Form 10-Q
period 1996-03-31
GIBRALTAR STEEL CORP
filed 1996-05-15
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549




	(Mark one)
	( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1996

   OR

	(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from _________ to _________


           Commission file number  0-22462

          	   Gibraltar Steel Corporation
    (Exact name of Registrant as specified in its charter)

	       Delaware                         	16-1445150
	(State or other jurisdiction of     	(I.R.S. Employer
	incorporation or organization)       	Identification No.)

 	3556 Lake Shore Road, P.O. Box 2028, Buffalo, New York 14219-0228
           	(Address of principal executive offices)

        	   (716)  826-6500
(Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .  No    .


As of April 30, 1996, the number of common shares outstanding was:  10,173,900.

GIBRALTAR STEEL CORPORATION

INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	    Condensed Consolidated Balance Sheets
	    March 31, 1996 (unaudited) and
	    December 31, 1995 (audited)	                       3

	    Condensed Consolidated Statements of Income
	    Three months ended March 31, 1996
  		 and 1995 (unaudited)	                   	          4

	    Condensed Consolidated Statements of Cash Flows
	    Three months ended March 31, 1996 and 1995
	    (unaudited)                	                       5

	  	 Notes to Condensed Consolidated Financial
	    Statements (unaudited)	                            6 - 7


Item 2. Management's Discussion and Analysis of
	    Financial Condition and Results of Operations      8 - 9

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule           12

    (b)  Report on Form 8-K                             10

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

GIBRALTAR STEEL CORPORATION

  CONDENSED CONSOLIDATED BALANCE SHEET
  (in thousands)

                               			 March 31,        December 31,
			                                   1996               1995
		                                (unaudited)        (audited)
Assets

Current assets:

	Cash and cash equivalents        	$   2,215       	$    4,123
	Accounts receivable	                 45,639            35,634
	Inventories	                         51,101            45,274
	Other current assets	                 2,517	            1,964

		Total current assets	              101,472            86,995

Property, plant and equipment, net	   81,465	           67,275

Other assets	                         25,433        	   13,153

                                			$ 208,370        	$ 167,423
                                			 ========	         ========

Liabilities and Shareholders' Equity

Current liabilities:
	Accounts payable                 	$  33,224	       $   25,845
	Accrued expenses	                     5,467        	    2,367
	Current maturities of long-term debt  1,215             1,214
	Deferred income taxes	                  142  	             54

		Total current liabilities	          40,048  	         29,480

Long-term debt	                       81,632	           57,840

Deferred income taxes	                12,418	            9,251

Other non-current liabilities     	      694	              608

Shareholders' equity
	Preferred shares	                         -	                -
	Common shares	                          102	              102
	Additional paid-in capital	          28,803        	   28,803
	Retained earnings	                   44,673        	   41,339

		Total shareholders' equity	         73,578        	   70,244

                                			$ 208,370        	$ 167,423
		                                	 ========        	 ========



See accompanying notes to financial statements

                       GIBRALTAR STEEL CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands, except share and per share data)

                                  			   	 	   Three Months Ended
                               	       	  	        March 31,
                                    			    		    1996       1995
			       		                                      (unaudited)

Net sales	 	                               	$   82,034 	$   58,765

Cost of sales	                             	    68,005      48,579

	Gross profit	                            		    14,029	     10,186

Selling, general and administrative expense	     7,354       5,090

	Income from operations	                  		     6,675       5,096

Interest expense	                        	 	     1,073         559

	Income before taxes	                     		     5,602	      4,537

Provision for income taxes                		     2,268       1,860

	Net income		                              	$    3,334 	$    2,677
			                                       		 =========	  =========
Net income per share                      		$      .33  $      .26
			 		                                       =========	  =========

Weighted average number of shares outstanding	10,173,900	10,162,900
                                       			 		=========   ==========

             See accompanying notes to financial statements

GIBRALTAR STEEL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

			                                          Three Months Ended March 31,
			                                                1996           1995
			                                                    (unaudited)

Cash flows from operating activities
Net income                                      $  3,334      $  2,677
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization	                     1,395	          924
Provision for deferred income taxes	                 424	          (55)
Equity investment income	                           (136)	        (209)
Gain on disposition of property and equipment	       (25)	         (27)
Increase (decrease) in cash resulting from
	changes in (net of effects from
	acquisition of CCHT):
  Accounts receivable	                            (6,758)       (2,420)
  Inventories	                                    (5,827)	      (2,232)
  Other current assets                         	    (848)    	     (52)
  Accounts payable and accrued expenses	           9,814     	   1,445
  Other assets	                                      (47)    	      26

	Net cash provided by operating activities         1,326 	          77

Cash flows from investing activities
Acquisition of CCHT, net of cash acquired      	 (23,715)            -
Purchases of property, plant and equipment	       (3,262)       (5,527)
Proceeds from sale of property and equipment	         26            60

	Net cash used in investing activities	          (26,951)	      (5,467)

Cash flows from financing activities
Long-term debt reduction	                        (12,283)	      (2,013)
Proceeds from long-term debt	                     36,000         7,332

	Net cash provided by financing activities        23,717         5,319

Net decrease in cash and cash equivalents	        (1,908)	         (71)

Cash and cash equivalents at beginning
of year                                            4,123         1,124

Cash and cash equivalents at end of period     	$  2,215     	$  1,053
			                                              =======	      =======

See accompanying notes to financial statements

GIBRALTAR STEEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and 1995 have been included.

Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements included in the Company's
Annual Report to Shareholders for the year ended December 31, 1995.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


2.  INVENTORIES

Inventories consist of the following:
                             			        (in thousands)
			                                 March 31,  	 December 31,
			                                    1996        	   1995
	                                		(unaudited)  	 (audited)

Raw material                        	$ 34,739     	$ 28,307
Finished goods and work-in-process	    16,362     	  16,967

Total inventories                   	$ 51,101     	$ 45,274
			                                   =======     	 =======


3.  RETAINED EARNINGS

The change in retained earnings consists of:
			                      			    (in thousands)
                          			  Three Months Ended
			                             March 31, 1996
                                 (unaudited)

Balance, beginning of year	        $ 41,339
Net income	                           3,334

Balance, end of period    	        $ 44,673
			                                 =======

4.  EARNINGS PER SHARE

Net income per share for the three months ended March 31, 1996 and 1995 was computed by dividing net income by the weighted average number of common shares outstanding.


5.  ACQUISITION

On April 3, 1995, the Company purchased all of the outstanding capital stock of Wm. R. Hubbell Steel Company and its subsidiary and certain of its affiliates (Hubbell) for an aggregate cash purchase price of $21 million. In addition, the Company repaid approximately $18 million of Hubbell's existing bank indebtedness.

On February 14, 1996, the Company purchased all of the outstanding capital stock of Carolina Commercial Heat Treating, Inc. (CCHT) for an aggregate cash purchase price of approximately $25 million. The funding for the purchase was provided by borrowings under the Company's existing credit facility. CCHT, headquartered in Charlotte, North Carolina, provides heat treating, brazing and related metal-processing services to a broad range of industries, including the automotive, hand tools, construction equipment and industrial machinery industries.

These acquisitions have been accounted for under the purchase method, and Hubbell's and CCHT's results of operations have been consolidated with the Company's results of operations from the respective acquisition dates. The excess of the aggregate purchase price over the fair market value of net assets of Hubbell and CCHT approximated $10 million and $12 million, respectively, and is being amortized over 35 years from the respective acquisition dates using the straight-line method.

The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 1995. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 1995 and are not necessarily indicative of future results of the combined companies.


                (in thousands, except per share data)
                   			   Three Months Ended
			                          March 31,
			                      1996          1995
			                         (unaudited)

Net sales            	$ 84,279     	$ 81,964
			                    =======	      =======
Income before taxes  	$  5,333     	$  5,747
                   			 =======	      =======
Net income           	$  3,156     	$  3,376
			                    =======	      =======
Net income per share 	$    .31     	$    .33
			                    =======	      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


Net sales of $82.0 million for the first quarter ended March 31, 1996 increased 39.6% from sales of $58.8 million for the prior year's first quarter. This increase resulted primarily from the net sales of Hubbell Steel (acquired in April 1995) for the quarter and the net sales of CCHT since its acquisition (February 1996) during the first quarter.

Cost of sales increased slightly to 82.9% of net sales for the first three months of 1996 from 82.7% for the prior year's first quarter. The decrease in gross profit margin to 17.1% for the first quarter in 1996 was primarily due to including Hubbell Steel's results. Hubbell Steel's products and services historically have generated slightly lower margins than the Company's other products and services.

Selling, general and administrative expenses as a percentage of net sales increased to 9.0% for the first quarter from 8.7% the prior year comparable period primarily due to performance-based compensation linked to the Company's sales and profitability.

Interest expense increased by $.5 million for the three months ended March 31, 1996 primarily due to higher average borrowings resulting from the Hubbell and CCHT acquisitions.

As a result of the above, income before taxes increased by $1.1 million for the three months ended March 31, 1996 to $5.6 million.

Income taxes for the three months ended March 31, 1996 approximated $2.3 million and was based on a 40.5% effective tax rate in 1996.

Liquidity and Capital Resources

During the first three months of 1996, the Company increased its working capital to $61.4 million. Additionally, shareholders' equity increased to $73.6 million at March 31, 1996.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net income of $3.3 million and depreciation and amortization of $1.4 million combined with increases in accounts payable and accrued expenses (net of the CCHT acquisition) of $9.8 million to provide cash of $14.5 million. This was primarily offset by increases in accounts receivable and inventory of $6.8 million and $5.8 million, respectively, to service increased sales, which resulted in net cash provided by operations of $1.3 million.

Net cash provided by long term financing activities of $23.7 million in addition to the $1.3 million in cash provided by operations and $1.9 million in cash on hand at the beginning of the quarter were primarily used for the acquisition of CCHT for $23.7 million (net of cash acquired) and $3.3 million of capital expenditures for the quarter.

At March 31, 1996, the Company's aggregate credit facilities available totaled $132 million. The Company had borrowings of $82.8 million under these credit facilities and an additional availability of $49.2 million.

The Company believes that availability under its credit facilities together with funds generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its operations and anticipated capital expenditures for the next twelve months.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated February 14, 1996 and a Form 8-K/A dated April 12, 1996 to report its purchase of all the outstanding capital stock of Carolina Commercial Heat Treating, Inc.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





	      GIBRALTAR STEEL CORPORATION
	          (Registrant)


	By   /x/ Brian J. Lipke
  	   Brian J. Lipke
	     President, Chief Executive Officer
	     and Chairman of the Board



	By   /x/ Walter T. Erazmus
  	   Walter T. Erazmus
	     Treasurer and Chief Financial Officer
	     (Principal Financial and Chief
  	   Accounting Officer)




Date May 14, 1996