Form 10-Q
period 1996-06-30
GIBRALTAR STEEL CORP
filed 1996-07-25
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549




	(Mark one)
	( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 1996

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


As of June 30, 1996, the number of common shares outstanding was:
12,223,900.

GIBRALTAR STEEL CORPORATION

INDEX

		                                                    PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	    Condensed Consolidated Balance Sheets
	    June 30, 1996 (unaudited) and
	    December 31, 1995 (audited)	                           3

	    Condensed Consolidated Statements of Income
	    Three months and Six months ended June 30, 1996
  		 and 1995 (unaudited)	                          	       4

	    Condensed Consolidated Statements of Cash Flows
	    Six months ended June 30, 1996 and 1995
	    (unaudited)	                                           5

		 Notes to Condensed Consolidated Financial
	  Statements (unaudited)	                                 6 - 7


Item 2. Management's Discussion and Analysis of
   	    Financial Condition and Results of Operations	     8 - 9


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        Exhibit 27 - Financial Data Schedule                11



2 of 10

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

               GIBRALTAR STEEL CORPORATION

           CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands)

                              			 June 30,    December 31,
			                                 1996          1995
		                              	(unaudited)    (audited)
Assets

Current assets:
	Cash and cash equivalents        	$   2,806    $   4 123
	Accounts receivable	                 46,009   	   35,634
	Inventories	                         53,045   	   45,274
	Other current assets	                 1,897   	    1,964

		Total current assets            	  103,757   	   86,995

Property, plant and equipment, net	   85,323	      67,275

Other assets	                         25,375   	   13,153

                                			$ 214,455   	$ 167,423

Liabilities and Shareholders' Equity

Current liabilities:
	Accounts payable                 	$  31,275    $  25,845
	Accrued expenses	                     5,185	       2,367
	Current maturities of long-term debt  1,216        1,214
	Deferred income taxes	                    -  	        54

		Total current liabilities       	   37,676   	   29,480

Long-term debt	                       51,233       57,840

Deferred income taxes             	   12,577   	    9,251

Other non-current liabilities	           781	         608

Shareholders' equity
	Preferred shares	                         -	           -
	Common shares	                          122   	      102
	Additional paid-in capital	          63,238	      28,803
	Retained earnings	                   48,828 	     41,339

		Total shareholders' equity	        112,188   	   70,244

                                 		$ 214,455    $ 167,423



See accompanying notes to financial statements

3 of 10

                       GIBRALTAR STEEL CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands, except share and per share data)



                    			   Three Months Ended 	    Six  Months  Ended
			                            June 30,    	           June 30,
			                        1996         1995       1996       1995
			                          (unaudited)	            (unaudited)

Net sales               $ 86,476    	$ 76,337 	$ 168,510   $ 135,102

Cost of sales	            70,609 	     65,097    138,614     113,676

	Gross profit	            15,867	      11,240	    29,896	     21,426

Selling, general and
 administrative expense    7,614        5,248     14,968      10,338

	Income from operations	   8,253        5,992	    14,928	     11,088

Interest expense	          1,270        1,240	     2,343       1,799

Income before taxes	       6,983	       4,752	    12,585	      9,289

Provision for income taxes 2,828        1,948      5,096       3,808

	Net income             	$ 4,155     	$ 2,804   	$ 7,489    	$ 5,481

Net income per share    	$   .40     	$   .28   	$   .73    	$   .54

Weighted average number
 of shares outstanding	10,286,537  	10,162,900 	10,230,219 	10,162,900





             See accompanying notes to financial statements

                                4 of 10

                     GIBRALTAR STEEL CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (in thousands)

                                               			   Six Months Ended
			                                                      June 30,
			                                                 1996         1995
			                                                    (unaudited)

Cash flows from operating activities
Net income                                      	$  7,489    	$  5,481
Adjustments to reconcile net income to
    net cash provided by operating activities:
Depreciation and amortization	                      2,973    	   2,040
Provision for deferred income taxes             	     406	        (113)
Equity investment income	                            (307)   	    (404)
Dividends from equity investments	                      -	         202
(Gain) loss on disposition of property
    and equipment   	                                   8	         (41)
Increase (decrease) in cash resulting from
	changes in (net of effects from
	acquisitions):
  Accounts receivable                           	  (7,128)	       (736)
  Inventories	                                     (7,771)   	   5,007
  Other current assets	                              (228)	       (515)
  Accounts payable and accrued expenses	            7,670    	  (1,108)
  Other assets	                                       (51)	         73

	Net cash provided by operating activities          3,061 	      9,886

Cash flows from investing activities
Acquisition of CCHT, net of cash acquired	        (23,715)          -
Acquisition of Hubbell, net of cash acquired	           -      (20,859)
Purchases of property, plant and equipment	        (8,544)   	  (8,667)
Proceeds from sale of property and equipment	         107           94

	Net cash used in investing activities          	 (32,152)   	 (29,432)

Cash flows from financing activities
Payment of Hubbell bank debt at acquisition	            -    	 (17,779)
Long-term debt reduction	                         (56,587)  	  (20,141)
Proceeds from long-term debt	                      49,906   	   56,932
Proceeds from issuance of common stock	            34,455            -

	Net cash provided by financing activities         27,774    	  19,012

Net decrease in cash and cash equivalents	         (1,317)   	    (534)

Cash and cash equivalents at beginning
of year                                             4,123    	   1,124

Cash and cash equivalents at end of period      	$  2,806     $    590




See accompanying notes to financial statements

5 of 10

                     GIBRALTAR STEEL CORPORATION

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and 1995 have been included.

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

The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES

Inventories consist of the following:
                             			       (in thousands)
		                                 June 30, 	December 31,
			                                  1996   	   1995
		                              	(unaudited)	 (audited)

Raw material                      	$ 36,576 	$ 28,307
Finished goods and work-in-process	  16,469 	  16,967

Total inventories                 	$ 53,045 	$ 45,274

3.  STOCKHOLDERS' EQUITY

During June 1996 the Company sold, through an underwritten secondary offering, 2,050,000 common shares at $18.00 per share. The net proceeds were approximately $34,455,000 and were used to repay existing bank debt.
The change in stockholders' equity consists of:

                             				(in thousands, except share data)
			                                             Additional
 	  		                        Common Shares       Paid-in    Retained
  			                        Shares	   Amount     Capital    Earnings
Balance at
  December 31, 1995	      10,173,900  $    102	  $ 28,803	   $ 41,339
Net income	                        -         -	         -       7,489
Secondary Offering	        2,050,000        20	    34,435 	         -

Balance at June 30, 1996  12,223,900  $    122   $ 63,238    $ 48,828


6 of 10

4.  EARNINGS PER SHARE

Net income per share for the six months ended June 30, 1996 and 1995 was computed by dividing net income by the weighted average number of common shares outstanding.


5.  ACQUISITION

On April 3, 1995, the Company purchased all of the outstanding capital stock of Wm. R. Hubbell Steel Company and its subsidiary and certain of its affiliates (Hubbell) for an aggregate cash purchase price of $21 million. In addition, the Company repaid approximately $18 million of Hubbell's existing bank indebtedness.

On February 14, 1996, the Company purchased all of the outstanding capital stock of Carolina Commercial Heat Treating, Inc. (CCHT) for an aggregate cash purchase price of approximately $25 million. The funding for the purchase was provided by borrowings under the Company's existing credit facility. CCHT, headquartered in Charlotte, North Carolina, provides heat treating, brazing and related metal-processing services to a broad range of industries, including the automotive, hand tools, construction equipment, and industrial machinery industries.

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


	                  (in thousands, except per share data)
                      			   Six Months Ended
			                            June 30,
			                        1996          1995
			                           (unaudited)

Net sales             	$ 170,755    	$ 163,896

Income before taxes   	$  12,316    	$  11,159

Net income            	$   7,311    	$   6,537

Net income per share  	$     .71    	$     .64





7 of 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


Net sales of $86.5 million for the second quarter ended June 30, 1996 increased 13% from sales of $76.3 million for the prior year's second quarter. Net sales of $168.5 million for the six months ended June 30, 1996 increased 25% from sales of $135.1 million in the first half of 1995. These increases primarily resulted from including six months of net sales of Hubbell Steel (acquired April 1995) for 1996 compared to three months in 1995, including net sales of CCHT (acquired February 1996) and sales growth at existing operations.

Cost of sales decreased to 81.7% of net sales for the second quarter and to 82.3% of net sales for the first half of 1996. Gross profit increased to 18.3% in the second quarter and increased to 17.7 % for the six months from 14.7% and 15.9% in the comparable prior periods in 1995. This increase was primarily due to higher margins attributable to sales from CCHT and improvements in margins at our existing operations.

Selling, general and administrative expenses as a percentage of net sales increased to 8.8% and 8.9% for the second quarter and the six months ended June 30, 1996 from 6.9% and 7.7% for the prior year comparable periods primarily due to higher costs as a percentage of sales attributable to CCHT and performance based compensation linked to the Company's sales and profitability.

Interest expense remained approximately the same for the quarter and increased by approximately $.5 million for the six months ended June 30, 1996 primarily due to higher average borrowings as a result of the CCHT acquisition.

As a result of the above, income before taxes increased by $2.2 million and $3.3 million for the quarter and the six months ended June 30, 1996 to $7.0 million and $12.6 million.

Income taxes for the six months ended June 30, 1996 approximated $5.1 million and were based on a 40.5% effective tax rate in 1996.







8 of 10

Liquidity and Capital Resources

During the first six months of 1996, the Company increased its working capital to $66.1 million. Long term debt was reduced to $51.2 million. Additionally, shareholders' equity increased to $112.2 million at June 30, 1996.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net cash provided by operations of $3.1 million resulted primarily from net income of $7.5 million and depreciation and amortization of $3.0 million. Additionally accounts receivable and inventory increased by $7.1 million and $7.8 million (net of the effect from the acquisition of CCHT) primarily due to increased sales levels and were offset by an increase of $7.7 million in accounts payable and accrued expenses. The $3.1 million provided by operations and an additional $27.8 million in net cash provided by long term financing activities were primarily used for the $23.7 million acquisition of CCHT and $8.5 million of capital expenditures.

In June 1996, the Company sold 2,050,000 shares of common shares in a public offering. The net proceeds from the offering which approximated $34.4 million were used to repay outstanding indebtedness.

At June 30, 1996, the Company's aggregate credit facilities available totaled approximately $132 million. The Company had borrowings of approximately $52 million under these credit facilities and an additional availability of approximately $80 million.

The Company believes that availability under its credit facilities together with funds generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its operations and anticipated capital expenditures for the next twelve months.






9 of 10

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




Date July 25, 1996







10 of 10