Form 10-Q
period 1996-09-30
GIBRALTAR STEEL CORP
filed 1996-10-29
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549




	(Mark one)
	( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 1996

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


As of September 30, 1996, the number of common shares outstanding was:
12,319,900.






1 of 11

GIBRALTAR STEEL CORPORATION

INDEX


                               			            PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	    Condensed Consolidated Balance Sheets
	    September 30, 1996 (unaudited) and
	    December 31, 1995 (audited)	                   3

	    Condensed Consolidated Statements of Income
	    Three months and Nine months ended
  		 September 30, 1996 and 1995 (unaudited)	       4

	    Condensed Consolidated Statements of Cash Flows
	    Nine months ended September 30, 1996 and 1995
	    (unaudited)	                                   5

  		 Notes to Condensed Consolidated Financial
	    Statements (unaudited)	                       6 - 8


Item 2. Management's Discussion and Analysis of
   	    Financial Condition and Results of Operations	     9 - 10



























2 of 11

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

GIBRALTAR STEEL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                              			September 30,      December 31,
			                                  1996               1995
	                               		(unaudited)        (audited)
Assets

Current assets:
	Cash and cash equivalents       	$   5,025         	$   4,123
	Accounts receivable	                46,725             35,634
	Inventories                     	   54,685         	   45,274
	Other current assets	                1,763    	         1,964

		Total current assets	             108,198         	   86,995

Property, plant and equipment, net   87,243             67,275

Other assets                     	   25,616  	          13,153

                               			$ 221,057         	$ 167,423
			                                ========          	 ========

Liabilities and Shareholders' Equity

Current liabilities:
	Accounts payable                	$  30,141         	$  25,845
	Accrued expenses	                    5,356	             2,367
	Current maturities of long-term deb  1,218              1,214
	Deferred income taxes	                  -  	               54

		Total current liabilities	         36,715         	   29,480

Long-term debt	                      52,927             57,840

Deferred income taxes	               12,907	             9,251

Other non-current liabilities    	      867	               608

Shareholders' equity
	Preferred shares	                       -	                  -
	Common shares	                         123	               102
	Additional paid-in capital	         64,276	            28,803
	Retained earnings               	   53,242         	   41,339

		Total shareholders' equity     	  117,641  	          70,244

                               			$ 221,057         	$ 167,423
		                               	 ========         	 ========



See accompanying notes to financial statements

3 of 11

                          GIBRALTAR STEEL CORPORATION

                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (in thousands, except share and per share data)


                   			   Three Months Ended 	   Nine Months Ended
                            September 30,  	       September 30,
			                       1996         1995       1996       1995
     			                    (unaudited)             (unaudited)

Net sales            	$   87,994	$   74,691  	$  256,504 $  209,793

Cost of sales	            72,015	    64,672  	   210,629    178,348

	Gross profit	            15,979     10,019       45,875     31,445

Selling, general and
  administrative expense   7,708      5,474       22,676     15,812

	Income from operations    8,271      4,545  	    23,199	    15,633

Interest expense	            852      1,181  	     3,195      2,980

	Income before taxes       7,419      3,364	      20,004     12,653

Provision for income taxes 3,005       1,362       8,101      5,170

	Net income          	$    4,414 	$    2,002 	$   11,903	$    7,483
                      		 ========= 	 ========    ========  ========
Net income per share	$      .36  	$      .20 	$     1.09	$      .74
		                    	 ========= 	 ========= 	 =========	 =========

Weighted average number
  of shares outstanding	12,239,607 	10,162,900 	10,904,904	10,162,900
		                     	==========	 ========== 	========== ==========





















             See accompanying notes to financial statements

                                4 of 11

GIBRALTAR STEEL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                    			      Nine Months Ended
			                                            September 30,
	                                      		   1996           1995
                                      			       (unaudited)

Cash flows from operating activities
Net income                               	$ 11,903     	$  7,483
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization	               4,579     	   3,247
Provision for deferred income taxes	           556	          568
Equity investment income	                     (486)	        (531)
Dividends from equity investments	               5 	         275
(Gain) loss on disposition of property
	and equipment	                                  7	         (161)
Increase (decrease) in cash resulting from
	changes in (net of effects from
	acquisitions):
  Accounts receivable	                      (7,844)	      (3,865)
  Inventories	                              (9,411)	      16,799
  Other current assets	                         86 	        (228)
  Accounts payable and accrued expenses	     6,686 	         686
  Other assets	                               (201)	          90

	Net cash provided by operating activities   5,880     	  24,363

Cash flows from investing activities
Acquisition of CCHT, net of cash acquired	 (23,715)	          -
Acquisition of Hubbell, net of cash acquired     -       (20,859)
Purchases of property, plant and equipment (11,909)    	 (11,670)
Proceeds from sale of property and equipment	  137           260

	Net cash used in investing activities   	 (35,487)	     (32,269)

Cash flows from financing activities
Payment of Hubbell bank debt at acquisition      -     	 (17,779)
Long-term debt reduction                 	 (65,891)	     (36,443)
Proceeds from long-term debt             	  60,906        63,832
Proceeds from issuance of common stock   	  35,494	            -

	Net cash provided by financing activities  30,509         9,610

Net increase in cash and cash equivalents	     902     	   1,704

Cash and cash equivalents at beginning
 of year	                                    4,123 	       1,124

Cash and cash equivalents at end of period $ 5,025     	$  2,828
                                       			 =======      	 =======



See accompanying notes to financial statements

5 of 11

GIBRALTAR STEEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and 1995 have been included.

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

The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2.  INVENTORIES

Inventories consist of the following:
                                			     (in thousands)
	                              		September 30,	 December 31,
		                               	   1996       	   1995
		                              	(unaudited)   	 (audited)

Raw material                      	$ 38,514      	$ 28,307
Finished goods and work-in-process	  16,171 	       16,967

Total inventories                 	$ 54,685      	$ 45,274
			                                 =======	       =======


3.  STOCKHOLDERS' EQUITY

During June 1996, the Company sold 2,050,000 common shares, in a public offering, at $18.00 per share. The net proceeds were approximately $34.4 million and were used to repay existing bank debt. In July 1996, the Company issued 11,000 of its common shares at $16.75 per share as a contribution to one of its profit sharing plans. In September 1996, 85,000 of previously issued stock options were exercised at $10 and $11 per share.

6 of 11

The change in stockholders' equity consists of:

                   			        (in thousands, except share data)
			                                           Additional
 			                       Common Shares        Paid-in     Retained
			                      Shares	    Amount      Capital     Earnings
Balance at
  December 31, 1995	  10,173,900  $    102	    $ 28,803  	  $ 41,339
Net income	                   -         -	            -       11,903
Public offering	       2,050,000        20	      34,365 	         -
Profit sharing plan
  contribution 	          11,000        - 	         184	          -
Stock options exercised   85,000         1          924           -

Balance at
  September 30,1996 	  12,319,900 $    123     $ 64,276     $ 53,242
		                     ==========   =======     =======      =======


4.  EARNINGS PER SHARE

Net income per share for the three and nine months ended September 30, 1996 and 1995 was computed by dividing net income by the weighted average number of common shares outstanding.


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






7 of 11

The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 1995. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 1995 and are not necessarily indicative of future results of the combined companies.


	                       (in thousands, except per share data)
                            			   Nine Months Ended
			                                 September 30,
			                              1996          1995
			                                 (unaudited)

Net sales                   	$ 258,749      	$ 243,751
			                           ========      	 ========
Income before taxes         	$  19,735      	$  14,914
                          			 ========	       ========
Net income                  	$  11,725      	$   8,736
			                           ========	       ========
Net income per share        	$    1.08      	$     .86
		                          	 ========      	 ========






































8 of 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Net sales of $88.0 million for the third quarter ended September 30, 1996 increased 18% from sales of $74.7 million for the prior year's third quarter. Net sales of $256.5 million for the nine months ended September 30, 1996 increased 22% from sales of $209.8 million in the first nine months of 1995. These increases primarily resulted from including nine months of net sales of Hubbell Steel (acquired April 1995) for 1996 compared to six months in 1995, including net sales of CCHT (acquired February 1996) and sales growth at existing operations.

Cost of sales decreased to 81.8% of net sales for the third quarter and to 82.1% of net sales for the first nine months of 1996. Gross profit increased to 18.2% in the third quarter and increased to 17.9% for the nine months from 13.4% and 15.0% in the comparable prior periods in 1995. This increase was primarily due to higher margins attributable to sales from CCHT and improvements in margins at our existing operations.

Selling, general and administrative expenses as a percentage of net sales increased to 8.8% for the third quarter and the nine months ended September
30, 1996 from 7.3% and 7.5% for the prior year comparable periods primarily due to higher costs as a percentage of sales attributable to CCHT and performance based compensation linked to the Company's sales and profitability.

Interest expense decreased by $.3 million for the quarter and increased by approximately $.2 million for the nine months ended September 30, 1996. These changes were primarily due to higher borrowings in the first half of the year as a result of the CCHT acquisition in February 1996 offset by a decrease in borrowings resulting from the repayment of debt in June 1996 with the net proceeds from the public offering.

As a result of the above, income before taxes increased by $4.1 million and $7.4 million for the quarter and the nine months ended September 30, 1996 to $7.4 million and $20.0 million.

Income taxes for the nine months ended September 30, 1996 approximated $8.1 million and were based on a 40.5% effective tax rate in 1996.











9 of 11

Liquidity and Capital Resources

During the first nine months of 1996, the Company increased its working capital to $71.5 million. Long term debt was reduced to $52.9 million.
Additionally, shareholders' equity increased to $117.6 million at September
30, 1996.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net cash provided by operations of $5.9 million resulted primarily from net income of $11.9 million and depreciation and amortization of $4.6 million. Additionally accounts receivable and inventory increased by $7.8 million and $9.4 million (net of the effect from the acquisition of CCHT) primarily due to increased sales levels and were offset by an increase of $6.7 million in accounts payable and accrued expenses. The $5.9 million provided by operations and an additional $30.5 million in net cash provided by long term financing activities were primarily used for the $23.7 million acquisition of CCHT and $11.9 million of capital expenditures.

In June 1996, the Company sold 2,050,000 shares of common shares in a public offering. The net proceeds from the offering which approximated $34.4 million were used to repay outstanding indebtedness.

At September 30, 1996, the Company's aggregate credit facilities available totaled approximately $132 million. The Company had borrowings of approximately $54 million under these credit facilities and an additional availability of approximately $78 million.

The Company believes that availability under its credit facilities together with funds generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its operations and anticipated capital expenditures for the next twelve months.






















10 of 11

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




Date    October 28, 1996


























11 of 11