Form 10-K
period 1996-12-31
GIBRALTAR STEEL CORP
filed 1997-01-24
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K
      (Mark One)
   (  X  )     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES ACT OF 1934
              For The Fiscal Year Ended December 31, 1996

                                  OR

  (     )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From ___________ to ____________
                    Commission File Number 0-22462

                      GIBRALTAR STEEL CORPORATION
        (Exact name of Registrant as specified in its charter)

       Delaware                                16-1445150
  (State or other jurisdiction             (I.R.S. Employer
   of incorporation organization)           Identification No.)

  3556 Lake Shore Road, PO Box 2028, Buffalo, New York  14219-0228
      (address of principal executive offices)         (Zip Code)
                             (716) 826-6500
          Registrant's telephone number, including area code

      Securities registered pursuant to Section 12(b) of the Act:

  Title of each class    Name of each exchange on which registered
  Common Stock,            NASDAQ National Market System
  $.01 par value

      Securities registered pursuant to Section 12(g) of the Act:

                                 NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  YES  X    NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

  As of December 31, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Registrant amounted to $159,766,000.

  As of December 31, 1996, the number of common shares outstanding was: 12,322,400.

                  DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997, are incorporated by reference into Part III of this report.
                                          Exhibit Index is on Page 36

                                PART I

     Item 1.  Description of Business

     General

     The Company is an intermediate processor of value-added steel products, consisting primarily of a broad range of fully processed cold-rolled strip steel products. Cold-rolled strip steel products comprise a segment of the cold-rolled sheet steel market that is defined by narrower widths, improved surface conditions and tighter gauge tolerances and are used by customers that demand critical specifications in their raw material needs. The Company manufactures high quality steel strapping for industrial applications and operates a precision metals facility for flat-rolled sheet steel and other processed metals products. The Company is a supplier of galvanized, galvalume and prepainted steel to the commercial and residential metal building industry. The Company operates materials management facilities that link steel producers and end-user manufacturers by integrating the inventory purchasing, receiving, inspection, billing, storage and shipping functions resulting in true just-in-time delivery of materials, thereby enabling both the steel producers and the end-user manufacturers to manage inventory more efficiently. Carolina Commercial Heat Treating, Inc.
     (CCHT), acquired in February 1996, provides metallurigical heat treating services for customers in a wide variety of industries.

     Industry Overview

     Intermediate steel processors occupy a market niche that exists between primary steel producers and end-user manufacturers. Primary steel producers typically focus on the sale of standard size and tolerance steel to large volume purchasers, including intermediate steel processors. At the same time, end-user manufacturers require steel with closer tolerances and on shorter lead times than the primary steel producers can provide efficiently.

     Products and Services

     The Company utilizes any one or a combination of 20 different processes and services to produce and deliver a variety of products on a just-in-time basis to industrial manufacturers and fabricators in the automotive, automotive supply, appliance, metal building, machinery, hardware, office equipment, electrical, and steel industries. The following table sets forth certain information regarding sales of products and services as a percentage of net sales for the past three years:

     Product or Service           Year Ended December 31,

                                   1994      1995      1996
     Cold-rolled strip steel        67%       50%       43%
     Other processed metals and
     services                       22%       42%       50%
     Steel strapping products       11%        8%        7%

     Cold-Rolled Strip Steel

     The Company produces a broad range of fully processed cold-rolled strip steel products. The Company buys wide, open tolerance sheet steel in coils from primary steel producers and processes it to specific customer orders by performing such computer-aided processes as cold reduction, annealing, edge rolling, roller leveling, slitting and cutting to length. Cold reduction is the rolling of steel to a specified thickness, temper and finish. Annealing is a thermal process which changes hardness and certain metallurgical characteristics of steel. Edge rolling involves conditioning edges of processed steel into square, full round or partially round shapes. Roller leveling applies pressure across the width of the steel to achieve precise flatness tolerances. Slitting is the cutting of steel to specified widths. Depending on customer specifications, one or more of these processes are utilized to produce steel strip of a precise grade, temper, tolerance and finish.

     The Company operates 10 rolling mills at its facilities in Cleveland, Ohio, Chattanooga, Tennessee and Buffalo, New York, and is capable of rolling widths of up to 38 inches. The Company has the capability to process coils up to a maximum 72 inch outside diameter. The Company's rolling mills include a hydraulic roll force system and an automatic gauge control system which is linked to a statistical process control computer, allowing microsecond adjustments during processing. The Company's computerized mills enable it to satisfy a growing industry demand for a range of steel from heavier gauge and special alloy steels to low carbon and light gauge steels, in each case having a high-quality finish and precision gauge tolerance. This equipment can process flat-rolled steel to specific customer requirements for thickness tolerances as close as +/- .00025 inches.

     The Company's rolling facility is further complemented by 15 high convection annealing furnaces, which shorten annealing times over conventional annealers. The Company's newest furnaces incorporate the use of a hydrogen atmosphere for the production of cleaner and more uniform steel. As a result of its annealing capabilities, the Company is able to produce cold-rolled strip steel with improved consistency in terms of thickness, hardness, molecular grain structure and surface.

     The Company can produce certain of its strip steel products on oscillated coils which wind the steel strip in a manner similar to the way thread is wound on a spool. Oscillating the steel enables the Company to put at least six times greater volume of finished product on a coil than standard ribbon winding, allowing customers to achieve longer production runs by reducing the number of equipment shut-downs to change coils. Customers are thus able to increase productivity, reduce downtime, improve yield and lengthen die life.

     Other Processed Metals and Services

     Precision Metals. The Company operates a precision metals facility for flat-rolled sheet steel and other processed metal products. In addition to slitting and cutting to length, the Company's precision metals facility can produce higher value-added products that are held to close tolerances and tight specifications through cold-rolling, annealing, blanking, oscillating and edging rolling.

     The Company through its Hubbell Steel facility acquired in 1995 also processes galvanized, galvalume and prepainted steel for the commercial and residential metal building industries. This facility has the capability to slit and cut to length material based upon customer specifications.

     Materials Management. The Company operates two materials management facilities that link primary steel producers and end-user manufacturers by integrating the inventory purchasing, receiving, inspection, billing, storage and shipping functions and producing true just-in-time delivery of materials. The Company's facilities receive shipments of steel by rail and truck from steel producers, which retain ownership of the steel until it is delivered to the end-user manufacturer. The
     Company inspects the steel and stores it in a climate-controlled environment through the use of a specialized stacker crane and racking system. When an order is placed, the Company often delivers the steel to the end-user manufacturer within one hour using Company-owned trucks that have been custom
     designed to facilitate the loading and unloading process.   The
     initial material management facility was opened in 1990 in
     Lackawanna, New York.   During the third quarter of  1995, a
     second facility was opened in Woodhaven, Michigan.

     Joint Venture. Through a subsidiary, the Company is a minority partner in two steel pickling operations. After the hot-rolling process, the surface of sheet steel is left with a residue known as scale, which must be removed prior to further processing by a cleaning process known as pickling. This joint venture pickles steel on a toll basis, receiving fees for its pickling services without acquiring ownership of the steel.

     The initial pickling operation was opened in 1989 in Cleveland, Ohio. During the third quarter of 1995, a second joint ventured pickling operation opened in Twinsburg, Ohio.

     Metallurgical Heat Treating Services. In February 1996, the Company acquired CCHT which through its facilities located in North Carolina, South Carolina, Tennessee and Georgia provides metallurgical heat treating services for customer-owned parts. These services include case-hardening, surface-hardening and through-hardening processes, for customers in a wide variety of industries. Using methods such as annealing, flame hardening, vacuum hardening, carburizing and nitrating, as well as a host of other services, these facilities can harden, soften or otherwise impart desired properties on parts made of steel, copper and various alloys and other metals. A variety of brazing services to join metallic objects together is also provided. CCHT maintains a metallurgical laboratory at each facility, providing a range of testing capabilities to add value to treated parts and enhance quality control. Consistent quality control is maintained by application of a statistical process control system. Additionally, CCHT maintains a fleet of trucks and trailers to provide rapid turnaround time for its customers.

     Steel Strapping Products

     Steel strapping is banding and packaging material that is used to close and reinforce shipping units such as bales, boxes, cartons, coils, crates and skids. The Company believes that it is one of three major domestic manufacturers of high tensile steel strapping, which is used in heavy duty applications.
     High tensile strapping is subject to strength requirements imposed by the American Association of Railroads for packaging of different products for common carrier transport. This high tensile steel strapping is essential to producers of large, heavy products such as steel, paper and lumber where reliability of the packaging material is critical to the safe transport of the product.

     The Company's strapping facility manufactures high tensile steel strapping by slitting, oscillating, heat treating, painting and packaging cold-rolled coils.

     Steel strapping is cold-rolled to precise gauge on the Company's rolling mill, which incorporates hydraulic screw downs and automatic gauge controls with statistical charting. This process ensures strapping product of the most uniform gauge available and produces the maximum amount of strapping per pound of steel. All products are tested by on-site laboratory personnel for width, thickness and other metallurgical properties.

     To meet the differing needs of its customers, the Company offers its strapping products in various thicknesses, widths and coil sizes. The Company also manufactures custom color and printed strapping. In addition, the Company offers related strapping products, such as seals and tools, and is able to manufacture tensional strapping for lighter duty applications.

     Quality Control

     The Company carefully selects its raw material vendors and uses computerized inspection and analysis to assure that the steel that enters its production processes will be able to meet the most critical specifications of its customers. The Company uses documented procedures during the production process, along with statistical process control computers linked directly to processing equipment, to monitor that such specifications are met. Physical, chemical and metallographic analyses are performed during the production process to verify that mechanical and dimensional properties, cleanliness, surface characteristics and chemical content are within specification.

     Suppliers and Raw Materials

     Intermediate steel processing companies are required to maintain substantial inventories of raw materials in order to accommodate the short lead times and just-in-time delivery requirements of their customers. Accordingly, the Company generally maintains its inventory of raw materials at levels that it believes are sufficient to satisfy the anticipated needs of the customers based upon historic buying practices and market conditions. The primary raw material utilized by the Company in its processing operations is flat-rolled steel. The Company purchases flat-rolled steel at regular intervals from a number of suppliers, however, a majority of its steel requirements is purchased from approximately 15 major North American suppliers. The Company has no long-term commitments with any of its suppliers.

     Technical Services

     The Company employs a staff of engineers and other technical personnel and maintains fully-equipped, modern laboratories to support is operations. The facilities enable the Company to verify, analyze and document the physical, chemical, metallurgical and mechanical properties of its raw materials and products. Technical service personnel also work in conjunction with the sales force to determine the types of flat rolled steel required for the particular needs of the Company's customers.

     Sales and Marketing

     The Company's products and services are sold primarily by Company sales personnel located throughout the midwest, northeast and southeast United States and Mexico. This marketing staff is supported by a vice president of sales for each of the Company's principal product lines.

     Customers and Distribution

     The Company services over 4,500 industrial customers located primarily in the midwest, northeast and southeast United States, Canada and Mexico. In 1996, net sales to automotive and automotive supply manufacturers accounted for approximately 17% and 29%, respectively. The Company also sells its products to customers in the appliance, metal building, machinery, hardware, office equipment, electrical, and steel industries.

     The Company manufacturers its products exclusively to customer order rather than for inventory. Although the Company negotiates annual sales orders with a majority of its customers, these orders are subject to customer confirmation as to product amounts and delivery dates.

     In 1994 and 1995, General Motors Corporation, the Company's largest customer, through its various subsidiaries and affiliates, accounted for approximately 14% and 11% of net sales, respectively. In 1996, no customer of the Company represented 10% or more the Company's net sales.

     Competition

     The steel processing market is highly competitive. The Company competes with a small number of other intermediate steel processors, some of which also focus on fully processed high value-added steel products. The Company competes on the basis of the precision and range of achievable tolerances, quality, price and the ability to meet delivery schedules dictated by customers.

     The Company also competes with a small number of other steel strapping manufacturers on the basis of quality, price, product variety and the ability to meet delivery schedules dictated by customers.
     The Company competes with a small number of suppliers of heat treating services in its market areas on the basis of quality, reliable delivery and price.

     Employees

     At December 31, 1996, the Company employed 911 people. Approximately 170 of the Company's hourly plant personnel are represented by the Local Union No. 55 of the United Automobile Workers under two separate contracts at the precision metals facility and the Buffalo-based cold-rolled strip steel and strapping facility, which expire in April 1997 and July 1999, respectively. In addition, under a contract which expires in February 1998, approximately 27 hourly plant personnel are represented by the Local Union No. 101, Chicago Truck Drivers, Helpers and Warehouse Workers at the precision metals facility in Franklin Park. The Company believes that its relationship with its employees is good.

     Backlog

     Because of the nature of the Company's products and the short lead time order cycle, backlog is not a significant factor in the Company's business. The Company believes that substantially all of its backlog of firm orders existing on December 31, 1996 will be shipped prior to the end of 1997.

     Governmental Regulation

     The Company's processing centers and manufacturing facilities are subject to many federal, state and local requirements relating to the protection of the environment. The Company believes that it is in material compliance with all environmental laws, does not anticipate any material expenditures in order to meet environmental requirements and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.

     The Company's operations are also governed by many other laws and regulations. The Company believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.

     Item 2.  Description of Properties

     The Company maintains its corporate headquarters in Buffalo, New York and conducts its business operations in facilities located in New York, Michigan, Illinois, Ohio, Tennessee, South Carolina, Texas, North Carolina and Georgia.

     The Company believes that its primary existing facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate its capacity needs through 1997.

     Location              Utilization                   Square    Owned or
                                                         Footage   Leased

     Buffalo, New York     Headquarters                   23,000     Leased
     Buffalo, New York     Precision metals
                           processing; warehouse         207,000     Owned
     Cheektowaga, New      Cold-rolled strip steel
     York                  processing and strapping
                           products                      148,000     Owned
     Tonawanda, New York   Cold-rolled strip steel and
                           precision metals processing   128,000     Owned
     Lackawanna, New       Materials management
     York                  facility                       65,000     Leased
     Dearborn, Michigan    Strapping tool products         3,000     Owned
     Woodhaven, Michigan   Materials management
                           facility                      100,000     Owned
     Franklin Park,        Coated sheet steel and
     Illinois              precision metals processing    99,000     Owned
     Cleveland, Ohio       Cold-rolled strip steel
                           processing                    229,200    Leased
     Chattanooga,
     Tennessee             Steel processing               65,000     Owned
     North Charleston,
     S. Carolina           Distribution warehouse        190,000    Leased
     Brownsville, Texas    Distribution warehouse         15,000    Leased
     Fountain Inn, S.
     Carolina              Heat treating services         77,400     Leased
     Reidsville, N.
     Carolina              Heat treating services         53,500     Leased
     Morristown,
     Tennessee             Heat treating services         24,200     Owned
     Conyers, Georgia      Heat treating services         18,700     Leased
     Charlotte, N.
     Carolina              Administrative offices          3,400     Leased

     Item 3.  Legal Proceedings

     From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which the management of the Company believes will have a material adverse effect on the Company's results of operations or financial condition or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

     The Company has been designated, along with others, as a potentially responsible party under Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, at one site. Based on the facts currently known to the Company, management expects that those costs to the Company of remedial actions at the site where it has been named a potentially responsible party will not have a material adverse effect on the Company's results of operations or financial condition.

     Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                PART II

     Item 5.  Market for Common Equity and Related Stockholder
     Matters

     As of December 31, 1996, there were 145 shareholders of record of the Company's common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

     The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ"). Its trading symbol is "ROCK". The following table sets forth the high and low sales prices per share for the Company's common stock for each quarter of 1996 and 1995:


          1996                   High           Low
          Fourth Quarter       $ 26 1/4       $ 21
          Third Quarter          23 1/4         16 1/2
          Second Quarter         22             15
          First Quarter          15 3/4         12 1/8

          1995
          Fourth Quarter       $ 13 1/2       $ 10
          Third Quarter          14 1/4         12 3/4
          Second Quarter         13 1/2         10 1/2
          First Quarter          11 1/4         10 1/2

     The Company has never paid cash dividends on its common stock and it is currently the Company's policy to invest earnings in the future development and growth of the Company.

 Item 6.     Selected Financial Data

 (in thousands, except share and per share data)
                                      Year Ended December 31,

                            1996       1995      1994      1993        1992

 Net Sales                $ 342,974  $ 282,833 $ 200,142 $ 167,883  $  145,680
 Income from operations      30,617     20,368    16,179    12,934      10,454
 Interest expense             3,827      3,984     1,374     1,621       1,873
 Income before income taxes  26,790     16,384    14,805    11,513       8,581
 Income taxes                10,815      6,662     5,996     6,300         339
 Net income                  15,975      9,722     8,809     5,213       8,242

 Net income per share     $    1.42  $     .96 $     .87
 Weighted average shares
    outstanding           11,260,956  10,163,817 10,162,900

 Pro forma net income (a)                                $   7,337  $    5,853
 Pro forma net income per share                          $     .72  $      .58
 Pro forma weighted average
    shares outstanding (b)                               10,162,900 10,162,900

 Current assets           $ 109,526  $  86,995 $  70,552 $  50,502  $   44,941
 Current liabilities         40,853     29,480    22,028    21,905      26,111
 Total assets               222,507    167,423   126,380    92,868      83,407
 Total debt                  49,841     59,054    38,658    14,179      26,313
 Shareholders' equity       121,744     70,244    60,396    51,587      38,010

 Capital expenditures     $  15,477  $  14,504 $  16,171 $  10,468  $    5,750
 Depreciation and
   amortization               6,246      4,538     3,445     3,399       3,226

    (a) Pro forma net income assumes that all of the Company's subsidiaries had been subject to income taxation as C Corporations during periods prior to the Company's initial public offering in November 1993.

    (b) Pro forma weighted average number of common shares was computed assuming the Company's initial public offering occurred at the beginning of each year.

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

     Results of Operations

     Year Ended 1996 Compared to Year Ended 1995

     Net sales increased by $60.1 million, or 21%, to a record $343.0 million in 1996 from $282.8 million in 1995. This increase primarily resulted from including twelve months of net sales of Hubbell Steel (acquired April 1995) for 1996 compared to nine months in 1995, including net sales of CCHT (acquired February 14, 1996) and sales growth at existing operations.

     Cost of sales increased by $41.3 million, or 17%, to $281.7 million in 1996 from $240.3 million in 1995. As a percentage of net sales, cost of sales decreased to 82% of net sales from 85%. This decrease was primarily due to higher margins attributable to CCHT sales and lower raw material costs at other operations.

     Selling, general and administrative expense increased by $8.5 million, or 39%, to $30.6 million in 1996 from $22.1 million in 1995. As a percentage of net sales, selling, general and administrative expense increased to 8.9% from
     7.8 % in 1995 primarily due to higher costs as a percentage of sales attributable to CCHT and performance based compensation linked to the Company's sales and profitability.

     Interest expense decreased by $.2 million primarily due to lower interest rates in 1996 compared to 1995 which were partially offset by higher average borrowings resulting from higher inventory levels to service increased sales and capital expenditures.

     As a result of the above, income before taxes increased by $10.4 million, or 64%, to a record $26.8 million in 1996 from $16.4 million in 1995.

     Income taxes approximated $10.8 million in 1996, an effective rate of 40.4% in comparison with 40.7% for 1995.


     Year Ended 1995 Compared to Year Ended 1994

     Net sales increased by $82.7 million, or 41%, to $282.8 million in 1995 from $200.1 million in 1994. This increase includes $63.2 million in net sales of Hubbell since the acquisition at the beginning of the second quarter. The remaining net sales increase was attributable to sales growth from existing operations and new operations begun during 1995.

     Cost of sales increased by $73.9 million, or 44%, to $240.3 million in 1995 from $166.4 million in 1994. As a percentage of net sales, cost of sales increased to 85% of net sales from 83.2%. This increase was primarily due to lower margins attributable to sales from Hubbell and lower margins generated by startup operations.

     Selling, general and administrative expense increased by $4.6 million, or 26%, to $22.1 million in 1995 from $17.5 million in 1994. As a percentage of net sales, selling, general and administrative expense decreased to 7.8% from 8.8% in 1994 primarily as a result of the lower costs as a percentage of sales attributable to Hubbell.

     Interest expense increased by $2.6 million primarily as a result of the Hubbell acquisition which resulted in higher average borrowings, in addition to higher interest rates compared to 1994 and additional borrowings resulting from higher inventory levels to service increased sales and capital expenditures.

     As a result of the above, income before taxes increased by $1.6 million, or 11%, to $16.4 million in 1995 from $14.8 million in 1994.

     Income taxes approximated $6.7 million in 1995, an effective rate of 40.7% in comparison with 40.5% for 1994.

     Liquidity and Capital Resources

     During 1996, the Company increased working capital by 19.4% to $68.7 million. Long term debt was reduced to $48.6 million and to 28.5% of total capitalization. Additionally, shareholders' equity increased by 73.3% to $121.7 million at December 31, 1996.

     The Company's principal capital requirements are to fund its operations including working capital requirements, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

     Net cash provided by operations of $13.6 million resulted primarily from net income of $16.0 million and depreciation of $6.2 million offset by the net increase in inventory and payables of $7.8 million to support record sales.

     Net proceeds of the public offering of $34.4 million were used to repay debt of $23.7 million incurred for the acquisition of CCHT.

     Significant capital expenditures included the completion of the installation of a new slitting line and 45,000 square foot of production and storage space at a Buffalo, New York facility and the construction relating to the new cold rolling mill expansion at the Cleveland, Ohio facility.

     During 1996, the Company extended the expiration date of its $125 million credit facility to November 17, 2000. This facility may be converted to a four year amortizing loan at any time prior to expiration. At December 31, 1996, the Company had borrowings of $43 million and additional availability of $82 million.

     The Company believes that availability under its credit facility, together with funds generated from operations, will be more than sufficient to provide the Company with the liquidity and capital resources necessary to fund its anticipated working capital requirements, acquisitions and capital expenditure commitments for the next twelve months.

     The Company believes that environmental issues will not require the expenditure of material amounts for environmental compliance in the future.

            Company Responsibility For Financial Statements


     The accompanying consolidated financial statements of Gibraltar Steel Corporation have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and include amounts based on management's best estimates and judgments. Financial information elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

     The Company has established and maintains a system of internal control designed to provide reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company.

     The financial statements have been audited by Price Waterhouse LLP, independent accountants. As part of their audit of the Company's 1996 financial statements, Price Waterhouse LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

     The Board of Directors pursues its responsibility for the Company's financial reporting through its Audit Committee, which is composed entirely of outside directors. The independent accountants have direct access to the Audit Committee, with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls and the quality of financial reporting.








     Brian J. Lipke
     Chairman of the Board
     and Chief Executive Officer





     Walter T. Erazmus
     Executive Vice President
     and Chief Financial Officer

     Item 8.  Financial Statements and Supplementary Data

     Index to Financial Statements:                   Page Number

     Financial Statements:

     Report of Independent Accountants                    17

     Consolidated Balance Sheets at
     December 31, 1996 and 1995                           18

     Consolidated Statements of Income for the
     three years ended December 31, 1996                  19

     Consolidated Statements of Cash Flows for the
     three years ended December 31, 1996                  20

     Consolidated Statements of Shareholders' Equity for
     the three years ended December 31, 1996              21

     Notes to Consolidated Financial Statements           22

     Supplementary Data:

     Quarterly Unaudited Financial Data                   32

                        Report of Independent Accountants



     To the Board of Directors and
     Shareholders of Gibraltar Steel Corporation


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gibraltar Steel Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     Price Waterhouse LLP
     Buffalo, New York
     January 17, 1997

GIBRALTAR STEEL CORPORATION CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)


                                                          December 31,
    ASSETS                                            1996            1995

    Current assets:
         Cash and cash equivalents                $   5,545       $   4,123
         Accounts receivable                         40,106          35,634
         Inventories                                 62,351          45,274
         Other current assets                         1,524           1,964
              Total current assets                  109,526          86,995

    Property, plant and equipment, net               88,670          67,275
    Other assets                                     24,311          13,153
                                                  $ 222,507       $ 167,423

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
         Accounts payable                         $  35,397       $  25,845
         Accrued expenses                             4,238           2,421
         Current maturities of long-term debt         1,218           1,214
              Total current liabilities              40,853          29,480


    Long-term debt                                   48,623          57,840
    Deferred income taxes                            10,364           9,251
    Other non-current liabilities                       923             608
    Shareholders' equity
      Preferred shares, $.01 par value;
        authorized: 10,000,000 shares; none
        outstanding                                       -               -
      Common shares, $.01 par value;
        authorized: 50,000,000 shares;
        issued and outstanding: 12,322,400
        shares in 1996 and 10,173,900 in 1995           123             102
      Additional paid-in capital                     64,307          28,803
      Retained earnings                              57,314          41,339
              Total shareholders' equity            121,744          70,244
                                                  $ 222,507       $ 167,423


    The accompanying notes are an integral part of these financial statements.

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENT OF INCOME
(in thousands, except share and per share data)


                                              Year Ended December 31,
                                           1996        1995         1994

  Net sales                           $   342,974  $  282,833   $   200,142

  Cost of sales                           281,717     240,370       166,443

       Gross profit                        61,257      42,463        33,699

  Selling, general and
  administrative expense                   30,640      22,095        17,520

       Income from operations              30,617      20,368        16,179

  Interest expense                          3,827       3,984         1,374

       Income before taxes                 26,790      16,384        14,805

  Provision for income taxes               10,815       6,662         5,996

       Net income                     $    15,975  $    9,722   $     8,809

  Net income per share                $      1.42  $      .96   $       .87


  Weighted average number of
    shares outstanding                 11,260,956   10,163,817   10,162,900


  The accompanying notes are an integral part of these financial statements.

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)


                                                 Year Ended December 31,
                                              1996       1995         1994
  CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                              $  15,975  $     9,722  $    8,809
  Adjustments to reconcile net
    income to net cash provided by (used
    in) operating activities:
    Depreciation and amortization             6,246        4,538       3,445
    Provision for deferred income taxes         774          218         676
    Undistributed equity investment income     (528)        (366)       (505)
    Gain on disposition of
      property and equipment                     (4)        (146)        (37)
    Increase (decrease) in cash resulting
    from changes in (net of effects
    from acquisitions):
      Accounts receivable                    (1,225)         838      (6,451)
      Inventories                           (17,077)      17,979     (13,354)
      Other current assets                      411         (503)       (390)
      Accounts payable and accrued expenses   9,275        3,390        (497)
      Other assets                             (244)          70        (318)

   Net cash provided by (used
   in) operating activities                  13,603       35,740      (8,622)


  CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisitions, net of cash acquired        (23,715)     (20,859)          -
  Purchases of property, plant
    and equipment                           (15,477)     (14,504)    (16,171)
  Proceeds from sale of property
    and equipment                               775          317         173

   Net cash used in investing activities    (38,417)     (35,046)    (15,998)


  CASH FLOWS FROM FINANCING ACTIVITIES

  Long-term debt reduction                  (78,195)     (64,527)    (15,381)
  Proceeds from long-term debt               68,906       66,832      39,860
  Net proceeds from issuance of common stock 35,525            -           -

   Net cash provided by financing activities 26,236        2,305      24,479

  Net increase (decrease) in cash             1,422        2,999        (141)

  Cash and cash equivalents at
    beginning of year                         4,123        1,124       1,265

  Cash and cash equivalents at
    end of year                          $    5,545    $   4,123   $   1,124

  The accompanying notes are an integral part of these financial statements.

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in thousands, except share data)

                                                       Additional
                                     Common Shares       Paid-in     Retained
                                   Shares     Amount     Capital     Earnings

 Balance at December 31, 1993  10,162,900  $    102   $  28,677    $  22,808

   Net income                           -         -           -        8,809

 Balance at December 31, 1994  10,162,900       102      28,677       31,617

   Net income                           -         -           -        9,722
   Issuance of common shares
     to profit sharing plan        11,000         -         126            -

 Balance at December 31, 1995  10,173,900       102      28,803       41,339

   Net income                           -         -           -       15,975
   Public offering              2,050,000        20      34,370            -
   Issuance of common shares
     to profit sharing plan        11,000         -         184            -
   Stock options exercised         87,500         1         950            -

 Balance at December 31, 1996  12,322,400  $    123   $  64,307    $  57,314


 The accompanying notes are an integral part of these financial statements.

                  GIBRALTAR STEEL CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       The consolidated financial statements include the accounts of Gibraltar Steel Corporation and subsidiaries (the
       Company). Significant intercompany accounts and transactions have been eliminated.


       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


       Cash and Cash Equivalents

       Cash and cash equivalents include cash on hand, checking accounts and all highly liquid investments with a maturity of three months or less.


       Inventories

       Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.


       Property, Plant and Equipment

       Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Accelerated methods are used for income tax purposes. The Company periodically evaluates the recoverability of its property, plant and equipment. Interest is capitalized in connection with construction of qualified assets. Under this policy, interest of $522,000, $683,000 and $361,000 was capitalized in 1996, 1995 and
       1994, respectively.


       Other Assets

       Goodwill is amortized over 35 years.

       Shareholders' Equity

       During June 1996, the Company sold 2,050,000 common shares, in a public offering, at $18 per share. The net proceeds of approximately $34.4 million were used to repay existing bank debt. In both December 1995 and July 1996, the Company issued 11,000 of its common shares as a contribution to one of its profit sharing plans.


      Interest Rate Exchange Agreements

      Interest rate swap agreements, which are used by the Company in the management of interest rate risk, are accounted for on an accrual basis. Amounts to be paid or received under interest rate swap agreements are recognized as interest expense or income in the periods in which they accrue. Swaps are not used for trading purposes.


       Income Taxes

       The financial statements of the Company have been prepared using the asset and liability approach in accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.


       Earnings Per Share

       Net income per share is based upon the weighted average number of shares outstanding during the year.


      2.  ACQUISITIONS

      On April 3, 1995, the Company purchased all of the outstanding capital stock of Wm. R. Hubbell Steel Company
      (Hubbell) for an aggregate cash purchase price of $21
      million. In addition, the Company repaid approximately $18 million of Hubbell's existing bank indebtedness.

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

      These acquisitions have been accounted for using purchase accounting with Hubbell and CCHT's results of operations included from the respective acquisition dates. The purchase price exceeded the fair market value of the net assets of Hubbell and CCHT by approximately $10 million and $11 million, respectively.

      The following pro forma information presents the condensed results of operations of the Company as if the acquisitions had occurred at the beginning of each period presented. The pro forma amounts may not be indicative of the results that would have actually been achieved and are not necessarily indicative of future results.



                                  (in thousands, except per share data)
                                              Year Ended December 31,
                                             1996                1995
                                                    (unaudited)

       Net sales                         $345,219            $321,737

       Income before taxes               $ 26,521            $ 18,870

       Net income                        $ 15,797            $ 11,074

       Net income per share              $   1.40            $   1.09


       3.  ACCOUNTS RECEIVABLE

       Accounts receivable are expected to be collected within one year and are net of reserves for doubtful accounts of $698,000 and $491,000 for 1996 and 1995, respectively.



       4.  INVENTORIES

       Inventories at December 31 consist of the following:

                                                  (in thousands)
                                                   1996            1995

       Raw material                            $ 45,258        $ 28,307
       Finished goods and work-in-process        17,093          16,967

            Total inventories                  $ 62,351        $ 45,274

       5.  PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, at cost less accumulated depreciation, at December 31 consists of the following:

                                                         (in thousands)
                                                       1996         1995

       Land and land improvements                   $  2,978     $  2,776
       Building and improvements                      29,145       24,031
       Machinery and equipment                        78,018       60,267
       Construction in progress                        7,894        5,135

                                                     118,035       92,209
       Less accumulated depreciation and
       amortization                                   29,365       24,934

         Total property, plant and equipment        $ 88,670     $ 67,275

       6.  OTHER ASSETS

       Other assets at December 31 consist of the following:

                                                (in thousands)
                                              1996         1995

       Equity interest in partnership     $  3,292        $  2,764
       Goodwill, net                        20,199           9,656
       Other                                   820             733

            Total other assets            $ 24,311        $ 13,153

       The Company's 26% partnership interest is accounted for using the equity method of accounting. The partnership provides a steel cleaning process called pickling to steel mills and steel processors, including the Company.

       7.  DEBT

       Long-term debt at December 31 consists of the following:

                                                    (in thousands)
                                                   1996        1995

       Revolving credit notes payable           $ 43,000     $ 51,000

       Industrial Development Revenue Bond         6,190        7,333

       Other debt                                    651          721

                                                  49,841       59,054

       Less current maturities                     1,218        1,214

            Total long-term debt                $ 48,623     $ 57,840

       In December 1996, the Company extended the expiration date to November 17, 2000 on its $125,000,000 revolving credit facility, of which $82,000,000 was available on December 31, 1996. This credit facility has various interest rate options which are no greater than the bank's prime rate and may be converted by the Company to a four year amortizing loan at any time prior to expiration. In addition, the Company may enter into interest rate exchange agreements (swaps) to manage interest costs and exposure to changing interest rates. At December 31, 1996, the Company had one interest rate swap agreement outstanding that effectively converted $25,000,000 of floating rate debt to a fixed rate of 6.34% with a termination date of November 20, 2000 or
       2002 at the option of the financial institution.   At
       December 31, 1996, additional borrowings outstanding consisted of $18,000,000 with an interest rate of LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 6.15% at December 31, 1996. Borrowings are secured by accounts receivable, inventory, property, plant and equipment and other assets of the Company.

       In addition, the Company has an Industrial Development Revenue Bond payable in equal installments through May 2002, with an interest rate of LIBOR plus a fixed rate (6.05% at December 31, 1996), which financed the cost of its Tennessee expansion under a capital lease agreement. The cost of the facility and equipment equal the amount of the bond and includes accumulated amortization of $710,000. The agreement provides for the purchase of the facility and equipment at any time during the term of the lease at scheduled amounts or at the end of the lease in 2002 for a nominal amount.

       The aggregate maturities on long-term debt including lease purchase obligations for the five years following December 31, 1996 are as follows: 1997, $1,218,000; 1998, $1,224,000;
       1999, $1,306,000; 2000, $2,054,000 and 2001, $11,909,000.

       The Company had no amounts outstanding under short-term borrowing for the year ended December 31, 1996 and 1995.

       The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.

       Total cash paid for interest in the years ended December 31, 1996, 1995 and 1994 was $4,701,000, $4,715,000 and
       $1,345,000, respectively.


       8.  LEASES

       The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 1996, 1995 and 1994 was $2,358,000, $1,693,000 and $824,000, respectively. Future minimum lease payments under these operating leases are $2,230,000, $1,273,000, $999,000, $714,000 and $701,000 for
       the years 1997, 1998, 1999, 2000 and 2001, respectively, and $2,016,000 thereafter through 2038.


       9.  EMPLOYEE RETIREMENT PLANS

       Non-union employees participate in various profit sharing plans. Contributions to these plans are funded annually and are based on a percentage of pretax income or amounts determined by the Board of Directors.

       Certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

       A supplemental pension plan provides defined pension benefits to certain salaried employees upon retirement. Net unfunded periodic pension costs of $307,000 were accrued under this plan since the inception of the plan and consisted primarily of service cost using a discount rate of 7.5%.

       Total expense for all plans was $1,066,000, $637,000 and $699,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


       10.  OTHER POST-RETIREMENT BENEFITS

       The Company provides health and life insurance to substantially all of its employees, and to a number of retirees and their spouses from certain of its subsidiaries. A summary of the components of the net periodic post-retirement benefit cost charged to expense consists of the following:


                                                     (in thousands)
                                              1996        1995       1994

       Service cost                        $     76       $  64      $ 53
       Interest cost                            109          98        72
       Amortization of transition
       obligations                               52          45        45

        Net periodic post-retirement
        benefit cost                        $   237       $ 207     $ 170

       The approximate unfunded accumulated post-retirement benefit obligation at December 31, consists of the following:

                                                  (in thousands)
                                                 1996        1995

       Retirees                               $   468     $   476
       Other fully eligible participants          200         181
       Other active participants                  943         684

                                              $ 1,611     $ 1,341


       The accumulated post-retirement benefit obligation was determined using a weighted average discount rate of 7.5%. The medical inflation rate was assumed to be 10% in 1996, with a gradual reduction to 5% over five years. The effect of a 1% annual increase in the medical inflation rate would increase the accumulated post-retirement benefit obligation by approximately $286,000 and $217,000 and the annual service and interest costs by approximately $37,000 and $31,000 for 1996 and 1995, respectively.

       One of the Company's subsidiaries also provides post-retirement health care benefits to its unionized employees through contributions to a multi-employer health care plan.


       11.  INCOME TAXES

       The provision for income taxes consists of the following:
                                              (in thousands)
                                     1996          1995          1994
       Current tax expense
            Federal               $  8,774     $  5,611       $  4,275
            State                    1,267          833          1,045
            Total current           10,041        6,444          5,320

       Deferred tax expense
            Federal                    670          198            740
            State                      104           20            (64)
            Total deferred             774          218            676

            Total provision       $ 10,815      $ 6,662        $ 5,996

       Deferred tax liabilities (assets) at December 31, consist of the following:

                                                   (in thousands)
                                               1996             1995

       Depreciation                         $  9,026          $ 7,560
       Inventory method change                 1,752            1,989
       Other                                   1,034            1,168

       Gross deferred tax liabilities         11,812           10,717

       State taxes                              (528)            (450)
       Other                                  (1,187)            (962)

       Gross deferred tax assets              (1,715)          (1,412)

          Net deferred tax liabilities      $ 10,097          $ 9,305


       The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S.
       statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                    (in thousands)
                                           1996           1995         1994

       Statutory U.S. tax rates        $  9,376        $ 5,734      $ 5,182
       Increase (decrease) in rates
         resulting from:
         State and local taxes, net         891            554          638
         Other                              548            374          176

                                       $ 10,815        $ 6,662      $ 5,996


       Total cash paid for income taxes in the years ended December 31, 1996, 1995 and 1994 was $9,639,000, $6,250,000 and
       $6,100,000, respectively.


       12.  COMMITMENTS AND CONTINGENCIES

       The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which is not clearly determinable at the present time, would significantly affect the Company's financial condition or results of operations.

       13.  STOCK OPTIONS

       The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its non-qualified stock option plan and its incentive stock option plan as stock options granted under these plans have an exercise price equal to 100% of the market price on the date of grant. No compensation cost has been charged against income for its restricted stock plan as no awards have been granted under this plan. If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, there would have been no effect on the Company's net income and earnings per share in 1995. The pro forma effect for 1996 is indicated below:


                          Net Income     Net Income Per Share

        As reported         $15,975                  $1.42
        Pro forma           $15,890                  $1.41



       Non-Qualified Stock Option Plan:

       The Company's Non-Qualified Stock Option Plan provides grants to officers, employees, non-employee directors and advisers to acquire an aggregate of 400,000 common shares at an exercise price equal to 100% of the market price on the date of grant. The options may be exercised in cumulative annual increments of 25% commencing one year from the date of grant and expire ten years from date of grant.

       There were 200,000 shares granted which were outstanding as of December 31, 1996 and 1995 under the Company's Non-Qualified Stock Option Plan, with a weighted-average exercise price of $10.75. The Company did not grant options under the plan in either 1996 or 1995. As of December 31, 1996 and 1995, 137,500 shares and 87,500 shares were exercisable, respectively. The 200,000 shares outstanding at December 31, 1996 have a weighted-average remaining contractual life of 7.3 years.

       Incentive Stock Option Plan:

       The Company's Incentive Stock Option Plan provides grants to officers and other key employees to acquire an aggregate of 600,000 common shares at an exercise price of not less than 100% of the market price on the date of grant. The options may be exercised in cumulative annual increments of 25% commencing one year from the date of grant and expire ten years from date of grant.

       The fair value of each option granted in 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995, respectively; risk-free interest rates of 6.64 and 5.70 percent; dividend yield of 0 percent for both years; expected lives of 5 years for both years; and volatility of 38 and 36 percent. The weighted average fair value of options granted during 1996 and 1995 were $7.44 and $4.56, respectively.

       A summary of the status of the Company's Incentive Stock
       Plan as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                   1996                       1995
                        Options       Weighted-    Options        Weighted-
                        Outstanding   Average      Outstanding    Average
                                      Exercise                    Exercise
                                      Price                       Price

       Beginning of year   270,000     $ 10.81        197,500      $ 10.72
       Granted             173,750       16.75         75,000        11.00
       Exercised           (87,500)      10.87              -            -
       Forfeited                 -           -         (2,500)       10.00
       End of year         356,250     $ 13.69        270,000      $ 10.81

       Options exercisable
       at year-end          64,375     $ 10.77         84,375      $ 10.84


       The following table summarizes information about Incentive
       Stock Options outstanding at December 31, 1996:

                  Options Outstanding                                Options Exercisable

       Range of   Number          Weighted-      Weighted-      Number            Weighted-
       Exercise   Outstanding     Average        Average        Exercisable       Average
       Prices     at 12/31/96     Remaining      Exercise       at 12/31/96       Exercise
                                  Contractual    Price                            Price
                                  Life

       $10 - $11     182,500       8.0 years        $ 10.77           64,375       $ 10.77
       $16.75        173,750       9.5 years          16.75                -             -

                     356,250       8.7 years        $ 13.69           64,375       $ 10.77


       Restricted Stock Plan:

       The Company's Restricted Stock Plan reserved for issuance
       100,000 common shares for the grant of restricted stock awards to employees at a purchase price of $.01 per share.
       No awards have been granted under this plan.

                  QUARTERLY UNAUDITED FINANCIAL DATA
                 (in thousands, except per share data)


       1996 Quarter Ended        March 31    June 30   Sept. 30   Dec. 31

         Net Sales                 $82,034   $86,476    $87,994   $86,470

         Gross Profit               14,029    15,867     15,979    15,382
         Net Income                  3,334     4,155      4,414     4,072
         Net Income Per Share      $   .33   $   .40    $   .36   $   .33



       1995 Quarter Ended        March 31    June 30   Sept. 30   Dec. 31

         Net Sales                 $58,765   $76,337    $74,691   $73,040

         Gross Profit               10,186    11,240     10,019    11,018
         Net Income                  2,677     2,804      2,002     2,239
         Net Income Per Share      $   .26   $   .28    $   .20   $   .22

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

     None.

                               PART III

     Item 10.  Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers of the Company is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1996 fiscal year.

     Item 11.  Executive Compensation

     Information regarding executive compensation is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1996 fiscal year.

     Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1996 fiscal year.

     Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the company's 1996 fiscal year.

                                PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K


     (a) (1)     Financial Statements:                Page Number

                 Report of Independent Accountants         17

                 Consolidated Balance Sheets at
                 December 31, 1996 and 1995                18

                 Consolidated Statements of Income
                 for the three years
                 ended December 31, 1996                   19

                 Consolidated Statements of Cash Flows
                 for the three years ended
                 December 31, 1996                         20

                 Consolidated Statements of Shareholders'
                 Equity for the three years ended
                 December 31, 1996                         21

                 Notes to Consolidated Financial
                 Statements                                22

            (2)  Supplementary Data

                 Quarterly Unaudited Financial Data        32

            (3)  Exhibits

                 The exhibits to this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 36.


     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the three month period ended
            December 31, 1996.

                              SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GIBRALTAR STEEL CORPORATION

                                         By /x/ Brian J. Lipke
                                           Brian J. Lipke
                                           President, Chief Executive Officer
                                           and Chairman of the Board


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /x/ Brian J. Lipke      President, Chief Executive Officer
     Brian J. Lipke          and Chairman of the Board       January 24, 1997


     /x/ Walter T. Erazmus   Treasurer and Chief Financial Officer
     Walter T. Erazmus       (principal accounting officer)  January 24, 1997


     /x/ Neil E. Lipke       Director
     Neil E. Lipke                                           January 24, 1997


     /x/ Gerald S. Lippes    Director
     Gerald S. Lippes                                        January 24, 1997


     /x/ Arthur A. Russ, Jr. Director
     Arthur A. Russ, Jr.                                     January 24, 1997


     /x/ David N. Campbell   Director
     David N. Campbell                                       January 24, 1997


     /x/ William P. Montague Director
     William P. Montague                                     January 24, 1997

                              Exhibit Index


    Exhibit                                                   Sequentially
    Number                                                    Numbered Page

     3.1     Certificate of Incorporation of Registrant
             (incorporated by reference to the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

     3.2 By-Laws of the Registrant (incorporated by reference to the same exhibit number to the Company's Registration Statement on Form S-1
             (Registration No. 33-69304))

     4.1 Specimen Common Share Certificate (incorporated by reference to the same exhibit number to the Company's Registration Statement on Form S-1
             (Registration No. 33-69304))

    10.1     Partnership Agreement of Samuel Pickling Management
             Company dated June 1, 1988 between Cleveland
             Pickling, Inc. and Samuel Manu-Tech, Inc.
             (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
             (Registration No. 33-69304))

    10.2 Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co. and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

    10.3 Lease dated December 1, 1987 between American Steel and Wire Corporation as Lessor and Gibraltar Strip Steel, Inc., as Lessee, and related Service Agreement as amended by an Amendment to Lease and Amendment to Service Agreement dated February 1, 1992 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

    10.4     Lease dated September 1, 1990 between Erie County
             Industrial Development Agency and Integrated
             Technologies International, Ltd. (incorporated by reference to Exhibit 10.13 to the Company's
             Registration Statement on Form S-1(Registration No.
             33-69304))

    10.5     Lease dated June 4, 1993 between Buffalo Crushed
             Stone, Inc. and Gibraltar Steel Corporation
             (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1
             (Registration No. 33-69304))

    Exhibit                                                   Sequentially
    Number                                                    Numbered Page

    10.6* Employment Agreement dated as of November 1, 1993 between the Registrant and Brian J. Lipke
              (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1
              (Registration No. 33-69304))

    10.7      Gibraltar Steel Corporation Executive Incentive
              Bonus Plan (incorporated by reference to Exhibit
              10.16 to the Company's Registration Statement on
              Form S-1(Registration No. 33-69304))

    10.8 Agreement dated June 29, 1992 for Adoption by Gibraltar Steel Corporation of Chase Lincoln
              First Bank, N.A. (now Chase Manhattan Bank, N.A.) Non-Standardized Prototype 401(k) Retirement Savings Plan (incorporated by reference to Exhibit
              10.17 to the Company's Registration Statement on Form S-1(Registration No. 33-69304))

    10.9*     Gibraltar Steel Corporation Incentive Stock Option
              Plan (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form
              S-1(Registration No. 33-69304))

    10.10* Gibraltar Steel Corporation Incentive Stock Option Plan, Second Amendment and Restatement (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration
              No. 333-03979))

    10.11*    Gibraltar Steel Corporation Restricted Stock Plan
              (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1
              (Registration No. 33-69304))

    10.12*    Gibraltar Steel Corporation Non-Qualified Stock
              Option (incorporated by reference to Exhibit 10.20
              to the Company's Registration Statement on Form S-1
              (Registration No. 33-69304))

    10.13* Gibraltar Steel Corporation Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

    10.14* Gibraltar Steel Corporation Profit Sharing Plan dated August 1, 1984, as Amended April 14, 1986 and May 1, 1987 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1(Registration No. 33-69304))

    Exhibit                                                  Sequentially
    Number                                                   Numbered Page

    10.15 Tax Indemnification Agreement dated as of November 5, 1993 among the Registrant, Brian
              J. Lipke, Curtis W. Lipke, Neil B. Lipke, Eric
              R. Lipke, Meredith A. Lipke, Bonneville Trust of December 31, 1987 f/b/o Brian J. Lipke, Corvette Trust of December 31, 1987 f/b/o Curtis W. Lipke, Nova Trust of December 31, 1987 f/b/o Neil E. Lipke, Electra Trust of December 31, 1987 f/b/o/ Eric R. Lipke, Monza Trust of January 22, 1988 f/b/o Meredith A. Lipke, Bonneville Trust No. 2 of August 15, 1988 f/b/o Brian J. Lipke, Corvette Trust No. 2 of August 15, 1988 f/b/o Curtis W. Lipke, Nova Trust No. 2 of August 15, 1988 f/b/o Neil
              E. Lipke, Electra Trust No. 2 of August 15,
              1988 f/b/o Eric R. Lipke, Monza Trust No. 2 of February 15, 1988 f/b/o Meredith A. Lipke (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

    10.16 Agreement and Plan of Exchange and Reorganization dated October 31, 1993 among the Registrant,
              Estate of Kenneth E. Lipke, Bonneville Trust of December 31, 1987 f/b/o Brian J. Lipke, Corvette Trust of December 31, 1987 f/b/o Curtis W. Lipke, Nova Trust of December 31, 1987 f/b/o Neil E.
              Lipke, Electra Trust of December 31, 1987 f/b/o
              Eric R. Lipke, Monza Trust of January 22, 1988 f/b/o Meredith A. Lipke, Bonneville Trust No. 2 of
              August 15, 1988 f/b/o Brian J. Lipke, Corvette
              Trust No. 2 of August 15, 1988 f/b/o Curtis W. Lipke, Nova Trust No. 2 of August 15, 1988 f/b/o Neil E. Lipke, Electra Trust No. 2 of August 15, 1988 f/b/o Eric R. Lipke, Monza Trust No. 2 of February 15, 1988 f/b/o Meredith A. Lipke (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

    10.17 Credit Agreement dated as of November 10, 1994 among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York, Chase Manhattan Bank, N.A., as Administrative Agent and various financial institutions that are signatories thereto (incorporated by reference to Exhibit
              10.1 to the Company's Current report on Form 8-K dated November 14, 1994)

    10.18 Amendment Agreement, dated December 28, 1995, to Credit Agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York, Chase Manhattan Bank, N.A., as Administrative Agent and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

    Exhibit                                                  Sequentially
    Number                                                   Numbered Page

    10.19     Amendment Agreement dated as of December 19,             41
              1996 among Gibraltar Steel Corporation,
              Gibraltar Steel Corporation of New York, The
              Chase Manhattan Bank, Fleet Bank, Mellon Bank,
              N.A. and The Chase Manhattan Bank, as
              Administrative Agent

    10.20 Bond Purchase Agreement dated June 16, 1994 among the Industrial Development Board of the County of Hamilton, Tennessee, Fleet Bank of
              New York and Gibraltar Steel of Tennessee
              (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

    10.21*    Gibraltar Steel Corporation 401(k) Plan
              (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8
              (No. 33-87034))

    10.22*    First Amendment, dated January 20, 1995, to
              Gibraltar Steel Corporation 40l(k) Plan
              (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

    10.23 Agreement dated April 24, 1994 between Gibraltar Metals Division and International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) and its Amalgamated Local No. 55 (incorporated by reference to
              Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

    10.24     Agreement dated July 31, 1996 between Gibraltar          50
              Strip and Strapping Division and the International
              Union, United Automobile, Aerospace and
              Agricultural Implement Workers of America (UAW) and its Amalgamated Local No. 55

    10.25 Lease dated January 11, 1996 between Turn Key Warehousing, Inc., as Lessor and Gibraltar Metals, a division of Gibraltar Steel Corporation of New York, as Lessee (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

    10.26 Stock Purchase Agreement dated as of April 3, 1995 among Gibraltar Steel Corporation of New York, Albert Fruman, Marshall Fruman, Lee Fruman, Dale Fruman and William R. Hubbell Trust U/A dated July 20, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 3, 1995)

    Exhibit                                                  Sequentially
    Number                                                   Numbered Page

    10.27 Lease dated November 2, 1992 between MGI Properties and Mill Transportation Company, as modified by Lease Extension and Modification Agreement dated as of July 24, 1995 between MGI Holdings, Inc.
              and Mill Transportation Company (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

    10.28 Real Property Lease Agreement dated February 14, 1996 between Blacksmith Leasing and Carolina Commercial Heat Treating, Inc.(incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

    10.29 Real Property Lease Agreement dated February 14, 1996 between Blacksmith Leasing and Carolina Commercial Heat Treating, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

    10.30 Lease dated as of August 12, 1995 between John W. Rex and Carolina Commercial Heat Treating, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

    21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's
              Registration Statement on Form S-1 (Registration
              No. 333-03979))

               ________________________________


              * Document is a management contract or compensatory plan or arrangement