Form 10-Q
period 1997-03-31
GIBRALTAR STEEL CORP
filed 1997-05-07
CIK 912562

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




            (Mark one)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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


        As of April 30, 1996, the number of common shares outstanding was: 12,325,212.






                                  1 of 11

                        GIBRALTAR STEEL CORPORATION

                                   INDEX


                                                            PAGE NUMBER
        PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets
                March 31,1997 (unaudited) and
                December 31, 1996 (audited)                         3

                Condensed Consolidated Statements of Income
                Three months ended March 31, 1997 and
                1996 (unaudited)                                    4

                Condensed Consolidated Statements of Cash Flows
                Three months ended March 31, 1997 and 1996
                (unaudited)                                         5

                Notes to Condensed Consolidated Financial
                Statements (unaudited)                            6 - 8


        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations     9 - 10























                                  2 of 11

                      PART I.  FINANCIAL INFORMATION

                       Item 1. Financial Statements

                        GIBRALTAR STEEL CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (in thousands)

                                                     March 31,   December 31,
                                                       1997          1996
                                                    (unaudited)   (audited)
     Assets

     Current assets:
            Cash and cash equivalents               $   3,923     $   5,545
            Accounts receivable                        59,911        40,106
            Inventories                                82,654        62,351
            Other current assets                        3,455         1,524

               Total current assets                   149,943       109,526

     Property, plant and equipment, net               103,808        88,670

     Other assets                                      34,847        24,311

                                                    $ 288,598     $ 222,507

     Liabilities and Shareholders' Equity

     Current liabilities:
            Accounts payable                        $  41,254     $  35,397
            Accrued expenses                            6,836         4,238
            Current maturities of long-term debt        1,220         1,218

               Total current liabilities               49,310        40,853

     Long-term debt                                    97,695        48,623

     Deferred income taxes                             13,977        10,364

     Other non-current liabilities                      1,030           923

     Shareholders' equity
            Preferred shares                                -             -
            Common shares                                 123           123
            Additional paid-in capital                 64,703        64,307
            Retained earnings                          61,760        57,314

               Total shareholders' equity             126,586       121,744

                                                    $ 288,598     $ 222,507




              See accompanying notes to financial statements

                                  3 of 11

                         GIBRALTAR STEEL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except share and per share data)


                                                      Three Months Ended
                                                           March 31,
                                                       1997       1996

        (unaudited)

        Net sales                                  $ 108,277    $ 82,034

        Cost of sales                                 89,579      68,005

           Gross profit                               18,698      14,029

        Selling, general and administrative expense   10,076       7,354

           Income from operations                      8,622       6,675

        Interest expense                               1,149       1,073

           Income before taxes                         7,473       5,602

        Provision for income taxes                     3,027       2,268

           Net income                             $    4,446    $  3,334

        Net income per share                      $      .36    $    .33

        Weighted average number of
         shares outstanding                       12,324,594  10,173,900









                     See accompanying notes to financial statements

                                        4 of 11

                        GIBRALTAR STEEL CORPORATION

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                      1997         1996
                                                             (unaudited)

        Cash flows from operating activities
        Net income                                 $  4,446    $  3,334
        Adjustments to reconcile net income to
           net cash (used in) provided by
           operating activities:
        Depreciation and amortization                 1,932       1,395
        Provision for deferred income taxes             304         424
        Equity investment income                       (216)       (136)
        Gain (loss) on disposition of property
            and equipment                                 2         (25)
        Increase (decrease) in cash resulting from
            changes in (net of effects from
            acquisitions):
          Accounts receivable                       (10,936)     (6,758)
          Inventories                                (4,346)     (5,827)
          Other current assets                       (1,019)       (848)
          Accounts payable and accrued expenses       3,304       9,814
          Other assets                                 (193)        (47)

           Net cash (used in) provided by
              operating activities                   (6,722)      1,326

        Cash flows from investing activities
        Acquisitions, net of cash acquired          (24,907)    (23,715)
        Purchases of property, plant and equipment   (4,421)     (3,262)
        Proceeds from sale of property and equipment     56          26

           Net cash used in investing activities    (29,272)    (26,951)

        Cash flows from financing activities
        Long-term debt reduction                    (27,397)    (12,283)
        Proceeds from long-term debt                 61,743      36,000
        Proceeds from issuance of common stock           26           -

           Net cash provided by financing activities 34,372      23,717

        Net decrease in cash and cash equivalents    (1,622)     (1,908)

        Cash and cash equivalents at beginning
            of year                                   5,545       4,123

        Cash and cash equivalents at end of period $  3,923    $  2,215





              See accompanying notes to financial statements

                                  5 of 11

                        GIBRALTAR STEEL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




         1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements as of March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1996 have been included.

         Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

         The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


         2.  INVENTORIES

         Inventories consist of the following:
                                                      (in thousands)
                                                 March 31,     December 31,
                                                    1997          1996
                                                 (unaudited)    (audited)

         Raw material                            $ 63,029      $ 45,258
         Finished goods and work-in-process        19,625        17,093

         Total inventories                       $ 82,654      $ 62,351






                                  6 of 11

         3.  STOCKHOLDERS' EQUITY

         The changes in stockholders' equity consists of:

                                         (in thousands, except share data)
                                                          Additional
                                      Common Shares        Paid-in   Retained
                                     Shares     Amount     Capital   Earnings

         December 31, 1996 balance  12,322,400  $  123    $ 64,307   $ 57,314
         Net income                          -       -           -      4,446
         Stock options exercised
           and related tax benefit       2,500       -         396          -

         March 31, 1997 balance     12,324,900  $  123    $ 64,703   $ 61,760

         The Company realizes an income tax benefit from the disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital of approximately $370,000.


         4.  EARNINGS PER SHARE

         Net income per share for the three months ended March 31, 1997 and 1996 was computed by dividing net income by the weighted average number of common shares outstanding.


         5.  ACQUISITIONS

        On February 14, 1996, the Company purchased all of the outstanding capital stock of Carolina Commercial Heat Treating, Inc. (CCHT) for approximately $25 million in cash. CCHT, headquartered in Charlotte, North Carolina, provides heat treating, brazing and related metal-processing services to a broad range of industries, including the automotive, hand tools, construction equipment and industrial machinery industries.

        On January 31, 1997, the Company purchased all of the outstanding capital stock of Southeastern Metals Manufacturing Company, Inc. (SEMCO) for approximately $25 million in cash. SEMCO provides the construction industry with galvanized steel, aluminum and copper products.







                                  7 of 11

         These acquisitions have been accounted for under the purchase method. Results of operations of CCHT and SEMCO have been consolidated with the Company's results of operations from the respective acquisition dates. The excess of the aggregate purchase price over the fair market value of net assets of CCHT and SEMCO approximated $12 million and $10 million, respectively, and is being amortized over 35 years from the acquisition dates using the straight-line method.

         The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 1996. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 1996 and are not necessarily indicative of future results of the combined companies.


                                 (in thousands, except per share data)
                                              Three Months Ended
                                                   March 31,
                                              1997          1996
                                                  (unaudited)

         Net sales                         $ 114,801     $ 103,671

         Income before taxes               $   7,183     $   5,413

         Net income                        $   4,264     $   3,175

         Net income per share              $     .35     $     .31








                                  8 of 11

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Results of Operations


         Net sales of $108.3 million for the first quarter ended March 31, 1997 increased 32% from sales of $82.0 million for the prior year's first quarter. This increase primarily resulted from including two months of net sales of SEMCO (acquired January 31, 1997), including net sales of CCHT (acquired February 14, 1996) for the entire quarter and sales growth at existing operations.

         Cost of sales decreased slightly to 82.7% of net sales for the first three months of 1997 from 82.9% for the prior year's first quarter. The increase in gross profit margin to 17.3% for the first quarter in 1997 was primarily due to including SEMCO results. SEMCO's products and services historically have generated higher margins than the Company's other products and services.

         Selling, general and administrative expenses as a percentage of net sales increased to 9.3% for the first quarter from 9.0% the prior year comparable period primarily due to higher costs as a percentage of sales attributable to SEMCO and performance based compensation linked to the Company's sales and profitability.

         Interest expense approximated $1.1 million for both quarters ended March 31, 1997 and 1996.

         As a result of the above, income before taxes increased by $1.9 million for the quarter ended March 31, 1997 to $7.5 million.

         Income taxes for the three months ended March 31, 1997 approximated $3.0 million and were based on a 40.5% effective tax rate for both quarters ended March 31, 1997 and 1996.




                                  9 of 11

         Liquidity and Capital Resources

         During the first three months of 1997, the Company increased its working capital to $100.6 million. Additionally, shareholders' equity increased to $126.6 million at March 31, 1997.

         The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

         Net income of $4.4 million and depreciation and amortization of $1.9 million combined with increases in accounts payable and accrued expenses (net of the SEMCO acquisition) totaling $3.3 million provided cash of $9.6 million. This was offset by increases in accounts receivable and inventory of $10.9 and $4.3 million respectively, which together with the acquisition of SEMCO for approximately $25 million and $4.4 million of capital expenditures required $34.4 in net financing activities.

         At March 31, 1997, the Company's aggregate credit facilities available totaled approximately $131 million. The Company had total borrowings of approximately $99 million under these credit facilities and an additional availability of approximately $32 million.

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





                                         GIBRALTAR STEEL CORPORATION
                                             (Registrant)


                                   By   /s/ Brian J. Lipke
                                        Brian J. Lipke
                                        President, Chief Executive Officer
                                        and Chairman of the Board



                                   By   /s/ Walter T. Erazmus
                                        Walter T. Erazmus
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial and Chief
                                         Accounting Officer)




         Date May 7, 1997
















                                 11 of 11