Form 10-Q
period 1997-06-30
GIBRALTAR STEEL CORP
filed 1997-07-25
CIK 912562

FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549




    (Mark one)
    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

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


    As of June 30, 1997, the number of common shares outstanding was: 12,329,899.


                              1 of 12

                        GIBRALTAR STEEL CORPORATION
                                   INDEX


                                                        PAGE NUMBER
    PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets
            June 30, 1997 (unaudited) and
            December 31, 1996 (audited)                        3

            Condensed Consolidated Statements of Income
            Three months and six months ended
            June 30, 1997 and 1996 (unaudited)                 4

            Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1997 and 1996
            (unaudited)                                        5

            Notes to Condensed Consolidated Financial
            Statements (unaudited)                           6 - 8


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations    9 - 10

    PART II. OTHER INFORMATION                                 11


                                  2 of 12

                      PART I.  FINANCIAL INFORMATION
                       Item 1. Financial Statements

                        GIBRALTAR STEEL CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (in thousands)

                                                June 30,   December 31,
                                                  1997          1996
                                              (unaudited)    (audited)
 Assets

 Current assets:
        Cash and cash equivalents               $   4,638     $   5,545
        Accounts receivable                        57,088        40,106
        Inventories                                79,779        62,351
        Other current assets                        2,876         1,524
                                                ---------     ---------
           Total current assets                   144,381       109,526

 Property, plant and equipment, net               110,566        88,670

 Other assets                                      34,968        24,311
                                                ---------     ---------
                                                $ 289,915     $ 222,507
                                                =========     =========

 Liabilities and Shareholders' Equity

 Current liabilities:
        Accounts payable                        $  38,466     $  35,397
        Accrued expenses                            5,418         4,238
        Current maturities of long-term debt        1,222         1,218
                                                ---------     ---------
           Total current liabilities               45,106        40,853

 Long-term debt                                    98,011        48,623

 Deferred income taxes                             14,328        10,364

 Other non-current liabilities                      1,136           923

 Shareholders' equity
        Preferred shares                                -             -
        Common shares                                 123           123
        Additional paid-in capital                 64,754        64,307
        Retained earnings                          66,457        57,314
                                                ---------     ---------
           Total shareholders' equity             131,334       121,744
                                                ---------     ---------
                                                $ 289,915     $ 222,507
                                                 ========      ========


          See accompanying notes to financial statements

                              3 of 12

                           GIBRALTAR STEEL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (in thousands, except share and per share data)


                                  Three Months Ended      Six  Months  Ended
                                        June 30,                June 30,
                                   1997         1996        1997       1996
                                      (unaudited)              (unaudited)

    Net sales                  $ 119,213     $  86,476    $ 227,490     $ 168,510

    Cost of sales                 99,296        70,609      188,875       138,614
                               ---------     ---------    ---------     ---------
       Gross profit               19,917        15,867       38,615        29,896

    Selling, general and
     administrative expense       10,576         7,614       20,652        14,968
                               ---------     ---------    ---------     ---------
       Income from operations      9,341         8,253       17,963        14,928

    Interest expense               1,448         1,270        2,597         2,343
                               ---------     ---------    ---------     ---------
       Income before taxes         7,893         6,983       15,366        12,585

    Provision for income taxes     3,196         2,828        6,223         5,096
                               ---------     ---------    ---------     ---------
       Net income              $   4,697     $   4,155    $   9,143     $   7,489
                               =========     =========    =========     =========
    Net income per share       $     .38     $     .40    $     .74     $     .73
                               =========     =========    =========     =========

    Weighted average number
     of shares outstanding     12,325,909    10,286,537   12,325,255    10,230,219
                               ==========    ==========   ==========    ==========


                 See accompanying notes to financial statements

                                 4 of 12

                        GIBRALTAR STEEL CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                        1997         1996
                                                           (unaudited)

    Cash flows from operating activities
    Net income                                       $  9,143    $  7,489
    Adjustments to reconcile net income to
        net cash provided by operating activities:
    Depreciation and amortization                       4,053       2,973
    Provision for deferred income taxes                   766         406
    Undistributed equity investment income               (220)       (307)
    (Gain) loss on disposition of property
        and equipment                                     (11)          8
    Increase (decrease) in cash resulting from
        changes in (net of acquisitions):
      Accounts receivable                              (8,113)     (7,128)
      Inventories                                      (1,471)     (7,771)
      Other current assets                               (561)       (228)
      Accounts payable and accrued expenses              (799)      7,670
      Other assets                                       (257)        (51)
                                                     ---------   ---------
        Net cash provided by operating activities       2,530       3,061
                                                     ---------   ---------
    Cash flows from investing activities
    Acquisitions, net of cash acquired                (26,475)    (23,715)
    Purchases of property, plant and equipment        (11,776)     (8,544)
    Proceeds from sale of property and equipment           73         107
                                                     ---------   ---------
        Net cash used in investing activities         (38,178)    (32,152)
                                                     ---------   ---------
    Cash flows from financing activities
    Long-term debt reduction                          (43,701)    (56,587)
    Proceeds from long-term debt                       78,365      49,906
    Proceeds from issuance of common stock                 77      34,455
                                                     ---------   ---------
        Net cash provided by financing activities      34,741      27,774
                                                     ---------   ---------
    Net decrease in cash and cash equivalents            (907)     (1,317)

    Cash and cash equivalents at beginning of year      5,545       4,123
                                                     ---------   ---------
    Cash and cash equivalents at end of period       $  4,638    $  2,806
                                                     =========   =========


              See accompanying notes to financial statements

                               5 of 12

                        GIBRALTAR STEEL CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




     1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements as of June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and 1996 have been included.

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

     The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


     2.  INVENTORIES

     Inventories consist of the following:
                                                  (in thousands)
                                              June 30,    December 31,
                                                1997          1996
                                             (unaudited)    (audited)

     Raw material                            $ 57,427      $ 45,258
     Finished goods and work-in-process        22,352        17,093
                                             --------      --------
     Total inventories                       $ 79,779      $ 62,351
                                             ========      ========


                             6 of 12

     3.  STOCKHOLDERS' EQUITY

     The changes in stockholders' equity consist of:

                                      (in thousands, except share data)
                                                      Additional
                                   Common Shares        Paid-in     Retained
                                  Shares     Amount     Capital     Earnings

     December 31, 1996          12,322,400   $   123   $  64,307   $  57,314
     Net income                          -         -           -       9,143
     Stock options exercised
      and related tax benefit        7,499         -         447           -
                                ----------   -------   ---------   ---------
     June 30, 1997              12,329,899   $   123   $  64,754   $  66,457
                                ==========   =======   =========   =========

     Additional paid-in capital increased approximately $77,000 through the exercise of stock options and approximately $370,000 through a realized tax benefit from the disposition of certain stock options. This benefit also resulted in a corresponding decrease in current income taxes payable.


     4.  EARNINGS PER SHARE

     Net income per share for the three and six months ended June 30, 1997 and 1996 was computed by dividing net income by the weighted average number of common shares outstanding.


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

     On January 31, 1997, the Company purchased all of the outstanding capital stock of Southeastern Metals Manufacturing Company, Inc. (SEMCO) for approximately $25 million in cash. SEMCO manufactures a wide array of metal products for the residential and commercial construction markets.


                                  7 of 12

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

                                 (in thousands, except per share data)
                                                Six Months Ended
                                                      June 30,
                                                1997          1996
                                                   (unaudited)

     Net sales                               $ 234,014     $ 213,602
                                             =========     =========
     Income before taxes                     $  15,076     $  12,886
                                             =========     =========
     Net income                              $   8,961     $   7,592
                                             =========     =========
     Net income per share                    $     .73     $     .74
                                             =========     =========


                                  8 of 12

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations


     Results of Operations


     Net sales of $119.2 million for the second quarter ended June 30, 1997 increased 38% from sales of $86.5 million for the prior year's second quarter. Net sales of $227.5 million for the six months ended June 30, 1997 increased 35% from net sales of $168.5 million in the first half of 1996. These increases primarily resulted from including net sales of SEMCO (acquired January 31, 1997) and sales growth at existing operations.

     Cost of sales increased to 83.3% of net sales for the second quarter and to 83.0% for the first six months of 1997. Gross profit decreased to 16.7% and 17.0% for the second quarter and the six months ended June 30, 1997 from 18.3% and 17.7% for the comparable periods in 1996. This decrease is primarily due to higher raw material costs which were not fully passed through to customers, offset partially by the inclusion of SEMCO's results. SEMCO's sales historically have generated higher margins than the Company's other products and services.

     Selling, general and administrative expenses as a percentage of net sales increased to 8.9% and 9.1% for the second quarter and six months ended June 30, 1997, respectively, from 8.8% and 8.9% for the same periods of 1996. These increases were primarily due to higher costs as a percentage of sales attributable to SEMCO and performance based compensation linked to the Company's sales and profitability.

     Interest expense increased by $.2 million for the quarter and $.3 million for the six months ended June 30, 1997 primarily due to higher average borrowings as a result of the SEMCO acquisition.

     As a result of the above, income before taxes increased by $.9 million and $2.8 million for the quarter and six months ended June 30, 1997.

     Income taxes for the six months ended June 30, 1997 approximated $3.2 million and were based on a 40.5% effective tax rate for both 1997 and 1996.


                                  9 of 12

     Liquidity and Capital Resources

     During the first six months of 1997, the Company increased its working capital to $99.3 million. Additionally, shareholders' equity increased to $131.3 million at June 30, 1997.

     The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

     Net income of $9.1 million and depreciation and amortization of $4.1 million provided cash of $13.2 million. This was offset by increases in accounts receivable and inventory (net of acquisitions) of $8.1 million and $1.5 million, respectively, to service increased sales levels and by a decrease in accounts payable and accrued expenses of $.8 million. The resulting net cash provided by operations of $2.5 million combined with an additional $34.7 million in net cash provided by financing activities funded the $26.5 million used for acquisitions and $11.8 million for capital expenditures.

     At June 30, 1997, the Company's aggregate credit facilities available totaled approximately $131 million. The Company had total borrowings of approximately $99 million under these credit facilities and an additional availability of approximately $32 million.

     The Company believes that availability under its credit facilities together with funds generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its operations and anticipated capital expenditures for the next twelve months.


                                 10 of 12

                        PART II. OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K.


         1.   Exhibits - Exhibit 27 Financial Data Schedule

         2. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended June 30, 1997.


                                 11 of 12

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







     July 25, 1997


                                 12 of 12