Form 10-Q
period 1997-09-30
GIBRALTAR STEEL CORP
filed 1997-10-24
CIK 912562

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




        (Mark one)
        ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

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
        (State or other jurisdiction       (I.R.S. Employer
        of incorporation or organization)  Identification No.)


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


        As of September 30, 1997, the number of common shares outstanding was:12,401,869.






                                1 of 12

                      GIBRALTAR STEEL CORPORATION

                                 INDEX


                                                                PAGE NUMBER
        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets
                 September 30, 1997 (unaudited) and
                 December 31, 1996 (audited)                         3

                 Condensed Consolidated Statements of Income
                 Three months and Nine months ended
                 September 30, 1997 and 1996 (unaudited)             4

                 Condensed Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1997 and 1996
                 (unaudited)                                         5

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                            6 - 8


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     9 - 10


        PART II. OTHER INFORMATION                                  11








                                2 of 12

                    PART I.  FINANCIAL INFORMATION

                     Item 1. Financial Statements

                      GIBRALTAR STEEL CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (in thousands)

                                                 September 30,   December 31,
                                                     1997           1996
                                                  (unaudited)     (audited)
     Assets

     Current assets:
            Cash and cash equivalents               $   2,922     $   5,545
            Accounts receivable                        57,824        40,106
            Inventories                                72,698        62,351
            Other current assets                        3,240         1,524
                                                     --------      --------
               Total current assets                   136,684       109,526

     Property, plant and equipment, net               114,341        88,670

     Other assets                                      35,263        24,311
                                                     --------      --------
                                                    $ 286,288     $ 222,507
                                                     ========      ========

     Liabilities and Shareholders' Equity

     Current liabilities:
            Accounts payable                        $  37,304     $  35,397
            Accrued expenses                            4,836         4,238
            Current maturities of long-term debt        1,223         1,218
                                                     --------      --------
               Total current liabilities               43,363        40,853
                                                     --------      --------
     Long-term debt                                    90,652        48,623

     Deferred income taxes                             14,680        10,364

     Other non-current liabilities                      1,221           923

     Shareholders' equity
            Preferred shares                                -             -
            Common shares                                 124           123
            Additional paid-in capital                 66,004        64,307
            Retained earnings                          70,244        57,314
                                                     --------      --------
               Total shareholders' equity             136,372       121,744
                                                     --------      --------
                                                    $ 286,288     $ 222,507
                                                     ========      ========



            See accompanying notes to financial statements

                                3 of 12

                               GIBRALTAR STEEL CORPORATION

                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except share and per share data)

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                     1997        1996      1997        1996
                                        (unaudited)          (unaudited)

        Net sales                 $ 114,249  $  87,994  $ 341,739  $ 256,504

        Cost of sales                96,102     72,015    284,977    210,629
                                   --------   --------   --------   --------
           Gross profit              18,147     15,979     56,762     45,875

        Selling, general and
          administrative expense     10,525      7,708     31,177     22,676
                                   --------   --------   --------   --------
           Income from operations     7,622      8,271     25,585     23,199

        Interest expense              1,310        852      3,907      3,195
                                   --------   --------   --------   --------
           Income before taxes        6,312      7,419     21,678     20,004

        Provision for income taxes    2,525      3,005      8,748      8,101
                                   --------   --------   --------   --------
           Net income             $   3,787  $   4,414  $  12,930  $  11,903
                                   =========  =========  =========  =========
        Net income per share      $     .31  $     .36  $    1.05  $    1.09
                                   =========  =========  =========  =========

        Weighted average number
          of shares outstanding   12,371,680 12,239,607 12,340,900 10,904,904
                                  ========== ========== ========== ==========


                     See accompanying notes to financial statements

                                        4 of 12

                      GIBRALTAR STEEL CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)

                                                        Nine Months Ended
                                                           September 30,
                                                         1997        1996
                                                           (unaudited)

        Cash flows from operating activities
        Net income                                     $ 12,930    $ 11,903
        Adjustments to reconcile net income to
           net cash provided by operating activities:
        Depreciation and amortization                     6,216       4,579
        Provision for deferred income taxes               1,230         556
        Undistributed equity investment income             (383)       (481)
        (Gain) loss on disposition of property
            and equipment                                    (8)          7
        Increase (decrease) in cash resulting from
            changes in (net of acquisitions):
          Accounts receivable                            (8,849)     (7,844)
          Inventories                                     5,610      (9,411)
          Other current assets                           (1,099)         86
          Accounts payable and accrued expenses          (2,160)      6,686
          Other assets                                     (390)       (201)
                                                        --------    --------
            Net cash provided by operating activities    13,097       5,880
                                                        --------    --------
        Cash flows from investing activities
        Acquisitions, net of cash acquired              (26,475)    (23,715)
        Purchases of property, plant and equipment      (17,677)    (11,909)
        Proceeds from sale of property and equipment         95         137
                                                        --------    --------
            Net cash used in investing activities       (44,057)    (35,487)
                                                        --------    --------
        Cash flows from financing activities
        Long-term debt reduction                        (62,059)    (65,891)
        Proceeds from long-term debt                     89,365      60,906
        Proceeds from issuance of common stock            1,031      35,494
                                                        --------    --------
            Net cash provided by financing activities    28,337      30,509
                                                        --------    --------
        Net (decrease) increase in cash and cash
            equivalents                                  (2,623)        902

        Cash and cash equivalents at beginning
            of year                                       5,545       4,123
                                                        -------     -------
        Cash and cash equivalents at end of period     $  2,922    $  5,025
                                                        =======     =======

            See accompanying notes to financial statements

                                5 of 12

                      GIBRALTAR STEEL CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



         1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements as of September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and 1996 have been included.

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

         The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


         2.  INVENTORIES

         Inventories consist of the following:
                                                      (in thousands)
                                              September 30   December 31,
                                                   1997          1996
                                               (unaudited)    (audited)

         Raw material                            $ 51,776      $ 45,258
         Finished goods and work-in-process        20,922        17,093
                                                  -------       -------
         Total inventories                       $ 72,698      $ 62,351
                                                  =======       =======




                                6 of 12

         3.  STOCKHOLDERS' EQUITY

         The changes in stockholders' equity consist of:

                                         (in thousands, except share data)
                                                         Additional
                                       Common Shares       Paid-in   Retained
                                      Shares     Amount    Capital   Earnings

         December 31, 1996          12,322,400  $   123   $ 64,307  $  57,314
         Net income                          -        -          -     12,930
         Stock options exercised
           and related tax benefit      68,469        1      1,458          -
         Profit sharing plan
           contribution                 11,000        -        239          -
                                    ----------   ------    -------   --------
         September 30, 1997         12,401,869  $   124   $ 66,004   $ 70,244
                                    ==========   ======    =======    =======

         Additional paid-in capital increased approximately $791,000 through the exercise of stock options and approximately $667,000 through a realized tax benefit from the disposition of certain stock options. This benefit also resulted in a corresponding decrease in current income taxes payable.


         4.  EARNINGS PER SHARE

         Net income per share for the three and nine months ended
         September 30, 1997 and 1996 was computed by dividing net income by the weighted average number of common shares outstanding.


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

                                        (in thousands, except per share data)
                                                    Nine Months Ended
                                                       September 30,
                                                    1997          1996
                                                        (unaudited)

         Net sales                               $ 348,263     $ 325,325
                                                  ========      ========
         Income before taxes                     $  21,388     $  20,924
                                                  ========      ========
         Net income                              $  12,748     $  12,345
                                                  ========      ========
         Net income per share                    $    1.03     $    1.13
                                                  ========      ========




                                8 of 12

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Results of Operations


         Net sales of $114.2 million for the third quarter ended September 30, 1997 increased 30% from sales of $88.0 million for the prior year's third quarter. Net sales of $341.7 million for the nine months ended September 30, 1997 increased 33% from net sales of $256.5 million for the same period of 1996. These increases primarily resulted from including net sales of SEMCO (acquired January 31, 1997) and sales growth at existing operations.

         Cost of sales increased to 84.1% of net sales for the third quarter and to 83.4% for the first nine months of 1997. Gross profit decreased to 15.9% and 16.6% for the third quarter and the nine months ended September 30, 1997 from 18.2% and 17.9% for the comparable periods in 1996. This decrease is primarily due to higher raw material costs which were not fully passed through to customers, offset partially by the inclusion of SEMCO's results. SEMCO's sales historically have generated higher margins than the Company's other products and services.

         Selling, general and administrative expenses as a percentage of net sales increased to 9.2% and 9.1% for the third quarter and nine months ended September 30, 1997, respectively, from 8.8% for the same periods of 1996. These increases were primarily due to higher costs as a percentage of sales attributable to SEMCO and performance based compensationy.

         Interest expense increased by $.5 million for the quarter and $.7 million for the nine months ended September 30, 1997 primarily due to higher average borrowings as a result of the SEMCO acquisition.

         As a result of the above, income before taxes decreased by $1.1 million and increased $1.7 million for the quarter and nine months ended September 30, 1997.

         Income taxes for the nine months ended September 30, 1997 approximated $8.8 million and were based on a 40.4% effective tax rate for 1997 compared to an effective tax rate of 40.5% for the same period in 1996.


                                9 of 12

         Liquidity and Capital Resources

         During the first nine months of 1997, the Company increased its working capital to $93.3 million. Additionally, shareholders' equity increased to $136.4 million at September 30, 1997.

         The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

         Net income of $12.9 million and depreciation and amortization of $6.2 million combined with a decrease in inventory (net of acquisitions) of $5.6 million to provide cash of $24.7 million. This was partially offset by an increase in accounts receivable of $8.8 million, to service increased sales levels, and a decrease in accounts payable and accrued expenses of $2.2 million. The resulting net cash provided by operations of $13.1 million combined with an additional $28.3 million in net cash provided by financing activities funded the $26.5 million used for acquisitions and $17.7 million for capital expenditures.

         During September 1997, the Company increased its bank credit facility to $185 million which expires in November 2002. The facility was also changed to an unsecured basis. At September 30, 1997, the Company's aggregate credit facilities available approximated $190 million with borrowings of approximately $91 million and an additional availability of approximately $99 million.

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





                               10 of 12

                      PART II.  OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K.

             1.  Exhibits -

                a.   Exhibit 10.1 - Credit Agreement dated as of
                     September 15, 1997 among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York, Chase Manhattan Bank, as Administrative Agent and various financial institutions that are signatories thereto

                b.  Exhibit 27 - Financial Data Schedule


             2. Reports on Form 8-K.  There were no reports on Form 8-K during the three months ended September 30, 1997.


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

        Date October 23, 1997

                                12 of 12