Form 10-K
period 1997-12-31
GIBRALTAR STEEL CORP
filed 1998-02-03
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                      ______________________________

                                 FORM 10-K
 (Mark One)
(  X  )     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                ACT OF 1934
                For The Fiscal Year Ended December 31, 1997

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
(State or other jurisdiction of             (I.R.S. Employer
 incorporation organization)                 Identification No.)

3556 Lake Shore Road, P.O. Box 2028, Buffalo, New York     14219-0228
(address of principal executive offices)                   (Zip Code)

                               (716) 826-6500
            Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act:

  Title of each class              Name of  each exchange on which registered
Common Stock, $.01 par value             NASDAQ National Market System

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

As of December 31, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant amounted to $121,763,000.

As of December 31, 1997, the number of common shares outstanding was:
12,409,619.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 1998, are incorporated by reference into Part III of this report.


                                                Exhibit Index is on Page 36

                                  PART I

Item 1.  Description of Business

General

The Company is an intermediate processor of value-added steel products, consisting primarily of a broad range of fully processed cold-rolled strip steel products. Cold-rolled strip steel products comprise a segment of the cold-rolled sheet steel market that is defined by narrower widths, improved surface conditions and tighter gauge tolerances and are used by customers that demand critical specifications in their raw material needs. The Company manufactures high quality steel strapping for industrial applications and operates a precision metals facility for flat-rolled sheet steel and other processed metals products. The Company is a supplier of galvanized, Galvalume and prepainted steel to the commercial and residential metal building industry. Southeastern Metals Manufacturing, Inc. (SEMCO), acquired in January 1997, manufactures a wide array of metal products for the residential and commercial construction markets. The Company provides metallurgical heat treating services for customers in a wide variety of industries. The Company operates materials management facilities that link steel producers and end-user manufacturers by integrating the inventory purchasing, receiving, inspection, billing, storage and shipping functions resulting in true just-in-time delivery of materials, thereby enabling both the steel producers and the end-user manufacturers to manage inventory more efficiently.

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

Metal Processes, Products and Services

The Company utilizes any one or a combination of more than 20 different processes and services to produce and deliver a variety of products on a just-in-time basis to industrial manufacturers and fabricators in the automotive, automotive supply, appliance, metal building and construction, machinery, and steel industries.

The following metal processes, products and services are provided by the
Company:

Cold-Rolled Strip Steel. The Company produces a broad range of fully processed cold-rolled strip steel products. The Company buys wide, open tolerance sheet steel in coils from primary steel producers and processes it to specific customer orders by performing such computer-aided processes as cold reduction, annealing, edge rolling, slitting, roller leveling and cutting to length. Cold reduction is the rolling of steel to a specified thickness, temper and finish. Annealing is a thermal process which changes hardness and certain metallurgical characteristics of steel. Edge rolling involves conditioning edges of processed steel into square, full round or partially round shapes. Slitting is the cutting of steel to specified widths. Roller leveling applies pressure across the width of the steel to achieve precise flatness tolerances. Depending on customer specifications, one or more of these processes are utilized to produce steel strip of a precise grade, temper, tolerance and finish.

The Company operates 10 rolling mills at its facilities in Cleveland, Ohio, Chattanooga, Tennessee and Buffalo, New York, and is capable of rolling widths of up to 50 inches. The Company has the capability to process coils up to a maximum of 72 inch outside diameter. The Company's rolling mills include automatic gauge control systems with hydraulic screwdowns allowing for microsecond adjustments during processing. The most current addition is the 56 inch reversing mill which the Company believes is the widest of its type in the industry.

The Company's computerized mills produce products meeting the most stringent statistical quality control standards, enabling it to satisfy a growing industry demand for a range of steel from thicker to thinner, low carbons to alloy grades, all with precision gauge tolerances as close as +/-
 .0002 inches.

The Company's rolling facilities are further complemented by 15 high convection annealing furnaces, which shorten annealing times over conventional annealers. The Company's newest furnaces incorporate the use of a hydrogen atmosphere for the production of cleaner and more uniform steel. As a result of its annealing capabilities, the Company is able to produce cold-rolled strip steel with improved consistency in terms of thickness, hardness, molecular grain structure and surface.

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

The Company also processes galvanized, Galvalume and prepainted steel at another facility for the commercial and residential metal building industries and can slit and cut to length material based upon customer specifications.

Metal Products Manufacturing. The Company through its SEMCO acquisition manufactures a wide array of galvanized steel, aluminum and copper products for the construction industry including steel framing for residential and commercial properties, metal trims, prefab homes and utility sheds, metal connectors, metal roofing, drywall products, gutters and down spouts, ventilation products and storm panel systems. With facilities located in Florida, Georgia, Tennessee, Texas and Oklahoma, SEMCO uses precision engineering combined with slitting, stamping, roll forming and other processes to manufacture their various products.

Steel Strapping Manufacturing. Steel strapping is banding and packaging material that is used to close and reinforce shipping units such as bales, boxes, cartons, coils, crates and skids. The Company believes that it is one of four major domestic manufacturers of high tensile steel strapping, which is used in heavy duty applications. High tensile strapping is subject to strength requirements imposed by the American Association of Railroads for packaging of different products for common carrier transport. This high tensile steel strapping is essential to producers of large, heavy products such as steel, paper and lumber where reliability of the packaging material is critical to the safe transport of the product.

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

Metallurgical Heat Treating Services. In February 1996, the Company acquired Carolina Commercial Heat Treating, Inc. (CCHT) which through its facilities located in North Carolina, South Carolina, Tennessee, Georgia and Alabama (acquired in May 1997) provides metallurgical heat treating services for customer-owned parts. These services include case-hardening, surface-hardening and through-hardening processes for customers in a wide variety of industries. Using methods such as annealing, flame hardening, vacuum hardening, carburizing and nitrating, as well as a host of other services, these facilities can harden, soften or otherwise impart desired properties on parts made of steel, copper and various alloys and other metals. A variety of brazing services to join metallic objects together is also provided. CCHT maintains a metallurgical laboratory at each facility, providing a range of testing capabilities to add value to treated parts and enhance quality control. Consistent quality control is maintained by application of a statistical process control system. Additionally, CCHT maintains a fleet of trucks and trailers to provide rapid turnaround time for its customers.

Materials Management. The Company operates two materials management facilities that link primary steel producers and end-user manufacturers by integrating the inventory purchasing, receiving, inspection, billing, storage and shipping functions and producing true just-in-time delivery of materials. These facilities receive shipments of steel by rail and truck from steel producers, which retain ownership of the steel until it is delivered to the end-user manufacturer. The Company inspects the steel and stores it in a climate-controlled environment through the use of a specialized stacker crane and racking system. When an order is placed, the Company often delivers the steel to the end-user manufacturer within one hour using Company-owned trucks that have been custom designed to facilitate the loading and unloading process.

Joint Venture. The Company is a minority partner in two steel pickling operations. After the hot-rolling process, the surface of sheet steel is left with a residue known as scale, which must be removed prior to further processing by a cleaning process known as pickling. This joint venture pickles steel on a toll basis, receiving fees for its pickling services without acquiring ownership of the steel.

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

Suppliers and Raw Materials

Intermediate steel processing companies are required to maintain substantial inventories of raw materials in order to accommodate the short lead times and just-in-time delivery requirements of their customers. Accordingly, the Company generally maintains its inventory of raw materials at levels that it believes are sufficient to satisfy the anticipated needs of the customers based upon historic buying practices and market conditions. The primary raw material utilized by the Company in its processing operations is flat-rolled steel. The Company purchases flat-rolled steel at regular intervals from a number of suppliers, however, a majority of its steel requirements is purchased from 18 major North American suppliers. The Company has no long-term commitments with any of its suppliers.

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

Customers and Distribution

The Company services approximately 6,000 industrial customers located primarily in the midwest, northeast and southeast United States, Canada and Mexico. In 1997, net sales to automotive and automotive supply manufacturers accounted for approximately 17% and 19%, respectively. The Company also sells its products to customers in the appliance, metal building and construction, and steel industries.

The Company primarily manufactures its products exclusively to customer order rather than for inventory. Although the Company negotiates annual sales orders with a majority of its customers, these orders are subject to customer confirmation as to product amounts and delivery dates.

In 1995 General Motors Corporation, through its various subsidiaries and affiliates, accounted for approximately 11% of net sales. In 1996 and 1997, no customer of the Company represented 10% or more of the Company's net sales.

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

The Company competes with a small number of suppliers of heat treating services in its market areas on the basis of quality, price, and delivery.

The Company competes with a number of other metal products manufacturers in its market areas on the basis of quality, price, and delivery.

Employees

At December 31, 1997, the Company employed approximately 1,450 people.

Backlog

Because of the nature of the Company's products and the short lead time order cycle, backlog is not a significant factor in the Company's business. The Company believes that substantially all of its backlog of firm orders existing on December 31, 1997 will be shipped prior to the end of 1998.

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

Item 2.  Description of Properties

The Company maintains its corporate headquarters in Buffalo, New York and conducts its business operations in facilities located in New York, Michigan, Illinois, Ohio, Tennessee, Texas, South Carolina, North Carolina, Georgia, Alabama, Florida, and Oklahoma.

The Company believes that its primary existing facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate its capacity needs through 1998.

                                                              Square    Owned or
Location                   Utilization                        Footage   Leased

Buffalo, New York          Headquarters                        23,000   Leased

Buffalo, New York          Precision metals processing;
                           warehouse                          207,000   Owned

Cheektowaga, New York      Cold-rolled strip steel processing
                           and strapping products             148,000   Owned

Tonawanda, New York        Cold-rolled strip steel and
                           precision metals processing        128,000   Owned

Lackawanna, New York       Materials management facility       65,000   Leased

Dearborn, Michigan         Strapping tool products              3,000   Owned

Woodhaven, Michigan        Materials management facility      100,000   Owned

Franklin Park, Illinois    Coated sheet steel and precision
                           metals processing                   99,000   Owned

Cleveland, Ohio            Cold-rolled strip steel
                           processing                         259,000   Leased

Chattanooga, Tennessee     Steel processing                    65,000   Owned

Brownsville, Texas         Distribution warehouse              15,000   Leased

Fountain Inn, S. Carolina  Heat treating services              77,400   Leased

Reidsville, N. Carolina    Heat treating services              53,500   Leased

Morristown, Tennessee      Heat treating services              24,200   Owned

Conyers, Georgia           Heat treating services              18,700   Leased

Athens, Alabama            Heat treating services              20,000   Leased

                                                              Square    Owned or
Location                   Utilization                        Footage   Leased

Charlotte, N. Carolina     Administrative office                3,400   Leased

Jacksonville, Florida      Administrative office and
                           metal products manufacturing       261,400   Leased

Miami, Florida             Metal products manufacturing        77,000   Leased

Tampa, Florida             Metal products manufacturing        50,000   Leased

Nashville, Tennessee       Metal products manufacturing        52,500   Leased

San Antonio, Texas         Metal products manufacturing        70,000   Leased

Houston, Texas             Metal products manufacturing        48,200   Leased

Vidalia, Georgia           Metal products manufacturing        34,000   Leased

Miami, Oklahoma            Metal products warehouse            15,000   Leased



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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of December 31, 1997, there were 147 shareholders of record of the Company's common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System - National Market System ("Nasdaq"). Its trading symbol is "ROCK". The following table sets forth the high and low sales prices per share for the Company's common stock for each quarter of 1997 and 1996:

            1997                         High            Low
            Fourth Quarter            $  25 1/2        $ 17 3/4
            Third Quarter                28              20 3/4
            Second Quarter               25 1/2          18 7/8
            First Quarter                26 3/4          18 1/4

            1996
            Fourth Quarter             $ 26 1/4        $ 21
            Third Quarter                23 1/4          16 1/2
            Second Quarter               22              15
            First Quarter                15 3/4          12 1/8

The Company has never paid cash dividends on its common stock and it is currently the Company's policy to invest earnings in the future development and growth of the Company.

Item 6.  Selected Financial Data

         (in thousands, except per share data)

                                               Year Ended December 31,
                                  1997       1996       1995       1994       1993

Net Sales                      $ 449,700  $ 342,974  $ 282,833  $ 200,142  $ 167,883
Income from operations            32,603     30,617     20,368     16,179     12,934
Interest expense                   5,115      3,827      3,984      1,374      1,621
Income before income taxes        27,488     26,790     16,384     14,805     11,513
Income taxes                      11,072     10,815      6,662      5,996      6,300
Net income                        16,416     15,975      9,722      8,809      5,213

Net income per share-Basic     $    1.33  $    1.42  $     .96  $     .87
Weighted average shares
  outstanding                     12,357     11,261     10,164     10,163
Net income per share-Diluted   $    1.30  $    1.39  $     .95  $     .86

Pro forma net income (a)                                                   $   7,337
Pro forma net income per share-
  Basic & Diluted                                                          $     .72
Pro forma weighted average
  shares outstanding (b)                                                      10,163

Current assets                 $ 130,746  $ 109,526  $  86,995  $  70,552  $  50,502
Current liabilities               43,101     40,853     29,480     22,028     21,905
Total assets                     281,336    222,507    167,423    126,380     92,868
Total debt                        83,024     49,841     59,054     38,658     14,179
Shareholders' equity             140,044    121,744     70,244     60,396     51,587

Capital expenditures           $  21,784  $  15,477  $  14,504  $  16,171  $  10,468
Depreciation and amortization      8,478      6,246      4,538      3,445      3,399

(a) Pro forma net income assumes that all of the Company's subsidiaries had been subject to income taxation as C Corporations during the period prior to the Company's initial public offering in November 1993.

(b) Pro forma weighted average number of common shares was computed assuming the Company's initial public offering occurred at the beginning of the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended 1997 Compared to Year Ended 1996

Net sales increased by $106.7 million, or 31%, to a record $449.7 million in 1997 from $343.0 million in 1996. This increase primarily resulted from the inclusion of net sales of SEMCO (acquired January 1997) and sales growth at existing operations.

Cost of sales increased $93.8 million, or 33%, to $375.5 million in 1997 from $281.7 million in 1996. Cost of sales increased to 83.5% of net sales in 1997 from 82.1% of net sales in 1996. This increase was due to higher raw material costs which were not fully passed through to customers, partially offset by higher margins on SEMCO sales.

Selling, general and administrative expense increased by $10.9 million, or 36%, to $41.6 million in 1997 from $30.6 million in 1996. As a percentage of net sales, selling, general and administrative expenses increased from 8.9% in 1996 to 9.2% in 1997. This increase was primarily due to higher costs as a percentage of sales attributable to SEMCO.

Interest expense increased by $1.3 million from 1996 to 1997 primarily due to higher average borrowings as a result of the SEMCO acquisition and capital expenditures.

As a result of the above, income before taxes increased by $.7 million, or 3%, to a record $27.5 million in 1997 from $26.8 million in 1996.

Income taxes approximated $11.1 million in 1997, an effective rate of 40.3% in comparison with 40.4% in 1996.


Year Ended 1996 Compared to Year Ended 1995

Net sales increased by $60.1 million, or 21%, to $343.0 million in 1996 from $282.8 million in 1995. This increase primarily resulted from including twelve months of net sales of Hubbell Steel (acquired April 1995) for 1996 compared to nine months in 1995, including net sales of CCHT (acquired February 14, 1996) and sales growth at existing operations.

Cost of sales increased by $41.3 million, or 17%, to $281.7 million in 1996 from $240.3 million in 1995. As a percentage of net sales, cost of sales decreased to 82% of net sales from 85%. This decrease was primarily due to higher margins attributable to CCHT sales and lower raw material costs at other operations.

Selling, general and administrative expense increased by $8.5 million, or 39%, to $30.6 million in 1996 from $22.1 million in 1995. As a percentage of net sales, selling, general and administrative expense increased to 8.9% from 7.8% in 1995 primarily due to higher costs as a percentage of sales attributable to CCHT and performance based compensation linked to the Company's sales and profitability.

Interest expense decreased by $.2 million primarily due to lower interest rates in 1996 compared to 1995 which were partially offset by higher average borrowings resulting from higher inventory levels to service increased sales and capital expenditures.

As a result of the above, income before taxes increased by $10.4 million, or 64%, to $26.8 million in 1996 from $16.4 million in 1995.

Income taxes approximated $10.8 million in 1996, an effective rate of 40.4% in comparison with 40.7% for 1995.


Liquidity and Capital Resources


During 1997, the Company increased working capital by $19 million to $87.6 million and the current ratio improved to 3.0 to 1 versus 2.7 to 1 at December 31, 1996. Long term debt increased by $33.2 million to $81.8 million and to 37% of total capitalization. Additionally, shareholders' equity increased by 15% to $140 million at December 31, 1997.

The Company's principal capital requirements are to fund its operations including working capital requirements, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net cash provided by operations of $24.4 million resulted primarily from net income of $16.4 million, depreciation and amortization of $8.5 million and provision for deferred income taxes of $2.2 million offset by the decrease in accounts payable and accrued expenses of $2.6 million.

Net cash provided by operations of $24.4 million combined with net proceeds from long-term debt of $18.5 million and $3.1 million of cash on hand were used for the acquisition of SEMCO and capital expenditures. The most significant capital expenditure included the construction and installation of a new cold rolling mill at the Cleveland, Ohio facility.

During 1997, the Company amended its revolving credit agreement with its bank group to increase the capacity of the revolver to $185 million and borrow on an unsecured basis. At December 31, 1997, $107.6 million of the revolver was unused.

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

                           Safe Harbor Statement

The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements by the Company, other than historical information, constitute "forward looking statements" within the meaning of the Act and may be subject to a number of risk factors. Factors that could affect these statements include, but are not limited to, the following: the impact of changing steel prices on the Company's results of operations; changing demand for the company's products and services; and changes in interest or tax rates.

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

The financial statements have been audited by Price Waterhouse LLP, independent accountants. As part of their audit of the Company's 1997 financial statements, Price Waterhouse LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

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








Brian J. Lipke
Chairman of the Board
and Chief Executive Officer





Walter T. Erazmus
Executive Vice President
and Chief Financial Officer

Item 8.  Financial Statements and Supplementary Data           Page Number

Index to Financial Statements:

   Financial Statements:

     Report of Independent Accountants                              17

     Consolidated Balance Sheet at December 31, 1997 and 1996       18

     Consolidated Statement of Income for the three years
     ended December 31, 1997                                        19

     Consolidated Statement of Cash Flows for the three
     years ended December 31, 1997                                  20

     Consolidated Statement of Shareholders' Equity for
     the three years ended December 31, 1997                        21

     Notes to Consolidated Financial Statements                     22

Supplementary Data:

   Quarterly Unaudited Financial Data                               32

                     Report of Independent Accountants



To the Board of Directors and
Shareholders of Gibraltar Steel Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gibraltar Steel Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Buffalo, New York
January 19, 1998

                   GIBRALTAR STEEL CORPORATION
                   CONSOLIDATED BALANCE SHEET
          (in thousands, except share and per share data)

                                                    December 31,
ASSETS                                          1997            1996

Current assets:
   Cash and cash equivalents                  $   2,437       $   5,545
   Accounts receivable                           49,151          40,106
   Inventories                                   76,701          62,351
   Other current assets                           2,457           1,524
                                                -------         -------
       Total current assets                     130,746         109,526

   Property, plant and equipment, net           115,402          88,670
   Other assets                                  35,188          24,311
                                                -------         -------
                                              $ 281,336       $ 222,507
                                                =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $  38,233       $  35,397
   Accrued expenses                               3,644           4,238
   Current maturities of long-term debt           1,224           1,218
                                                -------         -------
       Total current liabilities                 43,101          40,853

   Long-term debt                                81,800          48,623
   Deferred income taxes                         15,094          10,364
   Other non-current liabilities                  1,297             923
   Shareholders' equity
     Preferred shares, $.01 par value;
      authorized: 10,000,000 shares;
      none outstanding                                -               -
     Common shares, $.01 par value;
      authorized: 50,000,000 shares;
      issued and outstanding: 12,409,619
      shares in 1997 and 12,322,400 in 1996         124             123
     Additional paid-in capital                  66,190          64,307
     Retained earnings                           73,730          57,314
                                                -------         -------
       Total shareholders' equity               140,044         121,744
                                                -------         -------
                                              $ 281,336       $ 222,507
                                                =======         =======

 The accompanying notes are an integral part of these financial statements.

                     GIBRALTAR STEEL CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except per share data)

                                        Year Ended December 31,
                                     1997         1996        1995

Net sales                         $ 449,700    $ 342,974   $ 282,833

Cost of sales                       375,537      281,717     240,370
                                    -------      -------     -------
   Gross profit                      74,163       61,257      42,463

Selling, general and
 administrative expense              41,560       30,640      22,095
                                    -------      -------     -------
   Income from operations            32,603       30,617      20,368

Interest expense                      5,115        3,827       3,984
                                    -------      -------     -------
   Income before taxes               27,488       26,790      16,384

Provision for income taxes           11,072       10,815       6,662
                                    -------      -------     -------
   Net income                     $  16,416    $  15,975   $   9,722
                                    =======      =======     =======

Net income per share - Basic      $    1.33    $    1.42   $     .96
                                    =======      =======     =======
Weighted average shares
 outstanding - Basic                 12,357       11,261      10,164
                                    =======      =======     =======


Net income per share - Diluted    $    1.30    $    1.39   $     .95
                                    =======      =======     =======

Weighted average shares
 outstanding - Diluted               12,591       11,464      10,213
                                    =======      =======     =======

 The accompanying notes are an integral part of these financial statements.

                        GIBRALTAR STEEL CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)

                                                     Year Ended December 31,
                                                  1997        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                     $  16,416   $  15,975   $   9,722
Adjustments to reconcile net income
  income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                    8,478       6,246       4,538
  Provision for deferred income taxes              2,227         774         218
  Undistributed equity investment income            (444)       (528)       (366)
  Gain on disposition of property
    and equipment                                    (68)         (4)       (146)
  Increase (decrease) in cash resulting
  from changes in (net of effects
  from acquisitions):
    Accounts receivable                             (176)     (1,225)        838
    Inventories                                    1,607     (17,077)     17,979
    Other current assets                            (726)        411        (503)
    Accounts payable and accrued expenses         (2,597)      9,275       3,390
    Other assets                                    (289)       (244)         70
                                                 --------    --------    --------
    Net cash provided by operating activities     24,428      13,603      35,740
                                                 --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired               (26,475)    (23,715)    (20,859)
Investments in property, plant and equipment     (21,784)    (15,477)    (14,504)
Proceeds from sale of property and equipment       1,118         775         317
                                                 --------    --------    --------
    Net cash used in investing activities        (47,141)    (38,417)    (35,046)
                                                 --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction                         (79,962)    (78,195)    (64,527)
Proceeds from long-term debt                      98,417      68,906      66,832
Net proceeds from issuance of common stock         1,150      35,525           -
                                                 --------    --------    --------
    Net cash provided by financing activities     19,605      26,236       2,305
                                                 --------    --------    --------
Net (decrease) increase in cash and
  and cash equivalents                            (3,108)      1,422       2,999
Cash and cash equivalents at beginning of year     5,545       4,123       1,124
                                                 --------    --------    --------
Cash and cash equivalents at end of year       $   2,437   $   5,545   $   4,123
                                                 ========    ========    ========

 The accompanying notes are an integral part of these financial statements.

                       GIBRALTAR STEEL CORPORATION
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (in thousands)

                                                           Additional
                                       Common Shares         Paid-in     Retained
                                     Shares     Amount       Capital     Earnings

Balance at December 31, 1994          10,163    $    102    $  28,677    $  31,617

   Net income                              -           -            -        9,722
   Profit sharing plan contribution       11           -          126            -
                                      ------      ------      -------      -------
Balance at December 31, 1995          10,174         102       28,803       41,339

   Net income                              -           -            -       15,975
   Public offering                     2,050          20       34,370            -
   Profit sharing plan contribution       11           -          184            -
   Stock options exercised                87           1          950            -
                                      ------      ------      -------      -------
Balance at December 31, 1996          12,322         123       64,307       57,314

   Net income                              -           -            -       16,416
   Stock options exercised and
    related tax benefit                   73           1        1,562            -
   Stock awards                            4           -           82            -
   Profit sharing plan contribution       11           -          239
                                      ------      ------      -------      -------
Balance at December 31, 1997          12,410    $    124    $  66,190    $  73,730
                                      ======      ======      =======      =======

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


Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Accelerated methods are used for income tax purposes. Interest is capitalized in connection with construction of qualified assets. Under this policy, interest of $963,000, $522,000 and $683,000 was capitalized in 1997, 1996 and 1995, respectively.


Other Assets

Goodwill is amortized over 35 years. Amortization expense was $880,000, $557,000 and $218,000 in 1997, 1996, and 1995, respectively.

Shareholders' Equity

In both July 1997 and 1996, the Company issued 11,000 of its common shares as a contribution to one of its profit sharing plans.

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


Earnings Per Share

Basic net income per share equals net income divided by the weighted average shares outstanding during the year. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding.


2.  ACQUISITIONS

On January 31, 1997, the Company acquired the stock of Southeastern Metals Manufacturing Company, Inc. (SEMCO) for approximately $25 million in cash. In addition, the Company repaid approximately $15 million of SEMCO's bank indebtedness. SEMCO manufactures a wide array of metal products for the residential and commercial construction markets.

On February 14, 1996, the Company acquired the stock of Carolina Commercial Heat Treating, Inc. (CCHT) for approximately $25 million in cash. CCHT, headquartered in Charlotte, North Carolina, provides heat treating, brazing and related metal-processing services to a broad range of industries, including the automotive, hand tools, construction equipment and industrial machinery industries.


These acquisitions have been accounted for using purchase accounting with SEMCO's and CCHT's results of operations included from the respective acquisition dates. The purchase price exceeded the fair market value of the net assets by approximately $11 million each for both SEMCO and CCHT.

The following pro forma information presents the condensed results of operations of the Company as if the acquisitions had occurred at the beginning of each period presented. The pro forma amounts may not be indicative of the results that would have actually been achieved and are not necessarily indicative of future results.



                                    (in thousands, except per share data)
                                            Year Ended December 31,
                                              1997            1996
                                                  (unaudited)

Net sales                                 $ 456,224       $ 434,928
                                            =======         =======
Income before taxes                       $  27,198       $  28,067
                                             ======          ======
Net income                                $  16,234       $  16,600
                                             ======          ======
Net income per share                      $    1.31       $    1.47
                                             ======          ======


3.  ACCOUNTS RECEIVABLE

Accounts receivable are expected to be collected within one year and are net of reserves for doubtful accounts of $990,000 and $698,000 at December 31, 1997 and 1996, respectively.



4.  INVENTORIES

Inventories at December 31 consist of the following:

                                                   (in thousands)
                                                  1997        1996

Raw material                                   $ 51,804    $ 45,258
Finished goods and work-in-process               24,897      17,093
                                                 ------      ------
     Total inventories                         $ 76,701    $ 62,351
                                                 ======      ======

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost less accumulated depreciation, at December 31 consists of the following:

                                                       (in thousands)
                                                      1997         1996

Land and land improvements                       $    2,984   $    2,978
Building and improvements                            32,420       29,145
Machinery and equipment                              99,737       78,018
Construction in progress                             16,503        7,894
                                                   --------     --------
                                                    151,644      118,035

Less accumulated depreciation and amortization       36,242       29,365
                                                   --------     --------
     Property, plant and equipment, net          $  115,402   $   88,670
                                                   ========     ========

6.  OTHER ASSETS

Other assets at December 31 consist of the following:

                                                   (in thousands)
                                                 1997         1996

Goodwill, net                                 $ 30,275     $ 20,199
Equity interest in partnership                   3,736        3,292
Other                                            1,177          820
                                                ------       ------
     Total other assets                       $ 35,188     $ 24,311
                                                ======       ======

The Company's 26% partnership interest is accounted for using the equity method of accounting. The partnership provides a steel cleaning process called pickling to steel mills and steel processors, including the Company.

7.  DEBT

Long-term debt at December 31 consists of the following:

                                                   (in thousands)
                                                  1997        1996

Revolving credit notes payable                 $ 77,400    $ 43,000

Industrial Development Revenue Bond               5,048       6,190

Other debt                                          576         651
                                                 ------      ------
                                                 83,024      49,841
Less current maturities                           1,224       1,218
                                                 ------      ------
     Total long-term debt                      $ 81,800    $ 48,623
                                                 ======      ======

In September 1997, the Company amended its debt agreement increasing its revolving credit facility to $185,000,000. The facility is unsecured and is committed through September 2002. This facility has various interest rate options which are no greater than the bank's prime rate. In addition, the Company may enter into interest rate exchange agreements (swaps) to manage interest costs and exposure to changing interest rates. At
December 31, 1997 the Company had three interest rate swap agreements outstanding that effectively converted $55,000,000 of floating rate debt to fixed rates ranging from 6.39% to 6.78% which terminate at different dates beginning November 2000. At December 31, 1997, additional borrowings consisted of $22,400,000 with an interest rate of LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 6.78% at December 31, 1997.

In addition, the Company has an Industrial Development Revenue Bond payable in equal installments through May 2002, with an interest rate of LIBOR plus a fixed rate (6.57% at December 31, 1997), which financed the cost of its Tennessee expansion under a capital lease agreement. The cost of the facility and equipment equal the amount of the bond and includes accumulated amortization of $1,015,000. The agreement provides for the purchase of the facility and equipment at any time during the term of the lease at scheduled amounts or at the end of the lease for a nominal amount.

The aggregate maturities on long-term debt including lease purchase obligations for the five years following December 31, 1997 are as follows:
1998, $1,224,000; 1999, $1,306,000; 2000, $1,158,000; 2001, $1,159,000 and
2002, $78,177,000.

The Company had no amounts outstanding under short-term borrowing for the years ended December 31, 1997 and 1996.

The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.

Total cash paid for interest in the years ended December 31, 1997, 1996 and 1995 was $6,155,000, $4,701,000 and $4,715,000, respectively.


8.  LEASES

The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 1997, 1996 and 1995 was $3,771,000, $2,358,000 and $1,693,000, respectively.
Future minimum lease payments under these operating leases are $2,509,000, $1,668,000, $1,464,000, $1,404,000 and $1,308,000 for the years 1998, 1999,
2000, 2001 and  2002, respectively, and $6,167,000 thereafter through 2038.


9.  EMPLOYEE RETIREMENT PLANS

Non-union employees participate in various profit sharing plans.
Contributions to these plans are funded annually and are based on a percentage of pretax income or amounts determined by the Board of Directors.

Certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

A supplemental pension plan provides defined pension benefits to certain salaried employees upon retirement. Net unfunded periodic pension costs of $154,000 and $106,000 were accrued under this plan in 1997 and 1996, respectively, and consisted primarily of service cost using a discount rate of 7.0% and 7.5%, respectively.

Total expense for all plans was $1,258,000, $1,066,000 and $637,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


10.  OTHER POST-RETIREMENT BENEFITS

Certain subsidiaries of the Company provide health and life insurance to substantially all of their employees and to a number of retirees and their spouses. The net periodic post-retirement benefit cost charged to expense consisting of service cost, interest cost and amortization of transition obligations was $223,000, $237,000 and $207,000 for 1997, 1996 and 1995,
respectively.

The approximate unfunded accumulated post-retirement benefit obligation at December 31, consists of the following:

                                                    (in thousands)
                                                   1997        1996

Retirees                                        $   482     $   468
Other fully eligible participants                   308         200
Other active participants                         1,018         943
                                                  -----       -----
                                                $ 1,808     $ 1,611
                                                  =====       =====

The accumulated post-retirement benefit obligation was determined using a weighted average discount rate of 7.0% in 1997 and 7.5% in 1996. The medical inflation rate was assumed to be 8% in 1997, with a gradual reduction to 5% over three years. The effect of a 1% annual increase in the medical inflation rate would increase the accumulated post-retirement benefit obligation by approximately $305,000 and $286,000 and the annual service and interest costs by approximately $35,000 and $37,000 for 1997 and 1996, respectively.

One of the Company's subsidiaries also provides post-retirement health care benefits to its unionized employees through contributions to a multi-employer health care plan.


11.  INCOME TAXES

The provision for income taxes consists of the following:

                                           (in thousands)
                                    1997        1996        1995

Current tax expense
     Federal                     $  7,514    $  8,774    $  5,611
     State                          1,331       1,267         833
                                   ------      ------      ------
     Total current                  8,845      10,041       6,444
                                   ------      ------      ------
Deferred tax expense
     Federal                        2,036         670         198
     State                            191         104          20
     Total deferred                 2,227         774         218
                                   ------       -----       -----
     Total provision             $ 11,072    $ 10,815    $  6,662
                                   ======      ======       =====

Deferred tax liabilities (assets) at December 31, consist of the following:

                                                  (in thousands)
                                                1997         1996

Depreciation                                 $ 14,129     $  9,026
Inventory method change                         1,588        1,752
Other                                           1,371        1,034
                                               -------      -------
Gross deferred tax liabilities                 17,088       11,812
                                               -------      -------
State taxes                                      (656)        (528)
Other                                          (2,074)      (1,187)
                                               -------      -------
Gross deferred tax assets                      (2,730)      (1,715)
                                               -------      -------
     Net deferred tax liabilities            $ 14,358     $ 10,097
                                               =======      =======

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                               (in thousands)
                                        1997        1996        1995

Statutory U.S. tax rates             $  9,621    $  9,376    $  5,734
Increase in rates resulting from:
  State and local taxes, net              989         891         554
  Other                                   462         548         374
                                       ------      ------      ------
                                     $ 11,072    $ 10,815    $  6,662
                                       ======      ======      ======

Total cash paid for income taxes in the years ended December 31, 1997, 1996 and 1995 was $9,100,000, $9,639,000 and $6,250,000, respectively.

12.  EARNINGS PER SHARE

Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" requires dual presentation of basic and diluted earnings per share on the face of the income statement. The reconciliation between the computations is as follows:

                                 Basic                  Diluted      Diluted
                  Income        Shares     Basic EPS    Shares         EPS

1997            $ 16,416,000   12,357,186   $ 1.33     12,591,019    $ 1.30
1996            $ 15,975,000   11,260,956   $ 1.42     11,463,508    $ 1.39
1995            $  9,722,000   10,163,187   $  .96     10,213,329    $  .95

Included in diluted shares are common stock equivalents relating to options of 233,833, 202,552, and 49,512 for 1997, 1996 and 1995, respectively.


13.  STOCK OPTIONS

The Company may grant non-qualified stock options to officers, employees, non-employee directors and advisers at an exercise price equal to 100% of market price and incentive share options to officers and other key employees at an exercise price not less than 100% of market price up to an aggregate of 400,000 and 850,000 shares, respectively. The options may be exercised in cumulative annual increments of 25% commencing one year from the date of grant and expire ten years from the date of grant.

The following table summarizes the option plans' activity for the years ended December 31:

                                Options     Weighted-Average     Options     Weighted-Average
                              Outstanding    Exercise Price    Exercisable    Exercise Price

Balance at January 1, 1995      397,500         $ 10.74
     Granted                     75,000           11.00
     Forfeited                   (2,500)          10.00
                               ---------
Balance at December 31, 1995    470,000         $ 10.78          171,875         $ 10.85
     Granted                    173,750           16.75
     Exercised                  (87,500)          10.87
                               ---------
Balance at December 31, 1996    556,250         $ 12.63          201,875         $ 10.80
     Granted                    220,450           21.75
     Exercised                  (72,219)          11.49
     Forfeited                  (11,250)          10.75
                               ---------
Balance at December 31, 1997    693,231         $ 15.68          282,781         $ 11.55
                               =========

The Company realized tax benefits of $733,000 associated with the exercise of certain stock options which has been credited to paid in capital.

Options outstanding at December 31, 1997 consisted of:

Range of                         Weighted-Average
Exercise             Options        Remaining       Weighted-Average     Options     Weighted-Average
Prices             Outstanding   Contractual Life    Exercise Price    Exercisable    Exercise Price

$10 - $11            309,189         6.4 years          $ 10.79          248,564         $ 10.83
$16.75 - $21.75      384,042         9.1 years          $ 19.62           34,217         $ 16.75
                     -------                                             -------
                     693,231         7.9 years          $ 15.68          282,781         $ 11.55
                     =======                                             =======

The Company has adopted the disclosure-only provisions of FASB No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the option plans as stock options granted under these plans have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of FASB No. 123, there would have been no effect on the Company's net income and earnings per share in 1995. The pro forma effect for 1996 and 1997 is as follows:

                       As Reported    Pro forma      As Reported    Pro forma
                          1997          1997            1996          1996

Net Income           $ 16,416,000   $ 16,108,000   $ 15,975,000   $ 15,890,000
Net Income per Share       $ 1.33         $ 1.30         $ 1.42         $ 1.41

The Black-Scholes option-pricing model was used to estimate the fair value of the options granted on the date of grant. The fair values and assumptions used in the model, assuming no dividends, are as follows:

                              Expected                  Risk-Free
                 Fair Value     Life      Volatility   Interest Rate

1997 Grant         $9.77      5 years       40.19%        6.14%
1996 Grant         $7.44      5 years       38.07%        6.64%
1995 Grant         $4.56      5 years       36.16%        5.70%

The Company also has a Restricted Stock Plan reserved for issuance of 100,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. In December 1997, 4,000 shares were awarded to non-employee directors under this plan.


14.  COMMITMENTS AND CONTINGENCIES

The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which is not clearly determinable at the present time, would significantly affect the Company's financial condition or results of operations.

                    QUARTERLY UNAUDITED FINANCIAL DATA
                   (in thousands, except per share data)


1997 Quarter Ended              March 31    June 30     Sept. 30    Dec. 31

Net Sales                      $ 108,277   $ 119,213   $ 114,249   $ 107,961

Gross Profit                      18,698      19,917      18,147      17,401

Net Income                         4,446       4,697       3,787       3,486

Net Income Per Share-Basic     $     .36   $     .38   $     .31   $     .28

Net Income Per Share-Diluted   $     .35   $     .37   $     .30   $     .28


1996 Quarter Ended              March 31    June 30     Sept. 30    Dec. 31

Net Sales                      $  82,034   $  86,476   $  87,994   $  86,470

Gross Profit                      14,029      15,867      15,979      15,382

Net Income                         3,334       4,155       4,414       4,072

Net Income Per Share-Basic     $     .33   $     .40   $     .36   $     .33

Net Income Per Share-Diluted   $     .32   $     .40   $     .35   $     .32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1997 fiscal year.

Item 11.  Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1997 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1997 fiscal year.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the company's 1997 fiscal year.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                Page Number


(a)       (1)  Financial Statements:

               Report of Independent Accountants                  17

               Consolidated Balance Sheet at December
               31, 1997 and 1996                                  18

               Consolidated Statement of Income for the
               three years ended December 31, 1997                19

               Consolidated Statement of Cash Flows for
               the three years ended December 31, 1997            20

               Consolidated Statement of Shareholders' Equity
               for the three years ended December 31, 1997        21

               Notes to Consolidated Financial Statements         22

          (2)  Supplementary Data

               Quarterly Unaudited Financial Data                 32

          (3)  Exhibits

               The exhibits to this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 36.


(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three month period ended December 31, 1997.

                                SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GIBRALTAR STEEL CORPORATION

                                 By /s/Brian J. Lipke
                                    Brian J. Lipke
                                    President, Chief Executive Officer
                                    and Chairman of the Board


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Brian J. Lipke                                            February 3, 1998
Brian J. Lipke              President, Chief Executive Officer
                            and Chairman of the Board
                            (principal executive officer)

/s/ Walter T. Erazmus                                         February 3, 1998
Walter T. Erazmus           Treasurer and Chief Financial Officer
                            (principal financial and accounting officer)

/s/ Neil E. Lipke                                             February 3, 1998
Neil E. Lipke               Director

/s/ Gerald S. Lippes                                          February 3, 1998
Gerald S. Lippes            Director

/s/ Arthur A. Russ, Jr.                                       February 3, 1998
Arthur A. Russ, Jr.         Director

/s/ David N. Campbell                                         February 3, 1998
David N. Campbell           Director

/s/ William P. Montague                                       February 3, 1998
William P. Montague         Director

                                Exhibit Index


Exhibit                                                         Sequentially
Number                   Exhibit                                Numbered Page

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

10.4           Lease dated September 1, 1990 between Erie County
               Industrial Development Agency and Integrated
               Technologies International, Ltd.(incorporated by reference to Exhibit 10.13 to the Company's
               Registration Statement on Form S-1(Registration No.
               33-69304))

10.5           Lease dated June 4, 1993 between Buffalo Crushed
               Stone, Inc. and Gibraltar Steel Corporation
               (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

Exhibit                                                         Sequentially
Number                   Exhibit                                Numbered Page

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

10.9*          Gibraltar Steel Corporation Incentive Stock Option
               Plan (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

10.10* Gibraltar Steel Corporation Incentive Stock Option Plan, Second Amendment and Restatement (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration
               No. 333-03979))

10.11*         Gibraltar Steel Corporation Incentive Stock Option
               Plan, Third Amendment and Restatement                    41

10.12*         Gibraltar Steel Corporation Restricted Stock Plan
               (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

10.13*         Gibraltar Steel Corporation Restricted Stock Plan,
               First Amendment and Restatement                          55

10.14*         Gibraltar Steel Corporation Non-Qualified Stock
               Option Plan (incorporated by reference to Exhibit
               10.20 to the Company's Registration Statement on
               Form S-1(Registration No. 33-69304))

10.15* Gibraltar Steel Corporation Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

10.16* Gibraltar Steel Corporation Profit Sharing Plan dated August 1, 1984, as Amended April 14, 1986 and May 1, 1987 (incorporated by reference to Exhibit
               10.21 to the Company's Registration Statement on Form S-1(Registration No. 33-69304))

Exhibit                                                         Sequentially
Number                   Exhibit                                Numbered Page

10.17          Tax Indemnification Agreement dated as of
               November 5, 1993 among the Registrant, Brian J. Lipke, Curtis W. Lipke, Neil E. Lipke, Eric R.
               Lipke, Meredith A. Lipke, Bonneville Trust of December 31, 1987 f/b/o Brian J. Lipke, Corvette Trust of December 31, 1987 f/b/o Curtis W. Lipke, Nova Trust of December 31, 1987 f/b/o Neil E. Lipke, Electra Trust of December 31, 1987 f/b/o/ Eric R. Lipke, Monza Trust of January 22, 1988 f/b/o Meredith
               A. Lipke, Bonneville Trust No. 2 of August 15, 1988 f/b/o Brian J. Lipke, Corvette Trust No. 2 of August 15, 1988 f/b/o Curtis W. Lipke, Nova Trust No. 2 of August 15, 1988 f/b/o Neil E. Lipke, Electra Trust No. 2 of August 15, 1988 f/b/o Eric R. Lipke, Monza Trust No. 2 of February 15, 1988 f/b/o Meredith A. Lipke (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

10.18 Agreement and Plan of Exchange and Reorganization dated October 31, 1993 among the Registrant, Estate of Kenneth E. Lipke, Bonneville Trust of December 31, 1987 f/b/o Brian J. Lipke, Corvette Trust of December 31, 1987 f/b/o Curtis W. Lipke, Nova Trust of December 31, 1987 f/b/o Neil E. Lipke, Electra Trust of December 31, 1987 f/b/o Eric R. Lipke, Monza Trust of January
               22, 1988 f/b/o Meredith A. Lipke, Bonneville Trust No.
               2 of August 15, 1988 f/b/o Brian J. Lipke, Corvette Trust No. 2 of August 15, 1988 f/b/o Curtis W. Lipke, Nova Trust No. 2 of August 15, 1988 f/b/o Neil E. Lipke, Electra Trust No. 2 of August 15, 1988 f/b/o Eric R. Lipke, Monza Trust No. 2 of February 15, 1988 f/b/o Meredith A. Lipke (incorporated by reference to Exhibit
               10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

10.19 Credit Agreement dated as of September 15, 1997 among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York, Chase Manhattan Bank, N.A., as Administrative Agent and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997)

10.20 Bond Purchase Agreement dated June 16, 1994 among the Industrial Development Board of the County of Hamilton, Tennessee, Fleet Bank of New York and Gibraltar Steel of Tennessee (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

Exhibit                                                         Sequentially
Number                   Exhibit                                Numbered Page

10.21*         Gibraltar Steel Corporation 401(k) Plan
               (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8
               (No. 33-87034))

10.22*         First Amendment, dated January 20, 1995, to
               Gibraltar Steel Corporation 40l(k) Plan
               (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

10.23 Stock Purchase Agreement dated as of April 3, 1995 among Gibraltar Steel Corporation of New York, Albert Fruman, Marshall Fruman, Lee Fruman, Dale Fruman and William R. Hubbell Trust U/A dated July 20, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 3, 1995)

10.24 Real Property Lease Agreement dated February 14, 1996 between Blacksmith Leasing and Carolina Commercial Heat Treating, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

10.25 Real Property Lease Agreement dated February 14, 1996 between Blacksmith Leasing and Carolina Commercial Heat Treating, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

10.26          Lease dated as of August 12, 1995 between John W.
               Rex and Carolina Commercial Heat Treating, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

10.27 Purchase Agreement dated as of January 31, 1997 among Gibraltar Steel Corporation of New York, Nadine
               W. Gramling; Nadine W. Gramling, as Trustee of the Nadine W. Gramling Revocable Trust; D.G. Granger as Trustee of the Donnie L. Gramling, Jr. GRAT; D.G. Granger as Trustee of the Scott Ray Gramling GRAT; D.G. Granger as Trustee of the Tonya Michelle Cogan GRAT;
               D. G. Granger as Trustee of the Donnie L. Gramling, Jr. GRAT No. 2; D.G. Granger as Trustee of the Scott Ray Gramling GRAT No. 2; D.G. Granger as Trustee of the Tonya Michelle Cogan GRAT No. 2; H. Leon Holbrook, as Trustee of the Donnie L. Gramling, Jr.

Exhibit                                                         Sequentially
Number                   Exhibit                                Numbered Page

               GRAT No. 3; H. Leon Holbrook, as Trustee of the Donnie L. Gramling, Jr. GRAT No. 4; H. Leon Holbrook as Trustee of the Tonya Michelle Cogan GRAT No. 3;
               H. Leon Holbrook, as Trustee of the Tonya Michelle Cogan GRAT No. 4; H. Leon Holbrook, as Trustee of the Scott Ray Gramling GRAT No. 3; H. Leon Holbrook, as Trustee of the Scott Ray Gramling GRAT No. 4; Donnie L. Gramling, Sr. and Nadine W. Gramling as Tenants by the Entirety; The Employee Stock Ownership Plan and Trust of Southeastern Metals Manufacturing Company, Inc.; Nadine W. Gramling; DNG (1997) Limited Partnership; and DNG (1997) Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated
               January 31, 1997)

21             Subsidiaries of the Registrant                           62

27             Financial Data Schedule                                  63
               ________________________________


* Document is a management contract or compensatory plan or arrangement