Form 10-Q
period 1998-03-31
GIBRALTAR STEEL CORP
filed 1998-05-08
CIK 912562

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




            (Mark one)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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


As of April 30, 1998, the number of common shares outstanding was:
12,465,293.


                                  1 of 12

                        GIBRALTAR STEEL CORPORATION

                                   INDEX

                                                              PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 1998 (unaudited) and
         December 31, 1997 (audited)                                 3

         Condensed Consolidated Statements of Income
         Three months ended March 31, 1998 and
         1997 (unaudited)                                            4

         Condensed Consolidated Statements of Cash Flows
         Three months ended March 31, 1998 and 1997
         (unaudited)                                                 5

         Notes to Condensed Consolidated Financial
         Statements (unaudited)                                    6 - 8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             9 - 10


PART II. OTHER INFORMATION                                           11




                                  2 of 12

                      PART I.  FINANCIAL INFORMATION

                       Item 1. Financial Statements

                        GIBRALTAR STEEL CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (in thousands)

                                                     March 31,    December 31,
                                                       1998          1997
                                                    (unaudited)    (audited)

Assets

Current assets:
            Cash and cash equivalents               $     937     $   2,437
            Accounts receivable                        64,833        49,151
            Inventories                                90,589        76,701
            Other current assets                        3,149         2,457
                                                      -------       -------
               Total current assets                   159,508       130,746

Property, plant and equipment, net                    131,190       115,402

Other assets                                           47,909        35,188
                                                      -------       -------
                                                    $ 338,607     $ 281,336
                                                     ========      ========

Liabilities and Shareholders' Equity

Current liabilities:
            Accounts payable                        $  43,910     $  38,233
            Accrued expenses                            7,997         3,644
            Current maturities of long-term debt        1,266         1,224
                                                      -------       -------
               Total current liabilities               53,173        43,101

Long-term debt                                        124,391        81,800

Deferred income taxes                                  15,478        15,094

Other non-current liabilities                           1,395         1,297

Shareholders' equity
            Preferred shares                                -             -
            Common shares                                 124           124
            Additional paid-in capital                 66,195        66,190
            Retained earnings                          77,851        73,730
                                                      -------       -------
               Total shareholders' equity             144,170       140,044
                                                      -------       -------
                                                    $ 338,607     $ 281,336
                                                     ========      ========


              See accompanying notes to financial statements

                                  3 of 12

                       GIBRALTAR STEEL CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (in thousands, except per share data)


                                                 Three Months Ended
                                                      March 31,
                                                   1998       1997
                                                     (unaudited)

Net sales                                     $  116,383  $  108,277

Cost of sales                                     96,223      89,579

   Gross profit                                   20,160      18,698

Selling, general and
  administrative expense                          11,686      10,076

   Income from operations                          8,474       8,622

Interest expense                                   1,606       1,149

   Income before taxes                             6,868       7,473

Provision for income taxes                         2,747       3,027

   Net income                                 $    4,121  $    4,446
                                                 =======     =======

Net income per share-Basic                    $      .33  $      .36
                                                 =======     =======

Weighted average shares outstanding-Basic         12,410      12,325
                                                 =======     =======

Net income per share-Diluted                  $      .33  $      .35
                                                 =======     =======

Weighted average shares outstanding-Diluted       12,608      12,555
                                                 =======     =======



             See accompanying notes to financial statements

                                4 of 12

                        GIBRALTAR STEEL CORPORATION

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                         1998        1997
                                                           (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $  4,121     $  4,446
Adjustments to reconcile net income to
    net cash used in operating activities:
Depreciation and amortization                            2,561       1,932
Provision for deferred income taxes                        336         304
Undistributed equity investment income                    (209)       (216)
Increase (decrease) in cash resulting from
    changes in (net of acquisitions):
  Accounts receivable                                   (9,723)    (10,936)
  Inventories                                           (7,176)     (4,346)
  Other current assets                                    (882)     (1,019)
  Accounts payable and accrued expenses                  6,709       3,304
  Other assets                                            (222)       (193)
                                                       --------    --------
         Net cash used in operating activities          (4,485)     (6,724)
                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired                     (35,040)    (24,907)
Purchases of property, plant and equipment              (4,338)     (4,421)
Net proceeds from sale of property and equipment            65          58
                                                       --------    --------
         Net cash used in investing activities         (39,313)    (29,270)
                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt reduction                                (2,101)    (27,397)
Proceeds from long-term debt                            44,394      61,743
Net proceeds from issuance of common stock                   5          26
                                                       --------    -------
         Net cash provided by financing activities      42,298      34,372
                                                       --------    -------
      Net decrease in cash and cash equivalents         (1,500)     (1,622)

Cash and cash equivalents at beginning of year           2,437       5,545
                                                       --------    -------
Cash and cash equivalents at end of period            $    937    $  3,923
                                                       ========    =======


              See accompanying notes to financial statements

                                  5 of 12

                        GIBRALTAR STEEL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and 1997 have been included.

Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


2.  INVENTORIES

Inventories consist of the following:
                                              (in thousands)
                                          March 31,    December 31,
                                            1998          1997
                                         (unaudited)    (audited)

Raw material                              $ 62,151      $ 51,804
Finished goods and work-in-process          28,438        24,897
                                            ------        ------
Total inventories                         $ 90,589      $ 76,701
                                            ======        ======



                                  6 of 12

3.  STOCKHOLDERS' EQUITY

The changes in stockholders' equity consist of:

                                         (in thousands)
                                                  Additional
                                Common Shares       Paid-in      Retained
                               Shares   Amount      Capital      Earnings

December 31, 1997              12,410  $   124     $ 66,190     $ 73,730
Net income                          -        -            -        4,121
Stock options exercised             -        -            5            -
                               ------     ----       ------       ------
March 31, 1998                 12,410  $   124     $ 66,195     $ 77,851
                               ======     ====       ======       ======



4.  EARNINGS PER SHARE

Basic net income per share equals net income divided by the weighted average shares outstanding for the three months ended March 31, 1998 and 1997. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between basic and diluted earnings per share is as follows:

                              Basic      Basic     Diluted   Diluted
                Income        Shares      EPS      Shares      EPS

     1998     $4,121,000    12,409,776   $.33    12,608,138   $.33
     1997     $4,446,000    12,324,594   $.36    12,555,059   $.35


Included in diluted shares are common stock equivalents relating to options of 198,362 and 230,465 for 1998 and 1997, respectively.



5.  ACQUISITIONS

On March 1, 1998, the Company purchased the assets and business of The Solar Group (Solar) for approximately $35 million in cash. Solar manufactures a line of construction products as well as a complete line of mailboxes, primarily manufactured with galvanized steel.

On January 31, 1997, the Company purchased all of the outstanding capital stock of Southeastern Metals Manufacturing Company, Inc. (SEMCO) for approximately $25 million in cash. SEMCO manufactures a wide array of metal products for the residential and commercial construction markets.

These acquisitions have been accounted for under the purchase method. Results of operations of Solar and SEMCO have been consolidated with the Company's results of operations from the respective acquisition dates. The excess of the aggregate purchase price over the fair




                                  7 of 12
market value of net assets of Solar and SEMCO approximated $12 million and $11 million, respectively, and is being amortized over 35 years from the acquisition dates using the straight-line method.

The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 1997. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 1997 and are not necessarily indicative of future results of the combined companies.


                                        (in thousands, except per share data)
                                                   Three Months Ended
                                                         March 31,
                                                    1998          1997
                                                       (unaudited)

Net sales                                        $ 123,155     $ 125,561
                                                  ========      ========
Income before taxes                              $   6,770     $   7,338
                                                  ========      ========
Net income                                       $   4,062     $   4,356
                                                  ========      ========
Net income per share                             $     .33     $     .35
                                                  ========      ========


6.  SUBSEQUENT EVENT

On April 1, 1998, the Company purchased the assets and business of Appleton Supply Company, Inc. (Appleton) for approximately $28.5 million in cash. The results of operations of Appleton will be consolidated with the Company's results of operations from the acquisition date for the quarter ending June 30, 1998.





                                  8 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Net sales of $116.4 million for the first quarter ended March 31, 1998 increased 7.5% from sales of $108.3 million for the prior year's first quarter. This increase resulted from including net sales of SEMCO (acquired January 31, 1997) for the entire quarter, net sales of Solar (acquired March 1, 1998) and sales growth at existing operations.

Cost of sales as a percentage of net sales remained constant at 82.7% for the first quarter of 1998 and 1997. Higher raw material costs associated with inventory purchased during 1997 which were not fully passed through to customers and inefficiences due to the start-up and transition of the Company's new cold-rolling mill at its Cleveland, Ohio facility to a two-shift operation were primarily offset by higher margins at SEMCO and Solar. SEMCO and Solar sales historically have generated higher margins than the Company's other products and services.

Selling, general and administrative expenses as a percentage of net sales increased to 10.0% for the first quarter ended March 31, 1998, from 9.3% for the same period of 1997. This increase was primarily due to higher costs as a percentage of sales attributable to SEMCO (included for the entire quarter) and Solar (included for March 1998).

Interest expense increased by $.5 million for the first quarter ended March 31, 1998 primarily due to higher borrowings. This increase in borrowings was due to the SEMCO acquisition being included for the entire quarter, the Solar acquisition and the new mill which began operations in January 1998.

As a result of the above, income before taxes decreased by $.6    million
for the quarter ended March 31, 1998.

Income taxes for the three months ended March 31, 1998 approximated   $2.7
million and were based on a 40.0% effective tax rate for 1998 compared to an effective tax rate of 40.5% for the same period in 1997.


Liquidity and Capital Resources

During the first three months of 1998, the Company increased its working capital to $106.3 million. Additionally, shareholders' equity increased to $144.2 million at March 31, 1998.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.




                                  9 of 12

Net income of $4.1 million and depreciation and amortization of $2.6 million combined with an increase in accounts payable and accrued expenses (net of acquisition) of $6.7 million to provide cash of $13.4 million.
This was primarily offset by increases in inventory and accounts receivable totaling $16.9 million to service increased sales levels resulting in net cash used for operations of approximately $4.5 million.

Cash used in operations of $4.5 million, capital expenditures of $4.3 million and the acquisition of Solar for approximately $35 million were funded by net proceeds from long-term debt of $42.3 million and cash on hand.

During March 1998, the Company increased its bank credit facility to $210 million to provide additional funds to grow its business. At March 31, 1998 the Company's aggregate credit facilities available approximated $214 million with borrowings of approximately $124 million and an additional availability of approximately $90 million.

The Company used approximately $28.5 million of the facility on April 1, 1998 for the acquisition of Appleton Supply Company.

The Company believes that availability under its credit facilities together with funds generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its existing operations. The Company also believes it has the financial capability to increase its long-term borrowing capacity due to changes in capital requirements.


Impact of Year 2000

The Company is in the process of evaluating its management information systems to determine Year 2000 compliancy. The Company currently believes that costs required to achieve Year 2000 compliancy will not be material to its financial statements.


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



                                 10 of 12
PAGE>
                        PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

             1.  Exhibits - None

                     a.  Exhibit 27 - Financial Data Schedule


             2. Reports on Form 8-K.  There were no reports on Form 8-K during the three months ended March 31, 1998.






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





                                         GIBRALTAR STEEL CORPORATION
                                             (Registrant)


                                   By /s/Brian J. Lipke
                                      Brian J. Lipke
                                      President, Chief Executive Officer
                                      and Chairman of the Board



                                   By /s/Walter T. Erazmus
                                      Walter T. Erazmus
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer)




Date May 8, 1998






                                 12 of 12