Form 10-Q
period 1998-06-30
GIBRALTAR STEEL CORP
filed 1998-08-13
CIK 912562

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




            (Mark one)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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


        As of July 31, 1998, the number of common shares outstanding was:12,476,293.






                                  1 of 13

                        GIBRALTAR STEEL CORPORATION

                                   INDEX


                                                                  PAGE NUMBER
        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets
                 June 30, 1998 (unaudited) and
                 December 31, 1997 (audited)                            3

                 Condensed Consolidated Statements of Income
                 Six months ended June 30, 1998 and
                 1997 (unaudited)                                       4

                 Condensed Consolidated Statements of Cash Flows
                 Six months ended June 30, 1998 and 1997
                 (unaudited)                                            5

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                               6 - 8


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        9 - 11


        PART II. OTHER INFORMATION                                     12


























                                  2 of 13

                      PART I.  FINANCIAL INFORMATION

                       Item 1. Financial Statements

                        GIBRALTAR STEEL CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (in thousands)

                                                      June 30,   December 31,
                                                       1998          1997
                                                    (unaudited)    (audited)

     Assets

     Current assets:
            Cash and cash equivalents               $   2,967     $   2,437
            Accounts receivable                        77,615        49,151
            Inventories                               110,839        76,701
            Other current assets                        4,428         2,457

               Total current assets                   195,849       130,746

     Property, plant and equipment, net               151,193       115,402

     Other assets                                      84,356        35,188

                                                    $ 431,398     $ 281,336
                                                     ========      ========

     Liabilities and Shareholders' Equity

     Current liabilities:
            Accounts payable                        $  57,402     $  38,233
            Accrued expenses                           12,174         3,644
            Current maturities of long-term debt        1,272         1,224

               Total current liabilities               70,848        43,101

     Long-term debt                                   189,039        81,800

     Deferred income taxes                             19,898        15,094

     Other non-current liabilities                      1,657         1,297

     Shareholders' equity
            Preferred shares                                -             -
            Common shares                                 125           124
            Additional paid-in capital                 66,229        66,190
            Retained earnings                          83,602        73,730

               Total shareholders' equity             149,956       140,044

                                                    $ 431,398     $ 281,336
                                                     ========      ========



              See accompanying notes to financial statements

                                  3 of 13

                            GIBRALTAR STEEL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (in thousands, except per share data)



                                     Three Months Ended     Six  Months Ended
                                           June 30,               June 30,
                                      1998         1997      1998        1997
                                         (unaudited)            (unaudited)

     Net sales                    $  144,882  $  119,213  $  261,265 $ 227,490

     Cost of sales                   117,989      99,296     214,212   188,875

           Gross profit               26,893      19,917      47,053    38,615

     Selling, general and
        administrative expense        14,563      10,576      26,249    20,652

           Income from operations     12,330       9,341      20,804    17,963

     Interest expense                  2,745       1,448       4,351     2,597

           Income before taxes         9,585       7,893      16,453    15,366

     Provision for income taxes        3,834       3,196       6,581     6,223

           Net income             $    5,751  $    4,697  $    9,872 $   9,143
                                   =========   =========   =========  =========

     Net income per share-Basic   $      .46  $      .38  $      .79 $     .74
                                   =========   =========   =========  =========
     Weighted average number of
        shares outstanding-Basic      12,451      12,326      12,431    12,325
                                   =========   =========   =========  =========

     Net income per share-Diluted $      .45  $      .37  $      .78 $     .73
                                   =========   =========   =========  =========
     Weighted average number of
        shares outstanding-Diluted    12,698      12,560      12,653    12,557
                                   =========   =========   =========  =========














                  See accompanying notes to financial statements

                                     4 of 13

                        GIBRALTAR STEEL CORPORATION

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)


                                                          Six Months Ended
                                                              June 30,
                                                         1998         1997
                                                            (unaudited)

     Cash flows from operating activities
     Net income                                      $  9,872    $   9,143
     Adjustments to reconcile net income to
        net cash used in operating activities:
     Depreciation and amortization                      5,767        4,053
     Provision for deferred income taxes                  627          766
     Undistributed equity investment income              (185)        (220)
     Increase (decrease) in cash resulting from
        changes in (net of acquisitions):
        Accounts receivable                           (13,705)      (8,113)
        Inventories                                   (17,797)      (1,471)
        Other current assets                           (1,270)        (561)
        Accounts payable and accrued expenses          11,687         (799)
        Other assets                                     (640)        (257)

        Net cash (used in) provided by operating
           activities                                  (5,644)       2,541

     Cash flows from investing activities
     Acquisitions, net of cash acquired               (86,799)     (26,475)
     Purchases of property, plant and equipment        (8,253)     (11,776)
     Net proceeds from sale of property and equipment     104           62

        Net cash used in investing activities         (94,948)     (38,189)

     Cash flows from financing activities
     Long-term debt reduction                          (8,312)     (43,701)
     Proceeds from long-term debt                     109,394       78,365
     Net proceeds from issuance of common stock            40           77

        Net cash provided by financing activities     101,122       34,741

      Net increase (decrease) in cash and
         cash equivalents                                 530         (907)

     Cash and cash equivalents at beginning of year     2,437        5,545

     Cash and cash equivalents at end of period      $  2,967    $   4,638
                                                      =======      =======








              See accompanying notes to financial statements

                                  5 of 13

                        GIBRALTAR STEEL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



         1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements as of June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and 1997 have been included.

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

         The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


         2.  INVENTORIES

         Inventories consist of the following:
                                                      (in thousands)
                                                  June 30,    December 31,
                                                    1998          1997
                                                 (unaudited)    (audited)

         Raw material                            $ 73,204      $ 51,804
         Finished goods and work-in-process        37,635        24,897

         Total inventories                       $110,839      $ 76,701
                                                  =======       =======


















                                  6 of 13

         3.  STOCKHOLDERS' EQUITY

         The changes in stockholders' equity consist of:

                                                (in thousands)
                                                          Additional
                                        Common Shares      Paid-in    Retained
                                       Shares   Amount     Capital    Earnings

         December 31, 1997             12,410   $  124   $ 66,190    $  73,730
         Net income                         -        -          -        9,872
         Stock options exercised            -        -         10            -
         Restricted stock granted          55        1          -            -
         Earned portion of
           restricted stock                 -        -         29            -

         June 30, 1998                 12,465   $  125    $ 66,229   $  83,602
                                    ==========================================



         4.  EARNINGS PER SHARE

         Basic net income per share equals net income divided by the weighted average shares outstanding for the six months ended June 30, 1998 and 1997. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between basic and diluted earnings per share is as follows:

                                      Basic      Basic     Diluted    Diluted
                        Income        Shares      EPS      Shares       EPS

             1998     $9,872,000    12,430,671   $.79    12,653,190    $.78
             1997     $9,143,000    12,325,255   $.74    12,557,382    $.73


         Included in diluted shares are common stock equivalents relating to options of 222,519 and 232,127 for 1998 and 1997, respectively.



         5.  ACQUISITIONS

         On June 1, 1998, the Company purchased all the outstanding common stock of United Steel Products Company (USP) for approximately $24 million in cash. USP designs and manufacturers lumber connector products for the wholesale market and plastic molded products for component manufacturers.

         On April 1, 1998, the Company purchased the assets and business of Appleton Supply Co., Inc. (Appleton) for approximately $28 million in cash. Appleton manufactures louvers, roof edging, soffitts and other metal building products for wholesale distribution.






                                  7 of 13

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

        These acquisitions have been accounted for under the purchase method. Results of operations of USP, Appleton, Solar and SEMCO have been consolidated with the Company's results of operations from the respective acquisition dates. The aggregate excess of the purchase prices of these acquisitions over the fair market values of the net assets of the acquired companies is approximately $58 million and is being amortized over 35 years from the acquisition dates using the straight-line method.

        The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 1997. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 1997 and are not necessarily indicative of future results of the combined companies.


                                         (in thousands, except per share data)
                                                    Six Months Ended
                                                         June 30,
                                                    1998          1997
                                                       (unaudited)

         Net sales                               $ 289,797     $ 289,714
                                                  ========      ========
         Income before taxes                     $  16,909     $  15,989
                                                  ========      ========
         Net income                              $  10,079     $   9,420
                                                  ========      ========
         Net income per share-Basic              $     .81     $     .76
                                                  ========      ========

















                                  8 of 13

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Results of Operations

         Net sales of $144.9 million for the second quarter ended June 30, 1998 increased 21.5% from sales of $119.2 million for the prior year's second quarter. This increase resulted from including net sales of Solar (acquired March 1, 1998), Appleton (acquired April 1, 1998) and USP (acquired June 1, 1998) and sales growth at existing operations which combined to more than offset the impact of a strike at an automotive customer in June 1998, which was settled in July 1998. Sales to that automobile manufacturer were less than 7% of the Company's total sales for the six months ended June 30, 1998.

         Cost of sales as a percentage of net sales decreased to 81.4% for the second quarter and to 82.0% for the first six months of 1998. Gross profit increased to 18.6% and 18.0% for the second quarter and the six months ended June 30, 1998 from 16.7% and 17.0% for the comparable periods in 1997. This increase is primarily due to higher margins at SEMCO, Solar, Appleton and USP, which have historically generated higher margins than the Company's other products and services, and due to lower raw material costs at existing operations.

         Selling, general and administrative expenses as a percentage of net sales increased to 10.1% for the second quarter ended June 30, 1998, from 8.9% for the same period of 1997. This increase was primarily due to higher costs as a percentage of sales attributable to Solar, Appleton and USP and performance based compensation linked to the Company's sales and profitability.

         Interest expense increased by $1.3 million for the second quarter ended June 30, 1998 primarily due to higher borrowings to finance the Solar, Appleton and USP acquisitions.

         As a result of the above, income before taxes increased by $1.7 million for the quarter ended June 30, 1998.

         Income taxes for the three months ended June 30, 1998
         approximated   $3.8 million and were based on a 40.0% effective
         tax rate for 1998 compared to an effective tax rate of 40.5% for the same period in 1997.


         Liquidity and Capital Resources

         During the first six months of 1998, the Company increased its working capital to $125.0 million. Additionally, shareholders' equity increased to $150.0 million at June 30, 1998.

         The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.



                                  9 of 13

         Net income of $9.9 million and depreciation and amortization of $5.8 million combined with an increase in accounts payable and accrued expenses (net of acquisition) of $11.7 million to provide cash of $27.4 million. Increases in inventory, accounts receivable and other current assets of $32.8 million in aggregate, necessary to service increased sales levels, offset the cash generated from operations, resulting in net cash used for operations of approximately $5.6 million.

         Cash used in operations of $5.6 million, capital expenditures of $8.3 million and the acquisition of Solar, Appleton and USP for approximately $86.8 million in total were primarily funded by net borrowings of $101.1 million under the Company's credit facility.

         During the second quarter of 1998, the Company increased its bank credit facility to $235 million to provide additional funds to grow its business. At June 30, 1998 the Company's aggregate credit facilities available approximated $239 million with borrowings of approximately $189 million and an additional availability of approximately $50 million.


         The Company believes that availability of funds under its credit facilities together with cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its existing operations. The Company also believes it has the financial capability to increase its long-term borrowing capacity due to changes in capital requirements.


         Impact of Year 2000

         The Company is in the process of evaluating its management information systems to determine Year 2000 compliancy. The Company currently believes that costs required to achieve Year 2000 compliancy will not be material to its financial statements.


         Recent Accounting Pronouncement

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS No. 133) which requires recognition of the fair value of derivatives in the statement of financial position, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the hedging nature of the derivative. Implementation of FAS No. 133 is required for fiscal 2000. The Company does not believe that FAS No. 133 will have a material impact on its earnings or other comprehensive income.










                                 10 of 13

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














































                                 11 of 13

                        PART II.  OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K.

             1.  Exhibits - None

                     a.  Exhibit 27 - Financial Data Schedule


             2. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended June 30, 1998.













































                                 12 of 13

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




         Date August 13, 1998


























                                 13 of 13