Form 10-Q
period 1998-09-30
GIBRALTAR STEEL CORP
filed 1998-10-30
CIK 912562

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




            (Mark one)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

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


        As of September 30, 1998, the number of common shares outstanding was: 12,481,293.






                                     1 of 13

                           GIBRALTAR STEEL CORPORATION

                                      INDEX


        PAGE NUMBER
        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets
                 September 30, 1998 (unaudited) and
                 December 31, 1997 (audited)                             3

                 Condensed Consolidated Statements of Income
                 Three and nine months ended
                 September 30, 1998 and 1997 (unaudited)                 4

                 Condensed Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1998 and 1997
                 (unaudited)                                             5

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                                6 - 8


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         9 - 11


        PART II. OTHER INFORMATION                                       12




























                                     2 of 13

                         PART I.  FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           GIBRALTAR STEEL CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in thousands)

                                                   September 30, December 31,
                                                       1998          1997
                                                    (unaudited)    (audited)

     Assets

     Current assets:
            Cash and cash equivalents               $   2,314     $   2,437
            Accounts receivable                        82,149        49,151
            Inventories                               112,000        76,701
            Other current assets                        4,390         2,457

               Total current assets                   200,853       130,746

     Property, plant and equipment, net               157,033       115,402

     Other assets                                      83,839        35,188

                                                    $ 441,725     $ 281,336
                                                     ========      ========

     Liabilities and Shareholders' Equity

     Current liabilities:
            Accounts payable                        $  59,040     $  38,233
            Accrued expenses                           14,904         3,644
            Current maturities of long-term debt        1,292         1,224

               Total current liabilities               75,236        43,101

     Long-term debt                                   188,713        81,800

     Deferred income taxes                             20,635        15,094

     Other non-current liabilities                      1,738         1,297

     Shareholders' equity
            Preferred shares                                -             -
            Common shares                                 125           124
            Additional paid-in capital                 66,530        66,190
            Retained earnings                          88,748        73,730

               Total shareholders' equity             155,403       140,044

                                                    $ 441,725     $ 281,336
                                                     ========      ========





                 See accompanying notes to financial statements

                                     3 of 13

                            GIBRALTAR STEEL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (in thousands, except per share data)



                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1998         1997      1998        1997
                                         (unaudited)             (unaudited)

     Net sales                    $  152,628  $  114,249  $  413,893 $  341,739

     Cost of sales                   124,937      96,102     339,149    284,977

           Gross profit               27,691      18,147      74,744     56,762

     Selling, general and
        administrative expense        15,777      10,525      42,026     31,177

           Income from operations     11,914       7,622      32,718     25,585

     Interest expense                  3,337       1,310       7,688      3,907

           Income before taxes         8,577       6,312      25,030     21,678

     Provision for income taxes        3,431       2,525      10,012      8,748

           Net income             $    5,146  $    3,787  $   15,018 $   12,930
                                   =========   =========   =========  =========

     Net income per share-Basic   $      .41  $      .31  $     1.21 $     1.05
                                   =========   =========   =========  =========
     Weighted average number of
        shares outstanding-Basic      12,477      12,372      12,446     12,341
                                   =========   =========   =========  =========

     Net income per share-Diluted $      .41  $      .30  $     1.19 $     1.03
                                   =========   =========   =========  =========
     Weighted average number of
        shares outstanding-Diluted    12,612      12,637      12,640     12,584
                                   =========   =========   =========  =========

















                  See accompanying notes to financial statements

                                     4 of 13

                           GIBRALTAR STEEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                        Nine Months Ended
                                                           September 30,
                                                        1998         1997
                                                           (unaudited)

     Cash flows from operating activities
     Net income                                      $ 15,018    $ 12,930
     Adjustments to reconcile net income to
        net cash provided by operating activities:
     Depreciation and amortization                      9,368       6,216
     Provision for deferred income taxes                1,329       1,230
     Undistributed equity investment income              (259)       (383)
     Other noncash adjustments                            275         239
     Increase (decrease) in cash resulting from
           changes in (net of acquisitions):
        Accounts receivable                           (18,238)     (8,849)
        Inventories                                   (18,958)      5,610
        Other current assets                           (1,356)     (1,099)
        Accounts payable and accrued expenses          16,111      (2,160)
        Other assets                                     (757)       (390)

           Net cash provided by operating activities    2,533      13,344

     Cash flows from investing activities
     Acquisitions, net of cash acquired               (86,799)    (26,475)
     Purchases of property, plant and equipment       (16,807)    (17,677)
     Net proceeds from sale of property and equipment     108          87

           Net cash used in investing activities     (103,498)    (44,065)

     Cash flows from financing activities
     Long-term debt reduction                         (28,002)    (62,059)
     Proceeds from long-term debt                     128,778      89,365
     Net proceeds from issuance of common stock            66         792

           Net cash provided by financing activities  100,842      28,098

     Net decrease in cash and cash equivalents           (123)     (2,623)

     Cash and cash equivalents at beginning of year     2,437       5,545

     Cash and cash equivalents at end of period      $  2,314    $  2,922
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

                                     5 of 13

                           GIBRALTAR STEEL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements as of September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and 1997 have been included.

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

         The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


         2.  INVENTORIES

         Inventories consist of the following:
                                                      (in thousands)
                                                 September 30, December 31,
                                                    1998          1997
                                                 (unaudited)    (audited)

         Raw material                            $ 75,014      $ 51,804
         Finished goods and work-in-process        36,986        24,897

         Total inventories                       $112,000      $ 76,701
                                                  =======       =======




















                                     6 of 13

         3.  STOCKHOLDERS' EQUITY

         The changes in stockholders' equity consist of:

                                                (in thousands)
                                                         Additional
                                       Common   Shares    Paid-in    Retained
                                       Shares   Amount    Capital    Earnings

         December 31, 1997              12,410   $  124  $  66,190  $ 73,730
         Net Income                          -        -          -    15,018
         Stock options exercised             5        -         65         -
         Restricted stock granted           55        1          -         -
         Earned portion of restricted
            stock                            -        -         58         -
         Profit sharing plan
            contribution                    11        -        217         -

         September 30, 1998             12,481   $  125   $ 66,530  $ 88,748
                                        ====================================


         4.  EARNINGS PER SHARE

         Basic net income per share equals net income divided by the weighted average shares outstanding for the nine months ended September 30, 1998 and 1997. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between basic and diluted earnings per share is as follows:

                                      Basic      Basic     Diluted     Diluted
                        Income        Shares      EPS      Shares        EPS

             1998     $15,018,000   12,446,209   $1.21   12,639,655     $1.19
             1997     $12,930,000   12,340,900   $1.05   12,584,083     $1.03


         Included in diluted shares are common stock equivalents relating to options of 193,446 and 243,183 for 1998 and 1997, respectively.



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


                                         (in thousands, except per share data)
                                                    Nine Months Ended
                                                       September 30,
                                                    1998          1997
                                                       (unaudited)

         Net sales                               $ 442,425     $ 437,477
                                                  ========      ========
         Income before taxes                     $  25,486     $  23,968
                                                  ========      ========
         Net income                              $  15,225     $  14,165
                                                  ========      ========
         Net income per share-Basic              $    1.22     $    1.15
                                                  ========      ========



         6.   SUBSEQUENT EVENT

        On October 1, 1998, the Company purchased all the outstanding capital stock of Harbor Metal Treating Co. and its affiliates (collectively, Harbor Metal) for $13.5 million in cash. The results of operations of Harbor Metal will be consolidated with the Company's results of operations from the acquisition date for the quarter ending December 31, 1998.










                                     8 of 13

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Results of Operations

         Net sales of $152.6 million for the third quarter ended September 30, 1998 increased 33.6% from sales of $114.2 million for the prior year's third quarter. Net sales of $413.9 million for the nine months ended September 30, 1998 increased 21.1% from net sales of $341.7 million for the same period of 1997. These increases resulted from including net sales of Solar (acquired March 1, 1998), Appleton (acquired April 1, 1998) and USP (acquired June 1, 1998) and sales growth at existing operations despite the impact of decreased sales due to a 54 day strike at General Motors, which was settled in late July 1998.

         Cost of sales as a percentage of net sales decreased to 81.9% for both the third quarter and the first nine months of 1998. Gross profit increased to 18.1% for both periods in 1998 from 15.9% and 16.6% for the comparable periods in 1997. This increase is primarily due to higher margins at SEMCO, Solar, Appleton and USP, which have historically generated higher margins than the Company's other products and services, and due to lower raw material costs at existing operations.

         Selling, general and administrative expenses as a percentage of net sales increased to 10.3% and 10.2% for the third quarter and nine months ended September 30, 1998, respectively, from 9.2% and 9.1% for the same periods of 1997. These increases were primarily due to higher costs as a percentage of sales attributable to Solar, Appleton and USP and performance based compensation linked to the Company's sales and profitability.

         Interest expense for the third quarter and nine months ended September 30, 1998 increased by $2.0 million and $3.8 million, respectively, from the same periods in 1997 primarily due to higher borrowings to finance the Solar, Appleton and USP acquisitions and capital expenditures.

         As a result of the above, income before taxes increased by $2.3 million and $3.4 million for the third quarter and nine months ended September 30, 1998 from the same periods of 1997.

         Income taxes for the third quarter and nine months ended September 30, 1998 approximated $3.4 million and $10.0 million, respectively, and were based on a 40.0% effective tax rate for both periods compared to an effective tax rate of 40.0% and 40.4%, respectively, for the same periods in 1997.


         Liquidity and Capital Resources

         During the first nine months of 1998, the Company increased its working capital to $125.6 million. Additionally, shareholders' equity increased to $155.4 million at September 30, 1998.

         The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.



                                     9 of 13

         Net income of $15.0 million and depreciation and amortization of $9.4 million combined with an increase in accounts payable and accrued expenses (net of acquisition) of $16.1 million to provide cash of $40.5 million. Increases in inventory and accounts receivable of approximately $37.2 million in aggregate, necessary to service increased sales levels, primarily resulted in net cash provided by operations of approximately $2.5 million.

         Capital expenditures of $16.8 million and the acquisition of Solar, Appleton and USP for cash totalling approximately $86.8 million were primarily funded by net borrowings of $100.8 million under the Company's credit facility and cash provided by operations.

         At September 30, 1998 the Company's aggregate credit facilities available approximated $239 million with borrowings of approximately $189 million with an additional availability of approximately $50 million.

         The Company used approximately $13.5 million of the facility on October 1, 1998 for the acquisition of Harbor Metal.

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


         Impact of Year 2000

         The Year 2000 issue concerns the inability of some computer hardware and software to distinguish between the year 1900 and the year 2000. If not corrected, computer applications could fail or create erroneous results.

         The Company is conducting a detailed assessment of all of its information technology and non-information technology hardware and software with regard to Year 2000 issues. The Company's plan to ensure that its systems are Year 2000 ready is comprised of: cataloging all processes and systems which may have a date-related component and identifying those which are not Year 2000 ready; correcting or replacing those systems which are not Year 2000 ready; and testing the corrected or replaced processes and systems to insure that they will, in fact, operate as desired according to Year 2000 requirements. The Company is in various stages of its Year 2000 readiness process at each of its subsidiaries and expects to complete testing of the corrected or replaced systems and be fully Year 2000 ready by July 1999. In addition, the Company is working with its major customers and major vendors, including raw material suppliers and utility companies, to assess their internal state of Year 2000 readiness. These customer and vendor responses are evaluated for any possible risk to, or effect on, the Company's operations and are incorporated into its own detailed Year 2000 readiness assessment.





                                    10 of 13

         Costs specifically associated with modifying internal use software for Year 2000 readiness are expensed as incurred but have not been, and are not expected to be, material to the Company's net income. Costs of replacing some of the Company's systems with Year 2000 ready systems have been capitalized as these new systems were acquired for business reasons and not to remediate Year 2000 problems, if any, in the former systems.

         Based upon the results of Year 2000 readiness efforts underway, the Company believes that all critical information and non-information technology systems and processes will be Year 2000 ready and allow the Company to continue operations beyond the Year 2000 without a material impact on its results of operations or financial position. However, unanticipated problems which may be identified in the ongoing Year 2000 readiness process could result in an undetermined financial risk. Contingency plans to counter these unanticipated problems are being developed as part of the ongoing Year 2000 readiness process.


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


         Safe Harbor Statement

         The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements by the Company, other than historical information, constitute "forward looking statements" within the meaning of the Act and may be subject to a number of risk factors. Factors that could affect these statements include, but are not limited to, the following: the impact of changing steel prices on the Company's results of operations; changing demand for the Company's products and services; the impact of the Year 2000 problem; and changes in interest or tax rates.










                                    11 of 13

                           PART II.  OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K.

             1.  Exhibits

                     a. Exhibit 3(ii) - Amended and Restated By-Laws of
                        Gibraltar Steel Corporation effective as of August 11, 1998.

                     b. Exhibit 10.1 - Employment Agreement dated
                        July 9, 1998 between Gibraltar Steel Corporation and Brian J. Lipke

                     c. Exhibit 10.2 - Change in Control Agreement dated
                        July 9, 1998 between Gibraltar Steel Corporation and Brian J. Lipke

                     d. Exhibit 10.3 - Form of Change in Control Agreement
                        dated July 9, 1998 between Gibraltar Steel
                        Corporation and certain of the Company's executive officers.

                     e. Exhibit 27 - Financial Data Schedule


             2. Reports on Form 8-K.  There were no reports on Form 8-K during the three months ended September 30, 1998.




























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





                                         GIBRALTAR STEEL CORPORATION
                                             (Registrant)


                                   By   /x/ Brian J. Lipke
                                      Brian J. Lipke
                                      President, Chief Executive Officer
                                      and Chairman of the Board



                                   By   /x/ Walter T. Erazmus
                                      Walter T. Erazmus
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer)




         Date October 30, 1998



























                                    13 of 13