Form 10-K
period 1998-12-31
GIBRALTAR STEEL CORP
filed 1999-02-04
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                    ______________________________

                               FORM 10-K
      (Mark One)
   (  X  )     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES ACT OF 1934
              For The Fiscal Year Ended December 31, 1998

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
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation organization)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

  As of December 31, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant amounted to $140,803,000.

  As of December 31, 1998, the number of common shares outstanding was: 12,484,418.


                  DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for the
                    Annual Meeting of Shareholders
   to be held May 18, 1999, are incorporated by reference into Part III of this report.
                                          Exhibit Index is on Page 39

                                PART I

     Item 1. Description of Business

     General

     The Company is a processor of a broad array of high value-added, technically sophisticated steel and other metal products. The Company utilizes any one or a combination of several different processes at each of its operating facilities to add substantial margin and value to raw material acquired from primary steel and other metal producers. Underlying each of these processes is a common set of steel and metal processing core competencies.
     These core competencies are the foundation upon which all the Company's operations and customer offerings are based. Expertise in these core competencies has allowed the Company to successfully expand beyond its original cold-rolled strip steel and steel strapping processing operations to the processing of building and construction products and providing of metallurgical heat treating and materials management services.

     Industry Overview

     Steel and metal processors occupy a market niche that exists between the primary steel and metal producers and end-users and others. Primary steel and metal producers typically focus on the sale of standard size and tolerance steel and other metals to large volume purchasers, including steel and metal processors. At the same time, end-users require steel with closer tolerances and with shorter lead times than the primary steel and metal producers can provide efficiently.

     Metal Processes, Products and Services

     The Company produces and delivers a variety of products and services on a just-in-time basis for industrial manufacturers, fabricators and other end-users in the automotive, automotive supply, appliance, building and construction, machinery, and steel industries.

     The following table sets forth certain information
     regarding sales of products and services as a percentage
     of net sales for the past three years:
                                        Year ended December 31,
     Products and Services              1996      1997     1998
     Cold-rolled strip steel              43%       35%       30%
     Building and construction products     -       20%       32%
     Precision metal products             44%       36%       31%
     Other processes and services         13%         9%       7%

     The following steel and metal products, processes, and services are provided by the Company:

     Cold-Rolled Strip Steel
     The Company produces a broad range of fully processed cold-rolled strip steel products. The Company buys wide, open tolerance sheet steel in coils from primary steel producers and processes it to specific customer orders by performing such computer-aided processes as cold reduction, annealing, temper rolling, edge rolling and slitting. Cold reduction is the rolling of steel to a specified thickness, tolerance and finish. Annealing is a thermal process which changes hardness and certain metallurgical characteristics of steel. Temper rolling is the rolling of steel to a specific hardness. Edge rolling involves conditioning edges of processed steel into square, fully round or partially round shapes. Slitting is the cutting of steel to specified widths. Depending on customer specifications, one or more of these processes are utilized to produce steel strip of a precise grade, temper, tolerance and finish.

     The Company operates 10 rolling mills at its facilities in Cleveland, Ohio, Chattanooga, Tennessee and Buffalo, New York, all of which are QS9000 certified, and is capable of rolling widths of up to 50 inches. The Company has the capability to process coils up to a maximum of 72 inch outside diameter. The Company's rolling mills include automatic gauge control systems with hydraulic screwdowns allowing for microsecond adjustments during processing. In January 1998, the Company began operating a 56 inch reversing mill which the Company believes is the widest of its type in the industry.

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

     Building and Construction Products
     The Company processes steel and other metal to manufacture a wide array of products for the building and construction industry. Building and construction industry products are manufactured primarily from galvanized steel, as well as from aluminum, copper and other metals. Building and construction products manufactured include metal trims, prefab homes and utility sheds, steel lumber connectors, metal roofing, drywall products, gutters and down spouts, ventilation products and storm panel systems for residential and commercial properties.

     During 1998, the Company acquired three building and construction products companies which broaden its product line, extends its geographic reach and further diversifies and builds its customer base. The Solar Group (Solar), acquired in March 1998, operates three facilities located in Mississippi and primarily manufactures wind turbines, power vents, other ventilation products and accessories. Appleton Supply Co., Inc. (Appleton), acquired in April 1998 with facilities located in Wisconsin and Missouri, also manufacturers ventilation products and accessories, as well as roofing products and other construction products. United Steel Products Company (USP), acquired in June 1998 with facilities located in Minnesota, California, North Carolina and New Jersey, is a leading producer of steel lumber connectors and gives the Company its first manufacturing and distribution facility on the West Coast. These three acquisitions compliment the Company's existing building and construction products business comprised of Southeastern Metals Manufacturing Company, Inc. (SEMCO), with facilities located in Florida,
     Georgia, Tennessee and Texas.   All of these facilities
     use precision engineering combined with slitting, stamping, roll forming and other processes to manufacture their various products.

     Precision Metal Products
     The Company's precision metal products are comprised primarily of higher value-added flat-rolled sheet steel, as well as steel strapping and other products.

     Precision Metal Processing. The Company operates two precision metals facilities in New York and Tennessee which primarily process flat-rolled sheet steel. In addition to slitting and cutting to length, these precision metals facilities can produce higher value-added products which are held to close tolerances and tight specifications through cold-rolling, annealing, blanking, oscillating and edging rolling.

     The Company also operates two precision metals facilities in Illinois and Alabama which process galvanized, Galvalume and prepainted steel and can slit and cut to length material based upon customer specifications.

     Steel Strapping. Steel strapping is banding and packaging material that is used to close and reinforce shipping units such as bales, boxes, cartons, coils, crates and skids. The Company believes that it is one of four major domestic manufacturers of high tensile steel strapping, which is used in heavy duty applications. High tensile strapping is subject to strength requirements imposed by the American Society for Testing and Materials for packaging of different products for common carrier transport. This high tensile steel strapping is essential to producers of large, heavy products such as steel, paper and lumber where reliability of the packaging material is critical to the safe transport of the product.

     The Company's QS9000 certified strapping facility manufactures high tensile steel strapping by slitting, oscillating, heat treating, painting and packaging cold-rolled coils.

     Steel strapping is cold-rolled to precise gauge on one of the Company's rolling mills, which incorporates hydraulic screw downs and automatic gauge controls with statistical charting. This process ensures strapping product of the most uniform gauge available and produces the maximum amount of strapping per pound of steel. All products are tested by on-site laboratory personnel for width, thickness and other physical and metallurgical properties.

     To meet the differing needs of its customers, the Company offers its strapping products in various thicknesses, widths and coil sizes. The Company also manufactures custom color and printed strapping. In addition, the Company offers related strapping products, such as seals and tools, and is able to manufacture tensional strapping for lighter duty applications.

     Other Products. The Company's Solar acquisition produces a complete line of mailboxes manufactured primarily with galvanized steel. The Company believes it is the largest manufacturer of mailboxes in the United States.

     Other Processes and Services
     Metallurgical Heat Treating Services.   The Company provides a
     wide range of metallurgical heat treating services in which customer-owned parts are exposed to precise temperature and other conditions to improve their mechanical properties, durability and wear resistance. These services include case-hardening, surface-hardening and through-hardening processes for customers in a wide variety of industries. Using methods such as annealing, flame hardening, vacuum hardening, carburizing and nitriding, as well as a host of other services, these heat treating processes can harden, soften or otherwise impart desired properties on parts made of steel, copper and various alloys and other metals. A variety of brazing services to join metallic objects together is also provided.

     The Company acquired Harbor Metal Treating Co., Inc. (Harbor) in October 1998 and now operates nine heat treating facilities in North Carolina, South Carolina, Tennessee, Georgia, Alabama, Michigan, Indiana and Illinois. The Company maintains a metallurgical laboratory at each facility providing a range of testing capabilities to add value to treated parts and enhance quality control. Consistent quality control is maintained by application of a statistical process control system. Additionally, the Company maintains a fleet of trucks and trailers to provide rapid turnaround time for its customers.

     Due to time and costs associated with transporting materials and customers' need for just-in-time delivery of heat treated products, the commercial heat treating industry has developed as a regional industry concentrated in major industrial areas of the country. In addition, the commercial heat treating industry has realized significant growth in recent years as many companies involved in the manufacture of metal components outsource their heat treating requirements. The Company believes that its heat treating facilities are strategically located to meet the needs of customers from a geographically diverse base of operations and to capitalize on the growing trend in outsourcing of heat treating operations.

     Materials Management Services. The Company operates two materials management facilities that link primary steel producers and end-user manufacturers by integrating the inventory purchasing, receiving, inspection, billing, storage and shipping functions and producing true just-in-time delivery of materials. These facilities receive shipments of steel by rail and truck from steel producers, which retain ownership of the steel until it is delivered to the end-user manufacturer. The Company inspects the steel and stores it in a climate-controlled environment through the use of a specialized stacker crane and racking system. When an order is placed, the Company often delivers the steel to the end-user manufacturer within one hour using Company-owned trucks that have been custom designed to facilitate the loading and unloading process.

     Steel Pickling Joint Venture. The Company is a minority partner in two steel pickling operations in Ohio. After the hot-rolling process, the surface of sheet steel is left with a residue known as scale, which must be removed prior to further processing by a cleaning process known as pickling. This joint venture pickles steel on a toll basis, receiving fees for its pickling services without acquiring ownership of the steel.

     Quality Control

     The Company carefully selects its raw material vendors and uses computerized inspection and analysis to assure that the steel and other metals which it processes will be able to meet the most critical specifications of its customers. The Company uses documented procedures during the production process, along with statistical process control computers linked directly to processing equipment, to monitor that such specifications are met. Physical, chemical and metallographic analyses are performed during the production process to verify that mechanical and dimensional properties, cleanliness, surface characteristics and chemical content are within specification.

     Suppliers and Raw Materials

     Steel and metal processing companies are required to maintain substantial inventories of raw materials in order to accommodate the short lead times and just-in-time delivery requirements of their customers. Accordingly, the Company generally maintains its inventory of raw materials at levels that it believes are sufficient to satisfy the anticipated needs of the customers based upon historic buying practices and market conditions. The primary raw material processed by the Company is flat rolled steel purchased at regular intervals primarily from 18 major North American suppliers and a limited number of foreign steel companies. The Company has no long-term commitments with any of its suppliers.

     Technical Services

     The Company employs a staff of engineers and other technical personnel and maintains fully-equipped, modern laboratories to support its operations. These laboratories enable the Company to verify, analyze and document the physical, chemical, metallurgical and mechanical properties of its raw materials and products.
     Technical service personnel also work in conjunction with the sales force to determine the types of steel required for the particular needs of the Company's customers.

     Sales and Marketing

     The Company's products and services are sold primarily by Company sales personnel located throughout the United States and Mexico. This marketing staff is supported by a vice president of sales for each of the Company's principal product lines.

     Customers and Distribution

     The Company has approximately 9,000 customers located throughout the United States, Canada and Mexico principally in the automotive, automotive supply, appliance, building and construction, machinery and steel industries. Major customers include automobile manufacturers and suppliers, building and construction product distributors, and commercial and residential contractors. No customer of the Company represented 10% or more of the Company's net sales for 1996, 1997 or 1998.

     The Company manufactures its products exclusively to customer order rather than for inventory, except for building and construction products. Although the Company negotiates annual sales orders with a majority of its customers, these orders are subject to customer confirmation as to product amounts and delivery dates.

     Competition

     The steel processing market is highly competitive. The Company competes with a small number of other steel processors, some of which also focus on fully processed, high value-added steel products. The Company competes on the basis of the precision and range of achievable tolerances, quality, price and the ability to meet delivery schedules dictated by customers.

     The Company also competes with a small number of other steel strapping manufacturers on the basis of quality, price, product variety and the ability to meet delivery schedules dictated by customers.

     The Company competes with numerous suppliers of building and construction products in its market on the basis of quality, price and delivery.

     The Company competes with a small number of suppliers of heat treating services in its market areas on the basis of quality, price, and delivery.

     Employees

     At December 31, 1998, the Company employed approximately 2,700 people, of which approximately 200 are represented by collective bargaining agreements.

     Backlog

     Because of the nature of the Company's products and the short lead time order cycle, backlog is not a significant factor in the Company's business. The Company believes that substantially all of its backlog of firm orders existing on December 31, 1998 will be shipped prior to the end of 1999.

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

     Item 2. Description of Properties

     The Company maintains its corporate headquarters in Buffalo, New York and conducts its business operations in facilities located throughout the United States.

     The Company believes that its primary existing facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to
     accommodate its capacity needs through 1999.
                                                          Square     Owned or
     Location               Utilization                   Footage      Leased
     Buffalo, New York      Headquarters                  23,000       Leased
     Buffalo, New York      Precision metals processing;
                            warehouse                    207,000        Owned
     Cheektowaga, New York  Cold-rolled strip steel
                            processing and strapping
                            products                     148,000        Owned
     Tonawanda, New York    Cold-rolled strip steel
                            and precision metals
                            processing                   128,000        Owned
     Lackawanna, New York   Materials management facility 65,000        Leased
     Dearborn, Michigan     Strapping tool products        3,000        Owned
     Woodhaven, Michigan    Materials management facility 100,000       Owned
     Franklin Park, Illinois Coated sheet steel and
                             precision metals processing  99,000       Owned
     Birmingham, Alabama    Coated sheet steel and
                            precision metals processing   97,900       Leased
     Cleveland, Ohio        Cold-rolled strip steel
                            processing                   259,000       Owned
     Chattanooga, Tennessee Steel processing              65,000       Owned
     Brownsville, Texas     Distribution warehouse        15,000       Leased
     Troy, Michigan         Sales office                     800       Leased
     Fountain Inn,
      S. Carolina           Heat treating services        77,400       Leased
     Reidsville,
      N. Carolina           Heat treating services        53,500       Leased
     Morristown, Tennessee  Heat treating services        24,200       Owned
     Conyers, Georgia       Heat treating services        18,700       Leased
     Athens, Alabama        Heat treating services        20,000       Leased
     Charlotte, N. Carolina Administrative office          3,400       Leased
     Benton Harbor,
      Michigan              Administration office
                            and heat treating services    56,700       Owned
     Benton Harbor,
      Michigan              Warehouse                     25,000       Leased
     South Bend, Indiana    Heat treating services        33,900       Owned
     Rockford Illinois      Heat treating services        15,600       Owned
     Rockford, Illinois     Heat treating services        54,400       Owned
     Jacksonville, Florida  Administrative office and
                            construction products
                            manufacturing                261,400       Leased
     Miami, Florida         Construction products
                            manufacturing                 77,000       Leased
     Tampa, Florida         Construction products
                            manufacturing                 50,000       Leased
     Nashville, Tennessee   Construction products
                            manufacturing                 52,500       Leased
     San Antonio, Texas     Construction products
                            manufacturing                 70,000       Leased
     Houston, Texas         Construction products
                            manufacturing                 48,200       Leased
     Vidalia, Georgia       Construction products
                            manufacturing                 34,000       Leased
     Taylorsville,
      Mississippi           Construction products
                             manufacturing                53,600       Owned
     Taylorsville,
      Mississippi           Construction products
                             manufacturing               238,700       Owned

     Enterprise, Mississippi Construction products
                             manufacturing               194,300       Owned
     Appleton, Wisconsin    Construction products
                            manufacturing                100,300       Owned
     Appleton, Wisconsin    Construction products
                            manufacturing                 42,600       Owned
     Joplin, Missouri       Construction products
                            manufacturing                 45,400       Owned
     Montogomery, Minnesota Administrative office and
                            construction products
                            manufacturing                115,600       Owned
     Montogomery, Minnesota Construction products
                            manufacturing                 22,000       Leased
     LeCenter, Minnesota    Construction products
                            manufacturing                 15,000       Leased
     Livermore, California  Construction products
                            manufacturing                103,500       Leased
     North Wilkesboro,
      N.Carolina            Warehouse                     23,500       Leased
     Hainesport, New Jersey Warehouse                     10,800       Leased



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

                                PART II

     Item 5. Market for Common Equity and Related Stockholder Matters

     As of December 31, 1998, there were 140 shareholders of record of the Company's common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

     The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System - National Market System ("Nasdaq"). Its trading symbol is "ROCK". The following table sets forth the high and low sales prices per share for the Company's common stock for each quarter of 1998 and 1997:

            1998                         High            Low
            Fourth Quarter             $ 22 7/8        $15
            Third Quarter                23             14 3/8
            Second Quarter               25 1/4         20 1/2
            First Quarter                25 3/4         18 1/2

            1997
            Fourth Quarter            $  25 1/2        $17 3/4
            Third Quarter                28             20 3/4
            Second Quarter               25 1/2         18 7/8
            First Quarter                26 3/4         18 1/4

     The Company has never paid cash dividends on its common stock as it has been the Company's policy to invest earnings in the future development and growth of the Company.

 Item 6.  Selected Financial Data
         (in thousands, except per share data)

                                          Year Ended December 31,
                              1998       1997       1996      1995      1994

 Net Sales                $ 557,944  $ 449,700  $ 342,974 $ 282,833 $ 200,142
 Income from operations      44,455     32,603     30,617    20,368    16,179
 Interest expense            11,389      5,115      3,827     3,984     1,374
 Income before income
    taxes                    33,066     27,488     26,790    16,384    14,805
 Income taxes                13,226     11,072     10,815     6,662     5,996
 Net income                  19,840     16,416     15,975     9,722     8,809


 Net income per share-
    Basic                 $    1.59  $    1.33  $    1.42 $     .96 $     .87
 Weighted average shares
    outstanding-Basic        12,456     12,357     11,261    10,164    10,163

 Net income per share-
    Diluted               $    1.57  $    1.30  $    1.39 $     .95 $     .86
 Weighted average shares
    outstanding- Diluted     12,651     12,591     11,464     10,213   10,200



 Current assets           $ 175,834  $ 130,746  $ 109,526 $   86,995 $  70,552
 Current liabilities         51,598     43,101     40,853     29,480    22,028
 Total assets               438,435    281,336    222,507    167,423   126,380
 Total debt                 200,746     83,024     49,841     59,054    38,658
 Shareholders' equity       160,308    140,044    121,744     70,244    60,396

 Capital expenditures     $  22,062  $  21,784  $  15,477 $   14,504 $  16,171
 Depreciation and
    amortization             13,333      8,478      6,246      4,538     3,445

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Year Ended 1998 Compared to Year Ended 1997

     Net sales increased $108.2 million, or 24%, to a record $557.9 million in 1998 from $449.7 million in 1997. This increase primarily resulted from including the net sales of Solar (acquired March 1, 1998), Appleton (acquired April 1, 1998), USP (acquired June 1, 1998) and Harbor (acquired October 1, 1998) (collectively, the 1998 acquisitions) from their respective acquisition dates with the net sales of the Company's existing operations, and from sales growth at existing operations.

     Cost of sales increased $80.9 million, or 22%, to $456.4 million in 1998 from $375.5 million in 1997. Cost of sales as a percentage of net sales decreased to 81.8% in 1998 from 83.5% in 1997. This improvement was due to the 1998 acquisitions, which have historically generated higher margins than the Company's existing operations, and due to lower raw material costs at existing operations.

     Selling, general and administrative expenses increased $15.5 million, or 37%, to $57.0 million in 1998 from $41.6 million in 1997. Selling, general and administrative expenses as a percentage of net sales increased to 10.2% in 1998 from 9.2% in 1997. This increase was primarily due to higher costs as a percentage of net sales due to acquisitions and performance based compensation linked to the Company's sales and profitability.

     Interest expense increased by $6.3 million from 1997 to 1998 primarily due to higher average borrowings during 1998 as a result of current year acquisitions and capital expenditures, partially offset by a decrease in interest rates in the fourth quarter of 1998.

     As a result of the above, income before taxes increased by $5.6 million, or 20%, to a record $33.1 million in 1998 from $27.5 million in 1997.

     Income taxes approximated $13.2 million in 1998, based on a 40.0% effective rate compared with a 40.3% effective rate in 1997.


     Year Ended 1997 Compared to Year Ended 1996

     Net sales increased by $106.7 million, or 31%, to $449.7 million in 1997 from $343.0 million in 1996. This increase primarily resulted from the inclusion of net sales of SEMCO (acquired January 1997) and sales growth at existing operations.

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

     As a result of the above, income before taxes increased by $.7 million, or 3%, to $27.5 million in 1997 from $26.8 million in 1996.

     Income taxes approximated $11.1 million in 1997, an effective rate of 40.3% in comparison with 40.4% in 1996.


     Liquidity and Capital Resources

     During 1998, the Company increased its working capital by $36.6 million to $124.2 million as a result of the addition of working capital from the 1998 acquisitions and due to working capital increases at the Company's existing operations. As a result, the Company's current ratio improved to 3.4 to 1 at December 31, 1998 from 3.0 to 1 at December 31, 1997. Long-term debt increased by $117.6 million to $199.4 million and to 55% of total capitalization at December 31, 1998. Additionally, shareholders' equity increased by 14% to $160.3 million.

     The Company's principal capital requirements are to fund its operations, including working capital requirements, the purchase and funding of improvements to its property and equipment, and to fund acquisitions.

     The Company's primary sources of liquidity are from cash provided by operating activities and the Company's revolving credit facility. Net cash provided by operations of $13.3 million resulted primarily from net income of $19.8 million and depreciation and amortization of $13.3 million, offset by increases in accounts receivable and inventories of $11.7 million, necessary to service increased sales levels, and the decrease in accounts payable and accrued expenses of $7.6 million.

     During 1998, the Company amended its revolving credit agreement with its bank group to increase the capacity of its revolver to $240 million and secure borrowings thereunder with its accounts receivable, inventories and property. At December 31, 1998, the Company had five interest rate swap agreements outstanding which effectively converted $75 million of borrowings under the revolving credit agreement to fixed rates ranging from 6.60% to 7.31% and which terminate at different dates beginning in November 2000. The Company accounts for interest rate swap agreements on an accrual basis. Additional borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 6.71% at December 31, 1998.

     Net cash provided by operations of $13.3 million combined with net proceeds from long-term debt of $107.3 million and $.6 million of cash on hand were primarily used for the acquisition of Solar, Appleton, USP and Harbor, and for capital expenditures.

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

     The Company is conducting a detailed assessment of all of its information technology and non-information technology hardware and software with regard to Year 2000 issues.
     The Company's plan to ensure that its systems are Year 2000 ready is comprised of: cataloging all processes and systems which may have a date-related component and identifying those which are not Year 2000 ready; correcting or replacing those systems which are not Year 2000 ready; and testing the corrected or replaced processes and systems to insure that they will, in fact, operate as desired according to Year 2000 requirements. The Company is in various stages of its Year 2000 readiness process at each of its facilities and expects to complete testing of the corrected or replaced systems and be fully Year 2000 ready by July 1999. In addition, the Company is working with its major customers and major vendors, including raw material suppliers and utility companies, to assess their internal state of Year 2000 readiness. These customer and vendor responses are evaluated for any possible risk to, or effect on, the Company's operations and are incorporated into its own detailed Year 2000 readiness assessment.

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

     Based upon the results of Year 2000 readiness efforts underway, the Company believes that all critical information and non-information technology systems and processes will be Year 2000 ready and allow the Company to continue operations beyond the Year 2000 without a material impact on its results of operations or financial position. However, unanticipated problems which may be identified in the ongoing Year 2000 readiness process could result in an undetermined financial risk. Contingency plans to counter these unanticipated problems will be developed as part of the ongoing Year 2000 readiness process.


     Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS No. 133) which requires recognition of the fair value of derivatives in the statement of financial position, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the hedging nature of the derivative. Implementation of FAS No. 133 is required for fiscal 2000. FAS No. 133 will not have a material impact on the Company's earnings or other comprehensive income.

                         Safe Harbor Statement

     The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements by the Company, other than historical information, constitute "forward looking statements" within the meaning of the Act and may be subject to a number of risk factors. Factors that could affect these statements include, but are not limited to, the following: the impact of changing steel prices on the Company's results of operations; changing demand for the company's products and services; the impact of the Year 2000 issue; and changes in interest or tax rates.

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

     The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. As part of their audit of the Company's 1998 financial statements, PricewaterhouseCoopers LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

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








     Brian J. Lipke
     Chairman of the Board
     and Chief Executive Officer





     Walter T. Erazmus
     Executive Vice President
     and Chief Financial Officer

     Item 8. Financial Statements and Supplementary Data           Page Number

     Index to Financial Statements:

        Financial Statements:

            Report of Independent Accountants                              20

            Consolidated Balance Sheet at December 31, 1998 and 1997       21

            Consolidated Statement of Income for the three years
            ended December 31, 1998                                        22

            Consolidated Statement of Cash Flows for the three
            years ended December 31, 1998                                  23

            Consolidated Statement of Shareholders' Equity for
            the three years ended December 31, 1998                        24

            Notes to Consolidated Financial Statements                     25

     Supplementary Data:

        Quarterly Unaudited Financial Data                                 35

                   Report of Independent Accountants



     To the Board of Directors and
     Shareholders of Gibraltar Steel Corporation


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gibraltar Steel Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




     PricewaterhouseCoopers LLP
     Buffalo, New York
     January 21, 1999

                         GIBRALTAR STEEL CORPORATION
                         CONSOLIDATED BALANCE SHEET
               (in thousands, except share and per share data)


                                                    December 31,
                                                 1998          1997

   ASSETS

   Current assets:
        Cash and cash equivalents            $   1,877     $   2,437
        Accounts receivable                     71,070        49,151
        Inventories                             99,351        76,701
        Other current assets                     3,536         2,457
             Total current assets              175,834       130,746

   Property, plant and equipment, net          176,221       115,402
   Other assets                                 86,380        35,188
                                             $ 438,435     $ 281,336


   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
        Accounts payable                     $  38,601     $  38,233
        Accrued expenses                        11,646         3,644
        Current maturities of long-term debt     1,351         1,224
             Total current liabilities          51,598        43,101

   Long-term debt                              199,395        81,800
   Deferred income taxes                        25,289        15,094
   Other non-current liabilities                 1,845         1,297
   Shareholders' equity
        Preferred shares, $.01 par
        value; authorized:
        10,000,000 shares; none
        outstanding                                  -             -
        Common shares, $.01 par
        value; authorized:
        50,000,000 shares; issued
        and outstanding:
        12,484,418 shares in 1998
        and 12,409,619 in 1997                     125           124
        Additional paid-in capital              66,613        66,190
        Retained earnings                       93,570        73,730
             Total shareholders' equity        160,308       140,044
                                             $ 438,435     $ 281,336

   The accompanying notes are an integral part of these financial statements.

                          GIBRALTAR STEEL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                     (in thousands, except per share data)

                                           Year Ended December 31,
                                        1998        1997        1996

  Net sales                         $ 557,944   $ 449,700   $  342,974

  Cost of sales                       456,449     375,537      281,717

       Gross profit                   101,495      74,163       61,257

  Selling, general and                 57,040      41,560       30,640
  administrative expense

       Income from operations          44,455      32,603       30,617

  Interest expense                     11,389       5,115        3,827

       Income before taxes             33,066      27,488       26,790

  Provision for income taxes           13,226      11,072       10,815

       Net income                   $  19,840   $  16,416   $   15,975


  Net income per share - Basic      $    1.59   $    1.33   $     1.42


  Weighted average shares              12,456      12,357       11,261
  outstanding - Basic


  Net income per share - Diluted    $    1.57   $    1.30   $     1.39


  Weighted average shares              12,651      12,591       11,464
  outstanding - Diluted








   The accompanying notes are an integral part of these financial statements.

                      GIBRALTAR STEEL CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                          (in thousands)

                                              Year Ended December 31,
                                             1998        1997       1996

  CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                             $   19,840  $  16,416  $  15,975
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
       Depreciation and amortization         13,333      8,478      6,246
       Provision for deferred
          income taxes                        1,693      2,227        774
       Undistributed equity
          investment income                    (284)      (444)      (528)
       Other noncash adjustments                304        239        184
       Increase (decrease) in cash
          resulting from changes in
          (net of effects from
          acquisitions):
          Accounts receivable                (5,363)      (176)    (1,225)
          Inventories                        (6,309)     1,607    (17,077)
          Other current assets               (1,430)      (726)       411
          Accounts payable and
          accrued expenses                   (7,572)    (2,597)     9,275
          Other assets                         (899)      (289)      (244)
       Net cash provided by
       operating activities                  13,313     24,735     13,791


  CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisitions, net of cash acquired        (99,415)   (26,475)   (23,715)
  Investments in property, plant
       and equipment                        (22,062)   (21,784)   (15,477)
  Net proceeds from sale of
       property and equipment                   187      1,050        771
       Net cash used in investing
       activities                          (121,290)   (47,209)   (38,421)

  CASH FLOWS FROM FINANCING ACTIVITIES

  Long-term debt reduction                  (61,508)   (79,962)   (78,195)
  Proceeds from long-term debt              168,825     98,417     68,906
  Net proceeds from issuance of
       common stock                             100        911     35,341
       Net cash provided by
       financing activities                 107,417     19,366     26,052

  Net (decrease) increase in cash
       and cash equivalents                    (560)    (3,108)     1,422
  Cash and cash equivalents at
       beginning of year                      2,437      5,545      4,123

  Cash and cash equivalents at end
       of year                           $    1,877  $   2,437  $   5,545


   The accompanying notes are an integral part of these financial statements.

                           GIBRALTAR STEEL CORPORATION
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                   Additional
                                 Common Shares      Paid-in    Retained
                               Shares    Amount     Capital    Earnings

Balance at December 31, 1995   10,174   $   102   $  28,803   $  41,339

      Net income                    -         -           -      15,975
      Public offering           2,050        20      34,370           -
      Stock options exercised      87         1         950           -
      Profit sharing plan
         contribution              11         -         184           -

Balance at December 31, 1996   12,322       123      64,307      57,314

      Net income                    -         -           -      16,416
      Stock options exercised
         and related tax
         benefit                   73         1       1,562           -
      Stock awards                  4         -          82           -
      Profit sharing plan
         contribution              11         -         239           -

Balance at December 31, 1997   12,410       124      66,190      73,730

      Net income                    -         -           -      19,840
      Stock options exercised
         and related tax
         benefit                    8         -         119           -
      Restricted stock granted     55         1           -           -
      Earned portion of
         restricted stock           -         -          87           -
      Profit sharing plan
         contribution              11         -         217           -

Balance at December 31, 1998   12,484   $   125   $  66,613   $  93,570







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


       Property, Plant and Equipment

       Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Accelerated methods are used for income tax purposes. Interest is capitalized in connection with construction of qualified assets. Under this policy, interest of $404,000, $963,000 and $522,000 was capitalized in 1998, 1997 and 1996, respectively.


       Other Assets

       Goodwill is amortized over 35 years. Amortization expense was $1,949,000, $880,000 and $557,000 in 1998, 1997, and
       1996, respectively.

       Shareholders' Equity

       In both July 1998 and 1997, the Company issued 11,000 of its common shares as a contribution to one of its profit sharing plans.

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

      2.  ACQUISITIONS

      On October 1, 1998, the Company purchased all the outstanding capital stock of Harbor Metal Treating Co., Inc. and its affiliates (Harbor) for $13.5 million in cash. Harbor provides metallurgical heat treating services in which customer-owned parts are exposed to precise temperature and other conditions to improve their material properties, strength and durability.

      On June 1, 1998, the Company purchased all the outstanding common stock of United Steel Products
      Company (USP) for approximately $24 million in cash.
      USP designs and manufacturers steel lumber connector products for the building construction market.

      On April 1, 1998, the Company purchased the assets and business of Appleton Supply Co., Inc. (Appleton) for approximately $28 million in cash. Appleton manufactures louvers, roof edging, soffitts and other metal building products.

      On March 1, 1998, the Company purchased the assets and business of The Solar Group (Solar) for approximately $35 million in cash. Solar manufactures a line of construction products as well as a complete line of mailboxes, manufactured primarily with galvanized steel.

      On January 31, 1997, the Company purchased all of the outstanding capital stock of Southeastern Metals Manufacturing Company, Inc. (SEMCO) for approximately $25 million in cash. SEMCO manufactures a wide array of metal products for the residential and commercial construction markets.

      These acquisitions have been accounted for under the purchase method. Results of operations of Harbor, USP, Appleton, Solar and SEMCO have been consolidated with the Company's results of operations from the respective acquisition dates. The aggregate excess of the purchase prices of these acquisitions over the fair market values of the net assets of the acquired companies is being amortized over 35 years from the acquisition dates using the straight-line method.

      The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 1997. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 1997 and are not necessarily indicative of future results of the combined companies.



      (in thousands, except per share data)
                                              Year Ended December 31,
                                                1998      1997
                                                    (unaudited)

      Net sales                            $ 596,437    $580,447
                                              ======      ======
      Income before taxes                  $  34,309    $ 29,242
                                              ======      ======
      Net income                           $  20,495    $ 17,260
                                              ======      ======
      Net income per share - Basic         $    1.65    $   1.40
                                              ======      ======


       3.  ACCOUNTS RECEIVABLE

       Accounts receivable are expected to be collected within one year and are net of reserves for doubtful accounts of $1,230,000 and $990,000 at December 31, 1998 and 1997,
       respectively.



       4.  INVENTORIES

       Inventories at December 31 consist of the following:

                                                   (in thousands)
                                                   1998        1997

       Raw material                            $ 60,665    $ 51,804
       Finished goods and work-in-process        38,686      24,897

            Total inventories                  $ 99,351    $ 76,701
                                                 ======      ======

       5.  PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, at cost less accumulated depreciation, at December 31 consists of the following:

                                                   (in thousands)
                                                    1998       1997

       Land and land improvements              $    5,290  $    2,984
       Building and improvements                   48,506      32,420
       Machinery and equipment                    160,633      99,737
       Construction in progress                     8,730      16,503
                                                  223,159     151,644

       Less accumulated depreciation
          and amortization                         46,938      36,242

          Property, plant and equipment, net   $  176,221  $  115,402
                                                   ======      ======

       6.  OTHER ASSETS

       Other assets at December 31 consist of the following:

                                                   (in thousands)
                                                    1998       1997


       Goodwill, net                          $ 79,971     $  30,275
       Equity interest in partnership            4,020         3,736
       Other                                     2,389         1,177

            Total other assets                $ 86,380     $  35,188
                                                ======        ======

       The Company's 26% partnership interest is accounted for using the equity method of accounting. The partnership provides a steel cleaning process called pickling to steel mills and steel processors, including the Company.

       7.  DEBT

       Long-term debt at December 31 consists of the following:

                                                   (in thousands)
                                                  1998       1997

       Revolving credit notes payable           $196,047   $ 77,400

       Industrial Development Revenue Bond         3,905      5,048

       Other debt                                    794        576
                                                 200,746     83,024
       Less current maturities                     1,351      1,224

            Total long-term debt                $199,395   $ 81,800
                                                  ======     ======

       In October 1998, the Company amended its debt agreement increasing its revolving credit facility to $240,000,000. The facility is secured by the Company's accounts receivable, inventories, property and equipment and is committed through April 2003. This facility has various interest rate options which are no greater than the bank's prime rate. In addition, the Company may enter into interest rate exchange agreements (swaps) to manage interest costs and exposure to changing interest rates. At December 31, 1998 the Company had five interest rate swap agreements outstanding which effectively converted $75,000,000 of floating rate debt to fixed rates ranging from 6.60% to 7.31% and which terminate at different dates beginning November 2000. At December 31, 1998, additional borrowings consisted of $121,047,000 with an interest rate of LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 6.71% at December 31, 1998.

       In addition, the Company has an Industrial Development Revenue Bond payable in equal installments through May 2002, with an interest rate of LIBOR plus a fixed rate (6.67% at December 31, 1998), which financed the cost of its Tennessee expansion under a capital lease agreement. The cost of the facility and equipment equal the amount of the bond and includes accumulated amortization of $1,321,000. The agreement provides for the purchase of the facility and equipment at any time during the term of the lease at scheduled amounts or at the end of the lease for a nominal amount.

       The aggregate maturities on long-term debt including lease purchase obligations for the five years following December 31, 1998 are as follows: 1999, $1,351,000; 2000, $1,203,000;
       2001, $1,209,000; 2002, $825,000 and 2003, $196,102,000.

       The Company had no amounts outstanding under short-term borrowing for the years ended December 31, 1998 and 1997.

       The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.

       Total cash paid for interest in the years ended December 31, 1998, 1997 and 1996 was $11,257,000, $6,155,000 and
       $4,701,000, respectively.


       8.  LEASES

       The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996 was $3,554,000, $3,771,000 and $2,358,000, respectively. Future minimum lease payments under these operating leases are $2,899,000, $2,446,000, $2,159,000, $1,916,000 and
       $1,817,000 for the years 1999, 2000, 2001, 2002 and 2003,
       respectively, and $4,979,000 thereafter through 2038.


       9.  EMPLOYEE RETIREMENT PLANS

       During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132
       Employers' Disclosures about Pensions and other Post-
       Retirement Benefits (FAS No. 132). Adoption of FAS No. 132 did not effect the Company's results of operations or financial position.

       Non-union employees participate in various profit sharing plans. Contributions to these plans are funded annually and are based on a percentage of pretax income or amounts determined by the Board of Directors.

       Certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

       A supplemental pension plan provides defined pension benefits to certain salaried employees upon retirement. Net unfunded periodic pension costs of $166,000 and $154,000 were accrued under this plan in 1998 and 1997, respectively, and consisted primarily of service cost using a discount rate of 6.5% and 7.0%, respectively.

       Total expense for all retirement plans was $1,774,000, $1,258,000 and $1,066,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


       10.  OTHER POST-RETIREMENT BENEFITS

       Certain subsidiaries of the Company provide health and life insurance to substantially all of their employees and to a number of retirees and their spouses. The net periodic post-retirement benefit cost charged to expense consisting of service cost, interest cost and amortization of transition obligations was $255,000, $223,000 and $237,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

       The approximate unfunded accumulated post-retirement benefit obligation at December 31, consists of the following:

                                                    (in thousands)
                                                   1998        1997

       Retirees                                 $    474   $    482
       Other fully eligible participants             341        308
       Other active participants                   1,290      1,018

                                                 $ 2,105    $ 1,808
                                                   =====      =====

       The accumulated post-retirement benefit obligation was determined using a weighted average discount rate of 6.5% in 1998 and 7.0% in 1997. The medical inflation rate was assumed to be 7% in 1998, with a gradual reduction to 5% over two years. The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated post-retirement benefit obligation at December 31, 1998 by approximately $371,000 and increase or decrease the annual service and interest costs by approximately $39,000.

       One of the Company's subsidiaries also provides post-retirement health care benefits to its unionized employees through contributions to a multi-employer health care plan.


       11.  INCOME TAXES

       The provision for income taxes consists of the following:
                                           (in thousands)
                                     1998        1997        1996

       Current tax expense
            Federal              $     9,749  $   7,514   $  8,774
            State                      1,784      1,331      1,267
            Total current             11,533      8,845     10,041

       Deferred tax expense
            Federal                    1,628      2,036        670
            State                         65        191        104
            Total deferred             1,693      2,227        774

            Total provision      $    13,226  $  11,072   $ 10,815
                                       =====      =====      =====

       Deferred tax liabilities (assets) at December 31, consist of the following:

                                                 (in thousands)
                                                1998         1997

       Depreciation                         $ 25,088     $ 14,129
       Inventory method change                 1,344        1,588
       Other                                   2,011        1,371
       Gross deferred tax liabilities         28,443       17,088

       State taxes                            (1,062)        (656)
       Other                                  (3,849)      (2,074)
       Gross deferred tax assets              (4,911)      (2,730)

            Net deferred tax liabilities    $ 23,532     $ 14,358
                                               =====        =====

       The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S.
       statutory federal income tax rate to income before taxes as a result of the following differences:

                                             (in thousands)
                                        1998        1997         1996

       Statutory U.S. tax rates      $ 11,573     $  9,621    $  9,376
       Increase in rates resulting
       from:
          State and local taxes, net    1,202          989         891
          Other                           451          462         548

                                      $13,226      $11,072     $10,815
                                        =====        =====       =====

       Total cash paid for income taxes in the years ended December 31, 1998, 1997 and 1996 was $9,180,000, $9,100,000 and
       $9,639,000, respectively.

       12.  EARNINGS PER SHARE

       Statement of Financial Accounting Standards No. 128 Earnings Per Share requires dual presentation of basic and diluted earnings per share on the face of the income statement. The reconciliation between the computations is as follows:

                             Basic                   Diluted      Diluted
              Income         Shares    Basic EPS     Shares       EPS

       1998   $19,840,000  12,455,554   $1.59      12,651,119     $1.57
       1997   $16,416,000  12,357,186   $1.33      12,591,019     $1.30
       1996   $15,975,000  11,260,956   $1.42      11,463,508     $1.39

       Included in diluted shares are common stock equivalents of 195,565, 233,833, and 202,552 relating to options for the years ended December 31, 1998, 1997 and 1996, respectively.


       13.  STOCK OPTIONS

       The Company may grant non-qualified stock options to officers, employees, non-employee directors and advisers at an exercise price equal to 100% of market price, and incentive stock options to officers and other key employees at an exercise price not less than 100% of market price, up to an aggregate of 400,000 and 850,000 shares, respectively. The options may be exercised in cumulative annual increments of 25% commencing one year from the date of grant and expire ten years from the date of grant.

       The following table summarizes the option plans' activity for the years ended December 31:

                     Options   Weighted Average    Options    Weighted Average
                   Outstanding   Exercise Price  Exercisable   Exercise Price

  Balance at
  January 1, 1996      470,000       $10.78         171,875         $10.85
     Granted           173,750        16.75
     Exercised         (87,500)       10.87

  Balance at
  December 31, 1996    556,250       $12.63         201,875         $10.80
     Granted           220,450        21.75
     Exercised         (72,219)       11.49
     Forfeited         (11,250)       10.75

  Balance at
  December 31, 1997    693,231       $15.68         282,781         $11.55
     Granted           336,650        17.36
     Exercised          (8,749)       11.12
     Forfeited         (24,502)       17.48

  Balance at
  December 31, 1998    996,630       $16.24         406,993         $13.30
                        ======

       The Company realized tax benefits of $20,000 and $733,000 in the years ended December 31, 1998 and 1997, respectively, associated with the exercise of certain stock options which have been credited to paid in capital.

       Options outstanding at December 31, 1998 consisted of:

  Range of                   Weighted Average
  Exercise          Options     Remaining       Weighted Average   Options    Weighted Average
  Price           Outstanding Contractual Life   Exercise Price   Exercisable    Exercise Price

  $10 - $11          297,001       5.3 years       $10.79          280,439    $10.77
  $15.63 - $22.50    699,629       8.8 years       $18.56          126,554    $18.88
                     996,630       7.8 years       $16.24          406,993    $13.30
                      ======                                        ======

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS No. 123). Accordingly, no compensation cost has been recognized for the option plans as stock options granted under these plans have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of FAS No. 123, the pro forma effect on the years ended December 31, 1998 and 1997 is as follows:

                       As Reported      Pro Forma     As Reported    Pro forma
                          1998            1998            1997          1997

       Net Income      $19,840,000     $18,976,000     $16,416,000  $16,108,000
       Net Income per
          Share-Basic        $1.59           $1.52           $1.33        $1.30

       The Black-Scholes option-pricing model was used to estimate the fair value of the options granted on the date of grant. The fair values and assumptions used in the model, assuming no dividends, are as follows:


                            Expected                      Risk-Free
            Fair Value        Life       Volatility     Interest Rate

 1998 Grant    $7.71        5 years         43.7%            4.4%
 1997 Grant    $9.77        5 years         40.2%            6.1%
 1996 Grant    $7.44        5 years         38.1%            6.6%
 1995 Grant    $4.56        5 years         36.2%            5.7%

       The Company also has a Restricted Stock Plan reserved for issuance of 100,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. In 1997, 4,000 shares were awarded to non-employee directors under this plan and in 1998, 55,000 shares were awarded to employees.


       14.  COMMITMENTS AND CONTINGENCIES

       The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which is not clearly determinable at the present time, would significantly affect the Company's financial condition or results of operations.

                  QUARTERLY UNAUDITED FINANCIAL DATA
                 (in thousands, except per share data)


1998 Quarter Ended   March 31    June 30     Sept. 30    Dec. 31     Total

Net Sales            $116,383    $144,882    $152,628    $144,051    $557,944

Gross Profit           20,160      26,893      27,691      26,751     101,495

Income From
   Operations           8,474      12,330      11,914      11,737      44,455

Net Income              4,121       5,751       5,146       4,822      19,840

Net Income Per
   Share-Basic       $    .33    $    .46    $    .41    $    .39    $   1.59

Net Income Per
   Share-Diluted     $    .33    $    .45    $    .41    $    .38    $   1.57



1997 Quarter Ended   March 31    June 30     Sept. 30    Dec. 31     Total

Net Sales            $108,277    $119,213    $114,249    $107,961    $449,700

Gross Profit           18,698      19,917      18,147      17,401      74,163

Income From
   Operations           8,622       9,341       7,622       7,018      32,603

Net Income              4,446       4,697       3,787       3,486      16,416

Net Income Per
   Share-Basic      $     .36    $    .38    $    .31    $    .28    $   1.33

Net Income Per
   Share-Diluted    $     .35    $    .37    $    .30    $    .28    $   1.30

     Item 9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure

     None.

                               PART III

     Item 10.  Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers of the Company is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1998 fiscal year.

     Item 11.  Executive Compensation

     Information regarding executive compensation is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1998 fiscal year.

     Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1998 fiscal year.

     Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the company's 1998 fiscal year.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                               Page Number


     (a)    (1)  Financial Statements:

                 Report of Independent Accountants                         20

                 Consolidated Balance Sheet at December 31, 1998 and
                 1997                                                      21

                 Consolidated Statement of Income for the three
                 years ended December 31, 1998                             22

                 Consolidated Statement of Cash Flows for the three
                 years ended December 31, 1998                             23

                 Consolidated Statement of Shareholders' Equity for
                 the three years ended December 31, 1998                   24

                 Notes to Consolidated Financial Statements                25

            (2)  Supplementary Data

                 Quarterly Unaudited Financial Data                        35

            (3)  Exhibits

                 The exhibits to this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 39.


     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the three month period ended December 31, 1998.

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


     /s/ Brian J. Lipke    President, Chief Executive Officer  February 3, 1999
     Brian J. Lipke        and Chairman of the Board
                           (principal executive officer)

     /s/ Walter T. Erazmus Treasurer and                      February  3, 1999
     Walter T. Erazmus     Chief Financial Officer
                           (principal financial and accounting officer)


     /s/ Neil E. Lipke       Director                         February  3, 1999
     Neil E. Lipke


     /s/ Gerald S. Lippes    Director                         February  3, 1999
     Gerald S. Lippes


     /s/ Arthur A. Russ, Jr. Director                         February  3, 1999
     Arthur A. Russ, Jr.


     /s/ David N. Campbell   Director                         February  3, 1999
     David N. Campbell


     /s/ William P. Montague Director                         February  3, 1999
     William P. Montague

                              Exhibit Index


     Exhibit                                                      Sequentially
     Number                 Exhibit                              Numbered Page

     3.1 Certificate of Incorporation of Registrant (incorporated by reference to the same exhibit number to the Company's Registration Statement on Form S-1 (Registration
               No. 33-69304))

     3.2 Amended and Restated By-Laws of the Registrant effective August 11, 1998 (incorporated by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

     4.1 Specimen Common Share Certificate (incorporated by reference to the same exhibit number to the Company's Registration Statement on Form S-1 (Registration
               No. 33-69304))

     10.1 Partnership Agreement of Samuel Pickling Management Company dated June 1, 1988 between Cleveland Pickling, Inc. and
               Samuel Manu-Tech, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

     10.2 Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co. and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

     10.3 Lease dated September 1, 1990 between Erie County Industrial Development Agency and Integrated Technologies International, Ltd. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1(Registration No. 33-69304))

     10.4      Lease dated June 4, 1993 between Buffalo Crushed
               Stone, Inc. and Gibraltar Steel Corporation
               (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

     10.5* Employment Agreement dated as of July 9, 1998 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1998)

     Exhibit                                                     Sequentially
     Number                 Exhibit                              Numbered Page


     10.6 Gibraltar Steel Corporation Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1(Registration No. 33-69304))

     10.7 Agreement dated June 29, 1992 for Adoption by Gibraltar Steel Corporation of Chase Lincoln
               First Bank, N.A. (now Chase Manhattan
               Bank, N.A.) Non-Standardized Prototype 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1(Registration No. 33-69304))

     10.8*     Gibraltar Steel Corporation Incentive Stock Option
               Plan (incorporated by reference to Exhibit 10.18
               to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

     10.9*     Gibraltar Steel Corporation Incentive Stock Option
               Plan, Second Amendment and Restatement
               (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

     10.10*    Gibraltar Steel Corporation Incentive Stock Option
               Plan, Third Amendment and Restatement
               (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.11*    Gibraltar Steel Corporation Restricted Stock Plan
               (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

     10.12*    Gibraltar Steel Corporation Restricted Stock Plan,
               First Amendment and Restatement (incorporated by reference to Exhibit 10.13 to the Company's
               Annual Report on Form 10-K for the year
               ended December 31, 1997)

     10.13*    Gibraltar Steel Corporation Non-Qualified Stock
               Option Plan (incorporated by reference to Exhibit 10.20 to the Company's
               Registration Statement on Form S-1 (Registration
               No. 33-69304))

     10.14* Gibraltar Steel Corporation Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company's
               Registration Statement on Form S-1
               (Registration No. 333-03979))

     10.15* Gibraltar Steel Corporation Profit Sharing Plan dated August 1, 1984, as Amended April 14, 1986 and May 1, 1987 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

     Exhibit                                                      Sequentially
     Number                 Exhibit                              Numbered Page

     10.16* Changed in Control Agreement dated July 9, 1998 between Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

     10.17*    Form of Change in Control Agreement dated July 9,
               1998 between Registrant and each of Neil E. Lipke,
               Eric R. Lipke, Walter T. Erazmus, Joseph A. Rosenecker, Carl P. Spezio and Andrew S. Tsakos (incorporated by reference to Exhibit 10.3 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

     10.18 Credit Agreement dated as of September 15, 1997 among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York, Chase Manhattan Bank, N.A., as Administrative Agent and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     10.19 Bond Purchase Agreement dated June 16, 1994 among the Industrial Development Board of the County of Hamilton, Tennessee, Fleet Bank of New York and Gibraltar Steel of Tennessee (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

     10.20* Gibraltar Steel Corporation 401(k) Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-87034))

     10.21* First Amendment, dated January 20, 1995, to Gibraltar Steel Corporation 40l(k) Plan (incorporated by reference to Exhibit 10.28 to the Company's
               Annual Report on Form 10-K for the year ended
               December 31, 1994)

     10.22 Real Property Lease Agreement dated February 14, 1996 between Blacksmith Leasing and Carolina Commercial
               Heat Treating, Inc. (incorporated by reference to Exhibit
               10.25 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-03979))

     10.23 Real Property Lease Agreement dated February 14, 1996 between Blacksmith Leasing and Carolina Commercial Heat Treating, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-03979))

     Exhibit                                                      Sequentially
     Number                 Exhibit                              Numbered Page



     10.24     Lease dated as of August 12, 1995 between
               John W. Rex and Carolina Commercial Heat
               Treating, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-03979))

     21        Subsidiaries of the Registrant                               43

     27        Financial Data Schedule

               ________________________________


      * Document is a management contract or compensatory plan or arrangement