Form 10-Q
period 1999-03-31
GIBRALTAR STEEL CORP
filed 1999-04-23
CIK 912562

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




            (Mark one)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

                                  OR

            (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ______


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


        As of March 31, 1999, the number of common shares outstanding was: -- 12,514,131.







                                1 of 14

                      GIBRALTAR STEEL CORPORATION

                                 INDEX


                                                                 PAGE NUMBER
        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets
                 March 31, 1999 (unaudited) and
                 December 31, 1998 (audited)                             3

                 Condensed Consolidated Statements of Income
                 Three months ended
                 March 31, 1999 and 1998 (unaudited)                     4

                 Condensed Consolidated Statements of Cash Flows
                 Three months ended March 31, 1999 and 1998
                 (unaudited)                                             5

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                                6 - 8


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         9 - 12


        PART II. OTHER INFORMATION                                      13































                                2 of 14

                    PART I.  FINANCIAL INFORMATION

                     Item 1. Financial Statements

                      GIBRALTAR STEEL CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (in thousands)

                                                     March 31,    December 31,
                                                       1999           1998
                                                    (unaudited)     (audited)
     Assets

     Current assets:
            Cash and cash equivalents               $   5,578     $     1,877
            Accounts receivable                        80,808          71,070
            Inventories                                90,971          99,351
            Other current assets                        3,944           3,536

               Total current assets                   181,301         175,834

     Property, plant and equipment, net               177,575         176,221

     Other assets                                      86,211          86,380

                                                    $ 445,087     $   438,435
                                                     ========        ========

     Liabilities and Shareholders' Equity

     Current liabilities:
            Accounts payable                        $  44,646     $    38,601
            Accrued expenses                           12,708          11,646
            Current maturities of long-term debt        1,333           1,351

               Total current liabilities               58,687          51,598

     Long-term debt                                   193,558         199,395

     Deferred income taxes                             25,849          25,289

     Other non-current liabilities                      1,963           1,845

     Shareholders' equity
            Preferred shares                                -              -
            Common shares                                 125             125
            Additional paid-in capital                 66,984          66,613
            Retained earnings                          97,921          93,570

               Total shareholders' equity             165,030         160,308

                                                    $ 445,087     $   438,435
                                                     ========        ========






            See accompanying notes to financial statements

                                3 of 14

                            GIBRALTAR STEEL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (in thousands, except per share data)



                                                            Three Months Ended
                                                                 March 31,
                                                             1999         1998
                                                                (unaudited)


     Net sales                                            $  143,804 $ 116,383

     Cost of sales                                           115,386    96,223

           Gross profit                                       28,418    20,160

      Selling, general and administrative expense             16,735    11,686

           Income from operations                             11,683     8,474

     Interest expense                                          3,319     1,606

           Income before taxes                                 8,364     6,868

     Provision for income taxes                                3,387     2,747

           Net income                                     $    4,977 $   4,121
                                                           =========   =========

     Net income per share-Basic                           $      .40 $     .33
                                                           =========   =========
     Weighted average shares outstanding-Basic                12,496    12,410
                                                           =========   =========

     Net income per share-Diluted                         $      .39 $     .33
                                                           =========   =========
     Weighted average shares outstanding-Diluted              12,712    12,608
                                                           =========   =========





















                  See accompanying notes to financial statements

                                     4 of 14

                      GIBRALTAR STEEL CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)



                                                         Three Months Ended
                                                               March 31,
                                                           1999         1998
                                                              (unaudited)

     Cash flows from operating activities
     Net income                                      $  4,977    $     4,121
     Adjustments to reconcile net income to
        net cash provided by (used in)
        operating activities:
     Depreciation and amortization                      4,021          2,561
     Provision for deferred income taxes                  731            336
     Undistributed equity investment income              (210)          (209)
     Other noncash adjustments                             29              -
     Increase (decrease) in cash resulting from
        changes in (net of acquisitions):
       Accounts receivable                             (9,738)        (9,723)
       Inventories                                      8,380         (7,176)
       Other current assets                              (595)          (882)
       Accounts payable and accrued expenses            7,226          6,709
       Other assets                                      (250)          (222)

        Net cash provided by (used in)
           operating activities                        14,571         (4,485)

     Cash flows from investing activities
     Acquisitions, net of cash acquired                     -        (35,040)
     Purchases of property, plant and equipment        (4,878)        (4,338)
     Net proceeds from sale of property and equipment     147             65

        Net cash used in investing activities          (4,731)       (39,313)

     Cash flows from financing activities
     Long-term debt reduction                         (19,808)        (2,101)
     Proceeds from long-term debt                      13,953         44,394
     Payment of dividends                                (626)             -
     Net proceeds from issuance of common stock           342              5

        Net cash (used in) provided by financing
           activities                                  (6,139)        42,298

      Net increase (decrease) in cash and cash
        equivalents                                      3,701        (1,500)

     Cash and cash equivalents at beginning of year     1,877          2,437

     Cash and cash equivalents at end of period      $  5,578    $       937
                                                      =======         =======








            See accompanying notes to financial statements

                                5 of 14

                      GIBRALTAR STEEL CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



         1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements as of March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and 1998 have been included.

         Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

         The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


         2.  INVENTORIES

         Inventories consist of the following:

                                                      (in thousands)
                                                  March 31,       December 31,
                                                    1999               1998
                                                 (unaudited)        (audited)

         Raw material                            $ 55,428          $  60,665
         Finished goods and work-in-process        35,543             38,686

         Total inventories                       $ 90,971          $  99,351
                                                  =======            =======





















                                6 of 14

         3.  STOCKHOLDERS' EQUITY

         The changes in stockholders' equity consist of:

                                                (in thousands)
                                                          Additional
                                        Common   Shares    Paid-in   Retained
                                        Shares   Amount    Capital   Earnings

         December 31, 1998              12,484   $  125  $  66,613  $ 93,570
         Net Income                          -        -          -     4,977
         Stock options exercised            30        -        342         -
         Earned portion of restricted
            stock                            -        -         29         -
         Cash dividends-$.05 per share       -        -          -      (626)

         March 31, 1999                 12,514   $  125   $ 66,984  $ 97,921
                                        ====================================


         4.  EARNINGS PER SHARE

         Basic net income per share equals net income divided by the weighted average shares outstanding for the three months ended March 31, 1999 and 1998. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between basic and diluted earnings per share is as follows:

                                      Basic      Basic     Diluted     Diluted
                        Income        Shares      EPS      Shares        EPS

             1999     $ 4,977,000   12,495,969   $ .40   12,712,487     $ .39
             1998     $ 4,121,000   12,409,776   $ .33   12,608,138     $ .33


         Included in diluted shares are common stock equivalents relating to options of 216,518 and 198,362 for 1999 and 1998, respectively.


         5.  ACQUISITIONS

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




                                7 of 14

        On March 1, 1998, the Company purchased the assets and business of The Solar Group (Solar) for approximately $35 million in cash. Solar manufactures a line of construction products as well as a complete line of mailboxes, primarily manufactured with galvanized steel.

         These acquisitions have been accounted for under the purchase method. Results of operations of Harbor, USP, Appleton and Solar have been consolidated with the Company's results of operations from the respective acquisition dates. The aggregate excess of the purchase prices of these acquisitions over the fair market values of the net assets of the acquired companies is being amortized over 35 years from the acquisition dates using the straight-line method.

         The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 1998. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 1998 and are not necessarily indicative of future results of the combined companies.


                                         (in thousands, except per share data)
                                                    Three Months Ended
                                                      March 31, 1998
                                                       (unaudited)

         Net sales                                      $ 140,588
                                                         ========
         Income before taxes                            $   7,431
                                                         ========
         Net income                                     $   4,410
                                                         ========
         Net income per share-Basic                     $     .36
                                                         ========






























                                8 of 14

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Net sales increased $27.4 million, or 23.6%, to $143.8 million for the first quarter ended March 31, 1999 from $116.4 million for the prior year's first quarter. This increase resulted from including net sales of The Solar Group (acquired March 1, 1998), Appleton Supply Company (acquired April 1, 1998), United Steel Products (acquired June 1, 1998) and Harbor Metal Treating Co. (acquired October 1, 1998) (collectively, the 1998 Acquisitions) from their respective acquisition dates with the net sales at the Company's existing operations, and from sales growth at existing operations.

         Cost of sales as a percentage of net sales decreased to 80.2% from 82.7% for the prior year's first quarter. Gross profit as a percentage of net sales increased to 19.8% from 17.3% for the prior year's first quarter. This improvement was primarily due to the 1998 acquisitions, which have historically generated higher margins than the Company's existing operations, and due to lower raw material costs at existing operations.

         Selling, general and administrative expenses as a percentage of net sales increased to 11.6% for the first quarter ended March 31, 1999 from 10.0% for the same period of 1998. This increase was primarily due to higher costs as a percentage of sales attributable to the 1998 Acquisitions and performance based compensation linked to the Company's sales and profitability.

         Interest expense for the first quarter ended March 31, 1999 increased by $1.7 million from the same period in 1998 primarily due to higher borrowings to finance 1998
         Acquisitions and capital expenditures.

         As a result of the above, income before taxes increased by $1.5 million for the first quarter ended March 31, 1999 from the same period of 1998.

         Income taxes for the first quarter ended March 31, 1999
         approximated $3.4 million and were based on a 40.5% effective tax rate compared to an effective tax rate of 40.0% for the same period in 1998.


         Liquidity and Capital Resources

         During the first three months of 1999, the Company's working capital decreased slightly to $122.6 million.
         Additionally, shareholders' equity increased by $4.7 million at March 31, 1999 to $165.0 million.

         The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.









                                9 of 14

         Net cash provided by operations of $14.6 million resulted primarily from net income of $5.0 million, depreciation and amortization of $4.0 million, an increase in accounts payable and accrued expenses of $7.2 million and a decrease in inventory of $8.4 million, offset by an increase in accounts receivable of $9.7 million necessary to service increased sales levels.

         The $14.6 million of net cash provided by operations was used to fund capital expenditures of $4.9 million and cash dividends of $.6 million and to pay down $5.9 million of the Company's credit facility.

         At March 31, 1999 the Company's aggregate credit facilities available approximated $243 million, with borrowings of approximately $194 million and an additional availability of approximately $49 million.

         The Company believes that availability of funds under its credit facilities together with cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its existing operations.


         Impact of Year 2000

         The Year 2000 issue concerns computer hardware and software being able to distinguish between the year 1900 and the year 2000 and the resultant effect on operations.

         The Company has conducted a detailed assessment of all of its information technology and non-information technology hardware and software with regard to Year 2000 issues, with special emphasis on mission critical hardware and software.
         The Company's plan to ensure that its systems are Year 2000 ready is comprised of: inventorying all processes and systems which may have a date-related component and identifying those which are not Year 2000 ready; remediating (i.e., correcting or replacing) those systems which are not Year 2000 ready;
         and testing the remediated processes and systems to insure that they will, in fact, operate as desired according to Year
         2000 requirements. The Company is in various stages of its Year 2000 readiness process at each of its subsidiaries. Information technology and non-information technology hardware and software have been inventoried and those not Year 2000 ready have been identified. Mission critical processes and systems have been given priority for remediation and testing. Therefore, the Company expects to be fully Year 2000 ready with all such mission critical processes and systems by July 1999.

         The following table summarizes the status as of March 31, 1999 of the Year 2000 efforts with respect to identified items that may materially impact operations.










                               10 of 14

         Estimated current completion % and month of expected completion:

               Area             Inventorying & Assessment  Remediation & Testing
                                       %        Expected       %     Expected
                                    Complete   Completion  Complete Completion

         IT Hardware and Software:
              Financial               100%     Complete      95%      Complete
              Non-Financial           100%     Complete      60%     July 1999
         Non-IT Hardware and Software 100%     Complete      85%     July 1999
         Third-Party Systems*         100%     July 1999      *           *
         Products                     N/A         N/A        N/A         N/A


         * The Company has third party relationships with numerous large customers and vendors, including raw material suppliers and utility companies, many of which are publicly traded corporations subject to disclosure requirements. The Company continues to communicate with these third parties to assess their internal state of Year 2000 readiness and monitors Year 2000 disclosures in their SEC filings. These third party communications and disclosures are then evaluated for possible risk to, or effect on, the Company's operations and are incorporated into the Company's own detailed Year 2000 readiness assessment.

         Costs specifically associated with modifying internal use software for Year 2000 readiness are expensed as incurred but have not been, and are not expected to be, material to the Company's net income. The Company has budgeted approximately $750,000 to remediate its affected systems, of which approximately $250,000 was expensed through March 31, 1999. Costs of replacing some of the Company's systems with Year 2000 ready systems have been capitalized as these new systems were acquired for business reasons and not to remediate Year 2000 problems, if any, in the former systems.

         Based upon the results of Year 2000 readiness efforts and internal audit processes underway, the Company believes that all mission critical information and non-information technology systems and processes will allow the Company to continue operations beyond the Year 2000 without a material impact on its results of operations or financial position. However, unanticipated problems which may be identified in the ongoing Year 2000 readiness process could result in an undetermined financial risk.

         A worst case scenario could include the possible shut down of an operation for a period of time. However, in that event, customer orders may be serviced through use of other Company owned facilities with similar manufacturing capabilities and inventories or, alternatively, by out-sourcing some manufacturing to third parties. The Company's Year 2000 readiness process includes contingency planning for all mission critical issues in order to minimize such a risk to the Company. Detailed contingency plans will be finalized during the third quarter of 1999, after the results of the assessment, remediation and testing have been completed.


                               11 of 14

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



































                               12 of 14

                      PART II.  OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K.

             1.  Exhibits

                     a. Exhibit 10.1 - Gibraltar Steel Corporation Incentive
                        Stock Option Plan Fourth Amendment and Restatement



             2. Reports on Form 8-K.  There were no reports on Form 8-K during the three months ended March 31, 1999.













































                               13 of 14

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

                                   By /x/ Walter T. Erazmus
                                      Walter T. Erazmus
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer)
         Date April 23, 1999






















                               14 of 14