Form 10-Q
period 1999-06-30
GIBRALTAR STEEL CORP
filed 1999-07-30
CIK 912562

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




            (Mark one)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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


        As of June 30, 1999, the number of common shares outstanding was:
        12,549,502.







                                1 of 14

                      GIBRALTAR STEEL CORPORATION

                                 INDEX


                                                                 PAGE NUMBER
        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets
                 June 30, 1999 (unaudited) and
                 December 31, 1998 (audited)                              3

                 Condensed Consolidated Statements of Income
                 Six months ended June 30, 1999 and 1998 (unaudited)      4

                 Condensed Consolidated Statements of Cash Flows
                 Six months ended June 30, 1999 and 1998
                 (unaudited)                                              5

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                                 6 - 8


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          9 - 12


        PART II. OTHER INFORMATION                                        13































                                2 of 14

                    PART I.  FINANCIAL INFORMATION

                     Item 1. Financial Statements

                      GIBRALTAR STEEL CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (in thousands)

                                                     June 30,     December 31,
                                                       1999           1998
                                                    (unaudited)     (audited)
     Assets

     Current assets:
            Cash and cash equivalents               $   6,065     $     1,877
            Accounts receivable                        87,032          71,070
            Inventories                                89,535          99,351
            Other current assets                        3,888           3,536

               Total current assets                   186,520         175,834

     Property, plant and equipment, net               179,590         176,221

     Other assets                                      86,747          86,380

                                                    $ 452,857     $   438,435
                                                     ========        ========

     Liabilities and Shareholders' Equity

     Current liabilities:
            Accounts payable                        $  48,612     $    38,601
            Accrued expenses                           17,990          11,646
            Current maturities of long-term debt        1,315           1,351

               Total current liabilities               67,917          51,598

     Long-term debt                                   183,724         199,395

     Deferred income taxes                             26,495          25,289

     Other non-current liabilities                      2,016           1,845

     Shareholders' equity
            Preferred shares                                -              -
            Common shares                                 125             125
            Additional paid-in capital                 67,684          66,613
            Retained earnings                         104,896          93,570

               Total shareholders' equity             172,705         160,308

                                                    $ 452,857     $   438,435
                                                     ========        ========







            See accompanying notes to financial statements

                                3 of 14

                            GIBRALTAR STEEL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (in thousands, except per share data)




                                      Three Months Ended    Six Months Ended
                                           June 30,               June 30,
                                      1999         1998      1999        1998
                                         (unaudited)
     (unaudited)

     Net sales                    $  160,241  $  144,882  $  304,045 $ 261,265

     Cost of sales                   127,240     117,989     242,626   214,212

           Gross profit               33,001      26,893      61,419    47,053

     Selling, general and
      administrative expense          17,648      14,563      34,383    26,249

           Income from operations     15,353      12,330      27,036    20,804

     Interest expense                  3,103       2,745       6,422     4,351

           Income before taxes        12,250       9,585      20,614    16,453

     Provision for income taxes        4,962       3,834       8,349     6,581

           Net income             $    7,288  $    5,751  $   12,265 $   9,872
                                   =========   =========   =========  ========

     Net income per share-Basic   $      .58  $      .46  $      .98 $     .79
                                   =========   =========   ========= =========
     Weighted average number of
      shares outstanding-Basic        12,530      12,451      12,513    12,431
                                   =========   =========   ========= =========

     Net income per share-Diluted $      .57  $      .45  $      .96 $     .78
                                   =========   =========   ========= =========
     Weighted average number of
      shares outstanding-Diluted      12,796      12,698      12,754    12,653
                                   =========   =========   ========= =========


















                  See accompanying notes to financial statements

                                     4 of 14

                      GIBRALTAR STEEL CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)



                                                         Six Months Ended
                                                             June 30,
                                                         1999         1998
                                                            (unaudited)

     Cash flows from operating activities
     Net income                                      $ 12,265    $    9,872
     Adjustments to reconcile net income to
        net cash provided by (used in)
        operating activities:
     Depreciation and amortization                      8,162         5,767
     Provision for deferred income taxes                1,088           627
     Undistributed equity investment income              (173)         (185)
     Other noncash adjustments                            364            -
     Increase (decrease) in cash resulting from
        changes in (net of acquisitions):
       Accounts receivable                            (15,962)      (13,705)
       Inventories                                      9,816       (17,797)
       Other current assets                              (256)       (1,270)
       Accounts payable and accrued expenses           16,530        11,687
       Other assets                                    (1,473)         (640)

        Net cash provided by (used in)
           operating activities                        30,361        (5,644)

     Cash flows from investing activities
     Acquisitions, net of cash acquired                     -       (86,799)
     Purchases of property, plant and equipment       (12,641)       (8,253)
     Net proceeds from sale of property and equipment   2,407           104

        Net cash used in investing activities         (10,234)      (94,948)

     Cash flows from financing activities
     Long-term debt reduction                         (42,660)       (8,312)
     Proceeds from long-term debt                      26,953       109,394
     Payment of dividends                                (939)           -
     Net proceeds from issuance of common stock           707            40

        Net cash (used in) provided by financing
           activities                                 (15,939)      101,122

      Net increase in cash and cash equivalents         4,188           530

     Cash and cash equivalents at beginning of year     1,877         2,437

     Cash and cash equivalents at end of period      $  6,065    $    2,967
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

                                5 of 14

                      GIBRALTAR STEEL CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



         1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements as of June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 have been included.

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

         The results of operations for the six month period ended
         June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


         2.  INVENTORIES

         Inventories consist of the following:

                                                      (in thousands)
                                                   June 30,     December 31,
                                                    1999            1998
                                                 (unaudited)      (audited)

         Raw material                            $ 55,287      $     60,665
         Finished goods and work-in-process        34,248            38,686

         Total inventories                       $ 89,535      $     99,351
                                                  =======           =======





















                                6 of 14

         3.  STOCKHOLDERS' EQUITY

         The changes in stockholders' equity consist of:

                                                (in thousands)
                                                         Additional
                                       Common   Shares    Paid-in   Retained
                                       Shares   Amount    Capital   Earnings

         December 31, 1998              12,484   $  125  $  66,613  $ 93,570
         Net Income                          -        -          -    12,265
         Stock options exercised            53        -        737         -
         Earned portion of restricted
            stock                            -        -         58         -
         Profit sharing plan
            contribution                    13        -        276         -
         Cash dividends-$.075 per share      -        -          -      (939)

         June 30, 1999                  12,550   $  125   $ 67,684  $104,896
                                        ====================================


         4.  EARNINGS PER SHARE

         Basic net income per share equals net income divided by the weighted average shares outstanding for the six months ended June 30, 1999 and 1998. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between basic and diluted earnings per share is as follows:

                                      Basic      Basic     Diluted     Diluted
                        Income        Shares      EPS      Shares        EPS

             1999     $12,265,000   12,513,101   $ .98   12,754,377     $ .96
             1998     $ 9,872,000   12,430,671   $ .79   12,653,190     $ .78


         Included in diluted shares are common stock equivalents relating to options of 241,276 and 222,519 for 1999 and 1998, respectively.


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


                                         (in thousands,except per share data)
                                                    Six Months Ended
                                                      June 30, 1998
                                                       (unaudited)

         Net sales                                      $  296,556
                                                         =========
         Income before taxes                            $   17,604
                                                         =========
         Net income                                     $   10,480
                                                         =========
         Net income per share-Basic                     $      .84
                                                         =========


         6.  SUBSEQUENT EVENT

         On July 1, 1999, the Company purchased all the outstanding capital stock of K & W Metal Fabricators, Inc. d/b/a Weather Guard Building Products (Weather Guard) for approximately $7 million in cash. The results of operations of Weather Guard will be consolidated with the Company's results of operations from the acquisition date for the quarter ending September 30, 1999.




















                                8 of 14

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Results of Operations

         Net sales of $160.2 million for the second quarter ended June 30, 1999 increased 10.6% from net sales of $144.9 million for the prior year's second quarter. Net sales of $304.0 million for the six months ended June 30, 1999 increased 16.4% from net sales of $261.3 million for the same period of 1998. These increases resulted from including net sales of Solar (acquired March 1, 1998), Appleton (acquired April 1, 1998), USP (acquired June 1,
         1998) and Harbor (acquired October 1, 1998) (collectively, the 1998 Acquisitions) with sales growth at existing operations.

         Cost of sales as a percentage of net sales decreased to 79.4% and 79.8%, respectively, for the second quarter and six months ended June 30, 1999 from 81.4% and 82.0% for the same periods in 1998. This improvement was primarily due to the 1998 acquisitions, which have historically generated higher margins than the Company's existing operations, and due to lower raw material costs at existing operations.

         Selling, general and administrative expenses as a percentage of net sales increased to 11.0% and 11.3%, respectively, for the second quarter and six months ended June 30, 1999 from 10.1% and 10.0% for the same periods of 1998. This increase was primarily due to higher costs as a percentage of sales attributable to the 1998 Acquisitions and performance based compensation linked to the Company's sales and profitability.

         Interest expense for the second quarter and six months ended June 30, 1999 increased by $.4 million and $2.1 million, respectively, from the same periods in 1998 primarily due to higher borrowings during 1999 to finance the 1998 Acquisitions and capital expenditures.

         As a result of the above, income before taxes increased by $2.7 and $4.2 million for the second quarter and six months ended June 30, 1999 from the same periods of 1998.

         Income taxes for the second quarter and six months ended June 30, 1999 approximated $5.0 million and $8.3 million, respectively, and were based on a 40.5% effective tax rate compared to an effective tax rate of 40.0% for the same periods in 1998.


         Liquidity and Capital Resources

         During the first six months of 1999, the Company's working capital decreased to $118.6 million. Additionally, shareholders' equity increased by $12.4 million at June 30, 1999 to $172.7 million.

         The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.






                                      9 of 14
         Net cash provided by operations of $30.4 million resulted primarily from net income of $12.3 million, depreciation and amortization of $8.2 million, an increase in accounts payable and accrued expenses of $16.5 million and a decrease in inventory of $9.8 million, offset by an increase in accounts receivable of $16.0 million necessary to service increased sales levels.

         The $30.4 million of net cash provided by operations was used to fund capital expenditures of $12.6 million and cash dividends of $.9 million and to pay down $15.7 million of the Company's credit facility.

         At June 30, 1999 the Company's aggregate credit facilities available approximated $243 million, with borrowings of
         approximately $184    million and an additional
         availability of approximately $59 million.

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

         The Company has conducted a detailed assessment of all of its information technology and non-information technology hardware and software with regard to Year 2000 issues, with special emphasis on mission critical hardware and software. The Company's plan to ensure that its systems are Year 2000 ready is comprised of: inventorying all processes and systems which may have a date-related component and identifying those which are not Year 2000 ready; remediating (i.e., correcting or replacing) those systems which are not Year 2000 ready; and testing the remediated processes and systems to insure that they will, in fact, operate as desired according to Year 2000 requirements. The Company is in various stages of its Year 2000 readiness process for information technology and non-information technology hardware and software at its corporate headquarters and at each of the subsidiaries. Information technology and non-information technology hardware and software have been inventoried and those not Year 2000 ready have been identified. Mission critical processes and systems were given the highest priority for remediation and testing. Therefore, the Company believes that it will be fully Year 2000 ready with all such mission critical processes and systems at its corporate headquarters and at all of these subsidiaries.

         The following table summarizes the status as of June 30, 1999 of the Year 2000 efforts with respect to identified items that may materially impact operations.







                               10 of 14

         Estimated current completion % and month of expected completion:

                   Area         Inventorying & Assessment  Remediation & Testing
                                       %        Expected       %      Expected
                                    Complete   Completion  Complete  Completion

         IT Hardware and Software:
              Financial               100%      Complete     100%     Complete
              Non-Financial           100%      Complete      95%    July 1999
         Non-IT Hardware and Software 100%      Complete      95%    July 1999
         Third-Party Systems*         100%      Complete       *         *
         Products                     N/A          N/A        N/A         N/A


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

         Costs specifically associated with modifying internal use software for Year 2000 readiness are expensed as incurred but have not been, and are not expected to be, material to the Company's net income. The Company has budgeted approximately $750,000 to remediate its affected systems, of which approximately $400,000 was expensed through June 30, 1999. Costs of replacing some of the Company's systems with Year 2000 ready systems have been capitalized as these new systems were acquired for business reasons and not to remediate Year 2000 problems, if any, in the former systems.

         Based upon the results of Year 2000 readiness efforts and internal audit processes currently underway, the Company believes that all mission critical information and non-information technology systems and processes will allow the Company to continue operations beyond the Year 2000 without a material impact on its results of operations or financial position. However, unanticipated problems which may be identified in the ongoing Year 2000 readiness process could result in an undetermined financial risk.












                               11 of 14

         A worst case scenario could include the possible shut down of an operation for a period of time. However, in that event, customer orders may be serviced through use of other Company owned facilities with similar manufacturing capabilities and inventories or, alternatively, by out-sourcing some manufacturing to third parties. The Company's Year 2000 readiness process includes contingency planning for all mission critical issues in order to minimize such a risk to the Company. Detailed contingency plans will be finalized during the third quarter of 1999.

         Recent Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS No. 133) which requires recognition of the fair value of derivatives in the statement of financial position, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the hedging nature of the derivative. Implementation of FAS No. 133 is required for fiscal 2001. The Company does not believe that FAS No. 133 will have a material impact on its earnings or other comprehensive income.


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























                               12 of 14

                      PART II.  OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K.

             1.  Exhibits

                     a.   Exhibit 27 - Financial Data Schedule



             2. Reports on Form 8-K.  There were no reports on Form 8-K during the three months ended June 30, 1999.















































                               13 of 14

                              SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         GIBRALTAR STEEL CORPORATION
                                             (Registrant)



                                   By   /x/ Brian J. Lipke
                                      Brian J. Lipke
                                      Chief Executive Officer and
                                      Chairman of the Board



                                   By   /x/ Walter T. Erazmus
                                      Walter T. Erazmus
                                      President



                                   By   /x/ John E. Flint
                                      Vice President
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Chief Accounting Officer)






         Date July 29, 1999


























                               14 of 14