Form 10-Q
period 1999-09-30
GIBRALTAR STEEL CORP
filed 1999-10-29
CIK 912562

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




            (Mark one)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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


        As of September 30, 1999, the number of common shares outstanding was: 12,569,689.







                                1 of 14

                      GIBRALTAR STEEL CORPORATION

                                 INDEX


                                                                  PAGE NUMBER
        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets
                 September 30, 1999 (unaudited) and
                 December 31, 1998 (audited)                            3

                 Condensed Consolidated Statements of Income
                 Three and nine months ended
                 September 30, 1999 and 1998 (unaudited)                4

                 Condensed Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1999 and 1998
                 (unaudited)                                            5

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                               6 - 8


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        9 - 12


        PART II. OTHER INFORMATION                                     13































                                2 of 14

                    PART I.  FINANCIAL INFORMATION

                     Item 1. Financial Statements

                      GIBRALTAR STEEL CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (in thousands)

                                                   September 30,  December 31,
                                                       1999          1998
                                                    (unaudited)    (audited)
     Assets

     Current assets:
            Cash and cash equivalents               $   3,819     $    1,877
            Accounts receivable                        91,570         71,070
            Inventories                                94,753         99,351
            Other current assets                        4,230          3,536

               Total current assets                   194,372        175,834

     Property, plant and equipment, net               203,926        176,221

     Other assets                                      96,286         86,380

                                                    $ 494,584     $  438,435
                                                     ========       ========

     Liabilities and Shareholders' Equity

     Current liabilities:
            Accounts payable                        $  54,389     $   38,601
            Accrued expenses                           23,615         11,646
            Current maturities of long-term debt        1,279          1,351

               Total current liabilities               79,283         51,598

     Long-term debt                                   205,431        199,395

     Deferred income taxes                             27,650         25,289

     Other non-current liabilities                      2,218          1,845

     Shareholders' equity
            Preferred shares                                -             -
            Common shares                                 126            125
            Additional paid-in capital                 68,089         66,613
            Retained earnings                         111,787         93,570

               Total shareholders' equity             180,002        160,308

                                                    $ 494,584     $  438,435
                                                     ========       ========







            See accompanying notes to financial statements

                                3 of 14

                            GIBRALTAR STEEL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (in thousands, except per share data)




                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                      1999         1998     1999       1998
                                         (unaudited)          (unaudited)

     Net sales                    $  162,909  $  152,628  $  466,954 $ 413,893

     Cost of sales                   128,664     124,937     371,290   339,149

           Gross profit               34,245      27,691      95,664    74,744

     Selling, general and
      administrative expense          18,819      15,777      53,202    42,026

           Income from operations     15,426      11,914      42,462    32,718

     Interest expense                  3,318       3,337       9,740     7,688

           Income before taxes        12,108       8,577      32,722    25,030

     Provision for income taxes        4,903       3,431      13,252    10,012

           Net income             $    7,205  $    5,146  $   19,470 $  15,018
                                   =========   =========   =========  ========

     Net income per share-Basic   $      .57  $      .41  $     1.55 $    1.21
                                   =========   =========   =========  ========
     Weighted average number of
      shares outstanding-Basic        12,563      12,477      12,530    12,446
                                   =========   =========   =========  ========

     Net income per share-Diluted $      .56  $      .41  $     1.52 $    1.19
                                   =========   =========   =========  ========
     Weighted average number of
      shares outstanding-Diluted      12,862      12,612      12,790    12,640
                                   =========   =========   =========  ========

















                  See accompanying notes to financial statements

                                     4 of 14

                      GIBRALTAR STEEL CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)



                                                         Nine Months Ended
                                                            September 30,
                                                        1999         1998
                                                           (unaudited)

     Cash flows from operating activities
     Net income                                      $ 19,470    $    15,018
     Adjustments to reconcile net income to
        net cash provided by operating activities:
     Depreciation and amortization                     12,699          9,368
     Provision for deferred income taxes                1,921          1,329
     Undistributed equity investment income              (293)          (259)
     Other noncash adjustments                            587            275
     Increase (decrease) in cash resulting from
        changes in (net of acquisitions):
       Accounts receivable                            (15,912)       (18,238)
       Inventories                                      6,286        (18,958)
       Other current assets                              (597)        (1,356)
       Accounts payable and accrued expenses           21,849         16,111
       Other assets                                      (955)          (757)

        Net cash provided by operating activities      45,055          2,533

     Cash flows from investing activities
     Acquisitions, net of cash acquired               (31,484)       (86,799)
     Purchases of property, plant and equipment       (17,917)       (16,807)
     Net proceeds from sale of property and equipment   2,425            108

        Net cash used in investing activities         (46,976)      (103,498)

     Cash flows from financing activities
     Long-term debt reduction                         (62,727)       (28,002)
     Proceeds from long-term debt                      66,953        128,778
     Payment of dividends                              (1,253)             -
     Net proceeds from issuance of common stock           890             66

        Net cash provided by financing activities       3,863        100,842

         Net increase (decrease) in cash and
          cash equivalents                               1,942          (123)

     Cash and cash equivalents at beginning of year     1,877          2,437

     Cash and cash equivalents at end of period      $  3,819    $     2,314
                                                       ======         ======










            See accompanying notes to financial statements

                                5 of 14

                      GIBRALTAR STEEL CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



         1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements as of September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 have been included.

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

         The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


         2.  INVENTORIES

         Inventories consist of the following:

                                                      (in thousands)
                                               September 30,     December 31,
                                                    1999             1998
                                                 (unaudited)       (audited)

         Raw material                            $ 62,421      $      60,665
         Finished goods and work-in-process        32,332             38,686

         Total inventories                       $ 94,753      $      99,351
                                                  =======            =======





















                                6 of 14

         3.  SHAREHOLDERS' EQUITY

         The changes in shareholders' equity consist of:

                                                (in thousands)
                                                         Additional
                                       Common   Shares    Paid-in    Retained
                                       Shares   Amount    Capital    Earnings

         December 31, 1998              12,484   $  125  $  66,613  $ 93,570
         Net Income                          -        -          -    19,470
         Stock options exercised            65        1        919         -
         Earned portion of restricted
            stock                            -        -         87         -
         Profit sharing plan
            contribution                    21        -        470         -
         Cash dividends-$.10 per share       -        -          -    (1,253)

         September 30, 1999             12,570   $  126   $ 68,089  $111,787
                                        ====================================


         4.  EARNINGS PER SHARE

         Basic net income per share equals net income divided by the weighted average shares outstanding for the nine months ended September 30, 1999 and 1998. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between basic and diluted earnings per share is as follows:

                                      Basic      Basic     Diluted     Diluted
                        Income        Shares      EPS      Shares        EPS

             1999     $19,470,000   12,529,765   $1.55   12,790,462     $1.52
             1998     $15,018,000   12,446,209   $1.21   12,639,655     $1.19


         Included in diluted shares are common stock equivalents relating to options of 260,697 and 193,446 for 1999 and 1998, respectively.


         5.  ACQUISITIONS

         On August 1, 1999, the Company purchased the assets and business of Hi-Temp Incorporated (Hi-Temp) for approximately $24 million in cash.
         Hi-Temp provides metallurgical heat treating services in which customer-owned parts are exposed to precise temperature and other conditions to improve their material properties, strength and durability.

         On July 1, 1999, the Company purchased all the outstanding capital stock of K & W Metal Fabricators, Inc. d/b/a Weather Guard Building Products (Weather Guard) for approximately $7 million in cash. Weather Guard manufactures a full line of metal building products, including rain-carrying systems, metal roofing and roofing accessories, for industrial, commercial and residential applications.






                                7 of 14

         On October 1, 1998, the Company purchased all the outstanding capital stock of Harbor Metal Treating Co., Inc. and its affiliates (Harbor) for $13.5 million in cash. Harbor is a metallurgical heat treating services provider.

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

         These acquisitions have been accounted for under the purchase method. Results of operations of Hi-Temp, Weather Guard, Harbor, USP, Appleton and Solar have been consolidated with the Company's results of operations from the respective acquisition dates. The aggregate excess of the purchase prices of these acquisitions over the fair market values of the net assets of the acquired companies is being amortized over 35 years from the acquisition dates using the straight-line method.

         The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 1998. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 1998 and are not necessarily indicative of future results of the combined companies.


                                  (in thousands, except per share data)
                                      Nine Months Ended September 30,
                                           1999            1998
                                                (unaudited)

         Net sales                       $  486,047     $  478,265
                                          =========      =========
         Income before taxes             $   33,805     $   27,411
                                          =========      =========
         Net income                      $   20,114     $   16,356
                                          =========      =========
         Net income per share-Basic      $     1.61     $     1.31
                                          =========      =========













                                8 of 14

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Net sales of $162.9 million for the third quarter ended September 30, 1999 increased 6.7% from net sales of $152.6 million for the prior year's third quarter. Net sales of $467.0 million for the nine months ended September 30, 1999 increased 12.8% from net sales of $413.9 million for the same period of 1998. These increases resulted from including net sales of Solar (acquired March 1, 1998), Appleton (acquired April 1, 1998), USP (acquired June 1,
         1998), Harbor (acquired October 1, 1998), Weather Guard (acquired July 1, 1999) and Hi-Temp (acquired August 1,
         1999) (collectively, the Acquisitions) with sales growth at existing operations.

         Cost of sales as a percentage of net sales decreased to 79.0% and 79.5%, respectively, for the third quarter and nine months ended September 30, 1999 from 81.9% for both periods in 1998. This improvement was primarily due to the Acquisitions, which have historically generated higher margins than the Company's existing operations, and due to lower raw material costs at existing operations.

         Selling, general and administrative expenses as a percentage of net sales increased to 11.6% and 11.4%, respectively, for the third quarter and nine months ended
         September 30, 1999 from 10.3% and   10.2% for the same
         periods of 1998. This increase was primarily due to higher costs as a percentage of sales attributable to the Acquisitions and performance based compensation linked to the Company's sales and profitability.

         Interest expense for the third quarters ended September 30, 1999 and 1998 were approximately the same despite higher borrowings during 1999 due to a lower effective interest rate in the third quarter of 1999. Interest expense for the nine months ended September 30, 1999 increased $2.1 million from the same period in 1998 due to higher borrowings during 1999 and due to a higher effective interest rate during the nine months period in 1999 as compared to 1998.

         As a result of the above, income before taxes increased by $3.5 million and $7.7 million for the third quarter and nine months ended September 30, 1999 from the same periods of 1998.

         Income taxes for the third quarter and nine months ended September 30, 1999 approximated $4.9 million and $13.3 million, respectively, and were based on a 40.5% effective tax rate compared to an effective tax rate of 40.0% for the same periods in 1998.


         Liquidity and Capital Resources

         During the first nine months of 1999, the Company's working capital decreased slightly by $3.6 million to $115.1 million. Additionally, shareholders' equity increased by $19.7 million at September 30, 1999 to $180.0 million.





                                 9 of 14

         The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

         Net cash provided by operations of $45.1 million resulted primarily from net income of $19.5 million, depreciation and amortization of $12.7 million, an increase in accounts payable and accrued expenses of $21.8 million and a decrease in inventory of $6.3 million, offset by an increase in accounts receivable of $15.9 million necessary to service increased sales levels.

         The $45.1 million of net cash provided by operations and net borrowings of $4.2 million were used to fund the acquisitions of Weather Guard and Hi-Temp, capital expenditures of $17.9 million and cash dividends of $1.3 million.

         At September 30, 1999 the Company's aggregate credit facilities available approximated $263 million, with borrowings of approximately $206 million and an additional availability of approximately $57 million.

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

         The Company has completed it Year 2000 readiness process at its headquarters and at each of the subsidiaries which it owned as of June 30, 1999. Information technology and non-information technology hardware and software of the Company and these subsidiaries were inventoried and those not Year 2000 ready were identified. Mission critical processes and systems were given priority for remediation and testing. Therefore, as of September 30, 1999, the Company believes that these mission critical processes and systems are fully Year 2000 ready.

         The following table summarizes the status as of September 30, 1999 of the Year 2000 efforts with respect to identified items that may materially impact operations of the Company and those subsidiaries that it owned as of June 30, 1999.

                               10 of 14

               Area           Inventorying & Assessment  Remediation & Testing
                                 Estimated % Complete     Estimated % Complete

         IT Hardware and Software:
              Financial                     100%                  100%
              Non-Financial                 100%                  100%
         Non-IT Hardware and Software       100%                  100%
         Third-Party Systems*               100%                    *
         Products                           N/A                    N/A


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

         The Company is currently conducting a detailed assessment of the information technology and non-information technology hardware and software at Weather Guard and Hi-Temp, which were both acquired in the third quarter of 1999, with mission critical processes and systems given priority for testing and remediation. The Company believes that these subsidiaries' mission critical processes and systems will be fully Year 2000 ready by December 1999.

         The Company's Year 2000 readiness process includes contingency planning for all mission critical issues in order to minimize any risk to the Company. Contingency plans have been developed for each subsidiary and are being reviewed and incorporated into the Company's consolidated Year 2000 contingency plan and structure. Contingency planning is expected to be competed in November 1999.

         Costs specifically associated with modifying internal use software for Year 2000 readiness are expensed as incurred but have not been, and are not expected to be, material to the Company's net income. The Company has budgeted approximately $750,000 to remediate its affected systems, of which approximately $500,000 was expensed through September 30, 1999. Costs of replacing some of the Company's systems with Year 2000 ready systems have been capitalized as these new systems were acquired for business reasons and not to remediate Year 2000 matters, if any, in the former systems.








                               11 of 14

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
















                               12 of 14

                      PART II.  OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K.

             1.  Exhibits

                     a.   Exhibit 27 - Financial Data Schedule


             2. Reports on Form 8-K.  There were no reports on Form 8-K during the three months ended September 30, 1999.















































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






         Date October 28, 1999


























                               14 of 14