Form 10-K
period 1999-12-31
GIBRALTAR STEEL CORP
filed 2000-02-01
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                    ______________________________

                               FORM 10-K
      (Mark One)
   (  X  )     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES ACT OF 1934
              For The Fiscal Year Ended December 31, 1999

                                  OR

   (     )    TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From ___________ to ____________
                    Commission File Number 0-22462

                      GIBRALTAR STEEL CORPORATION
        (Exact name of Registrant as specified in its charter)

                  Delaware                                    16-1445150
  (State or other jurisdiction of incorporation organization  (I.R.S. Employer
                                                             Identification No.)

  3556 Lake Shore Road, P.O. Box 2028, Buffalo, New York            14219-0228
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

  As of December 31, 1999, the aggregate market value of the voting stock held by nonaffiliates of the Registrant amounted to $148,108,000.

  As of December 31, 1999, the number of common shares outstanding was: 12,577,464.


                  DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2000, are incorporated by reference into Part III of this report.

                                          Exhibit Index is on Page 37

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

     Metal Processes, Products and Services

     The Company produces and delivers a variety of products and services on a just-in-time basis for industrial manufacturers, fabricators and other end-users in the automotive, automotive supply, building and construction, machinery, and steel industries.

     The following table sets forth certain information regarding sales of products and services as a percentage of net sales for the past three years:
                                       Year ended December 31,
     Products and Services              1997      1998      1999
     Cold-rolled strip steel            35%       30%       29%
     Building and construction products 20%       32%       35%
     Precision metal products           36%       31%       26%
     Heat treating and other services    9%        7%       10%

     The following steel and metal products, processes and services are provided by the Company:

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

     The Company operates 10 rolling mills at its facilities in Cleveland, Ohio, Chattanooga, Tennessee and Buffalo, New York, all of which are QS9000 certified, and is capable of rolling widths of up to 50 inches. The Company has the capability to process coils up to a maximum of 72 inch outside diameter. The Company's rolling mills include automatic gauge control systems with hydraulic screwdowns allowing for microsecond adjustments during processing. The Company operates a 56 inch reversing mill which the Company believes is the widest of its type in the industry.

     The Company's computerized mills produce products meeting the most stringent statistical quality control standards, enabling it to satisfy a growing industry demand for a range of steel from thicker to thinner, low carbons to alloy grades, all with precision gauge tolerances as close as +/- .0002 inches.

     The Company's rolling facilities are further complemented by 15 high convection annealing furnaces, which shorten annealing times over conventional annealers. The Company's newest furnaces incorporate the use of a hydrogen atmosphere for the production of cleaner and more uniform steel. As a result of its annealing capabilities, the Company is able to produce cold-rolled strip steel with improved consistency in terms of hardness, molecular grain structure and surface.

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

     Building and Construction Products
     The Company processes steel and other metal to manufacture a wide array of products for the building and construction industry. Building and construction industry products are manufactured primarily from galvanized steel, as well as from aluminum, copper and other metals. Building and construction products manufactured include metal trims, utility sheds, steel lumber connectors, metal roofing, drywall products, gutters and down spouts, ventilation products and storm panel systems for residential and commercial properties.

     The Company's existing building and construction products operations - comprised of Southeastern Metals Manufacturing Company, Inc. (SEMCO), with facilities located in Florida, Tennessee, Texas and Mississippi, The Solar Group (Solar), with three facilities located in Mississippi, Appleton Supply Co., Inc. (Appleton), with facilities located in Wisconsin and Missouri, and United Steel Products Company (USP), with facilities located in Minnesota, California, North Carolina and New Jersey - expanded during 1999 with the acquisition of two additional building and construction products companies.
     K & W Metal Fabricators, Inc., d/b/a Weather Guard Building Products (Weather Guard), acquired in July 1999, manufactures and distributes a full line of metals building products for industrial, commercial and residential applications. With operations based in Colorado, Weather Guard strengthens the Company's business in the Western United States and provides a strong presence in the fast-growing Rocky Mountain region.
     Hughes Manufacturing, Inc. (Hughes), acquired in December 1999, manufactures a broad line of fully engineered, code-approved steel lumber connectors and other metal hardware products at its Florida facility which compliment those produced by SEMCO. Hughes' lumber connector products also compliment those produced at USP.

     Precision Metal Products
     The Company's precision metal products are comprised primarily of higher value-added flat-rolled sheet steel, as well as steel strapping and other products.

     Precision Metal Processing. The Company operates precision metals facilities in New York and Tennessee which primarily process flat-rolled sheet steel. In addition to slitting and cutting to length, these precision metals facilities can produce higher value-added products which are held to close tolerances and tight specifications through cold-rolling, annealing, blanking, oscillating and edge rolling.

     The Company also operates precision metals facilities in Illinois and Alabama which process galvanized, Galvalume and prepainted steel and can slit and cut to length material based upon customer specifications.

     Steel Strapping. Steel strapping is banding and packaging material that is used to close and reinforce shipping units such as bales, boxes, cartons, coils, crates and skids. The Company manufactures high tensile strapping that is subject to strength requirements imposed by the American Society for Testing and Materials for packaging of different products for common carrier transport. This high tensile steel strapping is essential to producers of large, heavy products such as steel, paper and lumber where reliability of the packaging material is critical to the safe transport of the product.

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

     Other Products. The Company's Solar operation produces a complete line of mailboxes manufactured primarily with galvanized steel.

     Heat Treating and Other Services
     Metallurgical Heat Treating Services.   The Company provides a
     wide range of metallurgical heat treating services in which customer-owned parts are exposed to precise temperatures, atmospheres and quenchants and other conditions to improve their mechanical properties, durability and wear resistance. These services include case-hardening, neutral-hardening and through-hardening processes for customers in a wide variety of industries. Using methods such as annealing, normalizing, vacuum hardening, carbonizing, nitriding and brazing, as well as a host of other services, these heat treating processes can harden, soften or otherwise impart desired properties on parts made of steel, copper and various alloys and other metals.

     During 1999, the Company acquired three heat treating companies - Southeastern Heat Treating, Inc. in April 1999, Hi-Temp Incorporated (Hi-Temp) in August 1999 and Brazing Concepts Company (Brazing Concepts) in November 1999 - and now operates fifteen heat treating facilities in North Carolina, South Carolina, Tennessee, Georgia, Alabama, Michigan, Indiana and Illinois. The Company maintains a metallurgical laboratory at each facility with trained metallurgists providing a range of testing capabilities to add value to treated parts and enhance quality control. Consistent quality control is maintained by application of a statistical process control system and registered to QS/ISO 9002. Additionally, the Company maintains a fleet of trucks and trailers to provide rapid turnaround time for its customers.

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

     Steel Pickling Joint Venture. The Company is a minority partner with a 31% interest in two steel pickling operations in Ohio. After the hot-rolling process, the surface of sheet steel is left with a residue known as scale, which must be removed prior to further processing by a cleaning process known as pickling. This joint venture pickles steel on a toll basis, receiving fees for its pickling services without acquiring ownership of the steel.

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

     Suppliers and Raw Materials

     Steel and metal processing companies are required to maintain substantial inventories of raw materials in order to accommodate the short lead times and just-in-time delivery requirements of their customers. Accordingly, the Company generally maintains its inventory of raw materials at levels that it believes are sufficient to satisfy the anticipated needs of the customers based upon historic buying practices and market conditions. The primary raw material processed by the Company is flat rolled steel purchased at regular intervals primarily from approximately 20 major North American suppliers and a limited number of foreign steel companies. The Company has no long-term commitments with any of its suppliers.

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

     Sales and Marketing

     The Company's products and services are sold primarily by Company sales personnel and outside sales representatives located throughout the United States and Mexico.

     Customers and Distribution

     The Company has approximately 9,000 customers located throughout the United States, Canada and Mexico principally in the automotive, automotive supply, appliance, building and construction, machinery and steel industries. Major customers include automobile manufacturers and suppliers, building and construction product distributors, and commercial and residential contractors. No customer of the Company represented 10% or more of the Company's net sales for 1997, 1998 or 1999.

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

     The Company also competes with a small number of other steel strapping manufacturers on the basis of quality, price, products, range of sizes offered and the ability to meet delivery schedules dictated by customers.

     The Company competes with numerous suppliers of building and construction products in its market based on the broad range of products offered, quality, price and delivery.

     The Company competes with a small number of suppliers of heat treating services in its market areas on the basis of processes offered, quality, price, and delivery.
     Employees

     At December 31, 1999, the Company employed approximately 3,100 people, of which approximately 300 are represented by collective bargaining agreements.

     Backlog

     Because of the nature of the Company's products and the short lead time order cycle, backlog is not a significant factor in the Company's business. The Company believes that substantially all of its firm orders existing on December 31, 1999 will be shipped prior to the end of 2000.

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

     The Company believes that its primary existing facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate its capacity needs through 2000.

                                                      Square      Owned
     Location                Utilization              Footage   or Leased
     Buffalo, New York       Headquarters               23,000     Leased
     Cheektowaga, New York   Cold-rolled strip
                             steel processing and
                             strapping products        148,000     Owned
     Tonawanda, New York     Cold-rolled strip steel
                             and precision metals
                             processing                128,000     Owned
     Cleveland, Ohio         Cold-rolled strip steel
                             processing                259,000     Owned
     Dearborn, Michigan      Strapping tool products     3,000     Owned
     Lackawanna, New York    Materials management
                             facility                   65,000     Leased
     Woodhaven, Michigan     Materials management
                             facility                  100,000     Owned
     Franklin Park, Illinois Precision metals
                             processing                 99,000     Owned
     Birmingham, Alabama     Precision metals
                             processing                 97,900     Leased
     Chattanooga, Tennessee  Precision metals
                             processing                 65,000     Owned
     Brownsville, Texas      Distribution warehouse     15,000     Leased
     Troy, Michigan          Sales office                  800     Leased
     Fountain Inn,
       S. Carolina           Heat treating              77,400     Owned
     Reidsville,
       N. Carolina           Heat treating              53,500     Owned
     Arden, N. Carolina      Heat treating              20,400     Leased
     Charlotte, N. Carolina  Administrative office       3,400     Leased
     Morristown, Tennessee   Heat treating              24,200     Owned
     Conyers, Georgia        Heat treating              18,700     Leased
     Athens, Alabama         Heat treating              20,000     Owned
     Coldwater, Michigan     Administrative office
                             and heat treating          89,000     Owned
     Benton Harbor, Michigan Administrative office
                             and heat treating          56,700     Owned
     Benton Harbor, Michigan Warehouse                  25,000     Leased
     Greensburg, Indiana     Heat treating              30,000     Leased
     South Bend, Indiana     Heat treating              33,900     Owned
     Rockford, Illinois      Heat treating              15,600     Owned
     Rockford, Illinois      Heat treating              54,400     Owned
     Northlake, Illinois     Administrative office
                             and heat treating         200,000     Leased
     Jacksonville, Florida   Administrative office
                             and construction products
                             manufacturing             261,400     Leased
     Miami, Florida          Construction products
                             manufacturing              77,000     Leased
     Tampa, Florida          Construction products
                             manufacturing              50,000     Leased
     Nashville, Tennessee    Construction products
                             manufacturing              52,500     Leased
     San Antonio, Texas      Construction products
                             manufacturing              70,000     Leased
     Houston, Texas          Construction products
                             manufacturing              48,200     Leased
     Vidalia, Georgia        Warehouse                  34,000     Leased
     Taylorsville,
        Mississippi          Construction products
                             manufacturing              53,600      Owned
     Taylorsville,
        Mississippi          Construction products
                             manufacturing             238,700      Owned
     Port Gibson, Mississippi Warehouse                 40,000      Leased

     Enterprise, Mississippi Construction products
                             manufacturing             194,300      Owned
     Appleton, Wisconsin     Construction products
                             manufacturing             100,300      Owned
     Appleton, Wisconsin     Construction products
                             manufacturing              42,600      Owned
     Joplin, Missouri        Construction products
                             manufacturing              45,400      Owned
     Montgomery, Minnesota   Administrative office
                             and construction
                             products manufacturing    115,600      Owned
     Montgomery, Minnesota   Construction products
                             manufacturing              22,000      Leased
     LeCenter, Minnesota     Construction products
                             manufacturing              15,000      Leased
     Livermore, California   Construction products
                             manufacturing             103,500      Leased
     Rancho Cucamonga,
        California           Warehouse                  20,600      Leased
     North Wilkesboro,
        N. Carolina          Construction products
                             manufacturing              23,500      Leased
     Hainesport, New Jersey  Warehouse                  10,800      Leased
     Denver, Colorado        Administrative office and
                             construction products
                             manufacturing              90,000      Leased
     Largo, Florida          Administrative office and
                             construction products
                             manufacturing             100,000      Owned


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

                                PART II

     Item 5. Market for Common Equity and Related Stockholder
     Matters

     As of December 31, 1999, there were 137 shareholders of record of the Company's common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

     The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System - National Market System ("Nasdaq"). Its trading symbol is "ROCK". The following table sets forth the high and low sales prices per share for the Company's common stock for each quarter of 1999 and 1998:

                                 1999                   1998
                           High       Low          High       Low
          Fourth Quarter  $ 26      $ 21 3/4    $ 22 7/8    $ 15
          Third Quarter     25 3/4    20 1/8      23          14 3/8
          Second Quarter    25 1/4    19 3/4      25 1/4      20 1/2
          First Quarter     23 1/2    17          25 3/4      18 1/2

     The Company declared dividends of $.05 per share in the first quarter of 1999 and $.025 per share in each of the second, third and fourth quarters of 1999. No dividends were declared in 1998.

Item 6.  Selected Financial Data
   (in thousands, except per share data)

                                 Year Ended December 31,
                        1999     1998     1997     1996       1995

Net Sales            $ 621,918 $ 557,944 $ 449,700 $ 342,974 $ 282,833
Income from
operations              55,469    44,455    32,603    30,617    20,368
Interest expense        13,439    11,389     5,115     3,827     3,984
Income before income
taxes                   42,030    33,066    27,488    26,790    16,384
Income taxes            17,022    13,226    11,072    10,815     6,662
Net income              25,008    19,840    16,416    15,975     9,722

Net income per
share-Basic           $   1.99  $   1.59  $   1.33  $   1.42   $   .96

Weighted average shares
outstanding-Basic       12,540    12,456    12,357    11,261    10,164

Net income per
share-Diluted         $   1.95  $   1.57  $   1.30  $   1.39   $   .95

Weighted average shares
outstanding-Diluted     12,806   12,651   12,591   11,464    10,213

Cash dividends per
common share          $   .125  $   -     $   -     $   -      $    -

Current assets       $ 182,591  $ 175,834 $ 130,746 $ 109,526 $  86,995
Current liabilities     69,668     51,598    43,101    40,853    29,480
Total assets           522,080    438,435   281,336   222,507   167,423
Total debt             236,621    200,746    83,024    49,841    59,054
Shareholders' equity   185,459    160,308   140,044   121,744    70,244

Capital expenditures $  21,999  $  22,062 $  21,784 $  15,477 $  14,504
Depreciation            14,613     11,221     7,475     5,581     4,196
Amortization             2,839      2,112     1,003       665       342

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Year Ended 1999 Compared to Year Ended 1998

     Net sales increased $64.0 million, or 11.5%, to a record $621.9 million in 1999 from $557.9 million in 1998. This increase primarily resulted from including the net sales of Southeastern Heat Treating (acquired April 1, 1999), Weather Guard (acquired July 1, 1999), Hi-Temp (acquired August 1, 1999), Brazing Concepts (acquired November 1,
     1999) and Hughes (acquired December 1, 1999) (the 1999 acquisitions) from their respective acquisition dates, and a full year of net sales of Solar (acquired March 1, 1998), Appleton (acquired April 1, 1998), USP (acquired June 1, 1998) and Harbor (acquired October 1, 1998) (the 1998 acquisitions), together with sales growth at existing operations.

     Cost of sales increased $37.5 million, or 8.2%, to $493.9 million in 1999 from $456.4 million in 1998. Cost of sales as a percentage of net sales decreased to 79.4% in 1999 from 81.8% in 1998. This improvement was due to the 1999 and 1998 acquisitions, which have historically generated higher margins than the Company's existing operations, and due to lower raw material costs at existing operations.

     Selling, general and administrative expenses increased $15.5 million, or 27.1%, to $72.5 million in 1999 from $57.0 in 1998. Selling, general and administrative expenses as a percentage of net sales increased to 11.7% in 1999 from 10.2% in 1998. This increase was due to higher costs as a percentage of net sales attributable to the 1999 and 1998 acquisitions, and due to performance based compensation linked to the Company's sales and profitability.

     Interest expense increased by $2.0 million from 1998 to 1999 primarily due to higher borrowings in 1999 as a result of the Company's current year acquisitions and capital expenditures and due to a higher effective interest rate in 1999 than in 1998.

     As a result of the above, income before taxes increased
     $9.0 million, or 27.1%, to a record $42.0 million in 1999 from $33.1 million in 1998.

     Income taxes approximated $17.0 million in 1999, based on a 40.5% effective rate compared with a 40.0% effective rate in 1998.


     Year Ended 1998 Compared to Year Ended 1997

     Net sales increased $108.2 million, or 24%, to $557.9 million in 1998 from $449.7 million in 1997. This increase primarily resulted from including the net sales of Solar (acquired March 1, 1998), Appleton (acquired April 1, 1998), USP (acquired June 1, 1998) and Harbor (acquired October 1, 1998) (the 1998 acquisitions) from their respective acquisition dates with the net sales of the Company's existing operations, and from sales growth at existing operations.

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

     As a result of the above, income before taxes increased by $5.6 million, or 20%, to $33.1 million in 1998 from $27.5 million in 1997.

     Income taxes approximated $13.2 million in 1998, based on a 40.0% effective rate compared with a 40.3% effective rate in 1997.


     Liquidity and Capital Resources

     During 1999, the Company's working capital decreased to $112.9 million due to an increase in accounts payable to support higher sales levels and an increase in accrued income taxes. Long-term debt increased by $35.9 million to $235.3 million and to 56% of total capitalization at December 31, 1999. Additionally, shareholders' equity increased by 16% to $185.5 million.

     The Company's principal capital requirements are to fund its operations, including working capital requirements, the purchase and funding of improvements to its property and equipment, and to fund acquisitions.

     The Company's primary sources of liquidity are from cash provided by operating activities and the Company's revolving credit facility. Net cash provided by operations of $60.7 million resulted primarily from net income of $25.0 million, depreciation and amortization of $17.5 million, a decrease in inventory of $6.9 million, exclusive of acquisitions, and an increase in accounts payable and accrued expenses of $10.2 million.

     During 1999, the Company amended its revolving credit agreement with its bank group to increase the capacity of its revolver to $280 million. Borrowings thereunder are secured with its accounts receivable, inventories and property and equipment. At December 31, 1999, the Company had interest rate swap agreements outstanding which effectively converted $75 million of borrowings under the revolving credit agreement to fixed rates ranging from 6.37% to 7.08% and which terminate at different dates beginning in November 2000. The Company accounts for interest rate swap agreements on an accrual basis. Additional borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 7.07% at December 31, 1999.

     Net cash provided by operations of $60.7 million combined with net proceeds from long-term debt of $26.9 million were primarily used for the acquisition of Southeastern Heat Treating, Weather Guard, Hi-Temp, Brazing Concepts and Hughes, and for capital expenditures.

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


     Impact of Year 2000

     The Year 2000 issue concerns the ability of computer hardware and software to distinguish between the year
     1900 and the year 2000. An inability to make this distinction could result in computer application failure.

     During 1999, the Company completed a detailed assessment of all its information technology and non-information technology hardware and software with regard to the Year 2000 issue, with special emphasis on mission critical systems. Information and non-information technology hardware and software were inventoried and those not Year 2000 ready were identified, remediated (i.e., corrected or replaced) and tested to ensure that they would, in fact, operate as desired according to Year 2000 requirements. The Company expensed approximately $500,000 during 1999 in connection with remediating its systems.

     As a result of its Year 2000 readiness efforts, the Company's mission critical information technology and non-information technology systems successfully distinguished between the year 1900 and the year 2000 on January 1, 2000, without any mission critical application failure. However, the Company will continue to monitor its mission critical computer applications throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


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


                         Safe Harbor Statement

     The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements by the Company, other than historical information, constitute "forward looking statements" within the meaning of the Act and may be subject to a number of risk factors. Factors that could affect these statements include, but are not limited to, the following: the impact of changing steel prices on the Company's results of operations; changing demand for the company's products and services; the impact of the Year 2000 matter; and changes in interest or tax rates.

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

     The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. As part of their audit of the Company's 1999 financial statements, PricewaterhouseCoopers LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

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








     Brian J. Lipke
     Chairman of the Board
     and Chief Executive Officer




     Walter T. Erazmus
     President




     John E. Flint
     Vice President
     and Chief Financial Officer

     Item 8. Financial Statements and Supplementary Data
                                                          Page
                                                         Number
        Index to Financial Statements:

        Financial Statements:

            Report of Independent Accountants              19

            Consolidated Balance Sheet at December 31,
            1999 and 1998                                  20

            Consolidated Statement of Income for the
            three years ended December 31, 1999            21

            Consolidated Statement of Cash Flows for
            the three years ended December 31, 1999        22

            Consolidated Statement of Shareholders'
            Equity for the three years ended
            December 31, 1999                              23

            Notes to Consolidated Financial Statements     24

     Supplementary Data:

        Quarterly Unaudited Financial Data                 33

                   Report of Independent Accountants



     To the Board of Directors and
     Shareholders of Gibraltar Steel Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gibraltar Steel Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     PricewaterhouseCoopers LLP
     Buffalo, New York
     January 21, 2000

                        GIBRALTAR STEEL CORPORATION
                        CONSOLIDATED BALANCE SHEET
              (in thousands, except share and per share data)


                                                      December 31,
     ASSETS                                        1999          1998

     Current assets:
          Cash and cash equivalents             $  4,687      $  1,877
          Accounts receivable                     78,418        71,070
          Inventories                             94,994        99,351
          Other current assets                     4,492         3,536
               Total current assets              182,591       175,834

     Property, plant and equipment, net          216,030       176,221
     Goodwill                                    115,350        79,971
     Other assets                                  8,109         6,409
                                               $ 522,080      $ 438,435

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
          Accounts payable                      $ 48,857      $ 38,601
          Accrued expenses                        19,492        11,646
          Current maturities of long-
          term debt                                1,319         1,351
               Total current liabilities          69,668        51,598


     Long-term debt                              235,302       199,395
     Deferred income taxes                        29,328        25,289
     Other non-current liabilities                 2,323        1,845
     Shareholders' equity
          Preferred shares, $.01 par value;
          authorized: 10,000,000 shares;
          none outstanding                            -              -
          Common shares, $.01 par value;
          authorized: 50,000,000 shares;
          issued and outstanding:
          12,577,464 shares in 1999
          and 12,484,418 shares in 1998              126           125
          Additional paid-in capital              68,323        66,613
          Retained earnings                      117,010        93,570
               Total shareholders' equity        185,459       160,308
                                               $ 522,080     $ 438,435



    The accompanying notes are an integral part of these financial statements.

                       GIBRALTAR STEEL CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                  (in thousands, except per share data)

                                           Year Ended December 31,
                                        1999        1998        1997

  Net sales                         $ 621,918   $ 557,944   $  449,700

  Cost of sales                       493,945     456,449      375,537

       Gross profit                   127,973     101,495       74,163

  Selling, general and
  administrative expense               72,504      57,040       41,560

       Income from operations          55,469      44,455       32,603

  Interest expense                     13,439      11,389        5,115

       Income before taxes             42,030      33,066       27,488

  Provision for income taxes           17,022      13,226       11,072

       Net income                   $  25,008   $  19,840   $   16,416


  Net income per share - Basic      $    1.99   $    1.59   $     1.33

  Weighted average shares              12,540      12,456       12,357
  outstanding - Basic


  Net income per share - Diluted    $    1.95   $    1.57   $     1.30

  Weighted average shares              12,806      12,651       12,591
  outstanding - Diluted







   The accompanying notes are an integral part of these financial statements.

                           GIBRALTAR STEEL CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                Year Ended December 31,

                                               1999        1998       1997
    CASH FLOWS FROM OPERATING
    ACTIVITIES

    Net income                              $  25,008  $  19,840  $  16,416
    Adjustments to reconcile net
    income to net cash provided by
    operating activities:
        Depreciation and amortization          17,452     13,333      8,478
        Provision for deferred income taxes     2,383      1,693      2,227
        Undistributed equity
        investment income                       (466)      (284)      (444)
        Other noncash adjustments                 697        304        239
        Increase (decrease) in cash
        resulting from changes in (net
        of effects from acquisitions):
            Accounts receivable                 (118)    (5,363)      (176)
            Inventories                         6,873    (6,309)      1,607
            Other current assets                (272)    (1,430)      (726)
            Accounts payable and
            accrued expenses                   10,242    (7,572)    (2,597)
            Other assets                      (1,130)      (899)      (289)

        Net cash provided by
        operating activities                   60,669     13,313     24,735



    CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisitions, net of cash acquired       (65,380)   (99,415)   (26,475)
    Investments in property, plant
    and equipment                            (21,999)   (22,062)   (21,784)    )
    Net proceeds from sale of
    property and equipment                      2,838        187      1,050

        Net cash used in investing
        activities                           (84,541)  (121,290)   (47,209)



    CASH FLOWS FROM FINANCING
    ACTIVITIES

    Long-term debt reduction                 (67,160)   (61,508)   (79,962)
    Proceeds from long-term debt               94,081    168,825     98,417
    Net proceeds from issuance of
    common stock                                1,014        100        911
    Payment of dividends                      (1,253)          -          -

        Net cash provided by
        financing activities                   26,682    107,417     19,366

    Net increase (decrease) in cash
        and cash equivalents                    2,810      (560)    (3,108)
    Cash and cash equivalents at
        beginning of year                       1,877      2,437      5,545

    Cash and cash equivalents at end
        of year                             $   4,687  $   1,877  $   2,437

    The accompanying notes are an integral part of these financial statements.

                       GIBRALTAR STEEL CORPORATION
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (in thousands)


                                                      Additional
                                     Common Shares     Paid-in    Retained
                                    Shares    Amount   Capital    Earnings


     Balance at December 31, 1996   12,322    $  123  $ 64,307  $  57,314

        Net income                       -         -         -     16,416
        Stock options exercised
        and tax benefit                 73         1     1,562          -
        Stock awards                     4         -        82          -
        Profit sharing plan
        contribution                    11         -       239          -

     Balance at December 31, 1997   12,410       124    66,190     73,730

        Net income                       -         -         -     19,840
        Stock options exercised
        and tax benefit                  8         -       119          -
        Restricted stock granted        55         1         -          -
        Earned portion of
        restricted stock                 -         -        87          -
        Profit sharing plan
        contribution                    11         -       217          -

   Balance at December 31, 1998     12,484       125    66,613     93,570

        Net income                       -         -         -     25,008
        Stock options exercised
        and tax benefit                 72         1     1,124          -
        Cash dividend -
        $.125 per share                  -         -         -    (1,568)
        Earned portion of
        restricted stock                 -         -       116          -
        Profit sharing plan
        contributions                   21         -       470          -

   Balance at December 31, 1999     12,577    $  126  $ 68,323  $ 117,010






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

       Property, Plant and Equipment

       Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Accelerated methods are used for income tax purposes. Interest is capitalized in connection with construction of qualified assets. Under this policy, interest of $357,000, $404,000 and $963,000 was capitalized in 1999, 1998 and 1997, respectively.

       Goodwill

       Goodwill is amortized over 35 years. Amortization expense was $2,647,000, $1,949,000 and $880,000 in 1999, 1998, and
       1997, respectively. Accumulated amortization was $6,251,000 and $3,604,000 at December 31, 1999 and 1998.

       Shareholders' Equity

       In 1999, 1998 and 1997, the Company issued 20,572, 11,000
       and 11,000, respectively, of its common shares as contributions to its profit sharing plans.

       During 1999, the Company declared dividends of $1,568,000, of which $315,000 is accrued at December 31, 1999.

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

      2.  ACQUISITIONS

       On December 1, 1999, the Company purchased all the outstanding capital stock of Hughes Manufacturing, Inc. (Hughes) for approximately $11.5 million in cash. Hughes manufactures a broad line of fully engineered, code-approved steel lumber connectors and other metal hardware products.

       On November 1, 1999, the Company purchased all the outstanding capital stock of Brazing Concepts Company (Brazing Concepts) for approximately $25 million in cash. Brazing Concepts provides a wide variety of value-added brazing (i.e., metal joining), assembly and other metallurgical heat treating services on customer-owned materials.

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

      On October 1, 1998, the Company purchased all the outstanding capital stock of Harbor Metal Treating Co., Inc. and its affiliates (Harbor) for $13.5 million in cash. Harbor is a metallurgical heat treating service provider.

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

      These acquisitions have been accounted for under the purchase method with the results of their operations consolidated with the Company's results of operations from the respective acquisition dates. The aggregate excess of the purchase prices of these acquisitions over the fair market values of the net assets of the acquired companies is being amortized over 35 years from the acquisition dates using the straight-line method.

      The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 1998. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 1998 and are not necessarily indicative of future results of the combined companies.

                          (in thousands, except per share data)
                                 Year Ended December 31,
                                   1999          1998
                                       (unaudited)

      Net sales                    $ 664,162  $ 651,224
                                    ========    =======
      Income before taxes          $  43,524  $  35,531
                                      ======     ======
      Net income                   $  25,834  $  20,772
                                      ======     ======
      Net income per share - Basic $    2.06  $    1.67
                                      ======     ======

       3.  ACCOUNTS RECEIVABLE

       Accounts receivable are expected to be collected within one year and are net of reserves for doubtful accounts of $1,511,000 and $1,230,000 at December 31, 1999 and 1998,
       respectively.

       4.  INVENTORIES

       Inventories at December 31 consist of the following:

                                         (in thousands)
                                           1999        1998

       Raw material                       $ 59,899    $ 60,665
       Finished goods and work-in-process   35,095      38,686
            Total inventories             $ 94,994    $ 99,351
                                            ======      ======

       5.  PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, at cost less accumulated depreciation, at December 31 consists of the following:
                                               (in thousands)
                                         1999       1998

       Land and land improvements  $    6,961  $    5,290
       Building and improvements       54,782      48,506
       Machinery and equipment        204,012     160,633
       Construction in progress         8,758       8,730

                                      274,513     223,159
       Less accumulated depreciation
            and amortization           58,483      46,938

            Property, plant and
            equipment, net           $216,030    $176,221
                                      =======     =======

       6.  OTHER ASSETS

       Other assets at December 31 consist of the following:
       (in thousands)
                                           1999         1998

       Equity interest in partnership   $  4,485   $ 4,020
       Other                               3,624     2,389

            Total other assets         $   8,109 $   6,409
                                          ======    ======

       The Company's 31% partnership interest is accounted for using the equity method of accounting. The partnership provides a steel cleaning process called pickling to steel mills and steel processors, including the Company.

       7.  DEBT

       Long-term debt at December 31 consists of the following:
                                                  (in thousands)
                                                 1999       1998

       Revolving credit notes payable        $228,128   $196,047
       Industrial Development Revenue Bonds     6,362      3,905
       Note payable                             1,529          -
       Other debt                                 602        794

                                              236,621    200,746

       Less current maturities                 1,319       1,351

            Total long-term debt            $235,302    $199,395
                                            ========    ========

       In 1999, the Company amended its debt agreement increasing its revolving credit facility to $280,000,000. The facility is secured by the Company's accounts receivable, inventories, and property and equipment and is committed through April 2003. This facility has various interest rate options which are no greater than the bank's prime rate. In addition, the Company may enter into interest rate exchange agreements (swaps) to manage interest costs and exposure to changing interest rates. At December 31, 1999 the Company had interest rate swap agreements outstanding which effectively converted $75,000,000 of floating rate debt to fixed rates ranging from 6.37% to 7.08% and which terminate at different dates beginning November 2000. At December 31, 1999, additional borrowings consisted of $153,128,000 with an interest rate of LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 7.07% at December 31, 1999.

       In addition, the Company has Industrial Development Revenue Bonds payable in installments through September 2018, with interest rates ranging from a fixed rate of 4.22% to variable rates of up to 7.10% at December 31, 1999, which financed the cost of its Tennessee expansion and the expansion of the Coldwater, Michigan facility, both under capital lease agreements. The cost of the facilities and equipment equal the amount of the bonds and include accumulated amortization of $1,648,000. The agreements provide for the purchase of the facilities and equipment at any time during the lease terms at scheduled amounts or at the end of the leases for nominal amounts.

       The aggregate maturities on long-term debt including lease purchase obligations for the five years following December 31, 1999 are as follows: 2000, $1,319,000; 2001, $1,469,000;
       2002, $1,289,000; 2003, $228,752,000; and 2004, $629,000.

       The Company had no amounts outstanding under short-term borrowing for the years ended December 31, 1999 and 1998.

       The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.

       Total cash paid for interest in the years ended December 31, 1999, 1998 and 1997 was $13,357,000, $11,257,000 and
       $6,155,000, respectively.

       8.  LEASES

       The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $4,899,000, $3,554,000 and $3,771,000, respectively. Future minimum lease payments under these operating leases are $4,514,000, $3,979,000, $3,108,000, $2,615,000 and
       $1,758,000 for the years 2000, 2001, 2002, 2003 and 2004,
       respectively, and $6,985,000 thereafter through 2038.

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

       A supplemental pension plan provides defined pension benefits to certain salaried employees upon retirement. Net unfunded periodic pension costs of $199,000 and $166,000 were accrued under this plan in 1999 and 1998, respectively, and consisted primarily of service cost using a discount rate of 8.0% and 6.5%, respectively.

       Total expense for all retirement plans was $1,957,000, $1,774,000 and $1,258,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

       During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132
       Employers' Disclosures about Pensions and other Post-
       Retirement Benefits (FAS No. 132). Adoption of FAS No. 132 did not effect the Company's results of operations or financial position.

       10.  OTHER POST-RETIREMENT BENEFITS

       Certain subsidiaries of the Company provide health and life insurance to substantially all of their employees and to a number of retirees and their spouses. The net periodic post-retirement benefit cost charged to expense consisting of service cost, interest cost and amortization of transition obligations was $291,000, $255,000 and $223,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

       The approximate unfunded accumulated post-retirement benefit obligation at December 31, consists of the following (in thousands):

   Benefit Obligation  Service  Interest  Actuarial  Benefit  Benefit Obligation
      at January 1      Cost      Cost   (Gain)/Loss Payments  at December 31

1999   $2,105             90      135        (445)      (41)       $1,844
1998   $1,808             76      125         152       (56)       $2,105

       The accumulated post-retirement benefit obligation was determined using a weighted average discount rate of 8.0% in 1999 and 6.5% in 1998. The medical inflation rate was assumed to be 7% in 1999 and to decrease to 5% in 2000 and thereafter. The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated post-retirement benefit obligation at December 31, 1999 by approximately $320,000 and $271,000, respectively, and increase or decrease the annual service and interest costs by approximately $40,000.

       One of the Company's subsidiaries also provides post-retirement health care benefits to its unionized employees through contributions to a multi-employer health care plan.

       11.  INCOME TAXES

       The provision for income taxes consists of the following:

                                       (in thousands)
                                     1999        1998       1997

       Current tax expense
            Federal            $   12,332     $  9,749   $ 7,514
            State                  2,307         1,784     1,331
            Total current         14,639        11,533     8,845

       Deferred tax expense
            Federal                2,040         1,628     2,036
            State                    343            65       191
            Total deferred         2,383         1,693     2,227

            Total provision      $ 17,022     $ 13,226   $ 11,072
                                   ======       ======     ======

       Deferred tax liabilities (assets) at December 31, consist of the following:

                                        (in thousands)
                                       1999       1998

       Depreciation                $  29,460  $  25,088
       Goodwill                        1,770        916
       Inventory method change           740      1,344
       Other                             945      1,095
       Gross deferred tax liabilities 32,915     28,443

       State taxes                   (1,382)    (1,062)
       Other                         (4,999)    (3,849)
       Gross deferred tax assets     (6,381)    (4,911)

       Net deferred tax liabilities $ 26,534  $  23,532
                                      ======     ======

       The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S.
       statutory federal income tax rate to income before taxes as a result of the following differences:

                                                (in thousands)
                                            1999      1998     1997

       Statutory U.S. tax rates          $ 14,711   $ 11,573 $ 9,621
       Increase in rates resulting from:
         State and local taxes, net         1,723      1,202     989
         Other                                588        451     462

                                          $17,022     $13,226  $ 11,072
                                           ======      ======    ======

       Cash paid for income taxes, net of tax refunds, in the years ended December 31, 1999, 1998 and 1997 was $11,857,000,
       $9,180,000 and $9,100,000, respectively.

       12.  EARNINGS PER SHARE

       Statement of Financial Accounting Standards No. 128 Earnings Per Share requires dual presentation of basic and diluted earnings per share on the face of the income statement. The reconciliation between the computations is as follows:

                             Basic                   Diluted       Diluted
                Income       Shares      Basic EPS   Shares          EPS

       1999   $25,008,000   12,540,105     $1.99     12,806,338     $1.95
       1998   $19,840,000   12,455,554     $1.59     12,651,119     $1.57
       1997   $16,416,000   12,357,186     $1.33     12,591,019     $1.30

       Included in diluted shares are common stock equivalents of 266,233, 195,565, and 233,833 relating to options for the years ended December 31, 1999, 1998 and 1997, respectively.

       13.  STOCK OPTIONS

       The Company may grant non-qualified stock options to officers, employees, non-employee directors and advisers at an exercise price equal to 100% of market price, and incentive stock options to officers and other key employees at an exercise price not less than 100% of market price, up to an aggregate of 400,000 and 850,000 shares, respectively. The options may be exercised over a four year period from the grant date and expire ten years after the date of grant.

       The following table summarizes information about stock option transactions:

                         Options   Weighted Average   Options   Weighted Average
                       Outstanding  Exercise Price  Exercisable  Exercise Price

       Balance at
       January 1, 1997    556,250       $12.63        201,875         $10.80
            Granted       220,450        21.75
            Exercised    (72,219)        11.49
            Cancelled    (11,250)        10.75

       Balance at
       December 31, 1997  693,231       $15.68        282,781         $11.55
            Granted       336,650        17.36
            Exercised     (8,749)        11.12
            Cancelled    (24,502)        17.48

       Balance at
       December 31, 1998  996,630       $16.24        406,993         $13.30
            Granted        10,000        20.56
            Exercised    (72,474)        13.99
            Cancelled    (11,450)        18.54

       Balance at
       December 31, 1999  922,706       $16.44        528,819         $14.88
                          =======

       The Company realized tax benefits of $111,000 and $20,000 in the years ended December 31, 1999 and 1998, respectively, associated with the exercise of certain stock options which have been credited to additional paid-in-capital.

       Options outstanding at December 31, 1999 consisted of:

                                              Weighted                 Weighted
 Range of                 Weighted Average    Average                   Average
 Exercise       Options       Remaining       Exercise    Options       Exercise
 Prices        Outstanding  Contractual Life   Price     Exercisable     Price

$10 - $11        258,752      4.3 years       $10.77       258,752       $10.77
$15.63 - $22.50  663,954      7.9 years       $18.65       270,067       $18.81
                 922,706      6.9 years       $16.44       528,819       $14.88
                 =======                                   =======

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS No. 123). Accordingly, no compensation cost has been recognized for the option plans as stock options granted under these plans have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of FAS No. 123, the unaudited pro forma effect on the years ended December 31, 1999 and 1998 is as follows:

                          As Reported   Pro forma   As Reported   Pro forma
                             1999         1999         1998          1998

       Net Income         $25,008,000   $23,566,000  $19,840,000  $18,976,000
       Net Income per
       Share-Basic              $1.99         $1.88        $1.59        $1.52

       The Black-Scholes option-pricing model was used to estimate the fair value of the options granted on the date of grant. The fair values and assumptions used in the model, assuming no dividends, are as follows:


                             Expected    Stock       Risk-Free     Dividend
                  Fair Value   Life    Volatility  Interest Rate     Yield
       1999 Grant   $9.18     5 years    45.1%          4.4%          .2%
       1998 Grant   $7.74     5 years    43.7%          4.4%            -
       1997 Grant   $9.77     5 years    40.2%          6.1%            -

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

                  QUARTERLY UNAUDITED FINANCIAL DATA
                 (in thousands, except per share data)


     1999 Quarter Ended   March 31   June 30    Sept. 30    Dec. 31    Total

       Net Sales          $143,804   $160,241   $162,909    $154,964   $621,918

       Gross Profit         28,418     33,001     34,245      32,309    127,973

       Income From
       Operations           11,683     15,353     15,426      13,007     55,469

       Net Income            4,977      7,288      7,205       5,538     25,008

       Net Income
       Per Share-Basic    $    .40   $    .58   $   .57     $    .44   $   1.99

       Net Income
       Per Share-Diluted  $    .39   $    .57   $   .56     $    .43   $   1.95



     1998 Quarter Ended   March 31   June 30    Sept. 30    Dec. 31    Total

       Net Sales          $116,383   $144,882   $152,628    $144,051   $557,944

       Gross Profit         20,160     26,893     27,691      26,751    101,495

       Income From
       Operations            8,474     12,330     11,914      11,737     44,455

       Net Income            4,121      5,751      5,146       4,822     19,840

       Net Income
       Per Share-Basic    $    .33   $    .46   $    .41    $    .39   $   1.59

       Net Income
       Per Share-Diluted  $    .33   $    .45   $    .41    $    .38   $   1.57

     Item 9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure

     None.

                               PART III

     Item 10.  Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers of the Company is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1999 fiscal year.

     Item 11.  Executive Compensation

     Information regarding executive compensation is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1999 fiscal year.

     Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 1999 fiscal year.

     Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the company's 1999 fiscal year.

                                PART IV

     Item 14.    Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                       Page Number


     (a)    (1)  Financial Statements:

                 Report of Independent Accountants                         19

                 Consolidated Balance Sheet at December 31, 1999 and
                 1998                                                      20

                 Consolidated Statement of Income for the three
                 years ended December 31, 1999                             21

                 Consolidated Statement of Cash Flows for the three
                 years ended December 31, 1999                             22

                 Consolidated Statement of Shareholders' Equity for
                 the three years ended December 31, 1999                   23

                 Notes to Consolidated Financial Statements                24

            (2)  Supplementary Data

                 Quarterly Unaudited Financial Data                        33

            (3)  Exhibits

                 The exhibits to this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 37.


     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the three month period ended
            December 31, 1999.

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


     /s/ Brian J. Lipke      Chief Executive Officer     January 31, 2000
     Brian J. Lipke          and Chairman of the Board
                             (principal executive officer)

     /s/ Walter T. Erazmus   President                   January 31, 2000
     Walter T. Erazmus


     /s/ John E. Flint       Vice President and          January 31, 2000
     John E. FLint           Chief Financial Officer
                             (principal financial and
                             accounting officer)


     /s/ Neil E. Lipke       Director                    January 31, 2000
     Neil E. Lipke


     /s/ Gerald S. Lippes    Director                    January 31, 2000
     Gerald S. Lippes


     /s/ Arthur A. Russ, Jr. Director                    January 31, 2000
     Arthur A. Russ, Jr.


     /s/ David N. Campbell   Directr                     January 31, 2000
     David N. Campbell


     /s/ William P. Montague Director                    January 31, 2000
     William P. Montague

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

     3.2 Amended and Restated By-Laws of the Registrant effective August 11, 1998 (incorporated by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q forthe quarter ended September 30, 1998)

     4.1 Specimen Common Share Certificate (incorporated by reference to the same exhibit number to the Company's Registration Statement on Form S-1 (Registration
               No. 33-69304))

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

     10.3 Bond Purchase Agreement dated June 16, 1994 among the Industrial Development Board of the County of Hamilton, Tennessee, Fleet Bank of New York and Gibraltar Steel of Tennessee (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

     10.4      Lease dated September 1, 1990 between Erie County
               Industrial Development Agency and
               Integrated Technologies International, Ltd.
               (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

     10.5      Lease dated June 4, 1993 between Buffalo Crushed
               Stone, Inc. and Gibraltar Steel Corporation
               (incorporated by reference to
               Exhibit 10.14 to the Company's Registration Statement on Form S-1(Registration No. 33-69304))

     Exhibit                                                      Sequentially
     Number                 Exhibit                              Numbered Page


     10.6* Employment Agreement dated as of July 9, 1998 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1998)

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

     10.9*     Gibraltar Steel Corporation Incentive Stock Option
               Plan, Fourth Amendment and Restatement
               (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

     10.10*    Gibraltar Steel Corporation Restricted Stock Plan
               (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

     10.11*    Gibraltar Steel Corporation Restricted Stock Plan,
               First Amendment and Restatement (incorporated by reference to Exhibit 10.13 of the Company's Annual
               Report on Form 10-K for the year ended December 31, 1997)

     10.12*    Gibraltar Steel Corporation Non-Qualified Stock
               Option Plan (incorporated by reference to Exhibit 10.20 to the Company's
               Registration Statement on Form S-1
               (Registration No. 33-69304))

     10.13*    Gibraltar Steel Corporation Non-Qualified
               Stock Option Plan, First Amendment and Restatement
               (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-03979))

     10.14* Gibraltar Steel Corporation Profit Sharing Plan dated August 1, 1984, as Amended April 14, 1986 and May 1, 1987 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

     10.15* Changed in Control Agreement dated July 9, 1998 between Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

     Exhibit                                                      Sequentially
     Number                 Exhibit                              Numbered Page


     10.16*    Form of Change in Control Agreement dated July 9,
               1998 between Registrant and each of Neil E. Lipke,
               Eric R. Lipke, Walter T. Erazmus, Joseph A. Rosenecker, Carl P. Spezio and Andrew S. Tsakos (incorporated by reference to Exhibit 10.3 to the Company's
               Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1998)

     10.17     Second Amended and Restated Credit Agreement dated
               August 16, 1999 among Gibraltar Steel Corporation,
               Gibraltar Steel Corporation of New York,
               Chase Manhattan Bank, N.A., as Administrative
               Agent, and various financial institutions that
               are signatories thereto                                      40

     10.18     First Amendment, dated November 1, 1999, to the
               Second Amended and Restated Credit Agreement dated
               August 16, 1999 among Gibraltar Steel Corporation,
               Gibraltar Steel Corporation of New York,
               Chase Manhattan Bank, N.A., as Administrative Agent,
               and various financial institutions that are
               signatories thereto                                         117

     10.19     Second Amendment, dated December 1, 1999, to the
               Second Amended and Restated Credit Agreement
               dated August 16, 1999 among Gibraltar Steel
               Corporation, Gibraltar Steel Corporation of New York,
               Chase Manhattan Bank, N.A., as Administrative Agent,
               and various financial institutions that are
               signatories thereto                                         125

     10.20 First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling
               Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a
               general partnership                                         130

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

     21        Subsidiaries of the Registrant                              133

     27        Financial Data Schedule

               ________________________________

               * Document is a management contract or compensatory
                 plan or arrangement