Form 10-Q
period 2000-03-31
GIBRALTAR STEEL CORP
filed 2000-05-02
CIK 912562

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




            (Mark one)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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


        As of March 31, 2000, the number of common shares outstanding was: 12,579,719.







                                1 of 12

                      GIBRALTAR STEEL CORPORATION

                                 INDEX


        PAGE NUMBER
        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets
                 March 31, 2000 (unaudited) and
                 December 31, 1999 (audited)                     3

                 Condensed Consolidated Statements of Income
                 Three months ended
                 March 31, 2000 and 1999 (unaudited)             4

                 Condensed Consolidated Statements of Cash Flows
                 Three months ended March 31, 2000 and 1999
                 (unaudited)                                     5

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                      6 - 8


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                 9 - 12


        PART II. OTHER INFORMATION                              13









                                2 of 12

                    PART I.  FINANCIAL INFORMATION

                     Item 1. Financial Statements

                      GIBRALTAR STEEL CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (in thousands)

                                             March 31,    December 31,
                                               2000          1999
                                           (unaudited)     (audited)
     Assets

     Current assets:
            Cash and cash equivalents       $   3,022       $   4,687
            Accounts receivable                93,392          78,418
            Inventories                        98,179          94,994
            Other current assets                4,723           4,492

               Total current assets           199,316         182,591

     Property, plant and equipment, net       210,061         216,030
     Goodwill                                 114,489         115,350
     Other assets                               8,657           8,109

                                            $ 532,523       $ 522,080
                                             ========        ========

     Liabilities and Shareholders' Equity

     Current liabilities:
            Accounts payable                $  53,726       $  48,857
            Accrued expenses                   19,957          19,492
            Current maturities of
            long-term debt                        175           1,319

               Total current liabilities       73,858          69,668

     Long-term debt                           235,547         235,302

     Deferred income taxes                     29,476          29,328

     Other non-current liabilities              2,418           2,323

     Shareholders' equity
            Preferred shares                        -               -
            Common shares                         126             126
            Additional paid-in capital         68,387          68,323
            Retained earnings                 122,711         117,010

               Total shareholders' equity     191,224         185,459

                                            $ 532,523       $ 522,080
                                             ========        ========







            See accompanying notes to financial statements

                                3 of 12

                            GIBRALTAR STEEL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (in thousands, except per share data)



                                                   Three Months Ended
                                                        March 31,
                                                    2000        1999
                                                       (unaudited)

     Net sales                                    $ 167,634  $ 143,804

     Cost of sales                                  133,086    115,386

           Gross profit                              34,548     28,418

     Selling, general and administrative expense     20,230     16,735

           Income from operations                    14,318     11,683

     Interest expense                                 4,208      3,319

           Income before taxes                       10,110      8,364

     Provision for income taxes                       4,095      3,387

           Net income                             $   6,015  $   4,977
                                                   ========  =========

     Net income per share-Basic                   $     .48  $     .40
                                                   ========   ========
     Weighted average shares outstanding-Basic       12,579     12,496
                                                   ========   ========

     Net income per share-Diluted                 $     .47  $     .39
                                                   ========   ========
     Weighted average shares outstanding-Diluted     12,717     12,712
                                                   ========   ========







                  See accompanying notes to financial statements

                                     4 of 12

                      GIBRALTAR STEEL CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)



                                                  Three Months Ended
                                                      March 31,
                                                  2000        1999
                                                    (unaudited)

     Cash flows from operating activities
     Net income                                  $  6,015        $ 4,977
     Adjustments to reconcile net income to
        net cash (used in) provided by
        operating activities:
     Depreciation and amortization                  5,116          4,021
     Provision for deferred income taxes               81            731
     Undistributed equity investment income          (318)          (210)
     Other noncash adjustments                         29             29
     Increase (decrease) in cash resulting from
        changes in (net of acquisitions):
       Accounts receivable                        (14,974)        (9,738)
       Inventories                                 (3,185)         8,380
       Other current assets                          (165)          (595)
       Accounts payable and accrued expenses        5,431          7,226
       Other assets                                  (329)          (250)

        Net cash (used in) provided by
         operating activities                      (2,299)        14,571

     Cash flows from investing activities
     Purchases of property, plant and equipment    (5,302)        (4,878)
     Net proceeds from sale of property
     and equipment                                  7,114            147

        Net cash provided by (used in)
         investing activities                       1,812         (4,731)

     Cash flows from financing activities
     Long-term debt reduction                     (14,771)       (19,808)
     Proceeds from long-term debt                  13,872         13,953
     Payment of dividends                            (314)          (626)
     Net proceeds from issuance of common stock        35            342

        Net cash used in financing activities      (1,178)        (6,139)

         Net (decrease)increase in cash and
          cash equivalents                         (1,665)         3,701

     Cash and cash equivalents at
          beginning of year                         4,687          1,877

     Cash and cash equivalents at end of period   $ 3,022       $  5,578
                                                   ======        =======




            See accompanying notes to financial statements

                                5 of 12

                      GIBRALTAR STEEL CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



         1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements as of March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 have been included.

         Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

         The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


         2.  INVENTORIES

         Inventories consist of the following:

                                               (in thousands)
                                          March 31,     December 31,
                                                    2000
         1999
                                                 (unaudited)
         (audited)

         Raw material                        $ 61,610      $ 59,899
         Finished goods and work-in-process    36,569        35,095

         Total inventories                   $ 98,179      $ 94,994
                                              =======       =======






                                6 of 12

         3.  SHAREHOLDERS' EQUITY

         The changes in shareholders' equity consist of:

                                        (in thousands)
                                                Additional
                                 Common  Shares  Paid-in    Retained
                                 Shares  Amount  Capital    Earnings

         December 31, 1999        12,577  $ 126  $ 68,323  $117,010
         Net Income                    -     -         -      6,015
         Stock options exercised       3     -         35        -
         Earned portion of
            restricted stock           -     -         29        -
         Cash dividends -
            $.025 per share            -     -          -      (314)

         March 31, 2000           12,580  $ 126  $ 68,387  $122,711
                                 ==================================


         4.  EARNINGS PER SHARE

         Basic net income per share equals net income divided by the weighted average shares outstanding for the three months ended March 31, 2000 and 1999. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between basic and diluted earnings per share is as follows:

                             Basic       Basic     Diluted   Diluted
               Income        Shares       EPS      Shares     EPS

         2000  $ 6,015,000  12,579,418  $ .48    12,717,137  $ .47
         1999  $ 4,977,000  12,495,969  $ .40    12,712,487  $ .39

         Included in diluted shares are common stock equivalents relating to options of 137,719 and 216,518 for 2000 and 1999, respectively.

         5.  ACQUISITIONS

         On December 1, 1999, the Company purchased all the outstanding capital stock of Hughes Manufacturing, Inc.(Hughes)for approximately $11.5 million in cash.
         Hughes manufactures a broad line of fully engineered, code-approved steel lumber connectors and other metal hardware products.

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


                                7 of 12

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

         The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 1999.
         The pro forma amounts may not
         be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 1999 and are not necessarily indicative of future results of the combined companies.


                             (in thousands, except per share data)
                                      Three Months Ended
                                        March 31, 1999
                                         (unaudited)

         Net sales                        $  158,438
                                            =========
         Income before taxes              $    8,876
                                            =========
         Net income                       $    5,264
                                            =========
         Net income per share-Basic       $      .42
                                            =========







                                8 of 12

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Results of Operations

         Net sales increased $23.8 million, or 16.6%, to $167.6 million for the first quarter ended March 31, 2000 from $143.8 million for the prior year's first quarter. This increase resulted from including net sales of Weather Guard (acquired July 1, 1999), Hi-Temp (acquired August 1, 1999), Brazing Concepts (acquired November 1, 1999)and Hughes (acquired December 1, 1999)(collectively, the Acquisitions) together with sales growth at existing operations.

         Cost of sales as a percentage of net sales decreased to 79.4% for the first quarter of 2000 from 80.2% in 1999. This improvement was primarily due to the Acquisitions, which have historically generated higher margins than the Company's existing operations.

         Selling, general and administrative expenses as a percentage of net sales increased to 12.1% for the first quarter of 2000 from 11.6% for the same period of 1999. This increase was primarily due to higher costs as a percentage of sales attributable to the Acquisitions and performance based compensation linked to the Company's sales and profitability.

         Interest expense increased $.9 million from 1999 to 2000 primarily due to higher borrowings in 2000 related to the four acquisitions completed during the second half of 1999, and a higher effective borrowing rate in 2000.

         As a result of the above, income before taxes increased by $1.7 million for the first quarter ended March 31, 2000 compared to 1999.

         Income taxes approximated $4.1 million and $3.4 million for the first quarter of 2000 and 1999, respectively, based on an effective tax rate of 40.5% in both periods.


         Liquidity and Capital Resources

         During the first three months of 2000, the Company's working capital increased by $12.5 million to $125.5 million. Additionally, shareholders' equity increased by $5.8 million at March 31, 2000 to $191.2 million.

         The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

         Net income of $6.0 million and depreciation and amortization of $5.1 million combined with an increase in accounts payable and accrued expenses of $5.4 million to provide cash of $16.5 million. This was primarily offset by $18.2 million used for working capital purposes to service increased sales levels.




                                9 of 12

         During the first three months of 2000, $7.1 million of net proceeds from the sale of property and equipment and $1.7 million of cash on hand at the beginning of the period were used to fund operations, capital expenditures of $5.3 million and cash dividends of $.3 million, and to reduce long-term debt by $1.1 million.

         At March 31, 2000 the Company's aggregate credit facilities available approximated $280 million, with borrowings of approximately $230 million and an additional availability of approximately $50 million.

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









                               10 of 12

                      PART II.  OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K.

             1.  Exhibits

                     a.   Exhibit 27 - Financial Data Schedule



             2. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended March 31, 2000.











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



         Date May 2, 2000





                               12 of 12