Form 10-Q
period 2000-06-30
GIBRALTAR STEEL CORP
filed 2000-08-14
CIK 912562

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




            (Mark one)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

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


        As of June 30, 2000, the number of common shares outstanding was: 12,579,719.







                                1 of 12

                      GIBRALTAR STEEL CORPORATION

                                 INDEX


                                                         PAGE NUMBER
        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets
                 June 30, 2000 (unaudited) and
                 December 31, 1999 (audited)                    3

                 Condensed Consolidated Statements of Income
                 Three and Six months ended
                 June 30, 2000 and 1999 (unaudited)             4

                 Condensed Consolidated Statements of Cash Flows
                 Six months ended June 30, 2000 and 1999
                 (unaudited)                                    5

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                      6 - 8


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results
                 of Operations                               9 - 10


        PART II. OTHER INFORMATION                             11









                                2 of 12

                    PART I.  FINANCIAL INFORMATION

                     Item 1. Financial Statements

                      GIBRALTAR STEEL CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (in thousands)

                                          June 30,   December 31,
                                            2000        1999
                                        (unaudited)   (audited)
     Assets

     Current assets:
            Cash and cash equivalents    $   5,952  $   4,687
            Accounts receivable             96,591     78,418
            Inventories                     96,307     94,994
            Other current assets             5,398      4,492

               Total current assets        204,248    182,591

     Property, plant and equipment, net    209,747    216,030
     Goodwill                              115,372    115,350
     Other assets                            9,549      8,109

                                         $ 538,916  $ 522,080
                                          ========   ========

     Liabilities and Shareholders' Equity

     Current liabilities:
            Accounts payable             $  61,561  $  48,857
            Accrued expenses                18,816     19,492
            Current maturities of
               long-term debt                  202      1,319

               Total current liabilities    80,579     69,668

     Long-term debt                        226,467    235,302

     Deferred income taxes                  30,604     29,328

     Other non-current liabilities           2,537      2,323

     Shareholders' equity
            Preferred shares                     -          -
            Common shares                      126        126
            Additional paid-in capital      68,416     68,323
            Retained earnings              130,187    117,010

               Total shareholders' equity  198,729    185,459

                                         $ 538,916  $ 522,080
                                          ========   ========




            See accompanying notes to financial statements

                                3 of 12

                            GIBRALTAR STEEL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (in thousands, except per share data)



                               Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                  2000      1999      2000      1999
                                   (unaudited)         (unaudited)

     Net sales                 $ 181,523 $ 160,241 $ 349,157 $ 304,045

     Cost of sales               144,907   127,240   277,993   242,626

           Gross profit           36,616    33,001    71,164    61,419

     Selling, general and
      administrative expense      19,200    17,648    39,430    34,383

         Income from operations   17,416    15,353    31,734    27,036

     Interest expense              4,217     3,103     8,425     6,422

           Income before taxes    13,199    12,250    23,309    20,614

     Provision for income taxes    5,345     4,962     9,440     8,349

           Net income          $   7,854 $   7,288 $  13,869 $  12,265
                               ========= ========= ========= =========

     Net income per
      share-Basic              $     .62 $     .58 $    1.10 $     .98
                               ========= ========= ========= =========
     Weighted average number of
      shares outstanding-Basic    12,580    12,530    12,580    12,513
                               ========= ========= ========= =========

     Net income per
      share-Diluted            $     .62 $     .57 $    1.09 $     .96
                               ========= ========= ========= =========
     Weighted average number
      of shares outstanding
      -Diluted                    12,674    12,796    12,696    12,754
                                ======== ========= ========= =========






                  See accompanying notes to financial statements

                                     4 of 12

                      GIBRALTAR STEEL CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)



                                                 Six Months Ended
                                                      June 30,
                                                  2000      1999
                                                    (unaudited)
     Cash flows from operating activities
     Net income                                $ 13,869  $ 12,265
     Adjustments to reconcile net income to
        net cash provided by operating activities:
     Depreciation and amortization               10,291     8,162
     Provision for deferred income taxes          1,050     1,088
     Undistributed equity investment income        (232)     (173)
     Other noncash adjustments                       58       364
     Increase (decrease) in cash resulting from
        changes in (net of acquisitions):
       Accounts receivable                      (18,173)  (15,962)
       Inventories                               (1,313)    9,816
       Other current assets                        (681)     (256)
       Accounts payable and accrued expenses     12,244    16,530
       Other assets                              (3,150)   (1,473)

        Net cash provided by
         operating activities                    13,963    30,361

     Cash flows from investing activities
     Purchases of property, plant and equipment (9,338) (12,641) Net proceeds from sale of
         property and equipment                   7,249     2,407

        Net cash used in investing activities    (2,089)  (10,234)

     Cash flows from financing activities
     Long-term debt reduction                   (32,363)  (42,660)
     Proceeds from long-term debt                22,411    26,953
     Payment of dividends                          (692)     (939)
     Net proceeds from issuance of common stock      35       707

        Net cash used in financing activities   (10,609)  (15,939)

         Net increase in cash and
          cash equivalents                        1,265     4,188

     Cash and cash equivalents
         at beginning of year                     4,687     1,877

     Cash and cash equivalents
         at end of period                       $ 5,952   $ 6,065
                                                =======   =======



            See accompanying notes to financial statements

                                5 of 12

                      GIBRALTAR STEEL CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



         1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements as of June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 have been included.

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

         The results of operations for the six month period ended
         June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


         2.  INVENTORIES

         Inventories consist of the following:

                                                (in thousands)
                                             June 30,   December 31,
                                               2000        1999
                                           (unaudited)  (audited)

         Raw material                       $ 59,782    $ 59,899
         Finished goods and work-in-process   36,525      35,095

         Total inventories                  $ 96,307    $ 94,994
                                             =======     =======





                                6 of 12

         3.  SHAREHOLDERS' EQUITY

         The changes in shareholders' equity consist of:

                                        (in thousands)
                                                  Additional
                                 Common   Shares    Paid-in  Retained
                                 Shares   Amount    Capital  Earnings

         December 31, 1999        12,577 $  126  $ 68,323   $117,010
         Net Income                    -      -         -     13,869
         Stock options exercised       3      -        35          -
         Earned portion of
             restricted stock          -      -        58          -
         Cash dividends -
             $.055 per share           -      -         -       (692)

         June 30, 2000            12,580 $  126  $ 68,416   $130,187
                                  ==================================


         4.  EARNINGS PER SHARE

         Basic net income per share equals net income divided by the weighted average shares outstanding for the six months ended June 30, 2000 and 1999. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between basic and diluted earnings per share is as follows:

                                    Basic   Basic   Diluted    Diluted
                      Income       Shares    EPS     Shares     EPS

             2000   $13,869,000  12,579,569  $1.10  12,695,586  $1.09
             1999   $12,265,000  12,513,101  $ .98  12,754,377  $ .96


         Included in diluted shares are common stock equivalents relating to options of 116,017 and 241,276 for 2000 and 1999, respectively.


         5.  ACQUISITIONS

         On December 1, 1999, the Company purchased all the outstanding capital stock of Hughes Manufacturing, Inc.(Hughes) for approximately $11.5 million in cash.
         Hughes manufactures a broad line of fully engineered, code-approved steel lumber connectors and other metal hardware products.

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


                            (in thousands, except per share data)
                                       Six Months Ended
                                        June 30, 1999
                                        (unaudited)

         Net sales                       $  334,785
                                          =========
         Income before taxes             $   22,004
                                          =========
         Net income                      $   13,057
                                          =========
         Net income per share-Basic      $     1.04
                                          =========


         6.  SUBSEQUENT EVENT

         On July 17, 2000, the Company purchased all the outstanding capital stock of Milcor Limited Partnership (Milcor) for approximately $42.5 million in cash. The results of operations of Milcor will be consolidated with the Company's results of operations from the acquisition date for the quarter ending September 30, 2000.

         Also on July 17, 2000, the Company increased the availability under its revolving credit facility to $290 million.





                                8 of 12

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations Results of Operations

         Net sales of $181.5 million for the second quarter ended June 30, 2000 increased 13.3% from net sales of $160.2 million for the prior year's second quarter despite the elimination of approximately $5 million in sales from disposed of operations that were included in the prior year's second quarter sales. Net sales of $349.2 million for the six months ended June 30, 2000 increased 14.8% from net sales of $304.0 million for the same period of 1999. These increases resulted from including net sales of Weather Guard (acquired July 1, 1999), Hi-Temp (acquired August 1, 1999), Brazing Concepts (acquired November 1,
         1999) and Hughes (acquired December 1, 1999) (collectively, the Acquisitions) together with sales growth at existing operations.

         Cost of sales as a percentage of net sales increased to 79.8% for the second quarter ended June 30, 2000 from 79.4% for the prior year's second quarter. Cost of sales decreased to 79.6% for the six months ended June 30, 2000 from 79.8% for the same period in 1999. The improvement for the six months ended June 30, 2000 was primarily due to the Acquisitions, which have historically generated higher margins than the Company's existing operations, partially offset by product mix and higher raw material costs at existing operations during the second quarter of 2000.

         Selling, general and administrative expenses as a percentage of net sales decreased to 10.6% for the second quarter ended June 30, 2000 from 11.0% for the same period of 1999 and were 11.3% for the six month periods ended June 30, 2000 and June 30, 1999. The decrease for the second quarter was primarily due to decreases in expenses of existing operations as a percentage of net sales, slightly offset by higher costs attributable to the Acquisitions.

         Interest expense for the second quarter and six months ended June 30, 2000 increased by $1.1 million and $2.0 million, respectively, from the same periods in 1999 primarily due to higher interest rates in effect and higher average borrowings during 2000 to finance the Acquisitions and capital expenditures.

         As a result of the above, income before taxes increased by $.9 million and $2.7 million for the second quarter and six months ended June 30, 2000 from the same periods of 1999.

         Income taxes for the second quarter and six months ended
         June 30, 2000 approximated $5.3 million and $9.4 million, respectively, and were based on a 40.5% effective tax rate in both periods.


         Liquidity and Capital Resources

         During the first six months of 2000, the Company's working capital increased to $123.7 million. Additionally, shareholders' equity increased by $13.3 million at June 30, 2000 to $198.7 million.

         The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

                                9 of 12

         Net cash provided by operations of $14.0 million resulted primarily from net income of $13.9 million, depreciation and amortization of $10.3 million, and an increase in accounts payable and accrued expenses of $12.2 million, offset by increases in accounts receivable of $18.2 million and inventory of $1.3 million, necessary to service increased sales levels, and an increase in other assets of $3.2 million.

         The $14.0 million of net cash provided by operations and $7.2 million in net proceeds from the sale of property and equipment were used to fund capital expenditures of $9.3 million and cash dividends of $.7 million and to pay down $10.0 million of the Company's credit facility.

         At June 30, 2000 the Company's revolving credit facility available approximated $280 million, with borrowings of approximately $221 million and an additional availability of approximately $59 million. On July 17, 2000, the Company increased the availability under its revolving credit facility to $290 million.

         The Company believes that availability of funds under its credit facilities together with cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its existing operations.


         Recent Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS No. 133) which requires recognition of the fair value of derivatives in the statement of financial position, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the hedging nature of the derivative. Implementation of FAS No. 133 is required for the first quarter of fiscal 2001. The Company does not believe that FAS No. 133 will have a material impact on its earnings or other comprehensive income.


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




                               10 of 12

                      PART II.  OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K.

             1.  Exhibits

                   a.   Exhibit 10.1 -  Gibraltar Steel Corporation
                                        Incentive Stock Option Plan
                                        Fifth Amendment and Restatement

                   b.  Exhibit 27   -   Financial Data Schedule



             2. Reports on Form 8-K. There were no reports on Form 8-K during the six months ended June 30, 2000.









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






         Date August 11, 2000







                               12 of 12