Form 10-Q
period 2000-09-30
GIBRALTAR STEEL CORP
filed 2000-11-13
CIK 912562

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549




            (Mark one)
            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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


        As of September 30, 2000, the number of common shares outstanding was: 12,579,719.




                                1 of 12

                      GIBRALTAR STEEL CORPORATION

                                 INDEX


                                                            PAGE NUMBER
        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets
                 September 30, 2000 (unaudited) and
                 December 31, 1999 (audited)                      3

                 Condensed Consolidated Statements of Income
                 Three and Nine months ended
                 September 30, 2000 and 1999 (unaudited)          4

                 Condensed Consolidated Statements of Cash Flows
                 Nine months ended September 30, 2000 and 1999
                 (unaudited)                                      5

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                       6 - 8


        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                               9 - 10


        PART II. OTHER INFORMATION                               11





                                2 of 12

                    PART I.  FINANCIAL INFORMATION

                     Item 1. Financial Statements

                      GIBRALTAR STEEL CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (in thousands)

                                       September 30, December 31,
                                            2000        1999
                                        (unaudited)    (audited)
     Assets

     Current assets:
            Cash and cash equivalents    $   3,529   $   4,687
            Accounts receivable             98,719      78,418
            Inventories                    102,758      94,994
            Other current assets             4,768       4,492

               Total current assets        209,774     182,591

     Property, plant and equipment, net    228,197     216,030
     Goodwill                              131,290     115,350
     Other assets                            9,678       8,109

                                         $ 578,939   $ 522,080
                                          ========    ========

     Liabilities and Shareholders' Equity

     Current liabilities:
            Accounts payable             $  48,648   $  48,857
            Accrued expenses                22,884      19,492
            Current maturities of
               long-term debt                  314       1,319

               Total current liabilities    71,846      69,668

     Long-term debt                        266,289     235,302

     Deferred income taxes                  32,565      29,328

     Other non-current liabilities           2,610       2,323

     Shareholders' equity
            Preferred shares                     -           -
            Common shares                      126         126
            Additional paid-in capital      68,445      68,323
            Retained earnings              137,058     117,010

               Total shareholders' equity  205,629     185,459

                                         $ 578,939   $ 522,080
                                          ========    ========



            See accompanying notes to financial statements

                                3 of 12

                            GIBRALTAR STEEL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (in thousands, except per share data)




                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
                                  2000      1999      2000      1999
                                   (unaudited)         (unaudited)

     Net sales                 $ 178,326 $ 162,909 $ 527,483 $ 466,954

     Cost of sales               142,463   128,664   420,456   371,290

           Gross profit           35,863    34,245   107,027    95,664

     Selling, general and
      administrative expense      18,595    18,819    58,025    53,202

           Income from operations 17,268    15,426    49,002    42,462

     Interest expense              5,086     3,318    13,511     9,740

           Income before taxes    12,182    12,108    35,491    32,722

     Provision for income taxes    4,934     4,903    14,374    13,252

           Net income          $   7,248 $   7,205 $  21,117 $  19,470
                               ========= ========= ========= =========

     Net income per
           share-Basic         $     .58 $     .57 $    1.68 $    1.55
                               ========= ========= ========= =========
     Weighted average number of
      shares outstanding-Basic    12,580    12,563    12,580    12,530
                               ========= ========= ========= =========

     Net income per
           share-Diluted       $     .57 $     .56 $    1.66 $    1.52
                               ========= ========= ========= =========
     Weighted average number
           of shares
           outstanding-Diluted    12,708    12,862    12,700    12,790
                               ========= ========= ========= =========





                  See accompanying notes to financial statements

                                     4 of 12

                    GIBRALTAR STEEL CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)



                                               Nine Months Ended
                                                 September 30,
                                                 2000      1999
                                                   (unaudited)

     Cash flows from operating activities
     Net income                                $ 21,117  $ 19,470
     Adjustments to reconcile net income to
        net cash provided by operating activities:
     Depreciation and amortization               15,763    12,699
     Provision for deferred income taxes          3,358     1,921
     Undistributed equity investment income        (461)     (293)
     Other noncash adjustments                       87       587
     Increase (decrease) in cash resulting from
        changes in (net of acquisitions):
       Accounts receivable                      (14,481)  (15,912)
       Inventories                               (1,977)    6,286
       Other current assets                        (460)     (597)
       Accounts payable and accrued expenses        (96)   21,849
       Other assets                              (3,175)     (955)

        Net cash provided by
        operating activities                     19,675    45,055

     Cash flows from investing activities
     Acquisitions, net of cash acquired         (43,267)  (31,484)
     Purchases of property, plant and equipment (13,849) (17,917) Net proceeds from sale of
       property and equipment                     7,335     2,425

        Net cash used in investing activities   (49,781) (46,976)

     Cash flows from financing activities
     Long-term debt reduction                   (43,929)  (62,727)
     Proceeds from long-term debt                73,911    66,953
     Payment of dividends                        (1,069)   (1,253)
     Net proceeds from issuance of common stock      35       890

        Net cash provided by
        financing activities                     28,948     3,863

         Net (decrease)increase in cash and
         cash equivalents                        (1,158)    1,942

     Cash and cash equivalents at
         beginning of year                        4,687     1,877

     Cash and cash equivalents at
         end of period                         $  3,529  $  3,819
                                                =======   =======



            See accompanying notes to financial statements

                                5 of 12

                      GIBRALTAR STEEL CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



         1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements as of September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 have been included.

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

         The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


         2.  INVENTORIES

         Inventories consist of the following:

                                              (in thousands)
                                         September 30,  December 31,
                                              2000          1999
                                          (unaudited)    (audited)

         Raw material                       $ 62,817      $ 59,899
         Finished goods and work-in-process   39,941        35,095

         Total inventories                  $102,758      $ 94,994
                                             =======       =======




                                6 of 12

         3.  SHAREHOLDERS' EQUITY

         The changes in shareholders' equity consist of:

                                          (in thousands)
                                                 Additional
                                 Common   Shares  Paid-in  Retained
                                 Shares   Amount  Capital  Earnings

         December 31, 1999        12,577  $ 126  $  68,323  $117,010
         Net Income                    -      -          -    21,117
         Stock options exercised       3      -         35         -
         Earned portion of
          restricted stock             -      -         87         -
         Cash dividends -
          $.085 per share              -      -          -    (1,069)

         September 30, 2000       12,580  $ 126  $  68,445  $137,058
                                ====================================

         4.  EARNINGS PER SHARE

         Basic net income per share equals net income divided by the weighted average shares outstanding for the nine months ended September 30, 2000 and 1999. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between basic and diluted earnings per share is as follows:

                             Basic     Basic    Diluted    Diluted
                 Income      Shares      EPS     Shares       EPS

         2000  $21,117,000  12,579,619  $1.68  12,699,683  $1.66
         1999  $19,470,000  12,529,765  $1.55  12,790,462  $1.52

         Options to purchase 1,163,594 shares of the Company's common stock are outstanding as of September 30, 2000, which are exercisable at prices ranging from $10.00 to $22.50 per share. Included in diluted shares are common stock equivalents relating to options of 120,064 and 260,697 for 2000 and 1999, respectively.


         5.  ACQUISITIONS

         On July 17, 2000, the Company purchased all the outstanding capital stock of Milcor Limited Partnership (Milcor) for approximately $43 million in cash. Milcor manfactures a complete line of metal building products, including registers, vents, bath cabinets, access doors, roof hatches and telescoping doors.

         On December 1, 1999, the Company purchased all the outstanding capital stock of Hughes Manufacturing, Inc.(Hughes) for approximately $11.5 million in cash.
         Hughes manufactures a broad line of fully engineered, code-approved steel lumber connectors and other metal hardware products.

                                7 of 12

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


                               (in thousands, except per share data)
                                            Nine Months Ended
                                               September 30
                                           2000           1999
                                               (unaudited)

         Net sales                       $  554,292     $  523,192
                                          =========      =========
         Income before taxes             $   35,990     $   34,985
                                          =========      =========
         Net income                      $   21,414     $   20,816
                                          =========      =========
         Net income per share-Basic      $     1.70     $     1.66
                                          =========      =========

                                8 of 12

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

         Results of Operations

         Net sales of $178.3 million for the third quarter ended September 30, 2000 increased 9.5% from net sales of $162.9 million for the prior year's third quarter despite the elimination of approximately $4.0 million in sales from disposed of operations that were included in the prior year's third quarter sales. Net sales of $527.5 million for the nine months ended September 30, 2000 increased 13.0% from net sales of $467.0 million for the same period of 1999. These increases resulted from including net sales of Weather Guard (acquired July 1, 1999), Hi-Temp (acquired August 1, 1999), Brazing Concepts (acquired November 1,
         1999),Hughes (acquired December 1, 1999)and Milcor (acquired July 17, 2000) (collectively, the Acquisitions) together with sales growth at existing operations.

         Cost of sales as a percentage of net sales increased to 79.9% for the third quarter ended September 30, 2000 from 79.0% for the prior year's third quarter, and to 79.7% for the nine months ended September 30, 2000 from 79.5% for the same period in 1999, primarily due to higher raw material costs at existing operations.

         Selling, general and administrative expenses as a percentage of net sales decreased to 10.4% for the third quarter ended September 30, 2000 from 11.6% for the same period of 1999 and decreased to 11.0% for the nine month period ended September 30, 2000 from 11.4% for the same nine month period in 1999. These decreases were primarily due to the elimination of expenses from disposed of operations and decreases in performance based compensation, offset by higher costs attributable to the Acquisitions.

         Interest expense for the third quarter and nine months ended September 30, 2000 increased by $1.8 million and $3.8 million, respectively, from the same periods in 1999 primarily due to higher interest rates in effect and higher average borrowings during 2000 to finance the Acquisitions and capital expenditures.

         As a result of the above, income before taxes increased by $.1 million and $2.8 million for the third quarter and nine months ended September 30, 2000 from the same periods of 1999.

         Income taxes for the third quarter and nine months ended
         September 30, 2000 approximated $4.9 million and $14.4 million, respectively, and were based on a 40.5% effective tax rate in both periods.

         Liquidity and Capital Resources

         During the first nine months of 2000, the Company's working capital increased to $137.9 million. Additionally, shareholders' equity increased by $20.2 million at September 30, 2000 to $205.6 million.

         The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.


                                9 of 12

         Net cash provided by operations of $19.7 million resulted primarily from net income of $21.1 million, depreciation and amortization of $15.8 million and the provision for deferred income taxes of $3.4 million, offset by increases in accounts receivable of $14.5 million and inventories of $2.0 million, necessary to service increased sales levels, and an increase in other assets of $3.2 million.

         The $19.7 million of net cash provided by operations, $7.3 million in net proceeds from the sale of property and equipment and $30.0 million in net borrowings under the Company's revolving credit facility were used to fund the acquisition of Milcor, capital expenditures of $13.8 million and cash dividends of $1.1 million.

         At September 30, 2000 the Company's revolving credit
         facility available approximated $310 million, with
         borrowings of approximately $261 million and an additional
         availability of approximately $49   million.

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

                      PART II.  OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K.

             1.  Exhibits

                   a.   Exhibit 10.1 - Third Amended and Restated
                                      Credit Agreement Dated
                                      September 29, 2000
                                      among Gibraltar Steel
                                      Corporation, Gibraltar Steel
                                      Corporation of New York, Chase
                                      Manhattan Bank, N.A., as
                                      Administrative Agent, and
                                      various Financial Institutions
                                      that are signatories thereto



                   b.  Exhibit 27   - Financial Data Schedule



             2. Reports on Form 8-K. There were no reports on Form 8-K
                during the nine months ended September 30, 2000.










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






         Date November 10, 2000





                               12 of 12