Form 10-K
period 2000-12-31
GIBRALTAR STEEL CORP
filed 2001-02-22
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                     ______________________________

                                FORM 10-K
  (Mark One)
    (  X  )     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES ACT OF 1934
               For The Fiscal Year Ended December 31, 2000

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

                                    Name of each exchange
  Title of each class               on which registered
  Common Stock, $.01 par value     NASDAQ National Market System

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

  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

  As of December 31, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Registrant amounted to $111,451,000.

  As of December 31, 2000, the number of common shares outstanding was:
  12,567,147.


                   DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2001, are incorporated by reference into Part III of this report.

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

     Metal Processes, Products and Services

     The Company processes, produces and delivers a variety of products and services on a just-in-time basis for industrial manufacturers, fabricators and other end-users in the automotive, automotive supply, building and construction, steel, machinery and fastener industries.

     The following table sets forth certain information regarding sales of products and services as a percentage of net sales for the past three years:
                                       Year ended December 31,
     Processes, Products and Services    1998   1999   2000
     Cold-rolled strip steel              30%    29%    28%
     Building and construction products   32%    35%    36%
     Precision metal products             31%    26%    23%
     Heat treating and other services      7%    10%    13%

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

     The Company operates 9 rolling mills at its facilities in Cleveland, Ohio and Buffalo, New York, all of which are QS9000 certified. The Company has the capability to process coils up to a maximum of 72 inch outside diameter and roll widths of up to 50 inches. The Company's rolling mills include automatic gauge control systems with hydraulic screwdowns allowing for microsecond adjustments during processing. The Company operates a 56 inch reversing mill which the Company believes is the widest of its type in the industry.

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

     Building and Construction Products
     The Company processes steel and other metal to manufacture a wide array of products for the building and construction industry. Building and construction industry products are manufactured primarily from galvanized steel, as well as from aluminum, copper and other metals. Building and construction products manufactured include metal trims, utility sheds, steel lumber connectors, metal roofing, drywall products, gutters and down spouts, ventilation products and storm panel systems for residential and commercial properties, registers, vents, bath cabinets, access doors, roof hatches and telescoping doors.

     The Company's existing building and construction products operations - comprised of Southeastern Metals Manufacturing Company, Inc. (SEMCO), with facilities located in Florida, Tennessee, Texas and Mississippi, The Solar Group (Solar), with three facilities located in Mississippi, Appleton Supply Co., Inc. (Appleton), with facilities located in Wisconsin and Missouri, United Steel Products Company (USP), with facilities located in Minnesota, California, North Carolina, New Jersey, Florida, Texas and Colorado, and K & W Metal Fabricators, Inc., d/b/a Weather Guard Building Products (Weather Guard), with operations based in Colorado - expanded during 2000 with the acquisition of Milcor, Inc. in July 2000. Milcor has operations located in Ohio and Michigan, which manufacture a complete line of metal building products, including registers, vents, bath cabinets, access doors, and telescoping doors.

     Precision Metal Products
     The Company's precision metal products are comprised primarily of higher value-added flat-rolled sheet steel, as well as steel strapping and other products.

     Precision Metal Processing. The Company operates a precision metals facility in New York that primarily processes flat-rolled sheet steel. In addition to slitting and cutting to length, this precision metals facility can produce higher value-added products which are held to close tolerances and tight specifications through cold-rolling, annealing, blanking, oscillating and edge rolling.

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

     Steel strapping is cold-rolled to precise gauge on one of the Company's rolling mills, which incorporates hydraulic screwdowns and automatic gauge controls with statistical charting. This process ensures strapping product of the most uniform gauge available and produces the maximum amount of strapping per pound of steel. All products are tested by on-site laboratory personnel for width, thickness and other physical and metallurgical properties.

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

     Heat Treating and Other Services
     Metallurgical Heat Treating Services.   The Company provides a
     wide range of metallurgical heat treating services in which customer-owned parts are exposed to precise temperatures, atmospheres and quenchants and other conditions to improve their mechanical properties, durability and wear resistance. These services include case-hardening, neutral-hardening and through-hardening processes for customers in a wide variety of industries. Using methods such as annealing, normalizing, vacuum hardening, carburizing, nitriding and brazing, as well as a host of other services, these heat treating processes can harden, soften or otherwise impart desired properties on parts made of steel, aluminum, copper and various alloys and other metals.

     The Company operates fifteen heat treating facilities in North Carolina, South Carolina, Tennessee, Georgia, Alabama, Michigan, Indiana and Illinois. The Company maintains a metallurgical laboratory at each facility with trained metallurgists providing a range of testing capabilities to add value to treated parts and enhance quality control. Consistent quality control is maintained by application of a statistical process control system and QS/ISO 9002 registration. Additionally, the Company maintains a fleet of trucks and trailers to provide rapid turnaround time for its customers.

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

     Customers and Distribution

     The Company has approximately 10,000 customers located throughout the United States, Canada and Mexico principally in the automotive, automotive supply, building and construction, steel, machinery and fastener industries. Major customers include automobile manufacturers and suppliers, building and construction product distributors, and commercial and residential contractors. No customer of the Company represented 10% or more of the Company's net sales for 1998, 1999 or 2000.

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

     Employees

     At December 31, 2000, the Company employed approximately 3,500 people, of which approximately 570 are represented by collective bargaining agreements.

     Backlog

     Because of the nature of the Company's products and the short lead time order cycle, backlog is not a significant factor in the Company's business. The Company believes that substantially all of its firm orders existing on December 31, 2000 will be shipped prior to the end of 2001.

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

     The Company believes that its primary existing facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate its capacity needs through 2001.
                                                    Square   Owned or
     Location              Utilization              Footage    Leased

     Buffalo, New York     Headquarters               23,000   Leased
     Cheektowaga, New York Cold-rolled strip steel
                            processing and
                            strapping products       148,000    Owned
     Tonawanda, New York   Cold-rolled strip steel
                            and precision
                            metals processing        128,000    Owned
     Cleveland, Ohio       Cold-rolled strip steel
                            processing               259,000    Owned
     Ithaca, New York      Warehouse                  14,300   Leased
     Dearborn, Michigan Strapping tool products 3,000 Owned Lackawanna, New York Materials management
                            facility                  65,000   Leased
     Woodhaven, Michigan   Materials management
                            facility                 100,000    Owned
     Franklin Park,
      Illinois             Precision metals
                            processing               99,000     Owned
     Birmingham, Alabama   Precision metals
                            processing               97,900    Leased
     Brownsville, Texas    Distribution warehouse    15,000    Leased
     Troy, Michigan        Sales office                 800    Leased
     Fountain Inn,
      S. Carolina          Heat treating             82,400     Owned
     Reidsville,
      N. Carolina          Heat treating             53,500     Owned
     Arden, N. Carolina    Heat treating             20,400    Leased
     Charlotte,
      N. Carolina          Administrative office     3,400     Leased
     Morristown, Tennessee Heat treating            24,200      Owned
     Conyers, Georgia      Heat treating            18,700     Leased
     Athens, Alabama       Heat treating            20,000      Owned
     Coldwater, Michigan   Administrative office
                            and heat treating       89,000      Owned
     Benton Harbor,
      Michigan             Administrative office
                            and heat treating       56,700      Owned
     Benton Harbor,
      Michigan             Warehouse                25,000     Leased
     Greensburg, Indiana   Heat treating            30,000     Leased
     South Bend, Indiana   Heat treating            33,900      Owned
     Rockford, Illinois    Heat treating            15,600      Owned
     Rockford, Illinois    Heat treating            54,400      Owned
     Northlake, Illinois   Administrative office
                            and heat treating      200,000     Leased
     Jacksonville, Florida Administrative office
                            and construction
                            products manufacturing 261,400     Leased
     Miami, Florida        Construction products
                            manufacturing           77,000     Leased
     Tampa, Florida        Construction products
                            manufacturing           50,000     Leased
     Nashville, Tennessee  Construction products
                            manufacturing           52,500     Leased
     San Antonio, Texas    Construction products
                            manufacturing          120,000     Leased
     Houston, Texas        Construction products
                            manufacturing           42,000     Leased
     Vidalia, Georgia      Warehouse                34,000     Leased
     Taylorsville,
      Mississippi          Construction products
                            manufacturing          54,000       Owned
     Taylorsville,
      Mississippi          Construction products
                            manufacturing         238,700       Owned
     Port Gibson,
      Mississippi          Warehouse               40,000      Leased

     Enterprise,
      Mississippi          Construction products
                            manufacturing         194,300       Owned
     Appleton, Wisconsin   Construction products
                            manufacturing         100,300       Owned
     Appleton, Wisconsin   Construction products
                            manufacturing          42,600       Owned
     Joplin, Missouri      Construction products
                            manufacturing          45,400       Owned
     Montgomery, Minnesota Administrative office
                            and construction
                            products manufacturing 115,600      Owned
     Montgomery, Minnesota Construction products
                            manufacturing           22,000     Leased
     LeCenter, Minnesota   Construction products
                            manufacturing           15,000     Leased
     Livermore, California Construction products
                            manufacturing          103,500     Leased
     Rancho Cucamonga,
      California           Warehouse                20,600     Leased
     North Wilkesboro,
      N. Carolina          Construction products
                            manufacturing           23,000     Leased
     North Wilkesboro,
      N. Carolina          Administrative office       900     Leased
     Hainesport,
      New Jersey           Warehouse                15,000     Leased
     Denver, Colorado      Administrative office
                            and construction
                            products manufacturing  90,000     Leased
     Denver, Colorado      Construction products
                            manufacturing           30,000     Leased
     Largo, Florida        Administrative office
                            and construction
                            products manufacturing 100,000      Owned
     Holland, Ohio         Administrative office     3,500     Leased
     Lima, Ohio            Construction products
                            manufacturing          203,000      Owned
     Coopersville,
      Michigan             Construction products
                            Manufacturing          246,000      Owned


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

                                 PART II

     Item 5. Market for Common Equity and Related Stockholder Matters

     As of December 31, 2000, there were 129 shareholders of record of the Company's common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

     The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System - National Market System ("Nasdaq"). Its trading symbol is "ROCK". The following table sets forth the high and low sales prices per share for the Company's common stock for each quarter of 2000 and 1999:

                                 2000                    1999
                             High       Low          High       Low
          Fourth Quarter    $  18      $ 11 1/2     $ 26     $ 21 3/4
          Third Quarter        19 3/8    14           25 3/4   20 1/8
          Second Quarter       18 13/16  12 13/16     25 1/4   19 3/4
          First Quarter        24        14 3/4       23 1/2   17

     The Company declared dividends of $.025 per share in the first quarter of 2000 and $.03 per share in each of the second, third and fourth quarters of 2000. The Company declared dividends of $.05 per share in the first quarter of 1999 and $.025 per share in each of the second, third and fourth quarters of 1999.

    Item 6. Selected Financial Data
       (in thousands, except per share data)

                                    Year Ended December 31,
                          2000       1999     1998    1997      1996

    Net Sales            $ 677,540 $ 621,918 $ 557,944 $449,700 $ 342,974
    EBITDA                  81,080    72,921    57,788   41,081    36,863
    Income from
      operations            59,892    55,469    44,455   32,603    30,617
    Interest expense        18,942    13,439    11,389    5,115     3,827
    Income before income
      taxes                 40,950    42,030    33,066   27,488    26,790
    Income taxes            16,585    17,022    13,226   11,072    10,815
    Net income              24,365    25,008    19,840   16,416    15,975


    Net income per
      share-Basic        $    1.94 $    1.99 $    1.59 $   1.33 $    1.42

    Weighted average
      shares
      outstanding-Basic     12,577    12,540    12,456    12,357   11,261

    Net income per
      share-Diluted      $    1.92 $    1.95 $    1.57 $    1.30 $   1.39

    Weighted average
      shares
      outstanding-Diluted   12,685    12,806    12,651    12,591   11,464

    Cash dividends per
      common share       $   0.115 $   0.125 $       - $      -  $      -

    Current assets       $ 187,594 $ 182,591 $ 175,834 $130,746 $ 109,526
    Current liabilities     55,187    69,668    51,598   43,101    40,853
    Total assets           556,046   522,080   438,435  281,336   222,507
    Total debt             255,853   236,621   200,746   83,024    49,841
    Shareholders' equity   208,348   185,459   160,308  140,044   121,744

    Capital expenditures $  19,619 $  21,999 $  22,062 $ 21,784 $  15,477
    Depreciation            17,212    14,613    11,221    7,475     5,581
    Amortization             3,976     2,839     2,112    1,003       665

     Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations

     Results of Operations

     Year Ended 2000 Compared to Year Ended 1999

     Net sales increased $55.6 million, or 8.9%, to a record $677.5 million in 2000 from $621.9 million in 1999, despite the elimination of $19.4 million in sales from disposed of operations that were included in 1999 sales and a slowdown in the automotive and building products markets in the fourth quarter of 2000. This increase primarily resulted from including the net sales of Milcor (acquired July 17, 2000) (the 2000 acquisition) from its acquisition date, and a full year of net sales of Southeastern Heat Treating (acquired April 1, 1999), Weather Guard (acquired July 1, 1999), Hi-Temp (acquired August 1, 1999), Brazing Concepts (acquired November 1, 1999) and Hughes (acquired December 1, 1999) (the 1999 acquisitions), together with sales growth at existing operations.

     Cost of sales increased $47.8 million, or 9.7%, to $541.7 million in 2000 from $493.9 million in 1999. Cost of sales as a percentage of net sales increased to 80.0% in 2000 from 79.4% in 1999 primarily due to the impact of the slowdown in the automotive and construction products markets in the fourth quarter of 2000.

     Selling, general and administrative expenses increased $3.4 million, or 4.7%, to $75.9 million in 2000 from $72.5 million in 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 11.2% in 2000 from 11.7% in 1999 primarily due to the elimination of expenses from disposed of operations and decreases in performance based compensation, partially offset by higher costs attributable to the 1999 and 2000 acquisitions.

     Interest expense increased $5.5 million from 1999 to 2000 due to higher borrowings as a result of the acquisitions, current year capital expenditures and due to a higher effective interest rate in 2000 than in 1999.

     As a result of the above, income before taxes decreased $1.1 million, or 2.6%, to $40.9 million in 2000 from $42.0 million in 1999.

     Income taxes approximated $16.6 million in 2000, based on a 40.5% effective rate.


     Year Ended 1999 Compared to Year Ended 1998

     Net sales increased $64.0 million, or 11.5%, to $621.9 million in 1999 from $557.9 million in 1998. This increase primarily resulted from including the net sales of Southeastern Heat Treating (acquired April 1, 1999), Weather Guard (acquired July 1, 1999), Hi-Temp (acquired August 1,
     1999), Brazing Concepts (acquired November 1, 1999) and Hughes (acquired December 1, 1999) (the 1999 acquisitions) from their respective acquisition dates, and a full year of net sales of Solar (acquired March 1, 1998), Appleton (acquired April 1, 1998), USP (acquired June 1, 1998) and Harbor (acquired October 1, 1998) (the 1998 acquisitions), together with sales growth at existing operations.

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

     As a result of the above, income before taxes increased $9.0 million, or 27.1%, to $42.0 million in 1999 from $33.1 million in 1998.

     Income taxes approximated $17.0 million in 1999, based on a 40.5% effective rate compared with a 40.0% effective rate in 1998.


     Liquidity and Capital Resources

     During 2000, the Company's working capital increased by $19.5 million to $132.4 million at December 31, 2000 from $112.9 million at December 31, 1999 primarily from the inclusion of inventories of the 2000 acquisition, and a decrease in accounts payable and accrued expenses resulting from decreased purchases during the fourth quarter of 2000 in response to the slowdown in the automotive and construction products markets. Long-term debt decreased to 55% of total capitalization, despite increasing by $20.2 million to $255.5 million, at December 31, 2000. Additionally, shareholders' equity increased by 12.3% to $208.3 million.

     The Company's principal capital requirements are to fund its operations, including working capital requirements, the purchase and funding of improvements to its property and equipment, and to fund acquisitions.

     The Company's primary sources of liquidity are from cash provided by operating activities and the Company's revolving credit facility. Net cash provided by operations of $34.1 million resulted primarily from net income of $24.4 million, depreciation and amortization of $21.2 million, the provision for deferred income taxes of $5.3 million and a decrease in accounts receivable of $5.7 million, offset by decreases in accounts payable and accrued expenses of $16.6 million and increases in other current assets of $2.8 million and other assets of $2.6 million.

     During 2000, the Company amended its revolving credit agreement with its bank group to increase the capacity of its revolver to $310 million. Borrowings thereunder are secured with its accounts receivable, inventories and property and equipment. At December 31, 2000, the Company had interest rate swap agreements outstanding which effectively converted $50 million of borrowings under the revolving credit agreement to fixed rates ranging from 7.47% to 8.18%. The Company accounts for interest rate swap agreements on an accrual basis. Additional borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 8.70% at December 31, 2000.

     Net cash provided by operations of $34.1 million, $7.8 million net proceeds from the sale of property and equipment and the net proceeds from long-term debt of $19.2 million were primarily used for the acquisition of Milcor, capital expenditures and payment of cash dividends.

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

             Company Responsibility For Financial Statements


     The accompanying consolidated financial statements of Gibraltar Steel Corporation have been prepared by management, which is responsible for their integrity and objectivity.
     The statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management's best estimates and judgments. Financial information elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

     The Company has established and maintains a system of internal control designed to provide reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company.

     The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. As part of their audit of the Company's 2000 financial statements, PricewaterhouseCoopers LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

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




     Brian J. Lipke
     Chairman of the Board
     and Chief Executive Officer




     Walter T. Erazmus
     President




     John E. Flint
     Vice President
     and Chief Financial Officer

     Item 8. Financial Statements and Supplementary Data
                                                          Page Number

     Index to Financial Statements:

        Financial Statements:

        Report of Independent Accountants                      19

        Consolidated Balance Sheet at
          December 31, 2000 and 1999                           20

        Consolidated Statement of Income for
          the three years ended December 31, 2000              21

        Consolidated Statement of Cash Flows for
          the three years ended December 31, 2000              22

        Consolidated Statement of Shareholders' Equity
          for the three years ended December 31, 2000          23

        Notes to Consolidated Financial Statements             24

     Supplementary Data:
        Quarterly Unaudited Financial Data                     33

                    Report of Independent Accountants



     To the Board of Directors and
     Shareholders of Gibraltar Steel Corporation


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gibraltar Steel Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




     PricewaterhouseCoopers LLP
     Buffalo, New York
     January  24, 2001

                         GIBRALTAR STEEL CORPORATION
                         CONSOLIDATED BALANCE SHEET
              (in thousands, except share and per share data)


                                                     December 31,
     ASSETS                                       2000          1999

     Current assets:
          Cash and cash equivalents           $    1,701      $  4,687
          Accounts receivable                     78,358        78,418
          Inventories                            100,987        94,994
          Other current assets                     6,548         4,492
               Total current assets              187,594       182,591

     Property, plant and equipment, net          229,159       216,030
     Goodwill                                    130,368       115,350
     Other assets                                  8,925         8,109
                                              $  556,046     $ 522,080

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
          Accounts payable                    $   39,285      $ 48,857
          Accrued expenses                        15,575        19,492
          Current maturities
          of long-term                               327         1,319
               Total current liabilities          55,187        69,668


     Long-term debt                              255,526       235,302
     Deferred income taxes                        34,325        29,328
     Other non-current liabilities                 2,660         2,323
     Shareholders' equity
          Preferred shares, $.01 par value;
          authorized: 10,000,000 shares;
          none outstanding                           -               -
          Common shares, $.01 par value;
          authorized: 50,000,000 shares;
          outstanding: 12,567,147 shares
          in 2000 and 12,577,464 shares
          in 1999                                    126           126
          Additional paid-in capital              68,475        68,323
          Retained earnings                      139,747       117,010
               Total shareholders' equity        208,348       185,459
                                              $  556,046     $ 522,080



                     The accompanying notes are an integral
                       part of these financial statements.

                       GIBRALTAR STEEL CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                  (in thousands, except per share data)

                                        Year Ended December 31,
                                        2000        1999        1998

  Net sales                         $ 677,540   $ 621,918   $  557,944

  Cost of sales                       541,743     493,945      456,449

       Gross profit                   135,797     127,973      101,495

  Selling, general and                 75,905      72,504       57,040
  administrative expense

       Income from operations          59,892      55,469       44,455

  Interest expense                     18,942      13,439       11,389

       Income before taxes             40,950      42,030       33,066

  Provision for income taxes           16,585      17,022       13,226

       Net income                   $  24,365   $  25,008   $   19,840

  Net income per share - Basic      $    1.94   $    1.99   $     1.59


  Weighted average shares              12,577      12,540       12,456
  outstanding - Basic




  Net income per share - Diluted    $    1.92   $    1.95   $     1.57


  Weighted average shares              12,685      12,806       12,651
  outstanding - Diluted




                  The accompanying notes are an integral
                    part of these financial statements.

                          GIBRALTAR STEEL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)


                                                   Year Ended December 31,
                                                 2000        1999       1998
     CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                              $   24,365  $  25,008  $  19,840
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
          Depreciation and amortization          21,188     17,452     13,333
          Provision for deferred
          income taxes                            5,252      2,383      1,693
          Undistributed equity
          investment income                       (253)      (466)      (284)
          Other noncash adjustments                 116        697        304
          Increase (decrease) in cash
          resulting from changes in (net of
          effects from acquisitions):
             Accounts receivable                  5,660      (118)    (5,363)
             Inventories                          (206)      6,873    (6,309)
             Other current assets               (2,829)      (272)    (1,430)
             Accounts payable and
             accrued expenses                  (16,551)     10,242    (7,572)
             Other assets                       (2,622)    (1,130)      (899)

          Net cash provided by
          operating activities                   34,120     60,669     13,313

     CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisitions, net of cash acquired        (42,880)   (65,380)   (99,415)
     Investments in property, plant
     and equipment                             (19,619)   (21,999)   (22,062)
     Net proceeds from sale of
     property and equipment                       7,753      2,838        187

          Net cash used in
          in investing activities              (54,746)   (84,541)  (121,290)

     CASH FLOWS FROM FINANCING ACTIVITIES

     Long-term debt reduction                  (63,157)   (67,160)   (61,508)
     Proceeds from long-term debt                82,389     94,081    168,825
     Repurchase of common stock                   (181)          -          -
     Net proceeds from issuance of
     common stock                                    36      1,014        100
     Payment of dividends                       (1,447)    (1,253)          -

          Net cash provided by
          financing activities                   17,640     26,682    107,417

     Net (decrease) increase in cash
     and cash equivalents                       (2,986)      2,810      (560)
     Cash and cash equivalents at
     beginning of year                            4,687      1,877      2,437

     Cash and cash equivalents at
     end of year                             $    1,701  $   4,687  $   1,877


                     The accompanying notes are an integral
                       part of these financial statements.

                          GIBRALTAR STEEL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (in thousands)


                                                        Additional
                                      Common Shares      Paid-in    Retained
                                    Shares     Amount    Capital    Earnings


   Balance at December 31, 1997    12,410    $    124   $  66,190   $   73,730

        Net income                      -           -           -       19,840
        Stock options exercised
        and tax benefit                 8           -         119            -
        Restricted stock
        granted                        55           1           -            -
        Earned portion of
        restricted stock                -           -          87            -
        Profit sharing plan
        contribution                   11           -         217            -

   Balance at December 31, 1998    12,484         125      66,613       93,570

        Net income                      -           -           -       25,008
        Stock options exercised
        and tax benefit                72           1       1,124            -
        Cash dividend - $.125
        per share                       -           -           -      (1,568)
        Earned portion of
        restricted stock                -           -         116            -
        Profit sharing plan
        contributions                   21          -         470            -

   Balance at December 31, 1999     12,577        126      68,323      117,010

        Net income                       -          -           -       24,365
        Stock options exercised
        and tax benefit                  3          -          36            -
        Cash dividend - $.115
        per share                        -          -          -       (1,447)
        Earned portion of
        restricted stock                 -          -         116            -
        Repurchase of common
        stock                         (13)          -           -        (181)

   Balance at December 31, 2000     12,567   $    126   $  68,475   $  139,747




                    The accompanying notes are an integral
                      part of these financial statements

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

       Property, Plant and Equipment

       Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Accelerated methods are used for income tax purposes. Interest is capitalized in connection with construction of qualified assets. Under this policy, interest of $552,000, $357,000 and $404,000 was capitalized in 2000,
       1999 and 1998, respectively.

       Goodwill

       Goodwill is amortized over 35 years. Amortization expense related to goodwill was $3,710,000, $2,647,000 and $1,949,000 in 2000, 1999, and 1998, respectively. Accumulated amortization was $9,961,000 and $6,251,000 at December 31, 2000 and 1999.

       Shareholders' Equity

       In 1999 and 1998, the Company issued 20,572 and 11,000, respectively, of its common shares as contributions to its profit sharing plans. The Company did not contribute any of its shares to its profit sharing plans during 2000.

       During 2000 and 1999, the Company declared dividends of $1,447,000 and $1,568,000, respectively, of which $377,000 and
       $315,000 are accrued at December 31, 2000 and 1999, respectively.

       During 2000, the Company purchased 12,572 shares of its outstanding common stock at a cost of $14.38 per share. The Company did not repurchase any shares of its common stock in prior years.

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

      2.  ACQUISITIONS

       On July 17, 2000, the Company purchased all the outstanding capital stock of Milcor Limited Partnership (Milcor) for approximately $43 million in cash. Milcor manufactures a complete line of metal building products, including registers, vents, bath cabinets, access doors, roof hatches and telescoping doors.

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

                                    (in thousands, except per share data)
                                            Year Ended December 31,
                                              2000           1999
                                               (unaudited)

      Net sales                              $704,349     $712,383
                                              ======       ======
      Income before taxes                    $ 41,449    $  44,891
                                              ======       ======
      Net income                             $ 24,662    $  26,647
                                              ======       ======
      Net income per share - Basic         $     1.96   $     2.12
                                              ======       ======

       3.  ACCOUNTS RECEIVABLE

       Accounts receivable are expected to be collected within one year and are net of reserves for doubtful accounts of $1,643,000 and $1,511,000 at December 31, 2000 and 1999,
       respectively.

       4.  INVENTORIES

       Inventories at December 31 consist of the following:
                                                   (in thousands)
                                                   2000        1999

       Raw material                             $ 54,640   $ 59,899
       Finished goods and work-in-process         46,347     35,095

            Total inventories                   $100,987   $ 94,994
                                                 ======      ======

       5.  PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, at cost less accumulated depreciation, at December 31 consists of the following:
                                                  (in thousands)
                                                  2000      1999

       Land and land improvements           $    7,507   $    6,961
       Building and improvements                61,968       54,782
       Machinery and equipment                 222,811      204,012
       Construction in progress                 10,101        8,758

                                               302,387      274,513
       Less accumulated depreciation
        and amortization                        73,228       58,483

       Property, plant and equipment, net     $229,159     $216,030
                                                ======      ======

       6.  OTHER ASSETS

       Other assets at December 31 consist of the following:
                                                   (in thousands)
                                                    2000       1999

       Equity interest in partnership            $ 4,738    $ 4,485
       Other                                       4,187      3,624

            Total other assets                   $ 8,925    $ 8,109
                                                  ======      =====

       The Company's 31% partnership interest is accounted for using the equity method of accounting. The partnership provides a steel cleaning process called pickling to steel mills and steel processors, including the Company.

       7.  DEBT

       Long-term debt at December 31 consists of the following:
                                                    (in thousands)
                                                    2000       1999

       Revolving credit notes payable           $250,251   $228,128
       Industrial Development Revenue Bonds        3,500      6,362
       Other debt                                  2,102      2,131

                                                 255,853    236,621

       Less current maturities                       327      1,319

            Total long-term debt                $255,526   $235,302
                                                 ======     ======

       In 2000, the Company amended its debt agreement increasing its revolving credit facility to $310,000,000. The facility is secured by the Company's accounts receivable, inventories, and property and equipment and is committed through April 2003. This facility has various interest rate options which are no greater than the bank's prime rate. In addition, the Company may enter into interest rate exchange agreements (swaps) to manage interest costs and exposure to changing interest rates. At December 31, 2000 the Company had interest rate swap agreements outstanding which effectively converted $50,000,000 of floating rate debt to fixed rates ranging from 7.47% to 8.18%. At December 31, 2000, additional credit facility borrowings consisted of $200,251,000 with an interest rate of LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 8.70% at December 31, 2000.

       In addition, the Company has Industrial Development Revenue Bonds payable in installments through September 2018, with interest rates ranging from a fixed rate of 4.22% to variable rates of up to 5.20% at December 31, 2000, which financed the cost of the expansion of its Coldwater, Michigan heat treating facility, under a capital lease agreement. The cost of the facility and equipment equals the amount of the bonds and includes accumulated amortization of $186,000. The agreement provide for the purchase of the facility and equipment at any time during the lease term at scheduled amounts or at the end of the lease for a nominal amount.

       The aggregate maturities on long-term debt including lease purchase obligations for the five years following December 31, 2000 as follows: 2001, $327,000; 2002, $813,000; 2003,
       $250,875,000; 2004, $629,000: and 2005, $480,000.   The Company
       had no amounts outstanding under short-term borrowing for the years ended December 31, 2000 and 1999.

       The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.

       Total cash paid for interest in the years ended December 31, 2000, 1999 and 1998 was $19,935,000, $13,357,000 and
       $11,257,000, respectively.

       8.  LEASES

       The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $5,187,000,
       $4,899,000 and $3,554,000, respectively. Future minimum lease payments under these operating leases are $5,067,000, $3,980,000, $2,969,000, $1,867,000 and $1,244,000 for the years
       2001, 2002, 2003, 2004 and 2005, respectively, and $7,470,000 thereafter through 2038.

       9.  EMPLOYEE RETIREMENT PLANS

       Certain subsidiaries participate in the Company's 40l(k) Plan. In addition, certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

       A supplemental pension plan provides defined pension benefits to certain salaried employees upon retirement. Net unfunded periodic pension costs of $171,000 and $199,000 were accrued under this plan in 2000 and 1999, respectively, and consisted primarily of service cost using a discount rate of 8.0% in each year.

       Total expense for all retirement plans was $2,204,000, $1,957,000 and $1,774,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

       During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132 Employers'
       Disclosures about Pensions and Other Post-Retirement Benefits (FAS No. 132). Adoption of FAS No. 132 did not affect the
       Company's results of operations or financial position.

       10.  OTHER POST-RETIREMENT BENEFITS

       Certain subsidiaries of the Company provide health and life insurance to substantially all of their employees and to a number of retirees and their spouses. The net periodic post-retirement benefit cost charged to expense consisting of service cost, interest cost and amortization of transition obligations was $261,000, $291,000 and $255,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

       The approximate unfunded accumulated post-retirement benefit obligation at December 31, consists of the following (in thousands):

      Benefit                                             Benefit
    Obligation  Service Interest  Actuarial  Benefit    Obligation
   at January 1  Cost     Cost  (Gain)/Loss  Payments  at December 31

2000     $1,844     71      145         (1)      (76)         $1,983
1999     $2,105     90      135       (445)      (41)         $1,844

       The accumulated post-retirement benefit obligation was determined using a weighted average discount rate of 8.0% in 2000 and 1999. The medical inflation rate was assumed to be 5.0% in 2000 and thereafter. The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated post-retirement benefit obligation at December 31, 2000 by approximately $312,000 and $266,000, respectively, and increase or decrease the annual service and interest costs by approximately $38,000.

       One of the Company's subsidiaries also provides post-retirement health care benefits to its unionized employees through contributions to a multi-employer health care plan.

       11.  INCOME TAXES

       The provision for income taxes consists of the following:

                                             (in thousands)
                                     2000          1999       1998

       Current tax expense
            Federal                 $  9,507  $ 12,332    $  9,749
            State                      1,826     2,307       1,784
            Total current             11,333    14,639      11,533

       Deferred tax expense
            Federal                     4,593    2,040       1,628
            State                         659      343          65
            Total deferred              5,252    2,383       1,693

            Total provision          $ 16,585 $ 17,022    $ 13,226
                                       =====    =====       =====

       Deferred tax liabilities (assets) at December 31, consist of the following:

                                                 (in thousands)
                                                2000         1999

       Depreciation                         $  33,773   $  29,460
       Goodwill                                 3,167       1,770
       Other                                    1,002       1,685
       Gross deferred tax liabilities          37,942      32,915

       State taxes                             (1,652)     (1,382)
       Other                                   (4,504)     (4,999)
       Gross deferred tax assets               (6,156)     (6,381)

            Net deferred tax liabilities    $  31,786   $  26,534
                                               =====       =====

       The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes as a result of the following differences:

                                             (in thousands)
                                       2000       1999       1998

       Statutory U.S. tax rates     $14,333    $14,711    $11,573
       Increase in rates
       resulting from:
         State and local taxes, net   1,615      1,723      1,202
         Other                          637        588        451

                                    $16,585    $17,022    $13,226
                                      =====      =====      =====

       Cash paid for income taxes, net of tax refunds, in the years ended December 31, 2000, 1999 and 1998 was $16,189,000,
       $11,857,000 and $9,180,000, respectively.


       12.  EARNINGS PER SHARE

       Statement of Financial Accounting Standards No. 128 Earnings Per Share requires dual presentation of basic and diluted earnings per share on the face of the income statement. The reconciliation between the computations is as follows:


                        Basic                 Diluted      Diluted
          Income       Shares    Basic EPS    Shares         EPS

2000   $24,365,000    12,577,240    $1.94    12,685,072    $1.92
1999   $25,008,000    12,540,105    $1.99    12,806,338    $1.95
1998   $19,840,000    12,455,554    $1.59    12,651,119    $1.57

       Included in diluted shares are common stock equivalents of 107,832, 266,233, and 195,565 relating to options for the years ended December 31, 2000, 1999 and 1998, respectively.

       13.  STOCK OPTIONS

       The Company may grant non-qualified stock options to officers, employees, non-employee directors and advisers at an exercise price equal to 100% of market price, and incentive stock options to officers and other key employees at an exercise price not less than 100% of market price, up to an aggregate of 400,000 and 1,475,000 shares, respectively. The options may be exercised over a four year period from the grant date and expire ten years after the date of grant.

       The following table summarizes information about stock option transactions:
                                        Weighted           Weighted
                                        Average             Average
                            Options    Exercise  Options    Exercise
                          Outstanding   Price  Exercisable  Price

Balance at December 31, 1997   693,231   $15.68   282,781   $11.55
  Granted                      336,650    17.36
  Exercised                     (8,749)   11.12
  Forfeited                    (24,502)   17.48

Balance at December 31, 1998   996,630   $16.24   406,993   $13.30
  Granted                       10,000    20.56
  Exercised                    (72,474)   13.99
  Forfeited                    (11,450)   18.54

Balance at December 31, 1999   922,706   $16.44   528,819   $14.88
  Granted                      270,250    14.07
  Exercised                    ( 2,255)   15.52
  Forfeited                    (30,107)   17.68

Balance at December 31, 2000 1,160,594   $15.86   686,582   $15.72
                             =========

       Tax benefits of $111,000 realized in the year ended December 31, 1999 associated with the exercise of certain stock options have been credited to additional paid-in-capital. The Company did not realize any related tax benefit during 2000.

       Options outstanding at December 31, 2000 consisted of:

                             Weighted
                             Average    Weighted           Weighted
Range of                     Remaining   Average            Average
Exercise         Options   Contractual  Exercise  Options  Exercise
Prices         Outstanding    Life       Price  Exercisable  Price

$10.00 - $14.07   528,127   6.5 years   $12.46    260,127    $10.80
$15.63 - $22.50   632,467   6.9 years   $18.70    426,455    $18.72
                1,160,594   6.7 years   $15.86    686,582    $15.72
                =========                         =======

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS No. 123). Accordingly, no compensation cost has been recognized for the option plans as stock options granted under these plans have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of FAS No. 123, the unaudited pro forma effect on the years ended December 31, 2000 and 1999 is as follows:

                As Reported    Pro forma  As Reported    Pro forma
                   2000           2000        1999         1999

Net Income      $24,365,000  $23,073,000  $25,008,000  $23,566,000
Net Income per
 Share-Basic          $1.94        $1.83        $1.99        $1.88

       The Black-Scholes option-pricing model was used to estimate the fair value of the options granted on the date of grant. The fair values and assumptions used in the model, assuming no dividends, are as follows:

                       Expected   Stock       Risk-Free    Dividend
            Fair Value   Life   Volatility  Interest Rate   Yield

2000 Grant     $6.31   5 years    43.7%         6.3%         .7%
1999 Grant     $9.18   5 years    45.1%         4.4%         .2%
1998 Grant     $7.74   5 years    43.7%         4.4%          -

       The Company also has a Restricted Stock Plan reserved for issuance of 100,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. Since the inception of this plan, 59,000 common shares have been awarded.

       14.  COMMITMENTS AND CONTINGENCIES

       The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which is not clearly determinable at the present time, would significantly affect the Company's financial condition or results of operations.

       15.  SUBSEQUENT EVENT

       In February 2001, the Company purchased all the outstanding capital stock of Pennsylvania Industrial Heat Treaters, Inc.
       (PIHT) for approximately $11 million, net of cash. PIHT provides metallurgical heat treating services and specializes in heat treating powdered metal parts. The results of operations of PIHT will be consolidated with the Company's results of operations from the acquisition date for the quarter ending March 31, 2001.

                   QUARTERLY UNAUDITED FINANCIAL DATA
                  (in thousands, except per share data)


2000 Quarter Ended  March 31   June 30   Sept. 30   Dec. 31    Total

  Net Sales         $167,634  $181,523   $178,326  $150,057  $677,540

  Gross Profit        34,548    36,616     35,863    28,770   135,797

  Income From
  Operations          14,318    17,416     17,268    10,890    59,892

  Net Income           6,015     7,854      7,248     3,248    24,365

  Net Income Per
  Share-Basic       $    .48  $    .62   $    .58  $    .26  $   1.94

  Net Income Per
  Share-Diluted     $    .47  $    .62   $    .57  $    .26  $   1.92




1999 Quarter Ended  March 31   June 30   Sept. 30   Dec. 31    Total

  Net Sales         $143,804  $160,241   $162,909  $154,964  $621,918

  Gross Profit        28,418    33,001     34,245    32,309   127,973

  Income From
  Operations          11,683    15,353     15,426    13,007    55,469

  Net Income           4,977     7,288      7,205     5,538    25,008

  Net Income Per
  Share-Basic       $    .40  $    .58   $    .57  $    .44  $   1.99

  Net Income Per
  Share-Diluted     $    .39  $    .57   $    .56  $    .43  $   1.95

     Item 9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure

     None.

                                PART III

     Item 10.  Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers of the Company is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2000 fiscal year.

     Item 11.  Executive Compensation

     Information regarding executive compensation is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2000 fiscal year.

     Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2000 fiscal year.

     Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2000 fiscal year.

                                 PART IV

     Item 14.    Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                  Page Number


     (a)    (1)  Financial Statements:

                 Report of Independent Accountants              19

                 Consolidated Balance Sheet at
                 December 31, 2000 and 1999                     20

                 Consolidated Statement of Income for
                 the three years ended December 31, 2000        21

                 Consolidated Statement of Cash Flows for
                 the three years ended December 31, 2000        22

                 Consolidated Statement of Shareholders'
                 Equity for the three years ended
                 December 31, 2000                              23

                 Notes to Consolidated Financial Statements     24

            (2)  Supplementary Data

                 Quarterly Unaudited Financial Data             33

            (3)  Exhibits

                 The exhibits to this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 37.


     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the three month period ended December 31, 2000.

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


     /s/ Brian J. Lipke    Chief Executive Officer  February 21, 2001
     Brian J. Lipke        and Chairman of the Board
                           (principal executive officer)

     /s/ Walter T. Erazmus   President              February 21, 2001
     Walter T. Erazmus


     /s/ John E. Flint       Vice President and     February 21, 2001
     John E. Flint           Chief Financial Officer
                             (principal financial and
                              accounting officer)


     /s/ Neil E. Lipke       Director               February 21, 2001
     Neil E. Lipke


     /s/ Gerald S. Lippes    Director               February 21, 2001
     Gerald S. Lippes


     /s/ Arthur A. Russ, Jr. Director               February 21, 2001
     Arthur A. Russ, Jr.


     /s/ David N. Campbell   Director               February 21, 2001
     David N. Campbell


     /s/ William P. Montague Director               February 21, 2001
     William P. Montague

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

     10.6 Gibraltar Steel Corporation Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

     10.7 Agreement dated June 29, 1992 for Adoption by Gibraltar Steel Corporation of Chase Lincoln First Bank, N.A. (now Chase Manhattan Bank, N.A.) Non-Standardized Prototype 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

     10.8*     Gibraltar Steel Corporation Incentive Stock Option
               Plan, Fifth Amendment and Restatement (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2000)

     10.9*     Gibraltar Steel Corporation Restricted Stock Plan
               (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

     10.10* Gibraltar Steel Corporation Restricted Stock Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31,
               1997)

     10.11* Gibraltar Steel Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1
               (Registration No. 33-69304))

     10.12* Gibraltar Steel Corporation Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company's
               Registration Statement on Form S-1 (Registration No.
               333-03979))

     10.13* Gibraltar Steel Corporation Profit Sharing Plan dated August 1, 1984, as Amended April 14, 1986 and May 1, 1987 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

     10.14* Change in Control Agreement dated July 9, 1998 between Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998)

     Exhibit                                             Sequentially
     Number                 Exhibit                     Numbered Page

     10.15*    Gibraltar Steel Corporation Profit Sharing
               Plan, Twelfth Amendment                           40

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

     10.17*    Form of Stay Bonus Agreement dated
               October 1, 2000 between Registrant and
               certain named executives.                         51

     10.18 Third Amended and Restated Credit Agreement dated September 29, 2000 among Gibraltar
               Steel Corporation, Gibraltar Steel
               Corporation of New York, Chase Manhattan
               Bank, N.A., as Administrative Agent, and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the
               quarter ended September 30, 2000)

     10.19 First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among
               Samuel Pickling Management Company,
               Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company's
               Annual Report on Form 10-K for the
               year ended December 31, 1999)

     10.20*    Gibraltar Steel Corporation 401(k) Plan
               (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-87034))

     10.21* First Amendment, dated January 20, 1995, to Gibraltar Steel Corporation 40l(k) Plan
               (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

     21        Subsidiaries of the Registrant                   55

     27        Financial Data Schedule                          56
               ________________________________

               * Document is a management contract or compensatory plan or arrangement