Form 10-Q
period 2001-03-31
GIBRALTAR STEEL CORP
filed 2001-05-11
CIK 912562

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




    (Mark one)
    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001

                                 OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______ to ______


Commission file number  0-22462

       Gibraltar Steel Corporation
     (Exact name of Registrant as specified in its charter)

       Delaware                            16-1445150
    (State or other jurisdiction of     (I.R.S. Employer
    incorporation or organization)      Identification No.)

  3556 Lake Shore Road, P.O. Box 2028, Buffalo, NY 14219-0228
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


As of March 31, 2001, the number of common shares outstanding was:
12,579,147.





                               1 of 12



                     GIBRALTAR STEEL CORPORATION

                               INDEX



                                                        PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 2001 (unaudited) and
         December 31, 2000 (audited)                            3

         Condensed Consolidated Statements of Income
         Three months ended
         March 31, 2001 and 2000 (unaudited)                    4

         Condensed Consolidated Statements of Cash Flows
         Three months ended March 31, 2001 and 2000
         (unaudited)                                            5


         Notes to Condensed Consolidated Financial
         Statements (unaudited)                              6 - 8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         9 - 10



PART II. OTHER INFORMATION                                      11



























                                 2 of 12



                      PART I.  FINANCIAL INFORMATION

                       Item 1. Financial Statements

                       GIBRALTAR STEEL CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                               March 31,    December 31,
                                                2001         2000
                                               (unaudited) (audited)
Assets

Current assets:
          Cash and cash equivalents             $   3,161   $   1,701
          Accounts receivable                      92,395      78,358
          Inventories                              92,316     100,987
          Other current assets                      7,271       6,548
                                                 ________    ________

               Total current assets               195,143     187,594
                                                 ________    ________

Property, plant and equipment, net                234,150     229,159
Goodwill                                          135,839     130,368
Other assets                                        9,200       8,925
                                                 ________    ________
                                                  574,332   $ 556,046
                                                 ========    ========

Liabilities and Shareholders' Equity

Current liabilities:
          Accounts payable                      $  48,973   $  39,285
          Accrued expenses                         14,073      15,575
          Current maturities of long-term debt        327         327
                                                 ________    ________
               Total current liabilities           63,373      55,187
                                                 ________    ________
Long-term debt                                    261,730     255,526

Deferred income taxes                              34,807      34,325

Other non-current liabilities                       4,277       2,660

Shareholders' equity
           Preferred shares                             -           -
           Common shares                              126         126
           Additional paid-in capital              68,673      68,475
           Retained earnings                      142,255     139,747
           Accumulated comprehensive loss            (909)          -
                                                 ________    ________

                 Total shareholders' equity       210,145     208,348
                                                 ________    ________

                                                $ 574,332   $ 556,046
                                                 ========    ========

              See accompanying notes to financial statements

                                 3 of 12



                       GIBRALTAR STEEL CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share data)




                                        Three Months Ended

                                             March 31,
                                         2001        2000
                                           (unaudited)

Net sales                            $ 150,550     $ 167,634

Cost of sales                          122,065       133,086
                                      ________      ________

          Gross profit                  28,485        34,548

Selling, general and
  administrative expense                18,743        20,230
                                      ________      ________

          Income from operations         9,742        14,318

Interest expense                         4,892         4,208
                                      ________      ________
          Income before taxes            4,850        10,110

Provision for income taxes               1,964         4,095
                                      ________      ________
          Net income                  $  2,886     $   6,015
                                      ========      ========

Net income per share-Basic           $     .23     $     .48
                                      ========      ========
Weighted average shares
  outstanding-Basic                     12,577        12,579
                                      ========      ========

Net income per share-Diluted         $     .23     $     .47
                                      ========      ========
Weighted average shares
  outstanding-Diluted                   12,681        12,717
                                      ========      ========













             See accompanying notes to financial statements

                                4 of 12



                         GIBRALTAR STEEL CORPORATION

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)


                                             Three Months Ended
                                                   March 31,
                                               2001        2000
                                                 (unaudited)

Cash flows from operating activities
Net income                                   $  2,886    $  6,015
Adjustments to reconcile net income to
   net cash provided by (used in)
      operating activities:
Depreciation and amortization                   5,670       5,116
Provision for deferred income taxes             1,241          81
Undistributed equity investment income            138        (318)
Other noncash adjustments                          29          29
Increase (decrease) in cash resulting from
     changes in (net of acquisitions):
  Accounts receivable                         (13,409)    (14,974)
  Inventories                                   8,671      (3,185)
  Other current assets                         (1,153)       (165)
  Accounts payable and accrued expenses         6,946       5,431
  Other assets                                   (503)       (329)
                                              _______     _______
     Net cash provided by (used in)
        operating activities                   10,516      (2,299)
                                              _______     _______
Cash flows from investing activities
Acquisitions, net of cash acquired            (10,832)          -
Purchases of property, plant and equipment     (5,372)     (5,302)
Net proceeds from sale of property and
  equipment                                       152       7,114
                                              _______     _______

      Net cash (used in) provided by
        investing activities                  (16,052)      1,812
                                              _______     _______
Cash flows from financing activities
Long-term debt reduction                       (9,699)    (14,771)

Proceeds from long-term debt                   16,903      13,872
Payment of dividends                             (377)       (314)
Net proceeds from issuance of common stock        169          35
                                              _______     _______
     Net cash provided by (used in)
         financing activities                   6,996      (1,178)
                                              _______     _______
     Net increase (decrease) in cash and cash
         equivalents                            1,460      (1,665)

Cash and cash equivalents at beginning of year   1,701      4,687
                                               _______    _______
Cash and cash equivalents at end of period    $  3,161    $ 3,022
                                               =======    =======


               See accompanying notes to financial statements

                             5 of 12


                     GIBRALTAR STEEL CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)



 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 The accompanying condensed consolidated financial statements as of March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 have been included.

 Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

 The results of operations for the three month period ended March
 31, 2001 are not necessarily indicative of the results to be expected for the full year.


 2.  INVENTORIES

 Inventories consist of the following:

                                          (in thousands)
                                     March 31,  December 31,
                                        2001         2000
                                     (unaudited) (audited)

 Raw material                        $ 45,688     $ 54,640
 Finished goods and work-in-process    46,628       46,347
                                      _______      _______
  Total inventories                  $ 92,316     $100,987
                                      =======      =======
















                               6 of 12


3.  SHAREHOLDERS' EQUITY

The changes in shareholders' equity consist of:

                                    (in thousands)


                                       Additional          Accumulated
                        Common  Shares  Paid-in   Retained Comprehensive
                        Shares  Amount  Capital   Earnings Loss

December 31, 2000        12,567 $ 126   $ 68,475  $139,747   $   -
Implementation of
   FAS 133               -         -      -         -           (191)
Net Income               -         -      -          2,886
Stock options
   exercised                 12    -         169    -            -
Earned portion of
   Restricted Stock      -         -          29    -            -
Cash dividends-
   $.03 per share        -         -      -           (378)      -
Interest rate
   swap adjustments      -         -      -         -           (718)

March 31, 2001           12,579 $ 126   $ 68,673  $142,255   $  (909)
                         ===========================================

On January 1, 2001, the Company implemented the provisions of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS 133) and recognized the fair value of its interest rate swap agreements as other non-current liabilities. Gains or losses from changes in the fair value of the swap agreements are recorded, net of taxes, as components of Accumulated Comprehensive Loss.


4.  EARNINGS PER SHARE

Basic net income per share equals net income divided by the weighted average shares outstanding for the three months ended March 31, 2001 and 2000. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

Options to purchase 1,139,344 shares of the Company's common stock are outstanding as of March 31, 2001 and are exercisable at prices ranging from $10.00 to $22.50 per share. Included in diluted shares are common stock equivalents relating to options of 103,461 and 137,719 for 2001 and 2000, respectively.












                               7 of 12


 5.  ACQUISITIONS

 On February 13, 2001, the Company purchased all the outstanding capital stock of Pennsylvania Industrial Heat Treaters, Inc. (PIHT) for approximately $11 million, net of cash acquired. PIHT provides metallurgical heat treating services and specializes in heat treating powdered metal parts.

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

 The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 2000. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2000 and are not necessarily indicative of future results of the combined companies.


                       (in thousands, except per share data)
                                  Three Months Ended
                                        March 31
                                   2001             2000
                                        (unaudited)


 Net sales                     $  151,210       $   181,251
                                =========        ==========
    Income before taxes        $    1,988       $    10,563
                                =========        ==========
 Net income                    $    2,921       $     6,284
                                =========        ==========

Net income per share-Basic            .23              .50

                                =========        ==========











                               8 of 12


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

  Results of Operations

 Net sales of $150.6 million for the first quarter ended March 31, 2001, which included net sales of Milcor (acquired July 17, 2000) and PIHT (acquired February 13, 2001)(collectively, the Acquisitions), decreased 10.2% from net sales of $167.6 million for the prior year's first quarter. This decrease was due to economic conditions, primarily automotive industry related.

 Cost of sales as a percentage of net sales increased to 81.1% for the quarter ended March 31, 2001 from 79.4% for the prior year's quarter, primarily due to higher labor, fringe and utility costs.

 Selling, general and administrative expenses decreased by approximately $1.5 million for the first quarter of 2001 primarily due to decreases in incentive based compensation offset by increases from the Acquisitions.

 Interest expense for the first quarter ended March 31, 2001 increased by $.7 million from the same period in 2000 primarily due to higher interest rates in effect and higher average borrowings during 2001 to finance the Acquisitions and capital expenditures.

 As a result of the above, income before taxes decreased by $5.3 million for the first quarter ended March 31, 2001 from the same period of 2000.

 Income taxes for the first quarter ended March 31, 2001 approximated $2.0 million and were based on a 40.5% effective tax rate.


 Liquidity and Capital Resources

 Shareholders' equity increased by approximately $2 million at March 31, 2001 to $210 million. During the first three months of 2001, the Company's working capital remained constant at approximately
 $132 million.

 The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.











                               9 of 12



 Net cash provided by operations of $10.5 million resulted primarily from net income of $2.9 million, depreciation and amortization of $5.7 million, and decreases in inventories of $8.7 million and increases in accounts payable and accrued expenses of $6.9 million offset by increases in accounts receivable of $13.4 million due to increased sales in March 2001 compared to December 2000.

 The $10.5 million of net cash provided by operations and the $7.2 million in net borrowings under the Company's revolving credit facility were used to fund the $10.8 million acquisition of PIHT, capital expenditures of $5.4 million and cash dividends of $.4 million.

 At March 31, 2001 the Company's revolving credit facility available approximated $310 million, with borrowings of approximately $256 million and an additional availability of approximately $54 million.

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



















                              10 of 12


                   PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

        1.  Exhibits

              a.  Exhibit 10.1 - First Amendment Dated March 30,
                      2001 to Third Amended and Restated

                    Credit Agreement Dated September 29, 2000 among Gibraltar Steel Corporation,
                    Gibraltar Steel Corporation of New York,
                    Chase Manhattan Bank, N.A., as
                    Administrative Agent, and various
                    Financial Institutions that are
                    signatories thereto


        2. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended March 31, 2001.





































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




                                 GIBRALTAR STEEL CORPORATION
                                     (Registrant)


                           By /s/ Brian J. Lipke
                              Brian J. Lipke
                              Chief Executive Officer and
                              Chairman of the Board


                           By /s/ Walter T. Erazmus
                              Walter T. Erazmus
                              President



                           By  /s/ John E. Flint
                              John E. Flint
                              Vice President and
                              Chief Financial Officer
                              (Principal Financial and Chief
                              Accounting Officer)



 Date:  May 11, 2001



                                Exhibit 10.1

                       FIRST AMENDMENT TO THIRD AMENDED
                        AND RESTATED CREDIT AGREEMENT


This First Amendment dated as of March 30, 2001 to Third Amended and Restated Credit Agreement dated as of September 29, 2000 ("Credit Agreement") by and among GIBRALTAR STEEL CORPORATION OF NEW YORK ("Borrower"); GIBRALTAR STEEL CORPORATION ("Company"); and THE
CHASE MANHATTAN BANK, as administrative agent ("Administrative
Agent") for THE CHASE MANHATTAN BANK ("Chase"); FLEET NATIONAL BANK; MELLON BANK, N.A., KEYBANK NATIONAL ASSOCIATION ("Key"); HSBC BANK USA; PNC BANK, N.A.; MANUFACTURERS AND TRADERS TRUST COMPANY; NATIONAL
CITY BANK OF PENNSYLVANIA; FIFTH THIRD BANK, NORTHEASTERN OHIO; FIRSTAR BANK, N.A.; SUNTRUST BANK; and COMERICA BANK (collectively, "Banks").

A.   Preliminary Statement

WHEREAS, the Borrower, the Company, the Administrative Agent and the Banks are parties to the Credit Agreement; and

WHEREAS, the Borrower, the Company and the Banks wish to amend certain terms of the Credit Agreement;

WHEREAS, unless otherwise defined herein, terms used in the Credit Agreement shall have such defined meanings when used herein;

NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, receipt of which is hereby acknowledged, and upon satisfaction of the conditions set forth in Section C, below, the Banks, the Borrower, the Company, and the Administrative Agent, hereby agree as follows:

B.   Amendment

1. Section 1.1 of the Credit Agreement is amended so that in the definition of "Credit Pricing Agreement", the phrase "Third Amended Credit Pricing Agreement dated as of July 17, 2000" is deleted and the phrase "Fourth Amended and Restated Credit Pricing Agreement dated as of March 30, 2001" is substituted in its place.

2. Section 2.1(c) of the Credit Agreement is amended so that the second paragraph thereof is deleted and the following is substituted in its place:

     "If and when the Borrower wishes Chase to make a Swingloan, the Borrower shall, not later than 12:00 noon (New York time) on the Business Day on which the Swingloan is to be made, notify Chase of the amount of the Swingloan desired, which amount shall be at least $50,000.00. Chase shall determine and advise the Borrower promptly thereafter of the rate option applicable to the Swingloan, which rate shall be the overnight moneymarket rate offered by Chase plus the Swingloan Rate Increment determined in accordance with the Credit Pricing Agreement ("Swingloan Rate"). The Borrower shall immediately notify Chase if the Swingloan is to bear interest at the Swingloan Rate or the Prime Rate, which
     notice shall be irrevocable.   Each Swingloan, together with the
     interest accrued thereon, shall be repaid by the Borrower to the Administrative Agent for the account of Chase prior to the close of business on the Business Day immediately following the Business Day on which such Swingloan is made."

3. Section 6.15 of the Credit Agreement (Interest Coverage Ratio) is deleted in its entirety and the following is substituted in its place:

     "6.15 Interest Coverage Ratio. Permit, in the case of the Company on a Consolidated Basis, the ratio of Earnings Before Taxes and Interest plus Depreciation and Amortization minus Capital Expenditures (excluding Capital Expenditures made in connection with permitted acquisitions) to interest payable on Total Liabilities, calculated on an annual rolling basis of four fiscal quarters to be less than: 2.75 to 1.00 as of the last day of the fiscal quarter ending March 31, 2001; 2.75 to 1.00 as of the last day of the fiscal quarter ending June 30, 2001; or 3.00 to 1.00 as of the last day of the fiscal quarter ending September 30, 2001 and for every fiscal quarter thereafter."

4. Section 6.17 of the Credit Agreement (Funded Debt/EBITDA) is amended so that Section 6.17 is deleted in its entirety and the following is substituted in its place:

     "6.17 Funded Debt/EBITDA. Permit, in the case of the Company on a Consolidated bases, the ratio of Funded Debt (as defined below) to Earnings Before Interest and Taxes plus Depreciation and Amortization ("EBITDA") as of the last day of any fiscal quarter, to be greater than 3.50 to 1.0 as of the last day of the fiscal quarter ending March 31, 2001; 3.50 to 1.0 as of the last day of the fiscal quarter ending June 30, 2001; 3.25 to 1.0 as of the last day of the fiscal quarter ending September 30, 2001; 3.25 to 1.0 as of the last day of the fiscal quarter ending December 31, 2001; or 3.00 to 1.0 as of the last day of the fiscal quarter ending March 31, 2002 and for each fiscal quarter thereafter, such calculations to be based on annual rolling basis of four fiscal quarters.

     "Funded Debt" means debt for money borrowed which is bearing interest. For the purposes of calculating this covenant, upon the consummation of a permitted acquisition, up to 12 month historical EBITDA of the acquired entity shall be included in the calculation of the ratio, subject to the Banks' review and approval, in their discretion, of such acquired entity's financial information provided, however, such historical EBITDA shall only be included in the calculation of Funded Debt if the applicable acquired entity's EBITDA is not included in the Consolidated EBITDA of the Company for the applicable month."



5. Schedule 3.1.d of the Credit Agreement (Subsidiaries Required to Execute and Deliver Guaranties) is amended by inserting "Pennsylvania Heat Treaters, Inc." and "Pennsylvania" after "Milcor, Inc." and
"Delaware".

C. Conditions. The effectiveness of this Agreement shall be conditioned upon the satisfaction of the following conditions:

1. Each Guarantor Subsidiary shall have executed and delivered to the Administrative Agent, for the benefit of the Banks, a Reaffirmation Agreement, in form acceptable to the Administrative Agent and the Banks, reaffirming and ratifying the unlimited continuing guaranties and security agreements previously given by each Guarantor Subsidiary to the Administrative Agent for the benefit of the Banks.

2. Borrower and Company shall execute and deliver to Administrative Agent, for the benefit of the Banks, a Fourth Amended and Restated Credit Pricing Agreement in form acceptable to the Administrative
Agent and the Banks.

3. The Company and/or the Borrower shall have paid to each Bank signing below an amendment fee in the amount of $15,000.

4. The Borrower and/or the Company shall have paid all costs and expenses incurred by the Administrative Agent and the Banks in connection with the transactions contemplated by this Agreement including, without limitation, reasonable attorney's fees.

D.   Other Provisions

1. Except as specifically set forth herein, the Credit Agreement shall remain in full force and effect and is hereby reaffirmed. The Borrower and the Company acknowledge that they are bound by all of the terms, covenants and conditions set forth in the Credit
Agreement, and that, if there has occurred any Default or Event of Default, the Agent and the Banks shall have no obligation to make any Advances or Swingloans or to issue any Letters of Credit. If there has occurred a Default or an Event of Default, Agent and the Banks may condition the making of any subsequent Advances or Swingloans or the issuance of any Letters of Credit upon the execution and delivery by Borrower and Company of an amendment to the Credit Agreement which may include, without limitation, additional or revised covenants, an increased rate of interest on the Revolving Credit, increased Letter of Credit or other fees and such other terms, conditions and covenants as the Agent and the Banks may require.

2. The terms "Administrative Agent" and "Banks" as used herein shall include the successors and assigns of those parties and all of the entities listed on Schedule 1 hereto.

3. This Agreement shall be construed under, and governed by, the internal laws of the State of New York without regard to its conflict of laws and rules which would make the laws of another jurisdiction applicable.

4. This Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same
Agreement.





                    [This Space Intentionally Left Blank]


IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be signed by their duly authorized officers, all on the date hereof.

Borrower:

GIBRALTAR STEEL CORPORATION OF NEW YORK

By: /s/ John E. Flint
    John E. Flint
    Vice President


Company:

GIBRALTAR STEEL CORPORATION


By:  /s/ John E. Flint
     John E. Flint
     Vice President


THE CHASE MANHATTAN BANK,
as Administrative Agent


By: /s/ Robert J. McArdle
    Robert J. McArdle
    Vice President

Consented to this 30 day of March, 2001

THE CHASE MANHATTAN BANK


By: /s/ Robert J. McArdle
    Robert J. McArdle
    Vice President

Consented to this 30 day of March 2001

FLEET NATIONAL BANK


By: /s/ John C. Wright
    John C. Wright
    Vice President

Consented to this 30 day of March, 2001

MELLON BANK, N.A.


By: /s/ Brian Ciaverella
    Brian Ciaverella
    Vice President

Consented to this 30 day of March, 2001

KEYBANK NATIONAL ASSOCIATION


By: /s/ Mark F. Wachowiak
    Mark F. Wachowiak
    Assistant Vice President

Consented to this 30 day of March, 2001

HSBC BANK USA


By: /s/ William H. Graser
    William H. Graser
    Vice President

Consented to this 30 day of March, 2001

PNC BANK, N.A.


By: /s/ David B. Gookin
    David B. Gookin
    Vice President

Consented to this 30 day of March, 2001



MANUFACTURERS AND TRADERS
 TRUST COMPANY

By: /s/ Wayne N. Keller
    Wayne N. Keller
    Vice President

Consented to this 30 day of March, 2001

NATIONAL CITY BANK OF PENNSYLVANIA

By: /s/ William A. Feldmann
    William A. Feldmann
    Vice President

Consented to this 30 day of March, 2001

FIFTH THIRD BANK, NORTHEASTERN OHIO

By: /s/ James P. Byrnes
    James P. Byrnes
    Vice President

Consented to this 30 day of March, 2001

FIRSTAR BANK, N.A.

By: /s/ David J. Dannemiller
    David J. Dannemiller
    Vice President

Consented to this 30 day of March, 2001

SUNTRUST BANK

By:/s/ W. David Wisdom
   W. David Wisdom
   Vice President

Consented to this 30 day of March, 2001

COMERICA BANK

By: /s/ Joel S. Gordon
    Joel S. Gordon
    Account Officer

Consented to this 30 day of March, 2001



















                           12 of 12