Form 10-Q
period 2001-06-30
GIBRALTAR STEEL CORP
filed 2001-07-20
CIK 912562

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark one)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ______

Commission file number  0-22462
                        -----------

                           Gibraltar Steel Corporation
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                  16-1445150
            --------                                  ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

        3556 Lake Shore Road, P.O. Box 2028, Buffalo, New York 14219-0228
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (716) 826-6500
                                 --------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No__.

As of June 30, 2001, the number of common shares outstanding was: 12,595,374.

                                     1 of 13

                           GIBRALTAR STEEL CORPORATION

                                      INDEX

                                                            PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet
         June 30, 2001 (unaudited) and
         December 31, 2000 (audited)                            3

         Condensed Consolidated Statement of Income
         Three and six months ended
         June 30, 2001 and 2000 (unaudited)                     4

         Condensed Consolidated Statement of Cash Flows
         Six months ended June 30, 2001 and 2000
         (unaudited)                                            5

         Notes to Condensed Consolidated Financial
         Statements (unaudited)                               6 - 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        9 - 11


PART II. OTHER INFORMATION                                      12


                                     2 of 13

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           GIBRALTAR STEEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                            June 30,                 December 31,
                                                                              2001                       2000
                                                                              ----                       ----
                                                                           (unaudited)                (audited)
Assets
Current assets:
     Cash and cash equivalents                                          $            38           $          1,701
     Accounts receivable                                                         97,983                     78,358
     Inventories                                                                 89,696                    100,987
     Other current assets                                                         7,836                      6,548
                                                                          --------------            ---------------
          Total current assets                                                  195,553                    187,594

Property, plant and equipment, net                                              231,885                    229,159
Goodwill                                                                        134,814                    130,368
Other assets                                                                      9,173                      8,925
                                                                          --------------            ---------------
                                                                        $       571,425           $        556,046
                                                                          ==============            ===============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                   $        59,367           $         39,285
     Accrued expenses                                                            17,296                     15,575
     Current maturities of long-term debt                                           329                        327
                                                                          --------------            ---------------
          Total current liabilities                                              76,992                     55,187

Long-term debt                                                                  239,584                    255,526
Deferred income taxes                                                            36,148                     34,325
Other non-current liabilities                                                     3,929                      2,660
Shareholders' equity
     Preferred shares                                                                 -                          -
     Common shares                                                                  126                        126
     Additional paid-in capital                                                  68,952                     68,475
     Retained earnings                                                          146,333                    139,747
     Accumulated comprehensive loss                                                (639)                         -
                                                                          --------------            ---------------
          Total shareholders' equity                                            214,772                    208,348
                                                                          --------------            ---------------
                                                                        $       571,425           $        556,046
                                                                          ==============            ===============



                 See accompanying notes to financial statements

                                     3 of 13

                           GIBRALTAR STEEL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)


                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                                 2001               2000                  2001               2000
                                            ---------------    ---------------       ---------------    ---------------
                                                        (unaudited)                              (unaudited)
 Net sales                                $       163,550    $        181,523      $       314,100    $        349,157

 Cost of sales                                    131,469             144,907              253,534             277,993
                                            ---------------    ---------------       ---------------    ---------------

      Gross profit                                 32,081              36,616               60,566              71,164

 Selling, general and
 administrative expense                            20,027              19,200               38,770              39,430
                                            ---------------    ---------------       ---------------    ---------------

      Income from operations                       12,054              17,416               21,796              31,734

 Interest expense                                   4,460               4,217                9,352               8,425
                                            ---------------    ---------------       ---------------    ---------------

      Income before taxes                           7,594              13,199               12,444              23,309

 Provision for income taxes                         3,076               5,345                5,040               9,440
                                            ---------------    ---------------       ---------------    ---------------

      Net income                          $         4,518    $          7,854      $         7,404    $         13,869
                                            ===============    ===============       ===============    ===============

 Net income per share - Basic             $           .36    $           0.62      $           .59    $           1.10
                                            ===============    ===============       ===============    ===============

 Weighted average number of
  shares outstanding-Basic                         12,588              12,580               12,583              12,580
                                            ===============    ===============       ===============    ===============


 Net income per share-Diluted             $           .35    $           0.62      $           .58    $           1.09
                                            ===============    ===============       ===============    ===============

 Weighted average number of
  shares outstanding-Diluted                       12,802              12,674               12,741              12,696
                                            ===============    ===============       ===============    ===============

                 See accompanying notes to financial statements

                                     4 of 13

                           GIBRALTAR STEEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                    2001          2000
                                                                  --------      --------
                                                                       (unaudited)
Cash flows from operating activities
Net income                                                        $  7,404      $ 13,869
Adjustments to reconcile net income to net cash
       provided by operating activities:
Depreciation and amortization                                       11,582        10,291
Provision for deferred income taxes                                  2,351         1,050
Undistributed equity investment income                                 266          (232)
Other noncash adjustments                                               58            58
Increase (decrease) in cash resulting
       from changes in (net of effects from acquisitions):
    Accounts receivable                                            (18,997)      (18,173)
    Inventories                                                     11,291        (1,313)
    Other current assets                                            (1,690)         (681)
    Accounts payable and accrued expenses                           20,612        12,244
    Other assets                                                      (694)       (3,150)
                                                                  ---------     --------

       Net cash provided by operating activities                    32,183        13,963
                                                                  ---------     --------

Cash flows from investing activities
Acquisitions, net of cash acquired                                 (10,832)            -
Purchases of property, plant and equipment                          (7,915)       (9,338)
Net proceeds from sale of property and equipment                       177         7,249
                                                                  ---------     --------

       Net cash used in investing activities                       (18,570)       (2,089)
                                                                  ---------     --------

Cash flows from financing activities
Long-term debt reduction                                           (35,334)      (32,363)
Proceeds from long-term debt                                        20,394        22,411
Payment of dividends                                                  (755)         (692)
Net proceeds from issuance of common stock                             419            35
                                                                  ---------     --------

       Net cash used in financing activities                       (15,276)      (10,609)
                                                                  ---------     --------

       Net (decrease) increase in cash and cash equivalents         (1,663)        1,265

Cash and cash equivalents at beginning of year                       1,701         4,687
                                                                  ---------     --------

Cash and cash equivalents at end of period                        $     38      $  5,952
                                                                  =========     =========


                 See accompanying notes to financial statements

                                     5 of 13

                           GIBRALTAR STEEL CORPORATION
                           ---------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 have been included.

Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

Inventories consist of the following:

                                                  (in thousands)
                                         June 30,              December 31,
                                           2001                    2000
                                           ----                    ----
                                        (unaudited)              (audited)

Raw material                            $ 43,016                $ 54,640
Finished goods and work-in-process        46,680                  46,347
                                         -------                 -------

Total inventories                       $ 89,696                $100,987
                                         =======                 =======

                                     6 of 13

3.   SHAREHOLDERS' EQUITY

The changes in shareholders' equity consist of:

                                                                           (in thousands)

                                                              Additional                          Accumulated
                              Common             Shares        Paid-in         Retained         Comprehensive
                              Shares             Amount        Capital         Earnings              Loss
                              ------             ------        -------         --------              ----
December 31, 2000             12,567             $126          $68,475         $139,747            $    -
Implementation of
   FAS 133                         -                -                -                -              (191)
Net income                         -                -                -            7,404
Stock options
   exercised                      28                -              419                -                 -
Earned portion of
   restricted stock                -                -               58                -                 -
Cash dividends-
   $.065 per share                 -                -                -             (818)                -
Interest rate
   swap adjustments                -                -                -                -              (448)
                              ----------------------------------------------------------------------------

June 30, 2001                 12,595             $126          $68,952         $146,333             $(639)
                              ============================================================================


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

4. EARNINGS PER SHARE

Basic net income per share equals net income divided by the weighted average shares outstanding for the six months ended June 30, 2001 and 2000. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

Options to purchase 1,096,517 shares of the Company's common stock are outstanding as of June 30, 2001 and are exercisable at prices ranging from $10.00 to $22.50 per share. Included in diluted shares are common stock equivalents relating to options of 158,754 and 116,017 for the six month periods ended June 30, 2001 and 2000, respectively.

                                     7 of 13

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

                            (in thousands, except per share data)
                                      Six Months Ended
                                          June 30,
                                    2001            2000
                                    ----            ----
                                         (unaudited)

Net sales                         $314,760        $377,190
                                  ========        ========
Income before taxes               $ 12,502        $ 24,426
                                  ========        ========
Net income                        $  7,439        $ 14,532
                                  ========        ========
Net income per share-Basic        $    .59        $   1.16
                                  ========        ========

                                     8 of 13

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

Results of Operations
---------------------

Net sales of $163.6 million for the second quarter ended June 30, 2001, decreased 9.9% from net sales of $181.5 million for the prior year's second quarter. Net sales of $314.1 million for the six months ended June 30, 2001, which included net sales of Milcor (acquired July 17, 2000) and PIHT (acquired February 13, 2001) (collectively, the Acquisitions), decreased 10.0% from sales of $349.2 million for the six months ended June 30, 2000. These decreases resulted primarily from changes in the general economy, particularly in the automotive industry.

Cost of sales increased to 80.4% of net sales for the second quarter ended June 30, 2001 from 79.8% for the prior year's second quarter. Cost of sales increased to 80.7% of net sales for the first six months of 2001 from 79.6% for the six months ended June 30, 2000. These increases were primarily due to higher health care and utility costs.

Selling, general and administrative expenses were relatively constant at 12.2% and 12.3% of net sales for the second quarter and six months ended June 30, 2001, in comparison to 10.6% and 11.3% of net sales for the same periods of 2000. These increases were primarily due to costs from the Acquisitions, which have higher costs as a percentage of net sales, offset by decreases in incentive based compensation.

Interest expense increased by $.2 million and $.9 million for the second quarter and six months ended June 30, 2001 over the prior year's comparable periods, primarily due to higher average borrowings during 2001 to finance acquisitions and capital expenditures, offset by decreases in interest rates.

As a result of the above, income before taxes decreased by $5.6 million and $10.9 million for the second quarter and six months ended June 30, 2001 from the same periods in 2000.

Income taxes for the second quarter and six months ended June 30, 2001 approximated $3.1 million and $5.0 million and were based on a 40.5% effective tax rate in both periods.

Liquidity and Capital Resources
-------------------------------

Shareholders' equity increased by approximately $6.4 million at June 30, 2001 to $214.8 million. During the first six months of 2001, the Company's working capital decreased $13.8 million to approximately $118.6 million.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

                                     9 of 13

Net cash provided by operations of $32.2 million resulted primarily from net income of $7.4 million, depreciation and amortization of $11.6 million, decreases in inventories of $11.3 million and increases in accounts payable and accrued expenses of $20.6 million. These sources of cash from operations were offset by an increase in accounts receivable of $19.0 million due to increased sales in the second quarter of 2001 compared to the fourth quarter of 2000.

The $32.2 million of net cash provided by operations was used to pay down $14.9 million of the Company's revolving credit facility and to fund the $10.8 million acquisition of PIHT, capital expenditures of $7.9 million and cash dividends of $.8 million.

At June 30, 2001 the Company's revolving credit facility available approximated $310 million, with borrowings of approximately $234 million and an additional availability of approximately $76 million.

The Company believes that availability of funds under its credit facilities together with cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its existing operations.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS No. 133) which requires recognition of the fair value of derivatives in the statement of financial position, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the hedging nature of the derivative. FAS 133 was implemented in 2001 and did not have a material impact on our earnings.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations (FAS No. 141) and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (FAS No. 142). FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Implementation of FAS No. 141 and FAS No. 142 is required for fiscal 2002. However, the Financial Accounting Standards Board has not yet published FAS No. 141 or FAS No. 142 that would allow management to calculate their effect on the Company.



                                    10 of 13

Safe Harbor Statement
---------------------

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

                                    11 of 13

                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

     1.   Exhibits

          a. Exhibit 10.1 - Agreement dated December 22, 2000 for Adoption by Gibraltar Steel Corporation of New York of the Dreyfus Nonstandardized Prototype Profit Sharing Plan and Trust

     2. Reports on Form 8-K. There were no reports on Form 8-K during the three months ended June 30, 2001.


                                    12 of 13

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GIBRALTAR STEEL CORPORATION
                                ---------------------------
                                        (Registrant)

                                By   /x/ Brian J. Lipke
                                  -------------------------------
                                  Brian J. Lipke
                                  Chief Executive Officer and
                                  Chairman of the Board

                                By   /x/ Walter T. Erazmus
                                  -------------------------------
                                  Walter T. Erazmus
                                  President

                                By   /x/ John E. Flint
                                  -------------------------------
                                  Vice President
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Chief Accounting Officer)



Date July 20, 2001

                                    13 of 13