Form 10-K/A
period 2000-12-31
GIBRALTAR STEEL CORP
filed 2001-11-13
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)
( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2000 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ____________
Commission File Number 0-22462

GIBRALTAR STEEL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation organization)	16-1445150 (I.R.S. Employer Identification No.)
3556 Lake Shore Road, P.O. Box 2028, Buffalo, New York (address of principal executive offices)	14219-0228 (Zip Code)
(716) 826-6500 Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $.01 par value	Name of each exchange on which registered NASDAQ National Market System
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

The Company is organized into three segments - Processed Steel Products, Construction Products and Heat Treating. The Processed Steel Products segment primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel through the application of up to 12 different processes to produce high-quality, value-added coiled steel products. This segment produces a wide variety of cold-rolled strip steel products, coated sheet steel products and strapping products at 15 facilities in 6 states and Mexico. The Company's processed cold-rolled strip steel products comprise a part of the cold-rolled sheet steel market that is defined by more precise widths, improved surface conditions, more diverse chemistry and tighter gauge tolerances than are supplied by primary manufacturers of flat-rolled steel products. The Company's cold-rolled strip steel products are sold to manufacturers in the automotive, automotive supply, power and hand tool and hardware industries, as well as to other customers who demand critical specifications in their raw material needs. The Company's coated sheet steel products, which include galvanized, galvalume and pre-painted sheet products, are sold primarily to the commercial and residential metal building industry for roofing and siding applications. The Company's heavy duty steel strapping products are used to close and reinforce packages such as cartons and crates for shipping.

The Construction Products segment primarily includes the processing of sheet steel to produce a wide variety of building and construction products. Many of the Company's building and construction products meet and exceed increasingly stringent building codes and insurance company requirements governing both residential and commercial construction. This segment's products are sold to major home center stores, lumber and building material wholesalers, buying groups, discount stores, distributors and general contractors engaged in residential, industrial and commercial construction.

The Company's Heat Treating segment consists of four heat treating divisions with operations in eight states. This segment provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required.

Note 16 to the Company's consolidated financial statements included elsewhere herein provides information related to the Company's business segments in accordance with generally accepted accounting principles.

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

Products and Services

Processed Steel Products Segment

Cold-Rolled Strip Steel. The Company's cold-rolled strip steel is used in applications which demand more precise widths, improved surface conditions and tighter gauge tolerances than are supplied by primary producers of flat-rolled steel products. Consistent with its strategy of focusing on high value-added products and services, the Company produces a broad range of fully processed cold-rolled strip steel products. The Company buys wide, open tolerance sheet steel in coils from primary steel producers and processes it to specific customer orders by performing such computer-aided processes as cold reduction, annealing, edge rolling, slitting and cutting to length. Cold reduction is the rolling of steel to a specified thickness, tolerance and finish. Annealing is a thermal process which changes hardness and certain metallurgical characteristics of steel. Temper rolling is the rolling of steel to a specific hardness. Edge rolling involves conditioning edges of processed steel into square, full round or partially round shapes. Slitting is the cutting of steel to specified widths. Depending on customer specifications, one or more of these processes are utilized to produce steel strip of a precise grade, temper, tolerance and finish. Customers for the Company's strip steel products include manufacturers in the automotive, automotive supply, power and hand tool, hardware and other industries.

The Company operates nine rolling mills at its facilities in Cleveland, Ohio and Buffalo, New York, all of which are QS 9000 certified. Equipment at these facilities includes a computerized, three-stand, four-high tandem mill and eight single-stand, two- and four-high mills. The Company has the capability to process coils up to a maximum of 72 inch outside diameter and roll widths of up to 50 inches. Its rolling mills include automatic gauge control systems with hydraulic screwdowns allowing for microsecond adjustments during processing. Its computerized mills enable it to satisfy industry demand for a wide range of steel from heavier gauge and special alloy steels to low carbon and light gauge steels, in each case having a high-quality finish and precision gauge tolerance. This equipment can process flat-rolled steel to specific customer requirements for thickness tolerances as close as .0002 inches. The Company also operates a 56-inch reversing mill which it believes is one of the widest of its type in the specialty strip steel industry.

The Company's rolling facilities are further complemented by 15 high convection annealing furnaces, which allow for shorter annealing times than conventional annealers. Three of its furnaces and bases employ state-of-the-art technology, incorporating the use of a hydrogen atmosphere for the production of cleaner and more uniform steel. As a result of the Company's annealing capabilities, it is able to produce cold-rolled strip with improved consistency in terms of thickness, hardness, molecular grain structure and surface.

The Company can produce certain strip steel products on oscillated coils, which wind steel strip similar to the way fishing line is wound on a reel. Oscillating the steel strips enables the Company to put at least six times greater volume of finished product on a coil than standard ribbon winding, allowing customers to achieve longer production runs by reducing the number of equipment shut-downs to change coils. Customers are thus able to increase productivity, reduce downtime, improve yield and lengthen die life. These benefits to customers allow the Company to achieve higher margins on oscillated products. To the Company's knowledge, only a few other steel processors are able to produce oscillated coils, and the Company is not aware of any competitor that can produce 12,000 pound oscillated coils, the maximum size the Company produces.

Steel Strapping Products. Steel strapping is banding and packaging material used to close and reinforce shipping units such as bales, boxes, cartons, coils, crates and skids. The Company is one of only four domestic manufacturers of high-tensile steel strapping, which is subject to strength requirements imposed by the American Society for Testing and Materials for packaging of different products for common carrier transport. This high-tensile steel strapping is essential to producers of large, heavy products such as steel, paper and lumber where reliability of the packaging material is critical to the safe transport of the product.

The Company's QS 9000 certified strapping facility manufactures high-tensile steel strapping by slitting, oscillating, heat-treating, painting and packaging cold-rolled coils.

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

Coated Steel Products. The Company's coated steel products include pre-painted single bill packages, PVC spiral pre-painted product, purlin stock and liner panel stock, galvanized, galvalume and pre-painted sheet product. The Company is capable of providing steel in more than 500 colors and in a variety of coatings, including galvanized and galvalume.

Materials Management. The Company operates two state-of-the-art materials management facilities that link primary steel producers and end-user manufacturers by integrating the inventory purchasing, receiving, inspection, billing, storage and shipping functions and producing true just-in-time delivery of materials. The Company's facilities receive shipments of steel by rail and truck from primary steel producers, which retain ownership of the steel until it is delivered to the end-user manufacturer. The Company inspects the steel and store it in a climate-controlled environment on a specialized stacker crane and rack system. When an order is placed, the Company can deliver the steel to the end-user manufacturer within one hour using trucks that have been custom designed for facilitating the loading and unloading process.

These facilities have proprietary and commercially available data processing systems that link the primary steel producer with the end-user manufacturer and also link both parties to the facilities. This gives them direct computer access to inventory on hand, in transit and on order, and enables such manufacturers to transmit their required release schedule through the computer. The shipping personnel are then notified via computer of customer orders that have been released and materials are promptly retrieved and shipped.

The Company believes its materials management facilities provide benefits to primary steel producers and end-user manufacturers. The primary steel producers can ship materials to the facilities by rail rather than by truck, thereby enabling them to ship products more efficiently. In addition, utilizing the specialized facilities allows primary steel producers to deliver shipments just-in-time and with minimal transportation damage. The end-user manufacturers can devote space previously used for raw material storage to more productive uses. The end-user manufacturers also reduce their inventory carrying costs because possession of inventory is not taken until shipped from the facilities. This enables end-user manufacturers to reduce their raw material inventory from several days or weeks to hours.

Steel Pickling Joint Venture. The Company has a 31% interest in a joint venture that has two steel pickling operations in Ohio. After the hot-rolling process, the surface of sheet steel is left with a residue known as scale, which must be removed prior to further processing by a cleaning process known as pickling. This joint venture pickles steel on a toll basis, receiving fees for pickling services without acquiring ownership of the steel.

Construction Products Segment

The Company manufactures over 5,000 building and construction products for sale throughout the United States to home centers, building material wholesalers, buying groups, discount stores, distributors and residential, industrial and commercial contractors. The Company's building and construction products are manufactured primarily from galvanized and painted steel, as well as from aluminum and copper. Many of these building and construction products are designed to meet and exceed increasingly stringent building codes and insurance company requirements governing both residential and commercial construction. These products include ventilation products and accessories; storm panel systems; mailboxes; steel lumber connectors; roof edging and flashing; aluminum soffit; drywall corner bead, wind brace and starter strip; painted coil stock; metal roofing and accessories; steel framing; rain-carrying systems, including gutters and accessories; bath cabinets; access doors; roof hatches and smoke vents; telescoping doors; builders' hardware, such as door knockers, door stops, shelving and closet rods; and grills, registers and defusers.

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

Heat-Treating Segment

The Company provides a wide range of metallurgical heat-treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants and other conditions to improve their mechanical properties, durability and wear resistance. These processes include case-hardening, neutral-hardening and through-hardening, annealing, normalizing, vacuum hardening, carburizing, nitriding and brazing, as well as a host of other processes. These heat-treating processes can harden, soften or otherwise impart desired properties to parts made of steel, aluminum, copper, powdered metals and various alloys and other metals.

The Company operates 15 heat-treating facilities in North Carolina, South Carolina, Tennessee, Georgia, Alabama, Michigan, Indiana and Illinois. It maintains a metallurgical laboratory at each facility with trained metallurgists providing a range of testing capabilities to add value to treated parts and enhance quality control. Consistent quality control is maintained by application of a statistical process control system and QS 9000 registration. Additionally, the Company maintains a fleet of trucks and trailers to provide rapid turnaround time for its customers.

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
Location	Utilization	Square Footage	Owned or Leased
Corprate Buffalo, New York	Headquarters	23,000	Leased
Processed Steel Products Cheektowaga, New York	Cold-rolled strip steel processing and strapping produts	148,000	Owned
Tonawanda, New York	Cold-rolled strip steel and precision metals processing	128,000	Owned
Cleveland, Ohio	Cold-rolled strip steel processing	259,000	Owned
Ithaca, New York	Warehouse	14,300	Leased
Dearborn, Michigan	Strapping tool products	3,000	Owned
Lackawanna, New York	Materials management facility	65,000	Leased
Woodhaven, Michigan	Materials management facility	100,000	Owned
Franklin Park, Illinois	Precision metals processing	99,000	Owned
Birmingham, Alabama	Precision metals processing	97,900	Leased
Brownsville, Texas	Distribution warehouse	15,000	Leased
Troy, Michigan	Sales office	800	Leased
Construction Products Jacksonville, Florida
	Administrative office and construction products manufacturing	261,400	Leased
Miami, Florida	Construction products manufacturing	77,000	Leased
Tampa Florida	Construction products manufacturing	50,000	Leased
Nashville, Tennessee	Construction products manufacturing	52,500	Leased
San Antonio, Texas	Construction products manufacturing	120,000	Leased
Houston, Texas	Construction products manufacturing	42,000	Leased
Vidalia, Georgia	Warehouse	34,000	Leased
Taylorsville, Mississippi	Construction products manufacturing	54,000	Owned
Taylorsville, Mississippi	Construction products manufacturing	238,700	Owned
Port Gibson, Mississippi	Warehouse	40,000	Leased
Enterprise, Mississippi	Construction products manufacturing	194,300	Owned
Appleton, Wisconsin	Construction products manufacturing	100,300	Owned
Appleton, Wisconsin	Construction products manufacturing	42,600	Owned
Joplin, Missouri	Construction products manufacturing	45,400	Owned
Montgomery, Minnesota	Administrative office and construction products manufacturing	115,600	Owned
Montgomery, Minnesota	Construction products manufacturing	22,000	Leased
LeCenter, Minnesota	Construction products manufacturing	15,000	Leased
Livermore, California	Construction products manufacturing	103,500	Leased
Rancho Cucamonga, California	Warehouse	20,600	Leased
North Wikesboro, N. Carolina	Construction products manufacturing	23,000	Leased
North Wikesboro, N. Carolina	Administrative office	900	Leased
Hainesport, New Jersey	Warehouse	15,000	Leased
Denver, Colorado	Administrative office and construction products manufacturing	90,000	Leased
Denver, Colorado	Construction products manufacturing	30,000	Leased
Largo, Florida	Administrative Office and construction products manufacturing	100,000	Owned
Holland, Ohio	Administrative office	3,500	Leased
Lima, Ohio	Construction products manufacturing	203,000	Owned
Coopersville, Michigan	Construction products manufacturing	246,000	Owned
Heat Treating
Fountain Inn, S. Carolina	Heat treating	82,400	Owned
Reidsville, N. Carolina	Heat treating	53,500	Owned
Arden, N. Carolina	Heat treating	20,400	Leased
Charlotte, N. Carolina	Administrative office	3,400	Leased
Morristown, Tennessee	Heat treating	24,200	Owned
Conyers, Georgia	Heat treating	18,700	Leased
Athens, Alabama	Heat treating	20,000	Owned
Coldwater, Michigan	Administrative office and heat treating	89,000	Owned
Benton Harbor, Michigan	Administrative office and heat treating	56,700	Owned
Benton Harbor, Michigan	Warehouse	25,000	Leased
Greensburg, Indiana	Heat treating	30,000	Leased
South Bend, Indiana	Heat treating	33,900	Owned
Rockford, Illinois	Heat treating	15,600	Owned
Rockford, Illinois	Heat treating	54,400	Owned
Northlake, Illinois	Administrative office and heat treating	200,000	Leased

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended 2000 Compared to Year Ended 1999

Consolidated

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

Segment Information

Processed Steel Products - Net sales for 2000 remained at approximately the same level as the prior year at $321.3 million compared to $322.2 million in 1999. Sales growth at continuing operations offset approximately $19.4 million in sales from disposed of operations in 1999.

Income from operations decreased .3% to $39.1 million in 2000 from $39.2 million in 1999. Operating margin for 2000 remained consistent with the prior year at 12.2% primarily as a result of the favorable effect of the elimination of higher costs related to the disposed of operations offset by reduced higher margin sales due to the slowdown in the automotive industry in the fourth quarter of 2000, higher raw material costs related to the automotive industry and an increase in performance-based compensation.

Construction Products - Sales increased $28.4 million, or 11.4%, to $277.7 million in 2000 from $249.3 million in 1999. This increase was primarily due to including the net sales of Milcor (acquired July 17, 2000) (the 2000 acquisition), Weather Guard (acquired July 1, 1999) and Hughes (acquired December 1, 1999) (the 1999 acquisitions) partially offset by a decrease in net sales of existing operations due to changes in the general economy.

Income from operations decreased by 11.8% to $22.5 million in 2000 from $25.5 million in 1999. Operating margin decreased to 8.1% in 2000 from 10.2% in 1999. This decrease was due to reduced sales volume from existing operations, increased transportation costs, fixed employee costs and higher direct labor costs related to the 2000 acquisition partially offset by a decrease in performance-based compensation.

Heat Treating - Net sales increased $28.1 million, or 55.8%, to $78.5 million in 2000 from $50.4 million in 1999. This increase was primarily due to including the net sales of Southeastern Heat Treating (acquired April 1, 1999), Hi-Temp (acquired August 1, 1999) and Brazing Concepts (acquired November 1, 1999) (the 1999 acquisitions).

Income from operations increased 55.3% to $13.1 million in 2000 from $8.4 million in 1999 primarily due to higher sales volumes from the 1999 acquisitions. Operating margin for 2000 decreased slightly to 16.6% from 16.7% in 1999 due to increases in utility and direct labor costs offset by decreased costs related to performance-based compensation and higher margins resulting from the 1999 acquisitions.

Year Ended 1999 Compared to Year Ended 1998

Consolidated

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

Segment Information

Processed Steel Products - Net sales decreased $5.8 million, or 1.8%, to $322.2 million in 1999 from $328.0 million in 1998. This decrease primarily resulted from a $3.9 million reduction in sales from a division that was sold in 1999 and a concentration of efforts to eliminate lower margin sales.

Income from operations increased 9.9% to $39.2 million in 1999 from $35.7 million in 1998. Operating margin for 1999 increased to 12.2% from 10.9% in 1998. These improvements were primarily due to lower raw material costs partially offset by higher employee costs.

Construction Products - Net sales increased $47.5 million, or 23.5%, to $249.3 million in 1999 from $201.8 million in 1998. This increase was primarily resulted from including the net sales of Weather Guard (acquired July 1, 1999) and Hughes (acquired December 1, 1999) (the 1999 acquisitions), and the net sales of Solar (acquired March 1, 1998), Appleton (acquired April 1, 1998) and USP (acquired October 1, 1998) (the 1998 acquisitions), together with sales growth at existing operations.

Income from operations increased 37.2% to $25.5 million in 1999 from $18.6 million in 1998, primarily due to higher sales volumes from the 1999 and 1998 acquisitions. The operating margin for 1999 increased to 10.2% from 9.2% in 1998, primarily due to the 1999 acquisitions and lower raw material costs at existing operations.

Heat Treating - Net sales increased $22.3 million, or 79.3%, to $50.4 million in 1999 from $28.1 million in 1998. This increase primarily resulted from including the net sales of Hi-Temp (acquired August 1, 1999) and Brazing Concepts (acquired November 1, 1999) (the 1999 acquisitions), and the net sales of Harbor (acquired October 1, 1998) (the 1998 acquisition), together with sales growth at existing operations.

Income from operations increased 75.6% to $8.4 million in 1999 from $4.8 million in 1998 primarily due to higher sales volumes from the 1999 and 1998 acquisitions. The operating margin of 16.7% in 1999 decreased only slightly from 17.0% in 1998, since the 1999 acquisitions generated margins similar to those of existing operations.

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

Item 8.	Financial Statements and Supplementary Data

The Company amends Part I, Item 8, to revise the Report of Independent Accountants and to add note 16 to the Notes to Consolidated Financial Statements.

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

As described in Note 16, the Company has revised its segment disclosures.

PricewaterhouseCoopers LLP
Buffalo, New York
January 24, 2001
except as to Note 16, for
which the date is
September 28, 2001

16.	SEGMENT INFORMATION - (RESTATED)

During 2001, the Company reconsidered its segment reporting in light of recent performance trends and the Company's organizational structure. Prior year segment information has been revised to conform with current year presentation. The Company is organized into three reportable segments on the basis of the production processes, and products and services provided by each segment, identified as follows:
(i)

Processed steel products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel through the application of up to 20 different processes to produce high-quality, value-added coiled steel products to be further processed.

(ii)	Construction products, which primarily includes the processing of sheet steel to produce a wide variety of building and construction products.
(iii)

Heat treating, which includes a wide range of metallurgical heat treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2000, 1999 and 1998, or for the years then ended:
	2000	1999	1998
	(in thousands)
Net sales
Processed steel products	$ 321,361	$ 322,216	$ 328,022
Construction products	277,706	249,320	201,821
Heat treating	78,473	50,382	28,101
	$ 677,540 ========	$ 621,918 ========	$ 557,944 ========

Operating income
Processed steel products	$ 39,111	$ 39,216	$ 35,673
Construction products	22,491	25,507	18,587
Heat treating	13,059	8,408	4,787
Corporate	(14,769)	(17,662)	(14,592)
	$ 59,892 ========	$ 55,469 ========	$ 44,455 ========

Depreciation and amortization
Processed steel products	$ 5,853	$ 6,181	$ 5,744
Construction products	5,747	4,692	3,126
Heat treating	5,112	3,465	1,750
Corporate	4,476	3,114	2,713
	$ 21,188 ========	$ 17,452 ========	$ 13,333 ========

Total assets
Processed steel products	$ 155,740	$ 170,715	$ 179,889
Construction products	157,962	123,221	109,951
Heat treating	80,048	79,259	40,208
Corporate	162,296	148,885	108,387
	$ 556,046 ========	$ 522,080 ========	$ 438,435 ========

Capital expenditures ===================	========	========	========
Processed steel products	$ 5,313	$ 7,046	$ 11,276
Construction products	7,304	6,363	5,794
Heat treating	5,902	7,615	2,985
Corporate	1,100	975	2,007
	$ 19,619 ========	$ 21,999 ========	$ 22,062 ========

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
/s/ Brian J. Lipke Brian J. Lipke	Chief Executive Officer and Chairman of the Board (principal executive officer)	November 13, 2001
/s/ Walter T. Erazmus Walter T. Erazmus	President	November 13, 2001
/s/ John E. Flint John E. Flint	Vice President and Chief Financial Officer (principal financial and accounting officer)	November 13, 2001
/s/ Neil E. Lipke Neil E. Lipke	Director	November 13, 2001
/s/ Gerald S. Lippes Gerald S. Lippes	Director	November 13, 2001
/s/ Arthur A. Russ, Jr. Arthur A. Russ, Jr.	Director	November 13, 2001
/s/ David N. Campbell David N. Campbell	Director	November 13, 2001
/s/ William P. Montague William P. Montague	Director	November 13, 2001