Form 10-Q/A
period 2001-03-31
GIBRALTAR STEEL CORP
filed 2001-11-13
CIK 912562

FORM 10-Q/A
AMENDMENT NO. 1
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                               OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of March 31, 2001, the number of common shares outstanding was: 12,579,147.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Company amends Part I, Item 1, to add note 6 below to the Notes to the Condensed Consolidated Financial Statements.

6.	SEGMENT INFORMATION - (RESTATED)

During 2001, the Company reconsidered its segment reporting in light of recent performance trends and the Company's organizational structure. Prior year segment information has been revised to conform with current quarter presentation.

The Company is organized into three reportable segments on the basis of the production process, and products and services provided by each segment, identified as follows:

(i)

Processed steel products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel through the application of up to 12 different processes to produce high-quality, value-added coiled steel products to be further processed by customers.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the three month period ended March 31,2000 and 200l (in thousands):

Three Months Ended March 31, 2001 2000 (unaudited)
Net sales
Processed steel products	$ 62,851	$ 84,779
Construction products	68,477	62,360
Heat treating	19,222	20,495
	$ 150,550 =======	$ 167,634 =======
Income from operations
Processed steel products	$ 6,676	$ 11,158
Construction products	3,896	4,099
Heat treating	3,068	3,890
Corporate	(3,898)	(4,829)
	$ 9,742 =======	$ 14,318 =======
Depreciation and amortization
Processed steel products	$ 1,414	$ 1,483
Construction products	1,647	1,343
Heat treating	1,382	1,235
Corporate	1,227	1,055
	$ 5,670 =======	$ 5,116 =======
Total assets
Processed steel products	$ 152,919	$ 167,549
Construction products	165,358	133,631
Heat treating	85,659	81,951
Corporate	170,396	149,392
	$ 574,332 ========	$ 532,523 ========
Capital expenditures
Processed steel products	$ 1,993	$ 1,079
Construction products	2,177	2,024
Heat treating	932	2,091
Corporate	270	108
	$ 5,372 =======	$ 5,302 =======
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated

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

Segment Information

Processed Steel Products - Net sales of $62.9 million for the first quarter ended March 31, 2001, decreased 25.9% from net sales of $84.8 million for the prior year's first quarter. This decrease was primarily due to changes in the general economy, particularly the automotive industry.

Income from operations decreased to 10.6% of net sales for the first quarter ended March 31, 2001 from 13.2% for the prior year's first quarter. This decrease was primarily due to reduced sales volume and higher health insurance costs as a percentage of net sales.

Construction Products - Net sales of $68.5 million for the first quarter ended March 31, 2001, increased 9.8% from net sales of $62.4 million for the prior year's first quarter. This increase primarily resulted from including the net sales of Milcor (the 2000 acquisition), partially offset by a decrease in net sales of existing operations due to changes in the general economy.

Income from operations decreased to 5.7% of net sales for the first quarter March 31, 2001, from 6.6% for the prior year's first quarter. This decrease was primarily due to higher costs as a percentage of net sales from the 2000 acquisition and higher transportation and utility costs at existing operations, partially offset by decreases as a percentage of net sales in incentive based compensation and other employee costs at existing operations.

Heat Treating - Net sales of $19.2 million for the first quarter ended March 31, 2001, decreased 6.2% from net sales of $20.5 million for the prior year's first quarter. This decrease was primarily due to changes in the general economy, particularly the slow down in the automotive industry, partially offset by including the net sales of PIHT (the 2001 acquisition).

Income from operations decreased to 16.0% for the first quarter ended March 31, 2001, from 19.0% for the prior year's first quarter. This decrease was primarily due to higher health insurance and utility costs as a percentage of net sales at existing operations, partially offset by decreases in incentive based compensation and by lower costs as a percentage of net sales resulting from the 2001 acquisition.

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

Date November 13, 2001