Form 10-Q/A
period 2001-06-30
GIBRALTAR STEEL CORP
filed 2001-11-13
CIK 912562

FORM 10-Q/A
AMENDMENT NO. 1
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

As of June 30, 2001, the number of common shares outstanding was: 12,595,374.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

The Company amends Part I, Item 1, to add note 6 below to the Notes to the Condensed Consolidated Financial Statements.

6.	SEGMENT INFORMATION - (RESTATED)

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the three and six month periods ended June 30, 2000 and 200l (in thousands):

	Three Months Ended June 30, 2001 2000 (unaudited)		Six Months Ended June 30, 2001 2000 (unaudited)
Net sales
Processed steel products	$ 63,492	$ 88,649	$ 126,351	$ 173,428
Construction products	81,553	72,009	150,022	134,369
Heat treating	18,505	20,865	37,727	41,360
	$163,550 =======	$181,523 =======	$314,100 =======	$349,157 =======
Income from operations
Processed steel products	$ 8,083	$ 10,336	$ 14,759	$ 21,494
Construction products	7,054	7,219	10,950	11,318
Heat treating	2,268	3,996	5,336	7,886
Corporate	(5,351)	(4,135)	(9,249)	(8,964)
	$ 12,054 =======	$ 17,416 =======	$ 21,796 =======	$ 31,734 =======
Depreciation and amortization
Processed steel products	$ 1,436	$ 1,421	$ 2,850	$ 2,904
Construction products	1,764	1,372	3,411	2,715
Heat treating	1,438	1,294	2,820	2,529
Corporate	1,274	1,088	2,501	2,143
	$ 5,912 =======	$ 5,175 =======	$ 11,582 =======	$ 10,291 =======
Total assets
Processed steel products			$ 150,951	$ 169,596
Construction products			167,509	133,779
Heat treating			84,144	81,224
Corporate			168,821	154,317
			$571,425 =======	$538,916 =======
Capital expenditures
Processed steel products	$ -	$ 903	$ 1,993	$ 1,982
Construction products	2,001	1,680	4,178	3,704
Heat treating	409	1,327	1,341	3,418
Corporate	133	126	403	234
	$ 2,543 =======	$ 4,036 =======	$ 7,915 =======	$ 9,338 =======
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Segment Information

Processed Steel Products - Net sales of $63.5 million for the second quarter ended June 30, 2001, decreased 28.4% from net sales of $88.6 million for the prior year's second quarter. Net sales of $126.4 million for the six months ended June 30, 2001, decreased 27.2% from sales of $173.4 for the six months ended June 30, 2000. These decreases were primarily due to changes in the general economy, particularly the automotive industry.

Income from operations increased to 12.7% of net sales for the second quarter ended June 30, 2001 from 11.7% for the prior year's second quarter. Income from operations decreased to 11.7% of net sales for the six months ended June 30, 2001 from 12.4% for the same period in 2000. The improvement during the second quarter ended June 30, 2001 was primarily due to lower raw material costs. The decrease for the six month period ended June 30, 2001 was primarily due to higher health insurance and utility costs as a percentage of net sales, partially offset by lower raw material costs during the second quarter.

Construction Products - Net sales of $81.6 million for the second quarter ended June 30, 2001, increased 13.3% from net sales of $72.0 million for the prior year's second quarter. Net sales of $150.0 million for the six months ended June 30, 2001, increased 11.7% from sales of $134.3 million for the six months ended June 30, 2000. These increases primarily resulted from including the net sales of Milcor (the 2000 acquisition), partially offset by a decrease in net sales of existing operations due to changes in the general economy.

Income from operations decreased to 8.6% and 7.3% of net sales for the second quarter and six months ended June 30, 2001 respectively, from 10.0% and 8.4% of net sales for the comparable periods of 2000. These decreases were primarily due to higher costs as a percentage of net sales from the 2000 acquisition and higher transportation and utility costs at existing operations, partially offset by decreases as a percentage of net sales in incentive based compensation and other employee costs at existing operations.

Heat Treating - Net sales of $18.5 million for the second quarter ended June 30, 2001, decreased 11.3% from net sales of $20.9 million for the prior year's second quarter. Net sales of $37.7 million for the six months ended June 30, 2001, decreased 8.8% from sales of $41.4 million for the six months ended June 30, 2000. These decreases were primarily due to changes in the general economy, particularly the slow down in the automotive industry, partially offset by including the net sales of PIHT (the 2001 acquisition).

Income from operations decreased to 12.3% and 14.1% of net sales for the second quarter and six months ended June 30, 2001 respectively, from 19.2% and 19.1% of net sales for the comparable periods of 2000. These decreases were primarily due to higher health insurance and utility costs as a percentage of net sales at existing operations, partially offset by decreases in incentive based compensation and by lower costs as a percentage of net sales resulting from the 2001 acquisition.

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

The $32.2 million of net cash provided by operations was used to pay down $14.9 million of the Company's revolving credit and to fund the $10.8 million acquisition of PIHT, capital expenditures of $7.9 million and cash dividends of $.8 million.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS No. 133) which requires recognition of the fair value of derivatives in the statement of financial position, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the hedging nature of the derivative. FAS No. 133 was implemented in 2001 and did not have a material impact on our earnings.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations (FAS No. 141) and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (FAS No. 142). FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Implementation of FAS No. 141 and FAS No. 142 is required for fiscal 2002. Management is currently assessing the impact FAS No. 141 and FAS No. 142 will have on the Company's results of operations.

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