Form 10-Q
period 2001-09-30
GIBRALTAR STEEL CORP
filed 2001-11-13
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

As of September 30, 2001, the number of common shares outstanding was:  12,598,499.

GIBRALTAR STEEL CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIBRALTAR STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	September 30, 2001 (unaudited)	December 31, 2000 (audited)
Assets
Current assets:
Cash and cash equivalents	$ 5,461	$ 1,701
Accounts receivable	96,237	78,358
Inventories	83,688	100,987
Other current assets	7,383	6,548
Total Current assets	192,769	187,594

Property, plan and equipment, net	230,837	229,159
Goodwill	133,766	130,368
Other assets	7,556	8,925
	$ 564,928 ========	$ 556,046 ========
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 60,404	$ 39,285
Accrued expenses	18,195	15,575
Current maturities of long-term debt	530	327
Total current liabilities	79,129	55,187

Long-term debt	226,496	255,526
Deferred income taxes	36,445	34,325
Other non-current liabilities	6,202	2,660
Shareholders' equity
Preferred shares	-	-
Common shares	126	126
Additional paid-in capital	69,032	68,475
Retained earnings	149,484	139,747
Accumulated comprehensive loss	(1,986)	-
Total shareholders' equity	216,656	208,348
	$ 564,928 ========	$ 556,046 ========

See accompanying notes to financial statements

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF INCOME (in thousands, except per share data)

	Three Months Ended September 30, 2001 2000 (unaudited)		Nine Months Ended September 30, 2001 2000 (unaudited)

Net sales	$ 161,484	$ 178,326	$ 475,584	$ 527,483
Cost of sales	131,154	142,463	384,688	420,456
Gross profit	30,330	35,863	90,896	107,027
Selling, general and Administrative expense
	20,479	18,595	59,249	58,025
Income from operations	9,851	17,268	31,647	49,002
Interest expense	3,811	5,086	13,163	13,511
Income before taxes	6,040	12,182	18,484	35,491
Provision for income taxes	2,446	4,934	7,486	14,374
Net income	$ 3,594 ========	$ 7,248 ========	$ 10,998 ========	$ 21,117 ========
Net income per share - Basic	$ .29 ========	$ .58 ========	$ .87 ========	$ 1.68 ========
Weighted average number of Shares outstanding-Basic
	12,597 ========	12,580 ========	12,587 ========	12,580 ========
Net income per share-Diluted	$ .28 ========	$ .57 ========	$ .86 ========	$ 1.66 ========
Weighted average number of Shares outstanding-Diluted
	12,821 ========	12,708 ========	12,768 ========	12,700 ========

See accompanying notes to financial statements

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
	Nine Months Ended September 30, 2001 2000 (unaudited)
Cash flows from operating activities
Net income	$ 10,998	$ 21,117
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	17,539	15,763
Provision for deferred income taxes	3,578	3,358
Undistributed equity investment income	478	(461)
Other noncash adjustments	88	87
Increase (decrease) in cash resulting
From changes in (net of effects from acquisitions):
Accounts receivable	(17,251)	(14,481)
Inventories	17,299	(1,977)
Other current assets	(1,332)	(460)
Accounts payable and accrued expenses	23,639	(96)
Other assets	626	(3,175)

Net cash provided by operating activities	55,662	19,675

Cash flows from investing activities
Acquisitions, net of cash acquired	(10,832)	(43,267)
Purchases of property, plant and equipment	(11,831)	(13,849)
Net proceeds from sale of property and equipment	316	7,335

Net cash used in investing activities	(22,347)	(49,781)

Cash flows from financing activities
Long-term debt reduction	(62,822)	(43,929)
Proceeds from long-term debt	33,995	73,911
Payment of dividends	(1,197)	(1,069)
Net proceeds from issuance of common stock	469	35

Net cash (used in) provided by financing activities	(29,555)	28,948

Net increase (decrease) in cash and cash equivalents	3,760	(1,158)

Cash and cash equivalents at beginning of year	1,701	4,687

Cash and cash equivalents at end of period	$ 5,461 =======	$ 3,529 =======

See accompanying notes to financial statements

GIBRALTAR STEEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 have been included.

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

The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.	INVENTORIES

Inventories consist of the following:

(in thousands)
	September 30, 2001 (unaudited)	December 31, 2000 (unaudited)
Raw materials	$ 39,951	$ 54,640
Finished goods and work-in-process	43,737	46,347
Total inventories	$ 83,688 ======	$100,987 ======

3.	SHAREHOLDERS' EQUITY
The changes in shareholders' equity consist of:
			(in thousands)
	Common Shares	Shares Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss
December 31, 2000	12,567	$ 126	68,475	$139,747	$ ---
Implementation of FAS 133	---	---	---	---	(191)
Net income	---	---	---	10,998	---
Stock options Exercised	31	---	469	---	---
Earned portion of restricted stock	---	---	88	---	---
Cash dividends $.10 per share	---	---	---	(1,261)	---
Interest rate swap adjustments	---	---	---	---	(1,795)
September 30, 2001	12,598 =======	$ 126 =======	$ 69,032 =========	$ 149,484 =========	$ (1,986) ===========

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

Basic net income per share equals net income divided by the weighted average shares outstanding for the nine months ended September 30, 2001 and 2000. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

Options to purchase 1,088,742 shares of the Company's common stock are outstanding as of September 30, 2001 and are exercisable at prices ranging from $10.00 to $22.50 per share. Included in diluted shares, are common stock equivalents relating to options of 180,425 and 120,064 for the nine month periods ended September 30, 2001 and 2000, respectively.

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

(in thousands, except per share data) Nine Months Ended September 30, 2001 2000 (unaudited)
Net sales	$ 476,244 ========	$ 558,962 ========
Income before taxes	$ 18,542 ========	$ 37,089 ========
Net income	$ 11,033 ========	$ 22,066 ========
Net income per share-Basic	$ .88 ========	$ 1.75 ========

6.	SEGMENT INFORMATION

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the three and nine month periods ended September 30, 2000 and 200l (in thousands):

	Three Months Ended September 30, 2001 2000 (unaudited)		Nine Months Ended September 30, 2001 2000 (unaudited)
Net sales
Processed steel products	$ 66,319	$ 79,769	$ 192,656	$ 253,197
Construction products	78,297	79,856	228,333	214,225
Heat treating	16,868	18,701	54,595	60,061
	$ 161,484 =========	$ 178,326 =========	$ 475,584 =========	$ 527,483 =========
Income from operations
Processed steel products	$ 7,332	$ 9,950	$ 22,091	$ 31,444
Construction products	5,254	7,449	16,204	18,767
Heat treating	1,643	2,434	6,979	10,320
Corporate	(4,378)	(2,565)	(13,627)	(11,529)
	$ 9,851	$ 17,268	$ 31,647	$ 49,002
	=========	========	=========	=========
Depreciation and amortization
Processed steel products	$ 1,457	$ 1,491	$ 4,307	$ 4,395
Construction products	1,765	1,556	5,176	4,271
Heat treating	1,461	1,281	4,281	3,810
Corporate	1,274	1,144	3,775	3,287
	$ 5,957	$ 5,472	$ 17,539	$ 15,763
	========	========	========	========
Total assets
Processed steel products			$ 147,894	$ 166,675
Construction products			162,266	163,424
Heat treating			83,275	80,555
Corporate			171,493	168,285
			$ 564,928	$ 578,939
			========	========
Capital expenditures
Processed steel products	$ 1,208	$ 1,398	$ 3,201	$ 3,380
Construction products	2,008	1,335	6,186	5,039
Heat treating	595	1,478	1,936	4,896
Corporate	105	300	508	534
	3,916	4,511	11,831	13,849
	========	========	========	========

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated

Net sales of $161.5 million for the third quarter ended September 30, 2001, decreased 9.4% from net sales of $178.3 million for the prior year's third quarter. Net sales of $475.6 million for the nine months ended September 30, 2001, which included net sales of Milcor (acquired July 17, 2000) and PIHT (acquired February 13, 2001) (collectively, the Acquisitions), decreased 9.8% from sales of $527.5 million for the nine months ended September 30, 2000. These decreases resulted primarily from changes in the general economy, particularly reduced production levels in the automotive industry.

Gross profit decreased to 18.8% of net sales for the third quarter ended September 30, 2001 from 20.1% for the prior year's third quarter. Gross profit decreased to 19.1% of net sales for the first nine months of 2001 from 20.3% for the nine months ended September 30, 2000. These decreases were due primarily to higher transportation, health insurance, utility, labor costs and fixed costs as a percentage of net sales due to lower sales volume in 2001 compared to the same periods for 2000, partially offset by lower raw material costs in 2001.

Selling, general and administrative expenses increased to 12.7% and 12.5% of net sales for the third quarter and nine months ended September 30, 2001, in comparison to 10.4% and 11.0% of net sales for the same periods of 2000. These increases were primarily due to the non-cash charge of $1.0 million relating to the Company's E-Commerce investment and costs from the Acquisitions, which have higher selling, general and administrative costs as a percentage of net sales than our existing operations, partially offset by decreases in incentive based compensation.

As a result of the above, income from operations as a percentage of net sales for the third quarter ended September 30, 2001 decreased to 6.1% from 9.7% for the prior year's third quarter and to 6.6% for the nine months ended September 30, 2001 from 9.3% for the same period in the prior year.

Interest expense decreased by approximately $1.3 million and $.3 million for the third quarter and nine months ended September 30, 2001 over the prior year's comparable periods, primarily due to decreases in interest rates offset by interest costs related to higher average borrowings during 2001 to finance acquisitions and capital expenditures.

As a result of the above, income before taxes decreased by $6.1 million and $17.0 million for the third quarter and nine months ended September 30, 2001 from the same periods in 2000.

Income taxes for the third quarter and nine months ended September 30, 2001 approximated $2.4 million and $7.5 million and were based on a 40.5% effective tax rate in both periods.

Segment Information:

Processed Steel Products - Net sales of $66.3 million for the third quarter ended September 30, 2001, decreased 16.9% from net sales of $79.8 million for the prior year's third quarter. Net sales of $192.7 million for the nine months ended September 30, 2001, decreased 23.9% from sales of $253.2 for the nine months ended September 30, 2000. These decreases were primarily due to changes in the general economy, particularly reduced production levels in the automotive industry.

Income from operations decreased to 11.1% of net sales for the third quarter ended September 30, 2001 from 12.5% for the prior year's third quarter. Income from operations decreased to 11.5% of net sales for the nine months ended September 30, 2001 from 12.4% for the same period in 2000. These decreases were primarily due to higher health insurance and utility costs as a percentage of net sales, partially offset by lower raw material costs.

Construction Products - Net sales of $78.3 million for the third quarter ended September 30, 2001, decreased 2.0% from net sales of $79.8 million for the prior year's third quarter. Net sales of $228.3 million for the nine months ended September 30, 2001, increased 6.6% from sales of $214.2 million for the nine months ended September 30, 2000. The sales decrease in the third quarter of 2001 was primarily due to changes in the general economy. The sales increase for the nine months ended September 30, 2001 was primarily due to including the sales of Milcor (the 2000 acquisition), partially offset by sales decreases at existing operations due to changes in the general economy.

Income from operations decreased to 6.7% of net sales for the third quarter ended September 30, 2001 from 9.3% for the prior year's third quarter. Income from operations for the nine months ended September 30, 2001 decreased to 7.1% of net sales from 8.8% for the same period in 2000. These decreases were primarily due to higher costs as a percentage of net sales from the 2000 acquisition, higher freight, transportation and utility costs at existing operations, and during the third quarter higher material costs. These cost increases were partially offset by decreases as a percentage of net sales in incentive based compensation and other employee costs at existing operations.

Heat Treating - Net sales of $16.9 million for the third quarter ended September 30, 2001, decreased 9.8% from net sales of $18.7 million for the prior year's third quarter. Net sales of $54.6 million for the nine months ended September 30, 2001, decreased 9.1% from sales of $60.1 million for the nine months ended September 30, 2000. These decreases were primarily due to changes in the general economy, particularly reduced production levels in the automotive industry, partially offset by including the net sales of PIHT (the 2001 acquisition).

Income from operations decreased to 9.7% of net sales for the third quarter ended September 30, 2001 from 13.0% for the prior year's third quarter. Income from operations decreased to 12.8% of net sales for the nine months ended September 30, 2001 from 17.2% for the same period in 2000. These decreases were primarily due to higher health insurance and utility costs as a percentage of net sales at existing operations, partially offset by decreases in incentive based compensation and by lower costs as a percentage of net sales resulting from the 2001 acquisition.

Liquidity and Capital Resources

Shareholders' equity increased by approximately $8.3 million at September 30, 2001 to $216.7 million. During the first nine months of 2001, the Company's working capital decreased $18.8 million to approximately $113.6 million, primarily due to the use of working capital to pay down long-term debt related to the Company's revolving credit facility.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net cash provided by operations of $55.7 million resulted primarily from net income of $11.0 million, depreciation and amortization of $17.5 million, and a decrease in inventories of $17.3 million. These sources of cash together with $23.6 million of cash provided from an increase in accounts payable and accruals were partially offset by an increase in accounts receivable of $17.3 million due to increased sales in the third quarter of 2001 compared to the fourth quarter of 2000.

The $55.7 million of net cash provided by operations was used to pay down $28.8 million of the Company's revolving credit and to fund the $10.8 million acquisition of PIHT, capital expenditures of $11.8 million and cash dividends of $1.2 million.

At September 30, 2001 the Company's revolving credit facility available approximated $310 million, with borrowings of approximately $222 million and an additional availability of approximately $88 million.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations (FAS No. 141) and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (FAS No. 142). FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Implementation of FAS No. 141 and FAS No. 142 is required for fiscal 2002. Management is currently assessing the impact FAS No. 141 or FAS No. 142 will have on the Company's results of operations.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.
1.	Exhibits
	a. Exhibit 10.1 -	Second Amendment to Third Amended and Restated Credit Agreement.
2.	Reports on Form 8-K. There were no reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR STEEL CORPORATION (Registrant)
By / s / Brian J. Lipke Brian J. Lipke Chief Executive Officer and Chairman of the Board
By / s / Walter T. Erazmus Walter T. Erazmus President
By / s / John E. Flint John E. Flint Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Date November 13, 2001