Form 10-K
period 2001-12-31
GIBRALTAR STEEL CORP
filed 2002-03-28
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________

FORM 10-K
(Mark One)
( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2001 or
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

As of December 31, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Registrant amounted to $111,167,000.

As of December 31, 2001, the number of common shares outstanding was:     12,607,061.

DOUCMENT INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders
to be held May 21, 2002, are incorporated by reference into Part III of this report.

Exhibit Index is on Page 41

PART I

Item 1	Description of Business

General

The Company is a processor, manufacturer and provider of a broad array of high value-added, technically sophisticated steel and other metal products. The Company utilizes any one or a combination of several different processes at each of its operating facilities to add substantial margin and value to raw material acquired from primary steel and other metal producers. Underlying each of these processes is a common set of steel and metal processing core competencies. These core competencies are the foundation upon which all the Company's operations and customer offerings are based.

The Company is organized into three segments - Processed Steel Products, Building Products and Heat Treating. The Processed Steel Products segment primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel through the application of several different processes to produce high-quality, value-added coiled steel products. This segment produces a wide variety of cold-rolled strip steel products, coated sheet steel products and strapping products. The Company's processed cold-rolled strip steel products comprise a part of the cold-rolled sheet steel market that is defined by more precise widths, improved surface conditions, more diverse chemistry and tighter gauge tolerances than are supplied by primary manufacturers of flat-rolled steel products. The Company's cold-rolled strip steel products are sold to manufacturers in the automotive, automotive supply, power and hand tool and hardware industries, as well as to other customers who demand critical specifications in their raw material needs. The Company's coated sheet steel products, which include galvanized, galvalume and pre-painted sheet products, are sold primarily to the commercial and residential metal building industry for roofing and siding applications. The Company's heavy duty steel strapping products are used to close and reinforce packages such as cartons and crates for shipping. The Company also operates two material management facilities that link primary steel producers and end-user manufacturers.

The Building Products segment primarily includes the processing of sheet steel to produce a wide variety of building and construction products. Many of the Company's building and construction products meet and exceed increasingly stringent building codes and insurance company requirements governing both residential and commercial construction. This segment's products are sold to major home center stores, lumber and building material wholesalers, buying groups, discount stores, distributors and general contractors engaged in residential, industrial and commercial construction.

The Company's Heat Treating segment provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required.

Note 14 to the Company's consolidated financial statements included elsewhere herein provides information related to the Company's business segments in accordance with generally accepted accounting principles.

Industry Overview

Steel and metal processors occupy a market niche that exists between the primary steel and metal producers and end-users and others. Primary steel and metal producers typically focus on the sale of standard size and tolerance steel and other metals to large volume purchasers, including steel and metal processors. At the same time, end-users require steel with closer tolerances and with shorter lead times than the primary steel and metal producers can provide efficiently. Steel processors, through the application of various higher value-added processes such as cold-rolling and specialized heat-treating methods, process steel of a precise grade, temper, tolerance and finish. End product manufacturers incorporate the processed steel into finished goods.

Products and Services

Processed Steel Products Segment

The Company's cold-rolled strip steel is used in applications which demand more precise widths, improved surface conditions and tighter gauge tolerances than are supplied by primary producers of flat-rolled steel products. Consistent with its strategy of focusing on high value-added products and services, the Company produces a broad range of fully processed cold-rolled strip steel products. The Company buys wide, open tolerance sheet steel in coils from primary steel producers and processes it to specific customer orders by performing such computer-aided processes as cold reduction, annealing, edge rolling and slitting. Cold reduction is the rolling of steel to a specified thickness, tolerance and finish. Annealing is a thermal process which changes hardness and certain metallurgical characteristics of steel. Temper rolling is the rolling of steel to a specific hardness. Edge rolling involves conditioning edges of processed steel into square, full round or partially round shapes. Slitting is the cutting of steel to specified widths. Depending on customer specifications, one or more of these processes are utilized to produce steel strip of a precise grade, temper, tolerance and finish. Customers for the Company's strip steel products include manufacturers in the automotive, automotive supply, power and hand tool, hardware and other industries.

The Company operates nine rolling mills at its facilities in Cleveland, Ohio and Buffalo, New York, all of which are QS 9000 certified. Equipment at these facilities includes a computerized, three-stand, four-high tandem mill and eight single-stand, two- and four-high mills. The Company has the capability to process coils up to a maximum of 72 inch outside diameter and roll widths of up to 50 inches. Its rolling mills include automatic gauge control systems with hydraulic screw downs allowing for microsecond adjustments during processing. Its computerized mills enable it to satisfy industry demand for a wide range of steel from heavier gauge and special alloy steels to low carbon and light gauge steels, in each case having a high-quality finish and precision gauge tolerance. This equipment can process flat-rolled steel to specific customer requirements for thickness tolerances as close as .0002 inches. The Company also operates a 56-inch reversing mill which it believes is one of the widest of its type in the strip steel industry.

The Company's rolling facilities are further complemented by 18 high convection annealing furnaces, which allow for shorter annealing times than conventional annealers. Thirteen of its furnaces and bases employ state -of-the-art technology, incorporating the use of a hydrogen atmosphere for the production of cleaner and more uniform steel. As a result of the Company's annealing capabilities, it is able to produce cold-rolled strip with improved consistency in terms of thickness, hardness, molecular grain structure and surface.

The Company can produce certain strip steel products on oscillated coils, which wind strip steel similar to the way fishing line is wound on a reel. Oscillating the strip steel enables the Company to put at least six times greater volume of finished product on a coil than standard ribbon winding, allowing customers to achieve longer production runs by reducing the number of equipment shut-downs to change coils. Customers are thus able to increase productivity, reduce downtime, improve yield and lengthen die life. These benefits to customers allow the Company to achieve higher margins on oscillated products. To the Company's knowledge, only a few other steel processors are able to produce oscillated coils, and the Company is not aware of any competitor that can produce 12,000 pound oscillated coils, the maximum size the Company produces.

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

Steel strapping utilizes material which is cold-rolled to precise gauge on one of the Company's rolling mills, which incorporates hydraulic screw downs and automatic gauge controls with statistical charting. This process ensures strapping product of the most uniform gauge available and produces the maximum amount of strapping per pound of steel. All products are tested by on-site laboratory personnel for width, thickness and other physical and metallurgical properties.

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

The Company also operates two state-of-the-art materials management facilities that link primary steel producers and end-user manufacturers by integrating the inventory purchasing, receiving, inspection, billing, storage and shipping functions and producing true just-in-time delivery of materials. The Company's facilities receive shipments of steel by rail and truck from primary steel producers, which retain ownership of the steel until it is delivered to the end-user manufacturer. The Company inspects the steel and stores it in a climate-controlled environment on a specialized stacker crane and rack system. When an order is placed, the Company can deliver the steel to the end-user manufacturer within one hour using trucks that have been custom designed for facilitating the loading and unloading process. This enables end-user manufacturers to reduce their raw material inventory. These facilities have certain proprietary data processing systems that link the primary steel producer with the end-user manufacturer and also link both parties to the facilities.

The Company also has a 31% interest in a joint venture that has two steel pickling operations in Ohio. After the hot-rolling process, the surface of sheet steel is left with a residue known as scale, which must be removed prior to further processing by a cleaning process known as pickling. This joint venture pickles steel on a toll basis, receiving fees for pickling services without acquiring ownership of the steel.

Building Products Segment

The Company manufactures over 5,000 building and construction products for sale throughout the United States to home centers, building material wholesalers, buying groups, discount stores, distributors and residential, industrial and commercial contractors. The Company's building and construction products are manufactured primarily from galvanized and painted steel, as well as from aluminum and copper. Many of these building and construction products are designed to meet and exceed increasingly stringent building codes and insurance company requirements governing both residential and commercial construction. These products include ventilation products and accessories; storm panel systems; mailboxes; steel lumber connectors; roof edging and flashing; aluminum soffit; drywall corner bead, wind brace and starter strip; painted coil stock; metal roofing and accessories; steel framing; rain-carrying systems, including gutters and accessories; bath cabinets; access doors; roof hatches and smoke vents; telescoping doors; builders' hardware, such as door knockers, door stops, shelving and closet rods; and grilles, registers and defusers.

The Company's existing building and construction products operations is comprised of facilities located in Florida, Tennessee, Texas, Mississippi, Wisconsin, Minnesota, California, North Carolina, New Jersey, Colorado, Ohio and Michigan.

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

The Company's heat-treating operations, with facilities in North Carolina, South Carolina, Tennessee, Georgia, Alabama, Michigan, Indiana and Illinois, expanded in 2001 with the acquisition of Pennsylvania Industrial Heat Treaters, Inc. (PIHT) in February 2001. PIHT provides metallurgical heat treating services at its facility in Pennsylvania, and specializes in heat-treating powered metal parts. The Company maintains a metallurgical laboratory at each facility with trained metallurgists providing a range of testing capabilities to add value to treated parts and enhance quality control. Consistent quality control is maintained by application of a statistical process control system and QS 9000 registration. Additionally, the Company maintains a fleet of trucks and trailers to provide rapid turnaround time for its customers.

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

Customers and Distribution

The Company has approximately 10,000 customers located throughout the United States, Canada and Mexico principally in the automotive, automotive supply, building and construction, steel, machinery and fastener industries. Major customers include automobile manufacturers and suppliers, building and construction product distributors, and commercial and residential contractors. No customer of the Company represented 10% or more of the Company's net sales for 1999, 2000 or 2001.

During 1999, 2000 and 2001, one customer of the Company's Processed Steel Products segment accounted for 12.5%, 10.5% and 10.2%, respectively, of this segment's net sales. During 1999, 2000 and 2001, one customer of the Company's Building Products segment accounted for 16.8%, 16.3% and 17.2%, respectively, of this segment's net sales. During 2000 and 2001, one customer of the Company's Heat Treating segment accounted for 11.6% and 10.6%, respectively, of this segments net sales. No other single customer accounted for more than 10% of any segment's net sales during this three year period.

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

Employees

At December 31, 2001, the Company employed approximately 3,400 people, of which approximately 520, or 15.3%, are represented by collective bargaining agreements.

Backlog

Because of the nature of the Company's products and the short lead time order cycle, backlog is not a significant factor in the Company's business. The Company believes that substantially all of its firm orders existing on December 31, 2001 will be shipped prior to the end of 2002.

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

The Company believes that its primary existing facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate its capacity needs through 2002.

Location	Utilization	Square Footage
Corporate Buffalo, New York	Headquarters	23,000*
Processed Steel Products Cheektowaga, New York	Cold-rolled strip steel processing and strapping products	148,000
Tonawanda, New York	Cold-rolled strip steel and precision metals processing	128,000
Cleveland, Ohio	Cold-rolled strip steel processing	259,000
Ithaca, New York	Warehouse	14,300*
Dearborn, Michigan	Strapping tool products	3,000
Lackawanna, New York	Materials management facility	65,000*
Woodhaven, Michigan	Materials management facility	100,000
Franklin Park, Illinois	Precision metals processing	99,000
Birmingham, Alabama	Precision metals processing	97,900*
Brownsville, Texas	Distribution warehouse	15,000*
Troy, Michigan	Sales office	800*
Building Products Jacksonville, Florida	Administrative office and building products manufacturing	261,400*
Miami, Florida	Building products manufacturing	77,000*
Tampa Florida	Building products manufacturing	50,000*
Nashville, Tennessee	Building products manufacturing	52,500*
San Antonio, Texas	Building products manufacturing	120,000*
Houston, Texas	Building products manufacturing	42,000*
Vidalia, Georgia	Warehouse	34,000*
Taylorsville, Mississippi	Building products manufacturing	54,000
Taylorsville, Mississippi	Building products manufacturing	238,700
Enterprise, Mississippi	Building products manufacturing	194,300
Appleton, Wisconsin	Building products manufacturing	100,300
Appleton, Wisconsin	Building products manufacturing	42,600
Joplin, Missouri	Warehouse	45,400
Montgomery, Minnesota	Administrative office and building products manufacturing	115,600
Montgomery, Minnesota	Building products manufacturing	22,000*
Livermore, California	Building products manufacturing	103,500*
Rancho Cucamonga, California	Warehouse	20,600*
North Wikesboro, N. Carolina	Building products manufacturing	23,000*
North Wikesboro, N. Carolina	Administrative office	900*
Hainesport, New Jersey	Warehouse	15,000*
Denver, Colorado	Administrative office and building products manufacturing	90,000*
Denver, Colorado	Building products manufacturing	30,000*
Largo, Florida	Building products manufacturing	100,000
Holland, Ohio	Administrative office	3,500*
Lima, Ohio	Building products manufacturing	203,000
Coopersville, Michigan	Building products manufacturing	246,000
Heat Treating
Fountain Inn, S. Carolina	Heat treating	82,400
Reidsville, N. Carolina	Heat treating	53,500
Arden, N. Carolina	Heat treating	20,400*
Charlotte, N. Carolina	Administrative office	3,400*
Morristown, Tennessee	Heat treating	24,200
Conyers, Georgia	Heat treating	18,700*
Athens, Alabama	Heat treating	20,000
Coldwater, Michigan	Administrative office and heat treating	89,000
Benton Harbor, Michigan	Administrative office and heat treating	56,700
Benton Harbor, Michigan	Warehouse	25,000*
Greensburg, Indiana	Heat treating	30,000*
South Bend, Indiana	Heat treating	33,900
Rockford, Illinois	Warehouse	15,600
Rockford, Illinois	Heat treating	54,400
Northlake, Illinois	Administrative office and heat treating	200,000*
St. Marys, Pennsylvania	Administrative office and heat treating	50,100

*  - Leased. All other facilities owned.

Item 3.	Legal Proceedings

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

As of December 31, 2001, there were 122 shareholders of record of the Company's common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System - National Market System ("Nasdaq"). Its trading symbol is "ROCK". The following table sets forth the high and low sales prices per share for the Company's common stock for each quarter of 2001 and 2000:

	2001		2000
	High	Low	High	Low
Fourth Quarter	$20.960	$15.150	$18.000	$11.500
Third Quarter	20.220	13.430	19.375	14.000
Second Quarter	22.000	15.688	18.813	12.813
First Quarter	18.125	14.250	24.000	14.750

The Company declared dividends of $.035 per share in the first, second and third quarters of 2001.

The Company declared dividends of $.025 per share in the first quarter of 2000 and $.030 per share in each of the second, third and fourth quarters of 2000.

Item 6	Selected Financial Data
(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999	1998	1997

Net Sales	$616,028	$677,540	$621,918	$557,944	$449,700
EBITDA	60,995	81,080	72,921	57,788	41,081
Income from operations	37,509	59,892	55,469	44,455	32,603
Interest expense	16,446	18,942	13,439	11,389	5,115
Income before income taxes	21,063	40,950	42,030	33,066	27,488
Income taxes	8,530	16,585	17,022	13,226	11,072
Net income	12,533	24,365	25,008	19,840	16,416

Net income per share-Basic	$1.00	$1.94	$1.99	$1.59	$1.33
Weighted average shares
outstanding-Basic	12,591	12,577	12,540	12,456	12,357

Net income per share-Diluted	$.98	$1.92	$1.95	$1.57	$1.30
Weighted average shares
outstanding-Diluted	12,773	12,685	12,806	12,651	12,591

Cash dividends per common
share	$.135	$0.115	$0.125	$-	$-

Current assets	$166,615	$187,594	$182,591	$175,834	$130,746
Current liabilities	61,551	55,187	69,668	51,598	43,101
Total assets	535,040	556,046	522,080	438,435	281,336
Total debt	212,275	255,853	236,621	200,746	83,024
Shareholders' equity	218,347	208,348	185,459	160,308	140,044

Capital expenditures	$14,344	$19,619	$21,999	$22,062	$21,784
Depreciation	18,976	17,212	14,613	11,221	7,475
Amortization	4,510	3,976	2,839	2,112	1,003

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended 2001 Compared to Year Ended 2000

Consolidated

Net sales decreased $61.5 million, or 9.1%, to $616.0 million in 2001, a decrease of $61.5 million or 9.1%, from net sales of $677.5 million in 2000. This decrease resulted primarily from changes in the general economy, particularly reduced production levels in the automotive industry, offset by including the net sales of Pennsylvania Industrial Heat Treating, Inc. (acquired February 13, 2001) (the 2001 acquisition) and a full year's net sales of Milcor, Inc. (acquired July 17, 2000) (the 2000 acquisition).

Cost of sales decreased $41.8 million, or 7.7%, to $499.9 million in 2001 from $541.7 million in 2000. Cost of sales as a percentage of net sales increased to 81.2% in 2001 from 80.0% in 2000 primarily due to higher transportation, health insurance, utility, labor costs and fixed costs as a percentage of net sales due to lower sales volume in 2001 compared to 2000, partially offset by lower raw material costs in 2001.

Selling, general and administrative expenses increased $2.7 million, or 3.5%, to $78.6 million in 2001 from $75.9 million in 2000. Selling, general and administrative expenses as a percentage of net sales increased to 12.8% in 2001 from 11.2% in 2000 primarily due to the non-cash charge of $1.0 million relating to the Company's E-Commerce investment and costs from the 2001 and 2000 acquisitions, which have higher selling, general and administrative costs as a percentage of net sales than our existing operations, offset by decreases in incentive based compensation.

Interest expense decreased $2.5 million from 2000 to 2001 due to reduced interest rates and decreased average borrowings in 2001.

As a result of the above, income before taxes decreased $19.9 million, or 48.6%, to $21.0 million in 2001 from $40.9 million in 2000.

Income taxes approximated $8.5 million in 2001, based on a 40.5% effective rate.

Segment Information

Processed Steel Products - Net sales decreased $69.0, or 21.5%, to $252.4 million in 2001, from net sales of $321.4 million in 2000. This decrease was primarily due to reduced production levels in the automotive industry.

Income from operations decreased 25.5% to $29.2 million in 2001 from $39.1 million in 2000. Operating margin decreased to 11.6% of net sales in 2001 from 12.2% in 2000, primarily due to higher health insurance, labor and utility costs as a percentage of net sales, partially offset by lower raw material costs and decreases in incentive based compensation.

Building Products - Net sales increased $14.8 million, or 5.3%, to $292.5 million in 2001 from $277.7 million in 2000. This increase was primarily due to including the full year's net sales of Milcor (acquired July 17, 2000) (the 2000 acquisition), partially offset by a decrease in net sales of existing operations due to changes in the general economy.

Income from operations decreased 19.2% to $18.2 million in 2001 from $22.5 million in 2000.

Operating margin decreased to 6.2% of net sales in 2001 from 8.1% in 2000, primarily due to higher costs as a percentage of net sales from the 2000 acquisition and higher material, transportation, health insurance and utility costs as a percentage of net sales at existing operations.

Heat Treating - Net sales decreased $7.3 million, or 9.3%, to $71.2 million in 2001 from $78.5 million in 2000. This decrease was primarily due to changes in the general economy, particularly reduced production levels in the automotive industry partially offset by including the net sales of Pennsylvania Industrial Heat Treaters, Inc. (acquired February 13, 2001) (the 2001 acquisition).

Income from operations decreased 32.6% to $8.8 million in 2001 from $13.1 million in 2000. Operating margin decreased to 12.4% of net sales in 2001 from 16.6% in 2000, primarily due to higher health insurance and utility costs as a percentage of net sales at existing operations, partially offset by decreases in incentive based compensation and by lower costs as a percentage of net sales from the 2001 acquisition.

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

Segment Information

Processed Steel Products - Net sales for 2000 remained at approximately the same level as the prior year at $321.4 million compared to $322.2 million in 1999. Sales growth at continuing operations offset approximately $19.4 million in sales from disposed of operations in 1999.

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

Building Products - Sales increased $28.4 million, or 11.4%, to $277.7 million in 2000 from $249.3 million in 1999. This increase was primarily due to including the net sales of Milcor (acquired July 17, 2000) (the 2000 acquisition), Weather Guard (acquired July 1, 1999) and Hughes (acquired December 1, 1999) (the 1999 acquisitions) partially offset by a decrease in net sales of existing operations due to changes in the general economy.

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

Liquidity and Capital Resources

During 2001, the Company's working capital decreased by $27.3 million to $105.1 million at December 31, 2001 from $132.4 million at December 31, 2000. This decrease resulted primarily from our inventory reduction efforts to match inventory levels with sales due to the general economic slowdown. Working capital was used to reduce long-term debt by $44.0 million to $211.5 million at December 31, 2001, resulting in the decrease of the ratio of long-term debt to total capitalization to 49.2%.

The Company's principal capital requirements are to fund its operations, including working capital requirements, the purchase and funding of improvements to its property and equipment, and to fund acquisitions.

The Company's primary sources of liquidity are from cash provided by operating activities. Net cash provided by operating activities of $75.8 million resulted primarily from net income of $12.5 million, a decrease in inventory of $25.1 million, depreciation and amortization of $23.5 million, the provision for deferred income taxes of $4.5 million, a decrease in accounts receivable of $2.2 million and increases in accounts payable and accrued expenses of $5.9 million.

Borrowing under the Company's revolving credit agreement are secured with its accounts receivable, inventories and property and equipment. At December 31, 2001, the Company had interest rate swap agreements outstanding which converted $50 million of borrowings under the revolving credit agreement to fixed rates ranging from 7.97% to 8.68%. The Company accounts for interest rate swap agreements on an accrual basis. Additional borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 4.43% at December 31, 200l.

Net cash provided by operating activities of $75.8 million was primarily used for the reduction of debt, the acquisition of Pennsylvania Industrial Heat Treaters, Inc., capital expenditures and payment of cash dividends.

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

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS No. 133) which requires recognition of the fair value of derivatives in the statement of financial position, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the hedging nature of the derivative. This statement was implemented in 2001 and did not have a material impact on the Company's earnings or other comprehensive income.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of FAS No. 141 and FAS No. 142 is required for fiscal 2002. The Company is currently assessing the impact FAS No. 141 and FAS No. 142 will have on its results of operations.

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

The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. As part of their audit of the Company's 2001 financial statements, PricewaterhouseCoopers LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

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

Report of Independent Accountants

To the Board of Directors and

Shareholders of Gibraltar Steel Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gibraltar Steel Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Buffalo, New York
March 8, 2002,
except as to Note 17, for which
the date is March 13, 2002

GIBRALTAR STEEL CORPORATION CONSOLIDATED BALANCE SHEET (in thousands, except share and per share data)

	December 31,
ASSETS	2001	2000

Current assets:
Cash and cash equivalents	$8,150	$1,701
Accounts receivable	76,696	78,358
Inventories	75,847	100,987
Other current assets	5,922	6,548
Total current assets	166,615	187,594

Property, plant and equipment, net	228,443	229,159
Goodwill	132,717	130,368
Other assets	7,265	8,925
	$535,040	$556,046

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$43,612	$39,285
Accrued expenses	17,126	15,575
Current maturities of long-term debt	813	327
Total current liabilities	61,551	55,187

Long-term debt	211,462	255,526
Deferred income taxes	38,043	34,325
Other non-current liabilities	5,637	2,660
Shareholders' equity
Preferred shares, $.01 par value; authorized:
10,000,000 shares; none outstanding	-	-
Common shares, $.01 par value; authorized:
50,000,000 shares; outstanding:
12,607,061 shares in 2001 and 12,567,147 shares in 2000	126	126
Additional paid-in capital	69,221	68,475
Retained earnings	150,578	139,747
Accumulated comprehensive loss	(1,578)	-
Total shareholders' equity	218,347	208,348
	$535,040	$556,046

The accompanying notes are an integral part of these financial statements

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENT OF INCOME (in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999

Net sales	$616,028	$677,540	$621,918

Cost of sales	499,945	541,743	493,945

Gross profit	116,083	135,797	127,973

Selling, general and administrative expense	78,574	75,905	72,504

Income from operations	37,509	59,892	55,469

Interest expense	16,446	18,942	13,439

Income before taxes	21,063	40,950	42,030

Provision for income taxes	8,530	16,585	17,022

Net income	$12,533	$24,365	$25,008

Net income per share - Basic	$1.00	$1.94	$1.99

Weighted average shares outstanding - Basic	12,591	12,577	12,540

Net income per share - Diluted	$.98	$1.92	$1.95

Weighted average shares outstanding - Diluted	12,773	12,685	12,806

The accompanying notes are an integral part of these financial statements

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$12,533	$24,365	$25,008
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23,486	21,188	17,452
Provision for deferred income taxes	4,545	5,252	2,383
Undistributed equity investment income	547	(253)	(466)
Other noncash adjustments	157	116	697
Increase (decrease) in cash resulting
from changes in (net of effects from acquisitions):
Accounts receivable	2,290	5,660	(118)
Inventories	25,140	(206)	6,873
Other current assets	495	(2,829)	(272)
Accounts payable and accrued expenses	5,885	(16,551)	10,242
Other assets	739	(2,622)	(1,130)

Net cash provided by operating activities	75,817	34,120	60,669

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	(10,832)	(42,880)	(65,380)
Investments in property, plant and equipment	(14,344)	(19,619)	(21,999)
Net proceeds from sale of property and equipment	435	7,753	2,838

Net cash used in investing activities	(24,741)	(54,746)	(84,541)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	(92,843)	(63,157)	(67,160)
Proceeds from long-term debt	49,265	82,389	94,081
Repurchase of common stock	-	(181)	-
Net proceeds from issuance of common stock	589	36	1,014
Payment of dividends	(1,638)	(1,447)	(1,253)

Net cash (used in) provided by financing activities	(44,627)	17,640	26,682

Net increase (decrease) in cash and cash equivalents	6,449	(2,986)	2,810
Cash and cash equivalents at beginning of year	1,701	4,687	1,877

Cash and cash equivalents at end of year	$8,150	$1,701	$4,687

The accompanying notes are an integral part of these financial statements

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in thousands)

			Additional Paid-in Capital		Accumulated Comprehensive Loss
	Common Shares			Retained Earnings
	Shares	Amount

Balance at December 31, 1998	12,484	$125	$66,613	$93,570	$-

Net income	-	-	-	25,008	-
Stock options exercised and tax benefit	72	1	1,124	-	-
Cash dividend - $.125 per share	-	-	-	(1,568)	-
Earned portion of restricted stock	-	-	116	-	-
Profit sharing plan contributions	21	-	470	-	-

Balance at December 31, 1999	12,577	126	68,323	117,010	-

Net income	-	-	-	24,365	-
Stock options exercised and tax benefit	3	-	36	-	-
Cash dividend - $.115 per share	-	-	-	(1,447)	-
Earned portion of restricted stock	-	-	116	-	-
Repurchase of common stock	(13)	-	-	(181)	-

Balance at December 31, 2000	12,567	$126	$68,475	$139,747	-

Implementation of FAS 133	-	-	-	-	(191)
Net income	-	-	-	12,533	-
Stock options exercised and tax benefit	40	-	629	-	-
Cash dividend - $.135 per share	-	-	-	(1,702)	-
Earned portion of restricted stock	-	-	117	-	-
Interest rate swap adjustments	-	-	-	-	(1,387)

Balance at December 31, 2001	12,607	$126	$69,221	$150,578	$(1,578)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Accelerated methods are used for income tax purposes. Interest is capitalized in connection with construction of qualified assets. Under this policy, interest of $469,000, $552,000 and $357,000 was capitalized in 2001, 2000 and 1999, respectively.

Goodwill

Goodwill is amortized over 35 years. Amortization expense related to goodwill was $4,168,000, $3,710,000 and $2,647,000 in 2001, 2000, and 1999, respectively. Accumulated amortization was $14,129,000 and $9,961,000 at December 31, 2001 and 2000.

Shareholders' Equity

In 1999, the Company issued 20,572 of its common shares as contributions to its profit sharing plans. The Company did not contribute any of its shares to its profit sharing plans during 2001 or 2000.

During 2001 and 2000, the Company declared dividends of $1,702,000 and $1,447,000, respectively, of which $442,000 and $377,000 are accrued at December 31, 2001 and 2000, respectively.

During 2000, the Company purchased 12,572 shares of its outstanding common stock at a cost of $14.38 per share. The Company did not repurchase any shares of its common stock in either 2001 or 1999.

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

(in thousands, except per share data) Year Ended December 31,
	2001	2000
(unaudited)

Net Sales	$616,688 =======	$710,576 =======
Income before taxes	$ 21,121 =======	$ 42,914 =======
Net income	$ 12,568 =======	$ 25,532 =======
Net income per share - Basic	$ 1.00 =======	$ 2.03 =======

3.   ACCOUNTS RECEIVABLE

Accounts receivable are expected to be collected within one year and are net of reserves for doubtful accounts of $1,937,000 and $1,643,000 at December 31, 2001 and 2000, respectively.

4.   INVENTORIES

Inventories at December 31 consist of the following:

	(in thousands)
	2001	2000
Raw material	$ 36,378	$ 54,640
Finished goods and work-in-process	39,469	46,347
Total inventories	$ 75,847 =======	$100,987 =======

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost less accumulated depreciation, at December 31 consists of the following:

	(in thousands)
	2001	2000

Land and land improvements	$ 7,570	$ 7,507
Building and improvements	64,979	61,968
Machinery and equipment	240,472	222,811
Construction in progress	6,811	10,101

	319,832	302,387

Less accumulated depreciation and amortization	91,389	73,228

Property, plant and equipment, net	$228,443 =======	$229,159 =======

6.   OTHER ASSETS

Other assets at December 31 consist of the following:

	(in thousands)
	2001	2000

Equity interest in partnership	$ 4,192	$ 4,738
Other	3,073	4,187

Total other assets	$ 7,265 ======	$ 8,925 ======

The Company's 31% partnership interest is accounted for using the equity method of accounting. The partnership provides a steel cleaning process called pickling to steel mills and steel processors, including the Company.

7.   DEBT

Long-term debt at December 31 consists of the following:

	(in thousands)
	2001	2000

Revolving credit notes payable	$207,000	$250,251
Industrial Development Revenue Bonds	3,300	3,500
Other debt	1,975	2,102

	212,275	255,853

Less current maturities	813	327
Total long-term debt	$211,462 =======	$255,526 =======

The Company's revolving credit facility of $310,000,000 is secured by the Company's accounts receivable, inventories, and property and equipment and is committed through April 2003. This facility has various interest rate options which are no greater than the bank's prime rate. In addition, the Company may enter into interest rate exchange agreements (swaps) to manage interest costs and exposure to changing interest rates. At December 31, 2000 the Company had interest rate swap agreements outstanding which effectively converted $50,000,000 of floating rate debt to fixed rates ranging from 7.97% to 8.68%. At December 31, 2001, additional credit facility borrowings consisted of $157,000,000 with an interest rate of LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 4.43% at December 31, 2001.

In addition, the Company has Industrial Development Revenue Bonds payable in installments through September 2018, with interest rates ranging from a fixed rate of 4.22% to variable rates of up to 3.45% at December 31, 2001, which financed the cost of the expansion of its Coldwater, Michigan heat treating facility, under a capital lease agreement. The cost of the facility and equipment equals the amount of the bonds and includes accumulated amortization of $350,000. The agreement provide for the purchase of the facility and equipment at any time during the lease term at scheduled amounts or at the end of the lease for a nominal amount.

The aggregate maturities on long-term debt including lease purchase obligations for the five years following December 31, 2001 as follows: 2002, $813,000; 2003, $207,624,000; 2004, $629,000; 2005, $480,000 and 2006, $486,000. The Company had no amounts outstanding under short-term borrowing for the years ended December 31, 2001 and 2000.

The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.

Total cash paid for interest in the years ended December 31, 2001, 2000 and 1999 was $17,122,000, $19,935,000 and $13,357,000, respectively.

8.   LEASES

The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $5,433,000, $5,187,000 and $4,899,000, respectively. Future minimum lease payments under these operating leases are $5,253,000, $4,231,000, $2,858,000, $2,142,000 and $1,885,000 for the years 2002, 2003, 2004, 2005 and 2006, respectively, and $7,789,000 thereafter through 2038.

9.   EMPLOYEE RETIREMENT PLANS

Certain subsidiaries participate in the Company's 40l(k) Plan. In addition, certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

A supplemental pension plan provides defined pension benefits to certain salaried employees upon retirement. Net unfunded periodic pension costs of $171,000 were accrued under this plan in both 2001 and 2000 and consisted primarily of service cost using a discount rate of 8.0% in each year.

Total expense for all retirement plans was $2,200,000, $2,204,000 and $1,957,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

10.    OTHER POST-RETIREMENT BENEFITS

Certain subsidiaries of the Company provide health and life insurance to substantially all of their employees and to a number of retirees and their spouses. The net periodic post-retirement benefit cost charged to expense consisting of service cost, interest cost and amortization of transition obligations was $237,000, $261,000 and $291,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The approximate unfunded accumulated post-retirement benefit obligation at December 31, consists of the following (in thousands):

	Benefit Obligation at January 1	Service Cost	Interest Cost	Amendment	Actuarial (Gain)/ Loss	Benefit Payments	Benefit Obligation at December 31

2001	$1,983	52	131	(686)	842	(50)	$2,272
2000	$1,844	71	145	-	(1)	(76)	$1,983

The accumulated post-retirement benefit obligation was determined using a weighted average discount rate of 7.25% in 2001 and 8.0% in 2000. The medical inflation rate was assumed to be 10.0% in 2001 and decreasing gradually to 5.0% in 2006. The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated post-retirement benefit obligation at December 31, 2001 by approximately $365,000 and $316,000, respectively, and increase or decrease the annual service and interest costs by approximately $30,000.

One of the Company's subsidiaries also provides post-retirement health care benefits to its unionized employees through contributions to a multi-employer health care plan.

11.   INCOME TAXES

The provision for income taxes consists of the following:

	(in thousands)
	2001	2000	1999

Current tax expense
Federal	$ 3,355	$ 9,507	$ 12,332
State	630	1,826	2,307
Total current	3,985	11,333	14,639

Deferred tax expense
Federal	$ 4,109	$ 4,593	2,040
State	436	659	343
Total deferred	4,545	5,252	2,383

Total provision	$ 8,530 ======	$ 16,585 ======	$ 17,022 =====

Deferred tax liabilities (assets) at December 31, consist of the following:

	(in thousands)
	2001	2000

Depreciation	$ 37,316	$ 33,773
Goodwill	4,691	3,167
Other	878	1,002
Gross deferred tax liabilities	42,885	37,942

State taxes	(1,604)	(1,652)
Other	(5,958)	(4,504)
Gross deferred tax assets	(7,562)	(6,156)

Net deferred tax liabilities	$ 35,323 ======	$ 31,786 ======

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes as a result of the following differences:

	(in thousands)
	2001	2000	1999

Statutory U.S. tax rates	$ 7,372	$ 14,333	$ 14,711
Increase in rates resulting from:
State and local taxes, net	693	1,615	1,723
Goodwill	431	431	373
Other	34	206	215

	$ 8,530 =====	$ 16,585 =====	$ 17,022 =====

Cash paid for income taxes, net of tax refunds, in the years ended December 31, 2001, 2000 and 1999 was $3,570,000, $16,189,000 and $11,857,000, respectively.

12.   EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128 Earnings Per Share requires dual presentation of basic and diluted earnings per share on the face of the income statement. The reconciliation between the computations is as follows:

	Income	Basic Shares	Basic EPS	Diluted Shares	Diluted EPS

2001	$12,533,000	12,590,625	$1.00	12,772,808	$0.98
2000	$24,365,000	12,577,240	$1.94	12,685,072	$1.92
1999	$25,008,000	12,540,105	$1.99	12,806,338	$1.95

Included in diluted shares are common stock equivalents of 182,183, 107,832 and 266,233 relating to options for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Options outstanding at December 31, 2001 consisted of:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$10.00-$14.07	499,576	4.3 years	$12.39	314,176	$11.41
$15.63-$22.50	575,104	4.9 years	$18.82	503,566	$18.99
	1,074,680 =======	4.6 years	$15.84	817,742 ======	$16.08

The following table summarizes information about stock option transactions:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Balance at December 31, 1998	996,630	$16.24	406,993	$13.30
Granted	10,000	20.56
Exercised	(72,474)	13.99
Forfeited	(11,450)	18.54

Balance at December 31, 1999	922,706	$16.44	528,819	$14.88
Granted	270,250	14.07
Exercised	(2,255)	15.52
Forfeited	(30,107)	17.68

Balance at December 31, 2000	1,160,594	$15.86	686,582	$15.72
Granted	-	-
Exercised	(39,914)	14.76
Forfeited	(46,000)	17.19

Balance at December 31, 2001	1,074,680 =======	$15.84	817,742	$16.08

Tax benefits of $40,000 and $111,000 realized in the years ended December 31, 2001 and 1999, respectively, associated with the exercise of certain stock options have been credited to additional paid-in-capital. The Company did not realize any related tax benefit during 2000.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS No. 123). Accordingly, no compensation cost has been recognized for the option plans as stock options granted under these plans have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of FAS No. 123, the unaudited pro forma effect on the years ended December 31, 2001 and 2000 is as follows:

	As Reported 2001	Pro forma 2001	As Reported 2000	Pro forma 2000
Net Income	$12,533,000	$10,975,000	$24,365,000	$23,073,000
Net Income per Share-Basic	$1.00	$0.87	$1.94	$1.83

The Black-Scholes option-pricing model was used to estimate the fair value of the options granted on the date of grant. The fair values and assumptions used in the model, assuming no dividends, are as follows:

	Fair Value	Expected Life	Stock Volatility	Risk-Free Interest Rate	Dividend Yield
2000 Grant	$6.31	5 years	43.7%	6.3%	.7%
1999 Grant	$9.18	5 years	45.1%	4.4%	.2%

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

14.   SEGMENT INFORMATION

The Company is organized into three reportable segments on the basis of the production process, and products and services provided by each segment, identified as follows:

(i)   Processed steel products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel through the application of several different processes to produce high-quality, value-added coiled steel products to be further processed by customers.

(ii) Building products, which primarily includes the processing of sheet steel to produce a wide variety of building and construction products.

(iii)   Heat treating, which includes a wide range of metallurgical heat treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance.

 The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31, 2001, 2000 and 1999

	(in thousands)
	2001	2000	1999

Net Sales
Processed steel products	$ 252,382	$ 321,361	$ 322,216
Building products	292,464	277,706	249,320
Heat treating	71,182	78,473	50,382
	$ 616,028 ========	$ 677,540 ========	$ 621,918 ========

Income from operations
Processed steel products	$ 29,156	$ 39,111	$ 39,216
Building products	18,174	22,491	25,507
Heat treating	8,798	13,059	8,408
Corporate	(18,619)	(14,769)	(17,662)
	$ 37,509 ========	$ 59,892 ========	$ 55,469 ========

Depreciation and amortization
Processed steel products	$ 5,681	$ 5,853	$ 6,181
Building products	6,986	5,747	4,692
Heat treating	5,756	5,112	3,465
Corporate	5,063	4,476	3,114
	$ 23,486 ========	$ 21,188 ========	$ 17,452 ========

Total assets
Processed steel products	$ 137,942	$ 155,740	$ 170,715
Building products	151,993	157,962	123,221
Heat treating	80,515	80,048	79,259
Corporate	164,590	162,296	148,885
	$ 535,040 ========	$ 556,046 ========	$ 522,080 ========

Capital Expenditures
Processed steel products	$ 3,980	$ 5,313	$ 7,046
Building products	7,637	7,304	6,363
Heat treating	2,151	5,902	7,615
Corporate	576	1,100	975
	$ 14,344 ========	$ 19,619 ========	$ 21,999 ========

 15.   COMMITMENTS AND CONTINGENCIES

The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which is not clearly determinable at the present time, would significantly affect the Company's financial condition or results of operations.

16.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of FAS No. 141 and FAS No. 142 is required for fiscal 2002. The Company is currently assessing the impact FAS No. 141 and FAS No. 142 will have on its results of operations

17.   SUBSEQUENT EVENT

In March 2002, the Company issued an additional 3,150,000 shares of its common stock at $17.20 per share. Net proceeds to the Company were approximately $51 million and were used to pay down the Company's revolving credit facility.

QUARTERLY UNAUDITED FINANCIAL DATA

(in thousands, except per share data)

2001 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Net Sales	$150,550	$163,550	$161,484	$140,444	$616,028
Gross Profit	28,485	32,081	30,330	25,187	116,083
Income From Operations	9,742	12,054	9,851	5,862	37,509
Net Income	2,886	4,518	3,594	1,535	12,533
Net Income Per Share-Basic	$ .23	$ .36	$ .29	$ .12	$ 1.00
Net Income Per Share-Diluted	$ .23	$ .35	$ .28	$ .12	$ .98

2000 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Net Sales	$167,634	$181,523	$178,326	$150,057	$677,540
Gross Profit	34,548	36,616	35,863	28,770	135,797
Income From Operations	14,318	17,416	17,268	10,890	59,892
Net Income	6,015	7,854	7,248	3,248	24,365
Net Income Per Share-Basic	$ .48	$ .62	$ .58	$ .26	$ 1.94
Net Income Per Share-Diluted	$ .47	$ .62	$ .57	$ .26	$ 1.92

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2001 fiscal year.

Item 11	Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2001 fiscal year.

Item 12	Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2001 fiscal year.

Item 13	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2001 fiscal year.

PART IV

Item 14.		Exhibits, Financial Statement Schedules and Reports on Form 8-K	Page Number

(a)	(1)	Financial Statements:

		Report of Independent Accountants	21

		Consolidated Balance Sheet at December 31, 2001 and 2000	22

		Consolidated Statement of Income for the three years ended December 31, 2001	23

		Consolidated Statement of Cash Flows for the three years ended December 31, 2001	24

		Consolidated Statement of Shareholders' Equity for the three years ended December 31, 2001	25

		Notes to Consolidated Financial Statements	26

	(2)	Supplementary Data

		Quarterly Unaudited Financial Statements	37

	(3)	Exhibits

		The exhibits to this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 41.

(b)		Reports on Form 8-K

		No reports on Form 8-K were filed by the Company during the three month period ended December 31, 2001.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR STEEL CORPORATION By /s/ Brian J. Lipke Brian J. Lipke Chief Executive Officer and Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brian J. Lipke Chief Executive Officer Brian J. Lipke and Chairman of the Board (principal executive officer)	March 27, 2002
/s/ Walter T. Erazmus President Walter T. Erazmus	March 27, 2002
/s/ John E. Flint Vice President and Chief Financial Officer John E. Flint (principal financial and accounting officer)	March 27, 2002
/s/ Neil E. Lipke Director Neil E. Lipke	March 27, 2002
/s/ Gerald S. Lippes Director Gerald S. Lippes	March 27, 2002
/s/ Arthur A. Russ, Jr. Director Arthur A. Russ, Jr.	March 27, 2002
/s/ David N. Campbell Director David N. Campbell	March 27, 2002
/s/ William P. Montague Director William P. Montague	March 27, 2002

Exhibit Index

Exhibit Number	Exhibit	Sequentially Numbered Page
3.1	Certificate of Incorporation of Registrant (incorporated by reference to the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))
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
10.7

Agreement dated December 22, 2000 for Adoption by Gibraltar Steel Corporation of New York of the Dreyfus Nonstandardized Prototype Profit Sharing Plan and Trust (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

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

10.15*

Form of Change in Control Agreement dated July 9, 1998 between Registrant and each of Neil E. Lipke, Eric R. Lipke, Walter T. Erazmus, Joseph A. Rosenecker, Carl P. Spezio and Andrew S. Tsakos (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.16*	Form of Stay Bonus Agreement dated October 1, 2000 between Registrant and certain named executives.
10.17

Third Amended and Restated Credit Agreement dated September 29, 2000 among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York, Chase Manhattan Bank, N.A., as Administrative Agent, and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.18

First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.19

First Amendment dated March 30, 2001 to Third Amended and Restated Credit Agreement dated September 29, 2000 among to Gibraltar Steel Corporation of New York, Chase Manhattan Bank, N.A., as administrative Agent, and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.20

Second Amendment dated as of September 30, 2001 to Third Amended and Restated Credit Agreement dated September 29, 2000 among Gibraltar Steel Corporation of New York, Chase Manhattan Bank, N.A., as administrative Agent, and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended September 30, 2001)

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
________________________________ * Document is a management contract or compensatory plan or arrangement

Subsidiaries

The following is a list of the subsidiaries of Gibraltar Steel Corporation. The names of indirectly owned subsidiaries are indented under the names of their respective parent corporations:

Gibraltar Steel Corporation of New York	New York
Wm. R. Hubbell Steel Corporation	Illinois
Carolina Commercial Heat Treating, Inc.	Nevada
Southeastern Metals Manufacturing Company, Inc.	Florida
Solar Group, Inc.	Delaware
Appleton Supply Co., Inc.	Delaware
United Steel Products Company	Minnesota
Harbor Metal Treating Co.	Michigan
Harbor Metal Treating of Indiana, Inc.	Michigan
K & W Metal Fabricators, Inc.	Colorado
Hi-Temp Heat Treating, Inc.	Delaware
Brazing Concepts Company	Michigan
Milcor, Inc.	Delaware
Pennsylvania Industrial Heat Treaters, Inc.	Pennsylvania
Gibraltar Steel Corporation Flight Services Corp.	New York
Gibraltar Strip Steel, Inc.	Delaware
Cleveland Pickling, Inc.	Delaware
GIT Limited	New York