Form 10-Q
period 2002-03-31
GIBRALTAR STEEL CORP
filed 2002-05-07
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number     0-22462

Gibraltar Steel Corporation (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	16-1445150 (I.R.S. Employer Identification No.)
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

As of March 31, 2002, the number of common shares outstanding was: 15,758,311.

1 of 15

GIBRALTAR STEEL CORPORATION

INDEX

PAGE NUMBER

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet March 31, 2002 (unaudited) and December 31, 2001 (audited)	3

	Condensed Consolidated Statement of Income Three months ended March 31, 2002 and 2001 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows Three months ended March 31, 2002 and 2001 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

PART II.	OTHER INFORMATION	14

2 of 15

PART I FINANCIAL INFORMATION ITEM 1. Financial Statements GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (in thousands)

	March 31,	December 31,
	2002	2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$ 2,854	$ 8,150
Accounts receivable	90,958	76,696
Inventories	77,156	75,847
Other current assets	7,824	5,922
Total current assets	178,792	166,615

Property, plant and equipment, net	225,825	228,443
Goodwill	132,717	132,717
Other assets	7,091	7,265
	$544,425	$535,040

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 48,346	$ 43,612
Accrued expenses	18,192	17,126
Current maturities of long-term debt	794	813
Total current liabilities	67,332	61,551

Long-term debt	159,556	211,462
Deferred income taxes	39,242	38,043
Other non-current liabilities	5,186	5,637
Shareholders' equity
Preferred shares	-	-
Common shares	158	126
Additional paid-in capital	120,070	69,221
Retained earnings	154,104	150,578
Accumulated comprehensive loss	(1,223)	(1,578)
Total shareholder's equity	273,109	218,347
	$554,425	$535,040

See accompanying notes to financial statements
3 of 15

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF INCOME (in thousands, except per share date)
	Three Months Ended
	March 31,
	2002	2001
	(unaudited)

Net Sales	$ 144,713	$ 150,550

Cost of sales	117,499	122,065

Gross profit	27,214	28,485

Selling, general and administrative expense	17,597	18,743

Income from operations	9,617	9,742

Interest expense	2,763	4,892

Income before taxes	6,854	4,850

Provision for income taxes	2,776	1,964

Net income	$ 4,078	$ 2,886

Net income per share - Basic	$ 0.31	$ 0.23

Weighted average shares outstanding - Basic	13,272	12,577

Net income per share - Diluted	0.30	0.23

Weighted average share outstanding - Diluted	13,444	12,681

See accompanying notes to financial statements
4 of 15

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
	Three Months Ended
	March 31,
	2002	2001
	(unaudited)
Cash flows from operation activities
Net income	$ 4,078	$ 2,886
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	5,009	5,670
Provision for deferred income taxes	880	1,241
Undistributed equity investment income	191	138
Other noncash adjustments	28	29
Increase (decrease) in cash resulting
from changes in (net of acquisitions):
Accounts receivable	(14,262)	(13,409)
Inventories	(1,309)	8,671
Other current assets	(1,810)	(1,153)
Accounts payable and accrued expenses	5,822	6,946
Other assets	(159)	(503)

Net cash (used in) provided by operating activities	(1,532)	10,516

Cash flows from investing activities
Acquisitions, net of cash acquired	-	(10,832)
Purchases of property, plant and equipment	(2,387)	(5,372)
Net proceeds from sale of property and equipment	137	152

Net cash used in investing activities	(2,250)	(16,052)

Cash flows from financing activities
Long-term debt reduction	(58,511)	(9,699)
Proceeds from long-term debt	6,586	16,903
Payment of dividends	(442)	(377)
Net proceeds from issuance of common stock	50,853	169

Net cash (used in) provided by financing activities	(1,514)	6,996

Net (decrease) increase in cash and cash equivalents	(5,296)	1,460

Cash and cash equivalents at beginning of year	8,150	1,701

Cash and cash equivalents at end of period	$ 2,854	$ 3,161

See accompanying notes to financial statements

5 of 15

GIBRALTAR STEEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 have been included.

Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

Inventories consist of the following:

(in thousands)
	March 31, 2002	December 31, 2001
	(unaudited)	(audited)

Raw material	$ 35,548	$ 36,378
Finished goods and work-in-process	41,608	39,469

Total inventories	$ 77,156	$ 75,847

6 of 15

3.   SHAREHOLDERS' EQUITY

The changes in shareholders' equity consist of:

	(in thousands)
	Common Shares	Shares Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss

December 31, 2001	12,607	$ 126	$ 69,221	$ 150,578	$(1,578)
Net income	-	-	-	4,078	-
Issuance of
common stock	3,150	32	50,800	-	-
Stock options
exercised	1	-	21	-	-
Earned portion of
restricted stock	-	-	28	-	-
Cash dividends-
$.035 per share	-	-	-	(552)	-
Interest rate
swap adjustments	-	-	-	-	355

March 31, 2002	15,758	$ 158	$120,070	$ 154,104	$(1,223)

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

4.   EARNINGS PER SHARE

Basic net income per share equals net income divided by the weighted average shares outstanding for the three months ended March 31, 2002 and 2001. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

7 of 15

Options to purchase 1,073,430 shares of the Company's common stock are outstanding as of March 31, 2002 and are exercisable at prices ranging from $10.00 to $22.50 per share. Included in diluted shares, are common stock equivalents relating to options of 171,930 and 103,461 for the three month periods ended March 31, 2002 and 2001, respectively.

5.   SEGMENT INFORMATION

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

8 of 15

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the three month period ended March 31, 2002 and 200l (in thousands):

	Three Months Ended March 31,
	2002	2001
	(unaudited)

Net sales
Processed steel products	$ 63,012	$ 62,845
Building products	63,220	68,483
Heat treating	18,481	19,222
	$144,713	$150,550

Income from operations
Processed steel products	$ 7,468	$ 6,676
Building products	2,495	3,896
Heat treating	2,617	3,068
Corporate	(2,963)	(3,898)
	$ 9,617	$ 9,742

Depreciation and amortization
Processed steel products	$ 1,452	$ 1,414
Building products	1,817	1,647
Heat treating	1,467	1,382
Corporate	273	1,227
	$ 5,009	$ 5,670

Total assets
Processed steel products	$136,562	$152,919
Building products	159,187	165,358
Heat treating	81,064	85,659
Corporate	167,612	170,396
	$544,425	$574,332

Capital expenditures
Processed steel products	$ 375	$ 1,993
Building products	1,525	2,177
Heat treating	289	932
Corporate	198	270
	$ 2,387	$ 5,372

9 of 15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated

Net sales of $144.7 million for the first quarter ended March 31, 2002, decreased by $5.9 million, or 3.9%, from net sales of $150.6 million for the prior year's first quarter. This decrease was primarily due to lower sales in the building products and heat treating segments due to weaker demand resulting from general economic conditions in those segments compared to last year's first quarter.

Gross profit as a percentage of net sales of 18.8% in the first quarter of 2002 was comparable to 18.9% in the first quarter of 2001 despite slightly lower sales. This decrease was due primarily to higher direct labor, health care and fixed costs as a percentage of net sales due to lower sales volume partially offset by lower raw material costs in 2002 compared to the same period in 2001.

Selling, general and administrative expenses decreased to 12.2% of net sales for the first quarter ended March 31, 2002, in comparison to 12.4% of net sales for the same period of 2001. This decrease was due primarily to the elimination of $1.1 million of goodwill amortization due to implementation of new accounting rules in 2002 partially offset by higher labor and health care costs as a percentage of lower net sales.

As a result of the above, income from operations as a percentage of net sales for the first quarter ended March 31, 2002 increased to 6.7% from 6.5% for the prior year's first quarter.

Interest expense decreased by approximately $2.1 million for the first quarter ended March 31, 2002. This decrease was primarily due to lower interest rates and average borrowings in 2002 as a result of decreased working capital requirements, due to inventory reduction efforts to meet sales levels, and the use of the proceeds from the Company's stock offering in mid-March 2002.

As a result of the above, income before taxes increased by $2.0 million for the first quarter ended March 31, 2002 from the same periods in 2001.

Income taxes for the first quarter ended March 31, 2002 approximated $2.8 million and were based on a 40.5% effective tax rate in both periods.

10 of 15

The following provides further information by segment:

Processed Steel Products

Net sales of $63.0 million for the first quarter ended March 31, 2002 were comparable to net sales of $62.9 million for the prior year's first quarter. Increased volume due to increased auto production offset by selling price decreases, resulted in approximately the same net sales during both periods.

Income from operations increased to 11.9% of net sales for the first quarter ended March 31, 2001 from 10.6% for the prior year's first quarter. This increase was primarily due to lower raw material costs as a percentage of net sales, partially offset by increased direct labor, health care and fixed costs as a percentage of net sales.

Building Products

Net sales of $63.2 million for the first quarter ended March 31, 2002, decreased by $5.3 million, or 7.7%, from net sales of $68.5 million for the prior year's first quarter. This decrease was primarily due to weaker demand due to general economic conditions and to fewer shipping days in the first quarter of 2002 compared to the first quarter of 2001.

Income from operations decreased to 3.9% of net sales for the first quarter ended March 31, 2002 from 5.7% for the prior year's first quarter. This decrease was primarily due to higher health care and fixed costs as a percentage of lower net sales, partially offset by lower raw material costs.

Heat Treating

Net sales of $18.5 million for the first quarter ended March 31, 2002, decreased by approximately $700,000, or 3.9%, from net sales of $19.2 million for the prior year's first quarter. This decrease was primarily due to weaker demand due to general economic conditions and to fewer shipping days available in the first quarter of 2002 compared to the first quarter of 2001.

Income from operations decreased to 14.2% of net sales for the first quarter ended March 31, 2002 from 16.0% for the prior year's first quarter. This decrease was primarily due to higher health care, direct labor and fixed costs as a percentage of net lower sales.

11 of 15

Liquidity and Capital Resources

During the first quarter of 2002, the Company's shareholders equity increased by approximately $54.8 million or 25.1% primarily due to the receipt of $50.8 million in net proceeds from the Company's stock offering. The proceeds were used to repay existing debt which reduced the Company's debt to capital ratio to 37.1% from 49.4% at year end. Additionally, working capital increased by $6.4 million to $111.5 million during the quarter ended March 31, 2002.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net income of $4.1 million plus depreciation and amortization of $5.0 million, totaling $9.1 million, combined with an increase in accounts payable and accrued expenses of $5.8 million, provided cash of $14.9 million. This cash was offset by $17.5 million used for working capital purposes, primarily due to an increase in accounts receivable of $14.3 million as a result of increased sales for the last month of the first quarter of 2002 compared to the last month of the fourth quarter of 2001.

During the first quarter of 2002, net proceeds of $50.8 million from the Company's stock offering plus cash on hand at the beginning of the period were used to pay down $51.9 million of the Company's revolving credit facility, to fund operations, capital expenditures of $2.4 million and cash dividends of $.4 million.

At March 31, 2002, the Company's revolving credit facility was $310 million, with borrowings of approximately $155 million and additional availability of $155 million. In April 2002, the Company reduced the revolving credit facility by $35 million to $275 million in order to reduce charges for non-usage of the facility.

The Company believes that availability of funds under its credit facility together with cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements.

12 of 15

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations (FAS No. 141) and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (FAS No. 142). FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The Company implemented FAS No. 141 and FAS No. 142 on January 1, 2002 and is currently assessing the impact they will have on the Company's results of operations.

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

13 of 15

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

1.	Exhibits
a. None
2.	Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated February 14, 2002 to report its release of certain financial information as of and for its year ending December 31, 2001.

14 of 15

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

Date: May 7, 2002

15 of 15