Form 10-Q
period 2002-06-30
GIBRALTAR STEEL CORP
filed 2002-08-14
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No      .

As of June 30, 2002, the number of common shares outstanding was: 15,917,232.

1 of 17

GIBRALTAR STEEL CORPORATION

INDEX

		PAGE NUMBER
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet June 30, 2002 (unaudited) and December 31, 2001 (audited)	3
	Condensed Consolidated Statement of Income Six months ended June 30, 2002 and 2001 (unaudited)	4
	Condensed Consolidated Statement of Cash Flows Six months ended June 30, 2002 and 2001 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 15
PART II.	OTHER INFORMATION	16

2 of 17

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR STEEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	June 30,	December 31,
	2002	2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$ 3,814	$ 8,150
Accounts receivable	103,258	76,696
Inventories	83,461	75,847
Other current assets	7,281	5,922
Total current assets	197,814	166,615

Property, plant and equipment, net	223,041	228,443
Goodwill	133,452	132,717
Other assets	7,386	7,265
	$ 561,693 =========	$ 535,040 =========

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 51,891	$ 43,612
Accrued expenses	24,087	17,126
Current maturities of long-term debt	812	813
Total current liabilities	76,790	61,551

Long-term debt	156,737	211,462
Deferred income taxes	39,878	38,043
Other non-current liabilities	6,357	5,637
Shareholders' equity
Preferred shares	-	-
Common shares	159	126
Additional paid-in capital	122,208	69,221
Retained earnings	161,432	150,578
Accumulated comprehensive loss	(1,868)	(1,578)
Total shareholder's equity	281,931	218,347
	$ 561,693 ========	$ 535,040 =========

See accompanying notes to financial statements
3 of 17

GIBRALTAR STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share date)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)

Net sales	$ 171,520	$ 163,550	$ 316,233	$ 314,100

Cost of sales	136,123	131,469	253,622	253,534

Gross profit	35,397	32,081	62,611	60,566

Selling, general and
administrative expense	19,877	20,027	37,474	38,770

Income from operations	15,520	12,054	25,137	21,796

Interest expense	2,139	4,460	4,902	9,352

Income before taxes	13,381	7,594	20,235	12,444

Provision for income taxes	5,419	3,076	8,195	5,040

Net income	$ 7,962 =======	$ 4,518 =======	$ 12,040 =======	$ 7,404 =======

Net income per share-Basic	$ 0.50 =======	$ 0.36 =======	$ 0.83 =======	$ 0.59 =======

Weighted average shares
outstanding - Basic	15,835 =======	12,588 =======	14,561 =======	12,583 =======

Net income per share-Diluted	$ 0.49 =======	$ 0.35 =======	$ 0.81 =======	$ 0.58 =======

Weighted average share
outstanding - Diluted	16,158 =======	12,802 =======	14,808 =======	12,741 =======
See accompanying notes to financial statements
4 of 17

GIBRALTAR STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
	Six Months Ended
	June 30,
	2002	2001
Cash flows from operating activities	(unaudited)
Net income	$ 12,040	$ 7,404
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,050	11,582
Provision for deferred income taxes	2,324	2,351
Undistributed equity investment income	133	266
Other noncash adjustments	228	58
Increase (decrease) in cash resulting
from changes in (net of acquisitions):
Accounts receivable	(26,562)	(18,997)
Inventories	(7,614)	11,291
Other current assets	(1,150)	(1,690)
Accounts payable and accrued expenses	15,328	20,612
Other assets	(1,271)	(694)
Net cash provided by operating activities	3,506	32,183
Cash flows from investing activities
Acquisitions, net of cash acquired	-	(10,832)
Purchases of property, plant and equipment	(4,527)	(7,915)
Net proceeds from sale of property and equipment	160	177
Net cash used in investing activities	(4,367)	(18,570)
Cash flows from financing activities
Long-term debt reduction	(75,942)	(35,334)
Proceeds from long-term debt	21,179	20,394
Payment of dividends	(994)	(755)
Net proceeds from issuance of common stock	52,282	419
Net cash used in financing activities	(3,475)	(15,276)
Net decrease in cash and cash equivalents	(4,336)	(1,663)
Cash and cash equivalents at beginning of year	8,150	1,701
Cash and cash equivalents at end of period	$ 3,814 ==========	$ 38 ========

See accompanying notes to financial statements
5 of 17

GIBRALTAR STEEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 have been included.

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

The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.      INVENTORIES

Inventories consist of the following:

(in thousands)
	June 30, 2002 (unaudited)	December 31, 2001 (audited)
Raw material Finished goods and work-in-process	$ 41,274 42,187	$ 36,378 39,469
Total inventories	$ 83,461 =======	$ 75,847 =======

6 of 17

3.     GOODWILL

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations which required that all business combinations be accounted for under the purchase method only and that certain acquired assets in a business combination be accounted for apart from goodwill. The implementation of SFAS No. 141 did not impact the Company's financial position or results of operations.

Also on January 1, 2002, the Company implemented SFAS No. 142 Goodwill and Other Intangible Assets which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. The Company performed the required tests of goodwill as of January 1, 2002 and determined that no impairments were indicated. The impact of the adoption of SFAS No. 142 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in thousands, except for per share data)
Net income as reported Add back: goodwill amortization after-tax	$ 7,962 -	$ 4,518 606	$ 12,040 -	$ 7,404 1,231
Adjusted net income	$ 7,962 ======	$ 5,124 ======	$ 12,040 ======	$ 8,635 ======
Basic earnings per share: Net income as reported Goodwill amortization after-tax Adjusted net income	$ 0.50 - $ 0.50 ======	$ 0.36 .05 $ 0.41 ======	$ 0.83 - $ 0.83 ======	$ 0.59 .10 $ 0.69 ======
Diluted earnings per share: Net income as reported Goodwill amortization after-tax Adjusted net income	$ 0.49 - $ 0.49 ======	$ 0.35 $ 0.05 $ 0.40 ======	$ 0.81 - $ 0.81 ======	$ 0.58 $ 0.10 $ 0.68 ======

7 of 17

4.     SHAREHOLDERS' EQUITY

The changes in shareholders' equity consist of:

	Common Shares Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss
December 31, 2001	12,607	$ 126	$ 69,221	$150,578	$(1,578)
Net Income	-	-	-	12,040	-
Issuance of common stock	3,150	32	50,679	-	-
Stock options exercised and tax benefit	104	1	1,715	-	-
Restricted stock granted	56	-	521
Earned portion of restricted stock	-	-	72	-	-
Cash dividends- $.035 per share	-	-	-	(1,186)	-
Interest rate swap adjustments	- ________	- ______	- _______	- ________	(290) ________
June 30, 2002	15,917 =====	$ 159 =====	$122,208 ======	$161,432 =======	$ (1,868) =======

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

5.     EARNINGS PER SHARE

Basic net income per share equals net income divided by the weighted average shares outstanding for the three and six months ended June 30, 2002 and 2001. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

8 of 17

Options to purchase 970,321 shares of the Company's common stock are outstanding as of June 30, 2002 and are exercisable at prices ranging from $10.00 to $22.50 per share. Included in diluted shares, are common stock equivalents relating to options of 247,486 and 158,754 for the six month periods ended June 30, 2002 and 2001, respectively.

6.     DEBT

In June 2002, the Company extended its $225 million secured revolving credit facility, which includes a $50 million expansion feature, which was scheduled to expire in April 2003 for a five-year term ending June 30, 2007.

7.     SEGMENT INFORMATION

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

9 of 17

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the three and six month periods ended June 30, 2002 and 200l (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net Sales
Processed steel products Building products Heat treating	$ 70,622 81,086 19,812	$ 63,492 81,553 18,505	$ 133,634 144,306 38,293	$ 126,337 150,036 37,727
	$ 171,520	$ 163,550	$ 316,233	$ 314,100
	======	======	======	======
Income from operations
Processed steel products Building products Heat treating Corporate	$ 8,812 8,314 2,710 (4,316)	$ 8,083 7,054 2,268 (5,351)	$ 16,280 10,809 5,327 (7,279)	$ 14,759 10,950 5,336 (9,249)
	$ 15,520	$ 12,054	$ 25,137	$ 21,796
	======	======	======	======
Depreciation and amortization Processed steel products Building products Heat treating Corporate	$ 1,467 1,834 1,466 274	$ 1,436 1,764 1,438 1,274	$ 2,919 3,651 2,933 547	$ 2,850 3,411 2,820 2,501
	$ 5,041	$ 5,912	$ 10,050	$ 11,582
	======	======	======	======

Total assets Processed steel products Building products Heat treating Corporate			$ 142,051 169,257 80,663 169,722	$ 150,951 167,509 84,144 168,821
			$ 561,693	$ 571,425
			======	======

Capital expenditures Processed steel products Building products Heat treating Corporate	$ 627 951 421 141	$ - 2,001 409 133	$ 1,002 2,476 710 339	$ 1,993 4,178 1,341 403
	$ 2,140	$ 2,543	$ 4,527	$ 7,915
	=======	=======	=======	=======

10 of 17

8.     Subsequent events

On July 1, 2002, the Company purchased all the outstanding capital stock of B&W Heat Treating (1975) Limited (B&W Heat Treating) for approximately $8.6 million. The purchase price consisted of approximately $7.9 million payable in cash and 32,655 shares of the Company's common stock valued at $.7 million. B&W Heat Treating is located in Ontario, Canada and is Canada's largest independent commercial heat treater.

On July 3, 2002, the Company entered into a $50 million private placement of debt with a financial institution. The private placement, which has an average term of 5.25 years and a blended rate of 8.17%, consists of a $25 million senior secured note and a $25 million senior subordinated note.

11 of 17

Item 2.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Results of Operations

Consolidated

Net sales of $171.5 million for the second quarter ended June 30, 2002, increased approximately 5% from net sales of $163.6 million for the prior year's second quarter. Net sales of $316.2 million for the six months ended June 30, 2002 increased approximately 1% from sales of $314.1 million for the six months ended June 30, 2001.

These increases were primarily due to increased sales resulting from increased production levels in the automotive industry in 2002.

Gross profit as a percentage of net sales increased to 20.6% for the second quarter ended June 30, 2002 from 19.6% in the second quarter of 2001. Gross margin for the first six months of 2002 was 19.8% compared to 19.3% for the same period in 2001. These increases were primarily due to lower raw material and freight costs in 2002 compared to the same period in 2001.

Selling, general and administrative expenses decreased to 11.6% and 11.9% respectively, for the three and six months ended June 30, 2002 compared to 12.2% and 12.3% for the same periods in 2001. These decreases were primarily due to the elimination of goodwill amortization of $1.1 million and $2.2 million for the three and six months ended June 30, 2002, respectively, as a result of the implementation of new accounting rules in 2002 partially offset by increased incentive compensation.

As a result of the above, income from operation as a percentage of net sales for the second quarter ended June 30, 2002 increased to 9.0% from 7.4% for the prior year's second quarter. Income from operation as a percentage of net sales for the six months ended June 30, 2002 was 7.9% compared to 7.0% for the same period in 2001.

Interest expense decreased by $2.3 million and $4.4 million for the second quarter and six months ended June 30, 2002 compared to the prior year's comparable periods, primarily due to lower interest rates, lower average borrowings during 2002 due to the use of the proceeds from the Company's stock offering in mid-March 2002 and reduced working capital requirements resulting from the Company's focus on asset management.

As a result of the above, income before taxes increased by $5.8 million and $7.8 million for the second quarter and six months ended June 30, 2002 from the same periods in 2001.

Income taxes for the second quarter and six months ended June 30,2002 approximated $5.4 million and $8.2 million, respectively and were based on a 40.5% effective tax rate in both periods.

12 of 17

The following provides further information by segment:

Processed Steel Products

Net sales of $70.6 million for the second quarter ended June 30, 2002 increased 11.2% from $63.5 million for the second quarter of 2001. Net sales for the first six months of 2002 increased by 5.8% to $133.6 million from $126.3 million for the comparable period in 2001. These increases were primarily due to increased sales resulting from increased production levels in the automotive industry in 2002.

Income from operations as a percentage of sales for the second quarter ended June 30, 2002 was comparable to the same period in 2001. For the six months ended June 30, 2002, income from operations increased to 12.2% from 11.7% for 2001. The increase for the six months was due primarily to lower raw material and freight costs partially offset by increased direct labor costs.

Building Products

Net sales of $81.1 million for the second quarter ended June 30, 2002, decreased slightly from $81.6 million for the second quarter of 200l. Net sales for the first six months of 2002 decreased by 3.8% to $144.3 million from $150.0 million for the comparable period in 2001. These decreases were primarily due to weaker demand due to general economic conditions in this segment's industry.

Income from operations increased to 10.3% of net sales for the second quarter ended June 30, 2002 from 8.6% for the prior year's second quarter. Income from operations for the first six months of 2002 increased to 7.5% of net sales from 7.3% for the comparable period in 2001. These increases were primarily due to lower raw material costs during the second quarter and six months ended June 30, 2002 than in comparable periods of the prior year.

Heat Treating

Net sales of $19.8 million for the second quarter ended June 30, 2002, increased 7.1% from $18.5 million for the second quarter of 2001. Net sales for the first six months of 2002 increased by 1.5% to $38.3 million from $37.7 million for the comparable period in 2001. These increases were primarily due to increased sales resulting from increased production levels in the automotive industry in 2002.

Income from operations increased to 13.7% of net sales for the second quarter ended June 30, 2002 compared to 12.3% for the same period in 2001. For the six months ended June 30,

13 of 17

2002, income from operations were comparable to the same period for 2001. The increase for the quarter was due primarily to decreased utility, direct labor and fixed costs as a percentage of higher net sales.

Liquidity and Capital Resources

The Company's shareholders' equity increased by approximately $63.6 million to $281.9 million at June 30, 2002. This increase was primarily due to the receipt of $50.7 million in net proceeds from the Company's stock offering in March of 2002. These proceeds were used to repay existing debt. During the first six months of 2002, the Company's working capital increased $16.0 million to approximately $121.0 million.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net income of $12.0 million plus depreciation and amortization of $10.1 million, combined with an increase in accounts payable and accrued expenses of $15.3 million, provided cash of $37.4 million. This cash was offset by $36.6 million used for working capital purposes, primarily due to an increase in accounts receivable of $26.6 million as a result of increased sales in the second quarter of 2002 compared to the fourth quarter of 2001 and $7.6 million increase in inventory levels to support this increased sales volume.

The net proceeds of $50.7 million from the Company's stock offering plus cash on hand at the beginning of the period were used to pay down $54.8 million of the Company's revolving credit facility, to fund operations, capital expenditures of $4.5 million and cash dividends of $1.0 million.

In June 2002, the Company extended its $225 million secured revolving credit facility, which includes a $50 million expansion feature, which was scheduled to expire in April 2003 for a five-year term ending June 30, 2007. At June 30, 2002, the Company's borrowings under this facility were approximately $152 million resulting in $73 million of availability.

In July 2002, the Company entered into a $50 million private placement of debt, which consists of a $25 million senior secured note due July 3, 2007 with a 7.35% interest rate and a $25 million senior subordinated note due January 3, 2008 with an 8.98% interest rate. The proceeds of this private placement were used to pay down the Company's secured revolving credit facility.

14 of 17

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

15 of 17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

1.	Exhibits

a.

Exhibit 10.1 - Fourth amended and restated senior secured credit agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York, JPMorgan Chase Bank as administrative agent and various financial institutions that are signatories thereto.

b.	Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2.	Reports on Form 8-K. There were no reports on Form 8-K during the three months ended June 30, 2002.

16 of 17

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
By /s/ John E. Flint John E. Flint Vice President Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Date August 13, 2002

17 of 17

FOURTH AMENDED AND RESTATED
SENIOR SECURED CREDIT AGREEMENT

- Among -

GIBRALTAR STEEL CORPORATION

and

GIBRALTAR STEEL CORPORATION OF NEW YORK

- And -

JPMORGAN CHASE BANK
as Administrative Agent

- And -

THE BANKS LISTED ON SCHEDULE 1

DATED: As of June 28, 2002

EXHIBIT A	Compliance Certificate - Financial Covenants
EXHIBIT B	Compliance Certificate - General
EXHIBIT C	Revolving Note

Schedule 1	List of Banks
Schedule 3.1.d	Subsidiaries Required to Execute Guaranties
Schedule 4.11	Subsidiaries
Schedule 4.15/6.2	Permitted Borrowing
Schedule 4.18	Environmental Matters
Schedule 6.4	Permitted Encumbrances

               AGREEMENT, dated as of June 28, 2002 among GIBRALTAR STEEL CORPORATION, a Delaware corporation ("Company"); GIBRALTAR STEEL CORPORATION OF NEW YORK, a New York corporation ("Borrower"); the financial institutions listed on Schedule 1 hereto as amended from time to time (collectively, "Lenders", and each individually, "Lender"); and JPMORGAN CHASE BANK, formerly known as The Chase Manhattan Bank, as Administrative Agent for the Lenders.

               A.   The Administrative Agent and certain banks (collectively, the "Prior Lenders") established credit facilities for the Borrower pursuant to certain agreements and documents, including, but not limited to, a Third Amended and Restated Credit dated as of September 29, 2000 (as amended from time to time, the "Credit Agreement").

               B.   The Borrower and the Company have requested that the Administrative Agent arrange for an amended credit facility which extends the maturity date of such credit facilities and amends and restates in its entirety, the Credit Agreement.

               C.   The obligations of the Borrower under the Credit Agreement to certain of the Prior Banks have been repaid in full and certain other of the Prior Banks have assigned their commitment under the Credit Agreement to certain of the Lenders, as defined below.

               D.   The Borrower, the Company, the Lenders and the Administrative Agent have agreed to amend and modify the Credit Agreement in accordance with the terms and conditions set forth in this Fourth Amended and Restated Senior Secured Credit Agreement.

               NOW THEREFORE, in consideration of the foregoing and the mutual promises set forth herein, the parties hereto agree to amend and restate the Credit Agreement in its entirety, so that as so amended and restated, it reads as follows:

W I T N E S S E T H:

ARTICLE I.   Definitions

               1.1   Definitions. As used in this Agreement, unless otherwise specified, the following terms shall have the following respective meanings:

               "ABR" - The higher of (i) the Prime Rate, or (ii) the Federal Funds Rate from time to time plus 0.5%.

               "ABR Margin" - A percentage calculated in accordance with the Credit Pricing Agreement for Base Rate Loans, which shall be adjusted quarterly as set forth in the Credit Pricing Agreement.

               "Administrative Agent" - JPMorgan Chase Bank in its capacity as administrative agent, or such other Person as shall have subsequently been appointed and accepted as successor to Administrative Agent pursuant to Section 8.10.

               "Administrative Agent's Office" - The office of the Administrative Agent at 2300 Main Place Tower, Buffalo, New York 14202, or such other office of the Administrative Agent as it shall specify by a notice in writing to the Borrower, the Company and the Lenders.

               "Advance", or collectively, "Advances" - "Revolving Advance", or collectively "Revolving Advances", as defined in Section 2.1(a) of this Agreement and "Swingloans", as defined in Section 2.1(c) of this Agreement.

               "Affiliate" - With respect to a specified Person, any (a) Person who now or hereafter has Control of or is now or hereafter under common Control with, such Person or over whom or over which such Person now or hereafter has Control, (b) any Person who is now or hereafter related by blood, by adoption or by marriage to any such Person or now or hereafter resides in the same home as any Person referred to in clause (a) of this sentence, (c) any Person who is now or hereafter an officer of such Person or (d) any Person who is now or hereafter related by blood, by adoption or by marriage to any Person referred to in clause (c) of this sentence or now or hereafter resides in the same home as any such Person or over whom or over which any such Person now or hereafter has Control.

               "Approved Fund" - (a) a CLO and (b) with respect to any Lender that is a fund which invests in bank loans and similar extensions of credit, any other fund that invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Lender or by an Affiliate of such investment advisor.

               "Base Rate Loan" - That portion of the Revolving Credit from time to time unpaid bearing interest calculated based upon the ABR plus the ABR Margin as specified in Section 2.3.

               "Borrower" - "Borrower" as defined in the preamble of this Agreement.

               "Business Day" - (a) For all purposes other than as covered by clause (b) below, any day excluding Saturday, Sunday and any day on which banks in New York City are authorized by law or other governmental action to close and (b) with respect to all notices and determinations in connection with LIBOR, any date which is a Business Day described in clause (a) and which is also a day for trading by and between banks in U.S. dollar deposits in the London interbank market.

               "Capital Expenditure" - The dollar amount of gross expenditures (including obligations under capital leases) made for fixed assets, real property, plant and equipment, and all renewals, improvements and replacements thereto (but not repairs thereof) incurred for any period.

               "CLO" - any entity (whether a corporation, partnership, trust or otherwise) that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by a Lender or an Affiliate of such Lender.

               "Code" - The Internal Revenue Code of 1986, as amended from time to time.

               "Collateral Documents" - Collectively, the Guaranties and the Security Agreements.

               "Commitment" - "Commitment" as defined in Section 2.1(a) of this Agreement and collectively, the "Commitments".

               "Commonly Controlled Entity" - An entity, whether or not incorporated, which is under common control with the Company within the meaning of Section 414(b) or (c) of the Code.

               "Company" - "Company" as defined in the preamble of this Agreement.

               "Compliance Certificate - Financial Covenants" - A certificate from the President or an appropriate financial officer of the Borrower and the Company or from the independent certified public accountants for the Borrower and the Company, as the case may be, in the form of Exhibit A setting forth the computations, ratios and calculations evidencing compliance with, the financial covenants contained within Article VI of this Agreement.

               "Compliance Certificate - General" - A certificate from the President or an appropriate financial officer of the Borrower and the Company in the form of Exhibit B annexed hereto certifying that (i) the Borrower, the Company and its Subsidiaries have complied with and are in compliance with all the terms, covenants and conditions of this Agreement which are binding upon them; (ii) there exists no Default nor Event of Default, or if this is not the case, that one or more specified Defaults or Events of Default have occurred, together with a description of the action taken or to be taken by the Borrower and/or the Company to cure the same; and (iii) the representations and warranties contained in this Agreement are true with the same effect as though made on the date of the certificate.

               "Consolidated" or "Company on a Consolidated basis" - The consolidation of the accounts of the Company and its Subsidiaries in accordance with GAAP, including principles of consolidation, consistent with those applied in the preparation of the Company's Consolidated audited financial statements.

               "Control" - (i) The power to vote 5% or more of the outstanding shares of any class of stock of a Person which is a corporation, (ii) the beneficial ownership of 5% or more of the outstanding shares of any class of stock of a Person which is a corporation or (iii) the power to direct or cause the direction of the management and policies of a Person which is not a corporation, whether by ownership of any stock or other ownership interest, by agreement or otherwise, in each case by or on behalf of a single Person or group of Persons acting as a group for the purposes of filing Form 13-D with the Securities and Exchange Commission.

               "Conversion Date" - The first day of a LIBOR Period with respect to any LIBOR Loan.

               "Credit" - All extensions of credit set forth in Article II of this Agreement, whether in the form of Advances, Swingloans or Letters of Credit.

               "Credit Pricing Agreement" - The Credit Pricing Agreement dated of even date herewith among the Company, the Borrower, the Lenders and the Administrative Agent setting forth the pricing with respect to the Credit, as such agreement may be amended, replaced or restated from time to time.

               "Default" - Any event or occurrence which with the giving of notice or passage of time or both constitutes an Event of Default.

               "Earnings before Interest and Taxes" - For any period, the income of an entity for such period prior to the deduction of any provisions for income taxes, reserves (including reserves for deferred income taxes) and interest payable on Indebtedness, determined in accordance with GAAP.

               "EBITDA" - For any period, Earnings before Interest and Taxes plus Depreciation and Amortization. For the purposes of calculating EBITDA, upon the consummation of a permitted acquisition, up to 12 month historical EBITDA of the acquired entity shall be included in the calculation of the ratios set forth in Sections 6.16 and 6.17 of this Agreement, subject to the Administrative Agent's review and approval, in its discretion, of such acquired entity's financial information; provided, however, such historical EBITDA shall only be included in the calculation of Senior Funded Debt in Section 6.16 and total Indebtedness in Section 6.17 if the applicable acquired entity's EBITDA is not included in the Consolidated EBITDA of the Company for the applicable month.

               "Environment" - Any water or water vapor; any land including land surface or subsurface, air, fish, wildlife, biota and all other natural resources.

               "Environmental Laws" - All present and future federal, state and local environmental, land use, zoning, health, chemical use, safety and sanitation laws, statutes, ordinances and codes relating to the protection of the Environment and/or governing the use, storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Substances and the rules, regulations, policies, guidelines, interpretations, decisions, orders and directives of federal, state and local governmental agencies and authorities with respect thereto.

               "Environmental Permits" - All permits, licenses, approvals, authorizations, consents or registrations required by any applicable Environmental Law in connection with ownership, lease, purchase, transfer, closure, use and/or operation of any property for the storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Substances or the sale, transfer or conveyance of any such property.

               "Equity Interests" - Shares of capital stock, partnership interests, membership interests in a limited liability company, beneficial interests in a Person, and any warrants, options or other rights entitling the holder thereof to purchase or acquire any such equity interest.

               "ERISA" - The Employee Retirement Income Security Act of 1974, as amended from time to time.

               "Event of Default" - An "Event of Default" as defined in Section 7.1 of this Agreement.

               "Expansion" - The formation by the Company, the Borrower or their Subsidiaries of an entity which is a Subsidiary or an Affiliate.

               "Federal Funds Rate" - For any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average (rounded upwards, if necessary, to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for the preceding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average (rounded upwards, if necessary, to the next 1/100 of 1%)of the quotations for such date on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

               "GAAP" - As of the date of any determination, generally accepted accounting principles as promulgated by the Financial Accounting Standards Board and/or the American Institute of Certified Public Accountants, consistently applied and maintained throughout the relevant periods and from period to period.

               "Guarantor Subsidiary(ies)" - "Guarantor Subsidiary(ies)" as defined in Section 3.1(d) of this Agreement.

               "Guaranties" - Collectively the guaranties executed and delivered by the Company and each Subsidiary, other than the Borrower, and described in Section 3.1(d) or Section 6.9 of this Agreement.

               "Hazardous Substance" - Without limitation, any flammable explosives, radon, radioactive materials, asbestos, urea formaldehyde foam insulation, polychlorinated biphenyls, petroleum and petroleum based products, methane, hazardous materials, hazardous wastes, hazardous or toxic substances or related materials as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (42 U.S.C. Section 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Sections 1801, et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 6901, et seq.), the Toxic Substances Control Act, as amended, (15 U.S.C. Sections 2601, et seq.), Articles 15 and 27 of the New York State Environmental Conservation Law or any other applicable Environmental Law and in the regulations promulgated thereunder.

               "Indebtedness" - At a particular date, without duplication, (a) all indebtedness of a Person for borrowed money or for the deferred purchase price of property, whether short term or long term, (b) the face amount of all letters of credit issued for the account of such Person and, without duplication, all drafts drawn thereunder and not repaid by such Person, and (c) lease obligations of such Person which, in accordance with GAAP, should be capitalized; provided, in no event shall Indebtedness include any guaranties or other contingent obligations.

               "Issuing Lender" any of JPMorgan Chase Bank, Fleet Boston, Key Bank National Association or HSBC Bank USA.

               "JPMorgan" - JPMorgan Chase Bank and its successors and assigns.

               "Lender" and "Lenders" - "Lender" and "Lenders" as defined in the preamble of this Agreement, and such other entities as may from time to time be added by the Administrative Agent as banks under and as parties to this Agreement.

               "Letter of Credit" - An irrevocable commercial or standby letter of credit issued by any issuing Lender pursuant to this Agreement upon application by the Borrower.

               "LIBO Rate" - With respect to any LIBOR Loan for any Interest Period, the rate appearing on Page 3750 of the Dow Jones Market Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Administrative Agent from time to time for purposes of providing quotations of interest rates applicable to dollar deposits in the London interbank market) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for dollar deposits with a maturity comparable to such Interest Period. In the event that such rate is not available at such time for any reason, then the "LIBO Rate" with respect to such LIBOR Loan for such Interest Period shall be the rate at which dollar deposits of $5,000,000 and for a maturity comparable to such Interest Period are offered by the principal London office of the Administrative Agent in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

               "LIBO Rate (Reserve Adjusted)" - Relative to any Advance to be made, continued or maintained as, or converted into, a LIBOR Loan for any LIBOR Period, a rate per annum (rounded upward, if necessary, to the next highest 1/100 of 1%) determined pursuant to the following formula:

LIBO Rate =	LIBO Rate
(Reserve Adjusted)	1.00 - LIBOR Reserve Percentage

               "LIBOR Margin" - A percentage calculated in accordance with the Credit Pricing Agreement for LIBOR Loans which shall be adjusted quarterly as set forth in the Credit Pricing Agreement.

               "LIBOR Interest Determination Date" - A Business Day which is two (2) Business Days prior to the commencement of each LIBOR Period during which the LIBO Rate (Reserve Adjusted) will be applicable.

               "LIBOR Lending Office" - The office of each Lender designated as such below its name on Schedule 1 hereto or such other office of such Lender (as designated from time to time by notice from such Lender to the Borrower and Administrative Agent), whether or not outside the United States, which shall be making or maintaining LIBOR Loans of such Lender hereunder.

               "LIBOR Loan" - That portion of Revolving Credit from time to time unpaid and bearing interest at LIBO Rate (Reserve Adjusted) as specified in Section 2.4.

               "LIBOR Period" - The one, two, three or six month period selected by the Borrower pursuant to Section 2.4 of the Credit Agreement on which the LIBO Rate (Reserve Adjusted) is to be quoted.

               "LIBOR Reserve Percentage" - For any Lender for any LIBOR Period, the percentage (expressed as a decimal) applicable at the time LIBO Rate for such LIBOR Period is determined, under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) for such Lender in respect of assets or liabilities consisting of and including "Eurocurrency Liabilities," as defined in Regulation D of such Board, having a term approximately equal or comparable to such LIBOR Period.

               "Lien" - Any mortgage, deed of trust, pledge, hypothecation, assignment, security interest, lien, charge or encumbrance, or preference, priority or other security agreement or preferential arrangement in respect of any asset of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of, or agreement to give, any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction).

               "Majority Lenders" - The Lenders representing over fifty percent (50%) of the Commitments from time to time in effect.

               "Maximum Revolving Credit Commitment" - The total aggregate amount of the Commitments of all Lenders as set forth on Schedule 1 hereto, provided that the total aggregate amount thereof shall not exceed Two Hundred Twenty-Five Million Dollars ($225,000,000), subject to increases made pursuant to Section 10.1(e) of this Agreement up to Two Hundred Seventy-Five Million Dollars ($275,000,000).

               "Multiemployer Plan" - A Plan which is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

               "Net Worth" - At a particular date, all amounts which would be included under shareholders' equity on a balance sheet of an entity, determined in accordance with GAAP.

               "Note" - Any Revolving Note.

               "Obligations" - Any Indebtedness and any obligations in respect of one or more Swap Agreements.

               "Permitted Encumbrances" - as listed on Schedule 6.4 of this Agreement.

               "Percentage" - The percentage set forth opposite the name of each Lender on Schedule 1 hereof.

               "Permitted Subordinated Debt" - $25,000,000, 8.98%, Senior Subordinated Notes due January 3, 2008, pursuant to the Subordinated Note Purchase Agreement dated as of July 3, 2002.

               "Person" - Any individual, corporation, partnership, limited liability company, joint venture, trust, unincorporated association, government or political subdivision or other entity, body, organization or group.

               "Plan" - Any employee benefits plan which is covered by Title IV of ERISA and in respect of which the Company, the Borrower or a Commonly Controlled Entity is an "employer" as defined in Section 3(5) of ERISA.

               "Prime Rate" - The rate of interest per annum publicly announced from time to time by JPMorgan as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

               "Rate Option" - The choice of applicable interest rates and LIBOR Periods offered to the Borrower pursuant to Section 2.3 of this Agreement.

               "Release" - The same meaning as given to that term in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. Section 9601, et seq.), and the regulations promulgated thereunder.

               "Reportable Event" - Any event with regard to a Plan described in Section 4043(b) of ERISA or in regulations issued thereunder.

               "Revolving Credit" - The "Revolving Credit" as defined in Section 2.1(a) of this Agreement.

               "Revolving Note" - Collectively, the promissory notes of Borrower in the form of Exhibit C evidencing Borrower's promise to repay Advances under the Revolving Credit, and any renewals, replacements or extensions thereof.

               "Security Agreements" - Collectively, the Security Agreements, as defined in Section 3.1(e) of this Agreement or as described in Section 6.9 of this Agreement.

               "Security Interests" - Security Interest, as defined in Section 3.1(e) of this Agreement.

               "Senior Funded Debt" - Indebtedness for money borrowed exclusive of Subordinated Debt.

               "Subordinated Debt" - Indebtedness of the Company or any Subsidiary which is subordinated, in form and content satisfactory to the Administrative Agent with the agreement of the Majority Lenders, to any and all Indebtedness owing to any of the Lenders or Administrative Agent whether arising out of this Agreement or otherwise.

               "Subsidiary" - Any corporation of which at least 50% of the voting stock or any other entity of which at least 50% of the ownership interests is owned by the Company directly or indirectly through one or more Subsidiaries.

               "Swap Agreement" - Any agreement with respect to any swap, forward, future or derivative transaction or option or similar agreement involving, or settled by reference to, one or more rates, currencies, commodities, equity or debt instruments or securities, or economic, financial or pricing indices or measures of economic, financial or pricing risk or value or any similar transaction or any combination of these transactions; provided that no phantom stock or similar plan providing for payments only on account of services provided by current or former directors, officers, employees or consultants of the Borrower or the Subsidiaries shall be a Swap Agreement.

               "Swingloan", or collectively, "Swingloans" - The "Swingloan", or collectively, "Swingloans", as defined in Section 2.1(c) of this Agreement.

               "Termination Date" - The maturity date of the Credit, which shall be June 30, 2007 and may be shortened in accordance with Section 2.10 or 7.2 hereof.

               "Total Liabilities" - At a particular date, the sum, without duplication, of (a) all amounts which would be included as liabilities on a balance sheet of an entity at such date, determined in accordance with GAAP and (b) any Indebtedness of such entity.

               "Unused Line Fee" - The "Unused Line Fee" as defined in Section 2.9 of this Agreement.

               1.2   Accounting Terms. All accounting terms not otherwise defined herein have the meanings assigned to them in accordance with GAAP consistent with those applied in the preparation of the audited Consolidated financial statements of the Company and its Subsidiaries referred to in this Agreement.

               1.3   UCC Definitions. Capitalized words not otherwise defined in this Agreement shall have the meanings set forth in the New York Uniform Commercial Code as in effect from time to time.

ARTICLE II.   THE CREDIT

               2.1   Revolving Credit

                      (a)   Advances. Subject to the terms and conditions of this Agreement and relying upon the representations and warranties set forth in this Agreement, and provided that there has been no material adverse change in the financial condition of the Borrower or the Company, and provided there is no Event of Default hereunder, each Lender, severally and for itself alone, agrees that it will, from time to time during the period commencing on the date the conditions specified in Section 3.1 are satisfied through the Business Day preceding the Termination Date, make one or more Advances ("Revolving Advance" or collectively "Revolving Advances") to the Borrower equal to its Percentage of the aggregate amount of Advances requested by Borrower from all Lenders up to the dollar amount set forth opposite the name of each Lender on Schedule 1 hereto (which amount, with respect to each Lender, shall be called its "Commitment"); provided, however, no Lender shall be required or permitted to make any Advance or participate in any Letter of Credit if, after giving effect thereto, the aggregate outstanding principal amount of all Advances and the aggregate face amount of Letters of Credit issued ("Revolving Credit") would exceed the Maximum Revolving Credit Commitment at any one time outstanding. Subject to Sections 2.4 and 2.10 hereof, the Advances may be repaid and reborrowed in accordance with the provisions hereof; provided, however, no further Advances shall be made on or after the Termination Date, at which time the Revolving Credit shall be due and payable in full.

                      (b)   Method for Borrowing Advances. If and when the Borrower wishes the Lenders to make Advances available, the Borrower shall notify the Administrative Agent not later than 12:00 noon (New York time) (i) on the Business Day on which the Advance is to be funded if such Advance is to be made as a Base Rate Loan or (ii) three (3) Business Days prior to the Business Day on which the Advance is to be funded, if such Advance is to be made as a LIBOR Loan. The Borrower shall specify (i) the aggregate amount of the Advance to be made on a designated date, which amount shall be at least $100,000, (ii) the proposed date on which the Advance is to be funded, which shall be a Business Day, (iii) whether the Advance is to be made as a Base Rate Loan or LIBOR Loan and (iv) if such Advance is to be made as a LIBOR Loan, the LIBOR Period. Upon receipt of such notice from the Borrower, the Administrative Agent shall promptly notify each of the Lenders thereof. Each Lender shall make an amount equal to such Lender's Percentage of the requested Advance available to the Administrative Agent for the account of the Borrower at the Administrative Agent's Office not later than 1:00 p.m. (New York time) on the designated date of the Advance, in immediately available funds. As early as practically possible, but not later than 3:00 p.m. (New York time) on the date on which the Advance is to be made and upon fulfillment of the conditions set forth in Article III of this Agreement, the Administrative Agent will make the proceeds of such Advance which it received from the Lenders available to the Borrower.

                           Neither the Administrative Agent nor any Lender shall incur any liability to the Borrower in acting upon any notice referred to above or subsection 2.1(c) by telephone which the Administrative Agent or such Lender believes in good faith to have been given by a duly authorized officer or other person authorized to borrow on behalf of the Borrower or for otherwise acting in good faith.

                      (c)   Swingloans. Subject to the terms and conditions of this Agreement, relying upon the representations and warranties set forth in this Agreement, and so long as the aggregate outstanding principal amount of all Advances and the aggregate face amount of Letters of Credit issued are less than or equal to the Maximum Revolving Credit Commitment, JPMorgan agrees to make to the Borrower one or more Swingloans ("Swingloan" or collectively "Swingloans") as requested by the Borrower during the period commencing on the date the conditions specified in Section 3.1 are satisfied through the Business Day preceding the Termination Date in an amount which will not exceed Fifteen Million Dollars ($15,000,000) at any one time outstanding. At such time and for as long as the aggregate outstanding principal amount of all Advances and the aggregate face amount of Letters of Credit issued are more than the Maximum Revolving Credit Commitment, the Borrower will not request, and JPMorgan will not make a Swingloan. The Lenders other than JPMorgan will not participate in nor be obligated to advance Swingloans (other than as set forth in Section 7.2(e) hereof). The obligation of JPMorgan to make Swingloans shall automatically terminate on the date of any reduction in the Commitments in accordance with Section 2.10 or the cancellation of the Commitments pursuant to Section 7.2. The Borrower may not have any more than one (1) Swingloan outstanding at any one time. If and when the Borrower wishes JPMorgan to make a Swingloan, the Borrower shall, not later than 12:00 noon (New York time) on the Business Day on which the Swingloan is to be made, notify JPMorgan of the amount of the Swingloan desired, which amount shall be at least $50,000. Each Swingloan, together with the interest accrued thereon, shall be repaid by the Borrower to the Administrative Agent for the account of JPMorgan (or for the account of the Lenders, after the occurrence of an Event of Default) prior to the close of business on the Business Day immediately following the Business Day on which such Swingloan is made.

                      (d)   The Revolving Note. If requested by any Lender, the Advances made by such Lender shall be evidenced by a note of the Borrower to such Lender with blanks appropriately completed in the form of Exhibit C annexed hereto and made a part hereof ("Revolving Note"). Each Note may be inscribed by the Lender as holder of the Note on the schedule attached thereto or any continuation thereof with the outstanding principal balance of the Advance by such Lender, and any such inscription shall constitute prima facie evidence of the accuracy of the information so recorded; provided, however, the failure of any Lender to make any such inscription shall not affect the Borrower's obligations under the Note of such Lender or this Agreement.

               2.2   Letters of Credit

                      (a)   Letters of Credit. Subject to the terms and conditions of this Agreement and relying upon the representations and warranties set forth in this Agreement, an Issuing Lender, upon application of the Borrower, shall from time to time during the period commencing on the date the conditions specified in Section 3.1 are satisfied through the date which is two (2) Business Days preceding the Termination Date, issue Letters of Credit for the account of the Borrower, the Company or any Subsidiary in a face amount which when combined with the aggregate face amount of Letters of Credit outstanding does not exceed $10,000,000 at any time and each of which shall have an expiration date which is the earlier of (i) one year after the issuance or (ii) five Business Days prior to the Termination Date; provided, however, at the request of the Borrower or the Company, as applicable, the Issuing Lender, prior to the Termination Date, may extend the maturity date of any Letter of Credit for additional periods not exceeding one year each; provided that such expiration date is not extended beyond the date which is five days prior to the Termination Date; and provided further, the Issuing Lender will not issue any Letter of Credit if, after giving effect thereto, (i) the aggregate outstanding principal amount of all Advances and the aggregate face amount of Letters of Credit outstanding would exceed the Maximum Revolving Credit Commitment as such amount may be reduced by an amount designated by the Borrower pursuant to Section 2.10 hereof, or (ii) the Percentage of any Lender of its Commitment would be exceeded upon its purchase of an undivided interest in such Letter of Credit as provided in Section 2.2(d) hereof. Each Lender's Commitment shall be reduced by its Percentage of the outstanding face amount of each Letter of Credit upon the issuance thereof while such Letter of Credit is outstanding.

                           Each Letter of Credit shall (i) provide for the payment of drafts in United States dollars, be presented for honor thereunder by the beneficiary in accordance with the terms thereof, at sight when accompanied by the documents described therein, and (ii) otherwise be in form and substance satisfactory to the applicable Lender as the issuer of the Letter of Credit. Upon the issuance of any Letter of Credit, the applicable Lender issuing the Letter of Credit shall deliver the original of such Letter of Credit to the beneficiary thereof at the direction of the Borrower and advise each Lender of the issuance.

                      (b)   Application by the Borrower for Issuance of the Letters of Credit. The Borrower shall request the applicable Lender in writing to issue a Letter of Credit by delivering to the applicable Lender on or before the date hereof, in the case of a Letter of Credit to be issued on the date hereof, or two (2) Business Days prior to the proposed date of issuance, in the case of all other Letters of Credit to be issued hereunder, a Letter of Credit application, in form and content satisfactory to such Lender, specifying the account party and completed to the satisfaction of such Lender and such other certificates, documents and other papers and information as such Lender may reasonably request. Prior to the issuance of a Letter of Credit, the Administrative Agent shall advise each Lender of the receipt of an application.

                      (c)   Letter of Credit Fees. The Borrower agrees to pay the Administrative Agent for the accounts of the Lenders a letter of credit fee, which fee shall be equal to the LIBOR Margin per annum on the face amount of such Letter of Credit during the period the applicable Letter of Credit is outstanding, and shall be payable quarterly in arrears. In addition, the Borrower shall pay to any Lender issuing a Letter of Credit a fronting fee for such Lender's own account in an amount equal to 1/8% per annum of the face amount of such Letter of Credit, payable quarterly.

                      (d)   Participation in Letters of Credit. Each Lender issuing a Letter of Credit hereby sells to each Lender, and each Lender hereby purchases from such issuing Lender, without recourse to such issuing Lender (except as to payments to be made by the Administrative Agent to such issuing Lender under Section 2.2(c)), an undivided interest in each Letter of Credit and in each letter of credit fee payable pursuant to Section 2.2(c), in each case equal to such Lender's Percentage thereof.

                           Upon any drawing under a Letter of Credit drawn in strict compliance with the requirements of the Letter of Credit as determined by the Administrative Agent in its sole discretion, for the payment of which the Borrower has not otherwise made funds available, the Administrative Agent shall notify each of the Lenders of the date of payment of the drawing and the dollar amount of each Lender's Percentage interest therein. Such payment by an issuing Lender under any Letter of Credit shall constitute Advances by the Lenders subject to the terms and conditions of this Agreement pertaining thereto other than Section 3.2, and each Lender shall make its Percentage of such drawing available to the Administrative Agent in accordance with Section 2.1(b) hereof.

                           The obligation of each Lender to remit the amount of its Advance to the Administrative Agent pursuant to a drawing under a Letter of Credit in accordance with this Section shall be unconditional and irrevocable under any and all circumstances (unless the payment of such drawing was the result of the issuing Lender's gross negligence or willful misconduct or such Letter of Credit was issued in violation of Section 2.2(a) hereof) and may not be terminated, suspended or delayed for any reason notwithstanding any other provision of this Agreement, including the occurrence and continuance of a Default or Event of Default.

                      (e)   Obligation to Reimburse. The Administrative Agent, upon notification to the Administrative Agent by any Lender issuing a Letter of Credit, will promptly notify by telephone the Borrower of any draft drawn pursuant to a Letter of Credit and presented for payment and of the date the issuing Lender intends to pay such draft; if that is the case. With respect to any draft paid pursuant to a Letter of Credit, the Borrower hereby agrees to pay to the Administrative Agent the amount of such payment on the date of payment by depositing with the Administrative Agent prior to 12:00 noon  (New York time) immediately available funds in the amount of such draft. The failure to so deposit shall be deemed a request for an Advance in an aggregate amount equal to the amount paid.

                      (f)   Unconditional Obligations. In order to induce each Lender to issue the Letters of Credit and the Lenders to participate therein, the Borrower agrees that neither the Administrative Agent nor any Lender shall be responsible or liable for, and the Borrower's unconditional obligation to reimburse the Administrative Agent for the accounts of the Lenders for amounts paid on account of drawings honored under Letters of Credit shall not be affected by (i) the validity, sufficiency or genuineness of any document or instrument presented to any Lender issuing a Letter of Credit in connection with a Letter of Credit, even if such document or instrument should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged, or (ii) any action taken or omitted by any Lender issuing a Letter of Credit without gross negligence or willful misconduct in connection with making or not making payment under the Letter of Credit.

               2.3   Interest.

                      (a)   The Credit. The Revolving Credit (including Swingloans) shall bear interest on the unpaid principal amount from time to time unpaid until maturity (whether by acceleration or otherwise) at a per annum rate of interest equal to either (1) the ABR plus the applicable ABR Margin ("Base Rate Loan") or (iii) LIBO Rate plus the applicable LIBOR Margin ("LIBOR Loans"). The rate of interest on the Base Rate Loans shall change simultaneously with each change in the Prime Rate and shall change each Business Day with any change in the Federal Funds Rate.

                           Subject to Sections 2.6 and 2.7 hereof, the Borrower may elect to convert any portion of a Base Rate Loan to a LIBOR Loan or to continue any LIBOR Loan as a new LIBOR Loan by giving irrevocable notice of such election to the Administrative Agent by 12:00 noon (New York time) at least three (3) Business Days prior to the requested Conversion Date and, in the case of the continuation of any LIBOR Loan, such conversion or continuation shall take place on the last day of the applicable LIBOR Period with respect to the LIBOR Loan being so continued. The Administrative Agent shall promptly give each of the Lenders notice of the Borrower's election. Each such request to convert or continue shall include the Rate Option, the requested Conversion Date (which shall be a Business Day), the LIBOR Period selected with respect to any LIBOR Loan, and the amount converted or continued (which shall be in a principal amount of not less than $500,000 and an integral multiple of $100,000 in the case of conversion to or continuation as a LIBOR Loan). If no Default nor Event of Default has occurred and is continuing at such time, such conversion or continuation shall be made on the requested Conversion Date, subject to the foregoing limitations in connection with the conversion or continuation of LIBOR Loans.

                           The Administrative Agent shall not incur any liability to the Borrower in acting upon telephonic notice referred to above which the Administrative Agent believes to have been given by a duly authorized officer or other person authorized to and on behalf of the Borrower or for otherwise acting under this Section 2.3(a).

                           If on any day any Advance or Swingloan is outstanding with respect to which a proper and timely notice has not been delivered to the Administrative Agent in accordance with the terms of this Agreement specifying the basis for determining the rate of interest, then for that day and thereafter until notice has been given with respect to such Advance or Swingloan, such Advance or Swingloan shall be deemed to be a Base Rate Loan and shall bear interest accordingly.

                      (b)   ABR Margin and LIBOR Margin. The ABR Margin and the LIBOR Margin shall be determined in accordance with the Credit Pricing Agreement.

                      (c)   Computation of Interest. Interest shall be computed on the basis of a 360-day year for the actual number of days elapsed, which will result in a higher effective annual rate. Interest on Base Rate Loans shall be payable on the first day of each March, June, September and December commencing September 1, 2002 and, in the case of a LIBOR Loan, interest shall be payable on the last day of each applicable LIBOR Period, on any Conversion Date, and in the case of LIBOR Loans with LIBOR Periods exceeding beyond three months, on the first day of the fourth month of the applicable LIBOR Period.

                      (d)   Default Rate. After the occurrence of an Event of Default, and so long as such Event of Default is continuing, Borrower shall pay interest on the unpaid principal balance of the Revolving Credit at a per annum rate equal to two percent (2%) plus the rate otherwise applicable, and Borrower shall pay passed due interest, fees and other amounts due hereunder at a per annum rate equal to two percent (2%) plus the ABR. In no event shall the rate of interest exceed the maximum rate permitted by applicable law. If Borrower pays interest in excess of the amount permitted by applicable law, such excess shall be applied in reduction of the principal of Advances made pursuant to this Agreement.

                      (e)   Late Charge. Upon failure to make any payment of interest or principal hereunder when due, Borrower promises to pay a late charge computed as follows:

                            (1)   Late charges may be assessed each day on the amount overdue based upon the Prime Rate from day to day. The formulas for the daily late charge assessment will be as follows:

                                                           (i)   For overdue interest:

                                              (Amount overdue) x 110% x (the Prime Rate + 2%)
                                                                                      365

                                                           (ii)   For overdue principal:

                                              (Amount overdue) x 10% x (the Prime Rate + 2%)

                                                                                      365

                            (2)   If the sum of the late charges computed as in (1) is less than Ten Dollars ($10), a minimum late charge of Ten Dollars ($10) per late payment may be assessed.

                    The assessment and/or collection of late charges shall in no way impair the right to pursue any other remedies hereunder.

               2.4   Prepayment.

                      (a)   Base Rate Loans. The Borrower shall have the right to prepay at any time without premium all or any portion of the Advances consisting of Base Rate Loans, together with interest on the principal so prepaid to the date of such prepayment. Any partial prepayment of principal shall be in the amount of $100,000 or an integral multiple thereof.

                      (b)   LIBOR Loans. The Borrower shall have the right to prepay without premium all or any portion of the Advances consisting of LIBOR Loans on the expiration day of the applicable LIBOR Period. If any LIBOR Loan is prepaid at any other time, the Borrower shall, upon not less than ten (10) days prior written notice, pay to the Administrative Agent, for the ratable benefit of the Lenders, an amount equal to (i) the interest which would have otherwise been payable on the amount prepaid during the remaining term of the LIBOR Period, less (ii) the amount of interest which would accrue on such principal amount for such period at the interest rate which the Administrative Agent would bid were it to bid, at the commencement of such period for dollar deposits of a comparable amount and period from other banks in the eurodollar market, which shall be determined by the Administrative Agent in good faith, and certified to the Borrower, such certificate to be conclusive, absent manifest error. Any partial prepayment of principal shall be in the amount of $100,000 or an integral multiple thereof.

                      (c)   Mandatory Prepayment From Subordinated Debt. Notwithstanding anything to the contrary contained in this Agreement, if the Borrower incurs any Subordinated Debt after the date hereof, the Borrower shall immediately use the proceeds thereof to prepay outstanding Advances. Such proceeds shall be used first to prepay Base Rate Loans until all Base Rate Loans are paid in full and then to prepay LIBOR Loans. If any LIBOR Loans are so prepaid, the Borrower shall pay to the Administrative Agent the additional amounts set forth in subsection (b) above. Upon any prepayment required pursuant to this subsection (c), the Borrower shall have the option to reduce the Commitment pursuant to Section 2.10 of this Agreement.

               2.5   Use of Proceeds and Letters of Credit. The Borrower covenants to the Lenders that it will use the proceeds advanced under this Agreement for general working capital, for loans to and investments in its Subsidiaries and Affiliates to the extent permitted under Section 6.8 hereof and for the financing of Capital Expenditures and Expansions, mergers, consolidations, acquisitions of stock or assets of, or investments in a joint venture of partnership with, any third Person permitted by Section 6.7 hereof or otherwise consented to by the Administrative Agent with the agreement of the Majority Lenders.

               2.6   Special Provisions Governing LIBOR Loans - Increased Costs.

                      (a)   In the event that on any LIBOR Interest Determination Date, any Lender shall notify the Administrative Agent that it shall have determined (which determination shall be final, conclusive and binding) that:

                            (i)   by reason of conditions in the London interbank market or of conditions affecting the position of any Lender in such market occurring after the date hereof, adequate fair means do not exist for establishing LIBO Rate, or

                            (ii)   by reason of (i) any applicable law or governmental rule, regulation, guideline or order (or any written interpretation thereof and including any new law or governmental rule, regulation, guideline or order but excluding any of the foregoing relating to taxes referred to in Section 2.8 of this Agreement) or (ii) other circumstances affecting any Lender or the London interbank market or the position of any Lender in such market (such as, but not limited to, official reserve requirements), LIBO Rate does not represent the effective pricing to any Lender for U.S. dollar deposits of comparable amounts for the relevant period due to such increased costs then, the Administrative Agent shall give a notice by telephone, confirmed in writing, to the Borrower of such determination.

                      (b)   Thereafter, the Borrower shall pay to the Administrative Agent upon written request therefor, such additional amounts as the Administrative Agent in its sole discretion, shall reasonably determine to be required to compensate the Lender for such increased costs. A certificate as to such additional amounts submitted to the Borrower by the Administrative Agent shall, absent manifest error, be final, conclusive and binding upon all parties hereto.

                      (c)   In lieu of paying such additional amounts as required by this Section 2.6, the Borrower may exercise the following options:

                            (i)   If such determination relates only to a conversion to a LIBOR Loan then being requested by the Borrower pursuant to the terms hereof, the Borrower may, on such LIBOR Interest Determination Date by giving notice by telephone to the Administrative Agent, withdraw such request.

                            (ii)   The Borrower may, by giving notice by telephone to the Administrative Agent require the Administrative Agent to convert the LIBOR Loan then being requested to a Base Rate Loan, or to convert its outstanding LIBOR Loan that is so affected into a Base Rate Loan at the end of the then current LIBOR Period.

               2.7   Required Termination and Repayment of LIBOR Loans.

                      (a)   In the event any Lender shall notify the Administrative Agent that it shall have reasonably determined, at any time (which determination shall be final, conclusive and binding but shall be made only after consultation with the Borrower and the Administrative Agent), that the making or continuation of any or all of LIBOR Loans by such Lender:

(1) has become unlawful by compliance by such Lender in good faith with any applicable law, governmental rule, regulation, guideline or order, or

      (2)   would cause such Lender severe hardship as a result of a contingency occurring after the date of this Agreement which materially and adversely affects the London interbank market(such as, but not limited to disruptions resulting from political or economic events);

                       then, and in either such event, the Administrative Agent shall on such date (and in any event as soon as possible after making such determination) give telephonic notice to the Borrower, confirmed in writing, of such determination, identifying which of the LIBOR Loans are so affected.

                      (b)   The Borrower shall, upon the termination of the then current LIBOR Period applicable to each LIBOR Loan so affected or, if earlier, when required by law, repay each such affected LIBOR Loan, together with all interest accrued thereon.

                      (C)   In lieu of the repayment required by Section 2.7(b), the Borrower may exercise the following options:

                            (i)   If the determination by the Lender relates only to a LIBOR Loan then being converted by the Borrower pursuant to the terms hereof, the Borrower may, on such date by giving notice by telephone to the Administrative Agent, withdraw such request for conversion.

                            (ii)   The Borrower may, by giving notice by telephone to the Administrative Agent, require the Lenders to convert the LIBOR Loan then being converted to a Base Rate Loan or to convert any outstanding LIBOR Loan or LIBOR Loans that are so affected into a Base Rate Loan at the end of the then current LIBOR Period (or at such earlier time as repayment is otherwise required to be made pursuant to Section 2.6(b)). Such notice shall pertain only to the LIBOR Loan or LIBOR Loans outstanding or to be outstanding during each such affected LIBOR Period.

               2.8   Taxes. If any taxes (other than taxes with respect to the income of the Lenders), or duties of any kind shall be payable, or ruled to be payable, by or to any taxing authority of or in the United States, or any foreign country, or any political subdivision of any thereof, in respect of any of the transactions contemplated by this Agreement (including, but not limited to, execution, delivery performance, enforcement, or payment of principal or interest of or under the Note or this Agreement, or the making of a LIBOR Loan), by reason of any now existing or hereafter enacted statute, rule, regulation or other determination (excluding any taxes imposed on or measured by the net income of the Lenders), the Borrower will:

                             (1)   pay on written request therefor all such taxes or duties, including interest and penalty, if any,

                             (2)   promptly furnish the Administrative Agent with evidence of any such payment, and

                             (3)   indemnify and hold the Lenders and any holder or holders of the Note harmless and indemnified against any liability or liabilities with respect to or in connection with any such taxes or the payment thereof or resulting from any delay or omission to pay such taxes.

               2.9   Unused Line Fee. The Borrower shall pay to the Administrative Agent for the account of the Lenders a per annum unused line fee (based on a 360 day year) on the average unused amount of the Commitments ("Unused Line Fee"), which Unused Line Fee shall be payable quarterly, in arrears, on the last day of each September, December, March and June to and including the Termination Date. The Unused Line Fee shall be computed in accordance with the provisions of the Credit Pricing Agreement.

               2.10   Reduction. The Borrower may, at any time by written notice to the Administrative Agent state its desire to reduce the Commitments of the Lenders to any amount which is not less than the aggregate then outstanding principal amount of Advances and the undrawn face amount of Letters of Credit. Any such reduction shall be pro-rata in order that the Percentage of each Lender's Commitment is not changed. Any reductions of the Commitments shall not be reinstated at any future date and any partial reduction shall be in the amount of $5,000,000 or an integral multiple thereof. Immediately upon receipt of such notice by the Administrative Agent, the obligation of each of the Lenders to make Advances and to participate in Letters of Credit hereunder shall be limited to its Commitment as reduced pursuant to such notice.

               2.11   Administrative Agent's Fee. The Borrower agrees to pay the Administrative Agent an agent's fee annually, by July 31 of each year, until all of the Indebtedness created pursuant to this Agreement has been paid in full.

               2.12   Payments. All payments by the Borrower under this Agreement of interest, principal, fees and other expenses shall be made in immediately available funds not later than 12:00 p.m. on the due date at the Administrative Agent's Office, unless such amount is paid by the Administrative Agent's debiting a deposit account of the Borrower. All such payments applicable to the Swingloans shall be remitted by the Administrative Agent to JPMorgan on the same Business Day. All such other payments, other than the Administrative Agent's fee, shall be remitted by the Administrative Agent to each of the Lenders on the same Business Day in accordance with its Percentage.

               2.13   Sharing of Payments. If any Lender shall obtain any payment or other recovery or receive any collateral (whether voluntary, involuntary, by application of setoff or otherwise) on account of any Advances or any participation in a Letter of Credit or Swingloan in excess of its pro rata share based on its Percentage of payments or collateral then or therewith obtained by all Lenders, such Lender shall purchase from the other Lenders such participations in Advances or Letters of Credit or Swingloans, or shall provide such other Lenders with the benefits of any such collateral or the proceeds thereof as shall be necessary to cause such purchasing Lender to share the excess payment or other recovery ratably with each of them; provided, however, if all or any portion of such excess payment or benefits is thereafter recovered from such Lender, such purchase shall be rescinded and the purchase price and benefits returned to the extent of such recovery, without interest.

               The Borrower agrees that each of the other Lenders so purchasing a portion of such Lender's interest in Advances or participations in Letters of Credit or Swingloans may exercise all rights (including, but not limited to, rights of setoff) with respect to such portion purchased as if such other Lenders were the direct holders thereof. The Borrower agrees that each Lender shall have a security interest in and the right to set off as against any outstanding Advances and all other of the Borrower's liabilities under this Agreement with respect to any deposit account or other obligation of the Borrower or any Subsidiary.

               Each of the Lenders agrees that (a) if the unpaid principal balances of the Revolving Note are not paid in full at the close of business on the Termination Date, or (b) if the maturity of the Revolving Note is accelerated and the Credit is terminated in accordance with Section 7.2 hereof (the earlier of such dates being referred to as the "Purchase Date"), the Lender or Lenders receiving payment at a rate based on the applicable percentage(s) in excess of similar payments received by any other Lender shall immediately give notice to the Administrative Agent of such payment and shall purchase for cash within thirty (30) Business Days from the Purchase Date, from any Lender receiving payment at a lesser rate, an interest in the Revolving Credit and Swingloans in such amounts so that each Lender shall own an interest in the aggregate amount of the Revolving Credit and Swingloans then outstanding equal to its Percentage, plus, if such amount is not paid by the purchasing Lender within the specified period, interest thereon shall accrue at the rate equal to the Federal Funds Rate for the period commencing on the Purchase Date and ending on the actual date of payment thereof.

               2.14   Replacement Lender. The Borrower may replace any Lender (a "Replaced Lender") by designating another bank which is reasonably acceptable to the Administrative Agent (such Lender being herein called a "Replacement Lender"). Simultaneously with payment of all amounts owing to the Replaced Lender hereunder or in connection herewith, the Replaced Lender shall assign to the Replacement Lender in accordance with Section 10.3 and without recourse to or warranty by, or expense to, such Replaced Lender all of the rights and obligations of such Replaced Lender hereunder (except for the rights as survive repayment of the Advances). Upon such assignment, such Replaced Lender shall no longer be a party to this Agreement or have any rights hereunder and shall be relieved from all obligations to the Borrower, the Company, the Administrative Agent or the Lenders, and the Replacement Lender shall succeed to the rights and obligations of such Replaced Lender.

ARTICLE III. Conditions to the Extension of Credit

               3.1   Conditions to Extension of Credit. The Lenders' agreement to extend the Credit and JPMorgan's agreement to issue Letters of Credit or make Swingloans shall be effective only upon fulfillment of the following conditions at the date of the execution of this Agreement:

                      (a)   Corporate Action. The Borrower and the Company shall have taken all necessary and appropriate corporate action and the Boards of Directors of the Borrower and the Company shall have adopted resolutions authorizing the Credit, the execution and delivery of this Agreement, the Notes and the Guaranties executed by the Borrower and the Company, as appropriate, and the taking of all action required of the Borrower and the Company by this Agreement; and the Borrower and the Company shall have furnished to the Administrative Agent copies certified as of the date of the execution of this Agreement of such corporate resolutions and such other corporate documents as any Lender shall reasonably request.

                      (b)   Corporate Documents. There shall have been furnished to the Administrative Agent (a) certificates of the Company and each Subsidiary's good standing duly issued of recent date by an official of the jurisdiction of its incorporation; (b) copies of the certificate of incorporation and by-laws of the Company and each Subsidiary, certified by their Secretaries as of the date of the execution of this Agreement; and (c) certificates of incumbency, dated the date of the execution of this Agreement specifying the officers of the Company and each Subsidiary, together with their specimen signatures.

                      (c)   Notes. The Borrower shall have executed and delivered to each of the Lenders the Revolving Notes, appropriately completed, evidencing the Borrower's obligation to repay the Revolving Credit.

                      (d)   Guaranties. The Borrower shall furnish to the Administrative Agent, with an executed counterpart for each Lender, the written continuing guaranty (collectively, "Guaranty") of the Company and each Subsidiary set forth in Schedule 3.1(d) attached hereto and made a part hereof, and each Subsidiary which may from time to time be added to such Schedule 3.1(d) (individually, "Guarantor Subsidiary" and collectively, "Guarantor Subsidiaries"), such Guaranties to be in form and content satisfactory to each of the Lenders, guaranteeing the payment of any and all Obligations of the Borrower to each of the Lenders or Administrative Agent, whether now existing or hereafter incurred pursuant to this Agreement.

                      (e)   Security Agreements. The Borrower shall furnish to the Administrative Agent, with an executed counterpart for each Lender, a security agreement from the Borrower, Company and each other Guarantor Subsidiary in form and content satisfactory to the Lenders granting to the Administrative Agent, for the benefit of itself and all of the Lenders, security interests (collectively, the "Security Interests") in all Accounts, Inventory, Equipment, Investment Property, Documents, Instruments, General Intangibles, Chattel Paper, Letter of Credit Rights, Deposit Accounts and Fixtures, whether now owned or existing or hereafter acquired or arising, wherever located, of the Company and each Guarantor Subsidiary and any and all supporting obligations therefor and all products and proceeds thereof, as continuing collateral security for the payment of any and all Obligations, whether now owed or hereafter incurred, of the Borrower to any of the Lenders and/or the Administrative Agent arising under this Agreement or any Collateral Document. The Borrower shall have executed and delivered and shall have caused the Company and each other Guarantor Subsidiary to have executed and delivered to the Administrative Agent, or shall have authorized and shall have caused the Company and each other Guarantor Subsidiary to have authorized the Administrative Agent to file appropriate financing statements to perfect the Security Interests, which Security Interests shall at the time of the execution of this Agreement, be superior to all other liens and security interests in such property except Permitted Encumbrances.

                      (f)   Uniform Commercial Code Searches. The Administrative Agent shall be in receipt of searches of the appropriate filing records in each office where financing statements must be filed pursuant to Section 3.1(e) in order to confirm the priority of the Security Interests, except as otherwise determined by all of the Lenders.

                      (g)   Subsidiary Action. Each Guarantor Subsidiary other than the Borrower (a) shall have taken all necessary and appropriate corporate action and the Boards of Directors of each Guarantor Subsidiary shall have adopted resolutions authorizing the execution and delivery of the Guaranties and Security Agreements executed by it and the taking of all action called for thereby, and (b) shall have furnished to the Administrative Agent copies, certified as of the date of the execution of this Agreement, of such corporate action and such other corporate documents as any of the Lenders shall reasonably request.

                      (h)   Opinion. Independent Counsel for the Company and its Subsidiaries, Lippes, Silverstein, Mathias & Wexler, LLP, shall have furnished to the Administrative Agent, with a signed copy for each Lender, its favorable opinion, in form and content satisfactory to each of the Lenders and their counsels, dated the date of the execution of this Agreement, as to the matters referred to in Sections 4.1, 4.2, 4.4, 4.5 and 4.6 of this Agreement.

                      (i)   Certificates. The Company shall have caused to be delivered to the Administrative Agent a Compliance Certificate - General appropriately completed and insurance certificates, binders or policies evidencing compliance with Section 5.6.

                      (j)   Payment of Fees. The Company and/or the Borrower, as applicable, shall have paid to the Administrative Agent and/or the Lenders, as applicable, all fees required to have been paid, and all expenses for which invoices have been presented.

                      (k)   Approvals. All governmental and third party approvals necessary or, in the reasonable judgment of the Administrative Agent, advisable in connection with the financing contemplated by this Agreement and the continuing operations of the Company and its Subsidiaries shall have been obtained and be in full force and effect, and copies thereof shall have been provided to the Administrative Agent.

                      (l)   Financial Statements. The Company shall have furnished to the Lenders (i) audited consolidated financial statements of the Company and its Subsidiaries for the two most recent fiscal years ended prior to the date hereof and (ii) unaudited interim Consolidated financial statements of the Company and its Subsidiaries for each fiscal quarter of the Company ended subsequent to the date of the latest financial statements delivered pursuant to clause (i) of this Section.

                      (m)   Other Matters. All matters incidental to the execution and delivery of this Agreement, the Notes and the Guaranties, and all action required on the part of the Borrower, the Company and each Subsidiary by this Agreement, shall be satisfactory to each of the Lenders and their respective counsels.

               3.2   Conditions to Subsequent Extensions of Credit. Subsequent to the satisfaction of the conditions set forth in Section 3.1, each request to the Administrative Agent for an Advance or to any Lender for a Letter of Credit or to JPMorgan for a Swingloan shall constitute confirmation by the Borrower and the Company of all the matters set forth in the form of the Compliance Certificate - General in the form of Exhibit B as of the date of the Advance or the Letter of Credit or the Swingloan in the same manner as if a written Compliance Certificate - General had been delivered, and the statements made shall be true on the date of such extension of credit. The Lenders shall not be obligated to make any Advance nor shall JPMorgan be obligated to issue any Letter of Credit nor make any Swingloan if such certification is not made or if the Administrative Agent has received written notice from any Lender that it believes that a Default exists.

ARTICLE IV. Representations and Warranties

               Each of the Borrower and the Company makes the following representations and warranties, which shall be deemed to be continuing representations and warranties so long as any indebtedness of the Borrower to any of the Lenders, JPMorgan or the Administrative Agent, including indebtedness for fees and expenses, shall remain unpaid, any Letter of Credit shall remain outstanding or the Commitments shall remain in effect:

               4.1   Good Standing and Authority. Each of the Borrower, the Company and each of the Subsidiaries is a corporation, duly organized, validly existing, and in good standing under the laws of the state of its incorporation; has powers and authority to transact the business in which it is engaged; is duly licensed or qualified and in good standing in each jurisdiction in which the conduct of such business requires such licensing or such qualification, which singly or in the aggregate is material to the operations of the Company on a Consolidated basis; and has all necessary power and authority to enter, as appropriate, this Agreement and to execute, deliver and perform this Agreement, the Notes, the Collateral Documents and any other document executed in connection with this Agreement, all of which have been duly authorized by all proper and necessary corporate and shareholder action.

               4.2   Valid and Binding Obligation. This Agreement, the Notes, the Collateral Documents and any other document executed in connection herewith have been duly executed and delivered by the Borrower, the Company and each of the other Guarantor Subsidiaries and constitutes the legal, valid and binding obligations of the Borrower, the Company and each other Guarantor Subsidiary, as the case may be, enforceable against the Borrower, the Company or such other Guarantor Subsidiary, as the case may be, in accordance with their respective terms.

               4.3   Good Title. Each of the Borrower, the Company and each of the other Guarantor Subsidiaries has good and marketable title or a valid leasehold interest to all of its assets, none of which is subject to any Lien except Permitted Encumbrances.

               4.4   No Pending Litigation. There are not any actions, suits, proceedings (whether or not purportedly on behalf of the Borrower, the Company or any Subsidiary) or investigations pending or, to the knowledge of the Borrower or the Company, threatened against the Borrower, the Company or any Subsidiary or any basis therefor, which, if adversely determined, would, in any case or in the aggregate, materially adversely affect the property, assets, financial condition or business of the Company on a Consolidated basis or materially impair the right or ability of the Borrower, the Company or any Subsidiary to carry on its operations substantially as now conducted or anticipated to be conducted in the future, or which question the validity of this Agreement, the Notes, the Collateral Documents or other documents required by this Agreement, or any action taken or to be taken pursuant to any of the foregoing.

               4.5   No Consent or Filing. No consent, license, approval or authorization of, or registration, declaration or filing with, any court, governmental body or authority or other Person is required on the part of the Borrower, the Company or any Subsidiary in connection with the valid execution, delivery or performance of this Agreement, the Notes, the Collateral Documents or other documents required by this Agreement or in connection with any of the transactions contemplated thereby.

               4.6   No Violations. Neither the Borrower, the Company nor any Subsidiary is in violation of any term of its certificate of incorporation or by-laws, or of any mortgage, borrowing agreement or other instrument or agreement pertaining to Indebtedness for borrowed money which might reasonably be expected to result in a material and adverse effect, singly or in the aggregate to the Company on a Consolidated basis, upon its business or assets. Neither the Borrower, the Company nor any Subsidiary is in violation of any term of any other indenture, instrument, or agreement to which it is a party or by which it may be bound, resulting, or which might reasonably be expected to result, in a material and adverse effect, singly or in the aggregate to the Company on a Consolidated basis, upon its business or assets. Neither the Borrower, the Company nor any Subsidiary is in violation of any order, writ, judgment, injunction or decree of any court of competent jurisdiction or of any statute, rule or regulation of any competent governmental authority which might reasonably be expected to result in a material and adverse effect upon its business or assets. The execution and delivery of this Agreement, the Notes, the Collateral Documents and other documents required by this Agreement and the performance of all of the same is and will be in compliance with the foregoing and will not result in any violation or result in the creation of any Lien upon any properties or assets. There exists no fact or circumstance not disclosed in this Agreement, in the documents furnished in connection herewith or the Company's filings under the Securities Exchange Act of 1934, which materially adversely affects or in the future (so far as the Borrower or the Company can now foresee) may materially adversely affect the condition, business or operations of the Company on a Consolidated basis, except those facts and circumstances which generally affect all Persons engaged in the Borrower's or the Company's lines of business.

               4.7   Financial Statements. The Company has made available to each Lender audited financial statements of the Company on a Consolidated basis showing its financial condition as of December 31, 2001 and its cash flows for the fiscal year then ended and unaudited financial statements of the Company on a Consolidated basis showing its financial condition as of March 31, 2002. All financial statements have been prepared in accordance with GAAP consistently applied throughout the intervals involved. Since the date of the last such financial statements to the date of execution hereof, there have not been any material adverse changes in the financial condition of the Company from that disclosed in such financial statements. None of the property or assets shown in the financial statements delivered to the Lenders has been materially adversely affected as the result of any fire, explosion, accident, flood, drought, storm, earthquake, condemnation, requisition, statutory or regulatory change, act of God, or act of public enemy or other casualty, whether or not insured.

               4.8   Tax Returns. The Borrower and the Company have duly filed all federal and other tax returns required to be filed for themselves and all Subsidiaries and have duly paid all taxes required by such returns.

               4.9   Federal Regulations. Neither the Borrower, the Company nor any Guarantor Subsidiary is engaged principally, or as one of its important activities, in the business of extending or arranging for the extension of credit for the purpose of purchasing or carrying "margin security" (as defined in Regulation U issued by the Board of Governors of the Federal Reserve System). Likewise, neither the Borrower, the Company nor any Guarantor Subsidiary owns nor intends to carry or purchase any such "margin security", and the Borrower will not use the proceeds of any Advance to purchase or carry (or refinance any borrowing the proceeds of which were used to purchase or carry) any such "margin security", or for any other purpose which might constitute any of the loans under this Agreement a "purpose credit" within the meaning of said Regulation U or Regulations T or X of the Federal Reserve Board. Neither the Borrower, the Company nor any Guarantor Subsidiary will take or permit any agent acting on its behalf to take any action which might cause this Agreement or any document or instrument delivered pursuant hereto to violate any regulation of the Federal Reserve Board. Neither the Borrower, the Company nor any Guarantor Subsidiary is an "investment company" or an "affiliated person" of, or "promoter" or "principal underwriter" for an "investment company" within the meaning of the Investment Company Act of 1940, as amended, or a "holding company," or a "subsidiary company" of a "holding company" or of a "subsidiary company" of a "holding company," within the meaning of the Public Utility Holding Company Act of 1935, as amended.

               4.10   ERISA Matters. No Plan has been terminated or partially terminated or is insolvent or in reorganization, nor have any proceedings been instituted to terminate or reorganize any Plan; neither the Borrower, the Company nor any Subsidiary has withdrawn from any Plan in a complete or partial withdrawal, nor has a condition occurred which if continued would result in a complete or partial withdrawal; neither the Borrower, the Company nor any Subsidiary has incurred any withdrawal liability, including contingent withdrawal liability, to any Plan pursuant to Title IV of ERISA; neither the Borrower, the Company nor any Subsidiary has incurred any liability to the Pension Benefit Guaranty Corporation other than for required insurance premiums which have been paid when due; no Reportable Event has occurred and is continuing; and no Plan or other "employee pension benefit plan" as defined in Section 3(2) of ERISA to which the Borrower, the Company or any Subsidiary is a party has an "accumulated funding deficiency" (whether or not waived) as defined in Section 302 of ERISA or in Section 412 of the Code. Each Plan and each other "employee benefit plan" as defined in Section 3(3) of ERISA to which the Borrower, the Company or any Subsidiary is a party is in substantial compliance with ERISA, and no such plan, nor any administrator, trustee or fiduciary thereof, to the best knowledge of the Borrower and the Company, has engaged in a prohibited transaction described in Section 406 of ERISA or in Section 4975 of the Code.

               4.11   Subsidiaries. The Borrower and the Company have no Subsidiaries except as listed in Schedule 4.11 of this Agreement.

               4.12   Compliance. The present conduct of the business and operations of the Borrower, the Company and each Guarantor Subsidiary and the present ownership and use of each asset of the Borrower, the Company and each Subsidiary are in compliance in all material respects with each applicable statute, regulation and other law (including, but not limited to, the Environmental Protection Act, the Occupational Health and Safety Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act), except where non-compliance would not result in a material adverse effect, singly or in the aggregate to the Company on a Consolidated basis, upon its business or assets. Each authorization, approval, permit, consent, franchise and license from, each registration and filing with, each declaration, report and notice to, and each other act by or relating to, any Person necessary for the present or anticipated conduct of the business or operations of, or for the present or anticipated ownership or use of any asset, material singly or in the aggregate to the Company on a Consolidated basis has been duly obtained, made, given or done, and is in full force and effect.

               4.13   Fiscal Year. The fiscal year of the Borrower and the Company is the year ending December 31.

               4.14   Default. There does not exist any Default or Event of Default.

               4.15   Indebtedness for Borrowed Money. The Borrower, the Company and each of the Guarantor Subsidiaries have no Indebtedness arising from the borrowing of any money, except for Indebtedness committed or outstanding on the date of this Agreement pursuant to any lease, loan or credit facility fully and accurately described in Schedule 4.15 to this Agreement.

               4.16   Securities. Each outstanding share of stock, debenture, bond, note and other security of the Borrower, the Company and each Subsidiary has been validly issued in full compliance with each statute, regulation and other law, and, if a share of stock, is fully paid and nonassessable.

               4.17   Inventory Locations. Neither the Borrower, the Company nor any Subsidiary has Inventory valued in excess of $1,000,000 in the aggregate located at any location other than the locations set forth in Schedule 4.17 attached hereto and made a part hereof.

               4.18   Environmental Matters.

                      (a)   No above ground or underground storage tanks containing Hazardous Substances are located on any property owned, leased or operated by the Company or any Subsidiary, except for storage tanks containing diesel fuel, gasoline or waste oil, which tanks are in compliance with all applicable Environmental Laws. No above ground or underground storage tanks containing Hazardous Substances have been located on any such property except for tanks which were removed in compliance with applicable Environmental Laws.

                      (b)   No property owned, leased or operated by the Company or any Subsidiary is or has been used for the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substance or as a landfill or other waste disposal site or for military, manufacturing or industrial purposes or for the storage of petroleum or petroleum based products, in violation of any law, except as disclosed on Schedule 4.18.

                      (c)   To the knowledge of the Borrower and/or the Company, no Release of a Hazardous Substance, which would be in violation of any law is occurring or is threatened on, at, from or near any property owned, leased or operated by the Company or any Subsidiary, which through soil, subsoil, bedrock, surface water or groundwater migration is located on the property owned, leased or operated by the Company or any Subsidiary, except as disclosed on Schedule 4.18.

                      (d)   Neither the Company nor any Subsidiary is subject to any existing, pending or, to the knowledge of the Company or Borrower, threatened suit, claim, notice of violation or request for information under any of the Environmental Laws, except as disclosed on Schedule 4.18.

                      (e)   The Company and each Subsidiary are in compliance with all Environmental Laws to the effect that any violation would not have a material adverse effect upon the business or operations of the Company on a Consolidated basis.

                      (f)   All Environmental Permits have been obtained or applied for and are in full force and effect.

                      (g)   There are no agreements, consent orders, decrees, judgments, license or permit conditions or other orders or directives of any federal, state or local court, governmental agency or authority relating to the past, present or future ownership, use, operation, sale, transfer or conveyance of any property owned, leased or operated by the Company or any Subsidiary which require any change in condition or any work, repairs, construction, containment, clean up, investigation, study, removal or other remedial action or capital expenditures.

               4.19   Intellectual Property. The Company and each of its subsidiaries owns, or is licensed to use, all trademarks, tradenames, copyrights, patents and other intellectual property material to its business, and the use thereof by the Company or such subsidiary, as applicable, does not infringe upon the rights of any other Person, except for any such infringements that individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

ARTICLE V. Affirmative Covenants

               During the term of this Agreement, and so long thereafter as any indebtedness or Obligations of the Borrower to any of the Lenders, JPMorgan or the Administrative Agent, including any indebtedness for fees and expenses, shall remain unpaid, any Letter of Credit shall remain outstanding or the Commitments shall remain in effect, the Borrower and the Company, unless written consent of the Administrative Agent is obtained, will:

               5.1   Payments. Cause the Borrower to punctually pay or cause to be paid the principal of and interest on all Indebtedness and all fees incurred by it pursuant to this Agreement in the manner set forth in this Agreement.

               5.2   Future Financial Statements. Furnish to each of the Lenders (a) within ninety (90) days after and as at the close of each fiscal year, a Consolidated balance sheet and Consolidated statements of operations and earnings and changes in financial position of the Company and all Subsidiaries (including, without limitation, the Borrower), each examined and reported upon by an independent certified public accounting firm reasonably satisfactory to the Lenders, and prepared in accordance with GAAP, which report shall not contain any qualification or disclaimer of opinion by reason of audit limitations imposed by Borrower or Company, together with Compliance Certificates in the forms of Exhibits A and B certified by an appropriate financial officer of the Borrower and the Company; (b) promptly, after preparation, copies of all such proxy statements, financial statements and reports which the Company sends to its stockholders, and copies of all regular, periodic and special reports, as well as all registration statements, which the Company files with the Securities and Exchange Commission, including, but not limited to, Forms 10-K and 10-Q; (c) promptly after the filing thereof with the Pension Benefit Guaranty Corporation, a copy of each annual report filed with respect to each Plan; (d) within forty-five (45) days after and as at the close of each of its fiscal quarters of each year, a Consolidated balance sheet and related Consolidated statement of operations and earnings and changes in financial position of the Company and all Subsidiaries (including, without limitation, the Borrower) for the previous fiscal quarter and from the beginning of the fiscal year to the end of such fiscal quarter together with comparisons to the previous year, if appropriate, and to budget projections, prepared by the Company internally in accordance with GAAP, and certified by an appropriate financial officer of Borrower and Company, together with a Compliance Certificate - Financial Covenants in the form of Exhibit A; (e) any and all information regarding Borrower's and the Company's business, condition or operations, financial or otherwise, which is furnished to any other creditor, upon the request of the Lenders; and (f) such additional information, books, records, reports or statements as the Administrative Agent or any of the Lenders may from time to time reasonably request regarding the financial and business affairs of the Borrower, the Company and each Subsidiary, all prepared in form and detail satisfactory to the Lenders.

               5.3   Books and Records. Maintain true and complete records and books in accordance with generally accepted accounting principles consistently applied including, without limiting the generality of the foregoing, appropriate reserves for possible losses and liabilities and notify each Lender promptly in writing of any proposed change in the location at which such books and records are maintained.

               5.4   Corporate Standing. Maintain, and cause each Subsidiary to maintain, its corporate existence in good standing except any Subsidiary may merge into or consolidate with the Company or any other Subsidiary so long as the Administrative Agent is thereafter promptly notified of such merger or consolidation, and such Subsidiary has executed and delivered Collateral Documents in favor of the Administrative Agent for the benefit of the Lenders (to the extent required by Section 3.1.d and Section 3.1.e), and remains or becomes duly licensed or qualified and in good standing in each jurisdiction in which the conduct of its business requires such qualification or licensing.

               5.5   Discharge of Obligations. Cause to be paid and discharged all obligations when due and all lawful taxes, assessments and governmental charges or levies imposed upon the Borrower, the Company or any Subsidiary, or upon any property, real, personal or mixed, belonging to the Borrower, the Company or any Subsidiary, or upon any part thereof, before the same shall become in default, as well as all lawful claims for labor, materials and supplies which, if unpaid, might become a lien or charge upon the property or any part of it. Notwithstanding the previous sentence, neither the Borrower, the Company nor any Subsidiary shall be required to cause to be paid and discharged any obligation, tax, assessment, charge, levy or claim so long as its validity is contested in the normal course of business and in good faith by appropriate and timely proceedings and the Borrower, the Company or any Subsidiary, as the case may be, sets aside on its books adequate reserves with respect to each tax, assessment, charge, levy or claim so contested, nor shall the Borrower, the Company nor any Subsidiary be required to pay or discharge any trade liability which is not past its stated due date by more than thirty (30) days.

               5.6   Insurance. (a) Keep, and cause each Subsidiary to keep, all its property so insurable insured at all times with responsible insurance carriers satisfactory to each of the Lenders against fire, theft and other risks in coverage, form and amount satisfactory to each of the Lenders; (b) keep, and cause each Subsidiary to keep, adequately insured at all times in reasonable amounts with responsible insurance carriers against liability on account of damage to persons or property and under all applicable worker's compensation laws; (c) promptly deliver to the Administrative Agent certificates of insurance or any of those insurance policies required to be carried pursuant hereto, with appropriate endorsements designating the Administrative Agent for the benefit of the Lenders as their interests may appear as a named insured or lenders loss payee as requested by the Administrative Agent; and (d) cause each such insurance policy to contain a thirty (30) day notice of cancellation or material change in coverage provision satisfactory to the Administrative Agent.

               5.7   Examinations. Permit the Lenders or their agents at all reasonable times to visit and inspect any and all properties of Borrower, Company or any Guarantor Subsidiary and to examine and make extracts from or copies of any of Borrower's, Company's or its Guarantor Subsidiary's books, ledgers, reports, correspondence and other records, and discuss their affairs, finances and accounts with officers of Borrower, Company and each Guarantor Subsidiary.

               5.8   Litigation. Promptly notify each of the Lenders in writing as soon as the Borrower or Company has knowledge thereof, of the institution or filing of any litigation, action, suit, claim, counterclaim, or administrative proceeding against, or investigation of, the Borrower, the Company or any Subsidiary to which the Borrower, the Company or any Subsidiary is a party by or before any regulatory body or governmental agency (a) the outcome of which involves more than $5,000,000 singularly or cumulatively, except for litigation in which the contingent liability is fully covered by insurance, or (b) which questions the validity of this Agreement, the Notes, any of the Collateral Documents or any action taken or to be taken pursuant to any of the foregoing; and furnish or cause to be furnished to any Lender such information regarding the same as such Lender may request.

               5.9   Judgments. Promptly notify each of the Lenders in writing as soon as the Company or Borrower has knowledge thereof, of any judgment, order or award of any court, agency or other governmental agency or any arbitrator, (a) the outcome of which may materially and adversely affect the finances or operations of the Borrower, the Company or any Subsidiary or the Company's or Borrower's ability to fulfill its obligations hereunder or which involves more than $5,000,000 unless adequately covered by insurance, or (b) renders invalid this Agreement, the Notes, any of the Collateral Documents or any action taken or to be taken pursuant to any of the foregoing, and furnish or cause to be furnished to any Lender such information regarding the same as such Lender may request.

               5.10   Fair Labor Standards Act. Comply with, and cause each Subsidiary to comply with, the provisions of the Fair Labor Standards Act of 1938, as amended.

               5.11   Notice. Promptly notify the Administrative Agent in writing with full details of any Default or Event of Default, or any event which might materially and adversely affect the financial condition or operations of the Borrower, the Company or any Guarantor Subsidiary.

               5.12   Environmental Compliance.

                      (a)   Comply with all Environmental Laws.

                      (b)   Not cause or permit any change to be made in the present or intended use of any property owned, leased or operated by the Company or any Subsidiary which would (i) involve the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substance or the use of any such property as a landfill or other waste disposal site or for the storage of petroleum or petroleum based products (except in compliance with applicable Environmental Laws), (ii) violate any applicable Environmental Laws, or (iii) constitute non-compliance with any Environmental Permit.

                      (c)   Deliver promptly to each of the Lenders (i) copies of any documents received from the United States Environmental Protection Agency or any state, county or municipal environmental or health agency concerning the Company's operations except documents of general applicability; and (ii) copies of any documents submitted by the Company to the United States Environmental Protection Agency or any state, county or municipal environmental or health agency concerning its operations, except submissions in the ordinary course of business.

ARTICLE VI. Negative Covenants

                      During the term of this Agreement and so long thereafter as any of the Indebtedness of the Borrower to any of the Lenders, JPMorgan or the Administrative Agent, including any Indebtedness for fees and expenses, shall remain unpaid, any Letter of Credit shall remain outstanding or the Commitments shall remain in effect, neither the Borrower, the Company nor any of the Guarantor Subsidiaries, without prior written consent of the Administrative Agent, will:

               6.1   Business Operations. Make or permit to be made any material change in the character of its business or operations.

               6.2   Borrowed Money. Create, incur or suffer to exist or assume any Indebtedness for money borrowed, directly or indirectly, other than (i) Subordinated Debt; and (ii) existing Indebtedness and accommodations for Indebtedness as set forth on Schedule 4.15/6.2 attached hereto.

               6.3   Guaranties. Guarantee, endorse or otherwise be or become liable or contingently liable in connection with the obligations or Indebtedness of any other Person, including any Subsidiary, directly or indirectly, except (i) as an endorser of instruments for the payment of money deposited to its bank account for collection in the ordinary course of business; (ii) the Company and/or the Borrower may guaranty obligations of any Subsidiary (in addition to the obligations described in subsections (iv) (v) and (vi) below, not to exceed $10,000,000 in the aggregate at any time; (iii) the Company and/or the Borrower may guaranty obligations of Persons (other than Subsidiaries) not to exceed $5,000,000 in the aggregate at any time, (iv) the Company may guaranty obligations of Brazing Concepts Company not to exceed $5,000,000, (v) the Company may guaranty certain IRB obligations of Solar Group, Inc. in an aggregate principal amount not to exceed $150,000; and (vi) the Company may guaranty obligations of Wm. R. Hubbell Steel Corporation not to exceed $300,000.

               6.4   Liens. Create, incur, assume or suffer to exist any Lien upon any of its property, assets, income or profits, whether now owned or hereafter acquired, or pledge or encumber any assets, except (i) in favor of the Administrative Agent, as collateral agent, for the benefit of itself, the Lenders and the Noteholders, as defined in Schedule 4.15/6.2 ("Collateral Agent"); and (ii) in favor of any Lender or other third Person as listed in Schedule 6.4. Borrower has not, and so long as this Agreement is in effect, will not, enter into any covenant or agreement with any other person or entity that prohibits the granting or existence of a lien in the personal or real property of Borrower in favor of the Collateral Agent.

               6.5   Accumulated Funding Deficiency. Incur (i) any accumulated funding deficiency within the meaning of ERISA equal to five (5) percent or more of Consolidated Tangible Net Worth; or (ii) any liability of comparable size to the Pension Benefit Guaranty Corporation.

               6.6   Compliance with Law. Violate any law or regulation, order, writ, injunction or decree of any court or governmental instrumentality or breach any agreement to which Borrower, Company or any Subsidiary is subject or in default thereunder, which violation or breach would have a material adverse effect on the Company on a Consolidated basis.

               6.7   Expansions, Mergers, Acquisitions and Joint Ventures. Enter into any Expansion, or merge into or consolidate with, exchange or acquire the stock or assets of, or enter into any joint venture or partnership with, any third Person, except (i) any Subsidiary may merge into or consolidate with the Company or any other Subsidiary so long as the Administrative Agent is thereafter promptly notified of such action and such other Subsidiary has executed and delivered a Guaranty in favor of the Administrative Agent for the benefit of itself and the Lenders to the extent required by Section 3.1.d and a Security Agreement in favor of the Administrative Agent, for the benefit of itself and the Lenders, to the extent required by Section 3.1.e; and (ii) the Company or any Subsidiary may enter into an Expansion, may merge or consolidate with, acquire the stock or assets of, or enter into a joint venture or partnership with, any third Person if (a) the Administrative Agent is thereafter promptly notified of such action, (b) the Company, the Borrower or the applicable Subsidiary is the surviving corporation, (c) immediately thereafter and after giving effect thereto, no Default or Event of Default exists, (d) the investments in such Expansions, joint ventures, partnerships and the book value of the assets of the third Person being merged or consolidated, together with the purchase price of the stock or assets being acquired, do not exceed $50,000,000, (e) the third Person with which the Company, the Borrower or such Subsidiary merges, or which the Company, the Borrower or any Subsidiary acquires, is in a business of a character already performed by the Company, the Borrower or such Subsidiary, as applicable, or of a type reasonably related thereto, and (f) if a Subsidiary is a surviving entity, such Subsidiary has executed and delivered a Guaranty in favor of the Administrative Agent, for the benefit of itself and the Lenders, to the extent required by Section 3.1.d and a Security Agreement to the Administrative Agent, for the benefit of itself and the Lenders, to the extent required by Section 3.1.e.

               6.8   Loans and Advances. Make any loans or advances to any Person, except (i) trade credit extended in the ordinary course of business; (ii) advances made in the usual course of business to officers and employees for travel and other out-of-pocket expenses incurred by them on behalf of Borrower, the Company or any Subsidiaries in connection with their business; (iii) the Borrower and the Company may advance amounts from time to time to each other or to any Subsidiary, for working capital purposes in the ordinary course of business and for other purposes permitted under the other provisions of this Agreement which would not be in violation of any of the terms or provisions of this Agreement and (iv) loans and advances to Persons (including, but not limited to, officers and employees of the Company, the Borrower or Subsidiaries) not in excess of $10,000,000 in the aggregate at any one time outstanding, provided such Person is in a business of a character reasonably related to the business or operations of the Company or Borrower.

               6.9   Subsidiaries. In the case of Borrower, organize or cause to exist any Subsidiaries (other than those Subsidiaries listed on Schedule 4.11), unless, upon the request of the Lenders, such entity executes a guaranty and security agreement in the form of the Collateral Documents executed by each Guarantor Subsidiary pursuant to Section 3.1(d) and Section 3.1(e), within the later of (a) Five Business Days of the creation or acquisition of any such Subsidiary and (b) such subsidiary having assets of at least $100,000.

               6.10   Dividends. In the case of Company, upon the occurrence of and during the existence of a Default or an Event of Default, declare or pay dividends or make any capital distributions.

               6.11   Voting Stock. In the case of Company, sell, convey, transfer, assign, pledge or otherwise encumber any of the voting stock of Borrower or any other Subsidiary to any Person.

               6.12   Sale of Assets. Convey, sell, transfer, lease or sell and lease back all or a substantial portion of its property, assets, or business to any other Person, except for sales of Inventory in the ordinary course of business. For purposes of this Section 6.12, "substantial portion" shall mean any and all purchases or transfer prices in excess of fifteen percent (15%) of the Company's Total Assets on a Consolidated basis in the aggregate in any one fiscal year, and any transaction shall be permissible only if no Default shall occur as a result of the transaction.

               6.13   Lease Rentals. Pay, in the case of the Company on a Consolidated basis, rentals under any operating or true lease in excess of $20,000,000 in the aggregate during any fiscal year.

               6.14   Interest Coverage Ratio. Permit, in the case of the Company on a Consolidated basis, the ratio of EBITDA minus Capital Expenditures (excluding Capital Expenditures made in connection with permitted acquisitions) to interest payable on Total Liabilities, calculated on an annual rolling basis of four fiscal quarters to be less than: 3.00 to 1.00 as of the last day of any fiscal quarter.

               6.15   Net Worth. Permit, in the case of the Company on a Consolidated basis, the Net Worth as of the last day of any fiscal quarter to be less than $220,000,000 plus, commencing September 30, 2002 and as of the end of each fiscal quarter thereafter 50% of Cumulative Net Income (as defined below). Cumulative Net Income shall be determined as of the last day of each of the Company's fiscal quarters and shall be determined based upon the net income of the Company on a Consolidated basis from June 30, 2002 through the end of the fiscal quarter for which the calculation of Net Worth is being made. For purposes of this Section, in no event shall Cumulative Net income be less than $0.

               6.16   Senior Funded Debt/EBITDA. Permit, in the case of the Company on a Consolidated basis, the ratio of Senior Funded Debt to EBITDA as of the last day of any fiscal quarter, to be greater than 3.25 to 1.0, such calculations to be based on annual rolling basis of four fiscal quarters.

               6.17   Total Debt/EBITDA. Permit, in the case of the Company on a Consolidated basis, the ratio of total Indebtedness to EBITDA as of the last day of any fiscal quarter, to be greater than 3.75 to 1.0, such calculations to be based on an annual rolling basis of four fiscal quarters.

               6.18   Optional Payments on Subordinated Debt. Make any prepayment of principal or interest on any Subordinated Debt, provided however, regularly scheduled payments of interest may be paid on the $25,000,000 8.98% Senior Subordinated Notes of the Borrower due January 3, 2008 issued pursuant to the Subordinated Note Purchase Agreement dated as of June 28, 2002.

               6.19   Transactions With Affiliates. Sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with, any of its Affiliates, except (a) in the ordinary course of business at prices and on terms and conditions not less favorable to the Company, the Borrower or such Subsidiary than could be obtained on an arm's-length basis from unrelated third parties, and (b) transactions between or among the Company and its wholly owned Subsidiaries not involving any other Affiliate.

               6.20   Changes in Fiscal Year. Change its fiscal year

               6.21   Swap Agreements. - Enter into any Swap Agreement except (a) Swap Agreements entered into to hedge or mitigate risks to which the Company or any of its Subsidiaries has actual exposure (other than those in respect of Equity Interests of the Company or any of its Subsidiaries), and (b) Swap Agreements entered into in order to effectively cap, collar or exchange interest rates (from fixed to floating rates, from one floating rate to another floating rate or otherwise) with respect to any interest-bearing liability or investment of the Company or any of its Subsidiaries.

ARTICLE VII. Default

               7.1   Events of Default. The occurrence and during the continuance of any one or more of the following events shall constitute an event of default (individually, "Event of Default," or, collectively, "Events of Default"):

                      (a)   Nonpayment. Nonpayment within two (2) Business Days after the same becomes due, whether by acceleration or otherwise, of principal of or interest on the Notes or of any fee or premium provided for hereunder.

                      (b)   Negative Covenants. Default in the observance of any of the covenants or agreements of the Borrower or the Company contained in Article VI.

                      (c)   Other Covenants. Default in the observance of any of the covenants or agreements of the Borrower or the Company contained in this Agreement, other than those specified in Article VI or Section 5.1 hereof, which is not remedied within twenty (20) days after notice thereof by the Administrative Agent to the Borrower and the Company.

                      (d)   Voluntary Insolvency Proceedings. If the Company or any Subsidiary (i) shall file a petition or request for liquidation, reorganization, arrangement, adjudication as a bankrupt, relief as a debtor or other relief under the bankruptcy, insolvency or similar laws of the United States of America or any state or territory thereof or any foreign jurisdiction, now or hereafter in effect; (ii) shall make a general assignment for the benefit of creditors; (iii) shall consent to the appointment of a receiver or trustee for the Company or any Subsidiary or any of the Company's or any Subsidiary's assets, including, without limitation, the appointment of or taking possession by a "custodian" as defined in the federal Bankruptcy Code; (iv) shall make any, or send notice of any intended, bulk sale; or (v) shall execute a consent to any other type of insolvency proceeding (under the federal Bankruptcy Code or otherwise) or any formal or informal proceeding for the dissolution or liquidation of, or settlement of claims against or winding up of affairs of, the Company or any Subsidiary.

                      (e)   Involuntary Insolvency Proceedings. The appointment of a receiver, trustee, custodian or officer performing similar functions for the Company or any Subsidiary or any of the Company's or any Subsidiary's assets, including, without limitation, the appointment of or taking possession by a "custodian" as defined in the federal Bankruptcy Code; or the filing against the Company or any Subsidiary of a request or petition for liquidation, reorganization, arrangement, adjudication as a bankrupt or other relief under the bankruptcy, insolvency or similar laws of the United States of America or any state or territory thereof or any foreign jurisdiction, now or hereafter in effect; or the institution against the Company or any Subsidiary of any other type of insolvency proceeding (under the federal Bankruptcy Code or otherwise) or of any formal or informal proceeding for the dissolution or liquidation of, settlement of claims against or winding up of affairs of the Company or any Subsidiary, and the failure to have such appointment vacated or such filing, petition or proceeding dismissed within ninety (90) days after such appointment, filing or institution.

                      (f)   Representations. If any certificate, statement, representation, warranty or financial statement furnished by or on behalf of the Company or any Subsidiary pursuant to or in connection with this Agreement (including, without limitation, representations and warranties contained herein and in the Collateral Documents) or as an inducement to the Lenders to enter into this Agreement or any other lending agreement with the Borrower, the Company or its other Subsidiaries shall prove to have been false in any material respect at the time as of which the facts therein set forth were represented, or to have omitted any substantial contingent or unliquidated liability or claim against the Company or any Subsidiary required to be stated therein, or if on the date of the execution of this Agreement there shall have been any materially adverse change in any of the facts disclosed by any such statement or certificate, which change shall not have been disclosed by the Company or the Borrower to all of the Lenders at or prior to the time of such execution.

                      (g)   Other Indebtedness and Agreements. Nonpayment by the Borrower, the Company or any other Subsidiary of any Indebtedness (other than as evidenced by the Notes) owing by the Borrower, the Company or any other Subsidiary when due (or, if permitted by the terms of the applicable document, within any applicable grace period), whether such Indebtedness shall become due by scheduled maturity, by required prepayment, by acceleration, by demand or otherwise, or failure to perform any term, covenant or agreement on its part to be performed under any agreement or instrument (other than this Agreement and the Collateral Documents) evidencing or securing or relating to any Indebtedness owing by the Borrower, the Company or any other Subsidiary when required to be performed if the effect of such failure is to accelerate or to permit the holder to accelerate the maturity of such Indebtedness.

                      (h)   Judgments. If any judgment or judgments in excess of $5,000,000 (other than any judgment for which it is fully insured) against the Borrower, the Company or any other Subsidiary remains unpaid, unstayed on appeal, undischarged, unbonded or undismissed for a period of thirty (30) days after entry thereof.

                      Pension Default.

                             i.   The Company or any of its Subsidiaries (or any officer or director thereof) shall engage in any "prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Code) involving any Plan,

                             ii.   any "accumulated funding deficiency" (as defined in Section 302 of ERISA), shall exist with respect to any Plan,

                             iii.   with respect to any Multiemployer Plan, the Company or any Commonly Controlled Entity fails to make a contribution required to be made thereto, or withdraws therefrom, where in either event the liability of the Company or such Commonly Controlled Entity is in excess of $250,000,

                             iv.   a Reportable Event shall occur with respect to, or proceedings shall commence to have a trustee appointed, or a trustee shall be appointed, to administer or to terminate, any Plan which is not a Multiemployer Plan, which Reportable Event or institution of proceedings is, in the reasonable opinion of any Lender, likely to result in the termination of such Plan for purposes of Title IV of ERISA and, in the case of a Reportable Event, the continuance of such Reportable Event unremedied for ten (10) days after notice of such Reportable Event pursuant to Section 4043(a), (c) or (d) of ERISA is given or the continuance of such proceedings for ten (10) days after commencement thereof, as the case may be,

                             v.   any Plan shall terminate for purposes of Title IV of ERISA, or

                             vi.   any other similar event or condition shall exist which, together with all other events or conditions in clauses i. through vi. above, if any, would subject the Company or any of its Subsidiaries to any tax, penalty or other liabilities under ERISA in the aggregate material in relation to the business, operations, property or financial or other condition of the Company and its Subsidiaries taken as a whole.

                      (m)   Collateral Documents. The occurrence of an event of default or breach of any term, covenant or provision of any Collateral Documents.

                      (n)   Change of Control. Any Person or related Persons (other than members of the Kenneth Lipke family, their heirs or estates or trusts for the benefit of members of the Kenneth Lipke family, or Persons owned by any of the foregoing) shall own 50% or more of outstanding capital stock of the Company or a sufficient number of the shares of the outstanding capital stock of the Company to elect a majority of the Company's board of directors.

               7.2   Effects of an Event of Default.

                      (a)   Upon the happening of one or more Events of Default (except a default with respect to the Borrower under either Section 7.1(d) or 7.1(e) hereof), the Administrative Agent, shall upon the written direction of the Majority Lenders and by notice to the Borrower declare the principal of the Notes then outstanding to be immediately due and payable, together with all interest thereon and fees and expenses accruing under this Agreement and/or declare the Commitments of the Lenders to be canceled. Upon any acceleration of the principal of the Notes, the then outstanding balance shall become immediately due and payable without presentation, demand or further notice of any kind to the Borrower. Upon any cancellation of the Commitments set forth in this Agreement, any obligations the Lenders may have to make Advances or to issue Letters of Credit or make Swingloans shall be immediately canceled.

                      (b)   Upon the happening of one or more Events of Default under Section 7.1(d) or 7.1(e) hereof with respect to the Borrower, the Commitments shall be canceled immediately, automatically and without notice, and the Notes then outstanding shall become immediately due and payable without presentation, demand or notice of any kind to the Borrower.

                      (c)   Upon the happening of any Event of Default, the Administrative Agent shall then exercise such rights and remedies specified under this Agreement, the Notes and the Collateral Documents or under applicable law which it, but only with the written consent of the Majority Lenders, deems appropriate under the circumstances in order to enforce such documents.

                      (d)   Upon the happening of any Event of Default, the Administrative Agent may, and upon the request of the Majority Lenders shall, require the Borrower to provide to the Administrative Agent for the benefit of itself and the Lenders cash collateral in an amount equal to face amount of issued and unexpired Letters of Credit available for drawings.

                      (e)   Upon the happening of any Event of Default, the principal balances of any Swingloans shall be repaid to Administrative Agent for the account of JPMorgan by the making of an Advance by the Lenders in an amount equal to the unpaid principal balances of the Swingloans, except in the case of the occurrence of an Event of Default under subsection 7.1(d) or 7.1(e) after which each of the Lenders other than JPMorgan shall purchase a participating interest in the unpaid principal balances of the Swingloans equal to its Percentage. Administrative Agent shall notify the Lenders of the dollar amount of each Lender's Percentage interest in such Advance or participation and such Lenders hereby agree to remit the Administrative Agent such dollar amount in immediately available funds.

ARTICLE VIII. Relationship of JPMorgan and the Administrative Agent and the Lenders

               8.1   Appointment and Authorization. Each Lender hereby appoints JPMorgan Chase Bank as the Administrative Agent to act as Administrative Agent in connection with the administration of the Credit and the Collateral Documents and for such purpose, subject to specific restrictions herein including Sections 7.2 and 8.3, irrevocably authorizes the Administrative Agent to take such action and to exercise such rights, powers and discretions as are specifically delegated to the Administrative Agent in this Agreement and the Collateral Documents, together with all rights, powers and discretions as are reasonably incidental thereto, including, without limitation, the power to execute or file financing or similar statements or notices and other related documents relating to the transactions contemplated by the Collateral Documents. The Administrative Agent may perform any of its functions and duties under this Agreement or the Collateral Documents for the benefit of all the Lenders by or through any agents or any of its directors, officers or employees. In performing any of its functions and duties under this Agreement or the Collateral Documents, the Administrative Agent shall not be deemed to be acting as a trustee for, or partner of, any Lender or to have assumed any relationship of agency, trust or partnership with or for the Borrower. In administering the Letters of Credit, JPMorgan will use the same degree of care and skill as it exercises in the administration of letters of credit in which no participations are sold, but it shall not be under any liability to any Lender except for its own gross negligence or willful misconduct and except as stated in Section 2.2(d). JPMorgan agrees that it will honor each drawing under a Letter of Credit in strict compliance with the requirements of the Letter of Credit under which it is drawn.

               8.2   No Other Duties. Neither JPMorgan nor the Administrative Agent shall have any duties or obligations other than those expressly provided for in this Agreement and the Collateral Documents, and neither JPMorgan, the Administrative Agent, nor any of their directors, officers, employees or agents, shall be liable for any action taken or omitted to be taken in connection with this Agreement, the Collateral Documents, and other documents related thereto, the negotiation, preparation or execution thereof, or in connection with the syndication, implementation or administration of the Credit, the Collateral Documents, unless directly resulting from JPMorgan's, the Administrative Agent's, or such directors', officers', employees' or agents' gross negligence or willful misconduct. The duties of the Administrative Agent shall be mechanical and administrative in nature; the Administrative Agent shall be responsible to all the Lenders for the filing and refiling of financing statements to perfect and to continue the perfection of the Security Interests; the Administrative Agent shall not, by reason of this Agreement or the Collateral Documents, have a fiduciary relationship in respect of any Lender; and nothing in this Agreement or the Collateral Documents, expressed or implied, is intended or shall be construed to impose upon JPMorgan or the Administrative Agent any obligations in respect of this Agreement or any document in connection herewith or the Collateral Documents except as expressly set forth herein in such documents and this Agreement.

               8.3   Copies and Notice of Event of Default or Default. The Administrative Agent shall (i) promptly forward to each Lender a copy of any notice or document received by the Administrative Agent from the Borrower pursuant to this Agreement; (ii) promptly notify each Lender of the occurrence of any Event of Default or Default of which the Administrative Agent has actual knowledge; and (iii) consult with and secure the written consent of the Majority Lenders with respect to the enforcement of this Agreement, the Notes and the Collateral Documents.

               8.4   Certain Rights of JPMorgan and the Administrative Agent.

                      (a)   If JPMorgan or the Administrative Agent shall request instructions from the Majority Lenders with respect to any act or action (including failure to act) in connection with this Agreement, the Collateral Documents or any other document related thereto, JPMorgan and the Administrative Agent shall be entitled to take such action (unless specifically prohibited by the terms of this Agreement) without such instructions from the Majority Lenders or to refrain from such act or taking such action unless and until it shall have received instructions from the Majority Lenders; and neither JPMorgan nor the Administrative Agent shall incur liability to any Person by reason of so taking or refraining. JPMorgan and the Administrative Agent shall be fully justified in failing or refusing to take any action hereunder or under this Agreement, the Collateral Documents, or any document related thereto (i) if such action would, in its opinion, be contrary to law or the terms of this Agreement, the Collateral Documents, or any document related thereto, (ii) if it shall not receive such advice or concurrence of the Majority Lenders as it deems appropriate in accordance with the terms hereof, or (iii) if it shall not first be indemnified to its reasonable satisfaction against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. Without limiting the foregoing, no Lender shall have any right of action whatsoever against the Administrative Agent as a result of the Administrative Agent acting or refraining from acting hereunder, under the Collateral Documents, or under any document related thereto, in accordance with the instructions of the Majority Lenders.

                      (b)   JPMorgan and the Administrative Agent may, without liability to the Borrower or any Lender, (i) rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telephone notice, telex or teletype message, statement, order or other document or conversation believed by JPMorgan or the Administrative Agent to be genuine and correct and to have been signed, sent or made by the Person or Persons by whom it purports to have been communicated or signed and (ii) employ in Administrative Agent's sole discretion through its counsel or otherwise, and rely on the advice and opinions received by them from any professional adviser, including, without limitation, legal counsel, independent accountants or other experts, whether or not such professional adviser was selected by the Administrative Agent, and the Borrower and each Lender hereby waives any claim or action it may have against the Administrative Agent or JPMorgan arising out of or resulting from such employment or reliance, except in the case of JPMorgan's or the Administrative Agent's gross negligence or willful misconduct.

                      (c)   All moneys realized by the Administrative Agent from any payment or other recovery from the Borrower, the Company or any Subsidiary from any of the Collateral Documents or otherwise shall be applied by the Administrative Agent against the following in following priority: first, to costs and expenses of JPMorgan, the Administrative Agent or any Lender which are reimbursable by the Borrower or otherwise pursuant to this Agreement and the Notes second, to interest on the Notes and fees payable to the Lenders and the Administrative Agent pursuant to this Agreement; third, to the unpaid principal balances of the Notes and the outstanding unreimbursed face amounts of any Letters of Credit; and fourth, to fund any Letter of Credit cash collateral accounts, and fifth, any remaining moneys shall be paid over to such other Person as is entitled thereto.

                      (d)   If a Lender shall, at any time, fail to make any payment to Administrative Agent that is required hereunder, Administrative Agent may, but shall not be required to, retain payments that would otherwise be made to such defaulting Lender hereunder and apply such payments to such defaulting Lender's defaulted obligations hereunder, at such time, and in such order, as Administrative Agent may elect in its sole discretion. With respect to the payment of any funds from Administrative Agent to a Lender or from a Lender to Administrative Agent, the party failing to make the full payment when due pursuant to the terms hereof shall, upon demand by the other party, pay such amount together with interest on such amount at the Federal Fund Rate. The failure of any Lender to fund its portion of any Advance shall not relieve any other Lender of its obligation, if any, to fund its portion of the Advance on the date of borrowing, but no Lender shall be responsible for the failure of any other Lender to make any Advance to be made by such Lender on the date of any borrowing. Solely for purposes of voting or consenting to matters with respect to this Agreement or any of the Collateral Documents, collateral or any Indebtedness hereunder, and for determining a defaulting Lender's Percentage of payments and proceeds of collateral, a defaulting Lender shall not be deemed to be a "Lender" and such Lender's Percentage shall be deemed to be zero percent (0%) until such default has been cured.

               8.5   Waiver of Liability of Administrative Agent. The Administrative Agent shall not have any liability or, as the case may be, any duty or obligation:

                      (a)   To the Borrower or the Company on account of any failure of any Lender other than the Administrative Agent to perform, or the delay of any Lender other than the Administrative Agent in the performance of, any of its respective obligations under this Agreement, the Collateral Documents or any of the other documents in connection herewith;

                      (b)   To any Lender on account of any failure or delay in performance by either the Borrower, the Company or any Subsidiary or any other Lender of any of its obligations under this Agreement, the Collateral Documents or any of the other documents in connection herewith unless such failure or delay is a result of the Administrative Agent's gross negligence or willful misconduct;

                      (c)   To any Lender for (i) the accuracy of any written or oral statements furnished or made by the Borrower, the Company or by any Person (including the Administrative Agent) on behalf of the Borrower or the Company in connection with the Credit, (ii) the accuracy of any representation, warranty or statement made by the Borrower in or pursuant to this Agreement, the Collateral Documents or any of the other documents in connection herewith, or (iii) the legality, validity, effectiveness, enforceability or sufficiency of this Agreement, the Collateral Documents, any other document in connection herewith, or any other document referred to herein;

                      (d)   To any Lender to provide either initially or on a continuing basis (except as expressly required by Section 8.3 and 8.7 hereof) any information with respect to the Borrower or its condition, or for analyzing or assessing or omitting to analyze or assess the status, creditworthiness or prospects of the Borrower, the Company or any of its Subsidiaries;

                      (e)   To any Lender to investigate whether or not any Default or Event of Default has occurred (and the Administrative Agent may assume that, until Administrative Agent shall have actual knowledge or shall have received notice from any Lender, the Company or the Borrower to the contrary, no such Default or Event of Default has occurred);

                      (f)   To any Lender to account for any sum or profit or any property of any kind received by Administrative Agent arising out of any present or future banking or other relationship with the Borrower or with any other Person except the relationship established pursuant to this Agreement or the Guaranties;

                      (g)   To any Lender to disclose to any Person any information relating to the Borrower, the Company or any other Subsidiary received by Administrative Agent if, in Administrative Agent's determination (such determination to be conclusive), such disclosure would or might constitute a breach of any law or regulation or be otherwise actionable by suit against Administrative Agent by the Borrower or any other Person;

                      (h)   Other than as expressly required by this Agreement or as expressly agreed to by the Lenders, to take any action or refrain from taking any action; and

                      (i)   To commence any legal action or proceeding arising out of or in connection with this Agreement or the Guaranties until Administrative Agent shall have been indemnified by the Borrower or by the Lenders according to their Percentages to Administrative Agent's satisfaction against any and all costs, claims and expenses (including, but not limited to, attorneys' fees and expenses) in respect of such legal action or proceeding.

               8.6   Enforcement; Payments to Administrative Agent.

                      (a)   Administrative Agent shall have the sole right to enforce for itself and for the Lenders and JPMorgan the obligations of the Borrower to Administrative Agent and/or JPMorgan and/or the Lenders under this Agreement and the Collateral Documents.

                      (b)   Administrative Agent shall, in accordance with Section 2.13 hereof, remit to each Lender its Percentage of all amounts actually paid, collected, or otherwise realized, including, without limitation, upon realization of any collateral.

                      (c)   Prior to any remittance thereof to Lenders, any sums owed to any Lender hereunder shall be held in trust on behalf of such Lender; provided, however, no fiduciary relationship shall thereby be created between Administrative Agent and Lender, and Administrative Agent's sole duties and responsibilities to the Lenders with respect to such sums or otherwise shall be as set forth in this Agreement.

               8.7   Non-Reliance on Administrative Agent and Other Lenders. Each Lender expressly acknowledges that the Administrative Agent has not made any representations or warranties to such Lender and that no act by the Administrative Agent hereinafter taken, including any review of the affairs of the Borrower, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Lender. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the financial condition, creditworthiness, affairs, status and nature of the Borrower and the Company, and made its own decision to enter into this Agreement, and each Lender hereby releases the Administrative Agent from any and all liability to such Lender in connection with the Administrative Agent's investigation and appraisal of the Borrower's or the Company's financial affairs, financial condition, and creditworthiness. Each Lender also represents that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement or the Collateral Documents and to make such investigation as it deems necessary to inform itself as to the status and affairs, financial or otherwise, of the Borrower and the Company. The Administrative Agent shall not be required to keep itself informed as to the performance or observance by the Borrower and the Company of this Agreement, the Collateral Document or any other document referred to or provided for herein or to inspect the properties or books of the Borrower, the Company or any of its other Subsidiaries. Except for notices, reports, and other documents and information expressly required to be furnished to each of the Lenders by the Administrative Agent under this Agreement or the Collateral Documents, the Administrative Agent shall have no duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition or business of the Borrower, the Company or any of its other Subsidiaries which may come into the possession of the Administrative Agent.

               8.8   Indemnification. Each Lender agrees to indemnify JPMorgan, in its capacity as issuer of Letters of Credit as the provider of the Swingloans and as the Administrative Agent in its capacity as such (to the extent not reimbursed by the Borrower or the Company), as well as its directors, officers, employees or agents, ratably according to its respective Percentage from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever (including, without limitation, those expenses specified in Article IX hereof which may at any time (including, without limitation, at any time following the payment of the Revolving Note) be imposed on, incurred by or asserted against JPMorgan or the Administrative Agent, its directors, officers, employees or agents, in any way relating to or arising out of this Agreement or the Collateral Documents or any action taken or omitted by the Administrative Agent, its directors, officers, employees or agents, under or in connection with any of the foregoing; provided, however, that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements to the extent that they result from the Administrative Agent's or JPMorgan's gross negligence or willful misconduct. The agreements in this Section 8.8 shall survive the payment of the Notes, the expiration or other termination of the Letters of Credit and the termination of this Agreement and the Collateral Documents.

               8.9   Administrative Agent in Its Individual Capacity. The Administrative Agent in its individual capacity and its affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Borrower, the Company and any of its other Subsidiaries as though the Administrative Agent were not the Administrative Agent hereunder.

               8.10   Successor Administrative Agent. The Administrative Agent may resign at any time by giving written notice thereof to all the Lenders, the Borrower, and the Company. Upon any such resignation, Fleet National Bank shall have the right to become the successor Administrative Agent. If, however, within ten (10) days after receiving notice of the Administrative Agent's resignation, Fleet National Bank does not accept the position of successor Administrative Agent by giving written notice thereof to all of the Lenders, the Borrower and the Company, the Majority Lenders shall have the right to appoint a successor Administrative Agent. If no successor Administrative Agent shall have been so appointed by the Majority Lenders and shall have accepted such appointment within thirty (30) days after the retiring Administrative Agent's giving of notice of resignation, then the retiring Administrative Agent may, on behalf of all the Lenders, appoint a successor Administrative Agent. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges, duties and obligations of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations thereafter under this Agreement. Administrative Agent shall continue to perform its duties hereunder until a successor Administrative Agent shall have been appointed and accepts such appointment in writing. After any retiring Administrative Agent's resignation, the provisions of this Article VIII, including, without limitation, the indemnity provisions of Section 8.8 hereof, shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement.

               8.11   Reclaimed Payments; Other Actions. In the event that Administrative Agent, JPMorgan as the Letter of Credit issuer or Swingloan provider, or any Lender shall be sued or threatened by suit by the Borrower, Company, any Subsidiary Guarantor or any surety for, or pledgor of, property which secures repayment of all or any portion of the Advances, Letters of Credit or Swingloans or the performance of any of the Borrower's obligations under the Advances, or their successors or assigns (collectively, an "Obligor"), or by a receiver or trustee for any Obligor on account of any alleged preference, fraudulent transfer, or other voidable or void payment or conveyance received or alleged to have been received from any Obligor as a result of any transaction with respect to the Advances, the Letters of Credit, the Swingloans or the Collateral Documents, any monies or other properties required to be paid or transferred in connection with such suit shall be paid or transferred by Lenders in proportion to the amounts received by each with respect to such alleged preference, fraudulent conveyance, or voidable or void payment or conveyance and each shall bear any expenses, costs and attorneys' fees paid or incurred in connection therewith in the same proportion. In the event any suit, claim, action or demand of any other kind shall be asserted against Administrative Agent, JPMorgan, as the Letter of Credit issuer or Swingloan provider, or any Lender in connection with or with respect to the Advance, the Letters of Credit, Swingloans or the Collateral Documents, then, in such event, Administrative Agent, JPMorgan and the Lenders shall seek the advice of and consult with another from time to time concerning such suit, claim, action or demand, and any monies paid in satisfaction or compromise thereof, and any expenses, costs and attorneys' fees paid or incurred in connection therewith, shall be shared by the Lenders in proportion to the Lenders' Percentage. The obligations of the Lenders under this Section shall survive the termination of this Agreement, and shall continue in full force and effect whether or not there shall be any amounts remaining outstanding with respect to the Advances or the Letters of Credit or Swingloans and whether or not Lender's respective Percentage in the Advances, the Letters of Credit or Swingloan is in an amount less than the amount of any obligation arising out of the provisions of this Section.

               8.12   Benefit of Article VIII. The provisions of this Article VIII are intended solely for the benefit of JPMorgan, the Administrative Agent and all the Lenders and may be modified by mutual agreement of JPMorgan, the Administrative Agent and all of the Lenders. The Borrower, the Company and its other Subsidiaries shall not be entitled to rely on any such provisions or assert any such provisions in a claim, or as a defense, against the Administrative Agent or any Lender.

ARTICLE IX. Indemnification - Costs and Expenses

               9.1   Indemnification. The Borrower and the Company agree to indemnify, defend, and hold harmless JPMorgan, the Administrative Agent and each of the Lenders from and against any and all liabilities, claims, damages, penalties, expenditures, losses, or charges, including, but not limited to, all costs of investigation, monitoring, legal representation, remedial response, removal, restoration or permit acquisition, which may now or in the future be undertaken, suffered, paid, awarded, assessed, or otherwise incurred by JPMorgan, the Administrative Agent, any of the Lenders or any other Person as a result of the presence of, Release of or threatened Release of Hazardous Substances on, in, under or near the property owned or operated by the Company or any Subsidiary. The liability of the Borrower and the Company under the covenants of this Section and Article II are not limited by any exculpatory provisions in this Agreement or any other documents securing the Credit and shall survive repayment of the Notes, expiration or other termination of the Letters of Credit or any transfer or termination of this Agreement regardless of the means of such transfer or termination.

               9.2   Expenses. The Borrower shall reimburse the Administrative Agent and each of the Lenders promptly for all of their respective reasonable counsel fees incurred in connection with this Agreement and with any indebtedness subject hereto and for any taxes, filing fees, recording fees and appraisal fees which the Administrative Agent may be required to pay in connection with the execution and delivery of this Agreement, the Notes and the Collateral Documents. The Borrower shall further reimburse the Administrative Agent and each of the Lenders promptly for any reasonable expenses, including counsel fees and out-of-pocket expenses, incident to the monitoring, examination and administration of the collateral subject to the Security Agreements during the term of this Agreement and to the enforcement of any provision of this Agreement, the Revolving Note, the Collateral Documents or any other document executed in connection with this Agreement. Without limiting the Borrower's obligation to reimburse the Administrative Agent and each of the Lenders pursuant to this Section 9.2, the Borrower hereby irrevocably authorizes the Lenders to make Advances to the Borrower and to use the proceeds thereof to pay any amount owed by the Borrower under this Section 9.2 upon the failure of the Borrower to make such payment, and the Administrative Agent agrees to notify the Borrower of the making of such Advances. Any such Advances shall be made in the minimum amount necessary.

ARTICLE X. Miscellaneous

               10.1   Amendments and Waivers.

                      (a)   Subject to Subsections (b) and (c), below, no modification, rescission, waiver, release or amendment of any provision of this Agreement or any Collateral Documents shall be made except by a written agreement subscribed by duly authorized officers of the Borrower, the Company and the Administrative Agent with the consent of the Majority Lenders.

                      (b)   Notwithstanding Subsection (a), above, unless consented to by each Lender, no amendment, modification, release or waiver shall be made:

                            (i)   which would modify any requirement that any particular action to be taken hereunder by or on behalf of the Lenders shall be taken by all Lenders or by the Majority Lenders so as to reduce the number of Lenders required to take such action;

                            (ii)   which would amend this Section or which would increase any Lender's Commitment or Percentage, reduce the Unused Line Fee, extend the Termination Date or release any of the Guaranties;

                            (iii)   which would extend the due date for, or reduce the amount of, any payment or prepayment of principal of or interest on any Revolving Note (or reduce the principal amount of or rate of interest on any Revolving Note); or

                            (iv)   which would increase the total Commitment above the Maximum Revolving Credit Commitment; provided, however, the Company and the Borrower may, with the consent of the Administrative Agent, and without seeking the consent of the other Lenders, invite one or more Lenders to increase the amounts of their Commitments, or invite one or more financial institutions reasonably acceptable to the Administrative Agent to become Lenders and to provide Commitments hereunder so long as the Maximum Revolving Credit Commitment shall not be increased to more than Two Hundred Seventy-Five Million Dollars ($275,000,000).

                      (c)   Notwithstanding Subsection (a), above, no amendment, modification or release of any provision of this Agreement or the Collateral Documents shall be made which would release a "substantial portion" of the Collateral (as defined in Section 6.12 of this Agreement) unless consented to in writing by the Lenders representing over sixty-six and two-thirds percent (66 2/3%) of the Commitments at such time.

                      (d)   No modification, amendment, waiver or release otherwise permitted pursuant to Subsection (a), (b), or (c) shall be made which would adversely affect the interests, rights or obligations of the Administrative Agent unless consented to by the Administrative Agent.

               10.2   Delays and Omissions. No course of dealing and no delay or omission by the Administrative Agent or any of the Lenders in exercising any right or remedy hereunder or with respect to any indebtedness of the Borrower to any of the Lenders shall operate as a waiver thereof or of any other right or remedy, and no single or partial exercise thereof shall preclude any other or further exercise thereof or the exercise of any other right or remedy. All rights and remedies of the Administrative Agent and the Lenders hereunder are cumulative.

               10.3   Participations and Assignments.

                      (a)   The Borrower shall not assign or otherwise transfer any of the rights of the Borrower pursuant to this Agreement without the prior written consent of all the Lenders, and any such assignment or other transfer without such prior written consent shall be void. No consent by any Lender to any such assignment or other transfer shall release the Borrower from any indebtedness, liability or obligation of the Borrower pursuant to this Agreement. No Lender shall assign or otherwise transfer, or grant any participation in, any indebtedness, liability or obligation of the Borrower to such Lender pursuant to this Agreement or any of the rights and remedies of such Lender pursuant to this Agreement without the prior written consent of the Borrower and the Administrative Agent which consent shall not be unreasonably withheld, except (i) any Lender may, without the consent of the Borrower, assign or otherwise transfer, or grant participations in, any indebtedness, liability or obligation of the Borrower to any other Lender or to any Affiliate of such Lender or an Approved Fund, (ii) any Lender may execute an assignment in favor of a Replacement Lender as contemplated by Section 2.14 hereof, and (iii) no consent of the Borrower shall be required after the occurrence of an Event of Default under subsections 7.1(a), 7.1(d) or 7.1(e). Notwithstanding any of the foregoing, any Lender without the consent of the Borrower or Administrative Agent, (i) may grant a participation in any indebtedness, liability or obligation of the Borrower to such Lender, including without limitation, any Advances, Letters of Credit and Swingloans provided (a) such participation is in a minimum amount of $5,000,000 and (b) such Lender shall remain solely responsible for its performance under this Agreement, such Lender shall remain the holder of the Note made payable to it for all purposes under this Agreement and the Borrower and Administrative Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and the Collateral Documents; and (ii) may assign all or a portion of its rights and obligations under this Agreement, including without limitation, rights and obligations with respect to any Advances, Letters of Credit and Swingloans provided (a) an Event of Default has occurred and is continuing, (b) such assignment is in a minimum amount of $5,000,000, (c) if such Lender does not fully assign all of its rights and obligations, such Lender shall retain at least $10,000,000 of obligations under the Agreement; and (d) such Lender and the assignee executes and delivers to the Administrative Agent an assignment and assumption agreement in form satisfactory to the Administrative Agent, together with a processing Fee of $3,500. In the case of an assignment to a CLO, the assigning Lender shall retain the sole right to approve any amendment, modification or waiver of any provision of this Agreement, provided that the assignment and assumption between such assigning Lender such CLO may provide that such Lender will not, without the consent of such CLO, agree to any amendment, modification or waiver described in the subject (e) of Section 10.1 that affects such CLO.

                      (b)   Notwithstanding anything to the contrary set forth in Subsection (a), any Lender may at any time pledge or assign all or a portion of its rights under this Agreement, the Collateral Documents, the Guaranties and any other document executed and delivered in connection therewith (collectively, "Loan Documents"), including any portion of the Note payable to such Lender, to any of the twelve (12) Federal Reserve Banks organized under Section 4 of the Federal Reserve Act, 12 U.S.C. Section 341. No such pledge or assignment or enforcement thereof shall release such Lender from its obligations under any of the Loan Documents.

               10.4   Successors and Assigns. Subject to Section 10.3, above, the Borrower, Company, Subsidiary, Administrative Agent, JPMorgan and Lender as such terms are used herein shall include the legal representatives, successors and assigns of those parties.

               10.5   Notices.

                      (a)   Subject to Subsection (b) below, all notices, requests and demands to or upon the respective parties hereto to be effective shall be in writing, unless otherwise expressly provided herein, and shall be deemed to have been given or made when delivered by hand or by Facsimile (with a copy by regular mail), three (3) Business Days after being delivered to a courier for overnight delivery or five (5) Business Days after being deposited in the first class United States mail, addressed as follows, or to such other address as may be hereafter notified by the respective parties hereto:

To the Borrower:	Gibraltar Steel Corporation of New York 3556 Lakeshore Road Buffalo, New York 14219 Attn: John E. Flint Facsimile No. (716) 826-1589 Telephone No. (716) 826-6500
To the Company:	Gibraltar Steel Corporation 3556 Lakeshore Road Buffalo, New York 14219 Attn: John E. Flint Facsimile No. (716) 826-1589 Telephone No. (716) 826-6500
To JPMorgan or the Administrative Agent:	JPMorgan Chase Bank 2300 Main Place Tower Buffalo, New York 14202 Attn: Robert J. McArdle Facsimile No.(716) 843-4939 Telephone No.(716) 858-1418
To any Lender:	The address listed on Schedule 1 of this Agreement.

                      (b)   Notices and other communications to the Lenders hereunder may be delivered or furnished by electronic communications pursuant to procedures approved by the Administrative Agent; provided that the foregoing shall not apply to notices pursuant to Article II unless otherwise agreed to by the Administrative Agent and the applicable Lender. The Administrative Agent or the Borrower may, in its discretion agree to accept notices and other communications to it hereunder by electronic communications pursuant to procedures approved by it; provided that approval of such procedures may be limited to particular notices or communications.

               10.6   Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing such Lender or Affiliate to or for the credit or the account of the Company, the Borrower or any Subsidiary, against any of and all the Indebtedness or obligations of the Company or the Borrower to the Administrative Agent or the Lenders under this Agreement, the Notes, the Collateral Documents, any Swap Agreement and/or any document or agreement executed and delivered therewith, irrespective of whether or not such Lender shall have made any demand under this Agreement and although such Indebtedness or obligations may be unmatured. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

               10.7   Governing Law. This Agreement, the transactions described herein and the obligations of the parties hereto shall be construed under, and governed by, the laws of the State of New York, without regard to its conflict of laws rules which would make the laws of another jurisdiction applicable.

               10.8   Counterparts. This Agreement may be executed in any number of counterparts and by the Administrative Agent, the Lenders, the Borrower and the Company on separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same Agreement.

               10.9   Titles. Titles to the sections of this Agreement are solely for the convenience of the parties, and are not an aid in the interpretation of this Agreement or any part thereof.

               10.10   Inconsistent Provisions. The terms of this Agreement and any related agreements, instruments or other documents shall be cumulative except to the extent that they are specifically inconsistent with each other, in which case the terms of this Agreement shall prevail.

               10.11   JURY TRIAL WAIVER. EACH OF THE PARTIES HERETO WAIVES ANY RIGHT TO TRIAL BY JURY WHICH IT MAY HAVE IN ANY ACTION OR PROCEEDING, IN LAW OR EQUITY, IN CONNECTION WITH THIS AGREEMENT OR THE TRANSACTIONS RELATED HERETO.

               10.12   CONSENT TO JURISDICTION. THE BORROWER, THE COMPANY, THE ADMINISTRATIVE AGENT AND THE LENDERS AGREE THAT ANY ACTION OR PROCEEDING TO ENFORCE OR ARISING OUT OF THIS AGREEMENT MAY BE COMMENCED IN THE SUPREME COURT OF NEW YORK IN ERIE COUNTY, OR IN THE DISTRICT COURT OF THE UNITED STATES IN THE WESTERN DISTRICT OF NEW YORK, AND THE BORROWER, THE COMPANY, THE ADMINISTRATIVE AGENT AND THE LENDERS WAIVE PERSONAL SERVICE OF PROCESS AND AGREE THAT A SUMMONS AND COMPLAINT COMMENCING AN ACTION OR PROCEEDING IN ANY SUCH COURT SHALL BE PROPERLY SERVED AND SHALL CONFER PERSONAL JURISDICTION IF SERVED BY REGISTERED OR CERTIFIED MAIL TO THE BORROWER OR THE ADMINISTRATIVE AGENT, AS APPROPRIATE, OR AS OTHERWISE PROVIDED BY THE LAWS OF THE STATE OF NEW YORK OR THE UNITED STATES.

               IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be signed by their duly authorized officers, all as of the 28th day June, 2002.

BORROWER: GIBRALTAR STEEL CORPORATION OF NEW YORK By: __________________________________________ John E. Flint Vice President
COMPANY: GIBRALTAR STEEL CORPORATION By: __________________________________________ John E. Flint Vice President
ADMINISTRATIVE AGENT: JPMORGAN CHASE BANK, as Administrative Agent By: __________________________________________ Robert J. McArdle Vice President

LENDERS: JPMORGAN CHASE BANK By: __________________________________________ Robert J. McArdle Vice President
FLEET NATIONAL BANK By: __________________________________________ John C. Wright Vice President
CITIZENS BANK OF PENNSYLVANIA By: __________________________________________ Edward J. Kloecker Vice President
KEYBANK NATIONAL ASSOCIATION By: __________________________________________ Mark F. Wachowiak Vice President
MANUFACTURERS AND TRADERS TRUST COMPANY By: __________________________________________ Wayne N. Keller Vice President
NATIONAL CITY BANK OF PENNSYLVANIA By: __________________________________________ William A. Feldmann Vice President
FIFTH THIRD BANK By: __________________________________________ Raimo J. DeVries Commercial Banking Officer
FIRSTAR BANK, N.A. By: __________________________________________ David J. Dannemiller Vice President
COMERICA BANK By: __________________________________________ Joel S. Gordon Account Officer
HSBC BANK USA By: __________________________________________ William H. Graser Vice President

EXHIBIT A

COMPLIANCE CERTIFICATE - FINANCIAL COVENANTS

               GIBRALTAR STEEL CORPORATION OF NEW YORK ("Borrower") and GIBRALTAR STEEL CORPORATION ("Company") hereby certify to JPMORGAN CHASE BANK, as administrative agent ("Administrative Agent") for the Lenders (as such term is defined in the Credit Agreement among the Borrower, the Company, the Administrative Agent and the Lenders dated as of June 28, 2002 ("Agreement")) and to each of the Lenders that:

               1.   Capitalized terms not defined herein shall have the meanings set forth in the Agreement.

               2.   The applicable date for all calculations made in this Compliance Certificate is __________________. ("Measurement Date").

               3.   The computations, ratios and calculations set forth below, all of which are calculated as of the Measurement Date, are true and correct:

(a)	Quarterly Test:
	(i)	Consolidated Net Worth as of end of any fiscal quarter $
	(ii)	Cumulative Net Income (from June 30, 2002) times 50% plus $220,000,000 = $
	(iii)	(i) minus (ii) = $
(b)	(i)	Senior Funded Debt $
	(ii)	EBITDA $
	(iii)	Ratio of (i) to (ii) = to 1
(c)	(i)	Consolidated Earnings Before Taxes and Interest plus depreciation and amortization minus capital expenditures for the four fiscal quarters ended = $
	(ii)	Interest payable on Consolidated Total Liabilities for same period = $
	(iii)	Ratio of (i) to (ii) = to 1
(d)	(i)	Total Indebtedness = $
	(ii)	EBITDA = $
	(iii)	Ratio of (i) to (ii) = to 1
(e)	Leverage Test I
	(i)	Indebtedness of the Company on a Consolidated basis = $_____
	(ii)	Consolidated Earnings Before Taxes, Interest, Depreciation and Amortization = $_____
	(iii)	Capital Expenditures not funded with proceeds of the Revolving Credit as listed on a Schedule attached hereto (excluding Capital Expenditures made in connection with permitted acquisitions) = $_____
	(iv)	(ii) less (iii) = $_____
	(v)	Ratio of (i) to (iv) = to

               WITNESS the signature of a duly authorized officer of the Borrower and the Company on                                  .

Borrower: GIBRALTAR STEEL CORPORATION OF NEW YORK By: Name: Title:
Company: GIBRALTAR STEEL CORPORATION By: Name: Title:

EXHIBIT B

COMPLIANCE CERTIFICATE - GENERAL

          GIBRALTAR STEEL CORPORATION OF NEW YORK ("Borrower") and GIBRALTAR STEEL CORPORATION ("Company") hereby certify to JPMORGAN CHASE BANK as agent ("Administrative Agent") for the Lenders (as such term is defined in the Credit Agreement among the Borrower, the Company, the Administrative Agent and the Lenders dated as of June 30, 2002 ("Agreement")), and to each of the Lenders that:

          1.   Capitalized terms not defined herein shall have the meanings set forth in the Agreement.

          2.   The Borrower and the Company have complied with all the terms, covenants and conditions to be performed or observed by them contained in the Agreement and the Guaranties to which they are a party.

          3.   There exists no Default nor Event of Default on the date hereof or, if applicable, after giving effect to the Letter of Credit issued or the Advances made on the date hereof.

          4.   The representations and warranties contained in the Agreement or in any certificate, document or financial or other statement furnished at any time thereunder are true, correct and complete in all material respects with the same effect as though such representations and warranties had been made on the date hereof, except to the extent that any such representation and warranty relates solely to an earlier date (in which case such representation and warranty shall be true, correct and complete on and as of such earlier date).

          WITNESS the signature of a duly authorized officer of the Borrower and the Company on                                           .

Borrower: GIBRALTAR STEEL CORPORATION OF NEW YORK By: Name: Title:
Company: GIBRALTAR STEEL CORPORATION By: Name: Title:

EXHIBIT C

REVOLVING NOTE

$                                                                                                                          Buffalo, New York

               FOR VALUE RECEIVED, the undersigned, GIBRALTAR STEEL CORPORATION OF NEW YORK ("Borrower"), hereby unconditionally promises to pay on the Termination Date (as defined in the Credit Agreement hereinafter referred to) to the order of ("Lender"), the principal sum equal to the lesser of (a) or (b) the aggregate unpaid principal amount of all Advances and Swingloans made by JPMorgan Chase Bank made by the Lender to the Borrower pursuant to the Credit Agreement, dated as of June 30, 2002, among the Borrower, Gibraltar Steel Corporation, JPMorgan Chase Bank as Administrative Agent ("Administrative Agent") and the various financial institutions named as Lenders therein (including the Lender), as the same may from time to time be amended, supplemented or otherwise modified ("Credit Agreement"), together with interest at the rate and on the terms as specified herein. All capitalized terms used in this Revolving Note and not otherwise defined shall have the meanings set forth in the Credit Agreement.

               This Revolving Note shall bear interest at the rates and on the dates determined in accordance with Section 2.3 of the Credit Agreement.

               Payments of both principal and interest are to be made in lawful money of the United States of America in immediately available funds at Administrative Agent's Office.

               Each entry on the Schedule attached hereto (and any continuation thereof) shall be prima facie evidence of the facts so set forth. No failure by the Lender to make, and no error by the Lender in making, any inscription on the Schedule shall affect the Borrower's obligation to repay the full principal amount of the Advances and the Swingloans made by the Lender to the Borrower or the Borrower's obligation to pay interest thereon at the agreed upon rate. The Lender is authorized to inscribe the date of the making of each Advance or Swingloan or conversion of any portion of this Note to a LIBOR Loan, the date of the continuation of any Base Rate Loan, the amount of each Advance or Swingloan, its character as a Base Rate Loan or a LIBOR Loan, the dates on which each LIBOR Period shall begin and end, each payment of principal and the aggregate unpaid balance of this Note, on the schedule annexed hereto and constituting a part hereof, or on a continuation thereof which shall be attached hereto and made a part hereof.

               No failure by the Lender to exercise, and no delay in exercising, any right or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by the Administrative Agent or the Lender of any right or power hereunder preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Lender, or of the Administrative Agent for the benefit of the Lender, as herein specified are cumulative and not exclusive of any other rights or remedies, including those set forth in the Credit Agreement and the Guaranties.

               Upon the happening of one or more Events of Default as described in Section 7.1 of the Credit Agreement, this Revolving Note may be accelerated in accordance with Section 7.2 of the Credit Agreement.

               The Borrower hereby waives diligence, presentment, protest and demand, and also notice of protest, demand, dishonor and nonpayment of this Revolving Note.

               This Revolving Note is one of the Revolving Note referred to in the Credit Agreement, to which reference is hereby made with respect to prepayment and rights of acceleration of the principal hereof on the occurrence of certain events.

               This Revolving Note shall be construed under, and governed by, the laws of the State of New York, without regard to its conflict of laws rules which would make the laws of another jurisdiction applicable.

[Seal]	GIBRALTAR STEEL CORPORATION OF NEW YORK By: Name: Title:

SCHEDULE

ADVANCES
DATE ADVANCE MADE	AMOUNT OF ADVANCE	BASIS OF INTEREST RATE (BASE RATE OR LIBO RATE)	LIBOR PERIOD DATES	AMOUNT OF PRINCIPAL PAID OR PREPAID	AGGREGATE UNPAID PRINCIPAL	NOTATION MADE BY AND DATE

SWINGLOANS

DATE ADVANCE MADE	AMOUNT OF SWINGLOAN	INTEREST RATE	NOTATION MADE BY AND DATE

SCHEDULE 1

LENDERS
Percentage	Commitment	Name; Notice Address and LIBOR Lending Office
..144444444444%	$32,500,000	JPMORGAN CHASE BANK 2300 Main Place Tower Buffalo, New York 14202 Telephone No. (716) 858-1418 Facsimile No. (716) 843-4939
..122222222222%	$27,500,000	FLEET BOSTON 10 Fountain Plaza, 9th Fl. Buffalo, New York 14202 Telephone No. (716) 847-7287 Facsimile No. (716) 847-4491
..122222222222%	$27,500,000	KEYBANK NATIONAL ASSOCIATION 50 Fountain Plaza, 5th Floor Buffalo, New York 14202 Telephone No. (716) 847-2330 Facsimile No. (716) 847-7897
..122222222222%	$27,500,000	HSBC BANK USA One HSBC Center, Lobby Level Buffalo, New York 14203 Telephone No. (716) 841-2556 Facsimile No. (716) 855-0384
..100000000000%	$22,500,000	MANUFACTURERS AND TRADERS TRUST COMPANY One Fountain Plaza, 12th Floor Buffalo, New York 14202 Telephone No. (716) 848-7003 Facsimile No. (716) 848-7318
..100000000000%	$22,500,000	FIRSTAR BANK, N.A. 1350 Euclid Ave., Suite 800 Cleveland, OH 44115 Telephone: (216) 623-9233 Facsimile: (216) 623-9208
..077777777778%	$17,500,000	NATIONAL CITY BANK OF PENNSYLVANIA 801 State Street Erie, PA 16501 Telephone: (814) 871-1249 Facsimile: (814) 455-5495
..077777777778%	$17,500,000	CITIZENS BANK OF PENNSYLVANIA 1128 State Street, Room 165-0300 Telephone: 814-453-7233 Facsimile: 814-453-7275
..066666666667%	$15,000,000	FIFTH THIRD BANK 1404 East Ninth Street Cleveland, OH 44114 Telephone: (216) 274-5575 Facsimile: (216) 274-5621
..066666666667%	$15,000,000	COMERICA BANK One Detroit Center 500 Woodward Ave, MC 3289 Detroit, MI 48226 Telephone: (313) 222-3647 Facsimile: (313) 222-3330

SCHEDULE 3.1.d

Subsidiaries Required to Execute and Deliver Guaranties

Wm. R. Hubbell Steel Corporation	Illinois
Carolina Commercial Heat Treating, Inc.	Nevada
Gibraltar International, Inc.	Delaware
Gibraltar Strip Steel, Inc.	Delaware
Cleveland Pickling, Inc.	Delaware
Southeastern Metals Manufacturing Company, Inc.	Florida
Solar Group, Inc.	Delaware
Appleton Supply Company	Delaware
United Steel Products Company	Minnesota
Harbor Metal Treating Co.	Michigan
Harbor Metal Treating of Indiana, Inc.	Michigan
K&W Metal Fabricators, Inc.	Colorado
Hi-Temp Heat Treating, Inc.	Delaware
Brazing Concepts Company	Michigan
Milcor, Inc.	Delaware
Pennsylvania Industrial Heat Treaters, Inc.	Pennsylvania

SCHEDULE 4.11

Subsidiaries

Wm. R. Hubbell Steel Corporation	Illinois
Carolina Commercial Heat Treating, Inc.	Nevada
Southeastern Metals Manufacturing Company, Inc.	Florida
Gibraltar Strip Steel, Inc.	Delaware
Cleveland Pickling, Inc.	Delaware
Solar Group, Inc.	Delaware
Appleton Supply Company	Delaware
United Steel Products Company	Minnesota
Harbor Metal Treating Co.	Michigan
Harbor Metal Treating of Indiana, Inc.	Michigan
K&W Metal Fabricators, Inc.	Colorado
Hi-Temp Heat Treating Inc.	Delaware
Brazing Concepts Company	Michigan
Gibraltar Steel Corporation of Tennessee	Tennessee
GIT Limited	New York
GSC Flight Service Corp.	New York
Gibraltar Construction Products, Inc.	Delaware
Milcor, Inc.	Delaware
Pennsylvania Heat Treaters, Inc.	Pennsylvania
Gibraltar International, Inc.	Delaware
3068194 Nova Scotia Company	Nova Scotia

SCHEDULE 4.15/6.2

Permitted Indebtedness

1.	Indebtedness of the Company, the Borrower or any Subsidiary owing to third Persons from time to time in an aggregate principal amount not to exceed $50,000,000 in the aggregate at any one time.
2.	The Borrower enters into various foreign exchange contracts having a maximum daily delivery risk of $10,000,000.
3.	Indebtedness under Section 6.3 of this Agreement.
4.

Indebtedness of the Borrower pursuant to the $25,000,000 7.35 Senior Secured Notes due July 3, 2007 issued pursuant to the Note Purchase Agreement dated as of July 3, 2002 (collectively, "Noteholders").

5.	Indebtedness of the Borrower pursuant to the $25,000,000 8.98% Senior Subordinated January 3, 2008 issued pursuant to the Subordinated Note Purchase Agreement dated as of July 3, 2002.
6.	Schedule of Existing Debt described on the attached schedule to be provided by Borrower's counsel
7.	Indebtedness of Brazing Concepts Company to Bank One Michigan in an amount not exceeding $5,000,000.
8.

Indebtedness of the Solar Group, Inc. to Mississippi Business Finance Corporation in an amount not exceeding $150,000. This Indebtedness includes a Letter of Credit from Solar Group, Inc. to the Mississippi Business Finance Corporation.

9.	Indebtedness of Wm. R. Hubbell Steel Corporation to Wayne Filosa and Giusepe Marchesa in an amount not exceeding $300,000.
10.	Equipment Leases secured by the UCC Financing Statements Listed on Schedule 6.4.
11.

Indebtedness of Gibraltar Steel Corporation of New York to The Prudential Insurance Company of America in the amount of $25,000,000 pursuant to a Note Purchase Agreement and in the amount of $25,000,000 pursuant to a Subordinated Note Purchase Agreement each dated as of July 3, 2002.

SCHEDULE 4.17
INVENTORY LOCATIONS WITH INVENTORY
IN EXCESS OF $1,000,000

Gibraltar Metals Division	1050 Military Road	Kenmore, NY	14217
Gibraltar Strip Division	2545 Walden Ave.	Cheektowaga, NY	14225
Gibraltar Strapping Division	2555 Walden Ave.	Cheektowaga, NY	14225
Turnkey Warehouse	200 Texas Ave,	Brownsville, TX	78521
Ithaca Warehouse	620 s. Aurora St.	Ithaca, NY	14850
American Strapping	7633 Schaeffer Road	Dearborn, MI	48126
Gibraltar Strip Steel, Inc.	4300 East 49th St.	Cleveland, OH	44125
Samuel Steel Pickling	1400 Enterprise	Twinsburg, OH	44087
ISG	1300 East 45th St.	Cleveland, OH	44127
Wm. R. Hubbell Steel	11305 Franklin Park	Franklin Park, IL	60131
Wm. R. Hubbell Steel	7011 Valley Road	Birmingham, AL	35064
Precoat Metals	4800 S. Kilbourn	Chicago, IL	60632
Chicago Finish Metals	990 Industrial Dr.	Bridgeview, IL	60455
SEMCO	11801 Industry Dr.	Jacksonville, FL	32218
SEMCO	7265 NW74th St.	Medley, FL	33166
SEMCO	7500 NW72nd St.	Medley, FL	33166
SEMCO	6900 Adams Dr.	Tampa, FL	33619
SEMCO	3520-28 Ambrose	Nashville, TN	37207
DOT Metals	18757 Bracken Dr.	San Antonio, TX	78266
DOT Metals	3004-B Aldine	Houston, TX	77032
Solar	107 Fellowship Rd.	Taylorsville, MS	39168
Solar	203 Fellowship Rd.	Taylorsville, MS	39168
Solar	205 South St.	Enterprise, MS	39330
Appleton Supply	1905 West Haskell St.	Appleton, WI	54914
Sell-Even	927 South Grider St.	Appleton, WI	54914
United Steel Products	703 Rogers Dr.	Montgomery, MN	56069
United Steel Products	2150 Kitty Hawk Rd.	Livermore, CA	94550
United Steel Products	9030 Bridgeport Pl.	Rancho Cucamonga, CA	91730
Hughes Manufacturing	11910 62nd St.	Largo, FL	33773
K & W Metal Fabricators	4850 Moline St.	Denver, CO	80239
K & W Metal Fabricators	4800 Lima St.	Denver, CO	80239
K & W Metal Fabricators	12012 Cary Circle	Omaha, NE	68108
Milcor	1150 N. Cable Rd.	Lima, OH	45805
Milcor	411 64th Ave.	Coopersville, MI	49404

SCHEDULE 4.18

Environmental Matters

None

SCHEDULE 6.4

Liens

               (a)   Existing Liens on the attached schedule.

               (b)   liens for taxes, assessments, or other governmental charges or levies to the extent that payment thereof shall not at the time be required to be made in accordance with the provisions of Section 5.5;

               (c)   liens of carriers, warehousemen, mechanics, materialmen and landlords incurred in the ordinary course of business for sums not overdue or being contested in good faith by appropriate proceedings and for which appropriate reserves with respect thereto have been established and maintained by the Company on a consolidated basis in accordance with GAAP;

               (d)   liens incurred in the ordinary course of business in connection with workers' compensation, unemployment insurance, or other forms of governmental insurance or benefits, or to secure performance of tenders, statutory obligations, leases, and contracts (other than for borrowed money) entered into in the ordinary course of business or to secure obligations on surety or appeal bonds;

               (e)   easements, rights-of-way, zoning and similar restrictions and other similar encumbrances or title defects which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the business of the Company or its Subsidiaries; and

               (f)   judgment liens securing amounts not in excess of $5,000,000 in existence less than 30 days after the entry thereof or with respect to which execution has been stayed or with respect to which the appropriate insurance carrier has agreed in writing that there is full coverage by insurance.

               (g)   mortgages on real property owned by the Company and its Subsidiaries securing an amount not to exceed $10,000,000 in the aggregate.

               (h)   pari-passu first lien on the Collateral in favor of the holders of the $25,000,000 Senior Secured Notes due June 28, 2007 issued pursuant to the Note Purchase Agreement dated as of June 28, 2002.

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Gibraltar Steel Corporation (the "Company") on Form 10Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Brian J. Lipke, Chief Executive Officer, Walter T. Erazmus, President and John E. Flint, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Brian J. Lipke Brian J. Lipke Chief Executive Officer August 13, 2002

/s/ Walter T. Erazmus Walter T. Erazmus President August 13, 2002

/s/ John E. Flint John E. Flint Chief Financial Officer August 13, 2002