Form 10-Q
period 2002-09-30
GIBRALTAR STEEL CORP
filed 2002-11-15
CIK 912562

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark one)

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _________________

Commission file number  0-22462

Gibraltar Steel Corporation (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization	16-1445150 (I.R.S. Employer Identification No.)
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

As of September 30, 2002, the number of common shares outstanding was: 15,995,124.

GIBRALTAR STEEL CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet September 30, 2002 (unaudited) and December 31, 2001 (audited)
		3
	Condensed Consolidated Statement of Income Nine months ended September 30, 2002 and 2001 (unaudited)	4
	Condensed Consolidated Statement of Cash Flows Nine months ended September 30, 2002 and 2001 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 16
PART II.	OTHER INFORMATION	17

PART I FINANCIAL INFORMATION Item 1. Financial Statements GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (in thousands)
	September 30, 2002 (unaudited)	December 31, 2001 (audited)
Assets
Current assets:
Cash and cash equivalents	$ 5,810	$ 8,150
Accounts receivable	104,426	76,696
Inventories	95,388	75,847
Other current assets	7,380	5,922
Total current assets	213,004	166,615

Property, plant and equipment, net	233,582	228,443
Goodwill	133,452	132,717
Other assets	9,128	7,265
	$ 589,166	$ 535,040

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 53,791	$ 43,612
Accrued expenses	28,181	17,126
Current maturities of long-term debt	623	813
Total current liabilities	82,595	61,551

Long-term debt	166,570	211,462
Deferred income taxes	43,175	38,043
Other non-current liabilities	7,729	5,637
Shareholders' equity
Preferred shares	-	-
Common shares	160	126
Additional paid-in capital	123,488	69,221
Retained earnings	168,083	150,578
Accumulated comprehensive loss	(2,634)	(1,578)
Total shareholders' equity	289,097	218,347
	$ 589,166	$ 535,040

See accompanying notes to financial statements

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF INCOME (in thousands, except per share data)
	Three Months Ended September 30, 2002 2001 (unaudited)		Nine Months Ended September 30, 2002 2001 (unaudited)
Net sales	$ 173,160	$ 161,484	$ 489,393	$ 475,584

Cost of sales	138,517	131,154	392,139	384,688

Gross profit	34,643	30,330	97,254	90,896

Selling, general and administrative expense	19,885	20,479	57,359	59,249

Income from operations	14,758	9,851	39,895	31,647

Interest expense	2,806	3,811	7,708	13,163

Income before taxes	11,952	6,040	32,187	18,484

Provision for income taxes	4,841	2,446	13,036	7,486

Net income	$ 7,111	$ 3,594	$ 19,151	$ 10,998

Net income per share-Basic	$ 0.45	$ 0.29	$ 1.27	$ 0.87

Weighted average shares outstanding - Basic	15,981	12,597	15,039	12,587

Net income per share - Diluted	$ 0.44	$ 0.28	$ 1.25	$ 0.86

Weighted average share outstanding - Diluted	16,234	12,821	15,289	12,768

See accompanying notes to financial statements

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (in thousands)
	Nine Months Ended September 30,
	2002	2001
	(unaudited)
Cash flows from operating activities
Net income	$ 19,151	$ 10,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,255	17,539
Provision for deferred income taxes	3,809	3,578
Undistributed equity investment income	241	478
Other noncash adjustments	346	88
Increase (decrease) in cash resulting from changes in (net of acquisitions):
Accounts receivable	(25,806)	(17,251)
Inventories	(19,541)	17,299
Other current assets	(1,279)	(1,332)
Accounts payable and accrued expenses	21,153	23,639
Other assets	(3,260)	626
Net cash provided by operating activities	10,069	55,662

Cash flows from investing activities
Acquisitions, net of cash acquired	(8,847)	(10,832)
Purchases of property, plant and equipment	(11,699)	(11,831)
Net proceeds from sale of property and equipment	1,235	316
Net cash used in investing activities	(19,311)	(22,347)

Cash flows from financing activities
Long-term debt reduction	(116,350)	(62,822)
Proceeds from long-term debt	71,234	33,995
Payment of dividends	(1,629)	(1,197)
Net proceeds from issuance of common stock	53,647	469
Net cash provided by (used in) financing activities	6,902	(29,555)
Net (decrease) increase in cash and cash equivalents	(2,340)	3,760
Cash and cash equivalents at beginning of year	8,150	1,701
Cash and cash equivalents at end of period	$ 5,810	$ 5,461

See accompanying notes to financial statements

GIBRALTAR STEEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 have been included.

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

The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.	INVENTORIES

Inventories consist of the following:

(in thousands)
	September 30, 2002 (unaudited)	December 31, 2002 (audited)

Raw material	$ 52,477	$ 36,378
Finished goods and work-in-process	42,911	39,469

Total inventories	$ 95,388	$ 75,847

3.	GOODWILL

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except for per share data)
Net income as reported Add back: goodwill amortization after-tax Adjusted net income	$ 7,111 -	$ 3,594 624	$ 19,151 -	$ 10,998 1,855
	$ 7,111	$ 4,218	$ 19,151	$12,853

Basic earnings per share: Net income as reported Goodwill amortization after-tax Adjusted net income	$ 0.45 - $ 0.45	$ 0.29 .05 $ 0.34	$ 1.27 - $ 1.27	$ 0.87 0.15 $ 1.02

Diluted earnings per share: Net income as reported Goodwill amortization after-tax Adjusted net income	$ 0.44 - $ 0.44	$ 0.28 0.05 $ 0.33	$ 1.25 - $ 1.25	$ 0.86 0.15 $ 1.01
4.	SHAREHOLDERS' EQUITY

The changes in shareholders' equity consist of:

	(in thousands)
			Additional		Accumulated
	Common Shares		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss

December 31, 2001 Net income Issuance of common stock	12,607 - 3,183	$ 126 - 32	$ 69,221 - 51,155	$150,578 19,151 181	$(1,578) -
Stock options exercised and tax benefit	149	2	2,423	-	-
Restricted stock granted Earned portion of restricted stock	56 -	- -	521 168	-	-
Cash dividends- $.035 per share	-	-	-	(1,827)	-
Interest rate swap adjustments	-	-	-	-	(1,056)
September 30, 2002	15,995	$ 160	$123,488	$168,083	$(2,634)

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

Basic net income per share equals net income divided by the weighted average shares outstanding for the three and nine months ended September 30, 2002 and 2001. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

Options to purchase 921,771 shares of the Company's common stock are outstanding as of September 30, 2002 and are exercisable at prices ranging from $10.00 to $22.50 per share. Included in diluted shares, are common stock equivalents relating to options of 249,486 and 180,425 for the nine month periods ended September 30, 2002 and 2001, respectively.

6.	DEBT

The Company has $50 million in private placement of debt, which consists of a $25 million senior secured note due July 3, 2007 with a 7.35% interest rate and a $25 million senior subordinated note due January 3, 2008 with an 8.98% interest rate.

7.	ACQUISITIONS

On July 1, 2002, the Company purchased all the outstanding capital stock of B&W Heat Treating (1975) Limited (B&W Heat Treating) for approximately $9.2 million. The purchase price consisted of approximately $8.5 million payable in cash and 32,655 shares of the Company's common stock valued at $.7 million. B&W Heat Treating, located in Ontario, Canada, is Canada's largest independent commercial heat treater.

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

The following information presents the pro forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 2001. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2001 and are not necessarily indicative of future results of the combined companies.

(in thousands, except per share data)
Nine Months Ended
September 30,
	2002	2001
(unaudited)

Net sales	$ 494,612	$ 483,469
Income before taxes	$ 32,478	$ 18,582
Net income	$ 19,323	$ 11,057
Net income per share-Basic	$ 1.28	$ .88

8.	SEGMENT INFORMATION

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the three and nine month periods ended September 30, 2002 and 200l (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)

Net sales Processed steel products Building products Heat treating	$ 70,475 81,259 21,426 $173,160	$ 66,319 $ 78,297 16,868 $161,484	$204,109 225,565 59,719 $489,393	$ 192,656 228,333 54,595 $ 475,584
Income from operations Processed steel products Building products Heat treating Corporate	$ 8,378 7,237 2,367 (3,224) $ 14,758	$ 7,332 5,254 1,643 (4,378) $ 9,851	$ 24,658 18,046 7,694 $ (10,503) $ 39,895	$ 22,091 16,204 6,979 (13,627) $ 31,647
Depreciation and amortization Processed steel products Building products Heat treating Corporate	$ 1,474 1,897 1,567 267 $ 5,205	$ 1,457 1,765 1,461 1,274 $ 5,957	$ 4,393 5,548 4,500 814 $ 15,255	$ 4,307 5,176 4,281 3,775 $ 17,539
Total assets Processed steel products Building products Heat treating Corporate			$ 151,077 170,180 94,952 172,957 $ 589,166	$ 147,894 162,266 83,275 171,493 $ 564,928
Capital expenditures Processed steel products Building products Heat treating Corporate	$ 1,305 1,686 4,017 162 $ 7,170	$ 1,208 $ 2,008 595 105 $ 3,916	$ 2,307 4,163 4,728 501 $ 11,699	$ 3,201 6,186 1,936 508 $ 11,831

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated

Net sales of $173.2 million for the third quarter ended September 30, 2002, increased approximately 7.2% from net sales of $161.5 million for the prior year's third quarter. Net sales of $489.4 million for the nine months ended September 30, 2002 increased approximately 2.9% from sales of $475.6 million for the nine months ended September 30, 2001.

These increases were primarily due to increased sales resulting from increased production levels in the automotive industry in 2002 and the July 1, 2002 acquisition of B & W Heat Treating.

Gross profit as a percentage of net sales increased to 20.0% for the third quarter ended September  30, 2002 from 18.8% in the third quarter of 2001. Gross margin for the first nine months of 2002 was 19.9% compared to 19.1% for the same period in 2001. These increases were primarily due to lower raw material and freight costs partially offset by increased direct labor and health care costs.

Selling, general and administrative expenses decreased to 11.5% and 11.7% as a percentage of net sales respectively, for the three and nine months ended September 30, 2002 compared to 12.7% and 12.5% for the same periods in 2001. These decreases were primarily due to the elimination of goodwill amortization of $1.0 million and $3.1 million for the three and nine months ended September 30, 2002, respectively, as a result of the implementation of new accounting rules in 2002, offset by increased incentive compensation. Additionally, in the third quarter of 2001 we had a write-off of $1.0 million related to the Company's E-Commerce investment.

As a result of the above, income from operations as a percentage of net sales for the third quarter ended September 30, 2002 increased to 8.5% from 6.1% for the prior year's third quarter. Income from operations as a percentage of net sales for the nine months ended September 30, 2002 was 8.2% compared to 6.6% for the same period in 2001.

Interest expense decreased by $1.0 million and $5.5 million for the third quarter and nine months ended September 30, 2002 compared to the prior year's comparable periods, primarily due to lower interest rates, lower average borrowings during 2002 due to the use of the proceeds from the Company's stock offering in mid-March 2002 and reduced working capital requirements resulting from the Company's focus on asset management.

As a result of the above, income before taxes increased by $5.9 million and $13.7 million for the third quarter and nine months ended September 30, 2002 from the same periods in 2001.

Income taxes for the third quarter and nine months ended September 30, 2002 approximated $4.8 million and $13.0 million, respectively and were based on a 40.5% effective tax rate in both periods.

The following provides further information by segment:

Processed Steel Products

Net sales of $70.5 million for the third quarter ended September 30, 2002 increased 6.3% from $66.3 million for the third quarter of 2001. Net sales for the first nine months of 2002 increased by 5.9% to $204.1 million from $192.7 million for the comparable period in 2001. These increases were primarily due to increased sales resulting from increased production levels in the automotive industry in 2002.

Income from operations as a percentage of sales for the third quarter ended September 30, 2002 was 11.9% compared to 11.1% for the same period in 2001. For the nine months ended September 30, 2002, income from operations increased to 12.1% from 11.5% for 2001. These increases were due primarily to lower raw material and freight costs partially offset by increased direct labor costs.

Building Products

Net sales of $81.3 million for the third quarter ended September 30, 2002, increased 3.8% from $78.3 million for the third quarter of 2001. Net sales for the first nine months of 2002 decreased by 1.2% to $225.6 million from $228.3 million for the comparable period in 2001. The decrease in net sales for the nine month period ended September 30, 2002 was primarily due to weaker demand due to general economic conditions in this segment's industry, partially offset by an improvement in these economic conditions in the third quarter, especially through sales to major retail outlets.

Income from operations increased to 8.9% of net sales for the third quarter ended September 30, 2002 from 6.7% for the prior year's third quarter. Income from operations for the first nine months of 2002 increased to 8.0% of net sales from 7.1% for the comparable period in 2001. These increases were primarily due to lower raw material costs, direct labor and salary expense partially offset by increased health care costs for the third quarter and nine months ended September 30, 2002, than in comparable periods of the prior year.

Heat Treating

Net sales of $21.4 million for the third quarter ended September 30, 2002, increased 27.0% from $16.9 million for the third quarter of 2001. Net sales for the first nine months of 2002 increased by 9.4% to $59.7 million from $54.6 million for the comparable period in 2001. These increases were primarily due to increased production levels in the automotive industry in 2002 and the July 1, 2002 acquisition of B & W Heat Treating.

Income from operations increased to 11.0% of net sales for the third quarter ended September 30, 2002 compared to 9.7% for the same period in 2001. For the nine months ended September 30, 2002, income from operations was comparable to the same period for 2001. The increase for the quarter was due primarily to decreased utility and fixed costs as a percentage of higher net sales.

Liquidity and Capital Resources

The Company's shareholders' equity increased by approximately $70.8 million or 32% to $289.1 million at September 30, 2002. This increase was primarily due to the receipt of $50.7 million in net proceeds from the Company's stock offering in March of 2002. These proceeds were used to repay existing debt. During the first nine months of 2002, the Company's working capital increased $25.3 million or 24% to approximately $130.4 million.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net income of $19.2 million plus depreciation and amortization of $15.3 million, combined with an increase in accounts payable and accrued expenses of $21.2 million, to provide cash of $55.7 million. This cash was offset by $49.9 million used for working capital purposes, primarily due to an increase in accounts receivable of $25.8 million as a result of increased sales in the third quarter of 2002 compared to the fourth quarter of 2001 and a $19.5 million increase in inventory levels to support this increased sales volume and to insure continued availability of material.

The $10.1 million of net cash provided by operations and the net proceeds of $50.7 million from the Company's stock offering plus cash on hand at the beginning of the period were used to pay down $45.1 million of the Company's revolving credit facility, to fund operations, the $8.8 million acquisition of B & W Heat Treating, capital expenditures of $11.7 million and cash dividends of $1.6 million.

At September 30, 2002, the Company had in use approximately $113 million of its $225 million secured revolving credit facility resulting in $112 million of availability. Additionally, this credit facility also includes a $50 million expansion feature.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.
1.	Exhibits
	a.	Exhibit 10.1 - Senior Secured Note Purchase Agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York and The Prudential Insurance Company of America.
	b.	Exhibit 10.2 - Senior Subordinated Note Purchase Agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York and The Prudential Insurance Company of America.
	c.	Exhibit 99.1 - Certification of the Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	d.	Exhibit 99.2 - Certification of the President pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	e.	Exhibit 99.3 - Certification of the Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
2.	Reports on Form 8-K. There were no reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	GIBRALTAR STEEL CORPORATION (Registrant) /s/ Brian J. Lipke Brian J. Lipke Chief Executive Officer and Chairman of the Board
By	/s/ Walter T. Erazmus Walter T. Erazmus President
By	/s/ John E. Flint John E. Flint Vice President Chief Financial Officer (Principal Financial and Chief Accounting Officer)
Date: November 13, 2002

CERTIFICATIONS

I, Brian J. Lipke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gibraltar Steel Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

/s/ Brian J. Lipke Brian J. Lipke Chairman and Chief Executive Officer

CERTIFICATIONS

I, Walter T. Erazmus, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gibraltar Steel Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

/s/ Walter T. Erazmus Walter T. Erazmus President

CERTIFICATIONS

I, John E. Flint, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gibraltar Steel Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

/s/ John E. Flint John E. Flint Chief Financial Officer

EXHIBIT 10.1

________________________________________________________________________

GIBRALTAR STEEL CORPORATION
OF NEW YORK

$25,000,000

7.35% Senior Secured Notes due July 3, 2007

__________________________________________

NOTE PURCHASE AGREEMENT

__________________________________________

Dated as of July 3, 2002

________________________________________________________________________

TABLE OF CONTENTS

Section	Page

1.	Authorization of Notes		1
2.	Sale and Purchase of Notes		1
3.	Closing		1
4.	Conditions to Closing		2
	4.1.	Related Documents	2
	4.2.	Representations and Warranties	2
	4.3.	Performance; No Default	2
	4.4.	Certificates	2
	4.5.	Opinions of Counsel	3
	4.6.	Purchase Permitted By Applicable Law, Etc.	3
	4.7.	Credit Agreement	3
	4.8.	Payment of Special Counsel Fees	3
	4.9.	Private Placement Number	4
	4.10.	Changes in Corporate Structure	4
	4.11.	Evidence of Perfection and Priority of Security Interests	4
	4.12.	Proceedings and Documents	4
5.	Representations and Warranties		4
	5.1.	Organization; Power and Authority	4
	5.2.	Authorization, Etc.	5
	5.3.	Disclosure	5
	5.4.	Organization and Ownership of Shares of Subsidiaries; Affiliates	5
	5.5.	Financial Statements	6
	5.6.	Compliance with Laws, Other Instruments, Etc.	6
	5.7.	Governmental Authorizations, Etc.	6
	5.8.	Litigation; Observance of Agreements, Statutes and Orders	7
	5.9.	Taxes	7
	5.10.	Title to Property; Leases	7
	5.11.	Licenses, Permits, Etc.	7
	5.12.	Compliance with ERISA	8
	5.13.	Private Offering by the Company	9
	5.14.	Use of Proceeds; Margin Regulations	9
	5.15.	Existing Indebtedness; Future Liens	9
	5.16.	Foreign Assets Control Regulations, Etc.	10
	5.17.	Status under Certain Statutes	10
	5.18.	Environmental Matters	10
	5.19.	Fiscal Year	10
	5.20.	Default	10
	5.21.	Securities	11
	5.22.	Inventory Locations	11
	5.23.	USA Patriot Act	11
	5.24.	Solvency	11
	5.25.	Company and Subsidiary Guarantors	12
6.	Representations of each Purchaser		12
	6.1.	Purchase for Investment	12
	6.2.	Source of Funds	12
7.	Information as to Parent and Company		14
	7.1.	Financial and Business Information	14
	7.2.	Officer's Certificate	16
	7.3.	Inspection	16
8.	Prepayment of the Notes		17
	8.1.	Optional Prepayments with Make-Whole Amount	17
	8.2.	Allocation of Partial Prepayments	17
	8.3.	Maturity; Surrender, Etc.	17
	8.4.	Purchase of Notes	18
	8.5.	Offer to Prepay Notes in the Event of a Change in Control	18
	8.6.	Make-Whole Amount	19
9.	Affirmative Covenants		20
	9.1.	Compliance with Law	20
	9.2.	Insurance	20
	9.3.	Maintenance of Properties	21
	9.4.	Payment of Taxes and Claims	21
	9.5.	Corporate Existence, Etc.	21
	9.6.	Fair Labor Standards Act	21
	9.7.	USA Patriot Act	21
	9.8.	Covenant to Secure Note Equally	22
	9.9.	Guaranteed Obligations	22
	9.10.	No Integration	22
	9.11.	Further Assurances	22
10.	Negative Covenants		22
	10.1.	Transactions with Affiliates	23
	10.2.	Priority Debt	23
	10.3.	Guarantees	24
	10.4.	Permitted Liens Liens	24
	10.5	Liens	24
	10.6.	Accumulated Funding Deficiency	24
	10.7.	Compliance with Law	24
	10.8.	Expansions, Mergers, Acquisitions and Joint Ventures	24
	10.9.	Loans and Advances	24
	10.10	Subsidiaries	25
	10.11.	Dividends	25
	10.12.	Stock	25
	10.13.	Sale of Assets	25
	10.14.	Interest Coverage Ratio	25
	10.15.	Net Worth	25
	10.16.	Senior Funded Debt/EBITDA	26
	10.17.	Adjusted Debt/EBITDA	26
	10.18.	Optional Payments of Subordinated Debt	26
	10.19.	Environmental Compliance	26
11.	Events of Default		26
12.	Remedies on Default, Etc.		29
	12.1.	Acceleration	29
	12.2.	Other Remedies	29
	12.3.	Rescission	29
	12.4.	No Waivers or Election of Remedies, Expenses, Etc.	30
13.	Registration; Exchange; Substitution of Notes		30
	13.1.	Registration of Notes	30
	13.2.	Transfer and Exchange of Notes	30
	13.3.	Replacement of Notes	31
14.	Payments on Notes		31
	14.1.	Place of Payment	31
	14.2.	Home Office Payment	31
15.	Expenses, Etc.		32
	15.1.	Transaction Expenses	32
	15.2.	Survival.	32
16.	Survival of Representations and Warranties; Entire Agreement		32
17.	Amendment and Waiver		33
	17.1.	Requirements	33
	17.2.	Solicitation of Holders	33
	17.3.	Binding Effect, Etc.	33
	17.4.	Notes held by Company, Etc.	34
18.	Notices		34
19.	Reproduction of Documents		34
20.	Confidential Information		35
21.	Substitution of Purchaser		36
22.	Miscellaneous		36
	22.1.	Successors and Assigns	36
	22.2.	Payments Due on Non-Business Days	36
	22.3.	Severability	37
	22.4.	Construction	37
	22.5.	Counterparts	37
	22.6.	Governing Law/Submission to Jurisdiction/Waiver of Jury	37
	22.7.	Capitalized Terms/Interpretation.	38

SCHEDULE A	--	INFORMATION RELATING TO PURCHASERS
SCHEDULE B	--	DEFINED TERMS
SCHEDULE 4.10	--	Changes in Corporate Structure
SCHEDULE 5.3	--	Disclosure Materials
SCHEDULE 5.4	--	Subsidiaries of the Company and Ownership of Subsidiary Stock
SCHEDULE 5.5	--	Financial Statements
SCHEDULE 5.8	--	Certain Litigation
SCHEDULE 5.11	--	Patents, etc.
SCHEDULE 5.14	--	Use of Proceeds
SCHEDULE 5.15	--	Existing Indebtedness
SCHEDULE 5.22	--	Inventory
SCHEDULE 10.2	--	Permitted Indebtedness
SCHEDULE 10.4	--	Permitted Liens

EXHIBIT 1	--	Form of 7.35% Senior Note due July 3, 2007
EXHIBIT 4.5(a)	--	Form of Opinion of Special Counsel for the Company
EXHIBIT 4.5(b)	--	Form of Opinion of Special Counsel for the Purchasers
EXHIBIT B-1	--	Form of Guaranty Agreement
EXHIBIT B-2	--	Form of Security Agreement

GIBRALTAR STEEL CORPORATION
OF NEW YORK
3556 Lakeshore Road
Buffalo, New York 14219

7.35% Senior Secured Notes due July 3, 2007

as of July 3, 2002

TO EACH OF THE PURCHASERS LISTED IN

THE ATTACHED SCHEDULE A:

Ladies and Gentlemen:

Gibraltar Steel Corporation of New York, a New York corporation (the "Company") and Gibraltar Steel Corporation, a Delaware corporation ("Parent"), agrees with you as follows:

1.     Authorization of Notes.

The Company will authorize the issue and sale of $25,000,000 aggregate principal amount of its 7.35% Senior Secured Notes due July 3, 2007 (the "Notes", such term to include any such notes issued in substitution therefor pursuant to Section 13 of this Agreement). The Notes shall be substantially in the form set out in Exhibit 1, with such changes therefrom, if any, as may be approved by you and the Company.

2.     Sale and Purchase of Notes.

Subject to the terms and conditions of this Agreement, the Company will issue and sell to you and you will purchase from the Company, at the Closing provided for in Section 3, Notes in the principal amount specified opposite your name in Schedule A at the purchase price of 100% of the principal amount thereof.

3.     Closing.

The sale and purchase of the Notes to be purchased by you shall occur at the offices of King & Spalding, 1185 Avenue of the Americas, New York, NY 10036, at 10:00 a.m., Eastern time, at a closing (the "Closing") on July 3, 2002. At the Closing the Company will deliver to you the Notes to be purchased by you in the form of a single Note (or such greater number of Notes in denominations of at least $100,000 as you may request) dated the date of the Closing and registered in your name (or in the name of your nominee), against delivery by you to the Company or its order of immediately available funds in the amount of the purchase price therefor by wire transfer of immediately available funds for the account of the Company to account number 000-073-2891 at Chase Manhattan Bank, N.A., ABA number 02100021. If at the Closing the Company shall fail to tender such Notes to you as provided above in this Section 3, or any of the conditions specified in Section 4 shall not have been fulfilled to your satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby waiving any rights you may have by reason of such failure or such nonfulfillment.

4.     Conditions to Closing.

Your obligation to purchase and pay for the Notes to be sold to you at the Closing is subject to the fulfillment to your satisfaction, prior to or at the Closing, of the following conditions:

4.1.     Related Documents.

Each of the following Related Documents shall have been duly executed and delivered by the parties thereto:

         (a)     this Agreement;

         (b)     each of the Notes;

         (c)     each of the Guaranty Agreements;

         (d)     each of the Security Agreements; and

         (e)     the Intercreditor Agreement.

4.2.     Representations and Warranties.

The representations and warranties of Parent, the Company and Subsidiaries in this Agreement or any other Related Document to which it is a party shall be correct when made and at the time of the Closing.

4.3.     Performance; No Default.

Each of Parent, the Company and each Subsidiary Guarantor shall have performed and complied with all agreements and conditions contained in this Agreement or any other Related Document to which it is a party required to be performed or complied with by it prior to or at the Closing and after giving effect to the issue and sale of the Notes (and the application of the proceeds thereof as contemplated by Schedule 5.14) no Default or Event of Default shall have occurred and be continuing. Neither Parent nor the Company nor any Subsidiary shall have entered into any transaction since the date of the Memorandum that would have been prohibited by Sections 10.1, 10.7, 10.8 or 10.12 hereof had such Sections applied since such date.

4.4.     Certificates.

         (a)     Officer's Certificate. Parent and the Company shall have delivered to you an Officer's Certificate, dated the date of the Closing, certifying that the conditions specified in Sections 4.2, 4.3 and 4.10 have been fulfilled.

         (b)     Secretary's Certificate. Each of Parent, the Company and each Subsidiary Guarantor shall have delivered to you a certificate certifying as to the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of each Related Document to which it is a party including without limitation its constituent documents.

         (c)     Good Standing Certificates. Each of Parent, the Company and each Subsidiary Guarantor shall have delivered good standing certificates for it, issued by the Secretary of State or other appropriate official of its jurisdiction of incorporation and each jurisdiction where the conduct of its business activities or ownership of its property necessitates qualification.

4.5.     Opinions of Counsel.

You shall have received opinions in form and substance satisfactory to you, dated the date of the Closing (a) from Lippes, Silverstein, Mathias & Wexler LLP, counsel for the Company, covering the matters set forth in Exhibit 4.5(a) and covering such other matters incident to the transactions contemplated hereby as you or your counsel may reasonably request (and the Company hereby instructs its counsel to deliver such opinion to you) and (b) from King & Spalding, your special counsel in connection with such transactions, substantially in the form set forth in Exhibit 4.5(b) and covering such other matters incident to such transactions as you may reasonably request.

4.6.     Purchase Permitted By Applicable Law, Etc.

On the date of the Closing your purchase of Notes shall (i) be permitted by the laws and regulations of each jurisdiction to which you are subject, without recourse to provisions (such as Section 1405(a)(8) of the New York Insurance Law) permitting limited investments by insurance companies without restriction as to the character of the particular investment, (ii) not violate any applicable law or regulation (including, without limitation, Regulation T or X of the Board of Governors of the Federal Reserve System) and (iii) not subject you to any tax, penalty or liability under or pursuant to any applicable law or regulation, which law or regulation was not in effect on the date hereof. If requested by you, you shall have received an Officer's Certificate certifying as to such matters of fact as you may reasonably specify to enable you to determine whether such purchase is so permitted.

4.7.     Credit Agreement.

Each Holder has received a true, correct and complete copy of the Credit Agreement (including all Exhibits and Schedules thereto) and any other document executed in connection therewith and all amendments and waivers relating thereto. As of the Closing, none of such documents and agreements has been amended or supplemented, nor have any of the provisions thereof been waived except pursuant to a written agreement or instrument which has been consented to by each of the Holders in writing. Each of the Credit Agreement and each such other document has been duly executed and delivered by the parties thereto and is in full force and effect.

4.8.     Payment of Special Counsel Fees.

Without limiting the provisions of Section 15.1, the Company shall have paid on or before the Closing the reasonable fees, charges and disbursements of your special counsel referred to in Section 4.5 to the extent reflected in a statement of such counsel rendered to the Company at least one Business Day prior to the Closing.

4.9.     Private Placement Number.

A Private Placement number issued by Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of Insurance Commissioners) shall have been obtained for the Notes.

4.10.    Changes in Corporate Structure.

Each of Parent and the Company shall not have changed its jurisdiction of incorporation or been a party to any merger or consolidation and shall not have succeeded to all or any substantial part of the liabilities of any other entity, at any time following the date of the most recent financial statements referred to in Schedule 5.5.

4.11.    Evidence of Perfection and Priority of Security Interests.

You shall have received copies of all filing receipts or acknowledgments issued by any governmental authority to evidence any filing or recordation necessary to perfect the Security Interests of Collateral Agent on behalf of the Secured Lender Group in the Collateral and evidence in form satisfactory to you that such Liens constitute valid and perfected Security Interests, and that there are no other Liens upon any Collateral except for Permitted Encumbrances.

4.12.    Proceedings and Documents.

All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.

5.     Representations and Warranties.

Each of Parent and the Company represents and warrants to you that:

5.1.     Organization; Power and Authority.

Each of Parent and the Company is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each of Parent and the Company has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts, to execute and deliver each Related Document to which it is a party and to perform the provisions thereof.

5.2.     Authorization, Etc.

Each Related Document has been duly authorized by all necessary corporate action on the part of Parent, the Company and each Subsidiary Guarantor, and each Related Document constitutes a legal, valid and binding obligation of Parent, the Company and each Subsidiary Guarantor, as the case may be, enforceable against it in accordance with its terms.

5.3.     Disclosure.

The Company, through its agent, McDonald Investments Inc. has delivered to you a copy of a Private Placement Memorandum, dated May, 2002 (the "Memorandum"), relating to the transactions contemplated hereby. The Memorandum fairly describes, in all material respects, the general nature of the business and principal properties of the Company and its Subsidiaries. Except as disclosed in Schedule 5.3, this Agreement, the Memorandum, the documents, certificates or other writings delivered to you by or on behalf of the Company in connection with the transactions contemplated hereby and the financial statements listed in Schedule 5.5, taken as a whole, do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which they were made. Except as disclosed in the Memorandum or as expressly described in Schedule 5.3, or in one of the documents, certificates or other writings identified therein, or in the financial statements listed in Schedule 5.5, since December 31, 2001, there has been no change in the financial condition, operations, business, properties or prospects of Parent, the Company or any Subsidiary except changes that individually or in the aggregate could not reasonably be expected to have a Material Adverse Effect. There is no fact known to Parent or the Company that could reasonably be expected to have a Material Adverse Effect that has not been set forth herein or in the Memorandum or in the other documents, certificates and other writings delivered to you by or on behalf of Parent or the Company specifically for use in connection with the transactions contemplated hereby.

5.4.     Organization and Ownership of Shares of Subsidiaries; Affiliates.

         (a)     Schedule 5.4 contains (except as noted therein) complete and correct lists (i) of Parent's Subsidiaries, showing, as to each Subsidiary, the correct name thereof, the jurisdiction of its organization, and the percentage of shares of each class of its capital stock or similar equity interests outstanding owned by Parent and each other Subsidiary, (ii) of Parent's Affiliates, other than Subsidiaries, and (iii) of Parent's directors and senior officers of Parent and the Company.

         (b)     All of the outstanding shares of capital stock or similar equity interests of each Subsidiary shown in Schedule 5.4 as being owned by Parent and its Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by Parent or another Subsidiary free and clear of any Lien.

         (c)     Each Subsidiary identified in Schedule 5.4 is a corporation or other legal entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such Subsidiary has the corporate or other power and authority to own or hold under lease the properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact, to execute and deliver each Related Document to which it is a party and to perform the provisions thereof.

         (d)     No Subsidiary is a party to, or otherwise subject to any legal restriction or any agreement (other than this Agreement, the agreements listed on Schedule 5.4 and customary limitations imposed by corporate law statutes) restricting the ability of such Subsidiary to pay dividends out of profits or make any other similar distributions of profits to Parent or any of its Subsidiaries that owns outstanding shares of capital stock or similar equity interests of such Subsidiary.

5.5.     Financial Statements.

Parent has delivered to each Purchaser copies of the Consolidated financial statements of Parent and its Subsidiaries listed on Schedule 5.5. All of said financial statements (including in each case the related schedules and notes) fairly present in all material respects the consolidated financial position of Parent and its Subsidiaries as of the respective dates specified in such Schedule and the consolidated results of their operations and cash flows for the respective periods so specified and have been prepared in accordance with GAAP consistently applied throughout the periods involved except as set forth in the notes thereto (subject, in the case of any interim financial statements, to normal year-end adjustments).

5.6.     Compliance with Laws, Other Instruments, Etc.

The execution, delivery and performance by Parent, the Company or any Subsidiary Guarantor of any Related Document to which it is a party will not (i) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of Parent, the Company or any Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other agreement or instrument to which Parent, the Company or any Subsidiary is bound or by which Parent, the Company or any Subsidiary or any of their respective properties may be bound or affected, (ii) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to Parent, the Company or any Subsidiary or (iii) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to Parent, the Company or any Subsidiary.

5.7.     Governmental Authorizations, Etc.

No consent, approval or authorization of, or registration, filing or declaration with, any Governmental Authority is required in connection with the execution, delivery or performance by Parent, the Company or any Subsidiary Guarantor of any Related Document to which it is a party.

5.8.     Litigation; Observance of Agreements, Statutes and Orders.

         (a)     There are no actions, suits or proceedings pending or, to the knowledge of Parent or the Company, threatened against Parent, the Company or any Subsidiary or any property of Parent, the Company or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

         (b)     Neither Parent nor the Company nor any Subsidiary is in default under any term of any agreement or instrument to which it is a party or by which it is bound, or any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

5.9.     Taxes.

Parent and its Subsidiaries have filed all tax returns that are required to have been filed in any jurisdiction, and have paid all taxes shown to be due and payable on such returns and all other taxes and assessments levied upon them or their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any taxes and assessments (i) the amount of which is not individually or in the aggregate Material or (ii) the amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which Parent or a Subsidiary, as the case may be, has established adequate reserves in accordance with GAAP. Neither Parent nor the Company knows of any basis for any tax or assessment that could reasonably be expected to have a Material Adverse Effect. The charges, accruals and reserves on the books of Parent and its Subsidiaries in respect of Federal, state or other taxes for all fiscal periods are adequate. The Federal income tax liabilities of Parent and its Subsidiaries have been determined by the Internal Revenue Service and paid for all fiscal years up to and including the fiscal year ended 1993.

5.10.    Title to Property; Leases.

Parent, the Company and its Subsidiaries have good and sufficient title to their respective properties that individually or in the aggregate are Material, including all such properties reflected in the most recent audited balance sheet referred to in Section 5.5 or purported to have been acquired by Parent or any Subsidiary after said date (except as sold or otherwise disposed of in the ordinary course of business), in each case free and clear of Liens prohibited by this Agreement. All leases that individually or in the aggregate are Material are valid and subsisting and are in full force and effect in all material respects.

5.11.    Licenses, Permits, Etc.

         (a)     Parent and its Subsidiaries own or possess all licenses, permits, franchises, authorizations, patents, copyrights, service marks, trademarks and trade names, or rights thereto, that individually or in the aggregate are Material, without known conflict with the rights of others;

         (b)     to the knowledge of Parent and the Company, no product of Parent or any of its Subsidiaries infringes in any material respect any license, permit, franchise, authorization, patent, copyright, service mark, trademark, trade name or other right owned by any other Person; and

         (c)     to the knowledge of Parent, the Company, there is no Material violation by any Person of any right of the Company or any of its Subsidiaries with respect to any patent, copyright, service mark, trademark, trade name or other right owned or used by the Company or any of its Subsidiaries.

5.12.    Compliance with ERISA.

         (a)     Parent, the Company and each ERISA Affiliate have operated and administered each Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. Neither Parent, the Company nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in section 3 of ERISA), and no event, transaction or condition has occurred or exists that could reasonably be expected to result in the incurrence of any such liability by Parent, the Company or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, properties or assets of Parent, the Company or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not be individually or in the aggregate Material.

         (b)     The present value of the aggregate benefit liabilities under each of the Plans (other than Multiemployer Plans), determined as of the end of such Plan's most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan's most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities . The term "benefit liabilities" has the meaning specified in section 4001 of ERISA and the terms "current value" and "present value" have the meaning specified in section 3 of ERISA.

         (c)     Parent, the Company and their ERISA Affiliates have not incurred withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans that individually or in the aggregate are Material.

         (d)     The expected postretirement benefit obligation (determined as of the last day of Parent's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of Parent and its Subsidiaries is not Material.

         (e)     The execution and delivery of any Related Document will not involve any transaction that is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A)-(D) of the Code. The representation by Parent and the Company in the first sentence of this Section 5.12(e) is made in reliance upon and subject to (i) the accuracy of your representation in Section 6.2 as to the sources of the funds used to pay the purchase price of the Notes to be purchased by you and (ii) the assumption, made solely for the purpose of making such representation, that Department of Labor Interpretive Bulletin 75-2 with respect to prohibited transactions remains valid in the circumstances of the transactions contemplated herein.

5.13.    Private Offering by the Company.

Neither Parent, the Company nor anyone acting on its behalf has offered the Notes or any similar securities for sale to, or solicited any offer to buy any of the same from, or otherwise approached or negotiated in respect thereof with, any person other than you and not more than 12 other Institutional Investors, each of which has been offered the Notes at a private sale for investment. Neither Parent nor the Company nor anyone acting on its behalf has taken, or will take, any action that would subject the issuance or sale of the Notes to the registration requirements of Section 5 of the Securities Act.

5.14.    Use of Proceeds; Margin Regulations.

The Company will apply the proceeds of the sale of the Notes for the repayment of Indebtedness. No part of the proceeds from the sale of the Notes hereunder will be used, directly or indirectly or for the purpose of buying or carrying or trading in any securities under such circumstances as to involve the Company in a violation of Regulation X of said Board (12 CFR 224) or to involve any broker or dealer in a violation of Regulation T of said Board (12 CFR 220). Margin stock does not constitute any of the value of the consolidated assets of the Company and its Subsidiaries and the Company does not have any present intention that margin stock will constitute any portion of the value of such assets. As used in this Section, the terms "margin stock" and "purpose of buying or carrying" shall have the meanings assigned to them in said Regulation X.

5.15.    Existing Indebtedness; Future Liens.

         (a)     Except as described therein, Schedule 5.15 sets forth a complete and correct list of all outstanding Indebtedness of Parent and its Subsidiaries as of [____________________], since which date there has been no Material change in the amounts, interest rates, sinking funds, installment payments or maturities of the Indebtedness of Parent or its Subsidiaries. Neither Parent nor any Subsidiary is in default and no waiver of default is currently in effect, in the payment of any principal or interest on any Indebtedness of Parent or such Subsidiary and no event or condition exists with respect to any Indebtedness of Parent or any Subsidiary that would permit (or that with notice or the lapse of time, or both, would permit) one or more Persons to cause such Indebtedness to become due and payable before its stated maturity or before its regularly scheduled dates of payment.

         (b)     Except as disclosed in Schedule 5.15, neither Parent nor any Subsidiary has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by Section 10.4.

5.16.    Foreign Assets Control Regulations, Etc.

Neither the sale of the Notes by the Company hereunder nor its use of the proceeds thereof will violate the Trading with the Enemy Act, as amended, or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) or any enabling legislation or executive order relating thereto.

5.17.    Status under Certain Statutes.

Neither Parent nor the Company nor any Subsidiary is subject to regulation under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the Interstate Commerce Act, as amended, or the Federal Power Act, as amended.

5.18.    Environmental Matters.

         (a)     Neither Parent nor the Company nor any Subsidiary has knowledge of any claim or has received any notice of any claim, and no proceeding has been instituted raising any claim against Parent or the Company or any of its Subsidiaries or any of their respective real properties now or formerly owned, leased or operated by any of them or other assets, alleging any damage to the environment or violation of any Environmental Laws, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect.

         (b)     Neither Parent nor the Company nor any Subsidiary has knowledge of any facts which would give rise to any claim, public or private, of violation of Environmental Laws or damage to the environment emanating from, occurring on or in any way related to real properties now or formerly owned, leased or operated by any of them or to other assets or their use, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect.

         (c)     Neither Parent nor the Company nor any of its Subsidiaries has (i) stored any Hazardous Materials on real properties now or formerly owned, leased or operated by any of them and (ii) disposed of any Hazardous Materials in a manner contrary to any Environmental Laws in the case of clause (i) and (ii) in any manner that could reasonably be expected to result in a Material Adverse Effect.

         (d)     All buildings on all real properties now owned, leased or operated by Parent or any of its Subsidiaries are in compliance with applicable Environmental Laws, except where failure to comply could not reasonably be expected to result in a Material Adverse Effect.

5.19.    Fiscal Year.

The fiscal year of Parent and the Company is the calendar year ending, December 31.

5.20.    Default.

There does not exist any Default or Event of Default.

5.21.    Securities.

Each outstanding share of stock, debenture, bond, note and other security of Parent, the Company and each Subsidiary has been validly issued in full compliance with each statute, regulation and other law, and, if a share of stock, is fully paid and nonassessable.

5.22.    Inventory Locations.

Neither Parent, the Company nor any Subsidiaries has Inventory at any location in an aggregate in excess of $1,000,000 value at cost, other than the locations set forth in Schedule 5.22 attached hereto and made a part hereof.

5.23.    USA Patriot Act.

Neither Parent nor the Company nor any Subsidiary (i) is listed on the Specially Designated Nationals and Blocked Persons List (the "SDN List") maintained by the Office of Foreign Assets Control, Department of the Treasury ("OFAC"), or on any other list of terrorists or terrorist organizations maintained pursuant to any of the rules and regulations of OFAC or pursuant to any other applicable Executive Order (such other lists are referred to herein, collectively, as the "Other Lists"; the SDN List and the Other Lists are referred to herein, collectively, as the "Lists"), (ii) nor is it a person who has been determined by competent authority to be subject to the prohibitions contained in Executive Order No. 13224 (Sept. 23, 2001) or any other similar prohibitions contained in the rules and regulations of OFAC or in any enabling legislation or other Executive Orders in respect thereof, (iii) as of the date hereof, it is not controlled by, nor does it act for or on behalf of, any person on the Lists or any other person who has been determined by competent authority to be subject to the prohibitions contained in Executive Order No. 13224 (Sept. 23, 2001) or similar prohibitions contained in the rules and regulations of OFAC or any enabling legislation or other Executive Orders in respect thereof, and (v) it is in material compliance with the requirements of Executive Order No. 13224 (Sept. 23, 2001) and other similar requirements contained in the rules and regulations of OFAC and in any enabling legislation or other Executive Orders in respect thereof.

5.24.    Solvency.

As of the Closing and after giving the effect to the transactions contemplated hereunder and under the Credit Agreement and the Subordinated Note Agreement on such date, and to all other Indebtedness being incurred on such date in connection therewith (a) the amount of the "present fair salable value" of the assets of the Parent and the Company will, as of such date, exceed the amount of all "liabilities of the Parent and the Company , contingent or otherwise," as of such date, as such quoted terms are determined in accordance with applicable federal and state laws governing determinations of the solvency of debtors, (b) the present fair salable value of the assets of the Parent and the Company will, as of the Closing, be greater than the amount that will be required to pay the liability of the Parent and the Company on its debts as such debts become absolute and matured, (c) the Parent and the Company will not have, as of the Closing, an unreasonably small amount of capital with which to conduct its business, and (d) the Parent and the Company will be able to pay its debts as they mature. For purposes of this Section 5.24, "debt" means "liability or a claim", and "claim" means any (x) right to payment, whether or not such a right is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured or unsecured; or (y) right to an equitable remedy for breach of performance if such breach gives rise to a right to payment, whether or not such right to an equitable remedy is reduced to judgment, fixed, contingent, matured or unmatured, disputed, undisputed, secured or unsecured.

5.25.    Company and Subsidiary Guarantors.

The Company and the Subsidiary Guarantors are operated as part of one consolidated business entity and are directly dependent upon each other for and in connection with their respective business activities and their respective financial resources. Parent and the Subsidiary Guarantors will receive a direct economic and financial benefit from the Indebtedness incurred under this Agreement by the Company, and the incurrence of such Indebtedness is in the best interests of Parent and each of the Subsidiary Guarantors.

6.     Representations of each Purchaser.

6.1.    Purchase for Investment.

You represent that you are purchasing the Notes for your own account or for one or more separate accounts maintained by you or for the account of one or more pension or trust funds and not with a view to the distribution thereof, provided that the disposition of your or their property shall at all times be within your or their control. You understand that the Notes have not been registered under the Securities Act and may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and that the Company is not required to register the Notes.

6.2.    Source of Funds.

You represent that at least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by you to pay the purchase price of the Notes to be purchased by you hereunder:

         (a)     the Source is an "insurance company general account" (as the term is defined in the United States Department of Labor's Prohibited Transaction Exemption ("PTE") 95-60) in respect of which the reserves and liabilities (as defined by the annual statement for life insurance companies approved by the National Association of Insurance Commissioners (the "NAIC Annual Statement")) for the general account contract(s) held by or on behalf of any employee benefit plan together with the amount of the reserves and liabilities for the general account contract(s) held by or on behalf of any other employee benefit plans maintained by the same employer (or affiliate thereof as defined in PTE 95-60) or by the same employee organization in the general account do not exceed 10% of the total reserves and liabilities of the general account (exclusive of separate account liabilities) plus surplus as set forth in the NAIC Annual Statement filed with such Purchaser's state of domicile; or

         (b)     the Source is a separate account that is maintained solely in connection with such Purchaser's fixed contractual obligations under which the amounts payable, or credited, to any employee benefit plan (or its related trust) that has any interest in such separate account (or to any participant or beneficiary of such plan (including any annuitant)) are not affected in any manner by the investment performance of the separate account; or

         (c)     the Source is either (i) an insurance company pooled separate account, within the meaning of PTE 90-1 or (ii) a bank collective investment fund, within the meaning of the PTE 91-38 and, except as disclosed by such Purchaser to the Company in writing pursuant to this clause (c), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

         (d)     the Source constitutes assets of an "investment fund" (within the meaning of Part V of PTE 84-14 (the "QPAM Exemption")) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (i) the identity of such QPAM and (ii) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this clause (d); or

         (e)     the Source constitutes assets of a "plan(s)" (within the meaning of Section IV of PTE 96-23 (the "INHAM Exemption")) managed by an "in-house asset manager" or "INHAM" (within the meaning of Part IV of the INHAM exemption), the conditions of Part I(a), (g) and (h) of the INHAM Exemption are satisfied, neither the INHAM nor a person controlling or controlled by the INHAM (applying the definition of "control" in Section IV(h) of the INHAM Exemption) owns a 5% or more interest in the Company and (i) the identity of such INHAM and (ii) the name(s) of the employee benefit plan(s) whose assets constitute the Source have been disclosed to the Company in writing pursuant to this clause (e); or

         (f)     the Source is a governmental plan; or

         (g)     the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this clause (g); or

         (h)     the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA.

As used in this Section 6.2, the terms "employee benefit plan," "governmental plan," and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

7.     Information as to Parent and Company.

7.1.     Financial and Business Information.

Parent shall deliver to each Holder that is an Institutional Investor:

         (a)     Quarterly Statements -- within 45 days after the end of each quarterly fiscal period in each fiscal year of Parent (other than the last quarterly fiscal period of each such fiscal year), duplicate copies of,

                  (i)     a consolidated balance sheet of Parent and its Subsidiaries as at the end of such quarter, and

                  (ii)     consolidated statement of income and cash flows of Parent and its Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, and certified by a Senior Financial Officer as fairly presenting, in all material respects, the financial position of the companies being reported on and their results of operations and cash flows, subject to changes resulting from year-end adjustments, provided that delivery within the time period specified above of copies of the Company's Quarterly Report on Form 10-Q prepared in compliance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(a);

         (b)     Annual Statements -- within 90 days after the end of each fiscal year of Parent, duplicate copies of,

                  (i)     a consolidated balance sheet of Parent and its Subsidiaries, as at the end of such year, and

                  (ii)     consolidated statements of income and cash flows of the Company and its Subsidiaries, for such year,

setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances, and provided that the delivery within the time period specified above of Parent's Annual Report on Form 10-K for such fiscal year (together with Parent's annual report to shareholders, if any, prepared pursuant to Rule 14a-3 under the Exchange Act) prepared in accordance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(b);

         (c)     SEC and Other Reports -- promptly upon their becoming available, one copy of (i) each financial statement, report, notice or proxy statement sent by Parent, the Company or any Subsidiary to public securities holders generally, and (ii) each regular or periodic report, each registration statement (without exhibits except as expressly requested by such holder), and each prospectus and all amendments thereto filed by Parent, the Company or any Subsidiary with the Securities and Exchange Commission and of all press releases and other statements made available generally by Parent, the Company or any Subsidiary to the public concerning developments that are Material;

         (d)     Notice of Default or Event of Default - promptly after a Responsible Officer becoming aware of the existence of any Default or Event of Default or that any Person has given any notice or taken any action with respect to a claimed default hereunder or that any Person has given any notice or taken any action with respect to a claimed default of the type referred to in Section 11(f), a written notice specifying the nature and period of existence thereof and what action Parent, the Company is taking or proposes to take with respect thereto;

         (e)     Notices from Governmental Authority -- promptly, and in any event within 30 days of receipt thereof, copies of any notice to Parent, the Company or any Subsidiary from any Federal or state Governmental Authority relating to any order, ruling, statute or other law or regulation that could reasonably be expected to have a Material Adverse Effect;

         (f)     Litigation - promptly after a Responsible Officer becomes aware of any of the following, a written notice of the institution or filing of any litigation, action, suit, claim, counterclaim, or administrative proceeding against, or investigation of, Parent, the Company or any Subsidiary to which Parent, the Company or any Subsidiary is a party by or before any regulatory body or governmental agency (i) the outcome of which involves more than $5,000,000 singularly or cumulatively, except for litigation in which the contingent liability is fully covered by insurance, or (ii) which questions the validity of this Agreement, the Notes, any other Related Document and any action taken or to be taken pursuant to any of the foregoing; and furnish or cause to be furnished to each Institutional Investor such information regarding the same as such Institutional Investor may request;

         (g)     Judgments - promptly after a Responsible Officer becomes aware of any of the following, a written notice of any judgment, order or award of any court, agency or other governmental agency or any arbitrator, the outcome of which may have a Material Adverse Effect or which involves more than $5,000,000 unless adequately covered by insurance and any action taken or to be taken pursuant to any of the foregoing; and furnish or cause to be furnished to each Institutional Investor such information regarding the same as such Institutional Investor may request;

         (h)     promptly (i) copies of any documents received from the United States Environmental Protection Agency or any state, county or municipal environmental or health agency concerning Parent's or the Company's or any Subsidiary's operations except documents of general applicability; and (ii) copies of any documents submitted by Parent, the Company or any Subsidiary to the United States Environmental Protection Agency or any state, county or municipal environmental or health agency concerning its operations, except submissions in the ordinary course of business; and

         (i)     Requested Information -- with reasonable promptness, such other data and information relating to the business, operations, affairs, financial condition, assets or properties of Parent, the Company or any of its Subsidiaries or relating to the ability of Parent, the Company to perform its obligations hereunder and under the Notes as from time to time may be reasonably requested by any such holder of Notes.

7.2.     Officer's Certificate.

Each set of financial statements delivered to a Holder pursuant to Section 7.1(a) or Section 7.1(b) hereof shall be accompanied by a certificate of a Senior Financial Officer setting forth:

         (a)     Covenant Compliance -- the information (including detailed calculations) required in order to establish whether the Company was in compliance with the requirements of Section 10.11 through Section 10.15 hereof, inclusive, during the quarterly or annual period covered by the statements then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amount, ratio or percentage then in existence); and

         (b)     Event of Default -- a statement that such officer has reviewed the relevant terms hereof and has made, or caused to be made, under his or her supervision, a review of the transactions and conditions of Parent, the Company and its Subsidiaries from the beginning of the quarterly or annual period covered by the statements then being furnished to the date of the certificate and that such review shall not have disclosed the existence as of such date of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists (including, without limitation, any such event or condition resulting from the failure of Parent, the Company or any Subsidiary to comply with any Environmental Law), specifying the nature and period of existence thereof and what action the Company shall have taken or proposes to take with respect thereto.

7.3.     Inspection.

Parent and the Company shall permit the representatives of each Holder that is an Institutional Investor:

         (a)     No Default -- if no Default or Event of Default then exists, at the expense of such Holder and upon reasonable prior notice to Parent and the Company, to visit the principal executive office of Parent and the Company, to discuss the affairs, finances and accounts of Parent, the Company and its Subsidiaries with Parent's and the Company's officers, and (with the consent of Parent and the Company, which consent will not be unreasonably withheld) its independent public accountants, and (with the consent of Parent and the Company, which consent will not be unreasonably withheld) to visit the other offices and properties of Parent, the Company and each Subsidiary, all at such reasonable times and as often as may be reasonably requested in writing; and

         (b)     Default -- if a Default or Event of Default then exists, at the expense of Parent and the Company to visit and inspect any of the offices or properties of Parent, the Company or any Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers and independent public accountants (and by this provision Parent and the Company authorizes said accountants to discuss the affairs, finances and accounts of Parent, the Company and its Subsidiaries), all at such times and as often as may be requested.

8.     Prepayment of the Notes.

8.1.     Optional Prepayments with Make-Whole Amount.

The Company may, at its option, upon notice as provided below, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than $5,000,000 plus $100,000 increments in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus the Make-Whole Amount determined for the prepayment date with respect to such principal amount. The Company will give each Holder written notice of each optional prepayment under this Section 8.1 not less than 30 days and not more than 60 days prior to the date fixed for such prepayment. Each such notice shall specify such date, the aggregate principal amount of the Notes to be prepaid on such date, the principal amount of each Note held by such Holder to be prepaid (determined in accordance with Section 8.2), and the interest to be paid on the prepayment date with respect to such principal amount being prepaid, and shall be accompanied by a certificate of a Senior Financial Officer as to the estimated Make-Whole Amount due in connection with such prepayment (calculated as if the date of such notice were the date of the prepayment), setting forth the details of such computation. Two Business Days prior to such prepayment, the Company shall deliver to each Holder a certificate of a Senior Financial Officer specifying the calculation of such Make-Whole Amount as of the specified prepayment date.

8.2.     Allocation of Partial Prepayments.

In the case of each partial prepayment of the Notes, the principal amount of the Notes to be prepaid shall be allocated among all of the Notes at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof not theretofore called for prepayment.

8.3.     Maturity; Surrender, Etc.

In the case of each prepayment of Notes pursuant to this Section 8, the principal amount of each Note to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date and the applicable Make-Whole Amount, if any. From and after such date, unless the Company shall fail to pay such principal amount when so due and payable, together with the interest and Make-Whole Amount, if any, as aforesaid, interest on such principal amount shall cease to accrue. Any Note paid or prepaid in full shall be surrendered to the Company and cancelled and shall not be reissued, and no Note shall be issued in lieu of any prepaid principal amount of any Note.

8.4.     Purchase of Notes.

The Company will not and will not permit any Affiliate to purchase, redeem, prepay or otherwise acquire, directly or indirectly, any of the outstanding Notes except upon the payment or prepayment of the Notes in accordance with the terms of this Agreement and the Notes. The Company will promptly cancel all Notes acquired by it or any Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement and no Notes may be issued in substitution or exchange for any such Notes.

8.5.     Offer to Prepay Notes in the Event of a Change in Control.

         (a)     Notice of Impending Change in Control. The Company shall give to each Holder prompt written notice of any impending Change in Control for which it has received a written offer or notice.

         (b)     Notice of Occurrence of Change in Control. The Company will promptly after any Responsible Officer has knowledge of the occurrence of any Change in Control, give written notice of such Change in Control to each Holder. Such notice shall contain and constitute an offer to prepay the Notes as described in clause (c) and shall be accompanied by the certificate described in clause (f) hereof.

         (c)     Offer to Prepay Notes. The offer to prepay Notes contemplated by the foregoing clause (b) shall be an offer to prepay, in accordance with and subject to this Section 8.5, all, but not less than all, the Notes held by each Holder (in this case only, "Holder" in respect of any Note registered in the name of a nominee for a disclosed beneficial owner shall mean such beneficial owner) on a date specified in such offer (the "Proposed Prepayment Date"). Such Proposed Prepayment Date shall be not less than 30 days and not more than 90 days after the date of such offer (if the Proposed Prepayment Date shall not be specified in such offer, the Proposed Prepayment Date shall be the 60th day after the date of such offer).

         (d)     Rejection, Acceptance. A Holder may accept the offer to prepay made pursuant to this Section 8.5 by causing a notice of such acceptance to be delivered to the Company within 60 days after receipt of the notice required pursuant to clause (b). A failure by a Holder to respond to an offer to prepay made pursuant to this Section 8.5 within such 60-day period shall be deemed to constitute an acceptance of such offer by such Holder.

         (e)     Prepayment. Prepayment of the Notes to be prepaid pursuant to this Section 8.5 shall be at 101% of the principal amount of such Notes, together with interest on such Notes accrued to the date of prepayment. The prepayment shall be made on the Proposed Prepayment Date.

         (f)     Officer's Certificate. Each offer to prepay the Notes pursuant to this Section 8.5 shall be accompanied by a certificate, executed by a Responsible Officer of the Company and dated the date of such offer, specifying: (i) the Proposed Prepayment Date; (ii) that such offer is made pursuant to this Section 8.5; (iii) the principal amount of each Note offered to be prepaid; (iv) the interest that would be due on each Note offered to be prepaid, accrued to the Proposed Prepayment Date; (v) that the conditions of this Section 8.5 have been fulfilled; and (vi) in reasonable detail, the nature and date of the Change in Control.

8.6.     Make-Whole Amount.

The term "Make-Whole Amount" means, with respect to any Note, an amount equal to the excess, if any, of the Discounted Value of the Remaining Scheduled Payments with respect to the Called Principal of such Note over the amount of such Called Principal, provided that the Make-Whole Amount may in no event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:

          "Called Principal" means, with respect to any Note, the principal of such Note that is to be prepaid pursuant to Section 8.1 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

          "Discounted Value" means, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (as converted to reflect the periodic basis on which interest on such Note is payable, if payable other than on a semi-annual basis) equal to the Reinvestment Yield with respect to such Called Principal.

         "Reinvestment Yield" means, with respect to the Called Principal of any Note, 0.50% over the yield to maturity implied by (i) the yields reported, as of 10:00 A.M. (New York City time) on the Business Day next preceding the Settlement Date with respect to such Called Principal for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date on the Treasury Yield Monitor page of Standard & Poor's MMS-Treasury Market Insight (or, if Standard & Poor's shall cease to report such yields in MMS-Treasury Market Insight or shall cease to be the customary source of information for calculating yield-maintenance amounts on privately placed notes, then such source as is then the customary source for such information), or (ii) if such yields are not reported as of such time or the yields reported as of such time are not ascertainable, the Treasury Constant Maturity Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date. Such implied yield will be determined, if necessary, by (a) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly between yields reported for various maturities. The Reinstatement Yield shall be rounded to that number of decimal places as appears in the interest rate set forth in the applicable Note.

         "Remaining Average Life" means, with respect to any Called Principal, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (i) such Called Principal into (ii) the sum of the products obtained by multiplying (a) the principal component of each Remaining Scheduled Payment with respect to such Called Principal by (b) the number of years (calculated to the nearest one-twelfth year) that will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.

         "Remaining Scheduled Payments" means, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date, provided that if such Settlement Date is not a date on which interest payments are due to be made under the terms of the Notes, then the amount of the next succeeding scheduled interest payment will be reduced by the amount of interest accrued to such Settlement Date and required to be paid on such Settlement Date pursuant to Section 8.1 or 12.1.

         "Settlement Date" means, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to Section 8.1 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

9.     Affirmative Covenants.

Each of Parent and the Company covenants that so long as any of the Notes are outstanding:

9.1.     Compliance with Law.

It will and will cause each of its Subsidiaries to comply with all laws, ordinances or governmental rules or regulations to which each of them is subject, including, without limitation, Environmental Laws, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

9.2.     Insurance.

It will and will cause each of its Subsidiaries to maintain, with financially sound and reputable insurers, insurance with respect to their respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including deductibles, co-insurance and self-insurance, if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated.

9.3.     Maintenance of Properties.

It will and will cause each of its Subsidiaries to maintain and keep, or cause to be maintained and kept, their respective properties in good repair, working order and condition (other than ordinary wear and tear), so that the business carried on in connection therewith may be properly conducted at all times, provided that this Section shall not prevent Parent, the Company or any Subsidiary from discontinuing the operation and the maintenance of any of its properties if such discontinuance is desirable in the conduct of its business and Parent has concluded that such discontinuance could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

9.4.     Payment of Taxes and Claims.

It will and will cause each of its Subsidiaries to file all tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies imposed on them or any of their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent and all claims for which sums have become due and payable that have or might become a Lien on properties or assets of Parent, the Company or any Subsidiary, provided that neither Parent nor the Company nor any Subsidiary need pay any such tax or assessment or claims if (i) the amount, applicability or validity thereof is contested by Parent, the Company or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and Parent, the Company or a Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of Parent, the Company or such Subsidiary or (ii) the nonpayment of all such taxes and assessments in the aggregate could not reasonably be expected to have a Material Adverse Effect.

9.5.     Corporate Existence, Etc.

It will at all times preserve and keep in full force and effect its corporate existence. Subject to Sections 10.7 and 10.12, Parent and the Company will at all times preserve and keep in full force and effect the corporate existence of each of its Subsidiaries (unless merged into Parent, the Company or a Wholly-Owned Subsidiary) and all rights and franchises of Parent and the Company and its Subsidiaries unless, in the good faith judgment of Parent, the termination of or failure to preserve and keep in full force and effect such corporate existence, right or franchise could not, individually or in the aggregate, have a Material Adverse Effect.

9.6.     Fair Labor Standards Act.

It will comply with, and cause each Subsidiary to comply with, the provisions of the Fair Labor Standards Act of 1938, as amended.

9.7.     USA Patriot Act.

It will comply with the requirements of Executive Order No. 13224 (Sept. 23, 2001) and other similar requirements contained in the rules and regulations of OFAC and in any enabling legislation or other Executive Orders in respect thereof.

9.8.     Covenant to Secure Note Equally.

If it or any Subsidiary shall create or assume any Lien upon any of its property or assets, whether now owned or hereafter acquired, other than Liens permitted by the provisions of Section 10.4 (unless prior written consent to the creation or assumption thereof shall have been obtained pursuant to Section 17.1), it will make or cause to be made effective provision whereby the Notes will be secured by such Lien equally and ratably with any and all other Indebtedness thereby secured so long as any such other Indebtedness shall be so secured.

9.9.     Guaranteed Obligations.

If, at any time, after the date hereof, it or any of its Subsidiaries incurs or permits to exist any Indebtedness of Parent or the Company or other obligation of Parent or the Company Guaranteed or collateralized in any other manner by any other Person, except to the extent permitted by the provisions of Section 10.3, it will simultaneously cause such Person to execute and deliver to each Holder a guaranty agreement in form and substance reasonably satisfactory to such Holder guaranteeing payment of the principal amount of the Notes and any premium and interest thereon, which bears the same ratio to the total unpaid principal amount of the Notes as the amount of such other obligation which is guaranteed bears to the total unpaid principal amount of such other obligation, or if such other obligation is collateralized, to collateralize the Notes equally and ratably with such other obligation.

9.10    No Integration.

It has taken and will continue to take all necessary steps so that the issuance of the Notes have not and will not require registration under the Securities Act. Each of Parent and the Company covenants that no future offer and sale of debt securities of the Company of any class will be made if, as a result of the doctrine of "integration", there is a reasonable possibility that such offer and sale would result in the loss of the entitlement of the Notes to the exemption from the registration requirements of the Securities Act.

9.11.    Further Assurances.

From time to time, each of Parent, the Company and each Subsidiary Guarantor shall promptly take such action and execute and deliver to you such additional documents, instruments, certificates, and agreements as the Required Holders may reasonably request from time to time to effectuate the purposes of the Related Documents, including perfection by Collateral Agent on behalf of the Secured Lender Group of a security interest in any Commercial Tort Claim or Letter of Credit Right and maintenance of the perfected status of the Security Interest at all times.

10.     Negative Covenants.

Each of the Parent and the Company covenants that so long as any of the Notes are outstanding:

10.1.     Transactions with Affiliates.

It will not and will not permit any Subsidiary to enter into directly or indirectly any transaction or Material group of related transactions (including without limitation the purchase, lease, sale or exchange of properties of any kind or the rendering of any service) with any Affiliate (other than the Company or another Subsidiary), except in the ordinary course and pursuant to the reasonable requirements of Parent's, the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to Parent, the Company or such Subsidiary than would be obtainable in a comparable arm's-length transaction with a Person not an Affiliate.

10.2.     Borrowed Money

It will not and will not permit any Subsidiary to create, incur or suffer to exist or assume any Indebtedness for money borrowed, directly or indirectly, other than (i) Subordinated Debt and (ii) existing Indebtedness and accommodations for Indebtedness as set forth on Schedule 10.2 hereto.

10.3.     Guarantees.

It will not Guarantee, endorse or otherwise be or become liable or contingently liable in connection with the obligations or Indebtedness of any other Person, including any Subsidiary, directly or indirectly, except (i) as an endorser of instruments for the payment of money deposited to its bank account for collection in the ordinary course of business; (ii) Parent and the Company may Guarantee obligations of any Subsidiary, in addition to the obligations described in clauses (ii), (v) and (vi) below, not to exceed $10,000,000 in the aggregate at any time; (iii) Parent and/or the Company may Guarantee obligations of Persons (other than Subsidiaries) not to exceed $5,000,000 in the aggregate at any time, (iv) Parent may Guarantee obligations of Brazing Concepts Company not to exceed $5,000,000, (v) Parent may Guarantee certain IRB obligations of Solar Group, Inc. in an aggregate principal amount not to exceed $150,000; and (vi) Parent may Guarantee obligations of Wm. R. Hubbell Steel Corporation not to exceed $300,000.

10.4.     Liens.

It will not create, incur, assume or suffer to exist any Lien upon any of its property, assets, income or profits, whether now owned or hereafter acquired, or pledge or encumber any assets, except (i) in favor of the Collateral Agent for the benefit of the Secured Lender Group and (ii) to the extent permitted by Section 10.2 and (iii) Liens set forth on Schedule 10.4. Neither Parent nor the Company has entered, and so long as this Agreement is in effect it will not enter, into any covenant or agreement with any other Person that prohibits the granting or existence of a Lien in the personal or real property of Parent or the Company in favor of the Collateral Agent, as collateral agent and for the benefit of the Secured Lender Group.

10.5.     Accumulated Funding Deficiency.

It will not incur (i) any accumulated funding deficiency within the meaning of ERISA equal to five (5) percent or more of Consolidated Tangible Net Worth; or (ii) any liability of comparable size to the Pension Benefit Guaranty Corporation.

10.6.     Compliance with Law.

It will not violate any law or regulation, order, writ, injunction or decree of any court or governmental instrumentality or breach any agreement to which Parent, Company or any Subsidiary is subject or in default thereunder, which violation or breach would have a Material Adverse Effect.

10.7.     Expansions, Mergers, Acquisitions and Joint Ventures.

It will not enter into any Expansion, or merge into or consolidate with, exchange or acquire the stock or assets of, or enter into any joint venture or partnership with, any third Person, except (i) any Subsidiary may merge into or consolidate with Parent or any other Subsidiary so long as each Holder is thereafter promptly notified of such action and such other Subsidiary has executed and delivered a Guaranty Agreement in favor of each Holder and a Security Agreement in favor of the Collateral Agent, for the benefit of the Secured Lender Group; and (ii) Parent or any Wholly-Owned Subsidiary may enter into an Expansion, may merge or consolidate with, acquire the stock or assets of, or enter into a joint venture or partnership with, any third Person if (a) each Holder is thereafter promptly notified of such action, (b) Parent, the Company or the Wholly-Owned Subsidiary is the surviving corporation, (c) immediately thereafter and after giving effect thereto, no Default or Event of Default exists, (d) the investments in such Expansions, joint ventures, partnerships and the book value of the assets of the third Person being merged or consolidated, together with the purchase price of the stock or assets being acquired, do not exceed $50,000,000.00, (e) the third Person with which Parent, the Company or such Subsidiary merges, or which Parent, the Company or such Subsidiary acquires, is in a business of a character already performed by Parent, the Company or such Subsidiary, as applicable, or of a type reasonably related thereto, and (f) if a Subsidiary is the surviving entity, such Subsidiary has executed and delivered a Guaranty Agreement in favor of each Holder and a Security Agreement to the Collateral Agent for the benefit of the Secured Lender Group.

10.8.     Loans and Advances.

It will not make any loans or advances to any Person, except (i) trade credit extended in the ordinary course of business; (ii) advances made in the usual course of business to officers and employees for travel and other out-of-pocket expenses incurred by them on behalf of Parent, the Company or any Subsidiaries in connection with their business; (iii) Parent and the Company may advance amounts from time to time to each other or to any Subsidiary, for working capital purposes in the ordinary course of business and for other purposes permitted under the other provisions of this Agreement which would not be in violation of any of the terms or provisions of this Agreement and (iv) loans and advances less than $10,000,000.00 in the aggregate at any one time outstanding, to Persons in a business of a character reasonably related to the business or operations of Parent or the Company which may include but are not limited to officers or employees of Parent, the Company or any of its Subsidiaries.

10.9.     Subsidiaries.

In the case of the Company, it will not acquire, organize or cause to exist any Subsidiaries (other than those Subsidiaries listed on Schedule 5.4), unless such Subsidiary executes a Guaranty Agreement and Security Agreement, within the later of (i) five Business Days of the creation or acquisition of any such Subsidiary and (ii) such Subsidiary having assets of at least $100,000. The delivery of such Guaranty Agreement and Security Agreement shall be accompanied by such other documents as you may reasonably request including, without limitation, UCC-1 financing statements, legal opinions, constituent documents, and appropriate approval of the governing body of any such Subsidiary. Upon the delivery thereof, such Guaranty Agreement, such Security Agreement and such other documents shall constitute a Related Document hereunder.

10.10.    Dividends.

In the case of Parent, upon the occurrence of and during the existence of a Default or an Event of Default, it will not declare or pay dividends or make any capital distributions.

10.11.    Stock.

In the case of Parent, it will not sell, convey, transfer, assign, pledge or otherwise encumber any of the stock of the Company or any other Subsidiary to any Person.

10.12.    Sale of Assets.

It will not convey, sell, transfer, lease or sell and lease back all or a substantial portion of its property, assets, or business to any other Person, except for sales of Inventory in the ordinary course of business. For purposes of this Section 10.12, "substantial portion" shall mean any and all purchases or transfer prices in excess of fifteen (15%) percent of Parent's Total Assets on a Consolidated basis in the aggregate in any one fiscal year, and any transaction shall be permissible only if no Default shall occur as a result of the transaction.

10.13.    Interest Coverage Ratio.

It will not permit, in the case of Parent on a Consolidated basis, the ratio of EBITDA minus Capital Expenditures (excluding Capital Expenditures made in connection with permitted acquisitions) to interest payable on Total Liabilities, calculated on an annual rolling basis of four fiscal quarters to be less than 3.00 to 1.00 as of the last day of any fiscal quarter.

10.14.    Net Worth.

It will not permit, in the case of Parent on a Consolidated basis, the Net Worth as of the last day of any fiscal year to be less than $220,000,000 plus, to the extent a positive number, 50% of its Consolidated Net Income (as defined below). Consolidated Net Income means net income of Parent on a Consolidated basis for each completed fiscal year beginning with the fiscal year ended December 31, 2002.

10.15.    Senior Funded Debt/EBITDA.

It will not permit, in the case of Parent on a Consolidated basis, the ratio of Senior Funded Debt to EBITDA as of the last day of any fiscal quarter, to be greater than 3.25 to 1.0, such calculations to be based on annual rolling basis of four fiscal quarters.

10.16.    Adjusted Debt/EBITDA.

It will not permit, in the case of Parent on a Consolidated basis, the ratio of total Adjusted Debt to EBITDA as of the last day of any fiscal quarter, to be greater than 3.75 to 1.0, such calculations to be based on an annual rolling basis of four fiscal quarters.

10.17.    Optional Payments of Subordinated Debt.

It will not make any optional payment of principal of or interest on any Subordinated Debt.

10.18.    Environmental Compliance.

It will not cause or permit any change to be made in the present or intended use of any property owned, leased or operated by Parent, the Company or any Subsidiary which would (i) involve the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substance or the use of any such property as a landfill or other waste disposal site or for the storage of petroleum or petroleum based products (except in compliance with applicable Environmental Laws), (ii) violate any applicable Environmental Laws, or (iii) constitute non-compliance with any Environmental Permit.

11.     Events of Default.

An "Event of Default" shall exist if any of the following conditions or events shall occur and be continuing:

         (a)     the Company defaults in the payment of any principal or Make-Whole Amount, if any, on any Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise; or

         (b)     the Company defaults in the payment of any interest on any Note for more than two Business Days after the same becomes due and payable; or

         (c)     Parent or the Company defaults in the performance of or compliance with any term contained in Section 10; or

         (d)     Parent or the Company defaults in the performance of or compliance with any term contained herein (other than those referred to in paragraphs (a), (b) and (c) of this Section 11) and such default is not remedied within 20 days after the earlier of (i) a Responsible Officer obtaining actual knowledge of such default and (ii) the Company receiving written notice of such default from any Holder (any such written notice to be identified as a "notice of default" and to refer specifically to this paragraph (c) of Section 11); or

         (e)     any representation or warranty made in writing by or on behalf of Parent, the Company or by any officer of Parent or the Company in this Agreement or in any writing furnished in connection with the transactions contemplated hereby proves to have been false or incorrect in any material respect on the date as of which made; or

          (f)     (i) Parent, the Company or any Subsidiary is in default (as principal or as guarantor or other surety) in the payment of any principal of or premium or make-whole amount or interest on any Indebtedness that is outstanding in an aggregate principal amount of at least $5,000,000 beyond any period of grace provided with respect thereto, or (ii) Parent, the Company or any Subsidiary is in default in the performance of or compliance with any term of any evidence of any Indebtedness in an aggregate outstanding principal amount of at least $5,000,000 (other than any judgement for which it is fully insured as acknowledged by the insurance carrier) or of any mortgage, indenture or other agreement relating thereto or any other condition exists, and as a consequence of such default or condition such Indebtedness has become, or has been declared (or one or more Persons are entitled to declare such Indebtedness to be), due and payable before its stated maturity or before its regularly scheduled dates of payment, or (iii) as a consequence of the occurrence or continuation of any event or condition (other than the passage of time or the right of the holder of Indebtedness to convert such Indebtedness into equity interests), (x) Parent, the Company or any Subsidiary has become obligated to purchase or repay Indebtedness before its regular maturity or before its regularly scheduled dates of payment in an aggregate outstanding principal amount of at least $5,000,000, or (y) one or more Persons have the right to require Parent, the Company or any Subsidiary so to purchase or repay such Indebtedness; or

         (g)     any of Parent, the Company or any Subsidiary (i) is generally not paying, or admits in writing its inability to pay, its debts as they become due, (ii) files, or consents by answer or otherwise to the filing against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction, (iii) makes an assignment for the benefit of its creditors, (iv) consents to the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, (v) is adjudicated as insolvent or to be liquidated, or (vi) takes corporate action for the purpose of any of the foregoing; or

         (h)     a court or governmental authority of competent jurisdiction enters an order appointing, without consent by Parent, the Company or any of its Subsidiaries, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, or constituting an order for relief or approving a petition for relief or reorganization or any other petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of Parent, the Company or any of its Subsidiaries, or any such petition shall be filed against Parent, the Company or any of its Subsidiaries and such petition shall not be dismissed within 60 days; or

         (i)     a final judgment or judgments for the payment of money aggregating in excess of $5,000,000 are rendered against one or more of Parent, the Company and its Subsidiaries and which judgments are not, within 60 days after entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 60 days after the expiration of such stay; or

         (j)     if (i) any Plan shall fail to satisfy the minimum funding standards of ERISA or the Code for any plan year or part thereof or a waiver of such standards or extension of any amortization period is sought or granted under section 412 of the Code, (ii) a notice of intent to terminate any Plan shall have been or is reasonably expected to be filed with the PBGC or the PBGC shall have instituted proceedings under ERISA section 4042 to terminate or appoint a trustee to administer any Plan or the PBGC shall have notified Parent or any ERISA Affiliate that a Plan may become a subject of any such proceedings, (iii) the aggregate "amount of unfunded benefit liabilities" (within the meaning of section 4001(a)(18) of ERISA) under all Plans, determined in accordance with Title IV of ERISA, shall exceed $250,000, (iv) Parent or any ERISA Affiliate shall have incurred or is reasonably expected to incur any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, (v) Parent or any ERISA Affiliate withdraws from any Multiemployer Plan, or (vi) Parent or any Subsidiary establishes or amends any employee welfare benefit plan that provides post-employment welfare benefits in a manner that would increase the liability of Parent or any Subsidiary thereunder; and any such event or events described in clauses (i) through (vi) above, either individually or together with any other such event or events, could reasonably be expected to have a Material Adverse Effect.

         (k)     As used in Section 11(i), the terms "employee benefit plan" and "employee welfare benefit plan" shall have the respective meanings assigned to such terms in section 3 of ERISA.

         (l)     any of Parent, the Company or any Subsidiary Guarantor shall fail to comply with the terms of any Related Document to which it is a party beyond applicable grace periods, if any, specified in such Related Document; or

         (m)     any of Parent or the Company or any Subsidiary Guarantor or any other Person shall disavow or attempt to terminate any or all of the Guaranty Agreements or any or all of the Guaranty Agreements shall cease to be in full force and effect in whole or in part for any reason whatsoever or any of Parent or the Company or any Subsidiary Guarantor shall so assert in writing; or

         (n)     all of any portion of the Security Interest granted to the Collateral Agent on behalf of the Secured Lender Group pursuant to each Security Agreement shall fail at any time to constitute a first priority security interest in or assignment of the collateral described in such Security Agreements subject only to Liens permitted thereunder or the Security Agreements shall cease to be in full force and effect in whole or in part for any reason whatsoever or any of Parent or the Company or any Subsidiary Guarantor shall so assert in writing.

12.     Remedies on Default, Etc.

12.1     Acceleration.

         (a)     If an Event of Default with respect to the Company described in paragraph (g) or (h) of Section 11 (other than an Event of Default described in clause (i) of paragraph (g) or described in clause (vi) of paragraph (f) by virtue of the fact that such clause encompasses clause (i) of paragraph (g)) has occurred, all the Notes then outstanding shall automatically become immediately due and payable.

         (b)     If any other Event of Default has occurred and is continuing, any Holder or Holders of more than 25% in principal amount of the Notes at the time outstanding may at any time at its or their option, by notice or notices to the Company, declare all the Notes then outstanding to be immediately due and payable.

         (c)     If any Event of Default described in paragraph (a) of Section 11 has occurred and is continuing, any Holder or Holders of Notes at the time outstanding affected by such Event of Default may at any time, at its or their option, by notice or notices to the Company, declare all the Notes held by it or them to be immediately due and payable.

         (d)     Upon any Notes becoming due and payable under this Section 12.1, whether automatically or by declaration, such Notes will forthwith mature and the entire unpaid principal amount of such Notes, plus (x) all accrued and unpaid interest thereon and (y) the Make-Whole Amount determined in respect of such principal amount, shall all be immediately due and payable, in each and every case without presentment, demand, protest or further notice, all of which are hereby waived. The Company acknowledges, and the parties hereto agree, that each Holder has the right to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) and that the provision for payment of a Make-Whole Amount by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

12.2     Other Remedies.

If any Default or Event of Default has occurred and is continuing, and irrespective of whether any Notes have become or have been declared immediately due and payable under Section 12.1, the Holder at the time outstanding may proceed to protect and enforce the rights of such Holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in any Note, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law or otherwise.

12.3.     Rescission.

At any time after any Notes have been declared due and payable pursuant to clause (b) or (c) of Section 12.1, the Holders of not less than 51% in principal amount of the Notes then outstanding, by written notice to the Company, may rescind and annul any such declaration and its consequences if (a) the Company has paid all overdue interest on the Notes, all principal of and Make-Whole Amount, if any, on any Notes that are due and payable and are unpaid other than by reason of such declaration, and all interest on such overdue principal and Make-Whole Amount, if any, and (to the extent permitted by applicable law) any overdue interest in respect of the Notes, at the Default Rate, (b) all Events of Default and Defaults, other than non-payment of amounts that have become due solely by reason of such declaration, have been cured or have been waived pursuant to Section 17, and (c) no judgment or decree has been entered for the payment of any monies due pursuant hereto or to the Notes. No rescission and annulment under this Section 12.3 will extend to or affect any subsequent Event of Default or Default or impair any right consequent thereon.

12.4.     No Waivers or Election of Remedies, Expenses, Etc.

No course of dealing and no delay on the part of any Holder in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice such Holder's rights, powers or remedies. No right, power or remedy conferred by this Agreement or by any Note upon any Holder thereof shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise. Without limiting the obligations of the Company under Section 15, the Company will pay to the Holder of each Note on demand such further amount as shall be sufficient to cover all costs and expenses of such Holder incurred in any enforcement or collection under this Section 12, including, without limitation, reasonable attorneys' fees, expenses and disbursements.

13.     Registration; Exchange; Substitution of Notes.

13.1.     Registration of Notes.

The Company shall keep at its principal executive office a register for the registration and registration of transfers of Notes. The name and address of each Holder, each transfer thereof and the name and address of each transferee of one or more Notes shall be registered in such register. Prior to due presentment for registration of transfer, the Person in whose name any Note shall be registered shall be deemed and treated as the owner and Holder thereof for all purposes hereof, and the Company shall not be affected by any notice or knowledge to the contrary. The Company shall give to any Holder that is an Institutional Investor promptly upon request therefor, a complete and correct copy of the names and addresses of all registered Holders.

13.2     Transfer and Exchange of Notes.

Upon surrender of any Note at the principal executive office of the Company for registration of transfer or exchange (and in the case of a surrender for registration of transfer, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or his attorney duly authorized in writing and accompanied by the address for notices of each transferee of such Note or part thereof), the Company shall execute and deliver, at the Company's expense (except as provided below), one or more new Notes (as requested by the Holder thereof) in exchange therefor, in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such Holder may request and shall be substantially in the form of Exhibit 1. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. The Company may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes. Notes shall not be transferred in denominations of less than $100,000, provided that if necessary to enable the registration of transfer by a Holder of its entire holding of Notes, one Note may be in a denomination of less than $100,000. Any transferee, by its acceptance of a Note registered in its name (or the name of its nominee), shall be deemed to have made the representation set forth in Section 6.2.

13.3     Replacement of Notes.

Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be, in the case of an Institutional Investor, notice from such Institutional Investor of such ownership and such loss, theft, destruction or mutilation), and

         (a)     in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it (provided that if the Holder is, or is a nominee for, an original Purchaser or another Holder with a minimum net worth of at least $50,000,000, such Person's own unsecured agreement of indemnity shall be deemed to be satisfactory), or

         (b)     in the case of mutilation, upon surrender and cancellation thereof,

the Company at its own expense shall execute and deliver, in lieu thereof, a new Note, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated Note if no interest shall have been paid thereon.

14.     Payments on Notes.

14.1.     Place of Payment.

Subject to Section 14.2, payments of principal, Make-Whole Amount, if any, and interest becoming due and payable on the Notes shall be made in New York, New York at the principal office of Bank of New York in such jurisdiction. The Company may at any time, by notice to each Holder, change the place of payment of the Notes so long as such place of payment shall be either the principal office of the Company in such jurisdiction or the principal office of a bank or trust company in such jurisdiction.

14.2.     Home Office Payment.

So long as you or your nominee shall be the Holder, and notwithstanding anything contained in Section 14.1 or in such Note to the contrary, the Company will pay all sums becoming due on such Note for principal, Make-Whole Amount, if any, and interest by the method and at the address specified for such purpose below your name in Schedule A, or by such other method or at such other address as you shall have from time to time specified to the Company in writing for such purpose, without the presentation or surrender of such Note or the making of any notation thereon, except that upon written request of the Company made concurrently with or reasonably promptly after payment or prepayment in full of any Note, you shall surrender such Note for cancellation, reasonably promptly after any such request, to the Company at its principal executive office or at the place of payment most recently designated by the Company pursuant to Section 14.1. Prior to any sale or other disposition of any Note held by you or your nominee you will, at your election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon or surrender such Note to the Company in exchange for a new Note or Notes pursuant to Section 13.2. The Company will afford the benefits of this Section 14.2 to any Institutional Investor that is the direct or indirect transferee of any Note purchased by you under this Agreement and that has made the same agreement relating to such Note as you have made in this Section 14.2.

15.     Expenses, Etc.

15.1.     Transaction Expenses.

Whether or not the transactions contemplated hereby are consummated, the Company will pay all costs and expenses (including reasonable attorneys' fees of a special counsel and, if reasonably required, local or other counsel) incurred by you or another Holder in connection with such transactions and in connection with any amendments, waivers or consents under or in respect of this Agreement or the Notes or any other Related Document (whether or not such amendment, waiver or consent becomes effective), including, without limitation: (a) the costs and expenses incurred in enforcing or defending (or determining whether or how to enforce or defend) any rights under this Agreement or the Notes or any other Related Document or in responding to any subpoena or other legal process or informal investigative demand issued in connection with this Agreement or the Notes or any other Related Document, or by reason of being a Holder, and (b) the costs and expenses, including financial advisors' fees, incurred in connection with the insolvency or bankruptcy of Parent, the Company or any Subsidiary or in connection with any work-out or restructuring of the transactions contemplated hereby and by the Notes and the Related Documents. The Company will pay, and will save you and each other Holder harmless from, all claims in respect of any fees, costs or expenses if any, of brokers and finders.

15.2.     Survival.

The obligations of the Company under this Section 15 will survive the payment or transfer of any Note, the enforcement, amendment or waiver of any provision of this Agreement or the Notes, and the termination of this Agreement.

16.     Survival of Representations and Warranties; Entire Agreement.

All representations and warranties contained herein shall survive the execution and delivery of this Agreement and the Notes, the purchase or transfer by you of any Note or portion thereof or interest therein and the payment of any Note, and may be relied upon by any subsequent holder of a Note, regardless of any investigation made at any time by or on behalf of you or any other Holder. All statements contained in any certificate or other instrument delivered by or on behalf of the Company pursuant to this Agreement shall be deemed representations and warranties of the Company under this Agreement. Subject to the preceding sentence, this Agreement and the Notes embody the entire agreement and understanding between you and the Company and supersede all prior agreements and understandings relating to the subject matter hereof.

17.     Amendment and Waiver.

17.1.     Requirements.

This Agreement and the Notes may be amended, and the observance of any term hereof or of the Notes may be waived (either retroactively or prospectively), with (and only with) the written consent of the Company and the Required Holders, except that (a) no amendment or waiver of any of the provisions of Section 1, 2, 3, 4, 5, 6 or 21 hereof, or any defined term (as it is used therein), will be effective as to you unless consented to by you in writing, and (b) no such amendment or waiver may, without the written consent of the Holder at the time outstanding affected thereby, (i) subject to the provisions of Section 12 relating to acceleration or rescission, change the amount or time of any prepayment or payment of principal of, or reduce the rate or change the time of payment or method of computation of interest or of the Make-Whole Amount on, the Notes, (ii) change the percentage of the principal amount of the Notes the Holders of which are required to consent to any such amendment or waiver, or (iii) amend any of Sections 8, 11(a), 11(b), 12, 17 or 20.

17.2.     Solicitation of Holders.

         (a)     Solicitation. The Company will provide each Holder (irrespective of the amount of Notes then owned by it) with sufficient information, sufficiently far in advance of the date a decision is required, to enable such Holder to make an informed and considered decision with respect to any proposed amendment, waiver or consent in respect of any of the provisions hereof or of the Notes. The Company will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of this Section 17 to each Holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the requisite Holders.

         (b)     Payment. The Company will not directly or indirectly pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security, to any Holder as consideration for or as an inducement to the entering into by any Holder or any waiver or amendment of any of the terms and provisions hereof unless such remuneration is concurrently paid, or security is concurrently granted, on the same terms, ratably to each Holder then outstanding even if such Holder did not consent to such waiver or amendment.

17.3.     Binding Effect, Etc.

Any amendment or waiver consented to as provided in this Section 17 applies equally to all Holders and is binding upon them and upon each future holder of any Note and upon the Company without regard to whether such Note has been marked to indicate such amendment or waiver. No such amendment or waiver will extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon. No course of dealing between the Company and the Holder nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any Holder. As used herein, the term "this Agreement" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

17.4.     Notes held by Company, Etc.

Solely for the purpose of determining whether the Holders of the requisite percentage of the aggregate principal amount of Notes then outstanding approved or consented to any amendment, waiver or consent to be given under this Agreement or the Notes, or have directed the taking of any action provided herein or in the Notes to be taken upon the direction of the Holders of a specified percentage of the aggregate principal amount of Notes then outstanding, Notes directly or indirectly owned by the Company or any of its Affiliates shall be deemed not to be outstanding.

18.     Notices.

All notices and communications provided for hereunder shall be in writing and sent (a) by telecopy if the sender on the same day sends a confirming copy of such notice by a recognized overnight delivery service (charges prepaid), or (b) by registered or certified mail with return receipt requested (postage prepaid), or (c) by a recognized overnight delivery service (with charges prepaid). Any such notice must be sent:

                   (i)     if to you or your nominee, to you or it at the address specified for such communications in Schedule A, or at such other address as you or it shall have specified to the Company in writing,

                   (ii)     if to any other Holder of any Note, to such Holder at such address as such other Holder shall have specified to the Company in writing, or

                   (iii)     if to the Company, to the Company at its address set forth at the beginning hereof to the attention of John E. Flint, or at such other address as the Company shall have specified to each Holder in writing.

Notices under this Section 18 will be deemed given only when actually received.

19.     Reproduction of Documents.

This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be executed, (b) documents received by you at the Closing (except the Notes themselves), and (c) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and you may destroy any original document so reproduced. The Company agrees and stipulates that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. This Section 19 shall not prohibit the Company or any other Holder from contesting any such reproduction to the same extent that it could contest the original, or from introducing evidence to demonstrate the inaccuracy of any such reproduction.

20.     Confidential Information.

For the purposes of this Section 20, "Confidential Information" means information delivered to you by or on behalf of Parent, the Company or any Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is proprietary in nature and that was clearly marked or labeled or otherwise adequately identified when received by you as being confidential information of Parent, the Company or such Subsidiary, provided that such term does not include information that (a) was publicly known or otherwise known to you prior to the time of such disclosure, (b) subsequently becomes publicly known through no act or omission by you or any person acting on your behalf, (c) otherwise becomes known to you other than through disclosure by Parent, the Company or any Subsidiary or (d) constitutes financial statements delivered to you under Section 7.1 that are otherwise publicly available. You will maintain the confidentiality of such Confidential Information in accordance with procedures adopted by you in good faith to protect confidential information of third parties delivered to you, provided that you may deliver or disclose Confidential Information to (i) your directors, officers, employees, agents, attorneys and affiliates (to the extent such disclosure reasonably relates to the administration of the investment represented by your Notes), (ii) your financial advisors and other professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this Section 20, (iii) any other Holder, (iv) any Institutional Investor to which you sell or offer to sell such Note or any part thereof or any participation therein (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20), (v) any Person from which you offer to purchase any security of the Company (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20), (vi) any federal or state regulatory authority having jurisdiction over you, (vii) the National Association of Insurance Commissioners or any similar organization, or any nationally recognized rating agency that requires access to information about your investment portfolio or (viii) any other Person to which such delivery or disclosure may be necessary or appropriate (w) to effect compliance with any law, rule, regulation or order applicable to you, (x) in response to any subpoena or other legal process, (y) in connection with any litigation to which you are a party or (z) if an Event of Default has occurred and is continuing, to the extent you may reasonably determine such delivery and disclosure to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under your Notes and this Agreement. In the event Prudential or any of the Prudential Affiliates are requested or required (by oral questions, interrogatories, requests for information or documents in legal proceedings, subpoenas, civil investigative demands or similar process), in connection with any proceeding, to disclose any Confidential Information, they will, unless prohibited by law, rule or regulation, provide Parent with notice of any such request or requirement so that Parent may seek a protective order or other appropriate remedy. In the event such protective order or other remedy is not obtained and upon written request from Parent, Prudential or such Prudential Affiliate will use reasonable efforts to obtain assurances that confidential treatment will be accorded to such information; provided, however, that all legal fees and costs and any other expense incurred in connection with such efforts shall be paid by Parent. Each Holder, by its acceptance of a Note, will be deemed to have agreed to be bound by and to be entitled to the benefits of this Section 20 as though it were a party to this Agreement. On reasonable request by Parent or the Company in connection with the delivery to any Holder of information required to be delivered to such Holder under this Agreement or requested by such Holder (other than a holder that is a party to this Agreement or its nominee), such Holder will enter into an agreement with Parent or the Company, as the case may be, embodying the provisions of this Section 20.

21.     Substitution of Purchaser.

You shall have the right to substitute any one of your Prudential Affiliates as the purchaser of the Notes that you have agreed to purchase hereunder, by written notice to the Company, which notice shall be signed by both you and such Prudential Affiliate, shall contain such Prudential Affiliate's agreement to be bound by this Agreement and shall contain a confirmation by such Prudential Affiliate of the accuracy with respect to it of the representations set forth in Section 6. Upon receipt of such notice, wherever the word "you" is used in this Agreement (other than in this Section 21), such word shall be deemed to refer to such Prudential Affiliate in lieu of you. In the event that such Prudential Affiliate is so substituted as a purchaser hereunder and such Prudential Affiliate thereafter transfers to you all of the Notes then held by such Prudential Affiliate, upon receipt by the Company of notice of such transfer, wherever the word "you" is used in this Agreement (other than in this Section 21), such word shall no longer be deemed to refer to such Prudential Affiliate, but shall refer to you, and you shall have all the rights of an original holder of the Notes under this Agreement.

As used in this paragraph, "Prudential Affiliate" shall mean (i) any corporation or other entity at least a majority of the voting stock (or equivalent voting securities or interests) of which is owned by The Prudential Insurance Company of America ("Prudential"), either directly or through subsidiaries and (ii) any investment fund which is managed by Prudential or a Prudential Affiliate described in clause (i) of this definition.

22.     Miscellaneous.

22.1.     Successors and Assigns.

All covenants and other agreements contained in this Agreement by or on behalf of any of the parties hereto bind and inure to the benefit of their respective successors and assigns (including, without limitation, any subsequent holder of a Note) whether so expressed or not.

22.2.     Payments Due on Non-Business Days.

Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or Make-Whole Amount or interest on any Note that is due on a date other than a Business Day shall be made on the next succeeding Business Day without including the additional days elapsed in the computation of the interest payable on such next succeeding Business Day.

22.3.     Severability.

Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall (to the full extent permitted by law) not invalidate or render unenforceable such provision in any other jurisdiction.

22.4.     Construction.

Each covenant contained herein shall be construed (absent express provision to the contrary) as being independent of each other covenant contained herein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. Where any provision herein refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

22.5.     Counterparts.

This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument. Each counterpart may consist of a number of copies hereof, each signed by less than all, but together signed by all, of the parties hereto.

22.6.     Governing Law/Submission to Jurisdiction/Waiver of Jury.

         (a)     This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

         (b)     EACH HOLDER AND EACH OF PARENT AND THE COMPANY HEREBY SUBMITS TO THE JURISDICTION OF THE COURTS (FEDERAL AND STATE) OF THE STATE OF NEW YORK, AND IRREVOCABLY AGREES THAT, SUBJECT TO THE SOLE AND ABSOLUTE ELECTION OF THE REQUIRED HOLDERS, ALL ACTIONS OR PROCEEDINGS RELATING TO THIS AGREEMENT OR THE NOTES OR ANY OTHER RELATED DOCUMENT SHALL BE LITIGATED IN SUCH COURTS, AND SUCH HOLDER, PARENT AND THE COMPANY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY HAVE BASED ON IMPROPER VENUE OR FORUM NON CONVENIENS TO THE CONDUCT OF ANY PROCEEDING IN ANY SUCH COURT.

         (c)     EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT, ANY OTHER RELATED DOCUMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (i) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FORGOING WAIVER AND (ii) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS ELECTION.

22.7.     Capitalized Terms/Interpretation.

         (a)     Certain capitalized terms used in this Agreement are defined in Schedule B.

         (b)     References to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.

         (c)     All accounting terms not otherwise defined herein have the meanings assigned to them in accordance with GAAP consistent with those applied in the preparation of the audited Consolidated financial statements of Parent and its Subsidiaries referred to in this Agreement. Capitalized words not otherwise defined in this Agreement shall have the meanings set forth in the New York Uniform Commercial Code as in effect on the date of this Agreement.

* * * * *

If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterpart of this Agreement and return it to the Company, whereupon the foregoing shall become a binding agreement between you and the Company.

Very truly yours, GIBRALTAR STEEL CORPORATION By /s/ John E. Flint Title: Chief Financial Officer GIBRALTAR STEEL CORPORATION OF NEW YORK By /s/ John E. Flint Title: Chief Financial Officer

The foregoing is hereby
agreed to as of the
date thereof.

THE PRUDENTIAL INSURANCE
    COMPANY OF AMERICA

By: /s/ Kevin J. Kraska
     Vice President

Signature Page to Note Purchase Agreement

SCHEDULE B

DEFINED TERMS

As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

         "Adjusted Debt" means, at a particular date, without duplication, (a) all indebtedness of a Person for borrowed money or for the deferred purchase price of property, whether short term or long term, (b) the face amount of all letters of credit issued for the account of such Person and, without duplication, all drafts drawn thereunder and not repaid by such Person, and (c) lease obligations of such Person which, in accordance with GAAP, should be capitalized; provided, in no event shall Adjusted Debt include any guaranties or other contingent obligations.

         "Affiliate" means with respect to a specified Person, any (a) Person who now or hereafter has Control of or is now or hereafter under common Control with, such Person or over whom or over which such Person now or hereafter has Control, (b) any Person who is now or hereafter related by blood, by adoption or by marriage to any such Person or now or hereafter resides in the same home as any Person referred to in clause (a) of this sentence, (c) any Person who is now or hereafter an officer of such Person or (d) any Person who is now or hereafter related by blood, by adoption or by marriage to any Person referred to in clause (c) of this sentence or now or hereafter resides in the same home as any such Person or over whom or over which any such Person now or hereafter has Control.

         "Business Day" means any day other than a Saturday, a Sunday or a day on which commercial banks in New York, New York are required or authorized to be closed.

         "Capital Expenditure" means the dollar amount of gross expenditures (including obligations under capital leases) made for fixed assets, real property, plant and equipment, and all renewals, improvements and replacements thereto (but not repairs thereof) incurred for any period.

         "Capital Lease" means, at any time, a lease with respect to which the lessee is required concurrently to recognize the acquisition of an asset and the incurrence of a liability in accordance with GAAP.

         "Cash Flow" means, for any period, the sum of (i) Earnings before Interest and Taxes, plus (ii) depreciation and amortization expenses and all other non-cash charges which were deducted in determining Earnings before Interest and Taxes.

         "Change of Control" means any Person or related Persons (other than members of the Kenneth Lipke family, their heirs or estates or trusts for the benefit of members of the Kenneth Lipke family) shall own 50% or more of outstanding capital stock of the Company or a sufficient number of the shares of the outstanding capital stock of the Company to elect a majority of the Company's board of directors.

         "Closing" is defined in Section 3.

         "Code" means the Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder from time to time.

         "Collateral" is defined in the Security Agreements.

         "Collateral Agent" means JP Morgan Chase Bank, as Collateral Agent, under the Security Agreements on behalf of the Secured Lender Group, and any successor Collateral Agent.

         "Collateral Documents" means, collectively, the Guaranty Agreements and the Security Agreements.

         "Company" means Gibraltar Steel Corporation of New York, a Delaware corporation, and its successors and permitted assigns.

         "Confidential Information" is defined in Section 20.

         "Consolidated" or "Parent on a Consolidated basis" means the consolidation of the accounts of Parent and its Subsidiaries in accordance with GAAP, including principles of consolidation, consistent with those applied in the preparation of Parent's Consolidated audited financial statements.

         "Control" means (i) the power to vote 5% or more of the outstanding shares of any class of stock of a Person which is a corporation, (ii) the beneficial ownership of 5% or more of the outstanding shares of any class of stock of a Person which is a corporation or (iii) the power to direct or cause the direction of the management and policies of a Person which is not a corporation, whether by ownership of any stock or other ownership interest, by agreement or otherwise, in each case by or on behalf of a single Person or group of Persons acting as a group for the purposes of filing Form 13-D with the Securities and Exchange Commission.

         "Credit Agreement" means that certain Fourth Amended and Restated Senior Secured Credit Agreement dated June 28, 2002 among Parent, the Company, JP Morgan Chase Bank, as Administrative Agent and each of the Banks a party thereto, as it may be amended, modified or supplemented from time to time.

         "Default" means an event or condition the occurrence or existence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

         "Default Rate" means that rate of interest that is the greater of (i) 2% per annum above the rate of interest stated in clause (a) of the first paragraph of the Notes or (ii) 2% over the rate of interest publicly announced by Bank of New York in New York, New York as its "base" or "prime" rate.

         "Earnings before Interest and Taxes" means for any period, the income of an entity for such period prior to the deduction of any provisions for income taxes, reserves (including reserves for deferred income taxes) and interest payable on Indebtedness, determined in accordance with GAAP.

         "EBITDA" means for any period, Earnings before Interest and Taxes plus Depreciation and Amortization. For the purposes of calculating EBITDA, (i) upon the consummation of a permitted acquisition, up to 12 month historical EBITDA of the acquired entity shall be included in the calculation of the ratios set forth in Sections 10.15 and 10.16 of this Agreement, subject to the Collateral Agent's review and written approval, in its discretion, of such acquired entity's financial information; provided, however, such historical EBITDA shall only be included in the calculation of Senior Funded Debt in Section 10.15 and Adjusted Debt in Section 10.16 if the applicable acquired entity's EBITDA is not included in the Consolidated EBITDA of the Company for the applicable month and (ii) upon the consummation of any disposition of any entity contributing $5,000,000 or more to EBITDA, the prior 12 months EBITDA of such entity shall be excluded from the calculation of the ratios set forth in Section 10.15 and 10.16 of this Agreement.

         "Environment" means any water or water vapor; any land including land surface or subsurface, air, fish, wildlife, biota and all other natural resources.

         "Environmental Laws" means any and all Federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the Release of any materials into the environment, including but not limited to those related to Hazardous Substances, air emissions and discharges to waste or public systems.

         "Environmental Permits" means all permits, licenses, approvals, authorizations, consents or registrations required by any applicable Environmental Law in connection with ownership, lease, purchase, transfer, closure, use and/or operation of any property for the storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Substances or the sale, transfer or conveyance of any such property.

         "Equity Interests" means shares of capital stock, partnership interests, membership interests in a limited liability company, beneficial interests in a Person, and any warrants, options or other rights entitling the holder thereof to purchase or acquire any such equity interest.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder from time to time in effect.

         "ERISA Affiliate" means any trade or business (whether or not incorporated) that is treated as a single employer together with Parent or the Company under section 414 of the Code.

         "Event of Default" is defined in Section 11.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended.

         "Expansion" means the formation by Parent, the Company or any of their Subsidiaries of an entity which is a Subsidiary or an Affiliate.

         "GAAP" means of the date of any determination, generally accepted accounting principles as promulgated by the Financial Accounting Standards Board and/or the American Institute of Certified Public Accountants, consistently applied and maintained throughout the relevant periods and from period to period.

         "Governmental Authority" means

          (a)     the government of

                   (i)     the United States of America or any State or other political subdivision thereof, or

                   (ii)    any jurisdiction in which the Company or any Subsidiary conducts all or any part of its business, or which asserts jurisdiction over any properties of the Company or any Subsidiary, or

          (b)     any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, any such government.

         "Guarantee" means, with respect to any Person, any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or in effect guaranteeing any indebtedness, dividend or other obligation of any other Person in any manner, whether directly or indirectly, including (without limitation) obligations incurred through an agreement, contingent or otherwise, by such Person:

          (a)     to purchase such indebtedness or obligation or any property constituting security therefor;

          (b)     to advance or supply funds (i) for the purchase or payment of such indebtedness or obligation, or (ii) to maintain any working capital or other balance sheet condition or any income statement condition of any other Person or otherwise to advance or make available funds for the purchase or payment of such indebtedness or obligation;

          (c)     to lease properties or to purchase properties or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of any other Person to make payment of the indebtedness or obligation; or

          (d)     otherwise to assure the owner of such indebtedness or obligation against loss in respect thereof.

In any computation of the indebtedness or other liabilities of the obligor under any Guarantee, the indebtedness or other obligations that are the subject of such Guarantee shall be assumed to be direct obligations of such obligor.

         "Guaranty Agreement" and, collectively, "Guaranty Agreements" means each Guarantee executed and delivered by each of Parent and each of its Subsidiaries, other than the Company substantially in the form of Exhibit B-1 hereto, as it may be amended, modified or supplemented from time to time.

         "Hazardous Material" means any and all pollutants, toxic or hazardous wastes or any other substances that might pose a hazard to health or safety, the removal of which may be required or the generation, manufacture, refining, production, processing, treatment, storage, handling, transportation, transfer, use, disposal, Release, discharge, spillage, seepage, or filtration of which is or shall be restricted, prohibited or penalized by any applicable law (including, without limitation, asbestos, urea formaldehyde foam insulation and polycholorinated biphenyls).

         "Hazardous Substance" means, without limitation, any flammable explosives, radon, radioactive materials, asbestos, urea formaldehyde foam insulation, polychlorinated biphenyls, petroleum and petroleum based products, methane, hazardous materials, hazardous wastes, hazardous or toxic substances or related materials as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (42 U.S.C. Section 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Sections 1801, et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 6901, et seq.), the Toxic Substances Control Act, as amended, (15 U.S.C. Sections 2601, et seq.), Articles 15 and 27 of the New York State Environmental Conservation Law or any other applicable Environmental Law and in the regulations promulgated thereunder.

         "Holder" means, with respect to any Note, the Person in whose name such Note is registered in the register maintained by the Company pursuant to Section 13.1.

         "Indebtedness" with respect to any Person means, at any time, without duplication,

          (a)     its liabilities for borrowed money and its redemption obligations in respect of mandatorily redeemable Preferred Stock;

          (b)     its liabilities for the deferred purchase price of property acquired by such Person (excluding accounts payable arising in the ordinary course of business but including all liabilities created or arising under any conditional sale or other title retention agreement with respect to any such property);

          (c)     all liabilities appearing on its balance sheet in accordance with GAAP in respect of Capital Leases;

          (d)     all liabilities for borrowed money secured by any Lien with respect to any property owned by such Person (whether or not it has assumed or otherwise become liable for such liabilities);

          (e)     all its liabilities in respect of letters of credit or instruments serving a similar function issued or accepted for its account by banks and other financial institutions (whether or not representing obligations for borrowed money);

          (f)     Swap Agreement of such Person; and

          (g)     any Guarantee of such Person with respect to liabilities of a type described in any of clauses (a) through (f) hereof.

Indebtedness of any Person shall include all obligations of such Person of the character described in clauses (a) through (g) to the extent such Person remains legally liable in respect thereof notwithstanding that any such obligation is deemed to be extinguished under GAAP.

         "Institutional Investor" means  (a) any original purchaser of a Note, (b) any holder of a Note holding more than 5% of the aggregate principal amount of the Notes then outstanding, and (c) any bank, trust company, savings and loan association or other financial institution, any pension plan, any investment company, any investment fund or similar vehicle, any insurance company, any broker or dealer, or any other similar financial institution or entity, regardless of legal form.

         "Intercreditor Agreement" means that certain Intercreditor Agreement dated as of July 3, 2002 among the Secured Lender Group, as it may be amended, modified of supplemented from time to time in accordance with its terms.

         "Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment, security interest, lien, charge or encumbrance, or preference, priority or other security agreement or preferential arrangement in respect of any asset of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of, or agreement to give, any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction).

         "Make-Whole Amount" is defined in Section 8.6.

         "Material" means material in relation to the business, operations, affairs, financial condition, assets, properties, or prospects of Parent and its Subsidiaries taken as a whole.

         "Material Adverse Effect" means a material adverse effect on (a) the business, operations, affairs, financial condition, assets or properties of Parent and its Subsidiaries taken as a whole, or (b) the validity or enforceability of this Agreement or the Notes or any other Related Document, or (c) the ability of Parent, the Company or any Subsidiary Guarantor to perform its obligations under any Related Document to which it is a party.

         "Memorandum" is defined in Section 5.3.

         "Multiemployer Plan" means any Plan that is a "multiemployer plan" (as such term is defined in section 4001(a)(3) of ERISA).

         "Net Worth" means, at a particular date, all amounts which would be included under shareholders' equity on a balance sheet of an entity, determined in accordance with GAAP.

         "Notes" is defined in Section 1.

         "OFAC" is defined in Section 5.23.

         "Officer's Certificate" means a certificate of a Senior Financial Officer or of any other officer of Parent and/or the Company, as applicable, whose responsibilities extend to the subject matter of such certificate.

         "Other Lists" is defined in Section 5.23.

         "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA or any successor thereto.

         "Permitted Encumbrances" means as listed on Schedule 6.4 of this Agreement.

         "Permitted Subordinated Debt" means each of the promissory notes issued under the Subordinated Note Agreement in an aggregate principal amount not to exceed $25,000,000.

         "Person" means any individual, corporation, partnership, limited liability company, joint venture, trust, unincorporated association, government or political subdivision or other entity, body, organization or group.

         "Plan" means an "employee benefit plan" (as defined in section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by the Company or any ERISA Affiliate or with respect to which the Company or any ERISA Affiliate may have any liability.

         "Preferred Stock" means any class of capital stock of a corporation that is preferred over any other class of capital stock of such corporation as to the payment of dividends or the payment of any amount upon liquidation or dissolution of such corporation.

         "Property" or "Properties" means, unless otherwise specifically limited, real or personal property of any kind, tangible or intangible, choate or inchoate.

         "Related Documents" means this Agreement, any Note, any Collateral Document, the Intercreditor Agreement and any other document, certificate or other writing executed in connection with any of the foregoing.

         "Release" means the same meaning as given to that term in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. section 9601, et seq.), and the regulations promulgated thereunder.

         "Reportable Event" means any event with regard to a Plan described in section 4043(b) of ERISA or in regulations issued thereunder.

         "Required Holders" means, at any time, the Holders of at least 50% in principal amount of the Notes at the time outstanding (exclusive of Notes then owned by Parent, the Company or any Affiliates of either).

         "Responsible Officer" means any Senior Financial Officer and any other officer of Parent and/or the Company, as the case may be, with responsibility for the administration of the relevant portion of this Agreement.

         "SDN List" is defined in Section 5.23.

         "Secured Lender Group" means the Collateral Agent, any lender under the Credit Agreement and any Holder.

         "Securities Act" means the Securities Act of 1933, as amended from time to time.

         "Security Agreements" means each Security Agreement executed by Parent or any Subsidiary Guarantor in favor of the Collateral Agent on behalf of the Secured Lender Group, in substantially the form of Exhibit B-2 hereto, as it may be amended, modified or supplemented from time to time in accordance with its terms.

         "Security Interests" means a Lien granted to the Collateral Agent on behalf of the Secured Lender Group in Accounts, Inventory, Equipment, Investment Property, Documents, Instruments, General Intangibles, Chattel Paper, Letter of Credit Rights, Deposit Account and Fixtures, whether now owned or existing or hereafter acquired or arising wherever located, of the Parent and each Subsidiary Guarantor and any and all supporting obligations herefor and all products and procedures thereof.

         "Senior Financial Officer" means the chief financial officer, principal accounting officer, treasurer or comptroller of the Company.

         "Senior Funded Debt" means Indebtedness for borrowed money exclusive of Subordinated Debt.

         "Subsidiary" means, as to any Person, any corporation, association or other business entity in which such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries owns sufficient equity or voting interests to enable it or them (as a group) ordinarily, in the absence of contingencies, to elect a majority of the directors (or Persons performing similar functions) of such entity, and any partnership or joint venture if more than a 50% interest in the profits or capital thereof is owned by such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries (unless such partnership can and does ordinarily take major business actions without the prior approval of such Person or one or more of its Subsidiaries). Unless the context otherwise clearly requires, any reference to a "Subsidiary" is a reference to a Subsidiary of Parent.

         "Subsidiary Guarantor" means each Subsidiary a party to a Guaranty Agreement.

         "Subordinated Debt" means Indebtedness of Parent, the Company or any Subsidiary which is subordinated, in form and content satisfactory to the Required Holders, to any and all Indebtedness owing to any of the Holders.

         "Subordinated Note Agreement" means that certain Subordinated Note Agreement dated July 3, 2002 among Parent, the Company and The Prudential Insurance Company of America, as it may be amended, modified or supplemented from time to time in accordance with its terms.

         "Swap Agreement" means any agreement with respect to any swap, forward, future or derivative transaction or option or similar agreement involving, or settled by reference to, one or more rates, currencies, commodities, equity or debt instruments or securities, or economic, financial or pricing indices or measures of economic, financial or pricing risk or value or any similar transaction or any combination of these transactions; provided that no phantom stock or similar plan providing for payments only on account of services provided by current or former directors, officers, employees or consultants of Parent or the Subsidiaries shall be a Swap Agreement.

         "Total Liabilities" means at a particular date, the sum, without duplication, of (a) all amounts which would be included as liabilities on a balance sheet of an entity at such date, determined in accordance with GAAP and (b) any Indebtedness of such entity.

         "Wholly-Owned Subsidiary" means, at any time, any Subsidiary one hundred percent (100%) of all of the equity interests (except directors' qualifying shares) and voting interests of which are owned by any one or more of the Company and the Company's other Wholly-Owned Subsidiaries at such time.

Schedule 10.2

Permitted Indebtedness

1.     Indebtedness for borrowed money of Parent, the Company or any Subsidiary owing to third Persons from time to time in an aggregate principal amount not to exceed $50,000,000 in the aggregate at any time outstanding.

2.     Foreign exchange contracts of the Company having a maximum daily delivery risk of not more than $10,000,000.

3.    Indebtedness under this Agreement or under the Subordinated Note Agreement.

4.    Indebtedness under the Credit Agreement in an amount not to exceed $275,000,000.

5.    [Schedule of Existing Debt]

Schedule 10.4

Permitted Liens

(a)     [Describe Existing Liens]

(b)     liens for taxes, assessments, or other governmental charges or levies to the extent that payment thereof shall not at the time be required to be made in accordance with the provisions of Section 9.4;

(c)     liens of carriers, warehousemen, mechanics, materialmen and landlords incurred in the ordinary course of business for sums not overdue or being contested in good faith by appropriate proceedings and for which appropriate reserves with respect thereto have been established and maintained by the Company on a consolidated basis in accordance with GAAP;

(d)     liens incurred in the ordinary course of business in connection with workers' compensation, unemployment insurance, or other forms of governmental insurance or benefits, or to secure performance of tenders, statutory obligations, leases and contracts (other than for borrowed money) entered into in the ordinary course of business or to secure obligations on surety or appeal bonds;

(e)      easements, rights-of-way, zoning and similar restrictions and other similar encumbrances or title defects which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the business of Parent or its Subsidiaries; and

(f)     judgment liens securing amounts not in excess of $1,000,000 in existence less than 30 days after the entry thereof or with respect to which execution has been stayed or with respect to which the appropriate insurance carrier has agreed in writing that there is full coverage by insurance.

(g)     mortgages on real property owned by Parent and its Subsidiaries securing an amount not to exceed $10,000,000 in the aggregate.

(h)     liens in favor of the Collateral Agent for the benefit of the Secured Lender Group.

EXHIBIT 1

[FORM OF NOTE]
THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED OR SOLD IN VIOLATION OF SUCH ACT.
GIBRALTAR STEEL CORPORATION OF NEW YORK 7.35% SENIOR SECURED NOTE DUE JULY __, 2007

No. [_____] $25,000,000	July __, 2002 PPN[______________]

FOR VALUE RECEIVED, the undersigned, Gibraltar Steel Corporation of New York (herein called the "Company"), a corporation organized and existing under the laws of the State of New York, hereby promises to pay to THE PRUDENTIAL INSURANCE COMPANY OF AMERICA, or registered assigns, the principal sum of TWENTY-FIVE MILLION DOLLARS on July __, 2007, with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of 7.35% per annum from the date hereof, payable quarterly, on the __ day of January, April, July and October in each year, commencing with the January, April, July and October next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreement referred to below), payable quarterly as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 7.35% or (ii) 2.0% over the rate of interest publicly announced by Bank of New York from time to time in New York, New York as its "base" or "prime" rate.

Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at Bank of New York or at such other place as the holder of this Note shall have designated by written notice to the Company as provided in the Note Purchase Agreement referred to below.

This Note is one the Senior Secured Notes (herein called the "Notes") issued pursuant to that certain Note Purchase Agreement, dated as of July __, 2002 (as from time to time amended, the "Note Purchase Agreement"), among Gibraltar Steel Corporation, the Company and the respective purchasers named therein and is entitled to the benefits thereof. This Note is also entitled to the benefits of each Guaranty Agreement, each Security Agreement and each other Related Document, as each such term is defined in the Note Purchase Agreement. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in Section 20 of the Note Purchase Agreement and (ii) to have made the representation set forth in Section 6.2 of the Note Purchase Agreement.

This Note is a registered Note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company will not be affected by any notice to the contrary.

This Note is subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement, but not otherwise.

If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreement.

This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

GIBRALTAR STEEL CORPORATION OF NEW YORK BY Name: Title:

EXHIBIT 10.2

___________________________________________________________________________

GIBRALTAR STEEL CORPORATION
OF NEW YORK

$25,000,000

8.98% Senior Subordinated Notes due January 3, 2008

__________________________________________

SUBORDINATED NOTE
PURCHASE AGREEMENT

__________________________________________

Dated as of July 3, 2002

___________________________________________________________________________

TABLE OF CONTENTS

Section	Page

1.	Authorization of Notes		1
2.	Sale and Purchase of Notes		1
3.	Closing		1
4.	Conditions to Closing		2
	4.1.	Related Documents	2
	4.2.	Representations and Warranties	2
	4.3.	Performance; No Default	2
	4.4.	Certificates	2
	4.5.	Opinions of Counsel	3
	4.6.	Purchase Permitted By Applicable Law, Etc.	3
	4.7.	Credit Agreement	3
	4.8.	Payment of Special Counsel Fees	3
	4.9.	Private Placement Number	4
	4.10.	Changes in Corporate Structure	4
	4.11.	Proceedings and Documents	4
5.	Representations and Warranties		4
	5.1.	Organization; Power and Authority	4
	5.2.	Authorization, Etc.	4
	5.3.	Disclosure	4
	5.4.	Organization and Ownership of Shares of Subsidiaries; Affiliates	5
	5.5.	Financial Statements	6
	5.6.	Compliance with Laws, Other Instruments, Etc.	6
	5.7.	Governmental Authorizations, Etc.	6
	5.8.	Litigation; Observance of Agreements, Statutes and Orders	6
	5.9.	Taxes	7
	5.10.	Title to Property; Leases	7
	5.11.	Company Licenses, Permits, Etc.	7
	5.12.	Compliance with ERISA	7
	5.13.	Private Offering by the Company	8
	5.14.	Use of Proceeds; Margin Regulations	9
	5.15.	Existing Indebtedness; Future Liens	9
	5.16.	Foreign Assets Control Regulations, Etc.	9
	5.17.	Status under Certain Statutes	9
	5.18.	Environmental Matters	10
	5.19.	Fiscal Year	10
	5.20.	Default	10
	5.21.	Securities	10
	5.22.	USA Patriot Act	10
	5.23.	Solvency	11
6.	Representations of each Purchaser		11
	6.1.	Purchase for Investment	11
	6.2.	Source of Funds	12
7.	Information as to Parent and Company		13
	7.1.	Financial and Business Information	13
	7.2.	Officer's Certificate	15
	7.3.	Inspection	16
8.	Prepayment of the Notes		1
	8.1.	Optional Prepayments with Make-Whole Amount	16
	8.2.	Allocation of Partial Prepayments	17
	8.3.	Maturity; Surrender, Etc.	17
	8.4.	Purchase of Notes	17
	8.5.	Offer to Prepay Notes in the Event of a Change in Control	17
	8.6.	Make-Whole Amount	18
9.	Affirmative Covenants.		20
	9.1.	Compliance with Law	20
	9.2.	Insurance	20
	9.3.	Maintenance of Properties	20
	9.4.	Payment of Taxes and Claims	20
	9.5.	Corporate Existence, Etc.	21
	9.6.	Fair Labor Standards Act	21
	9.7.	USA Patriot Act	21
	9.8.	No Integration	21
10.	Negative Covenants		22
	10.1.	Transactions with Affiliates	22
	10.2.	Guarantees	22
	10.3.	Liens	22
	10.4.	Accumulated Funding Deficiency	23
	10.5.	Compliance with Law	23
	10.6.	Expansions, Mergers, Acquisitions and Joint Ventures	23
	10.7.	Loans and Advances	23
	10.8.	Dividends	24
	10.9.	Stock	24
	10.10.	Sale of Assets	24
	10.11.	Interest Coverage Ratio	24
	10.12.	Net Worth	24
	10.13.	Adjusted Debt/EBITDA	24
	10.14.	USA Patriot Act	24
	10.15	Environmental Compliance	24
11.	Events of Default		25
12.	Remedies on Default, Etc.		27
	12.1.	Acceleration	27
	12.2.	Other Remedies	2
	12.3.	Rescission	27
	12.4.	No Waivers or Election of Remedies, Expenses, Etc.	28
13.	subordination.		28
14.	Registration; Exchange; Substitution of Notes.		31
	14.1.	Registration of Notes	31
	14.2.	Transfer and Exchange of Notes	32
	14.3.	Replacement of Notes	32
15.	Payments on Notes		33
	15.1.	Place of Payment	33
	15.2.	Home Office Payment	33
16.	Expenses, Etc.		33
	16.1.	Transaction Expenses	33
	16.2.	Survival	34
17.	Survival of Representations and Warranties; Entire Agreement		34
18.	Amendment and Waiver		34
	18.1.	Requirements	34
	18.2.	Solicitation of Holders	34
	18.3.	Binding Effect, Etc.	35
	18.4.	Notes held by Company, Etc.	35
19.	Notices		35
20.	Reproduction of Documents		36
21.	Confidential Information		36
22.	Substitution of Purchaser		37
23.	Miscellaneous		38
	23.1.	Successors and Assigns	38
	23.2.	Payments Due on Non-Business Days	38
	23.3.	Severability	38
	23.4.	Construction	38
	23.5.	Counterparts	38
	23.6.	Governing Law/Submission to Jurisdiction/Waiver of Jury	38
	23.7.	Capitalized Terms/Interpretation	39

SCHEDULE A	--	INFORMATION RELATING TO PURCHASERS

SCHEDULE B	--	DEFINED TERMS

SCHEDULE 4.10	--	Changes in Corporate Structure

SCHEDULE 5.3	--	Disclosure Materials

SCHEDULE 5.4	--	Subsidiaries of the Company and Ownership of Subsidiary Stock

SCHEDULE 5.5	--	Financial Statements

SCHEDULE 5.8	--	Certain Litigation

SCHEDULE 5.14	--	Use of Proceeds

SCHEDULE 5.15	--	Existing Indebtedness

EXHIBIT 1	--	Form of 8.98% Senior Note due January 3, 2008

EXHIBIT 4.5(a)	--	Form of Opinion of Special Counsel for the Company
EXHIBIT 4.5(b)	--	Form of Opinion of Special Counsel for the Purchasers

GIBRALTAR STEEL CORPORATION

OF NEW YORK

3556 Lakeshore Road

Buffalo, New York 14219

8.98% Senior Subordinated Notes due January 3, 2008

as of July 3, 2002

TO EACH OF THE PURCHASERS LISTED IN
     THE ATTACHED SCHEDULE A:

Ladies and Gentlemen:

Gibraltar Steel Corporation of New York, a New York corporation (the "Company") and Gibraltar Steel Corporation, a Delaware corporation ("Parent"), agrees with you as follows:

1.     Authorization of Notes.

The Company will authorize the issue and sale of $25,000,000 aggregate principal amount of its 8.98% Senior Subordinated Notes due January 3, 2008 (the "Notes", such term to include any such notes issued in substitution therefor pursuant to Section 14 of this Agreement). The Notes shall be substantially in the form set out in Exhibit 1, with such changes therefrom, if any, as may be approved by you and the Company.

2.     Sale and Purchase of Notes.

Subject to the terms and conditions of this Agreement, the Company will issue and sell to you and you will purchase from the Company, at the Closing provided for in Section 3, Notes in the principal amount specified opposite your name in Schedule A at the purchase price of 100% of the principal amount thereof.

3.     Closing.

The sale and purchase of the Notes to be purchased by you shall occur at the offices of King & Spalding, 1185 Avenue of the Americas, New York, NY 10036, at 10:00 a.m., Eastern time, at a closing (the "Closing") on July 3, 2002. At the Closing the Company will deliver to you the Notes to be purchased by you in the form of a single Note (or such greater number of Notes in denominations of at least $100,000 as you may request) dated the date of the Closing and registered in your name (or in the name of your nominee), against delivery by you to the Company or its order of immediately available funds in the amount of the purchase price therefor by wire transfer of immediately available funds for the account of the Company to account number 000-073-2891 at Chase Manhattan Bank, N.A., ABA number 021000021. If at the Closing the Company shall fail to tender such Notes to you as provided above in this Section 3, or any of the conditions specified in Section 4 shall not have been fulfilled to your satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby waiving any rights you may have by reason of such failure or such nonfulfillment.

4.     Conditions to Closing.

Your obligation to purchase and pay for the Notes to be sold to you at the Closing is subject to the fulfillment to your satisfaction, prior to or at the Closing, of the following conditions:

4.1.     Related Documents.

Each of the following Related Documents shall have been duly executed and delivered by the parties thereto:

         (a)     this Agreement; and

         (b)     each of the Notes.

4.2.     Representations and Warranties.

The representations and warranties of Parent, the Company and Subsidiaries in this Agreement or any other Related Document to which it is a party shall be correct when made and at the time of the Closing.

4.3.     Performance; No Default.

Each of Parent and the Company shall have performed and complied with all agreements and conditions contained in this Agreement or any other Related Document to which it is a party required to be performed or complied with by it prior to or at the Closing and after giving effect to the issue and sale of the Notes (and the application of the proceeds thereof as contemplated by Schedule 5.14) no Default or Event of Default shall have occurred and be continuing. Neither Parent nor the Company nor any Subsidiary shall have entered into any transaction since the date of the Memorandum that would have been prohibited by Sections 10.1, 10.6, 10.7 or 10.10 hereof had such Sections applied since such date.

4.4.     Certificates.

         (a)     Officer's Certificate.  Parent and the Company shall have delivered to you an Officer's Certificate, dated the date of the Closing, certifying that the conditions specified in Sections 4.2, 4.3 and 4.10 have been fulfilled.

         (b)     Secretary's Certificate.  Each of Parent and the Company shall have delivered to you a certificate certifying as to the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of each Related Document to which it is a party including without limitation its constituent documents.

         (c)     Good Standing Certificates.  Each of Parent and the Company shall have delivered good standing certificates for it, issued by the Secretary of State or other appropriate official of its jurisdiction of incorporation and each jurisdiction where the conduct of its business activities or ownership of its property necessitates qualification.

4.5.     Opinions of Counsel.

You shall have received opinions in form and substance satisfactory to you, dated the date of the Closing (a) from Lippes, Silverstein, Mathias & Wexler LLP, counsel for the Company, covering the matters set forth in Exhibit 4.5(a) and covering such other matters incident to the transactions contemplated hereby as you or your counsel may reasonably request (and the Company hereby instructs its counsel to deliver such opinion to you) and (b) from King & Spalding, your special counsel in connection with such transactions, substantially in the form set forth in Exhibit 4.5(b) and covering such other matters incident to such transactions as you may reasonably request.

4.6.     Purchase Permitted By Applicable Law, Etc.

On the date of the Closing your purchase of Notes shall (i) be permitted by the laws and regulations of each jurisdiction to which you are subject, without recourse to provisions (such as Section 1405(a)(8) of the New York Insurance Law) permitting limited investments by insurance companies without restriction as to the character of the particular investment, (ii) not violate any applicable law or regulation (including, without limitation, Regulation T or X of the Board of Governors of the Federal Reserve System) and (iii) not subject you to any tax, penalty or liability under or pursuant to any applicable law or regulation, which law or regulation was not in effect on the date hereof. If requested by you, you shall have received an Officer's Certificate certifying as to such matters of fact as you may reasonably specify to enable you to determine whether such purchase is so permitted.

4.7.     Credit Agreement.

Each Holder has received a true, correct and complete copy of the Credit Agreement (including all Exhibits and Schedules thereto) and any other document executed in connection therewith and all amendments and waivers relating thereto. As of the Closing, none of such documents and agreements has been amended or supplemented, nor have any of the provisions thereof been waived except pursuant to a written agreement or instrument which has been consented to by each of the Holders in writing. Each of the Credit Agreement and each such other document has been duly executed and delivered by the parties thereto and is in full force and effect.

4.8.     Payment of Special Counsel Fees.

Without limiting the provisions of Section 16.1, the Company shall have paid on or before the Closing the reasonable fees, charges and disbursements of your special counsel referred to in Section 4.5 to the extent reflected in a statement of such counsel rendered to the Company at least one Business Day prior to the Closing.

4.9.     Private Placement Number.

A Private Placement number issued by Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of Insurance Commissioners) shall have been obtained for the Notes.

4.10.     Changes in Corporate Structure.

Each of Parent and the Company shall not have changed its jurisdiction of incorporation or been a party to any merger or consolidation and shall not have succeeded to all or any substantial part of the liabilities of any other entity, at any time following the date of the most recent financial statements referred to in Schedule 5.5.

4.11.     Proceedings and Documents.

All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.

5.     Representations and Warranties.

Each of Parent and the Company represents and warrants to you that:

5.1.     Organization; Power and Authority.

Each of Parent and the Company is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each of Parent and the Company has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts, to execute and deliver each Related Document to which it is a party and to perform the provisions thereof.

5.2.     Authorization, Etc.

Each Related Document has been duly authorized by all necessary corporate action on the part of Parent and the Company, and each Related Document constitutes a legal, valid and binding obligation of Parent and the Company, as the case may be, enforceable against it in accordance with its terms.

5.3.     Disclosure.

The Company, through its agent, McDonald Investments Inc. has delivered to you a copy of a Private Placement Memorandum, dated May, 2002 (the "Memorandum"), relating to the transactions contemplated hereby. The Memorandum fairly describes, in all material respects, the general nature of the business and principal properties of the Company and its Subsidiaries. Except as disclosed in Schedule 5.3, this Agreement, the Memorandum, the documents, certificates or other writings delivered to you by or on behalf of the Company in connection with the transactions contemplated hereby and the financial statements listed in Schedule 5.5, taken as a whole, do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which they were made. Except as disclosed in the Memorandum or as expressly described in Schedule 5.3, or in one of the documents, certificates or other writings identified therein, or in the financial statements listed in Schedule 5.5, since December 31, 2001, there has been no change in the financial condition, operations, business, properties or prospects of Parent, the Company or any Subsidiary except changes that individually or in the aggregate could not reasonably be expected to have a Material Adverse Effect. There is no fact known to Parent or the Company that could reasonably be expected to have a Material Adverse Effect that has not been set forth herein or in the Memorandum or in the other documents, certificates and other writings delivered to you by or on behalf of Parent or the Company specifically for use in connection with the transactions contemplated hereby.

5.4.     Organization and Ownership of Shares of Subsidiaries; Affiliates.

         (a)     Schedule 5.4 contains (except as noted therein) complete and correct lists (i) of Parent's Subsidiaries, showing, as to each Subsidiary, the correct name thereof, the jurisdiction of its organization, and the percentage of shares of each class of its capital stock or similar equity interests outstanding owned by Parent and each other Subsidiary, (ii) of Parent's Affiliates, other than Subsidiaries, and (iii) of Parent's directors and senior officers of Parent and the Company.

         (b)     All of the outstanding shares of capital stock or similar equity interests of each Subsidiary shown in Schedule 5.4 as being owned by Parent and its Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by Parent or another Subsidiary free and clear of any Lien.

         (c)     Each Subsidiary identified in Schedule 5.4 is a corporation or other legal entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such Subsidiary has the corporate or other power and authority to own or hold under lease the properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact, to execute and deliver each Related Document to which it is a party and to perform the provisions thereof.

         (d)     No Subsidiary is a party to, or otherwise subject to any legal restriction or any agreement (other than this Agreement, the agreements listed on Schedule 5.4 and customary limitations imposed by corporate law statutes) restricting the ability of such Subsidiary to pay dividends out of profits or make any other similar distributions of profits to Parent or any of its Subsidiaries that owns outstanding shares of capital stock or similar equity interests of such Subsidiary.

5.5.     Financial Statements.

Parent has delivered to each Purchaser copies of the Consolidated financial statements of Parent and its Subsidiaries listed on Schedule 5.5. All of said financial statements (including in each case the related schedules and notes) fairly present in all material respects the consolidated financial position of Parent and its Subsidiaries as of the respective dates specified in such Schedule and the consolidated results of their operations and cash flows for the respective periods so specified and have been prepared in accordance with GAAP consistently applied throughout the periods involved except as set forth in the notes thereto (subject, in the case of any interim financial statements, to normal year-end adjustments).

5.6.     Compliance with Laws, Other Instruments, Etc.

The execution, delivery and performance by Parent or the Company of any Related Document to which it is a party will not (i) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of Parent, the Company or any Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other agreement or instrument to which Parent, the Company or any Subsidiary is bound or by which Parent, the Company or any Subsidiary or any of their respective properties may be bound or affected, (ii) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to Parent, the Company or any Subsidiary or (iii) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to Parent, the Company or any Subsidiary.

5.7.     Governmental Authorizations, Etc.

No consent, approval or authorization of, or registration, filing or declaration with, any Governmental Authority is required in connection with the execution, delivery or performance by Parent or the Company of any Related Document to which it is a party.

5.8.     Litigation; Observance of Agreements, Statutes and Orders.

         (a)     There are no actions, suits or proceedings pending or, to the knowledge of Parent or the Company, threatened against Parent, the Company or any Subsidiary or any property of Parent, the Company or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

         (b)     Neither Parent nor the Company nor any Subsidiary is in default under any term of any agreement or instrument to which it is a party or by which it is bound, or any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

5.9.     Taxes.

Parent and its Subsidiaries have filed all tax returns that are required to have been filed in any jurisdiction, and have paid all taxes shown to be due and payable on such returns and all other taxes and assessments levied upon them or their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any taxes and assessments (i) the amount of which is not individually or in the aggregate Material or (ii) the amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which Parent or a Subsidiary, as the case may be, has established adequate reserves in accordance with GAAP. Neither Parent nor the Company knows of any basis for any tax or assessment that could reasonably be expected to have a Material Adverse Effect. The charges, accruals and reserves on the books of Parent and its Subsidiaries in respect of Federal, state or other taxes for all fiscal periods are adequate. The Federal income tax liabilities of Parent and its Subsidiaries have been determined by the Internal Revenue Service and paid for all fiscal years up to and including the fiscal year ended 1993.

5.10.     Title to Property; Leases.

Parent, the Company and its Subsidiaries have good and sufficient title to their respective properties that individually or in the aggregate are Material, including all such properties reflected in the most recent audited balance sheet referred to in Section 5.5 or purported to have been acquired by Parent or any Subsidiary after said date (except as sold or otherwise disposed of in the ordinary course of business), in each case free and clear of Liens prohibited by this Agreement. All leases that individually or in the aggregate are Material are valid and subsisting and are in full force and effect in all material respects.

5.11.     Licenses, Permits, Etc.

         (a)     Parent and its Subsidiaries own or possess all licenses, permits, franchises, authorizations, patents, copyrights, service marks, trademarks and trade names, or rights thereto, that individually or in the aggregate are Material, without known conflict with the rights of others;

         (b)     to the knowledge of Parent and the Company, no product of Parent or any of its Subsidiaries infringes in any material respect any license, permit, franchise, authorization, patent, copyright, service mark, trademark, trade name or other right owned by any other Person; and

         (c)     to the knowledge of Parent, the Company, there is no Material violation by any Person of any right of the Company or any of its Subsidiaries with respect to any patent, copyright, service mark, trademark, trade name or other right owned or used by the Company or any of its Subsidiaries.

5.12.     Compliance with ERISA.

         (a)     Parent, the Company and each ERISA Affiliate have operated and administered each Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. Neither Parent, the Company nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in section 3 of ERISA), and no event, transaction or condition has occurred or exists that could reasonably be expected to result in the incurrence of any such liability by Parent, the Company or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, properties or assets of Parent, the Company or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not be individually or in the aggregate Material.

         (b)     The present value of the aggregate benefit liabilities under each of the Plans (other than Multiemployer Plans), determined as of the end of such Plan's most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan's most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities . The term "benefit liabilities" has the meaning specified in section 4001 of ERISA and the terms "current value" and "present value" have the meaning specified in section 3 of ERISA.

         (c)     Parent, the Company and their ERISA Affiliates have not incurred withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans that individually or in the aggregate are Material.

         (d)     The expected postretirement benefit obligation (determined as of the last day of Parent's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of Parent and its Subsidiaries is not Material.

         (e)     The execution and delivery of any Related Document will not involve any transaction that is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A)-(D) of the Code. The representation by Parent and the Company in the first sentence of this Section 5.12(e) is made in reliance upon and subject to (i) the accuracy of your representation in Section 6.2 as to the sources of the funds used to pay the purchase price of the Notes to be purchased by you and (ii) the assumption, made solely for the purpose of making such representation, that Department of Labor Interpretive Bulletin 75-2 with respect to prohibited transactions remains valid in the circumstances of the transactions contemplated herein.

5.13.     Private Offering by the Company.

Neither Parent, the Company nor anyone acting on its behalf has offered the Notes or any similar securities for sale to, or solicited any offer to buy any of the same from, or otherwise approached or negotiated in respect thereof with, any person other than you and not more than 12 other Institutional Investors, each of which has been offered the Notes at a private sale for investment. Neither Parent nor the Company nor anyone acting on its behalf has taken, or will take, any action that would subject the issuance or sale of the Notes to the registration requirements of Section 5 of the Securities Act.

5.14.     Use of Proceeds; Margin Regulations.

The Company will apply the proceeds of the sale of the Notes for the repayment of Indebtedness. No part of the proceeds from the sale of the Notes hereunder will be used, directly or indirectly or for the purpose of buying or carrying or trading in any securities under such circumstances as to involve the Company in a violation of Regulation X of said Board (12 CFR 224) or to involve any broker or dealer in a violation of Regulation T of said Board (12 CFR 220). Margin stock does not constitute any of the value of the consolidated assets of the Company and its Subsidiaries and the Company does not have any present intention that margin stock will constitute any portion of the value of such assets. As used in this Section, the terms "margin stock" and "purpose of buying or carrying" shall have the meanings assigned to them in said Regulation X.

5.15.     Existing Indebtedness; Future Liens.

         (a)     Except as described therein, Schedule 5.15 sets forth a complete and correct list of all outstanding Indebtedness of Parent and its Subsidiaries as of [____________________], since which date there has been no Material change in the amounts, interest rates, sinking funds, instalment payments or maturities of the Indebtedness of Parent or its Subsidiaries. Neither Parent nor any Subsidiary is in default and no waiver of default is currently in effect, in the payment of any principal or interest on any Indebtedness of Parent or such Subsidiary and no event or condition exists with respect to any Indebtedness of Parent or any Subsidiary that would permit (or that with notice or the lapse of time, or both, would permit) one or more Persons to cause such Indebtedness to become due and payable before its stated maturity or before its regularly scheduled dates of payment.

         (b)     Except as disclosed in Schedule 5.15, neither Parent nor any Subsidiary has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by Section 10.3.

5.16.     Foreign Assets Control Regulations, Etc.

Neither the sale of the Notes by the Company hereunder nor its use of the proceeds thereof will violate the Trading with the Enemy Act, as amended, or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) or any enabling legislation or executive order relating thereto.

5.17.     Status under Certain Statutes.

Neither Parent nor the Company nor any Subsidiary is subject to regulation under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the Interstate Commerce Act, as amended, or the Federal Power Act, as amended.

5.18.     Environmental Matters.

         (a)     Neither Parent nor the Company nor any Subsidiary has knowledge of any claim or has received any notice of any claim, and no proceeding has been instituted raising any claim against Parent or the Company or any of its Subsidiaries or any of their respective real properties now or formerly owned, leased or operated by any of them or other assets, alleging any damage to the environment or violation of any Environmental Laws, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect.

         (b)     Neither Parent nor the Company nor any Subsidiary has knowledge of any facts which would give rise to any claim, public or private, of violation of Environmental Laws or damage to the environment emanating from, occurring on or in any way related to real properties now or formerly owned, leased or operated by any of them or to other assets or their use, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect.

         (c)     Neither Parent nor the Company nor any of its Subsidiaries has (i) stored any Hazardous Materials on real properties now or formerly owned, leased or operated by any of them and (ii) disposed of any Hazardous Materials in a manner contrary to any Environmental Laws in the case of clause (i) and (ii) in any manner that could reasonably be expected to result in a Material Adverse Effect.

         (d)     All buildings on all real properties now owned, leased or operated by Parent or any of its Subsidiaries are in compliance with applicable Environmental Laws, except where failure to comply could not reasonably be expected to result in a Material Adverse Effect.

5.19.     Fiscal Year.

The fiscal year of Parent and the Company is the calendar year ending, December 31.

5.20.     Default.

There does not exist any Default or Event of Default.

5.21.     Securities.

Each outstanding share of stock, debenture, bond, note and other security of Parent, the Company and each Subsidiary has been validly issued in full compliance with each statute, regulation and other law, and, if a share of stock, is fully paid and nonassessable.

5.22.     USA Patriot Act.

Neither Parent nor the Company nor any Subsidiary (i) is listed on the Specially Designated Nationals and Blocked Persons List (the "SDN List") maintained by the Office of Foreign Assets Control, Department of the Treasury ("OFAC"), or on any other list of terrorists or terrorist organizations maintained pursuant to any of the rules and regulations of OFAC or pursuant to any other applicable Executive Order (such other lists are referred to herein, collectively, as the "Other Lists"; the SDN List and the Other Lists are referred to herein, collectively, as the "Lists"), (ii) nor is it a person who has been determined by competent authority to be subject to the prohibitions contained in Executive Order No. 13224 (Sept. 23, 2001) or any other similar prohibitions contained in the rules and regulations of OFAC or in any enabling legislation or other Executive Orders in respect thereof, (iii) as of the date hereof, it is not controlled by, nor does it act for or on behalf of, any person on the Lists or any other person who has been determined by competent authority to be subject to the prohibitions contained in Executive Order No. 13224 (Sept. 23, 2001) or similar prohibitions contained in the rules and regulations of OFAC or any enabling legislation or other Executive Orders in respect thereof, and (iv) it is in material compliance with the requirements of Executive Order No. 13224 (Sept. 23, 2001) and other similar requirements contained in the rules and regulations of OFAC and in any enabling legislation or other Executive Orders in respect thereof.

5.23.     Solvency.

As of the Closing and after giving the effect to the transactions contemplated hereunder and under the Credit Agreement and the Senior Note Agreement on such date, and to all other Indebtedness being incurred on such date in connection therewith (a) the amount of the "present fair salable value" of the assets of Parent and the Company will, as of such date, exceed the amount of all "liabilities of Parent and the Company, contingent or otherwise," as of such date, as such quoted terms are determined in accordance with applicable federal and state laws governing determinations of the solvency of debtors, (b) the present fair salable value of the assets of Parent and the Company will, as of the Closing, be greater than the amount that will be required to pay the liability of Parent and the Company on its debts as such debts become absolute and matured, (c) Parent and the Company will not have, as of the Closing, an unreasonably small amount of capital with which to conduct its business, and (d) Parent and the Company will be able to pay its debts as they mature. For purposes of this Section 5.23, "debt" means "liability or a claim", and "claim" means any (x) right to payment, whether or not such a right is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured or unsecured; or (y) right to an equitable remedy for breach of performance if such breach gives rise to a right to payment, whether or not such right to an equitable remedy is reduced to judgment, fixed, contingent, matured or unmatured, disputed, undisputed, secured or unsecured.

6.     Representations of each Purchaser.

6.1.     Purchase for Investment.

You represent that you are purchasing the Notes for your own account or for one or more separate accounts maintained by you or for the account of one or more pension or trust funds and not with a view to the distribution thereof, provided that the disposition of your or their property shall at all times be within your or their control. You understand that the Notes have not been registered under the Securities Act and may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and that the Company is not required to register the Notes.

6.2.     Source of Funds.

You represent that at least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by you to pay the purchase price of the Notes to be purchased by you hereunder:

         (a)     the Source is an "insurance company general account" (as the term is defined in the United States Department of Labor's Prohibited Transaction Exemption ("PTE") 95-60) in respect of which the reserves and liabilities (as defined by the annual statement for life insurance companies approved by the National Association of Insurance Commissioners (the "NAIC Annual Statement")) for the general account contract(s) held by or on behalf of any employee benefit plan together with the amount of the reserves and liabilities for the general account contract(s) held by or on behalf of any other employee benefit plans maintained by the same employer (or affiliate thereof as defined in PTE 95-60) or by the same employee organization in the general account do not exceed 10% of the total reserves and liabilities of the general account (exclusive of separate account liabilities) plus surplus as set forth in the NAIC Annual Statement filed with such Purchaser's state of domicile; or

         (b)     the Source is a separate account that is maintained solely in connection with such Purchaser's fixed contractual obligations under which the amounts payable, or credited, to any employee benefit plan (or its related trust) that has any interest in such separate account (or to any participant or beneficiary of such plan (including any annuitant)) are not affected in any manner by the investment performance of the separate account; or

         (c)     the Source is either (i) an insurance company pooled separate account, within the meaning of PTE 90-1 or (ii) a bank collective investment fund, within the meaning of the PTE 91-38 and, except as disclosed by such Purchaser to the Company in writing pursuant to this clause (c), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

         (d)     the Source constitutes assets of an "investment fund" (within the meaning of Part V of PTE 84-14 (the "QPAM Exemption")) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (i) the identity of such QPAM and (ii) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this clause (d); or

         (e)     the Source constitutes assets of a "plan(s)" (within the meaning of Section IV of PTE 96-23 (the "INHAM Exemption")) managed by an "in-house asset manager" or "INHAM" (within the meaning of Part IV of the INHAM exemption), the conditions of Part I(a), (g) and (h) of the INHAM Exemption are satisfied, neither the INHAM nor a person controlling or controlled by the INHAM (applying the definition of "control" in Section IV(h) of the INHAM Exemption) owns a 5% or more interest in the Company and (i) the identity of such INHAM and (ii) the name(s) of the employee benefit plan(s) whose assets constitute the Source have been disclosed to the Company in writing pursuant to this clause (e); or

         (f)     the Source is a governmental plan; or

         (g)    the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this clause (g); or

         (h)     the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA.

As used in this Section 6.2, the terms "employee benefit plan," "governmental plan," and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

7.     Information as to Parent and Company.

7.1.    Financial and Business Information.

Parent shall deliver to each Holder that is an Institutional Investor:

         (a)     Quarterly Statements -- within 45 days after the end of each quarterly fiscal period in each fiscal year of Parent (other than the last quarterly fiscal period of each such fiscal year), duplicate copies of,

                  (i)     a consolidated balance sheet of Parent and its Subsidiaries as at the end of such quarter, and

                  (ii)     consolidated statement of income and cash flows of Parent and its Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, and certified by a Senior Financial Officer as fairly presenting, in all material respects, the financial position of the companies being reported on and their results of operations and cash flows, subject to changes resulting from year-end adjustments, provided that delivery within the time period specified above of copies of the Company's Quarterly Report on Form 10-Q prepared in compliance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(a);

         (b)     Annual Statements -- within 90 days after the end of each fiscal year of Parent, duplicate copies of,

                  (i)     a consolidated balance sheet of Parent and its Subsidiaries, as at the end of such year, and

                  (ii)    consolidated statements of income and cash flows of the Company and its Subsidiaries, for such year,

setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances, and provided that the delivery within the time period specified above of Parent's Annual Report on Form 10-K for such fiscal year (together with Parent's annual report to shareholders, if any, prepared pursuant to Rule 14a-3 under the Exchange Act) prepared in accordance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(b);

         (c)     SEC and Other Reports -- promptly upon their becoming available, one copy of (i) each financial statement, report, notice or proxy statement sent by Parent, the Company or any Subsidiary to public securities holders generally, and (ii) each regular or periodic report, each registration statement (without exhibits except as expressly requested by such holder), and each prospectus and all amendments thereto filed by Parent, the Company or any Subsidiary with the Securities and Exchange Commission and of all press releases and other statements made available generally by Parent, the Company or any Subsidiary to the public concerning developments that are Material;

         (d)     Notice of Default or Event of Default -- promptly after a Responsible Officer becoming aware of the existence of any Default or Event of Default or that any Person has given any notice or taken any action with respect to a claimed default hereunder or that any Person has given any notice or taken any action with respect to a claimed default of the type referred to in Section 11(f), a written notice specifying the nature and period of existence thereof and what action Parent, the Company is taking or proposes to take with respect thereto;

         (e)     Notices from Governmental Authority -- promptly, and in any event within 30 days of receipt thereof, copies of any notice to Parent, the Company or any Subsidiary from any Federal or state Governmental Authority relating to any order, ruling, statute or other law or regulation that could reasonably be expected to have a Material Adverse Effect;

         (f)     Litigation -- promptly after a Responsible Officer becomes aware of any of the following, a written notice of the institution or filing of any litigation, action, suit, claim, counterclaim, or administrative proceeding against, or investigation of, Parent, the Company or any Subsidiary to which Parent, the Company or any Subsidiary is a party by or before any regulatory body or governmental agency (i) the outcome of which involves more than $5,000,000 singularly or cumulatively, except for litigation in which the contingent liability is fully covered by insurance, or (ii) which questions the validity of this Agreement, the Notes, any other Related Document and any action taken or to be taken pursuant to any of the foregoing; and furnish or cause to be furnished to each Institutional Investor such information regarding the same as such Institutional Investor may request;

         (g)     Judgments -- promptly after a Responsible Officer becomes aware of any of the following, a written notice of any judgment, order or award of any court, agency or other governmental agency or any arbitrator, the outcome of which may have a Material Adverse Effect or which involves more than $5,000,000 unless adequately covered by insurance and any action taken or to be taken pursuant to any of the foregoing; and furnish or cause to be furnished to each Institutional Investor such information regarding the same as such Institutional Investor may request;

         (h)     promptly (i) copies of any documents received from the United States Environmental Protection Agency or any state, county or municipal environmental or health agency concerning Parent's or the Company's or any Subsidiary's operations except documents of general applicability; and (ii) copies of any documents submitted by Parent, the Company or any Subsidiary to the United States Environmental Protection Agency or any state, county or municipal environmental or health agency concerning its operations, except submissions in the ordinary course of business; and

         (i)     Requested Information -- with reasonable promptness, such other data and information relating to the business, operations, affairs, financial condition, assets or properties of Parent, the Company or any of its Subsidiaries or relating to the ability of Parent, the Company to perform its obligations hereunder and under the Notes as from time to time may be reasonably requested by any such holder of Notes.

7.2.     Officer's Certificate.

Each set of financial statements delivered to a Holder pursuant to Section 7.1(a) or Section 7.1(b) hereof shall be accompanied by a certificate of a Senior Financial Officer setting forth:

         (a)     Covenant Compliance -- the information (including detailed calculations) required in order to establish whether the Company was in compliance with the requirements of Section 10.10 through Section 10.13 hereof, inclusive, during the quarterly or annual period covered by the statements then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amount, ratio or percentage then in existence); and

         (b)     Event of Default -- a statement that such officer has reviewed the relevant terms hereof and has made, or caused to be made, under his or her supervision, a review of the transactions and conditions of Parent, the Company and its Subsidiaries from the beginning of the quarterly or annual period covered by the statements then being furnished to the date of the certificate and that such review shall not have disclosed the existence as of such date of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists (including, without limitation, any such event or condition resulting from the failure of Parent, the Company or any Subsidiary to comply with any Environmental Law), specifying the nature and period of existence thereof and what action the Company shall have taken or proposes to take with respect thereto.

7.3.     Inspection.

Parent and the Company shall permit the representatives of each Holder that is an Institutional Investor:

         (a)     No Default -- if no Default or Event of Default then exists, at the expense of such Holder and upon reasonable prior notice to Parent and the Company, to visit the principal executive office of Parent and the Company, to discuss the affairs, finances and accounts of Parent, the Company and its Subsidiaries with Parent's and the Company's officers, and (with the consent of Parent and the Company, which consent will not be unreasonably withheld) its independent public accountants, and (with the consent of Parent and the Company, which consent will not be unreasonably withheld) to visit the other offices and properties of Parent, the Company and each Subsidiary, all at such reasonable times and as often as may be reasonably requested in writing; and

         (b)     Default -- if a Default or Event of Default then exists, at the expense of Parent and the Company to visit and inspect any of the offices or properties of Parent, the Company or any Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers and independent public accountants (and by this provision Parent and the Company authorizes said accountants to discuss the affairs, finances and accounts of Parent, the Company and its Subsidiaries), all at such times and as often as may be requested.

8.     Prepayment of the Notes.

8.1.     Optional Prepayments with Make-Whole Amount.

Subject to Section 13 hereof and the Company's compliance with the terms of the Senior Note Agreement and the Credit Agreement, the Company may, at its option, upon notice as provided below, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than $5,000,000 plus $100,000 increments in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus the Make-Whole Amount determined for the prepayment date with respect to such principal amount. The Company will give each Holder written notice of each optional prepayment under this Section 8.1 not less than 30 days and not more than 60 days prior to the date fixed for such prepayment. Each such notice shall specify such date, the aggregate principal amount of the Notes to be prepaid on such date, the principal amount of each Note held by such Holder to be prepaid (determined in accordance with Section 8.2), and the interest to be paid on the prepayment date with respect to such principal amount being prepaid, and shall be accompanied by a certificate of a Senior Financial Officer as to the estimated Make-Whole Amount due in connection with such prepayment (calculated as if the date of such notice were the date of the prepayment), setting forth the details of such computation. Two Business Days prior to such prepayment, the Company shall deliver to each Holder a certificate of a Senior Financial Officer specifying the calculation of such Make-Whole Amount as of the specified prepayment date.

8.2.     Allocation of Partial Prepayments.

In the case of each partial prepayment of the Notes, the principal amount of the Notes to be prepaid shall be allocated among all of the Notes at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof not theretofore called for prepayment.

8.3.     Maturity; Surrender, Etc.

In the case of each prepayment of Notes pursuant to this Section 8, the principal amount of each Note to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date and the applicable Make-Whole Amount, if any. From and after such date, unless the Company shall fail to pay such principal amount when so due and payable, together with the interest and Make-Whole Amount, if any, as aforesaid, interest on such principal amount shall cease to accrue. Any Note paid or prepaid in full shall be surrendered to the Company and cancelled and shall not be reissued, and no Note shall be issued in lieu of any prepaid principal amount of any Note.

8.4.     Purchase of Notes.

The Company will not and will not permit any Affiliate to purchase, redeem, prepay or otherwise acquire, directly or indirectly, any of the outstanding Notes except upon the payment or prepayment of the Notes in accordance with the terms of this Agreement and the Notes. The Company will promptly cancel all Notes acquired by it or any Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement and no Notes may be issued in substitution or exchange for any such Notes.

8.5.     Offer to Prepay Notes in the Event of a Change in Control.

         (a)     Notice of Impending Change in Control. The Company shall give to each Holder prompt written notice of any impending Change in Control for which it has received a written offer or notice.

         (b)     Notice of Occurrence of Change in Control. The Company will promptly after any Responsible Officer has knowledge of the occurrence of any Change in Control, give written notice of such Change in Control to each Holder. Such notice shall contain and constitute an offer to prepay the Notes as described in clause (c) and shall be accompanied by the certificate described in clause (f) hereof.

         (c)     Offer to Prepay Notes. The offer to prepay Notes contemplated by the foregoing clause (b) shall be an offer to prepay, in accordance with and subject to this Section 8.5, all, but not less than all, the Notes held by each Holder (in this case only, "Holder" in respect of any Note registered in the name of a nominee for a disclosed beneficial owner shall mean such beneficial owner) on a date specified in such offer (the "Proposed Prepayment Date"). Such Proposed Prepayment Date shall be not less than 30 days and not more than 90 days after the date of such offer (if the Proposed Prepayment Date shall not be specified in such offer, the Proposed Prepayment Date shall be the 60th day after the date of such offer).

         (d)     Rejection, Acceptance. A Holder may accept the offer to prepay made pursuant to this Section 8.5 by causing a notice of such acceptance to be delivered to the Company within 60 days after receipt of the notice required pursuant to clause (b). A failure by a Holder to respond to an offer to prepay made pursuant to this Section 8.5 within such 60-day period shall be deemed to constitute an acceptance of such offer by such Holder.

         (e)     Prepayment. Prepayment of the Notes to be prepaid pursuant to this Section 8.5 shall be at 101% of the principal amount of such Notes, together with interest on such Notes accrued to the date of prepayment. The prepayment shall be made on the Proposed Prepayment Date subject to the prior prepayment in full of any notes under the Senior Note Agreement electing to be prepaid pursuant to Section 8.5 of the Senior Note Agreement.

         (f)     Officer's Certificate. Each offer to prepay the Notes pursuant to this Section 8.5 shall be accompanied by a certificate, executed by a Responsible Officer of the Company and dated the date of such offer, specifying: (i) the Proposed Prepayment Date; (ii) that such offer is made pursuant to this Section 8.5; (iii) the principal amount of each Note offered to be prepaid; (iv) the interest that would be due on each Note offered to be prepaid, accrued to the Proposed Prepayment Date; (v) that the conditions of this Section 8.5 have been fulfilled; and (vi) in reasonable detail, the nature and date of the Change in Control.

8.6.     Make-Whole Amount.

The term "Make-Whole Amount" means, with respect to any Note, an amount equal to the excess, if any, of the Discounted Value of the Remaining Scheduled Payments with respect to the Called Principal of such Note over the amount of such Called Principal, provided that the Make-Whole Amount may in no event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:

                   "Called Principal" means, with respect to any Note, the principal of such Note that is to be prepaid pursuant to Section 8.1 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

                   "Discounted Value" means, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (as converted to reflect the periodic basis on which interest on such Note is payable, if payable other than on a semi-annual basis) equal to the Reinvestment Yield with respect to such Called Principal.

                   "Reinvestment Yield" means, with respect to the Called Principal of any Note, 1.00% over the yield to maturity implied by (i) the yields reported, as of 10:00 A.M. (New York City time) on the Business Day next preceding the Settlement Date with respect to such Called Principal for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date on the Treasury Yield Monitor page of Standard & Poor's MMS-Treasury Market Insight (or, if Standard & Poor's shall cease to report such yields in MMS-Treasury Market Insight or shall cease to be the customary source of information for calculating yield-maintenance amounts on privately placed notes, then such source as is then the customary source for such information), or (ii) if such yields are not reported as of such time or the yields reported as of such time are not ascertainable, the Treasury Constant Maturity Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date. Such implied yield will be determined, if necessary, by (a) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly between yields reported for various maturities. The Reinstatement Yield shall be rounded to that number of decimal places as appears in the interest rate set forth in the applicable Note.

                   "Remaining Average Life" means, with respect to any Called Principal, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (i) such Called Principal into (ii) the sum of the products obtained by multiplying (a) the principal component of each Remaining Scheduled Payment with respect to such Called Principal by (b) the number of years (calculated to the nearest one-twelfth year) that will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.

                   "Remaining Scheduled Payments" means, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date, provided that if such Settlement Date is not a date on which interest payments are due to be made under the terms of the Notes, then the amount of the next succeeding scheduled interest payment will be reduced by the amount of interest accrued to such Settlement Date and required to be paid on such Settlement Date pursuant to Section 8.1 or 12.1.

                   "Settlement Date" means, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to Section 8.1 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

9.     Affirmative Covenants.

Each of Parent and the Company covenants that so long as any of the Notes are outstanding:

9.1.     Compliance with Law.

It will and will cause each of its Subsidiaries to comply with all laws, ordinances or governmental rules or regulations to which each of them is subject, including, without limitation, Environmental Laws, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

9.2.     Insurance.

It will and will cause each of its Subsidiaries to maintain, with financially sound and reputable insurers, insurance with respect to their respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including deductibles, co-insurance and self-insurance, if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated.

9.3.     Maintenance of Properties.

It will and will cause each of its Subsidiaries to maintain and keep, or cause to be maintained and kept, their respective properties in good repair, working order and condition (other than ordinary wear and tear), so that the business carried on in connection therewith may be properly conducted at all times, provided that this Section shall not prevent Parent, the Company or any Subsidiary from discontinuing the operation and the maintenance of any of its properties if such discontinuance is desirable in the conduct of its business and Parent has concluded that such discontinuance could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

9.4.     Payment of Taxes and Claims.

It will and will cause each of its Subsidiaries to file all tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies imposed on them or any of their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent and all claims for which sums have become due and payable that have or might become a Lien on properties or assets of Parent, the Company or any Subsidiary, provided that neither Parent nor the Company nor any Subsidiary need pay any such tax or assessment or claims if (i) the amount, applicability or validity thereof is contested by Parent, the Company or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and Parent, the Company or a Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of Parent, the Company or such Subsidiary or (ii) the nonpayment of all such taxes and assessments in the aggregate could not reasonably be expected to have a Material Adverse Effect.

9.5.     Corporate Existence, Etc.

It will at all times preserve and keep in full force and effect its corporate existence. Subject to Sections 10.6 and 10.10, Parent and the Company will at all times preserve and keep in full force and effect the corporate existence of each of its Subsidiaries (unless merged into Parent, the Company or a Wholly-Owned Subsidiary) and all rights and franchises of Parent and the Company and its Subsidiaries unless, in the good faith judgment of Parent, the termination of or failure to preserve and keep in full force and effect such corporate existence, right or franchise could not, individually or in the aggregate, have a Material Adverse Effect.

9.6.     Fair Labor Standards Act.

It will comply with, and cause each Subsidiary to comply with, the provisions of the Fair Labor Standards Act of 1938, as amended.

9.7.     USA Patriot Act.

It will comply with the requirements of Executive Order No. 13224 (Sept. 23, 2001) and other similar requirements contained in the rules and regulations of OFAC and in legislation or other Executive Orders in respect thereof.

9.8.     No Integration.

It has taken and will continue to take all necessary steps so that the issuance of the Notes have not and will not require registration under the Securities Act. Each of Parent and the Company covenants that no future offer and sale of debt securities of the Company of any class will be made if, as a result of the doctrine of "integration", there is a reasonable possibility that such offer and sale would result in the loss of the entitlement of the Notes to the exemption from the registration requirements of the Securities Act.

9.9.     Covenant to Secure Note Equally.

If it or any Subsidiary shall create or assume any Lien upon any of its property or assets in respect of any Subordinated Debt, whether now owned or hereafter acquired, other than Liens permitted by the provisions of Section 10.3 (unless prior written consent to the creation or assumption thereof shall have been obtained pursuant to Section 18.1), it will make or cause to be made effective provision whereby the Notes will be secured by such Lien equally and ratably with any and all other Subordinated Debt thereby secured so long as any such other Subordinated Debt shall be so secured.

9.10.     Guaranteed Obligations.

If, at any time, after the date hereof, it or any of its Subsidiaries incurs or permits to exist any Subordinated Debt of Parent or the Company Guaranteed or collateralized in any other manner by any other Person, except to the extent permitted by the provisions of Section 10.2, it will simultaneously cause such Person to execute and deliver to each Holder a guaranty agreement in form and substance reasonably satisfactory to such Holder guaranteeing payment of the principal amount of the Notes and any premium and interest thereon, which bears the same ratio to the total unpaid principal amount of the Notes as the amount of such other obligation which is guaranteed bears to the total unpaid principal amount of such other obligation, or if such other obligation is collateralized, to collateralize the Notes equally and ratably with such other obligation.

10.     Negative Covenants.

Each of the Parent and the Company covenants that so long as any of the Notes are outstanding:

10.1.     Transactions with Affiliates.

It will not and will not permit any Subsidiary to enter into directly or indirectly any transaction or Material group of related transactions (including without limitation the purchase, lease, sale or exchange of properties of any kind or the rendering of any service) with any Affiliate (other than the Company or another Subsidiary), except in the ordinary course and pursuant to the reasonable requirements of Parent's, the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to Parent, the Company or such Subsidiary than would be obtainable in a comparable arm's-length transaction with a Person not an Affiliate.

10.2.     Guarantees.

It will not Guarantee, endorse or otherwise be or become liable or contingently liable in connection with the obligations or Indebtedness of any other Person, including any Subsidiary, directly or indirectly, except (i) as an endorser of instruments for the payment of money deposited to its bank account for collection in the ordinary course of business; (ii) Parent and the Company may Guarantee obligations of any Subsidiary, in addition to the obligations described in clauses (ii), (v) and (vi) below, not to exceed $10,000,000 in the aggregate at any time; (iii) Parent and/or the Company may Guarantee obligations of Persons (other than Subsidiaries) not to exceed $5,000,000 in the aggregate at any time, (iv) Parent may Guarantee obligations of Brazing Concepts Company not to exceed $5,000,000, (v) Parent may Guarantee certain IRB obligations of Solar Group, Inc. in an aggregate principal amount not to exceed $150,000; and (vi) Parent may Guarantee obligations of Wm. R. Hubbell Steel Corporation not to exceed $300,000.

10.3.     Liens.

It will not create, incur, assume or suffer to exist any Lien upon any of its property, assets, income or profits, whether now owned or hereafter acquired, or pledge or encumber any assets, except (i) in favor of the Collateral Agent for the benefit of the Secured Lender Group and (ii) Liens set forth on Schedule 10.3.

10.4.     Accumulated Funding Deficiency.

It will not incur (i) any accumulated funding deficiency within the meaning of ERISA equal to five (5) percent or more of Consolidated Tangible Net Worth; or (ii) any liability of comparable size to the Pension Benefit Guaranty Corporation.

10.5.     Compliance with Law.

It will not violate any law or regulation, order, writ, injunction or decree of any court or governmental instrumentality or breach any agreement to which Parent, Company or any Subsidiary is subject or in default thereunder, which violation or breach would have a Material Adverse Effect.

10.6.     Expansions, Mergers, Acquisitions and Joint Ventures.

It will not enter into any Expansion, or merge into or consolidate with, exchange or acquire the stock or assets of, or enter into any joint venture or partnership with, any third Person, except (i) any Subsidiary may merge into or consolidate with Parent or any other Subsidiary so long as each Holder is thereafter promptly notified of such action; and (ii) Parent or any Wholly-Owned Subsidiary may enter into an Expansion, may merge or consolidate with, acquire the stock or assets of, or enter into a joint venture or partnership with, any third Person if (a) each Holder is thereafter promptly notified of such action, (b) Parent, the Company or the Wholly-Owned Subsidiary is the surviving corporation, (c) immediately thereafter and after giving effect thereto, no Default or Event of Default exists, (d) the investments in such Expansions, joint ventures, partnerships and the book value of the assets of the third Person being merged or consolidated, together with the purchase price of the stock or assets being acquired, do not exceed $50,000,000.00, and (e) the third Person with which Parent, the Company or such Subsidiary merges, or which Parent, the Company or such Subsidiary acquires, is in a business of a character already performed by Parent, the Company or such Subsidiary, as applicable, or of a type reasonably related thereto.

10.7.     Loans and Advances.

It will not make any loans or advances to any Person, except (i) trade credit extended in the ordinary course of business; (ii) advances made in the usual course of business to officers and employees for travel and other out-of-pocket expenses incurred by them on behalf of Parent, the Company or any Subsidiaries in connection with their business; (iii) Parent and the Company may advance amounts from time to time to each other or to any Subsidiary, for working capital purposes in the ordinary course of business and for other purposes permitted under the other provisions of this Agreement which would not be in violation of any of the terms or provisions of this Agreement and (iv) loans and advances less than $10,000,000.00 in the aggregate at any one time outstanding to Persons in a business of a character reasonably related to the business or operations of Parent or the Company, which may include but are not limited to officers or employees of Parent, the Company or any of its Subsidiaries.

10.8.     Dividends.

In the case of Parent, upon the occurrence of and during the existence of a Default or an Event of Default, it will not declare or pay dividends or make any capital distributions.

10.9.     Stock.

In the case of Parent, it will not sell, convey, transfer, assign, pledge or otherwise encumber any of the stock of the Company or any other Subsidiary to any Person.

10.10.     Sale of Assets.

It will not convey, sell, transfer, lease or sell and lease back all or a substantial portion of its property, assets, or business to any other Person, except for sales of Inventory in the ordinary course of business. For purposes of this Section 10.10, "substantial portion" shall mean any and all purchases or transfer prices in excess of fifteen (15%) percent of Parent's Total Assets on a Consolidated basis in the aggregate in any one fiscal year, and any transaction shall be permissible only if no Default shall occur as a result of the transaction.

10.11.     Interest Coverage Ratio.

It will not permit, in the case of Parent on a Consolidated basis, the ratio of EBITDA minus Capital Expenditures (excluding Capital Expenditures made in connection with permitted acquisitions) to interest payable on Total Liabilities, calculated on an annual rolling basis of four fiscal quarters to be less than 2.00 to 1.00 as of the last day of any fiscal quarter.

10.12.     Net Worth.

It will not permit, in the case of Parent on a Consolidated basis, the Net Worth as of the last day of any fiscal year to be less than [$_________] plus, to the extent a positive number, 50% of its Consolidated Net Income (as defined below). Consolidated Net Income means net income of Parent on a Consolidated basis for each completed fiscal year beginning with the fiscal year ended December 31, 2002.

10.13.     Adjusted Debt/EBITDA.

It will not permit, in the case of Parent on a Consolidated basis, the ratio of total Adjusted Debt to EBITDA as of the last day of any fiscal quarter, to be greater than 4.00 to 1.0, such calculations to be based on an annual rolling basis of four fiscal quarters.

10.14.     Environmental Compliance.

It will not cause or permit any change to be made in the present or intended use of any property owned, leased or operated by Parent, the Company or any Subsidiary which would (i) involve the storage, treatment, generation, transportation, processing, handling, production or disposal of any Hazardous Substance or the use of any such property as a landfill or other waste disposal site or for the storage of petroleum or petroleum based products (except in compliance with applicable Environmental Laws), (ii) violate any applicable Environmental Laws, or (iii) constitute non-compliance with any Environmental Permit.

11.     Events of Default.

An "Event of Default" shall exist if any of the following conditions or events shall occur and be continuing:

         (a)     the Company defaults in the payment of any principal or Make-Whole Amount, if any, on any Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise; or

         (b)     the Company defaults in the payment of any interest on any Note for more than two Business Days after the same becomes due and payable; or

         (c)     Parent or the Company defaults in the performance of or compliance with any term contained in Section 10; or

         (d)     Parent or the Company defaults in the performance of or compliance with any term contained herein (other than those referred to in paragraphs (a), (b) and (c) of this Section 11) and such default is not remedied within 20 days after the earlier of (i) a Responsible Officer obtaining actual knowledge of such default and (ii) the Company receiving written notice of such default from any Holder (any such written notice to be identified as a "notice of default" and to refer specifically to this paragraph (c) of Section 11); or

         (e)     any representation or warranty made in writing by or on behalf of Parent, the Company or by any officer of Parent or the Company in this Agreement or in any writing furnished in connection with the transactions contemplated hereby proves to have been false or incorrect in any material respect on the date as of which made; or

         (f)     (i)  Parent, the Company or any Subsidiary is in default (as principal or as guarantor or other surety) in the payment of any principal of or premium or make-whole amount or interest on any Indebtedness that is outstanding in an aggregate principal amount of at least $10,000,000 beyond any period of grace provided with respect thereto, or (ii) Parent, the Company or any Subsidiary is in default in the performance of or compliance with any term of any evidence of any Indebtedness in an aggregate outstanding principal amount of at least $10,000,000 or of any mortgage, indenture or other agreement relating thereto or any other condition exists, and as a consequence of such default or condition such Indebtedness has become, or has been declared (or one or more Persons are entitled to declare such Indebtedness to be), due and payable before its stated maturity or before its regularly scheduled dates of payment, or (iii) as a consequence of the occurrence or continuation of any event or condition (other than the passage of time or the right of the holder of Indebtedness to convert such Indebtedness into equity interests), (x) Parent, the Company or any Subsidiary has become obligated to purchase or repay Indebtedness before its regular maturity or before its regularly scheduled dates of payment in an aggregate outstanding principal amount of at least $10,000,000, or (y) one or more Persons have the right to require Parent, the Company or any Subsidiary so to purchase or repay such Indebtedness; or

         (g)     any of Parent, the Company or any Subsidiary (i) is generally not paying, or admits in writing its inability to pay, its debts as they become due, (ii) files, or consents by answer or otherwise to the filing against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction, (iii) makes an assignment for the benefit of its creditors, (iv) consents to the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, (v) is adjudicated as insolvent or to be liquidated, or (vi) takes corporate action for the purpose of any of the foregoing; or

         (h)     a court or governmental authority of competent jurisdiction enters an order appointing, without consent by Parent, the Company or any of its Subsidiaries, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, or constituting an order for relief or approving a petition for relief or reorganization or any other petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of Parent, the Company or any of its Subsidiaries, or any such petition shall be filed against Parent, the Company or any of its Subsidiaries and such petition shall not be dismissed within 60 days; or

         (i)     a final judgment or judgments for the payment of money aggregating in excess of $10,000,000 (other than any judgment for which it is fully insured as acknowledged by the insurance carrier) are rendered against one or more of Parent, the Company and its Subsidiaries and which judgments are not, within 60 days after entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 60 days after the expiration of such stay; or

         (j)     if (i) any Plan shall fail to satisfy the minimum funding standards of ERISA or the Code for any plan year or part thereof or a waiver of such standards or extension of any amortization period is sought or granted under section 412 of the Code, (ii) a notice of intent to terminate any Plan shall have been or is reasonably expected to be filed with the PBGC or the PBGC shall have instituted proceedings under ERISA section 4042 to terminate or appoint a trustee to administer any Plan or the PBGC shall have notified Parent or any ERISA Affiliate that a Plan may become a subject of any such proceedings, (iii) the aggregate "amount of unfunded benefit liabilities" (within the meaning of section 4001(a)(18) of ERISA) under all Plans, determined in accordance with Title IV of ERISA, shall exceed $1 million, (iv) Parent or any ERISA Affiliate shall have incurred or is reasonably expected to incur any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, (v) Parent or any ERISA Affiliate withdraws from any Multiemployer Plan, or (vi) Parent or any Subsidiary establishes or amends any employee welfare benefit plan that provides post-employment welfare benefits in a manner that would increase the liability of Parent or any Subsidiary thereunder; and any such event or events described in clauses (i) through (vi) above, either individually or together with any other such event or events, could reasonably be expected to have a Material Adverse Effect.

As used in Section 11(i), the terms "employee benefit plan" and "employee welfare benefit plan" shall have the respective meanings assigned to such terms in section 3 of ERISA.

12.     Remedies on Default, Etc.

12.1.     Acceleration.

         (a)     If an Event of Default with respect to the Company described in paragraph (g) or (h) of Section 11 (other than an Event of Default described in clause (i) of paragraph (g) or described in clause (vi) of paragraph (f) by virtue of the fact that such clause encompasses clause (i) of paragraph (g)) has occurred, all the Notes then outstanding shall automatically become immediately due and payable.

         (b)     If any other Event of Default has occurred and is continuing, any Holder or Holders of more than 25% in principal amount of the Notes at the time outstanding may at any time at its or their option, by notice or notices to the Company, declare all the Notes then outstanding to be immediately due and payable.

         (c)     If any Event of Default described in paragraph (a) of Section 11 has occurred and is continuing, any Holder or Holders of Notes at the time outstanding affected by such Event of Default may at any time, at its or their option, by notice or notices to the Company, declare all the Notes held by it or them to be immediately due and payable.

Upon any Notes becoming due and payable under this Section 12.1, whether automatically or by declaration, such Notes will forthwith mature and the entire unpaid principal amount of such Notes, plus (x) all accrued and unpaid interest thereon and (y) the Make-Whole Amount determined in respect of such principal amount, shall all be immediately due and payable, in each and every case without presentment, demand, protest or further notice, all of which are hereby waived. The Company acknowledges, and the parties hereto agree, that each Holder has the right to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) and that the provision for payment of a Make-Whole Amount by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

12.2.     Other Remedies.

If any Default or Event of Default has occurred and is continuing, and irrespective of whether any Notes have become or have been declared immediately due and payable under Section 12.1, the Holder at the time outstanding may proceed to protect and enforce the rights of such Holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in any Note, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law or otherwise.

12.3.     Rescission.

At any time after any Notes have been declared due and payable pursuant to clause (b) or (c) of Section 12.1, the Holders of not less than 51% in principal amount of the Notes then outstanding, by written notice to the Company, may rescind and annul any such declaration and its consequences if (a) the Company has paid all overdue interest on the Notes, all principal of and Make-Whole Amount, if any, on any Notes that are due and payable and are unpaid other than by reason of such declaration, and all interest on such overdue principal and Make-Whole Amount, if any, and (to the extent permitted by applicable law) any overdue interest in respect of the Notes, at the Default Rate, (b) all Events of Default and Defaults, other than non-payment of amounts that have become due solely by reason of such declaration, have been cured or have been waived pursuant to Section 18, and (c) no judgment or decree has been entered for the payment of any monies due pursuant hereto or to the Notes. No rescission and annulment under this Section 12.3 will extend to or affect any subsequent Event of Default or Default or impair any right consequent thereon.

12.4.     No Waivers or Election of Remedies, Expenses, Etc.

No course of dealing and no delay on the part of any Holder in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice such Holder's rights, powers or remedies. No right, power or remedy conferred by this Agreement or by any Note upon any Holder thereof shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise. Without limiting the obligations of the Company under Section 15, the Company will pay to the Holder of each Note on demand such further amount as shall be sufficient to cover all costs and expenses of such Holder incurred in any enforcement or collection under this Section 12, including, without limitation, reasonable attorneys' fees, expenses and disbursements.

13.     subordination.

         (a)     Subordinated Debt. Anything in this Agreement to the contrary notwithstanding, all amounts owing to the holders of the Notes under this Agreement and the Notes including without limitation, principal, Make-Whole Amount, if any, interest, commitment, usage, facility and similar fees (the "Subordinated Debt"), shall be subordinate and junior to the payment in cash of all Senior Debt (as defined in subsection (b) below) of the Company to the extent provided herein.

         (b)     Senior Debt. For all purposes of these subordination provisions the term "Senior Debt" shall mean and include all obligations (whether now outstanding or hereafter incurred), for the payment of which the Company is responsible or liable as obligor, guarantor or otherwise in respect of all payment obligations under (i) the Company's 7.35% Senior Secured Notes due June 28, 2007, originally issued in the aggregate principal amount of $25,000,000 (and any notes issued in substitution therefor) and the Senior Note Agreement and any Refinancing Debt minus, in each case, any principal payments made thereon, (ii) the indebtedness of the Company to the Banks evidenced by the promissory notes issued pursuant to the Credit Agreement in an aggregate amount not to exceed $275,000,000 and any Refinancing Debt minus, in each case, any permanent reductions of the Commitments thereunder, and (iii) any interest on any of the foregoing accruing at the legal rate after the commencement of any proceedings described in clause (d) below and any additional interest that would have accrued thereon but for the commencement of such proceedings, excluding in any event all indebtedness of the Company or any Subsidiary for borrowed money that is expressly provided that such indebtedness is junior and subordinate to other indebtedness and obligations of the Company or any such Subsidiary.

         (c)     Payment Default. Upon the happening of any default in the payment of any principal, interest or premium on any Senior Debt (a "Senior Payment Default"), then, unless and until such default shall have been remedied in a manner satisfactory to the holders of the relevant Senior Debt in their sole discretion or waived in writing or shall have ceased to exist, no direct or indirect payment (in cash, property or securities (other than PIK Notes) or by setoff or otherwise) shall be made on account of the principal of or premium, if any, or interest on any Notes (excluding any PIK Notes), or as a sinking fund for the Notes or in respect of any redemption, retirement, purchase or other acquisition of any of the Notes.

         (d)     Bankruptcy. In the event of:

                  (i)     any insolvency, bankruptcy, receivership, liquidation, reorganization, readjustment, composition or other similar proceeding relating to the Company, its creditors as such or its property,

                  (ii)    any proceeding for the liquidation, dissolution or other winding-up of the Company, voluntary or involuntary, whether or not involving insolvency or bankruptcy proceedings,

                  (iii)   any assignment by the Company for the benefit of creditors,

                  (iv)   any other marshalling of the assets of the Company (clauses (i), (ii), (iii) or (iv) referred to collectively as "Bankruptcy Proceedings"), or

                  (v)    any action to declare any Senior Debt due and payable,

all Senior Debt shall first be paid in full before any payment or distribution, whether in cash, securities or other property, shall be made to any holder of any Note on account of any Notes. Except as set forth in the proviso below, any payment or distribution, whether in cash, securities or other property, which would otherwise (but for these subordination provisions) be payable or deliverable in respect of the Notes shall be paid or delivered directly to the holders of Senior Debt pari passu until all Senior Debt (including any interest thereon accruing at the legal rate after the commencement of any such Bankruptcy Proceedings and any additional interest that would have accrued thereon but for the commencement of such Bankruptcy Proceedings, in each case, if the claims of the holders of such obligations for such interest are allowed in any such proceeding) shall have been paid in full; provided, however, the holder of the Notes shall be entitled to receive distributions of any kind or character in any Bankruptcy Proceeding to the extent any such distribution received is subordinated (by law or agreement) at least to the extent as provided in this Section 13.

         (e)     Covenant Defaults - Payment Blockage. Upon the occurrence of a Senior Debt Default, no holder of the Notes shall accept payment (other than a PIK Note) during the period (a "Blockage Period") beginning on the date of receipt of a written notice (a "Default Subordination Notice" or "DSN") from the Required Lenders (as defined in the Credit Agreement) or Required Holders and ending on the earliest of (1) the date on which all such Senior Debt Defaults identified in the DSN have been cured or waived in writing, (2) 180 days after receipt of the DSN and (3) payment in full of all of the Senior Debt; provided (a) there shall be no more than three Blockage Periods during the term of the Notes, (b) during any 365-day period, the aggregate number of days for which Standstill Periods and Blockage Periods may be in effect shall not exceed 180 days, (c) no facts or circumstances constituting a Senior Debt Default existing on the date of such DSN may be used as a basis for any subsequent DSN and (d) any payment on the Notes not made during such period shall be payable immediately upon the termination of any Blockage Period.

         (f)     Standstill. If the holders of the Notes are not permitted to receive payments because of a Senior Debt Payment Default or a Blockage Period, the holders of the Notes will not take any action to declare the Notes due and payable, or pursue remedies to enforce payment thereof (excluding any claims for specific performance to pay interest on the Notes by the issuance of PIK Notes) until the earliest of (a) the Senior Debt Default giving rise to the Blockage Period has been cured or waived in writing, (b) repayment in full of all of the Senior Debt, (c) 90 days after a Senior Debt Payment Default, (d) the termination of the applicable Blockage Period, (e) an action to declare any Senior Debt due and payable or commencement of collection actions or to realize upon any material part of the collateral for any Senior Debt and (f) the occurrence of any Bankruptcy Proceedings. During any 365-day period, the aggregate number of days for which Blockage Periods may be in effect shall not exceed 180 days. Upon the termination of the Blockage Period, the holders of the Notes may exercise all rights or remedies they may have in law or equity. If the holders of the Notes have commenced any action which would be prohibited by this Section 13(f), prior to a Senior Debt Payment Default or receipt of a DSN, then, upon the occurrence of the Senior Debt Payment Default or receipt of the DSN, the holders of the Notes shall take no further action and shall discontinue, cease, delay or suspend (to the fullest extent practicable) all ongoing or pending actions of the type prohibited to the extent provided in this Section 13(f).

         (g)     Payments in Trust. If any payment or distribution of any character or any security, whether in cash, securities or other property, shall be received by any holder of the Notes in contravention of any of the terms hereof, such payment or distribution or security shall be received in trust for the benefit of, and shall be paid over or delivered and transferred to, the holders of the Senior Debt at the time outstanding pari passu for application to the payment of all Senior Debt remaining unpaid, to the extent necessary to pay all such Senior Debt in full. In the event of the failure of any holder of any Notes to endorse or assign any such payment, distribution or security, each holder of Senior Debt is hereby irrevocably authorized to endorse or assign the same.

         (h)     No Impairment. No present or future holder of any Senior Debt shall be prejudiced in the right to enforce subordination of the Notes by any act or failure to act on the part of the Company or any holder of a Note. Nothing contained herein shall impair, as between the Company and any holder of the Notes, the obligation of the Company to pay to such holder hereof the principal hereof and premium and interest thereon as and when the same shall become due and payable in accordance with the terms hereof, or prevent the holder of any Note from exercising all rights, powers and remedies otherwise permitted by applicable law or hereunder upon a Default or Event of Default hereunder, all subject to the rights of the holders of the Senior Debt to receive cash, securities or other property otherwise payable or deliverable to the holders of the Notes as set forth in this Section 13.

         (i)     Subrogation. Upon the payment in full of all Senior Debt in cash, the holders of the Notes shall be subrogated to all rights of the holders of Senior Debt to receive any further payment or distributions applicable to the Senior Debt until the Notes shall have been paid in full, and, for the purposes of such subrogation, no payment or distribution received by the holders of Senior Debt of cash, securities or other property to which the holders of the Notes would have been entitled except for these subordination provisions shall, as between the Company and its creditors other than the holders of Senior Debt, on the one hand, and the holders of the Notes, on the other, be deemed to be a payment or distribution by the Company to or on account of Senior Debt.

         (j)     Third Party Beneficiaries. The holders of the 7.35% Senior Notes and the Lender (as defined in the Credit Agreement) are intended third party beneficiaries of the provisions of this Section 13. The provisions in clauses (a) through (i) above shall not be amended or modified and no term or provision hereof shall be waived without the express prior written consent of Majority Lenders (as defined in the Credit Agreement) and Required Senior Noteholders.

         (k)     Filing Claims. Each holder of Notes shall duly and promptly take such action as is reasonably necessary to file appropriate claims or proofs of claim in any Bankruptcy Proceeding and to execute and deliver such other instruments and take such other actions as may be reasonably necessary to prove or realize upon such claims and to have the proceeds of such claims paid as provided in this Section 13. In the event any holder of Notes shall not have made any such filing on or prior to the date 10 days before the expiration of the time for such filing or shall not have timely executed or delivered any such other instruments and taken such other actions, each holder of Senior Debt, acting through an agent or otherwise, is hereby authorized, as the agent and attorney-in-fact for such holder of Notes for the specific and limited purpose set forth in this clause (b), but shall have no obligation to file such proof of claim for or on behalf of such holder of Notes, execute and deliver such other instruments for or on behalf of such holder of Notes and take such other action necessary under applicable law to collect (subject to the provisions of clause (g)) any amounts due in respect of such claim in such proceeding. Anything contained in this paragraph notwithstanding, the right to vote any claim or claims in respect of the Subordinated Debt in connection with any Bankruptcy Proceeding is exclusively reserved to the holders of the Notes.

         (l)     Any holder of Senior Debt may extend, renew, waiver, modify or amend the terms of Senior Debt or any security therefor and release, sell or exchange such security and otherwise deal freely with the Company or any subsidiary or affiliate, all without notice to or consent of the holders of the Notes and without affecting the liabilities and obligations of the holders of the Notes pursuant to the provisions hereof.

14.     Registration; Exchange; Substitution of Notes.

14.1.     Registration of Notes.

The Company shall keep at its principal executive office a register for the registration and registration of transfers of Notes. The name and address of each Holder, each transfer thereof and the name and address of each transferee of one or more Notes shall be registered in such register. Prior to due presentment for registration of transfer, the Person in whose name any Note shall be registered shall be deemed and treated as the owner and Holder thereof for all purposes hereof, and the Company shall not be affected by any notice or knowledge to the contrary. The Company shall give to any Holder that is an Institutional Investor promptly upon request therefor, a complete and correct copy of the names and addresses of all registered Holders.

14.2.     Transfer and Exchange of Notes.

Upon surrender of any Note at the principal executive office of the Company for registration of transfer or exchange (and in the case of a surrender for registration of transfer, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or his attorney duly authorized in writing and accompanied by the address for notices of each transferee of such Note or part thereof), the Company shall execute and deliver, at the Company's expense (except as provided below), one or more new Notes (as requested by the Holder thereof) in exchange therefor, in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such Holder may request and shall be substantially in the form of Exhibit 1. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. The Company may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes. Notes shall not be transferred in denominations of less than $100,000, provided that if necessary to enable the registration of transfer by a Holder of its entire holding of Notes, one Note may be in a denomination of less than $100,000. Any transferee, by its acceptance of a Note registered in its name (or the name of its nominee), shall be deemed to have made the representation set forth in Section 6.2.

14.3.     Replacement of Notes.

Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be, in the case of an Institutional Investor, notice from such Institutional Investor of such ownership and such loss, theft, destruction or mutilation), and

         (a)     in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it (provided that if the Holder is, or is a nominee for, an original Purchaser or another Holder with a minimum net worth of at least $50,000,000, such Person's own unsecured agreement of indemnity shall be deemed to be satisfactory), or

         (b)     in the case of mutilation, upon surrender and cancellation thereof,

the Company at its own expense shall execute and deliver, in lieu thereof, a new Note, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated Note if no interest shall have been paid thereon.

15.     Payments on Notes.

15.1.     Place of Payment.

Subject to Section 15.2, payments of principal, Make-Whole Amount, if any, and interest becoming due and payable on the Notes shall be made in New York, New York at the principal office of Bank of New York in such jurisdiction. The Company may at any time, by notice to each Holder, change the place of payment of the Notes so long as such place of payment shall be either the principal office of the Company in such jurisdiction or the principal office of a bank or trust company in such jurisdiction.

15.2.     Home Office Payment.

So long as you or your nominee shall be the Holder, and notwithstanding anything contained in Section 15.1 or in such Note to the contrary, the Company will pay all sums becoming due on such Note for principal, Make-Whole Amount, if any, and interest by the method and at the address specified for such purpose below your name in Schedule A, or by such other method or at such other address as you shall have from time to time specified to the Company in writing for such purpose, without the presentation or surrender of such Note or the making of any notation thereon, except that upon written request of the Company made concurrently with or reasonably promptly after payment or prepayment in full of any Note, you shall surrender such Note for cancellation, reasonably promptly after any such request, to the Company at its principal executive office or at the place of payment most recently designated by the Company pursuant to Section 15.1. Prior to any sale or other disposition of any Note held by you or your nominee you will, at your election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon or surrender such Note to the Company in exchange for a new Note or Notes pursuant to Section 13.2. The Company will afford the benefits of this Section 15.2 to any Institutional Investor that is the direct or indirect transferee of any Note purchased by you under this Agreement and that has made the same agreement relating to such Note as you have made in this Section 15.2.

16.     Expenses, Etc.

16.1.     Transaction Expenses.

Whether or not the transactions contemplated hereby are consummated, the Company will pay all costs and expenses (including reasonable attorneys' fees of a special counsel and, if reasonably required, local or other counsel) incurred by you or another Holder in connection with such transactions and in connection with any amendments, waivers or consents under or in respect of this Agreement or the Notes or any other Related Document (whether or not such amendment, waiver or consent becomes effective), including, without limitation: (a) the costs and expenses incurred in enforcing or defending (or determining whether or how to enforce or defend) any rights under this Agreement or the Notes or any other Related Document or in responding to any subpoena or other legal process or informal investigative demand issued in connection with this Agreement or the Notes or any other Related Document, or by reason of being a Holder, and (b) the costs and expenses, including financial advisors' fees, incurred in connection with the insolvency or bankruptcy of Parent, the Company or any Subsidiary or in connection with any work-out or restructuring of the transactions contemplated hereby and by the Notes and the Related Documents. The Company will pay, and will save you and each other Holder harmless from, all claims in respect of any fees, costs or expenses if any, of brokers and finders.

16.2.     Survival.

The obligations of the Company under this Section 16 will survive the payment or transfer of any Note, the enforcement, amendment or waiver of any provision of this Agreement or the Notes, and the termination of this Agreement.

17.     Survival of Representations and Warranties; Entire Agreement.

All representations and warranties contained herein shall survive the execution and delivery of this Agreement and the Notes, the purchase or transfer by you of any Note or portion thereof or interest therein and the payment of any Note, and may be relied upon by any subsequent holder of a Note, regardless of any investigation made at any time by or on behalf of you or any other Holder. All statements contained in any certificate or other instrument delivered by or on behalf of the Company pursuant to this Agreement shall be deemed representations and warranties of the Company under this Agreement. Subject to the preceding sentence, this Agreement and the Notes embody the entire agreement and understanding between you and the Company and supersede all prior agreements and understandings relating to the subject matter hereof.

18.     Amendment and Waiver.

18.1.     Requirements.

This Agreement and the Notes may be amended, and the observance of any term hereof or of the Notes may be waived (either retroactively or prospectively), with (and only with) the written consent of the Company and the Required Holders, except that (a) no amendment or waiver of any of the provisions of Section 1, 2, 3, 4, 5, 6 or 22 hereof, or any defined term (as it is used therein), will be effective as to you unless consented to by you in writing, and (b) no such amendment or waiver may, without the written consent of the Holder at the time outstanding affected thereby, (i) subject to the provisions of Section 12 relating to acceleration or rescission, change the amount or time of any prepayment or payment of principal of, or reduce the rate or change the time of payment or method of computation of interest or of the Make-Whole Amount on, the Notes, (ii) change the percentage of the principal amount of the Notes the Holders of which are required to consent to any such amendment or waiver, or (iii) amend any of Sections 8, 11(a), 11(b), 12, 18 or 21.

18.2.     Solicitation of Holders.

         (a)     Solicitation. The Company will provide each Holder (irrespective of the amount of Notes then owned by it) with sufficient information, sufficiently far in advance of the date a decision is required, to enable such Holder to make an informed and considered decision with respect to any proposed amendment, waiver or consent in respect of any of the provisions hereof or of the Notes. The Company will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of this Section 18 to each Holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the requisite Holders.

         (b)     Payment. The Company will not directly or indirectly pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security, to any Holder as consideration for or as an inducement to the entering into by any Holder or any waiver or amendment of any of the terms and provisions hereof unless such remuneration is concurrently paid, or security is concurrently granted, on the same terms, ratably to each Holder then outstanding even if such Holder did not consent to such waiver or amendment.

18.3.     Binding Effect, Etc.

Any amendment or waiver consented to as provided in this Section 18 applies equally to all Holders and is binding upon them and upon each future holder of any Note and upon the Company without regard to whether such Note has been marked to indicate such amendment or waiver. No such amendment or waiver will extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon. No course of dealing between the Company and the Holder nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any Holder. As used herein, the term "this Agreement" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

18.4.     Notes held by Company, Etc.

Solely for the purpose of determining whether the Holders of the requisite percentage of the aggregate principal amount of Notes then outstanding approved or consented to any amendment, waiver or consent to be given under this Agreement or the Notes, or have directed the taking of any action provided herein or in the Notes to be taken upon the direction of the Holders of a specified percentage of the aggregate principal amount of Notes then outstanding, Notes directly or indirectly owned by the Company or any of its Affiliates shall be deemed not to be outstanding.

19.     Notices.

All notices and communications provided for hereunder shall be in writing and sent (a) by telecopy if the sender on the same day sends a confirming copy of such notice by a recognized overnight delivery service (charges prepaid), or (b) by registered or certified mail with return receipt requested (postage prepaid), or (c) by a recognized overnight delivery service (with charges prepaid). Any such notice must be sent:

                  (i)     if to you or your nominee, to you or it at the address specified for such communications in Schedule A, or at such other address as you or it shall have specified to the Company in writing,

                  (ii)    if to any other Holder of any Note, to such Holder at such address as such other Holder shall have specified to the Company in writing, or

                  (iii)   if to the Company, to the Company at its address set forth at the beginning hereof to the attention of John E. Flint, or at such other address as the Company shall have specified to each Holder in writing.

Notices under this Section 19 will be deemed given only when actually received.

20.     Reproduction of Documents.

This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be executed, (b) documents received by you at the Closing (except the Notes themselves), and (c) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and you may destroy any original document so reproduced. The Company agrees and stipulates that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. This Section 20 shall not prohibit the Company or any other Holder from contesting any such reproduction to the same extent that it could contest the original, or from introducing evidence to demonstrate the inaccuracy of any such reproduction.

21.     Confidential Information.

For the purposes of this Section 21, "Confidential Information" means information delivered to you by or on behalf of Parent, the Company or any Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is proprietary in nature and that was clearly marked or labeled or otherwise adequately identified when received by you as being confidential information of Parent, the Company or such Subsidiary, provided that such term does not include information that (a) was publicly known or otherwise known to you prior to the time of such disclosure, (b) subsequently becomes publicly known through no act or omission by you or any person acting on your behalf, (c) otherwise becomes known to you other than through disclosure by Parent, the Company or any Subsidiary or (d) constitutes financial statements delivered to you under Section 7.1 that are otherwise publicly available. You will maintain the confidentiality of such Confidential Information in accordance with procedures adopted by you in good faith to protect confidential information of third parties delivered to you, provided that you may deliver or disclose Confidential Information to (i) your directors, officers, employees, agents, attorneys and affiliates (to the extent such disclosure reasonably relates to the administration of the investment represented by your Notes), (ii) your financial advisors and other professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this Section 21, (iii) any other Holder, (iv) any Institutional Investor to which you sell or offer to sell such Note or any part thereof or any participation therein (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 21), (v) any Person from which you offer to purchase any security of the Company (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 21), (vi) any federal or state regulatory authority having jurisdiction over you, (vii) the National Association of Insurance Commissioners or any similar organization, or any nationally recognized rating agency that requires access to information about your investment portfolio or (viii) any other Person to which such delivery or disclosure may be necessary or appropriate (w) to effect compliance with any law, rule, regulation or order applicable to you, (x) in response to any subpoena or other legal process, (y) in connection with any litigation to which you are a party or (z) if an Event of Default has occurred and is continuing, to the extent you may reasonably determine such delivery and disclosure to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under your Notes and this Agreement. In the event Prudential or any of the Prudential Affiliates are requested or required (by oral questions, interrogatories, requests for information or documents in legal proceedings, subpoenas, civil investigative demands or similar process), in connection with any proceeding, to disclose any Confidential Information, they will, unless prohibited by law, rule or regulation, provide Parent with notice of any such request or requirement so that Parent may seek a protective order or other appropriate remedy. In the event such protective order or other remedy is not obtained and upon written request from Parent, Prudential or such Prudential Affiliate will use reasonable efforts to obtain assurances that confidential treatment will be accorded to such information; provided, however, that all legal fees and costs and any other expense incurred in connection with such efforts shall be paid by Parent. Each Holder, by its acceptance of a Note, will be deemed to have agreed to be bound by and to be entitled to the benefits of this Section 21 as though it were a party to this Agreement. On reasonable request by Parent or the Company in connection with the delivery to any Holder of information required to be delivered to such Holder under this Agreement or requested by such Holder (other than a holder that is a party to this Agreement or its nominee), such Holder will enter into an agreement with Parent or the Company, as the case may be, embodying the provisions of this Section 21.

22.     Substitution of Purchaser.

You shall have the right to substitute any one of your Prudential Affiliates as the purchaser of the Notes that you have agreed to purchase hereunder, by written notice to the Company, which notice shall be signed by both you and such Prudential Affiliate, shall contain such Prudential Affiliate's agreement to be bound by this Agreement and shall contain a confirmation by such Prudential Affiliate of the accuracy with respect to it of the representations set forth in Section 6. Upon receipt of such notice, wherever the word "you" is used in this Agreement (other than in this Section 22), such word shall be deemed to refer to such Prudential Affiliate in lieu of you. In the event that such Prudential Affiliate is so substituted as a purchaser hereunder and such Prudential Affiliate thereafter transfers to you all of the Notes then held by such Prudential Affiliate, upon receipt by the Company of notice of such transfer, wherever the word "you" is used in this Agreement (other than in this Section 22), such word shall no longer be deemed to refer to such Prudential Affiliate, but shall refer to you, and you shall have all the rights of an original holder of the Notes under this Agreement.

As used in this paragraph, "Prudential Affiliate" shall mean (i) any corporation or other entity at least a majority of the voting stock (or equivalent voting securities or interests) of which is owned by The Prudential Insurance Company of America ("Prudential"), either directly or through subsidiaries and (ii) any investment fund which is managed by Prudential or a Prudential Affiliate described in clause (i) of this definition.

23.     Miscellaneous.

23.1.     Successors and Assigns.

All covenants and other agreements contained in this Agreement by or on behalf of any of the parties hereto bind and inure to the benefit of their respective successors and assigns (including, without limitation, any subsequent holder of a Note) whether so expressed or not.

23.2.     Payments Due on Non-Business Days.

Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or Make-Whole Amount or interest on any Note that is due on a date other than a Business Day shall be made on the next succeeding Business Day without including the additional days elapsed in the computation of the interest payable on such next succeeding Business Day.

23.3.     Severability.

Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall (to the full extent permitted by law) not invalidate or render unenforceable such provision in any other jurisdiction.

23.4.     Construction.

Each covenant contained herein shall be construed (absent express provision to the contrary) as being independent of each other covenant contained herein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. Where any provision herein refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

23.5.     Counterparts.

This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument. Each counterpart may consist of a number of copies hereof, each signed by less than all, but together signed by all, of the parties hereto.

23.6.     Governing Law/Submission to Jurisdiction/Waiver of Jury.

         (a)     This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

         (b)     EACH HOLDER AND EACH OF PARENT AND THE COMPANY HEREBY SUBMITS TO THE JURISDICTION OF THE COURTS (FEDERAL AND STATE) OF THE STATE OF NEW YORK, AND IRREVOCABLY AGREES THAT, SUBJECT TO THE SOLE AND ABSOLUTE ELECTION OF THE REQUIRED HOLDERS, ALL ACTIONS OR PROCEEDINGS RELATING TO THIS AGREEMENT OR THE NOTES OR ANY OTHER RELATED DOCUMENT SHALL BE LITIGATED IN SUCH COURTS, AND SUCH HOLDER, PARENT AND THE COMPANY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY HAVE BASED ON IMPROPER VENUE OR FORUM NON CONVENIENS TO THE CONDUCT OF ANY PROCEEDING IN ANY SUCH COURT.

         (c)     EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT, ANY OTHER RELATED DOCUMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (i) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FORGOING WAIVER AND (ii) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS ELECTION.

23.7.     Capitalized Terms/Interpretation.

         (a)     Certain capitalized terms used in this Agreement are defined in Schedule B.

         (b)     References to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.

         (c)     All accounting terms not otherwise defined herein have the meanings assigned to them in accordance with GAAP consistent with those applied in the preparation of the audited Consolidated financial statements of Parent and its Subsidiaries referred to in this Agreement. Capitalized words not otherwise defined in this Agreement shall have the meanings set forth in the New York Uniform Commercial Code as in effect on the date of this Agreement.

* * * * *

If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterpart of this Agreement and return it to the Company, whereupon the foregoing shall become a binding agreement between you and the Company.

Very truly yours, GIBRALTAR STEEL CORPORATION By /s/ John E. Flint Title: Chief Financial Officer GIBRALTAR STEEL CORPORATION OF NEW YORK By /s/ John E. Flint Title: Chief Financial Officer

The foregoing is hereby
agreed to as of the
date thereof.

THE PRUDENTIAL INSURANCE
     COMPANY OF AMERICA

By: /s/ Kevin J. Kraska
     Vice President

Signature Page of Subordinated Note Purchase Agreement

SCHEDULE A

INFORMATION RELATING TO PURCHASERS
Name and Address of Purchaser	Aggregate Principal Amount of Notes to be Purchased	Note Denomination(s)

THE PRUDENTIAL INSURANCE COMPANY OF AMERICA	$25,000,000	$25,000,000

(1)     All payments by wire transfer of immediately
          available funds for credit to:

          Account No. 890-0304-391

          Bank of New York
          New York, New York
          (ABA No.: 021-000-018)

          Each such wire transfer shall set forth the name of the Company, a reference to "8.98% Senior Subordinated Note due January 3, 2008, PPN 37476# AB 9", and the due date and application (as among principal, interest and Make-Whole Amount) of the payment being made.

(2)      Address for all notices relating to payments:

          The Prudential Insurance Company of America
          c/o Investment Operations Group
          Gateway Center Two, 10th Floor
          100 Mulberry Street
          Newark, New Jersey 07102
         Attention:  Manager, Billings and Collections
         Telecopier:  973.802.8764

(3)     Address for all communications and notices (including
          copies of all notices relating to payments):

         The Prudential Insurance Company of Americas
          c/o Prudential Capital Group
          1114 Avenue of the Americas, 30th Floor
          New York, NY 10036
          Attention:  Managing Director
          Telecopier:  22.626.2077

(4) Recipient of telephonic prepayment notices: Manager, Trade Management Group Telephone: 973.802.6009 Telecopier: 973.802.9425
(5) Tax Identification No.: 22-1211670

SCHEDULE B

DEFINED TERMS

As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

          "Adjusted Debt" means, at a particular date, without duplication, (a) all indebtedness of a Person for borrowed money or for the deferred purchase price of property, whether short term or long term, (b) the face amount of all letters of credit issued for the account of such Person and, without duplication, all drafts drawn thereunder and not repaid by such Person, and (c) lease obligations of such Person which, in accordance with GAAP, should be capitalized; provided, in no event shall Adjusted Debt include any guaranties or other contingent obligations.

          "Affiliate" means with respect to a specified Person, any (a) Person who now or hereafter has Control of or is now or hereafter under common Control with, such Person or over whom or over which such Person now or hereafter has Control, (b) any Person who is now or hereafter related by blood, by adoption or by marriage to any such Person or now or hereafter resides in the same home as any Person referred to in clause (a) of this sentence, (c) any Person who is now or hereafter an officer of such Person or (d) any Person who is now or hereafter related by blood, by adoption or by marriage to any Person referred to in clause (c) of this sentence or now or hereafter resides in the same home as any such Person or over whom or over which any such Person now or hereafter has Control.

          "Business Day" means any day other than a Saturday, a Sunday or a day on which commercial banks in New York, New York are required or authorized to be closed.

          "Capital Expenditure" means the dollar amount of gross expenditures (including obligations under capital leases) made for fixed assets, real property, plant and equipment, and all renewals, improvements and replacements thereto (but not repairs thereof) incurred for any period.

          "Capital Lease" means, at any time, a lease with respect to which the lessee is required concurrently to recognize the acquisition of an asset and the incurrence of a liability in accordance with GAAP.

          "Cash Flow" means, for any period, the sum of (i) Earnings before Interest and Taxes, plus (ii) depreciation and amortization expenses and all other non-cash charges which were deducted in determining Earnings before Interest and Taxes.

          "Change of Control" means any Person or related Persons (other than members of the Kenneth Lipke family, their heirs or estates or trusts for the benefit of members of the Kenneth Lipke family) shall own 50% or more of outstanding capital stock of the Company or a sufficient number of the shares of the outstanding capital stock of the Company to elect a majority of the Company's board of directors.

          "Closing" is defined in Section 3.

          "Code" means the Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder from time to time.

          "Collateral Agent" means JPMorgan Chase Bank, as Collateral Agent, under the Security Agreements on behalf of the Secured Lender Group, and any successor Collateral Agent.

          "Company" means Gibraltar Steel Corporation of New York, a Delaware corporation, and its successors and permitted assigns.

          "Confidential Information" is defined in Section 21.

          "Consolidated" or "Parent on a Consolidated basis" means the consolidation of the accounts of Parent and its Subsidiaries in accordance with GAAP, including principles of consolidation, consistent with those applied in the preparation of Parent's Consolidated audited financial statements.

          "Control" means (i) the power to vote 5% or more of the outstanding shares of any class of stock of a Person which is a corporation, (ii) the beneficial ownership of 5% or more of the outstanding shares of any class of stock of a Person which is a corporation or (iii) the power to direct or cause the direction of the management and policies of a Person which is not a corporation, whether by ownership of any stock or other ownership interest, by agreement or otherwise, in each case by or on behalf of a single Person or group of Persons acting as a group for the purposes of filing Form 13-D with the Securities and Exchange Commission.

          "Credit Agreement" means that certain Fourth Amended and Restated Senior Secured Credit Agreement dated as of June 28, 2002 among Parent, the Company, JPMorgan Chase Bank, as Administrative Agent and each of the lenders a party thereto, as it may be amended, modified, extended or supplemented from time to time.

          "Default" means an event or condition the occurrence or existence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

          "Default Rate" means that rate of interest that is the greater of (i) 2% per annum above the rate of interest stated in clause (a) of the first paragraph of the Notes or (ii) 2% over the rate of interest publicly announced by Bank of New York in New York, New York as its "base" or "prime" rate.

          "Earnings before Interest and Taxes" means for any period, the income of an entity for such period prior to the deduction of any provisions for income taxes, reserves (including reserves for deferred income taxes) and interest payable on Indebtedness, determined in accordance with GAAP.

          "EBITDA" means for any period, Earnings before Interest and Taxes plus Depreciation and Amortization. For the purposes of calculating EBITDA, (i) upon the consummation of a permitted acquisition, up to 12 month historical EBITDA of the acquired entity shall be included in the calculation of the ratios set forth in Section 10.13 of this Agreement, subject to the review and written approval of the Agent under the Credit Agreement, in its discretion, of such acquired entity's financial information; provided, however, such historical EBITDA shall only be included in the calculation of Adjusted Debt in Section 10.13 if the applicable acquired entity's EBITDA is not included in the Consolidated EBITDA of the Company for the applicable month and (ii) upon the consummation of any disposition of any entity contributing $5,000,000 or more to EBITDA, the prior 12 months EBITDA of such transferred entity shall be excluded from the calculation of the ratios set forth in Section 10.13 of this Agreement.

          "Environment" means any water or water vapor; any land including land surface or subsurface, air, fish, wildlife, biota and all other natural resources.

          "Environmental Laws" means any and all Federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the Release of any materials into the environment, including but not limited to those related to Hazardous Substances, air emissions and discharges to waste or public systems.

          "Environmental Permits" means all permits, licenses, approvals, authorizations, consents or registrations required by any applicable Environmental Law in connection with ownership, lease, purchase, transfer, closure, use and/or operation of any property for the storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Substances or the sale, transfer or conveyance of any such property.

          "Equity Interests" means shares of capital stock, partnership interests, membership interests in a limited liability company, beneficial interests in a Person, and any warrants, options or other rights entitling the holder thereof to purchase or acquire any such equity interest.

          "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder from time to time in effect.

          "ERISA Affiliate" means any trade or business (whether or not incorporated) that is treated as a single employer together with Parent or the Company under section 414 of the Code.

          "Event of Default" is defined in Section 11.

          "Exchange Act" means the Securities Exchange Act of 1934, as amended.

          "Expansion" means the formation by Parent, the Company or any of their Subsidiaries of an entity which is a Subsidiary or an Affiliate.

          "GAAP" means of the date of any determination, generally accepted accounting principles as promulgated by the Financial Accounting Standards Board and/or the American Institute of Certified Public Accountants, consistently applied and maintained throughout the relevant periods and from period to period.

          "Governmental Authority" means

          (a)     the government of

                   (i)     the United States of America or any State or other political subdivision thereof, or

                   (ii)    any jurisdiction in which the Company or any Subsidiary conducts all or any part of its business, or which asserts jurisdiction over any properties of the Company or any Subsidiary, or

          (b)     any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, any such government.

          "Guarantee" means, with respect to any Person, any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or in effect guaranteeing any indebtedness, dividend or other obligation of any other Person in any manner, whether directly or indirectly, including (without limitation) obligations incurred through an agreement, contingent or otherwise, by such Person:

          (a)     to purchase such indebtedness or obligation or any property constituting security therefor;

          (b)     to advance or supply funds (i) for the purchase or payment of such indebtedness or obligation, or (ii) to maintain any working capital or other balance sheet condition or any income statement condition of any other Person or otherwise to advance or make available funds for the purchase or payment of such indebtedness or obligation;

          (c)     to lease properties or to purchase properties or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of any other Person to make payment of the indebtedness or obligation; or

          (d)     otherwise to assure the owner of such indebtedness or obligation against loss in respect thereof.

In any computation of the indebtedness or other liabilities of the obligor under any Guarantee, the indebtedness or other obligations that are the subject of such Guarantee shall be assumed to be direct obligations of such obligor.

          "Hazardous Material" means any and all pollutants, toxic or hazardous wastes or any other substances that might pose a hazard to health or safety, the removal of which may be required or the generation, manufacture, refining, production, processing, treatment, storage, handling, transportation, transfer, use, disposal, Release, discharge, spillage, seepage, or filtration of which is or shall be restricted, prohibited or penalized by any applicable law (including, without limitation, asbestos, urea formaldehyde foam insulation and polycholorinated biphenyls).

          "Hazardous Substance" means, without limitation, any flammable explosives, radon, radioactive materials, asbestos, urea formaldehyde foam insulation, polychlorinated biphenyls, petroleum and petroleum based products, methane, hazardous materials, hazardous wastes, hazardous or toxic substances or related materials as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (42 U.S.C. Section 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Sections 1801, et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 6901, et seq.), the Toxic Substances Control Act, as amended, (15 U.S.C. Sections 2601, et seq.), Articles 15 and 27 of the New York State Environmental Conservation Law or any other applicable Environmental Law and in the regulations promulgated thereunder.

          "Holder" means, with respect to any Note, the Person in whose name such Note is registered in the register maintained by the Company pursuant to Section 13.1.

          "Indebtedness" with respect to any Person means, at any time, without duplication,

          (a)     its liabilities for borrowed money and its redemption obligations in respect of mandatorily redeemable Preferred Stock;

          (b)     its liabilities for the deferred purchase price of property acquired by such Person (excluding accounts payable arising in the ordinary course of business but including all liabilities created or arising under any conditional sale or other title retention agreement with respect to any such property);

          (c)     all liabilities appearing on its balance sheet in accordance with GAAP in respect of Capital Leases;

          (d)     all liabilities for borrowed money secured by any Lien with respect to any property owned by such Person (whether or not it has assumed or otherwise become liable for such liabilities);

          (e)     all its liabilities in respect of letters of credit or instruments serving a similar function issued or accepted for its account by banks and other financial institutions (whether or not representing obligations for borrowed money);

          (f)     Swap Agreement of such Person; and

          (g)     any Guarantee of such Person with respect to liabilities of a type described in any of clauses (a) through (f) hereof.

Indebtedness of any Person shall include all obligations of such Person of the character described in clauses (a) through (g) to the extent such Person remains legally liable in respect thereof notwithstanding that any such obligation is deemed to be extinguished under GAAP.

          "Institutional Investor" means  (a) any original purchaser of a Note, (b) any holder of a Note holding more than 5% of the aggregate principal amount of the Notes then outstanding, and (c) any bank, trust company, savings and loan association or other financial institution, any pension plan, any investment company, any investment fund or similar vehicle, any insurance company, any broker or dealer, or any other similar financial institution or entity, regardless of legal form.

          "Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment, security interest, lien, charge or encumbrance, or preference, priority or other security agreement or preferential arrangement in respect of any asset of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of, or agreement to give, any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction).

          "Make-Whole Amount" is defined in Section 8.6.

          "Material" means material in relation to the business, operations, affairs, financial condition, assets, properties, or prospects of Parent and its Subsidiaries taken as a whole.

          "Material Adverse Effect" means a material adverse effect on (a) the business, operations, affairs, financial condition, assets or properties of Parent and its Subsidiaries taken as a whole, or (b) the validity or enforceability of this Agreement or the Notes or any other Related Document, or (c) the ability of Parent or the Company to perform its obligations under any Related Document to which it is a party.

          "Memorandum" is defined in Section 5.3.

          "Multiemployer Plan" means any Plan that is a "multiemployer plan" (as such term is defined in section 4001(a)(3) of ERISA).

          "Net Worth" means, at a particular date, all amounts which would be included under shareholders' equity on a balance sheet of an entity, determined in accordance with GAAP.

          "Notes" is defined in Section 1.

          "OFAC" is defined in Section 5.22.

          "Officer's Certificate" means a certificate of a Senior Financial Officer or of any other officer of Parent and/or the Company, as applicable, whose responsibilities extend to the subject matter of such certificate.

          "Other Lists" is defined in Section 5.22.

          "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA or any successor thereto.

          "Permitted Encumbrances" means as listed on Schedule 6.4 of this Agreement.

          "Person" means any individual, corporation, partnership, limited liability company, joint venture, trust, unincorporated association, government or political subdivision or other entity, body, organization or group.

          "PIK Notes" means a promissory note issued by the Company in an aggregate principal amount equal to the amount of accrued interest then due on the Notes.

          "Plan" means an "employee benefit plan" (as defined in section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by the Company or any ERISA Affiliate or with respect to which the Company or any ERISA Affiliate may have any liability.

          "Preferred Stock" means any class of capital stock of a corporation that is preferred over any other class of capital stock of such corporation as to the payment of dividends or the payment of any amount upon liquidation or dissolution of such corporation.

          "Property" or "Properties" means, unless otherwise specifically limited, real or personal property of any kind, tangible or intangible, choate or inchoate.

          "Refinancing Debt" shall means any Indebtedness, the proceeds of which are applied, directly or indirectly, to refinance all or a portion of the Indebtedness under the Senior Note Agreement or the Credit Agreement, as the case may be.

          "Related Documents" means this Agreement, any Note and any other document, certificate or other writing executed in connection with any of the foregoing.

          "Release" means the same meaning as given to that term in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. section 9601, et seq.), and the regulations promulgated thereunder.

          "Reportable Event" means any event with regard to a Plan described in section 4043(b) of ERISA or in regulations issued thereunder.

          "Required Holders" means, at any time, the Holders of at least 50% in principal amount of the Notes at the time outstanding (exclusive of Notes then owned by Parent, the Company or any Affiliates of either).

          "Required Senior Noteholders" means, at any time, the holders of at least 50% in principal amount of the notes at the time outstanding under the Senior Note Agreement (exclusive of any such notes then owned by Parent, the Company or any Affiliate of either).

          "Responsible Officer" means any Senior Financial Officer and any other officer of Parent and/or the Company, as the case may be, with responsibility for the administration of the relevant portion of this Agreement.

          "SDN List" is defined in Section 5.22.

          "Secured Lender Group" means the Collateral Agent, any lender under the Credit Agreement and any Holder.

          "Securities Act" means the Securities Act of 1933, as amended from time to time.

          "Senior Debt Default" means any Default other than a Senior Payment Default under any agreement evidencing any Senior Debt.

          "Senior Financial Officer" means the chief financial officer, principal accounting officer, treasurer or comptroller of the Company.

          "Senior Note Agreement" means the Senior Note Agreement, dated as of July 3, 2002, among Parent, the Company and the investors a party thereto, as it may be amended, modified, extended or supplemented from time to time.

          "Subsidiary" means, as to any Person, any corporation, association or other business entity in which such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries owns sufficient equity or voting interests to enable it or them (as a group) ordinarily, in the absence of contingencies, to elect a majority of the directors (or Persons performing similar functions) of such entity, and any partnership or joint venture if more than a 50% interest in the profits or capital thereof is owned by such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries (unless such partnership can and does ordinarily take major business actions without the prior approval of such Person or one or more of its Subsidiaries). Unless the context otherwise clearly requires, any reference to a "Subsidiary" is a reference to a Subsidiary of Parent.

          "Subordinated Debt" means Indebtedness of Parent, the Company or any Subsidiary which is subordinated, in form and content satisfactory to the Required Holders, to any and all Indebtedness owing to any of the Holders.

          "Swap Agreement" means any agreement with respect to any swap, forward, future or derivative transaction or option or similar agreement involving, or settled by reference to, one or more rates, currencies, commodities, equity or debt instruments or securities, or economic, financial or pricing indices or measures of economic, financial or pricing risk or value or any similar transaction or any combination of these transactions; provided that no phantom stock or similar plan providing for payments only on account of services provided by current or former directors, officers, employees or consultants of Parent or the Subsidiaries shall be a Swap Agreement.

          "Total Liabilities" means at a particular date, the sum, without duplication, of (a) all amounts which would be included as liabilities on a balance sheet of an entity at such date, determined in accordance with GAAP and (b) any Indebtedness of such entity.

          "Wholly-Owned Subsidiary" means, at any time, any Subsidiary one hundred percent (100%) of all of the equity interests (except directors' qualifying shares) and voting interests of which are owned by any one or more of the Company and the Company's other Wholly-Owned Subsidiaries at such time.

EXHIBIT 1

[FORM OF NOTE]

PAYMENT AND THE TERMS HEREOF ARE SUBJECT TO THE TERMS OF THE SUBORDINATED NOTE PURCHASE AGREEMENT, DEFINED BELOW.
THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE OFFERED OR SOLD IN VIOLATION OF SUCH ACT.

GIBRALTAR STEEL CORPORATION OF NEW YORK

8.98% SENIOR SUBORDINATED NOTE DUE JANUARY __, 2008

No. [_____] $25,000,000	July __, 2002 PPN[______________]

FOR VALUE RECEIVED, the undersigned, Gibraltar Steel Corporation of New York (herein called the "Company"), a corporation organized and existing under the laws of the State of Delaware, hereby promises to pay to THE PRUDENTIAL INSURANCE COMPANY OF AMERICA, or registered assigns, the principal sum of TWENTY FIVE MILLION DOLLARS on January __, 2008, with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of 8.98% per annum from the date hereof, payable quarterly, on the ____ day of January, April, July and October in each year, commencing with the January, April, July and October next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreement referred to below), payable quarterly as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 8.98% or (ii) 2.0% over the rate of interest publicly announced by Bank of New York from time to time in New York, New York as its "base" or "prime" rate.

Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at Bank of New York or at such other place as the holder of this Note shall have designated by written notice to the Company as provided in the Note Purchase Agreement referred to below.

This Note is one the Senior Subordinated Notes (herein called the "Notes") issued pursuant to that certain Subordinated Note Purchase Agreement, dated as of July __, 2002 (as from time to time amended, the "Note Purchase Agreement"), among Gibraltar Steel Corporation, the Company and the respective purchasers named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in Section 21 of the Note Purchase Agreement and (ii) to have made the representation set forth in Section 6.2 of the Note Purchase Agreement.

This Note is a registered Note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company will not be affected by any notice to the contrary.

This Note is subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement, but not otherwise.

If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreement.

This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

GIBRALTAR STEEL CORPORATION OF NEW YORK By Name: Title:

EXHIBIT 4.4(a)

FORM OF OPINION OF SPECIAL COUNSEL

TO THE COMPANY

Matters To Be Covered In

Opinion of Special Counsel To Parent and The Company

1.     Each of Parent, the Company and its Subsidiaries being duly incorporated, validly existing and in good standing and having requisite corporate power and authority to issue and sell the Notes and to execute and deliver each of the Related Documents.

2.     Each of Parent, the Company and its Subsidiaries being duly qualified and in good standing as a foreign corporation in appropriate jurisdictions.

3.     Due authorization and execution of each of the Related Documents and such Related Documents being legal, valid, binding and enforceable.

4.     No conflicts with charter documents, laws or other agreements.

5.     All consents required to issue and sell the Notes and to execute and deliver each of the Related Documents having been obtained.

6.     No litigation questioning validity of documents.

7.     The Notes not requiring registration under the Securities Act of 1933, as amended; no need to qualify an indenture under the Trust Indenture Act of 1939, as amended.

8.     No violation of Regulations T or X of the Federal Reserve Board.

9.     Company not an "investment company", or a company "controlled" by an "investment company", under the Investment Company Act of 1940, as amended.

Schedule 10.4

Permitted Liens

(a)     [Describe Existing Liens]

(b)    liens for taxes, assessments, or other governmental charges or levies to the extent that payment thereof shall not at the time be required to be made in accordance with the provisions of Section 9.4;

(c)    liens of carriers, warehousemen, mechanics, materialmen and landlords incurred in the ordinary course of business for sums not overdue or being contested in good faith by appropriate proceedings and for which appropriate reserves with respect thereto have been established and maintained by the Company on a consolidated basis in accordance with GAAP;

(d)    liens incurred in the ordinary course of business in connection with workers' compensation, unemployment insurance, or other forms of governmental insurance or benefits, or to secure performance of tenders, statutory obligations, leases and contracts (other than for borrowed money) entered into in the ordinary course of business or to secure obligations on surety or appeal bonds;

(e)    easements, rights-of-way, zoning and similar restrictions and other similar encumbrances or title defects which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the business of Parent or its Subsidiaries; and

(f)    judgment liens securing amounts not in excess of $1,000,000 in existence less than 30 days after the entry thereof or with respect to which execution has been stayed or with respect to which the appropriate insurance carrier has agreed in writing that there is full coverage by insurance.

(g)    mortgages on real property owned by Parent and its Subsidiaries securing an amount not to exceed $10,000,000 in the aggregate.

(h)    liens in favor of the Collateral Agent for the benefit of the Secured Lender Group.

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gibraltar Steel Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian J. Lipke, Chairman and Chief Executive Officer of the Company, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian J. Lipke Brian J. Lipke Chairman and Chief Executive Officer November 14, 2002

EXHIBIT 99.2

CERTIFICATION OF PRESIDENT PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gibraltar Steel Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Walter T. Erazmus, President of the Company, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Walter T. Erazmus Walter T. Erazmus President November 14, 2002

EXHIBIT 99.3

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gibraltar Steel Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Flint, Chief Financial Officer of the Company, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John E. Flint John E. Flint Chief Financial Officer November 14, 2002