Form 10-K
period 2002-12-31
GIBRALTAR STEEL CORP
filed 2003-03-31
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-K
(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2002
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period From ______ to ______
Commission File Number 0-22462

GIBRALTAR STEEL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	16-1445150
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

3556 Lake Shore Road, P.O. Box 2028, Buffalo, New York	14219-0228
(address of principal executive offices)	(zip code)
(716) 826-6500
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

As of December 31, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant amounted to $192,227,000.

As of December 31, 2002, the number of common shares outstanding was: 15,981,999.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders
to be held May 20, 2003, are incorporated by reference into Part III of this report.

Exhibit Index is on Page 43

PART I

Item 1.      Description of Business

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

The Company is organized into three segments - Processed Steel Products, Building Products and Heat Treating. The Processed Steel Products segment primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel through the application of several different processes to produce high-quality, value-added coil steel products. This segment produces a wide variety of cold-rolled strip steel products, coated sheet steel products and strapping products. The Company's processed cold-rolled strip steel products comprise a part of the cold-rolled sheet steel market that is defined by more precise widths, improved surface conditions, more diverse chemistry and tighter gauge tolerances than are supplied by primary manufacturers of flat-rolled steel products. The Company's cold-rolled strip steel products are sold to manufacturers in the automotive, automotive supply, power and hand tool and hardware industries, as well as to other customers who demand critical specifications in their raw material needs. The Company's coated sheet steel products, which include galvanized, galvalume and pre-painted sheet products, are sold primarily to the commercial and residential metal building industry for roofing and siding applications. The Company's heavy duty steel strapping products are used to close and reinforce packages such as cartons and crates for shipping. The Company also operates two material management facilities that link primary steel producers to end-user manufacturers.

The Building Products segment primarily includes the processing of sheet steel to produce a wide variety of building and construction products. Many of the Company's building and construction products meet and exceed increasingly stringent building codes and insurance company requirements governing both residential and commercial construction. This segment's products are sold to major home center stores, lumber and building material wholesalers, buying groups, discount stores, distributors, and general contractors engaged in residential, industrial and commercial construction.

The Company's Heat Treating segment provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required.

Note 15 to the Company's consolidated financial statements include elsewhere herein provides information related to the Company's business segments in accordance with generally accepted accounting principles.

Industry Overview

Steel and metal producers occupy a market niche that exists between the primary steel and metal producers and end-users and others. Primary steel and metal producers typically focus on the sale of standard size and tolerance steel and other metals to large volume purchasers, including steel and metal processors. At the same time, end-users require steel with closer tolerances and with shorter lead times than the primary steel and metal producers can provide efficiently. Steel processors, through the application of various higher value-added processes such as cold-rolling and specialized heat-treating methods, process steel of a precise grade, temper, tolerance and finish. End product manufacturers incorporate the processed steel into finished goods.

Products and Services

Processed Steel Products Segment

The Company's cold-rolled strip steel is used in applications which demand more precise widths, improved surface conditions and tighter gauge tolerances than are supplied by primary producers of flat-rolled steel products. Consistent with its strategy of focusing on high value-added products and services, the Company produces a broad range of fully processed cold-rolled strip steel products. The Company buys wide, open tolerance sheet steel in coils from primary producers and processes it to specific customer orders by performing such computer-aided processes as cold reduction, annealing, edge rolling and slitting. Cold reduction is the rolling of steel to a specified thickness, tolerance and finish. Annealing is a thermal process which changes hardness and certain metallurgical characteristics of steel. Temper rolling is the rolling of steel to a specific hardness. Edge rolling involves conditioning edges of processed steel into square, full round or partially round shapes. Slitting is the cutting of steel to specified widths. Depending on customer specifications, one or more of these processes are utilized to produce steel strip of a precise grade, temper, tolerance and finish. Customers for the Company's strip steel products include manufacturers in the automotive, automotive supply, power and hand tool, hardware and other industries.

The Company operates nine rolling mills at its facilities in Cleveland, Ohio and Buffalo, New York, all of which are QS-9000 certified. Equipment at these facilities includes a computerized, three-stand, four-high tandem mill and eight single-stand, two- and four-high mills. The Company has the capability to process coils up to a maximum of 72 inch outside diameter and roll widths of up to 50 inches. Its rolling mills include automatic gauge control systems with hydraulic screw downs allowing for microsecond adjustments during processing. Its computerized mills enable it to satisfy an industry demand for a wide range of steel from heavier gauge and special alloy steels to low carbon and light gauge steels, in each case having a high-quality finish and precision gauge tolerance. This equipment can process flat-rolled steel to specific customer requirements for thickness tolerances as close as .0002 inches. The Company also operates a 56-inch reversing mill which it believes is one of the widest of its type in the strip steel industry.

The Company's rolling facilities are further complemented by 18 high convection annealing furnaces, which allow for shorter annealing times than conventional annealers. Thirteen of its furnaces and bases employ state-of-the-art technology, incorporating the use of a hydrogen atmosphere for the production of cleaner and more uniform steel. As a result of the Company's annealing capabilities, it is able to produce cold-rolled strip with improved consistency in terms of thickness, hardness, molecular grain structure and surface.

The Company can produce certain strip steel products on oscillated coils, which wind strip steel similar to the way fishing line is wound on a reel. Oscillating the strip steel enables the Company to put at least six times greater volume of finished product on a coil than standard ribbon winding, allowing customers to achieve longer production runs by reducing the number of equipment shut-downs to change coils. Customers are thus able to increase productivity, reduce downtime, improve yield and lengthen die life. These benefits to customers allow the Company to achieve higher margins on oscillate products. To the Company's knowledge, only a few other steel producers are able to produce oscillated coils, and the Company is not aware of any competitor that can produce 12,000 pound oscillate coils, the maximum size the Company produces.

The Company is one of only four domestic manufacturers of high-tensile steel strapping, which is subject to strength requirements imposed by the American Society for Testing Materials for packaging of different products for common carrier transport. This high-tensile steel strapping is essential to producers of large, heavy products such as steel, paper and lumber where reliability of the packaging material is critical to the safe transport of the product.

The Company's QS-9000 certified strapping facility manufactures high-tensile strapping by slitting, oscillating, heat-treating, painting and packaging cold-rolled coils.

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

To meet the differing needs of its customers, the Company offers its strapping products in various thicknesses, widths and coil sizes. The Company also manufactures customer color and printed strapping. In addition, the Company offers related strapping products, such as seals and tools, and is able to manufacture tensile strapping for lighter duty applications.

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

Building Products Segment

The Company manufactures over 5,000 building and construction products for sale throughout the United States to home centers, building material wholesalers, buying groups, discount stores, distributors and residential, industrial and commercial contractors. The Company's building and construction products are manufactured primarily from galvanized and painted steel, as well as from aluminum and copper. Many of these building and construction products are designed to meet and exceed increasingly stringent building codes and insurance company requirements governing both residential and commercial construction. These products include ventilation products and accessories; storm panel systems; mailboxes; steel lumber connectors; roof edging and flashing; aluminum soffit; drywall corner bead, wind brace and starter strip; painted coil stock; metal roofing and accessories; steel framing; rain-carrying systems, including gutters and accessories; bath cabinets; access doors; roof hatches and smoke vents; telescoping doors; builders' hardware, such as door knockers, door stops, shelving and closet rods; and grilles, register and defusers.

The Company's existing building and construction products operations is comprised of facilities located in Florida, Tennessee, Texas, Mississippi, Wisconsin, Minnesota, California, North Carolina, New Jersey, Colorado, Nebraska, Ohio and Michigan.

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

The Company's heat-treating operations have facilities in North Carolina, South Carolina, Tennessee, Georgia, Alabama, Michigan, Indiana, Illinois and Pennsylvania. The Company expanded its operations into Canada in 2002 with the acquisition of B&W Heat Treating (B&W). B&W provides metallurgical heat treating at its two facilities in Kitchener, Ontario, and specializes in aluminum processing. The Company maintains a metallurgical laboratory at each facility with trained metallurgists providing a range of testing capabilities to add value to treated parts and enhance quality control. Consistent quality control is maintained by application of a statistical process control system and QS-9000 registration. Additionally, the Company maintains a fleet of trucks and trailers to provide rapid turnaround time for its customers.

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

Suppliers and Raw Materials

Steel and metal processing companies are required to maintain substantial inventories of raw materials in order to accommodate the short lead times and just-in-time delivery requirements of their customers. Accordingly, the Company generally maintains its inventory of raw materials at the levels that it believes are sufficient to satisfy the anticipated needs of the customers based upon historic buying practices and market conditions. The primary raw material processed by the Company is flat rolled steel purchased at regular intervals primarily from approximately 25 major North American suppliers and a limited number of foreign steel companies. The Company has no long-term commitments with any of its suppliers.

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

Customers and Distribution

The Company has approximately 10,000 customers located throughout the United States, Canada and Mexico principally in the automotive, automotive supply, building and construction, steel, machinery and fastener industries. Major customers include automobile manufacturers and suppliers, building and construction product distributors, and commercial and residential contractors. No customer of the Company represented 10% or more of the Company's net sales for 2000, 2001 or 2002.

During 2000, 2001 and 2002, one customer of the Company's Processed Steel Products segment accounted for 10.5%, 10.2% and 10.4%, respectively, of this segment's net sales. During 2000, 2001 and 2002, one customer of the Company's Building Products segment accounted for 16.3%, 17.2% and 18.5%, respectively, of the segment's net sales. During 2000, 2001 and 2002, one customer of the Company's Heat Treating segment accounted for 11.6%, 10.6% and 9.2% respectively, of this segment's net sales. No other single customer accounted for more than 10% of any segment's net sales during this three year period.

The Company manufactures its products exclusively to customer order rather than for inventory, except for building and construction products. Although the Company negotiates annual sales orders with the majority of its customers, these orders are subject to customer confirmation as to product amounts and delivery dates.

Competition

The steel processing market is highly competitive. The Company competes with a small number of other steel processors, some of which also focus on fully processed, high value-added steel products. The Company competes on the basis of precision and range achievable tolerances, quality, price and the ability to meet delivery schedules dictated by customers.

The Company competes with numerous suppliers of building and construction products in its market based on the broad range of products offered, quality, price and delivery.

The Company competes with a small number of suppliers of heat treating services in its market areas on the basis of processes offered, quality, price and delivery.

Employees

At December 31, 2002, the Company employed approximately 3,400 people, of which 565, or 17%, are represented by collective bargaining agreements.

Backlog

Because of the nature of the Company's products and the short lead time order cycle, backlog is not a significant factor in the Company's business. The Company believes that substantially all of its firm orders existing on December 31, 2002 will be shipped prior to the end of 2003.

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

Internet Information

Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company's website (www.gibraltar1.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

Item 2.      Description of Properties

The Company maintains its corporate headquarters in Buffalo, New York and conducts business operations in facilities located throughout the United States.

The Company believes that its primary existing facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate its capacity needs through 2003.

Location	Utilization	Square Footage
Corporate
Buffalo, New York	Headquarters	23,000	*
Processed Steel Products
Cheektowaga, New York	Cold-rolled strip steel processing and strapping products	148,000
Tonawanda, New York	Cold-rolled strip steel and precision metals processing	128,000
Cleveland, Ohio	Cold-rolled strip steel processing	259,000
Ithaca, New York	Warehouse	14,300	*
Dearborn, Michigan	Strapping tool products	3,000
Lackawanna, New York	Materials management facility	65,000	*
Woodhaven, Michigan	Materials management facility	100,000
Franklin Park, Illinois	Precision metals processing	99,000
Birmingham, Alabama	Precision metals processing	97,900	*
Brownsville, Texas	Distribution Warehouse	15,000	*
Troy, Michigan	Sales office	800	*
Building Products
Jacksonville, Florida	Administrative office and building products manufacturer	261,400	*
Miami, Florida	Building products manufacturing	77,000	*
Tampa, Florida	Building products manufacturing	50,000	*
Nashville, Tennessee	Building products manufacturing	52,500	*
San Antonio, Texas	Building products manufacturing	125,000	*
Houston, Texas	Building products manufacturing	42,000	*
Vidalia, Georgia	Warehouse	34,000	*
Taylorsville, Mississippi	Building products manufacturing	54,000
Taylorsville, Mississippi	Building products manufacturing	238,700
Enterprise, Mississippi	Building products manufacturing	198,100
Appleton, Wisconsin	Building products manufacturing	100,300
Appleton, Wisconsin	Building products manufacturing	42,600
Montgomery, Minnesota	Administrative office and building products manufacturing	115,600
Montgomery, Minnesota	Building products manufacturing	22,000	*
Livermore, California	Building products manufacturing	103,500	*
Rancho Cucamonga, California	Warehouse	20,600	*
North Wilkesboro, N. Carolina	Building products manufacturing	23,000	*
North Wilkesboro, N. Carolina	Administrative Office	900	*
Hainesport, New Jersey	Warehouse	10,800	*
Denver, Colorado	Administrative Office and building products manufacturing	90,000	*
Denver, Colorado	Building products manufacturing	30,000	*
Omaha, Nebraska	Warehouse	18,500	*
Largo, Florida	Building products manufacturing	100,000
Lima, Ohio	Building products manufacturing	203,000
Coopersville, Michigan	Building products manufacturing	246,000
Heat Treating
Fountain Inn, S. Carolina	Heat treating	82,400
Reidsville, N. Carolina	Heat treating	53,500
Arden, N. Carolina	Heat treating	22,000	*
Charlotte, N. Carolina	Administrative office	3,400	*
Morristown, Tennessee	Heat treating	24,200
Conyers, Georgia	Heat treating	18,700	*
Athens, Alabama	Heat treating	20,000
Coldwater, Michigan	Administrative office and heat treating	89,000
Benton Harbor, Michigan	Administrative office and heat treating	55,000
Benton Harbor, Michigan	Warehouse	25,000	*
Greensburg, Indiana	Heat treating	30,000
South Bend, Indiana	Heat treating	33,000
Rockford, Illinois	Heat treating	40,000
Northlake, Illinois	Administrative office and heat treating	200,000
St. Marys, Pennsylvania	Administrative office and heat treating	50,100
Kitchener, Ontario	Administrative office and heat treating	88,900
Kitchener, Ontario	Heat treating	47,900

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

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

As of December 31, 2002, there were 117 shareholders of record of the Company's common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System - National Market System ("Nasdaq"). Its trading symbol is "ROCK". The following table sets forth the high and low sale prices per share for the Company's common stock for each quarter of 2002 and 2001:
	2002		2001
	High	Low	High	Low
Fourth Quarter	$22.970	$17.229	$20.960	$15.150
Third Quarter	25.890	19.010	20.220	13.430
Second Quarter	25.000	20.460	22.000	15.688
First Quarter	21.970	14.950	18.125	14.250

The Company declared dividends of $.035 per share in the first quarter of 2002 and $.040 in each of the second, third and fourth quarters of 2002. The Company declared dividends of $.030 per share in the first quarter of 2001 and $.035 per share in each of the second, third and fourth quarters of 2001.

All of the Company's equity compensation plans have been approved by shareholders. The following table summarizes information concerning securities authorized for issuance under these plans:
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	907,208	$15.93	405,150

Item 6.      Selected Financial Data
(in thousands, except per share data)
	Year Ended December 31,
	2002	2001	2000	1999	1998

Net sales	$645,114	$616,028	$677,540	$621,918	$557,944
EBITDA	70,641	60,995	81,080	72,921	57,788
Income from operations	50,160	37,509	59,892	55,469	44,455
Interest expense	10,403	16,446	18,942	13,439	11,389
Income before income taxes	39,757	21,063	40,950	42,030	33,066
Income taxes	15,903	8,530	16,585	17,022	13,226
Net income	23,854	12,533	24,365	25,008	19,840

Net income per share-Basic	$1.56	$1.00	$1.94	$1.99	$1.59
Weighted average shares Outstanding-Basic	15,280	12,591	12,577	12,540	12,456

Net income per share-Diluted	$1.54	$.98	$1.92	$1.95	$1.57
Weighted average shares Outstanding-Diluted	15,519	12,773	12,685	12,806	12,651

Cash dividends per common share	$.155	$.135	$0.115	$0.125	$-

Current assets	$202,994	$166,615	$187,594	$182,591	$175,834
Current liabilities	64,748	61,551	55,187	69,668	51,598
Total assets	576,568	535,040	556,046	522,080	438,435
Total debt	166,932	212,275	255,853	236,621	200,746
Shareholders' equity	293,117	218,347	208,348	185,459	160,308

Capital expenditures	$15,995	$14,344	$19,619	$21,999	$22,062
Depreciation	19,927	18,976	17,212	14,613	11,221
Amortization	554	4,510	3,976	2,839	2,112

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended 2002 Compared to Year Ended 2001

Consolidated

Net sales increased $29.1 million, or 4.7%, to $645.1 million from net sales of $616.0 million in 2001. This increase resulted primarily from increased sales resulting from increased production levels in the automotive industry and the July 1, 2002 acquisition of B&W Heat Treating.

Cost of sales increased $17.9 million, or 3.5%, to $517.8 million in 2002 from $499.9 million in 2001. Cost of sales as a percentage of net sales decreased to 80.3% in 2002 from 81.2% in 2001 primarily due to lower raw material and freight costs partially offset by increased direct labor and health care costs and general insurance expense.

Selling, general and administrative expenses decreased $1.4 million, or 1.8%, to $77.1 million in 2002 from $78.6 million in 2001. Selling, general, and administrative expenses as a percentage of net sales decreased to 12.0% for 2002 from 12.8% for 2001 primarily due to the elimination of goodwill amortization as a result of the implementation of new accounting rules in 2002, partially offset by increased incentive compensation. Additionally, in 2001 we had a non-cash charge of $1.0 million relating to the Company's E-Commerce investment.

Interest expense decreased $6.0 million primarily due to lower average borrowings during 2002 due to the use of proceeds from the Company's stock offering in mid-March 2002 and lower interest rates.

As a result of the above, income before taxes increased $18.7 million, or 88%, to $39.8 million in 2002 from $21.1 million in 2001.

Income taxes approximated $15.9 million in 2002, based on a 40% effective rate compared with a 40.5% effective rate in 2001.

Segment Information

Processed Steel Products - Net sales increased $20.4 million, or 8.1%, to $272.8 million in 2002, from net sales of $252.4 million in 2001. This increase was due primarily to increased sales resulting from increased production levels in the automotive industry in 2002.

Income from operations increased 12.6% to $32.8 million in 2002 from $29.2 million in 2001. Operating margin increased to 12.0% of net sales from 11.6% in 2001, primarily due to lower raw material and freight costs, partially offset by increased direct labor costs and incentive based compensation.

Building Products - Net sales for 2002 of $292.2 million were comparable to net sales of $292.4 million for 2001. Weaker demand due to general economic conditions in this segment's industry early in the year were offset by an improvement in these conditions during the third and fourth quarters, especially through sales to major retail outlets.

Income from operations increased 17.4% to $21.3 million in 2002 from $18.2 million in 2001. Operating margin improved to 7.2% compared to 6.2% in 2001 primarily due to lower raw material costs, partially offset by increased health care costs, general insurance expense and incentive based compensation.

Heat Treating - Net sales increased $9.0 million, or 12.6%, to $80.2 million in 2002 from net sales of $71.2 million in 2001. This increase was due primarily to the July 1, 2002 acquisition of B&W Heat treating and increased sales resulting from increased production levels in the automotive industry.

Income from operations increased 12.6% to $9.9 million in 2002 from $8.8 million in 2001. Operating margin as a percentage of net sales of 12.4% for 2002 was comparable to 2001.

Year Ended 2001 Compared to Year Ended 2000

Consolidated

Net sales decreased $61.5 million, or 9.1%, to $616.0 million in 2001 from net sales of $677.5 million in 2000. This decrease resulted primarily from changes in the general economy, particularly reduced production levels in the automotive industry, offset by including the net sales of Pennsylvania Industrial Heat Treating, Inc. (acquired February 13, 2001) (the 2001 acquisition) and a full year's net sales of Milcor, Inc. (acquired July 17, 2000) (the 2000 acquisition).

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

Liquidity and Capital Resources

The Company's shareholders' equity increased by approximately $74.8 million or 34% to $293.1 million at December 31, 2002. This increase was primarily due to the receipt of $50.7 million in net proceeds from the Company's stock offering in March of 2002. These proceeds were used to repay existing debt. During 2002, the Company's working capital increased $33.2 million or 32% to approximately $138.2 million.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net income of $23.9 million plus depreciation and amortization of $20.5 million and the provision for deferred income taxes of $5.8 million combined with an increase in accounts payable and accrued expenses of $3.5 million, to provide cash of $53.7 million. This cash was offset by $42.5 million used for working capital purposes, primarily due to an increase in accounts receivable of $9.2 million as a result of increased sales in the fourth quarter of 2002 compared to the fourth quarter of 2001 and a $30.3 million increase in inventory levels to support this increased sales volume and to insure continued availability of material.

The $12.2 million of net cash provided by operations and the net proceeds of $50.7 million from the Company's stock offering plus cash on hand at the beginning of the period were used to pay down $45.4 million of the Company's revolving credit facility, to fund operations, the $8.8 million acquisition of B&W Heat Treating, capital expenditures of $16.0 million and cash dividends of $2.3 million.

At December 31, 2002, the Company had in use approximately $112 million of its $225 million secured revolving credit facility resulting in $113 million of availability. Additionally, this credit facility also includes a $50 million expansion feature.

During 2002, the Company entered into a $50 million private placement of debt with a financial institution. The private placement, which has an average term of 5.25 years and a blended rate of 8.17%, consists of a $25 million senior secured note and a $25 million senior subordinated note. The proceeds of this private placement were used to pay down the Company's secured revolving credit facility.

The Company believes that availability of funds under its credit facility together with cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements.

Recent Accounting Pronouncements

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 Accounting for Asset Retirement Obligations which requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. Implementation of SFAS No. 143 in 2003 will not have a material impact on the Company's results of operations.

In 2002, the FASB issued SFAS No. 146 Accounting for Exit or Disposal Activities which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and will not have a material impact on the Company's financial position or results of operations.

In 2002, the FASB also issued SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 which provides alternative methods for the optional transition of the accounting for stock based compensation from the intrinsic method to the fair value method. The Company does not plan to change its accounting for stock based compensation from the intrinsic method and, therefore, SFAS No. 148 will not have a material impact on the Company's results of operations.

In addition, the FASB issued Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45) in late 2002. FIN No. 45 requires the fair-value measurement and recognition of a liability for the issuance of certain guarantees issued or modified January 1, 2003 or after. The Company has implemented the enhanced disclosure requirements required by FIN No. 45. Implementation of the fair-value measurement and recognition provisions of FIN No. 45 in 2003 will not have a material impact on the Company's financial position or results of operations.

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

Report of Independent Accountants

To the Board of Directors and
Shareholders of Gibraltar Steel Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gibraltar Steel Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Buffalo, New York
January 31, 2003

GIBRALTAR STEEL CORPORATION CONSOLIDATED BALANCE SHEET (in thousands, except share and per share data)

	December 31,
ASSETS	2002	2001

Current assets:
Cash and cash equivalents	$3,662	$8,150
Accounts receivable	87,772	76,696
Inventories	106,155	75,847
Other current assets	,405	5,922
Total current assets	202,994	166,615

Property, plant and equipment, net	231,526	228,443
Goodwill	133,452	132,717
Other assets	8,596	7,265
	$576,568 ======	$535,040 ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$42,074	$43,612
Accrued expenses	22,050	17,126
Current maturities of long-term debt	624	813
Total current liabilities	64,748	61,551

Long-term debt	166,308	211,462
Deferred income taxes	44,656	38,043
Other non-current liabilities	7,739	5,637
Shareholders' equity:
Preferred shares, $.01 par value; authorized:
10,000,000 shares; none outstanding	-	-
Common shares, $.01 par value; authorized:
50,000,000 shares; outstanding
15,981,999 shares in 2002 and 12,607,061 shares in 2001	160	126
Additional paid-in capital	124,825	70,063
Retained earnings	172,147	150,578
Accumulated comprehensive loss	(2,560)	(1,578)
Unearned compensation	(1,086)	(842)
Currency translation adjustment	369)
Total shareholders' equity	293,117	218,347
	$576,568 ======	$535,040 ======

The accompanying notes are an integral part of these financial statements

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENT OF INCOME (in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Net sales	$ 645,114	$ 616,028	$ 677,540
Cost of sales	517,825	499,945	541,743
Gross profit	127,289	116,083	135,797
Selling, general and administrative expense	77,129	78,574	75,905
Income from operations	50,160	37,509	59,892
Interest expense	10,403	16,446	18,942
Income before taxes	39,757	21,063	40,950
Provision for income taxes	15,903	8,530	16,585
Net income	$ 23,854 ======	$ 12,533 =======	$ 24,365 =======
Net income per share - Basic	$ 1.56 ======	$ 1.00 =======	$ 1.94 =======

Weighted average shares outstanding - Basic	15,280 ======	12,591 =======	12,577 =======

Net income per share - Diluted	$ 1.54 ======	$ .98 =======	$ 1.92 =======

Weighted average shares outstanding - Diluted	15,519 ======	12,773 =======	12,685 =======

The accompanying notes are an integral part of these financial statements

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$23,854	$12,533	$24,365
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,481	23,486	21,188
Provision for deferred income taxes	5,800	4,545	5,252
Undistributed equity investment income	340	547	(253)
Other non-cash adjustments	616	157	116
Increase (decrease) in cash resulting from changes in (net of effects from acquisitions):
Accounts receivable	(9,230)	2,290	5,660
Inventories	(30,308)	25,140	(206)
Other current assets	143	495	(2,829)
Accounts payable and accrued expenses	3,468	5,885	(16,551)
Other assets	(2,959)	739	(2,622)

Net cash provided by operating activities	12,205	75,817	34,120

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	(8,847)	(10,832)	(42,880)
Investments in property, plant and equipment	(15,995)	(14,344)	(19,619)
Net proceeds from sale of property and equipment	2,118	435	,753

Net cash used in investing activities	(22,724)	(24,741)	(54,746)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	(129,945)	(92,843)	(63,157)
Proceeds from long-term debt	84,571	49,265	82,389
Repurchase of common stock	-	-	(181)
Net proceeds from issuance of common stock	53,674	589	36
Payment of dividends	(2,269)	(1,638)	(1,447)

Net cash provided by (used in) financing activities	6,031	(44,627)	17,640

Net (decrease) increase in cash and cash equivalents	(4,488)	6,449	(2,986)
Cash and cash equivalents at beginning of year	8,150	,701	4,687

Cash and cash equivalents at end of year	$3,662 ======	$8,150 ======	$1,701 ======

The accompanying notes are an integral part of these financial statements

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in thousands)
	Common Shares Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss		Unearned Compensation	Currency Translation Adjustment

Balance at December 31, 1999	12,577	$126	$69,398	$117,010	$		$(1,075)	$-
Net income	-	-	-	24,365		-	-	-
Stock options exercised and tax benefit	3	-	36	-		-	-	-
Cash dividends-$.115 per share	-	-	-	(1,447)		-	-	-
Earned portion of restricted stock	-	-	-	-		-	116	-
Repurchase of common stock	(13)	-	-	(181)		-	-	-
							-
Balance at December 31, 2000	12,567	126	69,434	139,747		-	(959)	-
Implementation of FAS 133	-	-	-	-		(191)	-	-
Net income	-	-	-	12,533		-	-	-
Stock options exercised and tax benefit	40	-	629	-		-	-	-
Cash dividends-$.135 per share	-	-	-	(1,702)		-	-	-
Earned portion of restricted stock	-	-	-	-		-	117	-
Interest rate swap adjustments	-	-	-	-		(1,387)	-	-

Balance at December 31, 2001	12,607	126	70,063	150,578		(1,578)	(842)	-
Net income	-	-	-	23,854		-	-	-
Public offering	3,150	32	50,678	-		-	-	-
Stock options exercised and tax benefit	151	1	2,652	-		-	-	-
Cash dividends-$.155 per share	-	-	-	(2,466)		-	-	-
Restricted stock grant	56	1	1,303	-		-	(782)	-
Earned portion of restricted stock	-	-	-	-		-	258	-
Forfeiture of restricted stock	(15)	-	(348)	-		-	280	-
Acquisition	33	-	477	181		-	-	-
Interest rate swap adjustments	-	-	-	-		(982)	-	-
Currency translation adjustment	-	-	-	-		-	-	(369)

Balance at December 31, 2002	15,982 =====	$160 ===	$124,825 ======	$172,147 =======		$(2,560) =====	$(1,086) =====	$(369) ====

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

Revenue Recognition

Revenue is recognized when products are shipped to the customer. Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, checking accounts and all highly liquid investments with a maturity of three months or less.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Accelerated methods are used for income tax purposes. The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Implementation of SFAS No. 144 in 2002 did not impact the Company's financial position or results of operations. Interest is capitalized in connection with construction of qualified assets. Under this policy, interest of $105,000, $469,000 and $552,000 was capitalized in 2002, 2001 and 2000, respectively.

Goodwill

Goodwill is recorded as the aggregate excess of purchase prices of acquisitions over the respective fair market values of the net assets of acquired companies. Goodwill is net of accumulated amortization of $14,129,000 at December 31, 2002 and 2001.

Shareholders' Equity

During 2002 and 2001, the Company declared dividends of $2,466,000 and $1,702,000, respectively, of which $640,000 and $442,000 are accrued at December 31, 2002 and 2001, respectively.

During 2002, the Company reacquired 15,000 shares of forfeited restricted common stock at a cost of $.01 per share and reduced additional paid-in-capital for the amount recognized as the difference between the cost and market value of the restricted stock at issuance.

During 2000, the Company purchased 12,572 shares of its outstanding common stock at a cost of $14.38 per share. The Company did not repurchase any shares of its common stock in 2001.

Interest Rate Exchange Agreements

Interest rate swap agreements are used by the Company in the management of interest rate risk. Swaps are not used for trading purposes. On January 1, 2001, the Company implemented the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and recognized the fair value of its interest rate swap agreements as other non-current liabilities. Gains or losses from changes in the fair value of the swap agreements are recorded, net of taxes, as components of Accumulated Comprehensive Loss.

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

2.      Acquisitions

On July 1, 2002, the Company purchased all of the outstanding capital stock of B&W Heat Treating (1975) Limited (B&W) for approximately $8.5 million payable in cash and 32,655 shares of the Company's common stock valued at $.7 million, including 12,572 treasury shares. B&W, located in Ontario, Canada, is Canada's largest independent commercial heat treater.

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

The following information presents the pro-forma consolidated condensed results of operations as if the acquisitions had occurred on January 1, 2001. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2001 and are not necessarily indicative of future results of the combined companies.
(in thousands, except per share data) Year Ended December 31,
	2002	2001
(unaudited)
Net sales	$650,333 ======	$626,330 ======
Income before taxes	$40,048 ======	$21,344 ======
Net income	$24,026 ======	$12,701 ======
Net income per share - Basic	$1.57 ======	$1.01 ======

3.      ACCOUNTS RECEIVABLE

Accounts receivable are expected to be collected within one year and are net of reserves for doubtful accounts of $2,250,000 and $1,937,000 at December 31, 2002 and 2001, respectively.

4.      INVENTORIES

Inventories at December 31 consist of the following:
	(in thousands)
	2002	2001

Raw material	$57,262	$36,378
Finished goods and work-in-process	48,893	39,469

Total inventory	$106,155 ======	$75,847 =====

5.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost less accumulated depreciation, at December 31 consists of the following:
	(in thousands)
	2002	2001

Land and land improvements	$8,608	$7,570
Building and improvements	73,636	64,979
Machinery and equipment	254,740	240,472
Construction in progress	4,803	6,811

	341,787	319,832

Less accumulated depreciation and amortization	110,261	91,389

Property, plant and equipment, net	$231,526 ======	$228,443 ======

6.      GOODWILL

On January 1, 2002, the Company implemented SFAS No. 141 Business Combinations which required that all business combinations be accounted for under the purchase method only and that certain acquired assets in a business combination be accounted for apart from goodwill. The implementation of SFAS No. 141 did not impact the Company's financial position or results of operations.

Also on January 1, 2002, the Company implemented SFAS No. 142 Goodwill and Other Intangible Assets which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. The Company performed the required tests of goodwill at implementation and the annual reassessment date and determined that no impairments were indicated. The impact of the adoption of SFAS No. 142 is summarized as follows:
	Years Ended December 31,
	2002	2001	2000
	(in thousands, except for per share data)
Net income as reported	$23,854	$12,533	$24,365
Goodwill amortization after-tax
	-	2,480	2,207
Adjusted net income	$23,854 =====	$15,013 =====	$26,572 =====

Basic earnings per share:
Net income as reported	$1.56	$1.00	$1.94
Goodwill amortization after-tax	-	.19	.17
Adjusted net income	$1.56 =====	$1.19 =====	$2.11 =====

Diluted earnings per share:
Net income as reported	$1.54	$.98	$1.92
Goodwill amortization after-tax	-	.19	.17
Adjusted net income	$1.54 =====	$1.17 =====	$2.09 =====

7.     OTHER ASSETS

Other assets at December 31 consist of the following:
	(in thousands)
	2002	2001

Equity interest in partnership	$3,852	$4,192
Other	4,744	3,073

Total other assets	$8,596 ====	$7,265 ====

The Company's 31% partnership interest is accounted for using the equity method of accounting. The partnership provides a steel cleaning process called pickling to steel mills and steel processors, including the Company.

8.      DEBT

Long-term debt at December 31 consists of the following:
	(in thousands)
	2002	2001

Revolving credit notes payable	$112,470	$207,000
Private placement demand notes	50,000	-
Industrial Development Revenue Bonds	2,900	3,300
Other debt	1,562	1,975

	166,932	212,275

Less current maturities	624	13

Total long-term debt	$166,308 ======	$211,462 ======

The Company's revolving credit facility of $225,000,000 is secured by the Company's accounts receivable, inventories, and property and equipment, is committed through June 2007 and contains a $50,000,000 expansion feature at the Company's option, subject to approval by the participating financial institutions. This facility has various interest rate options, which are no greater than the bank's prime rate. In addition, the Company may enter into interest rate exchange agreements (swaps) to manage interest costs and exposure to changing interest rates. At December 31, 2002, the Company had interest rate swap agreements outstanding which expire starting in 2004 and effectively converted $50,000,000 of floating rate debt to fixed rates ranging from 7.22% to 7.93%. At December 31, 2002, additional credit facility borrowings consisted of $62,470,000 with an interest rate of LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 3.23% at December 31, 2001.

The Company's private placement demand notes consist of a $25,000,000 senior secured note due July 3, 2007 with a 7.35% interest rate and a $25,000,000 senior subordinated note due January 3, 2008 with an 8.98% interest rate.

In addition, the Company has Industrial Development Revenue Bonds payable in installments through September 2018, with interest rates ranging from a fixed rate of 4.22% to variable rates of up to 3.30% at December 31, 2002, which financed the cost of the expansion of its Coldwater, Michigan heat treating facility, under a capital lease agreement. The cost of the facility and equipment equals the amount of the bonds and includes accumulated amortization of $514,000. The agreement provides for the purchase of the facility and equipment at any time during the lease term at scheduled amounts or at the end of the lease for a nominal amount.

The aggregate maturities on long-term debt including lease purchase obligations for the five years following December 31, 2002 as follows: 2003, $624,000; 2004, $629,000; 2005, $480,000; 2006, $286,000; 2007, $162,763,000; 2008 and subsequent, $2,150,000. The Company had no amounts outstanding under short-term borrowing for the years ended December 31, 2002 and 2001.

The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.

Total cash paid for interest in the years ended December 31, 2002, 2001 and 2000 was $10,050,000, $17,122,000 and $19,935,000, respectively.

9.      LEASES

The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $3,966,000, $5,433,000 and $5,187,000, respectively. Future minimum lease payments under these operating leases are $5,029,000, $3,708,000, $2,933,000, $2,554,000 and $1,156,000 for the years 2003, 2004, 2005, 2006, and 2007, respectively, and $5,142,000 thereafter.

10.      EMPLOYEE RETIREMENT PLANS

Certain subsidiaries participate in the Company's 40l(k) Plan. In addition, certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

A supplemental pension plan provides defined pension benefits to certain salaried employees upon retirement. Net unfunded periodic pension costs of $243,000 and $171,000 were accrued under this plan in 2002 and 2001, respectively, and consisted primarily of service cost using a discount rate of 6.5% and 7.25%, respectively.

Total expense for all retirement plans was $2,709,000, $2,200,000 and $2,204,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

11.      OTHER POST-RETIRMENT BENEFITS

Certain subsidiaries of the Company provide health and life insurance to substantially all of their employees and to a number of retirees and their spouses. The net periodic post-retirement benefit cost charged to expense consisting of service cost, interest cost and amortization of gains, losses and unrecognized prior service costs was $315,000, $237,000 and $261,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The approximate unfunded accumulated post-retirement benefit obligation at December 31, consists of the following (in thousands):
	Benefit Obligation at January 1	Service Cost	Interest Cost	Amendments	Actuarial (Gain)/Loss	Benefit Payments	Benefit Obligation at December 31

2002	$2,272	81	177	-	498	(54)	$2,974
2001	$1,983	52	131	(686)	842	(50)	$2,272

The accumulated post-retirement benefit obligation was determined using a weighted average discount rate of 6.5% in 2002 and 7.25% in 2001. The medical inflation rate was assumed to be 9.0% in 2002, decreasing gradually to 5.0% in 2006. The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated post-retirement benefit obligation at December 31, 2002 by approximately $493,000 and $424,000, respectively, and increase or decrease the annual service and interest costs by approximately $40,000.

One of the Company's subsidiaries also provides post-retirement health care benefits to its unionized employees through contributions to a multi-employer health care plan.

12.      INCOME TAXES

The provision for income taxes consisted of the following:
	(in thousands)
	2002	2001	2000

Current tax provision
U.S. Federal	$8,527	$3,355	$9,507
State and Foreign	1,576	630	1,826

Total current tax provision	10,103	3,985	11,333

Deferred tax provision
U.S. Federal	5,243	4,109	4,593
State and Foreign	557	436	659

Total deferred tax provision	5,800	4,545	5,252

Total provision for income taxes	$15,903 =====	$8,530 =====	$16,585 =====

The provision for income taxes for the year ended December 31, 2002 does not include the tax benefits of $349,000 associated with the exercise of stock options which have been credited to paid-in capital.

The provision for income taxes differs from the federal statutory rate of 35% due to the following:
	(in thousands)
	2002	2001	2000

Statutory rates	$13,915	$7,372	$14,333
State income taxes, less federal effect	1,333	693	1,615
Goodwill	-	431	431
Other	655	34	206
	$15,903 =====	$8,530 ====	$16,585 =====

Deferred tax liabilities (assets) at December 31, consist of the following:
	(in thousands)
	2002	2001

Depreciation	$40,755	$37,316
Goodwill	7,417	4,691
Other	709	878
Gross deferred tax liabilities	48,881	42,885

State taxes	(1,694)	(1,604)
Other	(6,680)	(5,958)
Gross deferred tax assets	(8,374)	(7,562)

Net deferred tax liabilities	$40,507 =====	$35,323 =====

Cash paid for income taxes, net of tax refunds, in the years ended December 31, 2002, 2001 and 2000 was $7,320,000, $3,570,000 and $16,189,000, respectively.

13.      EARNINGS PER SHARE

SFAS No. 128 Earnings Per Share requires dual presentation of basic and diluted earnings per share on the face of the income statement. The reconciliation between the computations is as follows:
	Income	Basic Shares	Basic EPS	Diluted Shares	Diluted EPS

2002	$23,854,000	15,280,364	$1.56	15,519,026	$1.54
2001	12,533,000	12,590,625	$1.00	12,772,808	$0.98
2000	24,365,000	12,577,240	$1.94	12,685,075	$1.92

Included in diluted shares are common stock equivalents of 238,662, 182,183 and 107,832 relating to options for the years ended December 31, 2002, 2001 and 2000, respectively.

14.      STOCK OPTIONS

The Company may grant non-qualified stock options to officer, employees, non-employee directors and advisers at an exercise price equal to 100% of market price, and incentive stock options to officers and other key employees at an exercise price not less than 100% of market price, up to an aggregate of 400,000 and 1,475,000 shares, respectively. The options may be exercised over a four year period from the grant date and expire ten years after the date of grant. At December 31, 2002, 152,500 and 252,650 shares remain available for issuance under the non-qualified and incentive stock option plans, respectively.

Options outstanding at December 31, 2002 consisted of:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$10.00 - $14.07	428,396	4.3 years	$12.44	314,796	$11.85
$15.63 - $22.50	478,812	4.9 years	$19.06	478,812	$19.06
	907,208 =====	4.6 years	$15.93	793,608 ======	$16.20

The following table summarizes information about stock option transactions:
	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 1999	922,706	$16.44	528,819	$14.88
Granted	270,250	14.07
Exercised	(2,255)	15.52
Forfeited	(30,107)	17.68

Balance at December 31, 2000	1,160,594	$15.86	686,582	$15.72
Granted	-	-
Exercised	(39,914)	14.76
Forfeited	(46,000)	17.19

Balance at December 31, 2001	1,074,680	$15.84	817,742	$16.08
Granted	-	-
Exercised	(151,283)	15.23
Forfeited	16,189)	16.12

Balance at December 31, 2002	907,208 ========	$15.93	793,608	$16.20

At December 31, 2002, 793,608 options were vested and exercisable, of which 550,184 options had an exercise price below the $19.04 per share market price of the Company's common stock.

Tax benefits of $349,000 and $40,000 realized in the years ended December 31, 2002 and 2001, respectively, associated with the exercise of certain stock options have been credited to additional paid-in-capital. The Company did not realize any related tax benefit during 2000.

The Company has adopted the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the option plans as stock options granted under these plans have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the unaudited pro forma effect on the years ended December 31, 2002, 2001, and 2000 is as follows:
Year Ended December 31, (in thousands, except per share data)
	2002	2001	2000
Net income	$ 23,854	$ 12,533	$ 24,365
Deduct: total stock-based employee compensation determined under fair value based methods for all awards, net of related tax effects	614	794	715
Pro forma net income	$ 23,240 ========	$ 11,739 =======	$ 23,650 =======
Earnings per share:
Basic - as reported	$ 1.56 ========	$ 1.00 =======	$ 1.94 =======
Basic - pro forma	$ 1.52 ========	$ .93 =======	$ 1.88 =======
Diluted - as reported	$ 1.54 ========	$ .98 ========	$ 1.92 =======
Diluted - pro forma	$ 1.50 ========	$ .92 ========	$ 1.86 =======

The Black-Scholes option-pricing model was used to estimate the fair value of the options granted on the date of grant. The fair values and assumptions used in the model, assuming no dividends, are as follows:
	Fair Value	Expected Life	Stock Volatility	Risk-Free Interest Rate	Dividend Yield

2000 Grant	$6.31	5 years	43.7%	6.3%	.7%
1999 Grant	$9.18	5 years	45.1%	4.4%	.2%

The Company also has a Restricted Stock Plan and has reserved for issuance of 100,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. Since the inception of this plan, all common shares reserved for issuance under this plan have been awarded and are outstanding at December 31, 2002.

15.      SEGMENT INFORMATION

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

(iii)

Heat treating, which includes a wide range of metallurgical heat treating processes in which customer-owned metals parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31, 2002, 2001 and 2000:
	(in thousands)
	2002	2001	2000

Net sales
Processed steel products	$272,796	$252,382	$321,361
Building products	292,161	292,464	277,706
Heat treating	80,157	71,182	78,473
	$645,114 ======	$616,028 ======	$677,540 ======

Income from operations
Processed steel products	$32,843	$29,156	$39,111
Building products	21,338	18,174	22,491
Heat treating	9,904	8,798	13,059
Corporate	(13,925)	(18,619)	(14,769)
	$50,160 =======	$37,509 =======	$59,892 ======

Depreciation and amortization
Processed steel products	$5,874	$5,681	$5,853
Building products	7,453	6,986	5,747
Heat treating	6,057	5,756	5,112
Corporate	1,097	5,063	4,476
	$20,481 =======	$23,486 =======	$21,188 ======

Total assets
Processed steel products	$155,422	$137,942	$155,740
Building products	163,005	151,993	157,962
Heat treating	94,034	80,515	80,048
Corporate	164,107	164,590	162,296
	$576,568 =======	$535,040 =======	$556,046 ======

Capital expenditures
Processed steel products	$3,211	$3,980	$5,313
Building products	5,868	7,637	7,304
Heat treating	6,057	2,151	5,902
Corporate	859	576	1,100
	$15,995 =======	$14,344 =======	$19,619 ======

16.      COMMITMENTS AND CONTINGENCIES

The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which is not clearly determinable at the present time, would significantly affect the Company's financial condition or results of operations.

The Company offers various product warranties to its customers concerning the quality of its products and services. Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a related warranty accrual at December 31, 2002 and 2001 is not required.

17.      RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 Accounting for Asset Retirement Obligations which requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. Implementation of SFAS No. 143 in 2003 will not have a material impact on the Company's results of operations.

In 2002, the FASB issued SFAS No. 146 Accounting for Exit or Disposal Activities which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and will not have a material impact on the Company's financial position or results of operations.

In 2002, the FASB also issued SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 which provides alternative methods for the optional transition of the accounting for stock based compensation from the intrinsic method to the fair value method. The Company does not plan to change its accounting for stock based compensation from the intrinsic method and, therefore, SFAS No. 148 will not have a material impact on the Company's results of operations.

In addition, the FASB issued Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (FIN No. 45) in late 2002. FIN No. 45 requires the fair-value measurement and recognition of a liability for the issuance of certain guarantees issued or modified on January 1, 2003 or after. The Company has implemented the enhanced disclosure requirements required by FIN No. 45. Implementation of the fair-value measurement and recognition provisions of FIN No. 45 in 2003 will not have a material impact on the Company's financial results of operations.

QUARTERLY UNAUDITED FINANCIAL DATA

(in thousands, except per share data)
2002 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Net sales	$144,713	$171,520	$173,160	$155,721	$645,114

Gross profit	27,214	35,397	34,643	30,035	127,289

Income from operations	9,617	15,520	14,758	10,265	50,160

Net income	4,078	7,962	7,111	4,703	23,854

Net income per share - Basic	$.31	$.50	$.45	$.29	$1.56

Net income per share - Diluted	$.30	$.49	$.44	$.29	$1.54

2001 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Net sales	$150,550	$163,550	$161,484	$140,444	$616,028

Gross profit	28,485	32,081	30,330	25,187	116,083

Income from operations	9,742	12,054	9,851	5,862	37,509

Net income	2,886	4,518	3,594	1,535	12,533

Net income per share - Basic	$.23	$.36	$.29	$.12	$1.00

Net income per share - Diluted	$.23	$.35	$.28	$.12	$.98

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2002 fiscal year.

Item 11.     Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the commission within 120 days after the end of the Company's 2002 fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2002 fiscal year.

Item 13.     Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the commission within 120 days after the end of the Company's 2002 fiscal year.

Item 14.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 day period prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision, and with the participation, of its management, including its principal executive officer, president and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities and Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities and Exchange Act Rule 13a-15 referred to above.

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K			Page Number
(a)	(1)	Financial Statements:

		Report of Independent Accountants	19

		Consolidated Balance Sheet at December 31, 2002 and 2001	20

		Consolidated Statement of Income for the three years ended December 31, 2002	21

		Consolidated Statement of Cash Flows for the three years ended December 31, 2002	22

		Consolidated Statement of Shareholders' Equity for the three years ended December 31, 2002	23

		Notes to Consolidated Financial Statements	24

	(2)	Supplementary Data

		Quarterly Unaudited Financial Data	36

	(3)	Exhibits
		The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 41.

(b)		Reports on Form 8-K
		No reports on Form 8-K were filed by the Company during the three month period ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR STEEL CORPORATION
By /s/ Brian J. Lipke
Brian J. Lipke Chief Executive Officer And Chairman of the Board

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brian J. Lipke	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 28, 2003
Brian J. Lipke

/s/ Walter T. Erazmus	President	March 28, 2003
Walter T. Erazmus

/s/ John E. Flint	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 28, 2003
John E. Flint

/s/ Gerald S. Lippes	Director	March 28, 2003
Gerald S. Lippes

/s/ Arthur A. Russ, Jr.	Director	March 28, 2003
Arthur A. Russ, Jr.

/s/ David N. Campbell	Director	March 28, 2003
David N. Campbell

/s/ William P. Montague	Director	March 28, 2003
William P. Montague

Exhibit Index
Exhibit Number	Exhibit	Sequentially Numbered Page

3.1	Certificate of Incorporation of registrant (incorporated by reference to the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

3.2

Amended and Restated By-Laws of the Registrant effective August 11, 1998 (incorporated by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

4.1	Specimen Common Share Certificate (incorporated by reference number to the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

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

10.7

Agreement dated December 22, 2000 for Adoption by Gibraltar Steel Corporation of New York of the Dreyfus Nonstandardized Prototype Profit Sharing Plan and Trust (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.8*

Gibraltar Steel Corporation Incentive Stock Option Plan, Fifth Amendment and Restatement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

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

10.12*

Gibraltar Steel Corporation Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

10.13*

Gibraltar Steel Corporation Profit Sharing Plan dated August 1, 1984, as Amended April 14, 1986 and May 1, 1987 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

10.14*

Change in Control Agreement dated July 9, 1998 between Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.15*

Form of Change in Control Agreement dated July 9, 1998 between Registrant and each of Neil E. Lipke, Eric R. Lipke, Walter T. Erazmus, Joseph A. Rosenecker, Carl P. Spezio and Andrew S. Tsakos (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.16*

Form of Stay Bonus Agreement dated October 1, 2000 between registrant and certain named executives (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.17

Fourth Amended and Restated Credit Agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York, JPMorgan Chase Bank, as Administrative Agent, and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.18

Senior secured note purchase agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on form 10-Q for the quarter ended September 30, 2002)

10.19

Senior subordinated note purchase agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on form 10-Q for the quarter ended September 30, 2002)

10.20

First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.21*	Gibraltar Steel Corporation 401(k) Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-87034))

10.22*

First Amendment, dated January 20, 1995, to Gibraltar Steel Corporation 401(k) Plan (Incorporated by reference to Exhibit 10.28 to the Company's Annual report on Form 10-K for the year ended December 31, 1994)

21	Subsidiaries of the Registrant	52

99.1	Certification of the Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	49

99.2	Certification of the President pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	50

99.3	Certification of the Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	51

	_______________________________________
	*Document is a management contract or compensatory plan or agreement

CERTIFICATIONS
I, Brian J. Lipke, certify that:
1.	I have reviewed this annual report on Form 10-K of Gibraltar Steel Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materials weaknesses.

Date:   March 28, 2003

/s/ Brian J. Lipke
Brian J. Lipke
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Walter T. Erazmus, certify that:
1.	I have reviewed this annual report on Form 10-K of Gibraltar Steel Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materials weaknesses.

Date:   March 28, 2003

/s/ Walter T. Erazmus
Walter T. Erazmus
President

CERTIFICATIONS

I, John E. Flint, certify that:
1.	I have reviewed this annual report on Form 10-K of Gibraltar Steel Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materials weaknesses.

Date:   March 28, 2003

/s/ John E. Flint
John E. Flint
Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO TITLE 18,
UNITED STATES CODE, SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gibraltar Steel Corporation (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian J. Lipke, Chairman and Chief Executive Officer of the Company, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian J. Lipke
Brian J. Lipke
Chairman and Chief Executive Officer
March 28, 2003

EXHIBIT 99.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO TITLE 18,
UNITED STATES CODE, SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gibraltar Steel Corporation (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Walter T. Erazmus, Chairman and Chief Executive Officer of the Company, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Walter T. Erazmus
Walter T. Erazmus
President
March 28, 2003

EXHIBIT 99.3

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO TITLE 18,
UNITED STATES CODE, SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gibraltar Steel Corporation (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Flint, Chairman and Chief Executive Officer of the Company, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John E. Flint
John E. Flint
Chief Financial Officer
March 28, 2003

Subsidiaries

The following is a list of the subsidiaries of Gibraltar Steel Corporation. The names of indirectly owned subsidiaries are indented under the names of their respective parent corporations:
Gibraltar Steel Corporation of New York	New York
Wm. R. Hubbell Steel Corporation	Illinois
Carolina Commercial Heat Treating, Inc.	Nevada
Southeastern Metals Manufacturing Company, Inc	Florida
Solar Group, Inc.	Delaware
Appleton Supply Co., Inc.	Delaware
United Steel Products Company	Minnesota
Harbor Metal Treating Co.	Michigan
Harbor Metal Treating of Indiana, Inc.	Michigan
K & W Metal Fabricators, Inc.	Colorado
Hi-Temp Heat Treating, Inc.	Delaware
Brazing Concepts Company	Michigan
Milcor, Inc.	Delaware
Pennsylvania Industrial Heat Treaters, Inc.	Pennsylvania
Gibraltar Steel Corporation Flight Services Corp.	New York
Gibraltar Strip Steel, Inc.	Delaware
Cleveland Pickling, Inc.	Delaware
GIT Limited	New York
B & W Heat Treating	Nova Scotia, Canada