Form 10-Q
period 2003-03-31
GIBRALTAR STEEL CORP
filed 2003-05-15
CIK 912562

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

          (Mark one)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

As of March 31, 2003, the number of common shares outstanding was:  16,003,188.

1 of 16

GIBRALTAR STEEL CORPORATION

INDEX

		PAGE NUMBER
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet March 31, 2003 (unaudited) and December 31, 2002 (audited)	3

	Condensed Consolidated Statement of Income Three months ended March 31, 2003 and 2002 (unaudited )	4

	Condensed Consolidated Statement of Cash Flows Three months ended March 31, 2003 and 2002 (unaudited )	5

	Notes to Condensed Consolidated Financial Statements (unaudited )	6 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11- 14

PART II.	OTHER INFORMATION	15

2 of 16

PART I FINANCIAL INFORMATION Item 1. Financial Statements GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	March 31, December 31,
	2003	2002
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,617	$3,662
Accounts receivable	97,620	87,772
Inventories	113,465	106,155
Other current assets	7,943	5,405
Total current assets	223,645	202,994

Property, plant and equipment, net	231,666	231,526
Goodwill	133,452	133,452
Other assets	8,469	8,596
	$597,232	$576,568

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$45,170	$42,074
Accrued expenses	16,946	22,050
Current maturities of long-term debt	625	624
Total current liabilities	62,741	64,748

Long-term debt	182,572	166,308
Deferred income taxes	45,691	44,656
Other non-current liabilities	7,645	7,739
Shareholders' equity:
Preferred shares	-	-
Common shares	160	160
Additional paid-in capital	125,084	124,825
Retained earnings	176,411	172,147
Accumulated comprehensive loss	(2,414)	(2,560)
Unearned compensation	(1,008)	(1,086)
Currency translation adjustment	350	(369)
Total shareholders' equity	298,583	293,117
	$597,232	$576,568

See accompanying notes to financial statements 3 of 16
GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF INCOME (in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
	(unaudited)	(unaudited)

Net sales	$161,532	$144,713

Cost of sales	132,386	117,499

Gross profit	29,146	27,214

Selling, general and administrative expense	18,433	17,597

Income from operations	10,713	9,617

Interest expense	2,540	2,763

Income before taxes	8,173	6,854

Provision for income taxes	3,269	2,776

Net income	$4,904	$4,078

Net income per share - Basic	$.31	$.31

Weighted average shares outstanding - Basic	15,988	13,272

Net income per share - Diluted	$.30	$.30

Weighted average shares outstanding - Diluted	16,151	13,444

See accompanying notes to financial statements 4 of 16
GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$4,904	$4,078
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,295	5,009
Provision for deferred income taxes	773	880
Undistributed equity investment income	(50)	191
Other noncash adjustments	167	28
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(9,722)	(14,262)
Inventories	(7,310)	(1,309)
Other current assets	(2,503)	(1,810)
Accounts payable and accrued expenses	(1,904)	5,822
Other assets	39	(159)

Net cash used in operating activities	(10,311)	(1,532)

Cash flows from investing activities
Purchases of property, plant and equipment	(4,843)	(2,387)
Net proceeds from sale of property and equipment	225	137

Net cash used in investing activities	(4,618)	(2,250)

Cash flows from financing activities
Long-term debt reduction	(2,047)	(58,511)
Proceeds from long-term debt	18,312	6,586
Payment of dividends	(640)	(442)
Net proceeds from issuance of common stock	259	50,853

Net cash provided by (used in) financing activities	15,884	(1,514)

Net increase (decrease) in cash and cash equivalents	955	(5,296)

Cash and cash equivalents at beginning of year	3,662	8,150

Cash and cash equivalents at end of period	$4,617	$2,854

See accompanying notes to financial statements 5 of 16

GIBRALTAR STEEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 2003 and 2002 have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 have been included.

Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2002.

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES

                       Inventories consist of the following:

	(in thousands)
	March 31,	December 31,
	2003	2002
	(unaudited)	(audited)
Raw material	$59,779	$57,262
Finished goods and work-in-process	53,686	48,893

Total inventory	$113,465	$106,155

6 of 16

3.  SHAREHOLDERS' EQUITY

The changes in shareholders' equity consist of:

(in thousands)

			Additional				Currency
	Common Shares		Paid-in	Retained	Comprehensive	Unearned	Translation
	Shares	Amount	Capital	Earnings	Loss	Compensation	Adjustment

Balance at December 31, 2002	15,982	$160	$124,825	$172,147	$(2,560)	$(1,086)	$(369)
Net income	-	-	-	4,904	-	-	-
Stock options exercised and tax benefit	21	-	259	-	-	-	-
Cash dividends-$.04 per share	-	-	-	(640)	-	-	-
Earned portion of restricted stock	-	-	-	-	-	78	-
interest rate swap adjustments	-	-	-	-	146	-	-
Currency translation adjustment	-	-	-	-	-	-	719

Balance at March 31, 2003	16,003	$160	$125,084	$176,411	$(2,414)	$(1,008)	$350

4.  EARNINGS PER SHARE

Basic net income per share equals net income divided by the weighted average shares outstanding for the three months ended March 31, 2003 and 2002.  The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. Included in diluted shares, are common stock equivalents relating to options of 162,979 and 171,930 for the three month periods ended March 31, 2003 and 2002, respectively.

Options to purchase 840,144 shares of the Company's common stock are outstanding as of March 31, 2003 and are exercisable at prices ranging from $10.00 to $22.50 per share.  At March 31, 2003, 730,420 options were vested and exercisable, of which 529,495 had an exercise price of below the $18.64 per share market price of the Company's common stock.

5.  ACQUISITION

On July 1, 2002, the Company purchased all the outstanding capital stock of B&W Heat Treating (1975) Limited (B&W Heat Treating) for approximately $9.2 million.  The purchase price consisted of approximately $8.5 million payable in cash and 32,655 shares of the Company's common stock valued at $.7 million.

7 of 16

This acquisition has been accounted for under the purchase method with the results of B & W Heat Treating's operations consolidated with the Company's results of operations from its acquisition date.

The following information presents the pro forma consolidated condensed results of operations as if the acquisition had occurred on January 1, 2002.  The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisition occurred as of January 1, 2002 and are not necessarily indicative of future results of the combined companies.

(in thousands, except per share data) Three Months Ended March 31, 2002
(unaudited)

Net sales	$147,103

Income before taxes	$6,719

Net income	$3,997

Net income per share-Basic	$.30

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

8 of 16

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the three month period ended March 31, 2003 and   2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
	(unaudited)	(unaudited)

Net sales
Processed steel products	$71,203	$63,012
Building products	68,295	63,220
Heat treating	22,034	18,481
	$161,532	$144,713

Income from operations
Processed steel products	$8,353	$7,468
Building products	2,530	2,495
Heat treating	2,963	2,617
Corporate	(3,133)	(2,963)
	$10,713	$9,617

Depreciation and amortization
Processed steel products	$1,464	$1,452
Building products	1,936	1,817
Heat treating	1,592	1,467
Corporate	303	273
	$5,295	$5,009

Total assets
Processed steel products	$159,560	$136,562
Building products	170,447	159,187
Heat treating	97,273	81,064
Corporate	169,952	167,612
	$597,232	$544,425

Capital expenditures
Processed steel products	$1,107	$375
Building products	1,646	1,525
Heat treating	1,855	289
Corporate	235	198
	$4,843	$2,387

9 of 16

7.      SUBSEQUENT EVENTS

On April 1, 2003, the Company purchased all the outstanding capital stock of Construction Metals, Inc.  Construction Metals is a manufacturer of a wide array of building and construction products that are sold to retail and wholesale customers throughout the western United States.

On May 1, 2003, the Company purchased all the outstanding capital stock of Air Vent Inc.

Air Vent manufactures and distributes a complete line of ventilation products and accessories, and is the building industry's leader in ridge ventilation products and a leading manufacturer of powered and foundation ventilation systems.  The combined preacquisition net sales of Construction Metals and Air Vent in 2002 was approximately $100 million.

The Company paid approximately $142 million for these acquisitions, which included approximately $57.5 million in unsecured subordinated debt payable to the former owners of the acquired companies over three to six year terms at an interest rate of 5.0%.

In late April 2003, the Company amended its revolving credit facility to increase its aggregate borrowing limit to $290 million.

10 of 16

Item 2.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations

Results of Operations

Consolidated

Net sales of $161.5 million for the first quarter ended March 31, 2003, increased by $16.8 million, or 11.6%, from net sales of $144.7 million for the prior year's first quarter.  This increase was primarily due to higher sales in each of the Company's operating segments, due to stronger demand as a result of improved economic conditions in those segments compared to last year's first quarter, and from including net sales of B & W Heat Treating (acquired July 1, 2002).

Gross profit as a percentage of net sales decreased to 18.0% in the first quarter of 2003 from 18.8% in the first quarter of 2002 .  This decrease was due primarily to higher raw material and direct labor costs as a percentage of net sales in 2003 compared to the same period in 2002.

Selling, general and administrative expenses decreased to 11.4% of net sales for the first quarter ended March 31, 2003, in comparison to 12.2% of net sales for the same period of 2002.  This decrease was a result of maintaining expenses at the prior year levels, while generating higher net sales in 2003 compared to the same period in 2002.

As a result of the above, income from operations as a percentage of net sales of 6.6% for the first quarter ended March 31, 2003 was comparable to 6.7% for the prior year's first quarter.

Interest expense decreased by approximately $.2 million for the first quarter ended March 31, 2003 to $2.5 million.  This decrease was primarily due to lower average borrowings in 2003 as a result of  the use of the proceeds from the Company's stock offering in mid-March 2002 to pay down the Company's revolving credit facility, partially offset by higher interest rates from demand notes which were privately placed in July 2002.

As a result of the above, income before taxes increased by $1.3 million for the first quarter ended March 31, 2003 from the same period in 2002.

Income taxes for the first quarter ended March 31, 2003 approximated $3.3 million and were based on a 40.0% effective tax rate in 2003, compared to 40.5% in 2002.

11 of 16

The following provides further information by segment:

                     Processed Steel Products

Net sales of $71.2 million for the first quarter ended March 31, 2003, increased by $8.2 million, or 13.0%, from net sales of $63.0 million for the prior year's first quarter.   This increase was primarily due to increased volume due to increased auto production.

Income from operations decreased to 11.7% of net sales for the first quarter ended March 31, 2003 from 11.9% for the prior year's first quarter.  This decrease was primarily due to higher labor, incentive compensation and freight costs as a percentage of net sales.

                     Building Products

Net sales of $68.3 million for the first quarter ended March 31, 2003, increased by $5.1 million, or 8.0%, from net sales of $63.2 million for the prior year's first quarter.  This increase was primarily due to greater penetration with existing customers.

Income from operations decreased to 3.7% of net sales for the first quarter ended March 31, 2003 from 3.9% for the prior year's first quarter.  This decrease as a percentage of net sales was primarily due to higher raw material costs, partially offset by lower compensation costs.

Heat Treating

Net sales of $22.0 million for the first quarter ended March 31, 2003, increased by approximately $3.5 million, or 19.2%, from net sales of $18.5 million for the prior year's first quarter.  This increase was primarily due to including the net sales of B & W Heat Treating (acquired July 1, 2002).

Income from operations decreased to 13.4% of net sales for the first quarter ended March 31, 2003 from 14.2% for the prior year's first quarter.  This decrease was primarily due to higher costs as a percentage of net sales at B & W Heat Treating, partially offset by lower fixed costs as a percentage of net sales.

12 of 16

                    Liquidity and Capital Resources

During the first quarter of 2003, the Company's shareholders' equity increased by approximately $5.5 million, or 1.9%, to $298.6 million.   Additionally, working capital increased by $22.7 million to $160.9 million during the quarter ended March 31, 2003.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net income of $4.9 million plus depreciation and amortization of $5.3 million provided cash of $10.2 million.  This cash was offset by $21.4 million used for working capital purposes, primarily due to an increase in accounts receivable of $9.7 million as a result of increased sales for the first quarter of 2003 compared to the fourth quarter of 2002 and an increase in inventory of $7.3 million to support this increased sales volume and to ensure continued availability of material.

During the first quarter of 2003, net borrowings of $16.3 million under the Company's revolving credit facility and cash on hand at the beginning of the period were used to fund operations, capital expenditures of $4.8 million and cash dividends of $.6 million.

At March 31, 2003, the Company had borrowed approximately $129 million under its $225 million revolving credit facility resulting in approximately $96 million of additional availability.

On April 1, 2003, the Company purchased all the outstanding capital stock of Construction Metals, Inc., and on May 1, 2003, the Company purchased all the outstanding capital stock of Air Vent Inc.  The Company paid approximately $142 million for these acquisitions, comprised of $84.5 million in cash from the revolving credit facility, and $57.5 million in unsecured subordinated debt payable to the former owners of the acquired companies over three to six year terms at an interest rate of 5.0%.  In late April 2003, the Company increased the revolving credit facility to $290 million.

The Company believes that availability of funds under its credit facility together with cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements.

13 of 16

Recent Accounting Pronouncements

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 Accounting for Asset Retirement Obligations which requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred.  Implementation of SFAS No. 143 in 2003 did not have a material impact on the Company's results of operations.

In 2002, the FASB issued SFAS No. 146 Accounting for Exit or Disposal Activities which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS No. 146 are effective for exit or disposal activities that were initiated after December 31, 2002 and did not have a material impact on the Company's financial position or results of operations.

In addition, the FASB issued Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45) in late 2002.  FIN No. 45 requires the fair-value measurement and recognition of a liability for the issuance of certain guarantees issued or modified on January 1, 2003 or after.  Implementation of the fair-value measurement and recognition provisions of FIN No. 45 in 2003 did not have a material impact on the Company's financial position or results of operations.

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

14 of 16

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

          1.  Exhibits

a.        Exhibit 99.1 - Certification of the Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906        of the Sarbanes-Oxley Act of 2002.

b.        Exhibit 99.2 - Certification of the President pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

c.        Exhibit 99.3 - Certification of the Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906        of the Sarbanes-Oxley Act of 2002.

2.            Reports on Form 8-K.  There were no reports on Form 8-K during the three months ended March 31, 2003.

15 of 16

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

/s/ Walter T. Erazmus
Walter T. Erazmus
President

/s/ John E. Flint
John E. Flint
Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date:  May 14, 2003

16 of 16

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

         Date:  May 14, 2003

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

         Date:  May 14, 2003

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

         Date:  May 14, 2003

/s/ John E. Flint
John E. Flint
Chief Financial Officer