Form 10-Q
period 2003-06-30
GIBRALTAR STEEL CORP
filed 2003-08-14
CIK 912562

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

          (Mark one)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

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

As of June 30, 2003, the number of common shares outstanding was:  16,006,877.

1 of 22

GIBRALTAR STEEL CORPORATION

INDEX

		PAGE NUMBER
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002 (audited)	3

	Condensed Consolidated Statements of Income For the Three and Six months ended June 30, 2003 and 2002 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Six months ended June 30, 2003 and 2002 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4 - 18

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION	20 - 22

2 of 22

PART I FINANCIAL INFORMATION Item 1. Financial Statements GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, December 31,
	2003	2002
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,448	$3,662
Accounts receivable	125,398	87,772
Inventories	119,566	106,155
Other current assets	7,635	5,405
Total current assets	261,047	202,994

Property, plant and equipment, net	248,328	231,526
Goodwill	255,467	133,452
Other assets	10,425	8,596
	$775,267	$576,568

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$58,158	$42,074
Accrued expenses	30,360	22,050
Current maturities of long-term debt	14,848	624
Total current liabilities	103,366	64,748

Long-term debt	307,902	166,308
Deferred income taxes	49,701	44,656
Other non-current liabilities	7,511	7,739
Shareholders' equity:
Preferred shares	-	-
Common shares	160	160
Additional paid-in capital	125,142	124,825
Retained earnings	183,941	172,147
Accumulated comprehensive loss	(2,232)	(2,560)
Unearned compensation	(930)	(1,086)
Currency translation adjustment	706	(369)
Total shareholders' equity	306,787	293,117
	$775,267	$576,568

See accompanying notes to condensed consolidated financial statements 3 of 22

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share date)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$203,406	$171,520	$364,938	$316,233

Cost of sales	162,765	136,123	295,151	253,622

Gross profit	40,641	35,397	69,787	62,611

Selling, general and administrative expense	23,185	19,877	41,618	37,474

Income from operations	17,456	15,520	28,169	25,137

Interest expense	3,704	2,139	6,244	4,902

Income before taxes	13,752	13,381	21,925	20,235

Provision for income taxes	5,501	5,419	8,770	8,195

Net income	$8,251	$7,962	$13,155	$12,040

Net income per share - Basic	$.52	$.50	$.83	$.83

Weighted average shares outstanding - Basic	15,938	15,835	15,925	14,561

Net income per share - Diluted	$.51	$.49	$.82	$.81

Weighted average shares outstanding - Diluted	16,103	16,158	16,086	14,808

See accompanying notes to condensed consolidated financial statements

4 of 22

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$13,155	$12,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,957	10,050
Provision for deferred income taxes	1,402	2,324
Undistributed equity investment income	203	133
Other noncash adjustments	304	228
Increase (decrease) in cash resulting from changes in
(net of acquisitions):
Accounts receivable	(23,699)	(26,562)
Inventories	(441)	(7,614)
Other current assets	(2,392)	(1,150)
Accounts payable and accrued expenses	10,468	15,328
Other assets	(263)	(1,271)

Net cash provided by operating activities	9,694	3,506

Cash flows from investing activities
Acquisitions, net of cash acquired	(83,580)	-
Purchases of property, plant and equipment	(10,169)	(4,527)
Net proceeds from sale of property and equipment	265	160

Net cash used in investing activities	(93,484)	(4,367)

Cash flows from financing activities
Long-term debt reduction	(25,924)	(75,942)
Proceeds from long-term debt	115,464	21,179
Payment of dividends	(1,281)	(994)
Net proceeds from issuance of common stock	317	52,282

Net cash provided by (used in) financing activities	88,576	(3,475)

Net increase (decrease) in cash and cash equivalents	4,786	(4,336)

Cash and cash equivalents at beginning of year	3,662	8,150

Cash and cash equivalents at end of period	$8,448	$3,814

See accompanying notes to condensed consolidated financial statements 5 of 22

GIBRALTAR STEEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 2003 and 2002 have been prepared by Gibraltar Steel Corporation (the Company) without audit.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 have been included.

Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2002.

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES

                      Inventories consist of the following:

	(in thousands)
	June 30,	December 31,
	2003	2002
	(unaudited)	(audited)
Raw material	$62,240	$57,262
Finished goods and work-in-process	57,326	48,893

Total inventories	$119,566	$106,155

6 of 22

3.  SHAREHOLDERS' EQUITY

The changes in shareholders' equity consist of (in thousands):

			Additional		Accumulated		Currency
	Common Shares		Paid-in	Retained	Comprehensive	Unearned	Translation
	Shares	Amount	Capital	Earnings	Loss	Compensation	Adjustment

Balance at December 31, 2002	15,982	$160	$124,825	$172,147	$(2,560)	$(1,086)	$(369)
Net income	-	-	-	13,155	-	-	-
Stock options exercised and tax benefit	25	-	317	-	-	-	-
Cash dividends-$.04 per share	-	-	-	(1,361)	-	-	-
Earned portion of restricted stock	-	-	-	-	-	156	-
Interest rate swap adjustments	-	-	-	-	328	-	-
Currency translation adjustment	-	-	-	-	-	-	1,075

Balance at June 30, 2003	16,007	$160	$125,142	$183,941	$(2,232)	$(930)	$706

4.  EARNINGS PER SHARE

Basic net income per share equals net income divided by the weighted average shares outstanding for the six months ended June 30, 2003 and 2002.  The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the assumed proceeds of common stock equivalents.  Common stock equivalents relating to stock options and restricted stock awards of 160,656 and 247,486 are included in diluted shares for the six month periods ended June 30, 2003 and 2002, respectively.

Options to purchase 833,830 shares of the Company's common stock are outstanding as of June 30, 2003 and are exercisable at prices ranging from $10.00 to $22.50 per share.  At June 30, 2003, 762,936 options were vested and exercisable, of which 561,761 had an exercise price of below the $20.56 per share market price of the Company's common stock.

5.  ACQUISITIONS

On July 1, 2002, the Company purchased all the outstanding capital stock of B&W Heat Treating (1975) Limited (B&W Heat Treating) for approximately $9.2 million.  The purchase price consisted of approximately $8.5 million payable in cash and 32,655 shares of the Company's common stock valued at $.7 million.  B & W Heat Treating specializes in commercial heat treating and is located in Ontario, Canada.

7 of 22

The acquisition of B & W Heat Treating was accounted for using the purchase method of accounting for business conditions with the results of B & W Heat Treating's operations consolidated with the Company's results of operations from its acquisition date.

On April 1, 2003, the Company acquired all of the outstanding stock of Construction Metals, Inc. (Construction Metals).  Construction Metals is located in Ontario, California and is a manufacturer of a wide array of building and construction products that are sold to retail and wholesale customers throughout the Western United States.  On May 1, 2003, the Company acquired all of the outstanding stock of Air Vent Inc. (Air Vent).  Air Vent operates manufacturing facilities in Dallas, Texas; Clinton, Iowa; and Lincolnton, North Carolina and operates a sales office and customer service department in Peoria, Illinois.  Air Vent is primarily engaged in the manufacture and distribution of a complete line of ventilation products and accessories.  The operating results of both Construction Metals and Air Vent have been included in the Company's consolidated financial statements since their respective dates of acquisition.

The aggregate purchase consideration for the Construction Metals and Air Vent acquisitions was approximately $146.9 million, which included approximately $59.8 million of unsecured subordinated debt, payable to the former owners of the acquired companies over three to six year terms at an interest rate of 5.0%.  The purchase price of the acquired companies was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant and equipment and identifiable intangible assets were determined by an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $2.2 million (8.2-year weighted average useful life).  The excess consideration over such fair value is recorded as goodwill and aggregated approximately $122 million.

The Company and the former owners of Air Vent may make a joint election under Internal Revenue Code (IRC) Section 338(h)(10) which will allow the Company to treat the stock purchase as an asset purchase for tax purposes.

The following unaudited pro forma financial information presents the condensed consolidated results of operations as if the acquisitions had occurred on January 1, 2002.  The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects.  The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2002 and are not necessarily indicative of future results of the combined companies.

8 of 22

(in thousands, except per share data)
Three Months Ended June 30,	Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$209,532	$203,558	$392,281	$369,307

Net income	$8,592	$11,175	$14,332	$15,968

Net income per share-Basic	$.54	$.70	$.90	$1.09

Net income per share-Diluted	$.53	$.69	$.89	$1.08

6.  AMORTIZABLE INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets as of June 30, 2003 consisted of non-competition agreements.  At June 30, 2003, the gross carrying amount and accumulated amortization of these non-competition agreements aggregated approximately $2.2 million and $65,000, respectively.

Intangible asset amortization expense for the period ended June 30, 2003 and 2002 aggregated approximately $65,000 and $0, respectively.  Amortization expense related to intangible assets for the remaining six months of 2003 is approximately $.2 million and $.3 million annually for years 2004 through 2007.

9 of 22

The changes in the approximate carrying amount of goodwill for the six month period ended June 30 are as follows (in thousands):

	2003	2002
Balance as of January 1,	$133,452	$132,717
Goodwill acquired	122,015	735
Balance as of June 30,	$255,467	$133,452

In connection with the adoption (effective January 1, 2002) of SFAS No. 142, Goodwill and Intangible Assets, the Company completed the transitional impairment assessment within six months from the date of adoption as allowed by the standard.  In addition, the Company completed a valuation as of the annual reassessment date as of October 31, 2002 and determined that no goodwill impairments were indicated.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

10 of 22

Three Months Ended June 30	Six Months Ended June 30
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales
Processed steel products	$69,510	$70,622	$140,713	$133,634
Building products	111,984	81,086	180,279	144,306
Heat treating	21,912	19,812	43,946	38,293
	$203,406	$171,520	$364,938	$316,233

Income (loss) from operations
Processed steel products	$6,441	$8,812	$14,794	$16,280
Building products	13,460	8,314	15,990	10,809
Heat treating	2,320	2,710	5,283	5,327
Corporate	$(4,765)	(4,316)	(7,898)	(7,279)
	17,456	$15,520	$28,169	$25,137

Depreciation and amortization
Processed steel products	$1,410	$1,467	$2,874	$2,919
Building products	2,266	1,834	4,202	3,651
Heat treating	1,621	1,466	3,213	2,933
Corporate	365	274	668	547
	$5,662	$5,041	$10,957	$10,050

Capital expenditures
Processed steel products	$1,231	$627	$2,338	$1,002
Building products	1,808	951	3,454	2,476
Heat treating	2,186	421	4,041	710
Corporate	101	141	336	339
	$5,326	$2,140	$10,169	$4,527

			June 30, 2003	December 31, 2002
Total assets			(unaudited)	(audited)
Processed steel products			$153,140	$155,422
Building products			226,792	163,005
Heat treating			98,515	94,034
Corporate			296,820	164,107
			$775,267	$576,568

11 of 22

8.    BORROWINGS UNDER REVOLVING CREDIT FACILITY

In April 2003, the Company amended its revolving credit facility to increase its aggregate borrowing limit to $290 million.  At June 30, 2003, the Company had $80 million in availability under the revolving credit facility.

9.   STOCK OPTIONS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148) which amends SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123).  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As allowed by SFAS 123, the Company follows the disclosure requirements of SFAS 123 and SFAS 148, but continues to account for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation cost has been recognized for the option plans, as stock options granted under these plans have an exercise price equal to 100% of the market price on the date of grant.

12 of 22

If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the unaudited pro forma effect on each period is as follows (in thousands, except per share data):

Three Months Ended June 30	Six Months Ended June 30
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income as reported	$8,251	$7,962	$13,155	$12,040

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	103	268	188	538

Pro forma net income	$8,148	$7,694	$12,967	$11,502

Net income per share:
Basic - as reported	$.52	$.50	$.83	$.83
Basic - pro forma	$.51	$.49	$.81	$.79

Diluted - as reported	$.51	$.49	$.82	$.81
Diluted - pro forma	$.51	$.48	$.81	$.78

13 of 22

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated

Net sales of $203.4 million for the second quarter ended June 30, 2003, increased by approximately $31.9 million, or 18.6%, from net sales of $171.5 million for the second quarter of 2002.  Net sales for the first six months of 2003 increased by approximately $48.7 million, or 15.4%, from net sales of $316.2 million from the prior years second quarter.  These increases were primarily due to the addition of net sales of B & W Heat Treating (acquired July 1, 2002), Construction Metals (acquired April 1, 2003) and Air Vent (acquired May 1, 2003) which contributed approximately $28.5 million in additional sales for the second quarter and $31.2 million for the six months ended June 30, 2003.

Gross profit as a percentage of net sales decreased to 20.0% in the second quarter of 2003 from 20.6% in the second quarter of 2002.  Gross margin for the first six months of 2003 was 19.1% compared to 19.8% for the same period in 2002.  These decreases were primarily due to higher raw material costs as a percentage of net sales in 2003 compared to the same periods in 2002.

Selling, general and administrative expenses decreased to 11.4% of net sales for both the three and six months ended June 30, 2003.  Selling, general and administrative expenses were  11.6% and 11.9% of net sales for the same periods in 2002.  These decreases were a result of maintaining expenses at the prior year levels, while generating higher net sales in 2003 compared to the same period in 2002.

As a result of the above, income from operations as a percentage of net sales for the second quarter ended  June 30, 2003 decreased to 8.6% from 9.0% for the second quarter of 2002.  Income from operations as a percentage of net sales for the six months ended June 30, 2003, was 7.7% compared to 7.9% for the same period in 2002.

Interest expense increased by approximately $1.6 million to $3.7 million for the second quarter of 2003 and $1.3 million to $6.2 million for the six months ended June 30, 2003, compared to the same periods in 2002. These increases were primarily due to increased borrowings related to the 2003 acquisitions of Construction Metals and Air Vent.

As a result of the above, income before taxes increased by $.4 million to $13.8 million for the second quarter of 2003 and $1.7 million to $21.9 million for the six months ended June 30, 2003, compared to the same periods in 2002.

Income taxes for the second quarter and six months ended June 30, 2003 approximated $5.5 million and $8.8 million and were based on a 40% effective tax rate in 2003, compared to 40.5% in 2002.

14 of 22

The following provides further information by segment:

                     Processed Steel Products

Net sales of $69.5 million for the second quarter ended June 30, 2003 decreased by approximately $1.1 million, or 1.6% from net sales of $70.6 million for the second quarter of 2002.  Net sales for the first six months of 2003 increased by 5.3% to $140.7 million, from net sales of $133.6 million for the prior years comparable period.  The decrease for the second quarter was primarily due to decreased automotive production levels by the "Big Three" automotive manufacturers and a reduction in sales in the service center business. The sales increase for the six months ended June 30, 2003 was primarily due to stronger automotive production levels during the first quarter.

Income from operations decreased to 9.3% of net sales for the second quarter ended June 31, 2003 from 12.5% for the prior year's second quarter.  For the six months ended June 30, 2003, income from operations as a percentage of net sales decreased to 10.5% from 12.2% for the comparable period in 2002.  These decreases were primarily due to higher raw material costs as a percentage of net sales and an increase in our allowance for doubtful accounts.

                    Building Products

Net sales of $112.0 million for the second quarter ended June 30, 2003, increased by approximately $30.9 million, or 38.1%, from net sales of $81.1 million for the second quarter of 2002.  Net sales for the first six months of 2003 increased by 24.9% to $180.3 million, from net sales of $144.3 million for the prior years comparable period.  These increases were primarily due to the addition of the net sales of Construction Metals (acquired April 1, 2003) and Air Vent (acquired May 1, 2003), as well as increased sales with existing customers.

Income from operations increased to 12.0% of net sales for the second quarter ended June 30, 2003 from 10.3% for the prior year's second quarter.  For the six months ended June 30, 2003, income from operations as a percentage of net sales increased to 8.9% from 7.5% for the comparable period in 2002.  These increases were primarily due to higher income from operations from the 2003 acquisitions and were partially offset by higher raw material costs in both the quarter and six month periods ended on June 30, 2003.

Heat Treating

Net sales of $21.9 million for the second quarter ended June 30, 2003, increased by approximately $2.1 million, or 10.6%, from net sales of $19.8 million for the second quarter of 2002.  Net sales for the first six months of 2003 increased by 14.8% to $43.9 million, from net sales of $38.3 million for the prior years comparable period.  These increases were primarily due to the addition of the net sales of B & W Heat Treating (acquired July 1, 2002).

15 of 22

Income from operations decreased to 10.6% of net sales for the second quarter ended June 30, 2003 from 13.7% for the prior year's second quarter.  For the six months ended June 30, 2003, income from operations as a percentage of net sales decreased to 12.0% from 13.9% for the comparable period in 2002.  These decreases were primarily due to higher costs as a percentage of net sales at B & W Heat Treating, higher energy costs and costs related to the start-up of a new facility.

            Liquidity and Capital Resources

During the first six months of 2003, the Company's shareholders' equity increased by approximately $13.7 million, or 4.7%, to $306.8 million.  Additionally, working capital increased by $19.4 million to $157.7 million during the six month period ended June 30, 2003.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net income of $13.2 million plus depreciation and amortization of $11.0 million and the provision for deferred income taxes of $1.4 million, combined with an increase in accounts payable and accrued expenses of $10.5 provided cash of $36.1 million.  This cash was offset by $26.5 million used for working capital purposes, primarily due to an increase in accounts receivable of $23.7 million as a result of increased sales for the second quarter of 2003 compared to the fourth quarter of 2002. In addition, working capital was further reduced by an increase in other current assets of $2.4 million primarily related to annual insurance pre-payments.

During the first six months of 2003, net borrowings of $89.5 million under the Company's revolving credit facility and cash on hand at the beginning of the period were used to fund operations, capital expenditures of $10.2 million, acquisitions of $83.6 million and cash dividends of $1.3 million.

At June 30, 2003, the Company had borrowed approximately $210 million under its $290 million revolving credit facility resulting in approximately $80 million of additional availability.

On April 1, 2003, the Company purchased all the outstanding capital stock of Construction Metals, Inc., and on May 1, 2003, the Company purchased all the outstanding capital stock of Air Vent Inc.  The Company paid approximately $146.9 million for these acquisitions, comprised of $87.1 million in cash from the revolving credit facility, and $59.8 million in unsecured subordinated debt payable to the former owners of the acquired companies over three to six year terms at an interest rate of 5.0%.  In April 2003, the Company increased the revolving credit facility to $290 million.

The Company believes that availability of funds under its credit facility together with cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements.

16 of 22

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123 (SFAS 148).   SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in the financial statements regarding the effects of stock-based compensation.  SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to required disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002.  The Company does not plan to change to the fair value based method of accounting for stock-based compensation and therefore this standard will not have a material impact on the Company's financial position, results of operations or cash flows.  For further discussion of the Company's stock-based compensation, see Note 9 "Stock Options" to the condensed consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities.  FIN 46 requires certain variable interest entities ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved.  The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003.  The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003.  The adoption of this Interpretation did not have a material effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149).  SFAS 149 clarifies the accounting for derivatives, amending the previously issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of any underlying contract, and clarifies when a derivative contains a financing components in order to increase the comparability of accounting practices under SFAS 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS 149 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company's implementation of SFAS 150 is not expected to have a material impact on its consolidated financial statements.

17 of 22

 Forward-Looking Information - Safe Harbor Statement

Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company's business, and management's beliefs about future operating results and financial position. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions.

Statements by the Company, other than historical information, constitute "forward looking statements" as defined within the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements. Factors that could affect these statements include, but are not limited to, the following: the impact of changing steel prices on the Company's results of operations; changing demand for the Company's products and services; and changes in interest or tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.

18 of 22

Item 4.  Controls and Procedures

(a)  As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chairman of the Board, President, and Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon the required evaluation, the Company's Chief Executive Officer and Chairman of the Board, President, and Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective.

(b)  There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

19 of 22

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

          Not applicable.

Item 2.  Changes in Securities.

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d)      Not applicable.

Item 3.  Defaults Upon Senior Securities.

(a)   Not applicable.

(b)   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's annual shareholders meeting was held on May 20, 2003, at which time the election of Directors was conducted.  The following named individual was nominated and re-elected as a Class III Director.

                                                             Votes For            Votes Withheld

                David N. Campbell              15,345,033                  176,567

David N. Campbell was elected to a term expiring in 2006 and until his successor has been elected and qualified.  The terms of Directors Brian J. Lipke, Arthur A. Russ, Jr., William P. Montague and Gerald S. Lippes continued after the meeting.

20 of 22

Other matters voted on at the annual meeting were as follows:

          (a)   Authorization to take action upon the proposed Sixth Amendment and Restatement of the Gibraltar Steel Corporation Incentive Stock Option Plan

                              Votes For               Votes Against           Votes Abstained

                              14,795,669                  302,803                        423,128

(b)  Authorization to take action upon the proposed Second Amendment and Restatement of the Gibraltar Steel Corporation Restricted Stock Plan.

                              Votes For               Votes Against           Votes Abstained

                              14,723,528                   375,194                       422,878

Item 5.  Other Information.

(a)   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

          6(a)  Exhibits

a.        Exhibit 31.1 - Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.        Exhibit 31.2 - Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.        Exhibit 31.3 - Certification of  the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

d.        Exhibit 99.1 - Certification of the Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

e.        Exhibit 99.2 - Certification of the President pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

f.        Exhibit 99.3 - Certification of the Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

g.        Exhibit 10.1 - Subordinated promissory note between Gibraltar Steel Corporation and CertainTeed Corporation.

6(b)   Reports on Form 8-K.  The Company filed the following reports on Form 8-K during the three month period ended June 30, 2003:

a.        Form 8-K dated May 6, 2003, disclosing Company press release dated    May 5, 2003.

b.        Form 8-K dated May 13, 2003, disclosing the Company's acquisition of   Air Vent Inc.

c.        Form 8-K/A dated July 15, 2003, amending Item 7 of Form 8-K dated    May 13, 2003.

21 of 22

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

                                                                         (Registrant)

/s/ Brian J. Lipke
Brian J. Lipke
Chief Executive Officer and Chairman of the Board

/s/ Walter T. Erazmus
Walter T. Erazmus
President

/s/ John E. Flint
John E. Flint
Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date:  August  14, 2003