Form 10-Q
period 2003-09-30
GIBRALTAR STEEL CORP
filed 2003-10-30
CIK 912562

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

          (Mark one)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .  No __.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                Yes  X .  No __.

As of September 30, 2003, the number of common shares outstanding was: 16,227,127.

GIBRALTAR STEEL CORPORATION

INDEX

		PAGE NUMBER
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002 (audited)	3

	Condensed Consolidated Statements of Income For the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2003 and 2002 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 18

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION	20 - 22

PART I FINANCIAL INFORMATION Item 1. Financial Statements GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, December 31,
	2003	2002
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,227	$3,662
Accounts receivable	123,943	87,772
Inventories	112,803	106,155
Other current assets	7,623	5,405
Total current assets	249,596	202,994

Property, plant and equipment, net	249,078	231,526
Goodwill	255,853	133,452
Other assets	10,120	8,596
	$764,647	$576,568

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$58,887	$42,074
Accrued expenses	35,844	22,050
Current maturities of long-term debt	14,848	624
Total current liabilities	109,579	64,748

Long-term debt	277,338	166,308
Deferred income taxes	52,712	44,656
Other non-current liabilities	7,054	7,739
Shareholders' equity:
Preferred shares	-	-
Common shares	162	160
Additional paid-in capital	128,675	124,825
Retained earnings	191,188	172,147
Accumulated comprehensive loss	(1,857)	(2,560)
Unearned compensation	(859)	(1,086)
Currency translation adjustment	655	(369)
Total shareholders' equity	317,964	293,117
	$764,647	$576,568

See accompanying notes to condensed consolidated financial statements

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share date)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$208,033	$173,160	$572,971	$489,393

Cost of sales	164,967	138,517	460,118	392,139

Gross profit	43,066	34,643	112,853	97,254

Selling, general and administrative expense	25,776	19,885	67,394	57,359

Income from operations	17,290	14,758	45,459	39,895

Interest expense	3,994	2,806	10,238	7,708

Income before taxes	13,296	11,952	35,221	32,187

Provision for income taxes	5,318	4,841	14,088	13,036

Net income	$7,978	$7,111	$21,133	$19,151

Net income per share - Basic	$.50	$.45	$1.32	$1.27

Weighted average shares outstanding - Basic	16,041	15,981	15,967	15,039

Net income per share - Diluted	$.49	$.44	$1.31	$1.25

Weighted average shares outstanding - Diluted	16,229	16,234	16,122	15,289

See accompanying notes to condensed consolidated financial statements

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities	(unaudited)	(unaudited)
Net income	$21,133	$19,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,711	15,255
Provision for deferred income taxes	3,577	3,809
Undistributed equity investment income	118	241
Tax benefit from exercise of stock options	823	146
Unearned compensation	176	168
Other noncash adjustments	165	32
Increase (decrease) in cash resulting from changes in
(net of acquisitions):
Accounts receivable	(22,282)	(25,806)
Inventories	5,784	(19,541)
Other current assets	(1,212)	(1,279)
Accounts payable and accrued expenses	16,993	21,153
Other assets	(105)	(3,260)

Net cash provided by operating activities	41,881	10,069

Cash flows from investing activities
Acquisitions, net of cash acquired	(84,228)	(8,847)
Purchases of property, plant and equipment	(16,544)	(11,699)
Net proceeds from sale of property and equipment	356	1,235

Net cash used in investing activities	(100,416)	(19,311)

Cash flows from financing activities
Long-term debt reduction	(56,491)	(116,350)
Proceeds from long-term debt	115,471	71,234
Payment of dividends	(2,002)	(1,629)
Net proceeds from issuance of common stock	3,122	53,647

Net cash provided by financing activities	60,100	6,902

Net increase (decrease) in cash and cash equivalents	1,565	(2,340)

Cash and cash equivalents at beginning of year	3,662	8,150

Cash and cash equivalents at end of period	$5,227	$5,810
See accompanying notes to condensed consolidated financial statements

GIBRALTAR STEEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 2003 and 2002 have been prepared by Gibraltar Steel Corporation (the Company) without audit.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 have been included.

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

Certain 2002 amounts on the condensed consolidated statements of cash flows have been reclassified to conform with 2003 presentation.

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES

                       Inventories consist of the following:

	(in thousands)
	September 30,	December 31,
	2003	2002
	(unaudited)	(audited)
Raw material	$59,139	$57,262
Finished goods and work-in-process	53,664	48,893

Total inventories	$112,803	$106,155

3.  SHAREHOLDERS' EQUITY

The changes in shareholders' equity consist of  (in thousands):

		Additional			Accumulated		Currency
	Common Shares	Paid-in		Retained	Comprehensive	Unearned	Translation
	Shares	Amount	Capital	Earnings	Loss	Compensation	Adjustment

Balance at December 31, 2002	15,982	$160	$124,825	$172,147	$(2,560)	$(1,086)	$(369)
Net income	-	-	-	21,133	-	-	-
Stock options exercised	249	2	3,120	-	-	-	-
Tax benefit from exercise of stock options	-	-	823	-	-	-	-
Cash dividends-$.045 per share	-	-	-	(2,092)	-	-	-
Earned portion of restricted stock	-	-	-	-	-	176	-
Forfeiture of restricted stock	(4)	-	(93)	-	-	51	-
Interest rate swap adjustments	-	-	-	-	703	-	-
Currency translation adjustment	-	-	-	-	-	-	1,024

Balance at September 30, 2003	16,227	$162	$128,675	$191,188	$(1,857)	$(859)	$655

4.  EARNINGS PER SHARE

Basic net income per share equals net income divided by the weighted average shares outstanding for the nine months ended September 30, 2003 and 2002.  The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the assumed proceeds of common stock equivalents.  Common stock equivalents relating to stock options and restricted stock awards of 155,552 and 249,486 are included in diluted shares for the nine month periods ended September 30, 2003 and 2002, respectively.

At September 30, 2003, options to purchase 607,705 shares of the Company's common stock were outstanding and were exercisable at prices ranging from $10.00 to $22.50 per share.  Of this total,  553,840 options were vested and exercisable with 364,990 having an exercise price below the $21.70 per share market price of the Company's common stock at September 30, 2003.

5.  ACQUISITIONS

On July 1, 2002, the Company purchased all the outstanding capital stock of B&W Heat Treating (1975) Limited (B&W Heat Treating) for approximately $9.2 million.  The purchase price consisted of approximately $8.5 million payable in cash and 32,655 shares of the Company's common stock valued at $.7 million.  B&W Heat Treating specializes in commercial heat treating and is located in Ontario, Canada.

The acquisition of B&W Heat Treating was accounted for using the purchase method of accounting for business combinations with the results of B&W Heat Treating's operations consolidated with the Company's results of operations from its acquisition date.

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

The aggregate purchase consideration for the Construction Metals and Air Vent acquisitions was approximately $147 million, which was comprised of cash, including direct acquisition costs, of approximately $87.2 million and approximately $59.8 million of unsecured subordinated debt, payable to the former owners of the acquired companies over three to six years at an annual interest rate of 5.0%.  The purchase price of the acquired companies was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant and equipment and identifiable intangible assets were determined by an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $2.2 million (8.2-year weighted average useful life).  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $122 million.

The Company and the former owners of Air Vent will make a joint election under Internal Revenue Code (IRC) Section 338(h)(10) which will allow the Company to treat the stock purchase as an asset purchase for tax purposes.

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

(in thousands, except per share data)
Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$208,033	$199,446	$600,314	$568,753

Net income	$7,978	$8,979	$22,310	$24,946

Net income per share-Basic	$.50	$.56	$1.40	$1.66

Net income per share-Diluted	$.49	$.55	$1.38	$1.63

6.  AMORTIZABLE INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets as of September 30, 2003 consisted of non-competition agreements.  At September 30, 2003, the gross carrying amount and accumulated amortization of these non-competition agreements aggregated approximately $2.2 million and $141,000, respectively.

Intangible asset amortization expense for the nine month periods ended September 30, 2003 and 2002 aggregated approximately $141,000 and $0, respectively.  Amortization expense related to intangible assets for the remaining three months of 2003 is approximately $77,000 and $300,000 annually for years 2004 through 2007.

The changes in the approximate carrying amount of goodwill for the nine month period ended September 30 are as follows (in thousands):

	2003	2002
Balance as of January 1,	$133,452	$132,717
Goodwill acquired	122,401	735
Balance as of September 30,	$255,853	$133,452

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales
Processed steel products	$62,658	$70,475	$203,371	$204,109
Building products	123,421	81,259	303,700	225,565
Heat treating	21,954	21,426	65,900	59,719
	$208,033	$173,160	$572,971	$489,393

Income (loss) from operations
Processed steel products	$4,628	$8,378	$19,422	$24,658
Building products	15,946	7,237	31,936	18,046
Heat treating	1,712	2,367	6,995	7,694
Corporate	(4,996)	(3,224)	(12,894)	(10,503)
	$17,290	$14,758	$45,459	$39,895

Depreciation and amortization
Processed steel products	$1,409	$1,474	$4,283	$4,393
Building products	2,262	1,897	6,464	5,548
Heat treating	1,714	1,567	4,927	4,500
Corporate	369	267	1,037	814
	$5,754	$5,205	$16,711	$15,255

Capital expenditures
Processed steel products	$2,159	$1,305	$4,497	$2,307
Building products	1,648	1,686	5,102	4,163
Heat treating	1,122	4,017	5,163	4,728
Corporate	1,446	162	1,782	501
	$6,375	$7,170	$16,544	$11,699

			September 30, 2003	December 31, 2002
Total assets			(unaudited)	(audited)
Processed steel products			$145,150	$155,422
Building products			225,514	163,005
Heat treating			98,009	94,034
Corporate			295,974	164,107
			$764,647	$576,568

8.  BORROWINGS UNDER REVOLVING CREDIT FACILITY

In April of 2003, the company amended its revolving credit facility to increase its aggregate borrowing limit to $290 million.  At September 30, 2003, the Company had $110 million in availability under the revolving credit facility.

9.   STOCK OPTIONS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148) which amends SFAS No. 123, Accounting for Stock-Based Compensation  (SFAS 123).  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As allowed by SFAS 123, the Company follows the disclosure requirements of SFAS 123 and SFAS 148, but continues to account for its stock options using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation cost has been recognized for the option plans, as stock options granted under these plans have an exercise price equal to 100% of the market price on the date of grant.

The following table illustrates the pro forma effect on net income and net income per share, had the Company used the Black-Scholes option pricing model to calculate the fair value of stock-option based employee compensation pursuant to the provisions of SFAS 123 and SFAS 148 (in thousands, except per share data):

Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income as reported	$7,978	$7,111	$21,133	$19,151

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	102	248	290	786

Pro forma net income	$7,876	$6,863	$20,843	$18,365

Net income per share:
Basic - as reported	$.50	$.45	$1.32	$1.27
Basic - pro forma	$.49	$.43	$1.31	$1.22

Diluted - as reported	$.49	$.44	$1.31	$1.25
Diluted - pro forma	$.49	$.42	$1.29	$1.20

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated

Net sales of $208 million for the third quarter ended September 30, 2003, increased by approximately $34.8 million, or 20.1%, from net sales of $173.2 million for the third quarter of 2002.  Net sales of $573 million for the first nine months of 2003 increased by approximately $83.6 million, or 17.1%, from net sales of $489.4 million from the prior year's comparable period.  These increases were primarily due to the addition of net sales of B&W Heat Treating (acquired July 1, 2002), Construction Metals (acquired April 1, 2003) and Air Vent (acquired May 1, 2003) which contributed approximately $32.7 million in additional sales for the third quarter and $63.9 million for the nine months ended September 30, 2003, as well as increased sales with existing customers.

Gross profit as a percentage of net sales increased to 20.7% in the third quarter of 2003 from 20% in the third quarter of 2002.  Gross margin for the first nine months of 2003 was 19.7% compared to 19.9% for the same period in 2002.  The increase in gross margin percentage for the three months ended September 30, 2003, was primarily the result of higher gross margin percentages at the recently acquired companies as compared to the historical gross margin levels of the Company. The increase in gross margin percentage for the three months ended September 30, 2003, was partially offset by higher raw material costs and employee benefit costs at each of the Company's respective operating segments. Gross margin percentage for the first nine months of 2003 was comparable to the same period in 2002.

Selling, general and administrative expenses for the three months ended September 30, 2003, increased to 12.4% of net sales as compared to 11.5% for the prior year's comparable period.  Selling, general and administrative expenses for the first nine months of 2003 were 11.8% of net sales compared to 11.7% for the same period in 2002.  The increase in selling, general and administrative expenses for three months ended September 30, 2003 was primarily due to the 2003 acquisitions having higher selling, general and administrative expenses as a percentage of net sales. Additionally, employee incentive compensation expenses were higher in the third quarter of 2003, as compared to the third quarter of 2002. Selling, general and administrative expenses as a percentage of net sales for the first nine months of 2003 was comparable to the same period in 2002.

As a result of the above, income from operations as a percentage of net sales for the third quarter ended  September 30, 2003 decreased to 8.3% from 8.5% for the third quarter of 2002.  Income from operations as a percentage of net sales for the nine months ended September 30, 2003, was 7.9% compared to 8.2% for the same period in 2002.

Interest expense increased by approximately $1.2 million to $4 million for the third quarter of 2003 and $2.5 million to $10.2 million for the nine months ended September 30, 2003, compared to the same periods in 2002. These increases were primarily due to increased borrowings related to the 2003 acquisitions of Construction Metals and Air Vent.

As a result of the above, income before taxes increased by $1.3 million to $13.3 million for the third quarter of 2003 and $3 million to $35.2 million for the nine months ended September 30, 2003, compared to the same periods in 2002.

Income taxes for the third quarter and nine months ended September 30, 2003 approximated $5.3 million and $14.1 million and were based on a 40% effective tax rate in 2003, compared to 40.5% in 2002.

The following provides further information by segment:

Processed Steel Products

Net sales of $62.7 million for the third quarter ended September 30, 2003 decreased by approximately $7.8 million, or 11.1%, from net sales of $70.5 million for the third quarter of 2002.  Net sales of $203.4 million for the first nine months of 2003 decreased by approximately $.7 million, from net sales of $204.1 million for the prior year's comparable period. These decreases were primarily due to  decreases in automotive production levels by the "Big Three" automotive manufacturers, as well as  reduced sales in the service center business, primarily attributable to the reduction in processed steel demand for use in commercial building industry applications.

Income from operations decreased to 7.4% of net sales for the third quarter ended September 30, 2003 from 11.9% for the prior year's third quarter.  For the nine months ended September 30, 2003, income from operations as a percentage of net sales decreased to 9.6% from 12.1% for the comparable period in 2002.  These decreases were primarily due to higher raw material costs as a percentage of lower net sales, as well as increased employment costs.

Building Products

Net sales of $123.4 million for the third quarter ended September 30, 2003, increased by approximately $42.1 million, or 51.8%, from net sales of $81.3 million for the third quarter of 2002.  Net sales of $303.7 million for the first nine months of 2003 increased by approximately $78.1 million, or 34.6%, from net sales of $225.6 million for the prior year's comparable period.  These increases were primarily due to the addition of net sales of Construction Metals (acquired April 1, 2003) and Air Vent (acquired May 1, 2003), which contributed approximately $32.7 million and $58.4 million in net sales for the three and nine months ended September 30, 2003, respectively. The remaining increase in net sales was the result of continued sales penetration with existing customers through both new and redesigned product offerings.

Income from operations increased to 12.9% of net sales for the third quarter ended September 30, 2003 from 8.9% for the prior year's third quarter.  For the nine months ended September 30, 2003, income from operations as a percentage of net sales increased to 10.5% from 8.0% for the comparable period in 2002.  These increases were primarily due to higher income from operations as a result of  the 2003 acquisitions and were partially offset by higher raw material costs in both the quarter and nine month periods ended on September 30, 2003.

Heat Treating

Net sales of $22 million for the third quarter ended September 30, 2003, was comparable to net sales of $21.4 million for the third quarter of 2002. Net sales of $65.9 million for the first nine months of 2003 increased by approximately $6.2 million, or 10.4%, from net sales of $59.7 million for the prior year's comparable period.  The increase in net sales for the nine months ended September 30, 2003, was primarily due to the addition of net sales of  B&W Heat Treating (acquired July 1, 2002), which contributed approximately $5.5 million in additional net sales.

Income from operations decreased to 7.8% of net sales for the third quarter ended September 30, 2003 from 11.0% for the prior year's third quarter.  For the nine months ended September 30, 2003, income from operations as a percentage of net sales decreased to 10.6% from 12.9% for the comparable period in 2002.  These decreases were primarily due to higher energy and workers' compensation costs, as well as additional expenses related to the closing of an office location and costs associated with the start-up of a new facility in Fairfield, Ohio.

Liquidity and Capital Resources

During the first nine months of 2003, the Company's shareholders' equity increased by approximately $24.9 million, or 8.5%, to $318 million.  Additionally, working capital increased by $1.8 million to $140 million during the nine month period ended September 30, 2003.

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

Net income of $21.1 million plus depreciation and amortization of $16.7 million, the provision for deferred income taxes of $3.6 million, combined with a decrease in inventories of $5.8 million and an increase in accounts payable and accrued expenses of $17 million provided cash of $64.2 million.  This cash was offset by $23.4 million used for working capital purposes, primarily due to an increase in accounts receivable of $22.3 million as a result of increased sales for the third quarter of 2003 compared to the fourth quarter of 2002.

During the first nine months of 2003, net borrowings of $59 million under the Company's revolving credit facility and cash on hand at the beginning of the period were used to fund operations, capital expenditures of $16.5 million, acquisitions of $84.2 million and cash dividends of $2 million.

At September 30, 2003, the Company had borrowed approximately $180 million under its $290 million revolving credit facility resulting in approximately $110 million of additional availability.

On April 1, 2003, the Company purchased all the outstanding capital stock of Construction Metals and on May 1, 2003, the Company purchased all the outstanding capital stock of Air Vent.  The Company paid approximately $147 million for these acquisitions, comprised of $87.2 million in cash, including direct acquisition costs and $59.8 million in unsecured subordinated debt payable to the former owners of the acquired companies over three to six years at an annual interest rate of 5.0%.

The Company believes that availability of funds under its credit facility together with cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements.

Critical Accounting Policies

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances.  Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.

A summary of significant accounting policies used in the preparation of the consolidated financial statements are described in Note 1, in the Company's annual Report on Form 10-K.

The Company's most critical accounting policies include:  valuation of accounts receivable, which impacts general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin and the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts impairments of goodwill, intangibles and long-lived assets.  Management reviews the estimates, including, but not limited to, the allowance for doubtful accounts and inventory reserves on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations.  The reviews are performed regularly and adjustments are made as required by current available information.  The Company believes these estimates are reasonable, but actual results could differ from these estimates.

The Company's accounts receivable represent those amounts which have been billed to its customers but not yet collected.  The Company analyzes various factors including historical experience, credit worthiness of customers and current market and economic conditions.  The allowance for doubtful accounts balance is established based on the portion of those accounts receivable which are deemed to be potentially uncollectible.  Changes in judgments on these factors could impact the timing of costs recognized.

The Company states inventories at lower of cost or market.  The cost basis of the inventory is determined on a first-in-first-out basis using either actual costs or a standard cost methodology which approximates actual cost.

Intangible assets with estimable useful lives (which consist of non-competition agreements) are amortized to their residual values over those estimated useful lives in proportion to the economic benefit consumed.

Long-lived assets with estimated useful lives are depreciated to their residual values over those useful lives in proportion to the economic value consumed.  Long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and exceeds its fair market value.  This circumstance exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by discounted cash flow method or in the case of negative cash flow, an independent market appraisal of the asset.

Goodwill is tested annually, or sooner if indicators of impairment exist, for impairment by the Company at the reporting unit level by comparing the fair value of the reporting unit with its carrying value.  The reporting unit is either the same as, or one level below, an operating segment.  The primary valuation method for determining the fair value of the reporting unit is a discounted cash flows analysis.  If the goodwill is indicated as being impaired (the fair value of the reporting unit is less than the carrying amount), the fair value of the reporting unit would then be allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill.  This implied fair value of the reporting unit goodwill would then be compared with the carrying amount of the reporting unit goodwill and, if it is less, the Company would then recognize an impairment loss.

The projection of future cash flows for the goodwill impairment analysis required significant judgments and estimates with respect to future revenues related to the assets and the future cash outlays related to those revenues.  Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in changes in this assessment and result in an impairment charge.  The use of different assumptions could increase or decrease the related impairment charge.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities.  FIN 46 requires certain variable interest entities ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved.  The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003.  The provisions are effective for financial statements issued for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003.  The adoption of this Interpretation did not have a material effect on the Company's financial position or results of operations.

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

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report. The Company's Chief Executive Officer and Chairman of the Board, President, and Vice President and  Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company's Chief Executive Officer and Chairman of the Board, President, and Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

          Not applicable.

Item 2.  Changes in Securities.

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d)      Not applicable.

Item 3.  Defaults Upon Senior Securities.

(a)   Not applicable.

(b)   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

          6(a)  Exhibits

a.        Exhibit 31.1 - Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.        Exhibit 31.2 - Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.        Exhibit 31.3 - Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

d.        Exhibit 32.1 - Certification of the Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

e.        Exhibit 32.2 - Certification of the President pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

f.         Exhibit 32.3 - Certification of the Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

6(b)   Reports on Form 8-K.  The Company filed the following reports on Form 8-K during the three month period ended September 30, 2003:

a.        Form 8-K dated August 11, 2003, disclosing Company press release dated    August 11, 2003.

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

Date:  October 30, 2003