Form 10-K
period 2003-12-31
GIBRALTAR STEEL CORP
filed 2004-02-25
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-K

(Mark One)

( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2003

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

As of December 31, 2003, the aggregate market value of the voting stock held by nonaffiliates of the Registrant amounted to $371,925,000.

As of December 31, 2003, the number of common shares outstanding was: 19,255,069.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders
are incorporated by reference into Part III of this report.

Exhibit Index is on Page 53

PART I

Item 1.                        Description of Business

General

The Company is a processor, manufacturer and distributor of a broad array of high value-added, high margin products and services.  The Company utilizes any one or a combination of several different processes at each of its operating facilities to add substantial margin and value to raw materials acquired from primary steel and other metal producers.  Underlying each of these processes and services is a common set of core competencies in steel and metal processing.  These core competencies are the foundation upon which all the Company's operations and products and services are based.

The Company is organized into three reportable segments -Processed Steel Products, Building Products and Heat Treating.  The Processed Steel Products segment produces a wide variety of cold-rolled strip steel products, coated sheet steel products and strapping products in 16 facilities in 7 states and Mexico.  The Company's processed cold-rolled strip steel products comprise a part of the cold-rolled sheet steel market that is defined by more precise widths, improved surface conditions, more diverse chemistry and tighter gauge tolerances than are supplied by primary manufacturers of flat-rolled steel products.  The Company's cold-rolled strip steel products are sold primarily to manufacturers in the automotive, automotive supply, power and hand tools and hardware industries, as well as to other customers who demand critical specifications in their raw material needs.  The Company's coated steel products, which include galvanized, galvalume and pre-painted sheet products, are sold primarily to the commercial and residential metal building industry for roofing and siding applications.  The Company's heavy duty steel strapping products are used to close and reinforce packages such as cartons and crates for shipping.  The Company also operates two material management facilities that link primary steel producers to end-user manufacturers.

The Building Products segment, comprised of 36 facilities in 21 states, primarily includes the processing of sheet steel to produce a wide variety of building and construction products.  Many of the Company's building products meet and exceed increasingly stringent building codes and insurance company requirements governing both residential and commercial construction.  This segment's products are sold to major retail home centers, lumber and building material wholesalers, buying groups, discount stores, distributors, and general contractors engaged in residential, industrial and commercial construction.

The Heat Treating segment operates 16 facilities in 10 states and Canada and provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required.

Note 15 of the Company's consolidated financial statements included in Item 8 herein provides information related to the Company's business segments in accordance with accounting principles generally accepted in the United States of America.

Recent Developments

In April 2003, the Company acquired Construction Metals, Inc. (Construction Metals), an Ontario, California-based manufacturer with locations in Fontana, California; Las Vegas, Nevada; Phoenix, Arizona; Hayward, California; Denver, Colorado; Kent, Washington; Escondido, California; Salt Lake City, Utah; and Albuquerque, New Mexico.  Construction Metals manufactures and distributes a wide array of building products which are sold to retail and wholesale customers throughout the western United States.  Note 2 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's acquisition of Construction Metals.

In May 2003, the Company acquired Air Vent Inc. (Air Vent), which operates manufacturing facilities in Dallas, Texas; Clinton, Iowa; and Lincolnton, North Carolina and operates a sales office and customer service department in Peoria, Illinois.  Air Vent manufactures and distributes a complete line of ventilation products and related accessories.  Note 2 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's acquisition of Air Vent.

In December 2003, the Company entered into a joint venture with Duferco Farrell Corporation in which the Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC.  The joint venture manufactures and distributes cold-rolled strip steel products at its facility in Farrell, Pennsylvania.  Note 6 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's 50% interest in the joint venture.

In December 2003, the Company completed an offering of 3,000,000 shares of common stock at a price of $24.75 per share.  Net proceeds to the Company from the common stock offering approximated $70 million, and were used to pay down existing debt.  Note 11 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's common stock offering.

In connection with the Company's common stock offering, the Company granted the underwriters an option to purchase additional shares of common stock to cover over-allotments.  In January 2004, the underwriters exercised a portion of this option and purchased an additional 214,625 shares of the Company's common stock at a price of $24.75 per share.  Net proceeds to the Company associated with the purchase of these additional shares aggregated approximately $5 million. Note 18 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's common stock offering.

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

The Company operates nine rolling mills at its facilities in Cleveland, Ohio and Buffalo, New York, all of which are QS-9000 registered.  Equipment at these facilities includes a computerized, three-stand, four-high tandem mill and eight single-stand, two-and four-high mills.  The Company has the capability to process coils up to a maximum of 72 inch outside diameter and roll widths of up to 50 inches.  Its rolling mills include automatic gauge control systems with hydraulic screw downs allowing for microsecond adjustments during processing.  The Company's computerized mills enable it to satisfy an industry demand for a wide range of steel from heavier gauge and special alloy steels to low carbon and light gauge steels, in each case having a high-quality finish and precision gauge tolerance.  This equipment can process flat-rolled steel to specific customer requirements for thickness tolerances as close as .00025 inches.  The Company also operates a 56-inch reversing mill which it believes is one of the widest of its type in the specialty strip steel industry.

The Company's rolling facilities are further complemented by 17 high convection annealing furnaces, which allow for shorter annealing times than conventional annealers.  Fourteen of the Company's furnaces and bases employ state-of-the-art technology, incorporating the use of a hydrogen atmosphere for the production of cleaner and more uniform steel.  As a result of the Company's annealing capabilities, it is able to produce cold-rolled strip steel with improved consistency in terms of thickness, hardness, molecular grain structure and surface.

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

Cold-Rolled Strip Steel Joint Venture.  The Company has a 50% interest in a joint venture that has one facility in Pennsylvania where it manufacturers and distributes cold-rolled strip steel products.  Note 6 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's 50% interest in the joint venture.

Steel Strapping Products.  Steel strapping is a binding and packaging material used to close and reinforce shipping units such as bales, boxes, cartons, coils, crates and skids.  The Company is one of only four domestic manufacturers of high-tensile steel strapping, which is subject to strength requirements imposed by the American Society for Testing Materials for packaging of different products for common carrier transport.  This high-tensile steel strapping is essential to producers of large, heavy products such as steel, paper and lumber where reliability of the packaging material is critical to the safe transport of the product.  The Company's steel strapping facility is QS-9000 and ISO-14001 registered and is located in Buffalo, New York.

Coated Steel Products.  The Company's coated steel products are used primarily in the building products and construction markets and include,  galvanized and galvalume, pre-painted cold rolled, galvanized & galvalume, acrylic coated galvanized & galvalume and PVC coatings for spiral pipe.  Materials are available in an unlimited number of colors and coating qualities.  The Company's  cold rolled low carbon drawing steels and high strength low alloy steels are used primarily in the automotive market and are supplied to second and third tier automotive-stamping manufacturers.  In addition, one of the Company's two locations which produces coated  steel products is ISO-900l registered.

Materials Management.  The Company also operates two state-of-the-art materials management facilities in New York and Michigan that link primary steel producers and end-user manufacturers by integrating the inventory purchasing, receiving, inspection, billing, storage and shipping functions and producing true just-in-time delivery of materials.  The Company's facilities receive shipments of steel by rail and truck from primary steel producers, which retain ownership of the steel until it is delivered to the end-user manufacturer.  The Company inspects the steel and stores it in a climate-controlled environment on a specialized stacker crane and rack system.  When an order is placed, the Company can deliver the steel to the end-user manufacturer within one hour using trucks that have been custom designed for facilitating the loading and unloading process.  This enables end-user manufacturers to reduce their raw material inventory.  These facilities are ISO-9001 registered and have certain proprietary data processing systems that link the primary steel producer with the end-user manufacturer and also link both parties to the facilities.

Steel Pickling Joint Venture.  The Company has a 31% interest in a joint venture that has two steel pickling operations in Ohio.  After the hot-rolling process, the surface of sheet steel is left with a residue known as scale, which must be removed prior to further processing by a cleaning process known as pickling.  This joint venture pickles steel on a toll basis, receiving fees for pickling services without acquiring ownership of the steel.  Note 6 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's 31% interest in the joint venture.

Building Products Segment
The Building Products segment is the result of the acquisition of nine synergistic businesses over the last seven years that are primarily, but not exclusively, manufacturers of metal products used in the residential and light commercial building market.  As a result, the Company operates 36 facilities throughout the United States giving it a national base of operations to provide customer support, delivery, service and quality to a number of regional and nationally based customers, as well as providing the Company with manufacturing and distribution efficiencies.

The Company manufactures more than 5,000 products sold to lumber and building material wholesalers, buying groups, discount and major retail home centers, HVAC/roofing distributors and residential, industrial and commercial contractors.  The Company's product offerings includes a full line of ventilation products and accessories; mailboxes; roof edging, underlayment and flashing; soffit; drywall corner bead; structural support products; coated coil stock; metal roofing and accessories; steel framing; rain-carrying systems, including gutters and accessories; bath cabinets; access doors; roof hatches and smoke vents; builders' hardware, shelving and closet rods; grilles and registers; diffusers; and fasteners, each of which can be sold separately or as an integral part of a package or program sale.

Many of the Company's products are used to integrate the architectural design and building process, improve the life expectancy and functionality of a structure or its components, including situations of severe weather or seismic activity, and facilitate compliance with increasingly stringent building codes and insurance company requirements.

The Company's building products are manufactured primarily from galvanized, galvalume and painted steel, anodized and painted aluminum, copper, brass, zinc and various plastic compounds.  These additional metal purchases, when added to the Company's existing Processed Steel Products segment purchases, enhances the Company's purchasing position due to the increased total volume and value added component of these purchases.

The Company's production capabilities allows it to process the wide range of metals and plastics necessary for manufacturing building products.  The Company's equipment includes automatic roll forming machines, stamping presses, shears, press brakes, paint lines, milling, welding, injection molding and numerous automated assembly machines.  All equipment is maintained through a constant preventative maintenance program, including in-house tool and die shops, allowing the Company to meet the demanding service requirements of many of its customers.

The Building Products segment has operating facilities located in Arizona, California, Colorado, Florida, Georgia, Illinois, Iowa, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Mexico, New Jersey, North Carolina, Ohio, Tennessee, Texas, Utah, Washington and Wisconsin.

In January 2004, the Company increased its presence in the building products market through the acquisition of Renown Specialties Company Ltd. (Renown).  Renown is located in Thornhill, Ontario and is a designer, manufacturer and distributor of structural connectors.  Note 18 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's acquisition of Renown.

Heat-Treating Segment
The Company's Heat Treating Segment provides a wide range of metallurgical heat-treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants and other conditions to improve their mechanical properties, durability and wear resistance.  These processes include case-hardening, neutral-hardening and through-hardening, annealing, normalizing, vacuum hardening, carburizing, nitriding and brazing, as well as a host of other processes.  These heat-treating processes can harden, soften or otherwise impart desired properties to parts made of steel, aluminum, copper, powdered metals and various alloys and other metals.

The Company operates 16 heat-treating facilities in Alabama, Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Kitchener, Ontario.  The Company maintains a metallurgical laboratory at each facility with trained metallurgists providing a range of testing capabilities to add value to treated parts and enhance quality control.  Consistent quality control is maintained by application of a statistical process control system and QS-9000 or ISO-9001 registration.  In addition, 3 of the Company's heat treating facilities are ISO-14001 registered.  The Company also maintains a fleet of trucks and trailers to provide rapid turnaround time for its customers.

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

Quality Assurance

The Company places great importance on providing its customers with high-quality products for use in critical applications.  The Company carefully selects its raw material vendors and uses computerized inspection and analysis to ensure that the materials entering its production processes will be able to meet the most critical customer specifications.  To ensure these specifications are met, the Company uses documented procedures utilizing statistical process control systems linked directly to processing equipment to monitor all stages of production.  Physical, chemical and metallographic analyses are performed during the production process to verify that mechanical and dimensional properties, cleanliness, surface characteristics and chemical content are within specification.  In addition, all of the Company's facilities that provide services or products to the automotive industry, including 13 of the Company's heat-treating facilities, are QS-9000 registered.

Suppliers and Raw Materials

Steel and metal processing companies are required to maintain substantial inventories of raw material in order to accommodate the short lead times and just-in-time delivery requirements of their customers.  Accordingly, the Company generally maintains its inventory of raw materials at levels that it believes are sufficient to satisfy the anticipated needs of its  customers based upon historic buying practices and market conditions.  The primary raw material processed by the Company is flat-rolled steel, purchased at regular intervals on an as-needed basis primarily from approximately 37 major North American suppliers, as well as a limited number of foreign steel suppliers. .  The Company has no long-term commitments with any of its suppliers.

Technical Services

The Company employs a staff of engineers, metallurgists, and other technical personnel and maintains fully-equipped, modern laboratories to support its operations.  These laboratories enable the Company to verify, analyze and document the physical, chemical, metallurgical and mechanical properties of its raw materials and products.  In addition, the Company's engineering staff also employs a range of CAD/CAM programs to design highly specialized and technically precise products.  Technical service personnel also work in conjunction with the Company's sales force to determine the types of products and services required for the particular needs of the Company's customers.

Sales and Marketing

The Company's products and services are sold primarily by Company sales personnel and outside sales representatives located throughout the United States, Canada and Mexico.

Customers and Distribution

The Company has approximately 10,000 customers located throughout the United States, Canada and Mexico principally in the automotive, automotive supply, building and construction, steel, machinery and fastener industries.  Major customers include automobile manufacturers and suppliers, building product distributors, and commercial and residential contractors.  During 2003, one customer of the Company (The Home Depot), accounted for 10.7% of the Company's consolidated net sales.  No other customer represented 10% or more of the Company's consolidated net sales for 2003.   No one customer of the Company represented 10% or more of the Company's consolidated net sales for 2001 and 2002.

During 2001 and 2002, one customer (General Motors) of the Company's Processed Steel Products segment accounted for 10.2% and 10.4%, respectively, of this segment's net sales.  No one customer of the Company's Processed Steel Products segment represented 10% or more of this segment's net sales for 2003.  During 2001, 2002 and 2003, one customer (The Home Depot) of the Company's Building Products segment accounted for 17.2%, 18.5% and 20.3%, respectively, of this segment's net sales.  During 2001, one customer (General Motors) of the Company's Heat Treating segment accounted for 10.6% of this segment's net sales.  No one customer of the Company's Heat Treating segment represented 10% or more of this segment's net sales for 2002 and 2003.  No one other single customer accounted for more than 10% of any segment's net sales during this three year period.

The Company's Processed Steel Products segment manufactures products to customer order as opposed to inventory.  The Building Products segment manufactures products to both customer order and inventory.  The Heat Treating segment processes customer owned metal parts to various metallurgical heat treating specifications.  Although the Company negotiates annual sales orders with the majority of its customers, these orders are subject to customer confirmation as to product amounts and delivery dates.

Competition

The steel processing market is highly competitive.  The Company competes with a small number of other steel processors, some of which also focus on fully processed, high value-added steel products.  The Company competes on the basis of precision and range of achievable tolerances, quality, price and the ability to meet delivery schedules dictated by customers.

The Company competes with numerous suppliers of building products in its market based on the broad range of products offered, quality, price and delivery.

The Company competes with a small number of suppliers of heat treating services in its market areas on the basis of processes offered, quality, price and delivery.

Employees

At December 31, 2003, the Company employed approximately 3,800 people, of which 632, or approximately 17%, are represented by collective bargaining agreements.

Seasonality

The Company's revenues are generally lower in the first and fourth quarters primarily due to customer plant shutdowns in the automotive industry due to holidays and model changeovers, as well as reduced activity in the building and construction industry due to inclement weather.

Backlog

Because of the nature of the Company's products and the short lead time order cycle, backlog is not a significant factor in the Company's business.  The Company believes that substantially all of its firm orders existing on December 31, 2003 will be shipped prior to the end of 2004.

Governmental Regulation

The Company's processing centers and manufacturing facilities are subject to many federal, state and local requirements relating to the protection of the environment.  The Company believes that it operates its business in material compliance with all environmental laws and regulations, does not anticipate any material expenditures in order to meet environmental requirements and does not believe that future compliance with such laws and regulations will have a material adverse effect on its financial condition or results of operations.  However, the Company could incur operating costs or capital expenditures in complying with more stringent environmental requirements in the future or with current requirements if they are applied to the Company's facilities in a way the Company does not anticipate.

The Company's operations are also governed by many other laws and regulations.  The Company believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its financial condition or results of operations.

Internet Information

Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company's Web site (www.gibraltar1.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

Item 2.                        Description of Properties

The Company maintains its corporate headquarters in Buffalo, New York and conducts business operations in facilities located throughout the United States.

The Company believes that its primary existing facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate its capacity needs through 2004.

Location	Utilization	Square Footage
Corporate
Buffalo, New York	Headquarters	23,000	*
Processed Steel Products
Cheektowaga, New York	Cold-rolled strip steel processing and strapping products	148,000
Tonawanda, New York	Cold-rolled strip steel and precision metals processing	128,000
Cleveland, Ohio	Cold-rolled strip steel processing	259,000
Ithaca, New York	Warehouse	14,325	*
Dearborn, Michigan	Strapping tool products	3,000
Lackawanna, New York	Materials management facility	65,000	*
Woodhaven, Michigan	Materials management facility	100,000
Franklin Park, Illinois	Precision metals processing	99,000
Birmingham, Alabama	Precision metals processing	97,920	*
Brownsville, Texas	Warehouse	15,000	*
Building Products
Jacksonville, Florida	Administrative office and building products manufacturing	261,400	*
Miami, Florida	Building products manufacturing	77,000	*
Nashville, Tennessee	Building products manufacturing	52,500	*
San Antonio, Texas	Administrative office and building products manufacturing	125,000	*
Houston, Texas	Building products manufacturing	39,000	*
Vidalia, Georgia	Warehouse	34,000	*
Taylorsville, Mississippi	Administrative office and building products manufacturing	54,215
Taylorsville, Mississippi	Building products manufacturing	237,112
Enterprise, Mississippi	Building products manufacturing	198,154
Appleton, Wisconsin	Administrative office and building products manufacturing	100,262
Appleton, Wisconsin	Building products manufacturing	42,582
Montgomery, Minnesota	Administrative office and building products manufacturing	170,000
Livermore, California	Building products manufacturing	103,470	*
Rancho Cucamonga, California	Warehouse	20,640	*
North Wilkesboro, N. Carolina	Warehouse	22,950	*
Hainesport, New Jersey	Warehouse	10,800	*
Denver, Colorado	Administrative office and building products manufacturing	90,000	*
Omaha, Nebraska	Warehouse	18,500	*
Largo, Florida	Administrative office and building products manufacturing	100,000
Lima, Ohio	Administrative office and building products manufacturing	203,000
Coopersville, Michigan	Administrative office and building products manufacturing	246,000
Ontario, California	Administrative office and warehouse	41,140	*
Fontana, California	Building products manufacturing	37,500	*
Las Vegas, Nevada	Warehouse	4,560	*
Hayward, California	Warehouse	20,500	*
Denver, Colorado	Warehouse	11,232	*
Kent, Washington	Warehouse	10,000	*
Escondido, California	Warehouse	9,200	*
Salt Lake City, Utah	Warehouse	11,760	*
Albuquerque, New Mexico	Warehouse	8,275	*
Sacramento, California	Warehouse	41,160	*
Phoenix, Arizona	Warehouse	11,000	*
Dallas, Texas	Administrative office and building products manufacturing	128,476	*
Clinton, Iowa	Building products manufacturing	100,000
Lincolnton, N. Carolina	Building products manufacturing	63,925
Peoria, Illinois	Sales office	1,610	*
Heat Treating
Fountain Inn, S. Carolina	Heat treating	82,400
Reidsville, N. Carolina	Heat treating	53,500
Arden, N. Carolina	Heat treating	22,000	*
Morristown, Tennessee	Heat treating	24,200
Conyers, Georgia	Heat treating	18,700	*
Athens, Alabama	Heat treating	20,000
Coldwater, Michigan	Administrative office and heat treating	89,000
Fairfield, Ohio	Administrative office and heat treating	49,467	*
Benton Harbor, Michigan	Administrative office and heat treating	55,000
Greensburg, Indiana	Administrative office and heat treating	30,000
South Bend, Indiana	Administrative office and heat treating	33,000
Rockford, Illinois	Administrative office and heat treating	40,000
Northlake, Illinois	Administrative office and heat treating	200,000
St. Marys, Pennsylvania	Administrative office and heat treating	50,100
Kitchener, Ontario	Administrative office and heat treating	88,898
Kitchener, Ontario	Heat treating	47,868

*  Leased.  All other facilities owned.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.                        Market for Common Equity and Related Stockholder Matters

As of December 31, 2003, there were 120 shareholders of record of the Company's common stock.  However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ") under the symbol "ROCK."  The following table sets forth the high and low sale prices per share for the Company's common stock for each quarter of 2003 and 2002 as reported on the NASDAQ National Market:

	2003		2002

High

Low

High

Low

Fourth Quarter	$27.320	$21.800	$22.970	$17.230
Third Quarter	24.220	20.000	25.890	19.010
Second Quarter	21.290	16.650	25.000	20.460
First Quarter	20.470	16.710	21.970	14.950

The Company declared dividends of $.040 per share in the first quarter of 2003 and $.045 in each of the second and third quarters of 2003.  As of the date of the Form 10-K filing, no dividend has been declared for the fourth quarter of 2003; however, the Company has no knowledge of anything that would prevent the Board of Directors from declaring a fourth quarter dividend.  The Company declared dividends of $.035 per share in the first quarter of 2002 and $.040 per share in each of the second, third and fourth quarters of 2002.

Cash dividends are declared at the discretion of the Company's Board of Directors.  The Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon such factors as the Company's earnings, financial condition, capital requirements, debt covenant requirements and/or other relevant conditions.  Although the Company expects to continue to declare and pay cash dividends on its common stock in the future if earnings are available, the Company cannot assure that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount or at the same frequency as paid in the past.

The following table summarizes information concerning securities authorized for issuance under the Company's stock option plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	571,823	$16.97	152,500
Equity compensation plans not approved by security holders (2)	-	-	1,500,000
Total	571,823	$16.97	1,652,500

(1)   Consists of the Company's non-qualified stock option plan and 1993 incentive stock option plan (which expired in 2003). Note 13 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's stock option plans.

(2)   Consists of the Company's 2003 incentive stock option plan. Under this plan, 1,500,000 shares of common stock are reserved for the future granting of stock options. No options under this plan were issued as of December 31, 2003. Note 13 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's stock option plans.

Item 6.            Selected Financial Data

	(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999

Net sales	$758,261	$645,114	$616,028	$677,540	$621,918
Income from operations	58,802	50,160	37,509	59,892	55,469
Interest expense	14,252	10,403	16,446	18,942	13,439
Income before income taxes	44,550	39,757	21,063	40,950	42,030
Income taxes	17,597	15,903	8,530	16,585	17,022
Net income	26,953	23,854	12,533	24,365	25,008

Net income per share-Basic	$1.67	$1.56	$1.00	$1.94	$1.99
Weighted average shares
outstanding-Basic	16,095	15,280	12,591	12,577	12,540

Net income per share-Diluted	$1.66	$1.54	$.98	$1.92	$1.95
Weighted average shares
outstanding-Diluted	16,258	15,519	12,773	12,685	12,806

Cash dividends per common share	$.130	$.155	$.135	$.115	$.125

Current assets	$249,450	$202,994	$166,615	$187,594	$182,591
Current liabilities	98,756	64,748	61,551	55,187	69,668
Total assets	777,743	576,568	535,040	556,046	522,080
Total debt	242,250	166,932	212,275	255,853	236,621
Shareholders' equity	394,181	293,117	218,347	208,348	185,459

Capital expenditures	$22,571	$15,995	$14,344	$19,619	$21,999
Depreciation	21,644	19,927	18,976	17,212	14,613
Amortization	804	554	4,510	3,976	2,839

Item 7.  Management's Discussion and Analysis of Financial Condition  and Results  of OpFerations

 The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

Overview

The consolidated financial statements present the financial condition of the Company as of December 31, 2003 and 2002, and the consolidated results of operations and cash flows of the Company for the years ended December 31, 2003, 2002 and 2001.

The Company is organized into three reportable segments -Processed Steel Products, Building Products and Heat Treating.  The Company also held equity positions in two joint ventures as of December 31, 2003.

The Processed Steel Products segment produces a wide variety of cold-rolled strip steel products, coated sheet steel products and strapping products.  This segment primarily serves the automotive industry's leaders, such as General Motors, Ford, Chrysler, and Honda. This segment also serves the  automotive supply and commercial and residential metal building industry, as well as the power and hand tool and hardware industries.  During 2003, the Company strengthened its Processed Steel Products segment through its joint venture with Duferco Farrell Corporation, in which the Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC. The automotive market is a very important part of the Company's Processed Steel segment. In 2004, the Company plans to continue its longstanding relationships with the domestic automotive manufacturers, as well as enhance its present relationships with the transplant automobile manufacturers and their suppliers.

The Building Products segment processes sheet steel to produce a wide variety of building and construction products. This segment's products are sold to major retail home centers, such as The Home Depot, Lowe's, Menards and Wal-Mart. During 2003, the Company eliminated competitors and strengthened its position in the Building Products market through the acquisitions of Construction Metals (acquired April 1, 2003) and Air Vent (acquired May 1, 2003). These strategic acquisitions enabled the Company to broaden its geographic markets, solidify product offerings and added approximately $82.4 million to the Company's consolidated net sales for 2003. In addition, in January 2004, the Company acquired Renown Specialties Company Ltd., which is a manufacturer and distributor of construction hardware products in Canada. The acquisition of Renown serves to broaden the Company's product lines and strengthen its existing customer relationships.  In 2004, the Company believes the ongoing trend of increased use of metal building products will continue because of favorable environmental characteristics, cost efficiency and architectural design enhancements.

The Heat Treating segment provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required. This segment services such customers as General Motors, Ford, Eaton Corporation, Dana Corporation, and International Truck.  In 2004, the Company believes the growing trend in the outsourcing of heat treating operations will continue and that its heat treating facilities are strategically located to meet the needs of customers from a geographically diverse base of operations.

The following table sets forth the Company's net sales by reportable segment for the period ending December 31:

	(in thousands)
	2003	2002	2001
Net sales
Processed steel products	$268,512	$272,796	$252,382
Building products	400,412	292,161	292,464
Heat treating	89,337	80,157	71,182
Total consolidated net sales	$758,261	$645,114	$616,028

Results of Operations

Year Ended 2003 Compared to Year Ended 2002

Consolidated

Net sales increased by approximately $113.1 million, or 17.5%, to $758.3 million in 2003, from net sales of $645.1 million in 2002.  The increase in net sales was primarily due to the addition of net sales of B&W Heat Treating (acquired July 1, 2002), Construction Metals (acquired April 1, 2003) and Air Vent (acquired May 1, 2003), which contributed approximately $87.9 million in additional sales in 2003. The remaining increase in net sales is the result of expanded sales penetration achieved through the Company's national manufacturing, marketing and distribution capabilities, as well as through new product offerings, design enhancements on existing product lines and new market opportunities.

Cost of sales increased by approximately $92.3 million, or 17.8%, to $610.1 million in 2003, from cost of sales of $517.8 million in 2002.  The dollar-for-dollar increase in 2003 cost of sales was primarily due to higher sales volume as a result of the B&W Heat Treating, Construction Metals and Air Vent acquisitions. Cost of sales as a percentage of net sales increased to 80.5% in 2003 from 80.3% in 2002. The slight increase in cost of sales as a percentage of net sales in 2003, was the result of an increase in raw material, utility, workers compensation and transportation costs, as well as increases in fringe benefit costs as a percentage of net sales when compared to 2002.

Selling, general and administrative expenses increased by approximately $12.2 million, or 15.8%, to $89.3 million in 2003, from selling, general and administrative expenses of $77.1 million in 2002. The dollar-for-dollar increase in 2003 selling, general and administrative expenses was due primarily to the addition of costs from the 2003 acquisitions. Selling, general and administrative expenses as a percentage of net sales decreased to 11.8% in 2003 from 12.0% in 2002.  This decrease was primarily due to the impact of the Company's recent acquisitions, which have lower selling, general and administrative costs as a percentage of net sales than the Company's existing operations.

Interest expense increased by approximately $3.8 million in 2003, primarily due to an increase in debt used to finance the 2003 acquisitions of Construction Metals and Air Vent, as well as the Company's 50% interest in Gibraltar DFC Strip Steel, LLC.

As a result of the above, income before taxes increased by $4.8 million, or 12.1%, to $44.6 million in 2003 from income before taxes of $39.8 million in 2002.

Income taxes approximated $17.6 million in 2003, based on a 39.5% effective rate compared with a 40% effective rate in 2002.

Segment Information

Processed Steel Products -Net sales decreased by approximately $4.3 million, or 1.6%, to $268.5 million in 2003, from net sales of $272.8 million in 2002.  This decrease was primarily due to decreases in automotive production levels by the "Big Three" automotive manufacturers, as well as reduced sales in the service center business attributable to the reduction in processed steel demand for use in commercial building industry applications.

Income from operations decreased by approximately $6.9 million, or 21.1%, to $25.9 million in 2003, compared to income from operations of $32.8 million in 2002.  Operating margin decreased to 9.6% of net sales in 2003 compared to 12.0% in 2002, primarily due to higher raw material, transportation, and workers compensation costs as well as increases in fringe benefit costs as a percentage of lower net sales.

Building Products -Net sales increased by approximately $108.3 million, or 37.1%, to $400.4 million in 2003, from net sales of $292.2 million in 2002.  The increase in net sales was due primarily to the addition of net sales of Construction Metals (acquired April 1, 2003) and Air Vent (acquired May 1, 2003), which contributed approximately $82.4 million in additional net sales in 2003. The remaining increase in net sales was the result of expanded sales penetration through both new and redesigned product offerings as well as new market opportunities.

Income from operations increased by approximately $18.8 million, or 88.1%, to $40.1 million in 2003, compared to income from operations of $21.3 million in 2002.  Operating margin increased to 10.0% of net sales in 2003, compared to 7.3% in 2002 primarily due to higher income from operations of the 2003 acquisitions, and was partially offset by increases in raw material costs during 2003.

Heat Treating -Net sales increased by approximately $9.2 million, or 11.5%, to $89.3 million in 2003 from net sales of $80.2 million in 2002.  This increase was due primarily to the addition of a full year of net sales of B&W Heat Treating (acquired July 1, 2002), which contributed approximately $5.5 million in additional net sales in 2003.  The remaining increase in net sales was primarily the result of increased sales penetration by the Company's new brazing operation in Fairfield, Ohio.

Income from operations decreased by approximately $.5 million, or 5.2%, to $9.4 million in 2003, compared to income from operations of $9.9 million in 2002.  Operating margin decreased to 10.5% of net sales in 2003, compared to 12.4% of net sales in 2002 primarily due to higher material, utility and workers compensation costs, as well as increases in  fringe benefit costs.

Year Ended 2002 Compared to Year Ended 2001

Consolidated

Net sales increased by approximately $29.1 million, or 4.7%, to $645.1 million in 2002, from net sales of $616.0 million in 2001.  This increase resulted primarily from increased sales resulting from increased production levels in the automotive industry and the July 1, 2002 acquisition of B&W Heat Treating.

Cost of sales increased by approximately $17.9 million, or 3.5%, to $517.8 million in 2002 from cost of sales of $499.9 million in 2001.  Cost of sales as a percentage of net sales decreased to 80.3% in 2002 from 81.2% in 2001 primarily due to lower raw material and freight costs partially offset by increased direct labor and health care costs and general insurance expense.

Selling, general and administrative expenses decreased by approximately $1.4 million, or 1.8%, to $77.1 million in 2002 from selling, general and administrative expenses of $78.6 million in 2001. Selling, general and administrative expenses as a percentage of net sales decreased to 12.0% for 2002 from 12.8% for 2001 primarily due to the elimination of goodwill amortization as a result of the implementation of new accounting rules in 2002, partially offset by increased incentive compensation.  Additionally, in 2001 we had a non-cash charge of $1.0 million relating to the Company's E-Commerce investment.

Interest expense decreased by approximately $6.0 million in 2002 primarily due to lower average borrowings during 2002 due to the use of proceeds from the Company's stock offering in mid-March 2002 and lower interest rates.

As a result of the above, income before taxes increased by $18.7 million, or 88%, to $39.8 million in 2002, from income before taxes of $21.1 million in 2001.

Income taxes approximated $15.9 million in 2002, based on a 40% effective rate compared with a 40.5% effective rate in 2001.

Segment Information

Processed Steel Products -Net sales increased by approximately $20.4 million, or 8.1%, to $272.8 million in 2002, from net sales of $252.4 million in 2001.  This increase was due primarily to increased sales resulting from increased production levels in the automotive industry in 2002.

Income from operations increased by approximately $3.7 million, or 12.6%, to $32.8 million in 2002, compared to income from operations of $29.2 million in 2001.  Operating margin increased to 12.0% of net sales in 2002 compared to 11.6% in 2001, primarily due to lower raw material and freight costs, partially offset by increased direct labor costs and incentive-based compensation.

Building Products -Net sales for 2002 of $292.2 million were comparable to net sales of $292.4 million for 2001.  Weaker demand due to general economic conditions in this segment's industry early in the year were offset by an improvement in these conditions during the third and fourth quarters, especially through sales to major retail outlets.

Income from operations increased by approximately $3.2 million, or 17.4%, to $21.3 million in 2002, compared to income from operations of $18.2 million in 2001. Operating margin increased to 7.3% of net sales in 2002, compared to 6.2% in 2001 primarily due to lower raw material costs, partially offset by increased health care costs, general insurance expense and incentive-based compensation.

Heat Treating -Net sales increased by approximately $9.0 million, or 12.6%, to $80.2 million in 2002, from net sales of $71.2 million in 2001.  This increase was due primarily to the July 1, 2002 acquisition of B&W Heat Treating and increased sales resulting from increased production levels in the automotive industry.

Income from operations increased by approximately $1.1 million, or 12.6%, to $9.9 million in 2002, compared to income from operations of $8.8 million in 2001.  Operating margin as a percentage of net sales of 12.4% for 2002 was comparable to 2001.

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

A summary of the Company's significant accounting policies are described in Note 1 of the Company's consolidated financial statements included in Item 8 of this Form 10-K.

The Company's most critical accounting policies include: valuation of accounts receivable, which impacts general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; and the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets.  Management reviews the estimates, including, but not limited to, the allowance for doubtful accounts and inventory reserves on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations.  The reviews are performed regularly and adjustments are made as required by current available information.  Management believes these estimates are reasonable, but actual results could differ from these estimates.

The Company's accounts receivable represent those amounts which have been billed to the Company's customers but not yet collected.  Management analyzes various factors including historical experience, credit worthiness of customers and current market and economic conditions.  The allowance for doubtful accounts balance is established based on the portion of those accounts receivable which are deemed to be potentially uncollectible.  Changes in judgments on these factors could impact the timing of costs recognized.

The Company states its inventories at lower of cost or market.  The cost basis of the Company's inventory is determined on a first-in-first-out basis using either actual costs or a standard cost methodology which approximates actual cost.

Intangible assets with estimable useful lives (which consist primarily of non-competition agreements) are amortized to their residual values over those estimated useful lives in proportion to the economic benefit consumed.

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

Goodwill is tested annually, or sooner if indicators of impairment exist, for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value.  A reporting unit is either the same as, or one level below, an operating segment.  The primary valuation method for determining the fair value of the reporting unit is a discounted cash flows analysis.  If the goodwill is indicated as being impaired (the fair value of the reporting unit is less than the carrying amount), the fair value of the reporting unit would then be allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill.  This implied fair value of the reporting unit goodwill would then be compared with the carrying amount of the reporting unit goodwill and, if it is less, the Company would then recognize an impairment loss.

The projection of future cash flows for the goodwill impairment analysis requires significant judgments and estimates with respect to future revenues related to the assets and the future cash outlays related to those revenues.  Actual revenues and related cash flows, changes in anticipated revenues and related cash flows or use of different assumptions could result in changes in this assessment.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

The Company's shareholders' equity increased by approximately $101.1 million or 34.5%, to $394.2 million, at December 31, 2003.  This increase was primarily due to the receipt of $70.0 million in net proceeds from the Company's common stock offering in December 2003, proceeds of $3.6 million from the exercise of stock options, as well as net income of $27.0 million, including earnings from the Company's 2003 acquisitions.

During 2003, the Company's working capital increased $12.5 million, or 9.0%, to approximately $150.7 million. The increase in working capital was primarily the result of an increase in cash and cash equivalents due to the cash proceeds received from the December 2003 common stock offering. The net proceeds to the Company from the common stock offering approximated $70.0 million and approximately $45.0 million was used to pay off the Company's LIBOR debt that matured in December 2003. The remaining $25.0 million in cash proceeds received from the offering was held in cash and cash equivalents at December 31, 2003. Subsequent to year-end, the Company used this $25.0 million in cash to pay down the Company's LIBOR debt that matured in January 2004. The remaining change in working capital was primarily the result of increases in accounts receivable of $16.8 million, offset by increases in the current portion of long-term debt of $19.2 million and the aggregate increase in accounts payable and accrued expenses of $14.8 million, primarily due to the acquisitions of Construction Metals and Air Vent.

On April 1, 2003, the Company purchased all of the outstanding capital stock of Construction Metals and on May 1, 2003, the Company purchased all of the outstanding capital stock of Air Vent.  The Company paid approximately $147 million for both acquisitions, comprised of $87.2 million in cash, which included direct acquisition costs, and $59.8 million in unsecured subordinated debt payable to the former owners of the acquired companies over three to five years at annual interest rates ranging from 4.0% to 5.0%.

The Company's primary sources of liquidity are cash provided by operating activities and its revolving credit facility.  Net cash provided by operating activities for the year ended December 31, 2003 was $64.7 million and primarily represents net income plus non-cash charges for depreciation and amortization and changes in working capital positions.  Net cash provided by operating activities in 2003 was due primarily to net income of $27.0 million combined with depreciation and amortization of $22.4 million, the provision for deferred income taxes of $6.5 million, reductions in inventories of $11.1 million and increases in accounts payable and accrued expenses of $1.0 million offset by increases in accounts receivable and other current assets which aggregated $5.0 million.

The $64.7 million of net cash provided by operating activities and the net proceeds of $70.0 million from the Company's 2003 stock offering plus cash on hand at the beginning of the period and cash generated by the exercise of stock options of $3.6 million, were used to pay down $118.1 million of the Company's long-term debt, to fund current operations, the acquisitions of Constructions Metals and Air Vent of $84.2 million (net of cash acquired), capital expenditures of $22.6 million and pay cash dividends of $2.7 million.

In April 2003, the Company amended its revolving credit facility, which expires in June 2007, to increase the aggregate borrowing limit to $290.0 million.  Additionally, the revolving credit facility contains a $10.0 million expansion feature at the Company's option, subject to approval by participating financial institutions.  Borrowings thereunder are secured with the Company's accounts receivable, inventories and personal property and equipment.  At December 31, 2003, the Company had used approximately $125.0 million of the revolving credit facility, resulting in $165.0 million in availability.  At December 31, 2003, the Company had interest rate swap agreements outstanding which effectively converted $50 million of borrowings under its revolving credit agreement to fixed interest rates ranging from 7.72% to 8.43%.  Additional borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate.  At December 31, 2003, additional borrowings under the revolving credit facility aggregated $75.0 million.  The weighted average interest rate of these additional borrowings was 3.55% at December 31, 2003.

The Company's revolving credit facility contains various debt covenants.  At December 31, 2003 the Company was in compliance with all covenants.

In 2002, the Company entered into a $50 million private placement of debt with The Prudential Insurance Company of America, which consists of a $25 million senior secured note bearing interest at 7.35% annually, due on July 3, 2007 and a $25 million senior subordinated note, bearing interest at 8.98% annually, due on January 3, 2008.  At December 31, 2003, the total principal balance of the private placement debt aggregated $50 million, none of which is due within the next twelve months.

In January 2004, the underwriters of the Company's December 2003 common stock offering exercised a portion of their over-allotment option, and purchased an additional 214,625 shares of the Company's common stock at $24.75 per share.  Net proceeds to the Company from the purchase of these additional shares was approximately $5.0 million and was  used to further reduce the Company's outstanding debt.

The Company believes that availability of funds under its credit facility together with cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2003:

Payments Due By Period (in thousands)

Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Revolving credit facility	$ 125,000	$ -	$ -	$ 125,000	$ -
Long-term debt	117,250	19,848	29,184	67,218	1,000
Operating lease obligations	35,531	7,743	12,847	7,669	7,272
Total	$ 277,781	$ 27,591	$ 42,031	$ 199,887	$ 8,272

 Related Party Transactions

In connection with the acquisition of Construction Metals in April 2003, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes are payable to the former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of approximately $2.9 million per note, beginning on April 1, 2004, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  Interest expense related to these notes payable aggregated approximately $660,000 in 2003.  At December 31, 2003, the current portion of these notes payable aggregated approximately $5.8 million and accrued interest aggregated approximately $221,000.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties.  Rental expense associated with these related party operating leases aggregated approximately $512,000 in 2003.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards  No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred.  The adoption of SFAS 143 did not have a material impact on the Company's results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS 146 are effective for exit or disposal activities that were initiated after December 31, 2002 and did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the fair-value measurement and recognition of a liability for the issuance of certain guarantees issued or modified on January 1, 2003 or after.  Implementation of the fair-value measurement and recognition provisions of FIN 45 did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123.  SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in the financial statements regarding the effects of stock-based compensation.  SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to required disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002.  Adoption of SFAS 148 did not have a material impact on the Company's financial position, results of operations or cash flows.  For further discussion of the Company's stock-based compensation arrangements, see Note 1 of the Company's consolidated financial statements included in Item 8 herein.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003.  The provisions are effective for financial statements issued for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003.  The adoption of this Interpretation did not have any effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 clarifies the accounting for derivatives, amending the previously issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of any underlying contract, and clarifies when a derivative contains a financing components in order to increase the comparability of accounting practices under SFAS 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Implementation of SFAS 150 did not have a material impact on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS 132 (revised 2003), Employer's Disclosures About Pensions and Other Postretirement Benefits. SFAS 132 (revised 2003), revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS 132 (revised 2003), does not change the measurement and recognition of those plans required by SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 132 (revised 2003), retains the original disclosure requirements of SFAS 132 and requires additional expanded annual and interim disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement benefit plans. Except for certain provisions, the adoption of this Statement is required for financial statements with fiscal years ending after December 15, 2003. Implementation of SFAS 132 (revised 2003) did not have a material impact on the Company's consolidated financial statements. The revised disclosure requirements of this Statement are reflected in Notes 8 and 9 of the consolidated financial statements included in Item 8 herein.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability.  In addition, the Company is exposed to market risk, primarily related to its long-term debt.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  The Company also entered into interest rate swap agreements that converted a portion of its  variable rate debt to fixed rate debt.  At December 31, 2003, the Company had $50 million of revolving credit borrowings that was fixed rate debt pursuant to these agreements.

The following table summarizes the principal cash flows and related interest rates of the Company's long-term debt at December 31, 2003 by expected maturity dates.  The weighted average interest rates are based on the actual rates that existed at December 31, 2003.  The variable rate debt consists primarily of the credit facility, of which $125 million is outstanding at December 31, 2003.  A hypothetical 1% increase or decrease in interest rates would have changed the 2003 interest expense by approximately $1.3 million.

(in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt (fixed)	$19,348	$14,292	$14,292	$ 33,459	$33,459	-	$114,850
Weighted average interest rate	6.16%	6.66%	6.95%	7.36%	7.97%	-
Long-term debt (variable)	$ 500	$ 400	$ 200	$125,200	$ 100	$1,000	$127,400
Weighted average interest rate	5.39%	5.40%	5.41%	5.41%	3.45%	3.45%
Interest rate swaps (notional amounts)	$30,000	$20,000

Interest pay rate	8.43%	7.96%
Interest receive rate	1.17%	1.17%

The fair value of the Company's debt was $249.9 million at December 31, 2003.

Safe Harbor Statement

The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the "Act").  Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company's business, and management's beliefs about future operations, results and financial position.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions.  Statements by the Company, other than historical information, constitute "forward looking statements" within the meaning of the Act and may be subject to a number of risk factors.  Factors that could affect these statements include, but are not limited to, the following:  the impact of changing steel prices on the Company's results of operations; changing demand for the Company's products and services; and changes in interest or tax rates.  In addition, such forward-looking statements could also be effected by general industry and market conditions, as well as general economic and political conditions.

Report of Independent Auditors

To the Board of Directors and
Shareholders of Gibraltar Steel Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gibraltar Steel Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Buffalo, New York
January 30, 2004

GIBRALTAR STEEL CORPORATION CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
ASSETS	2003	2002

Current assets:
Cash and cash equivalents	$29,019	$3,662
Accounts receivable	102,591	85,746
Inventories	107,531	106,155
Other current assets	10,309	7,431
Total current assets	249,450	202,994

Property, plant and equipment, net	250,029	231,526
Goodwill	267,157	133,452
Investments in partnerships	5,044	3,852
Other assets	6,063	4,744
	$777,743	$576,568

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$49,879	$42,074
Accrued expenses	29,029	22,050
Current maturities of long-term debt	19,848	624
Total current liabilities	98,756	64,748

Long-term debt	222,402	166,308
Deferred income taxes	55,982	44,656
Other non-current liabilities	6,422	7,739
Shareholders' equity:
Preferred stock $.01 par value; authorized:
10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value; authorized
50,000,000 shares; issued 19,274,069 and 15,996,999 shares
in 2003 and 2002, respectively	193	160
Additional paid-in capital	199,206	124,825
Retained earnings	196,138	172,147
Unearned compensation	(818)	(1,086)
Accumulated other comprehensive loss	(538)	(2,929)
	394,181	293,117
Less: cost of 19,000 and 15,000 common shares held in
treasury in 2003 and 2002, respectively	-	-
Total shareholders' equity	394,181	293,117
	$777,743	$576,568

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001

Net sales	$758,261	$645,114	$616,028

Cost of sales	610,147	517,825	499,945

Gross profit	148,114	127,289	116,083

Selling, general and administrative expense	89,312	77,129	78,574

Income from operations	58,802	50,160	37,509

Interest expense	14,252	10,403	16,446

Income before taxes	44,550	39,757	21,063

Provision for income taxes	17,597	15,903	8,530

Net income	$26,953	$23,854	$12,533

Net income per share -Basic	$1.67	$1.56	$1.00

Weighted average shares outstanding -Basic	16,095	15,280	12,591

Net income per share -Diluted	$1.66	$1.54	$.98

Weighted average shares outstanding -Diluted	16,258	15,519	12,773

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$26,953	$23,854	$12,533
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	22,448	20,481	23,486
Provision for deferred income taxes	6,502	5,800	4,545
Undistributed equity investment income	316	340	547
Tax benefit from exercise of stock options	949	349	40
Unearned compensation	212	258	117
Other non-cash adjustments	172	9	-
Increase (decrease) in cash resulting
from changes in (net of acquisitions):
Accounts receivable	(2,880)	(7,204)	2,290
Inventories	11,056	(30,308)	25,140
Other current assets	(2,108)	(1,883)	495
Accounts payable and accrued expenses	1,047	3,468	5,885
Other assets	(4)	(2,959)	739

Net cash provided by operating activities	64,663	12,205	75,817

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	(84,243)	(8,847)	(10,832)
Purchases of equity investment	(7,797)	-	(14,344)
Purchases of property, plant and equipment	(22,571)	(15,995)	-
Net proceeds from sale of property and equipment	436	2,118	435

Net cash used in investing activities	(114,175)	(22,724)	(24,741)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	(118,100)	(129,945)	(92,843)
Proceeds from long-term debt	122,144	84,571	49,265
Net proceeds from issuance of common stock	73,558	53,674	589
Payment of dividends	(2,733)	(2,269)	(1,638)

Net cash provided by (used in) financing activities	74,869	6,031	(44,627)

Net increase (decrease) in cash and cash equivalents	25,357	(4,488)	6,449

Cash and cash equivalents at beginning of year	3,662	8,150	1,701

Cash and cash equivalents at end of year	$29,019	$3,662	$8,150

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR STEEL CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in thousands, except per share data)
	Comprehensive	Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Income	Shares	Amount	Capital	Earnings	Compensation	Loss	Shares	Amount	Equity

Balance at December 31, 2000		12,567	$126	$69,434	$139,747	$(959)	$-	-	$-	$208,348

Comprehensive income (loss):
Net income	$ 12,533	-	-	-	12,533	-	-	-	-	12,533
Other comprehensive loss:
Implementation of SFAS 133	(191)	-	-	-	-	-	-	-	-	-
Unrealized loss on interest rate swaps, net of tax of $1,008	(1,387)	-	-	-	-	-	-	-	-	-
Other comprehensive loss	(1,578)	-	-	-	-	-	(1,578)	-	-	(1,578)
Total comprehensive income	$ 10,955

Stock options exercised		40	-	589	-	-	-	-	-	589
Tax benefit from exercise of stock options		-	-	40	-	-	-	-	-	40
Cash dividends-$.135 per share		-	-	-	(1,702)	-	-	-	-	(1,702)
Earned portion of restricted stock		-	-	-	-	117	-	-	-	117

Balance at December 31, 2001		12,607	126	70,063	150,578	(842)	(1,578)	-	-	218,347

Comprehensive income (loss):
Net income	$ 23,854	-	-	-	23,854	-	-	-	-	23,854
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0	(369)	-	-	-	-	-	-	-	-	-
Unrealized loss on interest rate swaps, net of tax of $629	(982)	-	-	-	-	-	-	-	-	-
Other comprehensive loss	(1,351)	-	-	-	-	-	(1,351)	-	-	(1,351)
Total comprehensive income	$ 22,503

Issuance of stock associated with public offering		3,150	32	50,678	-	-	-	-	-	50,710
Stock options exercised		151	1	2,303	-	-	-	-	-	2,304
Tax benefit from exercise of stock options		-	-	349	-	-	-	-	-	349
Cash dividends-$.155 per share		-	-	-	(2,466)	-	-	-	-	(2,466)
Issuance of restricted stock		56	1	1,303	-	(782)	-	-	-	522
Earned portion of restricted stock		-	-	-	-	258	-	-	-	258
Forfeiture of restricted stock awards		(15)	-	(348)	-	280	-	15	-	(68)
Issuance of stock in connection with acquisition		33	-	477	181	-	-	-	-	658

Balance at December 31, 2002		15,982	160	124,825	172,147	(1,086)	(2,929)	15	-	293,117

Comprehensive income (loss):
Net income	$ 26,953	-	-	-	26,953	-	-	-	-	26,953
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $637	1,346	-	-	-	-	-	-	-	-	-
Minimum pension liability adjustment, net of tax of $38	(58)	-	-	-	-	-	-	-	-	-
Unrealized gain on interest rate swaps, net of tax of $706	1,103	-	-	-	-	-	-	-	-	-
Other comprehensive income	2,391	-	-	-	-	-	2,391	-	-	2,391
Total comprehensive income	$ 29,344

Issuance of stock associated with public offering		3,000	30	69,967	-	-	-	-	-	69,997
Stock options exercised		277	3	3,558	-	-	-	-	-	3,561
Tax benefit from exercise of stock options		-	-	949	-	-	-	-	-	949
Cash dividends-$.130 per share		-	-	-	(2,962)	-	-	-	-	(2,962)
Earned portion of restricted stock		-				212	-	-	-	212
Forfeiture of restricted stock awards		(4)	-	(93)	-	56	-	4	-	(37)

Balance at December 31, 2003		19,255	$193	$199,206	$196,138	$(818)	$(538)	19	$-	$394,181

The accompanying notes are integral part of these consolidated financial statements

GIBRALTAR STEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Gibraltar Steel Corporation and subsidiaries (the Company).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when products are shipped and the customer takes ownership and assumes the risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Sales returns and allowances are treated as reductions to sales and are provided for based on historical experience and current estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, checking accounts and all highly liquid investments with a maturity of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on a number of factors, including historical experience, credit worthiness of customers and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet exposure related to its customers.

Accounts receivable are expected to be collected within one year and are net of the allowance for doubtful accounts of $2,610,000 and $2,250,000 at December 31, 2003 and 2002, respectively.

Inventories

Inventories are valued at the lower of cost or market.  The cost basis of the inventory is determined on a first-in, first-out basis using either actual costs or a standard cost methodology which approximates actual cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. The estimated useful lives of land improvements and buildings and building improvements is 15 to 40 years, while machinery and equipment is 3 to 20 years.  Accelerated methods are used for income tax purposes.  Depreciation expense aggregated $21,644,000, $19,927,000 and $18,976,000 in 2003, 2002 and 2001, respectively.

Interest is capitalized in connection with construction of qualified assets.  Under this policy, interest of $156,000, $105,000 and $469,000 was capitalized in 2003, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), as of January 1, 2002.  Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Investments in Partnerships

The Company's investments in partnerships are accounted for using the equity method of accounting, under which the Company's share of the earnings of the partnership is recognized in income as earned, and distributions are credited against the investment when received.

Equity method goodwill arises when the Company's investment in the partnership exceeds its applicable share of the fair market value of the partnership's net assets at the date the partnership was formed. In accordance with SFAS 142, equity method goodwill is not amortized or tested for impairment in accordance with this standard. The Company reviews the equity method goodwill in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB Opinion No. 18), under which the Company would recognize an impairment loss when there is a loss in the value of the equity method investment which is deemed to be other than a temporary decline.

Interest Rate Exchange Agreements

Interest rate swap agreements are used by the Company in the management of interest rate risk.  The interest rate swaps are not used for trading purposes and are accounted for as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company has determined that there is no ineffectiveness in these hedging relationships based on the criteria set forth in SFAS 133. The fair value of interest rate swap agreements are recognized as other non-current liabilities and aggregated $2,387,000 at December 31, 2003.  Gains or losses from changes in the fair value of the swap agreements are recorded, net of taxes, as components of Accumulated Other Comprehensive Loss.

Translation of Foreign Currency

The assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Income and expense items are translated at the average exchange rates prevailing during the period.  Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from the translation of financial statements are accumulated as a separate component of comprehensive income net of related taxes.

Shareholders' Equity

During 2003 and 2002, the Company declared dividends of $2,962,000 and $2,466,000, respectively, of which $869,000 and $640,000 are accrued at December 31, 2003 and 2002, respectively.

The Company reacquired 4,000 shares and 15,000 shares of forfeited restricted common stock in 2003 and 2002, respectively, at a cost of $.01 per share and reduced additional paid-in capital for an amount equal to the gross unvested portion of the restricted stock award at the date of forfeiture. These reacquired shares and related cost are reflected as treasury stock in the consolidated balance sheets at December 31, 2003 and 2002.

Comprehensive Income

Comprehensive income includes net income as well as accumulated other comprehensive loss. The Company's accumulated other comprehensive loss consists of unrealized gains and losses on interest rate swaps, minimum pension liability and foreign currency translation adjustments, which are recorded net of related taxes.

Net Income Per Share

Basic net income per share equals net income divided by the weighted average shares outstanding during the year.  The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. A reconciliation between basic net income per share and diluted net income per share for the years ended December 31, 2003, 2002 and 2001 is displayed in Note 12.

Income Taxes

The consolidated financial statements of the Company have been prepared using the asset and liability approach in accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Fair Market Value Disclosures

SFAS 107, Disclosures About Fair Market Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company's cash and cash equivalents are stated at cost which approximates fair value at December 31, 2003.  The fair value of the Company's debt approximated $249,910,000 at December 31, 2003.

Fair market value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Stock Based Compensation

Stock options
In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure which amends SFAS 123, Accounting for Stock-Based Compensation.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As allowed by SFAS 123, the Company follows the disclosure requirements of SFAS 123 and SFAS 148, but continues to account for its stock options using the intrinsic value-based method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25).  Accordingly, no compensation cost has been recognized for the stock option plans, as stock options granted under these plans have an exercise price equal to 100% of the market price of the underlying stock on the date of grant.  The Company's stock option plans are discussed in more detail in Note 13.

The following table illustrates the pro forma effect on net income and net income per share, had the Company used the  Black-Scholes option pricing model to calculate the fair value of stock-option based employee compensation pursuant to the provisions of SFAS 123 and SFAS 148 (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001

Net income, as reported	$26,953	$23,854	$12,533

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	357	1,000	794

Pro forma net income	$26,596	$22,854	$11,739

Net income per share:
Basic -as reported	$1.67	$1.56	$1.00
Basic -pro forma	$1.65	$1.50	$.93

Diluted -as reported	$1.66	$1.54	$.98
Diluted -pro forma	$1.64	$1.47	$.92

        The fair values and assumptions used in the Black-Scholes option pricing model are as follows:

	Fair Value	Expected Life	Stock Volatility	Risk-Free Interest Rate	Dividend Yield
2000 Grant	$6.31	5 Years	43.7%	6.3%	.7%
1999 Grant	$9.18	5 Years	45.1%	4.4%	.2%

Restricted stock plan
The Company has a restricted stock plan for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. Upon issuance of the restricted shares, a charge equivalent to the market value of the shares on the date of grant less the purchase price of $.01 per share is charged to shareholders' equity (net of applicable tax effects), as unearned compensation (a contra equity account) and is amortized on a straight-line basis over the related share restriction period.  The Company's restricted stock plan is discussed in more detail in Note 14.

Recent Accounting  Pronouncements

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred.  The adoption of SFAS 143 did not have a material impact on the Company's results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS 146 are effective for exit or disposal activities that were initiated after December 31, 2002 and did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the fair-value measurement and recognition of a liability for the issuance of certain guarantees issued or modified on January 1, 2003 or after.  Implementation of the fair-value measurement and recognition provisions of FIN 45 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003.  The provisions are effective for financial statements issued for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003.  The adoption of this Interpretation did not have any effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 clarifies the accounting for derivatives, amending the previously issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative amends the definition of any underlying contract, and clarifies when a derivative contains a financing components in order to increase the comparability of accounting practices under SFAS 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Implementation of SFAS 150 did not have a material impact on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS 132 (revised 2003), Employer's Disclosures About Pensions and Other Postretirement Benefits. SFAS 132 (revised 2003), revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS 132 (revised 2003), does not change the measurement and recognition of those plans required by SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 132 (revised 2003), retains the original disclosure requirements of SFAS 132 and requires additional expanded annual and interim disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement benefit plans. Except for certain provisions, the adoption of this Statement is required for financial statements with fiscal years ending after December 15, 2003. Implementation of SFAS 132 (revised 2003) did not have a material impact on the Company's consolidated financial statements. The revised disclosure requirements of this Statement are reflected in Notes 8 and 9.

Reclassifications

Certain 2002 amounts have been reclassified to conform with 2003 presentation.

2.      ACQUISITIONS

On February 13, 2001, the Company purchased all of the outstanding capital stock of Pennsylvania Industrial Heat Treaters, Inc. (PIHT) for approximately $11,000,000, net of cash acquired.  PIHT provides metallurgical heat-treating services and specializes in heat treating powdered metal parts.  The acquisition of PIHT was accounted for using the purchase method of accounting for business combinations with the results of PIHT's operations consolidated with the Company's results of operations from its acquisition date.

On July 1, 2002, the Company purchased all of the outstanding capital stock of B&W Heat Treating (1975) Limited (B&W) for approximately $9,200,000.  The purchase price consisted of approximately $8,500,000 payable in cash and 32,655 shares of the Company's common stock valued at $700,000, including 12,572 treasury shares.  B&W, located in Ontario, Canada, specializes in commercial heat treating.  The results of operations of B&W have been included in the Company's consolidated financial statements since the date of acquisition.

On April 1, 2003, the Company acquired all of the outstanding stock of Construction Metals, Inc. (Construction Metals).  Construction Metals is headquartered in Ontario, California and is a manufacturer of a wide array of building and construction products that are sold to retail and wholesale customers throughout the western United States.  The acquisition of Construction Metals allowed the Company to eliminate a competitor and strengthen its distribution network in the building products market.  The results of operations of Construction Metals have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of Construction Metals was approximately $29,185,000, which was comprised of approximately $11,685,000 in cash, including direct acquisition costs, and $17,500,000 of unsecured subordinated debt, payable to the former owners of Construction Metals.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant and equipment and identifiable intangible assets were determined by an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $830,000 (5-year weighted average useful life).  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $19,201,000, none of which is deductible for tax purposes.  The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$3,485
Property, plant and equipment	5,669
Intangible assets	830
Goodwill	19,201
$29,185

As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company may be required to pay additional consideration if certain net sales levels as defined in the purchase agreement are achieved during the period from acquisition up to March 31, 2006.

On May 1, 2003, the Company acquired all of the outstanding stock of Air Vent Inc. (Air Vent).  Air Vent is headquartered in Dallas, Texas and is primarily engaged in the manufacture and distribution of a complete line of ventilation products and accessories.  The acquisition of Air Vent allowed the Company to eliminate a competitor and strengthen its position in the building products market.  The results of operations of Air Vent have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of Air Vent was approximately $117,798,000, which was comprised of approximately $75,503,000 in cash, including direct acquisition costs, and $42,295,000 of unsecured subordinated debt, payable to the former owner of Air Vent.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment and identifiable intangible assets were determined by an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $1,400,000 (10-year weighted average useful life). The excess consideration over such fair value was recorded as goodwill and aggregated approximately $103,104,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$2,997
Property, plant and equipment	10,297
Intangible assets	1,400
Goodwill	103,104
$117,798

The Company and the former owner of Air Vent have made a joint election under Internal Revenue Code (IRC) Section 338(h)(10) which allows the Company to treat the stock purchase as an asset purchase for tax purposes.  As a result of the 338(h)(10) election, goodwill in the amount of $103,104,000 is expected to be fully deductible for tax purposes.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions had occurred on January 1, 2002.  The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects.  The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2002 and are not necessarily indicative of future results of the combined companies (in thousands, except per share date):

	Year Ended December 31,
	2003	2002
	(unaudited)

Net sales	$785,604	$743,892

Net income	$28,130	$30,581

Net income per share -Basic	$1.75	$2.00

Net income per share -Diluted	$1.73	$1.97

3.      GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the approximate carrying amount of goodwill by reportable segment for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	Processed Steel Products Segment	Building Products Segment	Heat Treating Segment	Total

Balance as of December 31, 2001	$ 8,058	79,401	45,258	$ 132,717
Goodwill acquired	-	-	735	735
Balance as of December 31, 2002	8,058	79,401	45,993	133,452
Goodwill acquired	11,289	122,305	111	133,705
Balance as of December 31, 2003	$ 19,347	201,706	46,104	$ 267,157

In connection with the adoption (effective January 1, 2002) of SFAS 142, Goodwill and Intangible Assets, the Company completed the transitional goodwill impairment assessment within six months from the date of adoption as allowed by the standard.  Subsequently, goodwill subject to the provisions of SFAS 142 has been tested for impairment (annual reassessment date as of October 31). The result of the annual reassessment determined that no goodwill impairments were indicated.

As described in Note 6, the Company entered into a joint venture with Duferco Farrell Corporation, in which the Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC. The Company's investment in Gibraltar DFC Strip Steel, LLC. exceeded its applicable share of the fair market value of the partnership's net assets at the date the partnership was formed and resulted in equity method goodwill of approximately $11,289,000. There was no impairment associated with this equity method goodwill.

The impact that the adoption of SFAS 142 had on net income per share for the years ended December 31, is summarized as follows:

	(in thousands, except for per share data)
	2003	2002	2001

Net income as reported	$26,953	$23,854	$12,533
Goodwill amortization after-tax	-	-	2,480
Adjusted net income	$26,953	$23,854	$15,013

Basic net income per share:
Net income as reported	$1.67	$1.56	$1.00
Goodwill amortization after-tax	-	-	.19
Adjusted net income	$1.67	$1.56	$1.19

Diluted net income per share:
Net income as reported	$1.66	$1.54	$.98
Goodwill amortization after-tax	-	-	.19
Adjusted net income	$1.66	$1.54	$1.17

Intangible Assets

At December 31, 2003 non-competition agreements related to the 2003 acquisitions are included as part of the total assets of the Company's Building Products segment.  At December 31, 2003, the gross carrying amount and accumulated amortization of these non-competition agreements aggregated approximately $2,230,000 and $218,000, respectively.

Amortization expense related to these agreements for the year ended December 31, 2003 and 2002 aggregated approximately $218,000 and $0, respectively.  Amortization expense related these agreements for the next five years is as follows:  2004 - $306,000; 2005 -$306,000; 2006 -$306,000; 2007 -$306,000; and 2008 - $182,000.

4.      INVENTORIES

Inventories at December 31 consist of the following:

	(in thousands)
	2003	2002

Raw material	$53,737	$57,262
Work-in-process	21,033	19,326
Finished goods	32,761	29,567

Total inventory	$107,531	$106,155

5.      PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment at December 31 consists of the following:

	(in thousands)
	2003	2002

Land and land improvements	$9,046	$8,608
Building and improvements	79,099	73,636
Machinery and equipment	283,271	254,740
Construction in progress	9,670	4,803

	381,086	341,787

Less accumulated depreciation and amortization	131,057	110,261

Property, plant and equipment, net	$250,029	$231,526

6.      INVESTMENTS IN PARTNERSHIPS

The Company has a 31% partnership interest in a steel pickling joint venture with Samuel Manu-Tech, Inc.  The partnership provides a steel cleaning process called pickling to steel mills and steel processors. The investment is accounted for using the equity method of accounting.   The Company's investment in the partnership was approximately $3,454,000 and $3,852,000 at December 31, 2003 and 2002, respectively.

In December 2003, the Company entered into a joint venture with Duferco Farrell Corporation, in which the Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC. The joint venture was formed for the purpose of manufacturing and distributing cold-rolled strip steel products.  The investment is accounted for using the equity method of accounting.  The Company's investment in the joint venture was approximately $1,590,000 at December 31, 2003.

7.      DEBT

Long-term debt at December 31 consists of the following:

	(in thousands)
	2003	2002

Revolving credit facility	$125,000	$112,470
Acquisition notes payable	59,795	-
Private placement demand notes	50,000	50,000
Industrial Development Revenue Bonds	2,400	2,900
Short-term borrowings	5,000	-
Other debt	55	1,562

	242,250	166,932

Less current maturities	19,848	624

Total long-term debt	$222,402	$166,308

The Company's revolving credit facility of $290,000,000 is collateralized by the Company's accounts receivable, inventories, and personal property and equipment , and is committed through June 2007 and contains a $10,000,000 expansion feature at the Company's option, subject to approval by the participating financial institutions.  This facility has various interest rate options, which are no greater than the bank's prime rate.  In addition, the Company may enter into interest rate exchange agreements (swaps) to manage interest costs and exposure to changing interest rates.  At December 31, 2003, the Company had interest rate swap agreements outstanding which expire starting in 2004 and effectively converted $50,000,000 of floating rate debt to fixed rates ranging from 7.72% to 8.43%.  Additional borrowings under the revolving credit facility aggregated $75,000,000 and $62,470,000 with an interest rate of LIBOR plus a fixed rate at December 31, 2003 and 2002, respectively.   The weighted average interest rate of these additional borrowings was 3.55% and 3.23% at December 31, 2003 and 2002, respectively.

The Company's acquisition notes payable consists of debt incurred in connection with the 2003 acquisitions of Construction Metals and Air Vent.  In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes payable each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes are payable to the two former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of $2,917,000 per note, beginning on April 1, 2004, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  Interest expense related to these notes payable aggregated approximately $660,000 in 2003.  At December 31, 2003, the current portion of these notes aggregated approximately $5,834,000 and accrued interest aggregated approximately $221,000.

In connection with the acquisition of Air Vent, the Company entered into an unsecured subordinated note payable to the former owner of Air Vent, in the amount of $42,295,000.  The note is payable in five annual principal installments of $8,459,000 beginning on May 1, 2004, with the final principal payment due on May 1, 2008. The unpaid principal balance of $40,000,000 accrues interest at a rate of 5.0% per annum and $2,295,000 of the unpaid principal balance accrues interest at a rate of 4.0% per annum.

The Company's private placement demand notes consist of a $25,000,000 senior secured note bearing interest at 7.35% annually, due on July 3, 2007 and a $25,000,000 senior subordinated note bearing interest at 8.98% annually, due on January 3, 2008.

In addition, the Company has Industrial Development Revenue Bonds payable in installments through September 2018, with interest rates ranging from a fixed rate of 4.22% to variable rates of up to 2.90% at December 31, 2003, which financed the cost of the expansion of its Coldwater, Michigan heat-treating facility under a capital lease agreement.  The cost of the facility and equipment equals the amount of the bonds and includes accumulated amortization of $678,000.  The agreement provides for the purchase of the facility and equipment at any time during the lease term at scheduled amounts or at the end of the lease for a nominal amount.

In connection with the Company's purchase of a 50% partnership interest in Gibraltar DFC Strip Steel, LLC, the Company entered into a short-term note payable to Duferco Farrell Corporation in the amount of $5,000,000.  The note bears no interest and is payable in ten monthly installments of $500,000 beginning in January 2004.

The aggregate maturities on long-term debt for the next five years and thereafter are as follows:  2004 -$19,848,000; 2005 - $14,692,000; 2006 -$14,492,000; 2007 -$158,659,000; 2008 -$33,559,000; and $1,000,000, thereafter.

The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.

Total cash paid for interest in the years ended December 31, 2003, 2002 and 2001 was $12,632,000,  $10,050,000 and $17,122,000, respectively.

8.      EMPLOYEE RETIREMENT PLANS

Certain subsidiaries participate in the Company's 40l(k) Plan.  In addition, certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

The Company has a supplemental pension plan which provides defined pension benefits to certain salaried employees upon retirement.  Benefits under the plan are based on the salaries of individual plan participants.  The Company is accruing for these benefit payments based upon an independent actuarial calculation.  The following table presents the changes in the plan's projected benefit obligation, fair value of plan assets and funded status for the years ended December 31:

(in thousands)
	2003	2002	2001

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,652	$1,269	$912
Service cost	156	151	128
Interest cost	107	92	76
Actuarial (gain) loss	(106)	140	153
Benefits paid	(18)	-	-
Projected benefit obligation at end of year	$1,791	$1,652	$1,269

Fair value of plan assets	$-	$-	$-

Funded status:	$(1,791)	$(1,652)	$(1,269)
Unrecognized loss	96	206	66
Net amount recognized	$(1,695)	$(1,446)	$(1,203)

Amounts recognized in the consolidated
financial statements consist of:
Accrued pension liability	$(1,791)	$(1,652)	$(1,269)
Accumulated other comprehensive loss- additional minimum pension liability (pre-tax)	96	206	66
Net amount recognized	$(1,695)	$(1,446)	$(1,203)

The plan's accumulated benefit obligation was $1,791,000, $1,652,000 and $1,269,000 at December 31, 2003, 2002 and 2001, respectively.

The measurement date used to determine pension benefit measures is December 31.

Components of net periodic pension cost for the years ended December 31 are as follows:

(in thousands)
	2003	2002	2001

Service cost	$156	$151	$128
Interest cost	107	92	76
Loss amortization	4	-	-
Net periodic pension cost	$267	$243	$204

Weighted average assumptions:
Discount rate	6.00%	6.50%	7.25%
Expected return on plan assets	-	-	-
Rate of compensation increase	-	-	-

Employer contributions to the plan for 2004 are expected to be $25,000.

Total expense for all retirement plans was $3,130,000, $2,709,000 and $2,200,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

9.      OTHER POSTRETIREMENT BENEFITS

Certain subsidiaries of the Company provide health and life insurance to substantially all of their employees and to a number of retirees and their spouses.

The following table presents the changes in the accumulated postretirement benefit obligation related to the Company's postretirement healthcare benefits at December 31:

(in thousands)
	2003	2002	2001

Benefit obligation at beginning of year	$2,974	$2,272	$1,983
Service cost	99	81	52
Interest cost	191	177	131
Amendments	-	-	(686)
Actuarial loss	227	499	842
Benefits paid	(87)	(55)	(50)
Benefit obligation at end of year	$3,404	$2,974	$2,272

Fair value of plan assets	$-	$-	$-

Under funded status	$(3,404)	$(2,974)	$(2,272)
Unrecognized prior service costs	(106)	(120)	(134)
Unrecognized loss	1,362	1,225	797
Accumulated postretirement benefit obligation	$(2,148)	$(1,869)	$(1,609)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 are as follows:

(in thousands)
	2003	2002	2001

Service cost	$99	$81	$52
Interest cost	191	177	131
Amortization of unrecognized prior service cost	(14)	(14)	(14)
Loss amortization	90	71	16
Net periodic pension cost	$366	$315	$185

Weighted average assumptions:
Discount rate	6.00%	6.50%	7.25%
Expected return on plan assets	-	-	-
Rate of compensation increase	-	-	-

The medical inflation rate was assumed to be 8.0% in 2003, decreasing gradually to 5.0% in 2006.  The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated postretirement benefit obligation at December 31, 2003, by approximately $544,000 and $471,000, respectively and increase or decrease the annual service and interest costs by approximately $51,000 and $43,000, respectively.

The measurement date used to determine postretirement benefit obligation measures is December 31.

One of the Company's subsidiaries also provides postretirement healthcare benefits to its unionized employees through contributions to a multi-employer healthcare plan.

10.  INCOME TAXES

The provision for income taxes for the years ending December 31 consisted of the following:

	(in thousands)
	2003	2002	2001

Current tax provision
U.S. Federal	$9,374	$8,527	$3,355
State and Foreign	1,721	1,576	630

Total current tax provision	11,095	10,103	3,985

Deferred tax provision
U.S. Federal	5,857	5,243	4,109
State and Foreign	645	557	436

Total deferred tax provision	6,502	5,800	4,545

Total provision for income taxes	$17,597	$15,903	$8,530

The provision for income taxes differs from the federal statutory rate of 35% due to the following:

	(in thousands)
	2003	2002	2001

Statutory rate	$15,593	$13,915	$7,372

State income taxes, less federal effect	1,538	1,333	693

Goodwill	-	-	431

Other	466	655	34

	$17,597	$15,903	$8,530

Deferred tax liabilities (assets) at December 31, consist of the following:

	(in thousands)
	2003	2002

Depreciation	$46,029	$40,755
Goodwill	12,107	7,417
Other	1,193	709
Gross deferred tax liabilities	59,329	48,881

State taxes	(2,009)	(1,694)
Other	(6,544)	(6,680)
Gross deferred tax assets	(8,553)	(8,374)

Net deferred tax liabilities	$50,776	$40,507

Cash paid for income taxes, net of tax refunds, in the years ended December 31, 2003, 2002 and 2001 was $12,823,000, $7,320,000 And $3,570,000, respectively.

11.   COMMON STOCK

In December 2003, the Company completed an offering of 3,000,000 shares of common stock at a price of $24.75 per share.  Net proceeds to the Company aggregated approximately $70,000,000.

12.  NET INCOME PER SHARE

SFAS 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement.  The reconciliation between the computations is as follows:

	Net	Basic		Diluted	Diluted
	Income	Shares	Basic EPS	Shares	EPS

2003	$26,953,000	16,095,063	$1.67	16,258,155	$1.66
2002	$23,854,000	15,280,364	$1.56	15,519,026	$1.54
2001	$12,533,000	12,590,625	$1.00	12,772,808	$0.98

Basic net income per share equals net income divided by the weighted average shares outstanding for the years ended December 31, 2003, 2002 and 2001, respectively.  The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding.  The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the assumed proceeds of common stock equivalents.  Included in diluted shares are common stock equivalents relating to stock options and restricted stock awards of 163,092, 238,662 and 182,183 for the years ended December 31, 2003, 2002 and 2001, respectively.

13.  STOCK OPTION PLANS

The Company has a non-qualified stock option plan, whereby the Company may grant non-qualified stock options to officers, employees, non-employee directors and advisers.  Under the non-qualified stock option plan, 400,000 shares of common stock were reserved for the granting of options.  Options are granted under this plan at an exercise price not less than the fair market value of the shares at the date of grant.  These options vest ratably over a four-year period from the grant date and expire ten years after the date of grant.  At December 31, 2003, 152,500 shares remain available for issuance under the non-qualified stock option plan.

In 1993, the Company adopted an incentive stock option plan, whereby the Company may grant incentive stock options to officers and other key employees.  Under this plan, 1,625,000 shares of common stock were reserved for the granting of stock options at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under this plan vest ratably over a four-year period from the grant date and expire ten years after the date of grant.  In September 2003, this plan expired. The expiration of this plan did not modify, amend or otherwise affect the terms of any outstanding options on the date of the plan's expiration.

In 2003, the Company's Board of Directors approved the adoption of a new incentive stock option plan, whereby the Company may grant incentive stock options to officers and other key employees. Under this plan, 1,500,000 shares of common stock were reserved for the granting of stock options. These options are granted at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under this plan vest ratably over a four-year period from the grant date and expire ten years after the date of grant. As of December 31, 2003, this plan had not yet been approved by the Company's shareholders, and 1,500,000 shares remain available for issuance under this plan.

The following table summaries the ranges of outstanding and exercisable options at December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$10.00 -$14.07	200,144	5.3 years	$ 13.16	151,157	$ 12.80
$15.63 -$22.50	371,679	3.8 years	$ 19.02	371,679	$ 19.02
	571,823	4.4 years	$ 16.97	522,836	$ 17.24

The following table summarizes information about stock option transactions:

	Options	Weighted Average	Options	Weighted Average
	Outstanding	Exercise Price	Exercisable	Exercise Price

Balance at December 31, 2000	1,160,594	$15.86	686,582	$ 15.72
Granted	-	-
Exercised	(39,914)	14.76
Forfeited	(46,000)	17.19

Balance at December 31, 2001	1,074,680	$15.84	817,742	$ 16.08
Granted	-	-
Exercised	(151,283)	15.23
Forfeited	(16,189)	16.12

Balance at December 31, 2002	907,208	$15.93	793,608	$ 16.20
Granted	-	-
Exercised	(277,070)	12.85
Forfeited	(58,315)	20.42

Balance at December 31, 2003	571,823	$16.97	522,836	$ 17.24

At December 31, 2003, all exercisable options had an exercise price below the $25.17 per share market price of the Company's common stock.

Tax benefits of $949,000, $349,000 and $40,000 realized in the years ended December 31, 2003, 2002 and 2001, respectively, associated with the exercise of certain stock options have been credited to additional paid-in-capital.

14.    RESTRICTED STOCK PLAN

The Company has a restricted stock plan and has reserved for issuance 250,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share.  Shares of restricted stock issued under this plan vest on a straight-line basis over a period of 5 to 10 years. The Company recognized compensation expense associated with the lapse of restrictions in the amounts of $282,000, $287,000 and $117,000, during 2003, 2002 and 2001, respectively.  At December 31, 2003, 135,000 shares remain available for issuance under the restricted stock plan.

15.  SEGMENT INFORMATION

The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

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

(iii)           Heat treating, which includes a wide range of metallurgical heat-treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31, 2003, 2002 and 2001:

	(in thousands)
	2003	2002	2001

Net sales
Processed steel products	$268,512	$272,796	$252,382
Building products	400,412	292,161	292,464
Heat treating	89,337	80,157	71,182
	$758,261	$645,114	$616,028

Income from operations
Processed steel products	$25,899	$32,843	$29,156
Building products	40,142	21,338	18,174
Heat treating	9,387	9,904	8,798
Corporate	(16,626)	(13,925)	(18,619)
	$58,802	$50,160	$37,509

Depreciation and amortization
Processed steel products	$5,590	$5,874	$5,681
Building products	8,809	7,453	6,986
Heat treating	6,665	6,057	5,756
Corporate	1,384	1,097	5,063
	$22,448	$20,481	$23,486

Total assets
Processed steel products	$161,334	$163,480	$146,000
Building products	406,792	242,406	183,326
Heat treating	142,575	140,027	120,361
Corporate	67,042	30,655	85,353
	$777,743	$576,568	$535,040

Capital expenditures
Processed steel products	$5,909	$3,211	$3,980
Building products	6,993	5,868	7,637
Heat treating	6,030	6,057	2,151
Corporate	3,639	859	576
	$22,571	$15,995	$14,344

16.   COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under operating leases.  Rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001 aggregated $6,358,000, $3,966,000 and $5,433,000, respectively.  Future minimum lease payments under these operating leases at December 31, 2003 are as follows:  2004 -$7,743,000; 2005 -$6,915,000; 2006 -$5,932,000; 2007 -$4,393,000; 2008 - $3,276,000; and $7,272,000, thereafter.

The Company entered into certain operating lease agreements, related to acquired operating locations and facilities, with the former owners of Construction Metals.  These operating leases are considered to be related party in nature.  Rental expense associated with these related party operating leases aggregated approximately $512,000 in 2003.

The Company is a party to certain claims and legal actions generally incidental to its business.  Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company's financial condition or results of operations.

The Company offers various product warranties to its customers concerning the quality of its products and services.

Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a related warranty accrual at December 31, 2003 and 2002 is not required.

17.  ACCUMULATED OTHER COMPREHENSIVE LOSS

 The cumulative balance of each component of accumulated other comprehensive loss is as follow (in thousands):

Foreign currency translation adjustment	Minimum pension liability adjustment	Unrealized gain/(loss) on interest rate swaps	Accumulated other comprehensive loss

Balance at December 31, 2002	$(369)	$-	$(2,560)	$(2,929)

Current period change	1,346	(58)	1,103	2,391

Balance at December 31, 2003	$977	$(58)	$(1,457)	$(538)

18.       SUBSEQUENT EVENT (UNAUDITED)

In January 2004, the Company acquired all of the outstanding stock of Renown Specialties Company Ltd (Renown) for approximately $5,800,000. Renown is located in Thornhill, Ontario and is a designer, manufacturer and distributor of structural connectors that are used to join wood to wood, wood to concrete, and wood to masonry.  Renown will be a part of the Company's Building Products segment.  The results of Renown's operations will be consolidated with the Company's results of operations from the acquisition date for the quarter ending March 31, 2004.

In connection with the Company's common stock offering, as discussed in Note 11, the Company granted the underwriters an option to purchase additional shares of common stock to cover over-allotments.  In January 2004, the underwriters exercised a portion of this option and purchased an additional 214,625 shares of the Company's common stock at a price of $24.75 per share.  Net proceeds to the Company associated with the purchase of these additional shares aggregated approximately $5,000,000.

QUARTERLY UNAUDITED FINANCIAL DATA

(in thousands, except per share data)

2003 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Net sales	$161,532	$203,406	$208,033	$185,290	$758,261

Gross profit	29,146	40,641	43,066	35,261	148,114

Income from operations	10,713	17,456	17,290	13,343	58,802

Net income	4,904	8,251	7,978	5,820	26,953

Net income per share -Basic	$.31	$.52	$.50	$.35	$1.67

Net income per share -Diluted	$.30	$.51	$.49	$.35	$1.66

2002 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Net sales	$144,713	$171,520	$173,160	$155,721	$645,114

Gross profit	27,214	35,397	34,643	30,035	127,289

Income from operations	9,617	15,520	14,758	10,265	50,160

Net income	4,078	7,962	7,111	4,703	23,854

Net income per share -Basic	$.31	$.50	$.45	$.29	$1.56

Net income per share -Diluted	$.30	$.49	$.44	$.29	$1.54

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

(a)      Evaluation of Disclosure Control and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report.  The Company's Chief Executive Officer and Chairman of the Board, President and Vice President and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls as of the end of the period covered in this report.  Based upon that evaluation, the Company's Chief Executive Officer and Chairman of the Board, President, and Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms

(b)      Change in Internal Controls

 There have been no changes in the Company's internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10.          Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company's audit committee financial expert is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2003 fiscal year.

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chairman of the Board, President, Chief Financial Officer and other senior financial officers and executives of the Company.  A complete text of this Code of Ethics is attached as Exhibit 14 in this Annual Report on Form 10-K.

Item 11.          Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2003 fiscal year.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2003 fiscal year.

Item 13.          Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2003 fiscal year.

Item 14.          Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2003 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K			Page Number
(a)	(1)	Financial Statements:

		Report of Independent Accountants	24

		Consolidated Balance Sheets as of December 31, 2003 and 2002	25

		Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	26

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	27

		Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001	28

		Notes to Consolidated Financial Statements	29

	(2)	Supplementary Data

		Quarterly Unaudited Financial Data	48

	(3)	Exhibits
		The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 53.

(b)		Reports on Form 8-K
		The Company filed the following report on Form 8-K during the three month period ended December 31, 2003.

		i) Form 8-K dated October 27, 2003, disclosing Company press release dated October 27, 2003.

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

/s/ Brian J. Lipke	Chief Executive Officer	Date February 25, 2004
Brian J. Lipke	and Chairman of the Board
(principal executive officer)

/s/ Henning Kornbrekke	President
Henning Kornbrekke

/s/ John E. Flint	Vice President
John E. Flint	and Chief Financial Officer
(principal financial and accounting officer)

/s/ Gerald S. Lippes	Director
Gerald S. Lippes

/s/ Arthur A. Russ, Jr.	Director
Arthur A. Russ, Jr.

/s/ David N. Campbell	Director
David N. Campbell

/s/ William P. Montague	Director
William P. Montague

/s/ William J. Colombo	Director
William J. Colombo

/s/ Robert E. Sadler, Jr.	Director
Robert E. Sadler, Jr.

Exhibit Index

Exhibit		Sequentially
Number	Exhibit	Numbered Page

3.1	Certificate of Incorporation of registrant (incorporated by reference to the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

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

10.12*

Gibraltar Steel Corporation Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

10.13*

Gibraltar Steel Corporation Profit Sharing Plan dated August 1, 1984, as Amended April 14, 1986 and May 1, 1987 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

10.14*

Change in Control Agreement dated July 9, 1998 between Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.15*

Form of Change in Control Agreement dated July 9, 1998 between Registrant and each of Neil E. Lipke, Eric R. Lipke, Walter T. Erazmus, Joseph A. Rosenecker, Carl P. Spezio and Andrew S. Tsakos (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.16*

Form of Stay Bonus Agreement dated October 1, 2000 between registrant and certain named executives (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.17

Fourth Amended and Restated Credit Agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York, JPMorgan Chase Bank, as Administrative Agent, and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.18

Senior secured note purchase agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on form 10-Q for the quarter ended September 30, 2002)

10.19

Senior subordinated note purchase agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on form 10-Q for the quarter ended September 30, 2002)

10.20

First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.21*	Gibraltar Steel Corporation 401(k) Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-87034))

10.22*

First Amendment, dated January 20, 1995, to Gibraltar Steel Corporation 401(k) Plan (Incorporated by reference to Exhibit 10.28 to the Company's Annual report on Form 10-K for the year ended December 31, 1994)

10.23*	The 2003 Gibraltar Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-3 (333-110313))

10.24

Subordinated promissory note between Gibraltar Steel Corporation and CertainTeed Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

14	Code of Ethics for the Chief Executive Officer and Chairman of the Board, President, Chief Financial Officer and other senior financial officers and executives

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________________
*Document is a management contract or compensatory plan or agreement