Form 10-Q
period 2004-03-31
GIBRALTAR STEEL CORP
filed 2004-05-06
CIK 912562

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

          (Mark one)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

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

As of March 31, 2004, the number of common shares outstanding was: 19,564,683.

GIBRALTAR STEEL CORPORATION

INDEX

		PAGE NUMBER
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Income For the Three Months Ended March 31, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25-27

PART I FINANCIAL INFORMATION Item 1. Financial Statements GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, December 31,
	2004	2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,424	$29,019
Accounts receivable	135,297	102,591
Inventories	112,533	107,531
Other current assets	11,887	10,309
Total current assets	265,141	249,450

Property, plant and equipment, net	250,349	250,029
Goodwill	270,917	267,157
Investments in partnerships	5,568	5,044
Other assets	6,710	6,063
	$798,685	$777,743

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$58,791	$49,879
Accrued expenses	30,829	29,029
Current maturities of long-term debt	18,348	19,848
Total current liabilities	107,968	98,756

Long-term debt	217,395	222,402
Deferred income taxes	57,799	55,982
Other non-current liabilities	6,086	6,422
Shareholders' equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value; authorized 50,000,000 shares; issued 19,591,683 and 19,274,069 shares in 2004 and 2003, respectively	196	193
Additional paid-in capital	205,737	199,206
Retained earnings	204,602	196,138
Unearned compensation	(687)	(818)
Accumulated other comprehensive loss	(411)	(538)
	409,437	394,181
Less: cost of 27,000 and 19,000 common shares held in treasury in 2004 and 2003, respectively	-	-
Total shareholders' equity	409,437	394,181
	$798,685	$777,743
See accompanying notes to condensed consolidated financial statements

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share date)
	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Net sales	$211,995	$161,532

Cost of sales	169,235	132,457

Gross profit	42,760	29,075

Selling, general and administrative expense	24,551	18,433

Income from operations	18,209	10,642

Other (income) expense:
Equity in partnerships' income	(540)	(71)
Interest expense	3,303	2,540
Total other expense	2,763	2,469

Income before taxes	15,446	8,173

Provision for income taxes	6,101	3,269

Net income	$9,345	$4,904

Net income per share - Basic	$.48	$.31

Weighted average shares outstanding-Basic	19,423	15,988

Net income per share - Diluted	$.48	$.30

Weighted average shares outstanding-Diluted	19,572	16,151

See accompanying notes to condensed consolidated financial statements

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$9,345	$4,904
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,959	5,295
Provision for deferred income taxes	1,113	773
Equity in partnerships' income	(540)	(71)
Distributions from partnerships	16	21
Unearned compensation, net of restricted stock forfeitures	7	78
Other noncash adjustments	(27)	89
Increase (decrease) in cash resulting from changes
in (net of acquisitions):
Accounts receivable	(31,264)	(9,722)
Inventories	(3,348)	(7,310)
Other current assets	(938)	(2,503)
Accounts payable and accrued expenses	9,926	(1,904)
Other assets	(397)	39

Net cash used in operating activities	(10,148)	(10,311)

Cash flows from investing activities
Acquisitions, net of cash acquired	(7,135)	-
Purchases of property, plant and equipment	(5,456)	(4,843)
Net proceeds from sale of property and equipment	296	225

Net cash used in investing activities	(12,295)	(4,618)

Cash flows from financing activities
Long-term debt reduction	(9,659)	(2,047)
Proceeds from long-term debt	2,656	18,312
Net proceeds from issuance of common stock	6,720	259
Payment of dividends	(869)	(640)

Net cash (used in) provided by financing activities	(1,152)	15,884

Net (decrease) increase in cash and cash equivalents	(23,595)	955

Cash and cash equivalents at beginning of year	29,019	3,662

Cash and cash equivalents at end of period	$5,424	$4,617
See accompanying notes to condensed consolidated financial statements

GIBRALTAR STEEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 2004 and 2003 have been prepared by Gibraltar Steel Corporation (the Company) without audit.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 have been included.

Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2003, as filed on Form 10-K.

Certain 2003 amounts have been reclassified to conform with 2004 presentation.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES

                        Inventories consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)
Raw material	$55,612	$53,737
Work-in process	21,738	21,033
Finished goods	35,183	32,761

Total inventories	$112,533	$107,531

3.  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

The changes in shareholders' equity and comprehensive income consist of (in thousands):

				Additional			Accumulated			Total
	Comprehensive	Common Stock		Paid-In	Retained	Unearned	Other Comprehensive	Treasury Stock		Shareholders'
	Income	Shares	Amount	Capital	Earnings	Compensation	Loss	Shares	Amount	Equity

Balance at December 31, 2003		19,255	$193	$199,206	$196,138	$(818)	$(538)	19	$-	$394,181

Comprehensive income:
Net income	$9,345	-	-	-	9,345	-	-	-	-	9,345
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $55	(163)	-	-	-	-	-	-	-	-	-
Minimum pension liability adjustment	-	-	-	-	-	-	-	-	-	-
Unrealized gain on interest rate swaps, net of tax of $184	290	-	-	-	-	-	-	-	-	-
Other comprehensive income	127	-	-	-	-	-	127	-	-	127
Total comprehensive income	$9,472

Issuance of stock associated with public offering		215	2	5,044	-	-	-	-	-	5,046
Stock options exercised		103	1	1,673	-	-	-	-	-	1,674
Cash dividends - $.045 per share		-	-	-	(881)	-	-	-	-	(881)
Earned portion of restricted stock		-	-	-	-	38	-	-	-	38
Forfeiture of restricted stock awards		(8)	-	(186)	-	93	-	8	-	(93)

Balance at March 31, 2004		19,565	$196	$205,737	$204,602	$(687)	$(411)	27	$-	$409,437

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follow (in thousands):

Foreign currency translation adjustment	Minimum pension liability adjustment	Unrealized gain/(loss) on interest rate swaps	Accumulated other comprehensive loss

Balance at December 31, 2003	$977	$(58)	$(1,457)	$(538)

Current period change	(163)	-	290	127

Balance at March 31, 2004	$814	$(58)	$(1,167)	$(411)

4.  NET INCOME PER SHARE

Basic net income per share equals net income divided by the weighted average shares outstanding for the three months ended March 31, 2004 and 2003.  The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the assumed proceeds of common stock equivalents.  Common stock equivalents relating to stock options and restricted stock awards of 149,074 and 162,979 are included in diluted shares for the three month periods ended March 31, 2004 and 2003, respectively.

At March 31, 2004, options to purchase 450,397 shares of the Company's common stock were outstanding and were exercisable at prices ranging from $10.00 to $22.50 per share.  Of this total,  404,785 options were vested and exercisable.  At March 31, 2004, all exercisable options had an exercise price below the $24.61 per share market price of the Company's common stock.

5.      ACQUISITIONS

On April 1, 2003, the Company acquired all of the outstanding stock of Construction Metals, Inc. (Construction Metals).  Construction Metals is headquartered in Ontario, California and is a manufacturer of a wide array of building and construction products that are sold to retail and wholesale customers throughout the western United States.  The acquisition of Construction Metals allowed the Company to strengthen its distribution network in the building products market.  The results of operations of Construction Metals have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of Construction Metals was approximately $29,185,000, which was comprised of approximately $11,685,000 in cash, including direct acquisition costs, and $17,500,000 of unsecured subordinated debt, payable to the former owners of Construction Metals.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant and equipment and identifiable intangible assets are supported by an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $830,000.  See Note 6 for further discussion.  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $19,201,000, none of which is deductible for tax purposes.  The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

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

On May 1, 2003, the Company acquired all of the outstanding stock of Air Vent Inc. (Air Vent).  Air Vent is headquartered in Dallas, Texas and is primarily engaged in the manufacture and distribution of a complete line of ventilation products and accessories.  The acquisition of Air Vent allowed the Company to strengthen its position in the building products market.  The results of operations of Air Vent have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of Air Vent was approximately $117,798,000, which was comprised of approximately $75,503,000 in cash, including direct acquisition costs, and $42,295,000 of unsecured subordinated debt, payable to the former owner of Air Vent.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment and identifiable intangible assets are supported by an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $1,400,000.  See Note 6 for further discussion.  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $103,104,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

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

On January 1, 2004, the Company acquired all of the outstanding stock of Renown Specialties Company Ltd. (Renown).  Renown is headquartered in Thornhill, Ontario and is a designer, manufacturer and distributor of construction hardware products in Canada. The acquisition of Renown served to broaden the Company's product lines and strengthen its existing position in the building products market. The results of operations of Renown have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of Renown was approximately $5,870,000 which was comprised solely of cash, including direct acquisition costs.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant and equipment and identifiable intangible assets are supported by an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of $35,000, trademarks / trade names with an aggregate fair market value of $100,000, and customer relationships with an aggregate fair market value of $80,000.  See Note 6for further discussion.

The excess consideration over such fair value was recorded as goodwill and aggregated approximately $3,201,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$1,504
Property, plant and equipment	950
Intangible assets	215
Goodwill	3,201
$5,870

The following unaudited pro forma financial information (in thousands, except for per share data) presents the combined results of operations as if the acquisitions had occurred on January 1, 2003.  The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects.  The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2003 and are not necessarily indicative of future results of the combined companies:

Three Months Ended March 31,
2003
(unaudited)

Net sales	$184,404

Net income	$5,724

Net income per share-Basic	$.36

Net income per share-Diluted	$.35

On February 16, 2004, the Company acquired the net assets of Covert Operations, Inc. (Covert), a manufacturer of epoxies and crack injection systems for concrete and masonry. The aggregate purchase consideration of Covert was approximately $1,265,000, net of direct acquisition costs. The acquisition of Covert resulted in approximately $569,000 in goodwill. The acquisition of Covert is not considered to be material to the Company's consolidated results of operations.

   6.      GOODWILL AND RELATED INTANGIBLE ASSETS

                     Goodwill

The changes in the approximate carrying amount of goodwill by reportable segment for the three months  ended March 31, 2004 is as follows (in thousands):

	Processed Steel Products Segment	Building Products Segment	Heat Treating Segment	Total

B Balance as of December 31, 2003	$ 19,347	$ 201,706	$ 46,104	$ 267,157
Goodwill acquired	32	3,728	-	3,760
Balance as of March 31, 2004	$ 19,379	$ 05,434	$ 46,104	$ 270,917

Goodwill subject to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142), has been tested for impairment (annual reassessment date as of October 31). The results of the latest annual reassessment determined that no goodwill impairments existed.

Intangible Assets

At March 31, 2004, intangible assets related to the Company's acquisitions are included as part of the total other assets on the Company's condensed consolidated balance sheet and are included in the total assets of the Company's Building Products segment.  Intangible assets at March 31, 2004 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Trademark / Trade Name	$120	$13	2 to 5 years
Unpatented Technology	175	2	15 years
Customer Relationships	80	4	5 years
Non-Competition Agreements	2,365	299	5 to 10 years
Balance as of March 31,	$2,740	$318

Intangible asset amortization expense for the three month periods ended March 31, 2004 and 2003 aggregated approximately $101,000 and $0, respectively.

Amortization expense related to intangible assets for the remainder of fiscal 2004 and the next five years thereafter is as follows:

Year Ended December 31,
2004	$311,000
2005	$415,000
2006	$365,000
2007	$365,000
2008	$240,000
2009	$154,000

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

(ii)   Building products, which primarily includes the processing of sheet steel, aluminum and other materials to produce a wide variety of building and construction products.

(iii)   Heat treating, which includes a wide range of metallurgical heat treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance.

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)

Net sales
Processed steel products	$77,166	$71,203
Building products	109,323	68,295
Heat treating	25,506	22,034
	$211,995	$161,532

Income (loss) from operations
Processed steel products	$8,027	$8,282
Building products	10,791	2,530
Heat treating	3,948	2,963
Corporate	(4,557)	(3,133)
	$18,209	$10,642

Depreciation and amortization
Processed steel products	$1,440	$1,464
Building products	2,447	1,936
Heat treating	1,726	1,592
Corporate	346	303
	$5,959	$5,295

Capital expenditures
Processed steel products	$1,199	$1,107
Building products	2,448	1,646
Heat treating	1,359	1,855
Corporate	450	235
	$5,456	$4,843

	March 31, 2004	December 31, 2003
Total identifiable assets	(unaudited)	(audited)
Processed steel products	$171,485	$161,334
Building products	436,765	406,792
Heat treating	144,632	142,575
Sub-total	752,882	710,701
Corporate	45,803	67,042
	$798,685	$777,743

8.      BORROWINGS UNDER REVOLVING CREDIT FACILITY

 The aggregate borrowing limit under the Company's revolving credit facility is $290,000,000.  At March 31, 2004, the Company had $170,000,000 in availability under the revolving credit facility.

9.      RELATED PARTY TRANSACTIONS

 In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes payable each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes are payable to the two former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of $2,917,000 per note, beginning on April 1, 2004, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  At March 31, 2004, the current portion of these notes aggregated approximately $5,834,000.
Accrued interest and interest expense related to these notes payable was approximately $213,000 as of and for the three months ended March 31, 2004.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties.  These operating leases are considered to be related party in nature.  Rental expense associated with these related party operating leases aggregated approximately $266,000 for the three months ended March 31, 2004.

10.   STOCK OPTIONS

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure which amends SFAS 123, Accounting for Stock-Based Compensation.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As allowed by SFAS 123, the Company follows the disclosure requirements of SFAS 123 and SFAS 148, but continues to account for its stock options using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25).  Accordingly, no compensation cost has been recognized for the stock option plans, as stock price options granted under these plans have an exercise price equal to 100% of the underlying stock price on the date of grant.

The following table illustrates the pro forma effect on net income and net income per share, had the Company used the Black-Scholes option pricing model to calculate the fair value of stock based employee compensation pursuant to the provisions of SFAS 123 and SFAS 148 (in thousands, except per share data):

Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)

Net income as reported	$9,345	$4,904

Add: Compensation expense reorganized in net income	38	78

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(123)	(163)

Pro forma net income	$9,260	$4,819

Net income per share:
Basic - as reported	$.48	$.31
Basic - pro forma	$.48	$.30

Diluted - as reported	$.48	$.30
Diluted - pro forma	$.47	$.30

11.  NET PERIODIC BENEFIT COSTS

The following table presents the components of net periodic pension and other postretirement benefit costs charged to expense for the three months ended March 31 (in thousands):

Pension Benefit	Other Post Retirement Benefits
	2004	2003	2004	2003

Service cost	$43	$39	$29	$25
Interest cost	27	26	51	48
Amortization of unrecognized prior service cost	-	-	(4)	(4)
Loss amortization	-	1	25	22
Net periodic benefit costs	$70	$66	$101	$91

12.  COMMON STOCK OFFERING OVER-ALLOTMENT

In connection with the Company's December 2003 common stock offering, the Company granted the underwriters an option to purchase additional shares of common stock to cover over-allotments.  In January 2004, the underwriters exercised this option and purchased an additional 214,625 shares of the Company's common stock at a price of $24.75 per share.  Net proceeds to the Company associated with the purchase of these additional shares aggregated approximately $5,000,000, and was used to reduce outstanding debt.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Executive Summary

The condensed consolidated financial statements present the financial condition of the Company as of March 31, 2004 and December 31, 2003, and the condensed consolidated results of operations and cash flows of the Company for three months ended March 31, 2004 and 2003.

The Company is organized into three reportable segments - Processed Steel Products, Building Products and Heat Treating.  The Company also held equity positions in two joint ventures as of March 31, 2004.

The Processed Steel Products segment produces a wide variety of cold-rolled strip steel products, coated sheet steel products and strapping products.  This segment primarily serves the automotive industry's leaders, such as General Motors, Ford, Chrysler and Honda.  This segment also serves the automotive supply and commercial and residential metal building industry, as well as the power and hand tool and hardware industries.

The Building Products segment processes primarily sheet steel, aluminum and other materials to produce a wide variety of building and construction products. This segment's products are sold to major retail home centers, such as The Home Depot, Lowe's, Menards and Wal-Mart.  In January 2004, the Company acquired Renown Specialties Company Ltd. (Renown), a manufacturer and distributor of construction hardware products in Canada. The acquisition of Renown served to broaden the Company's product lines and strengthen its existing position in the building products market.

The Heat Treating segment provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required. This segment services such customers as General Motors, Ford, Eaton Corporation, Dana Corporation and International Truck.

The following table sets forth the Company's net sales by reportable segment for the three months ending March 31 (in thousands):

	2004	2003

Net sales
Processed Steel Products	$77,166	$71,203
Building Products	109,323	68,295
Heat Treating	25,506	22,034
Total consolidated net sales	$211,995	$161,532

Results of Operations

Consolidated

Net sales increased by approximately $50.5 million, or 31.2% to $212.0 million for the quarter ended March 31, 2004, from net sales of $161.5 million for the quarter ended March 31, 2003. The increase in net sales was primarily due to the addition of net sales of Construction Metals (acquired April 1, 2003), Air Vent (acquired May 1, 2003), and Renown (acquired January 1, 2004), which contributed approximately $33.2 million in additional net sales for the current quarter. The remaining increase in net sales for the quarter ended March 31, 2004 was the result of both volume and selling price increases. Due to an increase in global demand for steel, especially in China, steel producers are experiencing a shortage of steel scrap and coke, two key materials used in the manufacture of steel. The shortage of these raw materials has resulted in significant increases in both steel demand and steel pricing. The increase in steel demand along with an increase in the Company's sales and market penetration, which was the result of new and innovative product offerings, as well as enhancements in supply solutions for the Company's customers, had the greatest impact in driving up sales volumes during the current quarter. In addition to volume increases, net sales dollars during the quarter were also favorably impacted by the Company's ability to pass on a portion of the recent raw material cost increases and steel surcharges to its customers in the form of higher selling prices.

Gross profit as a percentage of net sales increased to 20.2% for the quarter ended March 31, 2004, from 18.0% for the quarter ended March 31, 2003. The increase in gross profit percentage was primarily the result of higher gross profit percentages at Construction Metals and Air Vent as compared to the historical gross profit percentages of the Company. The improvement in gross profit percentages for the three months ended March 31, 2004 was further impacted by reductions in salaries and employee costs, transportation expenses and supplies costs as a percentage of net sales, as compared to the same period in the prior year.  The current quarter improvements in gross profit percentages were offset by increases in material costs as a percentage of net sales, as not all increases in raw material costs could be passed on directly to the Company's customers in the form of higher selling prices.

Selling, general and administrative expenses increased by approximately $6.1 million, or 33.2%, to $24.6 million for the quarter ended March 31, 2004, from selling, general and administrative expenses of $18.4 million for the quarter ended March 31, 2003. The dollar-for-dollar increase in selling, general and administrative expenses was due primarily to the addition of costs from the 2003 acquisitions, which accounted for approximately $4.9 million of the $6.1 million increase in selling, general and administrative expenses for the current quarter. Selling, general and administrative expenses as a percentage of net sales of 11.6% for the quarter ended March 31, 2004 was comparable to selling, general and administrative expenses as a percentage of net sales of 11.4% for the quarter ended March 31, 2003.

As a result of the above, income from operations as a percentage of net sales for the quarter ended March 31, 2004 increased to 8.6% from 6.6% for the prior years' comparable period.

Interest expense increased by approximately $800,000 to $3.3 million for the quarter ended March 31, 2004, from interest expense of $2.5 million for the quarter ended March 31, 2003. The increase in interest expense during the current quarter was due primarily to higher average debt balances due to the 2003 and 2004 acquisitions versus that of the prior years' comparable quarter.

As a result of the above, income before taxes increased by approximately $7.3 million, or 89.0%, to $15.4 million for the quarter ended March 31, 2004, from income before taxes of $8.2 million for the quarter ended March 31, 2003.

Income taxes for the quarter ended March 31, 2004 approximated $6.1 million and were based on a 39.5% effective tax rate, compared to a 40.0% effective tax rate for the same period in 2003.

The following provides further information by segment:

                      Processed Steel Products

Net sales increased by approximately $6.0 million, or 8.4%, to $77.2 million for the quarter ended March 31, 2004, from net sales of $71.2 million for the quarter ended March 31, 2003. The increase in net sales was primarily a function of both higher sales volumes, especially in the Company's coated steel and painted products, as well as increases in selling price due to the recent rise in steel prices.

Income from operations as a percentage of net sales decreased to 10.4% of net sales for the quarter ended March 31, 2004 from 11.6% for the prior year's comparable period. The decrease in operating margin percentage was due primarily to increases in material costs as a percentage of net sales, as not all increases in material costs could be fully be passed on to customers in the form of higher selling prices, as well as increases in utility costs as a percentage of net sales. The decreases in operating margin percentage were partially offset by decreases in salaries and employee costs and supplies cost as a percentage of net sales.

                      Building Products

Net sales increased by approximately $41.0 million, or 60.1%, to $109.3 million for the quarter ended March 31, 2004, from net sales of $68.3 million for the quarter ended March 31, 2003. The increase in net sales was due primarily to the addition of net sales of Construction Metals (acquired April 1, 2003), Air Vent (acquired May 1, 2003), and Renown (acquired January 1, 2004) which contributed approximately $33.2 million in net sales for the three months ended March 31, 2004. The remaining increase in net sales was the result of both volume and selling price increases. The increase in sales volume was due primarily to improved market and sales penetration, which was the result of new and innovative product offerings, as well as improved supply solutions for customers. The increase in selling prices for the current quarter were the result of the Company's ability to pass on a portion of raw material cost increases to their customers in the form of higher selling prices.

Income from operations as a percentage of net sales increased to 9.9% for the quarter ended March 31, 2004 from 3.7% for the prior year's comparable period. The increase in operating margin percentage was due primarily to higher income from operations as a result of the Construction Metals and Air Vent acquisitions, as well as reductions in salaries and employee costs and transportation expenses as a percentage of net sales. The increase in operating margin percentage was partially offset by increases during the quarter in material costs and advertising and promotional costs as a percentage of net sales.

Heat Treating

Net sales increased by approximately $3.5 million, or 15.8%, to $25.5 million for the quarter ended March 31, 2004, from net sales of $22.0 million for the quarter ended March 31, 2003. The increase in net sales was due primarily to improvements in the overall general economy, as well as increased volume at the Company's brazing operation.

Income from operations as a percentage of net sales increased to 15.5% for the quarter ended March 31, 2004 from 13.4% for the prior year's comparable period. The increase in operating margin percentage was due primarily to reductions in salaries and employee costs, depreciation and repairs and maintenance expense, and supplies costs as a percentage of net sales during the current quarter. The increase in operating margin percentage was partially offset by increases in utility costs as percentage of net sales.

Outlook

The outlook for the quarter ended June 30, 2004 is favorable in comparison to the quarter ended June 30, 2003. The second quarter is historically one of the seasonally strongest periods of the Company's fiscal cycle. The Company believes it is positioned to benefit from many of its internal growth initiatives and cost reduction programs, as well as the many operational improvements recently put in place. In addition, the economy appears to be gaining momentum and the outlook for both the automotive and housing markets appears strong.

To date, the Company has been successful in managing material cost increases through corresponding increases in selling prices.  However, the Company cannot assure that if material costs and related cost pressures continue, it will be able to pass these increases along to its customers.

In 2004, the Company will realize a full years worth of sales and earnings from the 2003 acquisitions of Construction Metals and Air Vent. In addition, the Company is continuously evaluating numerous acquisition opportunities, and the Company's recent stock offering provides it with the increased resources and financial flexibility to capitalize on such opportunities.

                     Liquidity and Capital Resources

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

The Company's shareholders' equity increased by approximately $15.3 million or 3.9%, to $409.4 million, at March 31, 2004.  This increase in shareholder's equity was primarily due to the net income of $9.3 million, the receipt of $5.0 million in net proceeds from the issuance of common stock, as well as proceeds of $1.7 million from the exercise of stock options, partially offset by the declaration of approximately $.9 million in shareholder dividends.

During the first quarter of 2004, the Company's working capital (inclusive of the impact of working capital acquired from the 2004 acquisitions), increased by approximately $6.5 million, or 4.3%, to approximately $157.2 million. This increase in working capital was primarily the result of increases in accounts receivable and inventory levels of $32.7 million and $5.0 million, respectively. These increases in working capital were offset by increases in accounts payable and accrued expenses which aggregated $10.7 million and reductions in cash and cash equivalents of approximately $23.6 million. The reduction in cash and cash equivalents from $29.0 million at December 31, 2003, to $5.4 million at March 31, 2004, was primarily the result of the Company using cash proceeds from the recent common stock offering to pay down existing debt.

On January 1, 2004, the Company purchased all of the outstanding capital stock of Renown Specialties Company Ltd.  The Company paid approximately $5.9 million in cash for the acquisition, which included direct acquisition costs. On February 16, 2004, the Company acquired the net assets of Covert Operations, Inc.  The Company paid approximately $1.3 million in cash for the acquisition, which included direct acquisition costs.

Net cash used in operating activities for the three months ended March 31, 2004 was approximately $10.1 million and primarily represents net income plus non-cash charges for depreciation and amortization and changes in working capital positions, excluding the working capital acquired as a result of the current quarter acquisition activities  Net cash used in operating activities for the three months ended March 31, 2004 was primarily the result of net income of $9.3 million combined with depreciation and amortization of $6.0 million, the provision for deferred income taxes of $1.1 million, increases in accounts payable and accrued expenses of $9.9 million, offset by an increase in accounts receivable and inventories of $31.3 million and $3.3 million, respectively.

The net proceeds of $5.0 million from the issuance of common stock plus cash on hand at the beginning of the period and cash generated from the proceeds of long term debt of $2.7 million and cash generated by the exercise of stock options of $1.7 million, were used to pay down $9.6 million of the Company's long-term debt, to fund current operations, acquisitions of $7.1 million (net of cash acquired), capital expenditures of $5.5 million and pay cash dividends of $900,000.

The Company's revolving credit facility, which expires in June 2007, provides for an aggregate borrowing limit of up to $290.0 million.  Additionally, the revolving credit facility contains a $10.0 million expansion feature at the Company's option, subject to approval by participating financial institutions. Borrowings thereunder are secured with the Company's accounts receivable, inventories and personal property and equipment. At March 31, 2004, the Company had used approximately $120.0 million of the revolving credit facility, resulting in $170.0 million in availability.  At March 31, 2004, the Company had interest rate swap agreements outstanding which effectively converted $50.0 million of borrowings under its revolving credit agreement to fixed interest rates ranging from 7.22% to 7.93%.  Additional borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate.  At March 31, 2004, additional borrowings under the revolving credit facility aggregated approximately $70.0 million.  The weighted average interest rate of these additional borrowings was 2.93% at March 31, 2004.

The Company's revolving credit facility contains various debt covenants.  At March 31, 2004 the Company was in compliance with all covenants.

In 2002, the Company entered into a $50.0 million private placement of debt with The Prudential Insurance Company of America, which consists of a $25.0 million senior secured note bearing interest at 7.35% annually, due on July 3, 2007 and a $25.0 million senior subordinated note, bearing interest at 8.98% annually, due on January 3, 2008.  At March 31, 2004, the total principal balance of the private placement debt aggregated $50.0 million, none of which is due within the current fiscal year.

In January 2004, the underwriters of the Company's December 2003 common stock offering exercised their over-allotment option, and purchased an additional 214,625 shares of the Company's common stock at $24.75 per share.  Net proceeds to the Company from the purchase of these additional shares were approximately $5.0 million and were used to further reduce the Company's outstanding debt.

For the second quarter and remainder of 2004, the Company is focused on maximizing positive cash flow and working capital management. The Company is currently examining ways to optimize its existing capital structure, particularly the debt component, in light of the Company's long-term growth and acquisition initiatives. The Company is looking to put in place a capital structure which provides the Company with the capability to engage in larger and potentially more complex acquisitions, while still providing the flexibility to run the day-to-day operations of the business. Additionally, the Company broadly estimates the cost of Sarbanes-Oxley compliance will range between $.5 million and $1.0 million for the upcoming year ending December 31, 2004. As of March 31, 2004, the Company believes that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.

The Company regularly considers various strategic business opportunities including acquisitions. The Company evaluates such potential acquisitions on the basis of their ability to enhance the Company's existing products, operations, or capabilities, as well as provide access to new products, markets and customers. Although no assurances can be given that any acquisition will be consummated, the Company may finance such acquisitions through a number of sources including internally available cash resources, new debt financing, the issuance of equity securities or any combination of the above.

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

A summary of the Company's significant accounting policies are described in Note 1 of the Company's consolidated financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2003, as filed on Form 10-K.

The Company's most critical accounting policies include: valuation of accounts receivable, which impacts selling general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; and the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets.  Management reviews the estimates, including, but not limited to, the allowance for doubtful accounts and inventory reserves on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations.  The reviews are performed regularly and adjustments are made as required by current available information.  Management believes these estimates are reasonable, but actual results could differ from these estimates.

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

Long-lived assets with estimable useful lives are depreciated to their residual values over those useful lives in proportion to the economic value consumed.  Long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and exceeds its fair market value.  This circumstance exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by discounted cash flow method or in the case of negative cash flow, an independent market appraisal of the asset.

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

The projection of future cash flows for the goodwill impairment analysis requires significant judgments and estimates with respect to future revenues related to the reporting units and the future cash outlays related to those revenues.  Actual revenues and related cash flows, changes in anticipated revenues and related cash flows or use of different assumptions could result in changes in this assessment.

Related Party Transactions

In connection with the acquisition of Construction Metals in April 2003, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes are payable to the former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of approximately $2.9 million per note, beginning on April 1, 2004, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  Accrued interest and interest expense related to these notes payable was approximately $213,000 as of and for the three months ended March 31, 2004.  At March 31, 2004, the current portion of these notes payable aggregated approximately $5.8 million.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties.  Rental expense associated with these related party operating leases aggregated approximately $266,000 for the three months ended March 31, 2004.

Forward-Looking Information - Safe Harbor Statement

Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company's business, and management's beliefs about future operating results and financial position. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions.  Statements by the Company, other than historical information, constitute "forward looking statements" as defined within the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements. Factors that could affect these statements include, but are not limited to, the following: the impact of changing steel prices on the Company's results of operations; changes in raw material pricing and availability; changing demand for the Company's products and services; and changes in interest or tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability.  In addition, the Company is exposed to market risk, primarily related to its long-term debt.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company's exposure to market risk since December 31, 2003.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report. The Company's Chief Executive Officer and Chairman of the Board, President, and Executive Vice President, Chief Financial Officer, and Treasurer evaluated the effectiveness of the Company's disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company's Chief Executive Officer and Chairman of the Board, President, Executive Vice President, Chief Financial Officer, and Treasurer, have concluded that the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

          Not applicable.

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

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

Item 6. Exhibits and Reports on Form 8-K.

          6(a)  Exhibits

a.        Exhibit 31.1 - Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.        Exhibit 31.2 - Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.        Exhibit 31.3 - Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

f.         Exhibit 32.3 - Certification of the Executive Vice President, Chief Financial Officer, and Treasurer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

6(b)   Reports on Form 8-K.  The Company filed the following reports on Form 8-K during the three month period ended March 31, 2004:

a.   The Company furnished a report on Form 8-K on February 4, 2004, that included the Company's press release dated February 3, 2004 reporting the Company's results of operations for the fourth quarter and year ended December 31, 2003.

b.   The Company furnished a report on Form 8-K on March 22, 2004, that included the Company's press release dated March 22, 2004, announcing that David W. Kay was named Executive Vice President, Chief Financial Officer, and Treasurer of the Company effective April 1, 2004 and that John E. Flint, Chief Financial Officer, accepted a new position at the Company of Senior Vice President, Controller, and Secretary.

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

                                                                         (Registrant)

/s/ Brian J. Lipke
Brian J. Lipke
Chief Executive Officer and Chairman of the Board

/s/ Henning Kornbrekke
Henning Kornbrekke
President

/s/ David W. Kay
David W. Kay
Executive Vice President, Chief Financial Officer,
and Treasurer

Date:  May 6, 2004