Form 10-Q
period 2004-06-30
GIBRALTAR STEEL CORP
filed 2004-08-09
CIK 912562

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

          (Mark one)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

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

As of June 30, 2004, the number of common shares outstanding was: 19,624,200.

GIBRALTAR STEEL CORPORATION

INDEX

		PAGE NUMBER
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Income For the Three and Six Months Ended June 30, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25-27

PART I FINANCIAL INFORMATION Item 1. Financial Statements GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, December 31,
	2004	2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,297	$29,019
Accounts receivable, net	162,863	102,591
Inventories	141,233	107,531
Other current assets	11,204	10,309
Total current assets	325,597	249,450

Property, plant and equipment, net	265,978	250,029
Goodwill	280,853	267,157
Investments in partnerships	6,643	5,044
Other assets	5,924	6,063
	$884,995	$777,743

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$76,065	$49,879
Accrued expenses	42,948	29,029
Current maturities of long-term debt	19,192	19,848
Total current liabilities	138,205	98,756

Long-term debt	255,711	222,402
Deferred income taxes	59,992	55,982
Other non-current liabilities	5,553	6,422
Shareholders' equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value; authorized 50,000,000 shares; issued 19,651,200 and 19,274,069 shares in 2004 and 2003, respectively	196	193
Additional paid-in capital	207,053	199,206
Retained earnings	219,063	196,138
Unearned compensation	(648)	(818)
Accumulated other comprehensive loss	(130)	(538)
	425,534	394,181
Less: cost of 27,000 and 19,000 common shares held in treasury in 2004 and 2003, respectively	-	-
Total shareholders' equity	425,534	394,181
	$884,995	$777,743
See accompanying notes to condensed consolidated financial statements

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share date)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$257,485	$203,406	$469,480	$364,938

Cost of sales	199,183	162,902	368,418	295,359

Gross profit	58,302	40,504	101,062	69,579

Selling, general and administrative expense	30,721	23,185	55,272	41,618

Income from operations	27,581	17,319	45,790	27,961

Other (income) expense:
Equity in partnerships' income	(1,186)	(137)	(1,726)	(208)
Interest expense	3,239	3,704	6,542	6,244
Total other expense	2,053	3,567	4,816	6,036

Income before taxes	25,528	13,752	40,974	21,925

Provision for income taxes	10,084	5,501	16,185	8,770

Net income	$15,444	$8,251	$24,789	$13,155

Net income per share - Basic	$.79	$.52	$1.27	$.83

Weighted average shares outstanding - Basic	19,539	15,938	19,485	15,925

Net income per share - Diluted	$.78	$.51	$1.26	$.82

Weighted average shares outstanding - Diluted	19,703	16,103	19,641	16,086

See accompanying notes to condensed consolidated financial statements

GIBRALTAR STEEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended June 30
	2004	2003
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$24,789	$13,155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,001	10,957
Provision for deferred income taxes	2,245	1,402
Equity in partnerships' income	(1,726)	(208)
Distributions from partnerships	846	411
Unearned compensation, net of restricted stock forfeitures	69	194
Other noncash adjustments	48	110
Increase (decrease) in cash resulting from changes
in (net of acquisitions):
Accounts receivable	(47,036)	(23,699)
Inventories	(25,393)	(441)
Other current assets	619	(2,392)
Accounts payable and accrued expenses	36,167	10,468
Other assets	(997)	(263)

Net cash provided by operating activities	1,632	9,694

Cash flows from investing activities
Acquisitions, net of cash acquired	(48,600)	(83,580)
Purchases of property, plant and equipment	(10,261)	(10,169)
Net proceeds from sale of property and equipment	316	265

Net cash used in investing activities	(58,545)	(93,484)

Cash flows from financing activities
Long-term debt reduction	(25,506)	(25,924)
Proceeds from long-term debt	57,680	115,464
Payment of dividends	(1,751)	(1,281)
Net proceeds from issuance of common stock	7,768	317

Net cash provided by financing activities	38,191	88,576

Net (decrease) increase in cash and cash equivalents	(18,722)	4,786

Cash and cash equivalents at beginning of year	29,019	3,662

Cash and cash equivalents at end of period	$10,297	$8,448
See accompanying notes to condensed consolidated financial statements

GIBRALTAR STEEL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 2004 and 2003 have been prepared by Gibraltar Steel Corporation (the Company) without audit.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 have been included.

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

The results of operations for the three and six month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
	(unaudited)	(audited)
Raw material	$67,600	$53,737
Work-in process	23,640	21,033
Finished goods	49,993	32,761

Total inventories	$141,233	$107,531

3.  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

The changes in shareholders' equity and comprehensive income consist of (in thousands):

	Comprehensive	Common Stock		Additional Paid-In	Retained	Unearned	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Income	Shares	Amount	Capital	Earnings	Compensation	Loss	Shares	Amount	Equity

Balance at December 31, 2003		19,255	$193	$199,206	$196,138	$(818)	$(538)	19	$-	$394,181

Comprehensive income:
Net income	$24,789	-	-	-	24,789	-	-	-	-	24,789
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $121	(356)	-	-	-	-	-	-	-	-	-
Minimum pension liability adjustment	-	-	-	-	-	-	-	-	-	-
Unrealized gain on interest rate swaps, net of tax of $488	764	-	-	-	-	-	-	-	-	-
Other comprehensive income	408	-	-	-	-	-	408	-	-	408
Total comprehensive income	$25,197

Issuance of stock associated with public Offering		215	2	5,044	-	-	-	-	-	5,046
Stock options exercised		162	1	2,721	-	-	-	-	-	2,722
Tax benefit from exercise of stock options		-	-	268	-	-	-	-	-	268
Cash dividends - $.095 per share		-	-	-	(1,864)	-	-	-	-	(1,864)
Earned portion of restricted stock		-	-	-	-	77	-	-	-	77
Forfeiture of restricted stock awards		(8)	-	(186)	-	93	-	8	-	(93)

Balance at June 30, 2004		19,624	$196	$207,053	$219,063	$(648)	$(130)	27	$-	$425,534

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

Foreign currency translation adjustment	Minimum pension liability adjustment	Unrealized gain/(loss) on interest rate swaps	Accumulated other comprehensive loss

Balance at December 31, 2003	$977	$(58)	$(1,457)	$(538)
Current period change	(356)	-	764	408
Balance at June 30, 2004	$621	$(58)	$(693)	$(130)

                           Total comprehensive income for the three and six months ended June 30, 2004, was $9,472,000 and $25,197,000, respectively and for the three and six months ended June 30, 2003, was $5,769,000 and $14,558,000, respectively.

4.  NET INCOME PER SHARE

Basic net income per share equals net income divided by the weighted average shares outstanding for the six months ended June 30, 2004 and 2003.  The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the assumed proceeds of common stock equivalents.  Common stock equivalents relating to stock options and restricted stock awards of 163,895 and 165,187 for the three months ended June 30, 2004 and 2003, respectively, and 156,485 and 160,656 for the six months ended June 30, 2004 and 2003, respectively, are included in diluted shares.

At June 30, 2004, options to purchase 343,256 shares of the Company's common stock were outstanding and were exercisable at prices ranging from $10.00 to $21.75 per share. Of this total, 297,768 options were vested and exercisable.  At June 30, 2004, all exercisable options had an exercise price below the $32.82 per share market price of the Company's common stock.  At June 30, 2003, 762,936 options were vested and exercisable, of which 561,761 had an exercise price below the $20.56 per share market price of the Company's common stock.

5.      ACQUISITIONS

On April 1, 2003, the Company acquired all of the outstanding stock of Construction Metals, Inc. (Construction Metals).  Construction Metals is headquartered in Ontario, California and is a manufacturer of a wide array of building and construction products that are sold to retail and wholesale customers throughout the western United States.  The acquisition of Construction Metals allowed the Company to strengthen its distribution network in the building products market.  The results of operations of Construction Metals (included in the Company's Building Products segment) have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of Construction Metals was approximately $29,185,000, which was comprised of approximately $11,685,000 in cash, including direct acquisition costs, and $17,500,000 of unsecured subordinated debt, payable to the former owners of Construction Metals.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant and equipment and identifiable intangible assets are supported by an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $830,000.  See Note 6 for further discussion.  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $19,546,000, none of which is deductible for tax purposes.  The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$3,485
Property, plant and equipment	5,669
Intangible assets	830
Goodwill	19,546
$29,530

As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company may be required to pay additional consideration if certain net sales levels as defined in the purchase agreement are achieved during the period from acquisition up to March 31, 2006.  During the second quarter of 2004 a payment of $345,000 was made pursuant to the additional consideration.

On May 1, 2003, the Company acquired all of the outstanding stock of Air Vent Inc. (Air Vent).  Air Vent is headquartered in Dallas, Texas and is primarily engaged in the manufacture and distribution of a complete line of ventilation products and accessories.  The acquisition of Air Vent allowed the Company to strengthen its position in the building products market.  The results of operations of Air Vent (included in the Company's Building Products segment) have been included in the Company's consolidated financial statements since the date of acquisition.

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
$117,798

The Company and the former owner of Air Vent have made a joint election under Internal Revenue Code (IRC) Section 338(h)(10) which allows the Company to treat the stock purchase as an asset purchase for tax purposes.  As a result of the 338(h)(10) election, goodwill in the amount of $103,104,000 is fully deductible for tax purposes.

On January 1, 2004, the Company acquired all of the outstanding stock of Renown Specialties Company Ltd. (Renown).  Renown is headquartered in Thornhill, Ontario and is a designer, manufacturer and distributor of construction hardware products in Canada. The acquisition of Renown served to broaden the Company's product lines and strengthen its existing position in the building products market. The results of operations of Renown (included in the Company's Building Products segment) have been included in the Company's consolidated financial statements since the date of acquisition.

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
$5,870

On June 1, 2004, the Company acquired the net assets of SCM Metal Products, Inc. (SCM).  SCM is headquartered in Research Triangle Park, North Carolina and manufactures, markets and distributes non-ferrous metal powder products to customers in a number of different industries, including the automotive, aerospace, electronics and consumer products industries.  The results of operations of SCM (included in the Company's Heat Treating segment) have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of SCM was approximately $41,703,000 in cash and acquisition costs.  The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values.  A final valuation is expected to be completed in the third quarter of 2004.  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $9,494,000, which is fully deductible for tax purposes.  The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$15,368
Property, plant and equipment	16,841
Intangible assets	-
Goodwill	9,494
$41,703

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

Six Months Ended
	June 30, 2004 (unaudited)	June 30, 2003 (unaudited)

Net sales	$494,810	$418,628

Net income	$26,485	$15,508

Net income per share - Basic	$1.36	$.97

Net income per share - Diluted	$1.35	$.96

On February 16, 2004, the Company acquired the net assets of Covert Operations, Inc. (Covert), a manufacturer of epoxies and crack injection systems for concrete and masonry. The aggregate purchase consideration of Covert was approximately $1,265,000, including direct acquisition costs. The acquisition of Covert resulted in approximately $569,000 in goodwill, which is fully deductible for tax purposes.  The acquisition of Covert is not considered to be material to the Company's consolidated results of operations.

6.      GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the approximate carrying amount of goodwill by reportable segment for the six months ended June 30, 2004 is as follows (in thousands):

	Processed Steel Products Segment	Building Products Segment	Heat Treating Segment	Total

B Balance as of December 31, 2003	$ 19,347	$ 201,706	$ 46,104	$ 267,157
Goodwill acquired	32	4,170	9,494	13,696
Balance as of June 30, 2004	$ 19,379	$ 205,876	$ 55,598	$ 280,853

Goodwill subject to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142), has been tested for impairment (annual reassessment date as of October 31). The results of the latest annual reassessment determined that no goodwill impairments existed.

Intangible Assets

At June 30, 2004, intangible assets related to the Company's acquisitions are included as part of the total other assets on the Company's condensed consolidated balance sheet and are included in the total assets of the Company's Building Products segment.  Intangible assets at June 30, 2004 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Trademark / Trade Name	$120	$30	2 to 5 years
Unpatented Technology	175	5	15 years
Customer Relationships	80	11	5 years
Non-Competition Agreements	2,365	384	5 to 10 years
Balance as of June 30, 2004	$2,740	$430

Intangible asset amortization expense for the six month periods ended June 30, 2004 and 2003 aggregated approximately $212,000 and $65,000, respectively.

Amortization expense related to intangible assets for the remainder of fiscal 2004 and the next five years thereafter is as follows:

Year Ended December 31,
2004	$207,000
2005	$415,000
2006	$365,000
2007	$365,000
2008	$240,000
2009	$154,000

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

(iii)   Heat treating, which includes a wide range of metallurgical heat treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance and the manufacture of non-ferrous metal powder products, some of which are used by other operations of the Company.

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Processed steel products	$89,280	$69,510	$166,446	$140,713
Building products	136,734	111,984	246,057	180,279
Heat treating	31,471	21,912	56,977	43,946
	$257,485	$203,406	$469,480	$364,938

Income (loss) from operations
Processed steel products	$10,449	$6,304	$18,476	$14,586
Building products	20,243	13,460	31,034	15,990
Heat treating	4,829	2,320	8,777	5,283
Corporate	(7,940)	(4,765)	(12,497)	(7,898)
	$27,581	$17,319	$45,790	$27,961

Depreciation and amortization
Processed steel products	$1,377	$1,410	$2,817	$2,874
Building products	2,497	2,266	4,944	4,202
Heat treating	1,839	1,621	3,565	3,213
Corporate	329	365	675	668
	$6,042	$5,662	$12,001	$10,957

Capital expenditures
Processed steel products	$1,176	$1,231	$2,375	$2,338
Building products	2,706	1,808	5,154	3,454
Heat treating	643	2,186	2,002	4,041
Corporate	280	101	730	336
	$4,805	$5,326	$10,261	$10,169

			June 30, 2004	December 31, 2003
Total identifiable assets			(unaudited)	(audited)
Processed steel products			$181,804	$161,334
Building products			458,536	406,792
Heat treating			192,245	142,575
Sub-total			832,585	710,701
Corporate			52,410	67,042
			$884,995	$777,743

8.   BORROWINGS UNDER REVOLVING CREDIT FACILITY

The aggregate borrowing limit under the Company's revolving credit facility is $290,000,000.  At June 30, 2004, the Company had $140,000,000 in availability under the revolving credit facility.

9.       NEW DEBT

In June 2004, the Company entered into a $75.0 million private placement of debt with The Prudential Insurance Company of America.  This senior secured note bears interest at 5.75% annually and has a seven year term.  The Company drew down $25.0 million at the inception of the note which was outstanding at June 30, 2004, and will draw down the remaining $50.0 million at specified dates and amounts which coincide with the expiration of the interest rate swap agreements currently outstanding under the Company's existing revolving credit facility.  The initial $25.0 million borrowing under this note was used to pay down a portion of the existing revolving credit facility.

10.     RELATED PARTY TRANSACTIONS

In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes payable each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes are payable to the two former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of $2,917,000 per note, beginning on April 1, 2004, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  At June 30, 2004, the current portion of these notes aggregated approximately $5,834,000.

Accrued interest and interest expense related to these notes payable was approximately $145,000 as of June 30, 2004 and $359,000 for the six months ended June 30, 2004.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties.  These operating leases are considered to be related party in nature.  Rental expense associated with these related party operating leases aggregated approximately $552,000 for the six months ended June 30, 2004.

11.   STOCK OPTIONS

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

The following table illustrates the pro forma effect on net income and net income per share, had the Company used the Black-Scholes option pricing model to calculate the fair value of stock based employee compensation pursuant to the provisions of SFAS 123 and SFAS 148 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income as reported	$15,444	$8,251	$24,789	$13,155
Add: Compensation expense reorganized in net income	39	78	77	156

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(145)	(181)	(268)	(344)

Pro forma net income	$15,338	$8,148	$24,598	$12,967

Net income per share:
Basic - as reported	$.79	$.52	$1.27	$.83
Basic - pro forma	$.78	$.51	$1.26	$.81

Diluted - as reported	$.78	$.51	$1.26	$.82
Diluted - pro forma	$.78	$.51	$1.25	$.81

12.  NET PERIODIC BENEFIT COSTS

The following table presents the components of net periodic pension and other postretirement benefit costs charged to expense for the six months ended June 30 (in thousands):

	Pension Benefit		Other Post Retirement Benefits
	2004	2003	2004	2003

Service cost	$86	$78	$57	$50
Interest cost	53	54	101	95
Amortization of unrecognized prior service cost	-	-	(7)	(7)
Loss amortization	-	2	49	45
Net periodic benefit costs	$139	$134	$200	$183

13.   COMMON STOCK OFFERING OVER-ALLOTMENT

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

Executive Summary

The condensed consolidated financial statements present the financial condition of the Company as of June 30, 2004 and December 31, 2003, and the condensed consolidated results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows of the Company for six months ended June 30, 2004 and 2003.

The Company is organized into three reportable segments - Processed Steel Products, Building Products and Heat Treating.  The Company also held equity positions in two joint ventures as of June 30, 2004.

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

The Heat Treating segment primarily provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required. Additionally, with the June 1, 2004 acquisition of SCM Metal Products, Inc. (SCM), this segment now manufactures non-ferrous metal powder products, including brazing paste, roofing shingles, oil-less bearings and friction products, to the automotive, aerospace, electronics and consumer products industries.  Some of these products are used by other operations of the Company.  This segment services such customers as General Motors, Ford, Eaton Corporation, Dana Corporation and International Truck.

The following table sets forth the Company's net sales by reportable segment for the three and six months ending June 30,  (in thousands):

Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
Net sales
Processed steel products	$89,280	$69,510	$166,446	$140,713
Building products	136,734	111,984	246,057	180,279
Heat treating	31,471	21,912	56,977	43,946
Total consolidated net sales	$257,485	$203,406	$469,480	$364,938

Results of Operations

Consolidated

Net sales increased by approximately $54.1 million, or 26.6% to $257.5 million for the quarter ended June 30, 2004, from net sales of $203.4 million for the quarter ended June 30, 2003. Net sales increased by approximately $104.6 million, or 28.6% to $469.5 million for the six months ended June 30, 2004, from net sales of $364.9 million for the six months ended June 30, 2003.  The increase in net sales for the quarter was partly due to the addition of net sales of Air Vent (acquired May 1, 2003), Renown (acquired January 1, 2004), and SCM (acquired June 1, 2004) which contributed approximately $37.7 million in additional net sales. The remaining increase results primarily from increased product shipping volumes combined with higher selling prices.  The increase in the net sales for the six months ended June 30, 2004 was due primarily to the addition of net sales of Construction Metals (acquired April 1, 2003), Air Vent, Renown and SCM which contributed $84.1 million in additional net sales.   The remaining increase in net sales for the six months ended June 30, 2004 was the result of both volume and selling price increases.  In addition, the effects of availability and pricing for steel, one of the major raw materials used in the Company's manufacturing operations, had a major impact on reported sales.  Sales, particularly in the Building Product segment, were favorably impacted by increased demand for the Company's products.  Due to an increase in global demand for steel, especially in China, steel producers are experiencing a shortage of steel scrap and coke, two key materials used in the manufacture of steel. The shortage of these raw materials has resulted in significant increases in both steel demand and steel pricing. The increase in steel demand along with an increase in the Company's sales and market penetration, which was the result of new and innovative product offerings, as well as enhancements in supply solutions for the Company's customers, had a significant impact on increased sales volumes on both the three and six month periods. In addition to volume increases, net sales dollars during the periods were also favorably impacted by the Company's ability to pass on a portion of the recent raw material cost increases and steel surcharges to its customers in the form of higher selling prices.

Gross profit as a percentage of net sales increased to 22.6% for the quarter ended June 30, 2004, from 19.9% for the quarter ended June 30, 2003. Gross profit margins increased to 21.5% for the six months ended June 30, 2004, from 19.1% for the same period in 2003.  These improvements were primarily due to higher sales and production volumes combined with increased selling prices partially offset by the increased cost of raw materials, primarily steel.

Selling, general and administrative expenses increased to $30.7 million during the second quarter of 2004 from $23.2 million in the same quarter of 2003, an increase of approximately $7.5 million, or 32.5%.  Selling, general and administrative expenses for the six months ended June 30, 2004 increased to $55.3 million from $41.6 million for the same period in 2003, an increase of $13.7 million or approximately 32.8%.  The primary reasons for the increase in both the three and six month periods is the inclusion of a full quarter of expenses for Air Vent (acquired May 1, 2003), increased expenses related to incentive based compensation and significant increases in costs to comply with the requirements of the Sarbanes-Oxley Act.  As a result, selling, general and administrative expenses increased to 11.9% from 11.4% and to 11.8% from 11.4% for the three and six month periods, respectively.

Income from operations as a percentage of net sales for the quarter ended June 30, 2004 increased to 10.7% from 8.5% for the same period in 2003.  Income from operations for the six months ended June 30, 2004 increased to 9.8% from 7.7% for the comparable period last year.

Equity in partnerships' income increased by approximately $1.0 million and $1.5 million for the quarter ended and six months ended June 30, 2004, respectively, from the comparable prior periods.  These increases are primarily due to the inclusion of the Company's equity interest in Gibraltar DFC, a joint venture entered into in December 2003.

Interest expense decreased by approximately $500,000 for the quarter ended June 30, 2004 to $3.2 million from $3.7 million for the quarter ended June 30, 2003.  This decrease was due to the reduced debt levels in 2004 caused by the use of the proceeds from the Company's stock offering in December 2003 to pay down debt and the higher average borrowings in the 2003 quarter due to borrowings related to the acquisition of Construction Metals and Air Vent.  Interest expense for the six months ended June 30, 2004 was comparable to the interest expense for the same period in 2003.

Income before taxes increased by $11.8 million to $25.5 million for the quarter ended June 30, 2004 and $19.0 million to $41.0 million for the six months ended June 30, 2003, compared to the same periods in 2003.

Income taxes for the quarter and six months ended June 30, 2004 approximated $10.0 million and $16.2 million, respectively and were based on a 39.5% effective tax rate compared to 40% in 2003.

The following provides further information by segment:

Processed Steel Products

Net sales increased by approximately $19.8 million, or 28.4%, to $89.3 million for the quarter ended June 30, 2004, from net sales of $69.5 million for the quarter ended June 30, 2003. Net sales increased by approximately $25.7 million, or 18.3%, to $166.4 million for the six months ended June 30, 2004 from net sales of $140.7 million for the same period in 2003.  These increases in net sales were primarily a function of both higher sales volumes, especially in the Company's coated steel and painted products, as well as increases in selling price due to the recent rise in overall steel prices.

Income from operations as a percentage of net sales increased to 11.7% of net sales for the quarter ended June 30, 2004 from 9.1% in the second quarter a year ago. For the six months ended June 30, 2004, income from operations as a percentage of net sales increased to 11.1% from 10.4% for the comparable 2003 period.  These increases in operating margin were due primarily to higher volumes and selling prices, combined with successful cost control measures.  The increases in operating margins were partially offset by increased raw material costs.

Building Products

Net sales in the quarter ended June 30, 2004 increased to $136.7 million, or 22.1%, from net sales of $112.0 million in the second quarter of 2003.  Net sales increased to $246.1 million for the six months ended June 30, 2004 from net sales of $180.3 million for the same period in 2003, an increase of $65.8 million or 36.5%.  The increase in net sales during the quarter was due primarily to increased volumes and selling prices together with the addition of net sales of Air Vent (acquired May 1, 2003), and Renown (acquired January 1, 2004).   The increase in the net sales for the six months ended June 30, 2004 were also favorably impacted by increased volumes and pricing plus the addition of net sales for Air Vent and Renown as well as Construction Metals (acquired April 1, 2003).  The increase in sales volume was due primarily to improved market and sales penetration, which resulted from new and innovative product offerings, as well as improved supply solutions for customers. The increase in selling prices for the current quarter and six months were the result of the Company's ability to pass on a portion of raw material cost increases to their customers.

Income from operations as a percentage of net sales increased to 14.8% for the quarter ended June 30, 2004 from 12.0% a year ago.  For the six months ended June 30, 2004, income from operations as a percentage of net sales increased to 12.6% from 8.9% for the same period in 2003.  The increase in operating margins in the quarter were due to volume and selling price increases, partially offset by increased raw material costs, combined with the impact of a full quarter of operating income from the Air Vent operations.  The increase in operating margin percentage was partially offset by increased incentive based compensation costs together with higher advertising and promotional expenses.  The increase in operating margin for the six months was due primarily to volume and selling price increases combined with higher margins from the Construction Metals and Air Vent acquisitions, partially offset by increased raw material costs and increased incentive-based compensation costs.

Heat Treating

In the second quarter of 2004, net sales increased by approximately $9.6 million to $31.5 million from net sales of $21.9 million for the quarter ended June 30, 2003, an increase of 43.6%.  Net sales in the six months ended June 30, 2004 increased by approximately $13.1 million, or 29.7%, to $57.0 million from net sales of $43.9 million  in the same period in 2003.  The increase in net sales for the quarterly and six month periods ended June 30, 2004 were due primarily to the improvements in the overall general economy, as well as increased volume at the Company's brazing operation, combined with the addition of the net sales from the SCM acquisition, which approximated $5.2 million.

Income from operations as a percentage of net sales increased to 15.3% for the quarter ended June 30, 2004 from 10.6% in the second quarter of 2003.  For the six months ended June 30, 2004, income from operations as a percentage of net sales increased to 15.4% compared to 12.0% for the same period in 2003.  These increases in operating margin percentage were due primarily to increased operating levels and production volumes combined with improved fixed cost absorption levels.

Outlook

The outlook for the quarter ended September 30, 2004 is favorable in comparison to the quarter ended September 30, 2003.  The Company believes it is positioned to benefit from many of its internal growth initiatives and cost reduction programs, as well as the many operational improvements recently put in place. In addition, demand for the Company's products remains strong in light of the general overall economic trends and the relatively strong outlook in the housing and automotive markets.

To date, the Company has been successful in managing material cost increases through increases in selling prices. However, the Company cannot assure that if material costs and related cost pressures continue, it will be able to pass these increases along to its customers.

In 2004, the Company will realize a full years worth of sales and earnings from the 2003 acquisitions of Construction Metals and Air Vent.  Also, the results of the SCM acquisition will be included in the Company's sales and earnings for the remaining six months of 2004.   In addition, the Company is continuously evaluating numerous acquisition opportunities, and the Company's recent stock offering provides it with the increased resources and financial flexibility to capitalize on such opportunities.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

The Company's shareholders' equity increased by approximately $31.3 million or 8.0%, to $425.5 million, at June 30, 2004.  This increase in shareholder's equity was primarily due to net income of $24.8 million, the receipt of $5.0 million in net proceeds from the issuance of common stock, as well as proceeds of $2.7 million from the exercise of stock options, partially offset by the declaration of approximately $1.8 million in shareholder dividends.

During the first six months of 2004, the Company's working capital (inclusive of the impact of working capital acquired from the 2004 acquisitions), increased by approximately $36.7 million, or 24.4%, to approximately $187.4 million. This increase in working capital was primarily the result of increases in accounts receivable and inventory levels of $60.3 million and $33.7 million, respectively. These increases in working capital were offset by increases in accounts payable and accrued expenses which aggregated $40.1 million and reductions in cash and cash equivalents of approximately $18.7 million.

On June 1, 2004, the Company purchased the assets of the Copper Powder Division of SCM Metals Products, Inc.  The Company paid approximately $41.7 million in cash for the acquisition, which included direct acquisition costs.

Net cash provided by operating activities for the six months ended June 30, 2004 was approximately $1.6 million and was primarily the result of net income of $24.8 million combined with depreciation and amortization of $12.0 million, the provision for deferred income taxes of $2.2 million, increases in accounts payable and accrued expenses of $36.2 million, offset by an increase in accounts receivable and inventories of $47.0 million and $25.4 million, respectively.

In addition to the net cash provided by operating activities, the Company realized net proceeds of $5.0 million from the issuance of common stock and cash generated from the proceeds of long-term debt of $57.7 million, which included $25.0 million in new term debt and $2.7 million generated by the exercise of stock options.  These resources together with the cash on hand at the beginning of the year were used to pay down $25.5 million of the Company's revolving credit debt, to fund current operations, acquisitions of $48.6 million (net of cash acquired), capital expenditures of $10.3 million and pay cash dividends of $1.8 million.  Capital spending for the balance of the year is expected to be in a range of $7.0 to $8.0 million.

The Company's revolving credit facility, which expires in June 2007, provides for an aggregate borrowing limit of up to $290.0 million.  Additionally, the revolving credit facility contains a $10.0 million expansion feature at the Company's option, subject to approval by participating financial institutions. Borrowings thereunder are secured with the Company's accounts receivable, inventories and personal property and equipment. At June 30, 2004, the Company had used approximately $150.0 million of the revolving credit facility, resulting in $140.0 million in availability.  At June 30, 2004, the Company had interest rate swap agreements outstanding which effectively converted $50.0 million of borrowings under its revolving credit agreement to fixed interest rates ranging from 7.22% to 7.93%.  Additional borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate.  At June 30, 2004, additional borrowings under the revolving credit facility aggregated approximately $100.0 million.  The weighted average interest rate of these additional borrowings was 2.92% at June 30, 2004.

The Company's revolving credit facility contains various debt covenants.  At June 30, 2004 the Company was in full compliance with all covenants.

In 2002, the Company entered into a $50.0 million private placement of debt with The Prudential Insurance Company of America, which consists of a $25.0 million senior secured note bearing interest at 7.35% annually, due on July 3, 2007 and a $25.0 million senior subordinated note, bearing interest at 8.98% annually, due on January 3, 2008.  At June 30, 2004, the total principal balance of the private placement debt aggregated $50.0 million, none of which is due within the current fiscal year.

In June 2004, the Company entered into a $75.0 million private placement of debt with The Prudential Insurance Company of America.  This senior secured note bears interest at 5.75% annually and has a seven year term.  The Company drew down $25.0 million at the inception of the note and will draw down the remaining $50.0 million at specified dates and amounts which coincide with the expiration of the interest rate swap agreements currently outstanding under the Company's existing revolving credit facility.  The initial $25.0 million borrowing under this note was used to pay down a portion of the existing revolving credit facility.

In January 2004, the underwriters of the Company's December 2003 common stock offering exercised their over-allotment option, and purchased an additional 214,625 shares of the Company's common stock at $24.75 per share.  Net proceeds to the Company from the purchase of these additional shares were approximately $5.0 million and were used to further reduce the Company's outstanding debt.

For the third quarter and remainder of 2004, the Company continues to focused on maximizing positive cash flow and working capital management. The Company is currently examining ways to optimize its existing capital structure, particularly the debt component, in light of the Company's long-term growth and acquisition initiatives. The Company is looking to put in place a capital structure which provides the Company with the capability to engage in larger and potentially more complex acquisitions, while still providing the flexibility to run the day-to-day operations of the business. Additionally, the Company broadly estimates the cost of Sarbanes-Oxley compliance, which does not include internal resources, will range between $2.0 million and $3.0 million for the upcoming year-ending December 31, 2004. As of June 30, 2004, the Company believes that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.

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

The Company's most critical accounting policies include: valuation of accounts receivable, which impacts selling, general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; and the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets.  Management reviews the estimates, including, but not limited to, the allowance for doubtful accounts and inventory reserves on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations.  The reviews are performed regularly and adjustments are made as required by current available information.  Management believes these estimates are reasonable, but actual results could differ from these estimates.

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

Related Party Transactions

In connection with the acquisition of Construction Metals in April 2003, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes are payable to the former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of approximately $2.9 million per note, beginning on April 1, 2004, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  Accrued interest and interest expense related to these notes payable was approximately $145,000 as of June 30, 2004 and $359,000 for the six months ended June 30, 2004.  At June 30, 2004, the current portion of these notes payable aggregated approximately $5.8 million.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties.  Rental expense associated with these related party operating leases aggregated approximately $552,000 for the six months ended June 30, 2004.

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

g.        Exhibit 10.1 - Senior Secured Note Purchase Agreement between the Company and The Prudential Insurance Company of America.

6(b)   Reports on Form 8-K.  The Company filed the following reports on Form 8-K during the six month period ended June 30, 2004:

a.   The Company furnished a report on Form 8-K on April 26, 2004, that included the Company's press release dated April 26, 2004 reporting the Company's results of operations for the first quarter ended March 31, 2004.

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

Date:  August 9, 2004