Form 10-Q/A
period 2004-06-30
GIBRALTAR STEEL CORP
filed 2004-08-10
CIK 912562

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

The Registrant hereby amends its 10-Q for the Quarterly period ended June 30, 2004 to add Exhibit 10.1 which was inadvertently not appended to the filing.

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

Date:  August 10, 2004