Form 10-Q
period 2004-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2004-11-08
CIK 912562

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

          (Mark one)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2004

OR

          (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ______

Commission file number 0-22462

             Gibraltar Industries, Inc.

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

          Gibraltar Steel Corporation_________________________________

         (Former name, former address and former fiscal year, if changed since last report)

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

As of November 2, 2004, the number of common shares outstanding was: 29,644,696.

GIBRALTAR INDUSTRIES, INC.

INDEX

		PAGE NUMBER
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Income For the Three and Nine months Ended September 30, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows For the Nine months Ended September 30, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27-29

PART I FINANCIAL INFORMATION Item 1. Financial Statements GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$11,068	$29,019
Accounts receivable, net	169,433	102,591
Inventories	177,433	107,531
Other current assets	11,410	10,309
Total current assets	369,344	249,450

Property, plant and equipment, net	268,306	250,029
Goodwill	288,679	267,157
Investments in partnerships	10,751	5,044
Other assets	7,223	6,063
	$944,303	$777,743

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$76,049	$49,879
Accrued expenses	56,347	29,029
Current maturities of long-term debt	15,592	19,848
Total current liabilities	147,988	98,756

Long-term debt	285,049	222,402
Deferred income taxes	62,384	55,982
Other non-current liabilities	5,141	6,422
Shareholders' equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,623,085 and 28,911,104 shares in 2004 and 2003, respectively	296	289
Additional paid-in capital	208,872	199,110
Retained earnings	234,296	196,138
Unearned compensation	(610)	(818)
Accumulated other comprehensive income (loss)	887	(538)
	443,741	394,181
Less: cost of 40,500 and 28,500 common shares held in treasury in 2004 and 2003, respectively	-	-
Total shareholders' equity	443,741	394,181
	$944,303	$777,743
See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$278,762	$208,033	$748,242	$572,971

Cost of sales	216,742	165,144	585,160	460,503

Gross profit	62,020	42,889	163,082	112,468

Selling, general and administrative expense	33,117	25,776	88,389	67,394

Income from operations	28,903	17,113	74,693	45,074

Other (income) expense:
Equity in partnerships' income	(1,766)	(177)	(3,492)	(385)
Interest expense	3,859	3,994	10,401	10,238
Total other expense	2,093	3,817	6,909	9,853

Income before taxes	26,810	13,296	67,784	35,221

Provision for income taxes	10,590	5,318	26,775	14,088

Net income	$16,220	$7,978	$41,009	$21,133

Net income per share - Basic	$.55	$.33	$1.40	$.88

Weighted average shares outstanding - Basic	29,448	24,061	29,302	23,950

Net income per share - Diluted	$.55	$.33	$1.39	$.87

Weighted average shares outstanding - Diluted	29,692	24,343	29,539	24,198

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Nine months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$41,009	$21,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,323	16,711
Provision for deferred income taxes	3,659	3,577
Equity in partnerships' income	(3,492)	(385)
Distributions from partnerships	1,314	503
Tax benefit from exercise of stock options	794	823
Unearned compensation, net of restricted stock forfeitures	120	176
Other noncash adjustments	133	165
Increase (decrease) in cash resulting from changes
in (net of acquisitions):
Accounts receivable	(51,071)	(22,282)
Inventories	(59,979)	5,784
Other current assets	911	(1,212)
Accounts payable and accrued expenses	48,771	16,993
Other assets	(1,253)	(105)

Net cash provided by (used in) operating activities	(761)	41,881

Cash flows from investing activities
Acquisitions, net of cash acquired	(64,985)	(84,228)
Purchases of property, plant and equipment	(17,035)	(16,544)
Net proceeds from sale of property and equipment	492	356

Net cash used in investing activities	(81,528)	(100,416)

Cash flows from financing activities
Long-term debt reduction	(27,506)	(56,491)
Proceeds from long-term debt	85,418	115,471
Payment of dividends	(2,734)	(2,002)
Net proceeds from issuance of common stock	9,160	3,122

Net cash provided by financing activities	64,338	60,100

Net increase (decrease) in cash and cash equivalents	(17,951)	1,565

Cash and cash equivalents at beginning of year	29,019	3,662

Cash and cash equivalents at end of period	$11,068	$5,227
See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 2004 and 2003 have been prepared by Gibraltar Industries, Inc. (the Company) without audit.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 have been included.

On October 26, 2004, at a Special Meeting of Stockholders, the Company's stockholders authorized an amendment to the Company's Certificate of Incorporation to change the name of the Company from Gibraltar Steel Corporation to Gibraltar Industries, Inc.  The name change became effective on October 27, 2004.

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

Certain 2003 amounts have been reclassified to conform with 2004 presentation, and share and per share data have been adjusted for the three-for-two stock split further discussed at Note 14.

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.   STOCK OPTIONS

The Company measures compensation expense for its stock option-based employee compensation plans using the intrinsic value method.  The following table sets forth the pro forma effect of these plans as if the fair value-based method had been used to measure compensation expense, as adjusted for the three-for-two stock split further discussed at Note 14 (in thousands, except per share data):

Three Months Ended September 30,	Nine months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income as reported	$16,220	$7,978	$41,009	$21,133
Add: Compensation expense recognized in net income, net of related tax effect	38	71	115	227

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38)	(173)	(306)	(517)

Pro forma net income	$16,220	$7,876	$40,818	$20,843

Net income per share:
Basic -- as reported	$.55	$.33	$1.40	$.88
Basic -- pro forma	$.55	$.33	$1.39	$.87

Diluted - as reported	$.55	$.33	$1.39	$.87
Diluted - pro forma	$.55	$.32	$1.38	$.86

3.  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

The changes in shareholders' equity, as adjusted for the three-for-two stock split further discussed at Note 14, and comprehensive income consist of    (in thousands):

	Comprehensive	Common Stock		Additional Paid-In	Retained	Unearned	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Income	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2003		28,883	$289	$199,110	$196,138	$(818)	$(538)	29	$-	$394,181

Comprehensive income:
Net income	$41,009	-	-	-	41,009	-	-	-	-	41,009
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $111	331	-	-	-	-	-	-	-	-
Unrealized gain on interest rate swaps, net of tax of $699	1,094	-	-	-	-	-	-	-	-
Other comprehensive income	1,425	-	-	-	-	-	1,425	-	-	1,425
Total comprehensive income	$42,434

Issuance of stock associated with public Offering		322	3	5,043	-	-	-	-	-	5,046
Stock options exercised		390	4	4,110	-	-	-	-	-	4,114
Tax benefit from exercise of stock options		-	-	794	-	-	-	-	-	794
Cash dividends - $0.97 per share		-	-	-	(2,851)	-	-	-	-	(2,851)
Earned portion of restricted stock		-	-	-	-	115	-	-	-	115
Forfeiture of restricted stock awards		(12)	-	(185)	-	93	-	12	-	(92)

Balance at September 30, 2004		29,583	$296	$208,872	$234,296	$(610)	$887	41	$-	$443,741

The cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows (in thousands):

Foreign currency translation adjustment	Minimum pension liability adjustment	Unrealized gain/(loss) on interest rate swaps	Accumulated other comprehensive income (loss)

Balance at December 31, 2003	$977	$(58)	$(1,457)	$(538)
Current period change	331	-	1,094	1,425
Balance at September 30, 2004	$1,308	$(58)	$(363)	$887

                         Total comprehensive income for the three and nine months ended September 30, 2004, was $17,237,000 and
                                 $42,434,000, respectively and for the three  and nine months ended September 30, 2003, was $8,302,000 and
                                 $22,860,000, respectively.

4.  INVENTORIES

                       Inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
	(unaudited)	(audited)
Raw material	$98,847	$53,737
Work-in process	25,978	21,033
Finished goods	52,608	32,761

Total inventories	$177,433	$107,531

5.  NET INCOME PER SHARE

The following share and per-share data have been adjusted for the three-for-two stock split further discussed at Note 14.

Basic net income per share equals net income divided by the weighted average shares outstanding for the three and nine months ended September 30, 2004 and 2003.  The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding for the respective periods. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the assumed proceeds of common stock equivalents.  Common stock equivalents relating to stock options and restricted stock awards of 243,794 and 281,736 for the three months ended September 30, 2004 and 2003, respectively, and 237,750 and 233,283 for the nine months ended September 30, 2004 and 2003, respectively, are included in diluted shares.

At September 30, 2004, options to purchase 439,848 shares of the Company's common stock were outstanding and were exercisable at prices ranging from $7.33 to $15.00 per share, all of which were vested and exercisable.  At September 30, 2004, all these exercisable options had an exercise price below the $24.11 per share market price of the Company's common stock.  At September 30, 2003, 911,558 options were outstanding, 830,760 options were vested and exercisable, of which 547,350 had an exercise price below the $14.37 per share market price of the Company's common stock.

6.      ACQUISITIONS

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

The aggregate purchase consideration for the acquisition of Construction Metals was approximately $29,185,000, which was comprised of approximately $11,685,000 in cash, including direct acquisition costs, and $17,500,000 of unsecured subordinated debt, payable to the former owners of Construction Metals.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant and equipment and identifiable intangible assets are supported by an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $830,000.  See Note 7 for further discussion.  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $19,546,000, none of which is deductible for tax purposes.  The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$3,485
Property, plant and equipment	5,669
Intangible assets	830
Goodwill	19,546
$29,530

As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company may be required to pay additional consideration if certain net sales levels as defined in the purchase agreement are achieved during the period from acquisition up to March 31, 2006.  During the second quarter of 2004 a payment of $345,000 was made pursuant to the additional consideration, and was recorded as additional goodwill.

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

The aggregate purchase consideration for the acquisition of Air Vent was approximately $117,798,000, which was comprised of approximately $75,503,000 in cash, including direct acquisition costs, and $42,295,000 of unsecured subordinated debt, payable to the former owner of Air Vent.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment and identifiable intangible assets are supported by an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $1,400,000. See Note 7 for further discussion.  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $103,104,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

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

The aggregate purchase consideration for the acquisition of Renown was approximately $6,370,000 which was comprised solely of cash, including direct acquisition costs.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant and equipment and identifiable intangible assets are supported by an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of $35,000, trademarks / trade names with an aggregate fair market value of $100,000, and customer relationships with an aggregate fair market value of $80,000.  See Note 7 for further discussion.

The excess consideration over such fair value was recorded as goodwill and aggregated approximately $3,701,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$1,504
Property, plant and equipment	950
Intangible assets	215
Goodwill	3,701
$6,370

On June 1, 2004, the Company acquired the net assets of SCM Metal Products, Inc. (SCM).  SCM is headquartered in Research Triangle Park, North Carolina and manufactures, markets and distributes non-ferrous metal powder products to customers in a number of different industries, including the automotive, aerospace, electronics and consumer products industries.  The results of operations of SCM (included in the Company's Thermal Processing segment) have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of SCM was approximately $42,872,000 in cash and acquisition costs.  The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values.  A final valuation of property, plant and equipment and identifiable intangible assets is expected to be completed in the fourth quarter of 2004.  The identifiable intangible assets consisted of trademarks/trade names with an aggregate value of $440,000, unpatented technology with a value of $900,000 and customer relationships with a value of $2,890,000.  See Note 7 for further discussion.  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $5,938,000, which is fully deductible for tax purposes.  The preliminary allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$15,863
Property, plant and equipment	16,841
Intangible assets	4,230
Goodwill	5,938
$42,872

On August 13, 2004 the Company acquired all of the outstanding stock of Portals Plus Incorporated and its affiliated companies, Roofing Products & Systems Corporation and J.L.R. Services, Inc. (Portals Plus).  Portals Plus is headquartered in Chicago, Illinois, and manufactures a diverse line of roofing products.  The acquisition of Portals Plus served to strengthen the Company's position in the roofing products markets.  The results of operations of Portals Plus (included in the Company's Building Products segment) have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration of Portals Plus was approximately $14,636,000 which was comprised solely of cash, including direct acquisition costs, subject to adjustment for working capital accounts.  The final purchase price allocation is expected to be completed during the fourth quarter of 2004.  The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values.  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $10,771,000, which the Company expects will be fully deductible for tax purposes.  The preliminary allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$2,850
Property, plant and equipment	1,015
Intangible assets	-
Goodwill	10,771
$14,636

The following unaudited pro forma financial information (in thousands, except for per share data, as adjusted for the three-for-two stock split further discussed at Note 14) presents the combined results of operations as if the acquisitions had occurred on January 1, 2003.  The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects.  The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2003 and are not necessarily indicative of future results of the combined companies:

	Three Months Ended September 30, 2004 2003 (unaudited)		Nine Months Ended September 30, 2004 2003 (unaudited)

Net sales	$280,616	$225,511	$782,842	$650,657

Net income	$16,405	$9,149	$42,808	$24,626

Net income per share - Basic	$.56	$.38	$1.46	$1.03

Net income per share - Diluted	$.55	$.38	$1.45	$1.02

On February 16, 2004, the Company acquired the net assets of Covert Operations, Inc. (Covert), a manufacturer of epoxies and crack injection systems for concrete and masonry. The aggregate purchase consideration of Covert was approximately $1,336,000, including direct acquisition costs. The acquisition of Covert resulted in approximately $640,000 in goodwill, which is fully deductible for tax purposes.  The acquisition of Covert is not considered to be material to the Company's consolidated results of operations.

7.      GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the approximate carrying amount of goodwill by reportable segment for the nine months ended September 30, 2004 is as follows (in thousands):

	Processed Metal Products Segment	Building Products Segment	Thermal Processing Segment	Total

B Balance as of December 31, 2003	$ 19,347	$ 201,706	$ 46,104	$ 267,157
Goodwill acquired	32	15,457	5,938	21,427
Foreign currency translation	-	95	-	95
Balance as of September 30, 2004	$ 19,379	$ 217,258	$ 52,042	$ 288,679

Goodwill subject to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142), has been tested for impairment (annual reassessment date as of October 31). The results of the latest annual reassessment determined that no goodwill impairments existed.

Intangible Assets

At September 30, 2004, intangible assets related to the Company's acquisitions are included as part of the total other assets on the Company's condensed consolidated balance sheet.  Intangible assets subject to amortization at September 30, 2004 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Trademark / Trade Name	$120	$(39)	2 to 5 years
Unpatented Technology	1,075	(38)	15 years
Customer Relationships	2,970	(74)	5 to 15 years
Non-Competition Agreements	2,365	(465)	5 to 10 years
Balance as of September 30, 2004	$6,350	$(616)

Intangible asset amortization expense for the nine month periods ended September 30, 2004 and 2003 aggregated approximately $402,000 and $141,000, respectively.

Amortization expense related to intangible assets subject to amortization for the remainder of fiscal 2004 and the next five years thereafter is as follows (in thousands):

Year Ended December 31,
2004	$175
2005	$697
2006	$647
2007	$647
2008	$523
2009	$436

Intangible assets not subject to amortization consist of a trademark valued at $440,000.

8.  SEGMENT INFORMATION

The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)      Processed metal products (formerly referred to as processed steel products), which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel and other metals through the application of several different processes to produce high-quality, value-added coiled steel and other metal products to be further processed by customers.

(ii)   Building products, which primarily includes the processing of sheet steel, aluminum and other materials to produce a wide variety of building and construction products.

(iii)   Thermal processing (formerly referred to as heat treating), which includes a wide range of metallurgical heat treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance and the manufacture of non-ferrous metal powder products, some of which are used by other operations of the Company.

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Processed metal products	$97,319	$62,658	$263,765	$203,371
Building products	142,444	123,421	388,501	303,700
Thermal processing	38,999	21,954	95,976	65,900
	$278,762	$208,033	$748,242	$572,971

Income (loss) from operations
Processed metal products	$11,696	$4,451	$30,172	$19,037
Building products	22,153	15,946	53,187	31,936
Thermal processing	3,402	1,712	12,179	6,995
Corporate	(8,348)	(4,996)	(20,845)	(12,894)
	$28,903	$17,113	$74,693	$45,074

Depreciation and amortization
Processed metal products	$1,352	$1,409	$4,169	$4,283
Building products	2,543	2,262	7,487	6,464
Thermal processing	2,094	1,714	5,659	4,927
Corporate	333	369	1,008	1,037
	$6,322	$5,754	$18,323	$16,711

Capital expenditures
Processed metal products	$1,271	$2,159	$3,646	$4,497
Building products	2,810	1,648	7,964	5,102
Thermal processing	788	1,122	2,790	5,163
Corporate	1,905	1,446	2,635	1,782
	$6,774	$6,375	$17,035	$16,544

			September 30, 2004	December 31, 2003
Total identifiable assets			(unaudited)	(audited)
Processed metal products			$205,831	$161,334
Building products			496,613	406,792
Thermal processing			189,477	142,575
Sub-total			891,921	710,701
Corporate			52,382	67,042
			$944,303	$777,743

9.   BORROWINGS UNDER REVOLVING CREDIT FACILITY

The aggregate borrowing limit under the Company's revolving credit facility is $290,000,000.  At September 30, 2004, the Company had $112,000,000 in availability under the revolving credit facility.

10.    NEW DEBT

In June 2004, the Company entered into a $75.0 million private placement of debt with The Prudential Insurance Company of America.  This senior secured note bears interest at 5.75% annually and has a seven year term.  The Company drew down $25.0 million at the inception of the note which was outstanding at     September 30, 2004, and will draw down the remaining $50.0 million at specified dates and amounts which coincide with the expiration of the interest rate swap agreements currently outstanding under the Company's existing revolving credit facility.  The initial $25.0 million borrowing under this note was used to pay down a portion of the existing revolving credit facility.

11.     RELATED PARTY TRANSACTIONS

In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes payable each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes are payable to the two former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of $2,917,000 per note, beginning on April 1, 2004, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  At September 30, 2004, the current portion of these notes aggregated approximately $5,834,000.

Accrued interest and interest expense related to these notes payable was approximately $138,000 as of September 30, 2004 and $506,000 for the nine months ended September 30, 2004.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties.  These operating leases are considered to be related party in nature.  Rental expense associated with these related party operating leases aggregated approximately $876,000 for the nine months ended September 30, 2004.

12.  NET PERIODIC BENEFIT COSTS

The following table presents the components of net periodic pension and other postretirement benefit costs charged to expense for the nine months ended September 30 (in thousands):

Pension Benefit	Other Post Retirement Benefits
	2004	2003	2004	2003

Service cost	$128	$117	$69	$74
Interest cost	80	81	161	143
Amortization of unrecognized prior service cost	-	-	(16)	(11)
Loss amortization	-	3	80	67
Net periodic benefit costs	$208	$201	$294	$273

On May 19, 2004, the FASB released FASB Staff Position No. FAS 106-2 "Accounting and Disclosure Requirements Related to
the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Net periodic benefit costs for postretirement benefits above do not reflect any amount associated with the federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit because the Company was unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. We do not believe we will have to amend our plan to benefit from the Act, nor do we expect the Act to have a material impact on our consolidated financial position, results of operations or cash flows.

13.   COMMON STOCK OFFERING OVER-ALLOTMENT

In connection with the Company's December 2003 common stock offering, the Company granted the underwriters an option to purchase additional shares of common stock to cover over-allotments.  In January 2004, the underwriters exercised this option and purchased an additional 321,938 shares of the Company's common stock at a price of $16.50 per share.  Net proceeds to the Company associated with the purchase of these additional shares aggregated approximately $5,000,000, and was used to reduce outstanding debt.

14.  SUBSEQUENT EVENTS

On October 5, 2004, the Board of Directors authorized a three-for-two common stock split in the form of a stock dividend.  The stock dividend was distributed on October 29, 2004 to stockholders of record on October 15, 2004.  All share and per share data in these financial statements give effect to the stock split, applied retroactively to all periods.

On October 22, 2004 the American Jobs Creation Act of 2004 was passed.  This law provides a phased in deduction for a percentage of qualified income from domestic production activities.  We will assess the impact of this change in tax law as further authoritative guidance becomes available.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Executive Summary

The condensed consolidated financial statements present the financial condition of the Company as of September 30, 2004 and December 31, 2003, and the condensed consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows of the Company for nine months ended September 30, 2004 and 2003.

The Company is organized into three reportable segments - Processed Metal Products, Building Products and Thermal Processing.  The Company also held equity positions in two joint ventures as of September 30, 2004.

The Processed Metal Products segment produces a wide variety of cold-rolled strip steel and other metal products, coated sheet steel products and strapping products.  This segment primarily serves the automotive industry's leaders, such as General Motors, Ford, Chrysler and Honda. This segment also serves the automotive supply and commercial and residential metal building industry, as well as the power and hand tool and hardware industries.

The Building Products segment processes primarily sheet steel, aluminum and other materials to produce a wide variety of building and construction products. This segment's products are sold to major retail home centers, such as The Home Depot, Lowe's, Menards and Wal-Mart.  In January 2004, the Company acquired Renown Specialties Company Ltd. (Renown), a manufacturer and distributor of construction hardware products in Canada. In August 2004, the Company acquired Portals Plus, Inc., (Portals Plus) , a manufacturer of a diverse line of roofing products.  The acquisition of Renown and Portals Plus served to broaden the Company's product lines and strengthen its existing position in the building products market.

The Thermal Processing segment primarily provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required. Additionally, with the June 1, 2004 acquisition of SCM Metal Products, Inc. (SCM), this segment now manufactures non-ferrous metal powder products, including brazing paste, which is used in roofing shingles, oil-less bearings and friction products.  This segment primarily serves the automotive, aerospace, electronics and consumer products industries.  Some of these products are used by other operations of the Company.  This segment services such customers as General Motors, Ford, General Electric, Eaton Corporation, Dana Corporation and International Truck.

The following table sets forth the Company's net sales by reportable segment (in thousands):

Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales
Processed metal products	$97,319	$62,658	$263,765	$203,371
Building products	142,444	123,421	388,501	303,700
Thermal processing	38,999	21,954	95,976	65,900
Total consolidated net sales	$278,762	$208,033	$748,242	$572,971

Results of Operations

Consolidated

Net sales increased by approximately $70.7 million, or 34.0% to $278.8 million for the quarter ended September 30, 2004, from net sales of $208.0 million for the quarter ended September 30, 2003. Net sales increased by approximately $175.3 million, or 30.6% to $748.2 million for the nine months ended September 30, 2004, from net sales of $573.0 million for the nine months ended September 30, 2003.  The increase in net sales for the quarter was partly due to the addition of net sales of Renown (acquired January 1, 2004), SCM (acquired June 1, 2004) and Portals Plus (acquired August 13, 2004) which contributed approximately $19.3 million in additional net sales. The remaining increase results primarily from increased product shipping volumes combined with higher selling prices.  The increase in the net sales for the nine months ended September 30, 2004 was due to the addition of a full period of net sales of Construction Metals (acquired April 1, 2003), and Air Vent (acquired May 1, 2003), and the current year addition of the net sales of Renown, SCM and Portals Plus which contributed $69.7 million in additional net sales, and both volume and selling price increases.  In addition, the effects of availability and pricing for steel, one of the major raw materials used in the Company's manufacturing operations, had a major impact on reported sales.  Sales, particularly in the Building Product segment, were favorably impacted by increased demand for the Company's products.  Due to an increase in global demand for steel, especially in China, steel producers are experiencing a shortage of steel scrap and coke, two key materials used in the manufacture of steel. The shortage of these raw materials has resulted in significant increases in both steel demand and steel pricing. The increase in steel demand along with an increase in the Company's sales and market penetration, which was the result of new and innovative product offerings, as well as enhancements in supply solutions for the Company's customers, had a significant impact on increased sales volumes on both the three and nine month periods. In addition to volume increases, net sales dollars during the periods were also favorably impacted by the Company's ability to pass on a portion of the recent raw material cost increases and steel surcharges to its customers in the form of higher selling prices.

Gross profit as a percentage of net sales increased to 22.2% for the quarter ended September 30, 2004, from 20.6% for the quarter ended September 30, 2003. Gross profit margins increased to 21.8% for the nine months ended September 30, 2004, from 19.6% for the same period in 2003.  These improvements were primarily due to higher sales and production volumes combined with increased selling prices partially offset by the increased cost of raw materials, primarily steel.

Selling, general and administrative expenses increased to $33.1 million during the third quarter of 2004 from $25.8 million in the same quarter of 2003, an increase of approximately $7.3 million, or 28.3%.  Selling, general and administrative expenses for the nine months ended September 30, 2004 increased to $88.4 million from $67.4 million for the same period in 2003, an increase of $21.0 million or approximately 31.2%.  The primary reason for the increase in the three month period were increased incentive compensation expenses and significant increases in costs related to compliance with the requirements of the Sarbanes-Oxley Act.  The primary reason for the increase in the nine month period is the inclusion of a full period of expenses for Construction Metals (acquired April 1, 2003) and Air Vent (acquired May 1, 2003), increased expenses related to incentive based compensation and significant increases in costs to comply with the requirements of the Sarbanes-Oxley Act.  As a percentage of sales, selling, general and administrative expenses decreased to 11.9% from 12.4% and remained consistent at 11.8% for the three and nine month periods, respectively.  The decrease in the percentage in the three month period, and consistent percentage in the nine month period was the result of increased sales in the current periods.

Income from operations as a percentage of net sales for the quarter ended September 30, 2004 increased to 10.4% from 8.2% for the same period in 2003.  Income from operations for the nine months ended September 30, 2004 increased to 10.0% from 7.9% for the comparable period last year.

Equity in partnerships' income increased by approximately $1.6 million and $3.1 million for the quarter ended and nine months ended September 30, 2004, respectively, from the comparable prior periods.  These increases are primarily due to the inclusion of the Company's equity interest in Gibraltar DFC, a joint venture entered into in December 2003.

Interest expense decreased by approximately $100,000 for the quarter ended September 30, 2004 to $3.9 million from $4.0 million for the quarter ended September 30, 2003.  This decrease was due to the lower average daily debt balances in 2004.  Interest expense for the nine months ended September 30, 2004 was comparable to the interest expense for the same period in 2003.

Income before taxes increased by $13.5 million to $26.8 million for the quarter ended September 30, 2004 and $32.6 million to $67.8 million for the nine months ended September 30, 2004, compared to the same periods in 2003.

Income taxes for the quarter and nine months ended September 30, 2004 approximated $10.6 million and $26.8 million, respectively and were based on a 39.5% effective tax rate compared to 40% in 2003.

The following provides further information by segment:

Processed Metal Products

Net sales increased by approximately $34.7 million, or  55.3%, to $97.3 million for the quarter ended September 30, 2004, from net sales of $62.7 million for the quarter ended September 30, 2003. Net sales increased by approximately $60.4 million, or 29.7%, to $263.8 million for the nine months ended September 30, 2004 from net sales of $203.4 million for the same period in 2003.  These increases in net sales were primarily a function of both higher sales volumes, especially in the Company's coated steel and painted products, as well as increases in selling price due to the recent rise in overall steel prices.

Income from operations as a percentage of net sales increased to 12.0% of net sales for the quarter ended September 30, 2004 from 7.1% in the third quarter a year ago. For the nine months ended September 30, 2004, income from operations as a percentage of net sales increased to 11.4% from 9.4% for the comparable 2003 period.  These increases in operating margin were due primarily to higher volumes and selling prices, combined with successful cost control measures.  The increases in operating margins were partially offset by increased raw material costs and increased incentive based compensation costs.

Building Products

Net sales in the quarter ended September 30, 2004 increased to $142.4 million, or 15.4%, from net sales of $123.4 million in the third quarter of 2003.  Net sales increased to $388.5 million for the nine months ended September 30, 2004 from net sales of $303.7 million for the same period in 2003, an increase of $84.8 million or 27.9%.  The increase in net sales during the quarter was due primarily to increased volumes and selling prices together with the addition of net sales of Renown (acquired January 1, 2004) and Portals Plus (acquired August 13, 2004).   The increase in the net sales for the nine months ended September 30, 2004 were also favorably impacted by increased volumes and pricing plus the addition of net sales for Renown and Portals Plus as well as Air Vent (acquired May 1, 2003) and Construction Metals (acquired April 1, 2003).  The increase in sales volume was due primarily to improved market and sales penetration, which resulted from new and innovative product offerings, as well as improved supply solutions for customers. The increase in selling prices for the current quarter and nine months were the result of the Company's ability to pass on a portion of raw material cost increases to their customers.

Income from operations as a percentage of net sales increased to 15.6% for the quarter ended September 30, 2004 from 12.9% a year ago.  For the nine months ended September 30, 2004, income from operations as a percentage of net sales increased to 13.7% from 10.5% for the same period in 2003.  The increase in operating margins in the quarter were due to volume and selling price increases, partially offset by increased raw material costs.  The increase in operating margin percentage was partially offset by increased incentive based compensation costs.  The increase in operating margin for the nine months was due primarily to volume and selling price increases combined with higher margins from the Construction Metals and Air Vent acquisitions, partially offset by increased raw material costs and increased incentive-based compensation costs.

Thermal Processing

In the third quarter of 2004, net sales increased by approximately $17.0 million to $39.0 million from net sales of $22.0 million for the quarter ended September 30, 2003, an increase of 77.6%.  Net sales in the nine months ended September 30, 2004 increased by approximately $30.0 million, or 45.6%, to $96.0 million from net sales of $65.9 million in the same period in 2003.  The increase in net sales for the quarterly and nine month periods ended September 30, 2004 were due primarily to the improvements in the overall general economy, combined with the addition of the net sales from the SCM acquisition, which approximated $14.5 million and $19.7 million for the three and nine month periods, respectively.

Income from operations as a percentage of net sales increased to 8.7% for the quarter ended September 30, 2004 from 7.8% in the third quarter of 2003.  For the nine months ended September 30, 2004, income from operations as a percentage of net sales increased to 12.7% compared to 10.6% for the same period in 2003.  These increases in operating margin percentage were due primarily to increased operating levels and production volumes combined with improved fixed cost absorption levels partially offset with lower operating margins at SCM, due to the sale of inventory acquired with SCM that was marked to fair value during the purchase price allocation.

Outlook

The outlook for the quarter ended December 31, 2004 is favorable in comparison to the quarter ended December 31, 2003.  The Company believes it is positioned to benefit from many of its internal growth initiatives and cost reduction programs, as well as the many operational improvements recently put in place. In addition, demand for the Company's products remains strong in light of the general overall economic trends and the relatively strong outlook in the housing and automotive markets.

To date, the Company has been successful in managing material cost increases through increases in selling prices. However, the Company cannot assure that if material costs and related cost pressures continue, it will be able to pass these increases along to its customers.

In 2004, the Company will realize a full year's worth of sales and earnings from the 2003 acquisitions of Construction Metals and Air Vent.  Also, the results of Renown, since its acquisition in January 2004, SCM, since its acquisition in June 2004, and Portals Plus, since its acquisition in August 2004, will be included in the Company's sales and earnings for the remainder of 2004.   In addition, the Company is continuously evaluating numerous acquisition opportunities, and the Company's recent stock offering provides it with the increased resources and financial flexibility to capitalize on such opportunities.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

The Company's shareholders' equity increased by approximately $49.6 million or 12.6%, to $443.7 million, at September 30, 2004.  This increase in shareholder's equity was primarily due to net income of $41.0 million, the receipt of $5.0 million in net proceeds from the issuance of common stock, as well as proceeds of $4.1 million from the exercise of stock options, partially offset by the declaration of approximately $2.9 million in shareholder dividends.

During the first nine months of 2004, the Company's working capital (inclusive of the impact of working capital acquired from the 2004 acquisitions), increased by approximately $70.7 million, or 46.9%, to approximately $221.4 million. This increase in working capital was primarily the result of increases in accounts receivable and inventory levels of $66.8 million and $69.9 million, respectively.   The increase in inventory levels were the result of increased material costs, the acquisition of Renown, SCM and Portals Plus in 2004, and increased sales.  The increase in accounts receivable was the result of increased sales and the aforementioned acquisitions.  These increases in working capital were offset by increases in accounts payable and accrued expenses which aggregated $53.5 million and reductions in cash and cash equivalents of approximately $18.0 million.

On August 13, 2004, the Company acquired the outstanding stock of Portals Plus Incorporated and its affiliate companies, Roofing, Products and Systems Corporation and J.L.R. Services Inc., for approximately $14.6 million in cash for the acquisition, which included direct acquisition costs.   On June 1, 2004, the Company purchased the assets of the Copper Powder Division of SCM Metals Products, Inc.  The Company paid approximately $42.9 million in cash for the acquisition, which included direct acquisition costs.

Net cash used in operating activities for the nine months ended September 30, 2004 was approximately $0.8 million and was primarily the result of net income of $41.0 million combined with depreciation and amortization of $18.3 million, the provision for deferred income taxes of $3.7 million, increases in accounts payable and accrued expenses of $48.8 million, offset by an increase in accounts receivable and inventories of $51.0 million and $60.0 million, respectively.

The Company realized net proceeds of $5.0 million from the issuance of common stock and cash generated from the proceeds of long-term debt of $85.4 million, which included $25.0 million in new term debt, and $4.1 million generated by the exercise of stock options.  These resources together with the cash on hand at the beginning of the year were used to pay down $27.5 million of the Company's revolving credit debt, to fund current operations, acquisitions of $65.0 million (net of cash acquired), capital expenditures of $17.0 million and pay cash dividends of $2.7 million.  Capital spending for the balance of the year is expected to be in a range of $3.0 to $4.0 million.

The Company's revolving credit facility, which expires in September 2007, provides for an aggregate borrowing limit of up to $290 million.  Additionally, the revolving credit facility contains a $10 million expansion feature at the Company's option, subject to approval by participating financial institutions. Borrowings thereunder are secured with the Company's accounts receivable, inventories and personal property and equipment. At September 30, 2004, the Company had used approximately $178 million of the revolving credit facility, resulting in $112 million in availability.  At September 30, 2004, the Company had interest rate swap agreements outstanding which effectively converted $50 million of borrowings under its revolving credit agreement to fixed interest rates ranging from 5.47% to 6.18%.  Additional borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate.  At September 30, 2004, additional borrowings under the revolving credit facility aggregated approximately $128 million.  The weighted average interest rate of these additional borrowings was 3.49% at September 30, 2004.

The Company's revolving credit facility contains various debt covenants.  At September 30, 2004 the Company was in full compliance with all covenants.

In 2002, the Company entered into a $50.0 million private placement of debt with The Prudential Insurance Company of America, which consists of a $25.0 million senior secured note bearing interest at 7.35% annually, due on July 3, 2007 and a $25.0 million senior subordinated note, bearing interest at 8.98% annually, due on January 3, 2008.  At September 30, 2004, the total principal balance of the private placement debt aggregated $50.0 million, none of which is due within the current fiscal year.

In June 2004, the Company entered into a $75.0 million private placement of debt with The Prudential Insurance Company of America.  This senior secured note bears interest at 5.75% annually and has a seven year term with no payments due before maturity.  The Company drew down $25.0 million at the inception of the note and will draw down the remaining $50.0 million at specified dates and amounts which coincide with the expiration of the interest rate swap agreements currently outstanding under the Company's existing revolving credit facility.  The initial $25.0 million borrowing under this note was used to pay down a portion of the existing revolving credit facility.

In January 2004, the underwriters of the Company's December 2003 common stock offering exercised their over-allotment option, and purchased an additional 321,938 shares of the Company's common stock at $16.50 per share.  Net proceeds to the Company from the purchase of these additional shares were approximately $5.0 million and were used to further reduce the Company's outstanding debt.

For the remainder of 2004, the Company continues to focus on maximizing positive cash flow and working capital management. The Company is currently examining ways to optimize its existing capital structure, particularly the debt component, in light of the Company's long-term growth and acquisition initiatives. The Company is looking to put in place a capital structure which provides the Company with the capability to engage in larger and potentially more complex acquisitions, while still providing the flexibility to run the day-to-day operations of the business. Additionally, the Company broadly estimates the cost of Sarbanes-Oxley compliance, which does not include internal resources, will approximate $3.0 million for the upcoming year-ending December 31, 2004. As of September 30, 2004, the Company believes that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.

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

Intangible assets with estimable useful lives are amortized to their residual values over those estimated useful lives in proportion to the economic benefit consumed.

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

Related Party Transactions

In connection with the acquisition of Construction Metals in April 2003, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes are payable to the former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of approximately $2.9 million per note, beginning on April 1, 2004, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  Accrued interest and interest expense related to these notes payable was approximately $138,000 as of September 30, 2004 and $506,000 for the nine months ended September 30, 2004.  At September 30, 2004, the current portion of these notes payable aggregated approximately $5.8 million.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties.  Rental expense associated with these related party operating leases aggregated approximately $876,000 for the nine months ended September 30, 2004.

Forward-Looking Information - Safe Harbor Statement

Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company's business, and management's beliefs about future operating results and financial position. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions.  Statements by the Company, other than historical information, constitute "forward looking statements" as defined within the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements. Factors that could affect these statements include, but are not limited to, the following: the impact of the availability and the effects of changing steel prices on the Company's results of operations; changes in raw material pricing and availability; changing demand for the Company's products and services; risks associated with the integration of acquisitions; and changes in interest or tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions.

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

g.        Exhibit 10.1 - Senior Secured Note Purchase Agreement between the Company and The Prudential Insurance Company of America.

6(b)   Reports on Form 8-K.

a.        The Company filed a report on Form 8-K on April 29, 2004, that included the transcript of the Company's conference call for investors that was held on April 27, 2004 reporting the Company's results of operations for the first quarter ended March 31, 2004.

b.        The Company filed a report on Form 8-K on July 2, 2004 that included the Company's press release dated June 28, 2004 increasing the expectation for second quarter earnings.

c.        The Company filed a report on Form 8-K on July 29, 2004 that included the Company's press release dated July 28, 2004 reporting the Company's results of operations for second quarter ended June 30, 2004.

d.        The Company filed a report on Form 8-K on August 2, 2004 that included the transcript of the Company's conference call for investors that was held July 29, 2004 reporting the Company's results of operations for second quarter ended June 30, 2004.

e.       The Company filed a report on Form 8-K on August 24, 2004 that included the Company's notice of a temporary suspension of trading under the registrant's employee benefit plans to allow transfer of information to the new service provider dated August 24, 2004 reporting the Blackout period for the Directors and Executive officers of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     GIBRALTAR INDUSTRIES, INC.

                                                                         (Registrant)

/s/ Brian J. Lipke
Brian J. Lipke
Chief Executive Officer and Chairman of the Board

/s/ Henning Kornbrekke
Henning Kornbrekke
President

/s/ David W. Kay
David W. Kay
Executive Vice President, Chief Financial Officer,
and Treasurer

Date:  November 8, 2004