Form 10-K
period 2004-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2005-03-11
CIK 912562

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

      (Mark One)
                ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2004
OR
(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period From ______ to ______
Commission File Number 0-22462

GIBRALTAR INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	16-1445150
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

3556 Lake Shore Road, P.O. Box 2028, Buffalo, NY	14219-0228
(address of principal executive offices)	(zip code)
(716) 826-6500 (Registrant's telephone number, including area code)
Gibraltar Steel Corporation
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X  No

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on June 30, 2004, the last business day of the registrant's most recently completed second quarter, was approximately $518 million.

As of February 21, 2005, the number of common shares outstanding was: 29,671,780.
  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders
are incorporated by reference into Part III of this report.

Exhibit Index is on Page 63

PART I

Item 1.              Description of Business

General

The Company is a processor, manufacturer and distributor of a broad array of high value-added, high margin products and services.  The Company utilizes any one or a combination of several different processes at each of its operating facilities to add margin and value to raw materials acquired from primary steel and other metal producers.  Underlying each of these processes and services is a common set of core competencies in manufacturing, processing and distribution.  These core competencies are the foundation upon which all the Company's operations and products and services are based.

The Company is organized into three reportable segments - Processed Metal Products, Building Products and Thermal Processing.  The Processed Metal Products segment produces a wide variety of cold-rolled strip steel products, coated sheet steel products, strapping products and powdered metal products in 17 facilities in 8 states.  The Company's processed cold-rolled strip steel products comprise a part of the cold-rolled sheet steel market that is defined by more precise widths, improved surface conditions, more diverse chemistry and tighter gauge tolerances than are supplied by primary manufacturers of flat-rolled steel products.  The Company's cold-rolled strip steel products are sold primarily to manufacturers in the automotive, automotive supply, power and hand tool and hardware industries, as well as to other customers who demand critical specifications in their raw material needs.  The Company's coated steel products, which include galvanized, galvalume and pre-painted sheet products, are sold primarily to the commercial and residential metal building industry for roofing and siding applications.  The Company's heavy duty steel strapping products are used to close and reinforce packages such as cartons and crates for shipping.  The Company's non-ferrous powdered metal products are sold to manufacturers in the automotive, aerospace, electronics and consumer products industries.  The Company also operates two material management facilities that link primary steel producers to end-user manufacturers.

The Building Products segment, comprised of 42 facilities in 21 states and Canada, primarily includes the manufacturing and distribution of a wide variety of building and construction products.  Many of the Company's building products meet and exceed increasingly stringent building codes and insurance company requirements governing both residential and commercial construction.  Most of our businesses operate in niche markets and have high market share.  Most of our manufactured products have national presence and are innovative in their markets.  This segment's products are sold to major retail home centers, lumber and building material wholesalers, buying groups, discount stores, distributors, and general contractors engaged in residential, industrial and commercial construction.

The Thermal Processing segment operates 16 facilities in 10 states and Canada and provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required.

Note 16 of the Company's consolidated financial statements included in Item 8 herein provides information related to the Company's business segments in accordance with accounting principles generally accepted in the United States of America.

Recent Developments

In April 2003, the Company acquired Construction Metals, Inc. (Construction Metals).  As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company may be required to pay additional consideration if certain net sales levels as defined in the purchase agreement are achieved during the period from acquisition up to March 31, 2006. During the second quarter of 2004 a payment of $345,000 was made pursuant to the additional consideration, and was recorded as additional goodwill.

On January 6, 2004, the Company acquired Renown Specialties Company Ltd. (Renown), which operates a manufacturing facility in Thornhill, Ontario.  Renown is a designer, manufacturer and distributor of construction hardware products in Canada.  Note 2 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's acquisition of Renown.

In connection with the Company's 2003 common stock offering, the Company granted the underwriters an option to purchase additional shares of common stock to cover over-allotments.  In January 2004, the underwriters exercised a portion of this option and purchased an additional 321,938 shares of the Company's common stock at a price of $16.50 per share.  Net proceeds to the Company associated with the purchase of these additional shares aggregated approximately $5 million. Note 11 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's common stock offering.

On June 1, 2004, the Company acquired SCM Metal Products, Inc. (SCM), which operates a manufacturing facility in Research Triangle Park, North Carolina.  SCM manufactures, markets and distributes non−ferrous metal powder products to customers in a number of different industries, including the automotive, aerospace, electronics and consumer products industries. Note 2 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's acquisition of SCM.

On August 13, 2004 the Company acquired Portals Plus Incorporated and its affiliated companies, Roofing Products & Systems Corporation and J.L.R. Services, Inc. (Portals Plus), which operates two manufacturing facilities in Chicago, Illinois.  Portals Plus manufactures a diverse line of roofing products. Note 2 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's acquisition of Portals.

On October 4, 2004, the Board of Directors authorized a three−for−two common stock split in the form of a stock dividend. The stock dividend was distributed on October 29, 2004 to stockholders of record on October 15, 2004. All share and per share data in these financial statements give effect to the stock split, applied retroactively to all periods. Note 12 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's stock split.

On October 26, 2004, at a Special Meeting of Stockholders, the Company's stockholders authorized an amendment to the Company's Certificate of Incorporation to change the name of the Company from Gibraltar Steel Corporation to Gibraltar Industries, Inc. The name change became effective on October 27, 2004.

On January 27, 2005, the Company sold the assets of its Milcor subsidiary for approximately $42 million.  We do not expect to incur a material gain or loss from this transaction.

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

Processed Metal Products Segment
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

The Company's rolling facilities are further complemented by 17 high-convection annealing furnaces, which allow for shorter annealing times than conventional annealers.  Fourteen of the Company's furnaces and bases employ state-of-the-art technology, incorporating the use of a hydrogen atmosphere for the production of cleaner and more uniform steel.  As a result of the Company's annealing capabilities, it is able to produce cold-rolled strip steel with improved consistency in terms of thickness, hardness, molecular grain structure and surface.

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

Metal Powder Products.  The Company operates a manufacturing facility in Research Triangle Park, North Carolina that manufactures, markets and distributes nonferrous metal powder products to customers in a number of different industries, including the automotive, aerospace, electronics and consumer products industries.

Coated Steel Products.  The Company's coated steel products are used primarily in the building products and construction markets and include galvanized and galvalume, pre-painted cold rolled galvanized & galvalume, acrylic coated galvanized & galvalume and PVC coatings for spiral pipe.  Materials are available in an unlimited number of colors and coating qualities.  The Company's cold-rolled low carbon drawing steels and high strength low alloy steels are used primarily in the automotive market and are supplied to second and third tier automotive-stamping manufacturers.  In addition, one of the Company's two locations which produces coated steel products is ISO-900l registered.

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

Building Products Segment
The Building Products segment is the result of the acquisition of eleven synergistic businesses over the last eight years that are primarily, but not exclusively, manufacturers of metal products used in the residential and light commercial building market.  As a result, the Company operates 42 facilities throughout the United States and in Canada giving it a national base of operations to provide customer support, delivery, service and quality to a number of regional and nationally based customers, as well as providing the Company with manufacturing and distribution efficiencies.

The Company manufactures more than 5,000 products sold to lumber and building material wholesalers, buying groups, discount and major retail home centers, HVAC/roofing distributors and residential, industrial and commercial contractors.  The Company's product offerings include a full line of ventilation products and accessories; mailboxes; roof edging, underlayment and flashing; soffit; drywall corner bead; structural support products; coated coil stock; metal roofing and accessories; steel framing; rain-carrying systems, including gutters and accessories; bath cabinets; access doors; roof hatches and smoke vents; builders' hardware, shelving and closet rods; grilles and registers; diffusers; and fasteners, each of which can be sold separately or as an integral part of a package or program sale.

Many of the Company's products are used to integrate the architectural design and building process, improve the life expectancy and functionality of a structure or its components, including situations of severe weather or seismic activity, and facilitate compliance with increasingly stringent building codes and insurance company requirements.

The Company's building products are manufactured primarily from galvanized, galvalume and painted steel, anodized and painted aluminum, copper, brass, zinc and various plastic compounds.  These additional metal purchases, when added to the Company's existing Processed Metal Products segment purchases, enhance the Company's purchasing position due to the increased total volume and value added component of these purchases.

The Company's production capabilities allow it to process the wide range of metals and plastics necessary for manufacturing building products.  The Company's equipment includes automatic roll forming machines, stamping presses, shears, press brakes, paint lines, milling, welding, injection molding and numerous automated assembly machines.  All equipment is maintained through a constant preventative maintenance program, including in-house tool and die shops, allowing the Company to meet the demanding service requirements of many of its customers.

The Building Products segment has operating facilities located in Arizona, California, Colorado, Florida, Georgia, Illinois, Iowa, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Mexico, New Jersey, North Carolina, Ohio, Tennessee, Texas, Utah, Washington, Wisconsin and Ontario, Canada.

Thermal Processing Segment
The Company's Thermal Processing segment provides a wide range of metallurgical heat-treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants and other conditions to improve their mechanical properties, durability and wear resistance.  These processes include case-hardening, neutral-hardening and through-hardening, annealing, normalizing, vacuum hardening, carburizing, nitriding and brazing, as well as a host of other processes.  Thermal processing can harden, soften or otherwise impart desired properties to parts made of steel, aluminum, copper, powdered metals and various alloys and other metals.

The Company operates 16 thermal processing facilities in Alabama, Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Ontario, Canada.  The Company maintains a metallurgical laboratory at each facility with trained metallurgists providing a range of testing capabilities to add value to treated parts and enhance quality control.  Consistent quality control is maintained by application of a statistical process control system and QS-9000 or ISO-9001 registration.  In addition, 3 of the Company's thermal processing facilities are ISO-14001 registered.  The Company also maintains a fleet of trucks and trailers to provide rapid turnaround time for its customers.

Due to time and costs associated with transporting materials and customers' need for just-in-time delivery of thermal processed products, the commercial thermal processing industry has developed as a regional industry concentrated in major industrial areas of the country.  In addition, the commercial thermal processing industry has realized significant growth in recent years as many companies involved in the manufacture of metal components outsource their thermal processing requirements.

Quality Assurance

The Company places great importance on providing its customers with high-quality products for use in critical applications.  The Company carefully selects its raw material vendors and uses computerized inspection and analysis to ensure that the materials entering its production processes will be able to meet the most critical customer specifications.  To ensure these specifications are met, the Company uses documented procedures utilizing statistical process control systems linked directly to processing equipment to monitor all stages of production.  Physical, chemical and metallographic analyses are performed during the production process to verify that mechanical and dimensional properties, cleanliness, surface characteristics and chemical content are within specification.  In addition, all of the Company's facilities that provide services or products to the automotive industry, including 13 of the Company's thermal processing facilities, are QS-9000 registered.

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

Customers and Distribution

The Company has approximately 10,000 customers located throughout the United States, Canada and Mexico principally in the automotive, automotive supply, building and construction, steel, machinery and general manufacturing industries.    Major customers include automobile manufacturers and suppliers, building product distributors, and commercial and residential contractors.

During 2003 and 2004, one customer of the Company (The Home Depot), accounted for 10.7% and 11.1%, respectively,  of the Company's consolidated net sales.  No other customer represented 10% or more of the Company's consolidated net sales for 2003 and 2004.   No one customer of the Company represented 10% or more of the Company's consolidated net sales for 2002.

During 2002, one customer (General Motors) of the Company's Processed Metal Products segment accounted for 10.4%  of this segment's net sales.  No one customer of the Company's Processed Metal Products segment represented 10% or more of this segment's net sales for 2003 and 2004.  During 2002, 2003 and 2004, one customer (The Home Depot) of the Company's Building Products segment accounted for 18.5%, 20.3%, and 21.8% , respectively, of this segment's net sales.

No one other single customer accounted for more than 10% of the Company's Building Products segment net sales during this three year period.  No one customer of the Company's Thermal Processing segment represented 10% or more of this segment's net sales for 2002, 2003 and 2004.

The Company's Processed Metal Products and Building Products segments manufacture products to both customer order and inventory.  The Thermal Processing segment processes customer owned metal parts to various metallurgical thermal processing specifications.  Although the Company negotiates annual sales orders with the majority of its customers, these orders are subject to customer confirmation as to product amounts and delivery dates.

Competition

The metal processing market is highly competitive.  The Company competes with a small number of other metal  processors, some of which also focus on fully processed, high value-added metal products.  The Company competes on the basis of precision and range of achievable tolerances, quality, price and the ability to meet delivery schedules dictated by customers.

The Company competes with numerous suppliers of building products in its market based on the broad range of products offered, quality, price and delivery.

The Company competes with a small number of suppliers of thermal processing services in its market areas on the basis of processes offered, quality, price and delivery.

Employees

At December 31, 2004, the Company employed approximately 3,900 people, of which 622, or approximately 16%, are represented by collective bargaining agreements.

Seasonability

The Company's revenues are generally lower in the first and fourth quarters primarily due to customer plant shutdowns in the automotive industry due to due to holidays and model changeovers, as well as reduced activity in the building and construction industry due to inclement weather.

 Backlog

Because of the nature of the Company's products and the short lead time order cycle, backlog is not a significant factor in the Company's business.  The Company believes that substantially all of its firm orders existing on December 31, 2004 will be shipped prior to the end of 2005.

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

Item 2.              Description of Properties

The Company maintains its corporate headquarters in Buffalo, New York and conducts business operations in facilities located throughout the United States

The Company believesthat its primary existing facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate its capacity needs through 2005.

Location	Utilization	Square Footage
Corporate
Buffalo, New York	Headquarters	24,490	*
Processed Metal Products
Cheektowaga, New York	Cold-rolled strip steel processing and strapping products	148,000
Tonawanda, New York	Cold-rolled strip steel and precision metals processing	128,000
Cleveland, Ohio	Cold-rolled strip steel processing	259,000
Ithaca, New York	Warehouse	24,000	*
Durham, North Carolina	Administrative office and powdered metal processing	148,000
Dearborn, Michigan	Strapping tool products	3,000
Lackawanna, New York	Materials management facility	65,000
Woodhaven, Michigan	Materials management facility	100,000
Franklin Park, Illinois	Precision metals processing	99,000
Birmingham, Alabama	Precision metals processing	99,712	*
Brownsville, Texas	Warehouse	15,000	*
Building Products
Jacksonville, Florida	Administrative office and building products manufacturing	261,400	*
Miami, Florida	Building products manufacturing	60,000	*
Nashville, Tennessee	Building products manufacturing	37,560	*
Lakeland, Florida	Warehouse	53,154	*
San Antonio, Texas	Administrative office and building products manufacturing	125,000	*
Houston, Texas	Building products manufacturing	48,000	*
Vidalia, Georgia	Warehouse	34,000	*
Taylorsville, Mississippi	Administrative office and building products manufacturing	54,215
Taylorsville, Mississippi	Building products manufacturing	237,112
Enterprise, Mississippi	Building products manufacturing	198,154
Appleton, Wisconsin	Administrative office and building products manufacturing	100,262
Appleton, Wisconsin	Building products manufacturing	42,582
Montgomery, Minnesota	Administrative office and building products manufacturing	170,000
Livermore, California	Building products manufacturing	101,000	*
Rancho Cucamonga, California	Warehouse	20,640	*
North Wilkesboro, N. Carolina	Warehouse	22,950	*
Hainesport, New Jersey	Warehouse	25,805	*
Denver, Colorado	Administrative office and building products manufacturing	89,560	*
Omaha, Nebraska	Warehouse	18,500	*
Denver, Colorado	Warehouse	29,422	*
Largo, Florida	Administrative office and building products manufacturing	100,000
Signal Hills, California	Administrative office and building products manufacturing	10,000	*
Lima, Ohio	Administrative office and building products manufacturing	203,000
Coopersville, Michigan	Administrative office and building products manufacturing	246,000
Ontario, California	Administrative office and warehouse	41,140	*
Fontana, California	Building products manufacturing	37,500	*
Las Vegas, Nevada	Warehouse	8,750	*
Hayward, California	Warehouse	20,500	*
Denver, Colorado	Warehouse	11,232	*
Kent, Washington	Warehouse	31,500	*
Escondido, California	Warehouse	9,200	*
Salt Lake City, Utah	Warehouse	11,760	*
Albuquerque, New Mexico	Warehouse	8,275	*
Sacramento, California	Warehouse	41,160	*
Phoenix, Arizona	Warehouse	27,947	*
Dallas, Texas	Administrative office and building products manufacturing	128,476	*
Clinton, Iowa	Building products manufacturing	100,000
Lincolnton, N. Carolina	Building products manufacturing	63,925
Peoria, Illinois	Sales office	1,610	*
Bensenville, Illinois	Administrative office and building products manufacturing	38,000	*
Bensenville, Illinois	Administrative office and building products manufacturing	85,000	*
Thornhill, Ontario	Administrative office and building products manufacturing	60,500	*
Thermal Processing
Fountain Inn, S. Carolina	Thermal processing	82,400
Reidsville, N. Carolina	Thermal processing	53,500
Morristown, Tennessee	Thermal processing	24,200
Conyers, Georgia	Thermal processing	18,700	*
Athens, Alabama	Thermal processing	20,000
Coldwater, Michigan	Administrative office and thermal processing	89,000
Fairfield, Ohio	Administrative office and thermal processing	49,467	*
Benton Harbor, Michigan	Administrative office and thermal processing	55,000
Greensburg, Indiana	Administrative office and thermal processing	30,000
South Bend, Indiana	Administrative office and thermal processing	33,000
Rockford, Illinois	Administrative office and thermal processing	40,000
Northlake, Illinois	Administrative office and thermal processing	200,000
St. Marys, Pennsylvania	Administrative office and thermal processing	50,100
Saginaw, Michigan	Administrative office and thermal processing	60,000	*
Kitchener, Ontario	Administrative office and thermal processing	88,898
Kitchener, Ontario	Thermal processing	47,868

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

Item 4.              Submission of Matters to a Vote of Security Holders

On October 26, 2004, at a Special Meeting of Stockholders, the Company's stockholders authorized an amendment to the Company's Certificate of Incorporation to change the name of the Company from Gibraltar Steel Corporation to Gibraltar Industries, Inc. The number of votes cast for, against, and withheld for this amendment were 28,584,052, 10,653 and 537, respectively.  The name change became effective on October 27, 2004.

PART II

Item 5.              Market for Common Equity and Related Stockholder Matters

As of December 31, 2004, there were 122 shareholders of record of the Company's common stock.  However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees

The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ") under the symbol "ROCK."  The following table sets forth the high and low sale prices per share for the Company's common stock for each quarter of 2004 and 2003 as reported on the NASDAQ National Market.  Prices set forth below have been adjusted to reflect a three-for-two stock split effectuated in the form of a stock dividend paid on October 29, 2004.

	2004		2003
	High	Low	High	Low
Fourth Quarter	$26.91	$20.46	$18.21	$14.53
Third Quarter	24.80	19.51	16.15	13.33
Second Quarter	23.73	16.32	14.19	11.10
First Quarter	16.98	14.15	13.65	11.14

The Company declared dividends of $.030 per share in the first quarter of 2004, $.033 per share in the second and third quarters of 2004, and $.050 per share in the fourth quarter of 2004.  The Company declared dividends of $.027 per share in the first quarter of 2003 and $.030 in each of the second, third and fourth quarters of 2003.

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

The following table summarizes information concerning securities authorized for issuance under the Company's stock option plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	397,015	$12.06	2,478,750
Equity compensation plans not approved by security holders	-	-	-
Total	397,015	$12.06	2,478,750

(1)   Consists of the Company's non-qualified stock option plan, 1993 incentive stock option plan (which expired in 2003) and 2003 incentive stock option plan. Note 14 of the Company's consolidated financial statements included in Item 8 herein provides additional information regarding the Company's stock option plans.

Item 6. Selected Financial Data
(in thousands, except per share data)
	Year Ended December 31,
	2004	2003	2002	2001	2000

Net sales	$1,014,664	$758,261	$645,114	$616,028	$677,540
Income from operations	92,646	58,117	49,601	37,482	59,135
Interest expense	14,243	14,252	10,403	16,446	18,942
Income before income taxes	83,249	44,550	39,757	21,063	40,950
Income taxes	32,467	17,597	15,903	8,530	16,585
Net income	50,782	26,953	23,854	12,533	24,365

Net income per share-Basic	$1.73	$1.12	$1.04	$.66	$1.29
Weighted average shares
outstanding-Basic	29,362	24,143	22,921	18,886	18,865

Net income per share-Diluted	$1.72	$1.11	$1.02	$.65	$1.28
Weighted average shares
outstanding-Diluted	29,596	24,387	23,279	19,159	19,028

Cash dividends per common share	$.146	$.117	$.103	$.090	$.077

Current assets	$379,607	$249,450	$202,994	$166,615	$187,594
Current liabilities	137,352	98,756	64,748	61,551	55,187
Total assets	957,701	777,743	576,568	535,040	556,046
Total debt	310,039	242,250	166,932	212,275	255,853
Shareholders' equity	453,743	394,181	293,117	218,347	208,348

Capital expenditures	$25,196	$22,571	$15,995	$14,344	$19,619
Depreciation	23,653	21,644	19,927	18,976	17,212
Amortization	1,376	804	554	4,510	3,976

Item 7.              Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

Overview

The consolidated financial statements present the financial condition of the Company as of December 31, 2004 and 2003, and the consolidated results of operations and cash flows of the Company for the years ended December 31, 2004, 2003 and 2002.

The Company is organized into three reportable segments - Processed Metal Products, Building Products and Thermal Processing.  The Company also held equity positions in two joint ventures as of December 31, 2004.

The Processed Metal Products segment produces a wide variety of cold-rolled strip steel products, coated sheet steel products, powdered metal products and strapping products.  This segment primarily serves the automotive industry's leaders, such as General Motors, Ford, Chrysler, and Honda. This segment also serves the  automotive supply and commercial and residential metal building industry, as well as the power and hand tool and hardware industries.  During 2004, the Company strengthened its Processed Metal Products segment through its acquisition of  SCM Metal Products, Inc. (acquired June 1, 2004) which added approximately $34.8 million to the Company's consolidated net sales for 2004.  The automotive market is a very important part of the Company's Processed Metal Products segment. In 2005, the Company plans to continue its longstanding relationships with the domestic automotive manufacturers, as well as enhance its present relationships with the transplant automobile manufacturers and their suppliers.

The Building Products segment processes sheet steel to produce a wide variety of building and construction products. This segment's products are sold to major retail home centers, such as The Home Depot, Lowe's, Menards, and Wal-Mart. During 2004, the Company strengthened its position in the Building Products market through the acquisitions of Renown (acquired January 1, 2004) and Portals Plus (acquired August 13, 2004). These strategic acquisitions enabled the Company to broaden its geographic markets, solidify product offerings, strengthen customer relationships and added approximately $15.2 million to the Company's consolidated net sales for 2004.  In 2005, the Company believes the ongoing trend of increased use of metal building products will continue because of favorable environmental characteristics, cost efficiency and architectural design enhancements.

The Thermal Processing segment provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required. This segment services such customers as General Motors, Ford, Eaton Corporation, Dana Corporation, and International Truck.   In 2005, the Company believes the growing trend in the outsourcing of thermal processing operations will continue and that its thermal processing facilities are strategically located to meet the needs of customers from a geographically diverse base of operations.

The following table sets forth the Company's net sales by reportable segment for the period ending December 31:

		(in thousands)
	2004	2003	2002
Net sales
Processed metal products	$395,287	$268,512	$272,796
Building products	515,725	400,412	292,161
Thermal processing	103,652	89,337	80,157
Total consolidated net sales	$1,014,664	$758,261	$645,114

Results of Operations

Year Ended 2004 Compared to Year Ended 2003

Consolidated

Net sales increased by approximately $256.4 million, or 33.8%, to $1,014.7 million in 2004, from net sales of $758.3 million in 2003.  The increase in net sales was due to expanded sales penetration achieved through the Company's national manufacturing, marketing and distribution capabilities, as well as through new product offerings, design enhancements on existing product lines and new market opportunities, the increased cost of steel and other metals that the Company processes that were passed to our customers, and the addition of net sales of Renown (acquired January 1, 2004), SCM (acquired June 1, 2004), Portals Plus (acquired August 13, 2004), and a full year's results from Construction Metals (acquired April 1, 2003) and Air Vent (acquired May 1, 2003), which contributed approximately $91.0 million in additional sales in 2004.

Cost of sales increased by approximately $194.1 million, or 31.8%, to $804.9 million in 2004, from cost of sales of $610.8 million in 2003.  The dollar-for-dollar increase in 2004 cost of sales was primarily due to higher sales volume resulting from the expanded penetration noted above, along with the increased cost of steel and other metals used in our products.  The 2004 acquisition of Renown, SCM and Portals Plus, and a full year's results from Construction Metals and Air Vent contributed $69.2 million of the increase in cost of sales. Cost of sales as a percentage of net sales decreased to 79.3% in 2004 from 80.6% in 2003. The slight decrease in cost of sales as a percentage of net sales in 2004 was the result of an increase in raw material costs, partially offset by lower labor, fringes and transportation costs as a percentage of net sales when compared to 2003.

Selling, general and administrative expenses increased by approximately $27.8 million, or 31.1%, to $117.1 million in 2004, from selling, general and administrative expenses of $89.3 million in 2003. The dollar-for-dollar increase in 2004 selling, general and administrative expenses was due primarily to the addition of costs from Renown, SCM and Portals Plus acquisitions, a full year expenses for Construction Metals and Air Vent, increased costs of compliance with the provisions of the Sarbanes-Oxley Act, increased incentive compensation, and increased advertising and commissions. Selling, general and administrative expenses as a percentage of net sales decreased to 11.5% in 2004 from 11.8% in 2003.  This decrease was the result of increased sales in the current year.

 Interest expense of $14.2 million for 2004 was comparable to interest expense for 2003.

Equity in partnerships income increased $4.2 million in 2004 from $685,000 in 2003.  The increase is the result of a full year of earnings from our investment in Gibraltar DFC Strip Steel LLC (investment made in December 2003).

As a result of the above, income before taxes increased by $38.7 million, or 86.9%, to $83.2 million in 2004 from income before taxes of $44.6 million in 2003.

Income taxes approximated $32.5 million in 2004, based on a 39.0% effective rate compared with a 39.5% effective rate in 2003.

Segment Information

Processed Metal Products - Net sales increased by approximately $126.8 million, or 47.2%, to $395.3 million in 2004, from net sales of $268.5 million in 2003.  This increase was primarily a function of higher sales volume, particularly in the Company's coated steel and painted products, as well as increases in selling price due to the rise in overall metals prices during 2004, along with the addition of SCM, which added approximately $34.8 million to the segment's net sales in 2004.

Income from operations increased by approximately $18.4 million, or 72.8%, to $43.6 million in 2004, compared to income from operations of $25.2 million in 2003.  Operating margin increased to 11.0% of net sales in 2004 compared to 9.4% in 2003, primarily due to lower labor, transportation and workers' compensation costs, partially offset by increased materials costs as a percentage of net sales.

Building Products - Net sales increased by approximately $115.3 million, or 28.8%, to $515.7 million in 2004, from net sales of $400.4 million in 2003.  The increase in net sales was the result of expanded sales penetration through both new and redesigned product offerings as well as new market opportunities and the addition of the net sales of Renown and Portals Plus, and a full year's results from Construction Metals and Air Vent, which resulted in additional sales of $55.3 million in 2004.

Income from operations increased by approximately $22.0 million, or 54.9%, to $62.2 million in 2004, compared to income from operations of $40.1 million in 2003.  Operating margin increased to 12.1% of net sales in 2004, compared to 10.0% in 2003 primarily due to due to lower labor, transportation, health care and workers' compensation costs, partially offset by increased materials costs as a percentage of net sales.

Thermal Processing - Net sales increased by approximately $14.3 million, or 16.0%, to $103.7 million in 2004 from net sales of $89.3 million in 2003.  The increase in net sales was due primarily to improvements to the overall economy during the year.

Income from operations increased by approximately $4.3 million, or 46.3%, to $13.7 million in 2004 compared to income from operations of $9.4 million in 2003.  Operating margin increased to 13.2% of net sales in 2004, compared to 10.5% of net sales in 2003 primarily due to increased through put in our facilities.

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

Cost of sales increased by approximately $92.4 million, or 17.8%, to $610.8 million in 2003, from cost of sales of $518.4 million in 2002. The dollar−for−dollar increase in 2003 cost of sales was primarily due to higher sales volume as a result of the B&W Heat Treating, Construction Metals and Air Vent acquisitions.  Cost of sales as a percentage of net sales increased to 80.6% in 2003 from 80.4% in 2002. The slight increase in cost of sales as a percentage of net sales in 2003, was the result of an increase in raw material, utility, workers' compensation and transportation costs, as well as increases in fringe benefit costs as a percentage of net sales when compared to 2002.

Selling, general and administrative expenses increased by approximately $12.2 million, or 15.8%, to $89.3 million in 2003, from selling, general and administrative expenses of $77.1 million in 2002. The dollar−for−dollar increase in 2003 selling, general and administrative expenses was due primarily to the addition of costs from the 2003 acquisitions. Selling, general and administrative expenses as a percentage of net sales decreased to 11.8% in 2003 from 12.0% in 2002. This decrease was primarily due to the impact of the Company's recent acquisitions, which have lower selling, general and administrative costs as a percentage of net sales than the Company's existing operations.

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

Income from operations decreased by approximately $7.1 million, or 21.9%, to $25.2 million in 2003, compared to income from operations of $32.3 million in 2002. Operating margin decreased to 9.4% of net sales in 2003 compared to 11.8% in 2002, primarily due to higher raw material, transportation, and workers compensation costs as well as increases in fringe benefit costs as a percentage of lower net sales.

Building Products −Net sales increased by approximately $108.3 million, or 37.1%, to $400.4 million in 2003, from net sales of $292.2 million in 2002. The increase in net sales was due primarily to the addition of net sales of Construction Metals (acquired April 1, 2003) and Air Vent (acquired May 1, 2003), which contributed approximately $82.4 million in additional net sales in 2003. The remaining increase in net sales was the result of expanded sales penetration through both new and redesigned product offerings as well as new market opportunities.

Income from operations increased by approximately $18.8 million, or 88.1%, to $40.1 million in 2003, compared to income from operations of $21.3 million in 2002. Operating margin increased to 10.0% of net sales in 2003, compared to 7.3% in 2002 primarily due to higher income from operations of the 2003 acquisitions, and was partially offset by increases in raw material costs during 2003.

Heat Treating −Net sales increased by approximately $9.2 million, or 11.5%, to $89.3 million in 2003 from net sales of $80.2 million in 2002. This increase was due primarily to the addition of a full year of net sales of B&W Heat Treating (acquired July 1, 2002), which contributed approximately $5.5 million in additional net sales in 2003. The remaining increase in net sales was primarily the result of increased sales penetration by the Company's new brazing operation in Fairfield, Ohio.

Income from operations decreased by approximately $.5 million, or 5.2%, to $9.4 million in 2003, compared to income from operations of $9.9 million in 2002.  Operating margin decreased to 10.5% of net sales in 2003, compared to 12.4% of net sales in 2002 primarily due to higher material, utility and workers' compensation costs, as well as increases in fringe benefit costs.

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

The Company's most critical accounting policies include: valuation of accounts receivable, which impacts general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; revenue recognition, which impacts revenue; acquisition related assets and liabilities, which impacts purchase price allocation; and the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets.  Management reviews the estimates, including, but not limited to, the allowance for doubtful accounts and inventory reserves on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations.  The reviews are performed regularly and adjustments are made as required by current available information.  Management believes these estimates are reasonable, but actual results could differ from these estimates.

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

Revenue is recognized when products are shipped or service is provided, the customer takes ownership and assumes the risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Sales returns, allowances and customer incentives are treated as reductions to sales and are provided for based on historical experience and current estimates.

Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets and the significant number of business acquisitions that we have completed, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

Intangible assets with estimable useful lives (which consist primarily of customer lists, non-competition agreements and unpatented technology) are amortized to their residual values over those estimated useful lives in proportion to the economic benefit consumed.

Long-lived assets with estimated useful lives are depreciated to their residual values over those useful lives in proportion to the economic value consumed.  Long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and exceeds its fair market value.  This circumstance exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by discounted cash flow method or in the case of negative cash flow, an independent market appraisal of the asset

Goodwill is tested annually, or sooner if indicators of impairment exist, for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value.  A reporting unit is either the same as, or one level below, an operating segment.  The primary valuation method for determining the fair value of the reporting unit is a discounted cash flows analysis.  If the goodwill is indicated as being impaired (the fair value of the reporting unit is less than the carrying amount), the fair value of the reporting unit would then be allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill.  This implied fair value of the reporting unit goodwill would then be compared with the carrying amount of the reporting unit goodwill and, if it is less, the Company would then recognize an impairment loss.

The projection of future cash flows for the goodwill impairment analysis requires significant judgments and estimates with respect to future revenues related to the assets and the future cash outlays related to those revenues.  Actual revenues and related cash flows, changes in anticipated revenues and related cash flows or use of different assumptions or discount rates could result in changes in this assessment.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

The Company's shareholders' equity increased by approximately $59.6 million or 15.1%, to $453.7 million, at December 31, 2004.  This increase was primarily due to net income of $50.8 million, including earnings from the Company's 2004 acquisitions, the receipt of $5.0 million in net proceeds from the Company's common stock offering in January 2004, as well as proceeds of $4.5 million from the exercise of stock options.

During 2004, the Company's working capital increased $91.6 million, or 60.8%, to approximately $242.3 million.  The increase in working capital was primarily the result of an increase in inventory of $99.7 million, driven by the current year acquisitions of Renown, SCM and Portals Plus and increases in raw material cost, and accounts receivable of $43.4 million, as a result of increased sales and the aforementioned acquisitions, partially offset by increases in accounts payable of $20.9 million, due to the current year acquisitions and increased material costs, and accrued expenses of $22.9 million due to increased incentive compensation, rebates, and federal taxes payable, along with a decrease in cash of $18.1 million.  The remaining change in working capital was primarily the result of increases in other current assets of $5.2 million, and a decrease in the current portion of long-term debt of $5.2 million.

The Company purchased all of the outstanding capital stock of Renown on January 12, 2004, and Portals Plus on August 13, 2004 and purchased the assets of SCM on June 1, 2004.  The Company paid approximately $65.5 million in cash for these acquisitions.

The Company's primary source of liquidity is its revolving credit facility and term notes.  Net cash used in operating activities for the year ended December 31, 2004 was $2.0 million and primarily represents net income plus non-cash charges for depreciation and amortization and changes in working capital positions.  Net cash used in operating activities in 2004 was due primarily to net income of $50.8 million combined with depreciation and amortization of $25.0 million, the provision for deferred income taxes of $6.8 million, increases in inventories of $89.6 million, accounts receivable of $27.7 million, other assets of $4.0 million partially offset by increases in accounts payable and accrued expenses of $38.1 million.

The net borrowings of $67.3 million and net proceeds from the issuance of common stock of $9.6 million, along with cash on hand at the beginning of the period were used to fund current operations, the acquisitions of Renown, SCM and Portals of $65.5 million (net of cash acquired), capital expenditures of $25.1 million and pay dividends of $3.7 million.

The Company's revolving credit facility, which expires in June 2007, provides an aggregate borrowing limit of $290.0 million.  Additionally, the revolving credit facility contains a $10.0 million expansion feature at the Company's option, subject to approval by the participating financial institutions.  Borrowings thereunder are secured with the Company's accounts receivable, inventories and personal property and equipment.  At December 31, 2004, the Company had used approximately $157.6 million of the revolving credit facility, and had outstanding letters of credit of $7.7 million, resulting in $134.7 million in availability.  At December 31, 2004, the Company had interest rate swap agreements outstanding which effectively converted $20 million of borrowings under its revolving credit agreement to fixed interest rates ranging from 7.2% to 7.7%.  Additional borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate.  At December 31, 2004, additional borrowings under the revolving credit facility aggregated $137.6 million.  The weighted average interest rate of these borrowings was 4.59% at December 31, 2004.

The Company's revolving credit facility contains various debt covenants.  At December 31, 2004, the Company was in compliance with all covenants.

In June 2004, the Company entered into a $75.0 million private placement of debt with The Prudential Insurance Company of America.  This senior secured note bears interest at 5.75% annually and has a seven year term.  The Company drew down $55.0 million of the note which was outstanding at December 31, 2004, and will draw down the remaining $20.0 million at specified dates and amounts which coincide with the expiration of the interest rate swap agreements currently outstanding under the Company's existing revolving credit facility.  The initial $55.0 million borrowing under this note was used to pay down a portion of the existing revolving credit facility.

In January 2004, the underwriters of the Company's December 2003 common stock offering exercised a portion of their over-allotment option, and purchased an additional 321,938 shares of the Company's common stock at $16.50 per share.  Net proceeds to the Company from the purchase of these additional shares were approximately $5.0 million and were used to further reduce the Company's outstanding debt.

The Company believes that availability of funds under its credit facility together with cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, dividends and future acquisitions.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2004:

Payments Due By Period (in thousands)

Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Revolving credit facility	$157,636	$ -	$157,636	$ -	$ -
Interest on revolving debt	18,088	7,235	10,853	-	-
Long-term debt	152,403	14,692	48,152	33,659	55,900
Interest on long-term debt	35,771	9,078	15,282	6,532	4,879
Operating lease obligations	43,914	9,147	15,025	9,535	10,207
Pension and other post-retirement obligations	6,200	169	361	572	5,098
Total	$414,012	$ 40,321	$247,309	$ 50,298	$ 76,084

Interest consists of payments for fixed rate debt and variable rate debt based on the interest rates in effect at December 31, 2004.

Related Party Transactions

In connection with the acquisition of Construction Metals in April 2003, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes are payable to the former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of approximately $2.9 million per note, beginning on April 1, 2004, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  Interest expense related to these notes payable aggregated approximately $658,000 and $660,000 in 2004 and 2003, respectively.  At December 31, 2004 and 2003, the current portion of these notes payable aggregated approximately $5.8 million and accrued interest aggregated approximately $147,000 and $221,000, respectively.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties.  Rental expense associated with these related party operating leases aggregated approximately $1,304,000, and $512,000 in 2004 and 2003, respectively.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company for such exchanges in the third quarter of fiscal 2005.  The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4,  (SFAS 151) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in the first quarter of fiscal 2006.  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In May 2004, the FASB released FASB Staff Position No. FAS 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2).   The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Medicare Act") was enacted December 8, 2003.  On January 21, 2005, the Centers for Medicare and Medicaid Services released the final regulations for implementing the Medicare Act.  FSP 106-2 provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. The Company was unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act, and therefore we have not determined whether we will need to amend our plan, nor what effect the Act will have on our consolidated financial position, results of operations or cash flows.

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

In December 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities.  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, replaced FIN 46 and addresses consolidation of variable interest entities. FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46(R) effective immediately for those variable interest entities created after January 31, 2003.  The provisions are effective for financial statements issued for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003.  The adoption of this Interpretation did not have any effect on the Company's financial position or results of operations.

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

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability.  In addition, the Company is exposed to market risk, primarily related to its long-term debt.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  The Company also entered into interest rate swap agreements that converted a portion of its  variable rate debt to fixed rate debt.  At December 31, 2004, the Company had $20 million of revolving credit borrowings that was fixed rate debt pursuant to these agreements.

The following table summarizes the principal cash flows and related interest rates of the Company's long-term debt at December 31, 2004 by expected maturity dates.  The weighted average interest rates are based on the actual rates that existed at December 31, 2004.  The variable rate debt consists primarily of the credit facility, of which $157.7 million is outstanding at December 31, 2004.  A hypothetical 1% increase or decrease in interest rates would have changed the 2004 interest expense by approximately $1.8 million.

(in thousands)
	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt (fixed)	$14,292	$14,293	$33,459	$33,459	-	$55,000	$150,503
Weighted average interest rate	6.33%	6.46%	6.64%	5.75%	5.75%	5.75%
Long-term debt (variable)	$ 400	$ 200	$157,836	$ 100	$ 100	$ 900	$159,536
Weighted average interest rate	4.57%	4.58%	4.58%	3.23%	3.23%	3.23%
Interest rate swaps (notional amounts)	$20,000
Interest pay rate	7.46%
Interest receive rate	2.41%

The fair value of the Company's debt was $319.0 million at December 31, 2004.

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

Report of Independent Registered Accounting Firm

To the Shareholders and Board of Directors

     of Gibraltar Industries, Inc.:

We have completed an integrated audit of Gibraltar Industries, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Gibraltar Industries, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Annual Report on Internal Control Over Financial Reporting", appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Buffalo, New York

March 9, 2005

GIBRALTAR INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
ASSETS	2004	2003

Current assets:
Cash and cash equivalents	$10,892	$29,019
Accounts receivable	146,021	102,591
Inventories	207,215	107,531
Other current assets	15,479	10,309
Total current assets	379,607	249,450

Property, plant and equipment, net	269,019	250,029
Goodwill	285,927	267,157
Investments in partnerships	8,211	5,044
Other assets	14,937	6,063
	$957,701	$777,743

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$70,775	$49,879
Accrued expenses	51,885	29,029
Current maturities of long-term debt	8,859	14,014
Current maturities of related party debt	5,833	5,834
Total current liabilities	137,352	98,756

Long-term debt	289,514	210,736
Long-term related party debt	5,833	11,666
Deferred income taxes	66,485	55,982
Other non-current liabilities	4,774	6,422
Shareholders' equity:
Preferred stock $.01 par value; authorized:
10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value; authorized
50,000,000 shares; issued 29,665,780 and 28,911,103 shares
in 2004 and 2003 respectively	297	289
Additional paid-in capital	209,765	199,110
Retained earnings	242,585	196,138
Unearned compensation	(572)	(818)
Accumulated other comprehensive income (loss)	1,668	(538)
	453,743	394,181
Less: cost of 40,500 and 28,500 common shares held in
treasury in 2004 and 2003, respectively	-	-
Total shareholders' equity	453,743	394,181
	$957,701	$777,743

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
	Year Ended December 31,
	2004	2003	2002

Net sales	$1,014,664	$758,261	$645,114

Cost of sales	804,930	610,832	518,384

Gross profit	209,734	147,429	126,730

Selling, general and administrative expense	117,088	89,312	77,129

Income from operations	92,646	58,117	49,601

Other (income) expense
Interest expense	14,243	14,252	10,403
Equity in partnerships' income	(4,846)	(685)	(559)

Total other expense	9,397	13,567	9,844

Income before taxes	83,249	44,550	39,757

Provision for income taxes	32,467	17,597	15,903

Net income	$50,782	$26,953	$23,854

Net income per share - Basic	$1.73	$1.12	$1.04

Weighted average shares outstanding - Basic	29,362	24,143	22,921

Net income per share - Diluted	$1.72	$1.11	$1.02

Weighted average shares outstanding - Diluted	29,596	24,387	23,279

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$50,782	$26,953	$23,854
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	25,029	22,448	20,481
Provision for deferred income taxes	6,773	6,502	5,800
Equity in partnerships' income	(4,846)	(685)	(559)
Distributions from partnerships' income	1,680	1,001	899
Tax benefit from exercise of stock options	1,249	949	349
Unearned compensation	153	212	258
Other non-cash adjustments	394	172	9
(Decrease) increase in cash resulting
from changes in (net of acquisitions):
Accounts receivable	(27,693)	(2,880)	(7,204)
Inventories	(89,616)	11,056	(30,308)
Other current assets	(2,608)	(2,108)	(1,883)
Accounts payable and accrued expenses	38,149	1,047	3,468
Other assets	(1,430)	(4)	(2,959)

Net cash (used in) provided by operating activities	(1,984)	64,663	12,205

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	(65,525)	(84,243)	(8,847)
Purchases of equity investment	-	(7,797)	-
Purchases of property, plant and equipment	(25,196)	(22,571)	(15,995)
Net proceeds from sale of property and equipment	1,388	436	2,118

Net cash used in investing activities	(89,333)	(114,175)	(22,724)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	(64,992)	(118,100)	(129,945)
Proceeds from long-term debt	132,302	122,144	84,571
Net proceeds from issuance of common stock	9,600	73,558	53,674
Payment of dividends	(3,720)	(2,733)	(2,269)

Net cash provided by financing activities	73,190	74,869	6,031

Net (decrease) increase in cash and cash equivalents	(18,127)	25,357	(4,488)

Cash and cash equivalents at beginning of year	29,019	3,662	8,150

Cash and cash equivalents at end of year	$10,892	$29,019	$3,662

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in thousands, except per share data)
Comprehensive	Common Stock	Additional Paid-in	Retained Unearned	Accumulated Other Comprehensive	Treasury Stock	Total Shareholders'
	Income	Shares	Amount	Capital	Earnings	Compensation	Loss	Shares	Amount	Equity

Balance at December 31, 2001		18,910	$189	$70,000	$150,578	$(842)	$(1,578)	-	$-	$218,347

Comprehensive income (loss):
Net income	$ 23,854	-	-	-	23,854	-	-	-	-	23,854
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0	(369)	-	-	-	-	-	-	-	-	-
Unrealized loss on interest rate swaps, net of tax of $629	(982)	-	-	-	-	-	-	-	-	-
Other comprehensive loss	(1,351)	-	-	-	-	-	(1,351)	-	-	(1,351)
Total comprehensive income	$ 22,503
Issuance of stock associated with public offering		4,725	47	50,663	-	-	-	-	-	50,710
Stock options exercised		227	2	2,302	-	-	-	-	-	2,304
Tax benefit from exercise of stock options		-	-	349	-	-	-	-	-	349
Cash dividends-$.103 per share		-	-	-	(2,466)	-	-	-	-	(2,466)
Issuance of restricted stock		84	1	1,303	-	(782)	-	-	-	522
Earned portion of restricted stock		-	-	-	-	258	-	-	-	258
Forfeiture of restricted stock awards		(23)	-	(348)	-	280	-	23	-	(68)
Issuance of stock in connection with acquisition		49	1	476	181	-	-	-	-	658
Balance at December 31, 2002		23,972	240	124,745	172,147	(1,086)	(2,929)	23	-	293,117

Comprehensive income (loss):
Net income	$ 26,953	-	-	-	26,953	-	-	-	-	26,953
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $637	1,346	-	-	-	-	-		-	-	-
Minimum pension liability adjustment, net of tax of $38	(58)	-	-	-	-	-	-	-	-	-
Unrealized gain on interest rate swaps, net of tax of $706	1,103	-	-	-	-	-	-	-	-	-
Other comprehensive income	2,391	-	-	-	-	-	2,391	-	-	2,391
Total comprehensive income	$ 29,344
Issuance of stock associated with public offering		4,500	45	69,952	-	-	-	-	-	69,997
Stock options exercised		416	4	3,557	-	-	-	-	-	3,561
Tax benefit from exercise of stock options		-	-	949	-	-	-	-	-	949
Cash dividends-$.117 per share		-	-	-	(2,962)	-	-	-	-	(2,962)
Earned portion of restricted stock		-	-	-	-	212	-	-	-	212
Forfeiture of restricted stock awards		(6)	-	(93)	-	56	-	6	-	(37)
Balance at December 31, 2003		28,882	289	199,110	196,138	(818)	(538)	29	-	394,181

Comprehensive income (loss):
Net income	$ 50,782	-	-	-	50,782	-	-	-	-	50,782
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $319	958	-	-	-	-	-	-	-	-	-
Minimum pension liability adjustment, net of tax of $43	(67)	-	-	-	-	-	-	-	-	-
Unrealized gain on interest rate swaps, net of tax of $841	1,315	-	-	-	-	-	-	-	-	-
Other comprehensive income	2,206	-	-	-	-	-	2,206	-	-	2,206
Total comprehensive income	$ 52,988
Issuance of stock associated with public offering		322	4	5,043	-	-	-	-	-	5,047
Stock options exercised		433	4	4,549	-	-	-	-	-	4,553
Tax benefit from exercise of stock options		-	-	1,249	-	-	-	-	-	1,249
Cash dividends-$.146 per share		-	-	-	(4,335)	-	-	-	-	(4,335)
Earned portion of restricted stock		-	-	-	-	153	-	-	-	153
Forfeiture of restricted stock awards		(12)	-	(186)	-	93	-	12	-	(93)
Balance at December 31, 2004		29,625	$297	$209,765	$242,585	$(572)	$1,668	41	$-	$453,743

The accompanying notes are integral part of these consolidated financial statements

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Gibraltar Industries, Inc. and subsidiaries (the Company).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when products are shipped or service is provided, the customer takes ownership and assumes the risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Sales returns, allowances and customer incentives are treated as reductions to sales and are provided for based on historical experience and current estimates.

Promotional Allowances

The Company promotes its branded products through cooperative advertising programs with retailers. Retailers also are offered in-store promotional allowances and rebates based on sales volumes. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and are recorded as a reduction of net sales.

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

Accounts receivable are expected to be collected within one year and are net of the allowance for doubtful accounts of $3,090,000 and $2,610,000 at December 31, 2004 and 2003, respectively.

Inventories

Inventories are valued at the lower of cost or market.  The cost basis of the inventory is determined on a first-in, first-out basis using either actual costs or a standard cost methodology which approximates actual cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. The estimated useful lives of land improvements and buildings and building improvements is 15 to 40 years, while machinery and equipment is 3 to 20 years.  Accelerated methods are used for income tax purposes.  Depreciation expense aggregated $23,653,000, $21,644,000 and $19,927,000 in 2004, 2003 and 2002, respectively.

Interest is capitalized in connection with construction of qualified assets.  Interest of $258,000, $156,000 and $105,000 was capitalized in 2004, 2003 and 2002, respectively.

Acquisition Related Assets and Liabilities

Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets.

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment at the reporting unit level on an annual basis during the fourth quarter or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value.

Acquired identifiable intangible assets are recorded at cost.  Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.  The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.

Investments in Partnerships

The Company's investments in partnerships are accounted for using the equity method of accounting, under which the Company's share of the earnings of the partnership is recognized in income as earned, and distributions are credited against the investment when received.

Equity method goodwill arises when the Company's investment in the partnership exceeds its applicable share of the fair market value of the partnership's net assets at the date the partnership was formed. In accordance with SFAS 142       Goodwill and Other Intangible Assets, equity method goodwill is not amortized or tested for impairment in accordance with this standard. The Company reviews the equity method goodwill in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB Opinion No. 18), under which the Company would recognize an impairment loss when there is a loss in the value of the equity method investment which is deemed to be other than a temporary decline.  No impairments were recognized in the years ended December 31, 2004, 2003 and 2002.

Interest Rate Exchange Agreements

Interest rate swap agreements are used by the Company in the management of interest rate risk.  The interest rate swaps are not used for trading purposes and are accounted for as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company has determined that there is no ineffectiveness in these hedging relationships based on the criteria set forth in SFAS 133. The fair values of interest rate swap agreements are recognized as other current liabilities and aggregated $232,000 and $2,387,000 at December 31, 2004 and 2003, respectively.  Gains or losses from changes in the fair value of the swap agreements are recorded, net of taxes, as components of Accumulated Other Comprehensive Income or Loss.

Translation of Foreign Currency

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Income and expense items are translated at the average exchange rates prevailing during the period.  Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from the translation of financial statements are accumulated as a separate component of comprehensive income net of related taxes.

Shareholders' Equity

During 2004 and 2003, the Company declared dividends of $4,335,000 and $2,962,000, respectively, of which $1,484,000 and $869,000 are accrued at December 31, 2004 and 2003, respectively.

The Company reacquired 12,000 shares and 6,000 shares of forfeited restricted common stock in 2004 and 2003 respectively, at a cost of $.01 per share and reduced additional paid-in capital for an amount equal to the gross unvested portion of the restricted stock award at the date of forfeiture. These reacquired shares and related cost are reflected as treasury stock in the consolidated balance sheets at December 31, 2004 and 2003.

Comprehensive Income

Comprehensive income includes net income as well as accumulated other comprehensive income (loss). The Company's accumulated other comprehensive income (loss) consists of unrealized gains and losses on interest rate swaps, minimum pension liability and foreign currency translation adjustments, which are recorded net of related taxes.

Net Income Per Share

Share and per share data for all periods presented have been adjusted for the three-for-two stock split further discussed at Note 12.

Basic net income per share equals net income divided by the weighted average shares outstanding during the year.  The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. A reconciliation between basic net income per share and diluted net income per share for the years ended December 31, 2004, 2003 and 2002 is displayed in Note 13.

Income Taxes

The consolidated financial statements of the Company have been prepared using the asset and liability approach in accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Fair Market Value Disclosures

SFAS 107, Disclosures About Fair Market Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company's cash and cash equivalents and accounts receivable are stated at cost which approximates fair value at December 31, 2004.  The fair value of the Company's debt approximated $319,029,000 at December 31, 2004.

Fair market value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Stock Based Compensation

Stock options
In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure which amends SFAS 123, Accounting for Stock-Based Compensation.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As allowed by SFAS 123, the Company follows the disclosure requirements of SFAS 123 and SFAS 148, but continues to account for its stock options using the intrinsic value-based method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25).  Accordingly, no compensation cost has been recognized for the stock option plans, as stock options granted under these plans have an exercise price equal to 100% of the market price of the underlying stock on the date of grant.  The Company's stock option plans are discussed in more detail in Note 14.

Restricted stock plan
The Company has a restricted stock plan for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. Upon issuance of the restricted shares, a charge equivalent to the market value of the shares on the date of grant less the purchase price of $.01 per share is charged to shareholders' equity (net of applicable tax effects), as unearned compensation (a contra equity account) and is amortized on a straight-line basis over the related share restriction period.  The Company's restricted stock plan is discussed in more detail in Note 15.

The following table illustrates the pro forma effect on net income and net income per share, had the Company used the  Black-Scholes option pricing model to calculate the fair value of stock based employee compensation pursuant to the provisions of SFAS 123 and SFAS 148 (in thousands, except per share data):

Year Ended December 31,

	2004	2003	2002

Net income, as reported	$50,782	$26,953	$23,854

Add: Compensation expense recognized in net income, net of related tax effects	153	212	258

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(344)	(569)	(1,258)

Pro forma net income	$50,591	$26,596	$22,854

Net income per share:
Basic - as reported	$1.73	$1.12	$1.04
Basic - pro forma	$1.72	$1.10	$1.00

Diluted - as reported	$1.72	$1.11	$1.02
Diluted - pro forma	$1.71	$1.09	$.98

The fair values and assumptions used in the Black-Scholes option pricing model are as follows:

	Fair Value	Expected Life	Stock Volatility	Risk-Free Interest Rate	Dividend Yield
2000 Grant	$4.21	5 Years	43.7%	6.3%	.7%
1999 Grant	$6.12	5 Years	45.1%	4.4%	.2%

Recent Accounting  Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company for such exchanges in the third quarter of fiscal 2005.  The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4,  (SFAS 151) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in the first quarter of fiscal 2006.  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In May 2004, the FASB released FASB Staff Position No. FAS 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2).  The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Medicare Act") was enacted December 8, 2003. On January 21, 2005 the Centers for Medicare and Medicaid Services released the final regulations for implementing the Medicare Act.  FSP 106-2 provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. The Company was unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act, and therefore we have not determined whether we will need to amend our plan, nor what effect the Act will have on our consolidated financial position, results of operations or cash flows.

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

In December 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities.  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, replaced FIN 46 and addresses consolidation of variable interest entities. FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46(R) are effective immediately for those variable interest entities created after January 31, 2003.  The provisions are effective for financial statements issued for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003.  The adoption of this Interpretation did not have any effect on the Company's financial position or results of operations.

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

2.      Acquisitions

On July 1, 2002, the Company purchased all of the outstanding capital stock of B&W Thermal Processing (1975) Limited (B&W) for approximately $9,200,000.  The purchase price consisted of approximately $8,500,000 payable in cash and 48,982 shares of the Company's common stock valued at $700,000, including 18,858 treasury shares.  B&W, located in Ontario, Canada, specializes in commercial thermal processing.  The results of operations of B&W (included in the Company's Thermal Processing segment) have been included in the Company's consolidated financial statements since the date of acquisition.

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

The aggregate purchase consideration for the acquisition of Construction Metals was approximately $29,185,000, which was comprised of approximately $11,685,000 in cash, including direct acquisition costs, and $17,500,000 of unsecured subordinated debt, payable to the former owners of Construction Metals.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $830,000 (5-year weighted average useful life).  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $19,546,000, none of which is deductible for tax purposes.  The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$3,485
Property, plant and equipment	5,669
Intangible assets	830
Goodwill	19,546
$29,530

As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company may be required to pay additional consideration if certain net sales levels as defined in the purchase agreement are achieved during the period from acquisition up to March 31, 2006.  During the second quarter of 2004, a payment of $345,000 was made as a result of the net sales achieved.  This payment was recorded as additional goodwill.

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

The aggregate purchase consideration for the acquisition of Air Vent was approximately $117,798,000, which was comprised of approximately $75,503,000 in cash, including direct acquisition costs, and $42,295,000 of unsecured subordinated debt, payable to the former owner of Air Vent.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $1,400,000 (10-year weighted average useful life). The excess consideration over such fair value was recorded as goodwill and aggregated approximately $103,104,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

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

On January 6, 2004, the Company acquired all of the outstanding stock of Renown Specialties Company Ltd. (Renown).  Renown is headquartered in Thornhill, Ontario and is a designer, manufacturer and distributor of construction hardware products in Canada. The acquisition of Renown served to broaden the Company's product lines and strengthen its existing position in the building products market. The results of operations of Renown (included in the Company's Building Products segment) have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of Renown was approximately $6,370,000 which was comprised solely of cash, including direct acquisition costs.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation.  The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of $35,000 (5-year weighted average useful life), trademarks / trade names with an aggregate fair market value of $100,000 (2-year weighted average useful life), and customer relationships with an aggregate fair market value of $80,000 (5-year weighted average useful life).  See Note 3 for further discussion.

The excess consideration over such fair value was recorded as goodwill and aggregated approximately $3,701,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$1,504
Property, plant and equipment	950
Intangible assets	215
Goodwill	3,701
$6,370

On June 1, 2004, the Company acquired the net assets of SCM Metal Products, Inc. (SCM).  SCM is headquartered in Research Triangle Park, North Carolina and manufactures, markets and distributes non-ferrous metal powder products to customers in a number of different industries, including the automotive, aerospace, electronics and consumer products industries.  The results of operations of SCM (included in the Company's Processed Metal Products segment) have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of SCM was approximately $42,882,000 in cash and acquisition costs.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation.  The identifiable intangible assets consisted of trademarks/trade names with an aggregate value of $440,000 (indeterminable useful life), unpatented technology with a value of $900,000 (10-year weighted average useful life) and customer relationships with a value of $5,560,000 (15-year weighted average useful life).  See Note 7 for further discussion.  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $4,238,000, which is fully deductible for tax purposes.  The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$15,863
Property, plant and equipment	15,881
Intangible assets	6,900
Goodwill	4,238
$42,882

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

The aggregate purchase consideration of Portals Plus was approximately $15,167,000, subject to final adjustment for payment of the sellers tax liability, and was comprised solely of cash, including direct acquisition costs.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair values.  The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation.  The identifiable intangible assets consisted of customer relationships with a value of $1,830,000 (10-year weighted average useful life), and patents with a value of $21,000 (18-year weighted average useful life).  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $9,396,000.  The preliminary allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$2,905
Property, plant and equipment	1,015
Intangible assets	1,851
Goodwill	9,396
$15,167

The Company and the former owner of Portals Plus have made a joint election under Internal Revenue Code (IRC) Section 338(h)(10) which allows the Company to treat the stock purchase as an asset purchase for tax purposes.  As a result of the 338(h)(10) election, goodwill in the amount of $9,396,000 is expected to be fully deductible for tax purposes.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions had occurred at the beginning of each period presented.  The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects.  The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2003 and are not necessarily indicative of future results of the combined companies (in thousands, except per share date):

	Year Ended December 31,
	2004	2003
	(unaudited)

Net sales	$1,049,264	$851,140

Net income	$53,343	$31,116

Net income per share - Basic	$1.82	$1.29

Net income per share - Diluted	$1.80	$1.28

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

3.      GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Processed Metal Products Segment		Building Products Segment	Thermal Processing Segment	Total

Balance as of December 31, 2002	$8,058	$79,401	$45,993	$133,452
Goodwill acquired	11,289	122,305	111	133,705
Balance as of December 31, 2003	19,347	201,706	46,104	267,157
Goodwill acquired	4,270	14,081	-	18,351
Foreign currency translation	-	419	-	419
Balance as of December 31, 2004	$23,617	$216,206	$46,104	$285,927

As described in Note 6, the Company entered into a joint venture with Duferco Farrell Corporation in 2003, in which the Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC. The Company's investment in Gibraltar DFC Strip Steel, LLC. (included in the Company's Processed Metals Products segment) exceeded its applicable share of the fair market value of the partnership's net assets at the date the partnership was formed and resulted in equity method goodwill of approximately $11,320,000. There was no impairment associated with this equity method goodwill in 2004 or 2003.

Intangible Assets

Intangible assets related to the Company's acquisitions are included as part of the total other assets on the Company's condensed consolidated balance sheet.  Intangible assets subject to amortization at December 31 are as follows (in thousands):

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life

Trademark / Patent	$141	$(54)	$-	$-	2 to 18 years
Unpatented Technology	1,075	(63)	-	-	15 years
Customer Relationships	7,470	(293)	-	-	5 to 15 years
Non-Competition Agreements	2,365	(549)	2,230	(218)	5 to 10 years
	$11,051	$(959)	$2,230	$(218)

Intangible asset amortization expense for the years ended December 31, 2004 and 2003 aggregated approximately $741,000 and $218,000, respectively.

Amortization expense related to intangible assets subject to amortization at December 31, 2004 for the next five years  is estimated as follows (in thousands):

Year Ended December 31,
2005	$1,060
2006	$1,010
2007	$1,010
2008	$885
2009	$799

Intangible assets not subject to amortization consist of a trademark valued at $440,000.

4.      INVENTORIES

Inventories at December 31 consist of the following:

	(in thousands)
	2004	2003

Raw material	$121,614	$53,737
Work-in-process	27,279	21,033
Finished goods	58,322	32,761

Total inventory	$207,215	$107,531

5.      PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment at December 31 consists of the following:

	(in thousands)
	2004	2003

Land and land improvements	$12,106	$9,046
Building and improvements	85,936	79,099
Machinery and equipment	310,271	283,271
Construction in progress	12,765	9,670

	421,078	381,086

Less accumulated depreciation and amortization	152,059	131,057

Property, plant and equipment, net	$269,019	$250,029

6.      INVESTMENTS IN PARTNERSHIPS

The Company has a 31% partnership interest in a steel pickling joint venture with Samuel Manu-Tech, Inc.  The partnership provides a steel cleaning process called pickling to steel mills and steel processors. The investment is included in the Company's Processed Metal Products segment and is accounted for using the equity method of accounting.   The Company's investment in the partnership was approximately $3,127,000 and $3,454,000 at December 31, 2004 and 2003, respectively.

In December 2003, the Company entered into a joint venture with Duferco Farrell Corporation, in which the Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC. The joint venture was formed for the purpose of manufacturing and distributing cold-rolled strip steel products.  The investment is accounted for using the equity method of accounting.  The Company's proportionate share in the net assets of the joint venture was approximately $5,084,000 and $1,590,000 at December 31, 2004 and 2003, respectively.

7.      DEBT

Long-term debt at December 31 consists of the following:

	(in thousands)
	2004	2003

Revolving credit facility	$157,636	$125,000
Senior secured notes	55,000	-
Acquisition notes payable	45,503	59,795
Private placement demand notes	50,000	50,000
Industrial Development Revenue Bonds	1,900	2,400
Short-term borrowings	-	5,000
Other debt	-	55

	310,039	242,250

Less current maturities	14,692	19,848

Total long-term debt	$295,347	$222,402

The Company's revolving credit facility of $290,000,000 is collateralized by the Company's accounts receivable, inventories, and personal property and equipment, and is committed through June 2007 and contains a $10,000,000 expansion feature at the Company's option, subject to approval by the participating financial institutions.  A commitment fee of 30 basis points of the unused portion of the facility is payable quarterly.  This facility has various interest rate options, which are no greater than the bank's prime rate (5.25% at December 31, 2004).  In addition, the Company may enter into interest rate exchange agreements (swaps) to manage interest costs and exposure to changing interest rates.  At December 31, 2004, the Company had interest rate swap agreements outstanding which expire in 2005 and effectively converted $20,000,000 of floating rate debt to fixed rates ranging from 7.22% to 7.70%.  Additional borrowings under the revolving credit facility of  $130,000,000 and $75,000,000 had an interest rate of LIBOR plus a fixed rate at December 31, 2004 and 2003, respectively.   There were additional borrowings of $7,636,000 at the prime rate at December 31, 2004.  The weighted average interest rate of these borrowings was 4.59% and 3.55% at December 31, 2004 and 2003, respectively.  $7,725,000 of standby letters of credit have been issued under the revolving credit agreement to third parties on behalf of the Company at December 31, 2004.    These letters of credit reduce the amount otherwise available.

In June 2004, the Company entered into a $75,000,000 private placement of debt with The Prudential Insurance Company of America.  This senior secured note bears interest at 5.75% annually and has a seven year term.  The Company drew down $55,000,000 which was outstanding at December 31, 2004, and will draw down the remaining $20,000,000 at specified dates and amounts which coincide with the expiration of the interest rate swap agreements currently outstanding under the Company's existing revolving credit facility.  The initial $55,000,000 borrowing under this note was used to pay down a portion of the existing revolving credit facility.

The Company's acquisition notes payable consists of debt incurred in connection with the 2003 acquisitions of Construction Metals and Air Vent.  In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes payable each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes are payable to the two former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in equal annual principal installments of $2,917,000 per note on April 1, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  Interest expense related to these notes payable aggregated approximately $658,000 and $660,000 in 2004 and 2003, respectively.  At December 31, 2004, the current portion of these notes aggregated approximately $5,834,000 and accrued interest aggregated approximately $147,000 and $221,000 at December 31, 2004 and 2003, respectively.

In connection with the acquisition of Air Vent, the Company entered into an unsecured subordinated note payable to the former owner of Air Vent, in the amount of $42,295,000.  The note is payable in annual principal installments of $8,459,000 on May 1, with the final principal payment due on May 1, 2008. The unpaid principal balance of $33,836,000 accrues interest at a rate of 5.0% per annum.

The Company's private placement demand notes consist of a $25,000,000 senior secured note bearing interest at 7.35% annually, due on July 3, 2007 and a $25,000,000 senior subordinated note bearing interest at 8.98% annually, due on January 3, 2008.

In addition, the Company has an Industrial Development Revenue Bond payable in installments through September 2018, with interest rates ranging from a fixed rate of 4.22% to a variable rate of 2.13% at December 31, 2004, which financed the cost of the expansion of its Coldwater, Michigan heat-treating facility under a capital lease agreement.  The cost of the facility and equipment equals the amount of the bonds and includes accumulated amortization of $843,000.  The agreement provides for the purchase of the facility and equipment at any time during the lease term at scheduled amounts or at the end of the lease for a nominal amount.

In connection with the Company's purchase of a 50% partnership interest in Gibraltar DFC Strip Steel, LLC, the Company entered into a short-term note payable to Duferco Farrell Corporation in the amount of $5,000,000.  The note bore no interest and was satisfied in 2004.

The aggregate maturities on long-term debt for the next five years and thereafter are as follows:  2005 - $14,692,000; 2006 - $14,493,000; 2007 - $191,295,000; 2008 - $33,559,000; 2009 - $100,000; and $55,900,000, thereafter.

The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.

Total cash paid for interest in the years ended December 31, 2004, 2003 and 2002 was $14,620,000,  $12,632,000 and $10,050,000, respectively.

8.      EMPLOYEE RETIREMENT PLANS

Certain subsidiaries participate in the Company's 40l(k) Plan.  In addition, certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

The Company has an unfunded supplemental pension plan which provides defined pension benefits to certain salaried employees upon retirement.  Benefits under the plan are based on the salaries of individual plan participants.  The Company is accruing for these benefit payments based upon an independent actuarial calculation.  The following table presents the changes in the plan's projected benefit obligation, fair value of plan assets and funded status for the years ended  December 31:

(in thousands)
	2004	2003	2002

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,791	$1,652	$1,269
Service cost	171	156	151
Interest cost	107	107	92
Actuarial (gain) loss	110	(106)	140
Benefits paid	(25)	(18)	-
Projected benefit obligation at end of year	$2,154	$1,791	$1,652

Fair value of plan assets	$-	$-	$-

Funded status:	$(2,154)	$(1,791)	$(1,652)
Unrecognized loss	206	96	206
Net amount recognized	$(1,948)	$(1,695)	$(1,446)

Amounts recognized in the consolidated
financial statements consist of:
Accrued pension liability	$(2,154)	$(1,791)	$(1,652)
Accumulated other comprehensive loss- additional minimum pension liability (pre-tax)	206	96	206
Net amount recognized	$(1,948)	$(1,695)	$(1,446)

The plan's accumulated benefit obligation was $2,154,000, $1,791,000 and $1,652,000 at December 31, 2004, 2003 and 2002, respectively.

The measurement date used to determine pension benefit measures is December 31.

Components of net periodic pension cost for the years ended December 31 are as follows:

(in thousands)
	2004	2003	2002

Service cost	$171	$156	$151
Interest cost	107	107	92
Loss amortization	-	4	-
Net periodic pension cost	$278	$267	$243

Weighted average assumptions:
Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	-	-	-
Rate of compensation increase	-	-	-

Employer contributions to the plan for 2005 are expected to be $25,000.

Expected benefit payments from the plan are as follows:

                                                  Year Ended December 31,

2005	$ 25,000
2006	$ 25,000
2007	$ 35,000
2008	$ 73,000
2009	$ 148,000
Years 2010 - 2014	$1,677,000

Total expense for all retirement plans was $3,615,000, $3,130,000 and $2,709,000 for the years ended December 31, 2004 2003 and 2002, respectively.

9.      OTHER POSTRETIREMENT BENEFITS

Certain subsidiaries of the Company provide health and life insurance to substantially all of their employees and to a number of retirees and their spouses.

The following table presents the changes in the accumulated postretirement benefit obligation related to the Company's unfunded postretirement healthcare benefits at December 31:

(in thousands)
	2004	2003	2002

Benefit obligation at beginning of year	$3,404	$2,974	$2,272
Service cost	92	99	81
Interest cost	214	191	177
Amendments	(57)	-	-
Actuarial loss	465	227	499
Benefits paid	(72)	(87)	(55)
Benefit obligation at end of year	$4,046	$3,404	$2,974

Fair value of plan assets	$-	$-	$-

Under funded status	$(4,046)	$(3.404)	$(2,974)
Unrecognized prior service costs	(142)	(106)	(120)
Unrecognized loss	1,721	1,362	1,225
Accumulated postretirement benefit obligation	$(2,467)	$(2,148)	$(1,869)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 are as follows:

(in thousands)
	2004	2003	2002

Service cost	$92	$99	$81
Interest cost	214	191	177
Amortization of unrecognized prior service cost	(21)	(14)	(14)
Loss amortization	107	90	71
Net periodic pension cost	$392	$366	$315

Weighted average assumptions:
Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	-	-	-
Rate of compensation increase	-	-	-

The medical inflation rate was assumed to be 8.0% in 2004, decreasing gradually to 5.0% in 2011.  The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated postretirement benefit obligation at December 31, 2004, by approximately $651,000 and $562,000, respectively and increase or decrease the annual service and interest costs by approximately $56,000 and $48,000, respectively.

The measurement date used to determine postretirement benefit obligation measures is December 31.

The Company expects to make contributions of $144,000 to the plan in 2005.

Expected benefit payments from the plan are as follows:

                                                                      Year Ended December 31,

2005	$	$ 144,000
2006	$	$ 147,000
2007	$	$ 154,000
2008	$	$ 168,000
2009	$	$ 183,000
Years 2010 - 2014		$1,239,000

On December 18, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was passed. On January 21, 2005 the Centers for Medicare and Medicaid Services released the final regulations for implementing the Medicare Act.  Net periodic benefit costs for postretirement benefits above do not reflect any amount associated with the federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit because the Company was unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Medicare Act.

One of the Company's subsidiaries also provides postretirement healthcare benefits to its unionized employees through contributions to a multi-employer healthcare plan.

10.  INCOME TAXES

The provision for income taxes for the years ending December 31 consisted of the following:

	(in thousands)
	2004	2003	2002

Current tax provision
U.S. Federal	$22,210	$9,374	$8,527
State and Foreign	3,484	1,721	1,576

Total current tax provision	25,694	11,095	10,103

Deferred tax provision
U.S. Federal	5,705	5,857	5,243
State and Foreign	1,068	645	557

Total deferred tax provision	6,773	6,502	5,800

Total provision for income taxes	$32,467	$17,597	$15,903

The provision for income taxes differs from the federal statutory rate of 35% due to the following:

	(in thousands)
	2004	2003	2002

Statutory rate	$29,137	$15,593	$13,915

State income taxes, less federal effect	2,865	1,538	1,333

Other	465	466	655

	$32,467	$17,597	$15,903

Deferred tax liabilities (assets) at December 31, consist of the following:

	(in thousands)
	2004	2003

Depreciation	$52,669	$48,724
Goodwill	18,284	12,107
Other	1,381	1,193
Gross deferred tax liabilities	72,334	62,024

State taxes	(2,491)	(2,009)
Other	(7,916)	(6,544)
Gross deferred tax assets	(10,407)	(8,553)

Net deferred tax liabilities	$61,927	$53,471

Cash paid for income taxes, net of tax refunds, in the years ended December 31, 2004, 2003 and 2002 was $17,584,000, $12,823,000 and $7,320,000, respectively.

No provision has been made for U.S. federal taxes on a foreign subsidiary's undistributed earnings ($418,000 at December 31, 2004) considered to be indefinitely invested.  If these earnings were repatriated, the applicable income taxes would be substantially offset by available foreign tax credits.

On October 22, 2004 the American Jobs Creation Act of 2004 (the "2004 Jobs Act") was passed.  The 2004 Jobs Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The Company has evaluated the repatriation provisions of the 2004 Jobs Act and has determined that no repatriations of unremitted earnings will be made.

11.   COMMON STOCK

In December 2003, the Company completed an offering of 4,500,000 shares of common stock at a price of $16.50 per share.  Net proceeds to the Company aggregated approximately $70,000,000.  In connection with this common stock offering, the Company granted the underwriters an option to purchase additional shares of common stock to cover over-allotments.  In January 2004, the underwriters exercised this option and purchased an additional 321,938 shares of the Company's common stock at a price of $16.50 per share.  Net proceeds to the Company associated with the purchase of these additional shares aggregated approximately $5,000,000, and was used to reduce outstanding debt.

12.  STOCK SPLIT

On October 5, 2004, the Company's Board of Directors authorized a 3 for 2 stock split in the form of a stock dividend that was distributed on October 29, 2004 to shareholders of record on October 15, 2004.  The remittance of $1,000 in lieu of fractional shares has been reflected as a cash dividend and charged to retained earnings during fiscal 2004.  All share and per share data in these consolidated financial statements and footnotes have been retroactively restated as if the stock split had occurred as of the earliest period presented.

13.  NET INCOME PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding.  Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans described in Notes 14 and 15.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and diluted earnings per share as of December 31:

	2004	2003	2002
Numerator:
Income available to common stockholders	$50,782,000	$26,953,000	$23,854,000

Denominator:
Denominator for basic income per share:
Weighted average shares outstanding	29,362,122	24,142,595	22,920,546

Denominator for diluted income per share:
Weighted average shares outstanding	29,362,122	24,142,595	22,920,546
Common stock options and restricted stock	233,472	244,638	357,993

Weighted average shares and conversions	29,595,594	24,387,233	23,278,539

14.  STOCK OPTION PLANS

The Company has a non-qualified stock option plan, whereby the Company may grant non-qualified stock options to officers, employees, non-employee directors and advisers.  Under the non-qualified stock option plan, 600,000 shares of common stock were reserved for the granting of options.  Options are granted under this plan at an exercise price not less than the fair market value of the shares at the date of grant.  These options vest ratably over a four-year period from the grant date and expire ten years after the date of grant.  At December 31, 2004, 228,750 shares remain available for issuance under the non-qualified stock option plan.

In 1993, the Company adopted an incentive stock option plan, whereby the Company may grant incentive stock options to officers and other key employees.  Under this plan, 2,437,500 shares of common stock were reserved for the granting of stock options at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under this plan vest ratably over a four-year period from the grant date and expire ten years after the date of grant.  In September 2003, this plan expired. The expiration of this plan did not modify, amend or otherwise affect the terms of any outstanding options on the date of the plan's expiration.

In 2003, the Company's Board of Directors approved the adoption of a new incentive stock option plan, whereby the Company may grant incentive stock options to officers and other key employees. This plan was approved by the shareholders in 2004.  Under this plan, 2,250,000 shares of common stock were reserved for the granting of stock options. These options are granted at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under this plan vest ratably over a four-year period from the grant date and expire ten years after the date of grant. As of December 31, 2004, 2,250,000 shares remain available for issuance under this plan.

The following table summaries the ranges of outstanding and exercisable options at December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$7.33 - $9.38	114,100	5.3 years	$ 9.24	114,100	$ 9.24
$10.42 - $15.00	282,915	3.0 years	$ 13.19	282,915	$ 13.19
	397,015	3.7 years	$ 12.06	397,015	$ 12.06

The following table summarizes information about stock option transactions:

	Options	Weighted Average	Options	Weighted Average
	Outstanding	Exercise Price	Exercisable	Exercise Price

Balance at December 31, 2001	1,612,020	$10.56	1,226,613	$10.72
Granted	-	-
Exercised	(226,925)	10.15
Forfeited	(24,283)	10.75

Balance at December 31, 2002	1,360,812	$10.62	1,190,412	$10.80
Granted	-	-
Exercised	(415,605)	8.57
Forfeited	(87,473)	13.61

Balance at December 31, 2003	857,734	$11.31	784,254	$11.49
Granted	-	-
Exercised	(432,124)	10.52
Forfeited	(28,595)	12.91

Balance at December 31, 2004	397,015	$12.06	397,015	$12.06

At December 31, 2004 all exercisable options had an exercise price below the $23.62 per share market price of the Company's common stock.  At December 31, 2003 all exercisable options had an exercise price below the $16.78 per share market price of the Company's common stock.

Tax benefits of $1,249,000, $949,000 and $349,000 realized in the years ended December 31, 2004, 2003 and 2002, respectively, associated with the exercise of certain stock options have been credited to additional paid-in-capital.

15.    RESTRICTED STOCK PLAN

The Company has a restricted stock plan and has reserved for issuance 375,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share.  Shares of restricted stock issued under this plan vest on a straight-line basis over a period of 5 to 10 years. The Company recognized compensation expense associated with the lapse of restrictions in the amounts of $153,000, $212,000 and $258,000, during 2004, 2003 and 2002, respectively.  At December 31, 2004, 202,500 shares remain available for issuance under the restricted stock plan.

16.  SEGMENT INFORMATION

The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)                  Processed metal products (formerly referred to as processed steel products) , which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel and other metals through the application of several different processes to produce high-quality, value-added coiled steel and other metal products to be further processed by customers.

(ii)                Building products, which primarily includes the processing of sheet steel to produce a wide variety of building and construction products.

(iii)               Thermal processing (formerly referred to as heat treating), which includes a wide range of metallurgical heat-treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance.

During the fourth quarter of 2004, the Company determined that SCM, which had been included in the Thermal Processing segment since its acquisition in June 2004, should be included in the Processed Metal Products segment, given the products and services of this business.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31, 2004, 2003 and 2002:

	(in thousands)
	2004	2003	2002
Net sales
Processed metal products	$395,287	$268,512	$272,796
Building products	515,725	400,412	292,161
Thermal processing	103,652	89,337	80,157
	$1,014,664	$758,261	$645,114

Income from operations
Processed metal products	$43,573	$25,214	$32,284
Building products	62,166	40,142	21,338
Thermal processing	13,731	9,387	9,904
Corporate	(26,824)	(16,626)	(13,925)
	$92,646	$58,117	$49,601

Depreciation and amortization
Processed metal products	$6,354	$5,590	$5,874
Building products	10,134	8,809	7,453
Thermal processing	7,139	6,665	6,057
Corporate	1,402	1,384	1,097
	$25,029	$22,448	$20,481

Total assets
Processed metal products	$267,297	$161,334	$163,480
Building products	491,666	406,792	242,406
Thermal processing	149,454	142,575	140,027
Corporate	49,284	67,042	30,655
	$957,701	$777,743	$576,568

Capital expenditures
Processed metal products	$5,350	$5,909	$3,211
Building products	11,229	6,993	5,868
Thermal processing	3,947	6,030	6,057
Corporate	4,670	3,639	859
	$25,196	$22,571	$15,995

17.  ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following:

Compensation	$15,545	$10,410
Insurance	8,812	2,586
Customer rebates	7,903	6,107
Other	19,624	9,926
	$51,884	$29,029

18.  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under operating leases.  Rent expense under operating leases for the years ended December 31, 2004, 2003 and 2002 aggregated $9,087,000, $6,358,000 and $3,966,000, respectively.  Future minimum lease payments under these noncancelable operating leases at December 31, 2004 are as follows:  2005 -$9,168,000; 2006 - $8,252,000; 2007 - $6,814,000; 2008 - $5,534,000; 2009 - $4,018,000; and $10,207,000, thereafter.

The Company entered into certain operating lease agreements, related to acquired operating locations and facilities, with the former owners of Construction Metals.  These operating leases are considered to be related party in nature.  Rental expense associated with these related party operating leases aggregated approximately $1,304,000 in 2004.

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

Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a related warranty accrual at December 31, 2004 and 2003 is not required.

19.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follow (in thousands):

Foreign currency translation adjustment	Minimum pension liability adjustment	Unrealized gain/(loss) on interest rate swaps	Accumulated other comprehensive income (loss)

Balance at December 31, 2003	$977	$(58)	$(1,457)	$(538)

Current period change	958	(67)	1,315	2,206

Balance at December 31, 2004	$1,935	$(125)	$(142)	$1,668

20.  SUBSEQUENT EVENT

On January 27, 2005 the Company sold the assets of its Milcor subsidiary for approximately $42,000,000, subject to adjustment for working capital.  The assets sold were carried on our balance sheet at December 31, 2004 as follows:

Working capital	$11,178
Property, plant and equipment	11,915
Intangible assets	1,790
Goodwill	17,305
$42,188

Revenues generated by Milcor (included in the Building Products segment) were $38,409,000, $28,455,000 and $42,407,000 in the years ended December 31, 2004, 2003 and 2002, respectively.  Income before taxes was $1,770,000, $86,000 and $711,000 in the years ended December 31, 2004, 2003 and 2002 respectively.

Through this subsidiary, the Company provided its employees a retirement benefit through a multi-employer plan.  We are in the process of determining whether any liability will be incurred due to our termination of this benefit.

We do not expect to incur a material gain or loss from this transaction.

QUARTERLY UNAUDITED FINANCIAL DATA

(in thousands, except per share data)

2004 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Net sales	$211,995	$257,485	$278,762	$266,422	$1,014,664

Gross profit	42,760	58,302	62,020	46,652	209,734

Income from operations	18,209	27,581	28,903	17,953	92,646

Net income	9,345	15,444	16,220	9,773	50,782

Net income per share - Basic	$.32	$.53	$.55	$.33	$1.73

Net income per share - Diluted	$.32	$.52	$.55	$.33	$1.72

2003 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Net sales	$161,532	$203,406	$208,033	$185,290	$758,261

Gross profit	29,075	40,504	42,889	34,961	147,429

Income from operations	10,642	17,319	17,113	13,043	58,117

Net income	4,904	8,251	7,978	5,820	26,953

Net income per share - Basic	$.21	$.35	$.33	$.24	$1.12

Net income per share - Diluted	$.20	$.34	$.33	$.23	$1.11

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report.  The Company's Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer, and Executive Vice President, Chief Financial Officer and Treasurer evaluated the effectiveness of the Company's disclosure controls as of the end of the period covered in this report.  Based upon that evaluation, the Company's Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer and Executive Vice President, Chief Financial Officer and Treasurer, have concluded that the Company's disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

Gibraltar's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Gibraltar's chief executive officer, chief operating officer and chief financial officer, Gibraltar conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on Gibraltar's evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 herein.

Gibraltar Industries. Inc.

Buffalo, New York

March 9, 2005

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10.            Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company's audit committee financial expert is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2004 fiscal year.

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chairman of the Board, President, Chief Financial Officer and other senior financial officers and executives of the Company.  A complete text of this Code of Ethics is attached as Exhibit 14 in this Annual Report on Form 10-K.

Item 11.            Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2004 fiscal year.

Item 12.            Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2004 fiscal year.

Item 13.            Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2004 fiscal year.

Item 14.            Principal Accountant's Fees and Services

Information regarding principal accountant's fees and services is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company's 2004 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules			Page Number
(a)	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	27

		Consolidated Balance Sheets as of December 31, 2004 and 2003	29

		Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	30

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	31

		Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	32

		Notes to Consolidated Financial Statements	33

	(2)	Supplementary Data

		Quarterly Unaudited Financial Data	61

	(3)	Exhibits
		The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 67.

(b)	Reports on Form 8-K
The Company filed the following reports on Form 8-K during the three month period ended December 31, 2004.

1) Form 8-K dated October 4, 2004, disclosing the Company's press release dated September 28, 2004 increasing the expectation for third quarter earnings.
2) Form 8-K dated October 7, 2004 disclosing the Company's press release dated October 5, 2004 disclosing the planned 3-for-2 stock split and retention of the $0.05 per share dividend.

3)   Form 8-K dated October 29, 2004 disclosing the approval and filing of an amendment to the Company's certificate of incorporation to change the name of the registrant, and disclosing the Company's press release dated October 27, 2004 disclosing the Company's conference call which discussed the Company's third quarter 2004 earnings.

4) Form 8-K/A dated October 29, 2004 amending the Form 8-K filed August 3, 2004 to correct the item under which the original Form 8-K was made.
5) Form 8-K dated December 3, 2004 disclosing the Company's November 30, 2004 press release disclosing the election of the Chief Operating Officer.

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

/s/ Brian J. Lipke	Chief Executive Officer	March 11, 2005
Brian J. Lipke	and Chairman of the Board
(principal executive officer)

/s/ Henning Kornbrekke	President and	March 11, 2005
Henning Kornbrekke	Chief Operating Officer

/s/ David W. Kay	Executive Vice President,	March 11, 2005
David W. Kay	Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Gerald S. Lippes	Director	March 11, 2005
Gerald S. Lippes

/s/ Arthur A. Russ, Jr.	Director	March 11, 2005
Arthur A. Russ, Jr.

/s/ David N. Campbell	Director	March 11, 2005
David N. Campbell

/s/ William P. Montague	Director	March 11, 2005
William P. Montague

/s/ William J. Colombo	Director	March 11, 2005
William J. Colombo

/s/ Robert E. Sadler, Jr.	Director	March 11, 2005
Robert E. Sadler, Jr.

Exhibit Index

Exhibit
Number	Exhibit

3.1

Certificate of Incorporation of registrant (incorporated by reference to the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-69304)) as amended by the amendment to the Certificate of Incorporation filed on Form 8-K on October 29, 2004.

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

10.7

Agreement dated December 22, 2000 for Adoption by Gibraltar Steel Corporation of New York of the Dreyfus Nonstandardized Prototype Profit Sharing Plan and Trust (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.8*

Gibraltar Industries, Inc. Incentive Stock Option Plan, Fifth Amendment and Restatement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.9*

Gibraltar Industries, Inc. Restricted Stock Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.10*

Gibraltar Industries, Inc. Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-03979))

10.11*

Gibraltar Industries, Inc. Profit Sharing Plan dated August 1, 1984, as Amended April 14, 1986 and May 1, 1987 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-69304))

10.12*

Change in Control Agreement dated July 9, 1998 between Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.13*

Form of Change in Control Agreement dated July 9, 1998 between Registrant and Carl P. Spezio (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.14*

Form of Stay Bonus Agreement dated October 1, 2000 between registrant and certain named executives (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.15

Fourth Amended and Restated Credit Agreement among Gibraltar Steel Corporation , Gibraltar Steel Corporation of New York, JPMorgan Chase Bank, as Administrative Agent, and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.16

Senior secured note purchase agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on form 10-Q for the quarter ended September 30, 2002)

10.17

Senior subordinated note purchase agreement among Gibraltar Steel Corporation , Gibraltar Steel Corporation of New York and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on form 10-Q for the quarter ended September 30, 2002)

10.18

First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.19*

Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004, filed herewith

10.20*

First Amendment, dated January 20, 1995, to Gibraltar Steel Corporation 401(k) Plan (Incorporated by reference to Exhibit 10.28 to the Company's Annual report on Form 10-K for the year ended December 31, 1994)

10.21*	The 2003 Gibraltar Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-3 (333-110313))

10.22

Subordinated promissory note between Gibraltar Steel Corporation and CertainTeed Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.23

Senior secured note purchase agreement among Gibraltar Steel Corporation of New York, Gibraltar Steel Corporation, and Prudential Life Insurance Company of America dated June 18, 2004 (Incorporated by reference to Exhibit 10.1 to the registrants quarterly report on Form 10-Q for the quarter ended June 30, 2004)

14	Code of Ethics for senior financial officers and the Chief Executive Officer of Gibraltar Steel Corporation, filed herewith

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________________
*Document is a management contract or compensatory plan or agreement