Form 10-Q
period 2005-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2005-04-29
CIK 912562

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

          (Mark one)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005

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

As of April 22, 2005, the number of common shares outstanding was: 29,702,030.

GIBRALTAR INDUSTRIES, INC.

INDEX

		PAGE NUMBER
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Income For the Three Months Ended March 31, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements	6-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26-28

PART I FINANCIAL INFORMATION Item 1. Financial Statements GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, December 31,
	2005	2004
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$6,843	$10,892
Accounts receivable	171,969	146,021
Inventories	230,192	207,215
Other current assets	15,265	15,479
Total current assets	424,269	379,607

Property, plant and equipment, net	256,776	269,019
Goodwill	268,598	285,927
Investments in partnerships	8,312	8,211
Other assets	13,554	14,937
	$971,509	$957,701

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$70,936	$70,775
Accrued expenses	48,502	51,885
Current maturities of long-term debt	8,859	8,859
Current maturities of related party debt	5,833	5,833
Total current liabilities	134,130	137,352

Long-term debt	297,197	289,514
Long-term related party debt	5,833	5,833
Deferred income taxes	65,852	66,485
Other non-current liabilities	4,919	4,774
Shareholders' equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,701,280 and 29,665,780 shares in 2005 and 2004, respectively	297	297
Additional paid-in capital	210,238	209,765
Retained earnings	251,846	242,585
Unearned compensation	(533)	(572)
Accumulated other comprehensive loss	1,730	1,668
	463,578	453,743
Less: cost of 40,500 common shares held in treasury in 2005 and 2004	-	-
Total shareholders' equity	463,578	453,743
	$971,509	$957,701
See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share date)
	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Net sales	$273,581	$204,607

Cost of sales	223,449	163,194

Gross profit	50,132	41,413

Selling, general and administrative expense	29,236	23,599

Income from operations	20,896	17,814

Other (income) expense:
Equity in partnerships' income Interest expense	(444) 3,928	(540) 3,050
Total other expense	3,484	2,510

Income before taxes	17,412	15,304

Provision for income taxes	6,790	6,045

Net income from continuing operations	10,622	9,259

Discontinued operations:
Income from discontinued operations Income tax expense	204 80	142 56
Net income from discontinued operations	124	86

Net income	$10,746	$9,345

Net income per share - Basic:
Income from continuing operations Income from discontinued operations	$.36 .00	$.32 .00
Net Income	$.36	$.32

Weighted average shares outstanding - Basic	29,571	29,134

Net income per share - Diluted:
Income from continuing operations Income from discontinued operations	$.36 .00	$.32 .00
Net Income	$.36	$.32

Weighted average shares outstanding - Diluted	29,775	29,358

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$10,746	$9,345
Net income from discontinued operations	124	86
Net income from continuing operations	10,622	9,259
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,473	5,789
Provision for deferred income taxes	(1,691)	1,113
Equity in partnerships' income	(444)	(540)
Distributions from partnerships	343	16
Unearned compensation, net of restricted stock forfeitures	51	7
Other noncash adjustments	-	(27)
Increase (decrease) in cash resulting from changes
in (net of acquisitions):
Accounts receivable	(32,835)	(30,749)
Inventories	(29,244)	(2,693)
Other current assets	678	(964)
Accounts payable and accrued expenses	(1,220)	11,610
Other assets	(800)	(397)

Net cash used in continuing operations	(48,067)	(7,576)
Net cash provided by (used in) discontinued operations	194	(2,572)
Net cash used in operating activities	(47,873)	(10,148)

Cash flows from investing activities
Acquisitions, net of cash acquired	-	(7,135)
Purchases of property, plant and equipment	(6,075)	(5,200)
Net proceeds from sale of property and equipment	255	295
Net proceeds from sale of business	43,322	-

Net cash used in investing activities for continuing operations	37,502	(12,040)
Net cash provided by (used in) investing activities for discontinued operations	(349)	(255)
Net cash provided by (used in) investing activities	37,153	(12,295)

Cash flows from financing activities
Long-term debt reduction	-	(9,659)
Proceeds from long-term debt	7,683	2,656
Net proceeds from issuance of common stock	473	6,720
Payment of dividends	(1,485)	(869)

Net cash provided by (used in) financing activities	6,671	(1,152)

Net decrease in cash and cash equivalents	(4,049)	(23,595)

Cash and cash equivalents at beginning of year	10,892	29,019

Cash and cash equivalents at end of period	$6,843	$5,424
See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 2005 and 2004 have been prepared by Gibraltar Industries, Inc. (the Company) without audit.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 have been included.

Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2004, as filed on Form 10-K.

Certain 2004 amounts have been reclassified to conform with 2005 presentation as discussed in note 7.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.   STOCK OPTIONS

The Company measures compensation expense for its stock option-based employee compensation plans using the intrinsic value method.  The following table sets forth the pro forma effect of these plans as if the fair value-based method had been used to measure compensation expense (in thousands, except per share data):

Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Net income from continuing operations, as reported	$10,622	$9,259

Add: Compensation expense recognized in net income, net of related tax effects	39	38

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(39)	(123)

Pro forma net income	$10,622	$9,174

Net income from continuing operations per share:
Basic - as reported	$.36	$.32
Basic - pro forma	$.36	$.32

Diluted - as reported	$.36	$.32
Diluted - pro forma	$.36	$.31

3.  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

The changes in shareholders' equity and comprehensive income consist of (in thousands):

	Comprehensive	Common Stock		Additional Paid-In	Retained	Unearned	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Income	Shares	Amount	Capital	Earnings	Compensation	Income	Shares	Amount	Equity

Balance at December 31, 2004		29,625	$297	$209,765	$242,585	$(572)	$1,668	41	$-	$453,743

Comprehensive income:
Net income	$10,746	-	-	-	10,746	-	-	-	-	10,746
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $30	(80)	-	-	-	-	-	-	-	-	-
Unrealized gain on interest rate swaps, net of tax of $91	142
Other comprehensive income	62	-	-	-	-	-	62	-	-	62
Total comprehensive income	$10,808

Stock options exercised		36	-	473	-	-	-	-	-	473
Cash dividends - $.05 per share		-	-	-	(1,485)	-	-	-	-	(1,485)
Earned portion of restricted stock		-	-	-	-	39	-	-	-	39

Balance at March 31, 2005		29,661	$297	$210,238	$251,846	$(533)	$1,730	41	$-	$463,578

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

Foreign currency translation adjustment	Minimum pension liability adjustment	Unrealized gain/(loss) on interest rate swaps	Accumulated other comprehensive loss

Balance at December 31, 2004	$1,935	$(125)	$(142)	$1,668

Current period change	(80)	-	142	62

Balance at March 31, 2005	$1,855	$(125)	$-	$1,730

4.  INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
Raw material	$140,174	$121,614
Work-in process	29,044	27,279
Finished goods	60,974	58,322

Total inventories	$230,192	$207,215

5.  NET INCOME PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding.  Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and diluted earnings per share as of March 31:

	2005	2004
Numerator:
Income available to common stockholders from continuing operations	$10,622,000	$9,259,000

Weighted average shares outstanding	29,571,024	29,134,668

Denominator for diluted income per share:
Weighted average shares outstanding	29,571,024	29,134,668
Common stock options and restricted stock	204,134	223,611

Weighted average shares and conversions	29,775,158	29,358,279

At March 31, 2005, options to purchase 361,150 shares of the Company's common stock were outstanding, vested, and were exercisable at prices ranging from $7.33 to $15.00 per share.  At March 31, 2005, all exercisable options had an exercise price below the $21.54 per share market price of the Company's common stock.  At March 31, 2004 all exercisable options had an exercise price below the $16.26 per share market price of the Company's common stock.

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
$42,882

On August 13, 2004 the Company acquired all of the outstanding stock of Portals Plus Incorporated and its affiliated companies, Roofing Products & Systems Corporation and J.L.R. Services, Inc. (Portals Plus).  Portals Plus is headquartered in Chicago, Illinois, and manufactures a diverse line of roofing products.  The net assets of Portals Plus were included in the sale of the net assets of Milcor and the results of Portals Plus's operations since acquisition have been reclassified to discontinued operations, as further discussed in note 7.

The following unaudited pro forma financial information (in thousands, except for per share data) presents the combined results of operations as if the acquisitions had occurred on January 1, 2004.  The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects.  The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2004 and are not necessarily indicative of future results of the combined companies:

Three Months Ended March 31, 2004 (unaudited)
Net sales	$219,811

Net income from continuing operations	$10,219

Net income per share - Basic	$.35

Net income per share - Diluted	$.35

On February 16, 2004, the Company acquired the net assets of Covert Operations, Inc. (Covert), a manufacturer of epoxies and crack injection systems for concrete and masonry.  Its results have been included in the Company's Building Products segment.  The aggregate purchase consideration of Covert was approximately $1,336,000, including direct acquisition costs. The acquisition of Covert resulted in approximately $640,000 in goodwill, which is fully deductible for tax purposes.  The acquisition of Covert is not considered to be material to the Company's consolidated results of operations.

7.    DISCONTINUED OPERATIONS

As part of its continuing evaluation of its business, the Company determined that Milcor was not positioned to obtain a leadership position in its marketplace.  We were approached by a market leader from Milcor's marketplace and on January 27, 2005, the Company sold the net assets of its Milcor subsidiary, which included Portals Plus, for approximately $43,322,000, subject to adjustment for working capital, the approximate book value of the net assets sold.  We expect to complete our negotiations with the purchaser and finalize the sales price during the second quarter of 2005.  The carrying amounts of the assets and liabilities sold were as follows (in thousands):

Current Assets	$14,176
Property, Plant and Equipment	11,861
Intangible Assets	1,774
Goodwill	17,303
Current Liabilities	(1,792)
Net Assets	$43,322

The results of operations for Milcor for the current and prior period have been classified as discontinued operations in the condensed consolidated statements of income. Components of the net income from discontinued operations of Milcor for the three months ended March 31 are as follows:

	Three Months Ended March 31,
	2005	2004

Net sales	$3,452	$7,388
Expenses	3,248	7,246

Income from discontinued operations	$204	$142

The Company has identified a contingent liability with regards to Milcor that is currently not estimable. The contingent liability relates to a potential payment to the Internal Revenue Service for a potential tax liability on the basis step up of the assets acquired with the acquisition of Portals Plus.  The Company has engaged an independent valuation specialist to assist with its determination whether a step up in basis of these assets occurred, and if so, what the step up in basis was, and expects this valuation to be completed during the second quarter of 2005, at which time, if required, the Company will recognize additional expense related to the disposal of these assets.  The Company also retained liability related to a multi-employer pension plan to fund the terminated pensions of the union employees of Milcor.  We have accrued $59,000 for the termination based on the information that is available.  The administrator of the plan has engaged the plan's actuary to measure the Company's withdrawal liability as of January 27, 2005, which could cause the Company to recognize additional expense.  The plan's administrator expects to have the actuarial calculations completed during the next year.

8.  GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the approximate carrying amount of goodwill by reportable segment for the three months ended March 31, 2005 is as follows (in thousands):

	Processed Steel Products Segment	Building Products Segment	Thermal Processing Segment	Total

Balance as of December 31, 2004	$ 23,617	$ 216,206	$ 46,104	$ 285,927
Goodwill acquired	0	0	0	0
Goodwill disposed (note 7)	0	(17,303)	0	(17,303)
Foreign currency translation	0	(26)	0	(26)
Balance as of March 31, 2005	$ 23,617	$ 198,877	$ 46,104	$ 268,598

Goodwill subject to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142), has been tested for impairment (annual reassessment date as of October 31). The results of the latest annual reassessment determined that no goodwill impairments existed.

Intangible Assets

At March 31, 2005, intangible assets related to the Company's acquisitions are included as part of the total other assets on the Company's condensed consolidated balance sheet and are included in the total assets of the Company's Building Products segment.  Intangible assets at March 31, 2005 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Trademark / Trade Name	$560	$67	2 to 5 years
Unpatented Technology	1,075	63	15 years
Customer Relationships	5,640	330	5 years
Non-Competition Agreements	2,365	632	5 to 10 years
Balance as of March 31, 2005	$9,640	$1,092

Intangible asset amortization expense for the three month periods ended March 31, 2005 and 2004 aggregated approximately $218,000 and $101,000, respectively.

Amortization expense related to intangible assets for the remainder of fiscal 2005 and the next five years thereafter is as follows (in thousands):

Year Ended December 31,
2005	$657
2006	$825
2007	$825
2008	$701
2009	$621
2010	$612

9.  SEGMENT INFORMATION

The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)      Processed Metal Products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel and other metals through the application of several different processes to produce high-quality, value-added coiled steel and other metal products to be further processed by customers.

(ii)   Building products, which primarily includes the processing of sheet steel, aluminum and other materials to produce a wide variety of building and construction products.

(iii)   Thermal Processing, which includes a wide range of metallurgical heat treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance.

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Net sales
Processed metal products	$127,612	$77,166
Building products	119,172	101,935
Thermal processing	26,797	25,506
	$273,581	$204,607

Income (loss) from operations
Processed metal products	$14,023	$8,027
Building products	10,504	10,396
Thermal processing	3,405	3,948
Corporate	(7,036)	(4,557)
	$20,896	$17,814

Depreciation and amortization
Processed metal products	$1,762	$1,440
Building products	2,425	2,277
Thermal processing	1,954	1,726
Corporate	332	346
	$6,473	$5,789

Capital expenditures
Processed metal products	$1,482	$1,199
Building products	2,513	2,192
Thermal processing	1,493	1,359
Corporate	587	450
	$6,075	$5,200

	March 31, 2005	December 31, 2004
Total identifiable assets	(unaudited)	(audited)
Processed metal products	$287,423	$267,297
Building products	473,547	444,677
Thermal processing	150,597	149,454
Corporate *	59,942	96,273
	$971,509	$957,701

*includes assets associated with the discontinued operations.

10.   RELATED PARTY TRANSACTIONS

In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes payable each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes are payable to the two former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in annual principal installments of $2,917,000 per note on April 1, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  At March 31, 2005 and 2004, the current portion of these notes aggregated approximately $5,833,000.

Accrued interest and interest expense related to these notes payable was approximately $144,000 and $213,000 as of and for the three months ended March 31, 2005 and 2004, respectively.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties.  These operating leases are considered to be related party in nature.  Rental expense associated with these related party operating leases aggregated approximately $403,000 and $266,000 for the three months ended March 31, 2005 and 2004, respectively.

11.   BORROWINGS UNDER REVOLVING CREDIT FACILITY

The aggregate borrowing limit under the Company's revolving credit facility is $290,000,000.  At March 31, 2005, the Company had $134,700,000 availability under the revolving credit facility.

12.  NET PERIODIC BENEFIT COSTS

The following table presents the components of net periodic pension and other postretirement benefit costs charged to expense for the three months ended March 31 (in thousands):

Pension Benefit	Other Post Retirement Benefits
	2005	2004	2005	2004

Service cost	$44	$43	$23	$29
Interest cost	31	27	53	51
Amortization of unrecognized prior service cost	-	-	(5)	(4)
Loss amortization	-	-	27	25
Net periodic benefit costs	$75	$70	$98	$101

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

13.  SUBSEQUENT EVENTS

On April 1, 2005, the Company entered into a Credit Agreement with a consortium of banks that established a revolving line of credit, and provides for the issuance of letters of credit and swing line loans through April 2010.  There is an aggregate of $250,000,000 available under the new Credit Agreement, with a  $50,000,000 expansion feature at the Company's option, subject to approval by the participating financial institutions.  The credit facility is secured by substantially all of the Company's accounts receivable, inventory, equipment and fixtures and other personal property.  In conjunction with the new Credit Agreement, the Company terminated its existing credit facility.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Executive Summary

The condensed consolidated financial statements present the financial condition of the Company as of March 31, 2005 and December 31, 2004, and the condensed consolidated statements of income and cash flows of the Company for three months ended March 31, 2005 and 2004.

The Company is organized into three reportable segments - Processed Metal Products, Building Products and Thermal Processing.  The Company also held equity positions in two joint ventures as of March 31, 2005.

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

The Building Products segment processes primarily sheet steel, aluminum and other materials to produce a wide variety of building and construction products. This segment's products are sold to major retail home centers, such as The Home Depot, Lowe's, Menards and Wal-Mart, wholesale distributors, and contractors.

The Thermal Processing segment provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required. This segment services such customers as General Motors, Ford, Eaton Corporation, Dana Corporation and International Truck.

As part of its continuing evaluation of its business, the Company determined that Milcor was not positioned to obtain a leadership position in its marketplace.  We were approached by a market leader from Milcor's marketplace and sold the net assets of our Milcor subsidiary to this market leader.  The transaction was finalized on January 27, 2005.  The results of the operations of Milcor have been reclassified as discontinued operations in the Company's income statements for all periods presented.

The following table sets forth the Company's net sales by reportable segment for the three months ending March 31 (in thousands):

	2005	2004

Net sales
Processed Metal Products	$127,612	$77,166
Building Products	119,172	101,935
Thermal Processing	26,797	25,506
Total consolidated net sales	$273,581	$204,607

Results of Operations

Consolidated

Net sales increased by approximately $70.0 million, or 33.7% to $273.6 million for the quarter ended March 31, 2005, from net sales of $204.6 million for the quarter ended March 31, 2004. The increase in net sales was primarily the result of both volume and selling price increases with the remainder of the increase  due to the addition of net sales of SCM (acquired June 1, 2004), which contributed approximately $17.5 million in additional net sales for the current quarter. Due to an increase in global demand for steel over the past twelve months, especially in China, steel producers have experienced a shortage of steel scrap and coke, two key materials used in the manufacture of steel. The shortage of these raw materials resulted in significant increases in both steel demand and steel pricing. The increase in steel demand along with an increase in the Company's sales and market penetration, which was the result of new and innovative product offerings, as well as enhancements in supply solutions for the Company's customers, had the greatest impact in driving up sales volumes during the current quarter. In addition to volume increases, net sales dollars during the quarter were also favorably impacted by the Company's ability to pass on a portion of the raw material cost increases and steel surcharges to its customers in the form of higher selling prices.

Gross profit as a percentage of net sales decreased to 18.3% for the quarter ended March 31, 2005, from 20.2% for the quarter ended March 31, 2004. The decrease in gross profit percentage was primarily the result of material and energy costs increases that have not been fully recovered in selling prices. The decline in gross profit percentages due to increased material and energy costs for the three months ended March 31, 2005 was partially offset by reductions in labor cost and transportation expenses as a percentage of net sales, as compared to the same period in the prior year.

Selling, general and administrative expenses increased by approximately $5.6 million, or 23.9%, to $29.2 million for the quarter ended March 31, 2005, from selling, general and administrative expenses of $23.6 million for the quarter ended March 31, 2004. The dollar-for-dollar increase in selling, general and administrative expenses was due primarily to employee incentive plans, professional fees related to compliance with the requirements of section 404 of the Sarbanes-Oxley act, costs from the 2004 acquisitions, along with increases in salary expense, which accounted for approximately $4.7 million of the $5.6 million increase in selling, general and administrative expenses for the current quarter.  Selling, general and administrative expenses as a percentage of net sales of 10.7% for the quarter ended March 31, 2005 was comparable to selling, general and administrative expenses as a percentage of net sales of 11.5% for the quarter ended March 31, 2004.

As a result of the above, income from operations as a percentage of net sales for the quarter ended March 31, 2005 declined to 7.6% from 8.7% for the prior year's comparable period.

Interest expense increased by approximately $900,000 to $3.9 million for the quarter ended March 31, 2005, from interest expense of $3.0 million for the quarter ended March 31, 2004. The increase in interest expense during the current quarter was due primarily to higher average debt balances due to the 2004 acquisitions and the increased working capital investment to fund our operations versus that of the prior year's comparable quarter.

As a result of the above, income from continuing operations before taxes increased by approximately $2.1 million, or 13.8%, to $17.4 million for the quarter ended March 31, 2005, from income from continuing operations before taxes of $15.3 million for the quarter ended March 31, 2004.

Income taxes for the quarter ended March 31, 2005 approximated $6.8 million and were based on a 39.0% effective tax rate, compared to a 39.5% effective tax rate for the same period in 2004.  The Company is continuing to evaluate the impact of the qualified production activities deduction under the American Jobs Creation Act of 2004.  When fully phased in, a deduction of 9% of the lesser of qualified production activities income or taxable income after net operating loss deductions will be allowed.  The deduction is also limited to 50% of Form W-2 wages.  Based upon preliminary analyses completed by the Company, the impact for 2005 is not expected to be significant.

The following provides further information by segment:

Processed Metal Products

Net sales increased by approximately $50.4 million, or 65.4%, to $127.6 million for the quarter ended March 31, 2005, from net sales of $77.2 million for the quarter ended March 31, 2004.  Excluding the effect of the acquisition of SCM, net sales increased $32.9 million. The increase in net sales was primarily a function of both higher sales volumes, especially in the Company's coated steel and painted products, as well as increases in selling price due to the rise in steel prices that occurred in the past twelve months.

Income from operations as a percentage of net sales increased to 11.0% of net sales for the quarter ended March 31, 2005 from 10.4% for the prior year's comparable period. The increase in operating margin percentage was due primarily to the 2004 acquisition of SCM, which has slightly higher margins, and decreases in labor costs a percentage of net sales. The increases in operating margin percentage were partially offset by increases in materials cost as a percentage of net sales.

Building Products

Net sales increased by approximately $17.2 million, or 16.9%, to $119.2 million for the quarter ended March 31, 2005, from net sales of $101.9 million for the quarter ended March 31, 2004. The increase in net sales was the result of both volume and selling price increases. The increase in sales volume was due primarily to improved market and sales penetration, which was the result of new and innovative product offerings, as well as improved supply solutions for customers. The increase in selling prices for the current quarter were the result of the Company's ability to pass on a portion of raw material cost increases to their customers in the form of higher selling prices.

Income from operations as a percentage of net sales decreased to 8.8% for the quarter ended March 31, 2005 from 10.2% for the prior year's comparable period. The decrease in operating margin percentage was due primarily to higher material costs as a percentage of sales, partially offset by reductions in labor costs and transportation expenses as a percentage of net sales.

Thermal Processing

Net sales increased by approximately $1.3 million, or 5.1%, to $26.8 million for the quarter ended March 31, 2005, from net sales of $25.5 million for the quarter ended March 31, 2004. The increase in net sales was due to increases in volume and selling prices.

Income from operations as a percentage of net sales decreased to 12.7% for the quarter ended March 31, 2005 from 15.5% for the prior year's comparable period. The decrease in operating margin percentage was due primarily to increases in energy costs.  The decrease in operating margin percentage was partially offset by reductions in labor costs as a percentage of net sales during the current quarter.

Outlook

The outlook for the quarter ended June 30, 2005 is favorable in comparison to the quarter ended June 30, 2004. The second quarter is historically one of the seasonally strongest periods of the Company's fiscal cycle. The Company believes it is positioned to benefit from many of its internal growth initiatives and cost reduction programs, as well as continuing operational improvements.

In 2005, the Company will realize a full year's worth of sales and earnings from the 2004 acquisition of SCM, and benefit from the increases in selling prices that were obtained over the previous twelve months. In addition, the Company is continuously evaluating numerous acquisition opportunities.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

The Company's

quity increased by approximately $9.8 million or 2.2%, to $463.6 million, at March 31, 2005.  This increase in shareholder's equity was primarily due to net income of $10.7 million, proceeds of $0.5 million from the exercise of stock options, partially offset by the declaration of approximately $1.5 million in shareholder dividends.

During the first quarter of 2005, the Company's working capital (inclusive of the impact of working capital disposed of with the 2005 dispositions), increased by approximately $47.9 million, or 19.8%, to approximately $290.1 million. This increase in working capital was primarily the result of increases in accounts receivable and inventory levels of $26.0 million and $23.0 million, respectively. The increase in receivables is the result of increased sales levels, while the increase in inventories is the result of a combination of opportunistic buys and our normal inventory buildup in anticipation of what has historically been the Company's strongest season.

Net cash used in operating activities for the three months ended March 31, 2005 was approximately $47.9 million and primarily represents net income plus non-cash charges for depreciation and amortization and changes in working capital positions, excluding the working capital disposed of as a result of the current quarter disposition activities.  Net cash used in operating activities for the three months ended March 31, 2005 was primarily the result of net income from continuing operations of $10.6 million combined with depreciation and amortization of $6.5 million, the provision for deferred income taxes of $1.7 million, and increases in accounts receivable and inventories of $32.8 million and $29.2 million, respectively.

The cash on hand at the beginning of the period and cash from the disposition of Milcor of $43.3 million, along with cash generated from the proceeds of long-term debt of $7.6 million and cash generated by the exercise of stock options of $0.5 million was used to fund current operations, capital expenditures of $6.1 million and pay cash dividends of $1.5 million.

The Company's revolving credit facility, which was due to expire in June 2007, provided for an aggregate borrowing limit of up to $290.0 million.  Additionally, the revolving credit facility contained a $10.0 million expansion feature at the Company's option, subject to approval by participating financial institutions. Borrowings thereunder were secured with the Company's accounts receivable, inventories and personal property and equipment. At March 31, 2005, the Company had used approximately $155.3 million of the revolving credit facility, resulting in $134.7 million in availability.  Borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate.  The weighted average interest rate of these borrowings was 4.43% at March 31, 2005.  The Company terminated this credit facility on April 1, 2005 as described below.

The Company's revolving credit facility contains various debt covenants.  At March 31, 2005 the Company was in compliance with all covenants.

On April 1, 2005, the Company entered into a new Credit Agreement with a consortium of banks that established a revolving line of credit which expires in April 2010.  This revolving line provides for an aggregate limit of $250 million, with a $50 million expansion feature at the Company's option, subject to approval by the by the participating financial institutions.  The credit facility is secured by substantially all of the Company's accounts receivable, inventories and equipment and fixtures, and personal property.  In conjunction with the new Credit Agreement, the Company terminated its existing credit facility.

In 2002, the Company entered into a $50.0 million private placement of debt with The Prudential Insurance Company of America, which consists of a $25.0 million senior secured note bearing interest at 7.35% annually, due on July 3, 2007 and a $25.0 million senior subordinated note, bearing interest at 8.98% annually, due on January 3, 2008.  At March 31, 2005, the total principal balance of the private placement debt aggregated $50.0 million, none of which is due within the current fiscal year.

In 2004, the Company entered into a $75.0 million private placement of debt with The Prudential Insurance Company of America.  This senior secured note bears interest at 5.75% annually and has a seven year term with no payments due before maturity.  The Company had $55.0 million outstanding at December 31, 2004, drew down $10.0 million during the current quarter, and is scheduled to draw the remainder during the third quarter of 2005.  At March 31, 2005, the total principal balance of the private placement debt aggregated $65.0 million, none of which is due within the current fiscal year.

For the second quarter and remainder of 2005, the Company is focused on maximizing positive cash flow and working capital management. The Company is currently examining ways to optimize its existing capital structure in light of the Company's long-term growth and acquisition initiatives. The Company is looking to put in place a capital structure which provides the Company with the capability to engage in larger and potentially more complex acquisitions, while still providing the flexibility to run the day-to-day operations of the business. As of March 31, 2005, the Company believes that availability of funds under its new credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.

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

A summary of the Company's significant accounting policies are described in Note 1 of the Company's consolidated financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2004, as filed on Form 10-K.

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

Intangible assets with estimable useful lives (which consist primarily of customer lists, non-competition agreements, and unpatented technology) are amortized to their residual values over those estimated useful lives in proportion to the economic benefit consumed.

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

Related Party Transactions

In connection with the acquisition of Construction Metals in April 2004, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes are payable to the former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in equal annual principal installments of approximately $2.9 million per note on April 1 with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  Accrued interest and interest expense related to these notes payable was approximately $144,000 as of and for the three months ended March 31, 2005.  At March 31, 2005, the current portion of these notes payable aggregated approximately $5.8 million.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties.  Rental expense associated with these related party operating leases aggregated approximately $403,000 for the three months ended March 31, 2005.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability.  In addition, the Company is exposed to market risk, primarily related to its long-term debt.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company's exposure to market risk since December 31, 2004.

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

(b)    Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1.  Legal Proceedings.

          Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits.

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

Date:  April 29, 2005