Form 10-Q
period 2005-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2005-08-09
CIK 912562

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

          (Mark one)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005

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

          3556 Lake Shore Road, P.O. Box 2028, Buffalo, New York 14219-0228

          (Address of principal executive offices)

             (716)  826-6500----

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

As of August 1, 2005, the number of common shares outstanding was: 29,667,686.

GIBRALTAR INDUSTRIES, INC.

INDEX

		PAGE NUMBER
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Income For the Three and Six Months Ended June 30, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements	6-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23-24

PART II.	OTHER INFORMATION	24-26

PART I FINANCIAL INFORMATION Item 1. Financial Statements GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30 2005	December 31 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,025	$10,892
Accounts receivable, net	171,940	146,021
Inventories	199,061	207,215
Other current assets	11,825	15,479
Total current assets	389,851	379,607

Property, plant and equipment, net	254,643	269,019
Goodwill	269,881	285,927
Investments in partnerships	7,753	8,211
Other assets	14,148	14,937
	$936,276	$957,701

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$65,001	$70,775
Accrued expenses	51,305	51,885
Current maturities of long-term debt	8,860	8,859
Current maturities of related party debt	5,833	5,833
Total current liabilities	130,999	137,352

Long-term debt	257,915	289,514
Long-term related party debt	-	5,833
Deferred income taxes	64,412	66,485
Other non-current liabilities	5,065	4,774
Shareholders' equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,707,186 and 29,665,780 shares in 2005 and 2004, respectively	297	297
Additional paid-in capital	216,488	209,765
Retained earnings	265,834	242,585
Unearned compensation	(6,313)	(572)
Accumulated other comprehensive loss	1,579	1,668
	477,885	453,743
Less: cost of 40,500 common shares held in treasury in 2005 and 2004	-	-
Total shareholders' equity	477, 885	453,743
	$936,276	$957,701
See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except per share date)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$288,388	$249,092	$561,969	$453,699

Cost of sales	231,922	192,302	455,371	355,496

Gross profit	56,466	56,790	106,598	98,203

Selling, general and administrative expense	27,188	29,719	56,424	53,318

Income from operations	29,278	27,071	50,174	44,885

Other (income) expense:
Equity in partnerships' loss (income), and other income	93	(1,186)	(351)	(1,726)
Interest expense	3,816	2,977	7,744	6,027
Total other expense	3,909	1,791	7,393	4,301

Income before taxes	25,369	25,280	42,781	40,584

Provision for income taxes	9,454	9,986	16,244	16,031
Net income from continuing operations	15,915	15,294	26,537	24,553

Discontinued operations: (Loss) income from discontinued operations Income tax (benefit) expense Net income (loss) from discontinued operations	(728) (284) (444)	248 98 150	(524) (204) (320)	390 154 236

Net income	$15,471	$15,444	$26,217	$24,789

Net income per share - Basic: Income from continuing operations (Loss) income from discontinued operations	.54 (.01)	.52 .01	.90 (.01)	.84 .01
Net income	$.53	$.53	$.89	$.85

Weighted average shares outstanding - Basic	29,606	29,308	29,588	29,227
Net income per share - Diluted: Income from continuing operations (Loss) income from discontinued operations	.53 (.01)	.51 .01	.89 (.01)	.83 .01
Net income	$.52	$.52	$.88	$.84

Weighted average shares outstanding - Diluted	29,762	29,554	29,769	29,462

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$26,217	$24,789
Net (loss) income from discontinued operations	(320)	236
Net income from continuing operations	26,537	24,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,286	11,653
Provision for deferred income taxes	(786)	2,245
Equity in partnerships' income	(294)	(1,726)
Distributions from partnerships	748	846
Unearned compensation, net of restricted stock forfeitures	327	69
Other noncash adjustments	202	133
Increase (decrease) in cash resulting from changes
in (net of acquisitions and dispositions):
Accounts receivable	(32,872)	(46,094)
Inventories	1,862	(24,929)
Other current assets	1,858	561
Accounts payable and accrued expenses	(3,918)	37,235
Other assets	(3,306)	(997)

Net cash provided by continuing operations	3,644	3,549
Net cash used in discontinued operations	(486)	(1,832)
Net cash provided by operating activities	3,158	1,717

Cash flows from investing activities
Acquisitions, net of cash acquired	-	(48,600)
Purchases of property, plant and equipment	(10,385)	(9,783)
Net proceeds from sale of property and equipment	249	230
Net proceeds from sale of business	42,594	-

Net cash provided by (used in) investing activities for continuing operations	32,458	(58,153)
Net cash provided by (used in) investing activities for discontinued operations	397	(477)
Net cash provided by (used in) investing activities	32,855	(58,630)

Cash flows from financing activities
Long-term debt reduction	(47,430)	(25,506)
Proceeds from long-term debt	10,000	57,680
Payment of dividends	(2,970)	(1,751)
Net proceeds from issuance of common stock	520	7,768

Net cash (used in) provided by financing activities	(39,880)	38,191

Net decrease in cash and cash equivalents	(3,867)	(18,722)

Cash and cash equivalents at beginning of year	10,892	29,019

Cash and cash equivalents at end of period	$7,025	$10,297
See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 2005 and 2004 have been prepared by Gibraltar Industries, Inc. (the Company) without audit.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 have been included.

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

The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.      STOCK BASED COMPENSATION

 On May 19, 2005 the shareholders of the Company authorized the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options, non-qualified stock options, restricted shares, restricted share units, performance shares, performance share units, or rights or combinations thereof to officers, directors and employees.  The aggregate number of shares that may be distributed under the plan is limited to 2,250,000 shares of common stock.  Of that number, no more than 1,350,000 shares can be awarded in form of restricted shares and restricted units, and no more than 900,000 shares can be awarded in the form of incentive stock options and rights.  Option grants under the Plan must be made prior to February 19, 2015, and are exercisable at the discretion of the Board of Directors in no event more than 10 years from the date of grant.

Upon approval of the Plan, 283,036 restricted units, 20,000 restricted shares, and 2,016 non qualified options were issued to officers, directors and employees.  At June 30, 2005, 1,944,928 shares were available to grant under the Plan.  Of these shares, 1,046,964 shares were available to grant as restricted shares and restricted units and 900,000 shares were available to grant as incentive stock options and rights.

The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25("APB No. 25"), "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the common stock and the exercise price of the award. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income from continuing operations, as reported	$15,915	$15,294	$26,537	$24,553

Add: Compensation expense recognized in net income, net of related tax effects	176	39	214	77

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects
	(176)	(145)	(214)	(268)

Pro forma net income	$15,915	$15,188	$26,537	$24,363

Net income from continuing operations per share: Basic-as reported	$.54	$.52	$.90	$.84
Basic-pro forma	$.54	$.52	$.90	$.83

Diluted-as reported	$.53	$.51	$.89	$.83

The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                                2005
                                    Expected dividend yield                        1.0%
                                    Expected stock price volatility             42.05
                                    Risk-free interest rate                            3.84%
                                    Expected life of option                        5 years

3.  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

The changes in shareholders' equity and comprehensive income consist of (in thousands):

							Accumulated
	Comprehensive	Common Stock		Additional Paid-In	Retained	Unearned	Other Comprehensive	Treasury Stock		Total Shareholders'
	Income	Shares	Amount	Capital	Earnings	Compensation	Income	Shares	Amount	Equity

Balance at January 1, 2005		29,625	$297	$209,765	$242,585	$(572)	$1,668	41	$-	$453,743

Comprehensive income:
Net income	$26,217	-	-	-	26,217	-	-	-	-	26,217
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $93	(231)	-	-	-	-	-	-	-	-	-
Unrealized gain on interest rate swaps, net of tax of $91	142	-	-	-	-	-	-	-	-	-
Other comprehensive income	(89)	-	-	-	-	-	(89)	-	-	(89)
Total comprehensive income	$26,128

Issuance of restricted stock and restricted stock units		-	-	6,044	-	(6044)	-	-	-	-
Stock options exercised		41	-	521	-	-	-	-	-	521
Tax benefit from exercise of stock options		-	-	158	-	-	-	-	-	158
Cash dividends - $.10 per share		-	-	-	(2,968)	-	-	-	-	(2,968)
Earned portion of restricted stock		-	-	-	-	303	-	-	-	303

Balance at June 30, 2005		29,666	$297	$216,488	$265,834	$(6,313)	$1,579	41	$-	$477,885

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

Foreign currency translation adjustment	Minimum pension liability adjustment	Unrealized gain/(loss) on interest rate swaps	Accumulated other comprehensive loss

Balance at January 1, 2005	$1,935	$(125)	$(142)	$1,668
Current period change	(231)	-	142	(89)
Balance at June 30, 2005	$1,704	$(125)	$-	$1,579

                           Total comprehensive income for the three and six months ended June 30, 2005, was $14,880,000 and $26,128,000, respectively and for the three and six months ended June 30, 2004 was $15,725,000 and $25,197,000, respectively.

4.  INVENTORIES
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Raw material	$106,933	$121,614
Work-in process	32,751	27,279
Finished goods	59,377	58,322

Total inventories	$199,061	$207,215

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

The following table sets forth the computation of basic and diluted earnings per share as of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Income available to common stockholders from continuing operations	$15,915,000	$ 15,294,000	$26,537,000	$ 24,553,000

Weighted average shares outstanding	29,605,510	29,308,247	29,588,337	29,227,457

Denominator for diluted income per share:
Weighted average shares outstanding	29,605,510	29,308,247	29,588,337	29,227,457
Common stock options and restricted stock	156,464	245,843	180,299	234,727

Weighted average shares and conversions	29,761,974	29,554,090	29,768,636	29,462,184

At June 30, 2005, options to purchase 357,290 shares of the Company's common stock were outstanding and were exercisable at prices ranging from $7.33 to $21.75 per share.  At June 30, 2005, 355,244 options were exercisable at an exercise price below the $21.94 per share market price of the Company's common stock.  At June 30, 2004 options to purchase 514,884 shares of the Company's common stock were outstanding and exercisable at prices ranging from $6.67 to $14.50 per share.  At June 30, 2004, 446,652 options were vested and were exercisable at an exercise price below the $21.88 per share market price of the Company's common stock.

6.      ACQUISITIONS

On April 1, 2003, the Company acquired all of the outstanding stock of Construction Metals, Inc. (Construction Metals).  As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company may be required to pay additional consideration if certain net sales levels as defined in the purchase agreement are achieved during the period from acquisition up to March 31, 2006.  During the second quarter of 2005 and 2004 payments of $1,332,000 and $345,000, respectively, were made pursuant to the additional consideration.

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

The aggregate purchase consideration for the acquisition of SCM was approximately $42,882,000 in cash and acquisition costs.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the properly, plant, and equipment and identifiable intangible assets were determined with the assistance of an independent valuation.  The identifiable intangible assets consisted of trademarks/trade names with an aggregate value of $440,000 (indeterminable useful life), unpatented technology with a value of $900,000 (10-year weighted average useful life) and customer relationships with a value of $5,560,000 (15-year weighted average useful life).  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $4,238,000, which is fully deductible for tax purposes.  The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$15,863
Property, plant and equipment	15,881
Intangible assets	6,900
Goodwill	4,238
$42,882

The following unaudited pro forma financial information (in thousands, except for per share data) presents the combined results of operations as if the SCM acquisition had occurred on January 1, 2004.  The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects.  The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2004 and are not necessarily indicative of future results of the combined companies:

Three Months Ended Six Months Ended June 30, 2004 June 30, 2005 (unaudited) (unaudited)

Net sales	$259,218	$479,029

Net income from continuing operation	$15,933	$26,152

Net income per share - Basic	$.54	$.89

Net income per share - Diluted	$.54	$.89

7.     DISCONTINUED OPERATIONS

As part of its continuing evaluation of its business, the Company determined that Milcor was not positioned to obtain a leadership position in its marketplace.  We were approached by a market leader from Milcor's marketplace and on January 27, 2005, the Company sold the net assets of its Milcor subsidiary, which included

Portals Plus, for approximately $42,594,000.  During the second quarter we reached an agreement with the purchaser regarding the final working capital adjustment, which resulted in a loss of $728,000 on the sale.  The carrying amounts of the assets and liabilities sold were as follows (in thousands):

Current Assets	$14,176
Property, Plant and Equipment	11,861
Intangible Assets	1,774
Goodwill	17,303
Current Liabilities	(1,792)
Net Assets	$43,322

The results of operations for Milcor for the current and prior period have been classified as discontinued operations in the condensed consolidated statements of income. Components of the net income from discontinued operations of Milcor are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$-	$8,393	$3,452	$15,781
Expenses	728	8,145	3,976	15,391

Income (loss) from discontinued operations	$(728)	$248	$(524)	$390

We have identified a contingent liability with regards to Milcor that is currently not estimable. The contingent liability relates to a potential payment to the Internal Revenue Service for a potential tax liability on the basis step-up of the assets acquired with the acquisition of Portals Plus.  We have engaged an independent valuation specialist to assist with its determination whether a step-up in basis of these assets occurred, and if so, what the step-up in basis was, and expect this valuation to be completed during 2005, at which time, if required, the Company will recognize additional expense related to the disposal of these assets.  We also retained a liability related to a multi-employer pension plan to fund the terminated pensions of the union employees of Milcor.  We have accrued $59,000 for the termination based on the information that is available.  The administrator of the plan has engaged the plan's actuary to measure our withdrawal liability as of January 27, 2005, which could cause us to recognize additional expense.  The plan's administrator expects to have the actuarial calculations completed during the next year.

8.        GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2005 is as follows (in thousands):

	Processed Metal Products Segment	Building Products Segment	Thermal Processing Segment	Total

B Balance as of January 1, 2005	$ 23,617	216,206	$ 46,104	$285,927
G Goodwill acquired	-	1,332	-	1,332
G Goodwill disposed (Note 7)	-	(17,303)	-	(17,303)
Foreign currency translation	-	(75)	-	(75)
Balance as of June 30, 2005	$ 23,617	$ 200,160	$ 46,104	$ 269,881

Goodwill subject to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142), has been tested for impairment (annual reassessment date is October 31). There are no indicators of impairment and the results of the latest annual reassessment determined that no goodwill impairments existed.

Intangible Assets

At June 30, 2005, intangible assets related to the Company's acquisitions are included as part of the total other assets on the Company's condensed consolidated balance sheet and are included in the total assets of the Company's Building Products segment.  Intangible assets at June 30, 2005 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Trademark / Trade Name	$560	$77	2 to 5 years
Unpatented Technology	1,075	114	15 years
Customer Relationships	5,640	421	5 years
Non-Competition Agreements	2,365	713	5 to 10 years
Balance as of June 30, 2005	$9,640	$1,325

Intangible asset amortization expense for the three and six month periods ended June 30, 2005 and 2004 aggregated approximately $218,000 and $438,000, and $101,000 and $212,000, respectively.

Amortization expense related to intangible assets for the remainder of fiscal 2005 and the next five years thereafter is as follows (in thousands)

Year Ended December 31,
2005	$438
2006	$825
2007	$825
2008	$701
2009	$621
2010	$612

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

(iii)   Thermal Processing, which includes a wide range of metallurgical heat treating processing processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance.

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

Three Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004

Net sales
Processed metal products	$118,188	$94,320	$245,800	$171,486
Building products	142,654	128,341	261,826	230,276
Thermal processing	27,546	26,431	54,343	51,937
	$288,388	$249,092	$561,969	$453,699

Income (loss) from operations
Processed metal products	$8,444	$11,004	$22,467	$19,031
Building products	22,197	19,734	32,701	30,129
Thermal processing	4,200	4,274	7,605	8,222
Corporate	(5,563)	(7,941)	(12,599)	(12,497)
	$29,278	$27,071	$50,174	$44,885

Depreciation and amortization
Processed metal products	$1,763	$1,472	$3,525	$2,912
Building products	2,577	2,319	5,002	4,596
Thermal processing	1,983	1,744	3,937	3,470
Corporate	490	329	822	675
	$6,813	$5,864	$13,286	$11,653

Capital expenditures (excluding acquisitions)
Processed metal products	$1,066	$1,201	$2,548	$2,400
Building products	1,983	2,484	4,496	4,676
Thermal processing	790	618	2,283	1,977
Corporate	472	279	1,058	730
	$4,311	$4,582	$10,385	$9,783

			June 30, 2005	December 31, 2004
			(unaudited)
Total identifiable assets
Processed metal products			$255,000	$267,297
Building products			470,796	444,677
Thermal processing			148,976	149,454
Sub-total			874,772	861,428
Corporate *			61,504	96,273
			$936,276	$957,701
* includes assets associated with the discontinued operations

10.   NEW REVOLVING CREDIT FACILITY

On April 1, 2005, the Company entered into a Credit Agreement with a consortium of banks that established a revolving line of credit, and provides for the issuance of letters of credit and swing line loans through April 2010.  There is an aggregate of $250,000,000 available under the new Credit Agreement, with a $50,000,000 expansion feature at the Company's option, subject to approval by the participating financial institutions.  The credit facility is secured by substantially all of the Company's accounts receivable, inventory, equipment and fixtures and other personal property.  In conjunction with the new Credit Agreement, the Company terminated its existing credit facility.  At June 30, 2005, the Company had $125,500,000 in availability under the revolving credit facility. Borrowings under this credit agreement carry interest at LIBOR plus a fixed rate of between 57.5 basis points and 137.5 basis points, based on a long-term liquidity ratio.  At June 30, 2005 the weighted average interest rate was 4.01%.

11.  RELATED PARTY TRANSACTIONS

In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes payable each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes are payable to the two former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of $2,917,000 per note, on April 1, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  At June 30, 2005 and 2004, the current portion of these notes aggregated approximately $5,833,000.  Accrued interest and interest expense related to these notes payable was approximately $73,000 and $145,000 as of June 30, 2005 and 2004 and $217,000 and $359,000 for the six months ended June 30, 2005 and 2004, respectively.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties.  These operating leases are considered to be related party in nature.  Rental expense associated with these related party operating leases aggregated approximately $741,000 and $552,000 for the six months ended June 30, 2005 and 2004, respectively.

12.  NET PERIODIC BENEFIT COST

The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense (in thousands):

                                                                                                                               Pension Benefit

Three Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004

Service cost	$44	$43	$88	$86
Interest cost	31	26	62	53
Net periodic benefit costs	$75	$69	$150	$139

                                                                                                                  Other Post Retirement Benefits

Three Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004

Service cost	$23	$28	$46	$57
Interest cost	53	50	106	101
Amortization of unrecognized prior service cost	(5)	(3)	(10)	(7)
Loss amortization	27	24	54	49
Net periodic benefit costs	$98	$99	$196	$200

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Executive Summary

The condensed consolidated financial statements present the financial condition of the Company as of June 30, 2005 and December 31, 2005, and the condensed consolidated results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows of the Company for six months ended June 30, 2005 and 2004.

The Company is organized into three reportable segments - Processed Metal Products, Building Products and Thermal Processing.  The Company also held equity positions in two joint ventures as of June 30, 2005.

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

The following table sets forth the Company's net sales by reportable segment for the three and six months ending June 30, (in thousands):

Three Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004
Net sales
Processed metal products	$118,188	$94,320	$245,800	$171,486
Building products	142,654	128,341	261,826	230,276
Thermal Processing	27,546	26,431	54,343	51,937
Total consolidated net sales	$288,388	$249,092	$561,969	$453,699

Results of Operations

Consolidated

Net sales increased by approximately $39.3 million, or 15.8% to $288.4 million for the quarter ended June 30, 2005, from net sales of $249.1 million for the quarter ended June 30, 2004. Net sales increased by approximately $108.3 million, or 23.9% to $562.0 million for the six months ended June 30, 2005, from net sales of $453.7 million for the six months ended June 30, 2004.  The increase in net sales for the quarter was partly due to the addition of net sales of SCM (acquired June 1, 2004) which contributed approximately $11.3 million in additional net sales. The remaining increase results primarily from increased product shipping volumes combined with higher selling prices.  The increase in the net sales for the six months ended June 30, 2004 was due primarily to both volume and selling price increases.   The remaining increase in net sales for the six months ended June 30, 2004 was the result of the addition of net sales of SCM which contributed $28.8 million in additional net sales.    Due to the increase in demand for steel during the during 2004, especially in China, steel producers experienced a shortage of steel scrap and coke, two key materials used in the manufacture of steel. The shortage of these raw materials resulted in significant increases in both steel demand and steel pricing throughout 2004.  The increase in steel pricing, which has been partially passed on to our customers in the form of higher selling prices, along with an increase in the Company's market penetration, had a significant impact on increased sales volumes on both the three and six month periods.

Gross profit as a percentage of net sales decreased to 19.6% for the quarter ended June 30, 2005, from 22.8% for the quarter ended June 30, 2004. Gross profit margins decreased to 19.0% for the six months ended June 30, 2005, from 21.6% for the same period in 2004.  These declines were the result of material and energy cost increases that have not been fully recovered in increased selling prices.  The decline in gross margins for both the three and six month periods ended June 30, 2005 were partially offset by reductions in labor cost and transportation expenses as a percentage of net sales, as compared to the same periods in the prior year.

Selling, general and administrative expenses decreased to $27.2 million during the second quarter of 2005 from $29.7 million in the same quarter of 2004, a decrease of approximately $2.5 million, or 8.4%.  Selling, general and administrative expenses for the six months ended June 30, 2005 increased to $56.4 million from $53.3 million for the same period in 2004, an increase of $3.1 million or approximately 5.8%.  The primary reasons for the decrease in the three month period is decreased expenses related to incentive based compensation  of approximately $1.9 million and a significant decline in costs to comply with the requirements of the Sarbanes-Oxley Act of approximately $1.2 million as the project consumed significant external resources during the second quarter of 2004. The increase for the six month period is the result of increased salaries, increased professional services expense experienced in the first quarter of 2005, and the addition of $1.8 million of costs from SCM (acquired June 2004).    As a result, selling, general and administrative expenses as a percentage of net sales decreased to 9.4% from 11.9% and to 10.0% from 11.8% for the three and six month periods, respectively.

As a result of the above, income from continuing operations as a percentage of net sales for the quarter ended June 30, 2005 decreased to 10.2% from 10.9% for the same period in 2004.  Income from continuing operations for the six months ended June 30, 2005 decreased to 8.9% from 9.9% for the comparable period last year.

Equity in partnerships' income decreased by approximately $1.3 million and $1.4 million for the quarter ended and six months ended June 30, 2005, respectively, from the comparable prior periods.  These decreases are primarily due to the Company's share of the losses incurred during the second quarter from the Company's equity interest in Gibraltar DFC, a joint venture.  The losses were incurred as the joint venture lost significant volume to a competitor that has cut selling prices below market levels.

Interest expense increased by approximately $800,000 for the quarter ended June 30, 2005 to $3.8 million from $3.0 million for the quarter ended June 30, 2004.  Interest expense increased by approximately $1.7 million for the six months ended June 30, 2005 to $7.7 million from $6.0 million for the six months ended June 30, 2004.  This increase was due to the higher average borrowings in 2005 caused by the acquisition of SCM in June 2004 and increased working capital requirements as commodity cost increases drove higher levels of inventory and higher sales increased accounts receivable.

As a result of the above, income from continuing operations before taxes increased by $0.1 million to $25.4 million for the quarter ended June 30, 2005 and $2.2 million to $42.8 million for the six months ended June 30, 2005, compared to the same periods in 2004.

Income taxes for the quarter and six months ended June 30, 2005 approximated $9.9 million and $16.7 million, respectively and were based on a 39.0% effective tax rate compared to 39.5% in 2004.  The Company is continuing to evaluate the impact of the qualified production activities deduction under the American Jobs Creation Act of 2004.  When fully phased in, a deduction of 9% of the lesser of qualified production activities income or taxable income after net operating loss deductions will be allowed.  The deduction is also limited to 50% of Form W-2 wages.  Based upon preliminary analyses completed by the Company, the impact for 2005 is not expected to be significant.

The following provides further information by segment:

Processed Metal Products

 Net sales increased by approximately $23.9 million, or 25.3%, to $118.2 million for the quarter ended June 30, 2005, from net sales of $94.3 million for the quarter ended June 30, 2004. Net sales increased by approximately $74.3 million, or 43.3%, to $245.8 million for the six months ended June 30, 2005 from net sales of $171.5 million for the same period in 2004.  These increases in net sales were primarily a function of increases in selling price due to the rise in overall steel prices that occurred throughout 2004, as well the acquisition of SCM in June 2004.

Income from operations as a percentage of net sales decreased to 7.1% of net sales for the quarter ended June 30, 2005 from 11.7% in the second quarter a year ago. For the six months ended June 30, 2005, income from operations as a percentage of net sales decreased to 9.1% from 11.1% for the comparable 2004 period.  These decreases in operating margin were due primarily to increased material costs that have not been fully recovered in increased selling prices partially offset by improved labor utilization, and the acquisition of SCM, which has slightly higher margins.

Building Products

Net sales in the quarter ended June 30, 2005 increased to $142.7 million, or 11.2%, from net sales of $128.3 million in the second quarter of 2004.  Net sales increased to $261.8 million for the six months ended June 30, 2005 from net sales of $230.3 million for the same period in 2004, an increase of $31.6 million or 13.7%.  The increase in net sales during both periods was due to increased volumes and selling prices.  The increase in sales volume was due primarily to improved market and sales penetration, which resulted from new and innovative product offerings, as well as improved supply solutions for customers. The increase in selling prices for the current quarter and six months were the result of the Company's ability to pass on a portion of raw material cost increases to their customers over the past twelve months.

Income from operations as a percentage of net sales increased to 15.6% for the quarter ended June 30, 2005 from 15.4% a year ago.  For the six months ended June 30, 2005, income from operations as a percentage of net sales decreased to 12.5% from 13.1% for the same period in 2004.  The increase in operating margins in the quarter were due to volume and selling price increases and decreased incentive compensation and transportation costs, partially offset by increased raw material costs.  The decrease in operating margin for the six months was the result of higher material costs which were partially offset by reduced labor costs and transportation expenses

Thermal Processing

In the second quarter of 2005, net sales increased by approximately $1.1 million to $27.5 million from net sales of $26.4 million for the quarter ended June 30, 2004, an increase of 4.2%.  Net sales in the six months ended June 30, 2005 increased by approximately $2.4 million, or 4.6%, to $54.3 million from net sales of $51.9 million in the same period in 2004.  The increase in net sales for the quarterly and six month periods ended June 30, 2005 were due primarily to the improvements in the overall general economy.

Income from operations as a percentage of net sales decreased to 15.2% for the quarter ended June 30, 2005 from 16.2% in the second quarter of 2004.  For the six months ended June 30, 2005, income from operations as a percentage of net sales decreased to 14.0% compared to 15.8% for the same period in 2004.  These decreases in operating margin percentage were due primarily to increased energy expenses, partially offset by a slight reduction in labor costs.

Outlook

In comparison to the quarter ended September 30, 2004, we expect a challenging third quarter in 2005.  While the Company believes it is positioned to benefit from many of its internal growth initiatives and cost reduction programs, as well as the many operational improvements recently put in place, the decline in the market pricing for steel, and the related demand for lower selling prices from our customers, particularly in our Processed Metals segment, is expected to cause a further reduction in gross margins, particularly in our Processed Metals segment, during the third quarter as we work through higher priced on hand inventories.  Demand for the Company's products remains strong in light of the general overall economic trends and the relatively strong outlook in the housing and automotive markets.

In 2005, the Company will realize a full year's worth of sales and earnings from the 2004 acquisition of SCM.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

The Company's shareholders' equity increased by approximately $24.1 million or 5.3%, to $477.9 million, at June 30, 2005.  This increase in shareholder's equity was primarily due to net income of $26.2 million, the receipt of $500,000 from the exercise of stock options, partially offset by the declaration of approximately $3.0 million in shareholder dividends.

During the first six months of 2005, the Company's working capital increased by approximately $18.8 million, or 7.8%, to approximately $261.1 million. This increase in working capital was primarily the result of an increase in accounts receivable of $25.9 million and increases in accounts payable and accrued expenses which aggregated $6.4 million.  These increases in working capital were offset by reductions in inventory levels, cash and cash equivalents, and other current assets of $8.2 million, $3.9 million, and $1.4 million, respectively.

Net cash provided by continuing operating activities for the six months ended June 30, 2005 was approximately $3.2 million was primarily the result of net income from continuing operations of $26.5 million combined with depreciation and amortization of $13.3 million, increases in accounts receivable of $32.9 million and decreases in accounts payable and accrued expenses of $3.9 million, offset by an decrease in inventories of $1.9 million.

The cash on hand at the beginning of the period, along with the cash generated from operations and the cash from the disposition of Milcor of $42.6 million, was used to fund capital expenditures of $10.4 million and dividend payments of $3.0 million, along with the repayment of $37.4 million of debt.

On April 1, 2005, the Company entered into a Credit Agreement with a consortium of banks that established a revolving line of credit, and provides for the issuance of letters of credit and swing line loans through April 2010.  There is an aggregate of $250,000,000 available under the new Credit Agreement, with a $50,000,000 expansion feature at the Company's option, subject to approval by the participating financial institutions.  The credit facility is secured by substantially all of the Company's accounts receivable, inventory, equipment and fixtures and other personal property.  In conjunction with the new Credit Agreement, the Company terminated its existing credit facility.  At June 30, 2005, the Company had $125,500,000 in availability under the revolving credit facility.  Borrowings under this credit agreement carry interest at LIBOR plus a fixed rate.  At June 30, 2005 the weighted average interest rate was 4.01%.

The Company's revolving credit facility contains various debt covenants.  At June 30, 2005 the Company was in full compliance with all covenants.

In 2002, the Company entered into a $50.0 million private placement of debt with The Prudential Insurance Company of America, which consists of a $25.0 million senior secured note bearing interest at 7.35% annually, due on July 3, 2007 and a $25.0 million senior subordinated note, bearing interest at 8.98% annually, due on January 3, 2008.  At June 30, 2005, the total principal balance of the private placement debt aggregated $50.0 million, none of which is due within the current fiscal year.

In 2004, the Company entered into a $75.0 million private placement of debt with The Prudential Insurance Company of America.  This senior secured note bears interest at 5.75% annually and has a seven year term.  The Company had $55.0 million outstanding at December 31, 2004, drew down an additional $10.0 million during the first quarter of 2005, and is scheduled to draw the remainder during the third quarter of 2005.  At June 30, 2005 the total principal balance of this private placement debt aggregated $65.0 million, none of which is due within the current fiscal year.

For the third quarter and remainder of 2005, the Company continues to focus on maximizing positive cash flow and working capital management. The Company is currently examining ways to optimize its existing capital structure, particularly the debt component, in light of the Company's long-term growth and acquisition initiatives. The Company is looking to put in place a capital structure which provides the Company with the capability to engage in larger and potentially more complex acquisitions, while still providing the flexibility to run the day-to-day operations of the business. As of June 30, 2005, the Company believes that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.

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

Critical Accounting Policies

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances.  Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.

A summary of the Company's significant accounting policies are described in Note 1 of the Company's consolidated financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2004, as filed on Form 10-K.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs; an amendment of ARB No. 43, Chapter 4, (SFAS 151) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in the first quarter of fiscal 2006.  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Related Party Transactions

In connection with the acquisition of Construction Metals in April 2003, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes are payable to the former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of approximately $2.9 million per note on April 1, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  At June 30, 2005 and 2004, the current portion of these notes aggregated approximately $5,833,000.  Accrued interest and interest expense related to these notes payable was approximately $73,000 and $145,000 as of and for the quarter ended June 30, 2005 and 2004, respectively.  Interest expense related to these notes was $217,000 and $359,000 for the six months ended June 30, 2005 and 2004, respectively.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties.  Rental expense associated with these related party operating leases aggregated approximately $741,000 and $552,000 for the six months ended June 30, 2005 and 2004, respectively

Forward-Looking Information - Safe Harbor Statement

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

(b)    Changes in Internal Controls

 The Company converted its existing legacy manufacturing and accounting system to a new integrated ERP system at one of its subsidiaries during the quarter ended June 30, 2005, and plans to convert two other subsidiaries to this new system in the next twelve months.  The completion of this system implementation at these subsidiaries should enhance our internal controls as follows:

a.   The Axiom ERP system will reduce the number of platforms used to record, summarize and report results of operations and financial position; integrate various databases into consolidated files; and reduce the number of manual processes employed by the Company;

b.   The Company has designed new processes and implemented new policies and procedures in connection with the conversion.

                     The Company imposed mitigating and redundant controls where changes to certain processes were underway and not completed.

There have been no other changes in the Company's internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

g.        10.1 Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York and KeyBank National Association and the other lenders named therein, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 1, 2005)

h.        10.2 Amended and Restated Note Purchase Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of  New York and the Prudential Insurance Company of America dated as of April 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 1, 2005)

i.         10.3  Amended and Restated Subordinated Note Purchase Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York and the Prudential Insurance Company of America dated as of April 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 1, 2005)

j.         10.4 Amended and Restated Note Purchase Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York and the Prudential Insurance Company of America and Pruco Life Insurance Company dated as of April 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 1, 2005)

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

Date:  August 9, 2005