Form 10-Q
period 2005-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2005-11-01
CIK 912562

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(Registrant’s telephone number, including area code)

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

As of October 27, 2005, the number of common shares outstanding was: 29,690,998.

GIBRALTAR INDUSTRIES, INC.

INDEX

		PAGE NUMBER
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Income For the Three and Nine Months Ended September 30, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements	6 - 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27 - 29

PART I FINANCIAL INFORMATION Item 1. Financial Statements GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

		September 30, December 31,
		2005		2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents		$8,149		$10,892
Accounts receivable, net		174,269		146,021
Inventories		166,727		207,215
Other current assets		14,368		15,479
Total current assets		363,513		379,607

Property, plant and equipment, net		256,503		269,019
Goodwill		292,438		285,927
Investments in partnerships		6,806		8,211
Other assets		14,567		14,937
		$933,827		$957,701

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable		$71,657		$70,775
Accrued expenses		46,679		51,885
Current maturities of long-term debt		8,659		8,859
Current maturities of related party debt		5,833		5,833
Total current liabilities		132,828		137,352

Long-term debt		238,414		289,514
Long-term related party debt		-		5,833
Deferred income taxes		67,621		66,485
Other non-current liabilities		5,190		4,774
Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none outstanding		-		-
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,731,498 and 29,665,780 shares in 2005 and 2004, respectively		297		297
Additional paid-in capital		216,746		209,765
Retained earnings		276,208		242,585
Unearned compensation		(5,752)		(572)
Accumulated other comprehensive loss		2,275		1,668
		489,774		453,743
Less: cost of 40,500 common shares held in treasury in 2005 and 2004		-		-
Total shareholders’ equity		489,774		453,743
		$933,827		$957,701
See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except per share date)
Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$282,139	$267,346	$844,108	$721,045

Cost of sales	228,133	207,940	683,504	563,436

Gross profit	54,006	59,406	160,604	157,609

Selling, general and administrative expense	28,929	31,605	85,353	84,923

Income from operations	25,077	27,801	75,251	72,686

Other (income) expense:
Equity in partnerships’ loss (income), and other income	820	(1,766)	469	(3,492)
Interest expense	3,358	3,496	11,102	9,523
Total other expense	4,178	1,730	11,571	6,031

Income before taxes	20,899	26,071	63,680	66,655

Provision for income taxes	8,151	10,298	24,395	26,329
Net income from continuing operations	12,748	15,773	39,285	40,326

Discontinued operations: Net (loss) income from discontinued operations Income tax (benefit) expense	(1,457) (568)	739 292	(1,981) (772)	1,129 446
Net (loss) income from discontinued operations	(889)	447	(1,209)	683

Net income	$11,859	$16,220	$38,076	$41,009

Net income per share - Basic: Income from continuing operations (Loss) income from discontinued operations	.43 (.03)	.53 .02	1.33 (.04)	1.38 .02
Net income	$.40	$.55	$1.29	$1.40

Weighted average shares outstanding – Basic	29,622	29,448	29,600	29,302
Net income per share - Diluted: Income from continuing operations (Loss) income from discontinued operations	.43 (.03)	.53 .02	1.32 (.04)	1.37 .02
Net income	$.40	$.55	$1.28	$1.39

Weighted average shares outstanding – Diluted	29,831	29,692	29,789	29,539

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$38,076	$41,009
Net (loss) income from discontinued operations	(1,209)	683
Net income from continuing operations	39,285	40,326
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,567	17,774
Provision for deferred income taxes	(51)	3,659
Equity in partnerships’ loss (income)	554	(3,492)
Distributions from partnerships	850	1,314
Unearned compensation, net of restricted stock forfeitures	900	120
Other noncash adjustments	248	927
Increase (decrease) in cash resulting from changes
in (net of effects of acquisitions and dispositions):
Accounts receivable	(31,294)	(49,601)
Inventories	37,271	(59,676)
Other current assets	1,436	1,067
Accounts payable and accrued expenses	(5,616)	48,754
Other assets	(3,997)	(1,246)

Net cash provided by (used in) continuing operations	59,153	(74)
Net cash used in discontinued operations	(1,402)	(687)
Net cash provided by (used in) operating activities	57,751	(761)

Cash flows from investing activities
Acquisitions, net of cash acquired	(27,582)	(64,985)
Purchases of property, plant and equipment	(14,799)	(16,392)
Net proceeds from sale of property and equipment	429	491
Net proceeds from sale of business	42,594	-

Net cash provided by (used in) investing activities for continuing operations	642	(80,886)
Net cash used in investing activities for discontinued operations	(331)	(642)
Net cash provided by (used in) investing activities	311	(81,528)

Cash flows from financing activities
Long-term debt reduction	(182,720)	(27,506)
Proceeds from long-term debt	125,589	85,418
Payment of dividends	(4,453)	(2,734)
Net proceeds from issuance of common stock	779	9,160

Net cash (used in) provided by financing activities	(60,805)	64,338

Net decrease in cash and cash equivalents	(2,743)	(17,951)

Cash and cash equivalents at beginning of year	10,892	29,019

Cash and cash equivalents at end of period	$8,149	$11,068
See accompanying notes to condensed consolidated financial statements

1 of 29

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 2005 and 2004 have been prepared by Gibraltar Industries, Inc. (the Company) without audit.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 have been included.

Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2004, as filed on Form 10-K.

Certain 2004 amounts have been reclassified to conform with 2005 presentation as discussed in Note 7.

The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Upon approval of the Plan, 283,036 restricted units, 20,000 restricted shares, and 2,016 non qualified options were issued to officers, directors and employees.  On September 14, 2005, 72,622 non-qualified options were issued to employees.  At September 30, 2005, 1,872,326 shares were available to grant under the Plan.  Of these shares, 1,046,964 shares were available to grant as restricted shares and restricted units and 900,000 shares were available to grant as incentive stock options and rights.

The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25(“APB No. 25”), "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the

2 of 29

grant between the fair value of the common stock and the exercise price of the award. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	2005	2004

Net income from continuing operations, as reported	$12,748	$15,773	$39,285	$40,326
Add: Compensation expense recognized in net income, net of related tax effects	335	38	549	115

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(339)	(38)	(553)	(306)

Pro forma net income	$12,744	$15,773	$39,281	$40,135

Net income from continuing operations per share:
Basic -- as reported	$.43	$.53	$1.33	$1.38
Basic -- pro forma	$.43	$.53	$1.33	$1.37

Diluted --as reported	$.43	$.53	$1.32	$1.37
Diluted –pro forma	$.43	$.53	$1.32	$1.36

                                                                                                                                                                                     The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Sept. 2005	April 2005
Expected dividend yield 2005	1.0%	1.0%
Expected stock price volatility 2006	43.7	42.2
Risk-free interest rate 2007	3.96%	3.84%
Expected life of option 2008	5 years	5 years

3 of 29

3.  SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

The changes in shareholders’ equity and comprehensive income consist of (in thousands):

				Additional			Accumulated			Total
	Comprehensive	Common Stock		Paid-In	Retained	Unearned	Other Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Compensation	Income	Shares	Amount	Equity

Balance at January 1, 2005		29,625	$297	$209,765	$242,585	$(572)	$1,668	41	$-	$453,743

Comprehensive income:
Net income	$38,076	-	-	-	38,076	-	-	-	-	38,076
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $118	465	-	-	-	-	-	-	-	-	-
Unrealized gain on interest rate swaps, net of tax of $91	142	-	-	-	-	-	-	-	-	-
Other comprehensive income	607	-	-	-	-	-	607	-	-	607
Total comprehensive income	$38,683

Issuance of restricted stock and restricted stock units		-	-	6,044	-	(6,044)	-	-	-	-
Stock options exercised		65	-	779	-	-	-	-	-	779
Tax benefit from exercise of stock options		-	-	158	-	-	-	-	-	158
Cash dividends - $.15 per share		-	-	-	(4,453)	-	-	-	-	(4,453)
Earned portion of restricted stock		-	-	-	-	864	-	-	-	864

Balance at September 30, 2005		29,690	$297	$216,746	$276,208	$(5,752)	$2,275	41	$-	$489,774

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign currency translation adjustment	Minimum pension liability adjustment	Unrealized gain/(loss) on interest rate swaps	Accumulated other comprehensive loss

Balance at January 1, 2005	$1,935	$(125)	$(142)	$1,668
Current period change	465	-	142	607
Balance at September 30, 2005	$2,400	$(125)	$-	$2,275

Total comprehensive income for the three and nine months ended September 30, 2005, was $12,556,000 and $38,683,000, respectively and for the three and nine months ended September 30, 2004 was $17,237,000 and $22,860,000, respectively.

4 of 29

4.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Raw material	$84,469	$121,614
Work-in process	29,069	27,279
Finished goods	53,189	58,322

Total inventories	$166,727	$207,215

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

The following table sets forth the computation of basic and diluted earnings per share as of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Income available to common stockholders from continuing operations	$12,748,000	$15,773,000	$39,285,000	$40,326,000

Weighted average shares outstanding	29,621,946	29,448,118	29,599,655	29,301,572

Denominator for diluted income per share:
Weighted average shares outstanding
Common stock options and restricted stock	209,014	243,794	189,710	237,750

Weighted average shares and conversions	29,830,960	29,691,912	29,789,365	29,539,322

At September 30, 2005, options to purchase 405,570 shares of the Company's common stock were outstanding and were exercisable at prices ranging from $7.33 to $21.75 per share.  At September 30, 2005, 330,932 options were vested and exercisable at an exercise price below the $22.87 per share market price of the Company’s common stock.  At September 30, 2004 options to purchase 439,848 shares of the Company’s common stock were outstanding and exercisable at prices ranging from $7.33 to $15.00 per share.  At September 30, 2004, all these options were vested and were exercisable at an exercise price below the $24.11 per share market price of the Company’s common stock.

6.

ACQUISITIONS

On April 1, 2003, the Company acquired all of the outstanding stock of Construction Metals, Inc. (Construction Metals).  As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company may be required to pay additional consideration if certain net sales levels as defined in the purchase agreement are achieved during the period from acquisition up to March 31, 2006.  During the second quarter of 2005 and 2004 payments of $1,332,000 and $345,000, respectively, were made as additional consideration.

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

The aggregate purchase consideration for the acquisition of SCM was approximately $42,882,000 in cash and acquisition costs.  The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values.  The fair market values of the property, plant, and equipment and identifiable intangible assets were determined with the assistance of an independent valuation.  The identifiable intangible assets consisted of trademarks/trade names with an aggregate value of $440,000 (indeterminable useful life), unpatented technology with a value of $900,000 (10-year weighted average useful life) and customer relationships with a value of $5,560,000 (15-year weighted average useful life).  The excess consideration over such fair value was recorded as goodwill and aggregated approximately $4,238,000, which is fully deductible for tax purposes.  The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

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

Nine Months Ended September 30, 2004 (unaudited)

Net sales	$746,375

Net income from continuing operation	$41,925

Net income per share - Basic	$1.43

Net income per share - Diluted	$1.42

On September 15, 2005 the Company acquired all of the outstanding stock of Curie International (Suzhou) Co., Ltd. (SCM Asia).  SCM Asia is located in Suzhou, China and manufactures, markets and distributes non-ferrous metal powder products to customers in a number of different industries, including the powder metallurgy and thermal processing markets.  The results of SCM Asia (included in the Company’s Processed Metal Products segment) will be included in the Company’s consolidated financial results from the date of acquisition on a one month lag.  The acquisition of SCM Asia is not considered significant to the Company’s consolidated results of operations.

The aggregate purchase consideration for the acquisition of SCM Asia was approximately $8,000,000 in cash, a seller note, and acquisition costs.  The seller note of $1,464,000 is due on September 15, 2006, and bears no interest.  The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values.  A final valuation is expected to be completed in the fourth quarter of 2005.  The excess consideration over fair value was recorded as goodwill and aggregated approximately $5,013,000.    The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$834
Property, plant and equipment	2,153
Intangible assets	-
Goodwill	5,013
$8,000

On September 16, 2005 the Company acquired the net assets of the Gutter Helmet product line (Gutter Helmet).  Gutter Helmet manufactures a protection system for that is installed over existing full size gutters by professional installers nationwide.  The results of Gutter Helmet (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition.  The acquisition of Gutter Helmet is not considered to be significant to the Company’s consolidated results of operations.

The aggregate purchase consideration for the acquisition of Gutter Helmet was approximately $21,506,000 in cash and acquisition costs.  The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values.  A final valuation is expected to be completed in the fourth quarter of 2005.  The excess consideration over fair value was recorded as goodwill and aggregated approximately $17,330.    The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$3,484
Property, plant and equipment	692
Intangible assets	-
Goodwill	17,330
$21,506

7.

 DISCONTINUED OPERATIONS

As part of its continuing evaluation of its business, the Company determined that Milcor was not positioned to obtain a leadership position in its marketplace.  We were approached by a market leader from Milcor’s marketplace and on January 27, 2005, the Company sold the net assets of its Milcor subsidiary, which included

Portals Plus, for approximately $42,594,000.  During the second quarter we reached an agreement with the purchaser regarding the final working capital adjustment, which resulted in a loss of $728,000 on the sale.  As we previously disclosed, we identified a contingent liability related to a potential tax liability due to the recognition of a built in gain for Portals Plus.  During the third quarter, we determined that a $4.5 million unrecognized built in gain existed when the former owners of Portals Plus converted the businesses from        C-Corp’s to S-Corp’s.  We made a payment of $1,457,000 to the Internal Revenue Service on behalf of the former owners pursuant to the original purchase agreement.  This amount has been reflected as a loss on the discontinued operations during the third quarter of 2005.   The carrying amounts of the assets and liabilities sold were as follows (in thousands):

Current Assets	$14,176
Property, Plant and Equipment	11,861
Intangible Assets	1,774
Goodwill	18,760
Current Liabilities	(1,792)
Net Assets	$44,779

The results of operations for Milcor for the current and prior period have been classified as discontinued operations in the condensed consolidated statements of income. Components of the net income from discontinued operations of Milcor are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$-	$11,416	$3,452	$27,197
Expenses	889	10,969	4,661	26,514

Income (loss) from discontinued operations	$(889)	$447	$(1,209)	$683

We retained a liability related to a multi-employer pension plan to fund the terminated pensions of the union employees of Milcor.  We have accrued $59,000 for the termination based on the information that is available.  The administrator of the plan has engaged the plan’s actuary to measure our withdrawal liability as of January 27, 2005, which could cause us to recognize additional expense.  The plan’s administrator expects to have the actuarial calculations completed during the next year.

8.

  GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2005 are as follows (in thousands):

	Processed Metal Products Segment	Building Products Segment	Thermal Processing Segment	Total

B Balance as of January 1, 2005	23,617	216,206	46,104	285,927
G Goodwill acquired	5,013	20,119	-	25,132
G Goodwill disposed (Note 7)	-	(18,760)	-	(18,760)
Foreign currency translation	-	139	-	139
Balance as of September 30, 2005	28,630	217,704	46,104	292,438

Goodwill subject to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142), has been tested for impairment (annual reassessment date is October 31). There are no indicators of impairment and the results of the latest annual reassessment determined that no goodwill impairment existed.

Intangible Assets

At September 30, 2005, intangible assets related to the Company’s acquisitions are included as part of the total other assets on the Company’s condensed consolidated balance sheet and are included in the total assets of the Company’s Building Products segment.  Intangible assets at September 30, 2005 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Trademark / Trade Name	$560	$91	2 to 5 years
Unpatented Technology	1,075	139	15 years
Customer Relationships	5,640	518	5 years
Non-Competition Agreements	2,365	800	5 to 10 years
Balance as of September 30, 2005	$9,640	$1,548

Intangible asset amortization expense for the three and nine month periods ended September 30, 2005 and 2004 aggregated approximately $223,000 and $661,000, and $190,000 and $402,000, respectively.

It is expected that amortization expense related to intangible assets for the remainder of fiscal 2005 and the next five years thereafter will be as follows (in thousands (excluding the effect of the acquisition of AMICO)):

Year Ended December 31,
2005	$219
2006	$825
2007	$825
2008	$701
2009	$614
2010	$612

9.  SEGMENT INFORMATION

The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

 (i)

Building Products, which primarily includes the processing of sheet steel, aluminum and other materials to produce a wide variety of building and construction products.

 (ii)

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

		Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales
Building products	$149,116	$131,028	$410,942	$361,304
Processed metal products	106,333	110,987	352,133	282,473
Thermal processing	26,690	25,331	81,033	77,268
	$282,139	$267,346	$844,108	$721,045

Income (loss) from operations
Building products	$23,229	$21,051	$55,930	$51,181
Processed metal products	4,758	12,504	27,225	31,535
Thermal processing	3,416	2,594	11,021	10,816
Corporate	(6,326)	(8,348)	(18,925)	(20,846)
	$25,077	$27,801	$75,251	$72,686

Depreciation and amortization
Building products	$2,235	$2,342	$7,237	$6,938
Processed metal products	1,767	1,673	5,292	4,585
Thermal processing	1,988	1,773	5,925	5,243
Corporate	291	333	1,113	1,008
	$6,281	$6,121	$19,567	$17,774

Capital expenditures (excluding acquisitions)
Building products	$2,149	$2,645	$6,645	$7,321
Processed metal products	1,163	1,494	3,711	3,894
Thermal processing	683	565	2,966	2,542
Corporate	418	1,905	1,477	2,635
	$4,413	$6,609	$14,799	$16,392

			September 30, 2005	December 31, 2004
			(unaudited)
Total identifiable assets
Building products			$475,606	$444,677
Processed metal products			247,415	267,297
Thermal processing			149,270	149,454
Sub-total			872,291	861,428
Corporate *			61,536	96,273
			$933,827	$957,701
* includes assets associated with the discontinued operations

10.   REVOLVING CREDIT FACILITY

On September 9, 2005, the Company exercised its option under its existing Credit Agreement to increase the aggregate available borrowings under the Credit Agreement from $250,000,000 to $300,000,000.  The Credit Agreement is with a consortium of banks and provides a revolving line of credit, the issuance of letters of credit, and swing line loans through April 2010.  The credit facility is secured by substantially all of the Company’s accounts receivable, inventory, equipment and fixtures and other personal property.  At September 30, 2005, the Company had $186,674,000 in availability under the revolving credit facility. Borrowings under this credit agreement carry interest at LIBOR plus a fixed rate of between 57.5 basis points and 160.0 basis points, based on a long-term liquidity ratio.  At September 30, 2005 the weighted average interest rate was 4.5%.

11.  RELATED PARTY TRANSACTIONS

In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes payable each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes are payable to the two former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of $2,917,000 per note, on April 1, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  At September 30, 2005 and 2004, the current portion of these notes aggregated approximately $5,833,000.  Accrued interest and interest expense related to these notes payable was approximately $74,000 and $147,000 as of September 30, 2005 and 2004 and $290,000 and $506,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties.  These operating leases are considered related party in nature.  Rental expense associated with these related party operating leases aggregated approximately $1,079,000 and $876,000 for the nine months ended September 30, 2005 and 2004, respectively.

12.  NET PERIODIC BENEFIT COSTS

The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense (in thousands):

                                                                                                                  Pension Benefit

Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004

Service cost	$44	$42	$132	$128
Interest cost	31	27	93	80
Net periodic benefit costs	$75	$69	$225	$208

                                                                                                      Other Post Retirement Benefits

Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004

Service cost	$23	$12	$69	$69
Interest cost	53	60	159	161
Amortization of unrecognized prior service cost	(5)	(9)	(15)	(16)
Loss amortization	27	31	81	80
Net periodic benefit costs	$98	$94	$294	$294

13.

SUBSEQUENT EVENTS

On October 3, 2005, we acquired all the outstanding shares of Alabama Metal Industries Corporation (AMICO) for $240,000,000 cash, subject to adjustment for working capital.   AMICO is headquartered in Birmingham, Alabama, and manufactures, markets and distributes a diverse line of products used in the commercial and industrial sectors of the building products market.  The results of operations of AMICO (which are expected to be included in the Company’s Building Products segment) will be included in our consolidated results of operations from the date of acquisition.

In connection with the acquisition of AMICO, on October 3, 2005 the Company entered into a term loan agreement with a consortium of banks pursuant to which the lenders made a senior secured term loan of $300,000,000 that expires October 4, 2006.  Loans under the revolving credit facility bear interest, at the borrowers’ option, at (i) LIBOR plus a margin ranging from 0.575% to 1.60% or (ii) the higher of the administrative agent’s prime rate or the federal funds effective rate plus 0.5%.  The term loan is secured, on a pari passu basis with the Company’s existing revolving credit facility, by substantially all of our accounts receivable, inventory, equipment, fixtures and other personal property of the Company and its material domestic subsidiaries.  The term loan agreement also contains representations, warranties and covenants which are substantially similar to the representations, warranties and covenants contained in the Company’s existing revolving credit facility.

In connection with the purchase of AMICO, and the interim term loan agreement, on October 3, 2005 the Company terminated: (i) the Senior Secured Note with The Prudential Insurance Company of America dated as of July 3, 2002, as amended; (ii) the Subordinated Note with The Prudential Insurance Company of America dated as of July 3, 2002, as amended; and (iii) the Senior Secured Note Purchase Agreement with The Prudential Life Insurance Company of America and Pruco Life Insurance Company dated June 18, 2004, as amended.  These notes which have been terminated contained the terms and conditions upon which the Company borrowed $115,000,000 from The Prudential Insurance Company of America and Pruco Life Insurance Company.  On October 3, 2005, the amount of the principal and accrued interest on the three notes was equal, in the aggregate, to $116,187,000, which amount was paid in full by the Company.  In addition, the termination of the notes prior to their stated termination dates required "make whole" payments to be made by the Company to The Prudential Insurance Company of America and Pruco Life Insurance Company of $6,753,000.

On October 3, 2005 the Company also terminated the $42,295,000 subordinated promissory note, dated May 1, 2003, payable to CertainTeed Corporation.  The subordinated promissory note was delivered to CertainTeed Corporation in connection with the purchase by Gibraltar Steel Corporation of New York of the outstanding capital stock of Air Vent Inc.  On October 3, 2005, the amount of the principal and accrued interest on the subordinated promissory note was equal to $25,920,000, which amount was paid in full by the Company.  No early termination or "make whole" payments were required to be made in connection with the termination of the subordinated promissory note.

In connection with the transactions described above, we drew additional funds on our revolving credit facility such that the Company had $99,195,000 in availability under the revolving credit facility on October 3, 2005.

In October 2005, we purchased American Wilcon Plastics, Inc. (American Wilcon”), a privately owned manufacturer of custom-injected plastic molded products for $4.9 million.  American Wilcon, founded in 1975, currently operates a manufacturing facility in Orrick, Missouri and a distribution facility in Richmond, Missouri and has 135 employees.  The Company buys a significant portion of American Wilcon’s products, and it acquired American Wilcon to vertically integrate one of its suppliers, expand its manufacturing capabilities and lower its costs.  American Wilcon had annual sales of approximately $7.2 million in 2004 to customers other than the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Executive Summary

The condensed consolidated financial statements present the financial condition of the Company as of September 30, 2005 and December 31, 2005, and the condensed consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows of the Company for nine months ended September 30, 2005 and 2004.

The Company operates in three reportable segments – Building Products, Processed Metal Products and Thermal Processing.  The Company also held equity positions in two joint ventures as of September 30, 2005.

The Building Products segment processes primarily sheet steel, aluminum and other materials to produce a wide variety of building and construction products. This segment’s products are sold to major retail home centers, such as The Home Depot, Lowe’s and Menards.

The Processed Metal Products segment produces a wide variety of cold-rolled strip steel products, coated sheet steel products, powdered metal products and strapping products.  This segment primarily serves the automotive industry’s leaders, such as General Motors, Ford, Chrysler and Honda. This segment also serves the automotive supply and commercial and residential metal building industry, as well as the power and hand tool and hardware industries.

The Thermal Processing segment primarily provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required.  Some of these products are used by other operations of the Company.  This segment services such customers as General Motors, Ford, 3M, Getrag and General Electric.

The following table sets forth the Company’s net sales by reportable segment for the three and nine months ending September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales
Building products	$149,116	$131,028	$410,942	$361,304
Processed metal products	106,333	110,987	352,133	282,473
Thermal Processing	26,690	25,331	81,033	77,268
Total consolidated net sales	$282,139	$267,346	$844,108	$721,045

Results of Operations

Consolidated

Net sales increased by approximately $14.8 million, or 5.5% to $282.1 million for the quarter ended September 30, 2005, from net sales of $267.3 million for the quarter ended September 30, 2004. Net sales increased by approximately $123.1 million, or 17.1% to $844.1 million for the nine months ended September 30, 2005, from net sales of $721.0 million for the nine months ended September 30, 2004.  The increase in net sales for this quarter results primarily from increased product unit volumes combined with higher selling prices in our Building Products and Thermal Processing segment partially offset by price declines in our Processed Metal Products segment.  The increase in the net sales for the nine months ended September 30, 2005 was due primarily to both volume and selling price increases.   The remaining increase in net sales for the nine months ended September 30, 2005 was the result of the addition of net sales of SCM Metal Products, Inc (acquired in June 2004) which contributed $28.6 million in additional net sales.

Gross profit as a percentage of net sales decreased to 19.1% for the quarter ended September 30, 2005, from 22.2% for the quarter ended September 30, 2004. Gross profit margins decreased to 19.0% for the nine months ended September 30, 2005, from 21.9% for the same period in 2004.  These declines were primarily the result of raw material cost increases and to a lesser extent energy costs increases.   In particular, the Company had purchased extra steel in early 2005 to build up its inventory because it was concerned that rising steel prices at that time could lead to steel shortages.  These shortages did not materialize and, when steel prices began to decline in mid-2005, our margins were compressed as the Company sold its relatively high-cost inventory at the lower prices demanded by the market in the Processed Metal Products segment and at prices in the Building Products segment that did not fully pass on the costs of the inventory.    The decline in gross margins for both the three and nine month periods ended September 30, 2005 were partially offset by better cost absorption due to higher volumes,as compared to the same periods in the prior year.

Selling, general and administrative expenses decreased to $28.9 million during the third quarter of 2005 from $31.6 million in the same quarter of 2004, a decrease of approximately $2.7 million, or 8.5%.  Selling, general and administrative expenses for the nine months ended September 30, 2005 increased to $85.4 million from $84.9 million for the same period in 2004, an increase of $0.5 million or approximately 0.5%.  The primary reason for the decrease in the three month period is decreased expenses related to incentive based compensation  of approximately $1.7 million due to a significant increase in bonus expenses in the comparable period of the prior year as a result of the strong operating results in that quarter.    Selling, general and administrative costs were relatively flat for the nine month period as increases in salaries more than offset decreases in incentive compensation costs.  As a result, selling, general and administrative expenses as a percentage of net sales decreased to 10.3% from 11.8% for the three month periods and to 10.1% from 11.8% for the nine month periods.

As a result of the above, income from continuing operations as a percentage of net sales for the quarter ended September 30, 2005 decreased to 8.9% from 10.4% for the same period in 2004.  Income from continuing operations for the nine months ended September 30, 2005 decreased to 8.9% from 10.1% for the comparable period last year.

Equity in partnerships’ income decreased by approximately $2.6 million for the three months ended September 30, 2005 and $4.0 million for the nine months ended September 30, 2005.from the comparable prior periods.  These decreases are primarily due to the Company’s share of the losses incurred during the second and third quarter from the Company’s equity interest in Gibraltar DFC Strip Steel LLC, a joint venture.  The losses were incurred as the joint venture lost significant volume to a competitor that has cut selling prices and relatively high inventory costs at the joint venture.

Interest expense for the quarter ended September 30, 2005 of $3.4 million was consistent with $3.5 million of interest expense for the quarter ended September 30, 2004.  Interest expense increased by approximately $1.6 million for the nine months ended September 30, 2005 to $11.1 million from $9.5 million for the nine months ended September 30, 2004.  This increase was due to the higher average borrowings in 2005 related to the acquisition of SCM Metal Products in June 2004 and increased working capital requirements caused primarily by the Company’s build-up of steel inventories in early 2005 to hedge against further price increases and shortages.

As a result of the above, income from continuing operations before taxes decreased by $5.2 million to $20.9 million for the quarter ended September 30, 2005 and $3.0 million to $63.7 million for the nine months ended September 30, 2005, compared to the comparable periods in 2004.

Income taxes related to continuing operations for the quarter and nine months ended September 30, 2005 approximated $8.1 million and $24.4 million, respectively, and were based on a 39.0% effective tax rate, compared to 39.5% in 2004.  The Company is continuing to evaluate the impact of the qualified production activities deduction under the American Jobs Creation Act of 2004.  When fully phased in, a deduction of 9% of the lesser of qualified production activities income or taxable income after net operating loss deductions will be allowed.  The deduction is also limited to 50% of Form W-2 wages.  Based upon preliminary analyses completed by the Company, the impact for 2005 is not expected to be significant.

Loss from discontinued operations for the quarter was $0.9 million compared to income of $0.4 million in the third quarter of 2004.  Loss from discontinued operations for the nine months ended September 30, 2005 was $1.2 million, compared to income of $0.7 million in the comparable period in 2004.  The loss in the current quarter was the result of a tax payable due to a step-up in tax basis for the assets acquired from Portals Plus and its affiliated companies which we sold with our Milcor subsidiary in January 2005.

The following provides further information by segment:

Building Products

Net sales in the quarter ended September 30, 2005 increased to $149.1 million, or 13.8%, from net sales of $131.0 million in the second quarter of 2004.  Net sales increased to $410.9 million for the nine months ended September 30, 2005 from net sales of $361.3 million for the same period in 2004, an increase of $49.6 million or 13.7%.  The increase in net sales during both periods was due to increased volumes and selling prices.  The increase in sales volume was due primarily to product extensions and design enhancements to existing product lines, and improved supply solutions to certain customers.  For example, some of the Company’s retail customers have designated the Company as a product category manager in an increasing number of their stores, allowing it to manage shelf space according to local demand and thus increase sales of those products.  The increase in selling prices for the current quarter and nine months were the result of the Company’s ability to pass on a portion of raw material cost increases to its customers over the past twelve months.

Income from operations as a percentage of net sales decreased to 15.6% for the quarter ended September 30, 2005 from 16.1% a year ago.  For the nine months ended September 30, 2005, income from operations as a percentage of net sales decreased to 13.6% from 14.2% for the same period in 2004.  The decrease in operating margin for the three and nine month periods was the result of higher material costs, particularly steel, aluminum and plastic, which were partially offset by reduced labor costs and transportation expenses as a percentage of sales.

Processed Metal Products

Net sales decreased by approximately $4.7 million, or 4.2%, to $106.3 million for the quarter ended September 30, 2005, from net sales of $111.0 million for the quarter ended September 30, 2004. Net sales increased by approximately $69.7 million, or 24.7%, to $352.1 million for the nine months ended September 30, 2005 from net sales of $282.5 million for the same period in 2004.  The decrease in net sales in the three months ended September 30, 2005 was due mainly to reduced selling prices.  The increase in net sales for the nine months ended September 30, 2005 were primarily a function of higher average selling prices driven by the rise in overall steel prices that occurred throughout 2004, as well the acquisition of SCM Metal Products in June 2004, which accounted for $28.6 million of the increase.  Although steel prices declined in 2005, the Company’s selling prices in the Processed Metal Products segment were still higher on average in the nine months ended September 30, 2005 than its selling prices in that segment in the nine months ended September 30, 2004.  The Company’s selling prices in the third quarter of 2005, however, were lower on average than its selling prices in the third quarter of 2004.

Income from operations as a percentage of net sales decreased to 4.5% of net sales for the quarter ended September 30, 2005 from 11.3% in the third quarter a year ago. For the nine months ended September 30, 2005, income from operations as a percentage of net sales decreased to 7.7% from 11.2% for the comparable 2004 period.  These decreases in operating margin were due primarily to increased material costs partially offset by lower labor cost as a percentage sales and the acquisition of SCM Metal Products, which has slightly higher margins than the remainder of our Processed Metal Products business.  The reduction in margins was most notable in our service center business.

Thermal Processing

In the third quarter of 2005, net sales increased by approximately $1.4 million to $26.7 million from net sales of $25.3 million for the quarter ended September 30, 2004, an increase of 5.4%.  Net sales in the nine months ended September 30, 2005 increased by approximately $3.8 million, or 4.9%, to $81.0 million from net sales of $77.3 million in the same period in 2004.  The increase in net sales for the three and nine month periods ended September 30, 2005 were due primarily to the improvements in the industrial markets.

Income from operations as a percentage of net sales increased to 12.8% for the quarter ended September 30, 2005 from 10.2% in the third quarter of 2004.  The increase in operating margin from the third quarter of 2004 is the result of the absence of costs incurred to cease production at a facility in the third quarter of 2004.  For the nine months ended September 30, 2005, income from operations as a percentage of net sales decreased slightly to 13.6% compared to 14.0% for the same period in 2004.  These decreases in operating margin percentage were due primarily to increased energy expenses and production mix.

Outlook

Consistent with the quarter ended September 30, 2005, we expect a challenging fourth quarter in 2005.  While the Company believes it is positioned to benefit from many of its internal growth initiatives and cost reduction programs, as well as the many operational improvements recently put in place, the decline in the market pricing for steel, and the related demand from our customers for lower selling prices, particularly in our Processed Metals segment, is expected to challenge gross margins.  Demand for the Company’s products has  remained strong in light of the general overall economic trends.

In the fourth quarter of 2005, the Company will realize sales from the 2005 acquisitions of AMICO, Gutter Helmet, SCM Asia and American Wilcon..  Our gross margins from these businesses will be compressed in the fourth quarter of 2005 due to the application of purchase accounting, which will result in a write-up of inventories to fair market value.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

The Company’s shareholders’ equity increased by approximately $36.0 million or 7.9%, to $489.8 million at September 30, 2005 from $453.7 million at December 31, 2004.  This increase in shareholder’s equity was primarily due to net income of $38.1 million, the receipt of $0.8 million from the exercise of stock options, partially offset by the declaration of approximately $4.5 million in shareholder dividends.

During the first nine months of 2005, the Company’s working capital (inclusive of the impact of working capital acquired from acquisitions of Gutter Helmet and SCM Asia) decreased by approximately $11.6 million, or 4.8%, to approximately $230.7 million at September 30, 2005 from $242.3 million at December 31, 2004.  This decrease in working capital was primarily the result of a decrease in inventory of $40.5 million, cash and cash equivalents of $2.8 million and other current assets of $1.1 million, partially offset by a $28.3 million increase in accounts receivable, and a $5.4 million decrease in accounts payable and accrued expenses.  The acquisitions of Gutter Helmet and SCM Asia caused an increase in inventory of $ 3.0 million, $2.4 million in accounts receivable and a $2.2 million increase in accounts payable and accrued expenses.

Net cash provided by continuing operations activities for the nine months ended September 30, 2005 was approximately $59.2 million and was primarily the result of net income from continuing operations of $39.3 million, depreciation and amortization of $19.6 million and decreases in inventories of $37.3 million, partially offset by increases in accounts receivable of $31.3 million and decreases in accounts payable and accrued expenses of $5.6 million.

On September 15, 2005 the Company purchased the outstanding stock of Curie International (Suzhou) Co., Ltd. (SCM Asia) for approximately $6.1 million in cash.  On September 16, 2005 the Company acquired the net assets of the Gutter Helmet product line.  The Company paid approximately $21.5 million for the acquisition of Gutter Helmet.

In addition to the acquisition of SCM Asia and Gutter Helmet described above, the Company generated $42.6 million in cash from the sale of Milcor, and funded capital expenditures of $14.8 million in the nine months ended September 30, 2005.

The Company used the cash on hand and cash generated from operations to repay $57.1 million of debt and fund dividend payments of $4.5 million in the nine months ended September 30, 2005.

On September 9, 2005, the Company exercised its option under its existing Credit Agreement to increase the aggregate borrowings available under the Credit Agreement from $250,000,000 to $300,000,000.  The Credit Agreement is with a consortium of banks and provides a revolving line of credit, the issuance of letters of credit, and swing line loans through April 2010.  The credit facility is secured by substantially all of the Company’s accounts receivable, inventory, equipment and fixtures and other personal property.  At September 30, 2005, the Company had $186,674,000 in availability under the revolving credit facility.  Borrowings under this credit agreement carry interest at LIBOR plus a fixed rate.  At September 30, 2005 the weighted average interest rate was 4.5%.  In connection with the acquisition of AMICO, entry into the interim financing agreement, and repayment of other indebtedness, we drew additional funds on our revolving credit facility such that the Company had $99,195,000 in availability under the revolving credit facility on October 3, 2005.

The Company’s revolving credit facility contains various debt covenants.  At September 30, 2005, the Company was in full compliance with all covenants.

For the remainder of 2005, the Company continues to focus on improving positive cash flow and on managing working capital.  As discussed in the subsequent events footnote to the financial statements, the Company completed a significant acquisition on October 3, 2005.  The Company terminated senior secured and subordinated notes with Prudential and its subordinated note with CertainTeed.  The payment of these notes was facilitated through a new term loan agreement further described in the subsequent events footnote to the financial statements included in this Form 10-Q.  As of September 30, 2005, the Company believes that availability of funds under its existing credit facility, together with the cash generated from operations, will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.

The Company regularly considers various strategic business opportunities including acquisitions. The Company evaluates such potential acquisitions on the basis of their ability to enhance the Company’s existing products, operations, or capabilities, as well as provide access to new products, markets and customers. Although no assurances can be given that any acquisition will be consummated, the Company may finance such acquisitions through a number of sources including internally available cash resources, new debt financing, the issuance of equity securities or any combination of the above.

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

A summary of the Company's significant accounting policies are described in Note 1 of the Company's consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2004, as filed on Form 10-K.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement will be effective for the Company as of the beginning of the first quarter of fiscal 2006. The Company expects that this statement will result in an $80,000 reduction in net income in 2006 based upon its current practices in granting share-based awards under our equity incentive plan.

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

Related Party Transactions

In connection with the acquisition of Construction Metals in April 2003, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes are payable to the former owners of Construction Metals and are considered related party in nature due to the former owners' current employment relationship with the Company.  These notes are payable in three equal annual principal installments of approximately $2.9 million per note on April 1, with the final principal payment due on April 1, 2006.  These notes require quarterly interest payments at an interest rate of 5.0% per annum.  At September 30, 2005 and 2004, the current portion of these notes aggregated approximately $5,833,000.  Accrued interest and interest expense related to these notes payable was approximately $74,000 and $147,000 as of and for the quarter ended September 30, 2005 and 2004, respectively.  Interest expense related to these notes was $290,000 and $506,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties.  Rental expense associated with these related party operating leases aggregated approximately $1,079,000 and $876,000 for the nine months ended September 30, 2005 and 2004, respectively.

Forward-Looking Information – Safe Harbor Statement

Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company’s business, and management’s beliefs about future operating results and financial position. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions.  Statements by the Company, other than historical information, constitute "forward looking statements" as defined within the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements. Factors that could affect these statements include, but are not limited to, the following: the impact of changing steel prices on the Company’s results of operations; changes in raw material pricing and availability; changing demand for the Company’s products and services; and changes in interest or tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability.  In addition, the Company is exposed to market risk, primarily related to its long-term debt.  To manage interest rate risk, the Company uses both fixed and variable interest rate debt.  There have been no material changes to the Company’s exposure to market risk since December 31, 2004.

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

(b)

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits.

6(a) Exhibits

a.

Exhibit 31.1 – Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

b.

Exhibit 31.2 – Certification of President pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

c.

Exhibit 31.3 – Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.

Exhibit 32.1 – Certification of the Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

e.

Exhibit 32.2 – Certification of the President pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

f.

      Exhibit 32.3 – Certification of the Executive Vice President, Chief Financial Officer, and Treasurer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.

10.1  Amendment No.1 to Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, and KeyBank National Association and other lenders named therein dated as of September 9, 2005.  (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 15, 2005)

h.

10.2  Term Loan Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, KeyBank National Association and other lenders named therein, dated October 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 7, 2005)

SIGNATURES

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

Date:  November 1, 2005