Form 10-K
period 2005-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2006-03-16
CIK 912562

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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

(716) 826-6500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes__      No X .

Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes__      No X.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No__.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of (“accelerated filer and large accelerated filer”), an accelerated filer, or a non-accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated files __     Accelerated filer X      Non-accelerated filer __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__      No X

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on June 30, 2005, the last business day of the registrant’s most recently completed second quarter, was approximately $444.6 million.

As of March 6, 2006, the number of common shares outstanding was: 29,770,423.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Exhibit Index begins on Page 75

PART I

Item 1.	Description of Business

General

We are a leading manufacturer, processor and distributor of residential and commercial building products and processed metal products for industrial applications. Our building products are used by homeowners and builders to provide structural and architectural enhancements for residential and commercial building projects. Our processed metal products are comprised primarily of steel shaped to specific widths and hardened to certain tolerances as required by our customers. We are also a leading third-party provider of thermal processing services for a wide range of applications, which involves exposing metals to precise temperatures, atmospheres and other conditions to improve their physical properties. We serve approximately 16,000 customers in a variety of industries in all 50 states, Canada, Mexico, Europe, Asia, and Central and South America. We operate 93 facilities in 29 states, Canada and China, giving us a broad platform for just-in-time delivery and support to our customers.

We sell our products both domestically and internationally. We operate in the following three business segments:

•	Building Products – Through acquisitions and strong organic growth, we have created a building products business that now offers more than 5,000 products, many of which are market leaders and are sold to more than 9,100 customers. Our building products segment operates 65 facilities in 25 states and Canada.

•	Processed Metal Products – Our processed metal products segment focuses on value-added precision sizing and treating of steel for a variety of uses as well as the production of high-quality steel strapping for binding and packaging, the manufacture of non-ferrous metal powders for use in several industries and other activities. We sell processed metal products to more than 1,700 customers. Our processed metal products segment operates 12 facilities in the United States and China.

•	Thermal Processing – Over the past ten years, we have become one of North America’s largest third-party commercial heat treaters, serving more than 5,600 customers. We provide a wide range of heat-treating services to harden, soften or impart other desired properties to customer-owned parts made of steel, aluminum, copper, powdered metal and various other alloys and metals. Our thermal processing segment operates 16 facilities in 10 states and Canada.

The following table sets forth the selected products, industries served and customers for each segment.

	Building products	Processed metal	Thermal processing

Selected products/services	• Mailboxes	• Cold-rolled strip steel	• Aluminum processing
	• Ventilation products	• Steel strapping	• Assembly, brazing, and
	• Structural connectors	• Coated steel products	heat treating of torque
	• Bar grating	• Non-ferrous metals powder	converters
	• Metal building		• Processor of powdered
	accessories		metal parts
• Metal lath
• Expanded metal

Selected industries served	• Retail home market	• Power and hand tool	• Automotive
	• Lumber	hardware	• General manufacturing
	• Building materials	• Aerospace
	• Residential, commercial	• Electronics
	and industrial	• Automotive
	construction	• Automotive supply
• Consumer products
• Commercial and residential
metal building

Selected customers	• The Home Depot	• Chrysler	• Ford Motor Company
	• Lowe’s Companies	• General Motors	• General Motors
	• Menard Cashway Lumber	• BorgWarner	• Getrag
	• ABC Supply	• Ford Motor Company	• Eaton
	• Prime Source	• 3M • Arrowhead Industries

Note 17 of the Company’s consolidated financial statements included in Item 8 herein provides information related to the Company’s business segments in accordance with accounting principles generally accepted in the United States of America.

Recent Developments

In April 2003, the Company acquired Construction Metals, Inc. (Construction Metals). As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company may be required to pay additional consideration if certain net sales levels as defined in the purchase agreement are achieved during the period from acquisition through and including March 31, 2006. During the second quarter of 2005 a payment of $1,332,000 was made as additional consideration pursuant to the purchase agreement, and was recorded as additional goodwill.

On January 27, 2005, the Company sold the assets of its Milcor subsidiary for approximately $42.6 million resulting in a loss of $1.2 million in 2005. The results of operations for Milcor for the current and prior periods have been classified as discontinued operations in Company’s consolidated financial statements included in Item 8 herein.

On September 15, 2005, the Company acquired Curie International (Suzhou) Co., Ltd. (SCM Asia), which operates a manufacturing facility in Suzhou, China for approximately $8.0 million. SCM Asia manufactures, markets and distributes non-ferrous metal powder products to customers in a number of different industries, including the powdered metallurgy and thermal processing markets. Note 3 of the Company’s consolidated financial statements included in Item 8 herein provides additional information regarding the Company’s acquisition of SCM Asia.

On September 16, 2005, the Company acquired the Gutter Helmet product line (Gutter Helmet) for approximately $21.5 million. Gutter Helmet manufactures a protection system that is installed over existing full size gutters by professional installers nationwide. Note 3 of the Company’s consolidated financial statements included in Item 8 herein contains additional information regarding the Company’s acquisition of Gutter Helmet.

On October 3, 2005, the Company acquired Alabama Metal Industries Corporation (AMICO) which operates manufacturing and distribution facilities through the United States and Canada for approximately $240.8 million. AMICO manufactures, markets and distributes a diverse line of products used in the commercial and industrial sectors of the building products market. Note 3 of the Company’s consolidated financial statements included in Item 8 herein contains additional information regarding the Company’s acquisition of AMICO.

In connection with the acquisition of AMICO, on October 3, 2005 the Company entered into a term loan agreement with a consortium of banks pursuant to which the lenders made a senior secured term loan of $300,000,000 due October 4, 2006. This loan was satisfied on December 8, 2005 as described below.

In connection with the purchase of AMICO, and the term loan noted above, on October 3, 2005, the Company terminated : (i) the Senior Secured Note with The Prudential Insurance Company of America dated July 3, 2002, as amended; (ii) the Subordinated Note with The Prudential Insurance Company of America dated July 3, 2002, as amended; and (iii) the Senior Secured Note Purchase Agreement with The Prudential Life Insurance Company of America and Pruco Life Insurance Company dated June 18, 2004, as amended. These notes, which were terminated, contained terms and conditions upon which the Company borrowed $115,000,000 in the aggregate from the Prudential Insurance Company of America and Pruco Life Insurance Company. In addition to paying the outstanding principal and interest of $116,187,000 the Company was required to pay “make whole” payments of $6,753,000 to The Prudential Insurance Company of America and Pruco Life Insurance Company.

On October 3, 2005, the Company also paid in full its obligations under the $42,295,000 subordinated promissory note, dated May 1, 2003, payable to CertainTeed Corporation. The principal and interest paid on October 3, 2005 related to this note equaled $25,920,000.

On October 4, 2005 the Company acquired the assets of American Wilcon Plastics, Inc. (American Wilcon) which operates a custom-injected plastic molding manufacturing facility in Orrick, Missouri and a distribution facility in Richmond, Missouri for approximately $4.5 million. Note 3 of the Company’s consolidated financial statements included in Item 8 herein contains additional information regarding the acquisition of the assets of American Wilcon.

On December 8, 2005 the Company amended its senior secured credit facility and completed a private offering of senior subordinated notes. The Company amended its senior secured credit facility to provide for a new $230 million term loan. The new term loan bears interest, at the Company’s option, at either (i) LIBOR plus an initial margin of 1.75%, or (ii) the higher of the administrative agent’s prime rate or the federal funds effective rate plus 0.5%. The Company completed a private offering of $204 million in aggregate principal amount of 8% Senior Subordinated Notes due 2015, which were sold at a discount of 1.675% from face value to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Company used the net proceeds from these financings to repay certain amounts incurred under its secured revolving credit facility and to retire its $300,000,000 senior secured term loan, which were used to finance its acquisition of Alabama Metal Industries Corporation (AMICO) and to repay existing indebtedness.

Industry overview

Building products manufacturers occupy an intermediate market between the primary steel, metal and other material producers and the nationwide wholesale and retail building supply industry. The primary producers typically focus on producing high volumes of their product. We purchase raw materials from these producers and, through various production processes, convert these steel raw materials into specialized products for use in the construction or repair of residential and commercial buildings. We distribute our products through both wholesale distributors, which focus their efforts on contractors, and large retail chains, which have captured the majority of the retail building products market.

Steel and metal processors occupy a market niche that exists between the primary steel and metal producers and end-users and others. Primary steel and metal producers typically focus on the sale of standard size and tolerance of steel and other metals to large volume purchasers, including steel and metal processors. End-users require steel with closer tolerances and with shorter lead times than the primary steel and metal producers can provide efficiently. Steel processors like our company, through the application of various higher value-added processes such as cold-rolling and specialized heat-treating methods, process steel to a precise grade, temper, tolerance and finish. End product manufacturers incorporate this processed steel into finished goods.

Thermal processors serve equipment manufacturers whose parts require precision metallurgical transformation within the thermal processors’ geographical areas. These equipment manufacturers often find that third-party thermal processors reduce manufacturing costs and improve quality, and using third-party thermal processors reduces the need for heavy capital investment by the manufacturers. The market is geographically based due to the cost of transporting parts from the manufacturers’ plants to the thermal processors’ plants and back to the manufacturers’ plants for further assembly. The manufacturers range from automotive engine and transmission manufacturers to hand tool producers.

Products and services

Building Products segment

The Building Products segment is composed of 15 businesses acquired over the last nine years that are primarily, but not exclusively, manufacturers of metal products used in the residential and light commercial building markets. As a result, we operate 65 facilities in 25 states and Canada, giving us a national base of operations to provide customer support, delivery, service and quality to a number of regional and national customers, as well as providing us with manufacturing and distribution efficiencies.

We manufacture an extensive variety of products that are sold to lumber and building material wholesalers, buying groups, discount and major retail home centers, major home builders, HVAC and roofing distributors and residential, industrial and commercial contractors. Our product offerings include a full line of ventilation products and accessories; mailboxes; roof edging, underlayment and flashing; soffit; drywall corner bead; structural support products; coated coil stock; metal roofing and accessories; steel framing; rain-carrying systems, including gutters and accessories; bath cabinets; access doors; roof hatches and smoke vents; builders’ hardware, shelving and closet rods; diffusers and fasteners, each of which can be sold separately or as an integral part of a package or program sale.

Our principal focus in the recent past has been to penetrate and continue to build on our success in the residential building products market. We have been able to develop a strong customer base in the light commercial building market through acquisitions and market penetration. With our recent acquisition of AMICO, we have entered the commercial and industrial building markets in a more significant way and have further diversified our product offerings to residential building products customers. The acquisition of AMICO expands our product line to include bar grating used in walkways, platforms, safety barriers, drainage covers, and ventilation grates; expanded metal used in walkways, shelving, barriers, patio furniture, and other applications where both visibility and security are necessary; perforated metal used in industrial, home and office settings; fiberglass grating, used in areas where high strength, light weight, low maintenance and corrosion resistance are required; and safety/plank grating, used to provide a walking surface with excellent slip resistance. These products are used in industrial and commercial buildings. AMICO also produces metal lath, used as a structural base for stucco, tile or stone, and vinyl drywall and stucco products, used to complete drywall or stucco projects. These products are used in industrial/commercial and residential buildings.

The acquisition of AMICO also advances our strategy of obtaining, developing and sustaining shelf space with major improvement centers, major merchandisers and leading building material wholesalers. At the regional and even national level, certain of these customers have designated us as category managers in many of their stores. To capitalize on this opportunity and to increase our product sales in each category we manage, we offer a comprehensive range of quality building products. With the addition of the products manufactured by AMICO we will be able to offer a greater variety of products to these customers across a number of building products categories. By maintaining our role as category managers, we are better able to manage shelf space where our building products are sold and increase our sales.

We update our building products by launching new products, enhancing existing products and adjusting product specifications to respond to building code and regulatory changes. In 2005 our subsidiary and the nation’s leading mailbox manufacturer, Solar Group, introduced the Reflective Address Number Plaque, a pre-packaged solution for address identification. Also, in 2005 another subsidiary, United Steel Products (“USP”), broadened its selection of connector products by expanding its line of hurricane/seismic anchors. USP and another subsidiary, SEMCO, offer numerous finished parts, including an assortment of metal structural connectors for the residential and commercial building industries. In addition, USP and its in-house engineers have been active in the development of building codes nationwide. In particular, USP professionals are recognized for their work and expertise in the field of storm resistant construction, including being called upon by FEMA to assist with hurricane response and damage assessment efforts. As a result of our involvement in the development of building codes, we are able to enhance our products and act first to bring the latest code-compliant building products to the market including USP’s “Hurricane Anchor.” As building codes continue to tighten, in part in response to hurricanes and other natural events, we have been able to grow our customer base, especially in coastal regions.

Many of our building products are used by home owners and builders to provide structural and architectural enhancements for residential and commercial building projects, including in geographic locations subject to severe weather or seismic activity, and facilitate compliance with increasingly stringent building codes and insurance company requirements. Our building products are manufactured primarily from galvanized, galvalume and painted steel, anodized and painted aluminum, copper, brass, zinc and various plastic compounds. These additional metal purchases, when added to our existing Processed Metal Products segment purchases, enhance our purchasing position due to the increased total volume and value-added component of these purchases.

Our production capabilities allow us to process the wide range of metals and plastics necessary for manufacturing building products. Our equipment includes automatic roll forming machines, stamping presses, shears, press brakes, paint lines, milling, welding, injection molding and numerous automated assembly machines. All equipment is maintained through a thorough preventive maintenance program, including in-house tool and die shops, allowing us to meet the demanding service requirements of many of our customers.

Processed Metal Products segment

We manufacture cold-rolled strip steel (including through a joint venture), steel strapping, metal powders and coated steel products. In addition, we provide materials management and, through a joint venture, steel pickling. We operate through 12 locations throughout the United States and in China.

Our cold-rolled strip steel is used in applications that demand more precise widths, improved surface conditions and tighter gauge tolerances than are supplied by primary producers of flat-rolled steel products. Consistent with our strategy of focusing on value-added products and services, we produce a broad range of fully processed cold-rolled strip steel products. We buy wide sheet steel in coils from primary producers and process it to specific customer orders by performing such computer-aided processes as cold reduction, annealing, edge rolling and slitting. Cold reduction is the rolling of steel to a specified thickness, tolerance and finish. Annealing is a thermal process that changes hardness and certain metallurgical characteristics of steel. Edge rolling involves conditioning edges of processed steel into square, full round or partially round shapes. Slitting is the cutting of steel to specified widths. Depending on customer specifications, we use one or more of these processes to produce steel strip of a precise grade, temper, tolerance and finish. Customers for our strip steel products include manufacturers in the automotive, automotive supply, power and hand tool, hardware and other industries.

We have the capability to process coils up to a maximum outside diameter of 72 inches and roll widths of up to 50 inches. Our rolling mills include automatic gauge control systems with hydraulic screwdowns allowing for microsecond adjustments during processing. Our computerized mills enable us to satisfy an industry demand for a wide range of steel from heavier gauge and special alloy steels to low carbon and light gauge steels, in each case having a high quality finish and precision gauge tolerance.

Our rolling facilities are further complemented by 17 high convection annealing furnaces, which allow for shorter annealing times than conventional annealers. Fourteen of our furnaces and bases employ advanced technology that incorporates the use of a hydrogen atmosphere for the production of cleaner and more uniform steel. As a result of our annealing capabilities, we are able to produce cold-rolled strip steel with improved consistency in terms of thickness, hardness, and molecular grain structure and surface.

We can produce certain strip steel products on oscillated coils, which wind strip steel similar to the way fishing line is wound on a reel. Oscillating the strip steel enables us to put at least six times greater volume of finished product on a coil than standard ribbon winding, allowing customers to achieve longer production runs by reducing the number of equipment shut-downs to change coils. Customers are thus able to increase productivity, reduce downtime, improve yield and lengthen die life. These benefits to customers allow us to achieve higher margins on oscillated products. To our knowledge, only a few other steel producers are able to produce oscillated coils, and we are not aware of any competitor that can produce 12,000-pound oscillated coils, the maximum size we produce.

We also have a 50% interest in Gibraltar DFC Strip Steel, LLC, a joint venture with Duferco Farrell Corporation that manufactures and distributes cold-rolled strip steel products at a facility in Pennsylvania.

In addition, we operate a manufacturing facility in Research Triangle Park, North Carolina that manufactures, markets and distributes nonferrous metal powder for use in brazing paste, bearings and other products in a number of industries, including the automotive, aerospace, electronics and consumer products industries. Our recent acquisition of SCM Asia, a metal powder producer in China, expands the geographic reach of our capability to serve these customers and markets.

In Buffalo, New York, we manufacture steel strapping that is used to close and reinforce shipping units such as bales, boxes, cartons, coils, crates and skids. We are one of only four domestic manufacturers of high-tensile steel strapping, which is subject to strength requirements imposed by the American Society for Testing Materials for packaging of different products for common carrier transport. This high-tensile steel strapping is essential to producers of large, heavy products such as steel, paper and lumber where reliability of the packaging material is critical to the safe transport of the product. Our steel strapping facility is QS-9000 and ISO-14001 registered.

Our coated steel products are used primarily in the building products and construction markets and include galvanized and galvalume, pre-painted cold rolled galvanized and galvalume, acrylic coated galvanized and galvalume and PVC coatings for spiral pipe. Materials are available in a wide array of colors and coating qualities. Our cold-rolled low carbon drawing steels and high strength low alloy steels are used primarily in the automotive market and are supplied to second and third tier automotive-stamping manufacturers.

We also operate an advanced materials management facility in Michigan that links primary steel producers and end-user manufacturers by integrating the inventory purchasing, receiving, inspection, billing, storage and shipping functions and producing just-in-time delivery of materials.

We have a 31% interest in Samuel Steel Pickling Company, a joint venture with Samuel Manu-Tech, Inc. that has two steel pickling operations in Ohio. After the hot rolling process, the surface of sheet steel is left with a residue known as scale, which must be removed prior to further processing by a cleaning process known as pickling. This joint venture pickles steel on a toll basis, receiving fees for pickling services without acquiring ownership of the steel.

Thermal Processing segment

Our Thermal Processing segment provides a wide range of metallurgical heat-treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants and other conditions to improve their mechanical properties, durability and wear resistance. These processes include case-hardening, neutral-hardening and through-hardening, annealing, normalizing, vacuum hardening, carburizing, nitriding and brazing, as well as a host of other processes. Thermal processing can harden, soften or otherwise impart desired properties to parts made of steel, aluminum, copper, powdered metals and various alloys and other metals.

We operate 16 thermal processing facilities in Alabama, Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Ontario, Canada. We maintain a metallurgical laboratory at each facility with trained metallurgists providing a range of testing capabilities to add value to treated parts and enhance quality control. Consistent quality control is maintained by application of a statistical process control system and QS-9000 or ISO-9001 registration. In addition, three of our thermal processing facilities are ISO-14001 registered. We also maintain a fleet of trucks and trailers to provide rapid turnaround time for our customers.

Due to time and costs associated with transporting materials and customers’ need for just-in-time delivery of thermal processed products, the commercial thermal processing industry has developed as a regional industry concentrated in major industrial areas of the country. In addition, the commercial thermal processing industry has realized significant growth in recent years as more companies involved in the manufacture of metal components have outsourced their thermal processing requirements. We recently expanded our relationship with GM and Ford by entering into long-term contracts to provide thermal processing services.

Quality assurance

We place great importance on providing our customers with high-quality products for use in critical applications. We carefully select our raw material vendors and use computerized inspection and analysis to maintain our quality standards so that our products will meet critical customer specifications. To meet customer specifications, we use documented procedures utilizing statistical process control systems linked directly to processing equipment to monitor all stages of production. Physical, chemical and metallographic analyses are performed during the production process to verify that mechanical and dimensional properties, cleanliness, surface characteristics and chemical content are within specification. In addition, all of our facilities that provide services or products to the automotive industry, including 13 of our thermal processing facilities, are QS-9000 registered, and ten of our building products facilities are ISO 9001-2000 registered.

Technical services

We employ a staff of engineers, metallurgists and other technical personnel and maintain fully-equipped, modern laboratories to support our operations. These laboratories enable us to verify, analyze and document the physical, chemical, metallurgical and mechanical properties of our raw materials and products. In addition, our engineering staff also employs a range of CAD/CAM programs to design highly specialized and technically precise products. Technical service personnel also work in conjunction with our sales force to determine the types of products and services required for the particular needs of our customers.

We have over 100 technical service employees spread throughout our businesses. In each segment the technical staff monitors our operations to satisfy customer specifications for the product being produced.

Suppliers and raw materials

Steel and metal processing companies are required to maintain substantial inventories of raw material in order to accommodate the short lead times and just-in-time delivery requirements of their customers. Accordingly, we generally maintain our inventory of raw materials at levels that we believe are sufficient to satisfy the anticipated needs of our customers. We manage our inventory levels through improved forecasting; increasingly efficient supply chain management, including the establishment of extended terms and inventory hold programs with our suppliers; and our ongoing assessment of market conditions.

The primary raw material we purchase is flat-rolled steel which is used in our Building Products and Processed Metal Products segments. To a lesser extent, we purchase aluminum for the Building Products segment and copper for use in our Processed Metal Products segment. We also purchase natural gas to fuel our processes in the Thermal Processing segment.

We purchase flat-rolled steel at regular intervals on an as-needed basis, primarily from the major North American suppliers, as well as a limited amount from foreign steel producers. Because of our strategy to develop longstanding relationships in our supply chain we have been able to maintain an adequate supply of flat-rolled steel.

In early 2004 we experienced temporary supply shortages in the aluminum market. In response, we implemented a commodity sourcing strategy for purchasing aluminum in order to improve consistency. We now purchase our aluminum from several domestic mills and supplement that supply by purchasing approximately 15% of our aluminum requirements from foreign producers. We purchase copper scrap from various domestic sources and, if scrap is not available in sufficient supply, we purchase cathode. Supply has been adequate from these sources.

We purchase natural gas and electricity from suppliers in proximity to our operations. While there has been upward pressure on pricing, we have not experienced interruptions due to gas or power constraints, and we have not entered into contracts that permit an interruptible supply.

We have no long-term contractual commitments with our suppliers. In September 2004, we hired a Vice President of Supply Chain Management to reexamine and improve our purchasing practices across our geographically dispersed facilities in order to streamline purchasing across like commodities.

Intellectual property

Although we protect our intellectual property by trademark, copyright and patent registrations, and use this intellectual property in some of our activities in each of our operating segments, we do not believe any of this intellectual property is material to our operations. While not material, we do believe our patents related to roof vents sold in our Building Products segment, scheduled to expire in March 2009 and June 2009, give us a competitive advantage with regard to that product line.

Sales and marketing

Our products and services are sold primarily by our sales personnel and outside sales representatives located throughout the United States, Canada and Mexico. We had approximately 312 sales personnel as of December 31, 2005. We have organized sales teams to focus on specific customers and national accounts to allow us to provide enhanced supply solutions, and enhance our ability to increase the number of products that we provide to those customers and accounts. Our sales staff works with certain retail customers to manage shelf space which allows us to increase sales at these locations.

Customers and distribution

We have approximately 16,000 customers located throughout the United States, Canada, Mexico, Europe, Asia, and Central and South America principally in the building and construction, general manufacturing, automotive, automotive supply, steel and machinery industries. Major customers include building product distributors, automobile manufacturers and suppliers and commercial and residential contractors.

During 2003, 2004 and 2005, one of our customers (The Home Depot), accounted for approximately 10.7%, 11.4% and 12.1%, respectively, of our consolidated gross sales. No other customer represented 10% or more of our consolidated gross sales for these periods.

During 2003, 2004 and 2005, one customer (The Home Depot) of our Building Products segment accounted for approximately 20.5%, 22.2% and 22.5%, respectively, of this segment’s gross sales. No other single customer accounted for more than 10% of our Building Products segment gross sales during these periods.

No one customer of our Processed Metal Products segment represented 10% or more of this segment’s gross sales for 2003, 2004 or 2005. No one customer of our Thermal Processing segment represented 10% or more of this segment’s gross sales for 2003, 2004 and 2005.

Although we negotiate annual sales orders with the majority of our customers, these orders are subject to customer confirmation as to product amounts and delivery dates. We do not have long-term contracts with any of our customers.

Backlog

Because of the nature of our products and the short lead time order cycle, backlog is not a significant factor in our business. We believe that substantially all of our firm orders existing on December 31, 2005 will be shipped prior to the end of the first quarter of 2006.

Competition

All of the segments we operate in are highly competitive. In general, we compete in the building products, processed metal products and the thermal processing markets with several domestic suppliers and, in the case of processed metal products, some foreign manufacturers. A few of our competitors in the processed metals and building products segments may be larger, have greater financial resources or have less financial leverage than we do. As a result, these competitors may be better positioned to respond to any downward pricing pressure or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business. The basis of our competition in each segment differs according to unique characteristics of each segment and are discussed in more detail below.

Building Products

We compete with numerous suppliers of building products in the building products market based on the range of products offered, quality, price and delivery. Although some of these competing suppliers are large companies, the majority are small to medium-sized and do not offer the range of building products we do.

The prices for the raw materials we use in our Building Products operations, primarily steel, aluminum and plastic, are volatile due to a number of factors beyond our control, including supply shortages, general industry and economic conditions, labor costs, import duties, tariffs and currency exchange rates. Although we have strategies to deal with volatility in raw material costs such as increasing our inventories to protect against price increases and shortages, other competitors in this segment who do not have to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and thereby compete effectively against us on product price.

We believe our broad range of products, product quality and ability to meet exacting customer delivery requirements gives us a competitive advantage over many competitors in this segment.

Processed Metal Products

The metal processing market is highly competitive. We compete with a small number of other metal processors, including Worthington Industries and Steel Technologies. Some of these processors, like Worthington, also focus on fully processed, high value-added metal products like we do. We compete in this market on the basis of precision and range of achievable tolerances, quality, price and the ability to meet delivery schedules dictated by customers.

The prices for the raw materials we use in our Processed Metal Products operations, primarily steel, are volatile due to the same factors described above with respect to our Building Products segment. Although we have strategies to deal with volatility in raw material costs such as increasing our inventories to protect against price increases and shortages, other competitors in this segment which do not have to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and thereby compete effectively against us on product price.

We believe our ability to meet stringent process specifications and the quality of our processed metals give us a competitive advantage over some competitors in this segment.

Thermal Processing

We compete with a small number of suppliers of thermal processing services in our market areas on the basis of processes offered, quality, price and delivery. Unlike the markets for building products and processed metal products in which we sell tangible products, geographic proximity to customers and delivery is a more important competitive criterion in our Thermal Processing segment because in this segment we process our customers’ products and must return the product to the customer. Competitors in this segment therefore tend to be more numerous than those in the other two segments, but smaller and more regional in scope of operations. While operations in this segment are not subject to raw materials price volatility as in our Building Products and Processed Metal Products segments, this segment is exposed to natural gas price volatility. Although we have strategies to deal with volatility in energy costs such as obtaining fixed prices from our suppliers and adding surcharges to our selling prices, other competitors may be able to better mitigate the effects of this volatility and therefore compete with us on price. We believe the range of processes offered and the quality of our services give us a competitive advantage over many competitors in this segment.

Employees

At December 31, 2005, we employed approximately 4,450 people, of which approximately 11.8% were represented by unions through various collective bargaining agreements that expire between June 16, 2006 and February 19, 2009.

We have historically had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current agreements.

Seasonality

Our net sales are generally lower in the first and fourth quarters primarily due to customer plant shutdowns in the automotive industry due to holidays and model changeovers, as well as reduced activity in the building and construction industry due to inclement weather.

Governmental regulation

Our processing centers and manufacturing facilities are subject to many federal, state and local requirements relating to the protection of the environment and we use environmentally sensitive materials in our production processes. For example, we lubricate our machines with oil and use oil baths to treat some of our products. We believe that we operate our business in material compliance with all environmental laws and regulations, do not anticipate any material expenditures in order to meet environmental requirements and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations. However, we could incur operating costs or capital expenditures in complying with more stringent environmental requirements in the future or with current requirements if they are applied to our facilities in a way we do not anticipate.

Our operations are also governed by many other laws and regulations covering our labor relationships, the zoning of our facilities, our general business practices and other matters. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations.

Internet Information

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s Web site (www.gibraltar1.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

Item 1a.	Risk Factors

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

We are significantly leveraged with total indebtedness of approximately $466.3 million as of December 31, 2005. The following chart shows our level of indebtedness and certain other information as of December 31, 2005:

(Dollars in millions)	as of December 31, 2005

Senior credit facility:
Revolving credit facility	$ 25.0
Institutional term loan	230.0
Senior subordinated notes (1)	204.0
Other	7.3

Total debt	$466.3

Shareholders’ equity	494.0

Ratio of earnings to fixed charges (2)	3.4	x

(1)	excludes the effect of the $3.4 million discount from face value.

(2)	for purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes minus net undistributed equity earnings minus capitalized interest plus fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs), capitalized interest and the portion of operating rental expense that management believes is representative of the interest component of rent expense.

We may not be able to generate sufficient cash to service all of our indebtedness and we could be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facility and our indenture agreement for our senior subordinated notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our senior credit facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture for our senior subordinated notes do not fully prohibit us or our subsidiaries from doing so. Additionally, our senior credit facility provides commitments of up to $530.0 million in the aggregate, including a revolving credit facility of up to $300.0 million. At December 31, 2005, outstanding borrowings under the revolving credit facility were $25.0 million, $11.9 million of letters of credit were outstanding and $263.1 million was available to be borrowed. In addition, our senior credit facility permits us to enter into agreements with the administrative agents and any willing lenders to increase the revolving commitments of those lenders or add new term loans from those lenders up to an aggregate amount of $75.0 million without obtaining the consent of the majority lenders. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under our senior credit facility and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.

In addition our substantial degree of indebtedness could have other important consequences, including the following:

•	it may limit our ability to obtain additional equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations are dedicated to the payment of principal and interest on our indebtedness and are not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	certain of our borrowings, including borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

Our future operating results may be affected by fluctuations in raw material prices. We may not be able to pass on increases in raw material costs to our customers.

Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole is very cyclical, and at times pricing can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our steel costs. Other significant raw materials we use include aluminum and plastics, which are also subject to volatility.

Demand for steel increased during 2004, for example, especially in China, and steel producers experienced a shortage of steel scrap and coke, two key materials used in the manufacture of steel. The shortage of these raw materials resulted in significant increases in both steel demand and steel pricing in 2004 and early 2005. To hedge against further price increases and potential shortages, we purchased significant quantities of steel. When steel prices began to decline in mid-2005, our gross profit margins suffered a decline from the corresponding period in 2004 partly because we have been selling inventory produced with this high-cost steel, and, contrary to 2004, we are operating under pricing pressure from our customers in our Processed Metal Products segment.

We are required to maintain substantial inventories to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon historic buying practices and market conditions. In an environment of increasing raw material prices, competitive conditions will impact how much of the steel price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the profitability of our business could be adversely affected.

The building and construction industry and the automotive industry account for a significant portion of our sales, and reduced demand from these industries is likely to adversely affect our profitability and cash flow.

Net sales of our Building Products segment, which sells products for use in the building and construction industry, accounted for approximately 51.0%, 48.9% and 52.2% of our net sales in 2003, 2004 and 2005, respectively. These sales were made primarily to retail home centers and wholesale distributors. We also sell some products in our Processed Metal Products segment to customers in the building and construction industry. For 2005, The Home Depot accounted for approximately 12.1% of our gross sales. A loss of sales to the building and construction industry, or to the specified customer, would adversely affect our profitability and cash flow. For example, our sales of processed steel to steel service centers decreased in 2003 due to a decline in demand in the commercial building industry, causing a decrease in net sales in our Processed Metal Products segment and contributing to a decrease in our operating margins in that segment compared to the prior year. This industry is cyclical, with product demand based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control.

We estimate that net sales of our products for use in the automotive industry accounted for approximately 25%, 26% and 22% of our net sales in 2003, 2004 and 2005, respectively. Such sales include sales directly to auto manufacturers and to manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions, consumer confidence and other factors beyond our control. In 2003, for example, our sales of processed steel products to the Big Three automotive manufacturers decreased in comparison to 2002, causing a decrease in net sales in our Processed Metal Products segment and contributing to a decrease in our operating margins in that segment compared to the prior year. The domestic auto industry is currently experiencing a difficult operating environment that may result in lower levels of vehicle production and decreased demand for our products.

Downturns in demand from the building and construction industry, the automotive industry or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our products to customers in any of these industries, would adversely affect our profitability and cash flows.

We may not be able to identify, manage and integrate future acquisitions successfully, and if we are unable to do so, we are unlikely to sustain our historical growth rates and our ability to repay the notes may decline.

Historically, we have grown through a combination of internal growth and external expansion through acquisitions. Although we intend to actively pursue our growth strategy in the future, we cannot provide any assurance that we will be able to identify appropriate acquisition candidates or, if we do, that we will be able to negotiate successfully the terms of an acquisition, finance the acquisition or integrate the acquired business effectively and profitably into our existing operations. Integration of an acquired business could disrupt our business by diverting management away from day-to-day operations and could result in contingent liabilities that were not anticipated. Further, failure to integrate successfully any acquisition (including our acquisition of AMICO, our largest acquisition to date) may cause significant operating inefficiencies and could adversely affect our profitability and our ability to repay the notes. Consummating an acquisition could require us to raise additional funds through additional equity or debt financing. Additional debt financing would increase our interest expense and reduce our cash flows otherwise available to reinvest in our business.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of flat-rolled steel, aluminum or other metals should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. The number of available suppliers has been reduced in recent years due to industry consolidation and bankruptcies affecting steel and metal producers, and this trend may continue. Our top ten suppliers accounted for 44.7% of our purchases during the first seven months of 2005. We could be significantly and adversely affected if delivery were disrupted from a major supplier or several suppliers. In addition, we do not have long-term contracts with any of our suppliers. In early 2004, we experienced temporary supply shortages in the aluminum market. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our results, profitability and cash flow.

Increases in energy prices will increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices for our products.

We use energy to manufacture and transport our products. In particular, our building products and processed metal products plants use considerable electricity, and our thermal processing facilities depend on natural gas. Our operating costs increase if energy costs rise, which occurred in 2003 and 2005. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we do not hedge our exposure to higher prices via energy futures contracts. Increases in energy prices will increase our operating costs and may reduce our profitability and cash flows if we are unable to pass all the increases on to our customers. For example, we estimate that increases in energy costs have increased our cost of sales and, to a lesser degree, selling, general and administrative expense by approximately $3.6 million in 2005 compared to 2004.

We rely on a few customers for a significant portion of our gross sales, and the loss of those customers would adversely affect us.

Some of our customers are material to our business and results of operations. In 2005, The Home Depot, our largest customer, accounted for approximately 12.1% of our gross sales, and ten of our largest customers accounted for approximately 34.1% of our gross sales. Our percentage of gross sales to The Home Depot and some of our other major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in the industries we serve, including the retail and automotive industries, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our top customers. These customers are also able to exert pricing and other influence on us, requiring us to market, deliver and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers, as is typical in the industries we serve. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss or significant decrease in business from any of our major customers would have a material adverse effect on our business, results of operations and cash flow.

Our business is highly competitive, and increased competition could reduce our gross profit and net income.

The principal markets that we serve are highly competitive. Competition is based primarily on the precision and range of achievable tolerances, quality, price, raw materials and inventory availability and the ability to meet delivery schedules dictated by customers. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do and some of which have more established brand names in the markets we serve. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross profit, net income and cash flow.

Our principal stockholders have the ability to exert significant control in matters requiring a stockholder vote and could delay, deter or prevent a change in control of the Company.

Approximately 18.4% of our outstanding common stock, including shares of common stock issuable under options granted which are exercisable within 60 days, are owned by Brian J. Lipke, who is the Chairman and Chief Executive Officer of our Company and Eric R. Lipke, Neil E. Lipke, Meredith A. Lipke and Curtis W. Lipke, all of whom are siblings, and certain trusts for the benefit of each of them. As a result, the Lipke family has significant influence over all actions requiring stockholder approval, including the election of our board of directors. Through their concentration of voting power, the Lipke family could delay, deter or prevent a change in control of our Company or other business combinations that might otherwise be beneficial to our Company. In deciding how to vote on such matters, the Lipke family may be influenced by interests that conflict with other stakeholders. In addition, the Lipke family may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in the Company, even though those transactions may involve risks to our other stakeholders.

We depend on our senior management team, and the loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel other than Brian J. Lipke, our Chairman of the Board and Chief Executive Officer.

We could incur substantial costs in order to comply with, or to address any violations of, environmental laws.

Our operations and facilities are subject to a variety of federal, state, local and foreign laws and regulations relating to the protection of the environment and human health and safety. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of or at facilities we divested, which could result in future expenditures that cannot be currently quantified and which could reduce our profits and cash flow. We may be held strictly liable for the contamination of these sites, and the amount of that liability could be material. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site. Changes in environmental laws, regulations or enforcement policies could have a material adverse effect on our business, financial condition or results of operations.

Labor disruptions at any of our major customers or at our own manufacturing facilities could adversely affect our results of operations and cash flow.

Many of our important customers, including in the automotive industry, have heavily unionized workforces and have sometimes experienced significant labor disruptions such as work stoppages, slow-downs and strikes. A labor disruption at one or more of our major customers could interrupt production or sales by that customer and cause the customer to halt or limit orders for our products and services. Any such reduction in the demand for our products and services would adversely affect our net sales, results of operations and cash flow.

In addition, approximately 11.8% of our own employees are represented by unions through various collective bargaining agreements that expire between June 2006 and February 2009. It is likely that our employees will seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations and cash flow.

Our operations are subject to seasonal fluctuations that may impact our cash flow.

Our net sales are generally lower in the first and fourth quarters primarily due to reduced activity in the building and construction industry due to weather, as well as customer plant shutdowns in the automotive industry due to holidays and model changeovers. In addition, quarterly results may be affected by the timing of large customer orders. Therefore, our cash flow from operations may vary from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may not be able to service our indebtedness. A default under any of our indebtedness would prevent us from borrowing additional funds and limit our ability to pay interest or principal, and allow our senior secured lenders to enforce their liens against our personal property.

We have not yet fully evaluated the internal control over financial reporting of AMICO and its subsidiaries, and any deficiencies in AMICO’s internal controls that we may find would require us to spend resources to correct those deficiencies and could adversely affect market confidence in our reported consolidated financial information and the market price of our securities.

Maintaining effective internal control over financial reporting at the Company, including all our subsidiaries, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. We are currently subject to Sections 302, 404 and 906 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on the assessment of our management included in our annual report on Form 10-K. However, because AMICO was a private company when we acquired it, AMICO was not subject to the Sarbanes-Oxley Act of 2002, and we are continuing to evaluate the strength of AMICO’s internal control over financial reporting. As an independent company, AMICO and its subsidiaries did not operate under a fully documented system for accounting and internal control over financial reporting, and we will need to document that control structure and may need to improve it. If we identify any significant deficiencies in AMICO’s internal control over financial reporting in the course of the integration process, we will be required to spend time and money to remedy those deficiencies. If we are unable to sufficiently integrate AMICO’s control structure into our structure or correct any deficiencies we identify in a timely manner, we may conclude that these circumstances constitute a material weakness in the internal control over financial reporting of our Company. If we were to reach such a conclusion, our management and our independent registered public accounting firm would be unable to conclude in their reports that our internal control over financial reporting was effective. Investors could lose confidence in our reported consolidated financial information as a result, and the market price of our securities.

Our management and auditors have identified significant deficiencies in our internal control over financial reporting, and future significant deficiencies in our internal control over financial reporting could result in misstatements in our financial statements in future periods.

During our evaluation of internal control over financial reporting, we and our auditors identified significant deficiencies in our internal control over financial reporting. The Public Company Accounting Oversight Board defines a “significant deficiency” as a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. These significant deficiencies include, but are not limited to, two deficiencies identified by our former independent registered public accountants (our “former auditors”) in the course of their integrated audit of our financial statements for the year ended December 31, 2004 and of our internal control over financial reporting:

•	Calculation of reserves for self-insured worker’s compensation liabilities. During the course of their integrated audit of our financial statements and our internal controls, our former auditors brought to our attention the need to include a reserve for the ultimate developed losses of our self-insured workers’ compensation liability. A reserve for the ultimate developed losses is an estimate of anticipated losses based upon losses incurred to date. We and our former auditors concluded that the failure to include an appropriate measure of anticipated losses in our calculation constituted a significant deficiency. We recorded an adjustment of $1.4 million in the fourth quarter of 2004 in connection with the establishment of such a reserve, and we now consider such anticipated losses in calculating our self-insured workers’ compensation liabilities in each period.

•	Third-party payroll processor report. We were unable to obtain from the third party that processes our payroll a Type 2 report under Statement of Auditing Standards (SAS) No. 70, Reports on the Processing of Transactions with Service Organizations, that covered the processor’s location where our payroll was processed. SAS No. 70 provides procedures for the issuance of a report by the auditor of a service organization, such as our payroll processor, for use in connection with an audit of, and an evaluation of the internal controls of, the user organization. We did not have adequate internal controls in place to compensate for the failure to obtain such a report that would prevent or detect a misstatement that was more than inconsequential. Our third-party processor provided a SAS No. 70 Type 2 Report for 2005 fiscal year.

In addition, we have identified other significant deficiencies, but we believe we have remedied all significant deficiencies of which we are aware. However, if the remedial actions we have taken were insufficient to address these deficiencies or if additional significant deficiencies or other conditions relating to our internal control over financial reporting are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. Internal control deficiencies such as these could cause investors to lose confidence in our reported consolidated financial information, and the market price of the notes could decline.

We are also in the process of hiring individuals to fill accounting staff vacancies and evaluating whether additional resources are warranted to improve our internal control environment, particularly with the AMICO acquisition.

Restrictive covenants may adversely affect our operations.

Our senior credit facility and the indenture governing our senior subordinated notes contain various covenants that limit our ability to, among other things:

•	incur additional debt or provide guarantees in respect of obligations of other persons;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	incur debt that is senior to our Senior Subordinated notes but junior to our senior credit facilities and other senior indebtedness;

•	incur liens;

•	restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•	enter into new lines of business.

In addition, the restrictive covenants in our senior credit facility (which includes our revolving credit facility and our $230.0 million term loan facility) require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our senior credit facility. Upon the occurrence of an event of default under our senior credit facility, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. If such event of default and election occur, the lenders under our senior credit facility would be entitled to be paid before current note holders receive any payment under our notes. In addition, if we were unable to repay those amounts, the lenders under our senior credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all our assets as collateral under our senior credit facility. If the lenders under our senior credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior credit facility and our other indebtedness, including our senior subordinated notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior credit facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Assuming all revolving loans and the term loan were fully drawn or funded on December 31, 2005, as applicable, each quarter point change in interest rates would result in a $1.3 million change in annual interest expense on our senior credit facility.

Item 1b.	Unresolved Staff Comments

None

Item 2.	Description of Properties

We maintain our corporate headquarters in Buffalo, New York and conduct business operations in facilities located throughout the United States and in Canada and China.

We believe that our facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate our capacity needs through 2006:

Location	Utilization	Square footage

Corporate
Buffalo, New York	Headquarters	24,490	*

Processed Metal Products
Cheektowaga, New York	Cold-rolled strip steel processing and strapping products	148,000
Tonawanda, New York	Cold-rolled strip steel and precision metals processing	128,000
Cleveland, Ohio	Cold-rolled strip steel processing	259,000
Beachwood, Ohio	Administrative office	3,000	*
Durham, North Carolina	Administrative office and powdered metal processing	148,000
Detroit, Michigan	Administrative offices	1,152
Dearborn, Michigan	Strapping tool products	3,000
Woodhaven, Michigan	Materials management facility	100,000
Franklin Park, Illinois	Precision metals processing	99,000
Birmingham, Alabama	Precision metals processing	99,712	*
Brownsville, Texas	Warehouse	15,000	*
Suzhou, China	Powdered metal processing	45,200	*

Building Products
Jacksonville, Florida	Administrative office and building products manufacturing	261,400	*
Miami, Florida	Building products manufacturing	60,000	*
Nashville, Tennessee	Building products manufacturing	37,560	*
Lakeland, Florida	Warehouse	53,154	*
San Antonio, Texas	Administrative office and building products manufacturing	120,050	*
Houston, Texas	Building products manufacturing	48,000	*
Vidalia, Georgia	Warehouse	34,000	*
Taylorsville, Mississippi	Administrative office and building products manufacturing	54,215
Taylorsville, Mississippi	Building products manufacturing	237,112
Enterprise, Mississippi	Building products manufacturing	198,154
Appleton, Wisconsin	Administrative office and building products manufacturing	100,262
Appleton, Wisconsin	Building products manufacturing	42,582
Montgomery, Minnesota	Administrative office and building products manufacturing	170,000
Livermore, California	Building products manufacturing	103,470	*
Rancho Cucamonga, California	Warehouse	20,640	*
North Wilkesboro, North Carolina	Warehouse	22,950	*
Hainesport, New Jersey	Warehouse	25,805	*
Denver, Colorado	Administrative office and building products manufacturing	89,560	*
Omaha, Nebraska	Warehouse	18,500	*
Denver, Colorado	Warehouse	29,422	*
Largo, Florida	Administrative office and building products manufacturing	100,000
Signal Hills, California	Administrative office and building products manufacturing	10,000	*
Coopersville, Michigan	Administrative office and building products manufacturing	246,000
Ontario, California	Administrative office and warehouse	41,140	*
Fontana, California	Building products manufacturing	37,500	*
Las Vegas, Nevada	Warehouse	8,750	*
Hayward, California	Warehouse	26,112	*
Kent, Washington	Warehouse	31,500	*

Location	Utilization	Square footage

Escondido, California	Warehouse	9,200	*
Salt Lake City, Utah	Warehouse	11,760	*
Albuquerque, New Mexico	Warehouse	8,275	*
Sacramento, California	Warehouse	41,160	*
Phoenix, Arizona	Warehouse	27,947	*
Dallas, Texas	Administrative office and building products manufacturing	128,476	*
Clinton, Iowa	Building products manufacturing	100,000
Lincolnton, North Carolina	Building products manufacturing	63,925
Peoria, Illinois	Sales office	1,610	*
Thornhill, Ontario	Administrative office and building products manufacturing	60,500	*
Birmingham, Alabama	Administrative office and building products manufacturing	181,000	†
Jackson, Mississippi	Building products manufacturing (vacant)	30,000	†
Bourbonnais, Illinois	Building products manufacturing	280,000	*†
Lakeland Florida	Building products manufacturing	100,000	†
Fontana, California	Building products manufacturing	80,000	†
Dayton, Texas	Building products manufacturing	45,000	†
Orem, Utah	Building products manufacturing	88,000	†
North Kansas City, Missouri	Building products manufacturing	26,000	*†
Lafayette, Louisiana	Building products manufacturing	34,000	†
Houston, Texas	Building products manufacturing	25,000	†
Visalia, California	Building products manufacturing	80,000	†
Burlington, Canada	Building products manufacturing	78,000	*†
Surrey, British Columbia	Building products manufacturing	41,000	*†
Greenville, South Carolina	Warehouse/Distribution	18,000	*†
Houston, Texas	Warehouse/Distribution	25,004	*†
New Castle, Delaware	Warehouse/Distribution (to be vacated in November)	20,000	*†
Denver, Colorado	Warehouse/Distribution	600	*†
Seattle, Washington	Warehouse/Distribution	9,600	*†
Gardena, California	Warehouse/Distribution	25,000	*†
Montreal, Quebec	Warehouse/Distribution	15,000	*†
Birmingham, Alabama	Building products manufacturing	12,000	*†
Birmingham, Alabama	Administrative office	36,000	†
Wilmington, Delaware	Administrative office and building products manufacturing	27,000	*†
Dayton, Texas	Building products manufacturing	10,000	†
Burnsville, Minnesota	Administrative office	15,046
Orrick, Missouri	Administrative office and building products manufacturing	57,000
Richmond, Missouri	Warehouse/Distribution	42,000	*

Thermal Processing
Fountain Inn, S. Carolina	Thermal processing	82,400
Reidsville, North Carolina	Thermal processing	53,500
Morristown, Tennessee	Thermal processing	26,250
Conyers, Georgia	Thermal processing	18,700	*
Athens, Alabama	Thermal processing	20,000
Coldwater, Michigan	Administrative office and thermal processing	89,000	††
Fairfield, Ohio	Administrative office and thermal processing	49,467	*
Benton Harbor, Michigan	Administrative office and thermal processing	55,000
Greensburg, Indiana	Administrative office and thermal processing	30,000
South Bend, Indiana	Administrative office and thermal processing	33,000
Rockford, Illinois	Administrative office and thermal processing	40,000
Northlake, Illinois	Administrative office and thermal processing	200,000
St. Marys, Pennsylvania	Administrative office and thermal processing	50,100
Saginaw, Michigan	Administrative office and thermal processing	60,000	*
Kitchener, Ontario	Administrative office and thermal processing	88,898
Kitchener, Ontario	Thermal processing	47,868

*—Leased. All other facilities owned.
†—Acquired in the AMICO acquisition.
††—Subject to a capital lease in connection with our industrial revenue bond.

Item 3.	Legal Proceedings

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal preceding the resolution of which the management of the Company believes will have a material adverse effect on the Company’s results of operations or financial condition or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

As of December 31, 2005, there were 132 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company’s common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System — National Market System (“NASDAQ”) under the symbol “ROCK.” The following table sets forth the high and low sale prices per share for the Company’s common stock for each quarter of 2005 and 2004 as reported on the NASDAQ National Market. Prices set forth below have been adjusted to reflect a three-for-two stock split effectuated in the form of a stock dividend paid on October 29, 2004.

	2005		2004

	High	Low	High	Low

Fourth Quarter	$23.75	$18.30	$26.91	$20.46
Third Quarter	24.96	18.52	24.80	19.51
Second Quarter	22.23	18.10	23.73	16.32
First Quarter	$26.70	$20.91	$16.98	$14.15

The Company declared dividends of $.05 per share in each of the first, second, third and fourth quarters of 2005. The Company declared dividends of $.03 per share in the first quarter of 2004, $.033 per share in the second and third quarters of 2004, and $.05 per share in the fourth quarter of 2004.

Cash dividends are declared at the discretion of the Company’s Board of Directors. The Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon such factors as the Company’s earnings, financial condition, capital requirements, debt covenant requirements and/or other relevant conditions. Although the Company expects to continue to declare and pay cash dividends on its common stock in the future if earnings are available, the Company cannot assure that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount or at the same frequency as paid in the past.

The following table summarizes information concerning securities authorized for issuance under the Company’s stock option plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by security holders	383,426	$13.70	2,145,206

Total	383,426	$13.70	2,145,206

(1)	Consists of the Company’s non-qualified stock option plan and 2005 Equity Incentive Plan. Upon adoption of the 2005 Equity Incentive Plan, the Company is no longer allowed to issue options under the 2003 incentive stock option plan or shares under the restricted stock plan. The Company is in the process of terminating these plans and no shares under these plans are reflected as available for issuance. Note 15 of the Company’s consolidated financial statements included in Item 8 herein provides additional information regarding the Company’s stock option plans.

Item 6.	Selected Financial Data (in thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003	2002	2001

Net sales	$1,178,236	$976,255	$729,806	$602,707	$570,914
Income from operations	97,702	89,548	56,876	46,770	34,806
Interest expense	25,442	12,915	13,096	8,283	13,351
Income before income taxes	72,526	81,479	44,465	39,046	21,583
Income taxes	27,845	31,768	17,562	15,615	8,741
Income from continuing operations	44,681	49,711	26,903	23,431	12,842

Income from continuing operations per share – Basic	$ 1.51	$ 1.69	$ 1.12	$ 1.02	$ .68
Weighted average shares outstanding – Basic	29,608	29,362	24,143	22,921	18,886

Income from continuing operations per share – Diluted	$ 1.50	$ 1.68	$ 1.11	$ 1.00	$ .67
Weighted average shares outstanding – Diluted	29,810	29,596	24,387	23,279	19,159

Cash dividends per common share	$ .200	$ .146	$ .117	$ .103	$ .090

Current assets	$ 424,004	$379,607	$249,450	$202,994	$166,615
Current liabilities	157,248	137,352	98,756	64,748	61,551
Total assets	1,205,012	957,701	777,743	576,568	535,040
Total debt	463,013	310,039	242,250	166,932	212,275
Shareholders’ equity	494,025	453,743	394,181	293,117	218,347

Capital expenditures	$ 22,122	$ 24,330	$ 22,050	$ 15,294	$ 13,697
Depreciation	25,719	22,883	20,979	18,993	17,975
Amortization	2,888	1,315	804	554	4,025

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

Overview

The consolidated financial statements present the financial condition of the Company as of December 31, 2005 and 2004, and the consolidated results of operations and cash flows of the Company for the years ended December 31, 2005, 2004 and 2003.

We are a leading manufacturer, processor and distributor of residential and commercial building products and processed metal products for industrial applications. We are also a leading third-party provider of thermal processing services for a wide range of applications, which involves exposing metals to precise temperatures, atmospheres and other conditions to improve their physical properties. We serve approximately 16,000 customers in a variety of industries in all 50 states, Canada, Mexico, Europe, Asia, and Central and South America. We operate 93 facilities in 29 states, Canada and China.

Segments

We operate in three reportable segments – Building Products, Processed Metal Products and Thermal Processing.

•	Building Products. We process sheet steel to produce over 5,000 building and construction products, including mailboxes, ventilation products, structural connectors, bar grating, metal lath and expanded metal. We sell these products primarily to major retail home centers, such as The Home Depot, Lowe’s, Menards and metal service centers.

•	Processed Metal Products. We produce a wide variety of cold-rolled strip steel products, coated sheet steel products, powdered metal products and strapping products. In this segment, we primarily serve the automotive industry’s leaders, such as General Motors, Ford, DaimlerChrysler and Honda, and other major manufacturers such as 3M Company, as well as the automotive supply, commercial and residential metal building, power and hand tool, and other industries.

•	Thermal Processing. We provide an array of processes to refine the metallurgical properties of customer-owned metal products for a variety of critical consumer and industrial applications. In this segment, we serve such customers as Ford Motor Company, General Motors Corporation, Getrag and Eaton.

The following table sets forth our net sales from continuing operations by reportable segment for the years ended December 31, 2003, 2004 and 2005.

		Year ended December 31,

(Dollars in thousands)	2005	2004	2003

Statement of income data:
Net sales
Building products	$ 615,386	$477,316	$371,957
Processed metal products	454,822	395,287	268,512
Thermal processing	108,028	103,652	89,337

Total consolidated net sales	$1,178,236	$976,255	$729,806

We also hold equity positions in a steel cold-rolled strip steel joint venture and a pickling joint venture, both of which are included in our Processed Metal Products segment.

Results of Operations

The following table sets forth selected results of operations data as percentages of net sales:

	Fiscal year ended December 31,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	81.5	79.4	80.4

Gross profit	18.5	20.6	19.6
Selling, general and administrative expense	10.2	11.4	11.8

Income from operations	8.3	9.2	7.8
Interest expense	2.1	1.3	1.8
Equity in partnerships’ (income) loss(1)	(0.0)	(0.5)	(0.1)

Income before taxes	6.2	8.3	6.1
Provision for income taxes	2.4	3.3	2.4

Income from continuing operations	3.8	5.1	3.7
Discontinued operations, net of taxes(2)	(0.1)	0.1	0.0

Net income	3.7%	5.2%	3.7%

(1)	Equity in partnerships’ (income) loss represents our proportional interest in the income or losses of our cold-rolled strip steel joint venture and our steel pickling joint venture and other income.

(2)	Discontinued operations represents the income (loss), net of income taxes (benefits), attributable to our subsidiary Milcor, which we sold in January 2005 for approximately $42.6 million.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated

Net sales increased by approximately $202.0 million, or 20.7%, to $1,178.2 million in 2005, from $976.3 in 2004. The increase in sales was attributable to the acquisition of AMICO in October 2005, which provided $77.8 million, the acquisitions of the Gutter Helmet product line (September 2005), American Wilcon (October 2005), and SCM Asia (September 2005) provided an additional $4.6 million in sales, and a full year’s results from SCM Metal Products Inc. (SCM) (acquired in June 2004), which resulted in an additional $28.6 million. The remaining increase was the result of increases in both volume and selling prices. The volume increases were driven by our strategy of using our national manufacturing, marketing and distribution capabilities to sell products from a greater number of our product lines to both new and existing customers, especially national customers, and from offering product extensions and design enhancements to existing product lines, particularly in the Building Products segment.

Cost of sales increased by approximately $184.8 million, or 23.8%, to $959.8 million in 2005, from $775.0 million in 2004. The increase was due mainly to the higher sales volumes resulting from acquisitions and expanded penetration noted above, along with the higher cost of steel and other materials used in our products. The 2005 acquisitions of AMICO, the Gutter Helmet product line, American Wilcon and SCM Asia, along with the 2004 acquisition of SCM contributed $88.3 million of the increase in cost of sales. Cost of sales as a percentage of net sales increased to 81.5% in 2005, from 79.4% in 2004. The decrease in gross margins is attributable to higher raw material costs, and to a lesser extent increased energy costs. In particular, we had purchased extra steel in early

2005 to build up our inventory because we were concerned that rising steel prices at that time could lead to steel shortages. These shortages did not materialize, and, when steel prices began to decline in mid-2005, our margins were compressed as we sold relatively high-cost inventory at the lower prices demanded by the market in the Processed Metal Products segment and at prices in the Building Products segment that did not fully pass on the costs of inventory. The decline in gross margins in 2005 was partially offset by better cost absorption due to higher volumes, as compared to the same period in the prior year.

Selling, general and administrative expenses increased approximately $9.1 million, or 8.2%, to $120.8 million in 2005, from $111.7 million in 2004. The primary reason for the increase was due to the acquisition of AMICO in October 2005 and a full year of expense at SCM which contributed $8.3 million of the increase. Excluding the effect of the acquisitions, selling, general and administrative costs were relatively flat as increases in salaries were more than offset by the decline in bonuses. As a result, selling, general and administrative expense as a percentage of sales decreased to 10.3% in 2005, from 11.4% in 2004.

Interest expense increased $12.5 million, or 96.9%, to $25.4 million in 2005 from $12.9 million in 2004. The increase was the result of prepayment penalties of $6.8 million incurred in connection with the repayment of certain senior secured and private placement notes, with the remaining increase the result of higher average borrowings during 2005, and higher weighted average interest rates.

Equity in income of partnerships and other income decreased $4.5 million to $0.3 million in 2005 from $4.8 million in 2004. The decrease was primarily due to our share of the losses incurred during 2005 from our equity interest in Gibraltar DFC Strip Steel LLC, a joint venture. The losses were incurred as the joint venture lost significant volume to a competitor that reduced selling prices and relatively high inventory costs at the joint venture.

As a result of the above, income from operations increased to approximately $97.7 million in 2005, from $89.6 million in 2004.

Income taxes related to continuing operations for 2005 approximated $27.8 million based upon an effective tax rate of 38.4% versus a 39% effective tax rate in 2004. The qualified production activities deduction under the American Jobs Creation Act of 2004 did not have a material impact on our effective tax rate.

Loss from discontinued operations for 2005 was $1.2 million compared to income of $1.1 million in 2004. The loss in 2005 was the result of a tax payable due to a step-up in tax basis for the assets acquired from Portals Plus and its affiliated companies, which we sold with our Milcor subsidiary in January 2005, and a loss on the disposal due to a working capital adjustment.

Segment information

Building products.    Net sales increased by approximately $138.1 million, or 28.9%, to $615.4 million in 2005, from $477.3 million in 2004. The increase in net sales was due primarily to the acquisition of AMICO in October 2005, which accounted for $77.8 million in sales. The remaining increase in net sales was the result of expanded sales penetration due to the factors described under “Consolidated” above and price increases.

Income from operations increased $22.2 million, or 37.7%, to $81.3 million in 2005 from $59.1 million in 2004. Operating margin increased to 13.2% in 2005 from 12.4% in 2004. The increase was driven by the acquisition of AMICO, which has slightly higher margins than the pre-existing building products businesses, and a reduction in selling general and administrative costs as a percentage of sales, mainly a function of increased sales.

Processed Metal Products.    Net sales increased by approximately $59.5 million, or 15.1%, to $454.8 million in 2005, from $395.3 million in 2004. The increase in net sales was primarily a function of higher average selling prices in 2005 driven by the rise in steel prices that occurred throughout 2004, as well as the acquisition of SCM in June 2004, which accounted for $28.6 million of the increase. Although steel prices declined in 2005, our selling prices were still higher on average than our selling prices in 2004.

Income from operations as a percentage of net sales decreased to 6.8% in 2005 from 11.0% in 2004. The decrease in operating margin was primarily the result of increased material costs partially offset by lower labor costs as percentage of net sales and a the full year of operations of SCM which has slightly higher operating margins than the remainder of our Processed Metals Products business. The reduction in margins was most notable in our service center business.

Thermal Processing.    Net sales increased by approximately $4.4 million, or 4.2%, to $108.0 million in 2005 from $103.7 million in 2004. The increase in net sales was driven mainly by improvements in the overall economy during the year.

Income from operations decreased $0.3 million, or 2.4%, from $13.7 million in 2004 to $13.4 million in 2005. Operating margins declined from 13.2% in 2004 to 12.4% in 2005, mainly as a result of higher energy costs that have not been fully recovered through higher selling prices.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Consolidated

Net sales increased by approximately $246.4 million, or 33.8%, to $976.3 million in 2004, from $729.8 million in 2003. The increase in net sales was attributable to price increases we implemented due to increases in raw material prices and increased sales volumes. The increase in sales volumes resulted primarily from implementing our strategy of using our national manufacturing, marketing and distribution capabilities to sell products from a greater number of product lines to both new and existing customers, especially national customers, and from offering product extensions and design enhancements to existing product lines, particularly in our Building Products segment. Our net sales also increased due to the addition of net sales of SCM Metal Products, Inc. (acquired June 1, 2004), a full year’s results from Air Vent (acquired May 1, 2003) and Construction Metals (acquired April 1, 2003), and the addition of net sales of Renown (acquired January 1, 2004), which together contributed approximately $84.3 million in additional sales in 2004.

Cost of sales increased by approximately $187.8 million, or 32.0%, to $775.0 million in 2004, from $587.1 million in 2003. This increase was primarily due to higher sales volumes resulting from the expanded penetration noted above, along with the increased cost of steel and other metals used in our products. The 2004 acquisitions of SCM Metal Products, Inc. and Renown and a full year’s results from Construction Metals and Air Vent contributed $65.7 million of the increase in cost of sales. Cost of sales as a percentage of net sales decreased to 79.4% in 2004 from 80.5% in 2003. The increase in gross margins was attributable to higher selling prices and improved fixed cost absorption due to higher unit volumes.

Selling, general and administrative expense increased by approximately $25.9 million, or 30.2%, to $111.7 million in 2004, from $85.8 million in 2003. This increase was due primarily to the addition of costs from the SCM Metal Products, Inc. and Renown acquisitions, a full year of expenses for Construction Metals and Air Vent, increased costs of compliance with the provisions of the Sarbanes-Oxley Act, increased incentive compensation relating to an increase in operating income and net sales, and increased advertising and commissions. As a percentage of net sales, selling, general and administrative expense decreased to 11.4% in 2004 from 11.8% in 2003 as a result of the higher net sales in 2004.

Interest expense of $12.9 million in 2004 was comparable to interest expense of $13.1 million in 2003.

Equity in income of partnerships increased $4.1 million to $4.8 million in 2004 from $0.7 million in 2003. The increase is the result of a full year of earnings from our investment in Gibraltar DFC Strip Steel LLC (investment made in December 2003).

As a result of the foregoing, income from continuing operations before taxes increased by $37.0 million, or 83.2%, to $81.5 million in 2004 from $44.5 million in 2003.

Income taxes related to continuing operations approximated $31.8 million in 2004, based on a 39.0% effective rate compared with a 39.5% effective rate in 2003.

Net income from discontinued operations, which reflects the results of our Milcor subsidiary, was $1.0 million in 2004, compared to $50,000 in 2003.

Segment information

Building Products.    Net sales increased by approximately $105.3 million, or 28.3%, to $477.3 million in 2004 from $372.0 million in 2003. The increase in net sales was the result of expanded sales penetration due to the factors described in “—Consolidated” above. In addition, a full year’s results from Air Vent and Construction Metals and the net sales of Renown resulted in additional sales of $49.6 million in 2004.

Income from operations increased by approximately $20.2 million, or 51.8%, to $59.1 million in 2004 from $38.9 million in 2003. Operating margin increased to 12.4% of net sales in 2004 compared to 10.5% in 2003. The increase in gross margins was attributable to higher selling prices and improved fixed cost absorption due to higher unit volumes.

Processed Metal Products.    Net sales increased by approximately $126.8 million, or 47.2%, to $395.3 million in 2004 from net sales of $268.5 million in 2003. This increase was primarily a function of increases in our selling prices due to the rise in overall metal prices in 2004 and of higher sales volumes, particularly in sales of our coated steel and painted products. In addition, the SCM Metal Products, Inc. business added approximately $34.8 million to the segment’s net sales in 2004.

Income from operations increased by approximately $18.4 million, or 72.8%, to $43.6 million in 2004 from $25.2 million in 2003. Operating margin increased to 11.0% of net sales in 2004, compared to 9.4% in 2003. The increase in gross margins was attributable to higher selling prices and improved fixed cost absorption due to higher unit volumes.

Thermal Processing.    Net sales increased by approximately $14.3 million, or 16.0%, to $103.7 million in 2004 from $89.3 million in 2003. The increase in net sales was due primarily to improvements to the overall economy during the year.

Income from operations increased by approximately $4.3 million, or 46.3%, to $13.7 million in 2004 from $9.4 million in 2003. Operating margin increased to 13.2% of net sales in 2004, compared to 10.5% of net sales in 2003, primarily due to increased capacity utilization at our plants, which lowered per unit costs.

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

A summary of the Company’s significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included in Item 8 of this Form 10-K.

Our most critical accounting policies include:

•	valuation of accounts receivable, which impacts selling, general and administrative expense;

•	valuation of inventory, which impacts cost of sales and gross margin;

•	revenue recognition, which impacts net sales, gross margin and net income;

•	the allocation of the purchase price of our acquisition-related assets and liabilities, which affects our depreciation and amortization costs; and

•	the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets.

Management reviews the estimates, including the allowance for doubtful accounts and inventory reserves on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Valuation of accounts receivable.    Our accounts receivable represent those amounts that have been billed to our customers but not yet collected. We record an allowance for doubtful accounts based on the portion of those accounts receivable that we believe are potentially uncollectible based on various factors, including historical experience, creditworthiness of customers and current market and economic conditions. If the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Changes in judgments on these factors could impact the timing of costs recognized.

Valuation of inventories.    We state our inventories at the lower of cost or market. We determine the cost basis of our inventory on a first-in-first-out basis using either actual costs or a standard cost methodology that approximates actual cost. We regularly review inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand, which may require higher provisions for obsolete inventory.

Revenue recognition.    We recognize revenue when all of the following have occurred: products are shipped or service is provided, the customer takes ownership and assumes the risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. We treat sales returns, allowances and customer incentives as reductions to sales, and we accrue for those items based on historical experience and current estimates of future sales, revising our estimates throughout the year when necessary.

Allocation to purchase price of acquired assets and liabilities.    When we acquire a new business, we must allocate the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair market values. We record any premium over the fair market value of the net assets acquired as goodwill. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair market value. The way we characterize the assets has important implications, as long-lived assets, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained below. With respect to determining the fair market value of assets, the most difficult estimations of individual fair market values are those involving long-lived assets, such as property, plant and equipment and identified intangible assets. We use all available information to make these fair market value determinations and, for major business acquisitions, engage an independent valuation specialist to assist in the fair market value determination of the acquired long-lived assets. Due to the subjectivity inherent in determining the estimated fair market value of long-lived assets and the significant number of business acquisitions that we have completed, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

Depreciation, amortization and impairment testing of long-lived assets.    We depreciate long-lived assets with estimated useful lives over those useful lives. We amortize intangible assets with estimable useful lives (which consist primarily of acquired customer lists, non-competition agreements and unpatented technology) over those estimated useful lives. The specific lives are disclosed in the notes to the consolidated financial statements included in Item 8 herein.

We test long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable and exceeds their fair market value. This circumstance exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair market value as determined by discounted cash flow method or in the case of negative cash flow, an independent market appraisal of the asset.

Goodwill impairment testing.    We test goodwill annually for impairment (or more often if indicators of impairment exist) at the reporting unit level by comparing the fair market value of the reporting unit with its carrying value. A reporting unit is either the same as, or one level below, an operating segment. We have more reporting units than operating segments, and our reporting units may change over time. The primary valuation method for determining the fair market value of the reporting unit is a discounted cash flow analysis. If the goodwill is indicated as being impaired (i.e., the fair market value of the reporting unit is less than the carrying amount), the fair market value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and, if it is less, we then recognize an impairment loss.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund its operations, including working capital; to purchase new facilities and fund improvements to its existing facilities; to purchase new and maintain existing machinery and equipment; and to fund acquisitions.

We regularly consider various strategic business opportunities including acquisitions. We evaluate such potential acquisitions on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets and customers. If we enter into any future acquisition transaction, we may finance that acquisition through a number of sources, including internally available cash resources, new debt financing, the issuance of equity securities or any combination of the above.

Working capital

During 2005, our Company’s working capital (inclusive of the impact of working capital acquired from acquisitions of AMICO, Gutter Helmet, American Wilcon and SCM Asia) increased by approximately $24.5 million, or 10.1%, to approximately $266.8 million at December 31, 2005 from $242.3 million at December 31, 2004. This increase in working capital was primarily the result of an increase in accounts receivable of $32.8 million, a decrease in accounts payable and accrued expenses of $26.3 million, and increases in cash and cash equivalents of $17.6 million and other current assets of $6.6 million, partially offset by a $12.6 million decrease in inventories. The acquisitions of AMICO caused an increase in inventory of $39.0 million, a $34.0 million increase in accounts receivable and a $12.3 million increase in accounts payable and accrued expenses.

Our working capital also typically undergoes seasonal variations. Our net sales are generally lower in the fourth quarter than in the third quarter, and we usually begin the fourth quarter with lower inventory and higher accounts payable. To address these fluctuations, we generally increase working capital in the second and third quarters, and working capital then generally decreases in the fourth quarter.

Cash flows

Operating activities.    Net cash provided by continuing operations for the year ended December 31, 2005 was approximately $132.4 million compared to net cash used in continuing operations of approximately $1.4 million for the year ended December 31, 2004. Net cash provided by continuing operations for the year ended December 31, 2005 was primarily the result of net income from continuing operations of $44.7 million, depreciation and amortization of $28.6 million and decreases in inventories of $46.7 million and accounts receivable of $8.3 million. Net cash used in continuing operations in 2004 resulted primarily from increases in inventories of $88.1 million, increases in accounts receivable of $27.0 million and undistributed income from equity in partnerships of $3.2 million, partially offset by net income from continuing operations of $49.7 million, increases in accounts payable of $37.9 million, depreciation and amortization of $24.2 million and deferred income taxes of $6.8 million.

Investing activities.    Net cash used in investing activities from continuing operations for the year ended December 31, 2005 was approximately $250.0 million, consisting primarily of the acquisitions of AMICO, the Gutter Helmet product line, the assets of American Wilcon, and SCM Asia in the amount of $271.0 million, and capital expenditures of $22.1 million, partially offset by net proceeds from the sale of Milcor of $42.6 million. Net cash used in investing activities from continuing operations for the year ended December 31, 2004 was $88.5 million, consisting primarily of acquisitions in the amount of $65.5 million and capital expenditures of $24.3 million.

Financing activities.    Net cash provided by financing activities for the year ended December 31, 2005 was $136.9 million, consisting primarily of borrowings of long-term debt under our senior term facility of $230.0 million and the proceeds of $200.6 million from the issuance of senior subordinated notes, partially offset by payments of $132.6 million under our revolving credit facility, $115.0 in senior secured and private placement notes, the repayment of $39.6 million in acquisition notes, the payment of $10.8 million in deferred financing costs and dividend payments of $5.9 million. Net cash provided by financing activities for the year ended December 31, 2004 was $72.8 million, consisting primarily of net borrowings of long-term debt of $67.3 million under our privately placed notes and our senior credit facility and net proceeds from the issuance of common stock of $9.6 million in connection with the exercise of the underwriters’ over-allotment option from our December 2003 stock offering and the exercise of stock options, partially offset by dividend payments of $3.7 million.

Senior credit facility and senior subordinated notes

We and our wholly-owned subsidiary Gibraltar Steel Corporation of New York are co-borrowers under an amended and restated credit agreement with a syndicate of lenders providing for (i) a revolving credit facility with aggregate commitments of up to $300.0 million including a $25.0 million sub-limit for letters of credit and a swing line loan sub-limit of $20.0 million and (ii) a term loan in the original principal amount of $230 million. At December 31, 2005, outstanding borrowings under the revolving credit facility were $25.0 million, $11.9 million of letters of credit were outstanding and $263.1 million was available to be borrowed. We borrowed the term loan concurrently with the closing of the offering of $204.0 million in senior subordinated notes. The amended and restated credit agreement will permit the borrowers to enter into agreements with the administrative agents and any willing lenders to increase the revolving commitments of those lenders or add new term loans from those lenders up to an aggregate amount of $75.0 million without obtaining the consent of the majority lenders.

The senior credit facility is guaranteed by each of our material domestic subsidiaries other than Gibraltar Steel Corporation of New York, which is a co-borrower. The senior credit facility and the related guarantees are secured by a first priority security interest (subject to permitted liens, as defined in the credit agreement) in substantially all the tangible and intangible assets of our company and our material domestic subsidiaries and one of our foreign subsidiaries, subject to certain exceptions, and a pledge of 65% of the voting stock of our other foreign subsidiaries. The senior subordinated notes are guaranteed by each of our material domestic subsidiaries.

The credit agreement contains various affirmative and negative covenants customary for similar working capital facilities, including, but not limited to, several financial covenants. We must maintain a total funded debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA, as defined in the credit agreement) ratio not to exceed 4.25 to 1.00 through September 29, 2006, 4.00 to 1.00 from September 30, 2006 through September 29, 2007 and 3.75 to 1.00 thereafter. We must also maintain a senior funded debt to consolidated EBITDA ratio not to exceed 3.25 to 1.00 through September 29, 2006, 3.00 to 1.00 from September 30, 2006 through September 29, 2007 and 2.75 to 1.00 thereafter. Our interest coverage ratio, defined as the ratio of consolidated Earnings Before Interest and Taxes (EBIT, as defined in the credit agreement) to consolidated interest expense, must not be less than 2.75 to 1.00, and our net worth must not be at least $325.0 million plus 50% of cumulative net income in each fiscal quarter after September 30, 2005. Consolidated EBITDA, as defined under our credit agreement, is not calculated in the same manner as under the senior subordinated notes.

The Company believes that availability of funds under its existing credit facility, together with the cash generated from operations, will be sufficient to provide it with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends and future acquisitions.

Contractual Obligations

The following table summarizes our company’s contractual obligations at December 31, 2005:

(Dollars in thousands)

	Payments due by period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years

Variable rate debt	$256,500	$ 2,500	$ 4,900	$ 29,800	$219,300
Interest on variable rate debt(1)	103,805	15,771	31,101	30,413	26,520
Fixed rate debt	206,513	5,864	49	--	200,600
Interest on fixed rate debt	164,199	16,628	33,101	33,100	81,370
Operating lease obligations	59,362	13,489	20,662	12,844	12,367
Pension and other post-retirement obligations	4,199	178	398	698	2,925
Employment agreement	500	500	--	--	--

Total(2)	$795,078	$54,929	$90,212	$106,855	$543,082

(1)	Calculated using the interest rate in effect at December 31, 2005, assuming no payments were made to reduce the revolving credit facility until its maturity date.

(2)	Excludes contingent consideration relating to our acquisition of Construction Metals. In 2005 we paid $1.3 million pursuant to this obligation.

Related Party Transactions

In connection with the acquisition of Construction Metals in April 2003, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes are payable to the former owners of Construction Metals and are considered related party in nature due to the former owners’ current employment relationship with the Company. These notes are payable in three equal annual principal installments of approximately $2.9 million per note, beginning on April 1, 2004, with the final principal payment due on April 1, 2006. These notes require quarterly interest payments at an interest rate of 5.0% per annum. Interest expense related to these notes payable aggregated approximately $364,000, $658,000 and $660,000 in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the current portion of these notes payable aggregated approximately $5.8 million and accrued interest aggregated approximately $74,000 and $147,000, respectively.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties. Rental expense associated with these related party operating leases aggregated approximately $1,418,000, $1,304,000, and $512,000 in 2005, 2004 and 2003, respectively.

Two members of our Board of Directors are partners in law firms that provide legal services to the Company. During 2005, we incurred $2,114,000 for legal services from these firms. Of the amount incurred, $1,024,000 was expensed, $1,090,000 was capitalized as acquisition costs and deferred financing issuance costs.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, in December 2004. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement will be effective for our company as of January 1, 2006. We do not expect that the adoption of this statement will have a material impact on our consolidated statement of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS No. 151), an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for the fiscal years beginning after June 15, 2005 and our company will adopt this standard in the first quarter of fiscal 2006. We do not expect that the adoption of SFAS No. 151 will have a material impact on our consolidated financial position or results of operations.

In May 2004, the FASB released FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was enacted on December 8, 2003. On January 21, 2005, the Centers for Medicare and Medicaid Services released the final regulations for implementing the Medicare Act. FSP 106-2 provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. We determined that the drug benefits under our Plan were actuarially equivalent to those offered under Medicare Part D. The recognition of the Medicare Act reduced actuarial losses and measurement date APBO by $652,000 and 2005 net periodic post retirement benefit cost by $107,000.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into interest rate swap agreements that converted a portion of its variable rate debt to fixed rate debt. At December 31, 2005, the Company had $115 million of revolving credit borrowings that was fixed rate debt pursuant to these agreements.

The following table summarizes the principal cash flows and related interest rates of the Company’s long-term debt at December 31, 2005 by expected maturity dates. The weighted average interest rates are based on the actual rates that existed at December 31, 2005. The variable rate debt consists primarily of the revolving credit facility and term loan, of which $255.0 million is outstanding at December 31, 2005. A hypothetical 1% increase or decrease in interest rates would have changed the 2005 interest expense by approximately $2.5 million.

	2006	2007	2008	2009	2010	Thereafter	Total

	(in thousands)
Long-term debt (fixed)	$5,864	$36	$13	--	--	$200,600	$206,513
Weighted average interest rate	8.16%	8.25%	8.25%	8.25%	8.25%	8.25%
Long-term debt (variable)	$2,500	$2,500	$2,400	$2,400	$27,400	$219,300	$256,500
Weighted average interest rate	6.19%	6.19%	6.19%	6.19%	6.19%	6.27%

Interest rate swaps (notional amounts)	--	$57,500	--	--	$57,500	--	$115,000
Interest pay rate	4.99%	4.99%	5.03%	5.03%	5.03%	--
Interest receive rate	4.50%	4.50%	4.50%	4.50%	4.50%	--

The fair value of the Company’s debt was $467.4 million at December 31, 2005.

Safe Harbor Statement

The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the “Act”). Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company’s business, and management’s beliefs about future operations, results and financial position. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Statements by the Company, other than historical information, constitute “forward looking statements” within the meaning of the Act and may be subject to a number of risk factors. Factors that could affect these statements include, but are not limited to, the following: the impact of changing steel prices on the Company’s results of operations; changing demand for the Company’s products and services; and changes in interest or tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst &Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited the accompanying consolidated balance sheet of Gibraltar Industries, Inc. as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Industries, Inc. at December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 10, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gibraltar Industries, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, of cash flows, and of shareholders’ equity and comprehensive income for each of two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Gibraltar Industries, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Buffalo, New York
March 9, 2005, except Note 2, as to which the date is November 7, 2005

Gibraltar Industries, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$ 28,529	$ 10,892
Accounts receivable	178,775	146,021
Inventories	194,653	207,215
Other current assets	22,047	15,479

Total current assets	424,004	379,607

Property, plant and equipment, net	311,147	269,019
Goodwill	406,767	285,927
Investments in partnerships	6,151	8,211
Other assets	56,943	14,937

	$ 1,205,012	$ 957,701

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 85,877	$ 70,775
Accrued expenses	63,007	51,885
Current maturities of long-term debt	2,531	8,859
Current maturities of related party debt	5,833	5,833

Total current liabilities	157,248	137,352

Long-term debt	454,649	289,514
Long-term related party debt	--	5,833
Deferred income taxes	93,052	66,485
Other non-current liabilities	6,038	4,774
Shareholders’ equity:
Preferred stock $.01 par value; authorized:
10,000,000 shares; none outstanding	--	--
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,734,986
and 29,665,780 shares in 2005 and 2004, respectively	298	297
Additional paid-in capital	216,897	209,765
Retained earnings	280,116	242,585
Unearned compensation	(5,153)	(572)
Accumulated other comprehensive income	1,867	1,668

	494,025	453,743
Less: cost of 41,100 and 40,500 common shares held in treasury in 2005 and 2004,
respectively	--	--

Total shareholders’ equity	494,025	453,743

	$ 1,205,012	$ 957,701

The accompanying notes are an integral part of these consolidated financial statements

Gibraltar Industries, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year ended December 31,

	2005	2004	2003

Net sales	$ 1,178,236	$ 976,255	$ 729,806
Cost of sales	959,755	774,970	587,128

Gross profit	218,481	201,285	142,678
Selling, general and administrative expense	120,779	111,737	85,802

Income from operations	97,702	89,548	56,876
Other (income) expense
Interest expense	25,442	12,915	13,096
Equity in partnerships’ income and other income	(266)	(4,846)	(685)

Total other expense	25,176	8,069	12,411

Income before taxes	72,526	81,479	44,465
Provision for income taxes	27,845	31,768	17,562

Income from continuing operations	44,681	49,711	26,903
Discontinued operations
(Loss) income discontinued operations before taxes	(1,981)	1,770	85
Income tax (benefit) expense	(772)	699	35

(Loss) income from discontinued operations	(1,209)	1,071	50

Net income	$ 43,472	$ 50,782	$ 26,953

Net income (loss) per share – Basic
Income from continuing operations	$ 1.51	$ 1.69	$ 1.12
(Loss) income from discontinued operations	(.04)	.04	.00

Net income per share – Basic	$ 1.47	$ 1.73	$ 1.12

Weighted average shares outstanding – Basic	29,608	29,362	24,143

Net income (loss) per share – Diluted
Income from continuing operations	$ 1.50	$ 1.68	$ 1.11
(Loss) income from discontinued operations	(.04)	.04	.00

Net income per share – Diluted	$ 1.46	$ 1.72	$ 1.11

Weighted average shares outstanding – Diluted	29,810	29,596	24,387

The accompanying notes are an integral part of these consolidated financial statements

Gibraltar Industries, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 43,472	$ 50,782	$ 26,953
(Loss) income from discontinued operations	(1,209)	1,071	50

Income from continuing operations	44,681	49,711	26,903
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,607	24,198	21,783
Provision for deferred income taxes	(3,359)	6,773	6,502
Equity in partnerships’ loss (income)	908	(4,846)	(685)
Distributions from partnerships’ income	1,152	1,680	1,001
Tax benefit from exercise of stock options	281	1,249	949
Unearned compensation	1,504	153	212
Other non-cash adjustments	133	394	114
(Decrease) increase in cash resulting from changes in
(net of acquisitions):
Accounts receivable	8,329	(26,975)	(2,716)
Inventories	46,677	(88,145)	11,813
Other current assets	281	(2,442)	(2,011)
Accounts payable and accrued expenses	4,706	37,896	1,396
Other assets	(1,499)	(1,051)	147

Net cash (used in) provided by continuing operations	132,401	(1,405)	65,408
Net cash (used in) provided by discontinued operations	(1,402)	(214)	(594)

Net cash (used in) provided by operating activities	130,999	(1,619)	64,814

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(271,031)	(65,525)	(84,243)
Net proceeds from sale of business	42,594	--	--
Purchases of equity investment	--	--	(7,797)
Purchases of property, plant and equipment	(22,122)	(24,330)	(22,050)
Net proceeds from sale of property and equipment	626	1,388	423

Net cash used in investing activities from continuing operations	(249,933)	(88,467)	(113,667)
Net cash used in investing activities for discontinued operations	(331)	(866)	(508)

Net cash used in investing activities	(250,264)	(89,333)	(114,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	(643,698)	(64,992)	(118,100)
Proceeds from long-term debt	796,568	132,302	122,144
Payment of deferred financing costs	(10,844)	(365)	(151)
Net proceeds from issuance of common stock	817	9,600	73,558
Payment of dividends	(5,941)	(3,720)	(2,733)

Net cash provided by financing activities	136,902	72,825	74,718

Net increase (decrease) in cash and cash equivalents	17,637	(18,127)	25,357
Cash and cash equivalents at beginning of year	10,892	29,019	3,662

Cash and cash equivalents at end of year	$ 28,529	$ 10,892	$ 29,019

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
 (in thousands, except per share data)

				Additional			Accumulated Other			Total
	Comprehensive	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Compensation	Loss	Shares	Amount	Equity

Balance at January 1, 2003		23,972	$240	$ 124,745	$ 172,147	$(1,086)	$(2,929)	23	$--	$ 293,117
Comprehensive income (loss):
Net income	$26,953	--	--	--	26,953	--	--	--	--	26,953
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $637	1,346	--	--	--	--	--	--	--	--	--
Minimum pension liability adjustment, net of tax of $38	(58)	--	--	--	--	--	--	--	--	--
Unrealized gain on interest rate swaps, net of tax of $706	1,103	--	--	--	--	--	--	--	--	--

Other comprehensive income	2,391	--	--	--	--	--	2,391	--	--	2,391

Total comprehensive income	$29,344

Issuance of stock associated with public offering		4,500	45	69,952	--	--	--	--	--	69,997
Stock options exercised		416	4	3,557	--	--	--	--	--	3,561
Tax benefit from exercise of stock options		--	--	949	--	--	--	--	--	949
Cash dividends – $.117 per share		--	--	--	(2,962)	--	--	--	--	(2,962)
Earned portion of restricted stock		--	--	--	--	212	--	--	--	212
Forfeiture of restricted stock awards		(6)	--	(93)	--	56	--	6	--	(37)

Balance at December 31, 2003		28,882	289	199,110	196,138	(818)	(538)	29	--	394,181
Comprehensive income (loss):
Net income	$ 50,782	--	--	--	50,782	--	--	--	--	50,782
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $319	958	--	--	--	--	--	--	--	--	--
Minimum pension liability adjustment, net of tax of $43	(67)	--	--	--	--	--	--	--	--	--
Unrealized gain on interest rate swaps, net of tax of $841	1,315	--	--	--	--	--	--	--	--	--

Other comprehensive income	2,206	--	--	--	--	--	2,206	--	--	2,206

Total comprehensive income	$52,988

Issuance of stock associated with public offering		322	4	5,043	--	--	--	--	--	5,047
Stock options exercised		433	4	4,549	--	--	--	--	--	4,553
Tax benefit from exercise of stock options		--	--	1,249	--	--	--	--	--	1,249
Cash dividends – $.146 per share		--	--	--	(4,335)	--	--	--	--	(4,335)
Earned portion of restricted stock		--	--	--	--	153	--	--	--	153
Forfeiture of restricted stock awards		(12)	--	(186)	--	93	--	12	--	(93)

Balance at December 31, 2004		29,625	297	209,765	242,585	(572)	1,668	41	--	453,743
Comprehensive income (loss):
Net income	$43,472	--	--	--	43,472	--	--	--	--	43,472
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $118	500	--	--	--	--	--	--	--	--	--
Minimum pension liability adjustment, net of tax of $60	95	--	--	--	--	--	--	--	--	--
Unrealized loss on interest rate swaps, net of tax of $246	(396)	--	--	--	--	--	--	--	--	--

Other comprehensive income	199	--	--	--	--	--	199	--	--	199

Total comprehensive income	$43,671

Issuance of restricted stock and restricted stock units		--	--	6,044	--	(6,044)	--	--	--	--
Stock options exercised		69	1	816	--	--	--	--	--	817
Tax benefit from exercise of stock options		--	--	281	--	--	--	--	--	281
Cash dividends – $.20 per share		--	--	--	(5,941)	--	--	--	--	(5,941)
Earned portion of restricted stock		--	--	--	--	1,457	--	--	--	1,457
Forfeiture of restricted stock awards		--	--	(9)	--	6	--	--	--	(3)

Balance at December 31, 2005		29,694	$298	$ 216,897	$ 280,116	$(5,153)	$ 1,867	41	$ --	$ 494,025

The accompanying notes are integral part of these consolidated financial statements

Gibraltar Industries, Inc.
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Gibraltar Industries, Inc. and subsidiaries (the Company). Financial position and results of operations of SCM Asia, our Chinese subsidiary, are consolidated for the appropriate periods based on its fiscal year ended November 30. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including historical experience, credit worthiness of customers and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Accounts receivable are expected to be collected within one year and are net of the allowance for doubtful accounts of $4,157,000 and $3,090,000 at December 31, 2005 and 2004, respectively. Amounts charged to bad debt expense and recorded as increases to the allowance during 2005 totaled $1,524,000 and deductions to the allowance recorded during 2005 for uncollectible accounts written off, net of recoveries and other adjustments, totaled $457,000.

Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. Accounts receivable from The Home Depot were 14.5% of consolidated accounts receivable at December 31, 2005.

Inventories

Inventories are valued at the lower of cost or market. The cost basis of the inventory is determined on a first-in, first-out basis using either actual costs or a standard cost methodology which approximates actual cost.

Property, plant and equipment

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. The estimated useful lives of land improvements and buildings and building improvements is 15 to 40 years, while machinery and equipment is 3 to 20 years. Accelerated methods are used for income tax purposes. Depreciation expense aggregated $25,719,000, $22,883,000 and $20,979,000 in 2005, 2004 and 2003, respectively.

Interest is capitalized in connection with construction of qualified assets. Interest of $591,000, $258,000 and $156,000 was capitalized in 2005, 2004 and 2003, respectively.

Acquisition related assets and liabilities

Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. The Company uses all available information to make these fair value determinations and, for major business acquisitions, engages an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets.

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

Deferred charges

Deferred charges associated with costs incurred to enter into new debt arrangements are included in other assets and are amortized over the terms of the associated debt agreements.

Impairment of long-lived assets

Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.

Investments in partnerships

The Company’s investments in partnerships are accounted for using the equity method of accounting, under which the Company’s share of the earnings of the partnership is recognized in income as earned, and distributions are credited against the investment when received.

Equity method goodwill arises when the Company’s investment in the partnership exceeds its applicable share of the fair market value of the partnership’s net assets at the date the partnership was formed. In accordance with SFAS 142, Goodwill and Other Intangible Assets, equity method goodwill is not amortized or tested for impairment in accordance with this standard. The Company reviews the equity method goodwill in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB Opinion No. 18), under which the Company would recognize an impairment loss when there is a loss in the value of the equity method investment which is deemed to be other than a temporary decline. No impairments were recognized in the years ended December 31, 2005, 2004 and 2003.

Interest rate exchange agreements

Interest rate swap agreements are used by the Company in the management of interest rate risk. The interest rate swaps are not used for trading purposes and are accounted for as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The fair values of interest rate swap agreements are recognized as other liabilities and aggregated $873,000 and $232,000 at December 31, 2005 and 2004, respectively. Gains or losses from changes in the fair value of the swap agreements are recorded, net of taxes, as components of Accumulated Other Comprehensive Income or Loss, except to the extent the interest rate swaps are not perfectly effective, as the ineffective portion is recorded to earnings immediately. Ineffectiveness was not material in 2005. There was no ineffectiveness in 2004 or 2003. The deferred gains and losses are amortized into interest expense during the period in which the related interest payments on variable rate debt are recorded as expense.

Translation of foreign currency

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from the translation of financial statements are accumulated as a separate component of comprehensive income net of related taxes.

Shareholders’ equity

During 2005, 2004 and 2003, the Company declared dividends of $5,941,000, $4,335,000 and $2,962,000, respectively, of which $1,487,000, $1,484,000 and $869,000 are accrued at December 31, 2005, 2004 and 2003, respectively.

The Company reacquired 600 shares and 12,000 shares of forfeited restricted common stock in 2005 and 2004 respectively, at a cost of $.01 per share and reduced additional paid-in capital for an amount equal to the gross unvested portion of the restricted stock award at the date of forfeiture. These reacquired shares and related cost are reflected as treasury stock in the consolidated balance sheets at December 31, 2005 and 2004.

Comprehensive income

Comprehensive income includes net income as well as accumulated other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) consists of unrealized gains and losses on interest rate swaps, minimum pension liability and foreign currency translation adjustments, which are recorded net of related taxes.

Net income per share

Share and per share data for all periods presented have been adjusted for the three-for-two stock split further discussed at Note 13.

Basic net income per share equals net income divided by the weighted average shares outstanding during the year. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. A reconciliation between basic net income per share and diluted net income per share for the years ended December 31, 2005, 2004 and 2003 is displayed in Note 14.

Income taxes

The consolidated financial statements of the Company have been prepared using the asset and liability approach in accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Fair market value disclosures

SFAS 107, Disclosures About Fair Market Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s cash and cash equivalents, accounts receivable and accounts payable are stated at cost which approximates fair value at December 31, 2005. The fair value of the Company’s debt approximated $467,444,000 at December 31, 2005. The fair value of interest rate swaps was $873,000 at December 31, 2005.

Fair market value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Stock based compensation

Stock options

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As allowed by SFAS 123, the Company follows the disclosure requirements of SFAS 123 and SFAS 148, but continues to account for its stock options using the intrinsic value-based method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). Accordingly, no compensation cost has been recognized for the stock option plans, as stock options granted under these plans have an exercise price equal to 100% of the market price of the underlying stock on the date of grant. The Company’s stock option plans are discussed in more detail in Note 15.

Restricted stock and restricted stock units

The Company grants restricted stock and restricted stock unit awards to employees and non-employee directors. Upon issuance of the restricted shares or restricted stock units, a charge equivalent to the market value of the shares on the date of grant is charged to shareholders’ equity, as unearned compensation (a contra equity account) and is amortized on a straight-line basis over the related share restriction period. The Company’s restricted stock plan is discussed in more detail in Note 16.

The following table illustrates the pro forma effect on net income and net income per share, had the Company used the Black-Scholes option pricing model to calculate the fair value of stock based employee compensation pursuant to the provisions of SFAS 123 and SFAS 148 (in thousands, except per share data):

	Year ended December 31,

	2005	2004	2003

Net income as reported	$43,472	$50,782	$26,953
Add: Compensation expense recognized in net
income, net of related tax effects	917	153	212
Deduct: Stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(945)	(344)	(569)

Pro forma net income	$43,444	$50,591	$26,596

Net income per share:
Basic – as reported	$1.47	$1.73	$1.12

Basic – pro forma	$1.47	$1.72	$1.10

Diluted – as reported	$1.46	$1.72	$1.11

Diluted – pro forma	$1.46	$1.71	$1.09

The fair values and assumptions used in the Black-Scholes option pricing model are as follows:

	Fair value	Expected life	Stock volatility	Risk-free interest rate	Dividend yield

2005 Grant	$8.24	5 Years	43.7%	4.0%	1.0%
2000 Grant	$4.21	5 Years	43.7%	6.3%	.7%
1999 Grant	$6.12	5 Years	45.1%	4.4%	.2%

Recent accounting pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, in December 2004. SFAS No. 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement will be effective for the Company as of January 1, 2006 and the Company will adopt the standard in first quarter of 2006. The Company does not expect the adoption of this statement will have a material impact on its consolidated results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs; an amendment of ARB No. 43, Chapter 4, (SFAS 151) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in the first quarter of fiscal 2006. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In May 2004, the FASB released FASB Staff Position No. FAS 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was enacted December 8, 2003. On January 21, 2005 the Centers for Medicare and Medicaid Services released the final regulations for implementing the Medicare Act. FSP 106-2 provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. The Company determined that the drug benefits under its Plan were actuarially equivalent to those offered under Medicare Part D. The recognition of the Medicare Act reduced actuarial losses and measurement date APBO by $652,000 and 2005 net periodic post retirement benefit cost by $107,000.

Reclassifications

Certain 2004 and 2003 amounts have been reclassified to conform with the 2005 presentation.

2.	Discontinued operations

As part of its continuing evaluation of its business, the Company determined that its Milcor subsidiary was not positioned to obtain a leadership position in its marketplace. The Company was approached by a market leader from Milcor’s marketplace and on January 27, 2005, the Company sold the net assets of Milcor, which included Portals Plus, for approximately $42,594,000. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations for Milcor have been classified as discontinued operations in the consolidated statements of income and cash flows for all periods presented. This reclassification has been reflected in Notes 1, 3, 4, 9, 11, 14 and 17.

During the second quarter of 2005, the Company reached an agreement with the purchaser regarding the final working capital adjustment, which resulted in a loss of $728,000 on the sale. As the Company previously disclosed, a contingent liability related to a potential tax liability due to the recognition of a built in gain for Portals Plus had been identified. During the third quarter of 2005, the Company determined that a $4.5 million unrecognized built in gain existed when the former owners of Portals Plus converted the businesses from C-Corp’s to S-Corp’s. The Company made a payment of $1,457,000 to the Internal Revenue Service on behalf of the former owners pursuant to the original purchase agreement. This amount has been reflected as a loss on the discontinued operations during the third quarter of 2005. We retained a liability related to a multi-employer pension plan to fund the terminated pensions of the union employees of Milcor. We have accrued $59,000 for the termination based on the information that is available. The administrator of the plan has engaged the plan’s actuary to measure our withdrawal liability as of January 27, 2005, which could cause us to recognize additional expense. The plan’s administrator expects to have the actuarial calculations completed during the next year. The carrying amounts of the assets and liabilities sold were as follows (in thousands):

Current assets	$14,176
Property, plant and equipment	11,861
Intangible assets	1,774
Goodwill	18,760
Current liabilities	(1,792)

Net assets	$44,779

The results of operations for Milcor for the years ended December 31, 2005, 2004 and 2003 have been classified as discontinued operations in the consolidated statements of income. Components of the income or loss from discontinued operations of Milcor are as follows (in thousands):

	December 31,

	2005	2004	2003

Net sales	$ 3,452	$38,409	$28,455
Expenses	4,661	37,338	28,405

(Loss) income from discontinued operations	$(1,209)	$ 1,071	$50

3.	Acquisitions

On April 1, 2003, the Company acquired all of the outstanding stock of Construction Metals, Inc. (Construction Metals). Construction Metals is headquartered in Ontario, California and is a manufacturer of a wide array of building and construction products that are sold to retail and wholesale customers throughout the western United States. The acquisition of Construction Metals allowed the Company to eliminate a competitor and strengthen its distribution network in the building products market. The results of operations of Construction Metals (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of Construction Metals was approximately $29,185,000, which was comprised of approximately $11,685,000 in cash, including direct acquisition costs, and $17,500,000 of unsecured subordinated debt, payable to the former owners of Construction Metals. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation. The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of approximately $830,000 (5-year weighted average useful life). The excess consideration over such fair value was recorded as goodwill and aggregated approximately $20,878,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$ 3,485
Property, plant and equipment	5,669
Intangible assets	830
Goodwill	20,878

$30,862

As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company may be required to pay additional consideration if certain net sales levels as defined in the purchase agreement are achieved during the period from acquisition up to March 31, 2006. During the second quarter of 2005 and 2004, payments of $1,332,000 and $345,000, respectively, were made as a result of the net sales achieved. These payments were recorded as additional goodwill.

On May 1, 2003, the Company acquired all of the outstanding stock of Air Vent Inc. (Air Vent). Air Vent is headquartered in Dallas, Texas and is primarily engaged in the manufacture and distribution of a complete line of ventilation products and accessories. The acquisition of Air Vent allowed the Company to eliminate a competitor and strengthen its position in the building products market. The results of operations of Air Vent (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial statements since the date of acquisition.

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

Working capital	$ 2,997
Property, plant and equipment	10,297
Intangible assets	1,400
Goodwill	103,104

$117,798

The Company and the former owner of Air Vent have made a joint election under Internal Revenue Code (IRC) Section 338(h) (10) which allows the Company to treat the stock purchase as an asset purchase for tax purposes. As a result of the 338(h) (10) election, goodwill in the amount of $103,104,000 is fully deductible for tax purposes.

On January 6, 2004, the Company acquired all of the outstanding stock of Renown Specialties Company Ltd. (Renown). Renown is headquartered in Thornhill, Ontario and is a designer, manufacturer and distributor of construction hardware products in Canada. The acquisition of Renown served to broaden the Company’s product lines and strengthen its existing position in the building products market. The results of operations of Renown (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of Renown was approximately $6,370,000 which was comprised solely of cash, including direct acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation. The identifiable intangible assets consisted of non-competition agreements with an aggregate fair market value of $35,000 (5-year weighted average useful life), trademarks/trade names with an aggregate fair market value of $100,000 (2-year weighted average useful life), and customer relationships with an aggregate fair market value of $80,000 (5-year weighted average useful life). See Note 4 for further discussion.

The excess consideration over such fair value was recorded as goodwill and aggregated approximately $3,701,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$1,504
Property, plant and equipment	950
Intangible assets	215
Goodwill	3,701

$6,370

On February 16, 2004, the Company acquired the net assets of Covert Operations, Inc. (Covert), a manufacturer of epoxies and crack injection systems for concrete and masonry. The aggregate purchase consideration of Covert was approximately $1,336,000, including direct acquisition costs. The acquisition of Covert resulted in approximately $640,000 in goodwill, which is fully deductible for tax purposes. The acquisition of Covert is not considered to be material to the Company’s consolidated results of operations.

On June 1, 2004, the Company acquired the net assets of SCM Metal Products, Inc. (SCM). SCM is headquartered in Research Triangle Park, North Carolina and manufactures, markets and distributes non-ferrous metal powder products to customers in a number of different industries, including the automotive, aerospace, electronics and consumer products industries. The results of operations of SCM (included in the Company’s Processed Metal Products segment) have been included in the Company’s consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for the acquisition of SCM was approximately $42,882,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation. The identifiable intangible assets consisted of trademarks/trade names with an aggregate value of $440,000 (indeterminable useful life), unpatented technology with a value of $900,000 (10-year weighted average useful life) and customer relationships with a value of $5,560,000 (15-year weighted average useful life). See Note 4 for further discussion. The excess consideration over such fair value was recorded as goodwill and aggregated approximately $4,238,000, which is fully deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$15,863
Property, plant and equipment	15,881
Intangible assets	6,900
Goodwill	4,238

$42,882

On August 13, 2004 the Company acquired all of the outstanding stock of Portals Plus Incorporated and its affiliated companies, Roofing Products & Systems Corporation and J.L.R. Services, Inc. (Portals Plus). Portals Plus is headquartered in Chicago, Illinois, and manufactures a diverse line of roofing products. The acquisition of Portals Plus served to strengthen the Company’s position in the roofing products markets. The results of operations of Portals Plus (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial statements since the date of acquisition.

The aggregate purchase consideration of Portals Plus was approximately $15,167,000 and was comprised solely of cash, including direct acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair values. The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation. The identifiable intangible assets consisted of customer relationships with a value of $1,830,000 (10-year weighted average useful life), and patents with a value of $21,000 (18-year weighted average useful life). The excess consideration over such fair value was recorded as goodwill and aggregated approximately $10,853,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$ 1,448
Property, plant and equipment	1,015
Intangible assets	1,851
Goodwill	10,853

$15,167

The Company and the former owner of Portals Plus have made a joint election under Internal Revenue Code (IRC) Section 338(h) (10) which allowed the Company to treat the stock purchase as an asset purchase for tax purposes. As a result of the 338(h) (10) election, goodwill in the amount of $10,853,000 is expected to be fully deductible for tax purposes.

On January 27, 2005, the Company disposed of the operations of Portals Plus as discussed Note 2.

On September 15, 2005 the Company acquired all of the outstanding stock of Curie International (Suzhou) Co., Ltd. (SCM Asia). SCM Asia is located in Suzhou, China and manufactures, markets and distributes non-ferrous metal powder products to customers in a number of different industries, including the powder metallurgy and thermal processing markets. The results of SCM Asia (included in the Company’s Processed Metal Products segment) are included in the Company’s consolidated financial results from the date of acquisition on a one month lag. The acquisition of SCM Asia is not considered significant to the Company’s consolidated results of operations.

The aggregate purchase consideration for the acquisition of SCM Asia was approximately $8,049,000 in cash, a seller note, and acquisition costs. The seller note of $1,465,000 is due on September 15, 2006, and bears no interest. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values. A final valuation is expected to be completed in the first quarter of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $4,991,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$ 681
Property, plant and equipment	2,152
Other assets	225
Goodwill	4,991

$8,049

On September 16, 2005, the Company acquired the net assets of the Gutter Helmet product line (Gutter Helmet). Gutter Helmet manufactures a protection system that is installed over existing full size gutters by professional installers nationwide. The results of Gutter Helmet (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Gutter Helmet is not considered to be significant to the Company’s consolidated results of operations.

The aggregate purchase consideration for the acquisition of Gutter Helmet was approximately $21,522,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values. The identifiable intangible assets identified during the preliminary allocation of purchase price consisted of trademarks with a value of $540,000 (10 year estimated useful life), customer relationships with a value of $400,000 (5 year estimated useful life), and unpatented technology with a value of $365,000 (20 year estimated useful life). A final valuation is expected to be completed in the first quarter of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $15,826,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$ 3,229
Property, plant and equipment	1,162
Intangible assets	1,305
Goodwill	15,826

$21,522

On October 3, 2005, the Company acquired all the outstanding shares of Alabama Metal Industries Corporation (AMICO). AMICO is headquartered in Birmingham, Alabama, and manufactures, markets and distributes a diverse line of products used in the commercial and industrial sectors of the building products market. The results of operations of AMICO (included in the Company’s Building Products segment) have been included in the Company’s consolidated results of operations from the date of acquisition.

The aggregate purchase consideration for the acquisition of AMICO was approximately $240,842,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values. The identifiable intangible assets identified during the preliminary allocation of purchase price consisted of trade name with a value of $21,000,000 (indeterminable useful life), trademarks with a value of $1,000,000 (10 year estimated useful life), customer relationships with a value of $7,000,000 (10 year estimated useful life), and unpatented technology with a value of $2,000,000 (9 year estimated useful life). A final valuation is expected to be completed in the first half of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $115,809,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$ 66,263
Property, plant and equipment	53,893
Other long term liabilities, net	(26,123)
Intangible assets	31,000
Goodwill	115,809

$240,842

On October 4, 2005, the Company acquired the assets of American Wilcon Plastics, Inc. (“American Wilcon”), a privately owned manufacturer of custom injected plastic molded products. American Wilcon, founded in 1975, currently operates a manufacturing facility in Orrick, Missouri and a distribution facility in Richmond, Missouri. The Company buys a significant portion of AmericanWilcon’s products, and it acquired American Wilcon to vertically integrate one of its suppliers, expand its manufacturing capabilities and lower its costs. The acquisition of American Wilcon is not considered to be significant to the Company’s consolidated results of operations.

The aggregate purchase consideration for the acquisition of American Wilcon was approximately $4,514,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values. A final valuation is expected to be completed in the first half of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $22,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$1,462
Property, plant and equipment	3,030
Goodwill	22

$4,514

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of AMICO had occurred as of January 1, 2004. The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2004 and are not necessarily indicative of future results of the combined companies (in thousands, except per share data):

	December 31,

	2005	2004

Net sales	$1,418,051	$1,264,609
Net income	62,466	68,945
Net income per share – Basic	2.11	2.35
Net income per share – Diluted	$2.10	$2.33

4.	Goodwill and Related Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Building products segment	Processed metal products segment	Thermal processing segment	Total

Balance at January 1, 2004	$201,706	$19,347	$46,104	$267,157
Goodwill acquired	14,081	4,270	--	18,351
Foreign currency translation	419	--	--	419

Balance as of December 31, 2004	$216,206	$23,617	$46,104	$285,927
Goodwill acquired	134,446	4,991	--	139,437
Goodwill disposed	(18,760)	--	--	(18,760)
Foreign currency translation	137	26	--	163

Balance at December 31, 2005	$332,029	$28,634	$46,104	$406,767

As described in Note 7, the Company entered into a joint venture with Duferco Farrell Corporation in 2003, in which the Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC. The Company’s investment in Gibraltar DFC Strip Steel, LLC (included in the Company’s Processed Metals Products segment) exceeded its applicable share of the fair market value of the partnership’s net assets at the date the partnership was formed and resulted in equity method goodwill of approximately $11,320,000. There was no impairment associated with this equity method goodwill in 2005 or 2004.

Intangible Assets

Intangible assets related to the Company’s acquisitions are included as part of the total other assets on the Company’s consolidated balance sheet. Intangible assets subject to amortization at December 31 are as follows (in thousands):

	2005		2004

	Gross carrying amount	Accumulated amortization	Gross Carrying amount	Accumulated amortization	Estimated Life

Trademark/patent	$ 1,660	$ (143)	$ 141	$ (54)	2 – 10 years
Unpatented technology	3,440	(225)	1,075	(63)	9 – 20 years
Customer relationships	13,040	(809)	7,470	(293)	5 – 15 years
Non-competition agreements	2,365	(885)	2,365	(549)	5 – 10 years

	$20,505	$(2,062)	$11,051	$(959)

Intangible assets with indefinite useful lives not subject to amortization consist of a trade name and a trademark valued at $21,440,000.

Intangible asset amortization expense for the years ended December 31, 2005, 2004 and 2003 aggregated approximately $1,175,000, $680,000 and $218,000, respectively.

Amortization expense related to intangible assets subject to amortization at December 31, 2005 for the next five years is estimated as follows (in thousands):

Year Ended December 31,

2006	$2,000
2007	$2,000
2008	$1,875
2009	$1,789
2010	$1,767

5.	Inventories

Inventories at December 31 consist of the following:

(in thousands)	2005	2004

Raw material	$ 90,650	$121,614
Work-in-process	32,241	27,279
Finished goods	71,762	58,322

Total inventory	$194,653	$207,215

6.	Property, Plant and Equipment

Components of property, plant and equipment at December 31 consisted of the following:

(in thousands)	2005	2004

Land and land improvements	$ 13,811	$ 12,106
Building and improvements	91,571	85,936
Machinery and equipment	361,084	310,271
Construction in progress	13,474	12,765

	479,940	421,078
Less accumulated depreciation and amortization	168,793	152,059

Property, plant and equipment, net	$311,147	$269,019

Included in machinery and equipment is $3,634,000 of equipment under capital leases at December 31, 2005 and 2004.

7.	Investments in Partnerships

The Company has a 31% partnership interest in a steel pickling joint venture with Samuel Manu-Tech, Inc. The partnership provides a steel cleaning process called pickling to steel mills and steel processors. The investment is included in the Company’s Processed Metal Products segment and is accounted for using the equity method of accounting. The Company’s investment in the partnership was approximately $2,720,000 and $3,127,000 at December 31, 2005 and 2004, respectively.

In December 2003, the Company entered into a joint venture with Duferco Farrell Corporation, in which the Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC. The joint venture was formed for the purpose of manufacturing and distributing cold-rolled strip steel products. The investment is accounted for using the equity method of accounting. The Company’s proportionate share in the net assets of the joint venture was approximately $3,431,000 and $5,084,000 at December 31, 2005 and 2004, respectively.

8.	Debt

Long-term debt at December 31 consists of the following:

(in thousands)	2005	2004

Revolving credit facility	$ 25,000	$157,636
Term loan	230,000	--
8% Senior Subordinated Notes due December 1, 2015 with
interest payable in semiannual installments at 8.25%
effective rate, recorded net of unamortized discount of $3,400	200,600	--
Senior secured notes	--	55,000
Acquisition notes payable	5,833	45,503
Private placement demand notes	--	50,000
Industrial Development Revenue Bonds	1,500	1,900
Other debt	80	--

	463,013	310,039
Less current maturities	8,364	14,692

Total long-term debt	$454,649	$295,347

The Company’s amended and restated credit agreement dated December 8, 2005 provides a revolving credit facility and a term loan. The revolving credit facility of $300,000,000 and term loan of $230,000,000 are collateralized by the Company’s accounts receivable, inventories, and personal property and equipment. The revolving credit facility is committed through December 8, 2010 and the term loan is due December 8, 2012.

The revolving credit facility carries a facility fee of between 17.5 and 65 basis points which is payable quarterly. This facility has various interest rate options, which are no greater than the bank’s prime rate (5.75% at December 31, 2005). At December 31, 2005, the Company had $25,000,000 outstanding with interest at LIBOR plus a margin equal to 5.52%. At December 31, 2004, the Company had interest rate exchange agreements (to manage interest costs and exposure to changing interest rates) outstanding which expired in 2005 and effectively converted $20,000,000 of floating rate debt to fixed rates ranging from 7.22% to 7.70%. Additional borrowings under the revolving credit facility of $130,000,000 had an interest rate of LIBOR plus a fixed rate at December 31, 2004. There were additional borrowings of $7,636,000 at the prime rate at December 31, 2004. The weighted average interest rate of these borrowings was 4.59% at December 31, 2004. $11,884,000 of standby letters of credit have been issued under the revolving credit agreement to third parties on behalf of the Company at December 31, 2005. These letters of credit reduce the amount otherwise available. $263,116,000 was available under the revolving credit facility at December 31, 2005.

The term loan carries interest at various rates, including a base rate which is the greater of the bank’s prime rate (5.75% at December 31) or the federal funds rate plus 50 basis points, or LIBOR plus 175 basis points. At December 31, 2005, the Company had interest rate swap agreements (to manage interest costs and exposure to changing interest rates) outstanding which expire in 2007 and 2010 and effectively converted $115,000,000 of floating rate debt to fixed rates ranging from 6.70% to 6.78%. Additional borrowings under the revolving credit facility of $130,000,000 had an interest rate of LIBOR plus a fixed rate at December 31, 2005. The weighted average interest rate of these borrowings was 6.51% at December 31, 2005.

On December 8, 2005 the Company issued $204,000,000 of 8% senior subordinated notes, due December 1, 2015, at a discount to yield 8.25%. Provisions of the 8% notes include, without limitation, restrictions on indebtedness liens, distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends and other restricted payments. Prior to December 1, 2008, up to 35% of the 8% notes are redeemable at the option of the Company from the proceeds of an equity offering at a premium of 108% of the face value, plus accrued and unpaid interest. After December 1, 2010 the notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the notes agreement), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The borrowings under the term loan and 8% senior subordinated notes were used to pay down the interim financing facility described below and revolving line of credit and pay financing costs.

On October 3, 2005 the Company entered into a term loan agreement with a consortium of banks pursuant to which the lenders made a senior secured term loan of $300,000,000 due October 4, 2006. This loan and the Company’s revolving credit facility were used to fund the acquisition of AMICO and satisfy the (i) the Senior Secured Note with The Prudential Insurance Company of America dated July 3, 2002, as amended; (ii) the Subordinated Note with The Prudential Insurance Company of America dated July 3, 2002, as amended; (iii) the Senior Secured Note Purchase Agreement with The Prudential Life Insurance Company of America and Pruco Life Insurance Company dated June 18, 2004, as amended; and (iv) the $42,295,000 subordinated promissory note, dated May 1, 2003, payable to CertainTeed Corporation. This term loan agreement was satisfied on December 8, 2005 as described above.

In June 2004, the Company entered into a $75,000,000 private placement of debt with The Prudential Insurance Company of America. This senior secured note bore interest at 5.75% annually and had a seven year term. The Company drew down $55,000,000 which was outstanding at December 31, 2004 and an additional $10,000,000 was drawn during 2005. This note was paid on October 3, 2005 as described above, and in addition to paying outstanding principal and interest of $65,166,000, the Company was required to provide a “make whole” payment of $3,556,000 which was expensed as interest in 2005.

The Company’s acquisition notes payable consists of debt incurred in connection with the 2003 acquisitions of Construction Metals and Air Vent. In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes payable each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes are payable to the two former owners of Construction Metals and are considered related party in nature due to the former owners’ current employment relationship with the Company. These notes are payable in equal annual principal installments of $2,917,000 per note on April 1, with the final principal payment due on April 1, 2006. These notes require quarterly interest payments at an interest rate of 5.0% per annum. Interest expense related to these notes payable aggregated approximately $364,000, $658,000 and $660,000 in 2005, 2004 and 2003, respectively. At December 31, 2005, the current portion of these notes aggregated approximately $5,833,000 and accrued interest aggregated approximately $74,000 and $147,000 at December 31, 2005 and 2004, respectively.

In connection with the acquisition of Air Vent, the Company entered into an unsecured subordinated note payable to the former owner of Air Vent, in the amount of $42,295,000. The note was payable in annual principal installments of $8,459,000 on May 1, with the final principal payment due on May 1, 2008. The note was paid on October 3, 2005 as described above. The principal and interest paid on October 3, 2005 related to this note equaled $25,920,000.

The Company’s private placement demand notes consisted of a $25,000,000 senior secured note that bore interest at 7.35% annually and a $25,000,000 senior subordinated note that bore interest at 8.98% annually. These notes were paid on October 3, 2005 as described above, and in addition to paying aggregate outstanding principal and interest of $51,021,000, the Company was required to provide “make whole” payments of $3,197,000 which were expensed as interest in 2005.

In addition, the Company has an Industrial Development Revenue Bond payable in installments through September 2018, with interest rates ranging from a fixed rate of 4.22% to a variable rate of 3.68% at December 31, 2005, which financed the cost of the expansion of its Coldwater, Michigan heat-treating facility under a capital lease agreement. The cost of the facility and equipment equals the amount of the bonds and includes accumulated amortization of $1,008,000. The agreement provides for the purchase of the facility and equipment at any time during the lease term at scheduled amounts or at the end of the lease for a nominal amount.

The aggregate maturities of long-term debt for the next five years and thereafter are as follows: 2006—$8,364,000; 2007—$2,536,000; 2008—$2,413,000; 2009—$2,400,000; 2010—$27,400,000; and $419,900,000, thereafter.

The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.

Total cash paid for interest in the years ended December 31, 2005, 2004 and 2003 was $26,190,000, $14,620,000 and $12,632,000, respectively.

9.	Employee Retirement Plans

The Company has an unfunded supplemental pension plan which provides defined pension benefits to certain salaried employees upon retirement. Benefits under the plan are based on the salaries of individual plan participants in the year they were admitted into the plan. The Company is accruing for these benefit payments based upon an independent actuarial calculation. The following table presents the changes in the plan’s projected benefit obligation, fair value of plan assets and funded status for the years ended December 31:

(in thousands)	2005	2004	2003

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 2,154	$ 1,791	$ 1,652
Service cost	176	171	156
Interest cost	123	107	107
Actuarial (gain) loss	(155)	110	(106)
Benefits paid	(45)	(25)	(18)

Projected benefit obligation at end of year	2,253	2,154	1,791

Fair value of plan assets	--	--	--

Funded status:	(2,253)	(2,154)	(1,791)
Unrecognized loss	51	206	96

Net amount recognized	$ 2,202	$(1,948)	$(1,695)

Amounts recognized in the consolidated financial
statements consist of:
Accrued pension liability	$(2,253)	$(2,154)	$(1,791)
Accumulated other comprehensive loss-additional minimum
pension liability (pre-tax)	51	206	96

Net amount recognized	$(2,202)	$(1,948)	$(1,695)

The plan’s accumulated benefit obligation was $2,253,000, $2,154,000 and $1,791,000 at December 31, 2005, 2004 and 2003, respectively.

The measurement date used to determine pension benefit measures is December 31.

Components of net periodic pension cost for the years ended December 31 are as follows:

(in thousands)	2005	2004	2003

Service cost	$176	$171	$156
Interest cost	123	107	107
Loss amortization	--	--	4

Net periodic pension cost	$299	$278	$267

Weighted average assumptions:
Discount rate	5.50%	5.75%	6.00%

Employer contributions to the plan for 2006 are expected to be $44,500.

Expected benefit payments from the plan are as follows (in thousands):

Year Ended December 31,

2006	$ 45
2007	$ 44
2008	$ 53
2009	$ 128
2010	$ 196
Years 2011-2015	$1,604

Certain subsidiaries participate in the Company’s 401(k) Plan. In addition, certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

Total expense for all retirement plans was $2,983,000, $3,044,000 and $2,676,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

10.	Other Postretirement Benefits

Certain subsidiaries of the Company provide health and life insurance to substantially all of their employees and to a number of retirees and their spouses.

The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31:

(in thousands)	2005	2004	2003

Benefit obligation at beginning of year	$ 4,046	$ 3,404	$ 2,974
Service cost	104	92	99
Interest cost	223	214	191
Amendments	--	(57)	--
Actuarial loss	67	465	227
Benefits paid	(163)	(72)	(87)

Benefit obligation at end of year	4,277	4,046	3,404

Fair value of plan assets	--	--	--

Under funded status	(4,277)	(4,046)	(3,404)
Unrecognized prior service costs	(121)	(142)	(106)
Unrecognized loss	1,677	1,721	1,362

Accumulated postretirement benefit obligation	$(2,721)	$(2,467)	$(2,148)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 are as follows:

(in thousands)	2005	2004	2003

Service cost	$ 104	$ 92	$ 99
Interest cost	223	214	191
Amortization of unrecognized prior service cost	(21)	(21)	(14)
Loss amortization	110	107	90

Net periodic post retirement benefit cost	$ 416	$ 392	$ 366

Weighted average assumptions:
Discount rate	5.50%	5.75%	6.00%

For measurement purposes, a 9.5%, 7.5% and 11% annual rate of increase in the per capita cost of medical costs before age 65, medical costs after age 65 and drug costs, respectively, were assumed for 2006, gradually decreasing to 5.0% in 2012, 2011, and 2012, respectively. The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated postretirement benefit obligation at December 31, 2005, by approximately $702,000 and $606,000, respectively and increase or decrease the annual service and interest costs by approximately $59,000 and $50,000, respectively.

The measurement date used to determine postretirement benefit obligation measures is December 31.

The Company expects to make contributions of $133,000 to the plan in 2006.

Expected benefit payments from the plan are as follows (in thousands):

Year ended December 31,

2006	$ 133
2007	$ 142
2008	$ 159
2009	$ 177
2010	$ 197
Years 2011 – 2015	$1,321

The Company will continue to provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D and believes that it will receive a federal drug subsidy. In accordance with FASB Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)” the recognition of the Act reduced actuarial losses and measurement date APBO by $652,000 and 2005 net periodic post retirement benefit cost by $107,000.

11.	Income Taxes

The provision for income taxes for the years ending December 31 consisted of the following:

(in thousands)	2005	2004	2003

Income tax expense from continuing operations
Current:
U.S. federal	$ 25,321	$22,073	$9,892
State and foreign	4,497	3,441	1,715

Total current	29,818	25,514	11,607

Deferred:
U.S. federal	(1,030)	5,202	5,296
State and foreign	(943)	1,052	659

Total deferred	(1,973)	6,254	5,955

Subtotal	27,845	31,768	17,562
Income tax (benefit) expense from discontinued operations:
U.S. federal	(1,002)	640	43
State	230	59	(8)

Subtotal	(772)	699	35

Provision for income taxes	$ 27,073	$32,467	$ 17,597

The provision for income taxes differs from the federal statutory rate of 35% due to the following:

(in thousands)	2005	2004	2003

Statutory rate	$24,691	$29,137	$15,593
State income taxes, less federal effect	2,687	2,865	1,538
Other	(305)	465	466

	$27,073	$32,467	$17,597

Deferred tax liabilities (assets) at December 31, consist of the following:

(in thousands)	2005	2004

Depreciation	$ 60,741	$52,669
Goodwill	24,243	18,284
Intangible assets	12,200	--
Other	6,492	1,381

Gross deferred tax liabilities	103,676	72,334

State taxes	3,264	2,491
Other	15,180	7,916

Gross deferred tax assets	18,804	10,407

Net deferred tax liabilities	$ 84,872	$61,927

Net current deferred tax assets of $8,180,000 and $4,558,000 are included in other current assets in the consolidated balance sheet at December 31, 2005 and 2004, respectively.

Cash paid for income taxes, net of tax refunds, in the years ended December 31, 2005, 2004 and 2003 was $31,941,000, $17,584,000 and $12,823,000, respectively.

Provision has not been made for U.S. taxes on $1,775,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

The Company has a subsidiary in China that will be eligible for a tax holiday for five years beginning with the first year the taxable income exceeds the net operating loss carryforwards. The tax benefit varies during the five-year holiday once it begins.

At December 31, 2005, the Company has net operating loss carryforwards of $2,718,000, the majority of which expire at various dates from 2010 through 2015.

12.	Common Stock

In December 2003, the Company completed an offering of 4,500,000 shares of common stock at a price of $16.50 per share. Net proceeds to the Company aggregated approximately $70,000,000. In connection with this common stock offering, the Company granted the underwriters an option to purchase additional shares of common stock to cover over-allotments. In January 2004, the underwriters exercised this option and purchased an additional 321,938 shares of the Company’s common stock at a price of $16.50 per share. Net proceeds to the Company associated with the purchase of these additional shares aggregated approximately $5,000,000, and was used to reduce outstanding debt.

13.	Stock Split

On October 5, 2004, the Company’s Board of Directors authorized a 3 for 2 stock split in the form of a stock dividend that was distributed on October 29, 2004 to shareholders of record on October 15, 2004. The remittance of $1,000 in lieu of fractional shares has been reflected as a cash dividend and charged to retained earnings during fiscal 2004. All share and per share data in these consolidated financial statements and footnotes have been retroactively restated as if the stock split had occurred as of the earliest period presented.

14.	Net Income per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the stock option and restricted stock plans described in Notes 15 and 16. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and diluted earnings per share as of December 31:

	2005	2004	2003

Numerator:
Income from continuing operations	$ 44,681,000	$49,711,000	$26,903,000
(Loss) income from discontinued operations	(1,209,000)	1,071,000	50,000

Income available to common stockholders	$ 43,472,000	$50,782,000	$26,953,000

Denominator:
Denominator for basic income per share:
Weighted average shares outstanding	29,608,418	29,362,122	24,142,595

Denominator for diluted income per share:
Weighted average shares outstanding	29,608,418	29,362,122	24,142,595
Common stock options and restricted stock	201,724	233,472	244,638

Weighted average shares and conversions	29,810,142	29,595,594	24,387,233

15.	Stock Option Plans

On May 19, 2005, the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) was approved by the Company’s stockholders. The 2005 Equity Incentive Plan is an incentive compensation plan that allows the Company to grant equity-based incentive compensation awards to eligible participants to provide them an additional incentive to promote the business of the Company, to increase their proprietary interest in the success of the Company and to encourage them to remain in the Company’s employ. Awards under the plan may be in the form of options, restricted shares, restricted units, performance shares, performance units and rights. The 2005 Equity Incentive Plan provides for the issuance of up to 2,250,000 shares of common stock. Of the total number of shares of common stock issuable under the plan, the aggregate number of shares that may be issued in connection with grants of restricted stock or restricted units cannot exceed 1,350,000 shares, and the aggregate number of shares which may be issued in connection with grants of incentive stock options and rights cannot exceed 900,000 shares. Vesting terms and award life are governed by the award document. During 2005, the Company issued 20,000 restricted shares and 283,036 restricted stock units, and granted 75,508 non-qualified stock options. At December 31, 2005, 1,871,456 shares were available for issuance under this plan. Of this amount, 1,066,964 are available for restricted units and 900,000 are available for incentive stock options. The Company recognized compensation expense in connection with the lapse of restrictions or restricted shares and restricted units issued under the 2005 Equity Incentive Plan the amount of $1,305,000 in 2005.

In 1993, the Company adopted an incentive stock option plan, whereby the Company may grant incentive stock options to officers and other key employees. Under this plan, 2,437,500 shares of common stock were reserved for the granting of stock options at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under this plan vest ratably over a four-year period from the grant date and expire ten years after the date of grant. In September 2003, this plan expired. The expiration of this plan did not modify, amend or otherwise affect the terms of any outstanding options on the date of the plan’s expiration.

In 2003, the Company’s Board of Directors approved the adoption of a new incentive stock option plan, whereby the Company may grant incentive stock options to officers and other key employees. This plan was approved by the shareholders in 2004. Under this plan, 2,250,000 shares of common stock were reserved for the granting of stock options. These options are granted at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under this plan vest ratably over a four-year period from the grant date and expire ten years after the date of grant. As of December 31, 2005, 2,250,000 shares remain available for issuance under this plan, however under the terms of the 2005 Equity Incentive Plan the Company is no longer permitted to issue grants under this plan, and the Company is in the process of terminating this plan.

The Company has a non-qualified stock option plan, whereby the Company may grant non-qualified stock options to officers, employees, non-employee directors and advisers. Under the non-qualified stock option plan, 600,000 shares of common stock were reserved for the granting of options. Options are granted under this plan at an exercise price not less than the fair market value of the shares at the date of grant. These options vest ratably over a four-year period from the grant date and expire ten years after the date of grant. At December 31, 2005, 273,750 shares remain available for issuance under the non-qualified stock option plan.

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2005:

Range of Exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price

$9.38 – $11.17	170,927	3.3 years	$10.00	170,927	$10.00
$14.50 – $15.00	141,975	1.9 years	$14.76	141,975	$14.76
$20.52 – $21.33	70,524	9.7 years	$20.53	--	--

	383,426	4.0 years	$13.70	312,902	$12.16

The following table summarizes information about stock option transactions:

	Options outstanding	Weighted average exercise price	Options exercisable	Weighted average exercise price

Balance at January 1, 2003	1,360,812	$10.62	1,190,412	$10.80
Granted	--	--
Exercised	(415,605)	8.57
Forfeited	(87,473)	13.61

Balance at December 31, 2003	857,734	$11.31	784,254	$11.49
Granted	--	--
Exercised	(432,124)	10.52
Forfeited	(28,595)	12.91

Balance at December 31, 2004	397,015	$12.06	397,015	$12.06
Granted	75,508	20.54
Exercised	(69,206)	11.81
Forfeited	(19,891)	13.43

Balance at December 31, 2005	383,426	$13.70	312,902	$12.16

At December 31, 2005, all exercisable options had an exercise price below the $22.94 per share market price of the Company’s common stock. At December 31, 2004 all exercisable options had an exercise price below the $23.62 per share market price of the Company’s common stock. At December 31, 2003 all exercisable options had an exercise price below the $16.78 per share market price of the Company’s common stock.

Tax benefits of $281,000, $1,249,000 and $949,000 realized in the years ended December 31, 2005, 2004 and 2003, respectively, associated with the exercise of certain stock options have been credited to additional paid-in-capital.

16.	Restricted Stock Plan

The Company has a restricted stock plan and has reserved for issuance 375,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. Shares of restricted stock issued under this plan vest on a straight-line basis over a period of 5 to 10 years. The Company recognized compensation expense associated with the lapse of restrictions on restricted shares issued under this plan in the amounts of $199,000, $153,000 and $212,000 during 2005, 2004 and 2003, respectively. No shares were issued under this Plan in 2005, 2004 or 2003. At December 31, 2005, 202,500 shares remain available for issuance under the restricted stock plan, however, under the terms of the 2005 Equity Incentive Plan the Company is no longer permitted to issue shares under this plan, and the Company is in the process of terminating this plan.

17.	Segment Information

The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)	Building products, which primarily includes the processing of sheet steel to produce a wide variety of building and construction products.

(ii)	Processed metal products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel and other metals through the application of several different processes to produce high-quality, value-added coiled steel and other metal products to be further processed by customers.

(iii)	Thermal processing, which includes a wide range of metallurgical heat-treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31, 2004, 2003 and 2002:

(in thousands)	2005	2004	2003

Net sales
Building products	$ 615,386	$ 477,316	$ 371,957
Processed metal products	454,822	395,287	268,512
Thermal processing	108,028	103,652	89,337

	$ 1,178,236	$ 976,255	$ 729,806

Income from operations
Building products	$ 81,324	$ 59,068	$ 38,901
Processed metal products	30,740	43,573	25,214
Thermal processing	13,398	13,731	9,387
Corporate	(27,760)	(26,824)	(16,626)

	$ 97,702	$ 89,548	$ 56,876

Depreciation and amortization
Building products	$ 11,071	$ 9,364	$ 8,144
Processed metal products	7,318	6,354	5,590
Thermal processing	7,973	7,139	6,665
Corporate	2,245	1,341	1,384

	$ 28,607	$ 24,198	$ 21,783

Total assets
Building products	$ 730,846	$ 444,677	$ 371,812
Processed metal products	239,034	267,297	161,334
Thermal processing	147,158	149,454	142,575
Corporate	87,974	96,273	102,022

	$ 1,205,012	$ 957,701	$ 777,743

Capital expenditures
Building products	$ 10,071	$ 10,363	$ 6,472
Processed metal products	4,895	5,350	5,909
Thermal processing	4,571	3,947	6,030
Corporate	2,585	4,670	3,639

	$ 22,122	$ 24,330	$ 22,050

18.	Accrued Expenses

Accrued expenses at December 31 consist of the following:

	2005	2004

Compensation	$19,189	$15,545
Insurance	12,179	8,812
Customer rebates	9,959	7,903
Other	21,680	19,625

	$63,007	$51,885

19.	Commitments and Contingencies

The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2005, 2004 and 2003 aggregated $10,914,000, $9,087,000 and $6,358,000, respectively. Future minimum lease payments under these noncancelable operating leases at December 31, 2005 are as follows: 2006—$13,489,000; 2007—$11,405,000; 2008—$9,257,000; 2009—$7,343,000; 2010 $5,501,000; and $12,367,000 thereafter.

The Company entered into certain operating lease agreements, related to acquired operating locations and facilities, with the former owners of Construction Metals. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $1,418,000 and $1,304,000 in 2005 and 2004, respectively.

The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operations.

Two members of our Board of Directors are partners in law firms that provide legal services to the Company. During 2005, we incurred $2,114,000 for legal services from these firms. Of the amount incurred, $1,024,000 was expensed, $1,090,000 was capitalized as acquisition costs and deferred debt issuance costs.

The Company offers various product warranties to its customers concerning the quality of its products and services. Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a related warranty accrual at December 31, 2005 and 2004 is not required.

20.	Accumulated Other Comprehensive Income (loss)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign currency translation adjustment	Minimum pension liability adjustment	Unrealized gain (loss) on interest rate swaps	Accumulated other comprehensive income

Balance at January 1, 2005	$1,935	$(125)	$(142)	$1,668
Current period change	500	95	(396)	199

Balance at December 31, 2005	$2,435	$ (30)	$(538)	$1,867

Gibraltar Industries Inc.
Quarterly unaudited financial data
(in thousands, except per share data)

2005 Quarter ended	March 31	June 30	Sept. 30	Dec. 31(1)	Total

Net sales	$273,581	$ 288,388	$ 282,139	$334,128	$ 1,178,236
Gross profit	50,132	56,466	54,006	57,877	218,481
Income from operations	20,896	29,278	25,077	22,451	97,702
Income from continuing operations	10,622	15,915	12,748	5,396	44,681
Income (loss) from discontinued operations	124	(444)	(889)	--	(1,209)
Net Income	10,746	15,471	11,859	5,396	43,472

Income per share from continuing operations:
Basic	$ .36	$ .54	$ .43	$ .18	$ 1.51
Diluted	$ .36	$ .53	$ .43	$ .18	$ 1.50
Income (loss) per share from discontinued
operations:
Basic	$ .00	$ (.01)	$ (.03)	$ .00	$ (.04)
Diluted	$ .00	$ (.01)	$ (.03)	$ .00	$ (.04)

2004 Quarter ended	March 31	June 30	Sept. 30	Dec. 31	Total

Net sales	$204,607	$ 249,092	$ 267,346	$255,210	$ 976,255
Gross profit	41,413	56,790	59,406	43,676	201,285
Income from operations	17,814	27,071	27,801	16,862	89,548
Income from continuing operations	9,259	15,294	15,773	9,385	49,711
Income from discontinued operations	86	150	447	388	1,071
Net Income	9,345	15,444	16,220	9,773	50,782

Income per share from continuing operations:
Basic	$ .32	$ .52	$ .53	$ .32	$ 1.69
Diluted	$ .32	$ .51	$ .53	$ .32	$ 1.68
Income per share from discontinued operations:
Basic	$ .00	$ .01	$ .02	$ .01	$ .04
Diluted	$ .00	$ .01	$ .02	$ .01	$ .04

(1)	Net sales increased $78.9 million to $334.1 million in the fourth quarter of 2005, from $255.2 million in the fourth quarter of 2004. The increase is primarily the result of the acquisition of AMICO which resulted in an additional $77.8 million in net sales. Income from continuing operations declined $4.0 million from $9.4 million in the fourth quarter of 2004 to $5.4 million in the same period in 2005. The decline was primarily the result of $6.8 million in pre-payment penalties incurred in connection with the refinancing of our debt during the fourth quarter of 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company filed an 8-K/A dated June 6, 2005 reporting a change in its certifying accountant to Ernst & Young LLP from PricewaterhouseCoopers LLP.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report.  The Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer, and Executive Vice President, Chief Financial Officer and Treasurer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer and Executive Vice President, Chief Financial Officer and Treasurer, have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Gibraltar’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Gibraltar’s chief executive officer, chief operating officer and chief financial officer, Gibraltar conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on Gibraltar’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

The Company completed two acquisitions during 2005 that were excluded from the Company’s Management’s Annual Report on Internal Controls Over Financial Reporting as of December 31, 2005. On September 15, 2005, the Company acquired Curie International (Suzhou) Co., Ltd. And on October 3, 2005, the Company acquired Alabama Metal Industries Corporation, which are included in the Company’s consolidated financial statements and collectively constituted $306.2 million and $255.4 million at total and net assets, respectively, as of December 31, 2005 and $79.7 million and $7.1 million of revenue and net income, respectively, for the year then ended.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

Gibraltar Industries, Inc.
Buffalo, New York
March 10, 2006

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Gibraltar Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gibraltar Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alabama Metal Industries Corporation acquired on October 3, 2005 and Curie International (Suzhou) Co., Ltd. acquired on September 15, 2005, which are included in the 2005 consolidated financial statements of Gibraltar Industries, Inc. and in the aggregate constituted (in 000’s) $306,232 and $255,408 of total and net assets, respectively, as of December 31, 2005 and $79,744 and $7,114 of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Gibraltar Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Alabama Metal Industries Corporation acquired on October 3, 2005 and Curie International (Suzhou) Co., Ltd. acquired on September 15, 2005.

In our opinion, management’s assessment that Gibraltar Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gibraltar Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gibraltar Industries, Inc. as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended of Gibraltar Industries, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 10, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2005 fiscal year.

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chairman of the Board, President, Chief Financial Officer and other senior financial officers and executives of the Company. A complete text of this Code of Ethics has been filed as Exhibit 14 to our Annual Report on Form 10-K filed on March 11, 2005.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2005 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2005 fiscal year.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2005 fiscal year.

Item 14.	Principal Accountant’s Fees and Services

Information regarding principal accountant’s fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2005 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules	Page Number

(a)	(1)	Financial Statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	37

Report of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets as of December 31, 2005 and 2004	39

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	40

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	41

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	42

Notes to Consolidated Financial Statements	43

(2)	Supplementary Data

Quarterly Unaudited Financial Data	67

Financial Statement Schedules

Schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

The index of exhibits to this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 75.

(b)	Other Information:

Not applicable

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

/s/ Brian J. Lipke	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 16, 2006

Brian J. Lipke

/s/ Henning Kornbrekke	President and Chief Operating Officer	March 16, 2006

Henning Kornbrekke

/s/ David W. Kay	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 16, 2006

David W. Kay

/s/ Gerald S. Lippes	Director	March 16, 2006

Gerald S. Lippes

/s/ Arthur A. Russ, Jr.	Director	March 16, 2006

Arthur A. Russ, Jr.

/s/ David N. Campbell	Director	March 16, 2006

David N. Campbell

/s/ William P. Montague	Director	March 16, 2006

William P. Montague

/s/ William J. Colombo	Director	March 16, 2006

William J. Colombo

/s/ Robert E. Sadler, Jr.	Director	March 16, 2006

Robert E. Sadler, Jr.

Exhibit Index

Exhibit Number	Exhibit	Sequentially Numbered Page

3.1	Certificate of Incorporation of registrant (incorporated by reference to the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304)) as amended by the amendment to the Certificate of Incorporation filed on Form 8-K on October 29, 2004.

3.2	Amended and Restated By-Laws of the Registrant effective August 11, 1998 (incorporated by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

4.1	Specimen Common Share Certificate (incorporated by reference number to the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

4.2	Indenture dated as of December 8, 2005, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).

10.1	Partnership Agreement of Samuel Pickling Management Company dated June 1, 1988 between Cleveland Pickling, Inc. and Samuel Manu-Tech, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.2	Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co. and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.3	Lease dated September 1, 1990 between Erie County Industrial Development Agency and Integrated Technologies International, Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.4	Lease dated June 4, 1993 between Buffalo Crushed Stone, Inc. and Gibraltar Steel Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.5*	Employment Agreement dated as of July 9, 1998 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.6	Gibraltar Steel Corporation Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.7	Agreement dated December 22, 2000 for Adoption by Gibraltar Steel Corporation of New York of the Dreyfus Nonstandardized Prototype Profit Sharing Plan and Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.8*	Gibraltar Industries, Inc. Incentive Stock Option Plan, Fifth Amendment and Restatement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.9*	Gibraltar Industries, Inc. Restricted Stock Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.10*	Gibraltar Industries, Inc. Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-03979))

10.11*	Gibraltar Industries, Inc. Profit Sharing Plan dated August 1, 1984, as Amended April 14, 1986 and May 1, 1987 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.12*	Form of Stay Bonus Agreement dated October 1, 2000 between registrant and certain named executives (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.13	Fourth Amended and Restated Credit Agreement among Gibraltar Steel Corporation, Gibraltar Steel Corporation of New York, JPMorgan Chase Bank, as Administrative Agent, and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.14	First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.15*	Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004, filed herewith

10.16*	First Amendment, dated January 20, 1995, to Gibraltar Steel Corporation 401(k) Plan (Incorporated by reference to Exhibit 10.28 to the Company’s Annual report on Form 10-K for the year ended December 31, 1994)

10.17*	The 2003 Gibraltar Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (333-110313))

10.18	Subordinated promissory note between Gibraltar Steel Corporation and CertainTeed Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.19	Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York and KeyBank National Association and the other lenders named therein, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 7, 2005)

10.20*	Change in Control Agreement between the Company and Brian J. Lipke (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2005)

10.21*	Change in Control Agreement between the Company and Henning Kornbrekke (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed April 13, 2005)

10.22*	Change in Control Agreement between the Company and David W. Kay (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed April 13, 2005)

10.23*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.24*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Units (Long Term Incentive) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.25*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Non-Qualified Option (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.26*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.27	Agreement and Plan of Merger among Alabama Metal Industries Corporation, Gibraltar Industries, Inc., Expansion Co., Inc. and the security holders named on the schedules thereto dated as of September 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 15, 2005)

10.28	Amendment No. 1 to Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York and KeyBank National Association and the other lenders named therein, dated as of September 9, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 15, 2005)

10.29	Term Loan Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, KeyBank National Association and the lenders named therein, dated as of October 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 7, 2005)

10.30	Amended and Restated Credit Agreement, dated as of December 8, 2005, among the Company, Gibraltar Steel Corporation of New York, as co-borrower, the lenders parties thereto, KeyBank National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Harris Trust and Savings Bank, as co-documentation agent, HSBC Bank USA, National Association, as co-documentation agent, and Manufacturers and Traders Trust Company, as co-documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2005)

10.31	Registration Rights Agreement, dated as of December 8, 2005, among the Company, the Guarantors and J.P. Morgan Securities Inc., McDonald Investments Inc. and Harris Nesbitt Corp., as initial purchasers of the Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2005)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Accounting Firm

31.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Document is a management contract or compensatory plan or agreement