Form 10-Q
period 2006-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2006-05-10
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes     X        No ______

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____    Accelerated filer     X        Non-accelerated filer _____

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ____    No     X

As of May 2, 2006, the number of common shares outstanding was: 29,783,623.

GIBRALTAR INDUSTRIES, INC.

INDEX

		PAGE NUMBER

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Income For the Three Months Ended March 31, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6-27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	35-37

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$ 9,317	$ 28,529
Accounts receivable	212,038	178,775
Inventories	210,745	194,653
Other current assets	22,111	22,047

Total current assets	454,211	424,004

Property, plant and equipment, net	309,657	311,147
Goodwill	406,810	406,767
Investments in partnerships	5,833	6,151
Other assets	55,787	56,943

	$1,232,298	$ 1,205,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 101,289	$ 85,877
Accrued expenses	66,803	63,007
Current maturities of long-term debt	2,534	2,531
Current maturities of related party debt	5,833	5,833

Total current liabilities	176,459	157,248

Long-term debt	446,378	454,649
Deferred income taxes	93,625	93,052
Other non-current liabilities	6,830	6,038
Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 10,000,000	--	--
shares; none outstanding
Common stock, $.01 par value; authorized 50,000,000 shares;	298	298
issued 29,783,623 and 29,734,986 shares in 2006 and 2005,
respectively
Additional paid-in capital	212,961	216,897
Retained earnings	293,026	280,116
Unearned compensation	--	(5,153)
Accumulated other comprehensive loss	2,721	1,867

	509,006	494,025
Less: cost of 41,100 common shares held in treasury in
2006 and 2005	--	--

Total shareholders' equity	509,006	494,025

	$1,232,298	$ 1,205,012

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005

Net sales	$ 360,355	$ 273,581
Cost of sales	288,832	223,449

Gross profit	71,523	50,132
Selling, general and administrative expense	40,561	29,236

Income from operations	30,962	20,896
Other (income) expense:
Equity in partnerships’ income and other income	(686)	(444)
Interest expense	8,047	3,928

Total other expense	7,361	3,484

Income before taxes	23,601	17,412
Provision for income taxes	9,204	6,790

Income from continuing operations	14,397	10,622
Discontinued operations:
Income from discontinued operations before taxes	--	204
Income tax expense	--	80

Income from discontinued operations	--	124
Net income	$ 14,397	$ 10,746

Net income per share – Basic:
Income from continuing operations	$ .49	$ .36
Income from discontinued operations	.00	.00

Net Income	$ .49	$ .36

Weighted average shares outstanding – Basic	29,652	29,571

Net income per share – Diluted:
Income from continuing operations	$ .48	$ .36
Income from discontinued operations	.00	.00

Net Income	$ .48	$ .36

Weighted average shares outstanding – Diluted	29,944	29,775

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities
Net income	$ 14,397	$ 10,746
Income from discontinued operations	--	124

Income from continuing operations	14,397	10,622
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	8,874	6,473
Provision for deferred income taxes	--	(1,691)
Equity in partnerships' (loss) income	131	(444)
Distributions from partnerships	188	343
Stock compensation expense	706	51
Other noncash adjustments	(9)	--
Increase (decrease) in cash resulting from changes
in (net of acquisitions):
Accounts receivable	(33,273)	(32,835)
Inventories	(16,101)	(29,244)
Other current assets and other assets	629	(122)
Accounts payable	15,424	602
Accrued expenses and other non-current liabilities	5,464	(1,822)

Net cash used in continuing operations	(3,570)	(48,067)
Net cash provided by discontinued operations	--	194

Net cash used in operating activities	(3,570)	(47,873)

Cash flows from investing activities
Purchases of property, plant and equipment	(6,377)	(6,075)
Net proceeds from sale of property and equipment	36	255
Net proceeds from sale of business	--	43,322

Net cash (used in) provided by investing activities for continuing operations	(6,341)	37,502
Net cash (used in) investing activities for discontinued operations	--	(349)

Net cash (used in) provided by investing activities	(6,341)	37,153

Cash flows from financing activities
Long-term debt reduction	(8,320)	--
Proceeds from long-term debt	--	7,683
Payment of deferred financing costs	(161)	--
Net proceeds from issuance of common stock	552	473
Payment of dividends	(1,487)	(1,485)
Tax benefit from stock options	115	--

Net cash (used in) provided by financing activities	(9,301)	6,671

Net decrease in cash and cash equivalents	(19,212)	(4,049)
Cash and cash equivalents at beginning of year	28,529	10,892

Cash and cash equivalents at end of period	$ 9,317	$ 6,843

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 2006 and 2005 have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 have been included.

Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2005, as filed on Form 10-K.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	EQUITY-BASED COMPENSATION

During the first quarter of 2006, the Company adopted SFAS 123(R) Share-Based Payment, applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of stock options, to be recognized in the statement of income based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses the straight-line method of attributing the value of stock-based compensation expense based on vesting.

Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period. Vesting requirements vary for directors and executives and key employees.

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

The Management Stock Purchase Plan (MSPP) was approved by the shareholders in conjunction with the adoption of the 2005 Equity Incentive Plan. The MSPP provides participants the ability to defer up to 50% of their annual bonus under the Management Incentive Compensation Plan. The deferral is converted to restricted stock units and credited to an account along with a match equal to the deferral amount. The account is converted to cash at the current value of the Company’s stock and payable to the participants upon their termination from employment with the Company. The matching portion is payable only if the participant has reached their sixtieth birthday. If a participant terminates prior to age 60, the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current 10 year U. S. Treasury note. The account is then paid out in five equal annual cash installments.

During the three months ended March 31, 2006, the Company issued 164,125 restricted stock units, and granted 18,625 non-qualified stock options. At March 31, 2006, 1,782,733 shares were available for issuance under this plan. Of this amount, 902,899 are available for restricted units and 900,000 are available for incentive stock options. The Company recognized compensation expense in connection with the vesting of stock options and the lapse of restrictions on restricted shares and restricted units issued under the 2005 Equity Incentive Plan the amount of $1,361,000 in the three months ended march 31, 2006.

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

In 2003, the Company’s Board of Directors approved the adoption of a new incentive stock option plan, whereby the Company may grant incentive stock options to officers and other key employees. This plan was approved by the shareholders in 2004. Under this plan, 2,250,000 shares of common stock were reserved for the granting of stock options. These options are granted at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under this plan vest ratably over a four-year period from the grant date and expire ten years after the date of grant. As of March 31, 2006, 2,250,000 shares remain available for issuance under this plan, however under the terms of the 2005 Equity Incentive Plan the Company is no longer permitted to issue grants under this plan, and the Company is in the process of terminating this plan.

The Company has a non-qualified stock option plan, whereby the Company may grant non-qualified stock options to officers, employees, non-employee directors and advisers. Under the non-qualified stock option plan, 600,000 shares of common stock were reserved for the granting of options. Options are granted under this plan at an exercise price not less than the fair market value of the shares at the date of grant. These options vest ratably over a four-year period from the grant date and expire ten years after the date of grant. At March 31, 2006, 273,750 shares remain available for issuance under the non-qualified stock option plan.

The Company has a restricted stock plan and has reserved for issuance 375,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. Shares of restricted stock issued under this plan vest on a straight-line basis over a period of 5 to 10 years. No shares were issued under this Plan in 2006 or 2005. At March 31, 2006, 202,500 shares remain available for issuance under the restricted stock plan, however, under the terms of the 2005 Equity Incentive Plan the Company is no longer permitted to issue shares under this plan, and the Company is in the process of terminating this plan. The Company recognized compensation expense of $50,000 and $50,000, respectively in connection with the lapse of restrictions on restricted stock in the three months ended, March 31, 2006 and 2005, respectively.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighed average fair value of the options was $10.43 for options granted during the three months ended March 31, 2006. No options were issued during the three months ended March 31, 2005. The following table provides the assumptions used to value stock options during the three months ended March 31, 2006:

	Fair value	Expected life		Stock Volatility	Risk-free interest rate	Dividend yield

2006 Grant	$10.43	6.25	Years	41.1%	4.3%	0.8%

The fair value of restricted stock units granted was based on the grant date market price. During the three months ended March 31, 2006, 94,027 restricted stock units were granted with a weighted average grant date fair value of $25.52 per share. These awards vest ratably over three to four years.

The fair value of restricted stock units held in the MSPP equals the market value of our common stock on the last day of the period. During the three moths ended March 31, 2006, 70,098 restricted stock units were credited to participant accounts. At March 31, 2006, the market value of our common stock was $29.46 per share.

The table below reflects income from continuing operations and income per share from continuing operations for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 as follows:

	Three Months Ended March 31,
	2006	2005

Income from continuing operations, as reported for the prior period(1)	N/A	$10,622
Equity-based compensation expense, net of tax included in income as reported in prior period(2)	N/A	(39)
Equity-based compensation expense, net of tax(3)	$ 860	$ 39

Income including the effect of equity-based compensation expense(4)	$14,397	$10,622

Income from continuing operations per share:
Basic – as reported for the prior period(1)	N/A	$ .36

Basic – including the effect of equity-based compensation expense(4)	$ .49	$ .36

Diluted – as reported for the prior period(1)	N/A	$ .36

Diluted – including the effect of equity-based compensation expense(4)	$ .48	$ .36

(1)	Income from continuing operations and income from continuing operations per share prior to 2006 did not include equity-based compensation expense for stock options.

(2)	Income from continuing operations and income from continuing operations per share prior to 2006 included equity-based compensation expense for restricted shares and restricted share units.

(3)	Equity-based compensation expense prior to 2006 is calculated based upon the pro forma application of SFAS No. 123.

(4)	Income from continuing operations and income from continuing operations per share prior to 2006 represents pro forma information based on SFAS No.123.

The following table summarizes the ranges of outstanding and exercisable options at March 31, 2006:

Range of Exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price

$ 9.38 – $11.17	132,590	3.4	$ 9.86	132,590	$ 9.86
$14.50 – $15.00	131,675	1.7	$14.78	131,675	$14.78
$20.52 – $23.78	89,149	9.5	$21.21	--	--

The following table summarizes information about stock option transactions:

	Options	Weighted average exercise price	Weighted average remaining life	Aggregate intrinsic value

Balance at January 1, 2006	383,426	$ 13.70
Granted	18,625	23.78
Exercised	(48,637)	11.34
Forfeited	--	--

Balance at March 31, 2006	353,414	$ 14.56	4.3	$5,266,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the $29.46 per share market price of the Company’s common stock as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of exercisable options as of March 31, 2006 was $4,531,000.

The following table summarizes information about restricted stock:

Restricted Stock

Balance at January 1, 2006	$ 83,000
Granted	--
Vested	(6,000)
Forfeited	--

Balance at March 31, 2006	$ 77,000

The following table summarizes information about restricted stock units:

Restricted Stock Units

Balance at January 1, 2006	$280,822
Granted	164,125
Vested	--
Forfeited	--

Balance at March 31, 2006	$444,947

As of March 31, 2006, there was $8,287,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted share units. That cost is expected to be recognized over a weighted average period of 2 years and 1 month.

3.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

The changes in shareholders’ equity and comprehensive income consist of (in thousands):

	Comprehensive Income	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholder's Equity
		Shares	Amount					Shares	Amount

Balance at January 1, 2006		29,694	$ 298	$216,897	$ 280,116	$(5,153)	$1,867	41	$--	$ 494,025
Cumulative effect of adoption of SFAS 123(r)		--	--	(5,153)	--	5,153	--	--	--	--
Comprehensive income:
Net income	$ 14,397	--	--	--	14,397	--	--	--	--	14,397
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $22	(44)
Unrealized gain on interest rate swaps, net of tax of $562	898

Other comprehensive income	854	--	--	--	--	--	854	--	--	854

Total comprehensive income	$ 15,251

Equity based compensation expense		--	--	706	--	--	--	--	--	706
Stock options exercised and other		49	--	396	--	--	--	--	--	396
Cash dividends — $.05 per share		--	--	--	(1,487)	--	--	--	--	(1,487)
Tax benefit from equity based compensation		--	--	115	--	--	--	--	--	115

Balance at March 31, 2006		29,743	298	212,961	293,026	--	2,721	41	--	509,006

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign currency translation adjustment	Minimum pension liability adjustment	Unrealized gain/(loss) on interest rate swaps	Accumulated other comprehensive loss

Balance at January 1, 2006	$ 2,435	$(30)	$(538)	$1,867
Current period change	(44)	--	898	854

Balance at March 31, 2006	$ 2,391	$(30)	$ 360	$2,721

4.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Raw material	$87,797	$90,650
Work-in process	42,348	32,241
Finished goods	80,600	71,762

Total inventories	$210,745	$194,653

5.	NET INCOME PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding.  Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the stock option and restricted stock plans.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and diluted earnings per share as of March 31:

	2006	2005

Numerator:
Income available to common stockholders from continuing operations	$14,397,000	$10,622,000

Denominator for basic income per share:
Weighted average shares outstanding	29,652,487	29,571,024

Denominator for diluted income per share:
Weighted average shares outstanding	29,652,487	29,571,024
Common stock options and restricted stock	291,874	204,134

Weighted average shares and conversions	29,944,361	29,775,158

6.	ACQUISITIONS

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

On September 15, 2005, the Company acquired all of the outstanding stock of Curie International (Suzhou) Co., Ltd. (SCM Asia). SCM Asia is located in Suzhou, China and manufactures, markets and distributes non-ferrous metal powder products to customers in a number of different industries, including the powder metallurgy and thermal processing markets. The results of SCM Asia (included in the Company’s Processed Metal Products segment) are included in the Company’s consolidated financial results from the date of acquisition on a one month lag. The acquisition of SCM Asia is not considered significant to the Company’s consolidated results of operations.

The aggregate purchase consideration for the acquisition of SCM Asia was approximately $8,061,000 in cash, a seller note, and acquisition costs. The seller note of $1,465,000 is due on September 15, 2006, and bears no interest. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values. A final valuation is expected to be completed in the second quarter of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $5,003,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follow (in thousands):

Working capital	$ 681
Property, plant and equipment	2,152
Other assets	225
Goodwill	5,003

$8,061

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

The aggregate purchase consideration for the acquisition of Gutter Helmet was approximately $21,436,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation. The identifiable intangible assets identified during the allocation of purchase price consisted of trademarks with a value of $540,000 (10 year estimated useful life), customer relationships with a value of $400,000 (5 year estimated useful like), and unpatented technology with a value of $365,000 (20 year estimated useful life). The excess consideration over fair value was recorded as goodwill and aggregated approximately $15,740,000, which is fully deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$ 3,229
Property, plant and equipment	1,162
Intangible assets	1,305
Goodwill	15,740

$21,436

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

The aggregate purchase consideration for the acquisition of AMICO was approximately $240,945,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values. The identifiable intangible assets identified during the preliminary allocation of purchase price consisted of trade name with a value of $21,000,000 (indeterminable useful life) , trademarks with a value of $1,000,000 (10 year estimated useful life), customer relationships with a value of $7,000,000 (10 year estimated useful life), and unpatented technology with a value of $2,000,000 (9 year estimated useful life). A final valuation is expected to be completed in the second quarter of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $115,912,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$ 66,263
Property, plant and equipment	53,893
Other long term liabilities, net	(26,123)
Intangible assets	31,000
Goodwill	115,912

$240,945

On October 4, 2005, the Company acquired the assets of American Wilson Plastics, Inc. (“American Wilson”), a privately owned manufacturer of custom injected plastic molded products. American Wilcon operates a manufacturing facility in Orrick, Missouri and a distribution facility in Richmond, Missouri. The Company buys a significant portion of American Wilcon’s products, and it acquired American Wilcon to vertically integrate one of its suppliers, expand its manufacturing capabilities and lower its costs. The acquisition of American Wilcon is not considered to be significant to the Company’s consolidated results of operations.

The aggregate purchase consideration for the acquisition of American Wilson was approximately $4,514,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment were determined with the assistance of an independent valuation. The excess consideration over fair value was recorded as goodwill and aggregated approximately $22,000, which is fully deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$1,462
Property, plant and equipment	3,030
Goodwill	22

$4,514

The following unaudited pro forma financial information (in thousands, except for per share data) presents the combined results of operations as if the acquisition of AMICO had occurred on January 1, 2005. The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2005 and are not necessarily indicative of future results of the combined companies:

Three Months Ended March 31, 2005 (unaudited)

Net sales	$353,519

Income from continuing operations	$ 13,586

Income from continuing operations per share – Basic	$ .46

Income from continuing operations per share – Diluted	$ .45

7.	DISCONTINUED OPERATIONS

As part of its continuing evaluation of its business, the Company determined that Milcor was not positioned to obtain a leadership position in its marketplace. We were approached by a market leader from Milcor’s marketplace and on January 27, 2005, the Company sold the net assets of its Milcor subsidiary, which included Portals Plus, for approximately $42,594,000. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for Milcor have been classified as discontinued operations in the condensed consolidated statements of income and the condensed consolidated statements of cash flows for all periods presented. The carrying amounts of the assets and liabilities sold were as follows (in thousands):

Current Assets	$14,176
Property, Plant and Equipment	11,861
Intangible Assets	1,774
Goodwill	18,760
Current Liabilities	(1,792)

Net Assets	$44,779

The Company retained a liability related to a multi-employer pension plan to fund the terminated pensions of the union employees of Milcor. We have accrued $59,000 for the termination based on the information that is available. The administrator of the plan has engaged the plan’s actuary to measure the Company’s withdrawal liability as of January 27, 2005. The plan’s administrator expects to have this valuation completed during the next quarter.

The results of operations for Milcor for the current and prior period have been classified as discontinued operations in the condensed consolidated statements of income. Components of the income from discontinued operations of Milcor for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Net sales	$ --	$3,452
Expenses	--	3,248

Income from discontinued operations before taxes	$ --	$ 204

8.	GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the approximate carrying amount of goodwill by reportable segment for the three months ended March 31, 2006 is as follows (in thousands):

	Building Products Segment	Processed Steel Products Segment	Thermal Processing Segment	Total

Balance as of January 1, 2006	$332,029	$28,634	$46,104	$406,767
Additional acquisition costs	17	11	--	28
Foreign currency translation	(17)	32	--	15

Balance as of March 31, 2006	$332,029	$28,677	$46,104	$406,810

Intangible Assets

At March 31, 2006, intangible assets related to the Company’s acquisitions are included as part of the total other assets on the Company’s condensed consolidated balance sheet. Intangible assets subject to amortization at March 31, 2006 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Estimated Life

Trademark / Trade Name	$ 1,660	$ (186)	2 to 10 years
Unpatented Technology	3,440	(310)	9 to 20 years
Customer Relationships	13,040	(1,101)	5 to 15 years
Non-Competition Agreements	2,365	(969)	5 to 10 years

Balance as of March 31, 2006	$20,505	$(2,566)

Intangible assets with indefinite useful lives not subject to amortization consist of a trade name and trademark valued at $21,440,000.

Intangible asset amortization expense for the three month periods ended March 31, 2006 and 2005 aggregated approximately $504,000 and $218,000, respectively.

Amortization expense related to intangible assets for the remainder of fiscal 2006 and the next five years thereafter is estimated as follows (in thousands):

Year Ended December 31,
2006	$1,486
2007	$2,000
2008	$1,872
2009	$1,793
2010	$1,767
2011	$1,707

9.	SEGMENT INFORMATION

The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)	Building products, which primarily includes the processing of sheet steel, aluminum and other materials to produce a wide variety of building and construction products.

(ii)	Processed Metal Products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel and other metals through the application of several different processes to produce high-quality, value-added coiled steel and other metal products to be further processed by customers.

(iii)	Thermal Processing, which includes a wide range of metallurgical heat treating processes in which customer-owned metal parts are exposed to precise temperatures, atmospheres and quenchants to improve their mechanical properties, durability and wear resistance.

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended March 31,
	2006	2005

Net sales
Building products	$ 214,742	$ 119,172
Processed metal products	115,889	127,612
Thermal processing	29,724	26,797

	$ 360,355	$ 273,581

Income (loss) from operations
Building products	$ 31,271	$ 10,504
Processed metal products	6,735	14,023
Thermal processing	4,655	3,405
Corporate	(11,699)	(7,036)

	$ 30,962	$ 20,896

Depreciation and amortization
Building products	$ 4,212	$ 2,425
Processed metal products	1,825	1,762
Thermal processing	2,058	1,954
Corporate	779	332

	$ 8,874	$ 6,473

Capital expenditures
Building products	$ 3,456	$ 2,513
Processed metal products	931	1,482
Thermal processing	1,074	1,493
Corporate	916	587

	$ 6,377	$ 6,075

	March 31, 2006	December 31, 2005

Total identifiable assets
Building products	$ 744,807	$ 730,846
Processed metal products	279,787	239,034
Thermal processing	148,287	147,158
Corporate*	59,417	87,974

	$ 1,232,298	$1,205,012

*includes assets associated with the discontinued operations.

10.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes payable each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes are payable to the two former owners of Construction Metals and are considered related party in nature due to the former owners’ current employment relationship with the Company. These notes are payable in annual principal installments of $2,917,000 per note on April 1, with the final principal payment due on April 1, 2006. These notes require quarterly interest payments at an interest rate of 5.0% per annum. At March 31, 2006 and 2005, the current portion of these notes aggregated approximately $5,833,000.

Accrued interest and interest expense related to these notes payable was approximately $72,000 and $144,000 as of and for the three months ended March 31, 2006 and 2005, respectively.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $388,000 and $403,000 for the three months ended March 31, 2006 and 2005, respectively.

Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the three months ended March 31, 2006 and 2005, the Company incurred $356,000 and $74,000, respectively, for legal services from these firms. Of the amount incurred, $249,000 and $74,000, was expensed during the three months ended March 31, 2006 and 2005 respectively. $107,000 was capitalized as acquisition costs and deferred debt issuance costs during the three months ended March 31, 2006.

11.	BORROWINGS UNDER REVOLVING CREDIT FACILITY

The aggregate borrowing limit under the Company’s revolving credit facility is $300,000,000. At March 31, 2006, the Company had $270,497,000 availability under the revolving credit facility.

12.	NET PERIODIC BENEFIT COSTS

The following table presents the components of net periodic pension and other postretirement benefit costs charged to expense for the three months ended March 31 (in thousands):

	Pension Benefit		Other Post Retirement Benefits
	2006	2005	2006	2005

Service cost	$40	$44	$ 26	$ 23
Interest cost	31	31	56	53
Amortization of unrecognized prior service cost	--	--	(5)	(5)
Loss amortization	--	--	28	27

Net periodic benefit costs	$71	$75	$ 105	$ 98

13.    SUPPLEMENTAL FINANCIAL INFORMATION

The following information sets forth the consolidating summary financial statements of the issuer (Gibraltar Industries, Inc.) and guarantors, which guarantee the 8% senior subordinated notes due December 1, 2015, and the non-guarantors. The guarantors are wholly owned subsidiaries of the issuer and the guarantees are full, unconditional, joint and several.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Gibraltar Industries, Inc.
Consolidating Balance Sheets
March 31, 2006
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$ --	$ 7,127	$ 2,190	$ --	$ 9,317
Accounts receivable	--	202,477	9,561	--	212,038
Intercompany balances	386,774	(383,096)	(3,678)	--	--
Inventories	--	204,640	6,105	--	210,745
Other current assets	--	21,942	169	--	22,111

Total current assets	386,774	53,090	14,347	--	454,211

Property, plant and equipment, net	--	301,102	8,555	--	309,657
Goodwill	--	397,522	9,288	--	406,810
Investments in partnerships	--	5,833	--	--	5,833
Other assets	6,521	48,982	284	--	55,787
Investment in subsidiaries	323,040	24,986	--	(348,026)	--

	716,335	831,515	32,474	(348,026)	1,232,298

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	--	96,017	5,272	--	101,289
Accrued expenses	6,677	58,871	1,255	--	66,803
Current maturities of long-term debt	--	2,534	--	--	2,534
Current maturities of related party debt	--	5,833	--	--	5,833

Total current liabilities	6,677	163,255	6,527	--	176,459

Long-term debt	200,652	245,726	--	--	446,378
Deferred income taxes	--	92,664	961	--	93,625
Other non-current liabilities	--	6,830	--	--	6,830
Shareholders’ equity	509,006	323,040	24,986	(348,026)	509,006

	$716,335	$ 831,515	$ 32,474	$(348,026)	$1,232,298

Gibraltar Industries, Inc.
Consolidating Balance Sheets
December 31, 2005
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$ --	$ 24,759	$ 3,770	$ --	$ 28,529
Accounts receivable	--	171,339	7,436	--	178,775
Intercompany balances	384,669	(381,419)	(3,250)	--	--
Inventories	--	189,069	5,584	--	194,653
Other current assets	155	21,742	150	--	22,047

Total current assets	384,824	25,490	13,690	--	424,004

Property, plant and equipment, net	--	302,496	8,651	--	311,147
Goodwill	--	397,493	9,274	--	406,767
Investments in partnerships	--	6,151	--	--	6,151
Other assets	6,531	50,115	297	--	56,943
Investment in subsidiaries	305,808	24,158	--	(329,966)	--

	$697,163	$ 805,903	$ 31,912	$(329,966)	$1,205,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ --	$ 80,443	$ 5,434	$ --	$ 85,877
Accrued expenses	2,538	59,062	1,407	--	63,007
Current maturities of long-term debt	--	2,531	--	--	2,531
Current maturities of related party debt	--	5,833	--	--	5,833

Total current liabilities	2,538	147,869	6,841	--	157,248

Long-term debt	200,600	254,049	--	--	454,649
Long-term related party debt	--	--	--	--	--
Deferred income taxes	--	92,139	913	--	93,052
Other non-current liabilities	--	6,038	--	--	6,038
Shareholders’ equity	494,025	305,808	24,158	(329,966)	494,025

	$697,163	$ 805,903	$ 31,912	$(329,966)	$1,205,012

Gibraltar Industries, Inc.
Consolidating Statements of Income
Three Months Ended March 31, 2006
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net sales	$ --	$ 348,175	$ 12,532	$ (352)	$ 360,355
Cost of sales	--	278,890	10,294	(352)	288,832

Gross profit	--	69,285	2,238	--	71,523
Selling, general and administrative expense	164	39,483	914	--	40,561

Income from operations	(164)	29,802	1,324	--	30,962
Other (income) expense
Interest expense (income)	4,206	3,849	(8)	--	8,047
Equity in partnerships’ income and other income	--	(686)	--	--	(686)

Total other expense	4,206	3,163	(8)	--	7,361
Income before taxes	(4,370)	26,639	1,332	--	23,601
Provision for income taxes	(1,704)	10,404	504	--	9,204

Income from continuing operations	(2,666)	16,235	828	--	14,397
Discontinued operations
(Loss) income discontinued operations before taxes	--	--	--	--	--
Income tax (benefit) expense	--	--	--	--	--

(Loss) income from discontinued operations	--	--	--	--	--
Equity in earnings from subsidiaries	17,063	828	--	(17,891)	--

Net income	$ 14,397	$ 17,063	$ 828	$(17,891)	$ 14,397

Gibraltar Industries, Inc.
Consolidating Statements of Income
Three Months Ended March 31, 2005
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net sales	$ --	$ 270,711	$ 3,262	$ (392)	$ 273,581
Cost of sales	--	221,535	2,306	(392)	223,449

Gross profit	--	49,176	956	--	50,132
Selling, general and administrative expense	--	28,827	409	--	29,236

Income from operations	--	20,349	547	--	20,896
Other (income) expense
Interest expense	--	3,873	55	--	3,928
Equity in partnerships’ income and other income	--	(444)	--	--	(444)

Total other expense	--	3,429	55	--	3,484
Income before taxes	--	16,920	492	--	17,412
Provision for income taxes	--	6,598	192	--	6,790

Income from continuing operations	--	10,322	300	--	10,622
Discontinued operations
(Loss) income discontinued operations before taxes	--	--	204	--	204
Income tax (benefit) expense	--	--	80	--	80

(Loss) income from discontinued operations	--	--	124	--	124
Equity in earnings from subsidiaries	10,746	424	--	(11,170)	--

Net income	$10,746	$ 10,746	$ 424	$(11,170)	$ 10,746

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
Three Months Ended March 31, 2006
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operations	$ 2,394	$(4,128)	$(1,836)	$ --	$(3,570)
Net cash (used in) provided by discontinued operations	--	--	--	--	--

Net cash (used in) provided by operating activities	2,394	(4,128)	(1,836)	--	(3,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	--	(6,335)	(42)	--	(6,377)
Net proceeds from sale of property and equipment	--	202	(166)	--	36

Net cash used in investing activities from continuing operations	--	(6,133)	(208)	--	(6,341)
Net cash used in investing activities for discontinued operations	--	--	--	--	--

Net cash used in investing activities	--	--	--	--	(6,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt reduction	--	(8,320)	--	--	(8,320)
Intercompany financing	(1,419)	955	464	--	--
Payment of deferred financing costs	(155)	(6)	--	--	(161)
Net proceeds from issuance of common stock	552	--	--	--	552
Payment of dividends	(1,487)	--	--	--	(1,487)
Tax benefit from stock options	115	--	--	--	115

Net cash provided by financing activities	(2,394)	(7,371)	464	--	(9,301)

Net (decrease) increase in cash and cash equivalents	--	(17,632)	(1,580)	--	(19,212)
Cash and cash equivalents at beginning of year	--	24,759	3,770	--	28,529

Cash and cash equivalents at end of year	$ --	$ 7,127	$ 2,190	$ --	$ 9,317

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
Three Months Ended March 31, 2005
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operations	$ 51	$(47,277)	$ (841)	$--	$(48,067)
Net cash (used in) provided by discontinued operations	--	--	194	--	194

Net cash (used in) provided by operating activities	51	(47,277)	(647)	--	(47,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of business	--	43,322	--	--	43,322
Purchases of property, plant and equipment	--	(6,328)	253	--	(6,075)
Net proceeds from sale of property and equipment	--	245	10	--	255

Net cash used in investing activities from continuing operations	--	37,239	263	--	37,502
Net cash used in investing activities for discontinued operations	--	--	(349)	--	(349)

Net cash used in investing activities	--	37,239	(86)	--	37,153

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	--	7,683	--	--	7,683
Intercompany financing	961	2,651	(3,612)	--	--
Net proceeds from issuance of common stock	473	--	--	--	473
Payment of dividends	(1,485)	--	--	--	(1,485)

Net cash provided by financing activities	(51)	10,334	(3,612)	--	6,671

Net (decrease) increase in cash and cash equivalents	--	296	(4,345)	--	(4,049)
Cash and cash equivalents at beginning of year	--	6,353	4,539	--	10,892

Cash and cash equivalents at end of year	$ --	$ 6,649	$ 194	$--	$ 6,843

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Executive Summary

The condensed consolidated financial statements present the financial condition of the Company as of March 31, 2006 and December 31, 2005, and the condensed consolidated statements of income and cash flows of the Company for three months ended March 31, 2006 and 2005.

The Company is organized into three reportable segments – Building Products, Processed Metal Products and Thermal Processing. The Company also held equity positions in two joint ventures as of March 31, 2006.

The Building Products segment processes primarily sheet steel, aluminum and other materials to produce a wide variety of building and construction products. This segment’s products are sold to major retail home centers, such as The Home Depot, Lowe’s, Menards and Wal-Mart, wholesale distributors, and metal service centers.

The Processed Metal Products segment produces a wide variety of cold-rolled strip steel products, coated sheet steel products, powdered metal products and strapping products. This segment primarily serves the automotive industry’s leaders, such as General Motors, Ford, DaimlerChrysler and Honda. This segment also serves the automotive supply and commercial and residential metal building industry, as well as the power and hand tool and hardware industries.

The Thermal Processing segment provides a wide array of processes which refine the metallurgical properties of customer-owned metal products for a variety of consumer and industrial applications where critical performance characteristics are required. This segment services such customers as Ford Motor Company, General Motors, Getrag, and Eaton Corporation.

As part of its continuing evaluation of its business, the Company determined that Milcor was not positioned to obtain a leadership position in its marketplace. We were approached by a market leader from Milcor’s marketplace and sold the net assets of our Milcor subsidiary to this market leader. The transaction was finalized on January 27, 2005. The results of the operations of Milcor have been reclassified as discontinued operations in the Company’s income and cash flow statements for all periods presented.

The following table sets forth the Company’s net sales by reportable segment for the three months ending March 31 (in thousands):

	2006	2005

Net sales
Building Products	$214,742	$119,172
Processed Metal Products	115,889	127,612
Thermal Processing	29,724	26,797

Total consolidated net sales	$360,355	$273,581

Results of Operations

Consolidated

Net sales increased by approximately $86.8 million, or 31.7% to $360.4 million for the quarter ended March 31, 2006, from net sales of $273.6 million for the quarter ended March 31, 2005. The increase in net sales was the result of the acquisition of AMICO (acquired October 3, 2005) which contributed $89.2 million in net sales in the current quarter. The remaining building products operations along with our thermal processing segment also experienced net sales growth due to both volume and pricing increases. The processed metal products segment experienced a decline in net sales due to lower volumes and to a lesser extent lower selling prices, a function of competitive pressure in the strip steel market.

Gross profit as a percentage of net sales increased to 19.8% for the quarter ended March 31, 2006, from 18.3% for the quarter ended March 31, 2005. The increase in gross profit percentage was primarily the result of the addition of the results of AMICO, with the remaining increase due to an approximately 2% decrease in material costs as a percentage of net sales, which was partially offset by increases in energy and transportation as a percentage of net sales of approximately 0.5% each, as compared to the same period in the prior year.

Selling, general and administrative expenses increased by approximately $11.3 million, or 38.7%, to $40.6 million for the quarter ended March 31, 2006, from $29.2 million for the quarter ended March 31, 2005. The dollar increase in selling, general and administrative expenses was due primarily to the acquisition of AMICO, which provided $6.6 million of additional costs in the current quarter. The remaining dollar increase was due to increases in employee incentive plans and increased amortization of identifiable intangible assets, due to the 2005 acquisitions. Selling, general and administrative expenses as a percentage of net sales increased to 11.3% for the quarter ended March 31, 2006, from 10.7% for the quarter ended March 31, 2005 as a result of these items.

As a result of the above, income from operations as a percentage of net sales for the quarter ended March 31, 2006 increased to 8.6% from 7.6% for the prior year’s comparable period.

Interest expense increased by approximately $4.1 million to $8.0 million for the quarter ended March 31, 2006, from $3.9 million for the quarter ended March 31, 2005. The increase in interest expense during the current quarter was due primarily to higher average debt balances, primarily due to the acquisition of AMICO, and higher overall interest rates compared to that of the prior year’s first quarter, primarily a result of the issuance of the 8% Senior Subordinated Notes in December 2005.

As a result of the above, income from continuing operations before taxes increased by approximately $6.2 million, or 35.5%, to $23.6 million for the quarter ended March 31, 2006, from income from continuing operations before taxes of $17.4 million for the quarter ended March 31, 2005.

Income taxes for the quarter ended March 31, 2006 approximated $9.2 million and were based on a 39.0% effective tax rate, consistent with the effective tax rate for the same period in 2005.

The following provides further information by segment:

Building Products

Net sales increased by approximately $95.6 million, or 80.2%, to $214.7 million for the quarter ended March 31, 2006, from net sales of $119.2 million for the quarter ended March 31, 2005. Excluding the $89.2 million provided by AMICO, the increase in net sales was $6.3 million, or 5.4% from the same period in the prior year, a result of both volume and selling price increases.

Income from operations as a percentage of net sales increased to 14.6% for the quarter ended March 31, 2006 from 8.8% for the prior year’s comparable period. The increase in operating margin percentage was due to the addition of AMICO, which obtained a seasonally high operating margin due to increased sales levels, along with a significant improvement in the operating characteristics of our other building products operations. The improvement in our pre-existing operations was driven by a 4.2% decrease in raw material costs as a percentage of sales partially offset by an increase of 0.5% in labor costs as a percentage of net sales.

Processed Metal Products

Net sales decreased by approximately $11.7 million, or 9.2%, to $115.9 million for the quarter ended March 31, 2006, from net sales of $127.6 million for the quarter ended March 31, 2005. The decrease in net sales was primarily a function of lower sales volumes and selling prices in our strip steel business, primarily due to competitive pressure in this market. The decline in net sales was partially offset by increased net sales in our powdered metal products business, a result of increased selling price due to the increase in the market price of copper, as well as increased volumes.

Income from operations as a percentage of net sales decreased to 5.8% of net sales for the quarter ended March 31, 2006 from 11.0% for the prior year’s comparable period. The decrease in operating margin percentage was due primarily to lower volumes combined with a 2.9% increase in material costs and a 1.0% increase in labor costs as a percentage of net sales, partially offset by 0.8% decrease in incentive compensation costs.

Thermal Processing

Net sales increased by approximately $2.9 million, or 10.9%, to $29.7 million for the quarter ended March 31, 2006, from net sales of $26.8 million for the quarter ended March 31, 2005. The increase in net sales was due to increases in volume due to strategic investments that have yielded $1.1 million in new business at a single location along with slight selling price and volume increases across our other locations.

Income from operations as a percentage of net sales increased to 15.7% for the quarter ended March 31, 2006 from 12.7% for the prior year’s comparable period. The increase in operating margin percentage was due primarily to the increase in new business together with a 2.2% decrease in labor and fringe costs as a percentage of sales. The increase in operating margin percentage was partially offset by a 2.0% increase in energy costs during the current quarter.

Outlook

The outlook for the quarter ended June 30, 2006 is favorable in comparison to the quarter ended June 30, 2005. The second quarter is historically one of the seasonally strongest periods of the Company’s fiscal cycle. The Company believes it is positioned to benefit from many of its cost reduction programs and internal growth initiatives, as well as continuing operational improvements.

In 2006 the Company will realize a full year’s worth of sales and earnings from the 2005 acquisition of AMICO, along with SCM Asia, Gutter Helmet and American Wilcon. In addition, the Company is continuously evaluating numerous acquisition opportunities.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

The Company’s shareholders’ equity increased by approximately $15.0 million or 3.0%, to $509.0 million, at March 31, 2006. This increase in shareholder’s equity was primarily due to net income of 14.4 million, the increase in the market value of our interest rate swaps of $0.8 million, equity compensation of $0.7 million, and proceeds of $0.5 million from the exercise of stock options, partially offset by the declaration of approximately $1.5 million in shareholder dividends.

During the first quarter of 2006, the Company’s working capital increased by approximately $11.0 million, or 4.1%, to approximately $277.8 million. This increase in working capital was primarily the result of increases in accounts receivable and inventory levels of $33.2 million and $16.1 million, respectively, partially offset by a $19.2 million decrease in cash and a $19.2 million increase in accounts payable and accrued expenses. The increase in receivables is the result of increased sales levels, while the increase in inventories is the result of our normal inventory buildup in anticipation of what has historically been the Company’s strongest season. The increase in payables and accrued expenses is due primarily to the timing of purchases of raw materials to build inventory.

Net cash used in operating activities for the three months ended March 31, 2006 was approximately $3.6 million and was primarily the result of net income from continuing operations of $14.4 million combined with depreciation and amortization of $8.9 million, increases in accounts receivable, inventories, and accounts payable of $33.3 million, $16.1 million, and $15.4 million, respectively.

The cash on hand at the beginning of the period and cash generated by the exercise of stock options of $0.5 million was used to fund current operations, capital expenditures of $6.4 million, long-term debt reduction of $8.3 million and pay cash dividends of $1.5 million.

Senior credit facility and senior subordinated notes

The Company’s credit agreement provides a revolving credit facility, which expires in December 2010, and a term loan, which is due in December 2012. The revolving credit facility of up to $300.0 million and the term loan of $230.0 million are secured with the Company’s accounts receivable, inventories and personal property and equipment. At March 31, 2006, the Company had used approximately $17.3 million of the revolving credit facility and had letters of credit outstanding of $12.2 million, resulting in $270.5 million in availability. Borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 6.12% at March 31, 2006. At March 31, 2006, the term loan balance was $229.4 million. Borrowings under the term loan carry interest at LIBOR plus a fixed rate. The rate in effect on March 31, 2006 was 6.69%.

The Company’s $204.0 million of 8% senior subordinated notes were issued in December 2005 at a discount to yield 8.25% Provisions of the 8% notes include, without limitation, restrictions on indebtedness liens, distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends and other restricted payments. Prior to December 1, 2008, up to 35% of the 8% notes are redeemable at the option of the Company from the proceeds of an equity offering at a premium of 108% of the face value, plus accrued and unpaid interest. After December 1, 2010 the notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the notes agreement), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The Company’s various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. At March 31, 2006 the Company was in compliance with terms and provisions of all of its financing agreements.

For the second quarter and remainder of 2006, the Company is focused on maximizing positive cash flow, working capital management, and debt reduction. As of March 31, 2006, the Company believes that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.

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

A summary of the Company’s significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2005, as filed on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our 2005 Form 10-K.

Related Party Transactions

In connection with the acquisition of Construction Metals in April 2004, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes are payable to the former owners of Construction Metals and are considered related party in nature due to the former owners’ current employment relationship with the Company. These notes are payable in equal annual principal installments of approximately $2.9 million per note on April 1 with the final principal payment due on April 1, 2006. These notes require quarterly interest payments at an interest rate of 5.0% per annum. Accrued interest and interest expense related to these notes payable was approximately $72,000 as of and for the three months ended March 31, 2006. At March 31, 2006, the current portion of these notes payable aggregated approximately $5.8 million.

The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties. Rental expense associated with these related party operating leases aggregated approximately $388,000 for the three months ended March 31, 2006.

Two members of our Board of Directors are partners in law firms that provide legal services to the Company. As of, and for the three months ended March 31, 2006, we incurred $356,000 for legal services from these firms. Of the amount incurred, $249,000 was expensed and $107,000 was capitalized as acquisition costs and deferred debt issuance costs during the three months ended March 31, 2006.

Forward-Looking Information – Safe Harbor Statement

Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company’s business, and management’s beliefs about future operating results and financial position. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Statements by the Company, other than historical information, constitute “forward looking statements” as defined within the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements. Factors that could affect these statements include, but are not limited to, the following: the impact of changing steel prices on the Company’s results of operations; changes in raw material pricing and availability; changing demand for the Company’s products and services; and changes in interest or tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. There have been no material changes to the Company’s exposure to market risk since December 31, 2005.

Item 4.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report. The Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer, and Executive Vice President, Chief Financial Officer, and Treasurer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer, Executive Vice President, Chief Financial Officer, and Treasurer, have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)    Changes in Internal Controls over Financial Reporting

The Company converted its existing legacy manufacturing and accounting system to an integrated ERP system at two of its subsidiaries during the quarter ended March 31, 2006. The Company converted another subsidiary to this same system in the second quarter of 2005. The completion of this system implementation at these subsidiaries should enhance our internal controls as follows:

a.	The Axiom ERP system will reduce the number of platforms used to record, summarize, and report the results of operations and financial position; integrate various databases into consolidated files; and reduce the number of manual processes employed by the Company;

b.	The Company has designed new processes and implemented new policies and procedures in connection with the conversion.

The Company imposed mitigating and redundant controls where changes to certain processes were underway and not completed.

There have been no other changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors

Previously reported.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.    Exhibits.

6(a) Exhibits

a.	Exhibit 31.1 – Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.	Exhibit 31.2 – Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.	Exhibit 31.3 – Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

d.	Exhibit 32.1 – Certification of the Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

e.	Exhibit 32.2 – Certification of the President pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

f.	Exhibit 32.3 – Certification of the Executive Vice President, Chief Financial Officer, and Treasurer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
(Registrant)

/s/ Brian J. Lipke
Brian J. Lipke
Chief Executive Officer and
Chairman of the Board

/s/ Henning Kornbrekke
Henning Kornbrekke
President and Chief Operating Officer

/s/ David W. Kay
David W. Kay
Executive Vice President, Chief Financial Officer,
and Treasurer

Date: May 10, 2006