Form 10-Q
period 2006-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2006-08-09
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-22462
Gibraltar Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	16-1445150

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3556 Lake Shore Road, P.O. Box 2028, Buffalo, New York 14219-0228
(Address of principal executive offices)
(716) 826-6500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
As of August 4, 2006, the number of common shares outstanding was: 29,832,142.

GIBRALTAR INDUSTRIES, INC.

2 of 37

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,145	$28,529
Accounts receivable, net	210,837	162,300
Inventories	232,833	189,988
Other current assets	16,869	19,666
Current assets of discontinued operations	180	23,521

Total current assets	501,864	424,004

Property, plant and equipment, net	230,337	229,644
Goodwill	372,600	360,663
Investments in partnerships	5,387	6,151
Other assets	55,374	55,099
Assets of discontinued operations	171	129,451

	$1,165,733	$1,205,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$110,407	$83,266
Accrued expenses	84,532	59,289
Current maturities of long-term debt	3,080	2,331
Current maturities of related party debt	—	5,833
Current liabilities of discontinued operations	4,971	6,529

Total current liabilities	202,990	157,248

Long-term debt	358,440	453,349
Deferred income taxes	65,389	90,942
Other non-current liabilities	7,069	6,038
Liabilities of discontinued operations	—	3,410
Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,828,317 and 29,701,186 shares in 2006 and 2005, respectively	298	298
Additional paid-in capital	214,111	216,897
Retained earnings	314,852	280,116
Unearned compensation	—	(5,153)
Accumulated other comprehensive loss	2,584	1,867

	531,845	494,025

Less: cost of 42,600 and 40,500 common shares held in treasury in 2006 and 2005	—	—

Total shareholders’ equity	531,845	494,025

	$1,165,733	$1,205,012

See accompanying notes to condensed consolidated financial statements

3 of 37

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share date)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$352,421	$252,850	$675,058	$489,392

Cost of sales	275,156	203,719	534,562	397,551

Gross profit	77,265	49,131	140,496	91,841

Selling, general and administrative expense	38,950	24,646	76,790	51,254

Income from operations	38,315	24,485	63,706	40,587

Other (income) expense:
Equity in partnerships’ loss (income) and other income	138	93	(548)	(351)
Interest expense	7,101	3,021	13,880	6,166

Total other expense	7,239	3,114	13,332	5,815

Income before taxes	31,076	21,371	50,374	34,772

Provision for income taxes	11,315	7,895	18,880	13,121

Income from continuing operations	19,761	13,476	31,494	21,651

Discontinued operations:
Income from discontinued operations before taxes	5,710	3,270	10,013	7,485
Income tax expense	2,158	1,275	3,797	2,919

Income from discontinued operations	3,552	1,995	6,216	4,566

Net income	$23,313	$15,471	$37,710	$26,217

Net income per share — Basic:
Income from continuing operations	$.67	$.46	$1.06	$.73
Income from discontinued operations	.12	.07	.21	.16
Net income	$.79	$.53	$1.27	$.89

Weighted average shares outstanding – Basic	29,689	29,606	29,659	29,588

Net income per share — Diluted:
Income from continuing operations	.66	.45	1.05	.73
Income from discontinued operations	.12	.07	.21	.15

Net income	$.78	$.52	$1.26	$.88

Weighted average shares outstanding – Diluted	30,012	29,762	29,966	29,769

See accompanying notes to condensed consolidated financial statements

4 of 37

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net income	$37,710	$26,217
Net income from discontinued operations	6,216	4,566

Net income from continuing operations	31,494	21,651
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,175	9,297
Provision for deferred income taxes	—	(786)
Equity in partnerships’ loss (income) and other income	174	(294)
Distributions from partnerships	589	748
Stock compensation expense	1,631	327
Other noncash adjustments	610	64
Increase (decrease) in cash resulting from changes in (net of acquisitions and dispositions):
Accounts receivable	(49,345)	(32,710)
Inventories	(37,793)	78
Other current assets and other assets	1,353	208
Accounts payable	23,698	(1,630)
Accrued expenses and other non-current liabilities	342	(1,556)

Net cash used in continuing operations	(13,072)	(4,603)
Net cash provided by discontinued operations	7,220	8,523

Net cash (used in) provided by operating activities	(5,852)	3,920

Cash flows from investing activities
Acquisitions, net of cash acquired	(13,206)	—
Purchases of property, plant and equipment	(11,452)	(8,073)
Net proceeds from sale of property and equipment	115	249
Net proceeds from sale of business	151,511	42,594

Net cash provided by investing activities from continuing operations	126,968	34,770
Net cash used in investing activities for discontinued operations	(3,189)	(1,915)

Net cash provided by investing activities	123,779	32,855

Cash flows from financing activities
Long-term debt reduction	(112,960)	(47,430)
Proceeds from long-term debt	10,000	10,000
Payment of deferred financing costs	(256)	(920)
Payment of dividends	(2,974)	(2,970)
Net proceeds from issuance of common stock	764	520
Tax benefit from stock options	115	158

Net cash used in financing activities	(105,311)	(40,642)

Net increase (decrease) in cash and cash equivalents	12,616	(3,867)

Cash and cash equivalents at beginning of year	28,529	10,892

Cash and cash equivalents at end of period	$41,145	$7,025

See accompanying notes to condensed consolidated financial statements

5 of 37

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements as of June 30, 2006 and 2005 have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 have been included.
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
Certain 2005 amounts have been reclassified to conform with 2006 presentation as discussed in Note 7.
The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
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

6 of 37

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
During the six months ended June 30, 2006, the Company issued 6,000 restricted shares, 167,125 restricted stock units, and granted 18,625 non-qualified stock options. At June 30, 2006, 1,695,204 shares were available for issuance under this plan. Of this amount, 899,839 are available for restricted units and 900,000 are available for incentive stock options. The Company recognized compensation expense in connection with the vesting of stock options and the lapse of restrictions on restricted shares and restricted units issued under the 2005 Equity Incentive Plan the amount of $1,545,000 and $226,000 in the six months ended June 30 , 2006 and 2005, respectively.
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
In 2003, the Company’s Board of Directors approved the adoption of an incentive stock option plan, whereby the Company may grant incentive stock options to officers and other key employees. This plan was approved by the shareholders in 2004. Under this plan, 2,250,000 shares of common stock were reserved for the granting of stock options. These options are granted at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under this plan vest ratably over a four-year period from the grant date and expire ten years after the date of grant. On May 22, 2006 the Company terminated this plan. The termination of this plan did not modify, amend or otherwise affect the terms of any outstanding awards on the date of the plan’s termination.
The Company has a non-qualified stock option plan, whereby the Company may grant non-qualified stock options to officers, employees, non-employee directors and advisers. Under the non-qualified stock option plan, 600,000 shares of common stock were reserved for the granting of options. Options are granted under this plan at an exercise price not less than the fair market value of the shares at the date of grant. These options vest ratably over a four-year period from the grant date and expire ten years after the date of grant. On May 22, 2006 the Company terminated this plan. The termination of this plan did not modify, amend or otherwise affect the terms of any outstanding awards on the date of the plan’s termination.
The Company has a restricted stock plan and has reserved for issuance 375,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. Shares of restricted stock issued under this plan vest on a straight-line basis over a period of 5 to 10 years. No shares were issued under this Plan in 2006 or 2005. On May 22, 2006 the Company terminated this plan. The termination of this plan did not modify, amend or otherwise affect the terms of any outstanding awards on the date of the plan’s termination. The Company recognized compensation expense of $98,000 and $101,000, respectively in connection with the lapse of restrictions on restricted stock in the six months ended, June 30, 2006 and 2005, respectively.

7 of 37

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighed average fair value of the options was $10.43 for options granted during the six months ended June 30, 2006. The weighted average fair value of the options issued during the six months ended June 30, 2005 was $8.34. The following table provides the assumptions used to value stock options during the six months ended June 30, 2006 and 2005:

	Fair	Expected		Risk-free	Dividend
	value	life	Stock Volatility	interest rate	yield
2006 Grant	$10.43	6.25 Years	41.1%	4.3%	0.8%
2005 Grant	$8.34	5.0 Years	42.5%	3.9%	1.0%
The fair value of restricted stock units granted was based on the grant date market price. During the six months ended June 30, 2006, 97,027 restricted stock units were granted with a weighted average grant date fair value of $24.29 per share. These awards vest ratably over three to four years.
The fair value of restricted stock units held in the MSPP equals the market value of our common stock on the last day of the period. During the six months ended June 30, 2006, 70,098 restricted stock units were credited to participant accounts. At June 30, 2006, the market value of our common stock was $29.00 per share.

8 of 37

The table below reflects income from continuing operations and income per share from continuing operations for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005 as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006		2005	2006		2005
Income from continuing operations, as reported for the prior period (1)	$	N/A	$13,476	$	N/A	$21,651

Equity-based compensation expense, net of tax included in income as reported in prior period (2)		N/A	(176)		N/A	(214)

Equity-based compensation expense, net of tax (3)		$596	$176		$1,027	$214

Income including the effect of equity-based compensation expense (4)		$19,761	$13,476		$31,494	$21,651

Income from continuing operations per share:
Basic – as reported for the prior period (1)	$	N/A	$.46	$	N/A	$.73

Basic – including the effect of equity-based compensation expense (4)		$.67	$.46		$1.06	$.73

Diluted – as reported for the prior period (1)	$	N/A	$.45	$	N/A	$.73

Diluted – including the effect of equity- based compensation expense (4)		$.66	$.45		$1.05	$.73

(1)	Income from continuing operations and income from continuing operations per share prior to 2006 did not include equity-based compensation expense for stock options.

(2)	Income from continuing operations and income from continuing operations per share prior to 2006 included equity-based compensation expense for restricted shares and restricted share units.

(3)	Equity-based compensation expense prior to 2006 is calculated based upon the pro forma application of SFAS No. 123.

(4)	Income from continuing operations and income from continuing operations per share prior to 2006 represents pro forma information based on SFAS No.123.

9 of 37

The following table summarizes the ranges of outstanding and exercisable options at June 30, 2006:

		Weighted average			Weighted
Range of	Options	remaining	Weighted average	Options	average
Exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$ 9.38 - $10.42	119,446	3.3	$9.83	119,446	$9.83
$14.50 - $15.00	126,125	1.5	$14.80	126,125	$14.80
$20.52 - $23.78	78,185	9.3	$21.31	324	$21.33
The following table summarizes information about stock option transactions:

			Weighted
		Weighted average	average	Aggregate
	Options	exercise price	remaining life	intrinsic value
Balance at January 1, 2006	383,426	$13.70
Granted	18,625	23.78
Exercised	(67,331)	11.37
Forfeited	(10,964)	20.52

Balance at June 30, 2006	323,756	$14.54	4.0	$4,682,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the $29.00 per share market price of the Company’s common stock as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of exercisable options as of June 30, 2006 was $4,083,000.
The following table summarizes information about restricted stock:

Restricted
Stock
Balance at January 1, 2006	$77,000
Granted	6,000
Vested	(10,500)
Forfeited	(1,500)

Balance at June 30, 2006	$71,000

The following table summarizes information about restricted stock units:

Restricted
Stock Units
Balance at January 1, 2006	$283,036
Granted	167,125
Vested	—
Forfeited	—

Balance at June 30, 2006	$450,161

As of June 30, 2006, there was $7,493,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted share units. That cost is expected to be recognized over a weighted average period of 2 years.

10 of 37

3. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
The changes in shareholders’ equity and comprehensive income consist of (in thousands):

				Additional			Accumulated			Total
	Comprehensive	Common Stock		Paid-In	Retained	Unearned	Other Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Compensation	Income	Shares	Amount	Equity
Balance at January 1, 2006		29,694	$298	$216,897	$280,116	$(5,153)	$1,867	41	$—	$494,025

Cumulative effect of adoption of SFAS 123(r)	—	—		(5,153)		5,153	—	—	—	—

Comprehensive income:
Net income	$37,710	—	—	—	37,710	—	—	—	—	37,710
Other comprehensive income (loss):
Foreign currency translation adjustment	(806)	—	—	—	—	—	—	—	—	—
Unrealized gain on interest rate swaps, net of tax of $617	1,523	—	—	—	—	—	—	—	—	—

Other comprehensive income	717	—	—	—	—	—	717	—	—	717

Total comprehensive income	$38,427

Issuance of restricted shares		26	—	—	—	—	—	—	—	—
Equity based compensation expense		—	—	1,488	—	—	—	—	—	1,488
Stock options exercised		66	—	764	—	—	—	—	—	764
Tax benefit from exercise of stock options		—	—	115	—	—	—	—	—	115
Cash dividends — $.10 per share		—	—	—	(2,974)	—	—	—	—	(2,975)
Forfeiture of restricted stock		—	—	—	—		—	2	—	—

Balance at June 30, 2006		29,786	$298	$214,111	$314,852	$—	$2,584	43	$—	$531,845

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

		Minimum	Unrealized	Accumulated
	Foreign currency	pension	gain/(loss) on	other
	translation	liability	interest rate	comprehensive
	adjustment	adjustment	swaps	loss
Balance at January 1, 2006	$2,435	$(30)	$(538)	$1,867
Current period change	(806)	—	1,523	717

Balance at June 30, 2006	$1,629	$(30)	$985	$2,584

Total comprehensive income for the three and six months ended June 30, 2006, was $23,221,000 and $38,427,000, respectively and for the three and six months ended June 30, 2005 was $14,880,000 and $26,128,000, respectively.

11 of 37

4. INVENTORIES
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw material	$99,223	$87,888
Work-in process	45,634	32,251
Finished goods	87,976	69,849

Total inventories	$232,833	$189,988

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
The following table sets forth the computation of basic and diluted earnings per share as of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Income available to common stockholders from continuing operations	$19,761,000	$13,476,000	$31,494,000	$21,651,000

Weighted average shares outstanding	29,689,402	29,605,510	29,658,841	29,588,337

Denominator for diluted income per share:
Weighted average shares outstanding	29,689,402	29,605,510	29,658,841	29,588,337

Common stock options and restricted stock	329,069	156,464	307,472	180,299

Weighted average shares and conversions	30,012,471	29,761,974	29,966,312	29,768,636

12 of 37

6. ACQUISITIONS
On April 1, 2003, the Company acquired all of the outstanding stock of Construction Metals, Inc. (Construction Metals). As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company was required to pay additional consideration if certain net sales levels as defined in the purchase agreement were achieved during the period from acquisition up to March 31, 2006. During the second quarter of 2006 and 2005 payments of $1,754,000 and $1,332,000, respectively, were made pursuant to the additional consideration.
On September 15, 2005, the Company acquired all of the outstanding stock of Curie International (Suzhou) Co., Ltd. (SCM Asia). SCM Asia is located in Suzhou, China and manufactures, markets and distributes non-ferrous metal powder products to customers in a number of different industries, including the powder metallurgy and thermal processing markets. The acquisition of SCM Asia provided the Company with an on-the-ground presence in the rapidly growing Chinese industrial market, which strengthens our ability to grow our business in this market. The results of SCM Asia (included in the Company’s Processed Metal Products segment) are included in the Company’s consolidated financial results from the date of acquisition on a one month lag. The acquisition of SCM Asia is not considered significant to the Company’s consolidated results of operations.
The aggregate purchase consideration for the acquisition of SCM Asia was approximately $7,613,000 in cash, a seller note, and acquisition costs. The seller note of $1,465,000 is due on September 15, 2006, and bears no interest. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values. The identifiable intangible assets identified during the preliminary allocation of purchase price consisted of a non-compete agreement with a value of $645,000 (7 year estimated useful life) and unpatented technology of $264,000 (5 year estimated useful life). A final valuation is expected to be completed in the third quarter of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $3,355,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follow (in thousands):

Working capital	$681
Property, plant and equipment	2,160
Other assets	508
Intangible assets	909
Goodwill	3,355

$7,613

On October 3, 2005, the Company acquired all the outstanding shares of Alabama Metal Industries Corporation (AMICO). AMICO is headquartered in Birmingham, Alabama, and manufactures, markets and distributes a diverse line of products used in the commercial and industrial sectors of the building products market. The acquisition of AMICO increased the Company’s participation in the industrial and commercial sectors of the building products markets and increased our product offerings in the residential sector of the building products market. The results of operations of AMICO (included in the Company’s Building Products segment) have been included in the Company’s consolidated results of operations from the date of acquisition.
The aggregate purchase consideration for the acquisition of AMICO was approximately $240,974,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values. The identifiable intangible assets identified during the preliminary allocation of purchase price consisted of trade name with a value of $21,000,000 (indefinite useful life), trademarks with a value of $1,000,000 (10 year estimated useful life), customer relationships with a value of $7,000,000 (10 year estimated useful life), and unpatented technology with a value of $2,000,000 (9 year estimated useful life). A final valuation is expected to be completed in the third quarter of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $115,941,000, none of which is deductible for tax purposes.

13 of 37

The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$66,263
Property, plant and equipment	53,893
Other long term liabilities, net	(26,123)
Intangible assets	31,000
Goodwill	115,941

$240,974

On June 8, 2006 the Company acquired all of the outstanding stock of Home Impressions, Inc. (Home Impressions). Home Impressions is based in Hickory, North Carolina and markets and distributes mail boxes and postal accessories. The acquisition of Home Impressions served to strengthen the Company’s position in the mail box and storage systems markets, and is expected to provide marketing, manufacturing and distribution synergies with our existing operations. The results of Home Impressions (included in the Company’s Building Products segment) are included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Home Impressions is not considered significant to the Company’s consolidated results of operations.
The aggregate initial consideration was approximately $9,607,000 including direct acquisition costs, with the final purchase price subject to adjustment for operating results through May 2009. The initial purchase price has been allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values. A final valuation is expected to be completed during the second half of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $9,606,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets and liabilities assumed is as follows (in thousands):

Working capital	$(1,241)
Property, plant and equipment	1,243
Goodwill	9,606

$9,607

On June 30, 2006 the Company acquired certain assets of Steel City Hardware, LLC (Steel City). The assets the Company acquired from Steel City are used to manufacture mail boxes and postal accessories. The acquisition of the assets of Steel City served to vertically integrate Home Impression’s major domestic supplier and expanded our manufacturing competency in the storage market. The results of Steel City (included in the Company’s Building Products segment) are included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Steel City is not considered significant to the Company’s consolidated results of operations.
The aggregate initial consideration was approximately $5,000,000, subject to adjustment for working capital and direct acquisition costs. The initial purchase price has been allocated to the assets acquired based upon a preliminary valuation of respective fair market values. A final valuation is expected to be completed during the second half of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $1,959,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets and liabilities assumed is as follows (in thousands):

Working capital	$2,584
Property, plant and equipment	457
Goodwill	1,959

$5,000

14 of 37

The following unaudited pro forma financial information (in thousands, except for per share data) presents the combined results of operations as if the AMICO acquisition had occurred on January 1, 2005. The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisition occurred as of January 1, 2005 and are not necessarily indicative of future results of the combined companies:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(unaudited)	(unaudited)
Net sales	$332,788	$649,269

Income from continuing operations	$16,275	$29,654

Income from continuing operations per share – Basic	$.55	$1.00

Income from continuing operations per share – Diluted	$.54	$.99

15 of 37

7. DISCONTINUED OPERATIONS
As part of its continuing evaluation of its businesses, the Company determined that its thermal processing and strapping businesses no longer provided a strategic fit with its long term growth and operational objectives. On June 16, 2006 and June 30, 2006, in separate transactions, the Company sold certain assets and liabilities of both its strapping and thermal processing businesses, respectively. The proceeds from the sale of the strapping assets were $15,193,000, subject to an adjustment for working capital, and resulted in a pre-tax gain of $5,351,000. The proceeds from the sale of the thermal assets were $136,318,000, subject to an adjustment for working capital, and resulted in a pre-tax loss of $2,613,000.
In January 2005, the Company determined that Milcor was not positioned to obtain a leadership position in its marketplace. We were approached by a market leader from Milcor’s marketplace and on January 27, 2005, the Company sold the net assets of its Milcor subsidiary, which included Portals Plus, for approximately $42,594,000.
In accordance with the Provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for the thermal processing business, the strapping business and Milcor for the current and prior period have been classified as discontinued operations in the condensed consolidated statements of income. Components of the net income from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$37,913	$35,538	$75,631	$76,027
Expenses	32,203	32,268	65,618	68,569

Income from discontinued operations before taxes	$5,710	$3,270	$10,013	$7,485

In connection with the disposal of Milcor, we retained a liability related to a multi-employer pension plan to fund the terminated pensions of the union employees of Milcor. We accrued $59,000 for the termination based on the information that was available at the time of disposal. During the second quarter of 2006, we received notification from the administrator of the plan that we had no further liability to the plan. Accordingly, we reversed the accrual.

16 of 37

8. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the approximate carrying amount of goodwill by reportable segment for the six months ended June 30, 2006 is as follows (in thousands):

	Building	Processed Metal
	Products	Products
	Segment	Segment	Total
Balance as of January 1, 2006	332,029	28,634	360,663
Purchase price adjustments	1,800	(1,640)	160
Goodwill acquired	11,565	—	11,565
Goodwill disposed (Note 7)	—	—	—
Foreign currency translation	179	33	212

Balance as of June 30, 2006	345,573	27,027	372,600

Intangible Assets
At June 30, 2006, intangible assets related to the Company’s acquisitions are included as part of the total other assets on the Company’s condensed consolidated balance sheet and are included in the total assets of the Company’s Building Products segment. Intangible assets at June 30, 2006 are as follows (in thousands):

	Gross Carrying	Accumulated	Estimated
	Amount	Amortization	Life
Trademark / Trade Name	$23,100	$225	2 to 5 years
Unpatented Technology	3,704	436	15 years
Customer Relationships	13,040	1,393	5 years
Non-Competition Agreements	3,010	1,121	5 to 10 years

Balance as of June 30, 2006	$42,854	$3,175

Intangible assets with indefinite useful lives not subject to amortization consist of trademarks and trade names valued at $21,440,000.
Intangible asset amortization expense for the three and six month periods ended June 30, 2006 and 2005 aggregated approximately $609,000 and $1,113,000, and $218,000 and $438,000, respectively.

17 of 37

Amortization expense related to intangible assets for the remainder of fiscal 2006 and the next five years thereafter is as follows (in thousands)

Year Ended December 31,
2006	$1,067
2007	$2,145
2008	$2,017
2009	$1,938
2010	$1,899
2011	$1,799
9. SEGMENT INFORMATION
The Company is organized into two reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:
(i)	Building Products, which primarily includes the processing of sheet steel, aluminum and other materials to produce a wide variety of building and construction products.

(ii)	Processed Metal Products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel and other metals through the application of several different processes to produce high-quality, value-added coiled steel and other metal products to be further processed by customers.

18 of 37

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales
Building products	$239,056	$142,654	$453,800	$261,826
Processed metal products	113,365	110,196	221,258	227,566

	$352,421	$252,850	$675,058	$489,392

Income (loss) from operations
Building products	$40,519	$22,197	$71,792	$32,701
Processed metal products	7,945	7,851	13,763	20,485

Corporate	(10,419)	(5,563)	(21,849)	(12,599)
	$38,315	$24,485	$63,706	$40,587

Depreciation and amortization
Building products	$4,292	$2,577	$8,504	$5,002
Processed metal products	2,302	1,920	4,127	3,473
Corporate	765	490	1,544	822

	$7,359	$4,987	$14,175	$9,297

Capital expenditures (excluding acquisitions)
Building products	$4,998	$1,983	$8,454	$4,496
Processed metal products	723	1,049	1,654	2,518
Corporate	428	472	1,344	1,059

	$6,149	$3,504	$11,452	$8,073

	June 30, 2006	December 31, 2005
	(unaudited)
Total identifiable assets
Building products	$794,615	$730,846
Processed metal products	296,433	232,294

Sub-total	1,091,048	963,140
Corporate *	74,685	241,872

	$1,165,733	$1,205,012

*	includes assets associated with the discontinued operations

19 of 37

10. RELATED PARTY TRANSACTIONS
In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes were payable to the two former owners of Construction Metals and were considered related party in nature due to the former owners’ continuing employment relationship with the Company. These notes were payable in annual principal installments of $2,917,000 per note on April 1, and were satisfied on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. At June 30, 2005 the current portion of these notes aggregated approximately $5,833,000. Interest expense related to these notes was approximately $72,000 and $217,000 for the six months ended June 30, 2006 and 2005, respectively.
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $676,000 and $741,000 for the six months ended June 30, 2006 and 2005, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the six months ended June 30, 2006 and 2005, the Company incurred $1,070,000 and $651,000, respectively, for legal services from these firms. Of the amount incurred, $882,000 and $651,000, was expensed during the six months ended June 30, 2006 and 2005, respectively. $188,000 was capitalized as acquisition costs and deferred debt issuance costs during the six months ended June 30, 2006.
11. BORROWINGS UNDER REVOLVING CREDIT FACILITY
The aggregate borrowing limit under the Company’s revolving credit facility is $300,000,000. At June 30, 2006, the Company had $248,952,000 of availability under the revolving credit facility.
12. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense (in thousands):

	Pension Benefit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$40	$44	$80	$88
Interest cost	30	31	61	62

Net periodic benefit costs	$70	$75	$141	$150

20 of 37

	Other Post Retirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$26	$23	$52	$46
Interest cost	56	53	112	100
Amortization of unrecognized prior service cost	(6)	(5)	(12)	(10)
Loss amortization	28	27	56	54

Net periodic benefit costs	$104	$98	$208	$106

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

21 of 37

Gibraltar Industries, Inc.
Condensed Consolidating Balance Sheets
June 30, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$37,753	$3,392	$—	$41,145
Accounts receivable, net	—	199,294	11,543	—	210,837
Intercompany balances	379,902	(375,506)	(4,396)	—	—
Inventories	—	226,573	6,260	—	232,833
Other current assets	—	16,444	422	—	16,869
Current assets of discontinued operations	—	180	—	—	180

Total current assets	379,902	104,741	17,221	—	501,864

Property, plant and equipment, net	—	221,791	8,546	—	230,337
Goodwill	—	364,755	7,845	—	372,600
Investments in partnerships	—	5,387	—	—	5,387
Other assets	6,436	47,594	1,344	—	55,374
Investment in subsidiaries	349,181	26,620	—	(375,801)	—
Assets of discontinued operations	—	171	—	—	171

	735,519	771,059	34,956	(375,801)	1,165,733

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	—	104,649	5,884	—	110,407
Accrued expenses	2,968	79,979	1,459	—	84,532
Current maturities of long-term debt	—	3,080	—	—	3,080
Current liabilities of discontinued operations	—	4,971	—	—	4,971

Total current liabilities	2,968	192,679	7,343	—	202,990

Long-term debt	200,706	157,734	—	—	358,440
Deferred income taxes	—	64,396	933	—	65,389
Other non-current liabilities	—	7,069	—	—	7,069
Shareholders’ equity	531,845	349,181	26,620	(375,801)	531,845

	$735,519	$771,059	$34,956	$(375,801)	$1,165,733

22 of 37

Gibraltar Industries, Inc.
Condensed Consolidating Balance Sheets
December 31, 2005
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$24,759	$3,770	$—	$28,529
Accounts receivable, net	—	154,864	7,436	—	162,300
Intercompany balances	384,669	(381,419)	(3,250)	—	—
Inventories	—	184,404	5,584	—	189,988
Other current assets	155	19,361	150	—	19,666
Current assets of discontinued operations	—	23,521	—	—	23,521

Total current assets	384,824	25,490	13,690	—	424,004

Property, plant and equipment, net	—	220,993	8,651	—	229,644
Goodwill	—	351,389	9,274	—	360,633
Investments in partnerships	—	6,151	—	—	6,151
Other assets	6,531	48,271	297	—	55,099
Investment in subsidiaries	305,808	24,158	—	(329,966)	—
Assets of discontinued operations	—	129,451	—	—	129,451

	$697,163	$805,903	$31,912	$(329,966)	$1,205,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$77,995	$5,271	$—	$83,266
Accrued expenses	2,538	55,344	1,407	—	58,289
Current maturities of long-term debt	—	2,331	—	—	2,331
Current maturities of related party debt	—	5,833	—	—	5,833
Current liabilities of discontinued operations	—	6,366	163	—	6,529

Total current liabilities	2,538	147,869	6,841	—	157,248

Long-term debt	200,600	252,749	—	—	453,349
Long-term related party debt	—	—	—	—	—
Deferred income taxes	—	90,029	913	—	90,942
Other non-current liabilities	—	6,038	—	—	6,038
Liabilities of discontinued operations		—	3,410	—	3,410
Shareholders’ equity	494,025	305,808	24,158	(329,966)	494,025

	$697,163	$805,903	$31,912	$(329,966)	$1,205,012

23 of 37

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$649,252	$26,703	$(897)	$675,058

Cost of sales	—	513,698	21,761	(897)	534,562

Gross profit	—	135,554	4,942	—	140,496

Selling, general and administrative expense	332	74,456	2,002	—	79,790

Income from operations	(332)	61,098	2,940	—	63,706

Other (income) expense
Interest expense (income)	8,938	5,426	56	—	13,880
Equity in partnerships’ (income) loss and other (income)	—	(548)	—	—	(548)

Total other expense	8,938	4,878	56	—	13,332

Income before taxes	(8,730)	56,220	2,884	—	50,374

Provision for income taxes	(3,405)	21,141	1,144	—	18,880

Income from continuing operations	(5,325)	35,079	1,740	—	31,494

Discontinued operations
(Loss) income discontinued operations before taxes	—	9,954	59	—	10,013
Income tax (benefit) expense	—	3,774	23	—	3,797

(Loss) income from discontinued operations	—	6,180	36	—	6,216

Equity in earnings from subsidiaries	43,035	1,776	—	(44,811)	—

Net income	$37,710	$43,035	$1,776	$(44,811)	$37,710

24 of 37

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2005
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$483,385	$6,828	$(821)	$489,392

Cost of sales	—	393,382	4,990	(821)	397,551

Gross profit	—	90,003	1,838	—	91,841

Selling, general and administrative expense	—	50,492	762	—	51,254

Income from operations	—	39,511	1,076	—	40,587

Other (income) expense
Interest expense	—	6,058	108	—	6,166
Equity in partnerships’ (income) loss and other (income)	—	(351)	—	—	(351)

Total other expense	—	5,707	108	—	5,815

Income before taxes	—	33,804	968	—	34,772

Provision for income taxes	—	12,743	378	—	13,121

Income from continuing operations	—	21,061	590	—	21,651

Discontinued operations (Loss) income discontinued operations before taxes	—	8,009	(524)	—	7,485
Income tax (benefit) expense	—	3,123	(204)	—	2,919

(Loss) income from discontinued operations	—	4,886	(320)	—	4,566

Equity in earnings from subsidiaries	26,217	270	—	(26,487)	—

Net income	$26,217	$26,217	$270	$(26,487)	$26,217

25 of 37

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in continuing operations	$(2,828)	$(9,039)	$(1,205)	$—	$(13,072)
Net cash provided by discontinued operations	—	7,220	—	—	7,220

Net cash used in operating activities	(2,828)	(1,819)	(1,205)	—	(5,852)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired		—	(13,206)	—	(13,206)
Purchases of property, plant and equipment	—	(11,357)	(95)	—	(11,452)
Net proceeds from sale of property and equipment	—	115	—	—	115
Net proceeds from sale of businesses	—	151,511	—	—	151,511

Net cash provided by (used in) investing activities from continuing operations	—	127,063	(95)	—	126,968
Net cash used in investing activities for discontinued operations	—	(3,189)	—	—	(3,189)

Net cash provided by (used in) investing activities	—	123,874	(95)	—	123,779

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(112,960)	—	—	(112,960)
Proceeds from long-term debt		—	10,000	—	10,000
Intercompany financing	5,160	6,082	922	—	—
Payment of deferred financing costs	(237)	(19)	—	—	(256)
Net proceeds from issuance of common stock	764	—	—	—	764
Payment of dividends	(2,974)	—	—	—	(2,974)
Tax benefit from stock options	115	—	—	—	115

Net cash (used in) provided by financing activities	(2,828)	(109,061)	922	—	(105,311)

Net increase (decrease) in cash and cash equivalents	—	12,994	(378)	—	12,616

Cash and cash equivalents at beginning of year	—	24,759	3,770	—	28,529

Cash and cash equivalents at end of year	$—	$37,753	$3,392	$—	$41,145

26 of 37

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2005
(in thousands)

			Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.		Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by (used in) continuing operations		$327	$(4,373)	$(557)	$—	$(4,603)
Net cash provided by (used in) discontinued operations		—	9,009	(486)	—	8,523

Net cash provided by (used in) operating activities		327	(4,636)	(1,043)	—	3,920

CASH FLOWS FROM INVESTING ACTIVITIES

Net proceeds from sale of business		—	42,594	—	—	42,594
Purchases of property, plant and equipment		—	(8,056)	(17)	—	(8,073)
Net proceeds from sale of property and equipment		—	6	243	—	249

Net cash provided by investing activities from continuing operations		—	34,544	226	—	34,770
Net cash (used in) provided by investing activities for discontinued operations			(2,312)	397	—	(1,915)

Net cash provided by investing activities		—	32,232	623	—	32,855

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction		—	(47,430)	—	—	(47,430)
Proceeds from long-term debt		—	10,000	—	—	10,000
Intercompany financing		1,965	1,660	(3,625)	—	—
Payment of deferred financing costs		—	920	—	—	(920)
Net proceeds from issuance of common stock		520	—	—	—	520
Payment of dividends		(2,970)	—	—	—	(2,970)
Tax benefit from stock options		158	—	—	—	158

Net cash used in financing activities		(327)	(36,690)	(3,625)	—	(40,642)

Net increase (decrease) in cash and cash equivalents		—	178	(4,045)	—	(3,867)

Cash and cash equivalents at beginning of year			6,353	4,539	—	10,892

Cash and cash equivalents at end of year	$		$6,531	$494	$—	$7,025

27 of 37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.
Executive Summary
The condensed consolidated financial statements present the financial condition of the Company as of June 30, 2006 and December 31, 2005, and the condensed consolidated results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows of the Company for the six months ended June 30, 2006 and 2005.
The Company is organized into two reportable segments – Building Products and Processed Metal Products. The Company also held equity positions in two joint ventures as of June 30, 2006.
The Building Products segment processes primarily sheet steel, aluminum and other materials to produce a wide variety of building and construction products. This segment’s products are sold to major retail home centers, such as The Home Depot, Lowe’s, Menards and Wal-Mart, wholesale distributors, and metal service centers.
The Processed Metal Products segment produces a wide variety of cold-rolled strip steel products, coated sheet steel products and powdered metal products. This segment primarily serves the automotive industry’s leaders, such as General Motors, Ford, DaimlerChrysler and Honda. This segment also serves the automotive supply and commercial and residential metal building industries, as well as the power and hand tool and hardware industries.
As part of its continuing evaluation of its businesses, the Company determined that its thermal processing and strapping businesses no longer provided a strategic fit with its long-term growth and operational objectives. During the second quarter of 2006 the Company sold certain net assets of its thermal processing business, which had previously been reported as a separate segment, and certain net assets of its strapping business, which had previously been reported in the processed metals segment. As discussed in note 7 to the condensed consolidated financial statements, the historical results of these businesses have been reclassified as discontinued operations.
The following table sets forth the Company’s net sales by reportable segment for the three and six months ending June 30, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales
Building products	$239,056	$142,654	$453,800	$261,826
Processed metal products	113,365	110,196	221,258	227,566

Total consolidated net sales	$352,421	$252,850	$675,058	$489,392

28 of 37

Results of Operations
Consolidated
Net sales increased by approximately $99.6 million, or 39.4% to $352.4 million for the quarter ended June 30, 2006, from net sales of $252.9 million for the quarter ended June 30, 2005. Net sales increased by approximately $185.7 million, or 37.9% to $675.1 million for the six months ended June 30, 2006, from net sales of $489.4 million for the six months ended June 30, 2005. The increase in net sales for the quarter was primarily due to the addition of net sales of AMICO (acquired October 3, 2005) which contributed approximately $93.6 million in additional net sales and SCM Asia (acquired September 15, 2005) which contributed $1.3 million in additional net sales. The remaining increase results primarily from increased product shipping volumes combined with higher selling prices. The increase in the net sales for the six months ended June 30, 2006 was primarily due to the addition of net sales of AMICO which contributed approximately $182.8 million in additional net sales and SCM Asia which contributed $2.2 million in additional net sales. The remaining increase results primarily from increased product shipping volumes combined with higher selling prices in the building products segment, which offset a decline in net sales in the processed metal products segment, a function of competitive pressures in the strip steel market.
Gross profit as a percentage of net sales increased to 21.9 % for the quarter ended June 30, 2006, from 19.4% for the quarter ended June 30, 2005. Gross profit margins increased to 20.8% for the six months ended June 30, 2006, from 18.8% for the same period in 2005. These increases were the result of reductions in material costs, the recovery of material cost increases the Company experienced in 2005 through increased selling prices and the acquisition of AMICO, which provided slightly higher margins. The increase in gross margins for both the three and six month periods ended June 30, 2006 were partially offset by increases in transportation expenses and utility costs as a percentage of net sales, as compared to the same periods in the prior year.
Selling, general and administrative expenses increased to $39.0 million during the second quarter of 2006 from $24.6 million in the same quarter of 2005, an increase of approximately $14.3 million, or 58.0%. Selling, general and administrative expenses for the six months ended June 30, 2006 increased to $76.8 million from $51.3 million for the same period in 2005, an increase of $25.5 million or approximately 49.8%. The primary reason for the increase in the three month period is the acquisition of AMICO, which resulted in an additional $7.2 million of costs. The remainder of the increase was the result of several items including increased expenses related to compensation of approximately $2.0 million, $0.7 million in professional services, $0.6 million in advertising, $0.6 million in bad debts and $0.4 million in information system cost increases. The primary reason for the increase in the six month period is the acquisition of AMICO, which resulted in an additional $13.8 million of costs. The remainder of the increase was the result of several items including increased expenses related to compensation of approximately $3.4 million, $2.3 million in bad debts, $1.0 million in professional services and $0.6 million in information system cost increases. As a result, selling, general and administrative expenses as a percentage of net sales increased to 11.1% from 9.7% and to 11.4% from 10.5% for the three and six month periods, respectively.
As a result of the above, income from operations as a percentage of net sales for the quarter ended June 30, 2006 increased to 10.9% from 9.7% for the same period in 2005. Income from operations for the six months ended June 30, 2006 increased to 9.4% from 8.3% for the comparable period last year.

29 of 37

Interest expense increased by approximately $4.1 million for the quarter ended June 30, 2006 to $7.1 million from $3.0 million for the quarter ended June 30, 2005. Interest expense increased by approximately $7.7 million for the six months ended June 30, 2006 to $13.9 million from $6.2 million for the six months ended June 30, 2005. This increase was due to primarily to the higher average borrowings in 2006 caused by the acquisition of AMICO in October 2005, and higher overall interest rates compared to the same periods in the prior year, primarily the result of higher market interest rates and the issuance of the 8% Senior Subordinated Notes in December 2005.
As a result of the above, income from continuing operations before taxes increased by $6.3 million to $19.8 million for the quarter ended June 30, 2006 and $9.8 million to $31.5 million for the six months ended June 30, 2006, compared to the same periods in 2005.
Income taxes for continuing operations for the quarter and six months ended June 30, 2006 approximated $11.3 million and $18.9 million, respectively and were based on an expected annual tax rate of 37.9% compared to 39.0% in 2005. The income tax rate during the second quarter of 2006 was impacted by a change in Texas law which resulted in a decrease in tax expense of $0.5 million. The income tax during the second quarter of 2005 was impacted due to a change in Ohio law which resulted in a decrease in tax expense of $0.4 million.
Income from discontinued operations for the quarter and six months ended June 30, 2006 reflects a net gain of $1.8 million from the disposal of the thermal processing and strapping businesses.
The following provides further information by segment:
Building Products
Net sales in the quarter ended June 30, 2006 increased to $239.1 million, or 67.8%, from net sales of $142.7 million in the second quarter of 2005. Net sales increased to $453.8 million for the six months ended June 30, 2006 from net sales of $261.8 million for the same period in 2005, an increase of $192.0 million or 73.3%. Excluding the impact of the acquisition of AMICO (acquired in October 2005), sales increased 1.9% and 3.5% for the three and six months ended June 30, 2006, respectively, when compared to the same period in 2005. The increase in net sales during both periods, excluding the effect of the acquisition of AMICO, was due to increased selling prices and volumes.
Income from operations as a percentage of net sales increased to 16.9% for the quarter ended June 30, 2006 from 15.6% a year ago. For the six months ended June 30, 2006, income from operations as a percentage of net sales increased to 15.8% from 12.5% for the same period in 2005. The increase in operating margins in the quarter were primarily due to a 3.6% decrease in material costs, partially offset by a 2.2% increase in labor costs, and a 0.4% increase in transportation costs as a percentage of sales. The increase in operating margin for the six months was primarily the result of a 3.7% reduction in material costs as a percentage of sales.
Processed Metal Products
Net sales increased by approximately $3.2 million, or 2.9%, to $113.4 million for the quarter ended June 30, 2006, from net sales of $110.2 million for the quarter ended June 30, 2005. Net sales decreased by approximately $6.3 million, or 2.8%, to $221.3 million for the six months ended June 30, 2006 from net sales of $227.6 million for the same period in 2005. The increases in net sales for the quarter was driven by increased net sales in our powdered metal products business, a result of increased selling prices due to the increase in the market price of copper, as well as increased volumes. The decrease in net sales for the six months was primarily a function of decreases in selling prices and volume reductions in our strip steel business, primarily due to competitive pressures. The decrease in net sales was partially offset by increased net sales in our powdered metal products business, a result of increased selling prices due to the increase in the market price of copper, as well as increased volumes.

30 of 37

Income from operations as a percentage of net sales remained relatively consistent at 7.0% of net sales for the quarter ended June 30, 2006 compared to 7.1% in the second quarter a year ago. For the six months ended June 30, 2006, income from operations as a percentage of net sales decreased to 6.2% from 9.0% for the comparable 2005 period. The decrease in operating margin in the quarter was due primarily to small increases in transportation, utilities and labor cost, partially offset by a decrease in material costs as a percentage of sales. The decrease in operating margin for the six months was due primarily to a 1.3% increase in material costs along with small increases in transportation and labor costs as a percentage of sales.
Outlook
The outlook for the quarter ended September 30, 2006 is favorable in comparison to the quarter ended September 30, 2005. The third quarter is historically one of the seasonally strongest periods of the Company’s fiscal cycle. The Company believes it is positioned to benefit from many of its internal growth initiatives and cost reduction programs, as well as the many operational improvements recently put in place.
In 2006, the Company will realize a full year’s worth of sales and earnings from the 2005 acquisitions of AMICO, SCM Asia, Gutter Helmet and American Wilcon, along with sales and earnings from the 2006 acquisitions of Home Impressions and Steel City.
Liquidity and Capital Resources
The Company’s principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.
The Company’s shareholders’ equity increased by approximately $37.8 million or 7.7%, to $531.8 million, at June 30, 2006. This increase in shareholder’s equity was primarily due to net income of $37.7 million, equity compensation of $1.5 million, an increase in the market value of our interest rate swaps of $1.5 million, the receipt of $0.8 million from the exercise of stock options, partially offset by the declaration of approximately $3.0 million in shareholder dividends, and a $0.8 million reduction in the foreign currency translation adjustment.
During the first six months of 2006, the Company’s working capital (inclusive of the impact of working capital acquired with Home Impressions and Steel City) increased by approximately $32.1 million, or 12.0%, to approximately $298.9 million. This increase in working capital was primarily the result of increases in cash, accounts receivable and inventories of $12.6 million, $48.5 million and $42.4 million, respectively. These increases in current assets were offset by increases in accounts payable and accrued expenses which aggregated $52.4 million.
Net cash used by continuing operating activities for the six months ended June 30, 2006 was approximately $13.1 million and was primarily the result of income from continuing operations of $31.5 million combined with depreciation and amortization of $14.2 million, increases in accounts receivable, inventories, and accounts payable of $49.3 million, $37.8 million and $23.7, respectively. The working capital increases are necessary to prepare for the traditionally strong selling season of the Company.
During June 2006, the Company sold the assets of its thermal processing and strapping businesses for approximately $151.5 million. The cash generated from these dispositions was used to purchase the outstanding stock of Home Impressions, Inc. and acquire certain assets from Steel City Hardware, LLC for approximately $13.2 million, fund capital expenditures of $11.5 million, repay approximately $103.0 million of our long-term debt, and pay dividends of $3.0 million.

31 of 37

Senior credit facility and senior subordinated notes
The Company’s credit agreement provides a revolving credit facility, which expires in December 2010, and a term loan, which is due in December 2012. The revolving credit facility of up to $300.0 million and the term loan of $230.0 million are secured with the Company’s accounts receivable, inventories and personal property and equipment. At June 30, 2006, the Company had used approximately $35.0 million of the revolving credit facility and had letters of credit outstanding of $16.0 million, resulting in $250.0 million in availability. Borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 6.17% at June 30, 2006. At June 30, 2006, the term loan balance was $125.0 million. Borrowings under the term loan carry interest at LIBOR plus a fixed rate. The rate in effect on June 30, 2006 was 6.78%.
The Company’s $204.0 million of 8% senior subordinated notes were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% notes include, without limitation, restrictions on indebtedness liens, distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends and other restricted payments. Prior to December 1, 2008, up to 35% of the 8% notes are redeemable at the option of the Company from the proceeds of an equity offering at a premium of 108% of the face value, plus accrued and unpaid interest. After December 1, 2010 the notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the notes agreement), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.
The Company’s various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. At June 30, 2006 the Company was in compliance with terms and provisions of all of its financing agreements.
For the third quarter and remainder of 2006, the Company continues to focus on maximizing positive cash flow, working capital management and debt reduction. As of June 30, 2006, the Company believes that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.
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

32 of 37

The Company tests its indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its implied fair value.
There have been no other changes in critical accounting policies in the current year from those described in our 2005 Form 10-K.
Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, in July 2006. FIN 48 creates a single model to address uncertainty in tax positions by proscribing a minimum recognition threshold that a tax position is required to meet, and scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for the Company in the first quarter of 2007. The Company has not determined what impact, if any, that this Interpretation will have on its consolidated financial position or results of operations.
Related Party Transactions
In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes were payable to the two former owners of Construction Metals and were considered related party in nature due to the former owners’ employment relationship with the Company. These notes were payable in annual principal installments of $2,917,000 per note on April 1, and were satisfied on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. At June 30, 2005 the current portion of these notes aggregated approximately $5,833,000. Interest expense related to these notes was approximately $72,000 and $217,000 for the six months ended June 30, 2006 and 2005, respectively.
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $676,000 and $741,000 for the six months ended June 30, 2006 and 2005, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the six months ended June 30, 2006 and 2005, the Company incurred $1,070,000 and $651,000, respectively, for legal services from these firms. Of the amount incurred, $882,000 and $651,000, was expensed during the six months ended June 30, 2006 and 2005, respectively. $188,000 was capitalized as acquisition costs and deferred debt issuance costs during the six months ended June 30, 2006.

33 of 37

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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk and interest rate risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. There have been no material changes to the Company’s exposure to market risk or interest rate risk since December 31, 2005.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report. The Company’s Chief Executive Officer and Chairman of the Board, President, and Executive Vice President, Chief Financial Officer, and Treasurer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chairman of the Board, President, Executive Vice President, Chief Financial Officer, and Treasurer, have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Controls
The Company converted its existing legacy manufacturing and accounting systems to an integrated ERP system at two of its subsidiaries during the quarter ended June 30, 2006. The completion of this system implementation at these subsidiaries should enhance our internal controls as follows:
a.	The Syteline ERP system will reduce the number of platforms used to record, summarize and report results of operations and financial position; integrate various databases into consolidated files; and reduce the number of manual processes employed by the Company;

b.	The Company has designed new processes and implemented new policies and procedures in connection with the conversion.

34 of 37

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          Not applicable.
Item 1A. Risk Factors
          There is no change to the risk factors disclosed in our 2005 annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Not applicable.
Item 3. Defaults Upon Senior Securities.
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
          Not applicable.
Item 5. Other Information.
          Not applicable.

35 of 37

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

36 of 37

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
Date: August 9, 2006

37 of 37