Form 10-Q
period 2006-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2006-11-09
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
As of November 3, 2006, the number of common shares outstanding was: 29,839,041.

GIBRALTAR INDUSTRIES, INC.
INDEX

		PAGE
		NUMBER
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Income For the Three and Nine Months Ended September 30, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION	37-39
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

2 of 39

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,804	$28,529
Accounts receivable, net	193,818	162,300
Inventories	263,932	189,988
Other current assets	15,900	19,666
Current assets of discontinued operations	—	23,521

Total current assets	486,454	424,004

Property, plant and equipment, net	232,040	229,644
Goodwill	367,220	360,663
Investments in partnerships	4,840	6,151
Other assets	61,194	55,099
Assets of discontinued operations	—	129,451

	$1,151,748	$1,205,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$98,997	$83,266
Accrued expenses	69,055	59,289
Current maturities of long-term debt	2,335	2,331
Current maturities of related party debt	—	5,833
Current liabilities of discontinued operations	—	6,529

Total current liabilities	170,387	157,248

Long-term debt	357,516	453,349
Deferred income taxes	68,255	90,942
Other non-current liabilities	6,951	6,038
Liabilities of discontinued operations	—	3,410
Shareholders’ equity:
Preferred stock, $.01 par value; authorized:
10,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,881,641 and 29,734,986 shares in 2006 and 2005, respectively	299	298
Additional paid-in capital	215,276	216,897
Retained earnings	331,358	280,116
Unearned compensation	—	(5,153)
Accumulated other comprehensive loss	1,706	1,867

	548,639	494,025

Less: cost of 42,600 and 41,100 common shares held in treasury in 2006 and 2005	—	—

Total shareholders’ equity	548,639	494,025

	$1,151,748	$1,205,012

See accompanying notes to condensed consolidated financial statements

3 of 39

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$336,471	$247,771	$1,011,529	$737,163

Cost of sales	266,660	200,193	801,222	597,744

Gross profit	69,811	47,578	210,307	139,419
Selling, general and administrative expense	33,679	26,353	110,469	77,607

Income from operations	36,132	21,225	99,838	61,812

Other (income) expense:
Equity in partnerships’ loss (income) and other income	103	820	(445)	469
Interest expense	6,422	2,657	20,302	8,823

Total other expense	6,525	3,477	19,857	9,292

Income before taxes	29,607	17,748	79,981	52,520

Provision for income taxes	11,278	6,922	30,158	20,043

Income from continuing operations	18,329	10,826	49,823	32,477

Discontinued operations:
(Loss) income from discontinued operations before taxes	(555)	1,694	9,458	9,179
Income tax (benefit) expense	(222)	661	3,575	3,580

(Loss) income from discontinued operations	(333)	1,033	5,883	5,599

Net income	$17,996	$11,859	$55,706	$38,076

Net income per share — Basic:
Income from continuing operations	.62	.37	1.68	$1.10
(Loss) income from discontinued operations	(.01)	$.03	$.20	$.19

Net income	$.61	$.40	$1.88	$1.29

Weighted average shares outstanding – Basic	29,747	29,622	29,691	29,560

Net income per share - Diluted:
Income from continuing operations	.61	.37	1.66	$1.09
Loss income from discontinued operations	(.01)	$.03	$.20	$.19

Net income	$.60	$.40	$1.86	$1.28

Weighted average shares outstanding – Diluted	30,040	29,831	29,993	29,789

See accompanying notes to condensed consolidated financial statements

4 of 39

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities
Net income	$55,706	$38,076
Income from discontinued operations	5,883	5,599

Income from continuing operations	49,823	32,477
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,024	13,564
Provision for deferred income taxes	—	(51)
Equity in partnerships’ loss	400	554
Distributions from partnerships	909	850
Stock compensation expense	2,192	900
Other noncash adjustments	783	74
Increase (decrease) in cash resulting from changes in (net of acquisitions):
Accounts receivable	(32,598)	(29,700)
Inventories	(68,872)	32,572
Other current assets and other assets	2,388	(93)
Accounts payable	12,264	4,139
Accrued expenses and other non-current liabilities	(18,225)	(10,898)

Net cash (used in) provided by continuing operations	(30,912)	44,388
Net cash provided by discontinued operations	6,750	14,682

Net cash (used in) provided by operating activities	(24,162)	59,070

Cash flows from investing activities
Acquisitions, net of cash acquired	(13,206)	(27,582)
Purchases of property, plant and equipment	(17,057)	(11,795)
Net proceeds from sale of property and equipment	388	396
Net proceeds from sale of businesses	151,511	42,594

Net cash provided by investing activities from continuing operations	121,636	3,613
Net cash used in investing activities from discontinued operations	(3,319)	(3,302)

Net cash provided by investing activities	118,317	311

Cash flows from financing activities
Debt payments	(114,292)	(182,320)
Proceeds from long-term debt	9,604	125,589
Payment of deferred financing costs	(569)	(1,477)
Payment of dividends	(4,464)	(4,453)
Net proceeds from issuance of common stock	1,174	779
Tax benefit from stock options	167	158

Net cash used in financing activities for continuing operations	(108,380)	(61,724)
Net cash used in financing activities from discontinued operations	(1,500)	(400)

Net cash used in financing activities	(109,880)	(62,124)

Net decrease in cash and cash equivalents	(15,725)	(2,743)

Cash and cash equivalents at beginning of year	28,529	10,892

Cash and cash equivalents at end of period	$12,804	$8,149

See accompanying notes to condensed consolidated financial statements

5 of 39

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements as of September 30, 2006 and 2005 have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 have been included.
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
The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.
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

6 of 39

The Management Stock Purchase Plan (MSPP) was approved by the shareholders in conjunction with the adoption of the 2005 Equity Incentive Plan. The MSPP provides participants the ability to defer up to 50% of their annual bonus under the Management Incentive Compensation Plan. The deferral is converted to restricted stock units and credited to an account along with a match equal to the deferral amount. The account is converted to cash at the current value of the Company’s stock and payable to the participants upon their termination from employment with the Company. The matching portion is payable only if the participant has reached their sixtieth birthday. If a participant terminates prior to age 60, the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the rate of the then current 10 year U. S. Treasury note. The account is then paid out in five equal annual cash installments.
During the nine months ended September 30, 2006, the Company issued 6,000 restricted shares, 167,125 restricted stock units, and granted 174,052 non-qualified stock options. At September 30, 2006, 1,508,364 shares were available for issuance under this plan. Of this amount, 899,839 are available for restricted units and 900,000 are available for incentive stock options. The Company recognized compensation expense in connection with the vesting of stock options and the lapse of restrictions on restricted shares and restricted units issued under the 2005 Equity Incentive Plan in the amounts of $2,050,000 and $713,000 in the nine months ended September 30 , 2006 and 2005, respectively.
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
The Company has a restricted stock plan and has reserved for issuance 375,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. Shares of restricted stock issued under this plan vest on a straight-line basis over a period of 5 to 10 years. No shares were issued under this Plan in 2006 or 2005. On May 22, 2006 the Company terminated this plan. The termination of this plan did not modify, amend or otherwise affect the terms of any outstanding awards on the date of the plan’s termination. The Company recognized compensation expense of $142,000 and $151,000, respectively in connection with the lapse of restrictions on restricted stock in the nine months ended, September 30, 2006 and 2005, respectively.

7 of 39

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options was $10.15 for options granted during the nine months ended September 30, 2006. The weighted average fair value of the options issued during the nine months ended September 30, 2005 was $8.34. The following table provides the weighted average assumptions used to value stock options during the nine months ended September 30, 2006 and 2005:

	Fair	Expected	Stock	Risk-free	Dividend
	value	life	Volatility	interest rate	yield
2006 Grants	$10.15	6.25 Years	39.3%	4.7%	0.8%
2005 Grant	$8.34	5.0 Years	42.5%	3.9%	1.0%
The fair value of restricted stock units granted was based on the grant date market price. During the nine months ended September 30, 2006, 97,027 restricted stock units were granted with a weighted average grant date fair value of $24.29 per share. These awards vest ratably over three to four years.
The fair value of restricted stock units held in the MSPP equals the market value of our common stock on the last day of the period. During the nine months ended September 30, 2006, 70,098 restricted stock units were credited to participant accounts. At September 30, 2006, the market value of our common stock was $22.18 per share.

8 of 39

The table below reflects income from continuing operations and income per share from continuing operations for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended September 30, 2005 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from continuing operations, as reported for the prior period(1)	N/A	$10,826	N/A	$32,477
Equity-based compensation expense, net of tax included in income as reported in prior period (2)	N/A	335	N/A	549

Equity-based compensation expense, net of tax(3)	$343	$(339)	$1,370	$(553)

Income from continuing operations including the effect of equity-based compensation expense(4)	$18,329	$10,822	$49,823	$32,473

Income from continuing operations per share:
Basic – as reported for the prior period(1)	$.62	$.37	$1.68	$1.10

Basic – including the effect of equity-based compensation expense(4)	$.62	$.37	$1.68	$1.10

Diluted – as reported for the prior period(1)	$.61	$.37	$1.66	$1.09

Diluted – including the effect of equity- based compensation expense(4)	$.61	$.37	$1.66	$1.09

(1)	Income from continuing operations and income from continuing operations per share prior to 2006 did not include equity-based compensation expense for stock options.

(2)	Income from continuing operations and income from continuing operations per share prior to 2006 included equity-based compensation expense for restricted shares and restricted share units.

(3)	Equity-based compensation expense prior to 2006 is calculated based upon the pro forma application of SFAS No. 123.

(4)	Income from continuing operations and income from continuing operations per share prior to 2006 represent pro forma information based on SFAS No.123.

9 of 39

The following table summarizes the ranges of outstanding and exercisable options at September 30, 2006:

		Weighted average
		remaining	Weighted		Weighted
Range of	Options	contractual life in	average	Options	average
Exercise prices	outstanding	years	exercise price	exercisable	exercise price
$ 9.38 - $10.42	73,622	3.1	$9.76	73,622	$9.76
$14.50 - $15.00	118,625	1.2	$14.82	118,625	$14.82
$20.52 - $23.78	233,585	9.7	$22.79	14,890	$20.54
The following table summarizes information about stock option transactions:

			Weighted
		Weighted average	average	Aggregate
	Options	exercise price	remaining life	intrinsic value
Balance at January 1, 2006	383,426	$13.70
Granted	174,025
Exercised	(120,655)
Forfeited	(10,964)

Balance at September 30, 2006	425,832	$18.32	6.1	$2,118,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the $22.18 per share market price of the Company’s common stock as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of exercisable options as of September 30, 2006 was $2,118,000.
The following table summarizes information about restricted stock:

Restricted
Stock
Balance at January 1, 2006	77,000
Granted	6,000
Vested	(10,500)
Forfeited	(1,500)

Balance at September 30, 2006	71,000

The following table summarizes information about restricted stock units:

Restricted
Stock Units
Balance at January 1, 2006	283,036
Granted	167,125
Vested	—
Forfeited	—

Balance at September 30, 2006	450,161

As of September 30, 2006, there was $8,488,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted share units. That cost is expected to be recognized over a weighted average period of 1.9 years.

10 of 39

3. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
The changes in shareholders’ equity and comprehensive income consist of (in thousands):

				Additional			Accumulated			Total
	Comprehensive	Common Stock		Paid-In	Retained	Unearned	Other Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Compensation	Income	Shares	Amount	Equity
Balance at January 1, 2006		29,694	$298	$216,897	$280,116	$(5,153)	$1,867	41	$—	$494,025

Cumulative effect of adoption of SFAS 123(r)	—	—		(5,153)		5,153	—	—	—	—

Comprehensive income:
Net income	$55,706	—	—	—	55,706	—	—	—	—	55,706
Other comprehensive income (loss):
Foreign currency translation adjustment	(704)	—	—	—	—	—	—	—	—	—
Unrealized gain on interest rate swaps, net of tax of $223	543	—	—	—	—	—	—	—	—	—

Other comprehensive income	(161)	—	—	—	—	—	(161)	—	—	(161)

Total comprehensive income	$55,545

Issuance of restricted shares		26	—	—	—	—	—	—	—	—
Equity based compensation expense		—	—	2,192	—	—	—	—	—	2,192
Stock options exercised and other		119	1	1,173	—	—	—	—	—	1,174
Tax benefit from exercise of stock options		—	—	167	—	—	—	—	—	167
Cash dividends — $.15 per share		—	—	—	(4,464)	—	—	—	—	(4,464)
Forfeiture of restricted stock		—	—	—	—		—	2	—	—

Balance at September 30, 2006		29,839	$299	$215,276	$331,358	$—	$1,706	43	$—	$548,639

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

		Minimum	Unrealized	Accumulated
	Foreign currency	pension	gain/(loss) on	other
	translation	liability	interest rate	comprehensive
	adjustment	adjustment	swaps	loss
Balance at January 1, 2006	$2,435	$(30)	$(538)	$1,867
Current period change	(704)	—	543	(161)

Balance at September 30, 2006	$1,731	$(30)	$5	$1,706

Total comprehensive income for the three and nine months ended September 30, 2006, was $17,118,000 and $55,545,000, respectively and for the three and nine months ended September 30, 2005 was $12,556,000 and $38,683,000, respectively.
Dividends of $.05 per share were declared in the three months ended September 30, 2006 and 2005 and $.15 per share in the nine months ended September 30, 2006 and 2005.

11 of 39

4. INVENTORIES
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw material	$123,043	$87,888
Work-in process	46,377	32,251
Finished goods	94,512	69,849

Total inventories	$263,932	$189,988

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
The following table sets forth the computation of basic and diluted earnings per share as of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Income available to common stockholders from continuing operations	$18,329 ,000	$10,826,000	$49,823,000	$32,477,000

Weighted average shares outstanding	29,747,231	29,621,946	29,690,616	29,599,655

Denominator for diluted income per share:
Weighted average shares outstanding Common stock options and restricted stock	292,359	209,014	302,434	189,710

Weighted average shares and conversions	30,039,590	29,830,960	29,993,050	29,789,365

12 of 39

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
The aggregate purchase consideration for the acquisition of SCM Asia was approximately $7,631,000 in cash, a seller note, and acquisition costs. The seller note of $1,000,000 was satisfied in September 2006. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation. The identifiable intangible assets consisted of a non-compete agreement with a value of $645,000 (7 year estimated useful life) and unpatented technology of $715,000 (5 year estimated useful life). The excess consideration over fair value was recorded as goodwill and aggregated approximately $3,056,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follow (in thousands):

Working capital	$681
Property, plant and equipment	2,160
Other assets	374
Intangible assets	1,360
Goodwill	3,056

$7,631

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
The aggregate purchase consideration for the acquisition of AMICO was approximately $240,871,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation. The identifiable intangible assets consisted of trademark with a value of $25,000,000 (indefinite useful life), customer relationships with a value of $11,300,000 (13 year estimated useful life), and unpatented technology with a value of $2,400,000 (10 year estimated useful life). The excess consideration over fair value was recorded as goodwill and aggregated approximately $110,490,000 none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

13 of 39

Working capital	$66,250
Property, plant and equipment	55,151
Other long term liabilities, net	(29,720)
Intangible assets	38,700
Goodwill	110,490

$240,871

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
The aggregate initial consideration was approximately $12,468,000 which consisted of $9,607,000 in cash and the assumption of $2,861,000 notes payable, including direct acquisition costs, with the final purchase price subject to adjustment for operating results through May 2009. The initial purchase price has been allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values. A final valuation is expected to be completed during the fourth quarter of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $9,606,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets and liabilities assumed is as follows (in thousands):

Working capital	$1,619
Property, plant and equipment	1,243
Goodwill	9,606

$12,468

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
The aggregate initial consideration was approximately $5,000,000, subject to adjustment for working capital and direct acquisition costs. The initial purchase price has been allocated to the assets acquired based upon a preliminary valuation of respective fair market values. A final valuation is expected to be completed during the fourth quarter of 2006. The excess consideration over fair value was recorded as goodwill and aggregated approximately $1,926,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets and liabilities assumed is as follows (in thousands):

Working capital	$2,617
Property, plant and equipment	457
Goodwill	1,926

$5,000

14 of 39

The following unaudited pro forma financial information presents the combined results of operations as if the AMICO acquisition had occurred on January 1, 2005. The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisition occurred as of January 1, 2005 and are not necessarily indicative of future results of the combined companies (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(unaudited)	(unaudited)
Net sales	$327,709	$976,978

Income from continuing operations	$16,039	$45,693

Income from continuing operations per share – Basic	$.54	$1.55

Income from continuing operations per share – Diluted	$.54	$1.53

15 of 39

7. DISCONTINUED OPERATIONS
As part of its continuing evaluation of its businesses, the Company determined that its thermal processing and strapping businesses no longer provided a strategic fit with its long-term growth and operational objectives. On June 16, 2006 and June 30, 2006, in separate transactions, the Company sold certain assets and liabilities of both its strapping and thermal processing businesses, respectively. The proceeds from the sale of the strapping assets were $15,193,000, subject to an adjustment for working capital, and resulted in a pre-tax gain of $5,351,000. The proceeds from the sale of the thermal assets were $136,318,000 and resulted in a pre-tax loss of $2,613,000.
In January 2005, the Company determined that Milcor was not positioned to obtain a leadership position in its marketplace. We were approached by a market leader from Milcor’s marketplace and on January 27, 2005, the Company sold the net assets of its Milcor subsidiary, which included Portals Plus, for approximately $42,594,000.
In accordance with the Provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for the thermal processing business, the strapping business and Milcor for the current and prior period have been classified as discontinued operations in the condensed consolidated statements of income. Components of the net income from discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$4,902	$34,368	$80,533	$110,395
Expenses	5,457	32,674	71,075	101,216

(Loss) income from discontinued operations before taxes	$(555)	$1,694	$9,458	$9,179

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

16 of 39

8. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the approximate carrying amount of goodwill by reportable segment for the nine months ended September 30, 2006 are as follows (in thousands):

	Building	Processed Metal
	Products	Products
	Segment	Segment	Total
Balance as of January 1, 2006	$332,029	$28,634	$360,663
Purchase price adjustments	(3,288)	(1,931)	(5,219)
Goodwill acquired	11,532	—	11,532
Foreign currency translation	173	71	244

Balance as of September 30, 2006	$340,446	$26,774	$367,220

Intangible Assets
At September 30, 2006, intangible assets subject to amortization related to the Company’s acquisitions are included as part of the total other assets on the Company’s condensed consolidated balance sheet. Intangible assets at September 30, 2006 are as follows (in thousands):

	Gross Carrying	Accumulated	Estimated
	Amount	Amortization	Life
Trademark / Trade Name	$660	$164	2 to 10 years
Unpatented Technology	4,555	536	5 to 20 years
Customer Relationships	17,340	1,684	3 to 15 years
Non-Competition Agreements	3,010	1,228	5 to 10 years

Balance as of September 30, 2006	$25,565	$3,612

Intangible assets with indefinite useful lives not subject to amortization consist of trademarks and trade names valued at $25,440,000.
Intangible asset amortization expense for the three and nine month periods ended September 30, 2006 and 2005 aggregated approximately $537,000 and $1,650,000, and $223,000 and $661,000, respectively.

17 of 39

Amortization expense related to intangible assets for the remainder of fiscal 2006 and the next five years thereafter is estimated as follows (in thousands)

Year Ended December 31,
2006	$756
2007	$2,322
2008	$2,194
2009	$2,116
2010	$2,053
2011	$1,886
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

18 of 39

     The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales
Building products	$226,351	$149,116	$680,151	$410,942
Processed metal products	110,120	98,655	331,378	326,221

	$336,471	$247,771	$1,011,529	$737,163

Income (loss) from operations
Building products	$34,662	$23,229	$106,454	$55,930
Processed metal products	7,569	4,322	21,332	24,807
Corporate	(6,099)	(6,326)	(27,948)	(18,925)

	$36,132	$21,225	$99,838	$61,812

Depreciation and amortization
Building products	$3,517	$2,235	$12,021	$7,237
Processed metal products	1,552	1,743	5,679	5,216
Corporate	780	289	2,324	1,111

	$5,849	$4,267	$20,024	$13,564

Capital expenditures (excluding acquisitions)
Building products	$4,445	$2,149	$12,899	$6,645
Processed metal products	487	1,154	2,141	3,672
Corporate	673	419	2,017	1,478

	$5,605	$3,722	$17,057	$11,795

	September 30, 2006	December 31, 2005
Total identifiable assets
Building products	$797,153	$730,846
Processed metal products	316,885	232,294

Sub-total	1,114,038	963,140
Corporate *	37,710	241,872

	$1,151,748	$1,205,012

*	includes assets associated with the discontinued operations

19 of 39

10. RELATED PARTY TRANSACTIONS
In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes were payable to the two former owners of Construction Metals and were considered related party in nature due to the former owners’ continuing employment relationship with the Company. These notes were payable in annual principal installments of $2,917,000 per note on April 1, and were satisfied on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. Interest expense related to these notes was approximately $72,000 and $290,000 for the nine months ended September 30, 2006 and 2005, respectively.
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $1,015,000 and $1,079,000 for the nine months ended September 30, 2006 and 2005, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the nine months ended September 30, 2006 and 2005, the Company incurred $1,413,000 and $1,166,000, respectively, for legal services from these firms. Of the amount incurred, $1,116,000 and $841,000, was expensed during the nine months ended September 30, 2006 and 2005, respectively. $297,000 and $325,000 were capitalized as acquisition costs and deferred debt issuance costs during the nine months ended September 30, 2006 and 2005, respectively. $295,000 and $389,000 were included in accounts payable at September 30, 2006 and 2005, respectively.
11. BORROWINGS UNDER REVOLVING CREDIT FACILITY
The aggregate borrowing limit under the Company’s revolving credit facility is $300,000,000. At September 30, 2006, the Company had $252,788,000 of availability under the revolving credit facility.
12. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense (in thousands):
Pension Benefit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$40	$44	$120	$132
Interest cost	30	31	91	93

Net periodic benefit costs	$70	$75	$211	$225

20 of 39

	Other Post Retirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$26	$23	$78	$69
Interest cost	56	53	168	159
Amortization of unrecognized prior service cost	(6)	(5)	(18)	(15)
Loss amortization	28	27	84	81

Net periodic benefit costs	$104	$98	$312	$294

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

21 of 39

Gibraltar Industries, Inc.
Condensed Consolidating Balance Sheets
September 30, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:

Cash and cash equivalents	$—	$9,109	$3,695	$—	$12,804
Accounts receivable, net	—	182,734	11,084	—	193,818
Intercompany balances	379,456	(368,097)	(11,359)	—	—
Inventories	—	257,123	6,809	—	263,932
Other current assets	—	15,610	290	—	15,900

Total current assets	379,456	96,479	10,519	—	486,454

Property, plant and equipment, net	—	223,768	8,272	—	232,040
Goodwill	—	359,633	7,587	—	367,220
Investments in partnerships	—	4,840	—	—	4,840
Other assets	6,575	52,972	1,647	—	61,194
Investment in subsidiaries	368,995	21,837	—	(390,832)	—

	755,026	759,529	28,025	(390,832)	1,151,748

Liabilities and Shareholders’ Equity
Current liabilities:

Accounts payable	—	95,704	3,293	—	98,997
Accrued expenses	5,622	63,051	382	—	69,055
Current maturities of long-term debt	—	2,335	—	—	2,335

Total current liabilities	5,622	161,090	3,675	—	170,387

Long-term debt	200,765	155,043	1,708	—	357,516
Deferred income taxes	—	67,450	805	—	68,255
Other non-current liabilities	—	6,951	—	—	6,951
Shareholders’ equity	548,639	368,995	21,837	(390,832)	548,639

	$755,026	$759,529	$28,025	$(390,832)	$1,151,748

22 of 39

Gibraltar Industries, Inc.
Condensed Consolidating Balance Sheets
December 31, 2005
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$24,759	$3,770	$—	$28,529
Accounts receivable, net	—	154,864	7,436	—	162,300
Intercompany balances	384,669	(381,419)	(3,250)	—	—
Inventories	—	184,404	5,584	—	189,988
Other current assets	155	19,361	150	—	19,666
Current assets of discontinued operations	—	23,521	—	—	23,521

Total current assets	384,824	25,490	13,690	—	424,004

Property, plant and equipment, net	—	220,993	8,651	—	229,644
Goodwill	—	351,389	9,274	—	360,633
Investments in partnerships	—	6,151	—	—	6,151
Other assets	6,531	48,271	297	—	55,099
Investment in subsidiaries	305,808	24,158	—	(329,966)	—
Assets of discontinued operations	—	129,451	—	—	129,451

	$697,163	$805,903	$31,912	$(329,966)	$1,205,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$77,995	$5,271	$—	$83,266
Accrued expenses	2,538	55,344	1,407	—	59,289
Current maturities of long-term debt	—	2,331	—	—	2,331
Current maturities of related party debt	—	5,833	—	—	5,833
Current liabilities of discontinued operations	—	6,366	163	—	6,529

Total current liabilities	2,538	147,869	6,841	—	157,248

Long-term debt	200,600	252,749	—	—	453,349
Long-term related party debt	—	—	—	—	—
Deferred income taxes	—	90,029	913	—	90,942
Other non-current liabilities	—	6,038	—	—	6,038
Liabilities of discontinued operations	—	3,410	—		3,410
Shareholders’ equity	494,025	305,808	24,158	(329,966)	494,025

	$697,163	$805,903	$31,912	$(329,966)	$1,205,012

23 of 39

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$972,799	$40,073	$(1,343)	$1,011,529

Cost of sales	—	770,367	32,198	(1,343)	801,222

Gross profit	—	202,432	7,875	—	210,307

Selling, general and administrative expense	504	107,030	2,935	—	110,469

Income from operations	(504)	95,402	4,940	—	99,838

Other (income) expense
Interest expense	12,596	7,606	100	—	20,302
Equity in partnerships’ income and other (income)	—	(445)	—	—	(445)

Total other expense	12,596	7,161	100	—	19,857

(Loss) income before taxes	(13,100)	88,241	4,840	—	79,981

Provision (benefit) for income taxes	(5,109)	33,435	1,832	—	30,158

(Loss) income from continuing operations	(7,991)	54,806	3,008	—	49,823

Discontinued operations
(Loss) income discontinued operations before taxes	—	9,579	(121)	—	9,458
Income tax (benefit) expense	—	3,622	(47)	—	3,575

(Loss) income from discontinued operations	—	5,957	(74)	—	5,883

Equity in earnings from subsidiaries	63,697	2,934	—	(66,631)	—

Net income	$55,706	$63,697	$2,934	$(66,631)	$55,706

24 of 39

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2005
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$728,510	$9,890	$(1,237)	$737,163

Cost of sales	—	591,511	7,470	(1,237)	597,744

Gross profit	—	136,999	2,420	—	139,419

Selling, general and administrative expense	—	76,547	1,060	—	77,607

Income from operations	—	60,452	1,360	—	61,812

Other (income) expense
Interest expense	—	8,666	157	—	8,823
Equity in partnerships’ loss and other income	—	469	—	—	469

Total other expense	—	9,135	157	—	9,292

Income before taxes	—	51,317	1,203	—	52,520

Provision for income taxes	—	19,574	469	—	20,043

Income from continuing operations	—	31,743	734	—	32,477

Discontinued operations
(Loss) income discontinued operations before taxes	—	11,160	(1,981)	—	9,179
Income tax (benefit) expense	—	4,352	(772)	—	3,580

(Loss) income from discontinued operations	—	6,808	(1,209)	—	5,599

Equity in earnings (loss) from subsidiaries	38,076	(475)	—	(37,601)	—

Net income (loss)	$38,076	$38,076	$(475)	$(37,601)	$38,076

25 of 39

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in continuing operations	$(2,050)	$(25,359)	$(3,503)	$—	$(30,912)
Net cash provided by discontinued operations	—	6,750	—	—	6,750

Net cash used in operating activities	(2,050)	(18,609)	(3,503)	—	(24,162)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	—	(13,206)	—		(13,206)
Purchases of property, plant and equipment	—	(16,918)	(139)	—	(17,057)
Net proceeds from sale of property and equipment	—	388	—	—	388
Net proceeds from sale of businesses	—	151,511	—	—	151,511

Net cash provided by (used in) investing activities from continuing operations	—	121,775	(139)	—	121,636
Net cash used in investing activities for discontinued operations	—	(3,319)	—	—	(3,319)

Net cash provided by (used in) investing activities	—	118,456	(139)	—	118,317

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(114,292)	—	—	(114,292)
Proceeds from long-term debt	—	7,896	1,708		9,604
Intercompany financing	5,723	(7,582)	1,859	—	—
Payment of deferred financing costs	(550)	(19)	—	—	(569)
Net proceeds from issuance of common stock	1,174	—	—	—	1,174
Payment of dividends	(4,464)	—	—	—	(4,464)
Tax benefit from stock compensation	167	—	—	—	167

Net cash (used in) provided by financing activities from continuing operations	2,050	(113,997)	3,567		(108,380)
Net cash used in financing activities from discontinued operations	—	(1,500)	—	—	(1,500)

Net cash provided by (used in) financing activities	2,050	(115,497)	3,567		(109,880)

Net decrease in cash and cash equivalents	—	(15,650)	(75)	—	(15,725)

Cash and cash equivalents at beginning of year	—	24,759	3,770	—	28,529

Cash and cash equivalents at end of year	$—	$9,109	$3,695	$—	$12,804

26 of 39

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2005
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by (used in) continuing operations	$900	$42,602	$886	$—	$44,388
Net cash provided by (used in) discontinued operations	—	16,084	(1,402)	—	14,682

Net cash provided by (used in) operating activities	900	58,686	(516)	—	59,070

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	—	(27,582)	—	—	(27,582)
Purchases of property, plant and equipment	—	(11,774)	(21)	—	(11,795)
Net proceeds from sale of property and equipment	—	153	243	—	396
Net proceeds from sale of business		42,594	—		42,594

Net cash provided by investing activities from continuing operations	—	3,391	222	—	3,613

Net cash (used in) provided by investing activities for discontinued operations		(2,971)	(331)	—	(3,302)

Net cash provided by investing activities	—	420	(109)	—	311

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(182,320)	—	—	(182,320)
Proceeds from long-term debt	—	125,589	—	—	125,589
Intercompany financing	2,616	(405)	(2,211)	—	—
Payment of deferred financing costs	—	(1,477)	—	—	(1,477)
Net proceeds from issuance of common stock	779	—	—	—	779
Payment of dividends	(4,453)	—	—	—	(4,453)
Tax benefit from stock compensation	158	—	—	—	158

Net cash (used in) provided by financing activities from continuing operations	(900)	(58,613)	(2,211)	—	(61,724)
Net cash provided by (used in) financing activities from discontinued operations	—	(400)	—	—	(400)

Net cash provided by (used in) financing activities	(900)	(59,013)	(2,211)	—	(62,124)

Net increase (decrease) in cash and cash equivalents	—	93	(2,836)	—	(2,743)

Cash and cash equivalents at beginning of year	—	6,353	4,539	—	10,892

Cash and cash equivalents at end of year	$—	$6,446	1,703	—	8,149

27 of 39

14. SUBSEQUENT EVENTS
On October 30, 2006, the Company amended its credit agreement to increase the allowable investment and loans with foreign subsidiaries from $25,000,000 to $100,000,000. The amendment also increased the threshold for delivery of an officers certificate in connection with an acquisition from $5,000,000 to $25,000,000.
On November 1, 2006 the Company acquired all of the outstanding stock of The Expanded Metal Company Limited and Sorst Streckmetall GmbH, which together are known as EMCO, for approximately $41,700,000 in cash, subject to an adjustment for working capital changes. EMCO, a leading supplier of expanded metal mesh components and finished goods in key European markets, manufactures and distributes large, small and micromesh expanded metal products through its operations in the United Kingdom, Germany and Poland. The results of operations of EMCO (which will be included in the Company’s Building Products Segment) will be included in our consolidated results of operations from the date of acquisition.

28 of 39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.
Executive Summary
The condensed consolidated financial statements present the financial condition of the Company as of September 30, 2006 and December 31, 2005, and the condensed consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows of the Company for the nine months ended September 30, 2006 and 2005.
The Company is organized into two reportable segments – Building Products and Processed Metal Products. The Company also held equity positions in two joint ventures (in the Processed Metal Products segment) as of September 30, 2006.
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
The following table sets forth the Company’s net sales by reportable segment for the three and nine months ending September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales
Building products	$226,351	$149,116	$680,151	$410,942
Processed metal products	110,120	98,655	331,378	326,221

Total consolidated net sales	$336,471	$247,771	$1,011,529	$737,163

29 of 39

Results of Operations
Consolidated
Net sales increased by approximately $88.7 million, or 35.8% to $336.5 million for the quarter ended September 30, 2006, from net sales of $247.8 million for the quarter ended September 30, 2005. Net sales increased by $274.4 million, or 37.2% to $1.0 billion for the nine months ended September 30, 2006, from net sales of $737.2 million for the nine months ended September 30, 2005. The increase in net sales for the quarter was primarily due to the addition of net sales of AMICO (acquired October 3, 2005) which contributed approximately $87.3 million in additional net sales and SCM Asia (acquired September 15, 2005) which contributed $2.0 million in additional net sales. These increases more than offset a slight decrease in sales due to a decrease in product shipping volumes to the automotive and new build residential markets. The increase in the net sales for the nine months ended September 30, 2006 was primarily due to the addition of net sales of AMICO which contributed approximately $270.1 million in additional net sales and SCM Asia which contributed $4.2 million in additional net sales. Results from our historic businesses have been relatively flat for the nine months as the decreases in shipping volumes to the domestic automotive and new build residential markets have been offset by higher selling prices.
Gross profit as a percentage of net sales increased to 20.7 % for the quarter ended September 30, 2006, from 19.2% for the quarter ended September 30, 2005. Gross profit margins increased to 20.8% for the nine months ended September 30, 2006, from 18.9% for the same period in 2005. These increases were the result of reductions in material costs, the recovery of material cost increases the Company experienced in 2005 through increased selling prices and the acquisition of AMICO, which provided slightly higher margins. The increase in gross margins for both the three and nine month periods ended September 30, 2006 were partially offset by increases in transportation expenses and utility costs as a percentage of net sales, as compared to the same periods in the prior year.
Selling, general and administrative expenses increased to $33.7 million during the third quarter of 2006 from $26.4 million in the same quarter of 2005, an increase of approximately $7.3 million, or 27.8%. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased to $110.5 million from $77.6 million for the same period in 2005, an increase of $32.9 million or approximately 42.4%. The primary reason for the increase in the three month period is the acquisition of AMICO, which resulted in an additional $7.0 million of costs. The primary reason for the increase in the nine month period is the acquisition of AMICO, which resulted in an additional $20.8 million of costs. The remainder of the increase was the result of several items including increased expenses related to compensation of approximately $3.7 million, $1.9 million in bad debt and, $1.1 million in amortization, $0.8 million in professional services. As a result, selling, general and administrative expenses as a percentage of net sales decreased to 10.0% from 10.6% for the three month period, and increased to 10.9% from 10.5% for the nine month period.
As a result of the above, income from operations as a percentage of net sales for the quarter ended September 30, 2006 increased to 10.7% from 8.6% for the same period in 2005. Income from operations for the nine months ended September 30, 2006 increased to 9.9% from 8.4% for the comparable period last year.

30 of 39

Interest expense increased by approximately $3.7 million for the quarter ended September 30, 2006 to $6.4 million from $2.7 million for the quarter ended September 30, 2005. Interest expense increased by approximately $11.5 million for the nine months ended September 30, 2006 to $20.3 million from $8.8 million for the nine months ended September 30, 2005. This increase was due to primarily to the higher average borrowings in 2006 caused by the acquisition of AMICO in October 2005, and higher overall interest rates compared to the same periods in the prior year, primarily the result of higher market interest rates and the issuance of the 8% Senior Subordinated Notes in December 2005.
As a result of the above, income from continuing operations before taxes increased by $11.9 million to $29.6 million for the quarter ended September 30, 2006 and $27.4 million to $80.0 million for the nine months ended September 30, 2006, compared to the same periods in 2005.
Income taxes for continuing operations for the quarter and nine months ended September 30, 2006 approximated $11.3 million and $30.2 million, respectively and were based on an expected annual tax rate of 38.1% compared to 39.0% in 2005. The income tax rate during the second quarter of 2006 was impacted by a change in Texas law which resulted in a decrease in tax expense of $0.5 million. The income tax during the second quarter of 2005 was impacted due to a change in Ohio law which resulted in a decrease in tax expense of $0.4 million.
Income from discontinued operations for the quarter ended September 30, 2006 reflects a net loss of $0.3 million which reflects the costs incurred during the disposal and closure of the thermal processing and strapping businesses. Income from discontinued operations for the nine months ended September 30, 2006 reflects the results of operations of the discontinued businesses, along with the gain realized upon disposal of these businesses.
The following provides further information by segment:
Building Products
Net sales in the quarter ended September 30, 2006 increased to $226.4 million, or 51.8%, from net sales of $149.1 million in the third quarter of 2005. Net sales increased to $680.2 million for the nine months ended September 30, 2006 from net sales of $410.9 million for the same period in 2005, an increase of $269.2 million or 65.5%. Excluding the impact of the acquisition of AMICO (acquired in October 2005), sales decreased 6.8% and 0.2% for the three and nine months ended September 30, 2006, respectively, when compared to the same period in 2005. The decrease in net sales during both periods, excluding the effect of the acquisition of AMICO, was due to decreased volumes to the new build residential markets.
Income from operations as a percentage of net sales decreased to 15.3% for the quarter ended September 30, 2006 from 15.6% a year ago. For the nine months ended September 30, 2006, income from operations as a percentage of net sales increased to 15.7% from 13.6% for the same period in 2005. The decrease in operating margin in the quarter was primarily due to 3.9% increase in labor costs partially offset by a 3.4% decrease in material costs as a percentage of sales. The increase in operating margin for the nine months was primarily the result of a 3.9% reduction in material costs as a percentage of sales, partially offset by a 1.5% increase in labor costs.
Processed Metal Products
Net sales increased by approximately $11.4 million, or 11.6%, to $110.1 million for the quarter ended September 30, 2006, from net sales of $98.7 million for the quarter ended September 30, 2005. Net sales increased by approximately $5.2 million, or 1.6%, to $331.4 million for the nine months ended September 30, 2006 from net sales of $326.2 million for the same period in 2005. The increases in net sales for the quarter was driven by the acquisition of SCM Asia (acquired September 15, 2005) and increased net sales in our powdered metal products business, a result of increased selling prices due to the increase in the

31 of 39

market price of copper. The increase in net sales for the nine months was primarily a function of the acquisition of SCM Asia, increased net sales in our powdered metal products business, a result of increased selling prices due to the increase in the market price of copper which more than offset volume reductions in our strip steel business, primarily due to the pressures faced by the domestic auto manufacturers.
Income from operations as a percentage of net sales increased to 6.9% of net sales for the quarter ended September 30, 2006 compared to 4.4% in the third quarter a year ago. For the nine months ended September 30, 2006, income from operations as a percentage of net sales decreased to 6.4% from 7.6% for the comparable 2005 period. The increase in operating margin in the quarter was due primarily to decreases in labor and material costs, partially offset by increases in transportation and utilities costs, as a percentage of sales. The decrease in operating margin for the nine months was due primarily to a 0.9% increase in material costs as a percentage of sales.
Outlook
Consistent with the quarter ended September 30, 2005, we expect a challenging fourth quarter in 2006. The fourth quarter is historically one of the seasonally slowest periods of the Company’s fiscal cycle. While the Company believes it is positioned to benefit from many of its internal growth initiatives and cost reduction programs, as well as the many operational improvements recently put in place, we expect that net sales in the fourth quarter of 2006 will decrease from the fourth quarter of 2005 due to reductions in sales volumes to the domestic auto manufacturers and the new build housing market and decreases in volume due to the lack of hurricane related activity in the southeastern United States, which caused a significant increase in sales during the fourth quarter of 2005.
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
The Company’s shareholders’ equity increased by approximately $54.6 million or 11.1%, to $548.6 million, at September 30, 2006. This increase in shareholder’s equity was primarily due to net income of $55.7 million, equity compensation of $2.2 million, the receipt of $1.2 million from the exercise of stock options, and an increase in the market value of our interest rate swaps of $.5 million, partially offset by the declaration of approximately $4.5 million in shareholder dividends, and a $0.7 million reduction in the foreign currency translation adjustment.
During the first nine months of 2006, the Company’s working capital (inclusive of the impact of working capital acquired with Home Impressions and Steel City) increased by approximately $49.3 million, or 18.5%, to approximately $316.0 million. This increase in working capital was primarily the result of increases in accounts receivable and inventories of $31.5 million and $73.9 million, partially offset by decreases in cash, current assets and current assets of discontinued operations of $15.7 million, $3.8 million and $23.5 million, respectively, and increases in accounts payable and accrued expenses and other liabilities which aggregated $13.1 million.
Net cash used by continuing operating activities for the nine months ended September 30, 2006 was approximately $30.9 million and was primarily the result of income from continuing operations of $49.8 million combined with depreciation and amortization of $20.0 million, increases in accounts receivable and inventories, and accounts payable of $32.6 million, $68.9 million and $12.3 million, respectively and a decrease of $18.2 million in accrued expenses and other non-current liabilities. The increases in receivables are consistent with the seasonal nature of our business, while the increase in inventories and accounts

32 of 39

payable are the result of strategic buys of raw materials along with the slowing business with the domestic auto and new build housing markets.
During 2006, the Company sold the assets of its thermal processing and strapping businesses for approximately $151.5 million. The cash generated from these dispositions was used to purchase the outstanding stock of Home Impressions, Inc. and acquire certain assets from Steel City Hardware, LLC for approximately $13.2 million, fund capital expenditures of $17.1 million, repay approximately $104.7 million of our long-term debt, and pay dividends of $4.5 million.
Senior credit facility and senior subordinated notes
The Company’s credit agreement provides a revolving credit facility, which expires in December 2010, and a term loan, which is due in December 2012. The revolving credit facility of up to $300.0 million and the term loan of $230.0 million are secured with the Company’s accounts receivable, inventories and personal property and equipment. At September 30, 2006, the Company had used approximately $32.9 million of the revolving credit facility and had letters of credit outstanding of $14.3 million, resulting in $252.8 million in availability. Borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 6.29% at September 30, 2006. At September 30, 2006, the term loan balance was $124.4 million. Borrowings under the term loan carry interest at LIBOR plus a fixed rate. The rate in effect on September 30, 2006 was 6.77%.
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
The Company’s various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. At September 30, 2006 the Company was in compliance with terms and provisions of all of its financing agreements.
For the third quarter and remainder of 2006, the Company continues to focus on maximizing positive cash flow, working capital management and debt reduction. As of September 30, 2006, the Company believes that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.
The Company regularly considers various strategic business opportunities including acquisitions and other portfolio strengthening transactions. The Company evaluates potential acquisitions on the basis of their ability to enhance the Company’s existing products, operations, or capabilities, as well as provide access to new products, markets and customers. Although no assurances can be given that any acquisition will be consummated, the Company may finance such acquisitions through a number of sources including internally available cash resources, new debt financing, the issuance of equity securities or any combination of the above. Dispositions are evaluated based upon the Company’s operating margin goals and the availability of better investment opportunities.

33 of 39

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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires the employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. FAS 158 is effective for fiscal years ending after December 15, 2006. Based on unfunded obligations for the supplemental retirement plan and postretirement plan as of December 31, 2005, the adoption of FAS 158 would increase total liabilities by approximately $1.5 million. In addition, accumulated other comprehensive income would be reduced by approximately $1.0 million, net of tax, for those deferred costs not yet recognized as a component of net periodic pension cost. The adoption of FAS 158 is not expected to impact the consolidated statements of income or consolidated statements of cash flows. The Company will reevaluate this estimate upon adoption of FAS 158, based upon its latest actuarial valuation, which will likely impact the above described amounts.
Related Party Transactions
In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes were payable to the two former owners of Construction Metals and were considered related party in nature due to the

34 of 39

former owners’ continuing employment relationship with the Company. These notes were payable in annual principal installments of $2,917,000 per note on April 1, and were satisfied on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. Interest expense related to these notes was approximately $72,000 and $290,000 for the nine months ended September 30, 2006 and 2005, respectively.
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $1,015,000 and $1,079,000 for the nine months ended September 30, 2006 and 2005, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the nine months ended September 30, 2006 and 2005, the Company incurred $1,413,000 and $1,166,000, respectively, for legal services from these firms. Of the amount incurred, $1,116,000 and $841,000, was expensed during the nine months ended September 30, 2006 and 2005, respectively. $297,000 and $325,000 were capitalized as acquisition costs and deferred debt issuance costs during the nine months ended September 30, 2006 and 2005, respectively. $295,000 and $389,000 were included in accounts payable at September 30, 2006 and 2005, respectively.

35 of 39

Forward-Looking Information – Safe Harbor Statement
Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company’s business, and management’s beliefs about future operating results and financial position. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Statements by the Company, other than historical information, constitute “forward looking statements” as defined within the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements. Factors that could affect these statements include, but are not limited to, the following: general economic conditions, the impact of changing raw material prices on the Company’s results of operations; energy prices and usage; the ability to pass through cost increases to customers; changing demand for the Company’s products and services; risks associated with the integration of acquisitions; and changes in interest or tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as political conditions.
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
(b) Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

36 of 39

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
Item 4. Submission of Matters to a Vote of Security Holders.
          Not applicable.
Item 5. Other Information.
          Not applicable.

37 of 39

Item 6. Exhibits.
     6(a) Exhibits
a.	Exhibit 31.1 – Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

b.	Exhibit 31.2 – Certification of President pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

c.	Exhibit 31.3 – Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 32.1 – Certification of the Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 32.2 – Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.3 – Certification of the Executive Vice President, Chief Financial Officer, and Treasurer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

38 of 39

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

Date: November 9, 2006

39 of 39