Form 10-K
period 2006-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2007-03-01
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number 0-22462
GIBRALTAR INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation organization)	16-1445150 (I.R.S. Employer Identification No.)

3556 Lake Shore Road, P.O. Box 2028, Buffalo, New York (address of principal executive offices)	14219-0228 (zip code)
(716) 826-6500
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	NASDAQ Stock Exchange Global Select Market®
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of (“accelerated filer and large accelerated filer”) , an accelerated filer, or a non-accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑             Accelerated filer ☐            Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the NASDAQ Stock Exchange Global Select Market® on June 30, 2006, the last business day of the registrant’s most recently completed second quarter, was approximately $706.7 million.
As of February 23, 2007, the number of common shares outstanding was: 29,841,195.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders
are incorporated by reference into Part III of this report.
Exhibit Index begins on Page 87

PART I
Item 1. Description of Business
General
We are a leading manufacturer, processor and distributor of residential and commercial building products and processed metal products for industrial applications. Our building products are used by homeowners and builders to provide structural and architectural enhancements for residential and commercial building projects. Our processed metal products are comprised primarily of steel shaped to specific widths and hardened to certain tolerances as required by our customers. We serve over 10,000 customers in a variety of industries in all 50 states, Canada, Mexico, Europe, Asia, and Central and South America. We operate 81 facilities in 27 states, Canada, England, Germany, Poland and China, giving us a broad platform for just-in-time delivery and support to our customers.
We sell our products both domestically and internationally. We operate in the following two business segments:
•	Building Products — Through acquisitions and organic growth, we have created a building products business that now offers more than 5,000 products, many of which are market leaders and are sold to more than 9,100 customers. Our building products segment operates 66 facilities in 24 states, Canada, England, Germany and Poland.

•	Processed Metal Products — Our processed metal products segment focuses on value-added precision sizing and treating of steel for a variety of uses, the manufacture of non-ferrous metal powders for use in several industries and other activities. We sell processed metal products to more than 1,700 customers. Our processed metal products segment operates 15 facilities in 8 states and China.

The following table sets forth the selected products, industries served and customers for each segment.

	Building products	Processed metal

Selected products/ services	• Mailboxes	• Cold-rolled strip steel
	• Ventilation products	• Coated steel products
	• Expanded metal	• Non-ferrous metals powder
• Structural connectors
• Bar grating
• Metal building accessories
• Metal lath

Selected industries served	• Retail home market	• Power and hand tool
	• Lumber	hardware
	• Building materials	• Aerospace
	• Residential, commercial	• Electronics
	and industrial construction	• Automotive
• Automotive supply
• Consumer products
• Commercial and residential metal building

Selected customers	• The Home Depot	• Chrysler
	• Lowe’s Companies	• General Motors
	• Menard Cashway Lumber	• BorgWarner
	• ABC Supply	• Ford Motor Company
	• Prime Source	• 3M
• Arrowhead Industries
Note 16 of the Company’s consolidated financial statements included in Item 8 herein provides information related to the Company’s business segments in accordance with accounting principles generally accepted in the United States of America.
Recent Developments
In April 2003, the Company acquired Construction Metals, Inc. (Construction Metals). As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company was required to pay additional consideration if certain net sales levels as defined in the purchase agreement were achieved during the period from acquisition through and including March 31, 2006. During the second quarter of 2006, a payment of $1,754,000 was made as additional consideration pursuant to the purchase agreement, and was recorded as additional goodwill.
On June 8, 2006, the Company acquired Home Impressions, Inc. (Home Impressions) for approximately $12.5 million, subject to adjustment for operating results through May 2009. Home Impressions markets and distributes mailboxes and postal accessories. Note 4 of the Company’s consolidated financial statements included in Item 8 herein contain additional information regarding the acquisition of Home Impressions.
On June 16, 2006, the Company sold certain assets and liabilities of its strapping business for approximately $15.2 million. The results of this business for the current and prior periods have been classified as discontinued operations in our consolidated financial statements included in Item 8 herein.

On June 30, 2006, the Company sold certain assets and liabilities of its thermal processing business for approximately $136.3 million. The results of this business for the current and prior periods have been classified as discontinued operations in our consolidated financial statements included in Item 8 herein.
On June 30, 2006, the Company acquired certain assets of Steel City Hardware, LLC (Steel City) for approximately $4.9 million. The assets acquired from Steel City are used to manufacture mailboxes and postal accessories. Note 4 of the Company’s consolidated financial statements included in Item 8 herein contains additional information regarding the acquisition of assets from Steel City.
On November 1, 2006, the Company acquired all of the outstanding stock of The Expanded Metal Company Limited and Sorst Streckmetell GmbH (EMC) for approximately $44.6 million. EMC has locations in England, Germany and Poland and manufactures, markets and distributes a diverse line of products used in the commercial and industrial sectors of the building products market. Note 4 of the Company’s consolidated financial statements included in Item 8 herein contains additional information regarding the acquisition of the outstanding stock of EMC.
During December 2006, the Company determined that its partnership interest in Gibraltar DFC Strip Steel LLC was impaired. Consequently, the Company recorded a pre-tax impairment charge of approximately $12.9 million.
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
Products and services
Building Products segment
The Building Products segment is composed of 16 businesses acquired over the last ten years that are primarily, but not exclusively, manufacturers of metal products used in the residential and light commercial building markets. As a result, we operate 66 facilities in 24 states, Canada, England, Germany and Poland, giving us a national base of operations to provide customer support, delivery, service and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.
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

Our principal focus in the recent past has been to penetrate and continue to build on our success in the residential building products market. We have been able to develop a strong customer base in the light commercial building market through acquisitions and market penetration. With our recent acquisitions of AMICO and EMC, we have entered the commercial and industrial building markets in a more significant way and have further diversified our product offerings to residential building products customers. The acquisitions of AMICO and EMC expand our product line to include bar grating used in walkways, platforms, safety barriers, drainage covers, and ventilation grates; expanded metal used in walkways, shelving, barriers, patio furniture, and other applications where both visibility and security are necessary; perforated metal used in industrial, home and office settings; fiberglass grating, used in areas where high strength, light weight, low maintenance and corrosion resistance are required; and safety/plank grating, used to provide a walking surface with excellent slip resistance. These products are used in industrial and commercial buildings. AMICO also produces metal lath, used as a structural base for stucco, tile or stone, and vinyl drywall and stucco products, used to complete drywall or stucco projects. These products are used in industrial/commercial and residential buildings.
The acquisition of AMICO also advances our strategy of obtaining, developing and sustaining shelf space with major improvement centers, major merchandisers and leading building material wholesalers. At the regional and even national level, certain of these customers have designated us as category managers in many of their stores. To capitalize on this opportunity and to increase our product sales in each category we manage, we offer a comprehensive range of quality building products. With the addition of the products manufactured by AMICO we are able to offer a greater variety of products to these customers across a number of building products categories. By maintaining our role as category managers, we are better able to manage shelf space where our building products are sold and increase our sales.
We update our building products by launching new products, enhancing existing products and adjusting product specifications to respond to building code and regulatory changes. In 2006, our subsidiary, United Steel Products (“USP”), broadened its selection of connector products by developing a high performance corrosion protection coating for outdoor use with pressure treated wood. USP and another subsidiary, SEMCO, offer numerous finished parts, including an assortment of metal structural connectors for the residential and commercial building industries. Also in 2006, another subsidiary, Air Vent, obtained GreenSpec listing for its solar powered attic ventilator. In addition, USP and its in-house engineers have been active in the development of building codes nationwide. In particular, USP professionals are recognized for their work and expertise in the field of storm resistant construction, including being called upon by FEMA to assist with hurricane response and damage assessment efforts. As a result of our involvement in the development of building codes, we are able to enhance our products and act first to bring the latest code-compliant building products to the market including USP’s “Hurricane Anchor.” As building codes continue to tighten, in part in response to hurricanes and other natural events, we have been able to grow our customer base, especially in coastal regions.
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
Our production capabilities allow us to process the wide range of metals and plastics necessary for manufacturing building products. Our equipment includes automatic roll forming machines, stamping presses, shears, press brakes, paint lines, milling, welding, injection molding and numerous automated assembly machines. We maintain our equipment through a thorough preventive maintenance program, including in-house tool and die shops, allowing us to meet the demanding service requirements of many of our customers.
Processed Metal Products segment
We manufacture cold-rolled strip steel, metal powders and coated steel products. In addition, we provide materials management and, through a joint venture, steel pickling. We operate through 15 locations in 8 states and in China.

Our cold-rolled strip steel is used in applications that demand more precise widths, improved surface conditions and tighter gauge tolerances than are supplied by primary producers of flat-rolled steel products. Consistent with our strategy of focusing on value-added products and services, we produce a broad range of fully processed cold-rolled strip steel products. We buy wide sheet steel in coils from primary producers and process it to specific customer orders by performing computer-aided processes such as cold reduction, annealing, edge rolling and slitting. Cold reduction is the rolling of steel to a specified thickness, tolerance and finish. Annealing is a thermal process that changes hardness and certain metallurgical characteristics of steel. Edge rolling involves conditioning edges of processed steel into square, full round or partially round shapes. Slitting is the cutting of steel to specified widths. Depending on customer specifications, we use one or more of these processes to produce steel strip of a precise grade, temper, tolerance and finish. Customers for our strip steel products include manufacturers in the automotive, automotive supply, power and hand tool, hardware and other industries.
We have the capability to process coils up to a maximum outside diameter of 72 inches and roll widths of up to 50 inches. Our rolling mills include automatic gauge control systems with hydraulic screw downs allowing for micro-second adjustments during processing. Our computerized mills enable us to satisfy an industry demand for a wide range of steel from heavier gauge and special alloy steels to low carbon and light gauge steels, in each case having a high quality finish and precision gauge tolerance.
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
In addition, we operate a manufacturing facility in Research Triangle Park, North Carolina that manufactures, markets and distributes nonferrous metal powder for use in brazing paste, bearings and other products in a number of industries, including the automotive, aerospace, electronics and consumer products industries. Our 2005 acquisition of SCM Asia, a metal powder producer in China, expands the geographic reach of our capability to serve these customers and markets.
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

Quality assurance
We place great importance on providing our customers with high-quality products for use in critical applications. We carefully select our raw material vendors and use computerized inspection and analysis to maintain our quality standards so that our products will meet critical customer specifications. To meet customer specifications, we use documented procedures utilizing statistical process control systems linked directly to processing equipment to monitor all stages of production. Physical, chemical and metallographic analyses are performed during the production process to verify that mechanical and dimensional properties, cleanliness, surface characteristics and chemical content are within specification. In addition, all of our facilities that provide services or products to the automotive industry are QS-9000 registered, and ten of our building products facilities are ISO 9001-2000 registered.
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
We have over 140 technical service employees spread throughout our businesses. In each segment the technical staff monitors our operations to satisfy customer specifications for the product being produced.
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
In early 2004, we experienced temporary supply shortages in the aluminum market. In response, we implemented a commodity sourcing strategy for purchasing aluminum in order to improve consistency. In 2006, we purchased our aluminum from several domestic mills and supplemented that supply by purchasing approximately 37% of our aluminum requirements from foreign producers. We purchase copper scrap from various domestic sources and, if scrap is not available in sufficient supply, we purchase cathode. Supply has been adequate from these sources.
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

Intellectual property
Although we protect our intellectual property by trademark, copyright and patent registrations, and use some of this intellectual property in some of our activities in each of our operating segments, we do not believe any of this intellectual property is material to our operations. While not material, we do believe our patents related to roof vents sold in our Building Products segment, scheduled to expire in March 2009 and June 2009, give us a competitive advantage with regard to that product line.
Sales and marketing
Our products and services are sold primarily by our sales personnel and outside sales representatives located throughout the United States, Canada and Mexico. We had approximately 250 sales personnel as of December 31, 2006. We have organized sales teams to focus on specific customers and national accounts to allow us to provide enhanced supply solutions, and enhance our ability to increase the number of products that we provide to those customers and accounts. Our sales staff works with certain retail customers to manage shelf space which allows us to increase sales at these locations.
Customers and distribution
We have over 10,000 customers located throughout the United States, Canada, Mexico, Europe, Asia, and Central and South America principally in the building and construction, general manufacturing, automotive, automotive supply, steel and machinery industries. Major customers include building product distributors, automobile manufacturers and suppliers and commercial and residential contractors.
During 2004 and 2005, one of our customers (The Home Depot), accounted for approximately 12.8% and 13.7%, respectively, of our consolidated gross sales. No other customer represented 10% or more of our consolidated gross sales for these periods, and no customer represented 10% or more of our consolidated gross sales for 2006.
During 2004, 2005 and 2006, one customer (The Home Depot) of our Building Products segment accounted for approximately 21.8%, 22.5% and 13.8%, respectively, of this segment’s gross sales. No other customer accounted for more than 10% of our Building Products segment gross sales during these periods.
No customer of our Processed Metal Products segment represented 10% or more of this segment’s gross sales for 2004, 2005 or 2006.
Although we negotiate annual sales orders with the majority of our customers, these orders are subject to customer confirmation as to product amounts and delivery dates. We do not have long-term contracts with any of our customers.
Backlog
Because of the nature of our products and the short lead time order cycle, backlog is not a significant factor in our business. We believe that substantially all of our firm orders existing on December 31, 2006 will be shipped prior to the end of the first quarter of 2007.
Competition
All of the segments we operate in are highly competitive. In general, we compete in the building products and processed metal products markets with several domestic suppliers and, in the case of processed metal products, some foreign manufacturers. A few of our competitors in the processed metals and building products segments may be larger, have greater financial resources or have less financial leverage than we do. As a result, these competitors may be better positioned to respond to any downward pricing pressure or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business. The basis of our competition in each segment differs according to unique characteristics of each segment and are discussed in more detail below.

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
The prices for the raw materials we use in our Processed Metal Products operations, primarily steel, are volatile due to the same factors described above with respect to our Building Products segment. Although we have strategies to deal with volatility in raw material costs such as increasing our inventories to protect against price increases and shortages, other competitors in this segment which do not have to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and thereby compete effectively against us on product price during times of price volatility.
We believe our ability to meet stringent process specifications and the quality of our processed metals give us a competitive advantage over some competitors in this segment.
Employees
At December 31, 2006, we employed approximately 3,460 people, of which approximately 9.3% were represented by unions through various collective bargaining agreements, one of which expired on October 17, 2006 and others that expire between January 31, 2008 and June 30, 2009. The employees covered under the agreement that expired on October 17, 2006 were notified on February 23, 2007 that the plant they work at will be closed as part of a restructuring. Note 22 of the Company’s Consolidated Financial Statements included in Item 8 contains additional information regarding the closure.
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
We are significantly leveraged with total indebtedness of approximately $403.8 million as of December 31, 2006. The following chart shows our level of indebtedness and certain other information as of December 31, 2006:

as of
(Dollars in millions)	December 31, 2006
Senior credit facility:
Revolving credit facility	$74.6
Institutional term loan	123.9
Senior subordinated notes (1)	204.0
Other	1.3

Total debt	$403.8

Shareholders’ equity	$550.2

Ratio of earnings to fixed charges (2)	4.0x

(1)	excludes the effect of the $3.2 million discount from face value.

(2)	for purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes minus net undistributed equity earnings minus capitalized interest plus fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs), capitalized interest and the portion of operating rental expense that management believes is representative of the interest component of rent expense.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture for our senior subordinated notes do not fully prohibit us or our subsidiaries from doing so. Additionally, our senior credit facility provides commitments of up to $530.0 million in the aggregate, including a revolving credit facility of up to $300.0 million. At December 31, 2006, outstanding borrowings under the revolving credit facility were $74.6 million, $17.2 million of letters of credit were outstanding and $208.2 million was available to be borrowed. In addition, our senior credit facility permits us to enter into agreements with the administrative agents and any willing lenders to increase the revolving commitments of those lenders or add new term loans from those lenders up to an aggregate amount of $75.0 million without obtaining the consent of the majority lenders. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under our senior credit facility and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.
In addition our substantial degree of indebtedness could have other important consequences, including the following:
•	it may limit our ability to obtain additional equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;
•	a substantial portion of our cash flows from operations are dedicated to the payment of principal and interest on our indebtedness and may not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	certain of our borrowings, including borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;
•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and
•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.
Our future operating results may be affected by fluctuations in raw material prices. We may not be able to pass on increases in raw material costs to our customers.
Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole is very cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our steel costs. Other significant raw materials we use include aluminum and plastics, which are also subject to volatility.
Demand for steel increased during 2004, for example, especially in China, and steel producers experienced a shortage of steel scrap and coke, two key materials used in the manufacture of steel. The shortage of these raw materials resulted in significant increases in both steel demand and steel pricing in 2004 and early 2005. To hedge against further price increases and potential shortages, we purchased significant quantities of steel. When steel prices began to decline in mid-2005, our gross profit margins suffered a decline from the corresponding period in 2004 partly because we were selling inventory produced with this high-cost steel, and, contrary to 2004, we were operating under pricing pressure from our customers in our Processed Metal Products segment.
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
Net sales of our Building Products segment, which sells products for use in the building and construction industry, accounted for approximately 57.0%, 59.4% and 67.0% of our net sales in 2004, 2005 and 2006, respectively. These sales were made primarily to retail home centers and wholesale distributors. We also sell some products in our Processed Metal Products segment to customers in the building and construction industry. For 2006, The Home Depot accounted for approximately 9.2% of our gross sales. A loss of sales to the building and construction industry, or to the specified customer, would adversely affect our profitability and cash flow. For example, our sales of building products decreased in the fourth quarter of 2006 due to a decline in demand in the new build residential building industry, causing a decrease in net sales in our Building Products segment and contributing to a decrease in our operating margins in that segment compared to the prior year. This industry is cyclical, with product demand based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control.

A portion of our business is highly dependent on automotive manufacturers, many of which have publicly announced plans to reduce production levels and eliminate excess manufacturing capacity including plans to eliminate jobs and reduce costs. The financial difficulties of certain customers and the efforts under way by our customers to improve their overall financial condition could result in numerous changes that are beyond our control, including additional unannounced customer plant closings, decreased production, changes in the product mix or distribution patterns, volume reductions, labor disruptions, mandatory reductions other unfavorable changes in our pricing, terms or service conditions or market share losses, as well as other changes we may not accurately anticipate. These events could adversely impact our financial results.
We estimate that net sales of our products for use in the automotive industry accounted for approximately 19.2%, 27.4% and 20.2% of our net sales in 2004, 2005 and 2006, respectively. Such sales include sales directly to auto manufacturers and to manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions, consumer confidence and other factors beyond our control. In 2006, for example, our sales of processed steel products to the Big Three automotive manufacturers decreased in comparison to 2005,contributing to a decrease in our operating margins in the Processed Metals Products segment compared to the same quarter in the prior year. The domestic auto industry is currently experiencing a difficult operating environment that may result in lower levels of vehicle production and decreased demand for our products.
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
Historically, we have grown through a combination of internal growth and external expansion through acquisitions. Although we intend to actively pursue our growth strategy in the future, we cannot provide any assurance that we will be able to identify appropriate acquisition candidates or, if we do, that we will be able to negotiate successfully the terms of an acquisition, finance the acquisition or integrate the acquired business effectively and profitably into our existing operations. Integration of an acquired business could disrupt our business by diverting management away from day-to-day operations and could result in contingent liabilities that were not anticipated. Further, failure to integrate successfully any acquisition may cause significant operating inefficiencies and could adversely affect our profitability and our ability to repay the notes. Consummating an acquisition could require us to raise additional funds through additional equity or debt financing. Additional debt financing would increase our interest expense and reduce our cash flows otherwise available to reinvest in our business and may not be available on satisfactory terms when required.
Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.
If, for any reason, our primary suppliers of flat-rolled steel, aluminum or other metals should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. The number of available suppliers has been reduced in recent years due to industry consolidation and bankruptcies affecting steel and metal producers, and this trend may continue. Our top ten suppliers accounted for 35.9% of our purchases during 2005. We could be significantly and adversely affected if delivery were disrupted from a major supplier or several suppliers. In addition, we do not have long-term contracts with any of our suppliers. In early 2004, we experienced temporary supply shortages in the aluminum market. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our results, profitability and cash flow.

Increases in energy and freight prices will increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices for our products.
We use energy to manufacture and transport our products. In particular, our building products and processed metal products plants use considerable electricity. Our operating costs increase if energy costs rise, which occurred in 2006. During periods of higher freight and energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we do not hedge our exposure to higher prices via energy futures contracts. Increases in energy prices will increase our operating costs and may reduce our profitability and cash flows if we are unable to pass all the increases on to our customers. For example, we estimate that increases in energy costs have increased our cost of sales and, to a lesser degree, selling, general and administrative expense by approximately $2.4 million in 2006 compared to 2005.
We rely on a few customers for a significant portion of our gross sales, and the loss of those customers would adversely affect us.
Some of our customers are material to our business and results of operations. In 2006, ten of our largest customers accounted for approximately 26.2% of our gross sales. Our percentage of gross sales to our major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in the industries we serve, including the retail and automotive industries, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our top customers. These customers are also able to exert pricing and other influence on us, requiring us to market, deliver and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers, as is typical in the industries we serve. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss or significant decrease in business from any of our major customers would have a material adverse effect on our business, results of operations and cash flow.
Our business is highly competitive, and increased competition could reduce our gross profit and net income.
The principal markets that we serve are highly competitive. Competition is based primarily on the precision and range of achievable tolerances, quality, price, raw materials and inventory availability and the ability to meet delivery schedules dictated by customers. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do and some of which have more established brand names in the markets we serve. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross profit, net income and cash flow and cause us to lose market share.
Our principal stockholders have the ability to exert significant control in matters requiring a stockholder vote and could delay, deter or prevent a change in control of the Company.
Approximately 18.3% of our outstanding common stock, including shares of common stock issuable under options granted which are exercisable within 60 days, are owned by Brian J. Lipke, who is the Chairman and Chief Executive Officer of our Company and Eric R. Lipke, Neil E. Lipke, Meredith A. Lipke and Curtis W. Lipke, all of whom are siblings, and certain trusts for the benefit of each of them. As a result, the Lipke family has significant influence over all actions requiring stockholder approval, including the election of our board of directors. Through their concentration of voting power, the Lipke family could delay, deter or prevent a change in control of our Company or other business combinations that might otherwise be beneficial to our Company. In deciding how to vote on such matters, the Lipke family may be influenced by interests that conflict with other stakeholders. In addition, the Lipke family may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in the Company, even though those transactions may involve risks to our other stakeholders.

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
In addition, approximately 9.3% of our own employees are represented by unions through various collective bargaining agreements, one of which expired on October 17, 2006 and others that expire between January 31, 2008 and June 30, 2009. The employees covered under the expired agreement were notified on February 23, 2007 that the plant they work at will be closed as part of a restructuring. It is likely that our employees will seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations and cash flow.
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
We have not yet fully evaluated the internal control over financial reporting of EMC and its subsidiaries, and any deficiencies in EMC’s internal controls that we may find would require us to spend resources to correct those deficiencies and could adversely affect market confidence in our reported consolidated financial information and the market price of our securities.
Maintaining effective internal control over financial reporting at the Company, including all our subsidiaries, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. We are currently subject to Sections 302, 404 and 906 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on the assessment of our management included in our annual report on Form 10-K. However, because EMC was a private company when we acquired it, EMC was not subject to the Sarbanes-Oxley Act of 2002, and we are continuing to evaluate the strength of EMC’s internal control over financial reporting. As an independent company, EMC and its subsidiaries did not operate under a fully documented system for accounting and internal control over financial reporting, and we will need to document that control structure and may need to improve it. If we identify any significant deficiencies in EMC’s internal control over financial reporting in the course of the integration process, we will be required to spend time and money to remedy those deficiencies. If we are unable to sufficiently integrate EMC’s control structure into our structure or correct any deficiencies we identify in a timely manner, we may conclude that these circumstances constitute a material weakness in the internal control over financial reporting of our Company. If we were to reach such a conclusion, our management and our independent registered public accounting firm would be unable to conclude in their reports that our internal control over financial reporting was effective. Investors could lose confidence in our reported consolidated financial information as a result, and the market price of our securities could suffer.
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

In addition, the restrictive covenants in our senior credit facility (which includes our $300.0 million revolving credit facility and our $230.0 million term loan facility) require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our senior credit facility. Upon the occurrence of an event of default under our senior credit facility, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. If such event of default and election occur, the lenders under our senior credit facility would be entitled to be paid before current note holders receive any payment under our notes. In addition, if we were unable to repay those amounts, the lenders under our senior credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all our assets as collateral under our senior credit facility. If the lenders under our senior credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior credit facility and our other indebtedness, including our senior subordinated notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
We are subject to information system security risks and systems integration issues could disrupt our internal operations.
We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches and defects in design. Various measures have been implemented to manage our risks related to information system and network disruptions, but a system failure or failure to implement new systems properly could negatively impact our operations and financial results.
Economic, political and other risks associated with foreign operations could adversely affect our financial results.
Although the majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 4.8% of our consolidated net sales in fiscal 2006. We have facilities in Canada, China, Germany, Poland and England. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United Stated or in governmental policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply and changes in duties or taxes. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Assuming all revolving loans and the term loan were fully drawn or funded on December 31, 2006, as applicable, each quarter point change in interest rates would result in a $1.2 million change in annual interest expense on our senior credit facility.

Item 1b. Unresolved Staff Comments
None
Item 2. Description of Properties
We maintain our corporate headquarters in Buffalo, New York and conduct business operations in facilities located throughout the United States and in Canada, England, Germany, Poland and China.
We believe that our facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate our capacity needs through 2007:

		Square
Location	Utilization	footage

Corporate
Buffalo, New York	Headquarters	24,490	*

Processed Metal Products
Cheektowaga, New York	Cold-rolled strip steel processing	148,000
Tonawanda, New York	Cold-rolled strip steel and precision metals processing	128,000
Cleveland, Ohio	Cold-rolled strip steel processing	259,000
Beachwood, Ohio	Administrative office	3,000	*
Durham, North Carolina	Administrative office and powdered metal processing	148,000
Detroit, Michigan	Administrative offices	1,152
Woodhaven, Michigan	Materials management facility	100,000
Franklin Park, Illinois	Precision metals processing	99,000
Birmingham, Alabama	Precision metals processing	99,712	*
Brownsville, Texas	Warehouse	15,000	*
Suzhou, China	Powdered metal processing	45,200	*

Building Products
Jacksonville, Florida	Administrative office and building products manufacturing	261,400	*
Miami, Florida	Building products manufacturing	60,000	*
Lakeland, Florida	Warehouse	53,154	*
San Antonio, Texas	Administrative office and building products manufacturing	120,050	*
Houston, Texas	Building products manufacturing	48,000	*
Vidalia, Georgia	Warehouse	34,000	*
Taylorsville, Mississippi	Administrative office and building products manufacturing	54,215

		Square
Location	Utilization	footage

Taylorsville, Mississippi	Building products manufacturing	237,112
Enterprise, Mississippi	Building products manufacturing	198,154
Appleton, Wisconsin	Administrative office and building products manufacturing	100,262
Appleton, Wisconsin	Building products manufacturing	42,582
Montgomery, Minnesota	Administrative office and building products manufacturing	170,000
Livermore, California	Building products manufacturing	103,470	*
Rancho Cucamonga, California	Warehouse	20,640	*
North Wilkesboro, North Carolina	Warehouse	22,950	*
Hainesport, New Jersey	Warehouse	25,805	*
Denver, Colorado	Administrative office and building products manufacturing	89,560	*
Omaha, Nebraska	Warehouse	18,500	*
Denver, Colorado	Warehouse	29,422	*
Largo, Florida	Administrative office and building products manufacturing	100,000
Coopersville, Michigan	Administrative office and building products manufacturing	246,000
Ontario, California	Administrative office and warehouse	41,140	*
Fontana, California	Building products manufacturing	37,500	*
Las Vegas, Nevada	Warehouse	8,750	*
Hayward, California	Warehouse	26,112	*
Kent, Washington	Warehouse	31,500	*
Escondido, California	Warehouse	9,200	*
Salt Lake City, Utah	Warehouse	11,760	*
Albuquerque, New Mexico	Warehouse	8,275	*
Sacramento, California	Warehouse	41,160	*
Phoenix, Arizona	Warehouse	27,947	*
Dallas, Texas	Administrative office and building products manufacturing	128,476	*
Clinton, Iowa	Building products manufacturing	100,000
Lincolnton, North Carolina	Building products manufacturing	63,925
Peoria, Illinois	Sales office	1,610	*
Thornhill, Ontario	Administrative office and building products manufacturing	60,500	*
Dallas, Texas	Administrative office and building products manufacturing	175,000
Raleigh, Mississippi	Warehouse	41,000
Birmingham, Alabama	Administrative office and building products manufacturing	181,000

		Square
Location	Utilization	footage

Jackson, Mississippi	Building products manufacturing (vacant)	30,000
Bourbonnais, Illinois	Building products manufacturing	280,000	*
Lakeland Florida	Building products manufacturing	100,000
Fontana, California	Building products manufacturing	80,000
Dayton, Texas	Building products manufacturing	45,000
Orem, Utah	Building products manufacturing	88,000
North Kansas City, Missouri	Building products manufacturing	26,000	*
Lafayette, Louisiana	Building products manufacturing	34,000
Houston, Texas	Building products manufacturing	25,000
Visalia, California	Building products manufacturing	80,000
Burlington, Canada	Building products manufacturing	78,000	*
Surrey, British Columbia	Building products manufacturing	41,000	*
Greenville, South Carolina	Warehouse/Distribution	18,000	*
Houston, Texas	Warehouse/Distribution	25,004	*
Denver, Colorado	Warehouse/Distribution	600	*
Seattle, Washington	Warehouse/Distribution	9,600	*
Gardena, California	Warehouse/Distribution	25,000	*
Montreal, Quebec	Warehouse/Distribution	15,000	*
Birmingham, Alabama	Building products manufacturing	12,000	*
Birmingham, Alabama	Administrative office	36,000
Wilmington, Delaware	Administrative office and building products manufacturing	27,000	*
Dayton, Texas	Building products manufacturing	10,000
Burnsville, Minnesota	Administrative office	28,518
Orrick, Missouri	Administrative office and building products manufacturing	57,000
Richmond, Missouri	Warehouse/Distribution	42,000	*
Miraloma, California	Administrative office, building products manufacturing and warehouse	13,164
Hartlepool, England	Administrative office and building products manufacturing	258,907	*
Hanover, Germany	Administrative office and building products manufacturing	81,453	*
Pozan, Poland	Sales office and warehouse	3,120	*

*—	Leased. All other facilities owned.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
As of December 31, 2006, there were 130 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.
The Company’s common stock is traded in the over-the-counter market and quoted on the NASDAQ Stock Exchange — Global Select Market (“NASDAQ”) under the symbol “ROCK.” The following table sets forth the high and low sale prices per share for the Company’s common stock for each quarter of 2006 and 2005 as reported on the NASDAQ Stock Exchange.

	2006		2005
	High	Low	High	Low
Fourth Quarter	$25.48	$20.77	$23.75	$18.30
Third Quarter	$29.48	$22.12	$24.96	$18.52
Second Quarter	$32.72	$22.91	$22.23	$18.10
First Quarter	$29.83	$22.91	$26.70	$20.91
The Company declared dividends of $.05 per share in each of the first, second and third quarters of 2006 and $.05 per share in each of the first, second, third and fourth quarters of 2005.
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
The following table summarizes information concerning securities authorized for issuance under the Company’s stock option plans:

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
Plan category	outstanding options	outstanding options	plans(1)
Equity compensation plans approved by security holders	425,832	$18.32	1,540,245

Total	425,832	$18.32	1,540,245

(1)	Consists of the Company’s 2005 Equity Incentive Plan. Note 3 of the Company’s consolidated financial statements included in Item 8 herein provides additional information regarding the Company’s 2005 Equity Incentive Plan and securities issuable upon exercise of options. The Company has no currently effective equity compensation plans not approved by its shareholders.

PERFORMANCE GRAPH
The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2006. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2001 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Gibraltar Industries Inc., The S & P Smallcap 600 Index
And The S & P SmallCap 600 Industrials

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net sales	$1,303,355	$1,036,823	$837,041	$618,132	$502,225
Income from operations	120,304	81,093	70,407	46,480	35,802
Interest expense	27,324	20,609	10,472	10,275	6,866
Income before income taxes	79,935	60,750	64,781	36,890	29,495
Income taxes	30,081	23,253	25,264	14,572	11,798
Income from continuing operations	49,854	37,497	39,517	22,318	17,697

Income from continuing operations per share – Basic	$1.68	$1.27	$1.35	$.92	$.77
Weighted average shares outstanding-Basic	29,712	29,608	29,362	24,143	22,921

Income from continuing operations per share-Diluted	$1.66	$1.26	$1.34	$.92	$.76
Weighted average shares outstanding-Diluted	30,006	29,810	29,596	24,387	23,279

Cash dividends declared per common share	$.150	$.200	$.146	$.117	$.103

Current assets	$455,780	$424,004	$379,607	$249,450	$202,994
Current liabilities	124,415	157,248	137,352	98,756	64,748
Total assets	1,152,868	1,205,012	957,701	777,743	576,568
Total debt	400,553	461,513	308,139	239,850	162,580
Shareholders’ equity	550,228	494,025	453,743	394,181	293,117

Capital expenditures	$21,901	$17,481	$19,949	$15,883	$9,027
Depreciation	22,586	17,748	15,711	14,264	12,891
Amortization	4,913	2,783	1,232	728	481

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.
Overview
The consolidated financial statements present the financial condition of the Company as of December 31, 2006 and 2005 and the consolidated results of operations and cash flows of the Company for the years ended December 31, 2006, 2005 and 2004.
We are a leading manufacturer, processor and distributor of residential and commercial building products and processed metal products for industrial applications. We serve over 10,000 customers in a variety of industries in all 50 states, Canada, Mexico, Europe, Asia, and Central and South America. We operate 81 facilities in 27 states, Canada, England, Germany, Poland and China.
Segments
We operate in two reportable segments—Building Products and Processed Metal Products.
•	Building Products. We process sheet steel to produce over 5,000 building and construction products, including mailboxes, ventilation products, structural connectors, bar grating, metal lath and expanded metal. We sell these products primarily to major retail home centers, such as The Home Depot, Lowe’s, Menards, metal service centers, wholesalers and contractor suppliers.
•	Processed Metal Products. We produce a wide variety of cold-rolled strip steel products, coated sheet steel products and powdered metal products. In this segment, we primarily serve the automotive industry’s leaders, such as General Motors, Ford, DaimlerChrysler and Honda, and other major manufacturers such as 3M Company, as well as the automotive supply, commercial and residential metal building, power and hand tool and other industries.
The following table sets forth our net sales from continuing operations by reportable segment for the years ended December 31, 2004, 2005 and 2006.

	Year ended December 31,
(Dollars in thousands)	2006	2005	2004
Statement of income data:
Net sales
Building products	$872,639	$615,386	$477,316
Processed metal products	430,716	421,437	359,725

Total consolidated net sales	$1,303,355	$1,036,823	$837,041

We also hold equity positions in a steel cold-rolled strip steel joint venture and a pickling joint venture, both of which are included in our Processed Metal Products segment.
Results of Operations
The following table sets forth selected results of operations data as percentages of net sales:

	Fiscal year ended
	December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.9	81.5	79.6

Gross profit	20.1	18.5	20.4
Selling, general and administrative expense	10.9	10.7	12.0

Income from operations	9.2	7.8	8.4
Interest expense	2.1	2.0	1.3
Equity in partnerships’ (income) loss(1)	1.0	(0.0)	(0.6)

Income before taxes	6.1	5.8	7.7
Provision for income taxes	2.3	2.2	3.0

Income from continuing operations	3.8	3.6	4.7
Discontinued operations, net of taxes(2)	0.6	0.6	1.4

Net income	4.4%	4.2%	6.1%

(1)	Equity in partnerships’ (income) loss represents our proportional interest in the income or losses of our cold-rolled strip steel joint venture, the impairment charge to recognize the impairment of our investment in this joint venture in 2006, our steel pickling joint venture and other income.

(2)	Discontinued operations represents the income, net of income taxes, attributable to our thermal processing business, our strapping business and our Milcor subsidiary, which we sold in June 2006, June 2006 and January 2005, respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Consolidated
Net sales increased by $266.6 million, or 25.7% to $1,303.4 million in 2006, from $1,036.8 million in 2005. The increase in net sales was attributable to the acquisition of AMICO in October 2005, which provided an additional $270.1 million in net sales in 2006, and the acquisition of EMC in November 2006, which provided $10.4 million in net sales in 2006. The decrease in net sales excluding the effect of these acquisitions was the result of sales declines in our historic building products business, the result of volume decreases due to softening in the domestic automotive and new build housing markets, along with the reduction in severe weather during 2006 as compared to 2005, which drove volumes during 2005 at certain subsidiaries.
Cost of sales increased $196.4 million, or 23.2%, to $1,041.5 million in 2006 from $845.1 million in 2005. The increase was due to higher sales volumes due to acquisitions noted above. The acquisitions of AMICO in October 2005 and EMC in November 2006 added $211.9 million to cost of sales in 2006. The $15.5 million decrease in cost of sales for the remainder of the business was the result of product mix and lower material costs as a percentage of sales. Cost of sales as a percentage of net sales decreased to 79.9% in 2006, from 81.5% in 2005. The increase in gross margin is attributable mainly to lower material costs in the building products segment which more than offset higher material costs in the processed metals segment in 2006 compared to 2005.
Selling, general and administrative expenses increased approximately $30.9 million, or 27.9%, to $141.6 million in 2006, from $110.7 million in 2005. The acquisition of AMICO in October 2005 and EMC in November 2006 caused $22.0 million of the increase in 2006. Selling, general and administrative expense as a percentage of net sales increased 0.2%, to 10.9% in 2006 from 10.7% in 2005, due mainly to higher legal costs associated with acquisition activities, higher compensation costs and higher health insurance costs.
As a result of the above, income from operations increased by approximately $39.2 million, to $120.3 million in 2006 from $81.1 million in 2005.
Interest expense increased 32.5% or $6.7 million, to $27.3 million in 2006 from $20.6 million in 2005. The increase in interest was the result of higher average borrowings in 2006 and higher weighed average interest rates.
Equity in income (loss) of partnerships and other income decreased by $13.3 million in 2006. This decline was due mainly to the impairment of our investment in Gibraltar DFC Strip Steel, LLC, a joint venture. During December 2006, the Company determined that its investment in this joint venture was other than temporarily impaired, and recognized a $12.9 million charge related to the joint venture.
Income taxes related to continuing operations for 2006 approximated $30.1 million based upon an effective tax rate of 37.6% versus 38.3% in 2005. The decrease in the effective tax rate during 2006 was the result of a benefit from a permanent difference and a reduction in state income taxes in Texas.
Income from discontinued operations increased $1.4 million, to $7.4 million in 2006, from $6.0 million in 2005.
Segment Information
Building products. Net sales increased 41.8% or $257.2 million, to $872.6 million in 2006 from $615.4 million in 2005. The increase was the result of the acquisitions of AMICO in October 2005 and EMC in November 2006, which provided an additional $280.5 million. The decrease in net sales excluding the effect of these acquisitions was the result of the factors described under “Consolidated” above.
Income from operations increased $46.8 million, or 57.5%, to $128.1 million in 2006 from $81.3 million in 2005. Operating margin increased to 14.7% in 2006 from 13.2% in 2005. The increase in operating margin was mainly the result of lower material costs as a percentage of sales, partially offset by an increase in amortization expense related to intangibles.

Processed metal products. Net sales increased $9.3 million, or 2.2%, to $430.7 million in 2006 from $421.4 million in 2005. The increase in net sales was primarily the result of increased copper costs which resulted in higher selling prices.
Income from operations declined $1.4 million, or 5.2%, to $26.1 million in 2006 from $27.5 million in 2005. Income from operations as a percentage of net sales declined to 6.1% in 2006 from 6.5% in 2005. The decrease was the result of higher material costs partially offset by lower profit sharing expenses.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Consolidated
Net sales increased by approximately $199.8 million, or 23.9%, to $1,036.8 million in 2005, from $837.0 in 2004. The increase in sales was attributable to the acquisition of AMICO in October 2005, which provided $77.8 million, the acquisitions of the Gutter Helmet product line (September 2005), American Wilcon (October 2005), and SCM Asia (September 2005) provided an additional $4.6 million in sales, and a full year’s results from SCM Metal Products Inc. (SCM) (acquired in June 2004), which resulted in an additional $28.6 million. The remaining increase was the result of increases in both volume and selling prices. The volume increases were driven by our strategy of using our national manufacturing, marketing and distribution capabilities to sell products from a greater number of our product lines to both new and existing customers, especially national customers, and from offering product extensions and design enhancements to existing product lines, particularly in the Building Products segment.
Cost of sales increased by approximately $179.1 million, or 26.9%, to $845.1 million in 2005, from $666.0 million in 2004. The increase was due mainly to the higher sales volumes resulting from acquisitions and expanded penetration noted above, along with the higher cost of steel and other materials used in our products. The 2005 acquisitions of AMICO, the Gutter Helmet product line, American Wilcon and SCM Asia, along with the 2004 acquisition of SCM contributed $88.3 million of the increase in cost of sales. Cost of sales as a percentage of net sales increased to 81.5% in 2005, from 79.6% in 2004. The decrease in gross margins is attributable to higher raw material costs, and to a lesser extent, increased energy costs. In particular, we had purchased extra steel in early 2005 to build up our inventory because we were concerned that rising steel prices at that time could lead to steel shortages. These shortages did not materialize, and, when steel prices began to decline in mid-2005, our margins were compressed as we sold relatively high-cost inventory at the lower prices demanded by the market in the Processed Metal Products segment and at prices in the Building Products segment that did not fully pass on the costs of inventory. The decline in gross margins in 2005 was partially offset by better cost absorption due to higher volumes, as compared to the same period in the prior year.
Selling, general and administrative expenses increased approximately $10.0 million, or 10.0%, to $110.7 million in 2005, from $100.7 million in 2004. The primary reason for the increase was due to the acquisition of AMICO in October 2005 and a full year of expense at SCM which contributed $8.3 million of the increase. Excluding the effect of the acquisitions, selling, general and administrative costs were relatively flat as increases in salaries were more than offset by the decline in bonuses. As a result, selling, general and administrative expense as a percentage of sales decreased to 10.7% in 2005, from 12.0% in 2004.
As a result of the above, income from operations increased to approximately $81.1 million in 2005, from $70.4 million in 2004.
Interest expense increased $10.1 million, or 96.2%, to $20.6 million in 2005 from $10.5 million in 2004. The increase was the result of prepayment penalties of $6.8 million incurred in connection with the repayment of certain senior secured and private placement notes, with the remaining increase the result of higher average borrowings during 2005, and higher weighted average interest rates.
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
Income taxes related to continuing operations for 2005 approximated $23.3 million based upon an effective tax rate of 38.3% versus a 39% effective tax rate in 2004. The qualified production activities deduction under the American Jobs Creation Act of 2004 did not have a material impact on our effective tax rate.
Income from discontinued operations for 2005 was $6.0 million compared to $11.3 million in 2004.
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
Income from operations increased $22.2 million, or 37.7%, to $81.3 million in 2005 from $59.1 million in 2004. Operating margin increased to 13.2% in 2005 from 12.4% in 2004. The increase was driven by the acquisition of AMICO, which has slightly higher margins than the pre-existing building products businesses, and a reduction in selling, general and administrative costs as a percentage of sales, mainly a function of increased sales.
Processed Metal Products. Net sales increased by approximately $61.7 million, or 17.2%, to $421.4 million in 2005, from $359.7 million in 2004. The increase in net sales was primarily a function of higher average selling prices in 2005 driven by the rise in steel prices that occurred throughout 2004, as well as the acquisition of SCM in June 2004, which accounted for $28.6 million of the increase. Although steel prices declined in 2005, our selling prices were still higher on average than our selling prices in 2004.
Income from operations as a percentage of net sales decreased to 6.5% in 2005 from 10.6% in 2004. The decrease in operating margin was primarily the result of increased material costs partially offset by lower labor costs as percentage of net sales and a full year of operations of SCM which has slightly higher operating margins than the remainder of our Processed Metals Products business. The reduction in margins was most notable in our service center business.
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
Management reviews the estimates, including the allowance for doubtful accounts and inventory reserves on a regular basis and makes adjustments based on historical experience, current conditions and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.
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
Goodwill and other indefinite-lived intangible asset impairment testing. We test goodwill annually for impairment (or more often if indicators of impairment exist) at the reporting unit level by comparing the fair market value of the reporting unit with its carrying value. A reporting unit is either the same as, or one level below, an operating segment. We have more reporting units than operating segments, and our reporting units may change over time. The primary valuation method for determining the fair market value of the reporting unit is a discounted cash flow analysis. If the goodwill is indicated as being impaired (i.e., the fair market value of the reporting unit is less than the carrying amount), the fair market value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and, if it is less, we then recognize an impairment loss.
The Company tests its indefinite-lived assets from impairment on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.
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
Working capital
During 2006, our Company’s working capital (inclusive of the impact of working capital acquired from acquisitions of EMC, Home Impressions and Steel City) increased by approximately $64.6 million, or 24.2%, to approximately $331.4 million at December 31, 2006 from $266.8 million at December 31, 2005. This increase in working capital was primarily the result of an increase in inventories of $65.0 million, a decrease in accounts payable and accrued expenses of $20.5 million, a decrease of $12.4 million in other liabilities and increases in accounts receivable of $6.9 million, partially offset by a $23.5 million decrease in assets from discontinued operations and a $15.1 million reduction in cash and cash equivalents.
Our working capital also typically undergoes seasonal variations. Our net sales are generally lower in the fourth quarter than in the third quarter, and we usually begin the fourth quarter with lower inventory and higher accounts payable. To address these fluctuations, we generally increase working capital in the second and third quarters, and working capital then generally decreases in the fourth quarter. At December 31, 2006, our working capital was higher than normal due to a reduction in sales during the fourth quarter that reduced the rate of liquidation of our inventories that we would normally expect.
Cash flows
Operating activities. Net cash used in continuing operations for the year ended December 31, 2006 was approximately $20.9 million compared to net cash provided by continuing operations of approximately $116.6 million for the year ended December 31, 2005. Net cash used in continuing operations for the year ended December 31, 2006 was primarily the result of increases in inventories of $55.1 million, decreases in accounts payable and accrued expenses of $31.7 million, and decreases of deferred taxes of $29.0 million, partially offset by net income from continuing operations of $49.9 million, depreciation and amortization of $27.5 million, and equity in partnerships' loss of $13.9 million. Net cash provided by continuing operations in 2005 resulted primarily from net income from continuing operations of $37.5 million, depreciation and amortization of $20.5 million, decreases in inventories of $42.2 million and decreases in accounts receivable and other assets of $16.3 million.

Investing activities. Net cash provided by investing activities from continuing operations for the year ended December 31, 2006 was approximately $72.5 million, consisting primarily the net proceeds of the sale of our thermal processing and steel strapping businesses of $ 151.5 million, partially offset by the acquisitions of EMC, Home Impressions and the assets of Steel City in the amount of $57.4 million, and capital expenditures of $21.9 million. Net cash used in investing activities from continuing operations for the year ended December 31, 2005 was approximately $245.3 million, consisting primarily of the acquisitions of AMICO, the Gutter Helmet product line, the assets of American Wilcon, and SCM Asia in the amount of $271.0 million, and capital expenditures of $17.5 million, partially offset by net proceeds from the sale of Milcor of $42.6 million.
Financing activities. Net cash used in financing activities for the year ended December 31, 2006 was $69.2 million, consisting primarily of repayments of long-term debt under our senior term facility of $106.2 million and dividend payments of $6.0 million, partially offset by proceeds of $50.8 million under our revolving credit facility. Net cash provided by financing activities for the year ended December 31, 2005 was $137.3 million, consisting primarily of borrowings of long-term debt under our senior term facility of $230.0 million and the proceeds of $200.6 million from the issuance of senior subordinated notes, partially offset by payments of $132.6 million under our revolving credit facility, $114.6 in senior secured and private placement notes, the repayment of $39.6 million in acquisition notes, the payment of $10.8 million in deferred financing costs and dividend payments of $5.9 million.
Senior credit facility and senior subordinated notes
We and our wholly-owned subsidiary Gibraltar Steel Corporation of New York are co-borrowers under an amended and restated credit agreement with a syndicate of lenders providing for (i) a revolving credit facility with aggregate commitments of up to $300.0 million including a $25.0 million sub-limit for letters of credit and a swing line loan sub-limit of $20.0 million and (ii) a term loan in the original principal amount of $230 million. At December 31, 2006, outstanding borrowings under the revolving credit facility were $74.6 million, $17.2 million of letters of credit were outstanding and $208.2 million was available to be borrowed. During 2006, we repaid $106.2 million of the term loan and at December 31, 2006, we had $123.8 million outstanding on the term loan. The amended and restated credit agreement will permit the borrowers to enter into agreements with the administrative agents and any willing lenders to increase the revolving commitments of those lenders or add new term loans from those lenders up to an aggregate amount of $75.0 million without obtaining the consent of the majority lenders.
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
The credit agreement contains various affirmative and negative covenants customary for similar working capital facilities, including, but not limited to, several financial covenants. We must maintain a total funded debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA, as defined in the credit agreement) ratio not to exceed 4.25 to 1.00 through September 29, 2006, 4.00 to 1.00 from September 30, 2006 through September 29, 2007 and 3.75 to 1.00 thereafter. We must also maintain a senior funded debt to consolidated EBITDA ratio not to exceed 3.25 to 1.00 through September 29, 2006, 3.00 to 1.00 from September 30, 2006 through September 29, 2007 and 2.75 to 1.00 thereafter. Our interest coverage ratio, defined as the ratio of consolidated Earnings Before Interest and Taxes (EBIT, as defined in the credit agreement) to consolidated interest expense, must not be less than 2.75 to 1.00, and our net worth must be at least $325.0 million plus 50% of cumulative net income in each fiscal quarter after September 30, 2005. Consolidated EBITDA, as defined under our credit agreement, is not calculated in the same manner as under the senior subordinated notes.
The Company believes that availability of funds under its existing credit facility, together with the cash generated from operations, will be sufficient to provide it with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, dividends and future acquisitions.

Contractual Obligations
The following table summarizes our company’s contractual obligations at December 31, 2006:

(Dollars in thousands)	Payments due by period
		Less			More
		than			than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 Years
Variable rate debt	$199,679	$2,300	$4,600	$80,429	$112,350
Interest on variable rate debt (1)	64,884	12,426	24,852	20,422	7,184
Fixed rate debt	200,874	36	13	—	200,825
Interest on fixed rate debt	147,732	16,569	33,136	33,136	64,891
Operating lease obligations	54,190	12,176	18,755	11,814	11,445
Pension and other post-retirement obligations	4,844	193	535	898	3,218
Employment agreement	500	500	—	—	—

Total (2)	$672,703	$44,200	$81,891	$146,699	$399,913

(1)	Calculated using the interest rate in effect at December 31, 2006, assuming no payments were made to reduce the revolving credit facility until its maturity date.

(2)	Excludes contingent consideration relating to our acquisitions of Construction Metals and Home Impressions. In 2006 we paid $2.2 million pursuant to these obligations.
Related Party Transactions
In connection with the acquisition of Construction Metals in April 2003, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes were payable to the former owners of Construction Metals and are considered related party in nature due to the former owners’ current employment relationship with the Company. These notes were payable in three equal annual principal installments of approximately $2.9 million per note, beginning on April 1, 2004, and the final principal payment was paid on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. Interest expense related to these notes payable aggregated approximately $72,000, $364,000 and $658,000 in 2006, 2005 and 2004, respectively. At December 31, 2005, the current portion of these notes payable aggregated approximately $5.8 million and accrued interest aggregated approximately $74,000.
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties. Rental expense associated with these related party operating leases aggregated approximately $1,353,000, $1,418,000 and $1,304,000 in 2006, 2005 and 2004, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. During 2006 and 2005, we incurred $1,869,000 and $2,114,000 for legal services from these firms, respectively. Of the amount incurred, $1,567,000 and $1,024,000 was expensed and $302,000 and $1,090,000 was capitalized as acquisition costs and deferred financing issuance costs in 2006 and 2005, respectively.
Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004) (SFAS No. 123R), “Share-Based Payment,” in December 2004. SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement was effective as of the beginning of the first annual reporting period that began after June 15, 2005 and the Company adopted the standard in the first quarter of 2006. Implementation of this statement caused expense of approximately $296,000 as the Company recognized expense related to unvested stock options.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 were effective for fiscal years beginning after June 15, 2005 and the Company adopted this standard in the first quarter of 2006. Implementation of this statement did not have a material effect on our consolidated financial position or results of operations.
In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”(“FIN 48” or the “Interpretation”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. “Uncertainty in income taxes,” as used in the title of the new Interpretation, refers to uncertainty about how some transactions will be treated under the tax law. This uncertainty leads to questions about whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are finally resolved with the taxing authorities. FIN 48 applies to all tax positions, regardless of their level of uncertainty or the nature of the position. However, the Interpretation’s recognition and measurement requirements are likely to have the most impact on positions for which current or future deductions may be disallowed or reduced in a tax examination. The Interpretation applies to situations where the uncertainty is about the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt this Interpretation during the first quarter of 2007. We do not expect that this Interpretation will have a material impact on our consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet evaluated the effect that this standard may have upon our consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. SFAS No. 158 also requires companies to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006 and we have adopted this standard effective December 31, 2006. Adoption of this standard resulted in a $1.6 million increase in other non-current liabilities, a $1.0 million decrease in other comprehensive income, and a $.6 million increase in deferred tax assets.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company has not yet determined the effect that the implementation of this standard will have on its consolidated financial position or results of operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into interest rate swap agreements that converted a portion of its variable rate debt to fixed rate debt. At December 31, 2006, the Company had $115 million of revolving credit borrowings that was fixed rate debt pursuant to these agreements.
The following table summarizes the principal cash flows and related interest rates of the Company’s long-term debt at December 31, 2006 by expected maturity dates. The weighted average interest rates are based on the actual rates that existed at December 31, 2006. The variable rate debt consists primarily of the revolving credit facility and term loan, of which $198.4 million is outstanding at December 31, 2006. A hypothetical 1% increase or decrease in interest rates would have changed the 2006 interest expense by approximately $2.0 million.

	(in thousands)
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (fixed)	$36	$13	—	—	—	$200,825	$200,874

Weighted average interest rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

Long-term debt (variable)	$2,300	$2,300	$2,300	$78,129	$2,300	$112,350	$199,679

Weighted average interest rate	6.82%	6.82%	6.82%	6.82%	7.13%	7.13%

Interest rate swaps (notional amounts)	$57,500	—	—	$57,500	—	—	$115,000

Interest pay rate	4.99%	5.03%	5.03%	5.03%	—	—

Interest receive rate	5.37%	5.37%	5.37%	5.37%	—	—
The fair value of the Company’s debt was $401.7 million at December 31, 2006.
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

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Gibraltar Industries, Inc.
We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Industries, Inc. at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation and on December 31, 2006 the Company changed its method of accounting for defined benefit pension and other postretirement benefits.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Buffalo, New York
March 1, 2007

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Gibraltar Industries, Inc.:
In our opinion, the consolidated statements of income, of cash flows, and of shareholders’ equity and comprehensive income for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Gibraltar Industries, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
Buffalo, New York
March 9, 2005, except Note 2 and Note 21, as to which the date is February 28, 2007

Gibraltar Industries, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$13,475	$28,529
Accounts receivable, net	169,207	162,300
Inventories	254,991	189,988
Other current assets	18,107	19,299
Assets of discontinued operations	—	23,888

Total current assets	455,780	424,004

Property, plant and equipment, net	243,138	229,644
Goodwill	374,821	360,663
Investments in partnerships	2,440	6,151
Other assets	76,689	55,099
Assets of discontinued operations	—	129,451

	$1,152,868	$1,205,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$71,308	$83,266
Accrued expenses	50,771	59,289
Current maturities of long-term debt	2,336	2,331
Current maturities of related party debt	—	5,833
Liabilities of discontinued operations	—	6,529

Total current liabilities	124,415	157,248

Long-term debt	398,217	453,349
Deferred income taxes	70,981	66,238
Other non-current liabilities	9,027	6,038
Liabilities of discontinued operations	—	28,114
Shareholders’ equity:

Preferred stock $.01 par value; authorized 10,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,883,795 and 29,734,686 shares in 2006 and 2005, respectively	299	298
Additional paid-in capital	215,944	216,897
Retained earnings	332,920	280,116
Unearned compensation	—	(5,153)
Accumulated other comprehensive income	1,065	1,867

	550,228	494,025

Less: cost of 42,600 and 41,100 common shares held in treasury in 2006 and 2005, respectively	—	—

Total shareholders’ equity	550,228	494,025

	$1,152,868	$1,205,012

The accompanying notes are an integral part of these consolidated financial statements

Gibraltar Industries, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$1,303,355	$1,036,823	$837,041
Cost of sales	1,041,459	845,059	665,984

Gross profit	261,896	191,764	171,057
Selling, general and administrative expense	141,592	110,671	100,650

Income from operations	120,304	81,093	70,407
Other expense (income)
Interest expense	27,324	20,609	10,472
Equity in partnerships’ loss (income), impairment and other income	13,045	(266)	(4,846)

Total other expense	40,369	20,343	5,626

Income before taxes	79,935	60,750	64,781
Provision for income taxes	30,081	23,253	25,264

Income from continuing operations	49,854	37,497	39,517
Discontinued operations
Income from discontinued operations before taxes	9,273	9,795	18,468
Income tax expense	1,858	3,820	7,203

Income from discontinued operations	7,415	5,975	11,265

Net income	$57,269	$43,472	$50,782

Net income per share — Basic
Income from continuing operations	$1.68	$1.27	$1.35
Income from discontinued operations	.25	.20	.38

Net income per share — Basic	$1.93	$1.47	$1.73

Weighted average shares outstanding — Basic	29,712	29,608	29,362

Net income per share — Diluted
Income from continuing operations	$1.66	$1.26	$1.34
Income from discontinued operations	.25	.20	.38

Net income per share — Diluted	$1.91	$1.46	$1.72

Weighted average shares outstanding—Diluted	30,006	29,810	29,596

The accompanying notes are an integral part of these consolidated financial statements

Gibraltar Industries, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,269	$43,472	50,782
Income from discontinued operations	7,415	5,975	11,265

Income from continuing operations	49,854	37,497	39,517
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,499	20,531	16,943
Provision for deferred income taxes	(28,953)	(3,359)	6,773
Equity in partnerships’ loss (income)	13,884	908	(4,846)
Distributions from partnerships’ income	1,149	1,152	1,680
Stock compensation expense	2,672	1,504	153
Tax benefit from exercise of stock options	—	281	1,249
Other non-cash adjustments	750	74	316
(Decrease) increase in cash resulting from changes in (net of acquisitions):
Accounts receivable	3,822	8,324	(24,819)
Inventories	(55,055)	42,157	(82,584)
Other current assets	(181)	852	(2,499)
Accounts payable and accrued expenses	(31,726)	7,983	32,680
Other assets	(4,613)	(1,279)	(360)

Net cash (used in) provided by continuing operations	(20,898)	116,625	(15,797)
Net cash provided by discontinued operations	7,634	14,374	14,178

Net cash (used in) provided by operating activities	(13,264)	130,999	(1,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(57,430)	(271,031)	(65,525)
Net proceeds from sale of business	151,487	42,594	—
Purchases of property, plant and equipment	(21,901)	(17,481)	(19,949)
Net proceeds from sale of property and equipment	349	592	805

Net cash provided by (used in) investing activities from continuing operations	72,505	(245,326)	(84,669)
Net cash used in investing activities for discontinued operations	(3,553)	(4,938)	(4,664)

Net cash provided by (used in) investing activities	68,952	(250,264)	(89,333)

CASH-FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	(114,875)	(643,298)	(64,492)
Proceeds from long-term debt	50,829	796,568	132,302
Payment of deferred financing costs	(768)	(10,844)	(365)
Payment of dividends	(5,957)	(5,941)	(3,720)
Net proceeds from issuance of common stock	1,174	817	9,600
Tax benefit from equity compensation	355	––	––

Net cash (used in) provided by financing activities from continuing operations	(69,242)	137,302	73,325
Net cash used in financing activities from discontinued operations	(1,500)	(400)	(500)

Net cash (used in) provided by financing activities	(70,742)	136,902	72,825

Net (decrease) increase in cash and cash equivalents	(15,054)	17,637	(18,127)
Cash and cash equivalents at beginning of year	28,529	10,892	29,019

Cash and cash equivalents at end of year	$13,475	$28,529	$10,892

The accompanying notes are an integral part of these consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)

							Accumulated Other			Total
	Comprehensive	Common Stock		Additional Paid-in	Retained	Unearned	Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Compensation	Loss	Shares	Amount	Equity
Balance at January 1, 2004		28,882	$289	$199,110	$196,138	$(818)	$(538)	29	$—	$394,181
Comprehensive income (loss):
Net income	$50,782	—	—	—	50,782	—	—	—	—	50,782
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $319	958	—	—	—	—	—	—	—	—	—
Minimum pension liability adjustment, net of tax of $43	(67)	—	—	—	—	—	—	—	—	—
Unrealized gain on interest rate swaps, net of tax of $841	1,315	—	—	—	—	—	—	—	—	—

Other comprehensive income	2,206	—	—	—	—	—	2,206	—	—	2,206

Total comprehensive income	$52,988

Issuance of stock associated with public offering		322	4	5,043	—	—	—	—	—	5,047
Stock options exercised		433	4	4,549	—	—	—	—	—	4,553
Tax benefit from exercise of stock options		—	—	1,249	—	—	—	—	—	1,249
Cash dividends-$.146 per share		—	—	—	(4,335)	—	—	—	—	(4,335)
Earned portion of restricted stock		—	—	—	—	153	—	—	—	153
Forfeiture of restricted stock awards		(12)	—	(186)	—	93	—	12	—	(93)

Balance at December 31, 2004		29,625	297	209,765	242,585	(572)	1,668	41	—	453,743
Comprehensive income (loss):
Net income	$43,472	—	—	—	43,472	—	—	—	—	43,472
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $118	500	—	—	—	—	—	—	—	—	—
Minimum pension liability adjustment, net of tax of $60	95	—	—	—	—	—	—	—	—	—
Unrealized loss on interest rate swaps, net of tax of $246	(396)	—	—	—	—	—	—	—	—	—

Other comprehensive income	199	—	—	—	—	—	199	—	—	199

Total comprehensive income	$43,671

Issuance of restricted stock and restricted stock units		—	—	6,044	—	(6,044)	—	—	—	—
Stock options exercised		69	1	816	—	—	—	—	—	817
Tax benefit from exercise of stock options		—	—	281	—	—	—	—	—	281
Cash dividends-$.20 per share		—	—	—	(5,941)	—	—	—	—	(5,941)
Earned portion of restricted stock		—	—	—	—	1,457	—	—	—	1,457
Forfeiture of restricted stock awards		—	—	(9)	—	6	—	—	—	(3)

Balance at December 31, 2005		29,694	298	216,897	280,116	(5,153)	1,867	41	—	494,025
Cumulative effect of adoption of SFAS 123R		—	—	(5,153)	—	5,153	—	—	—	—
Comprehensive income (loss):
Net income	$57,269	—	—	—	57,269	—	—	—	—	57,269
Other comprehensive income (loss):
Foreign currency translation adjustment	(458)	—	—	—	—	—	—	—	—	—
Minimum pension liability adjustment, net of tax of $20	33	—	—	—	—	—	—	—	—	—
Unrealized gain on interest rate swaps, net of tax of $369	592	—	—	—	—	—	—	—	—	—

Other comprehensive income	167	—	—	—	—	—	167	—	—	167

Total comprehensive income	57,437

Cumulative effect of adoption of SFAS 158, net of tax of $587		—	—	—	—	—	(969)	—	—	(969)
Issuance of restricted stock		26	—	—	—	—	—	—	—	—
Stock options exercised		121	1	1,173	—	—	—	—	—	1,174
Tax benefit from equity compensation		—	—	355	—	—	—	—	—	355
Cash dividends-$.15 per share		—	—	—	(4,465)	—	—	—	—	(4,465)
Equity compensation expense		—	—	2,672	—	—	—	—	—	2,672
Forfeiture of restricted stock awards		—	—	—	—	—	—	2	—	—

Balance at December 31, 2006		29,841	$299	$215,944	$332,920	$—	$1,065	43	$—	$550,228

The accompanying notes are integral part of these consolidated financial statements

Gibraltar Industries, Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of Gibraltar Industries, Inc. and subsidiaries (the Company). The financial position and results of operations of SCM Asia, our Chinese subsidiary, are consolidated for the appropriate periods based on its fiscal year ended November 30. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Promotional allowances
The Company promotes its branded products through cooperative advertising programs with retailers. Retailers also are offered in-store promotional allowances and rebates based on sales volumes. Promotion costs (including allowances and rebates) incurred during the year are expensed to interim periods in relation to revenues and is recorded as a reduction of net sales.
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
Accounts receivable are expected to be collected within one year and are net of the allowance for doubtful accounts of $2,894,000 and $4,022,000 at December 31, 2006 and 2005, respectively. Amounts charged to bad debt expense and recorded as increases to the allowance during 2006 and 2005 totaled $1,475,000 and $1,355,000, respectively, acquired reserves related to the acquisition of EMC in 2006 totaled $439,000, and deductions to the allowance recorded during 2006 and 2005 for uncollectible accounts written off, net of recoveries and other adjustments, totaled $3,042,000 and $408,000, respectively.

Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. Accounts receivable from The Home Depot were 13.6% and 16.0% of consolidated accounts receivable at December 31, 2006 and 2005.
Inventories
Inventories are valued at the lower of cost or market. The cost basis of the inventory is determined on a first-in, first-out basis using either actual costs or a standard cost methodology which approximates actual cost.
Property, plant and equipment
Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. The estimated useful lives of land improvements and buildings and building improvements is 15 to 40 years, while machinery and equipment is 3 to 20 years. Accelerated methods are used for income tax purposes. Depreciation expense aggregated $22,586,000, $17,748,000 and $15,711,000 in 2006, 2005 and 2004, respectively.
Interest is capitalized in connection with construction of qualified assets. Interest of $535,000, $451,000 and $95,000 was capitalized in 2006, 2005 and 2004, respectively.
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
The Company tests its indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.
Acquired identifiable intangible assets are recorded at estimated cost. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives.
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
Equity method goodwill arises when the Company’s investment in the partnership exceeds its applicable share of the fair market value of the partnership’s net assets at the date the partnership was formed. In accordance with Statement of Financial Accounting Standard SFAS No. 142, Goodwill and Other Intangible Assets, equity method goodwill is not amortized or tested for impairment in accordance with this standard. The Company reviews the equity method goodwill in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB Opinion No. 18), under which the Company would recognize an impairment loss when there is a loss in the value of the equity method investment which is deemed to be other than a temporary decline. An impairment of $12,875,000 was recognized in the year ended December 31, 2006. No impairments were recognized in the years ended December 31, 2005 and 2004.
Interest rate exchange agreements
Interest rate swap agreements are used by the Company in the management of interest rate risk. The interest rate swaps are not used for trading purposes and are accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair values of interest rate swap agreements are recognized as other assets or (liabilities) and aggregated $88,000 and ($873,000) at December 31, 2006 and 2005, respectively. Gains or losses from changes in the fair value of the swap agreements are recorded, net of taxes, as components of Accumulated Other Comprehensive Income or Loss, except to the extent the interest rate swaps are not perfectly effective, as the ineffective portion is recorded to earnings immediately. There was no ineffectiveness in 2006 or 2004. Ineffectiveness was not material in 2005. The deferred gains and losses are amortized into interest expense during the period in which the related interest payments on variable rate debt are recorded as expense.
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
Shareholders’ equity
During 2006, 2005 and 2004, the Company declared dividends of $4,465,000, $5,941,000 and $4,335,000, respectively, of which $1,487,000 and $1,484,000 were accrued at December 31, 2005 and 2004, respectively. There were no dividends accrued at December 31, 2006.
The Company reacquired 1,500 shares and 600 shares of forfeited restricted common stock in 2006 and 2005 respectively. These reacquired shares and related cost are reflected as treasury stock in the consolidated balance sheets at December 31, 2006 and 2005.

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
Basic net income per share equals net income divided by the weighted average shares outstanding during the year. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. A reconciliation between basic net income per share and diluted net income per share for the years ended December 31, 2006, 2005 and 2004 is displayed in Note 15.
Income taxes
The consolidated financial statements of the Company have been prepared using the asset and liability approach in accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.
Fair market value disclosures
SFAS 107, Disclosures About Fair Market Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s cash and cash equivalents, accounts receivable and accounts payable are stated at cost which approximates fair value at December 31, 2006. The fair value of the Company’s debt approximated $401,718,000 at December 31, 2006. The fair value of interest rate swaps was an asset of $88,000 at December 31, 2006.
Fair market value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
Equity based compensation
Stock options
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (Revised 2004) (SFAS 123R) Share-Based Payment. SFAS 123R, which became effective for the Company on January 1, 2006, requires the Company to measure the cost of equity-based compensation based on grant date fair value, and to recognize the cost over the period in which the employee is required to provide service in exchange for the award. The Company’s consolidated financial statements for the year ended December 31, 2006 reflect the cost of equity-based compensation that was earned during 2006. In the years ended December 31, 2005 and 2004, the Company followed the disclosure guidance in SFAS No. 123, but measured the cost of stock options under the guidance provided in APB Opinion No. 25, which allowed an intrinsic value-based method for recognizing compensation expense for stock options, and, as the options were issued with an exercise price equal to market value on the dates of grant, no expense related to stock options was recorded in either of these years.

Restricted stock and restricted stock units
The Company grants restricted stock and restricted stock unit awards to employees and non-employee directors. Prior to the adoption of SFAS 123R, upon issuance of the restricted shares or restricted stock units, a charge equivalent to the market value of the shares on the date of grant was charged to shareholders’ equity, as unearned compensation (a contra equity account) and was amortized on a straight-line basis over the related share restriction period. Upon the adoption of SFAS 123R, the balance of unearned compensation was reclassed to additional paid-in capital. Expense related to restricted shares and restricted stock units is recognized on a straight line basis over the period of required service.
The Company’s equity-based compensation plans are discussed in more detail in Note 3.
Recent accounting pronouncements
The FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004) (SFAS No. 123R), “Share-Based Payment,” in December 2004. SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement was effective as of the beginning of the first annual reporting period that began after June 15, 2005 and the Company adopted the standard in the first quarter of 2006. Implementation of this statement resulted in expense of approximately $296,000 as the Company recognized expense related to unvested stock options.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 were effective for fiscal years beginning after June 15, 2005 and the Company adopted this standard in the first quarter of 2006. Implementation of this statement did not have a material effect on our consolidated financial position or results of operations.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”or the “Interpretation”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. “Uncertainty in income taxes,” as used in the title of the new Interpretation, refers to uncertainty about how some transactions will be treated under the tax law. This uncertainty leads to questions about whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are finally resolved with the taxing authorities. FIN 48 applies to all tax positions, regardless of their level of uncertainty or the nature of the position. However, the Interpretation’s recognition and measurement requirements are likely to have the most impact on positions for which current or future deductions may be disallowed or reduced in a tax examination. The Interpretation applies to situations where the uncertainty is about the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt this Interpretation during the first quarter of 2007. We do not expect that this Interpretation will have a material impact on our consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet evaluated the effect that this standard may have upon our consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. SFAS 158 also requires companies to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006 and we have adopted this standard effective December 31, 2006. Adoption of this standard resulted in a $1.6 million increase in other non-current liabilities, a $1 million decrease in other comprehensive income, and a $.6 million increase in deferred tax assets.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. The Company has not yet determined the effect that the implementation of this standard will have on its consolidated financial position or results of operations.
Reclassifications
Certain 2005 and 2004 amounts have been reclassified to conform with the 2006 presentation.
2. Discontinued Operations
As part of its continuing evaluation of its businesses, the Company determined that its thermal processing and strapping businesses no longer provided a strategic fit with its long-term growth and operational objectives. On June 16, 2006 and June 30, 2006, in separate transactions, the Company sold certain assets and liabilities of both its strapping and thermal processing businesses, respectively. The strapping business was previously included in the processed metals products segment and the thermal processing business previously was reported as a segment. The proceeds from the sale of the strapping assets were $15,193,000, subject to an adjustment for working capital, and resulted in a pre-tax gain of $5,355,000. The proceeds from the sale of the thermal processing assets were $136,294,000 and resulted in a pre-tax loss of $2,613,000.
In January 2005, the Company determined that Milcor was not positioned to obtain a leadership position in its marketplace. We were approached by a market leader from Milcor’s marketplace and on January 27, 2005, the Company sold the net assets of its Milcor subsidiary, which included Portals Plus, for approximately $42,594,000. Milcor was previously included in the building products segment.
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the results of operations for the thermal processing business, strapping business and Milcor have been classified as discontinued operations in the consolidated balance sheets, consolidated statements of income and cash flows for all periods presented. This reclassification has been reflected in Notes 1, 3, 4, 5, 6, 7, 9, 10, 12, 15, 16, 17, 18, 19 and 21.
The Company allocates interest to its discontinued operations in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force item 87-24, Allocation of Interest to Discontinued Operations. Interest expense of $2,699,000, $4,975,000 and $3,771,000 was allocated to discontinued operations during the years ended December 31, 2006, 2005 and 2004, respectively.

Components of income from discontinued operations are as follows (in thousands):

	December 31,
	2006	2005	2004
Net sales	$80,520	$144,864	$177,623
Expenses	71,247	135,069	159,155

Income from discontinued operations before taxes	9,273	9,795	18,468
Income taxes	1,858	3,820	7,203

Income from discontinued operations	$7,415	$5,975	$11,265

3. Equity-based Compensation
During the first quarter of 2006, the Company adopted SFAS 123(R), Share-Based Payment, applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of stock options, to be recognized in the statement of income based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses the straight-line method of attributing the value of stock-based compensation expense based on vesting.
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
During the year ended December 31, 2006, the Company issued 6,000 restricted shares, 167,125 restricted stock units, and granted 174,025 non-qualified stock options. At December 31, 2006, 1,540,254 shares were available for issuance under this plan. Of this amount, 899,839 are available for restricted units and 900,000 are available for incentive stock options. The Company recognized compensation expense in connection with the vesting of stock options and the lapse of restrictions on restricted shares and restricted units issued under the 2005 Equity Incentive Plan in the amounts of $2,506,000 and $1,305,000 in the years ended December 31, 2006 and 2005, respectively.
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
In 2003, the Company’s Board of Directors approved the adoption of an incentive stock option plan, whereby the Company may grant incentive stock options to officers and other key employees. This plan was approved by the shareholders in 2004. Under this plan, 2,250,000 shares of common stock were reserved for the granting of stock options. These options are granted at an exercise price not less than the fair market value of the shares at the date of grant. Options granted under this plan vest ratably over a four-year period from the grant date and expire ten years after the date of grant. On May 22, 2006, the Company terminated this plan. The termination of this plan did not modify, amend or otherwise affect the terms of any outstanding awards on the date of the plan’s termination.
The Company had a non-qualified stock option plan, whereby the Company could grant non-qualified stock options to officers, employees, non-employee directors and advisers. Under the non-qualified stock option plan, 600,000 shares of common stock were reserved for the granting of options. Options were granted under this plan at an exercise price not less than the fair market value of the shares at the date of grant. These options vested ratably over a four-year period from the grant date and expire ten years after the date of grant. On May 22, 2006, the Company terminated this plan. The termination of this plan did not modify, amend or otherwise affect the terms of any outstanding awards on the date of the plan’s termination.
The Company had a restricted stock plan and had reserved for issuance 375,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. Shares of restricted stock issued under this plan vested on a straight-line basis over a period of 5 to 10 years. No shares were issued under this Plan in 2006, 2005 or 2004. On May 22, 2006, the Company terminated this plan. The termination of this plan did not modify, amend or otherwise affect the terms of any outstanding awards on the date of the plan’s termination. The Company recognized compensation expense of $166,000 and $199,000 and $153,000, respectively in connection with the lapse of restrictions on restricted stock issued under this plan in the years ended December 31, 2006, 2005 and 2004, respectively.
The tax benefit recognized related to equity compensation expense in the year ended December 31, 2006 was $1,007,000.
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options was $10.15 for options granted during the year ended December 31, 2006. The weighted average fair value of the options issued during the year ended December 31, 2005 was $8.24. The following table provides the weighted average assumptions used to value stock options vesting during the years ended December 31, 2006, 2005 and 2004:

		Expected	Stock	Risk-free	Dividend
	Fair value	life	Volatility	interest rate	yield
2006 Grants	$10.15	6.25 Years	39.3%	4.7%	0.8%
2005 Grants	$8.24	5.0 Years	43.7%	3.9%	1.0%
2000 Grants	$4.21	5.0 Years	43.7%	6.3%	0.7%
The fair value of restricted stock units granted was based on the grant date market price. During the year ended December 31, 2006, 97,027 restricted stock units were granted with a weighted average grant date fair value of $25.55 per share. These awards vest ratably over three to four years.
The fair value of restricted stock units held in the MSPP equals the market value of our common stock on the last day of the period. During the year ended December 31, 2006, 70,098 restricted stock units were credited to participant accounts. At December 31, 2006, the market value of the Company’s common stock was $23.51 per share.

The table below reflects income from continuing operations and income per share from continuing operations for the year ended December 31, 2006 compared with the pro forma information for the years ended December 31, 2005 and 2004 as follows:

	Year Ended December 31,
	2006		2005	2004
Income from continuing operations, as reported(1)	$	N/A	$37,497	$39,517
Equity-based compensation expense, net of tax included in income as reported (2)		N/A	917	153
Equity-based compensation expense, net of tax(3)		(1,667)	(945)	(344)

Income from continuing operations including the effect of equity-based compensation expense(4)		$49,854	$37,469	$39,326

Income from continuing operations per share:
Basic – as reported (1)		$1.68	$1.27	$1.35

Basic – including the effect of equity-based compensation expense(4)		$1.68	$1.27	$1.34

Diluted – as reported (1)		$1.66	$1.26	$1.34

Diluted – including the effect of equity- based compensation expense(4)		$1.66	$1.26	$1.33

(1)	Income from continuing operations and income from continuing operations per share prior to 2006 did not include equity-based compensation expense for stock options.

(2)	Income from continuing operations and income from continuing operations per share prior to 2006 included equity-based compensation expense for restricted shares and restricted share units.

(3)	Equity-based compensation expense prior to 2006 is calculated based upon the pro forma application of SFAS No. 123.

(4)	Income from continuing operations and income from continuing operations per share including the effect of equity-based compensation expense prior to 2006 represent pro forma information based on SFAS No.123.

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2006:

			Weighted
			average
			remaining	Weighted		Weighted
Range of		Options	contractual	average	Options	average
Exercise prices		outstanding	life in years	exercise price	exercisable	exercise price
$9.38	-$10.42	73,622	3.1	$9.76	73,622	$9.76
$14.50	-$15.00	118,625	1.2	$14.82	118,625	$14.82
$20.52	-$23.78	233,585	9.7	$22.79	14,890	$20.54

		425,832			207,137

The following table summarizes information about stock option transactions:

			Weighted
		Weighted average	average	Aggregate intrinsic
	Options	exercise price	remaining life	value
Balance at January 1, 2004	857,734	$11.31
Exercised	(432,124)	10.52
Forfeited	(28,595)	12.91

Balance at December 31, 2004	397,015	$12.06
Granted	75,508	20.54
Exercised	(69,206)	11.81
Forfeited	(19,891)	13.43

Balance at December 31, 2005	383,426	$13.70
Granted	174,025	23.57
Exercised	(120,655)	11.02
Forfeited	(10,964)	20.52

Balance at December 31, 2006	425,832	$18.32	5.93	$2,210,825

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the $23.51 per share market price of the Company’s common stock as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of exercisable options as of December 31, 2006 was $2,087,740.
The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was $1,863,000. The aggregate intrinsic value of restricted shares that vested during the year ended December 31, 2006 was $284,175. The aggregate intrinsic value of restricted stock units converted under the MSPP during the year ended December 31, 2006 was $180,000.
The following table summarizes information about restricted stock:

		Weighted Average
		Grant Date Fair
	Restricted Stock	Value
Balance at January 1, 2006	77,000	$16.27
Granted	6,000	22.26
Vested	(14,500)	16.38
Forfeited	(1,500)	15.22

Balance at December 31, 2006	67,000	$16.81

The following table summarizes information about restricted stock units:

		Weighted Average
		Grant Date Fair
	Restricted Stock	Value
Balance at January 1, 2006	280,882	$20.01
Granted	97,027	25.55
Vested	—	—
Forfeited	(10,401)	21.86

Balance at December 31, 2006	367,508	$21.42

The following table summaries information about restricted share units that will convert to cash upon vesting:

		Weighted Average
	Restricted Stock	Grant Date Fair
	Units	Value
Balance at January 1, 2006	—	$—
Granted	70,098	22.94
Converted	(7,174)	22.94
Forfeited	—	—

Balance at December 31, 2006	62,924	$22.94

As of December 31, 2006, there was $7,673,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted share units. That cost is expected to be recognized over a weighted average period of 1.85 years.
4. Acquisitions
On April 1, 2003, the Company acquired all of the outstanding stock of Construction Metals, Inc. (Construction Metals). Construction Metals is headquartered in Ontario, California and is a manufacturer of a wide array of building and construction products that are sold to retail and wholesale customers throughout the western United States. As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company was required to pay additional consideration if certain net sales levels as defined in the purchase agreement were achieved during the period from acquisition up to March 31, 2006. During the second quarter of 2006, 2005 and 2004, payments of $1,754,000, $1,332,000 and $345,000, respectively, were made as a result of the net sales achieved. These payments were recorded as additional goodwill.
On January 6, 2004, the Company acquired all of the outstanding stock of Renown Specialties Company Ltd. (Renown). Renown is headquartered in Thornhill, Ontario, Canada and is a designer, manufacturer and distributor of construction hardware products in Canada. The acquisition of Renown served to broaden the Company’s product lines and strengthen its existing position in the building products market. The results of operations of Renown (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial statements since the date of acquisition.
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
The aggregate purchase consideration for the acquisition of SCM was approximately $42,882,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation. The identifiable intangible assets consisted of trademarks/trade names with an aggregate value of $440,000 (indefinite useful life), unpatented technology with a value of $900,000 (10-year weighted average useful life) and customer relationships with a value of $5,560,000 (15-year weighted average useful life). The excess consideration over such fair value was recorded as goodwill and aggregated approximately $4,238,000, which is fully deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$15,863
Property, plant and equipment	15,881
Intangible assets	6,900
Goodwill	4,238

$42,882

On August 13, 2004, the Company acquired all of the outstanding stock of Portals Plus Incorporated and its affiliated companies, Roofing Products & Systems Corporation and J.L.R. Services, Inc. (Portals Plus). Portals Plus is headquartered in Chicago, Illinois, and manufactures a diverse line of roofing products. The acquisition of Portals Plus served to strengthen the Company’s position in the roofing products markets. The results of operations of Portals Plus (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial statements since the date of acquisition.
The aggregate purchase consideration of Portals Plus was approximately $15,167,000 and was comprised solely of cash, including direct acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair values. The fair market values of the property, plant and equipment and identifiable intangible assets were determined with the assistance of an independent valuation. The identifiable intangible assets consisted of customer relationships with a value of $1,830,000 (10-year weighted average useful life), and patents with a value of $21,000 (18-

year weighted average useful life). The excess consideration over such fair value was recorded as goodwill and aggregated approximately $10,853,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$1,448
Property, plant and equipment	1,015
Intangible assets	1,851
Goodwill	10,853

$15,167

The Company and the former owner of Portals Plus have made a joint election under Internal Revenue Code (IRC) Section 338(h) (10) which allowed the Company to treat the stock purchase as an asset purchase for tax purposes. As a result of the 338(h) (10) election, goodwill in the amount of $10,853,000 is fully deductible for tax purposes.
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
The aggregate purchase consideration for the acquisition of SCM Asia was approximately $7,631,000 in cash, a seller note, and acquisition costs. The seller note of $1,465,000 was satisfied on September 15, 2006, and bore no interest. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The identifiable intangible assets consisted of a non-compete agreement with a value of $645,000 (7 year estimated useful life) and unpatented technology with a value of $715,000 (5 year estimated useful life). The excess consideration over fair value was recorded as goodwill and aggregated approximately $3,524,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$681
Property, plant and equipment	1,892
Other assets	374
Other liabilities	(200)
Intangibles	1,360
Goodwill	3,524

$7,631

On September 16, 2005, the Company acquired the net assets of the Gutter Helmet product line (Gutter Helmet). Gutter Helmet manufactures a protection system that is installed over existing full size gutters by professional installers nationwide. The acquisition of Gutter Helmet broadened the Company’s range of rain carrying products and accessories, which is expected to allow the Company to realize manufacturing and distribution efficiencies. The results of Gutter Helmet (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Gutter Helmet is not considered to be significant to the Company’s consolidated results of operations.
The aggregate purchase consideration for the acquisition of Gutter Helmet was approximately $21,436,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The identifiable intangible assets identified during the allocation of purchase price consisted of trademarks with a value of $540,000 (10 year estimated useful life), customer relationships with a value of $400,000 (5 year estimated useful life), and unpatented technology with a value of $365,000 (20 year estimated useful life). The excess consideration over fair value was recorded as goodwill and aggregated approximately $15,740,000 which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$3,229
Property, plant and equipment	1,162
Intangible assets	1,305
Goodwill	15,740

$21,436

On October 3, 2005, the Company acquired all the outstanding shares of Alabama Metal Industries Corporation (AMICO). AMICO is headquartered in Birmingham, Alabama, and manufactures, markets and distributes a diverse line of products used in the commercial and industrial sectors of the building products market. The acquisition of AMICO increased the Company’s participation in the industrial and commercial sectors of the building products market and increased our product offerings in the residential sector of the building products market. The results of operations of AMICO (included in the Company’s Building Products segment) have been included in the Company’s consolidated results of operations from the date of acquisition.

The aggregate purchase consideration for the acquisition of AMICO was approximately $240,871,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The identifiable intangible assets identified during the allocation of purchase price consisted of trade name with a value of $24,300,000 (indefinite useful life), trademarks with a value of $700,000 (indefinite useful life) customer relationships with a value of $11,300,000 (13 year estimated useful life), and unpatented technology with a value of $2,400,000 (10 year estimated useful life). The excess consideration over fair value was recorded as goodwill and aggregated approximately $110,313,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$66,250
Property, plant and equipment	55,151
Other long term liabilities, net	(29,543)
Intangible assets	38,700
Goodwill	110,313

$240,871

On October 4, 2005, the Company acquired the assets of American Wilcon Plastics, Inc. (American Wilcon), a privately owned manufacturer of custom injected plastic molded products. American Wilcon, founded in 1975, currently operates a manufacturing facility in Orrick, Missouri and a distribution facility in Richmond, Missouri. The acquisition of American Wilcon served to vertically integrate an important supplier, allowing the Company to reduce costs and improve efficiency. The Company buys a significant portion of American Wilcon’s products, and it acquired American Wilcon to vertically integrate one of its suppliers, expand its manufacturing capabilities and lower its costs. The acquisition of American Wilcon is not considered to be significant to the Company’s consolidated results of operations.
The aggregate purchase consideration for the acquisition of American Wilcon was approximately $4,514,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The excess consideration over fair value was recorded as goodwill and aggregated approximately $22,000 which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$1,462
Property, plant and equipment	3,030
Goodwill	22

$4,514

On June 8, 2006, the Company acquired all of the outstanding stock of Home Impressions, Inc. (Home Impressions). Home Impressions is based in Hickory, North Carolina and markets and distributes mailboxes and postal accessories. The acquisition of Home Impressions served to strengthen the Company’s position in the mailbox and storage systems markets, and is expected to provide marketing, manufacturing and distribution synergies with our existing operations. The results of Home Impressions (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Home Impressions is not considered significant to the Company’s consolidated results of operations.
The aggregate initial consideration was approximately $12,473,000 which consisted of $9,612,000 in cash and the assumption of $2,861,000 notes payable, including direct acquisition costs, with the final purchase price subject to adjustment for operating results through May 2009. The initial purchase price has been allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair market values. The identifiable intangible assets consisted of a non-compete agreement with a value of $530,000 (8 year estimated useful life), trademarks with a value of $1,340,000 (15 year estimated useful life), patents with a value of $535,000 (20 year estimated useful life) and customer relationships with a value of $1,570,000 (10 year estimated useful life). A final valuation is expected to be completed during the first quarter of 2007. The excess consideration over fair value was recorded as goodwill and aggregated approximately $6,930,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets and liabilities assumed is as follows (in thousands):

Working capital	$1,826
Property, plant and equipment	1,660
Other long term liabilities	(1,918)
Intangibles	3,975
Goodwill	6,930

$12,473

As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration through May 2009 based upon the operating results of Home Impressions. The Company paid $407,000 of such additional consideration during 2006. These payments were recorded as additional goodwill.
On June 30, 2006, the Company acquired certain assets of Steel City Hardware, LLC (Steel City). The assets the Company acquired from Steel City are used to manufacture mailboxes and postal accessories. The acquisition of the assets of Steel City served to vertically integrate Home Impression’s major domestic supplier and expanded our manufacturing competency in the storage market. The results of Steel City (included in the Company’s Building Products segment) are included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Steel City is not considered significant to the Company’s consolidated results of operations.
The aggregate initial consideration was approximately $4,879,000, in cash and direct acquisition costs. The purchase price has been allocated to the assets acquired based upon a preliminary valuation of respective fair market values. A final valuation is expected to be completed during the first quarter of 2007. The excess consideration over fair value was recorded as goodwill and aggregated approximately $2,566,000, which is deductible for tax purposes. The allocation of purchase consideration to the assets and liabilities assumed is as follows (in thousands):

Working capital	$1,736
Property, plant and equipment	577
Goodwill	2,566

$4,879

On November 1, 2006, the Company acquired all of the outstanding stock of The Expanded Metal Company Limited and Sorst Streckmetall GmbH (EMC). EMC has locations in England, Germany and Poland and manufactures, markets and distributes a diverse line of products used in the commercial and industrial sectors of the building products markets. The acquisition of EMC is expected to strengthen the Company’s position in the expanded metal market and provide expanded market exposure for both EMC products and certain products currently manufactured by the Company. The results of operations of EMC (included in the Company’s Building Products segment) have been included in the Company’s consolidated results of operations from the date of acquisition.
The aggregate purchase consideration for the acquisition of EMC was approximately $44,629,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values. The identifiable intangible assets consisted of a trademark with a value of $4,771,000 (indefinite useful life) and customer relationships with a value of $7,443,000 (7 year estimated useful life). A final valuation is expected to be completed during the first half of 2007. The excess consideration over fair value was recorded as goodwill and aggregated approximately $20,244,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$5,790
Property, plant and equipment	11,338
Other long term liabilities, net	(4,957)
Intangible assets	12,214
Goodwill	20,244

$44,629

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of AMICO had occurred as of January 1, 2005. The pro forma information includes certain adjustments, including depreciation expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2005 and are not necessarily indicative of future results of the combined companies (in thousands, except per share data):

December 31,
2005
Net sales	$1,276,638
Income from continuing operations	$55,282
Income from continuing operations per share — Basic	$1.87
Income from continuing operations per share — Diluted	$1.85
5. Goodwill and Related Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Building	Processed Metal
	Products segment	Products segment	Total
Balance at January 1, 2005	$197,446	$23,617	$221,063
Goodwill acquired	134,446	4,991	139,437
Foreign currency translation	137	26	163

Balance as of December 31, 2005	332,029	28,634	360,663
Goodwill acquired/acquisition adjustment	26,319	(1,462)	24,857
Goodwill impairment	—	(11,320)	(11,320)
Foreign currency translation	508	113	621

Balance at December 31, 2006	$358,856	$15,965	$374,821

As described in Note 8, the Company entered into a joint venture with Duferco Farrell Corporation in 2003, in which the

Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC. The Company’s investment in Gibraltar DFC Strip Steel, LLC (included in the Company’s Processed Metals Products segment) exceeded its applicable share of the fair market value of the partnership’s net assets at the date the partnership was formed and resulted in equity method goodwill of approximately $11,320,000. During 2006, the Company determined that the investment was impaired and recognized an impairment charge of $12.9 million ($11.3 million related to the goodwill) (see Note 8).
Intangible Assets
Intangible assets related to the Company’s acquisitions are included as part of the total other assets on the Company’s consolidated balance sheet. Intangible assets subject to amortization at December 31 are as follows (in thousands):

	2006		2005
	Gross		Gross
	carrying	Accumulated	Carrying	Accumulated
	amount	amortization	amount	amortization	Estimated Life
Trademark	$2,000	$(231)	$1,660	$(143)	2 – 15 years

Unpatented technology/patent	5,090	(774)	3,440	(225)	5 – 20 years

Customer relationships	26,353	(2,456)	13,040	(809)	5 – 15 years

Non-competition agreements	3,540	(1,367)	2,365	(885)	5 –10 years

	$36,983	$(4,828)	$20,505	$(2,062)

Intangible assets with indefinite useful lives not subject to amortization consist of trade names and a trademark valued at $30,211,000 and $21,440,000 at December 31, 2006 and 2005, respectively.
Intangible asset amortization expense for the years ended December 31, 2006, 2005 and 2004 aggregated approximately $2,766,000, $1,175,000 and $680,000, respectively.
Amortization expense related to intangible assets subject to amortization at December 31, 2006 for the next five years is estimated as follows (in thousands):

Year Ended December 31,
2007	$3,725
2008	$3,596
2009	$3,518
2010	$3,446
2011	$3,289
6. Inventories
Inventories at December 31 consist of the following:

(in thousands)	2006	2005
Raw material	$122,181	$89,798
Work-in-process	41,164	30,341
Finished goods	91,646	69,849

Total inventory	$254,991	$189,988

7. Property, Plant and Equipment
Components of property, plant and equipment at December 31 consisted of the following:

(in thousands)	2006	2005
Land and land improvements	$12,405	$10,509
Building and improvements	79,327	71,900
Machinery and equipment	281,798	258,055
Construction in progress	11,299	11,072

	384,829	351,536
Less accumulated depreciation and amortization	141,691	121,892

Property, plant and equipment, net	$243,138	$229,644

8. Investments in Partnerships
The Company has a 31% partnership interest in a steel pickling joint venture with Samuel Manu-Tech, Inc. The partnership provides a steel cleaning process called pickling to steel mills and steel processors. The investment is included in the Company’s Processed Metal Products segment and is accounted for using the equity method of accounting. The Company’s investment in the partnership was approximately $2,440,000 and $2,720,000 at December 31, 2006 and 2005, respectively.
In December 2003, the Company entered into a joint venture with Duferco Farrell Corporation, in which the Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC. The joint venture was formed for the purpose of manufacturing and distributing cold-rolled strip steel products. The investment is accounted for using the equity method of accounting. The Company’s proportionate share in the net assets of the joint venture was approximately $3,431,000 at December 31, 2005. In December 2006, the Company determined its investment in the joint venture was other than temporarily impaired and wrote off its proportional share in the net assets of the joint venture, which was approximately $1,555,000. The determination that the investment was other than temporarily impaired also resulted in the write-off of approximately $11,320,000 of goodwill as discussed in Note 5.

9. Debt
Long-term debt at December 31 consists of the following:

(in thousands)	2006	2005
Revolving credit facility	$74,589	$25,000
Term loan	123,850	230,000
8% Senior Subordinated Notes due December 1, 2015 with interest payable in semiannual installments at 8.25% effective rate, recorded net of unamortized discount of $3,175 and $3,400 at December 31, 2006 and 2005, respectively	200,825	200,600
Acquisition notes payable – related party	—	5,833
Other debt	1,289	80

	400,553	461,513
Less current maturities	2,336	8,164

Total long-term debt	$398,217	$453,349

The Company’s amended and restated credit agreement dated October 30, 2006 provides a revolving credit facility and a term loan. The revolving credit facility of $300,000,000 and term loan of $230,000,000 are collateralized by the Company’s accounts receivable, inventories, and personal property and equipment. The revolving credit facility is committed through December 8, 2010 and the term loan is due December 8, 2012.
The revolving credit facility carries a facility fee of between 17.5 and 65 basis points which is payable quarterly. This facility has various interest rate options, which are no greater than the bank’s prime rate (8.25% at December 31, 2006). At December 31, 2006, the Company had $65,000,000 outstanding at LIBOR plus a margin equal to 6.35% and additional borrowings of $9,589,000 outstanding at 6.29%. At December 31, 2005, the Company had $25,000,000 outstanding with interest at LIBOR plus a margin equal to 5.52%. $17,163,000 of standby letters of credit have been issued under the revolving credit agreement to third parties on behalf of the Company at December 31, 2006. These letters of credit reduce the amount otherwise available. $208,248,000 was available under the revolving credit facility at December 31, 2006.
The term loan carries interest at various rates, including a base rate which is the greater of the bank’s prime rate (8.25% at December 31, 2006) or the federal funds rate plus 50 basis points, or LIBOR plus 175 basis points. At December 31, 2006 and 2005, the Company had interest rate swap agreements (to manage interest costs and exposure to changing interest rates) outstanding which expire in 2007 and 2010 and effectively converted $115,000,000 of floating rate debt to fixed rates ranging from 6.70% to 6.78%. Additional borrowings under the term loan of $8,850,000 had an interest rate of LIBOR plus a fixed rate of 7.13% at December 31, 2006. Additional borrowings under the term loan of $115,000,000 had an interest rate of LIBOR plus a fixed rate at December 31, 2005. The weighted average interest rate of these borrowings was 6.77% and 6.51% at December 31, 2006 and 2005, respectively.
On December 8, 2005, the Company issued $204,000,000 of 8% senior subordinated notes, due December 1, 2015, at a discount to yield 8.25%. Provisions of the 8% notes include, without limitation, restrictions on indebtedness liens, distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends and other restricted payments. Prior to December 1, 2008, up to 35% of the 8% notes are redeemable at the option of the Company from the proceeds of an equity offering at a premium of 108% of the face value, plus accrued and unpaid interest. After December 1, 2010, the notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the notes agreement), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8% notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8% notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The borrowings under the term loan and 8% senior subordinated notes were used to pay down the interim financing facility described below and revolving line of credit and pay financing costs.
On October 3, 2005, the Company entered into a term loan agreement with a consortium of banks pursuant to which the lenders made a senior secured term loan of $300,000,000 due October 4, 2006. This loan and the Company’s revolving credit facility were used to fund the acquisition of AMICO and satisfy the (i) the Senior Secured Note with The Prudential Insurance Company of America dated July 3, 2002, as amended; (ii) the Subordinated Note with The Prudential Insurance Company of America dated July 3, 2002, as amended; (iii) the Senior Secured Note Purchase Agreement with The Prudential Life Insurance Company of America and Pruco Life Insurance Company dated June 18, 2004, as amended; and (iv) the $42,295,000 subordinated promissory note, dated May 1, 2003, payable to CertainTeed Corporation. The satisfaction of the notes in (i), (ii), and (iii) above required the Company to provide “make whole” payments aggregating $6,753,000 which were expensed as interest in 2005.
The Company’s acquisition notes payable consisted of debt incurred in connection with the 2003 acquisitions of Construction Metals and Air Vent. In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes payable each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes were payable to the two former owners of Construction Metals were considered related party in nature due to the former owners’ current employment relationship with the Company. These notes were payable in equal annual principal installments of $2,917,000 per note on April 1, and the final principal payment was paid on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. Interest expense related to these notes payable aggregated approximately $72,000, $364,000 and $658,000 in 2006, 2005 and 2004, respectively. At December 31, 2005, the current portion of these notes aggregated approximately $5,833,000 and accrued interest aggregated approximately $74,000.
In connection with the acquisition of Air Vent, the Company entered into an unsecured subordinated note payable to the former owner of Air Vent, in the amount of $42,295,000. The note was payable in annual principal installments of $8,459,000 on May 1, with the final principal payment due on May 1, 2008. The note was paid on October 3, 2005, as described above. The principal and interest paid on October 3, 2005 related to this note equaled $25,920,000.
The aggregate maturities of long-term debt for the next five years and thereafter are as follows: 2007-$2,336,000; 2008-$2,313,000; 2009-$2,300,000; 2010-$78,129,000; 2011-$2,300,000; and $313,175,000, thereafter.
The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.
Total cash paid for interest in the years ended December 31, 2006, 2005 and 2004 was $30,333,000, $26,190,000 and $14,620,000, respectively.

10. Employee Retirement Plans
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

(in thousands)	2006	2005	2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,253	$2,154	$1,791
Service cost	160	176	171
Interest cost	123	123	107
Actuarial (gain) loss	(52)	(155)	110
Benefits paid	(45)	(45)	(25)

Projected benefit obligation at end of year	2,439	2,253	2,154

Fair value of plan assets	—	—	—

Funded status:	(2,439)	(2,253)	(2,154)
Unrecognized (gain) loss	(3)	51	206

Net amount recognized	$(2,442)	$(2,202)	$(1,948)

Amounts recognized in the consolidated financial statements consist of:
Accrued pension liability	$(2,439)	$(2,253)	$(2,154)
Accumulated other comprehensive (income) loss-additional minimum pension liability (pre-tax)	(3)	51	206

Net amount recognized	$(2,442)	$(2,202)	$(1,948)

The plan’s accumulated benefit obligation was $2,439,000, $2,253,000 and $2,154,000 at December 31, 2006, 2005 and 2004, respectively.
The measurement date used to determine pension benefit measures is December 31.
Components of net periodic pension cost for the years ended December 31 are as follows:

(in thousands)	2006	2005	2004
Service cost	$160	$176	$171
Interest cost	123	123	107

Net periodic pension cost	$283	$299	$278

Weighted average assumptions:
Discount rate	5.75%	5.50%	5.75%
Employer contributions to the plan for 2007 are expected to be $44,500.

Year Ended December 31,
2007	$44
2008	$53
2009	$128
2010	$196
2011	$255
Years 2012—2016	$1,741
Certain subsidiaries participate in the Company’s 401(k) Plan. In addition, certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

Total expense for all retirement plans was $3,465,000, $2,662,000 and $2,344,000 for the years ended December 31, 2006, 2005 and 2004 respectively.
11. Other Postretirement Benefits
Certain subsidiaries of the Company provide health and life insurance to substantially all of their employees and to a number of retirees and their spouses.
The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31:

(in thousands)	2006	2005	2004
Benefit obligation at beginning of year	$4,277	$4,046	$3,404
Service cost	115	104	92
Interest cost	232	223	214
Amendments	—	—	(57)
Actuarial loss	103	67	465
Benefits paid	(176)	(163)	(72)
Medicare Part D subsidy	7	—	—

Benefit obligation at end of year	4,558	4,277	4,046

Fair value of plan assets	—	—	—

Under funded status	(4,558)	(4,277)	(4,046)
Unrecognized prior service costs	(100)	(121)	(142)
Unrecognized loss	1,657	1,677	1,721

Accumulated postretirement benefit obligation	$(3,001)	$(2,721)	$(2,467)

Amounts recognized in the consolidated financial statements consist of:

(in thousands)	2006	2005	2004
Accrued post retirement benefit liability	$(4,558)	$(2,721)	$(2,467)
Accumulated other comprehensive loss-additional post retirement benefit cost (pre-tax)	1,557	—	—

Net amount recognized	$(3,001)	$(2,721)	$(2,467)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 are as follows:

(in thousands)	2006	2005	2004
Service cost	$115	$104	$92
Interest cost	232	223	214
Amortization of unrecognized prior service cost	(21)	(21)	(21)
Loss amortization	123	110	107

Net periodic post retirement benefit cost	$449	$416	$392

Weighted average assumptions:
Discount rate	5.75%	5.50%	5.75%

For measurement purposes, a 9%, 7% and 10% annual rate of increase in the per capita cost of medical costs before age 65, medical costs after age 65 and drug costs, respectively, were assumed for 2006, gradually decreasing to 5.0% in 2014. The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated postretirement benefit obligation at December 31, 2006, by approximately $726,000 and $630,000, respectively and increase or decrease the annual service and interest costs by approximately $61,000 and $52,000, respectively.
The measurement date used to determine postretirement benefit obligation measures is December 31.
Expected benefit payments from the plan are as follows (in thousands):

Year ended December 31,
2007	$149
2008	$168
2009	$186
2010	$207
2011	$240
Years 2011—2015	$1,477
The Company adopted SFAS 158 effective December 31, 2006. Adoption of this standard resulted in a $1,557,000 increase in other non-current liabilities, a $969,000 decrease in equity and a $587,000 increase in deferred tax assets as we recognized additional post retirement benefit costs.

12. Income Taxes
The provision for income taxes for the years ending December 31 consisted of the following:

(in thousands)	2006	2005	2004
Income tax expense (benefit) from continuing operations
Current:
U.S. federal	$26,752	$21,213	$18,953

State and foreign	6,367	4,248	2,916

Total current	33,119	25,461	21,869

Deferred:
U.S. federal	(3,041)	(2,018)	2,741
State and foreign	3	(190)	654

Total deferred	(3,038)	(2,208)	3,395

Total	$30,081	$23,253	$25,264

Income tax (benefit) expense from discontinued operations:

(in thousands)	2006	2005	2004
Current:
U.S. federal	$21,664	$4,692	$3,257
State and foreign	6,109	279	569

Total current	27,773	4,971	3,826

Deferred:
U.S. federal	(20,941)	(598)	2,963
State and foreign	(4,974)	(553)	414

Total deferred	(25,915)	(1,151)	3,377

Total	$1,858	$3,820	$7,203

The provision for income taxes from continuing operations differs from the federal statutory rate of 35% due to the following:

(in thousands)	2006	2005	2004
Statutory rate	$27,977	$21,263	$22,673
State income taxes, less federal effect	3,057	2,307	2,228
Other	(953)	(317)	363

	$30,081	$23,253	$25,264

Deferred tax liabilities (assets) at December 31, consist of the following:

(in thousands)	2006	2005
Depreciation	$42,618	$41,391
Goodwill	17,070	16,287
Intangible assets	19,913	11,725
Other	1,527	2,604

Gross deferred tax liabilities	81,128	72,007

Equity compensation	(3,959)	(1,985)
Other	(12,072)	(11,597)

Gross deferred tax assets	(16,031)	(13,582)

Net deferred tax liabilities	$65,097	$58,425

Net current deferred tax assets of $5,884,000 and $7,813,000 are included in other current assets in the consolidated balance sheet at December 31, 2006 and 2005, respectively.

Cash paid for income taxes, net of tax refunds, in the years ended December 31, 2006, 2005 and 2004 was $63,621,000, $31,941,000 and $17,584,000, respectively.
Provision has not been made for U.S. taxes on $9,094,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.
The Company has a subsidiary in China that will be eligible for a tax holiday for five years beginning with the first year the taxable income exceeds the net operating loss carry forwards. During 2006, taxable income exceeded the net operating loss carry forwards and the tax holiday began.
At December 31, 2005, the Company has net operating loss carry forwards of $2,718,000, all of which were utilized in 2006.
13. Common Stock
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
15. Net Income per Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the stock option and restricted stock plans described in Note 3. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.
The following table sets forth the computation of basic and diluted earnings per share as of December 31:

	2006	2005	2004
Numerator:
Income from continuing operations	$49,854,000	$37,497,000	$39,517,000
Income from discontinued operations	7,415,000	5,975,000	11,265,000

Income available to common stockholders	$57,269,000	$43,472,000	$50,782,000

Denominator:
Denominator for basic income per share:
Weighted average shares outstanding	29,711,902	29,608,418	29,362,122

Denominator for diluted income per share:
Weighted average shares outstanding	29,711,902	29,608,418	29,362,122
Common stock options and restricted stock	293,619	201,724	233,472

Weighted average shares and conversions	30,005,521	29,810,142	29,595,594

16. Segment Information
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
The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31, 2006, 2005 and 2004:

(in thousands)	2006	2005	2004
Net sales
Building products	$872,639	$615,386	$477,316
Processed metal products	430,716	421,437	359,725

	$1,303,355	$1,036,823	$837,041

Income from operations
Building products	$128,121	$81,324	$59,068
Processed metal products	26,098	27,529	38,163
Corporate	(33,915)	(27,760)	(26,824)

	$120,304	$81,093	$70,407

Depreciation and amortization
Building products	$17,125	$11,071	$9,364
Processed metal products	7,399	7,215	6,238
Corporate	2,975	2,245	1,341

	$27,499	$20,531	$16,943

Total assets
Building products	$828,797	$730,846	$444,677
Processed metal products	283,546	232,294	267,297
Corporate	40,525	241,872	245,727

	$1,152,868	$1,205,012	$957,701

Capital expenditures
Building products	$16,958	$10,071	$10,363
Processed metal products	2,696	4,825	4,916
Corporate	2,247	2,585	4,670

	$21,901	$17,481	$19,949

17. Other Assets
Other assets at December 31 consist of the following:

	2006	2005
Intangible Assets	$63,119	$40,127
Deferred financing costs	9,876	10,882
Other	3,694	4,090

	$76,689	$55,099

18. Accrued Expenses
Accrued expenses at December 31 consist of the following:

	2006	2005
Compensation	$14,873	$17,124
Insurance	11,122	12,144
Customer rebates	8,034	9,959
Other	16,742	20,062

	$50,771	$59,289

19. Commitments and Contingencies
The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2006, 2005 and 2004 aggregated $13,382,000, $9,234,000 and $7,483,000, respectively. Future minimum lease payments under these noncancelable operating leases at December 31, 2006 are as follows: 2007-$12,176,000; 2008-$10,483,000; 2009-$8,272,000; 2010-$6,433,000; 2011-$5,381,000; and $11,445,000 thereafter.
The Company entered into certain operating lease agreements, related to acquired operating locations and facilities, with the former owners of Construction Metals. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $1,353,000 and $1,418,000 in 2006 and 2005, respectively.
The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operations.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. During 2006 and 2005, we incurred $1,869,000 and $2,114,000 for legal services from these firms, respectively. Of the amount incurred, $1,567,000 and $1,024,000 was expensed, and $302,000 and $1,090,000 was capitalized as acquisition costs and deferred debt issuance costs in 2006 and 2005, respectively At December 31, 2006 and 2005, the Company had $171,000 and $787,000, respectively recorded in accounts payable for these law firms.
The Company offers various product warranties to its customers concerning the quality of its products and services. Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a related warranty accrual at December 31, 2006 and 2005 is not required.

20. Accumulated Other Comprehensive Income (loss)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows
(in thousands):

			Unamortized	Unrealized
	Foreign	Minimum	post	gain	Accumulated
	currency	pension	retirement	(loss) on	other
	translation	liability	health care	interest rate	comprehensive
	adjustment	adjustment	costs	swaps	income
Balance at January 1, 2006	$2,435	$(30)	$––	$(538)	$1,867
Cumulative effect of adoption of SFAS 158	—	—	(969)	—	(969)
Current period change	(458)	33	—	592	167

Balance at December 31, 2006	$1,977	$3	$(969)	$54	$1,065

21. Supplemental Financial Information
The following information sets forth the consolidating financial statements of the issuer (Gibraltar Industries, Inc.) and other guarantors, which guarantee the 8% senior subordinated notes due December 1, 2015, and the non-guarantors. The guarantors are wholly owned subsidiaries of the issuer and the guarantees are full, unconditional, joint and several.
Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Gibraltar Industries, Inc.
Consolidating Balance Sheets
December 31, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$4,982	$8,493	$—	$13,475
Accounts receivable, net	—	152,335	16,872	—	169,207
Intercompany balances	335,496	(313,514)	(21,982)	—	—
Inventories	—	243,036	11,955	—	254,991
Other current assets	—	17,297	810	—	18,107

Total current assets	335,496	104,136	16,148	—	455,780

Property, plant and equipment, net	—	223,535	19,603	—	243,138
Goodwill	—	346,108	28,713	—	374,821
Investments in partnerships	—	2,440	—	—	2,440
Other assets	6,492	56,201	13,996	—	76,689
Investment in subsidiaries	410,578	56,823	—	(467,401)	—

	$752,566	$789,243	$78,460	$(467,401)	$1,152,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$60,737	$10,571	$—	$71,308
Accrued expenses	1,513	45,782	3,476	—	50,771
Current maturities of long-term debt	—	2,336	—	—	2,336

Total current liabilities	1,513	108,855	14,047	—	124,415

Long-term debt	200,825	196,152	1,240	—	398,217
Deferred income taxes	—	64,935	6,046	—	70,981
Other non-current liabilities	—	8,723	304	—	9,027
Shareholders’ equity	550,228	410,578	56,823	(467,401)	550,228

	$752,566	$789,243	$78,460	$(467,401)	$1,152,868

Gibraltar Industries, Inc.
Consolidating Balance Sheets
December 31, 2005
(in thousands)

			Non-
	Gibraltar	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$24,759	$3,770	$—	$28,529
Accounts receivable, net	—	154,864	7,436	—	162,300
Intercompany balances	384,669	(381,419)	(3,250)	—	—
Inventories	—	184,404	5,584	—	189,988
Other current assets	155	18,994	150	—	19,299
Assets of discontinued operations	—	23,888	––	—	23,888

Total current assets	384,824	25,490	13,690	—	424,004

Property, plant and equipment, net	—	220,993	8,651	—	229,644
Goodwill	—	351,389	9,274	—	360,663
Investments in partnerships	—	6,151	—	—	6,151
Other assets	6,531	48,271	297	—	55,099
Investment in subsidiaries	305,808	24,158	—	(329,966)	—
Assets of discontinued operations	—	129,451	—	—	129,451

	$697,163	$805,903	$31,912	$(329,966)	$1,205,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$77,995	$5,271	$—	$83,266
Accrued expenses	2,538	55,344	1,407	—	59,289
Current maturities of long-term debt	—	2,331	—	—	2,331
Current maturities of related party debt	—	5,833	—	—	5,833
Liabilities of discontinued operations	—	6,366	163	—	6,529

Total current liabilities	2,538	147,869	6,841	—	157,248

Long-term debt	200,600	252,749	—	—	453,349
Long-term related party debt	—	—	—	—	—
Deferred income taxes	—	65,325	913	—	66,238
Other non-current liabilities	—	6,038	—	—	6,038
Liabilities of discontinued operations	—	28,114	—	—	28,114
Shareholders’ equity	494,025	305,808	24,158	(329,966)	494,025

	$697,163	$805,903	$31,912	$(329,966)	$1,205,012

Gibraltar Industries, Inc.
Consolidating Statements of Income
December 31, 2006
(in thousands)

			Non-
	Gibraltar	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$––	$1,243,270	$61,693	$(1,608)	$1,303,355

Cost of sales	—	992,634	50,433	(1,608)	1,041,459

Gross profit	—	250,636	11,260	—	261,896

Selling, general and administrative expense	518	135,910	5,164	––	141,592

(Loss) income from operations	(518)	114,726	6,096	––	120,304

Other expense (income):

Interest expense	16,796	10,456	72	––	27,324
Equity in partnerships’ loss, impairment and other income	––	13,045	––	––	13,045

Total other expense	16,796	23,501	72	––	40,369

(Loss) income before taxes	(17,314)	91,225	6,024	––	79,935

Provision for income taxes	(6,753)	35,066	1,768	––	30,081

Income (loss) from continuing operations	(10,561)	56,159	4,256	––	49,854

Discontinued operations:
Income (loss) from discontinued operations before taxes	––	9,394	(121)	––	9,273

Income tax expense (benefit)	––	1,905	(47)	––	1,858

Income (loss) from discontinued operations	––	7,489	(74)	––	7,415

Equity in earnings from subsidiaries	67,830	4,182	––	(72,012)	––

Net income (loss)	$57,269	$67,830	$4,182	$(72,012)	$57,269

Gibraltar Industries, Inc.
Consolidating Statements of Income
December 31, 2005
(in thousands)

			Non-
	Gibraltar	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$1,017,329	$21,225	$(1,731)	$1,036,823

Cost of sales	—	829,460	17,330	(1,731)	845,059

Gross profit	—	187,869	3,895	—	191,764

Selling, general and administrative expense	71	108,686	1,914	—	110,671

(Loss) income from operations	(71)	79,183	1,981	—	81,093
Other expense (income)

Interest expense	1,051	19,202	356	—	20,609
Equity in partnerships’ income and other income	—	(266)	—	—	(266)

Total other expense	1,051	18,936	356	—	20,343

(Loss) income before taxes	(1,122)	60,247	1,625	—	60,750

Provision for income taxes	(438)	23,083	608	—	23,253

(Loss) income from continuing operations	(684)	37,164	1,017	—	37,497

Discontinued operations
Income (loss) from discontinued operations before taxes	—	11,776	(1,981)	—	9,795
Income tax (benefit) expense	—	4,592	(772)	—	3,820

Income (loss) from discontinued operations	—	7,184	(1,209)	—	5,975

Equity in earnings (loss) from subsidiaries	44,156	(192)	—	(43,964)	––

Net income (loss)	$43,472	$44,156	$(192)	$(43,964)	$43,472

Gibraltar Industries, Inc.
Consolidating Statements of Income
December 31, 2004
(in thousands)

			Non-
	Gibraltar	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$826,646	$15,832	$(5,437)	$837,041

Cost of sales	—	658,056	13,365	(5,437)	665,984

Gross profit	—	168,590	2,467	—	171,057

Selling, general and administrative expense	—	99,023	1,627	—	100,650

Income from operations	—	69,567	840	—	70,407

Other expense (income)
Interest expense	—	10,314	158	—	10,472
Equity in partnerships’ income and other income	—	(4,846)	—	—	(4,846)

Total other expense	—	5,468	158	—	5,626

Income before taxes	—	64,099	682	—	64,781

Provision for income taxes	—	24,995	269	—	25,264

Income from continuing operations	—	39,104	413	—	39,517

Discontinued operations:
Income from discontinued operations before taxes	—	16,698	1,770	—	18,468
Income tax expense	—	6,504	699	—	7,203

Income from discontinued operations	—	10,194	1,071	—	11,265
Equity in earnings from subsidiaries	50,782	1,484	—	(52,266)	—

Net income	$50,782	$50,782	$1,484	$(52,266)	$50,782

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
December 31, 2006
(in thousands)

			Non-
	Gibraltar	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operations	$(8,009)	$(15,073)	$2,184	$––	$(20,898)
Net cash provided by discontinued operations	––	7,634	––	––	7,634

Net cash (used in) provided by operating activities	(8,009)	(7,439)	2,184	––	(13,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	––	(58,125)	695	––	(57,430)
Net proceeds from sale of business	––	151,487	––	––	151,487
Purchases of property, plant and equipment	––	(21,097)	(804)	––	(21,901)
Net proceeds from sale of property and equipment	––	349	––	––	349

Net cash provided by (used in) investing activities from continuing operations	––	72,614	(109)	––	72,505
Net cash used in investing activities for discontinued operations	––	(3,553)	––	––	(3,553)

Net cash provided by (used in) investing activities	––	69,061	(109)	––	68,952

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	––	(114,159)	(716)	––	(114,875)
Proceeds from long-term debt	––	48,873	1,956	––	50,829
Intercompany financing	13,084	(14,492)	1,408	––	––
Payment of deferred financing costs	(647)	(121)	––	––	(768)
Tax benefit from stock compensation	355	––	––	––	355
Net proceeds from issuance of common stock	1,174	––	––	––	1,174
Payment of dividends	(5,957)	––	––	––	(5,957)

Net cash (used in) provided by financing activities from continuing operations	8,009	(79,899)	2,648	––	(69,242)
Net cash used in financing activities from discontinued operations	––	(1,500)	––	––	(1,500)

Net cash (used in) provided by financing activities	8,009	(81,399)	2,648	––	(70,742)

Net (decrease) increase in cash and cash equivalents	––	(19,777)	4,723	––	(15,054)

Cash and cash equivalents at beginning of year	––	24,459	3,770	––	28,529

Cash and cash equivalents at end of year	$ ––-	$4,982	$8,493	$––	$13,475

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
December 31, 2005
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by continuing operations	$2,223	$112,826	$1,576	$—	$116,625
Net cash provided by (used in) discontinued operations	—	15,776	(1,402)	—	14,374

Net cash provided by operating activities	2,223	128,602	174	—	130,999

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(271,031)	—	—	(271,031)
Net proceeds from sale of business	—	42,594	—	—	42,594
Purchases of property, plant and equipment	—	(16,408)	(1,073)	—	(17,481)
Net proceeds from sale of property and equipment	—	329	263	—	592

Net cash used in investing activities from continuing operations	—	(244,516)	(810)	—	(245,326)
Net cash used in investing activities for discontinued operations	—	(4,607)	(331)	—	(4,938)

Net cash used in investing activities	—	(249,123)	(1,141)	—	(250,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	—	(643,298)	—	—	(643,298)
Proceeds from long-term debt	200,583	595,985	—	—	796,568
Intercompany financing	(191,097)	190,899	198	—	—
Payment of deferred financing costs	(6,585)	(4,259)	—	—	(10,844)
Net proceeds from issuance of common stock	817	—	—	—	817
Payment of dividends	(5,941)	—	—	—	(5,941)

Net cash (used in) provided by financing activities for continuing operations	(2,223)	139,327	198	—	137,302

Net cash used in financing activities for discontinued operation	–	(400)	–	––	(400)

Net cash (used in) provided by financing activities	(2,223)	138,927	198	—	136,902

Net increase (decrease) in cash and cash equivalents	––	18,406	(769)	––	17,637
Cash and cash equivalents at beginning of year	—	6,353	4,539	—	10,892

Cash and cash equivalents at end of year	$—	$24,759	$3,770	$—	$28,529

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
December 31, 2004
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) continuing operations	$1,419	$(17,866)	$650	$—	$(15,797)
Net cash provided by (used in) discontinued operations	—	14,392	(214)	—	14,178

Net cash provided by (used in) operating activities	1,419	(3,474)	436	—	(1,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(65,525)	—	—	(65,525)
Purchases of property, plant and equipment	—	(19,410)	(539)	—	(19,949)
Net proceeds from sale of property and equipment	—	805	––	—	805

Net cash used in investing activities from continuing operations	—	(84,130)	(539)	—	(84,669)
Net cash used in investing activities for discontinued operations	—	(3,798)	(866)	—	(4,664)

Net cash used in investing activities	—	(87,928)	(1,405)	—	(89,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	—	(64,013)	(479)	—	(64,492)
Proceeds from long-term debt	––	132,302	—	—	132,302
Intercompany financing	(7,299)	1,472	5,827	—	—
Payment of deferred financing costs	––	(365)	—	—	(365)
Net proceeds from issuance of common stock	9,600	—	—	—	9,600
Payment of dividends	(3,720)	—	—	—	(3,720)

Net cash (used in) provided by financing activities for continuing operations	(1,419)	69,396	5,348	—	73,325

Net cash used in financing activities for discontinued operation	–	(500)	–	––	(500)

Net cash (used in) provided by financing activities	(1,419)	68,896	5,348	––	72,825

Net (decrease) increase in cash and cash equivalents	––	(22,506)	4,379	––	(18,127)
Cash and cash equivalents at beginning of year	—	28,859	160	—	29,019

Cash and cash equivalents at end of year	$—	$6,353	$4,539	$—	$10,892

22. Subsequent Events
On February 23, 2007, the Company announced its plan to consolidate two of its plants in Buffalo, New York. The Company is currently analyzing the cost that will be incurred due to this restructing.

Gibraltar Industries, Inc.
Quarterly unaudited financial data
(in thousands, except per share data)

2006 Quarter ended	March 31	June 30	Sept. 30	Dec. 31 (1)	Total

Net sales	$322,637	$352,421	$336,471	$291,826	$1,303,355
Gross profit	63,231	77,265	69,811	51,589	261,896
Income from operations	25,391	38,315	36,132	20,466	120,304
Income from continuing operations	11,733	19,761	18,329	31	49,854
Income (loss) from discontinued operations	2,664	3,552	(333)	1,532	7,415
Net income	14,397	23,313	17,996	1,563	57,269

Income per share from continuing operations:
Basic	$.40	$.67	$.62	$.00	$1.68
Diluted	$.39	$.66	$.61	$.00	$1.66

Income (loss) per share from discontinued operations:
Basic	$.09	$.12	$(.01)	$05	$.25
Diluted	$.09	$.12	$(.01)	$.05	$.25

2005 Quarter ended	March 31	June 30	Sept. 30	Dec. 31	Total

Net sales	$236,542	$252,850	$247,771	$299,660	$1,036,823
Gross profit	42,710	49,131	47,578	52,345	191,764
Income from operations	16,102	24,485	21,225	19,281	81,093
Income from continuing operations	8,175	13,476	10,826	5,020	37,497
Income from discontinued operations	2,571	1,995	1,033	376	5,975
Net income	10,746	15,471	11,859	5,396	43,472

Income per share from continuing operations:
Basic	$.27	$.46	$.37	$.17	$1.27
Diluted	$.27	$.45	$.37	$.17	$1.26
Income per share from discontinued operations:
Basic	$.09	$.07	$.03	$01	$.20
Diluted	$.09	$.07	$.03	$.01	$.20

(1)	Net sales decreased $8.1 million, or 2.7%, to $291.8 million in the fourth quarter of 2006, from $299.7 million in the fourth quarter of 2005. The decrease is the result of weakness in the new build housing market, which was partially offset by an increase in net sales of $10.4 million due to the acquisition of EMC in November 2006. During the fourth quarter of 2006, the Company aligned its vacation policy at its subsidiaries, and recorded a benefit in income from operations due to this alignment of approximately $3.7 million and recognized an impairment of approximately $12.9 million in its investment in a joint venture.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The Company filed an 8-K/A dated June 6, 2005 reporting a change in its certifying accountant to Ernst & Young LLP from PricewaterhouseCoopers LLP.
Item 9A. Controls and Procedures
Evaluation of Disclosure Control and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). The Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer, and Executive Vice President, Chief Financial Officer and Treasurer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer and Executive Vice President, Chief Financial Officer and Treasurer, have concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Gibraltar’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Gibraltar’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Gibraltar conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on Gibraltar’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
The Company completed an acquisition during 2006 that was excluded from the Company’s Management’s Annual Report on Internal Controls Over Financial Reporting as of December 31, 2006. On November 1, 2006, the Company acquired The Expanded Metal Company Limited and Sorst Streckmetell GmbH, which is included in the Company’s consolidated financial statements and constituted $63.7 million and $47.0 million of total and net assets, respectively, as of December 31, 2006 and $10.4 million and $0.2 million of revenue and net income, respectively, for the year then ended.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.
Gibraltar Industries. Inc.
Buffalo, New York
March 1, 2007
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Gibraltar Industries, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Gibraltar Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gibraltar Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Expanded Metal Company Limited acquired on November 1, 2006 and Sorst Streckmetall GmbH acquired on November 1, 2006, which are included in the 2006 consolidated financial statements of Gibraltar Industries, Inc. and constituted (in 000’s) $63,658 and $46,964 of total and net assets, respectively, as of December 31, 2006 and $10,355 and $226 of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Gibraltar Industries, Inc. also did not include an evaluation of the internal control over financial reporting of The Expanded Metal Company Limited acquired on November 1, 2006 and Sorst Streckmetall GmbH acquired on November 1, 2006.
In our opinion, management’s assessment that Gibraltar Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gibraltar Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006 of Gibraltar Industries, Inc. and our report dated March 1, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Buffalo, New York
March 1, 2007

PART III
Item 10. Directors and Executive Officers of the Registrant
Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2006 fiscal year.
The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chairman of the Board, President, Chief Financial Officer and other senior financial officers and executives of the Company. A complete text of this Code of Ethics has been filed as Exhibit 14 to our Annual Report on Form 10-K filed on March 11, 2005, and is available in the corporate governance section of our website at www.gibraltar1.com.
Arthur A. Russ, Jr., and David N. Campbell, directors of the Company were each untimely, on one occasion, in the filing of a report on Form 4 with respect to one transaction.
Item 11. Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2006 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2006 fiscal year.
Item 13. Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2006 fiscal year.
Item 14. Principal Accountant’s Fees and Services
Information regarding principal accountant’s fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2006 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules			Page Number

(a)	(1)	Financial Statements:

		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	36

		Report of Independent Registered Public Accounting Firm	37

		Consolidated Balance Sheets as of December 31, 2006 and 2005	38

		Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	39

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	40

		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	41

		Notes to Consolidated Financial Statements	42

	(2)	Supplementary Data

		Quarterly Unaudited Financial Data	80

		Financial Statement Schedules

		Schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	(3)	Exhibits

		The index of exhibits to this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 87.

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

/s/ Brian J. Lipke	Chief Executive Officer	March 1, 2007
Brian J. Lipke	and Chairman of the Board
(principal executive officer)

/s/ Henning Kornbrekke Henning Kornbrekke	President and Chief Operating Officer	March 1, 2007

/s/ David W. Kay David W. Kay	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 1, 2007

/s/ Gerald S. Lippes Gerald S. Lippes	Director	March 1, 2007

/s/ Arthur A. Russ, Jr. Arthur A. Russ, Jr.	Director	March 1, 2007

/s/ David N. Campbell David N. Campbell	Director	March 1, 2007

/s/ William P. Montague William P. Montague	Director	March 1, 2007

/s/ William J. Colombo William J. Colombo	Director	March 1, 2007

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	Director	March 1, 2007

Exhibit Index

Exhibit		Sequentially
Number	Exhibit	Numbered Page
3.1	Certificate of Incorporation of registrant (incorporated by reference to the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304)) as amended by the amendment to the Certificate of Incorporation filed on Form 8-K on October 29, 2004.

3.2	Amended and Restated By-Laws of the Registrant effective August 11, 1998 (incorporated by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

4.1	Specimen Common Share Certificate (incorporated by reference number to the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

4.2	Indenture dated as of December 8, 2005, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).

10.1	Partnership Agreement of Samuel Pickling Management Company dated June 1, 1988 between Cleveland Pickling, Inc. and Samuel Manu-Tech, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.2	Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co. and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.3	Lease dated September 1, 1990 between Erie County Industrial Development Agency and Integrated Technologies International, Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.4	Lease dated June 4, 1993 between Buffalo Crushed Stone, Inc. and Gibraltar Steel Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

Exhibit		Sequentially
Number	Exhibit	Numbered Page
10.5*	Employment Agreement dated as of July 9, 1998 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.6	Gibraltar Steel Corporation Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.7	Agreement dated December 22, 2000 for Adoption by Gibraltar Steel Corporation of New York of the Dreyfus Nonstandardized Prototype Profit Sharing Plan and Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.8*	Gibraltar Industries, Inc. Incentive Stock Option Plan, Fifth Amendment and Restatement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.9*	Gibraltar Industries, Inc. Restricted Stock Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.10*	Gibraltar Industries, Inc. Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-03979))

10.11*	Gibraltar Industries, Inc. Profit Sharing Plan dated August 1, 1984, as Amended April 14, 1986 and May 1, 1987 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.12*	Form of Stay Bonus Agreement dated October 1, 2000 between registrant and certain named executives (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.13	Fourth Amended and Restated Credit Agreement among Gibraltar Steel Corporation , Gibraltar Steel Corporation of New York, JPMorgan Chase Bank, as Administrative Agent, and various financial institutions that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit		Sequentially
Number	Exhibit	Numbered Page
10.14	First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.15*	Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.16*	First Amendment, dated January 20, 1995, to Gibraltar Steel Corporation 401(k) Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual report on Form 10-K for the year ended December 31, 1994)

10.17*	The 2003 Gibraltar Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (333-110313))

10.18	Subordinated promissory note between Gibraltar Steel Corporation and CertainTeed Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.19	Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York and KeyBank National Association and the other lenders named therein, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 7, 2005)

10.20*	Change in Control Agreement between the Company and Brian J. Lipke (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2005)

10.21*	Change in Control Agreement between the Company and Henning Kornbrekke (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed April 13, 2005)

10.22*	Change in Control Agreement between the Company and David W. Kay (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed April 13, 2005)

Exhibit		Sequentially
Number	Exhibit	Numbered Page
10.23*	Amendment and Restatement of Change in Control Agreement between the Company and David W. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2006)

10.24*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.25*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Units (Long Term Incentive) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.26*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Non-Qualified Option (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.27*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.28	Agreement and Plan of Merger among Alabama Metal Industries Corporation, Gibraltar Industries, Inc., Expansion Co., Inc. and the security holders named on the schedules thereto dated as of September 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 15, 2005)

10.29	Amendment No. 1 to Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York and KeyBank National Association and the other lenders named therein, dated as of September 9, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 15, 2005)

10.30	Term Loan Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, KeyBank National Association and the lenders named therein, dated as of October 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 7, 2005)

10.31	Amended and Restated Credit Agreement, dated as of December 8, 2005, among the Company, Gibraltar Steel Corporation of New York, as co-borrower, the lenders parties thereto, KeyBank National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Harris Trust and Savings Bank, as co-documentation agent, HSBC Bank USA, National Association, as co-documentation agent, and Manufacturers and Traders Trust Company, as co-

Exhibit		Sequentially
Number	Exhibit	Numbered Page
documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2005)

10.32	Registration Rights Agreement, dated as of December 8, 2005, among the Company, the Guarantors and J.P. Morgan Securities Inc., McDonald Investments Inc. and Harris Nesbitt Corp., as initial purchasers of the Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2005)

10.33	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 30, 2006, among the Company, Gibraltar Steel Corporation of New York, as co-borrower, the lender, parties thereto, and Key Bank National Association, as administration agent (incorporated by reference to Exhibit 10.2 to the Company’s current Report on Form 8-K filed on November 2, 2006)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit		Sequentially
Number	Exhibit	Numbered Page
32.2	Certification of President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Document is a management contract or compensatory plan or agreement