Form 10-Q
period 2007-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2007-05-10
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☑
As of May 7, 2007, the number of common shares outstanding was: 29,844,195.

GIBRALTAR INDUSTRIES, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Income For the Three Months ended March 31, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows For the Three Months ended March 31, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6-23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29 - 30

PART II. OTHER INFORMATION	31 - 33
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$20,675	$13,475
Accounts receivable, net	197,066	169,207
Inventories	248,797	254,991
Other current assets	19,082	18,107

Total current assets	485,620	455,780

Property, plant and equipment, net	245,189	243,138
Goodwill	388,874	374,821
Acquired intangibles	61,840	62,366
Investments in partnerships	2,719	2,440
Other assets	13,747	14,323

	$1,197,989	$1,152,868

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$92,003	$71,308
Accrued expenses	47,255	50,771
Current maturities of long-term debt	2,555	2,336

Total current liabilities	141,813	124,415

Long-term debt	418,174	398,217
Deferred income taxes	71,320	70,981
Other non-current liabilities	12,578	9,027
Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,883,795 shares in 2007 and 2006	299	299
Additional paid-in capital	216,485	215,944
Retained earnings	335,354	332,920
Accumulated other comprehensive income	1,966	1,065

	554,104	550,228

Less: cost of 44,100 and 42,600 common shares held in treasury in 2007 and 2006	—	—

Total shareholders’ equity	554,104	550,228

	$1,197,989	$1,152,868

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share date)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$317,584	$322,637

Cost of sales	265,933	259,406

Gross profit	51,651	63,231

Selling, general and administrative expense	35,210	37,840

Income from operations	16,441	25,391

Other (income) expense:
Equity in partnerships’ income and other income	(362)	(686)
Interest expense	7,237	6,779

Total other expense	6,875	6,093

Income before taxes	9,566	19,298

Provision for income taxes	3,398	7,565

Income from continuing operations	6,168	11,733

Discontinued operations:
Income from discontinued operations before taxes	—	4,303
Income tax expense	—	1,639

Income from discontinued operations	—	2,664

Net income	$6,168	$14,397

Net income per share – Basic:
Income from continuing operations	$.21	$.40
Income from discontinued operations	.00	.09

Net Income	$.21	$.49

Weighted average shares outstanding – Basic	29,844	29,652

Net income per share – Diluted:
Income from continuing operations	$.21	$.39
Income from discontinued operations	.00	.09

Net Income	$.21	$.48

Weighted average shares outstanding – Diluted	30,056	29,944

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$6,168	$14,397
Income from discontinued operations	—	2,664

Income from continuing operations	6,168	11,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,461	6,816
Provision for deferred income taxes	(229)	—
Equity in partnerships’ (loss) income	279	131
Distributions from partnerships	—	188
Stock compensation expense	541	706
Other noncash adjustments	3	25
Increase (decrease) in cash resulting from changes in (net of acquisitions):
Accounts receivable	(23,291)	(31,252)
Inventories	10,565	(16,970)
Other current assets and other assets	384	73
Accounts payable	17,822	15,420
Accrued expenses and other non-current liabilities	(2,986)	4,056

Net cash provided by (used in) continuing operations	16,717	(9,074)
Net cash provided by discontinued operations	—	5,504

Net cash provided by (used in) operating activities	16,717	(3,570)

Cash flows from investing activities
Purchases of property, plant and equipment	(5,369)	(5,303)
Net proceeds from sale of property and equipment	445	36
Acquisitions, net of cash acquired	(22,492)	—

Net cash used in investing activities for continuing operations	(27,416)	(5,267)
Net cash used in investing activities for discontinued operations	—	(1,074)

Net cash used in investing activities	(27,416)	(6,341)

Cash flows from financing activities
Long-term debt reduction	(885)	(8,320)
Proceeds from long-term debt	20,284	—
Payment of deferred financing costs	(8)	(161)
Net proceeds from issuance of common stock	—	552
Payment of dividends	(1,492)	(1,487)
Tax benefit from stock options	—	115

Net cash provided by (used in) financing activities	17,899	(9,301)

Net decrease in cash and cash equivalents	7,200	(19,212)

Cash and cash equivalents at beginning of year	13,475	28,529

Cash and cash equivalents at end of period	$20,675	$9,317

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements as of March 31, 2007 and 2006 have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 have been included therein.
Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2006, as filed on Form 10-K.
The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
The changes in shareholders’ equity and comprehensive income consist of (in thousands):

				Additional		Accumulated			Total
	Comprehensive	Common Stock		Paid-In	Retained	Other Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at January 1, 2007		29,841	$299	$215,944	$332,920	$1,065	43	$—	$550,228
Cumulative effect of adoption of FIN 48		—	—	—	(750)	—	—	—	(750)

Comprehensive income:
Net income	$6,168	—	—	—	6,168	—	—	—	6,168
Other comprehensive income (loss):
Foreign currency translation adjustment,	1,087
Unrealized gain on interest rate swaps, net of tax of $114	(186)
Other comprehensive income	901	—	—	—	—	901	—	—	901

Total comprehensive income	$7,069

Equity based compensation expense		—	—	541	—	—	—	—	541
Cash dividends — $.10 per share		—	—	—	(2,984)	—	—	—	(2,984)
Forfeiture of restricted stock		—	—	—	—	—	1	—	—

Balance at March 31, 2007		29,841	$299	$216,485	$335,354	$1,966	44	$—	$554,104

The cumulative balance of each component of accumulated other comprehensive income, net of tax, is as follows (in thousands):

		Minimum	Unamortized	Unrealized	Accumulated
	Foreign currency	pension	post retirement	gain/(loss) on	other
	translation	liability	health care	interest rate	comprehensive
	adjustment	adjustment	costs	swaps	income
Balance at January 1, 2007	$1,977	$3	$(969)	$54	$1,065

Current period change	1,087		—	(186)	901

Balance at March 31, 2007	$3,064	$3	$(969)	$(132)	$1,966

3. INCOME TAXES
The Company and its U. S. subsidiaries file a U.S. federal consolidated income tax return. The Internal Revenue Service has concluded its examination of the Company’s income tax returns for the years prior to 2003. The U.S. federal statute of limitations remains open for the 2003 tax year and beyond. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 4 to 6 years. Several of our tax returns are currently under examination in various U.S. state jurisdictions.
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $750,000 increase in tax liabilities, with a corresponding reduction in retained earnings. The recognition was caused by uncertain tax positions of $408,000 and the provision for related interest and penalties of $342,000.
During the three months ended March 31, 2007, the Company incurred an additional $25,000 to account for uncertain tax positions. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months.
The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes.
4. EQUITY-BASED COMPENSATION
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
The Management Stock Purchase Plan (“MSPP”) was approved by the shareholders in conjunction with the adoption of the 2005 Equity Incentive Plan. The MSPP provides participants the ability to defer up to 50% of their annual bonus under the Management Incentive Compensation Plan. The deferral is converted to restricted stock units and credited to an account along with a match equal to the deferral amount. The account is converted to cash at the current value of the Company’s stock and payable to the participants upon their termination from employment with the Company. The matching portion is payable only if the participant has reached their sixtieth birthday. If a participant terminates prior to age 60, the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current 10 year U. S. Treasury note. The account is then paid out in five equal annual cash installments.
During the three months ended March 31, 2006, the Company issued 164,125 restricted stock units, and granted 18,625 non-qualified stock options. There were no issuances of restricted stock units or options during the three months ended March 31, 2007.

The fair value of restricted stock units held in the MSPP equals the market value of our common stock on the last day of the period. During the three months ended March 31, 2007, 55,757 restricted stock units were credited to participant accounts. At March 31, 2007, the market value of our common stock was $22.62 per share.
5. INVENTORIES
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw material	$125,655	$122,181
Work-in process	29,578	41,164
Finished goods	93,564	91,646

Total inventories	$248,797	$254,991

6. NET INCOME PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share as of March 31:

	2007	2006
Numerator:
Income available to common stockholders from continuing operations	$6,168,000	$11,733,000

Denominator for basic income per share:
Weighted average shares outstanding	29,844,213	29,652,487

Denominator for diluted income per share:
Weighted average shares outstanding	29,844,213	29,652,487
Common stock options and restricted stock	212,088	291,874

Weighted average shares and conversions	30,056,301	29,944,361

7. ACQUISITIONS
On June 8, 2006, the Company acquired all of the outstanding stock of Home Impressions, Inc. (“Home Impressions”). Home Impressions is based in Hickory, North Carolina and markets and distributes mailboxes and postal accessories. The acquisition of Home Impressions served to strengthen the Company’s position in the mailbox and storage systems markets, and is expected to provide marketing, manufacturing and distribution synergies with our existing operations. The results of Home Impressions (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Home Impressions is not considered significant to the Company’s consolidated results of operations.

As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration through May 2009 based upon the operating results of Home Impressions. The Company paid $57,000 of such additional consideration during the three months ended March 31, 2007. These payments were recorded as additional goodwill.
On June 30, 2006, the Company acquired certain assets of Steel City Hardware, LLC (“Steel City”). The assets the Company acquired from Steel City are used to manufacture mailboxes and postal accessories. The acquisition of the assets of Steel City served to vertically integrate Home Impression’s major domestic supplier and expanded our manufacturing competency in the storage market. The results of Steel City (included in the Company’s Building Products segment) are included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Steel City is not considered significant to the Company’s consolidated results of operations.
The aggregate initial consideration was approximately $4,879,000, in cash and acquisition costs. The purchase price has been allocated to the assets acquired based upon a preliminary valuation of respective fair market values. A final valuation is expected to be completed during the second quarter of 2007. The excess consideration over fair value was recorded as goodwill and aggregated approximately $2,566,000, which is deductible for tax purposes. The allocation of purchase consideration to the assets and liabilities assumed is as follows (in thousands):

Working capital	$1,736
Property, plant and equipment	577
Goodwill	2,566

$4,879

On November 1, 2006, the Company acquired all of the outstanding stock of The Expanded Metal Company Limited and Sorst Streckmetall GmbH (“EMC”). EMC has locations in England, Germany and Poland and manufactures, markets and distributes a diverse line of products used in the commercial and industrial sectors of the building products market. The acquisition of EMC is expected to strengthen the Company’s position in the expanded metal market and provide expanded market exposure for both EMC products and certain products currently manufactured by the Company. The results of operations of EMC (included in the Company’s Building Products segment) have been included in the Company’s consolidated results of operations from the date of acquisition.
The aggregate purchase consideration for the acquisition of EMC was approximately $44,629,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values. The identifiable intangible assets consisted of a trademark with a value of $4,771,000 (indefinite useful life) and customer relationships with a value of $7,443,000 (7 year estimated useful life). A final valuation is expected to be completed during the second quarter of 2007. The excess consideration over fair value was recorded as goodwill and aggregated approximately $20,244,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$5,790
Property, plant and equipment	11,338
Other long term liabilities, net	(4,957)
Intangible assets	12,214
Goodwill	20,244

$44,629

On March 9, 2007 the Company acquired all of the outstanding stock of Dramex Corporation (“Dramex”). Dramex has locations in Ohio, Canada and England and manufactures, markets and distributes a diverse line of expanded metal products used in the commercial and industrial sectors of the building products market. The acquisition of Dramex is expected to strengthen the Company’s position in the expanded metal market and provide additional exposure for both Dramex’s products and certain products currently manufactured by the Company. The results of Dramex (included in the Company’s Building Products segment) are included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Dramex is not considered significant to the Company’s consolidated results of operations.
The aggregate purchase consideration for the acquisition of Dramex was $22,492,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values. A final valuation is expected to be completed prior to the end of the Company’s fiscal year. The excess consideration over fair value was recorded as goodwill and aggregated approximately $13,570,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$5,571
Property, plant and equipment	4,652
Other long term liabilities, net	(1,301)
Goodwill	13,570

$22,492

8. DISCONTINUED OPERATIONS
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
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the results of operations for the thermal processing business and strapping business have been classified as discontinued operations in the consolidated financial statements for all periods presented.
The Company allocates interest to its discontinued operations in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force item 87-24, Allocation of Interest to Discontinued Operations. Interest expense of $0 and $1,268,000 was allocated to discontinued operations during the three months ended March 31, 2007 and 2006, respectively.
Components of the income from discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net sales	$—	$37,718
Expenses	—	33,415

Income from discontinued operations before taxes	$—	$4,303

9. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the approximate carrying amount of goodwill by reportable segment for the three months ended March 31, 2007 is as follows (in thousands):

		Processed
	Building	Metals
	Products	Products
	Segment	Segment	Total
Balance as of January 1, 2007	$358,856	$15,965	$374,821
Goodwill acquired	13,570	—	13,570
Additional acquisition costs, net	42	—	42
Foreign currency translation	415	26	441

Balance as of March 31, 2007	$372,883	$15,991	$388,874

Acquired Intangible Assets
Acquired intangible assets subject to amortization at March 31, 2007 are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Estimated Life
Trademark / Trade Name	$2,000	$(268)	2 to 15 years
Unpatented Technology	5,123	(914)	5 to 20 years
Customer Relationships	26,562	(3,103)	5 to 15 years
Non-Competition Agreements	3,569	(1,474)	5 to 10 years

Balance as of March 31, 2007	$37,254	$(5,759)

Acquired intangible assets with indefinite useful lives not subject to amortization consist of trade names and a trademark valued at $30,345,000.
Acquired intangible asset amortization expense for the three month periods ended March 31, 2007 and 2006 aggregated approximately $941,000 and $504,000, respectively.
Amortization expense related to acquired intangible assets for the remainder of fiscal 2007 and the next five years thereafter is estimated as follows (in thousands):

2007	$2,824
2008	$3,637
2009	$3,556
2010	$3,488
2011	$3,323
2012	$3,299

10. RELATED PARTY TRANSACTIONS
In connection with the acquisition of Construction Metals Inc. (“Construction Metals”), the Company entered into two unsecured subordinated notes each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes were payable to the two former owners of Construction Metals and were considered related party in nature due to the former owners’ employment relationship with the Company. These notes were payable in annual principal installments of $2,917,000 per note on April 1, with the final principal payment made on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. At March 31, 2006 the current portion of these notes aggregated approximately $5,833,000.
Accrued interest and interest expense related to these notes was approximately $72,000 as of and for the three months ended March 31, 2006.
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $339,000 and $388,000 for the three months ended March 31, 2007 and 2006, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the three months ended March 31, 2007 and 2006, the Company incurred $241,000 and $356,000, respectively, for legal services from these firms. Of the amount incurred, $113,000 and $249,000, was expensed during the three months ended March 31, 2007 and 2006, respectively. $128,000 and $107,000 was capitalized as acquisition costs and deferred debt issuance costs during the three months ended March 31, 2007 and 2006, respectively.
At March 31, 2007, the Company had $25,000 recorded in accounts payable for these law firms.
11. BORROWINGS UNDER REVOLVING CREDIT FACILITY
The aggregate borrowing limit under the Company’s revolving credit facility is $300,000,000. At March 31, 2007, the Company had $187,844 of availability under the revolving credit facility.
12. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense for the three months ended March 31 (in thousands):

			Other Post
	Pension Benefits		Retirement Benefits
	2007	2006	2007	2006
Service cost	$40	$40	$26	$26
Interest cost	31	31	56	56
Amortization of unrecognized prior service cost	—	—	(5)	(5)
Loss amortization	—	—	28	28

Net periodic benefit costs	$71	$71	$105	$105

13. SEGMENT INFORMATION
The Company is organized into two reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:
(i)	Building products, which primarily includes the processing of sheet steel, aluminum and other materials to produce a wide variety of building and construction products; and
(ii)
Processed metal products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel and other metals through the application of several different processes to produce high-quality, value-added coiled steel and other metal products to be further processed by customers.

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net sales
Building products	$207,226	$214,742
Processed metal products	110,358	107,895

	$317,584	$322,637

Income (loss) from operations
Building products	$18,731	$31,271
Processed metal products	4,427	5,819
Corporate	(6,717)	(11,699)

	$16,441	$25,391

Depreciation and amortization
Building products	$4,895	$4,212
Processed metal products	1,889	1,825
Corporate	677	779

	$7,461	$6,816

Capital expenditures
Building products	$3,951	$3,456
Processed metal products	918	931
Corporate	500	916

	$5,369	$5,303

	March 31, 2007	December 31, 2006
Total identifiable assets
Building products	$863,099	$828,797
Processed metal products	278,326	283,546
Corporate	56,564	40,525

	$1,197,989	$1,152,868

14. SUPPLEMENTAL FINANCIAL INFORMATION
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

Gibraltar Industries, Inc.
Consolidating Balance Sheets
March 31, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$7,957	$12,718	$—	$20,675
Accounts receivable	—	173,708	23,358	—	197,066
Intercompany balances	338,926	(324,194)	(14,732)	—	—
Inventories	—	235,394	13,403	—	248,797
Other current assets	—	18,052	1,030	—	19,082

Total current assets	338,926	110,917	35,777	—	485,620

Property, plant and equipment, net	—	223,484	21,705	—	245,189
Goodwill	—	346,150	42,724	—	388,874
Investments in partnerships	—	2,719	—	—	2,719
Acquired intangibles	—	48,620	13,220	—	61,840
Other assets	6,320	6,584	843	—	13,747
Investment in subsidiaries	415,399	86,961	—	(502,360)	—

	760,645	825,435	114,269	(502,360)	1,197,989

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	—	77,198	14,805	—	92,003
Accrued expenses	5,654	36,466	5,135	—	47,255
Current maturities of long-term debt	—	2,555	—	—	2,555

Total current liabilities	5,654	116,219	19,940	—	141,813

Long-term debt	200,887	216,293	994	—	418,174
Deferred income taxes	—	65,264	6,056	—	71,320
Other non-current liabilities	—	12,260	318	—	12,578
Shareholders’ equity	554,104	415,399	86,961	(502,360)	554,104

	$760,645	$825,435	$114,269	$(502,360)	$1,197,989

Gibraltar Industries, Inc.
Consolidating Balance Sheets
December 31, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$4,982	$8,493	$—	$13,475
Accounts receivable	—	152,335	16,872	—	169,207
Intercompany balances	335,496	(313,514)	(21,982)	—	—
Inventories	—	243,036	11,955	—	254,991
Other current assets	—	17,297	810	—	18,107

Total current assets	335,496	104,136	16,148	—	455,780

Property, plant and equipment, net	—	223,535	19,603	—	243,138
Goodwill	—	346,108	28,713	—	374,821
Investments in partnerships	—	2,440	—	—	2,440
Acquired intangibles	—	49,200	13,136	—	62,366
Other assets	6,492	7,001	860	—	14,323
Investment in subsidiaries	410,578	56,823	—	(467,401)	—

	$752,566	$789,243	$78,460	$(467,401)	$1,152,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$60,737	$10,571	$—	$71,308
Accrued expenses	1,513	45,782	3,476	—	50,771
Current maturities of long-term debt	—	2,336	—	—	2,336

Total current liabilities	1,513	108,855	14,047	—	124,415

Long-term debt	200,825	196,152	1,240	—	398,217
Deferred income taxes	—	64,935	6,046	—	70,981
Other non-current liabilities	—	8,723	304	—	9,027
Shareholders’ equity	550,228	410,578	56,823	(467,401)	550,228

	$752,566	$789,243	$78,460	$(467,401)	$1,152,868

Gibraltar Industries, Inc.
Consolidating Statements of Income
Three Months Ended March 31, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$289,850	$30,661	$(2,927)	$317,584

Cost of sales	—	243,574	25,286	(2,927)	265,933

Gross profit	—	46,276	5,375	—	51,651

Selling, general and administrative expense	179	32,467	2,564	—	35,210

Income from operations	(179)	13,809	2,811	—	16,441

Other (income) expense
Interest expense	4,203	3,064	(30)	—	7,237
Equity in partnerships’ income and other income	—	(362)	—	—	(362)

Total other expense	4,203	2,702	(30)	—	6,875

Income before taxes	(4,382)	11,107	2,841	—	9,566

Provision for income taxes	(1,622)	4,034	986	—	3,398

Income from continuing operations	(2,760)	7,073	1,855	—	6,168

Discontinued operations
(Loss) income discontinued operations before taxes	—	—	—	—	—
Income tax (benefit) expense	—	—	—	—	—

(Loss) income from discontinued operations	—	—	—	—	—

Equity in earnings from subsidiaries	8,928	1,855	—	(10,783)	—

Net income	$6,168	$8,928	$1,855	$(10,783)	$6,168

Gibraltar Industries, Inc.
Consolidating Statements of Income
Three Months Ended March 31, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$310,457	$12,532	$(352)	$322,637

Cost of sales	—	249,464	10,294	(352)	259,406

Gross profit	—	60,993	2,238	—	63,231

Selling, general and administrative expense	164	36,762	914	—	37,840

Income from operations	(164)	24,231	1,324	—	25,391

Other (income) expense
Interest expense (income)	—	(686)	—	—	(686)
Equity in partnerships’ income and other income	4,206	2,581	(8)	—	6,779

Total other expense	4,206	1,895	(8)	—	6,093

Income before taxes	(4,370)	22,336	1,332	—	19,298

Provision for income taxes	(1,704)	8,765	504	—	7,565

Income from continuing operations	(2,666)	13,571	828	—	11,733

Discontinued operations
Income discontinued operations before taxes	—	4,303	—	—	4,303
Income tax expense	—	1,639	—	—	1,639

Income from discontinued operations	—	2,664	—	—	2,664

Equity in earnings from subsidiaries	17,063	828	—	(17,891)	—

Net income	$14,397	$17,063	$828	$(17,891)	$14,397

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
Three Months Ended March 31, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by continuing operations	$664	$12,138	$3,915	$—	$16,717
Net cash (used in) provided by discontinued operations	—	—	—	—	—

Net cash (used in) provided by operating activities	664	12,138	3,915	—	16,717

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	—	(5,002)	(367)	—	(5,369)
Net proceeds from sale of property and equipment	—	445	—		445
Acquisitions, net of cash acquired	—	(2,010)	(20,482)	—	(22,492)

Net cash used in investing activities from continuing operations	—	(6,567)	(20,849)	—	(27,416)
Net cash used in investing activities for discontinued operations	—	—	—	—	—

Net cash used in investing activities	—	(6,567)	(20,849)	—	(27,416)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(585)	(300)	—	(885)
Proceeds from long-term debt	—	20,284	—	—	20,284
Payment of deferred financing costs	—	(8)	—	—	(8)
Intercompany financing	828	(22,287)	21,459	—	—
Payment of dividends	(1,492)	—	—	—	(1,492)

Net cash provided by financing activities	(664)	(2,596)	21,159	—	17,899

Net (decrease) increase in cash and cash equivalents	—	2,975	4,225	—	7,200

Cash and cash equivalents at beginning of year	—	4,982	8,493	—	13,475

Cash and cash equivalents at end of year	$—	$7,957	$12,718	$—	$20,675

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
Three Months Ended March 31, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by continuing operations	$2,394	$(9,632)	$(1,836)	$—	$(9,074)
Net cash (used in) provided by discontinued operations	—	5,504	—	—	5,504

Net cash (used in) provided by operating activities	2,394	(4,128)	(1,836)	—	(3,570)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	—	(5,261)	(42)	—	(5,303)
Net proceeds from sale of property and equipment	—	202	(166)	—	36

Net cash used in investing activities from continuing operations	—	(5,059)	(208)	—	(5,267)
Net cash used in investing activities for discontinued operations	—	(1,074)	—	—	(1,074)

Net cash used in investing activities	—	(6,133)	(208)	—	(6,341)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt payments	—	(8,320)	—	—	(8,320)
Intercompany financing	(1,419)	955	464	—	—
Payment of deferred financing costs	(155)	(6)	—	—	(161)
Net proceeds from issuance of common stock	552	—	—	—	552
Payment of dividends	(1,487)	—	—	—	(1,487)
Tax benefit from stock options	115	—	—	—	115

Net cash used in financing activities	(2,394)	(7,371)	464	—	(9,301)

Net (decrease) increase in cash and cash equivalents	—	(17,632)	(1,580)		(19,212)

Cash and cash equivalents at beginning of year	—	24,759	3,770	—	28,529

Cash and cash equivalents at end of year	$—	$7,127	$2,190	$—	$9,317

15. SUBSEQUENT EVENTS
On April 10, 2007 the Company acquired certain assets of Noll Manufacturing Company, NorWesCo, and M&N Plastics, Inc. (Noll) for approximately $61 million in cash. Noll results will be included in the Company’s building products segment from the date of acquisition. Noll manufactures, markets and distributes products for the building, HVAC, and lawn and garden components of the building products market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.
Overview
The condensed consolidated financial statements present the financial condition of the Company as of March 31, 2007 and December 31, 2006, and the condensed consolidated statements of income and cash flows of the Company for three months ended March 31, 2007 and 2006.
We are a leading manufacturer, processor and distributor of residential and commercial building products and processed metal products for industrial applications. We serve over 10,000 customers in a variety of industries in all 50 states, Canada, Mexico, Europe, Asia, and Central and South America. We operate 91 facilities in 35 states, Canada, England, Germany, Poland and China.
Segments
We operate in two reportable segments—Building Products and Processed Metal Products.
•	Building Products. We process sheet steel to produce over 5,000 building and construction products, including mailboxes, ventilation products, structural connectors, bar grating, metal lath and expanded metal. We sell these products primarily to major retail home centers, such as The Home Depot, Lowe’s, Menards, metal service centers, wholesalers and contractor suppliers.

•	Processed Metal Products. We produce a wide variety of cold-rolled strip steel products, coated sheet steel products and powdered metal products. In this segment, we primarily serve the automotive industry’s leaders, such as General Motors, Ford, DaimlerChrysler and Honda, and other major manufacturers such as 3M Company, as well as the automotive supply, commercial and residential metal building, power and hand tool and other industries.
The following table sets forth the Company’s net sales by reportable segment for the three months ending March 31 (in thousands):

	2007	2006
Net sales
Building Products	$207,226	$214,742
Processed Metal Products	110,358	107,895

Total consolidated net sales	$317,584	$322,637

Results of Operations
Consolidated
Net sales decreased by approximately $5.1 million, or 1.6% to $317.6 million for the quarter ended March 31, 2007, from net sales of $322.5 million for the quarter ended March 31, 2006. Net sales excluding the effect of the acquisition of EMC (acquired November 1, 2006) and Dramex (acquired March 9, 2007) decreased $25.0 million, or 7.8%. The decrease in net sales was the result of the decreased volumes due to the slowdown in the residential housing and domestic automotive markets.
Gross profit as a percentage of net sales decreased to 16.3% for the quarter ended March 31, 2007, from 19.6% for the quarter ended March 31, 2006. The decrease in gross profit percentage was the result of the reduction in volume, product mix, as certain products that are used in the new build residential market have higher profit margin, and higher material costs as compared to the same period in the prior year.
Selling, general and administrative expenses decreased by approximately $2.6 million, or 7.0%, to $35.2 million for the quarter ended March 31, 2007, from $37.8 million for the quarter ended March 31, 2006. The dollar decrease in selling, general and administrative expenses was due primarily to lower bonus expense, which decreased $2.5 million due to the decline in operating profits from the prior year period. Selling, general and administrative expenses as a percentage of net sales decreased to 11.1% for the quarter ended March 31, 2007, from 11.7% for the quarter ended March 31, 2006 as a result of the reduction noted above.
As a result of the above, income from operations as a percentage of net sales for the quarter ended March 31, 2007 decreased to 5.2% from 7.9% for the prior year’s comparable period.
Interest expense increased by approximately $0.4 million to $7.2 million for the quarter ended March 31, 2007, from $6.8 million for the quarter ended March 31, 2006. The increase in interest expense during the current quarter was due primarily to higher average interest rates compared to that of the prior year’s first quarter.
As a result of the above, income from continuing operations before taxes decreased by approximately $9.7 million, or 50.4%, to $9.6 million for the quarter ended March 31, 2007, from income from continuing operations before taxes of $19.3 million for the quarter ended March 31, 2006.
Income taxes for the quarter ended March 31, 2007 approximated $3.4 million and were based on a 35.5% effective tax rate compared with an effective tax rate of 39.2% for the same period in 2006. The tax rate for 2007 reflects a benefit from a change in statute in England, while the 2006 rate reflects increased expense due to certain discrete items.
The following provides further information by segment:
Building Products
Net sales decreased by approximately $7.5 million, or 3.5%, to $207.2 million for the quarter ended March 31, 2007, from net sales of $214.7 million for the quarter ended March 31, 2006. Excluding the $19.9 million provided by EMC and Dramex, the decrease in net sales was $27.4 million, or 12.8% from the same period in the prior year, a result of volume decreases.
Income from operations as a percentage of net sales decreased to 9.0% for the quarter ended March 31, 2007 from 14.6% for the prior year’s comparable period. The decrease in operating margin percentage was due to volume reductions, product mix, and higher material costs, partially offset by lower bonus expense.

Processed Metal Products
Net sales increased by approximately $2.6 million, or 2.4%, to $110.4 million for the quarter ended March 31, 2007, from net sales of $107.8 million for the quarter ended March 31, 2006. The increase in net sales was primarily a function of higher selling prices in our strip steel business and our powdered metal products business, a result of increased selling price due to the increase in the market price of steel and copper, partially offset by volume reduction in our service center business.
Income from operations as a percentage of net sales decreased to 4.0% of net sales for the quarter ended March 31, 2007 from 5.4% for the prior year’s comparable period. The decrease in operating margin percentage was due primarily to higher material costs in our service center and powered metal products business, and costs associated with the consolidation of our Buffalo, New York manufacturing facilities.
Outlook
The Company expects results from the quarter ended June 30, 2007 will be lower than those realized during the quarter ended June 30, 2006. While the housing and domestic automotive markets have caused a reduction in our results, we expect to see sequential improvement during the upcoming quarter. The second quarter is historically one of the seasonally strongest periods of the Company’s fiscal cycle. The Company believes it is positioned to benefit from many of its cost reduction programs and internal growth initiatives, as well as continuing operational improvements.
In 2007 the Company will realize a full year’s worth of sales and earnings from the 2006 acquisition of EMC, Home Impressions, Steel City, and sales and earnings from the March 2007 acquisition of Dramex. In addition, the Company is continuously evaluating numerous acquisition opportunities.
Liquidity and Capital Resources
The Company’s principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.
The Company’s shareholders’ equity increased by approximately $3.9 million or 0.7%, to $554.1 million, at March 31, 2007. This increase in shareholder’s equity was primarily due to net income of $6.2 million, the effect of currency exchange rates of $1.1 million, and equity compensation of $0.5 million, partially offset by the declaration of approximately $3.0 million in shareholder dividends and the cumulative effect of the adoption of FASB Interpretation No. 48.
During the first quarter of 2007, the Company’s working capital increased by approximately $12.4 million, or 3.6%, to approximately $343.8 million. This increase in working capital was primarily the result of increases in accounts receivable and cash of $27.9 million and $7.2 million, respectively, partially offset by a $6.2 million decrease in inventories and a $20.7 million increase in accounts payable. The increase in receivables is the result of the acquisition of Dramex and increased sales activities, and the increase in cash is the result of timing of the Noll Manufacturing, NorWesCo and M&N Plastics acquisition in April 2007. The decrease in inventories is the result of our focus on inventory reduction, while the increase in payables is due to both the timing of purchases of raw materials and the Dramex acquisition.
Net cash provided by operating activities for the three months ended March 31, 2007 was approximately $16.7 million and was primarily the result of net income from continuing operations of $6.2 million combined with depreciation and amortization of $7.5 million, decreases in inventories, and accounts payable of $10.6 million and $17.8 million, respectively, partially offset by increases in accounts receivable of $23.3 million.
The cash on hand at the beginning of the period, cash generated by operations and net borrowings of $19.4 million was used to fund the $22.5 million acquisition of Dramex, capital expenditures of $5.4 million and pay cash dividends of $1.5 million.

Senior credit facility and senior subordinated notes
The Company’s credit agreement provides a revolving credit facility, which expires in December 2010, and a term loan, which is due in December 2012. The revolving credit facility of up to $300.0 million and the term loan of $230.0 million are secured with the Company’s accounts receivable, inventories and personal property and equipment. At March 31, 2007, the Company had used approximately $94.9 million of the revolving credit facility and had letters of credit outstanding of $17.3 million, resulting in $187.8 million in availability. Borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 6.29% at March 31, 2007. At March 31, 2007, the term loan balance was $123.3 million. Borrowings under the term loan carry interest at LIBOR plus a fixed rate. The rate in effect on March 31, 2007 was 7.13%.
The Company’s $204.0 million of 8% senior subordinated notes were issued in December 2005 at a discount to yield 8.25% Provisions of the 8% notes include, without limitation, restrictions on indebtedness, liens, distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends and other restricted payments. Prior to December 1, 2008, up to 35% of the 8% notes are redeemable at the option of the Company from the proceeds of an equity offering at a premium of 108% of the face value, plus accrued and unpaid interest. After December 1, 2010 the notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the notes agreement), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.
The Company’s various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. At March 31, 2007 the Company was in compliance with terms and provisions of all of its financing agreements.
For the second quarter and remainder of 2007, the Company is focused on maximizing positive cash flow, working capital management, and debt reduction. As of March 31, 2007, the Company believes that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.
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

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially, including the impact from FIN 48, from the disclosures in our 2006 Form 10-K.
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
A summary of the Company’s significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2006, as filed on Form 10-K.
There have been no changes in critical accounting policies in the current year from those described in our 2006 Form 10-K.
Related Party Transactions
In connection with the acquisition of Construction Metals in April 2004, the Company entered into two unsecured subordinated notes payable, each in the amount of $8.75 million (aggregate total of $17.5 million). These notes, which were satisfied during the second quarter of 2006, were payable to the former owners of Construction Metals and were considered related party in nature due to the former owners’ employment relationship with the Company. These notes were payable in equal annual principal installments of approximately $2.9 million per note on April 1 with the final principal payment made on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. Accrued interest and interest expense related to these notes payable was approximately $72,000 as of and for the three months ended March 31, 2006. At March 31, 2006, the current portion of these notes payable aggregated approximately $5.8 million.
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals (related parties) or companies controlled by these parties. Rental expense associated with these related party operating leases aggregated approximately $339,000 and $388,000 for the three months ended March 31, 2007 and 2006, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. As of, and for the three months ended March 31, 2007 and 2006, we incurred $241,000 and $356,000, respectively, for legal services from these firms. Of the amount incurred, $113,000 and $249,000 was expensed and $128,000 and $107,000 was capitalized as acquisition costs or deferred debt issuance costs during the three months ended March 31, 2007 and 2006, respectively.
At March 31, 2007, the Company had $25,000 recorded in accounts payable for these law firms.

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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. There have been no material changes to the Company’s exposure to market risk since December 31, 2006.
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

(b) Changes in Internal Controls over Financial Reporting
The Company converted its legacy consolidation system and its corporate general ledger system to Cognos and Great Plains, respectively, during the quarter ended March 31, 2007. The completion of these system implementations at our corporate offices should enhance our internal controls as follows:
a.	The new consolidation system will integrate various databases into consolidated files; and reduce the number of manual processes employed by the Company;

b.	The new general ledger system is technologically advanced and will reduce the number of manual processes employed by the Company; and

c.	The Company has designed new processes and implemented new policies and procedures in connection with the conversion.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable.
Item 1A. Risk Factors.
There is no change to the risk factors disclosed in our 2006 annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
6(a) Exhibits
a.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

b.	Exhibit 31.2 – Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

c.	Exhibit 31.3 – Certification of Executive Vice President, Chief Financial Officer, and Treasurer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 32.2 – Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.3 – Certification of the Executive Vice President, Chief Financial Officer, and Treasurer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC. (Registrant)
/s/ Brian J. Lipke
Brian J. Lipke
Chairman of the Board and Chief Executive Officer

/s/ Henning Kornbrekke
Henning Kornbrekke
President and Chief Operating Officer

/s/ David W. Kay
David W. Kay
Executive Vice President, Chief Financial Officer, and Treasurer

Date: May 10, 2007