Form 10-Q
period 2007-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2007-08-09
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
As of August 6, 2007, the number of common shares outstanding was: 29,949,229.

GIBRALTAR INDUSTRIES, INC.
INDEX

		PAGE
		NUMBER

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Income For the Three and Six Months Ended June 30, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements	6-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION	31-32
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$22,921	$13,475
Accounts receivable, net	211,814	169,207
Inventories	254,019	254,991
Other current assets	20,151	18,107

Total current assets	508,905	455,780

Property, plant and equipment, net	261,724	243,138
Goodwill	408,201	374,821
Acquired intangibles	61,150	62,366
Investments in partnerships	2,522	2,440
Other assets	13,932	14,323

	$1,256,434	$1,152,868

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$100,829	$71,308
Accrued expenses	48,606	50,771
Current maturities of long-term debt	2,555	2,336

Total current liabilities	151,990	124,415

Long-term debt	449,689	398,217
Deferred income taxes	71,790	70,981
Other non-current liabilities	13,039	9,027
Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,899,295 and 29,828,317 shares in 2007 and 2006, respectively	299	299
Additional paid-in capital	217,291	215,944
Retained earnings	345,787	332,920
Accumulated other comprehensive income	6,549	1,065

	569,926	550,228
Less: cost of 44,100 and 42,600 common shares held in treasury in 2007 and 2006	—	—

Total shareholders’ equity	569,926	550,228

	$1,256,434	$1,152,868

See accompanying notes to condensed consolidated financial statements

3 of 37

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$369,820	$352,421	$687,404	$675,058

Cost of sales	304,146	275,156	570,079	534,562

Gross profit	65,674	77,265	117,325	140,496

Selling, general and administrative expense	38,281	38,950	73,491	76,790

Income from operations	27,393	38,315	43,834	63,706

Other (income) expense:
Equity in partnerships’ loss (income) and other income	(305)	138	(667)	(548)
Interest expense	8,248	7,101	15,485	13,880

Total other expense	7,943	7,239	14,818	13,332

Income before taxes	19,450	31,076	29,016	50,374

Provision for income taxes	7,524	11,315	10,922	18,880

Income from continuing operations	11,926	19,761	18,094	31,494

Discontinued operations:
Income from discontinued operations before taxes	—	5,710	—	10,013
Income tax expense	—	2,158	—	3,797

Income from discontinued operations	—	3,552	—	6,216

Net income	$11,926	$23,313	$18,094	$37,710

Net income per share — Basic:
Income from continuing operations	$.40	$.67	$.61	$1.06
Income from discontinued operations	—	.12	—	.21

Net income	$.40	$.79	$.61	$1.27

Weighted average shares outstanding — Basic	29,863	29,689	29,850	29,659

Net income per share — Diluted:
Income from continuing operations	.40	.66	.60	1.05
Income from discontinued operations	—	.12	—	.21

Net income	$.40	$.78	$.60	$1.26

Weighted average shares outstanding — Diluted	30,144	30,012	30,096	29,966

See accompanying notes to condensed consolidated financial statements

4 of 37

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$18,094	$37,710
Income from discontinued operations	—	6,216

Income from continuing operations	18,094	31,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,956	14,175
Provision for deferred income taxes	(229)	—
Equity in partnerships’ loss (income) and other income	(576)	174
Distributions from partnerships	493	589
Stock compensation expense	1,254	1,631
Other noncash adjustments	526	610
Increase (decrease) in cash resulting from changes in (net of acquisitions and dispositions):
Accounts receivable	(30,373)	(49,345)
Inventories	26,724	(37,793)
Other current assets and other assets	1,223	1,353
Accounts payable	24,679	23,698
Accrued expenses and other non-current liabilities	(2,915)	342

Net cash provided by (used in) continuing operations	54,856	(13,072)
Net cash provided by discontinued operations	—	7,220

Net cash provided by (used in) provided by operating activities	54,856	(5,852)

Cash flows from investing activities
Acquisitions, net of cash acquired	(84,424)	(13,206)
Purchases of property, plant and equipment	(9,292)	(11,452)
Net proceeds from sale of property and equipment	373	115
Net proceeds from sale of business	—	151,511

Net cash (used in) provided by investing activities from continuing operations	(93,343)	126,968
Net cash used in investing activities for discontinued operations	—	(3,189)

Net cash (used in) provided by investing activities	(93,343)	123,779

Cash flows from financing activities
Long-term debt reduction	(1,654)	(112,960)
Proceeds from long-term debt	52,485	10,000
Payment of deferred financing costs	(8)	(256)
Payment of dividends	(2,983)	(2,974)
Net proceeds from issuance of common stock	93	764
Tax benefit from stock options	—	115

Net cash provided by (used in) financing activities	47,933	(105,311)

Net increase in cash and cash equivalents	9,446	12,616

Cash and cash equivalents at beginning of year	13,475	28,529

Cash and cash equivalents at end of period	$22,921	$41,145

See accompanying notes to condensed consolidated financial statements

5 of 37

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows for these respective periods have been included.
Certain information and footnote disclosures including significant accounting policies normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2006, as filed on Form 10-K.
The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
Certain 2006 amounts have been reclassified to conform with 2007 presentation.
The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

6 of 37

2. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
The changes in shareholders’ equity and comprehensive income consist of (in thousands):

						Accumulated
				Additional		Other			Total
	Comprehensive	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2007		29,841	$299	$215,944	$332,920	$1,065	43	$—	$550,228

Cumulative effect of adoption of FIN 48	—	—			(750)	—	—	—	(750)

Comprehensive income:
Net income	$18,094	—	—	—	18,094	—	—	—	18,094
Other comprehensive income (loss):
Foreign currency translation adjustment	5,127
Amortization of other post retirement health care costs, net of tax of $20	32
Unrealized gain on interest rate swaps, net of tax of $236	325

Other comprehensive income	5,484	—	—	—	—	5,484	—	—	5,484

Total comprehensive income	$23,578

Issuance of restricted shares		6	—	—	—	—	—	—	—
Equity based compensation expense		—	—	1,254	—	—	—	—	1,254
Stock options exercised		8	—	93	—	—	—	—	93
Forfeiture of restricted stock awards		—	—	—	—	—	1	—	—
Cash dividends — $.15 per share		—	—	—	(4,477)	—	—	—	(4,477)

Balance at June 30, 2007		29,855	$299	$217,291	$345,787	$6,549	44	$—	$569,926

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign	Minimum	Unamortized	Unrealized	Accumulated
	currency	pension	post retirement	gain/(loss) on	other
	translation	liability	health care	interest	comprehensive
	adjustment	adjustment	costs	rate swaps	loss

Balance at January 1, 2007	$1,977	$3	$(969)	$54	$1,065
Current period change	5,127	—	32	325	5,484

Balance at June 30, 2007	$7,104	$3	$(937)	$379	$6,549

Total comprehensive income for the three and six months ended June 30, 2007, was $16,509,000 and $23,578,000, respectively and for the three and six months ended June 30, 2006 was $23,221,000 and $38,427,000, respectively.

7 of 37

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
During the three and six months ended June 30, 2007, the Company incurred an additional $25,000 and $50,000 to account for uncertain tax positions. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months.
The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes.
4. EQUITY-BASED COMPENSATION
On May 19, 2005, the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) was approved by the Company’s stockholders. The 2005 Equity Incentive Plan is an incentive compensation plan that allows the Company to grant equity-based incentive compensation awards to eligible participants to provide them an additional incentive to promote the business of the Company, to increase their proprietary interest in the success of the Company and to encourage them to remain in the Company’s employ. Awards under the plan may be in the form of options, restricted shares, restricted units, performance shares, performance units and rights. The 2005 Equity Incentive Plan provides for the issuance of up to 2,250,000 shares of common stock. Of the total number of shares of common stock issuable under the 2005 Equity Incentive Plan, the aggregate number of shares that may be issued in connection with grants of restricted stock or restricted units cannot exceed 1,350,000 shares, and the aggregate number of shares which may be issued in connection with grants of incentive stock options and rights cannot exceed 900,000 shares. Vesting terms and award life are governed by the award document.
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
During the six months ended June 30, 2007 and 2006, the Company issued 6,000 and 6,000 restricted shares, 164,248 and 167,125 restricted stock units, and granted 15,800 and 18,625 non-qualified stock options, respectively.
The fair value of restricted stock units held in the MSPP equals the trailing 200 day average of the closing market price of our common stock as of the last day of the period. As of June 30, 2007, 120,206 restricted

8 of 37

stock units were credited to participant accounts. At June 30, 2007, the trailing 200 day average of the closing market price of our common stock was $22.67 per share.
5. INVENTORIES
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Raw material	$114,792	$122,181
Work-in process	40,257	$41,164
Finished goods	98,970	91,646

Total inventories	$254,019	$254,991

6. NET INCOME PER SHARE
Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the 2005 Equity Incentive Plan, the stock option and restricted stock plans. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds and applicable tax benefits of the options assumed to be exercised.
The following table sets forth the computation of basic and diluted earnings per share as of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Income available to common stockholders from continuing operations	$11,926,000	$19,761,000	$18,094,000	$31,494,000

Weighted average shares outstanding	29,863,030	29,689,402	29,849,977	29,658,841

Denominator for diluted income per share:
Weighted average shares outstanding	29,863,030	29,689,402	29,849,977	29,658,841

Common stock options and restricted stock	281,205	323,069	246,248	307,472

Weighted average shares and conversions	30,144,235	30,012,471	30,096,225	29,966,313

9 of 37

7. ACQUISITIONS
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
The aggregate initial consideration was $12,473,000 which consisted of $9,612,000 in cash, including acquisition costs, and the assumption of $2,861,000 notes payable, with the final purchase price subject to adjustment for operating results through May 2009. The initial purchase price has been allocated to the assets acquired and liabilities assumed based upon respective fair market values. The fair market values of the property, plant and equipment, and identifiable intangible assets were determined with the assistance of an independent valuation. The identifiable intangible assets consisted of a non-compete agreement with a value of $530,000 (8 year estimated useful life), trademarks with a value of $1,340,000 (15 year estimated useful life), patents with a value of $535,000 (20 year estimated useful life), and customer relationships with a value of $1,570,000 (10 year estimated useful life). The excess consideration over fair value was recorded as goodwill and aggregated approximately $6,930,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$1,826
Property, plant and equipment	1,660
Other long term liabilities	(1,918)
Intangibles	3,975
Goodwill	6,930

$12,473

As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration through May 2009 based upon the operating results of Home Impressions. The Company paid $402,000 of such additional consideration during the six months ended June 30, 2007. These payments were recorded as additional goodwill.
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

10 of 37

The aggregate consideration was approximately $4,879,000, in cash and acquisition costs. The purchase price has been allocated to the assets acquired based upon respective fair market values. The fair market value of the property, plant and equipment was determined with the assistance of an independent valuation. The excess consideration over fair value was recorded as goodwill and aggregated approximately $2,566,000, which is deductible for tax purposes. The allocation of purchase consideration to the assets and liabilities assumed is as follows (in thousands):

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
The aggregate purchase consideration for the acquisition of EMC was approximately $44,722,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values. The identifiable intangible assets consisted of a trademark with a value of $4,771,000 (indefinite useful life) and customer relationships with a value of $7,443,000 (7 year estimated useful life). A final valuation is expected to be completed during the third quarter of 2007. The excess consideration over fair value was recorded as goodwill and aggregated approximately $20,819, 000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$5,405
Property, plant and equipment	11,338
Other long term liabilities, net	(5,054)
Intangible assets	12,214
Goodwill	20,819

$44,722

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

11 of 37

Working capital	$5,571
Property, plant and equipment	4,652
Other long term liabilities, net	(1,301)
Goodwill	13,570

$22,492

On April 10, 2007 the Company acquired certain assets and liabilities of Noll Manufacturing Company, NorWesCo, and M&N Plastics (Noll). The assets the Company acquired from Noll are used to manufacture, market and distribute products for the building, HVAC, and lawn and garden components of the building products market. The acquisition of Noll will serve to strengthen our manufacturing, marketing and distribution capabilities and is expected to provide manufacturing and distribution synergies with our existing businesses. The results of Noll (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Noll is not considered significant to the Company’s consolidated results of operations.
The aggregate initial consideration was approximately $61,530,000 in cash and direct acquisition costs. The purchase price has been allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values. A final valuation is expected to be completed prior to the end of the Company’s fiscal year. The excess consideration over fair value was recorded as goodwill and aggregated approximately $16,600,000, which is deductible for tax purposes. The allocation of the purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$24,399
Property, plant and equipment	20,531
Goodwill	16,600

$61,530

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
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the results of operations for the thermal processing business and strapping business have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented.

12 of 37

The Company allocates interest to its discontinued operations in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force item 87-24, Allocation of Interest to Discontinued Operations. Interest expense of $1,384,000 and $2,652,000 was allocated to discontinued operations during the three and six months ended June 30, 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$—	$37,913	$—	$75,631
Expenses	—	32,203	—	65,618

Income from discontinued operations before taxes	$—	$5,710	$—	$10,013

9. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2007 is as follows (in thousands):

	Building	Processed Metal
	Products	Products
	Segment	Segment	Total

Balance as of January 1, 2007	$358,856	$15,965	$374,821
Goodwill acquired	30,572	—	30,572
Additional acquisition costs, net	549	—	549
Foreign currency translation	2,173	86	2,259

Balance as of June 30, 2007	$392,150	$16,051	$408,201

Intangible Assets
Acquired intangible assets subject to amortization at June 30, 2007 are as follows (in thousands):

	Gross Carrying	Accumulated	Estimated
	Amount	Amortization	Life
Trademark / Trade Name	$1,993	$(298)	2 to 15 years
Unpatented Technology	5,135	(1,050)	5 to 20 years
Customer Relationships	26,723	(3,762)	5 to 15 years
Non-Competition Agreements	3,578	(1,619)	5 to 10 years

Balance as of June 30, 2007	$37,429	$(6,729)

Acquired intangible assets with indefinite useful lives not subject to amortization consist of trademarks and trade names valued at $30,450,000.

13 of 37

Acquired intangible asset amortization expense for the three and six month periods ended June 30, 2007 and 2006 aggregated approximately $874,000 and $609,000, and $1,815,000 and $1,113,000, respectively.
Amortization expense related to acquired intangible assets for the remainder of fiscal 2007 and the next five years thereafter is as follows (in thousands)

Year Ended December 31,
2007	$1,820
2008	$3,511
2009	$3,431
2010	$3,363
2011	$3,196
2012	$3,171
10. RELATED PARTY TRANSACTIONS
In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes were payable to the two former owners of Construction Metals and were considered related party in nature due to the former owners’ continuing employment relationship with the Company. These notes were payable in annual principal installments of $2,917,000 per note on April 1, and were satisfied on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. Interest expense related to these notes was approximately $72,000 for the six months ended June 30, 2006.
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $678,000 and $676,000 for the six months ended June 30, 2007 and 2006, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the six months ended June 30, 2007 and 2006, the Company incurred $989,000 and $1,070,000, respectively, for legal services from these firms. Of the amount incurred, $714,000 and $822,000, was expensed during the six months ended June 30, 2007 and 2006, respectively. $275,000 and $188,000 were capitalized as acquisition costs and deferred debt issuance costs during the six months ended June 30, 2007 and 2006, respectively.
At June 30, 2007, the Company had $48,000 recorded in accounts payable for these law firms.
11. BORROWINGS UNDER REVOLVING CREDIT FACILITY
The aggregate borrowing limit under the Company’s revolving credit facility is $300,000,000. At June 30, 2007, the Company had $151,704,000 of availability under the revolving credit facility.

14 of 37

12. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense (in thousands):

	Pension Benefit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$42	$40	$82	$80
Interest cost	39	30	70	61

Net periodic benefit costs	$81	$70	$152	$141

	Other Post Retirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$32	$26	$58	$52
Interest cost	60	56	116	112
Amortization of unrecognized prior service cost	(5)	(6)	(10)	(12)
Loss amortization	34	28	62	56

Net periodic benefit costs	$121	$104	$226	$208

13. SEGMENT INFORMATION
The Company is organized into two reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:
(i)	Building Products, which primarily includes the processing of sheet steel, aluminum and other materials to produce a wide variety of building and construction products.

(ii)	Processed Metal Products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel and other metals through the application of several different processes to produce high-quality, value-added coiled steel and other metal products to be further processed by customers.

15 of 37

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales
Building products	$260,224	$239,056	$467,450	$453,800
Processed metal products	109,596	113,365	219,954	221,258

	$369,820	$352,421	$687,404	$675,058

Income (loss) from operations
Building products	$31,218	$40,519	$49,949	$71,792
Processed metal products	3,610	7,945	8,037	13,763
Corporate	(7,435)	(10,149)	(14,152)	(21,849)

	$27,393	$38,315	$43,834	$63,706

Depreciation and amortization
Building products	$5,972	$4,292	$10,867	$8,504
Processed metal products	1,846	2,302	3,735	4,127
Corporate	677	765	1,354	1,544

	$8,495	$7,359	$15,956	$14,175

Capital expenditures (excluding acquisitions)
Building products	$2,428	$4,998	$6,379	$8,454
Processed metal products	1,155	723	2,073	1,654
Corporate	340	428	840	1,344

	$3,923	$6,149	$9,292	$11,452

	June 30, 2007	December 31, 2006
	(unaudited)
Total identifiable assets
Building products	$930,304	$828,797
Processed metal products	276,664	283,546
Corporate	49,466	40,525

	$1,256,434	$1,152,868

16 of 37

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

17 of 37

Gibraltar Industries, Inc.
Condensed Consolidating Balance Sheets
June 30, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$—	$4,579	$18,342	$—	$22,921
Accounts receivable, net	—	186,696	25,118	—	211,814
Intercompany balances	330,019	(313,485)	(16,534)	—	—
Inventories	—	240,065	13,954	—	254,019
Other current assets	—	19,305	846	—	20,151

Total current assets	330,019	137,160	41,726	—	508,905

Property, plant and equipment, net	—	239,825	21,899	—	261,724
Goodwill	—	363,082	45,119	—	408,201
Acquired intangibles	—	47,719	13,431	—	61,150
Investments in partnerships	—	2,522	—	—	2,522
Other assets	6,142	7,563	227	—	13,932
Investment in subsidiaries	436,351	93,530	—	(529,881)	—

	772,512	891,401	122,402	(529,881)	1,256,434

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	—	86,678	14,151	—	100,829
Accrued expenses	1,637	39,763	7,206	—	48,606
Current maturities of long-term debt	—	2,555	—	—	2,555

Total current liabilities	1,637	128,996	21,357	—	151,990

Long-term debt	200,949	247,858	882	—	449,689
Deferred income taxes	—	65,578	6,212	—	71,790
Other non-current liabilities	—	12,618	421	—	13,039
Shareholders’ equity	569,926	436,351	93,530	(529,881)	569,926

	$772,512	$891,401	$122,402	$(529,881)	$1,256,434

18 of 37

Gibraltar Industries, Inc.
Consolidating Balance Sheets
December 31, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$—	$4,982	$8,493	$—	$13,475
Accounts receivable	—	152,335	16,872	—	169,207
Intercompany balances	335,496	(313,514)	(21,982)	—	—
Inventories	—	243,036	11,955	—	254,991
Other current assets	—	17,297	810	—	18,107

Total current assets	335,496	104,136	16,148	—	455,780

Property, plant and equipment, net	—	223,535	19,603	—	243,138
Goodwill	—	346,108	28,713	—	374,821
Acquired intangibles	—	49,200	13,136	—	62,366
Investments in partnerships	—	2,440	—	—	2,440
Other assets	6,492	7,001	860	—	14,323
Investment in subsidiaries	410,578	56,823	—	(467,401)	—

	$752,566	$789,243	$78,460	$(467,401)	$1,152,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$60,737	$10,571	$—	$71,308
Accrued expenses	1,513	45,782	3,476	—	50,771
Current maturities of long-term debt	—	2,336	—	—	2,336

Total current liabilities	1,513	108,855	14,047	—	124,415

Long-term debt	200,825	196,152	1,240	—	398,217
Deferred income taxes	—	64,935	6,046	—	70,981
Other non-current liabilities	—	8,723	304	—	9,027
Shareholders’ equity	550,228	410,578	56,823	(467,401)	550,228

	$752,566	$789,243	$78,460	$(467,401)	$1,152,868

19 of 37

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$627,287	$66,395	$(6,278)	$687,404

Cost of sales	—	522,403	53,954	(6,278)	570,079

Gross profit	—	104,884	12,441	—	117,325

Selling, general and administrative expense	195	67,066	6,230	—	73,491

Income from operations	(195)	37,818	6,211	—	43,834

Other (income) expense
Equity in partnerships’ (income) loss and other (income)	—	(670)	3	—	(667)
Interest expense	8,408	7,159	(82)	—	15,485

Total other expense	8,408	6,489	(79)	—	14,818

Income before taxes	(8,603)	31,329	6,290	—	29,016

Provision for income taxes	(3,183)	11,733	2,372	—	10,922

Income from continuing operations	(5,420)	19,596	3,918	—	18,094

Discontinued operations
Income discontinued operations before taxes	—	—	—	—	—
Income tax expense	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Equity in earnings from subsidiaries	23,514	3,918	—	(27,432)	—

Net income	$18,094	$23,514	$3,918	$(27,432)	$18,094

20 of 37

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$649,252	$26,703	$(897)	$675,058

Cost of sales	—	513,698	21,761	(897)	534,562

Gross profit	—	135,554	4,942	—	140,496

Selling, general and administrative expense	332	74,456	2,002	—	76,790

Income from operations	(332)	61,098	2,940	—	63,706

Other (income) expense
Interest expense (income)	8,398	5,426	56	—	13,880
Equity in partnerships’ (income) loss and other (income)	—	(548)	—	—	(548)

Total other expense	8,398	4,878	56	—	13,332

Income before taxes	(8,730)	56,220	2,884	—	50,374

Provision for income taxes	(3,405)	21,141	1,144	—	18,880

Income from continuing operations	(5,325)	35,079	1,740	—	31,494

Discontinued operations
Income discontinued operations before taxes	—	9,954	59	—	10,013
Income tax expense	—	3,774	23	—	3,797

Income from discontinued operations	—	6,180	36	—	6,216

Equity in earnings from subsidiaries	43,035	1,776	—	(44,811)	—

Net income	$37,710	$43,035	$1,776	$(44,811)	$37,710

21 of 37

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by (used in) continuing operations	$(3,568)	$50,546	$7,878	$—	$54,856
Net cash provided by (used in) discontinued operations	—	—	—	—	—

Net cash provided by (used in) operating activities	(3,568)	50,546	7,878	—	54,856

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	—	(63,942)	(20,482)	—	(84,424)
Net proceeds from sale of business	—	—	—	—	—
Purchases of property, plant and equipment	—	(8,451)	(841)	—	(9,292)
Net proceeds from sale of property and equipment	—	373	—	—	373

Net cash used in investing activities from continuing operations	—	(72,020)	(21,323)	—	(93,343)
Net cash used in investing activities for discontinued operations	—	—	—	—	—

Net cash used in investing activities	—	(72,020)	(21,323)	—	(93,343)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(1,221)	(433)	—	(1,654)
Proceeds from long-term debt	—	52,485	—	—	52,485
Intercompany financing	6,458	(30,185)	23,727	—	—
Payment of deferred financing costs	—	(8)	—	—	(8)
Net proceeds from issuance of common stock	93	—	—	—	93
Payment of dividends	(2,983)	—	—	—	(2,983)

Net cash provided by financing activities	3,568	21,071	23,294	—	47,933

Net increase (decrease) in cash and cash equivalents	—	(403)	9,849	—	9,446

Cash and cash equivalents at beginning of year	—	4,982	8,493	—	13,475

Cash and cash equivalents at end of year	$—	$4,579	$18,342	$—	$22,921

22 of 37

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in continuing operations	$(2,828)	$(9,039)	$(1,205)	$—	$(13,072)
Net cash provided by discontinued operations	—	7,220	—	—	7,220

Net cash used in operating activities	(2,828)	(1,819)	(1,205)	—	(5,852)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	—	(13,206)	—		(13,206)
Purchases of property, plant and equipment	—	(11,357)	(95)	—	(11,452)
Net proceeds from sale of property and equipment	—	115	—	—	115
Net proceeds from sale of businesses	—	151,511	—	—	151,511

Net cash provided by (used in) investing activities from continuing operations	—	127,063	(95)	—	126,968
Net cash used in investing activities for discontinued operations	—	(3,189)	—	—	(3,189)

Net cash provided by (used in) investing activities	—	123,874	(95)	—	123,779

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(112,960)	—	—	(112,960)
Proceeds from long-term debt	—	10,000	—		10,000
Intercompany financing	5,160	(6,082)	922	—	—
Payment of deferred financing costs	(237)	(19)	—	—	(256)
Net proceeds from issuance of common stock	764	—	—	—	764
Payment of dividends	(2,974)	—	—	—	(2,974)
Tax benefit from stock options	115	—	—	—	115

Net cash (used in) provided by financing activities	2,828	(109,061)	922	—	(105,311)

Net increase (decrease) in cash and cash equivalents	—	12,994	(378)	—	12,616

Cash and cash equivalents at beginning of year	—	24,759	3,770	—	28,529

Cash and cash equivalents at end of year	$—	$37,753	$3,392	$—	$41,145

23 of 37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.
Executive Summary
The condensed consolidated financial statements present the financial condition of the Company as of June 30, 2007 and December 31, 2006, and the condensed consolidated results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows of the Company for the six months ended June 30, 2007 and 2006.
We are a leading manufacturer, processor and distributor of residential and commercial building products and processed metal products for industrial applications. We serve customers in a variety of industries in all 50 states, Canada, Mexico, Europe, Asia and Central and South America. We operate 86 facilities in 27 states, Canada, England, Germany, Poland and China.
Segments
We operate in two reportable segments — Building Products and Processed Metal Products.
•	Building Products. Through acquisitions and organic growth, we have created a building products business that now offers more than 5,000 products, many of which are market leaders. Our building products segment operates 73 facilities in 26 states, Canada, England, Germany and Poland.

•	Processed Metal Products. Our processed metal products segment focuses on value-added precision sizing and treating of steel for a variety of uses, the manufacture of non-ferrous metal powders for use in several industries, and other activities. Our processed metal product segment operates 13 facilities in 7 states and China.
The following table sets forth the Company’s net sales by reportable segment for the three and six months ending June 30, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales
Building products	$260,224	$239,056	$467,450	$453,800
Processed metal products	109,596	113,365	219,954	221,258

Total consolidated net sales	$369,820	$352,421	$687,404	$675,058

24 of 37

Results of Operations
Consolidated
Net sales increased by approximately $17.4 million, or 4.9% to $369.8 million for the quarter ended June 30, 2007, from net sales of $352.4 million for the quarter ended June 30, 2006. Net sales increased by approximately $12.3 million, or 1.8% to $687.4 million for the six months ended June 30, 2007, from net sales of $675.1 million for the six months ended June 30, 2006. The increase in net sales for the quarter was due to the addition of net sales of EMC (acquired November 1, 2006), Noll (acquired April 10, 2007), Dramex (Acquired March 9, 2007) and Home Impressions (acquired June 8, 2006) which contributed an aggregate of $42.7 million in additional net sales. Net sales from our organic business decreased $25.3 million, or 7.2%, due to the slowdown in the residential housing market. The increase in the net sales for the six months ended June 30, 2007 was due to the addition of net sales of EMC, Noll, Dramex and Home Impressions which contributed $65.7 million in additional net sales. Net sales from our organic business declined $53.4 million, or 7.9%, due to the slowdown in the residential housing market.
Gross profit as a percentage of net sales decreased to 17.8 % for the quarter ended June 30, 2007, from 21.9% for the quarter ended June 30, 2006. Gross profit margins decreased to 17.1% for the six months ended June 30, 2007, from 20.8% for the same period in 2006. These decreases were the result of an increase of 4.1% in material costs as a percentage of sales, a result of unfavorable product mix.
Selling, general and administrative expenses decreased to $38.3 million during the second quarter of 2006 from $39.0 million in the same quarter of 2006, a decrease of approximately $0.7 million, or 1.7%. Selling, general and administrative expenses for the six months ended June 30, 2007 decreased to $73.5 million from $76.8 million for the same period in 2006, a decrease of $3.3 million or approximately 4.3%. The decrease in the three month period was the result of an approximately $2.3 million lower bonus accrual, a function of our decreased operating results, approximately $0.9 million of reduced spending on data communications and $1.2 million of reductions in other administrative costs, a function of our continued focus on reducing costs, which caused a reduction of $4.8 million in our organic business. The acquisitions discussed above resulted in an increase in selling, general and administrative costs of $4.1 million during the second quarter. The decrease in the six month period was caused by a reduction of bonus expense of approximately $5.8 million, reductions in data communications costs of $1.5 million and $1.9 million in other administrative costs, and a reduction in bad debt expense of $2.3 million, partially offset by a $6.4 million increase due to the acquisitions noted above. As a result, selling, general and administrative expenses as a percentage of net sales decreased to 10.4% from 11.1% and to 10.7% from 11.4% for the three and six month periods, respectively.
As a result of the above, income from operations as a percentage of net sales for the quarter ended June 30, 2007 decreased to 7.4% from 10.9% for the same period in 2006. Income from operations for the six months ended June 30, 2007 decreased to 6.4% from 9.4% for the comparable period last year.
Interest expense increased by approximately $1.1 million for the quarter ended June 30, 2007 to $8.2 million from $7.1 million for the quarter ended June 30, 2006. Interest expense increased by approximately $1.6 million for the six months ended June 30, 2007 to $15.5 million from $13.9 million for the six months ended June 30, 2006. This increase was due primarily to the higher average borrowings in 2007 caused by the acquisitions of EMC, Home Impressions, Dramex and Noll, and higher overall interest rates compared to the same periods in the prior year, primarily the result of higher market interest rates.
As a result of the above, income from continuing operations before taxes decreased by $11.6 million to $19.5 million for the quarter ended June 30, 2007 and $21.4 million to $29.0 million for the six months ended June 30, 2007, compared to the same periods in 2006.

25 of 37

Income taxes for continuing operations for the quarter and six months ended June 30, 2007 approximated $7.5 million and $11.3 million, respectively and were based on an expected annual tax rate of 37.9%, the same rate as in 2006. The income tax rate during the second quarter of 2007 was impacted by a change in New York law which resulted in an increase in tax expense of $0.1 million.
The following provides further information by segment:
Building Products
Net sales in the quarter ended June 30, 2007 increased to $260.2 million, or 8.9%, from net sales of $239.1 million in the second quarter of 2006. Net sales increased to $467.5 million for the six months ended June 30, 2007 from net sales of $453.8 million for the same period in 2006, an increase of $13.7 million or 3.0%. Excluding the impact of the acquisition of EMC, Noll, Dramex and Home Impressions, sales decreased 9.0% and 11.5% for the three and six months ended June 30, 2007, respectively, when compared to the same period in 2006. The decrease in net sales during both periods, excluding the effect of the acquisitions, was due to reduced volumes as a result of the housing market downturn.
Income from operations as a percentage of net sales decreased to 12.0% for the quarter ended June 30, 2007 from 16.9% a year ago. For the six months ended June 30, 2007, income from operations as a percentage of net sales decreased to 10.7% from 15.8% for the same period in 2006. The decrease in operating margin in the quarter was primarily caused by a 2.6% increase in material costs and a 1.4% increase in direct labor costs. The decrease in operating margin for the six months was primarily the result of a 2.3% increase in material costs and a 1.4% increase in direct labor costs as a percentage of sales.
Processed Metal Products
Net sales decreased by approximately $3.8 million, or 3.3%, to $109.6 million for the quarter ended June 30, 2007, from net sales of $113.4 million for the quarter ended June 30, 2006. Net sales decreased by approximately $1.3 million, or 0.6%, to $220.0 million for the six months ended June 30, 2007 from net sales of $221.3 million for the same period in 2006. The decreases in net sales for the quarter and six months were driven by decreased net sales in our coated metal products business, driven by reduced demand from our customers, many of whom serve the housing market.
Income from operations as a percentage of net sales decreased to 3.3% of net sales for the quarter ended June 30, 2007 compared to 7.0% in the second quarter a year ago. For the six months ended June 30, 2007, income from operations as a percentage of net sales decreased to 3.7% from 6.2% for the comparable 2006 period. The decrease in operating margin in the quarter and six months was due primarily to $1.2 million and $1.7 million, respectively, of costs incurred in connection with the consolidation of our flat rolled processing plants in Buffalo, NY.
Outlook
The Company expects results from the quarter ended September 30, 2007 will be lower than those realized in the quarter ended September 30, 2006. The housing and automotive markets have caused a reduction in results and we expect that softness in these markets will continue during the third quarter, which has historically been one of the seasonally strongest periods of the Company’s fiscal cycle. The Company believes it is positioned to benefit from its cost reduction programs and internal growth initiatives, as well as continuing operational improvements as the markets we serve return to more normal levels.
In 2007, the Company will realize a full year’s worth of sales and earnings from the 2006 acquisitions of EMC and Home Impressions along with the sales and earnings from the March 2007 acquisition of Dramex and the April 2007 acquisition of Noll, which will help to offset anticipated declines from our organic business.

26 of 37

Liquidity and Capital Resources
The Company’s principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.
The Company’s shareholders’ equity increased by approximately $19.7 million or 3.6%, to $569.9 million, at June 30, 2007. This increase in shareholder’s equity was primarily due to net income of $18.1 million, a $5.1 million increase in the foreign currency translation adjustment, equity compensation of $1.3 million, partially offset by the declaration of approximately $4.5 million in shareholder dividends, and a $0.8 million reduction due to the cumulative effect of the adoption of FASB Interpretation No. 48.
During the first six months of 2007, the Company’s working capital (inclusive of the impact of working capital acquired with Dramex and Noll) increased by approximately $25.6 million, or 7.7%, to approximately $356.9 million. This increase in working capital was primarily the result of increases in cash and accounts receivable of $9.4 million, and $42.6 million, respectively. These increases in current assets were offset by increases in accounts payable of $29.5 million.
Net cash provided by continuing operating activities for the six months ended June 30, 2007 was approximately $54.9 million and was primarily the result of income from continuing operations of $18.1 million combined with depreciation and amortization of $16.0 million, increases in accounts receivable and accounts payable of $30.4 million and $24.7, respectively and decreases in inventories of $26.7 million. The increases in accounts receivable and accounts payable are a result of the second quarter being a traditionally strong selling season of the Company, while the reduction in inventories reflects the Company’s focus on improving inventory turnover.
During 2007, the Company’s net borrowings from its credit facility of approximately $50.9 million, along with the $54.9 million in cash generated from operations were used to purchase the outstanding stock of Dramex and acquire certain assets from Noll for approximately $84.0 million, fund capital expenditures of $9.3 million, and pay dividends of $3.0 million.
Senior credit facility and senior subordinated notes
The Company’s credit agreement provides a revolving credit facility, which expires in December 2010, and a term loan, which is due in December 2012. The revolving credit facility of up to $300.0 million and the term loan of $230.0 million are secured with the Company’s accounts receivable, inventories and personal property and equipment. At June 30, 2007, the Company had used approximately $127.1 million of the revolving credit facility and had letters of credit outstanding of $21.2 million, resulting in $151.7 million in availability. Borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 6.46% at June 30, 2007. At June 30, 2007, the term loan balance was $122.7 million. Borrowings under the term loan carry interest at LIBOR plus a fixed rate. The rate in effect on June 30, 2007 was 7.13%.
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

27 of 37

The Company’s various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. At June 30, 2007 the Company was in compliance with terms and provisions of all of its financing agreements.
For the third quarter and remainder of 2007, the Company continues to focus on maximizing positive cash flow, working capital management and debt reduction. As of June 30, 2007, the Company believes that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.
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
The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” as discussed in Note 3 to the consolidated financial statements included in Item 1, herein.
Related Party Transactions
In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes were payable to the two former owners of Construction Metals and were considered related party in nature due to the former owners’ continuing employment relationship with the Company. These notes were payable in annual principal installments of $2,917,000 per note on April 1, and were satisfied on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. Interest expense related to these notes was approximately $72,000 for the six months ended June 30, 2006.
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases

28 of 37

aggregated approximately $678,000 and $676,000 for the six months ended June 30, 2007 and 2006, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the six months ended June 30, 2007 and 2006, the Company incurred $989,000 and $1,070,000, respectively, for legal services from these firms. Of the amount incurred, $714,000 and $822,000, was expensed during the six months ended June 30, 2007 and 2006, respectively. $275,000 and $188,000 were capitalized as acquisition costs and deferred debt issuance costs during the six months ended June 30, 2007 and 2006, respectively.
At June 30, 2007, the Company had $48,000 recorded in accounts payable for these law firms.
Forward-Looking Information — Safe Harbor Statement
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
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk and interest rate risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. There have been no material changes to the Company’s exposure to market risk or interest rate risk since December 31, 2006.

29 of 37

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

30 of 37

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
Item 4. Submission of Matters to a Vote of Security Holders.
          Not applicable.
Item 5. Other Information.
          Not applicable.
Item 6. Exhibits.
     6(a) Exhibits
a.	Exhibit 31.1 — Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

b.	Exhibit 31.2 — Certification of President pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

c.	Exhibit 31.3 — Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

d.	Exhibit 32.1 — Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

e.	Exhibit 32.2 — Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

f.	Exhibit 32.3 — Certification of the Executive Vice President, Chief Financial Officer, and Treasurer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

31 of 37

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

Date: August 8, 2007

32 of 37