Form 10-Q
period 2007-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2007-11-09
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2007, the number of common shares outstanding was: 29,886,262.

GIBRALTAR INDUSTRIES, INC.
INDEX

PAGE
NUMBER
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Income For the Three and Nine Months Ended September 30, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6-23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION	32-33
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

2 of 33

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$32,725	$13,475
Accounts receivable, net	209,481	163,731
Inventories	229,133	220,119
Other current assets	20,101	18,099
Assets of discontinued operations	23,642	40,356

Total current assets	515,082	455,780

Property, plant and equipment, net	260,553	233,249
Goodwill	501,034	366,763
Acquired intangibles	60,504	62,366
Investments in partnership	2,616	2,440
Other assets	14,588	14,307
Assets of discontinued operations	—	17,963

	$1,354,377	$1,152,868

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$92,949	$69,040
Accrued expenses	48,932	50,279
Current maturities of long-term debt	2,964	2,336
Liabilities of discontinued operations	2,555	2,760

Total current liabilities	147,400	124,415

Long-term debt	550,670	398,217
Deferred income taxes	72,512	70,981
Other non-current liabilities	14,837	9,027
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,949,229 and 29,883,795 shares in 2007 and 2006, respectively	300	299
Additional paid-in capital	218,122	215,944
Retained earnings	340,749	332,920
Accumulated other comprehensive income	10,180	1,065

	569,351	550,228

Less: cost of 62,967 and 42,600 common shares held in treasury in 2007 and 2006	(393)	—

Total shareholders’ equity	568,958	550,228

	$1,354,377	$1,152,868

See accompanying notes to condensed consolidated financial statements

3 of 33

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$342,570	$318,442	$1,003,116	$955,971

Cost of sales	278,796	250,224	821,539	749,695

Gross profit	63,774	68,218	181,577	206,276

Selling, general and administrative expense	38,409	32,619	110,029	107,199

Income from operations	25,365	35,599	71,548	99,077

Other (income) expense:
Equity in partnerships’ loss (income) and other income	(356)	103	(1,023)	(445)
Interest expense	8,372	6,056	23,063	19,272

Total other expense	8,016	6,159	22,040	18,827

Income before taxes	17,349	29,440	49,508	80,250

Provision for income taxes	5,982	11,210	18,072	30,251

Income from continuing operations	11,367	18,230	31,436	49,999

Discontinued operations:
Income (loss) from discontinued operations before taxes	(18,590)	(388)	(21,733)	9,189
Provision for income taxes	(3,679)	(154)	(4,847)	3,482

Income (loss) from discontinued operations	(14,911)	(234)	(16,886)	5,707

Net income (loss)	$(3,544)	$17,996	$14,550	$55,706

Net (loss) income per share — Basic:
Income from continuing operations	$.38	$.61	$1.05	$1.68
Income (loss) from discontinued operations	(.50)	(.01)	(.56)	.20

Net income (loss)	$(.12)	$.60	$.49	$1.88

Weighted average shares outstanding — Basic	29,873	29,747	29,847	29,691

Net (loss) income per share — Diluted:
Income from continuing operations	$.38	$.61	$1.04	$1.67
Income (loss) from discontinued operations	(.50)	(.01)	(.56)	.19

Net income (loss)	$(.12)	$.60	$.48	$1.86

Weighted average shares outstanding — Diluted	30,147	30,040	30,103	29,993

See accompanying notes to condensed consolidated financial statements

4 of 33

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$14,550	$55,706
(Loss) income from discontinued operations	(16,886)	5,707

Income from continuing operations	31,436	49,999

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,789	19,430
Provision for deferred income taxes	797	—
Equity in partnerships’ loss (income) and other income	(778)	400
Distributions from partnerships	603	909
Stock compensation expense	2,043	2,192
Other noncash adjustments	551	782
Increase (decrease) in cash resulting from changes in (net of acquisitions and dispositions):
Accounts receivable	(22,360)	(34,213)
Inventories	27,701	(50,741)
Other current assets and other assets	1,463	2,375
Accounts payable	13,628	11,254
Accrued expenses and other non-current liabilities	(2,977)	(18,120)

Net cash provided by (used in) continuing operations	75,896	(15,733)
Net cash provided by (used in) discontinued operations	15,955	(8,429)

Net cash provided by (used in) provided by operating activities	91,851	(24,162)

Cash flows from investing activities
Acquisitions, net of cash acquired	(203,980)	(13,206)
Purchases of property, plant and equipment	(12,826)	(16,943)
Net proceeds from sale of property and equipment	2,734	388
Net proceeds from sale of business	1,680	151,511

Net cash (used in) provided by investing activities from continuing operations	(212,392)	121,750
Net cash used in investing activities for discontinued operations	(69)	(3,433)

Net cash (used in) provided by investing activities	(212,461)	118,317

Cash flows from financing activities
Long-term debt reduction	(2,128)	(114,292)
Proceeds from long-term debt	147,768	9,604
Payment of deferred financing costs	(1,440)	(569)
Payment of dividends	(4,476)	(4,464)
Net proceeds from issuance of common stock	136	1,174
Tax benefit from stock options	—	167

Net cash provided by (used in) financing activities from continuing operations	139,860	(108,380)
Net cash used in financing activities for discontinued operations	—	(1,500)

Net cash provided by (used in) financing activities	139,860	(109,880)

Net increase (decrease) in cash and cash equivalents	19,250	(15,725)

Cash and cash equivalents at beginning of year	13,475	28,529

Cash and cash equivalents at end of period	$32,725	$12,804

See accompanying notes to condensed consolidated financial statements

5 of 33

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position, results of operations and cash flows for these respective periods have been included.
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
Certain 2006 amounts have been reclassified to conform with the 2007 presentation, primarily for operations discontinued during 2007.
The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

6 of 33

2. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
The changes in shareholders’ equity and comprehensive income consist of (in thousands):

				Additional		Accumulated			Total
	Comprehensive	Common Stock		Paid-In	Retained	Other Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at January 1, 2007		29,841	$299	$215,944	$332,920	$1,065	43	$—	$550,228

Cumulative effect of adoption of FIN 48	—	—			(750)	—	—	—	(750)

Comprehensive income:
Net income	$14,550	—	—	—	14,550	—	—	—	14,550
Other comprehensive income (loss):
Foreign currency translation adjustment	9,535
Amortization of other post retirement health care costs, net of tax of $20	57
Unrealized loss on interest rate swaps, net of tax of $293	(477)

Other comprehensive income	9,115	—	—	—	—	9,115	—	—	9,115

Total comprehensive income	$23,665

Issuance of restricted shares		6	—	—	—	—	—	—	—
Equity based compensation expense		—	—	2,043	—	—	—	—	2,043
Stock options exercised		24	—	136	—	—	5	(117)	19
Settlement of restricted stock units		19	1	(1)	—	—	14	(276)	(276)
Forfeiture of restricted stock awards		—	—	—	—	—	1	—	—
Cash dividends — $.20 per share		—	—	—	(5,971)	—	—	—	(5,971)

Balance at September 30, 2007		29,886	$300	$218,122	$340,749	$10,180	63	$(393)	$568,958

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

		Minimum	Unamortized	Unrealized	Accumulated
	Foreign currency	pension	post retirement	gain/(loss) on	other
	translation	liability	health care	interest rate	comprehensive
	adjustment	adjustment	costs	swaps	loss
Balance at January 1, 2007	$1,977	$3	$(969)	$54	$1,065
Current period change	9,535	—	57	(477)	9,115

Balance at September 30, 2007	$11,512	$3	$(912)	$(423)	$10,180

Total comprehensive income for the three and nine months ended September 30, 2007, was $87,000 and $23,665,000, respectively and for the three and nine months ended September 30, 2006 was $17,118,000 and $55,545,000, respectively.

7 of 33

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
During the three and nine months ended September 30, 2007, the Company incurred an additional $441,000 and $491,000, respectively, to account for uncertain tax positions primarily relating to state income taxes. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months.
The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes.
Income taxes for continuing operations for the quarter and nine months ended September 30, 2007 were $5,982,000 and $18,072,000, respectively and were based on an expected annual tax rate of 37.8%, the same rate as in 2006. The income tax rate during the third quarter of 2007 was impacted by a change in German tax law which resulted in a decrease in tax expense of $440,000 and return to provision adjustments which resulted in a decrease of $637,000 in tax expense, partially offset by the provision for an uncertain tax position of $441,000. The tax benefit from discontinued operations is impacted by the write-off of $8,058,000 of non-deductible goodwill.
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

8 of 33

During the nine months ended September 30, 2007 and 2006, the Company issued 6,000 and 6,000 restricted shares, 176,948 and 167,125 restricted stock units, and granted 166,800 and 174,025 non-qualified stock options, respectively.
The fair value of restricted stock units held in the MSPP equals the trailing 200 day average of the closing market price of our common stock as of the last day of the period. As of September 30, 2007, 120,206 restricted stock units were credited to participant accounts. At September 30, 2007, the trailing 200 day average of the closing market price of our common stock was $21.87 per share.
5. INVENTORIES
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw material	$87,347	$88,501
Work-in process	45,791	41,097
Finished goods	95,995	90,521

Total inventories	$229,133	$220,119

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
The following table sets forth the computation of basic and diluted earnings per share as of:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$11,367,000	$18,230,000	$31,436,000	$49,999,000
Income (loss) from discontinued operations	(14,911,000)	(234,000)	(16,886,000)	5,707,000

Income available to common stockholders	$(3,544,000)	$17,996,000	$14,550,000	$55,706,000

Weighted average shares outstanding	29,873,456	29,747,231	29,847,059	29,690,616

Denominator for diluted income per share:
Weighted average shares outstanding common stock options and restricted stock	273,060	292,359	255,451	302,434

Weighted average shares and conversions	30,146,516	30,039,590	30,102,510	29,993,050

9 of 33

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

$12,473

As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration through May 2009 based upon the operating results of Home Impressions. The Company paid $128,000 of such additional consideration during the nine months ended September 30, 2007. These payments were recorded as additional goodwill.
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
The aggregate purchase consideration for the acquisition of EMC was approximately $45,231,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The identifiable intangible assets consisted of a trademark with a value of $4,771,000 (indefinite useful life) and customer relationships with a value of $7,443,000 (7 year estimated useful life). The fair market value of the property, plant and equipment, and identifiable intangible assets were determined with the assistance of an independent valuation. The excess consideration over fair value was recorded as goodwill and aggregated approximately $21,328,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

10 of 33

Working capital	$5,405
Property, plant and equipment	11,338
Other long term liabilities, net	(5,054)
Intangible assets	12,214
Goodwill	21,328

$45,231

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
The aggregate purchase consideration for the acquisition of Dramex was $22,659,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values. A final valuation is expected to be completed prior to the end of the Company’s fiscal year. The excess consideration over fair value was recorded as goodwill and aggregated approximately $13,737,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$5,571
Property, plant and equipment	4,652
Other long term liabilities, net	(1,301)
Goodwill	13,737

$22,659

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
The aggregate purchase consideration was approximately $63,708,000 in cash and direct acquisition costs. The purchase price has been allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values. A final valuation is expected to be completed prior to the end of the Company’s fiscal year. The excess consideration over fair value was recorded as goodwill and aggregated

11 of 33

approximately $18,778,000, which is deductible for tax purposes. The allocation of the purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$24,399
Property, plant and equipment	20,531
Goodwill	18,778

$63,708

On August 31, 2007, the Company acquired all of the outstanding stock of Florence Corporation (Florence). Florence is located in Manhattan, Kansas and designs and manufactures storage solutions, including mail and package delivery products. The acquisition of Florence strengthens the Company’s position in the storage solutions market. The results of Florence (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results since the date of acquisition. The acquisition of Florence is not considered significant to the Company’s results of operations.
The aggregate purchase consideration for the acquisition of Florence was $116,921,000 in cash, including direct acquisition costs, and the assumption of a $6,496,000 capital lease. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of respective fair values. A final valuation is expected to be completed during the next six months. The excess consideration was recorded as goodwill and approximated $96,809,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$14,383
Property, plant and equipment	11,960
Other assets	265
Goodwill	96,809

$123,417

The company and the former owners of Florence plan to make a joint election under Internal revenue Code (IRC) Section 338(h) (10) which will allow the Company to treat the stock purchase as an asset purchase for tax purposes, and therefore, goodwill should be deductible for tax purposes.
8. DISCONTINUED OPERATIONS
As part of its continuing evaluation of its businesses, during 2007 the Company determined that both its cabinet manufacturing and steel service center businesses no longer provided a strategic fit with its long-term growth and operational objectives.
On August 1, 2007, the Company sold certain assets of its bath cabinet manufacturing business, and committed to a plan to sell the remaining assets of this business. On September 27, 2007 the Company committed to a plan to dispose of the assets of its steel service center business. The Company took a charge of approximately $2,900,000 and $13,900,000, to reduce the value of the assets of the bath cabinet manufacturing and steel service center businesses, respectively, to net recoverable value. We expect to complete the sale of the assets of these businesses during the next six months. The bath cabinet manufacturing business was previously included in the building products segment and the steel service center business was previously included in the processed metal products segment.
On June 16, 2006 and June 30, 2006, in separate transactions, the Company sold certain assets and liabilities of both its strapping and thermal processing businesses, respectively. The strapping business was previously included in the processed metal products segment and the thermal processing business was previously reported as a separate segment.
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for

12 of 33

the Impairment or Disposal of Long-Lived Assets (SFAS 144), the results of operations for the thermal processing business, strapping business, bath cabinet manufacturing business and steel service center business have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented.
The Company allocates interest to its discontinued operations in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force item 87-24, Allocation of Interest to Discontinued Operations. Interest expense of $266,000 and $366,000 and $1,061,000 and $3,682,000 was allocated to discontinued operations during the three and nine months ended September 30, 2007 and 2006, respectively.
Components of income (loss) from discontinued operations are as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$9,258	$42,649	$36,116	$195,642
Expenses	27,848	43,037	57,849	186,453

Income (loss) from discontinued operations before taxes	$(18,590)	$(388)	$(21,733)	$9,189

9. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2007 is as follows (in thousands):

	Building Products	Processed Metal
	Segment	Products Segment	Total
Balance as of January 1, 2007	358,856	7,907	366,763
Goodwill acquired	129,634	—	129,634
Additional acquisition costs, net	381	—	381
Foreign currency translation	4,111	145	4,256

Balance as of September 30, 2007	492,982	8,052	501,034

Intangible Assets
Acquired intangible assets subject to amortization at September 30, 2007 are as follows (in thousands):

	Gross Carrying	Accumulated	Estimated
	Amount	Amortization	Life
Trademark / Trade Name	$2,000	$(343)	2 to 15 years
Unpatented Technology	5,148	(1,191)	5 to 20 years
Customer Relationships	26,927	(4,444)	5 to 15 years
Non-Competition Agreements	3,591	(1,748)	5 to 10 years

Balance as of September 30, 2007	$37,666	$(7,726)

13 of 33

Acquired intangible assets with indefinite useful lives not subject to amortization consist of trademarks and trade names valued at $30,564,000.
Acquired intangible asset amortization expense for the three and nine month periods ended September 30, 2007 and 2006 aggregated approximately $923,000 and $537,000, and $2,738,000 and $1,650,000, respectively.
Amortization expense related to acquired intangible assets for the remainder of fiscal 2007 and the next five years thereafter is as follows (in thousands)

Year Ended December 31,
2007	$916
2008	$3,537
2009	$3,456
2010	$3,387
2011	$3,218
2012	$3,193
10. RELATED PARTY TRANSACTIONS
In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes were payable to the two former owners of Construction Metals and were considered to be related party transactions due to the former owners’ continuing employment relationship with the Company. These notes were payable in annual principal installments of $2,917,000 per note on April 1, and were satisfied on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. Interest expense related to these notes was approximately $72,000 for the nine months ended September 30, 2006.
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $1,094,000 and $1,015,000 for the nine months ended September 30, 2007 and 2006, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the nine months ended September 30, 2007 and 2006, the Company incurred $1,692,000 and $1,413,000, respectively, for legal services from these firms. Of the amount incurred, $1,040,000 and $1,116,000, was expensed during the nine months ended September 30, 2007 and 2006, respectively. $652,000 and $297,000 were capitalized as acquisition costs and deferred debt issuance costs during the nine months ended September 30, 2007 and 2006, respectively.
At September 30, 2007 and 2006, the Company had $124,000 and $295,000, respectively, recorded as accounts payable for these law firms.
11. BORROWINGS UNDER REVOLVING CREDIT FACILITY
On August 31, 2007, the Company entered into a second amended and restated credit agreement (the Credit Agreement”). The Credit Agreement provides a revolving credit facility with an aggregate limit of $375,000,000. At September 30, 2007, the Company had $132,776,000 of availability under the revolving credit facility.

14 of 33

12. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense (in thousands):

	Pension Benefit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$41	$40	$123	$120
Interest cost	35	30	105	91

Net periodic benefit costs	$76	$70	$228	$211

	Other Post Retirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$29	$26	$87	$78
Interest cost	58	56	174	168
Amortization of unrecognized prior service cost	(5)	(6)	(15)	(18)
Loss amortization	31	28	93	84

Net periodic benefit costs	$113	$104	$339	$312

13. SEGMENT INFORMATION
The Company is organized into two reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:
(i)	Building Products, which primarily includes the processing of sheet steel, aluminum and other materials to produce a wide variety of building and construction products.

(ii)	Processed Metal Products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel and other metals through the application of several different processes to produce high-quality, value-added coiled steel and other metal products to be further processed by customers.

15 of 33

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales
Building products	$247,175	$223,711	$710,522	$672,064
Processed metal products	95,395	94,731	292,594	283,907

	$342,570	$318,442	$1,003,116	$955,971

Income (loss) from operations
Building products	$28,497	$34,511	$78,382	$106,163
Processed metal products	5,540	7,187	16,089	20,862
Corporate	(8,672)	(6,099)	(22,923)	(27,948)

	$25,365	$35,599	$71,548	$99,077

Depreciation and amortization
Building products	$5,851	$3,437	$16,558	$11,781
Processed metal products	1,666	1,432	5,174	5,325
Corporate	703	780	2,057	2,324

	$8,220	$5,649	$23,789	$19,430

Capital expenditures (excluding acquisitions)
Building products	$2,054	$4,445	$8,575	$12,899
Processed metal products	1,314	421	3,350	2,027
Corporate	62	673	901	2,017

	$3,430	$5,539	$12,826	$16,943

	September 30, 2007	December 31, 2006
	(unaudited)
Total identifiable assets
Building products	$1,032,321	$820,728
Processed metal products	239,526	233,296
Corporate *	82,530	98,844

	$1,354,377	$1,152,868

*	includes assets from discontinued operations

16 of 33

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

17 of 33

Gibraltar Industries, Inc.
Condensed Consolidating Balance Sheets
September 30, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$10,836	$21,889	$—	$32,725
Accounts receivable, net	—	183,724	25,757	—	209,481
Intercompany balances	330,009	(315,783)	(14,226)	—	—
Inventories	—	216,046	13,087	—	229,133
Other current assets	—	19,381	720		20,101
Assets of discontinued operations	—	23,642	—	—	23,642

Total current assets	330,009	137,846	47,227	—	515,082

Property, plant and equipment, net	—	238,454	22,099	—	260,553
Goodwill	—	453,727	47,307	—	501,034
Acquired intangibles	—	47,112	13,392	—	60,504
Investments in partnerships	—	2,616	—	—	2,616
Other assets	5,961	8,398	229	—	14,588
Investment in subsidiaries	439,782	100,952	—	(540,734)	—

	775,752	989,105	130,254	(540,734)	1,354,377

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	—	77,926	15,023	—	92,949
Accrued expenses	5,781	36,345	6,806	—	48,932
Current maturities of long-term debt	—	2,964	—	—	2,964
Liabilities of discontinued operations	—	2,555	—	—	2,555

Total current liabilities	5,781	119,790	21,829	—	147,400

Long-term debt	201,013	348,590	1,067	—	550,670
Deferred income taxes	—	66,550	5,962	—	72,512
Other non-current liabilities	—	14,393	444	—	14,837
Shareholders’ equity	568,958	439,782	100,952	(540,734)	568,958

	$775,752	$989,105	$130,254	$(540,734)	$1,354,377

18 of 33

Gibraltar Industries, Inc.
Consolidating Balance Sheets
December 31, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$4,982	$8,493	$—	$13,475
Accounts receivable	—	146,859	16,872	—	163,731
Intercompany balances	335,496	(313,514)	(21,982)	—	—
Inventories	—	208,164	11,955	—	220,119
Other current assets	—	17,289	810	—	18,099
Assets of discontinued operations		40,356			40,356

Total current assets	335,496	104,136	16,148	—	455,780

Property, plant and equipment, net	—	213,646	19,603	—	233,249
Goodwill	—	338,050	28,713	—	366,763
Acquired intangibles	—	49,230	13,136	—	62,366
Investments in partnerships	—	2,440	—	—	2,440
Other assets	6,492	6,955	860	—	14,307
Investment in subsidiaries	410,578	56,823	—	(467,401)	—
Assets of discontinued operations		17,963			17,963

	$752,566	$789,243	$78,460	$(467,401)	$1,152,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$58,469	$10,571	$—	$69,040
Accrued expenses	1,513	45,290	3,476	—	50,279
Current maturities of long-term debt	—	2,336	—	—	2,336
Liabilities of discontinued operations		2,760			2,760

Total current liabilities	1,513	108,855	14,047	—	124,415

Long-term debt	200,825	196,152	1,240	—	398,217
Deferred income taxes	—	64,935	6,046	—	70,981
Other non-current liabilities	—	8,723	304	—	9,027
Liabilities of discontinued operations
Shareholders’ equity	550,228	410,578	56,823	(467,401)	550,228

	$752,566	$789,243	$78,460	$(467,401)	$1,152,868

19 of 33

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$899,747	$103,369	$—	$1,003,116

Cost of sales	—	737,517	84,022	—	821,539

Gross profit	—	162,230	19,347	—	181,577

Selling, general and administrative expense	193	100,241	9,595	—	110,029

(Loss) income from operations	(193)	61,989	9,752	—	71,548

Other (income) expense
Equity in partnerships’ (income) loss and other (income)	—	(1,013)	(10)	—	(1,023)
Interest expense	12,616	10,609	(162)	—	23,063

Total other expense	12,616	9,596	(172)	—	22,040

(Loss) income before taxes	(12,809)	52,393	9,924	—	49,508

Provision for income taxes	(4,740)	19,775	3,037	—	18,072

(Loss) income from continuing operations	(8,069)	32,618	6,887	—	31,436

Discontinued operations
Loss from discontinued operations before taxes	—	(21,733)	—	—	(21,733)
Income tax benefit	—	(4,847)	—	—	(4,847)

Loss from discontinued operations	—	(16,886)	—	—	(16,886)

Equity in earnings from subsidiaries	22,619	6,887	—	(29,506)	—

Net income	$14,550	$22,619	$6,887	$(29,506)	$14,550

20 of 33

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$917,241	$40,073	$(1,343)	$955,971

Cost of sales	—	718,840	32,198	(1,343)	749,695

Gross profit	—	198,401	7,875	—	206,276

Selling, general and administrative expense	504	103,760	2,935	—	107,199

(Loss) income from operations	(504)	94,641	4,940	—	99,077

Other (income) expense
Equity in partnerships’ (income) loss and other (income)	—	(445)	—	—	(445)
Interest expense (income)	12,596	6,576	100	—	19,272

Total other expense	12,596	6,131	100	—	18,827

(Loss) income before taxes	(13,100)	88,510	4,840	—	80,250

Provision for income taxes	(5,109)	33,528	1,832	—	30,251

(Loss) income from continuing operations	(7,991)	54,982	3,008	—	49,999

Discontinued operations
Income (loss) from discontinued operations before taxes	—	9,310	(121)	—	9,189
Income tax expense (benefit)	—	3,529	(47)	—	3,482

Income (loss) from discontinued operations	—	5,781	(74)	—	5,707

Equity in earnings from subsidiaries	63,697	2,934	—	(66,631)	—

Net income	$55,706	$63,697	$2,934	$(66,631)	$55,706

21 of 33

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by (used in) continuing operations	$(397)	$64,235	$12,058	$—	$75,896
Net cash provided by (used in) discontinued operations	—	15,955	—	—	15,955

Net cash provided by (used in) operating activities	(397)	80,190	12,058	—	91,851

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	—	(183,498)	(20,482)	—	(203,980)
Purchases of property, plant and equipment	—	(11,756)	(1,070)	—	(12,826)
Net proceeds from sale of property and equipment	—	2,715	19	—	2,734
Net proceeds from sale of business	—	1,680	—	—	1,680

Net cash used in investing activities from continuing operations	—	(190,859)	(21,533)	—	(212,392)

Net cash used in investing activities for discontinued operations	—	(69)	—	—	(69)

Net cash used in investing activities	—	(190,928)	(21,533)	—	(212,461)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(1,859)	(269)	—	(2,128)
Proceeds from long-term debt	—	147,768	—	—	147,768
Intercompany financing	4,737	(27,877)	23,140	—	—
Payment of deferred financing costs	—	(1,440)	—	—	(1,440)
Payment of dividends	(4,476)	—	—	—	(4,476)
Net proceeds from issuance of common stock	136	—	—	—	136

Net cash provided by financing activities	397	116,592	22,871		139,860

Net increase in cash and cash equivalents	—	5,854	13,396	—	19,250

Cash and cash equivalents at beginning of year	—	4,982	8,493	—	13,475

Cash and cash equivalents at end of year	$—	$10,836	$21,889	$—	$32,725

22 of 33

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2006
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in continuing operations	$(2,050)	$(10,180)	$(3,503)	$—	$(15,733)
Net cash used in discontinued operations	—	(8,429)	—	—	(8,429)

Net cash used in operating activities	(2,050)	(18,609)	(3,503)	—	(24,162)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	—	(13,206)	—		(13,206)
Purchases of property, plant and equipment	—	(16,804)	(139)	—	(16,943)
Net proceeds from sale of property and equipment	—	388	—	—	388
Net proceeds from sale of businesses	—	151,511	—	—	151,511

Net cash provided by (used in) investing activities from continuing operations	—	121,889	(139)	—	121,750
Net cash used in investing activities for discontinued operations	—	(3,433)	—	—	(3,433)

Net cash provided by (used in) investing activities	—	118,456	(139)	—	118,317

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(114,292)	—	—	(114,292)
Proceeds from long-term debt	—	7,896	1,708		9,604
Intercompany financing	5,723	(7,582)	1,859	—	—
Payment of deferred financing costs	(550)	(19)	—	—	(569)
Net proceeds from issuance of common stock	1,174	—	—	—	1,174
Payment of dividends	(4,464)	—	—	—	(4,464)
Tax benefit from stock options	167	—	—	—	167

Net cash provided by (used in) financing activities for continuing operations	2,050	(113,997)	3,567		(108,380)
Net cash used in financing activities for discontinued operations		(1,500)	—		(1,500)

Net cash (used in) provided by financing activities	2,050	(115,497)	3,567	—	(109,880)

Net decrease in cash and cash equivalents	—	(15,650)	(75)	—	(15,725)

Cash and cash equivalents at beginning of year	—	24,759	3,770	—	28,529

Cash and cash equivalents at end of year	$—	$9,109	$3,695	$—	$12,804

23 of 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.
Executive Summary
The condensed consolidated financial statements present the financial condition of the Company as of September 30, 2007 and December 31, 2006, and the condensed consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows of the Company for the nine months ended September 30, 2007 and 2006.
We are a leading manufacturer, processor and distributor of residential and commercial building products and processed metal products for industrial applications. We serve customers in a variety of industries in all 50 states, Canada, Mexico, Europe, Asia and Central and South America. We operate 83 facilities in 27 states, Canada, England, Germany, Poland and China.
Segments
We operate in two reportable segments – Building Products and Processed Metal Products.
•	Building Products. Through acquisitions and organic growth, we have created a building products business that now offers more than 5,000 products, many of which are market leaders. Our building products segment operates 74 facilities in 25 states, Canada, England, Germany and Poland.

•	Processed Metal Products. Our processed metal products segment focuses on value-added precision sizing and treating of steel for a variety of uses, the manufacture of non-ferrous metal powders for use in several industries, and other activities. Our processed metal product segment operates 9 facilities in 5 states and China.
The following table sets forth the Company’s net sales by reportable segment for the three and nine months ending September 30, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales
Building products	$247,175	$223,711	$710,522	$672,064
Processed metal products	95,395	94,731	292,594	283,907

Total consolidated net sales	$342,570	$318,442	$1,003,116	$955,971

24 of 33

Results of Operations
Consolidated
Net sales increased by approximately $24.2 million, or 7.6% to $342.6 million for the quarter ended September 30, 2007, from net sales of $318.4 million for the quarter ended September 30, 2006. Net sales increased by approximately $47.1 million, or 4.9% to $1,003.1 million for the nine months ended September 30, 2007, from net sales of $956.0 million for the nine months ended September 30, 2006. The increase in net sales for the quarter was due to the addition of net sales of EMC (acquired November 1, 2006), Noll (acquired April 10, 2007), Florence (acquired August 1, 2007) Dramex (acquired March 9, 2007) and Home Impressions (acquired June 8, 2006) which contributed an aggregate of $45.8 million in additional net sales. Net sales from our organic business decreased $21.6 million, or 6.8%, due to the slowdown in the residential housing market. The increase in the net sales for the nine months ended September 30, 2007 was due to the addition of net sales of EMC, Noll, Dramex, Home Impressions and Florence which contributed $110.5 million in additional net sales. Net sales from our organic business declined $63.4 million, or 6.6%, due to the slowdown in the residential housing market.
Gross profit as a percentage of net sales decreased to 18.6 % for the quarter ended September 30, 2007, from 21.4% for the quarter ended September 30, 2006. Gross profit margins decreased to 18.1% for the nine months ended September 30, 2007, from 21.6% for the same period in 2006. These decreases were the result of an increase of 3.3% and 3.4% in material costs as a percentage of sales for the quarter and year to date, respectively, a result of unfavorable product mix.
Selling, general and administrative expenses increased to $38.4 million during the third quarter of 2007 from $32.6 million in the same quarter of 2006, an increase of approximately $5.8 million, or 17.7%. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased to $110.0 million from $107.2 million for the same period in 2006, an increase of $2.8 million or approximately 2.6%. The increase in the three month period was largely the result of the acquisitions of EMC, Florence, Dramex, and Home Impressions, which caused $4.0 million of the increase. The increase in the nine month period ended September 30, 2007 was the result of the acquisitions EMC, Noll, Dramex, Home Impressions and Florence which caused an increase of approximately $10.1 million. Excluding the effect of the acquisitions, selling, general and administrative costs decreased $7.3 million, or 6.8%, in the nine months ended September 30, 2007 as compared to the same period in 2006. This decrease was the result of $4.1 million lower bonus accrual, a function of our decreased operating results, approximately $0.8 million of reduced spending on data communications and $1.9 million of net reductions in other administrative costs, a function of our continued focus on reducing costs. As a result, selling, general and administrative expenses as a percentage of net sales increased to 11.2% from 10.2% and decreased to 11.0% from 11.2% for the three and nine month periods, respectively.
As a result of the above, income from operations as a percentage of net sales for the quarter ended September 30, 2007 decreased to 7.4% from 11.2% for the same period in 2006. Income from operations for the nine months ended September 30, 2007 decreased to 7.1% from 10.4% for the comparable period last year.

25 of 33

Interest expense increased by approximately $2.3 million for the quarter ended September 30, 2007 to $8.4 million from $6.1 million for the quarter ended September 30, 2006. Interest expense increased by approximately $3.8 million for the nine months ended September 30, 2007 to $23.1 million from $19.3 million for the nine months ended September 30, 2006. This increase was due primarily to the higher average borrowings in 2007 caused by the acquisitions of EMC, Home Impressions, Dramex, Noll and Florence along with higher overall interest rates compared to the same periods in the prior year, primarily the result of higher market interest rates.
As a result of the above, income from continuing operations before taxes decreased by $12.1 million to $17.3 million for the quarter ended September 30, 2007 and $30.8 million to $49.5 million for the nine months ended September 30, 2007, compared to the same periods in 2006.
Income taxes for continuing operations for the quarter and nine months ended September 30, 2007 approximated $6.0 million and $18.1 million, respectively and were based on an expected annual tax rate of 37.8%, the same rate as in 2006. The income tax rate during the third quarter of 2007 was impacted by a change in German tax law which resulted in a decrease in tax expense of $0.4 million and return to provision adjustments which resulted in a decrease of $0.7 million in tax expense, partially offset by the provision for an uncertain tax position of $0.4 million. The tax benefit from discontinued operations is impacted by the write-off of approximately $8.1 million of non-deductible goodwill.
Income from discontinued operations for the nine months and quarter ended September 30, 2007 reflects a loss of approximately $13.5 million related to the write-down of the book value of the assets of our steel service center and bath cabinet manufacturing businesses to net recoverable value, along with the results of these businesses.
The following provides further information by segment:
Building Products
Net sales in the quarter ended September 30, 2007 increased to $247.2 million, or 10.5%, from net sales of $223.7 million in the third quarter of 2006. Net sales increased to $710.5 million for the nine months ended September 30, 2007 from net sales of $672.1 million for the same period in 2006, an increase of $38.4 million or 5.7%. Excluding the impact of the acquisition of EMC, Noll, Dramex, Home Impressions and Florence, sales decreased 10.0% and 10.7% for the three and nine months ended September 30, 2007, respectively, when compared to the same period in 2006. The decrease in net sales during both periods, excluding the effect of the acquisitions, was due to reduced volumes as a result of the housing market downturn.
Income from operations as a percentage of net sales decreased to 11.5% for the quarter ended September 30, 2007 from 15.4% a year ago. For the nine months ended September 30, 2007, income from operations as a percentage of net sales decreased to 11.0% from 15.8% for the same period in 2006. The decrease in operating margin in the quarter was primarily caused by a 3.1% increase in material costs as a percentage of sales. The decrease in operating margin for the nine months was primarily the result of a 2.2% increase in material costs and a 1.0% increase in direct labor costs as a percentage of sales. These cost increases are the result of unfavorable volumes and product mix.
Processed Metal Products
Net sales increased by approximately $0.7 million, or 0.7%, to $95.4 million for the quarter ended September 30, 2007, from net sales of $94.7 million for the quarter ended September 30, 2006. Net sales increased by approximately $8.7 million, or 3.1%, to $292.6 million for the nine months ended September 30, 2007 from net sales of $283.9 million for the same period in 2006. The increases in net sales for the quarter and nine months were driven by pricing increases, as volumes have declined slightly.

26 of 33

Income from operations as a percentage of net sales decreased to 5.8% of net sales for the quarter ended September 30, 2007 compared to 7.6% in the third quarter a year ago. For the nine months ended September 30, 2007, income from operations as a percentage of net sales decreased to 5.5% from 7.3% for the comparable 2006 period. The decrease in operating margin in the quarter was the result of 4.6% higher material costs as a percentage of sales, due mainly to higher copper costs. The decrease in the nine months was due primarily to 6.1% higher material costs as a percentage of sales, due mainly to higher copper costs and $2.0 million of costs incurred in connection with the consolidation of our flat rolled processing plants in Buffalo, NY.
Outlook
The Company expects results from the quarter ended December 31, 2007 will be lower than those realized in the quarter ended December 31, 2006. The slowdowns in the new build residential housing and domestic automotive markets have caused a reduction in results and we expect that softness in these markets will continue during the fourth quarter, which has historically been the seasonally weakest period of the Company’s fiscal cycle. The Company believes it is positioned to benefit from its cost reduction programs and internal growth initiatives, as well as continuing operational improvements as the markets we serve return to more normal levels.
In 2007, the Company will realize a full year’s worth of sales and earnings from the 2006 acquisitions of EMC and Home Impressions along with the sales and earnings from the March 2007 acquisition of Dramex, the April 2007 acquisition of Noll and the August 2007 acquisition of Florence, which will help to offset anticipated declines from our organic business.
Liquidity and Capital Resources
The Company’s principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.
The Company’s shareholders’ equity increased by approximately $18.8 million or 3.4%, to $569.0 million, at September 30, 2007. This increase in shareholder’s equity was primarily due to net income of $14.6 million, a $9.5 million increase in the foreign currency translation adjustment, equity compensation of $2.0 million, partially offset by the declaration of approximately $6.0 million in shareholder dividends, and a $0.8 million reduction due to the cumulative effect of the adoption of FASB Interpretation No. 48 and a $0.5 million net of tax decline in the fair market value of interest rate swaps.
During the first nine months of 2007, the Company’s working capital (inclusive of the impact of working capital acquired with Dramex, Noll and Florence, and excluding discontinued operations) increased by approximately $52.8 million, or 18.0%, to approximately $346.6 million. This increase in working capital was primarily the result of increases in cash, accounts receivable and inventory of $19.3 million, $45.8 million, and $9.0 million, respectively. These increases in current assets were offset by increases in accounts payable of $23.9 million.
Net cash provided by continuing operating activities for the nine months ended September 30, 2007 was approximately $75.9 million and was primarily the result of income from continuing operations of $31.4 million combined with depreciation and amortization of $23.8 million, increases in accounts receivable and accounts payable of $22.4 million and $13.6 million, respectively, and decreases in inventories of $27.7 million. The increases in accounts receivable are a result of the third quarter being a traditionally strong selling season of the Company, while the reduction in inventories reflects the Company’s focus on improving inventory turnover.

27 of 33

During 2007, the Company’s net borrowings from its credit facility of approximately $145.6 million, along with the $91.9 million in cash generated from operations were used to purchase the outstanding stock of Dramex and Florence, and acquire certain assets from Noll for approximately $204.0 million, fund capital expenditures of $12.8 million, and pay dividends of $4.5 million.
Senior Credit Facility and Senior Subordinated Notes
The Company’s credit agreement provides a revolving credit facility, which expires in December 2012, and a term loan, which is due in December 2012. The revolving credit facility of up to $375.0 million and the term loan of $122.1 million are secured with the Company’s accounts receivable, inventories and personal property and equipment. At September 30, 2007, the Company had used approximately $222.4 million of the revolving credit facility and had letters of credit outstanding of $19.8 million, resulting in $132.8 million in availability. Borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 7.1% at September 30, 2007. At September 30, 2007, the term loan balance was $122.1 million. Borrowings under the term loan carry interest at LIBOR plus a fixed rate. The rate in effect on September 30, 2007 was 6.95%.
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
The Company’s various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. At September 30, 2007 the Company was in compliance with terms and provisions of all of its financing agreements.
For the remainder of 2007, the Company continues to focus on maximizing positive cash flow, working capital management and debt reduction. As of September 30, 2007, the Company believes that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.
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

28 of 33

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
There have been no significant changes in critical accounting policies in the current year from those described in our 2006 Form 10-K.
The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” as discussed in Note 3 to the consolidated financial statements included in Item 1, herein.
Related Party Transactions
In connection with the acquisition of Construction Metals, the Company entered into two unsecured subordinated notes each in the amount of $8,750,000 (aggregate total of $17,500,000). These notes were payable to the two former owners of Construction Metals and were considered to be related party transactions due to the former owners’ continuing employment relationship with the Company. These notes were payable in annual principal installments of $2,917,000 per note on April 1, and were satisfied on April 1, 2006. These notes required quarterly interest payments at an interest rate of 5.0% per annum. Interest expense related to these notes was approximately $72,000 for the nine months ended September 30, 2006.
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals or companies controlled by these parties. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $1,094,000 and $1,015,000 for the nine months ended September 30, 2007 and 2006, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the nine months ended September 30, 2007 and 2006, the Company incurred $1,692,000 and $1,413,000, respectively, for legal services from these firms. Of the amount incurred, $1,040,000 and $1,116,000, was expensed during the nine months ended September 30, 2007 and 2006, respectively. $652,000 and $297,000 were capitalized as acquisition costs and deferred debt issuance costs during the nine months ended September 30, 2007 and 2006, respectively.
At September 30, 2007 and 2006, the Company had $124,000 and $295,000, respectively, recorded in accounts payable for these law firms.

29 of 33

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

30 of 33

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

31 of 33

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

32 of 33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC. (Registrant)
/s/ Brian J. Lipke
Brian J. Lipke
Chairman of the Board and Chief Executive Officer

/s/ Henning Kornbrekke
Henning Kornbrekke
President and Chief Operating Officer

/s/ David W. Kay
David W. Kay
Date: November 9, 2007	Executive Vice President, Chief Financial Officer, and Treasurer

33 of 33