Form 10-K
period 2007-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2008-02-27
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2007
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the NASDAQ Stock Exchange Global Select Market® on June 29, 2007, the last business day of the registrant’s most recently completed second quarter, was approximately $537.0 million.
As of February 22, 2008, the number of common shares outstanding was: 29,887,762.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders
are incorporated by reference into Part III of this report.

Exhibit Index begins on Page 84

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
We sell our products both domestically and internationally. We operate in the following two business segments:
•	Building Products — Through acquisitions and organic growth, we have created a building products business that now offers more than 5,000 products, many of which are market leaders. Our building products segment operates 72 facilities in 25 states, Canada, England, Germany and Poland.
•	Processed Metal Products — Our processed metal products segment focuses on value-added precision sizing and treating of steel for a variety of uses, the manufacture of non-ferrous metal powders for use in several industries and other activities. Our processed metal products segment operates 9 facilities in 5 states and China.
The following table sets forth the selected products, industries served and customers for each segment.

		Building products		Processed metal
Selected products/ services	•	Mailboxes	•	Cold-rolled strip steel
	•	Ventilation products	•	Non-ferrous metals powder
	•	Expanded metal
	•	Structural connectors
	•	Bar grating
	•	Metal building accessories
	•	Metal lath

Selected industries served	•	Retail home market	•	Power and hand tool hardware
	•	Lumber	•	Aerospace
	•	Building materials	•	Electronics
	•	Residential, commercial	•	Automotive
		and industrial construction	•	Automotive supply
			•	Consumer products

Selected customers	•	The Home Depot	•	Chrysler
	•	Lowe’s Companies	•	General Motors
	•	Menard Cashway Lumber	•	BorgWarner
	•	ABC Supply	•	Ford Motor Company
	•	Wal-Mart	•	Honda
			•	Arrowhead Industries

Note 14 of the Company’s consolidated financial statements included in Item 8 herein provides information related to the Company’s business segments in accordance with accounting principles generally accepted in the United States of America.
Recent Developments
During 2007, the residential building market in the United Sates experienced a severe decline to approximately 1.3 million units in 2007 from 1.8 million units in 2006, a 28% decrease in volume. This decrease in activity had a significant impact on the profitability of our building products segment. 2007 also saw a decrease in the domestic production of automobiles, which caused a reduction in volumes in a portion of our processed metals segment. This decrease in volume caused a reduction in the margins in this segment.
As part of our continuing evaluation of our businesses, during 2007 we determined that both our steel service center and cabinet manufacturing businesses no longer provided strategic fit with our long-term growth and operational objectives. In August 2007, we sold certain assets of our bath cabinet manufacturing business and committed to a plan to sell the remaining assets of this business. In September 2007, we committed to a plan to dispose of the assets of our steel service center business. During the third and fourth quarters of 2007, we sold the majority of the assets of these businesses and expect to complete the disposal of assets in 2008. The results of both of these businesses have been classified as discontinued operations in our consolidated financial statements included in Item 8 herein.
We continued to strengthen our business through the acquisition of three businesses with complimentary market positions in 2007. In March 2007, we acquired the stock of Dramex Corporation (Dramex), a manufacturer, marketer and distributor of a diverse line of expanded metal products through its locations in the United States, Canada and England. In April 2007, we acquired certain assets and liabilities of Noll Manufacturing Company (Noll), and its affiliates, a manufacturer, marketer and distributor of products for the building, HVAC and lawn and garden components of the building products market through its locations in California, Washington and Oregon. In August 2007, we acquired the stock of Florence Corporation (Florence), a Kansas manufacturer of storage solutions, including mail and package delivery products. Note 4 of the Company’s consolidated financial statements included in Item 8 herein contains additional information regarding the acquisition of these businesses.
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

Products and services
Building Products segment
The Building Products segment is composed of 19 businesses acquired over the last eleven years that are primarily, but not exclusively, manufacturers of metal products used in the residential and light commercial building markets. As a result, we operate 72 facilities in 25 states, Canada, England, Germany and Poland, giving us a national base of operations to provide customer support, delivery, service and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.
We manufacture an extensive variety of products that are sold to lumber and building material wholesalers, buying groups, discount and major retail home centers, major home builders, HVAC and roofing distributors and residential, industrial and commercial contractors. Our product offerings include a full line of ventilation products and accessories; storage solutions, including mailboxes and package delivery products; roof edging, underlayment and flashing; soffit; drywall corner bead; structural support products; coated coil stock; metal roofing and accessories; steel framing; rain-carrying systems, including gutters and accessories; builders’ hardware, shelving and closet rods; lawn and garden products; diffusers and fasteners, each of which can be sold separately or as an integral part of a package or program sale.
Our principal focus in the recent past has been to penetrate and continue to build on our success in the residential building products market. We have been able to develop a strong customer base in the light commercial building market through acquisitions and market penetration. The acquisitions of Alabama Metal Industries Corporation (AMICO) in 2005, The Expanded Metal Company, Ltd. and Sorst Streckmetall GmbH (EMC) in 2006 and Dramex in 2007 expanded our product line to include bar grating used in walkways, platforms, safety barriers, drainage covers, and ventilation grates; expanded metal used in walkways, shelving, barriers, patio furniture, and other applications where both visibility and security are necessary; perforated metal used in industrial, home and office settings; fiberglass grating, used in areas where high strength, light weight, low maintenance and corrosion resistance are required; and safety/plank grating, used to provide a walking surface with excellent slip resistance. These products are used in industrial and commercial buildings. AMICO also produces metal lath, used as a structural base for stucco, tile or stone, and vinyl drywall. These products are used in industrial/commercial and residential buildings. The acquisition of Noll in 2007 provides the Company with additional products that can be distributed through our other distribution businesses, providing further opportunity for market penetration. The acquisition of Florence in 2007 added to the product offering in our storage solutions market and provides access to the centralized mail delivery market.
We update our building products by launching new products, enhancing existing products and adjusting product specifications to respond to building code and regulatory changes. In 2007, our subsidiary, Construction Metals, introduced innovative ladder safety products, while another subsidiary, United Steel Products (“USP”), introduced its “Gold Coat” , a high performance corrosion protection coating for outdoor use with pressure treated wood. USP and another subsidiary, Southeastern Metals Manufacturing Company, Inc. (SEMCO), offer numerous finished parts, including an assortment of metal structural connectors for the residential and commercial building industries. Also in 2007, our AMICO subsidiary designed a new type of stainless steel lath for Walt Disney Imagineering and our Solar Group, Inc. subsidiary introduced the Gibraltar brand mailbox with 12 new products in approximately 1,900 Home Depot stores. In addition, USP and its in-house engineers have been active in the development of building codes nationwide. In particular, USP professionals are recognized for their work and expertise in the field of storm resistant construction, including being called upon by FEMA to assist with hurricane response and damage assessment efforts. As a result of our involvement in the development of building codes, we are able to enhance our products and act first to bring the latest code-compliant building products to the market including USP’s “Hurricane Anchor.” As building codes continue to tighten, in part in response to hurricanes and other natural events, we have been able to grow our customer base, especially in coastal regions.
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
Processed Metal Products segment
We manufacture cold-rolled strip steel, metal powders and coated steel products. In addition, we provide materials management and, through a joint venture, steel pickling. We operate through 9 locations in 5 states and in China.
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
In addition, we operate a manufacturing facility in Research Triangle Park, North Carolina that manufactures, markets and distributes nonferrous metal powder for use in brazing paste, bearings and other products in a number of industries, including the automotive, aerospace, electronics and consumer products industries. Our 2005 acquisition of SCM Asia, a metal powder producer in China, expanded the geographic reach of our capability to serve these customers and markets.
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
We have over 200 technical service employees spread throughout our businesses. In each segment the technical staff monitors our operations to satisfy customer specifications for the product being produced.
In March 2007, we hired a Vice President of Operations to oversee our manufacturing operations and work with our operational leadership to implement programs and procedures that will enable us to source, manufacture and distribute as efficiently and as cost-effectively as possible.
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
In early 2004, we experienced temporary supply shortages in the aluminum market. In response, we implemented a commodity sourcing strategy for purchasing aluminum in order to improve consistency. In 2007, we purchased our aluminum from several domestic mills and supplemented that supply by purchasing approximately 17% of our aluminum requirements from foreign producers. We purchase copper scrap from various domestic sources and, if scrap is not available in sufficient supply, we purchase cathode. Supply has been adequate from these sources.

We purchase natural gas and electricity from suppliers in proximity to our operations. While there has been upward pressure on pricing, we have not experienced interruptions due to gas or power constraints, and we have not entered into contracts that permit an interruptible supply.
We have no long-term contractual commitments with our suppliers. Our Vice President of Supply Chain Management continues to examine and improve our purchasing practices across our geographically dispersed facilities in order to streamline purchasing across like commodities.
Intellectual property
Although we protect our intellectual property by trademark, copyright and patent registrations, and use some of this intellectual property in some of our activities in each of our operating segments, we do not believe any of this intellectual property is material to our operations. While not material, we do believe one of our patents related to a roof vent sold in our Building Products segment, scheduled to expire in November 2009, gives us a competitive advantage with regard to that product.
Sales and marketing
Our products and services are sold primarily by our sales personnel and outside sales representatives located throughout the United States, Canada, Mexico, Europe and Asia. We had over 280 sales personnel as of December 31, 2007. We have organized sales teams to focus on specific customers and national accounts to allow us to provide enhanced supply solutions, and enhance our ability to increase the number of products that we provide to those customers and accounts. Our sales staff works with certain retail customers to manage shelf space which allows us to increase sales at these locations.
Customers and distribution
We have numerous customers located throughout the United States, Canada, Mexico, Europe, Asia, and Central and South America principally in the building and construction, general manufacturing, automotive, automotive supply, steel and machinery industries. Major customers include home improvement retailers, building product distributors, automobile manufacturers and suppliers and commercial and residential contractors.
During 2005, one of our customers (The Home Depot), accounted for approximately 14.7% of our consolidated gross sales. No other customer represented 10% or more of our consolidated gross sales for 2005 and no customer represented 10% or more of our consolidated gross sales for 2006 or 2007.
During 2005, 2006 and 2007, one customer (The Home Depot) of our Building Products segment accounted for approximately 22.8%, 14.0% and 13.1%, respectively, of this segment’s gross sales. No other customer accounted for more than 10% of our Building Products segment gross sales during these periods.
During 2005, one customer (General Motors) of our Processed Metals Product segment, accounted for approximately 10.6% of this segment’s gross sales. No other customer accounted for 10% or more of this segment’s gross sales for 2005, and no customer represented 10% or more of this segment’s gross sales in 2006 and 2007.
Although we negotiate annual sales orders with the majority of our customers, these orders are subject to customer confirmation as to product amounts and delivery dates. We do not have long-term contracts with any of our customers.

Backlog
Because of the nature of our products and the short lead time order cycle, backlog is not a significant factor in our business. We believe that substantially all of our firm orders existing on December 31, 2007 will be shipped prior to the end of the first quarter of 2008.
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
The prices for the raw materials we use in our Building Products operations, primarily steel, aluminum and plastic, are volatile due to a number of factors beyond our control, including supply shortages, general industry and economic conditions, labor costs, import duties, tariffs and currency exchange rates. Although we have strategies to deal with volatility in raw material costs such as reducing inventory levels, other competitors in this segment who do not have to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and thereby compete effectively against us on product price.
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
The prices for the raw materials we use in our Processed Metal Products operations, primarily steel, are volatile due to the same factors described above with respect to our Building Products segment. Although we have strategies to deal with volatility in raw material costs such as indexing certain customer orders to steel and copper market pricing to reduce the impact of market volatility on our margins and matching purchase commitments with sales orders, other competitors in this segment which do not have to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and thereby compete effectively against us on product price during times of price volatility.
We believe our ability to meet stringent process specifications and the quality of our processed metals give us a competitive advantage over some competitors in this segment.

Employees
At December 31, 2007, we employed approximately 3,950 people, of which approximately 19.4% were represented by unions through various collective bargaining agreements, two of which expired on December 31, 2007 and one of which expired January 31, 2008 and others that are scheduled to expire between March 31, 2008 and March 31, 2011. We are currently negotiating new agreements with the unions whose agreements expired. There were approximately 200 employees working under expired contracts at December 31, 2007. The production employees at one of our facilities voted to join a union in August 2007, and we are currently negotiating their initial agreement. We have historically had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current and expired agreements.
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
We are significantly leveraged with total indebtedness of approximately $488.6 million as of December 31, 2007. The following chart shows our level of indebtedness and certain other information as of December 31, 2007:

as of
(Dollars in millions)	December 31, 2007
Senior credit facility:

Revolving credit facility	$157.9

Institutional term loan	121.6

Senior subordinated notes (1)	204.0

Other	8.0

Total debt	$491.5

Shareholders’ equity	$567.8

Ratio of earnings to fixed charges (2)	2.3x

(1)	excludes the effect of the $2.9 million discount from face value.

(2)	for purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes minus net undistributed equity earnings minus capitalized interest plus fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs), capitalized interest and the portion of operating rental expense that management believes is representative of the interest component of rent expense.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture for our senior subordinated notes do not fully prohibit us or our subsidiaries from doing so. Additionally, our Amended and Restated Credit Agreement provides commitments of up to $497.7 million in the aggregate, including a revolving credit facility of up to $375.0 million. At December 31, 2007, outstanding borrowings under the revolving credit facility were $157.9 million, $16.4 million of letters of credit were outstanding and $200.7 million was available to be borrowed. Under the terms of this agreement, we are required to repay $30.9 on the term note before March 30, 2008. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under our senior credit facility and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.
In addition our substantial degree of indebtedness could have other important consequences, including the following:
•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations are dedicated to the payment of principal and interest on our indebtedness and may not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	certain of our borrowings, including borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.
Our future operating results may be affected by fluctuations in raw material prices. We may not be able to pass on increases in raw material costs to our customers.
Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole is very cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our steel costs. Other significant raw materials we use include aluminum, plastics and copper, which are also subject to volatility.
Global consolidation of the primary steel producers and increased input costs have continued to put upward pressure on market prices for steel. Demand for steel increased during 2004, for example, especially in China, and steel producers experienced a shortage of steel scrap and coke, two key materials used in the manufacture of steel. The shortage of these raw materials resulted in significant increases in both steel demand and steel pricing in 2004 and early 2005. To hedge against further price increases and potential shortages, we purchased significant quantities of steel. When steel prices began to decline in mid-2005, our gross profit margins suffered a decline from the corresponding period in 2004 partly because we were selling inventory produced with this high-cost steel, and, contrary to 2004, we were operating under pricing pressure from our customers in our Processed Metal Products segment.

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
Net sales of our Building Products segment, which sells products for use in the building and construction industry, accounted for approximately 62.2%, 69.9% and 70.8% of our net sales in 2005, 2006 and 2007, respectively. These sales were made primarily to retail home improvement centers and wholesale distributors. We also sell some products in our Processed Metal Products segment to customers in the building and construction industry. For 2007, The Home Depot accounted for approximately 9.0% of our gross sales. A loss of sales to the building and construction industry, or to the specified customer, would adversely affect our profitability and cash flow. For example, our sales of building products decreased during 2007 due to a decline in demand in the new build residential building industry, causing a decrease in net sales in our historic building products businesses. This reduction in volume caused a decrease in our operating margins in that segment compared to the prior year. This industry is cyclical, with product demand based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control.
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
We estimate that net sales of our products for use in the automotive industry accounted for approximately 27.4%, 19.9% and 17.5% of our net sales in 2005, 2006 and 2007, respectively. Such sales include sales directly to auto manufacturers and to manufacturers of automotive components and parts. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions, consumer confidence and other factors beyond our control. In 2006, for example, our sales of processed steel products to the Big Three automotive manufacturers decreased in comparison to 2005, contributing to a decrease in our operating margins in the Processed Metals Products segment compared to the same quarter in the prior year. The domestic auto industry is currently experiencing a difficult operating environment that may result in lower levels of vehicle production and decreased demand for our products in the processed metals products segment.
Downturns in demand from the building and construction industry, the automotive industry or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our products to customers in any of these industries, would adversely affect our profitability and cash flows.
We may not be able to identify, manage and integrate future acquisitions successfully, and if we are unable to do so, we are unlikely to sustain our historical growth rates and our ability to repay our outstanding indebtedness may decline.
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

Integration of an acquired business could disrupt our business by diverting management away from day-to-day operations and could result in contingent liabilities that were not anticipated. Further, failure to integrate successfully any acquisition may cause significant operating inefficiencies and could adversely affect our profitability and our ability to repay our outstanding indebtedness. Consummating an acquisition could require us to raise additional funds through additional equity or debt financing. Additional debt financing would increase our interest expense and reduce our cash flows otherwise available to reinvest in our business and may not be available on satisfactory terms when required.
Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.
If, for any reason, our primary suppliers of flat-rolled steel, aluminum or other metals should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. The number of available suppliers has been reduced in recent years due to industry consolidation and bankruptcies affecting steel and metal producers, and this trend may continue. Our top ten suppliers accounted for 34% of our purchases during 2007. We could be significantly and adversely affected if delivery were disrupted from a major supplier or several suppliers. In addition, we do not have long-term contracts with any of our suppliers. In early 2004, we experienced temporary supply shortages in the aluminum market. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our results, profitability and cash flow.
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
Some of our customers are material to our business and results of operations. In 2007, ten of our largest customers accounted for approximately 26.9% of our gross sales. Our percentage of gross sales to our major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in the industries we serve, including the retail and automotive industries, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our top customers. These customers are also able to exert pricing and other influence on us, requiring us to market, deliver and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers, as is typical in the industries we serve. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss or significant decrease in business from any of our major customers would have a material adverse effect on our business, results of operations and cash flow.

Our business is highly competitive, and increased competition could reduce our gross profit, net income and cash flows.
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
Approximately 18.3% of our outstanding common stock, including shares of common stock issuable under options and similar compensatory instruments granted which are exercisable, or which are vested or will vest within 60 days, are owned by Brian J. Lipke, who is the Chairman and Chief Executive Officer of our Company and Eric R. Lipke, Neil E. Lipke, Meredith A. Lipke and Curtis W. Lipke, all of whom are siblings, and certain trusts for the benefit of each of them. As a result, the Lipke family has significant influence over all actions requiring stockholder approval, including the election of our board of directors. Through their concentration of voting power, the Lipke family could delay, deter or prevent a change in control of our Company or other business combinations that might otherwise be beneficial to our Company. In deciding how to vote on such matters, the Lipke family may be influenced by interests that conflict with other stakeholders. In addition, the Lipke family may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in the Company, even though those transactions may involve risks to our other stakeholders.
We depend on our senior management team, and the loss of any member could adversely affect our operations.
Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel other than Brian J. Lipke, our Chairman of the Board and Chief Executive Officer, and Henning Kornbrekke, our President and Chief Operating Officer.
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
In addition, approximately 19.4% of our own employees are represented by unions through various collective bargaining agreements, two of which expired on December 31, 2007 and others that are scheduled to expire between January 31, 2008 and March 31, 2011. The production employees at one of our facilities voted to join a union in August 2007 and we are currently negotiating their initial agreement. It is likely that our unionized employees will seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations and cash flow.
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
Although the majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 10.2% of our consolidated net sales in fiscal 2007. We have facilities in Canada, China, Germany, Poland and England. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in governmental policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply and changes in duties or taxes. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities.
We have not yet fully evaluated the internal control over financial reporting of Florence, Noll and Dramex, and any deficiencies in their internal controls that we may find would require us to spend resources to correct those deficiencies and could adversely affect market confidence in our reported consolidated financial information and the market price of our securities.
Maintaining effective internal control over financial reporting at the Company, including all our subsidiaries, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. We are currently subject to Sections 302, 404 and 906 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on the assessment of our management included in our annual report on Form 10-K. However, because Florence, Noll and Dramex (the Current Year Acquisitions) were private companies when we acquired them, these companies were not subject to the Sarbanes-Oxley Act of 2002, and we are continuing to evaluate the strength of their internal control over financial reporting.

As independent, privately owned companies, the Current Year Acquisitions did not operate under a fully documented system for accounting and internal control over financial reporting, and we will need to document that control structure and may need to improve it. If in the course of the integration process, we identify any significant deficiencies in internal control over financial reporting which is in effect at any of the Current Year Acquisitions, we will be required to spend time and money to remedy those deficiencies. If we are unable to sufficiently integrate the control structure in effect at the Current Year Acquisitions into our structure or correct any deficiencies we identify in a timely manner, we may conclude that these circumstances constitute a material weakness in the internal control over financial reporting of our Company. If we were to reach such a conclusion, our management and our independent registered public accounting firm would be unable to conclude in their reports that our internal control over financial reporting was effective. Investors could lose confidence in our reported consolidated financial information as a result, and the market price of our securities could decline.
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
In addition, the restrictive covenants in our senior credit facility (which includes our $375.0 million revolving credit facility and our $122.7 million term loan facility) require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our senior credit facility. Upon the occurrence of an event of default under our senior credit facility, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. If such event of default and election occur, the lenders under our senior credit facility would be entitled to be paid before current senior subordinated note holders receive any payment under our senior subordinated notes. In addition, if we were unable to repay those amounts, the lenders under our senior credit facility could proceed against the collateral granted to them to secure that indebtedness.

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
Disruptions to our business or the business of our customers or suppliers, could adversely impact our operations and financial results.
Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from severe weather events such as hurricanes, floods, blizzards, from casualty events, such as fires or material equipment breakdown, from acts of terrorism, from pandemic disease, from labor disruptions, or from other events such as required maintenance shutdowns, could cause interruptions to our businesses as well as the operations of our customers and suppliers. Such interruptions could have an adverse effect on our operations and financial results.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our senior credit facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Assuming all revolving loans and the term loan were fully drawn or funded on December 31, 2007, as applicable, each quarter point change in interest rates would result in a $1.2 million change in annual interest expense on our senior credit facility.

Item 1B. Unresolved Staff Comments
     None
Item 2. Description of Properties
We maintain our corporate headquarters in Buffalo, New York and conduct business operations in facilities located throughout the United States and in Canada, England, Germany, Poland and China.
We believe that our facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate our capacity needs through 2008:

		Square
Location	Utilization	footage
Corporate
Buffalo, New York	Headquarters	24,490	*

Processed Metal Products
Cheektowaga, New York	Cold-rolled strip steel processing	148,000
Cleveland, Ohio	Cold-rolled strip steel processing	259,000
Beachwood, Ohio	Administrative office	3,000	*
Durham, North Carolina	Administrative office and powdered metal processing	148,000
Detroit, Michigan	Administrative offices	1,152	*
Woodhaven, Michigan	Materials management facility	100,000
Brownsville, Texas	Warehouse	15,000	*
Suzhou, China	Powdered metal processing	45,200	*

Building Products
Jacksonville, Florida	Administrative office and building products manufacturing	261,400	*
Miami, Florida	Building products manufacturing	48,893	*
Lakeland, Florida	Warehouse	53,154	*
San Antonio, Texas	Administrative office and building products manufacturing	120,050	*
Houston, Texas	Building products manufacturing	48,000	*
Taylorsville, Mississippi	Administrative office and building products manufacturing	54,215
Taylorsville, Mississippi	Building products manufacturing	237,112
Enterprise, Mississippi	Building products manufacturing	198,154
Appleton, Wisconsin	Administrative office and building products manufacturing	100,262
Appleton, Wisconsin	Building products manufacturing	42,582
Montgomery, Minnesota	Administrative office and building products manufacturing	170,000
Livermore, California	Building products manufacturing	103,470	*
Rancho Cucamonga, California	Warehouse	20,640	*
North Wilkesboro, North Carolina	Warehouse	22,950	*
Hainesport, New Jersey	Warehouse	25,805	*
Denver, Colorado	Administrative office and building products manufacturing	89,560	*
Omaha, Nebraska	Warehouse	18,500	*
Denver, Colorado	Warehouse	29,422	*
Largo, Florida	Administrative office and building products manufacturing	100,000
Ontario, California	Administrative office and warehouse	41,140	*
Fontana, California	Building products manufacturing	37,500	*
Las Vegas, Nevada	Warehouse	8,750	*
Hayward, California	Warehouse	26,112	*
Kent, Washington	Warehouse	31,500	*
Escondido, California	Warehouse	9,200	*
Ontario, California	Administrative office	5,600	*
Salt Lake City, Utah	Warehouse	11,760	*
Albuquerque, New Mexico	Warehouse	11,000	*
Sacramento, California	Warehouse	41,160	*
Phoenix, Arizona	Warehouse	27,947	*

		Square
Location	Utilization	footage
Dallas, Texas	Administrative office and building products manufacturing	128,476	*
Clinton, Iowa	Building products manufacturing	100,000
Peoria, Illinois	Sales office	1,610	*
Thornhill, Ontario	Administrative office and building products manufacturing	60,500	*
Dallas, Texas	Administrative office and building products manufacturing	175,000
Raleigh, Mississippi	Warehouse	41,000
Birmingham, Alabama	Administrative office and building products manufacturing	181,000
Jackson, Mississippi	Building products manufacturing (vacant)	30,000
Bourbonnais, Illinois	Building products manufacturing	280,000	*
Lakeland, Florida	Building products manufacturing	100,000
Fontana, California	Building products manufacturing	80,000
Dayton, Texas	Building products manufacturing	45,000
Orem, Utah	Building products manufacturing	88,000
North Kansas City, Missouri	Building products manufacturing	26,000	*
Lafayette, Louisiana	Building products manufacturing	34,000
Houston, Texas	Building products manufacturing	25,000
Visalia, California	Building products manufacturing	80,000
Burlington, Canada	Building products manufacturing	78,000	*
Surrey, British Columbia	Building products manufacturing	41,000	*
Greenville, South Carolina	Warehouse/Distribution	18,000	*
Houston, Texas	Warehouse/Distribution	20,000	*
Denver, Colorado	Warehouse/Distribution	600	*
Seattle, Washington	Warehouse/Distribution	9,600	*
Gardena, California	Warehouse/Distribution	25,000	*
Montreal, Quebec	Warehouse/Distribution	15,000	*
Birmingham, Alabama	Building products manufacturing	12,000	*
Birmingham, Alabama	Administrative office	22,000
Wilmington, Delaware	Administrative office and building products manufacturing	27,000	*
Dayton, Texas	Building products manufacturing	13,900
Burnsville, Minnesota	Administrative office	28,518
Orrick, Missouri	Administrative office and building products manufacturing	127,000
Miraloma, California	Administrative office, building products manufacturing and warehouse	13,164
Hartlepool, England	Administrative office and building products manufacturing	258,907	*
Hanover, Germany	Administrative office and building products manufacturing	81,453	*
Pozan, Poland	Sales office and warehouse	3,120	*
Quebec, Canada	Administrative office and building products manufacturing	32,172
Ontario, Canada	Administrative office and building products manufacturing	28,542	*
Worcestershire, England	Sales office	18,151	*
Youngstown, Ohio	Administrative office and building products manufacturing	32,424
Fife, Washington	Administrative office and building products manufacturing	324,220
Portland, Oregon	Administrative office and building products manufacturing	10,000
Stockton, California	Administrative office and building products manufacturing	318,320
Naperville, Illinois	Administrative office and building products manufacturing	3,500	*
Manhattan, Kansas	Administrative office and building products manufacturing	192,000
Junction City, Kansas	Warehouse	20,000

*—Leased. All other facilities owned.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
As of December 31, 2007, there were 130 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.
The Company’s common stock is traded in the over-the-counter market and quoted on the NASDAQ Stock Exchange — Global Select Market (“NASDAQ”) under the symbol “ROCK.” The following table sets forth the high and low sale prices per share for the Company’s common stock for each quarter of 2007 and 2006 as reported on the NASDAQ Stock Exchange.

	2007		2006
	High	Low	High	Low
Fourth Quarter	$20.01	$13.01	$25.48	$20.77
Third Quarter	$23.44	$17.63	$29.48	$22.12
Second Quarter	$23.96	$20.60	$32.72	$22.91
First Quarter	$25.59	$20.85	$29.83	$22.91
The Company declared dividends of $.10 per share in the first quarter of 2007 and $.05 per share in each of the second, third and fourth quarters of 2007 and $.05 per share in each of the first, second, and third quarters of 2006.
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
The following table summarizes information concerning securities authorized for issuance under the Company’s stock option plans:

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
Plan category	outstanding options	outstanding options	plans (1)
Equity compensation plans approved by security holders	522,820	$18.84	1,213,071

Total	522,820	$18.84	1,213,071

(1)	Consists of the Company’s 2005 Equity Incentive Plan. Note 3 of the Company’s consolidated financial statements included in Item 8 herein provides additional information regarding the Company’s 2005 Equity Incentive Plan and securities issuable upon exercise of options. The Company has no currently effective equity compensation plans not approved by its shareholders.

PERFORMANCE GRAPH
The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2007. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2002 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Gibraltar Industries Inc., The S&P Smallcap 600 Index
And The S & P SmallCap 600 Industrials

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Net sales	$1,311,818	$1,233,576	$972,515	$764,534	$674,503
Income from operations	81,288	119,373	82,391	65,180	56,714
Interest expense	31,887	25,897	16,854	7,461	9,701
Income before income taxes	50,616	80,431	65,803	62,565	47,698
Income taxes	19,512	30,257	25,215	24,384	18,839
Income from continuing operations	31,104	50,174	40,588	38,181	28,859

Income from continuing operations per share – Basic	$1.04	$1.69	$1.37	$1.30	$1.20
Weighted average shares outstanding-Basic	29,879	29,712	29,608	29,362	24,143

Income from continuing operations per share-Diluted	$1.03	$1.67	$1.36	$1.29	$1.18
Weighted average shares outstanding-Diluted	30,111	30,006	29,810	29,596	24,387

Cash dividends declared per common share	$.250	$.150	$.200	$.146	$.117

Current assets	$440,475	$455,780	$424,004	$379,607	$249,450
Current liabilities	134,225	124,415	157,248	137,352	98,756
Total assets	1,281,408	1,152,868	1,205,012	957,701	777,743
Total debt	488,609	400,553	461,513	308,139	239,850
Shareholders’ equity	567,760	550,228	494,025	453,743	394,181

Capital expenditures	$18,752	$21,702	$17,330	$19,736	$15,286
Depreciation	26,577	21,793	16,872	14,844	13,354
Amortization	6,480	4,913	2,782	1,232	728

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.
Overview
The consolidated financial statements present the financial condition of the Company as of December 31, 2007 and 2006 and the consolidated results of operations and cash flows of the Company for the years ended December 31, 2007, 2006 and 2005.
We are a leading manufacturer, processor and distributor of residential and commercial building products and processed metal products for industrial applications. We serve numerous customers in a variety of industries in all 50 states, Canada, Mexico, Europe, Asia, and Central and South America. We operate 81 facilities in 27 states, Canada, England, Germany, Poland and China.
During 2007, the residential building market in the United Sates experienced a severe decline to approximately 1.3 million units in 2007 from 1.8 million units in 2006, a 28% decrease in volume. This decrease in activity had a significant impact on the profitability of our building products segment. 2007 also saw a decrease in the domestic production of automobiles, which caused a reduction in volumes in a portion of our processed metals segment. This decrease in volume caused a reduction in the margins in this segment.
As part of our continuing evaluation of our businesses, during 2007 we determined that both our steel service center and cabinet manufacturing businesses no longer provided strategic fit with our long-term growth and operational objectives. In August 2007, we sold certain assets of our bath cabinet manufacturing business and committed to a plan to sell the remaining assets of this business. In September 2007, we committed to a plan to dispose of the assets of our steel service center business. During the third and fourth quarters of 2007, we sold the majority of the assets of these businesses and expect to complete the disposal of assets in 2008. The results of both of these businesses have been classified as discontinued operations in our consolidated financial statements.
We continued to strengthen our business through the acquisition of three businesses with complimentary market positions in 2007. In March 2007, we acquired the stock of Dramex, a manufacturer, marketer and distributor of a diverse line of expanded metal products through its locations in the United States, Canada and England, In April 2007, we acquired certain assets and liabilities of Noll, a manufacturer, marketer and distributor of products for the building, HVAC and lawn and garden components of the building products market through its locations in California, Washington and Oregon. In August 2007, we acquired the stock of Florence, a Kansas manufacturer of storage solutions, including mail and package delivery products.
Segments
We operate in two reportable segments—Building Products and Processed Metal Products.
•	Building Products. We process sheet steel and other materials to produce over 5,000 building and construction products, including mailboxes, ventilation products, structural connectors, bar grating, metal lath and expanded metal. We sell these products primarily to major retail home centers, such as The Home Depot, Lowe’s, Menards, metal service centers, wholesalers and contractor suppliers.

•	Processed Metal Products. We produce a wide variety of cold-rolled strip steel products and powdered metal products. In this segment, we primarily serve the automotive industry’s leaders, such as General Motors, Ford, and Honda, as well as the automotive supply, power and hand tool industries, the Royal Canadian Mint, and other industries.

The following table sets forth our net sales from continuing operations by reportable segment for the years ended December 31, 2007, 2006 and 2005.

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Statement of income data:
Net sales
Building products	$929,022	$862,287	$604,698
Processed metal products	382,796	371,289	367,817

Total consolidated net sales	$1,311,818	$1,233,576	$972,515

We also hold an equity position in a pickling joint venture, which is included in our Processed Metal Products segment.
In December 2006, we determined that our investment in Gibraltar DFC, a joint venture, was other than temporarily impaired and recognized a $12.9 million charge to write-off our investment in this joint venture.
Results of Operations
The following table sets forth selected results of operations data as percentages of net sales:

	Fiscal year ended
	December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.5	79.2	80.6

Gross profit	17.5	20.8	19.4
Selling, general and administrative expense	11.3	11.1	10.9

Income from operations	6.2	9.7	8.5
Interest expense	2.4	2.1	1.7
Equity in partnerships’ (income) loss (1)	(0.1)	1.1	(0.0)

Income before taxes	3.9	6.5	6.8
Provision for income taxes	1.5	2.5	2.6

Income from continuing operations	2.4	4.1	4.2
Discontinued operations, net of taxes (2)	(1.4)	0.5	0.3

Net income	1.0%	4.6%	4.5%

(1)	Equity in partnerships’ (income) loss represents our proportional interest in the income or losses of our cold-rolled strip steel joint venture, the impairment charge to recognize the impairment of our investment in this joint venture in 2006, our steel pickling joint venture and other income.

(2)	Discontinued operations represents the income, net of income taxes, attributable to our steel service center, cabinet manufacturing business, thermal processing business, our strapping business and our Milcor subsidiary, which we sold in December 2007, August 2007, June 2006, June 2006 and January 2005, respectively.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Consolidated
Net sales increased by $78.2 million, or 6.3% to $1,311.8 million in 2007, from $1,233.6 million in 2006. The increase in net sales was attributable to the acquisition of EMC in November 2006, Noll in April 2007, Florence in August 2007 and Dramex in March 2007 which provided an increase of $156.0 million in net sales in 2007. The decrease in net sales excluding the effect of these acquisitions was the result of sales declines in our historic building products business, the result of volume decreases due to the downturn in the new build housing market, partially offset by a slight increase from our processed metals business, primarily a function of higher copper costs causing an increase in selling price.
Cost of sales increased $105.6 million, or 10.8%, to $1,082.4 million in 2007 from $976.8 million in 2006. The increase was due to higher sales volumes due to acquisitions noted above, which caused an increase in cost of sales of $128.4 million in 2007. The $22.8 million decrease in cost of sales for the remainder of the business was the result of lower sales from our historic businesses, as noted above. Cost of sales as a percentage of net sales increased to 82.5% in 2007, from 79.2% in 2006. The decrease in gross margin is attributable to lower volumes at our historic building products businesses, which are not as efficient at lower volumes, and higher material and freight costs as a percentage of sales in 2007 compared to 2006.
Selling, general and administrative expenses increased approximately $10.7 million, or 7.8%, to $148.1 million in 2007, from $137.4 million in 2006. The acquisitions noted above caused an increase of $15.2 million in 2007; excluding the effect of the acquisitions, selling, general and administrative costs decreased $4.4 million, or 3.2%. Selling, general and administrative expense as a percentage of net sales increased 0.2%, to 11.3% in 2007 from 11.1% in 2006, due mainly to higher compensation costs.
As a result of the above, income from operations decreased by approximately $38.1 million, to $81.3 million in 2007 from $119.4 million in 2006.
Interest expense increased 23.1% or $6.0 million, to $31.9 million in 2007 from $25.9 million in 2006. The increase in interest was the result of higher average borrowings in 2007.
Equity in income (loss) of partnerships and other income increased by $14.2 million in 2007. This increase was due mainly to the impairment of our investment in Gibraltar DFC Strip Steel, LLC, a joint venture, in December 2006. During December 2006, the Company determined that its investment in this joint venture was other than temporarily impaired, and recognized a $12.9 million charge related to the joint venture. The remaining increase is the result of not incurring losses from this joint venture during 2007.
Income taxes related to continuing operations for 2007 approximated $19.5 million based upon an effective tax rate of 38.5% versus 37.6% in 2006. The increase in the effective tax rate during 2007 was the result a higher proportion of permanently non-deductible expenses as a percentage of pretax income.
Loss from discontinued operations increased $25.0 million, to $17.9 million in 2007, from income from discontinued operations of $7.1 million in 2006. The loss in the current year was a result of the liquidation of our steel service center and bath cabinet manufacturing businesses.
Segment Information
Building products. Net sales increased 7.7% or $66.7 million, to $929.0 million in 2007 from $862.3 million in 2006. The increase was the result of the acquisitions discussed above, which provided an additional $156.0 million. The decrease in net sales excluding the effect of the acquisitions noted above was the result of sales declines in our historic building products business, the result of volume decreases due to the downturn in the new build housing market.

Income from operations decreased $36.1 million, or 28.3%, to $91.6 million in 2007 from $127.7 million in 2006. Operating margin decreased to 9.9% in 2007 from 14.8% in 2006. The decrease in operating margin was mainly the result of lower volumes in our historic businesses, which are not as efficient at lower volumes, and higher material and freight costs as a percentage of sales.
Processed metal products. Net sales increased $11.5 million, or 3.1%, to $382.8 million in 2007 from $371.3 million in 2006. The increase in net sales was the result of increased material costs that resulted in higher selling prices, which offset volume decreases.
Income from operations declined $3.8 million, or 15.0%, to $21.8 million in 2007 from $25.6 million in 2006. Income from operations as a percentage of net sales declined to 5.7% in 2007 from 6.9% in 2006. The decrease was mainly the result of higher material costs.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Consolidated
Net sales increased by $261.1 million, or 26.8% to $1,233.6 million in 2006, from $972.5 million in 2005. The increase in net sales was attributable to the acquisition of AMICO in October 2005, which provided an additional $270.1 million in net sales in 2006, and the acquisition of EMC in November 2006, which provided $10.4 million in net sales in 2006. The decrease in net sales excluding the effect of these acquisitions was the result of sales declines in our historic building products business, the result of volume decreases due to softening in the domestic automotive and new build housing markets, along with the reduction in severe weather during 2006 as compared to 2005, which drove volumes during 2005 at certain subsidiaries.
Cost of sales increased $192.6 million, or 24.6%, to $976.8 million in 2006 from $784.2 million in 2005. The increase was due to higher sales volumes due to acquisitions noted above. The acquisitions of AMICO in October 2005 and EMC in November 2006 added $211.9 million to cost of sales in 2006. The $19.2 million decrease in cost of sales for the remainder of the business was the result of product mix and lower material costs as a percentage of sales. Cost of sales as a percentage of net sales decreased to 79.2% in 2006, from 80.6% in 2005. The increase in gross margin is attributable mainly to lower material costs in the building products segment which more than offset higher material costs in the processed metals segment in 2006 compared to 2005.
Selling, general and administrative expenses increased approximately $31.5 million, or 29.7%, to $137.4 million in 2006, from $105.9 million in 2005. The acquisition of AMICO in October 2005 and EMC in November 2006 caused $22.0 million of the increase in 2006. Selling, general and administrative expense as a percentage of net sales increased 0.2%, to 11.1% in 2006 from 10.9% in 2005, due mainly to higher legal costs associated with acquisition activities and higher health insurance costs.
As a result of the above, income from operations increased by approximately $37.0 million, to $119.4 million in 2006 from $82.4 million in 2005.
Interest expense increased 53.7% or $9.0 million, to $25.9 million in 2006 from $16.9 million in 2005. The increase in interest was the result of higher average borrowings in 2006 and higher weighted average interest rates.
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

Income taxes related to continuing operations for 2006 approximated $30.3 million based upon an effective tax rate of 37.6% versus 38.3% in 2005. The decrease in the effective tax rate during 2006 was the result of a benefit from a permanent difference and a reduction in state income taxes in Texas.
Income from discontinued operations increased $4.2 million, to $7.1 million in 2006, from $2.9 million in 2005.
Segment Information
Building products. Net sales increased 42.6% or $257.6 million, to $862.3 million in 2006 from $604.7 million in 2005. The increase was the result of the acquisitions of AMICO in October 2005 and EMC in November 2006, which provided an additional $280.5 million. The decrease in net sales excluding the effect of these acquisitions was the result of the factors described under “Consolidated” above.
Income from operations increased $46.1 million, or 56.6%, to $127.7 million in 2006 from $81.6 million in 2005. Operating margin increased to 14.8% in 2006 from 13.5% in 2005. The increase in operating margin was mainly the result of lower material costs as a percentage of sales, partially offset by an increase in amortization expense related to intangibles.
Processed metal products. Net sales increased $3.5 million, or 0.9%, to $371.3 million in 2006 from $367.8 million in 2005. The increase in net sales was primarily the result of increased copper costs which resulted in higher selling prices.
Income from operations declined $3.0 million, or 9.1%, to $25.6 million in 2006 from $28.6 million in 2005. Income from operations as a percentage of net sales declined to 6.9% in 2006 from 7.8% in 2005. The decrease was the result of higher material costs and freight charges, partially offset by lower profit sharing expenses.
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

The Company tests its indefinite-lived assets for impairment on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.
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
Working capital
During 2007, our Company’s working capital (inclusive of the impact of working capital acquired from acquisitions of Florence, Noll and Dramex) decreased by approximately $24.8 million, or 7.5%, to approximately $306.5 million at December 31, 2007 from $331.4 million at December 31, 2006. This decrease in working capital was primarily the result of a decrease in the assets of discontinued operations of $35.8 million, a decrease of $7.2 million in inventories and increases in accounts payable of $20.5 million, partially offset by an increase in cash and cash equivalents of $21.8 million, a $9.2 million reduction in accrued expenses and an increase in accounts receivable and other current assets of $6.1 million.
Our working capital also typically undergoes seasonal variations. Our net sales are generally lower in the fourth quarter than in the third quarter, and we usually begin the fourth quarter with lower inventory and higher accounts payable. To address these fluctuations, we generally increase working capital in the second and third quarters, and working capital then generally decreases in the fourth quarter. At December 31, 2006, our working capital was higher than normal due to a reduction in sales during the fourth quarter of 2006 that reduced the rate of liquidation of our inventories that we would normally expect.
Cash flows
Operating activities. Net cash provided by continuing operations for the year ended December 31, 2007 was approximately $136.5 million compared to net cash used in continuing operations of approximately $3.9 million for the year ended December 31, 2006. Net cash provided by continuing operations for the year ended December 31, 2007 was primarily the result of decreases in inventories of $42.7 million, depreciation and amortization of $33.1 million, income from continuing operations of $31.1 million, decreases in accounts receivable of $19.2 million, increases in accounts payable of $10.2 million and a $5.3 million increase in deferred taxes, partially offset by a decrease in accrued expenses and other current liabilities of $11.1 million. Net cash used in continuing operations for the year ended December 31, 2006 was primarily the result of increases in inventories of $34.8 million, decreases in accounts payable and accrued expenses of $31.0 million, and decreases of deferred taxes of $29.0 million, partially offset by net income from continuing operations of $50.2 million, depreciation and amortization of $26.7 million, and equity in partnerships’ loss of $13.9 million. The cash generated from inventories during 2007 was the result of two items. We ended 2006 with higher than normal inventory levels and during 2007 we focused on reducing inventories with a goal of 60 days sales in inventory.

Investing activities. Net cash used in investing activities from continuing operations for the year ended December 31, 2007 was approximately $209.8 million, consisting primarily of the acquisitions of Florence, Noll and Dramex in the amount of $206.6 million, and capital expenditures of $18.8 million, partially offset by net proceeds of $11.9 million from the sale of certain assets of our steel service center and bath cabinet manufacturing businesses. Net cash provided by investing activities from continuing operations for the year ended December 31, 2006 was approximately $72.7 million, consisting primarily the net proceeds of the sale of our thermal processing and steel strapping businesses of $151.5 million, partially offset by the acquisitions of EMC, Home Impressions and the assets of Steel City in the amount of $57.4 million, and capital expenditures of $21.7 million.
Financing activities. Net cash provided by financing activities for the year ended December 31, 2007 was $72.9 million, consisting primarily of borrowings of long-term debt of $200.1 million, partially offset by payments of $119.6 million on long term debt and dividend payments of $6.0 million. Net cash used in financing activities for the year ended December 31, 2006 was $69.2 million, consisting primarily of repayments of long-term debt of $114.9 million and dividend payments of $6.0 million, partially offset by proceeds of $50.8 million under our revolving credit facility. The borrowing in 2007 was primarily used to fund acquisitions while the repayments were the result of cash flows from operations.
Senior credit facility and senior subordinated notes
We and our wholly-owned subsidiary Gibraltar Steel Corporation of New York are co-borrowers under the second amended and restated credit agreement dated August 31, 2007 with a syndicate of lenders providing for (i) a revolving credit facility with aggregate commitments of up to $375.0 million including a $50.0 million sub-limit for letters of credit and a swing line loan sub-limit of $20.0 million and (ii) a term loan in the original principal amount of $122.7 million. At December 31, 2007, outstanding borrowings under the revolving credit facility were $157.9 million, $16.4 million of letters of credit were outstanding and $200.7 million was available to be borrowed. Under the terms of this agreement, we are required to repay approximately $31.0 million on the term loan before March 30, 2008. During 2007, we borrowed $200.1 million and repaid $116.7 million on the revolving facility and made payments of $2.3 million on the term loan. At December 31, 2007, we had $121.6 million outstanding on the term loan.
The senior credit facility is guaranteed by each of our material domestic subsidiaries other than Gibraltar Steel Corporation of New York, which is a co-borrower. The senior credit facility and the related guarantees are secured by a first priority security interest (subject to permitted liens, as defined in the credit agreement) in substantially all the tangible and intangible assets of our Company and our material domestic subsidiaries, subject to certain exceptions, and a pledge of 65% of the voting stock of our foreign subsidiaries. The senior subordinated notes are guaranteed by each of our material domestic subsidiaries.
The credit agreement contains various affirmative and negative covenants customary for similar working capital facilities, including, but not limited to, several financial covenants. We must maintain a total funded debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA, as defined in the credit agreement) ratio not to exceed 4.25 to 1.00. We must also maintain a senior funded debt to consolidated EBITDA ratio not to exceed 3.25 to 1.00. Our interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, must not be less than 2.75 to 1.00, and our net worth must be at least $400.0 million plus 50% of cumulative net income in each fiscal quarter beginning with the quarter ended September 30, 2007. Consolidated EBITDA, as defined under our credit agreement, is not calculated in the same manner as under the senior subordinated notes.
The Company believes that availability of funds under its existing credit facility, together with the cash generated from operations, will be sufficient to provide it with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, dividends and future acquisitions.
Off Balance Sheet Arrangements
The Company does not have any off balance sheet arrangements.

Contractual Obligations
The following table summarizes our company’s contractual obligations at December 31, 2007:
(Dollars in thousands)

	Payments due by period
		Less			More
		than			than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 Years
Variable rate debt	$287,018	$2,728	$5,456	$274,434	$4,400
Interest on variable rate debt (1)	93,276	18,919	37,303	35,694	1,360
Fixed rate debt	201,591	227	286	—	201,078
Interest on fixed rate debt	131,363	16,611	33,189	33,178	48,385
Operating lease obligations	52,444	12,875	18,564	11,947	9,058
Pension and other post-retirement obligations	5,682	242	741	1,214	3,485
Employment agreements	2,310	1,210	1,100	—	—

Total (2)	$773,684	$52,812	$96,639	$356,467	$267,766

(1)	Calculated using the interest rate in effect at December 31, 2007, assuming no payments were made to reduce the revolving credit facility until its maturity date.

(2)	Excludes contingent consideration relating to our acquisition of Home Impressions and liabilities for uncertain tax positions. In 2007 we paid $0.2 million related to Home Impressions. We have not included the liabilities for uncertain tax positions as we cannot make reliable estimates of the period of cash settlement.
Related Party Transactions
The Company entered into certain operating lease agreements, related to acquired operating locations and facilities, with the former owners of Construction Metals. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $1,442,000 and $1,353,000 in 2007 and 2006, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. During 2007 and 2006, we incurred $2,217,000 and $1,869,000 for legal services from these firms, respectively. Of the amount incurred, $1,565,000 and $1,567,000 was expensed, and $652,000 and $302,000 was capitalized as acquisition costs and deferred debt issuance costs in 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company had $185,000 and $171,000, respectively recorded in accounts payable for these law firms.
Recent Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”or the “Interpretation”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. “Uncertainty in income taxes,” as used in the title of the new Interpretation, refers to uncertainty about how some transactions will be treated under the tax law. This uncertainty leads to questions about whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are finally resolved with the taxing authorities. FIN 48 applies to all tax positions, regardless of their level of uncertainty or the nature of the position. However, the Interpretation’s recognition and measurement requirements are likely to have the most impact on positions for which current or future deductions may be disallowed or reduced in a tax examination. The Interpretation applies to situations where the uncertainty is about the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted this Interpretation during the first quarter of 2007. Adoption resulted in an increase of $750,000 in tax liabilities with a corresponding reduction in retained earnings.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.

SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect adoption of this standard will have a material impact upon our consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. We do not expect that adoption of this standard will have a material impact upon our consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in business combinations to be recorded at “full fair value”. SFAS 141R also requires that the direct costs of acquisitions be expensed as incurred, and that the estimated fair value of contingent consideration be recorded at the date of purchase, with changes in the estimated fair value recorded in the income statement. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will be effective for the Company in 2009. This standard may be adopted only on a prospective basis and may have a material impact upon our results of operations in periods where we incur direct acquisition costs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into two interest rate swap agreements that converted a portion of its variable rate debt to fixed rate debt, one of which expired in 2007. At December 31, 2007, the Company had $57.5 million of revolving credit borrowings that were fixed rate debt pursuant to the remaining agreement.
The following table summarizes the principal cash flows and related interest rates of the Company’s long-term debt at December 31, 2007 by expected maturity dates. The weighted average interest rates are based on the actual rates that existed at December 31, 2007. The variable rate debt consists primarily of the revolving credit facility and term loan, of which $279.4 million is outstanding at December 31, 2007. A hypothetical 1% increase or decrease in interest rates would have changed the 2006 interest expense by approximately $2.0 million.

	(in thousands)
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt (fixed)	$227	$214	$72	$—	$—	$201,078	$201,591

Weighted average interest rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

Long-term debt (variable)	$2,728	$2,728	$2,728	$2,704	$271,730	$4,400	$287,018

Weighted average interest rate	6.00%	6.00%	5.99%	5.96%	5.96%	4.77%

Interest rate swaps (notional amounts)	$—	$—	$57,500	$—	$—	$—	$57,500

Interest pay rate	5.03%	5.03%	5.03%	—	—	—

Interest receive rate	6.63%	6.63%	6.63%	—	—	—
The fair value of the Company’s debt was $480.3 million at December 31, 2007.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Gibraltar Industries, Inc.
We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Industries, Inc. at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation, on December 31, 2006 the Company changed its method of accounting for defined benefit pension and other postretirement benefits, and on January 1, 2007 the Company changed its method of accounting for uncertainty in income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.
          /s/ Ernst & Young LLP
Buffalo, New York
February 26, 2008

Gibraltar Industries, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2007	2006
Assets
Current assets:
Cash and cash equivalents	$35,287	$13,475
Accounts receivable, net	167,595	163,731
Inventories	212,909	220,119
Other current assets	20,362	18,099
Assets of discontinued operations	4,592	40,356

Total current assets	440,745	455,780

Property, plant and equipment, net	273,283	233,249
Goodwill	453,228	366,763
Acquired intangibles	96,871	62,366
Investments in partnerships	2,644	2,440
Other assets	14,637	14,307
Assets of discontinued operations	—	17,963

	$1,281,408	$1,152,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$89,551	$69,040
Accrued expenses	41,062	50,279
Current maturities of long-term debt	2,955	2,336
Liabilities of discontinued operations	657	2,760

Total current liabilities	134,225	124,415

Long-term debt	485,654	398,217
Deferred income taxes	78,071	70,981
Other non-current liabilities	15,698	9,027
Shareholders’ equity:
Preferred stock $.01 par value; authorized 10,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; issued 29,949,229 and 29,883,795 shares in 2007 and 2006, respectively	300	299
Additional paid-in capital	219,087	215,944
Retained earnings	337,929	332,920
Accumulated other comprehensive income (loss)	10,837	1,065

	568,153	550,228

Less: cost of 61,467 and 42,600 common shares held in treasury in 2007 and 2006, respectively	393	—

Total shareholders’ equity	567,760	550,228

	$1,281,408	$1,152,868

The accompanying notes are an integral part of these consolidated financial statements

Gibraltar Industries, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$1,311,818	$1,233,576	$972,515
Cost of sales	1,082,423	976,835	784,207

Gross profit	229,395	256,741	188,308
Selling, general and administrative expense	148,107	137,368	105,917

Income from operations	81,288	119,373	82,391
Other expense (income)
Interest expense	31,887	25,897	16,854
Equity in partnerships’ (income) loss, impairment and other income	(1,215)	13,045	(266)

Total other expense	30,762	38,942	16,588

Income before taxes	50,616	80,431	65,803
Provision for income taxes	19,512	30,257	25,215

Income from continuing operations	31,104	50,174	40,588
Discontinued operations
(Loss) income from discontinued operations before taxes	(22,436)	8,777	4,742
Income tax (benefit) expense	(4,556)	1,682	1,858

(Loss) income from discontinued operations	(17,880)	7,095	2,884

Net income	$13,224	$57,269	$43,472

Net income (loss) per share — Basic
Income from continuing operations	$1.04	$1.69	$1.37
(Loss) income from discontinued operations	(.60)	.24	.10

Net income per share — Basic	$.44	$1.93	$1.47

Weighted average shares outstanding — Basic	29,879	29,712	29,608

Net income (loss) per share — Diluted
Income from continuing operations	$1.03	$1.67	$1.36
(Loss) income from discontinued operations	(.59)	.24	.10

Net income per share — Diluted	$.44	$1.91	$1.46

Weighted average shares outstanding—Diluted	30,111	30,006	29,810

The accompanying notes are an integral part of these consolidated financial statements

Gibraltar Industries, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,224	$57,269	$43,472
Income from discontinued operations	(17,880)	7,095	2,884

Income from continuing operations	31,104	50,174	40,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,057	26,706	19,654
Provision for deferred income taxes	5,283	(28,953)	(3,359)
Equity in partnerships’ loss (income)	(911)	13,884	908
Distributions from partnerships’ income	712	1,149	1,152
Stock compensation expense	2,886	2,672	1,504
Tax benefit from exercise of stock options	—	—	281
Other non-cash adjustments	177	750	74
(Decrease) increase in cash resulting from changes in (net of acquisitions):
Accounts receivable	19,204	434	8,452
Inventories	42,668	(34,839)	35,791
Other current assets and other assets	3,258	(4,799)	(450)
Accounts payable	10,184	(23,404)	3,568
Accrued expenses and other non-current liabilities	(11,112)	(7,627)	7,040

Net cash provided by (used in) continuing operations	136,510	(3,853)	115,203
Net cash provided by (used in) discontinued operations	22,303	(9,411)	15,796

Net cash provided by (used in) operating activities	158,813	(13,264)	130,999

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(206,608)	(57,430)	(271,031)
Net proceeds from sale of business	11,859	151,487	42,594
Purchases of property, plant and equipment	(18,752)	(21,702)	(17,330)
Net proceeds from sale of property and equipment	3,657	349	499

Net cash (used in) provided by investing activities from continuing operations	(209,844)	72,704	(245,268)
Net cash used in investing activities for discontinued operations	(69)	(3,752)	(4,996)

Net cash (used in) provided by investing activities	(209,913)	68,952	(250,264)

CASH-FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	(119,558)	(114,875)	(643,298)
Proceeds from long-term debt	200,074	50,829	796,568
Payment of deferred financing costs	(1,498)	(768)	(10,844)
Payment of dividends	(5,971)	(5,957)	(5,941)
Net proceeds from issuance of common stock	137	1,174	817
Tax benefit from equity compensation	121	355	––
Purchase of treasury stock	(393)	––	––

Net cash provided by (used in) financing activities from continuing operations	72,912	(69,242)	137,302
Net cash used in financing activities from discontinued operations	—	(1,500)	(400)

Net cash provided by (used in) financing activities	72,912	(70,742)	136,902

Net increase (decrease) in cash and cash equivalents	21,812	(15,054)	17,637
Cash and cash equivalents at beginning of year	13,475	28,529	10,892

Cash and cash equivalents at end of year	$35,287	$13,475	$28,529

The accompanying notes are an integral part of these consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)

							Accumulated Other			Total
	Comprehensive	Common Stock		Additional Paid-in	Retained	Unearned	Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Compensation	Loss	Shares	Amount	Equity
Balance at January 1, 2005		29,666	$297	$209,765	$242,585	$(572)	$1,668	41	$—	$453,743
Comprehensive income (loss):
Net income	$43,472	—	—	—	43,472	—	—	—	—	43,472
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $118	500	—	—	—	—	—	—	—	—	—
Minimum pension liability adjustment, net of tax of $60	95	—	—	—	—	—	—	—	—	—
Unrealized loss on interest rate swaps, net of tax of $246	(396)	—	—	—	—	—	—	—	—	—

Other comprehensive income	199	—	—	—	—	—	199	—	—	199

Total comprehensive income	$43,671

Issuance of restricted stock and restricted stock units		—	—	6,044	—	(6,044)	—	—	—	—
Stock options exercised		69	1	816	—	—	—	—	—	817
Tax benefit from exercise of stock options		—	—	281	—	—	—	—	—	281
Cash dividends-$.20 per share		—	—	—	(5,941)	—	—	—	—	(5,941)
Earned portion of restricted stock		—	—	—	—	1,457	—	—	—	1,457
Forfeiture of restricted stock awards		—	—	(9)	—	6	—	—	—	(3)

Balance at December 31, 2005		29,735	298	216,897	280,116	(5,153)	1,867	41	—	494,025
Cumulative effect of adoption of SFAS 123R		—	—	(5,153)	—	5,153	—	—	—	—
Comprehensive income (loss):
Net income	$57,269	—	—	—	57,269	—	—	—	—	57,269
Other comprehensive income (loss):
Foreign currency translation adjustment	(458)	—	—	—	—	—	—	—	—	—
Minimum pension liability adjustment, net of tax of $20	33	—	—	—	—	—	—	—	—	—
Unrealized gain on interest rate swaps, net of tax of $369	592	—	—	—	—	—	—	—	—	—

Other comprehensive income	167	—	—	—	—	—	167	—	—	167

Total comprehensive income	$57,436

Cumulative effect of adoption of SFAS 158, net of tax of $587		—	—	—	—	—	(969)	—	—	(969)
Issuance of restricted stock		28	—	—	—	—	—	—	—	—
Stock options exercised		121	1	1,173	—	—	—	—	—	1,174
Tax benefit from equity compensation		—	—	355	—	—	—	—	—	355
Cash dividends-$.15 per share		—	—	—	(4,465)	—	—	—	—	(4,465)
Equity compensation expense		—	—	2,672	—	—	—	—	—	2,672
Forfeiture of restricted stock awards		—	—	—	—	—	—	2	—	—

Balance at December 31, 2006		29,884	299	215,944	332,920	—	1,065	43	—	550,228
Cumulative effect of adoption of FIN48		—	—	—	(750)	—	—	—	—	(750)
Comprehensive income (loss):
Net income	$13,224	—	—	—	13,224	—	—	—	—	13,224
Other comprehensive income (loss):
Adjustment for OPEB, net of tax of $227	365	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	10,633	—	—	—	—	—	—	—	—	—
Minimum pension liability adjustment, net of tax of $25	39	—	—	—	—	—	—	—	—	—
Unrealized loss on interest rate swaps, net of tax of $735	(1,265)	—	—	—	—	—	—	—	—	—

Other comprehensive income	9,772	—	—	—	—	—	9,772	—	—	9,772

Total comprehensive income	$22,996

Issuance of restricted stock		6	—	—	—	—	—	—	—	—
Net settlement of restricted stock units		35	1	—	—	—	—	12	(276)	(275)
Stock compensation expense		—	—	2,886	—	—	—	—	—	2,886
Stock options exercised		24	—	136	—	—	—	5	(117)	19
Tax benefit from equity compensation		—	—	121	—	—	—	—	—	121
Cash dividends-$.05 per share		—	—	—	(7,465)	—	—	—	—	(7,465)
Forfeiture of restricted stock awards		—	—	—	—	—	—	1	—	—

Balance at December 31, 2007		29,949	$300	$219,087	$337,929	$—	$10,837	61	$(393)	$567,760

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
Accounts receivable are expected to be collected within one year and are net of the allowance for doubtful accounts of $3,482,000, $2,524,000, and $1,618,000 at December 31, 2007, 2006 and 2005, respectively. Amounts charged to bad debt expense and recorded as increases to the allowance during 2007, 2006 and 2005 totaled $801,000, $1,401,000 and $1,135,000, respectively, acquired reserves related to the acquisitions of Florence, Noll and Dramex in 2007 totaled $344,000, and deductions to the allowance recorded during 2007, 2006 and 2005 for uncollectible accounts written off, net of recoveries and other adjustments, totaled $187,000, $494,000 and $80,000, respectively.

Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. Accounts receivable from The Home Depot were 9.7% and 14.1% of consolidated accounts receivable at December 31, 2007 and 2006. The Company typically does not require collateral.
Inventories
Inventories are valued at the lower of cost or market. The cost basis of the inventory is determined on a first-in, first-out basis using either actual costs or a standard cost methodology which approximates actual cost.
Property, plant and equipment
Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. The estimated useful lives of land improvements and buildings and building improvements is 15 to 40 years, while machinery and equipment is 3 to 20 years. Accelerated methods are used for income tax purposes. Depreciation expense aggregated $26,577,000, $21,793,000 and $16,872,000 in 2007, 2006 and 2005, respectively.
Interest is capitalized in connection with construction of qualified assets. Interest of $633,000, $535,000 and $451,000 was capitalized in 2007, 2006 and 2005, respectively.
Acquisition related assets and liabilities
Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. The Company uses all available information to make these fair value determinations and, for major business acquisitions, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.
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
Equity method goodwill arises when the Company’s investment in the partnership exceeds its applicable share of the fair market value of the partnership’s net assets at the date the partnership was formed. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, equity method goodwill is not amortized or tested for impairment in accordance with this standard. The Company reviews the equity method goodwill in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB Opinion No. 18), under which the Company would recognize an impairment loss when there is a loss in the value of the equity method investment which is deemed to be other than a temporary decline. No impairments were recognized in the years ended December 31, 2007 and 2005. An impairment of $12,875,000 was recognized in the year ended December 31, 2006.
Interest rate exchange agreements
Interest rate swap agreements are used by the Company in the management of interest rate risk. The interest rate swaps are not used for trading purposes and are accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair values of interest rate swap agreements are recognized as other assets or (liabilities) and aggregated ($1,911,000) and $88,000 at December 31, 2007 and 2006, respectively. Gains or losses from changes in the fair value of the swap agreements are recorded, net of taxes, as components of Accumulated Other Comprehensive Income or Loss, except to the extent the interest rate swaps are not perfectly effective, as the ineffective portion is recorded to earnings immediately. There was no ineffectiveness in 2007 or 2006. Ineffectiveness was not material in 2005. The deferred gains and losses are amortized into interest expense during the period in which the related interest payments on variable rate debt are recorded as expense.
Translation of foreign currency
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from the translation of financial statements are accumulated as a separate component of comprehensive income. During 2007, 2006 and 2005, the Company recorded transaction income (loss) of $235,000, $48,000 and ($20,000), respectively.
Shareholders’ equity
During 2007, 2006 and 2005, the Company declared dividends of $7,465,000, $4,465,000 and $5,941,000, respectively, of which $1,494,000 was accrued at December 31, 2007. There were no dividends accrued at December 31, 2006.

The Company reacquired 1,500 shares and 1,500 shares of forfeited restricted common stock in 2007 and 2006 respectively. During 2007, the Company acquired 17,367 shares of stock as satisfaction of statutory minimum tax withholdings related to equity compensation. These reacquired shares and related cost are reflected as treasury stock in the consolidated balance sheets at December 31, 2007 and 2006.
Comprehensive income
Comprehensive income includes net income as well as accumulated other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) consists of unrealized gains and losses on interest rate swaps, minimum pension and post employment benefit obligation liability which are recorded net of related taxes and foreign currency translation adjustments.
Net income per share
Basic net income per share equals net income divided by the weighted average shares outstanding during the year. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. A reconciliation between basic net income per share and diluted net income per share for the years ended December 31, 2007, 2006 and 2005 is displayed in Note 13.
Income taxes
The consolidated financial statements of the Company have been prepared using the asset and liability approach in accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.
Fair market value disclosures
SFAS 107, Disclosures About Fair Market Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s cash and cash equivalents, accounts receivable and accounts payable are stated at cost which approximates fair value at December 31, 2007. The fair value of the Company’s debt approximated $480,311,000 at December 31, 2007. The fair value of interest rate swap was a liability of $1,911,000 at December 31, 2007.
Fair market value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
Equity based compensation
Stock options
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (Revised 2004) (SFAS 123R) Share-Based Payment. SFAS 123R, which became effective for the Company on January 1, 2006, requires the Company to measure the cost of equity-based compensation based on grant date fair value, and to recognize the cost over the period in which the employee is required to provide service in exchange for the award. The Company’s consolidated financial statements for the years ended December 31, 2007 and 2006 reflect the cost of equity-based compensation that was earned during 2007 and 2006. In the year ended December 31, 2005, the Company followed the disclosure guidance in SFAS No. 123, but measured the cost of stock options under the guidance provided in APB Opinion No. 25, which allowed an intrinsic value-based method for recognizing compensation expense for stock options, and, as the options were issued with an exercise price equal to market value on the dates of grant, no expense related to stock options was recorded in that year.

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
Recent accounting pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”or the “Interpretation”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. “Uncertainty in income taxes,” as used in the title of the new Interpretation, refers to uncertainty about how some transactions will be treated under the tax law. This uncertainty leads to questions about whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are finally resolved with the taxing authorities. FIN 48 applies to all tax positions, regardless of their level of uncertainty or the nature of the position. However, the Interpretation’s recognition and measurement requirements are likely to have the most impact on positions for which current or future deductions may be disallowed or reduced in a tax examination. The Interpretation applies to situations where the uncertainty is about the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted this Interpretation during the first quarter of 2007. Adoption resulted in an increase of $750,000 in tax liabilities with a corresponding reduction in retained earnings.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect adoption of this standard will have a material impact upon our consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal 2008. We do not expect that adoption of this standard will have a material impact upon our consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in business combinations to be recorded at “full fair value”. SFAS 141R also requires that the direct costs of acquisitions be expensed as incurred, and that the estimated fair value of contingent consideration be recorded at the date of purchase, with changes in the estimated fair value recorded in the income statement. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will be effective for the Company in 2009. This standard may be adopted only on a prospective basis and may have a material impact upon our results of operations in periods where we incur direct acquisition costs.

Reclassifications
Certain 2006 and 2005 amounts have been reclassified to conform with the 2007 presentation.
2. Discontinued Operations
As part of its continuing evaluation of its businesses during 2007, the Company determined that both its bath cabinet manufacturing and steel service center businesses no longer provided a strategic fit with its long-term growth and operational objectives. On August 1, 2007, the Company sold certain assets of its bath cabinet manufacturing business, and committed to a plan to sell the remaining assets of the business. On September 27, 2007, the Company committed to a plan to dispose of the assets of its steel service center business. The Company received proceeds of $10,179,000 and $1,660,000, and incurred pretax losses of $14,260,000 and $3,520,000 on the disposal of these assets and the reduction to estimated fair market value of the assets remaining at December 31, 2007 for the steel service center business and the bath cabinet manufacturing business, respectively. We expect to complete the liquidation of the remaining assets of the steel service center business during the first quarter of 2008 and the liquidation of the remaining assets of the bath cabinet manufacturing business in the first half of 2008. The steel service center business was previously included in the processed metal products segment and the bath cabinet manufacturing business was previously reported in the building products segment.
On June 16, 2006 and June 30, 2006, in separate transactions, the Company sold certain assets and liabilities of both its strapping and thermal processing businesses, respectively. The strapping business was previously included in the processed metals products segment and the thermal processing business previously was reported as a segment. The proceeds from the sale of the strapping assets were $15,193,000, and resulted in a pre-tax gain of $5,355,000. The proceeds from the sale of the thermal processing assets were $136,294,000 and resulted in a pre-tax loss of $2,613,000.
In January 2005, the Company determined that Milcor was not positioned to obtain a leadership position in its marketplace. We were approached by a market leader from Milcor’s marketplace and on January 27, 2005, the Company sold the net assets of its Milcor subsidiary, which included Portals Plus, for approximately $42,594,000. Milcor was previously included in the building products segment.
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the results of operations for the bath cabinet manufacturing business, steel service business, thermal processing business, strapping business and Milcor have been classified as discontinued operations in the consolidated balance sheets, consolidated statements of income and cash flows for all periods presented. This reclassification has been reflected in all relevant Notes.
The Company allocates interest to its discontinued operations in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force item 87-24, Allocation of Interest to Discontinued Operations. Interest expense of $1,167,000, $4,079,000 and $6,256,000 was allocated to discontinued operations during the years ended December 31, 2007, 2006 and 2005, respectively.

Components of income from discontinued operations are as follows (in thousands):

	December 31,
	2007	2006	2005
Net sales	$46,161	$150,299	$209,172
Expenses	68,597	141,522	204,430

(Loss) income from discontinued operations before taxes	(22,436)	8,777	4,742
Income taxes (benefit)	(4,556)	1,682	1,858

(Loss) income from discontinued operations	$(17,880)	$7,095	$2,884

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
During the year ended December 31, 2007, the Company issued 6,000 restricted shares, 190,737 restricted stock units, and granted 166,800 non-qualified stock options. At December 31, 2007, 1,213,071 shares were available for issuance under this plan. Of this amount, 718,894 are available for restricted units and 900,000 are available for incentive stock options. The Company recognized compensation expense in connection with the vesting of stock options and the lapse of restrictions on restricted shares and restricted units issued under the 2005 Equity Incentive Plan in the amounts of $2,751,135, $2,506,000 and $1,305,000 in the years ended December 31, 2007, 2006, and 2005, respectively.

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
The Company had a restricted stock plan and had reserved for issuance 375,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. Shares of restricted stock issued under this plan vested on a straight-line basis over a period of 5 to 10 years. No shares were issued under this Plan in 2006 or 2005. On May 22, 2006, the Company terminated this plan. The termination of this plan did not modify, amend or otherwise affect the terms of any outstanding awards on the date of the plan’s termination. The Company recognized compensation expense of $135,000, $166,000 and $199,000, respectively in connection with the lapse of restrictions on restricted stock issued under this plan in the years ended December 31, 2007, 2006 and 2005, respectively.
The tax benefits recognized related to equity compensation expense in the years ended December 31, 2007, 2006 and 2005 were $1,097,000, $1,007,000 and $572,000, respectively.
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of options was $6.86 for options granted during the year ended December 31, 2007. The weighted average fair value of the options was $10.15 for options granted during the year ended December 31, 2006. The weighted average fair value of the options issued during the year ended December 31, 2005 was $8.24. The following table provides the weighted average assumptions used to value stock options issued during the years ended December 31, 2007, 2006 and 2005:

			Stock	Risk-free
	Fair Value	Expected Life	Volatility	Interest Rate	Forfeiture Rate	Dividend Yield
2007 Grants	$6.86	5.1 Years	43.7%	4.3%	12.7%	1.1%
2006 Grants	$10.15	6.25 Years	39.3%	4.7%	0%	0.8%
2005 Grants	$8.24	5.0 Years	43.7%	3.9%	0%	1.0%

The fair value of restricted stock units granted was based on the grant date market price. During the year ended December 31, 2007, 116,372 restricted stock units were granted with a weighted average grant date fair value of $22.67 per share. The weighted average grant date fair value for the 97,027 restricted stock units issued in 2006 was $25.55. These awards vest ratably over three to four years.
The fair value of restricted stock granted was based on the grant date market price. During the year ended December 31, 2007, 6,000 restricted shares were issued with a weighted average grant date fair value of $21.46. During the year ended December 31, 2006, 6,000 restricted shares were issued with a weighted average grant date fair value of $22.26.
The fair value of restricted stock units held in the MSPP equals the average of the trailing 200 day closing price of our common stock as of the last day of the period. During the years ended December 31, 2007 and 2006, respectively, 74,365 and 70,098 restricted stock units were credited to participant accounts. At December 31, 2007, the value of the restricted stock units in the MSPP was $19.50 per unit.
The table below reflects income from continuing operations and income per share from continuing operations for the years ended December 31, 2007 and 2006 compared with the pro forma information for the year ended December 31, 2005 as follows:

	Year Ended December 31,
	2007		2006		2005
Income from continuing operations, as reported (1)	$	N/A	$	N/A	$40,588
Equity-based compensation expense, net of tax included in income as reported (2)		N/A		N/A	917

Equity-based compensation expense, net of tax (3)		(1,789)		(1,667)	(945)

Income from continuing operations including the effect of equity-based compensation expense (4)		$31,104		$50,174	$40,560

Income from continuing operations per share:
Basic – as reported (1)		$1.04		$1.69	$1.37

Basic – including the effect of equity-based compensation expense (4)		$1.04		$1.69	$1.37

Diluted – as reported (1)		$1.03		$1.67	$1.36

Diluted – including the effect of equity- based compensation expense (4)		$1.03		$1.67	$1.36

(1)	Income from continuing operations and income from continuing operations per share prior to 2006 did not include equity-based compensation expense for stock options.

(2)	Income from continuing operations and income from continuing operations per share prior to 2006 included equity-based compensation expense for restricted shares and restricted share units.

(3)	Equity-based compensation expense prior to 2006 is calculated based upon the pro forma application of SFAS No. 123.

(4)	Income from continuing operations and income from continuing operations per share including the effect of equity-based compensation expense prior to 2006 represent pro forma information based on SFAS No.123.

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2007:

		Weighted
		average
Range of		remaining	Weighted		Weighted
Exercise	Options	contractual	average	Options	average
prices	outstanding	life in years	exercise price	exercisable	exercise price
$9.38 — $10.42	67,997	1.9	$9.76	67,997	$9.76
$15.00	75,000	.3	$15.00	75,000	$15.00
$20.52 — $23.78	379,823	8.9	$21.23	74,695	$22.40

	522,820			217,692

The following table summarizes information about stock option transactions:

			Weighted
		Weighted average	average	Aggregate
	Options	exercise price	remaining life	intrinsic value
Balance at January 1, 2005	397,015	$12.06
Granted	75,508	20.54
Exercised	(69,206)	11.81
Forfeited	(19,891)	13.43

Balance at December 31, 2005	383,426	$13.70
Granted	174,025	23.57
Exercised	(120,655)	11.02
Forfeited	(10,964)	20.52

Balance at December 31, 2006	425,832	$18.32
Granted	166,800	19.19
Exercised	(48,500)	14.03
Forfeited	(21,312)	21.90

Balance at December 31, 2007	522,820	$18.84	6.8	$416,043

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the $15.42 per share market price of the Company’s common stock as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of exercisable options as of December 31, 2007 was $416,043.
The aggregate intrinsic value of options exercised during the years ended December 31, 2007 and 2006 were $408,313 and $1,863,000, respectively. The aggregate fair value of restricted stock units that vested during 2007 and 2006 was $564,000 and $284,000, respectively. The aggregate fair value of restricted shares that vested during the years ended December 31, 2007 and 2006 was $167,475 and $284,175, respectively. The aggregate fair value of restricted stock units converted under the MSPP during the year ended December 31, 2007 and 2006 was $106,000 and $180,000, respectively.

The following table summarizes information about restricted stock:

		Weighted Average
		Grant Date Fair
	Restricted Stock	Value
Balance at January 1, 2007	67,000	$16.81
Granted	6,000	21.46
Vested	(15,500)	18.58
Forfeited	(1,500)	15.52

Balance at December 31, 2007	56,000	$18.14

The following table summarizes information about restricted stock units:

		Weighted Average
	Restricted Stock	Grant Date Fair
	Units	Value
Balance at January 1, 2007	367,508	$21.42
Granted	116,372	22.67
Converted	(24,829)	25.64
Forfeited	(9,792)	21.74

Balance at December 31, 2007	449,259	$21.50

The following table summaries information about restricted share units that will convert to cash upon vesting:

		Weighted Average
	Restricted Stock	Grant Date Fair
	Units	Value
Balance at January 1, 2007	62,924	$22.94
Granted	74,365	24.37
Converted	(4,147)	22.94
Forfeited	(4,147)	22.94

Balance at December 31, 2007	128,995	$23.76

As of December 31, 2007, there was $8,186,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted share units. That cost is expected to be recognized over a weighted average period of 2.8 years.
4. Acquisitions
On April 1, 2003, the Company acquired all of the outstanding stock of Construction Metals, Inc. (Construction Metals). Construction Metals is headquartered in Ontario, California and is a manufacturer of a wide array of building and construction products that are sold to retail and wholesale customers throughout the western United States. As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company was required to pay additional consideration if certain net sales levels as defined in the purchase agreement were achieved during the period from acquisition up to March 31, 2006. During the second quarter of 2006 and 2005, payments of $1,754,000 and $1,332,000, respectively, were made as a result of the net sales achieved. These payments were recorded as additional goodwill.

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

Working capital	$681
Property, plant and equipment	1,892
Other assets	374
Other liabilities	(200)
Identifiable intangibles assets	1,360
Goodwill	3,524

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

The excess consideration over fair value was recorded as goodwill and aggregated approximately $15,740,000 which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$3,229
Property, plant and equipment	1,162
Identifiable intangible assets	1,305
Goodwill	15,740

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
The aggregate purchase consideration for the acquisition of AMICO was approximately $240,871,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair market values. The identifiable intangible assets identified during the allocation of purchase price consisted of trade name with a value of $24,300,000 (indefinite useful life), trademarks with a value of $700,000 (indefinite useful life), customer relationships with a value of $11,300,000 (13 year estimated useful life), and unpatented technology with a value of $2,400,000 (10 year estimated useful life). The excess consideration over fair value was recorded as goodwill and aggregated approximately $110,313,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$66,250
Property, plant and equipment	55,151
Other long term liabilities, net	(29,543)
Identifiable intangible assets	38,700
Goodwill	110,313

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

Working capital	$1,826
Property, plant and equipment	1,660
Other long term liabilities	(1,918)
Identifiable intangible assets	3,975
Goodwill	6,930

$12,473

As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration through May 2009 based upon the operating results of Home Impressions. The Company paid $159,000 and $407,000 of such additional consideration during 2007 and 2006, respectively. These payments were recorded as additional goodwill.
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
The aggregate purchase consideration for the acquisition of EMC was approximately $44,749,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair values. The identifiable intangible assets consisted of a trademark with a value of $4,771,000 (indefinite useful life) and customer relationships with a value of $7,443,000 (7 year estimated useful life). The excess consideration over fair value was recorded as goodwill and aggregated approximately $20,846,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$5,405
Property, plant and equipment	11,338
Other long term liabilities, net	(5,054)
Identifiable intangible assets	12,214
Goodwill	20,846

$44,749

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
The aggregate purchase consideration for the acquisition of Dramex was $22,677,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values. A final valuation is expected to be completed during the first quarter of 2008.

The excess consideration over fair value was recorded as goodwill and aggregated approximately $13,756,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$5,571
Property, plant and equipment	4,651
Other long term liabilities, net	(1,301)
Goodwill	13,756

$22,677

On April 10, 2007 the Company acquired certain assets and liabilities of Noll Manufacturing Company, and its affiliates (Noll). The assets the Company acquired from Noll are used to manufacture, market and distribute products for the building, HVAC, and lawn and garden components of the building products market. The acquisition of Noll will serve to strengthen our manufacturing, marketing and distribution capabilities and is expected to provide manufacturing and distribution synergies with our existing businesses. The results of Noll (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Noll is not considered significant to the Company’s consolidated results of operations.
The aggregate purchase consideration was approximately $63,726,000 in cash and direct acquisition costs. The purchase price has been allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values. The preliminary valuation resulted in negative goodwill of $10,479,000 which has been allocated to property, plant and equipment and intangibles on a pro rata basis. After giving effect to the allocation of the negative goodwill, the identifiable intangible assets consisted of patents with a value of $56,000 (8 year estimated useful life), customer relationships with a value of $2,627,000 (15 year estimated useful life), non-compete agreements valued at $712,000 (5 year estimated useful life) and trademarks with a value of $3,423,000 (indefinite useful life). A final valuation is expected to be completed during the first quarter of 2008. The allocation of the purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$22,820
Property, plant and equipment	34,088
Identifiable intangible assets	6,818

$63,726

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
The aggregate purchase consideration for the acquisition of Florence was $119,443,000 in cash, including direct acquisition costs, and the assumption of a $6,496,000 capital lease. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of respective fair values. The identifiable intangible assets consisted of unpatented technology and patents with a value of $2,200,000 (10 year estimated useful life), customer contracts with a value of $15,700,000 (13 year estimated useful life), customer relationships with a value of $6,700,000 (15 year estimated useful life) and trademarks with a value of $6,700,000 (indefinite useful life). A final valuation is expected to be completed during the first half of 2008. The excess consideration was recorded as goodwill and approximated $67,477,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$14,383
Property, plant and equipment	12,514
Other assets	265
Identifiable intangible assets	31,300
Goodwill	67,477

$125,939

The Company and the former owners of Florence plan to make a joint election under Internal Revenue Code (IRC) Section 338(h) (10) which will allow the Company to treat the stock purchase as an asset purchase for tax purposes, and therefore, goodwill should be deductible for tax purposes.
5. Goodwill and Related Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Building	Processed Metal
	Products	Products
	Segment	Segment	Total
Balance at January 1, 2006	$332,029	$20,576	$352,605
Goodwill acquired/acquisition adjustment	26,319	(1,462)	24,857
Goodwill impairment	—	(11,320)	(11,320)
Foreign currency translation	508	113	621

Balance as of December 31, 2006	358,856	7,907	366,763
Goodwill acquired/acquisition adjustment	81,634	—	81,634
Foreign currency translation	4,582	249	4,831

Balance at December 31, 2007	$445,072	$8,156	$453,228

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

Intangible Assets
Acquired intangible assets subject to amortization at December 31 are as follows (in thousands):

	2007		2006
	Gross		Gross
	carrying	Accumulated	Carrying	Accumulated
	amount	amortization	amount	amortization	Estimated Life
Trademark	$2,031	$(410)	$2,000	$(231)	2 – 15 years
Unpatented technology/patent	7,424	(1,414)	5,090	(774)	5 – 20 years
Customer relationships	52,017	(5,822)	26,353	(2,456)	5 – 15 years
Non-competition agreements	4,333	(1,990)	3,540	(1,367)	5 – 10 years

	$65,805	$(9,636)	$36,983	$(4,828)

Acquired intangible assets with indefinite useful lives not subject to amortization consist of trade names and a trademark valued at $40,702,000 and $30,211,000 at December 31, 2007 and 2006, respectively.
Acquired intangible asset amortization expense for the years ended December 31, 2007, 2006 and 2005 aggregated approximately $4,534,000, $2,766,000 and $1,175,000, respectively.
Amortization expense related to acquire intangible assets subject to amortization at December 31, 2007 for the next five years is estimated as follows (in thousands):

Year Ended December 31,
2008	$5,754
2009	$5,661
2010	$5,592
2011	$5,420
2012	$5,288
6. Inventories
Inventories at December 31 consist of the following:

(in thousands)	2007	2006
Raw material	$81,220	$88,467
Work-in-process	33,343	41,132
Finished goods	98,346	90,520

Total inventory	$212,909	$220,119

7. Property, Plant and Equipment
Components of property, plant and equipment at December 31 consisted of the following:

(in thousands)	2007	2006
Land and land improvements	$20,781	$11,126
Building and improvements	100,248	73,001
Machinery and equipment	293,713	273,362
Construction in progress	7,388	11,190

	422,130	368,679
Less accumulated depreciation and amortization	148,847	135,430

Property, plant and equipment, net	$273,283	$233,249

8. Investments in Partnerships
The Company has a 31% partnership interest in a steel pickling joint venture with Samuel Manu-Tech, Inc. The partnership provides a steel cleaning process called “pickling” to steel mills and steel processors. The investment is included in the Company’s Processed Metal Products segment and is accounted for using the equity method of accounting. The Company’s investment in the partnership was approximately $2,644,000 and $2,440,000 at December 31, 2007 and 2006, respectively.
In December 2003, the Company entered into a joint venture with Duferco Farrell Corporation, in which the Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC. The joint venture was formed for the purpose of manufacturing and distributing cold-rolled strip steel products. The investment was accounted for using the equity method of accounting. In December 2006, the Company determined its investment in the joint venture was other than temporarily impaired and wrote off its proportional share in the net assets of the joint venture, which was approximately $1,555,000.

The determination that the investment was other than temporarily impaired also resulted in the write-off of approximately $11,320,000 of goodwill as discussed in Note 5.
9. Debt
Long-term debt at December 31 consists of the following:

(in thousands)	2007	2006
Revolving credit facility	$157,916	$74,589
Term loan	121,550	123,850
8% Senior Subordinated Notes due December 1, 2015 with interest payable in semiannual installments at 8.25% effective rate, recorded net of unamortized discount of $2,922 and $3,175 at December 31, 2007 and 2006, respectively	201,078	200,825
Other debt	8,065	1,289

	488,609	400,553
Less current maturities	2,955	2,336

Total long-term debt	$485,654	$398,217

The Company’s second amended and restated credit agreement dated August 31, 2007 provides a revolving credit facility and a term loan. The revolving credit facility of $375,000,000 and term loan of $122,700,000 are collateralized by the Company’s accounts receivable, inventories, and personal property and equipment. The revolving credit facility is committed through and the term loan is due December 8, 2012.
The revolving credit facility carries a facility fee of between 15 and 35 basis points which is payable quarterly. This facility has various interest rate options, which are no greater than the bank’s prime rate (7.25% at December 31, 2007). At December 31, 2007, the Company had $156,000,000 outstanding at LIBOR plus a margin equal to 6.61% and additional borrowings of $1,916,000 outstanding at 5.9%. At December 31, 2006, the Company had $65,000,000 outstanding with interest at LIBOR plus a margin equal to 6.35% and additional borrowings of $9,589,000 outstanding at 6.29%. $16,412,000 of standby letters of credit have been issued under the revolving credit agreement to third parties on behalf of the Company at December 31, 2007. These letters of credit reduce the amount otherwise available. $200,672,000 was available under the revolving credit facility at December 31, 2007. Under the terms of this agreement, we are required to repay approximately $31,000,000 on the term note before March 30, 2008.
The term loan carries interest at various rates, including a base rate which is the greater of the bank’s prime rate (7.25% at December 31, 2007) or the federal funds rate plus 50 basis points, or LIBOR plus 175 basis points. During 2007 and 2006, the Company had interest rate swap agreements (to manage interest costs and exposure to changing interest rates) outstanding, one of which expired in 2007 and another that expires in 2010 and effectively converted $115,000,000 of floating rate debt to fixed rates ranging from 6.70% to 6.78%. At December 31, 2007, the remaining interest rate swap agreement effectively converted $57,500,000 of floating rate debt to a fixed rate of 6.78%. Additional borrowings under the term loan of $64,050,000 had an interest rate of LIBOR plus a fixed rate of 6.62% at December 31, 2007. At December 31, 2006, $115,000,000 was outstanding as noted above, with additional borrowings under the term loan of $8,850,000 with an interest rate of LIBOR plus a fixed rate of 7.13%. The weighted average interest rate of these borrowings was 6.73% and 6.77% at December 31, 2007 and 2006, respectively.
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
The aggregate maturities of long-term debt for the next five years and thereafter are as follows: 2008-$2,955,000; 2009-$2,942,000; 2010-$2,800,000; 2011-$2,704,000; 2012-$271,730,000; and $205,478,000, thereafter.
The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements.
Total cash paid for interest in the years ended December 31, 2007, 2006 and 2005 was $35,244,000, $30,333,000 and $26,190,000, respectively.
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

(in thousands)	2007	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,439	$2,253	$2,154
Service cost	165	160	176
Interest cost	139	123	123
Actuarial (gain) loss	(64)	(52)	(155)
Benefits paid	(70)	(45)	(45)

Projected benefit obligation at end of year	2,609	2,439	2,253
Fair value of plan assets	—	—	—

Funded status:	(2,609)	(2,439)	(2,253)
Unrecognized (gain) loss	(65)	(3)	51

Net amount recognized	$(2,674)	$(2,442)	$(2,202)

Amounts recognized in the consolidated financial statements consist of:
Accrued pension liability	$(2,609)	$(2,439)	$(2,253)
Accumulated other comprehensive (income) loss-additional minimum pension liability (pre-tax)	(65)	(3)	51

Net amount recognized	$(2,674)	$(2,442)	$(2,202)

The plan’s accumulated benefit obligation was $2,609,000, $2,439,000 and $2,253,000 at December 31, 2007, 2006 and 2005, respectively.
The measurement date used to determine pension benefit measures is December 31.

Components of net periodic pension cost for the years ended December 31 are as follows:

(in thousands)	2007	2006	2005
Service cost	$165	$160	$176
Interest cost	139	123	123

Net periodic pension cost	$304	$283	$299

Weighted average assumptions:
Discount rate	6.25%	5.75%	5.50%
Employer contributions to the plan for 2008 are expected to be $53,000. Expected benefit payments from the Plan are as follows (in thousands):

Year Ended December 31,
2008	$53
2009	$128
2010	$205
2011	$296
2012	$425
Years 2013 - 2017	$2,111
Certain subsidiaries participate in the Company’s 401(k) Plan. In addition, certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.
Total expense for all retirement plans was $4,162,000, $3,411,000 and $2,606,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
11. Other Postretirement Benefits
Certain subsidiaries of the Company provide health and life insurance to substantially all of their employees and to a number of retirees and their spouses.
The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31:

(in thousands)	2007	2006	2005
Benefit obligation at beginning of year	$4,558	$4,277	$4,046
Service cost	72	115	104
Interest cost	246	232	223
Curtailments	(318)	—	—
Actuarial (gain) / loss	(222)	103	67
Benefits paid	(164)	(176)	(163)
Medicare Part D subsidy	—	7	—

Benefit obligation at end of year	4,172	4,558	4,277

Fair value of plan assets	—	—	—

Under funded status	(4,172)	(4,558)	(4,277)
Unrecognized prior service costs	(70)	(100)	(121)
Unrecognized loss	1,035	1,657	1,677

Accumulated postretirement benefit obligation	$(3,207)	$(3,001)	$(2,721)

Amounts recognized in the consolidated financial statements consist of:

(in thousands)	2007	2006	2005
Accrued post retirement benefit liability	$(4,172)	$(4,558)	$(2,721)
Accumulated other comprehensive loss-additional post retirement benefit cost (pre-tax)	965	1,557	—

Net amount recognized	$(3,207)	$(3,001)	$(2,721)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 are as follows:

(in thousands)	2007	2006	2005
Service cost	$72	$115	$104
Interest cost	246	232	223
Amortization of unrecognized prior service cost	(20)	(21)	(21)
Curtailment cost	(10)	—	—
Loss amortization	83	123	110

Net periodic post retirement benefit cost	$371	$449	$416

Weighted average assumptions:
Discount rate	6.25%	5.75%	5.50%
For measurement purposes, a 9%, 7% and 11% annual rate of increase in the per capita cost of medical costs before age 65, medical costs after age 65 and drug costs, respectively, were assumed for 2007, gradually decreasing to 5.0% in 2015. The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated postretirement benefit obligation at December 31, 2007, by approximately $635,000 and $553,000, respectively, and increase or decrease the annual service and interest costs by approximately $54,000 and $46,000, respectively.
The measurement date used to determine postretirement benefit obligation measures is December 31.
Expected benefit payments from the plan are as follows (in thousands):

Year Ended December 31,
2008	$189
2009	$190
2010	$218
2011	$246
2012	$247
Years 2013 - 2017	$1,374
The Company adopted SFAS 158 effective December 31, 2006. Adoption of this standard resulted in a $1,557,000 increase in other non-current liabilities, a $969,000 decrease in equity and a $587,000 increase in deferred tax assets as we recognized additional post retirement benefit costs.

12. Income Taxes
The components of income (loss) before income tax expense (benefit) from continuing operations consisted of the following:

(in thousands)	2007	2006	2005
Domestic	$40,460	$74,664	$64,446
Foreign	10,156	5,767	1,357

Total	$50,616	$80,431	$65,803

The provision for income taxes for the years ending December 31 consisted of the following:

(in thousands)	2007	2006	2005
Income tax expense (benefit) from continuing operations
Current:
U.S. federal	$7,163	$26,891	$23,373
State	1,762	4,545	4,076
Foreign	3,057	1,765	504

Total current	11,982	33,201	27,953

Deferred:
U.S. federal	7,117	(3,035)	(2,518)
State	1,100	189	(225)
Foreign	(687)	(98)	5

Total deferred	7,530	(2,944)	(2,738)

Total	$19,512	$30,257	$25,215

     Income tax (benefit) expense from discontinued operations:

(in thousands)	2007	2006	2005
Current:
U.S. federal	$(2,944)	$21,525	$2,532
State	(162)	3,808	(83)
Foreign	797	2,358	30

Total current	(2,309)	27,691	2,479

Deferred:
U.S. federal	(2,160)	(20,947)	(98)
State	(87)	(2,867)	366
Foreign	—	(2,195)	(889)

Total deferred	(2,247)	(26,009)	(621)

Total	$(4,556)	$1,682	$1,858

     The provision for income taxes from continuing operations differs from the federal statutory rate of 35% due to the following:

(in thousands)	2007	2006	2005
Statutory rate	$17,716	$28,151	$23,031
State income taxes, less federal effect	1,860	3,077	2,503
Foreign rate differential	(515)	(148)	35
Other	451	(823)	(354)

	$19,512	$30,257	$25,215

Deferred tax liabilities (assets) at December 31 consist of the following:

(in thousands)	2007	2006
Depreciation	$39,371	$42,618
Goodwill	26,345	17,070
Intangible assets	20,998	19,913
Other	53	1,527

Gross deferred tax liabilities	86,767	81,128

Equity compensation	(4,929)	(3,959)
Other	(11,329)	(12,072)

Gross deferred tax assets	(16,258)	(16,031)

Net deferred tax liabilities	$70,509	$65,097

Net current deferred tax assets of $7,562,000 and $5,884,000 are included in other current assets in the consolidated balance sheet at December 31, 2007 and 2006, respectively.
Cash paid for income taxes, net of tax refunds, in the years ended December 31, 2007, 2006 and 2005 was $10,011,000, $63,621,000 and $31,941,000, respectively.
Provision has not been made for U.S. taxes on $19,255,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.
The Company has a subsidiary in China that will be eligible for a tax holiday for five years beginning with the first year the taxable income exceeds the net operating loss carry-forwards. During 2006, taxable income exceeded the net operating loss carry-forwards and the tax holiday began.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007 - adoption of FIN48	$750
Additions for tax positions of the current year	503
Additions for tax positions of prior years	781
Reductions for tax positions of prior years for:
Changes in judgment	(83)
Settlements during the period	(26)
Lapses of applicable statute of limitation	(31)

Balance at December 31, 2007	$1,894

The company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. The Internal Revenue Service is in the process of examining the Company’s income tax return for 2005. The U.S. federal statute of limitations remains open for the 2004 tax year and beyond. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from 4 to 6 years. Currently, we do not have any returns under examinations in our US state jurisdictions.
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

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $508,000.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2007, we recognized interest (net of federal benefit) and penalties of $142,000.
13. Net Income per Share
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the equity compensation plans described in Note 3. The weighted average number of shares and conversions utilized in the calculation of diluted earnings per share does not include antidiluative shares aggregating 465,365 and 233,585 at December 31, 2007 and 2006, respectively. There were no antidiluative shares at December 31, 2005. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.
The following table sets forth the computation of basic and diluted earnings per share as of December 31:

	2007	2006	2005
Numerator:
Income from continuing operations	$31,104	$50,174	$40,588
(Loss) income from discontinued operations	(17,880)	7,095	2,884

Income available to common stockholders	$13,224	$57,269	$43,472

Denominator:
Denominator for basic income per share:
Weighted average shares outstanding	29,866,712	29,711,902	29,608,418

Denominator for diluted income per share:
Weighted average shares outstanding	29,866,712	29,711,902	29,608,418
Potentially dilutive securities	249,547	293,619	201,724

Weighted average shares and conversions	30,116,259	30,005,521	29,810,142

14. Segment Information
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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	2007	2006	2005
Net sales
Building products	$929,022	$862,287	$604,698
Processed metal products	382,796	371,289	367,817

	1,311,818	$1,233,576	$972,515

Income from operations
Building products	$91,589	$127,701	$81,565
Processed metal products	21,757	25,587	28,586
Corporate	(32,058)	(33,915)	(27,760)

	$81,288	$119,373	$82,391

Depreciation and amortization
Building products	$23,364	$16,806	$10,719
Processed metal products	6,875	6,925	6,690
Corporate	2,818	2,975	2,245

	$33,057	$26,706	$19,654

Total assets
Building products	$1,001,541	$820,728	$722,057
Processed metal products	219,014	233,296	198,993
Corporate	60,853	98,844	283,962

	$1,281,408	$1,152,868	$1,205,012

Capital expenditures
Building products	$12,560	$16,958	$10,032
Processed metal products	4,997	2,497	4,713
Corporate	1,195	2,247	2,585

	$18,752	$21,702	$17,330

Total assets of discontinued operations have been included in Corporate assets for all periods.
Net sales by region or origin and long-lived assets by region of domicile are as follows:

(in thousands)	2007	2006	2005
Net sales
North America	$1,228,478	$1,216,487	$970,582
Europe	74,818	10,354	—
Asia	8,522	6,735	1,933

	1,311,818	$1,233,576	$972,515

Long-lived assets
North America	$786,369	$642,417	$638,038
Europe	45,849	45,000	—
Asia	7,555	7,231	7,368

	$839,773	$694,648	$645,406

15. Accrued Expenses
Accrued expenses at December 31 consist of the following:

	2007	2006
Compensation	$13,376	$14,732
Insurance	8,375	11,122
Customer rebates	6,090	8,024
Other	13,221	16,401

	$41,062	$50,279

16. Commitments and Contingencies
The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2007, 2006 and 2005 aggregated $14,961,000, $13,085,000 and $8,933,000, respectively. Future minimum lease payments under these noncancelable operating leases at December 31, 2007 are as follows: 2008-$12,875,000; 2009-$10,306,000; 2010-$8,258,000; 2011-$6,901,000; 2012-$5,046,000; and $9,058,000 thereafter.
The Company entered into certain operating lease agreements, related to acquired operating locations and facilities, with the former owners of Construction Metals. These operating leases are considered to be related party in nature. Rental expense associated with these related party operating leases aggregated approximately $1,442,000 and $1,353,000 in 2007 and 2006, respectively.
The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operations.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. During 2007 and 2006, we incurred $2,217,000 and $1,869,000 for legal services from these firms, respectively. Of the amount incurred, $1,565,000 and $1,567,000 was expensed, and $652,000 and $302,000 was capitalized as acquisition costs and deferred debt issuance costs in 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company had $185,000 and $171,000, respectively, recorded in accounts payable for these law firms.
The Company offers various product warranties to its customers concerning the quality of its products and services. Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a related warranty accrual at December 31, 2007 and 2006 is not required.

17. Accumulated Other Comprehensive Income (Loss)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows (in thousands):

			Unamortized	Unrealized
	Foreign	Minimum	post	gain	Accumulated
	currency	pension	retirement	(loss) on	other
	translation	liability	health care	interest rate	comprehensive
	adjustment	adjustment	costs	swaps	income
Balance at January 1, 2007	$1,977	$3	$(969)	$54	$1,065
Current period change	10,633	39	365	(1,265)	9,772

Balance at December 31, 2007	$12,610	$42	$(604)	$(1,211)	$10,837

18. Supplemental Financial Information
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

Gibraltar Industries, Inc.
Consolidating Balance Sheets
December 31, 2007
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$11,090	$24,197	$—	$35,287
Accounts receivable, net	—	146,379	21,216	—	167,595
Intercompany balances	210,891	(191,268)	(19,623)	—	—
Inventories	—	199,516	13,393	—	212,909
Other current assets	—	19,524	838	—	20,362
Assets of discontinued operations	—	4,592	—	—	4,592

Total current assets	210,891	189,833	40,021	—	440,745

Property, plant and equipment, net	—	251,233	22,050	—	273,283
Goodwill	—	405,869	47,359	—	453,228
Acquired intangibles	—	83,762	13,109	—	96,871
Investments in partnerships	—	2,644	—	—	2,644
Other assets	5,781	8,621	235	—	14,637
Investment in subsidiaries	553,526	98,883	—	(652,409)	—

	$770,198	$1,040,845	$122,774	$(652,409)	$1,281,408

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$76,698	$12,853	$—	$89,551
Accrued expenses	1,360	35,797	3,905	—	41,062
Current maturities of long-term debt	—	2,955	—	—	2,955
Liabilities of discontinued operations	—	657	—	—	657

Total current liabilities	1,360	116,107	16,758	—	134,225

Long-term debt	201,078	283,512	1,064	—	485,654
Deferred income taxes	—	72,463	5,608	—	78,071
Other non-current liabilities	—	15,237	461	—	15,698
Shareholders’ equity	567,760	553,526	98,883	(652,409)	567,760

	$770,198	$1,040,845	$122,774	$(652,409)	$1,281,408

Gibraltar Industries, Inc.
Consolidating Balance Sheets
December 31, 2006
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$4,982	$8,493	$—	$13,475
Accounts receivable, net	—	146,859	16,872	—	163,731
Intercompany balances	335,496	(313,514)	(21,982)	—	—
Inventories	—	208,164	11,955	—	220,119
Other current assets	—	17,289	810	—	18,099
Assets of discontinued operations	—	40,356	—	—	40,356

Total current assets	335,496	104,136	16,148	—	455,780

Property, plant and equipment, net	—	213,646	19,603	—	233,249
Goodwill	—	338,050	28,713	—	366,763
Acquired intangibles	—	49,200	13,166	—	62,366
Investments in partnerships	—	2,440	—	—	2,440
Other assets	6,492	6,985	830	—	14,307
Investment in subsidiaries	410,578	56,823	—	(467,401)	—
Assets of discontinued operations	—	17,963	—	—	17,963

	$752,566	$789,243	$78,460	$(467,401)	$1,152,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$58,469	$10,571	$—	$69,040
Accrued expenses	1,513	45,290	3,476	—	50,279
Current maturities of long-term debt	—	2,336	—	—	2,336
Liabilities of discontinued operations	—	2,760	—	—	2,760

Total current liabilities	1,513	108,855	14,047	—	124,415
Long-term debt	200,825	196,152	1,240	—	398,217
Deferred income taxes	—	64,935	6,046	—	70,981
Other non-current liabilities	—	8,723	304	—	9,027
Shareholders’ equity	550,228	410,578	56,823	(467,401)	550,228

	$752,566	$789,243	$78,460	$(467,401)	$1,152,868

Gibraltar Industries, Inc.
Consolidating Statements of Income
December 31, 2007
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,186,184	$137,937	$(12,303)	$1,311,818
Cost of sales	—	981,966	112,760	(12,303)	1,082,423

Gross profit	—	204,218	25,177	—	229,395
Selling, general and administrative expense	332	134,508	13,267	—	148,107

(Loss) income from operations	(332)	69,710	11,910	—	81,288

Other expense (income):

Interest expense	16,421	13,497	1,969	—	31,887
Equity in partnerships’ loss, impairment and other income	—	(1,202)	(13)	—	(1,215)

Total other expense	16,421	12,295	1,956	—	30,672

(Loss) income before taxes	(16,753)	57,415	9,954	—	50,616
Provision for income taxes	(6,241)	23,384	2,369	—	19,512

Income (loss) from continuing operations	(10,512)	34,031	7,585	—	31,104

Discontinued operations:
Income (loss) from discontinued operations before taxes	—	(22,436)	—	—	(22,436)
Income tax expense (benefit)	—	(4,556)	—	—	(4,556)

Income (loss) from discontinued operations	—	(17,880)	—	—	(17,880)
Equity in earnings from subsidiaries	23,736	7,585	—	(31,321)	—

Net income (loss)	$13,224	$23,736	$7,585	$(31,321)	$13,224

Gibraltar Industries, Inc.
Consolidating Statements of Income
December 31, 2006
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,173,491	$61,693	$(1,608)	$1,233,576
Cost of sales	—	928,010	50,433	(1,608)	976,835

Gross profit	—	245,481	11,260	—	256,741
Selling, general and administrative expense	518	131,686	5,164	—	137,368

(Loss) income from operations	(518)	113,795	6,096	—	119,373

Other expense (income):

Interest expense	16,796	9,029	72	—	25,897
Equity in partnerships’ loss, impairment and other income	—	13,045	—	—	13,045

Total other expense	16,796	22,074	72	—	38,942

(Loss) income before taxes	(17,314)	91,721	6,024	—	80,431

Provision for income taxes	(6,753)	35,242	1,768	—	30,257

Income (loss) from continuing operations	(10,561)	56,479	4,256	—	50,174

Discontinued operations:
Income (loss) from discontinued operations before taxes	—	8,898	(121)	—	8,777

Income tax expense (benefit)	—	1,729	(47)	—	1,682

Income (loss) from discontinued operations	—	7,169	(74)	—	7,095
Equity in earnings from subsidiaries	67,830	4,182	—	(72,012)	—

Net income (loss)	$57,269	$67,830	$4,182	$(72,012)	$57,269

Gibraltar Industries, Inc.
Consolidating Statements of Income
December 31, 2005
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$953,021	$21,225	$(1,731)	$972,515

Cost of sales	—	768,608	17,330	(1,731)	784,207

Gross profit	—	184,413	3,895	—	188,308
Selling, general and administrative expense	71	103,932	1,914	—	105,917

(Loss) income from operations	(71)	80,481	1,981	—	82,391

Other expense (income):

Interest expense	1,051	15,447	356	—	16,854
Equity in partnerships’ loss, impairment and other income	—	(266)	—	—	(266)

Total other expense	1,051	15,181	356	—	16,588

(Loss) income before taxes	(1,122)	65,300	1,625	—	65,803

Provision for income taxes	(438)	25,045	608	—	25,215

(Loss) income from continuing operations	(684)	40,255	1,017	—	40,588

Discontinued operations:
Income (loss) from discontinued operations before taxes	—	6,723	(1,981)	—	4,742

Income tax expense (benefit)	—	2,630	(772)	—	1,858

Income (loss) from discontinued operations	—	4,093	(1,209)	—	2,884
Equity in earnings from subsidiaries	44,156	(192)	—	(43,964)	—

Net income (loss)	$43,472	$44,156	$(192)	$(43,964)	$43,472

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
December 31, 2007
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operations	$(6,815)	$127,541	$15,784	$—	$136,510
Net cash provided by discontinued operations	—	22,303	—	—	22,303

Net cash (used in) provided by operating activities	(6,815)	149,844	15,784	—	158,813

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(185,416)	(21,192)	—	(206,608)
Net proceeds from sale of business	—	11,859	—	—	11,859
Purchases of property, plant and equipment	—	(16,957)	(1,795)	—	(18,752)
Net proceeds from sale of property and equipment	—	3,412	245	—	3,657

Net cash provided by (used in) investing activities from continuing operations	—	(187,102)	(22,742)	—	(209,844)
Net cash used in investing activities for discontinued operations	—	(69)	—	—	(69)

Net cash provided by (used in) investing activities	—	(187,171)	(22,742)	—	(209,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	—	(119,252)	(306)	—	(119,558)
Proceeds from long-term debt	—	200,074	—	—	200,074
Intercompany financing	13,042	(36,010)	22,968	—	—
Payment of deferred financing costs	—	(1,498)	—	—	(1,498)
Tax benefit from stock compensation	—	121	—	—	121
Purchase of treasury stock	(393)	—	—	—	(393)
Net proceeds from issuance of common stock	137	—	—	—	137
Payment of dividends	(5,971)	—	—	—	(5,971)

Net cash (used in) provided by financing activities	6,815	43,435	22,662	—	72,912

Net (decrease) increase in cash and cash equivalents	—	6,108	15,704	—	21,812
Cash and cash equivalents at beginning of year	—	4,982	8,493	—	13,475

Cash and cash equivalents at end of year	$—	$11,090	$24,197	$—	$35,287

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
December 31, 2006
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operations	$(8,009)	$1,972	2,184	$—	$(3,853)
Net cash provided by discontinued operations	—	(9,411)	—	—	(9,411)

Net cash (used in) provided by operating activities	(8,009)	(7,439)	2,184	—	(13,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(58,125)	695	—	(57,430)
Net proceeds from sale of business	—	151,487	—	—	151,487
Purchases of property, plant and equipment	—	(20,898)	(804)	—	(21,702)
Net proceeds from sale of property and equipment	—	349	—	—	349

Net cash provided by (used in) investing activities from continuing operations	—	72,813	(109)	—	72,704
Net cash used in investing activities for discontinued operations	—	(3,752)	—	—	(3,752)

Net cash provided by (used in) investing activities	—	69,061	(109)	—	68,952

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	—	(114,159)	(716)	—	(114,875)
Proceeds from long-term debt	—	48,873	1,956	—	50,829
Intercompany financing	13,084	(14,492)	1,408	—	—
Payment of deferred financing costs	(647)	(121)	—	—	(768)
Tax benefit from stock compensation	355	—	—	—	355
Net proceeds from issuance of common stock	1,174	—	—	—	1,174
Payment of dividends	(5,957)	—	—	—	(5,957)

Net cash (used in) provided by financing activities from continuing operations	8,009	(79,899)	2,648	—	(69,242)
Net cash used in financing activities from discontinued operations	—	(1,500)	—	—	(1,500)

Net cash (used in) provided by financing activities	8,009	(81,399)	2,648	—	(70,742)

Net (decrease) increase in cash and cash equivalents	—	(19,777)	4,723	—	(15,054)
Cash and cash equivalents at beginning of year	—	24,759	3,770	—	28,529

Cash and cash equivalents at end of year	$—	$4,982	$8,493	$—	$13,475

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
December 31, 2005
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operations	$2,223	$111,404	$1,576	$—	$115,203
Net cash provided by discontinued operations	—	17,198	(1,402)	—	15,796

Net cash (used in) provided by operating activities	2,223	128,602	174	—	130,999

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(271,031)	—	—	(271,031)
Net proceeds from sale of business	—	42,594	—	—	42,594
Purchases of property, plant and equipment	—	(16,257)	(1,073)	—	(17,330)
Net proceeds from sale of property and equipment	—	236	263	—	499

Net cash provided by (used in) investing activities from continuing operations	—	(244,458)	(810)	—	(245,268)
Net cash used in investing activities for discontinued operations	—	(4,665)	(331)	—	(4,996)

Net cash provided by (used in) investing activities	—	(249,123)	(1,141)	—	(250,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	—	(643,298)	—	—	(643,298)
Proceeds from long-term debt	200,583	595,985	—	—	796,568
Intercompany financing	(191,097)	190,899	198	—	—
Payment of deferred financing costs	(6,585)	(4,259)	—	—	(10,844)
Net proceeds from issuance of common stock	817	—	—	—	817
Payment of dividends	(5,941)	—	—	—	(5,941)

Net cash (used in) provided by financing activities from continuing operations	(2,223)	139,327	198	—	137,302
Net cash used in financing activities from discontinued operations	—	(400)	—	—	(400)

Net cash (used in) provided by financing activities	(2,223)	138,927	198	—	136,902

Net (decrease) increase in cash and cash equivalents	—	18,406	(769)	—	17,637
Cash and cash equivalents at beginning of year	—	6,353	4,539	—	10,892

Cash and cash equivalents at end of year	$—	$24,759	$3,770	$—	$28,529

Gibraltar Industries, Inc.
Quarterly Unaudited Financial Data
(in thousands, except per share data)

2007 Quarter ended	March 31	June 30	Sept. 30	Dec. 31 (1)	Total
Net sales	$304,338	$356,208	$342,570	308,702	1,311,818
Gross profit	51,751	66,052	63,774	47,818	229,395
Income from operations	17,415	28,768	25,365	9,740	81,288
Income (loss) from continuing operations	7,039	13,030	11,367	(332)	31,104
Loss from discontinued operations	(871)	(1,104)	(14,911)	(994)	(17,880)
Net income (loss)	6,168	11,926	(3,544)	(1,326)	13,224

Income (loss) per share from continuing operations:
Basic	$.24	$.44	$.38	$(.01)	$1.04
Diluted	$.23	$.43	$.38	$(.01)	$1.03

Loss per share from discontinued operations:
Basic	$(.03)	$(.04)	$(.50)	$(.03)	$(.60)
Diluted	$(.03)	$(.04)	$(.50)	$(.03)	$(.59)

2006 Quarter ended	March 31	June 30	Sept. 30	Dec. 31 (1)	Total
Net sales	304,803	332,726	318,442	277,605	1,233,576
Gross profit	62,284	75,774	68,218	50,465	256,741
Income from operations	25,563	37,915	35,599	20,296	119,373
Income from continuing operations	12,027	19,742	18,230	175	50,174
Income (loss) from discontinued operations	2,370	3,571	(234)	1,388	7,095
Net income	14,397	23,313	17,996	1,563	57,269

Income per share from continuing operations:
Basic	$.41	$.66	$.61	$.01	$1.69
Diluted	$.40	$.66	$.61	$.01	$1.67

Income (loss) per share from discontinued operations:
Basic	$.08	$.12	$(.01)	$.04	$.24
Diluted	$.08	$.12	$(.01)	$.04	$.24

(1)	Net sales increased $31.1 million, or 11.2%, to $308.7 million in the fourth quarter of 2007, from $277.6 million in the fourth quarter of 2006. The increase is the result of net sales of $45.5 million due to the acquisitions of Florence, Noll and Dramex during 2007, and the results of EMC (acquired in November 2006) for a full quarter. Excluding the effect of the acquisitions, net sales decreased $14.4 million, or 5.2%, a result of the continuing slowdown in the new build housing market. During the fourth quarter of 2006, the Company aligned its vacation policy at its subsidiaries, and recorded a benefit in income from operations due to this alignment of approximately $3.7 million and recognized an impairment of approximately $12.9 million in its investment in a joint venture.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Gibraltar’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Gibraltar’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Gibraltar conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on Gibraltar’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
The Company completed three acquisitions during 2007 that were excluded from the Company’s Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2007. On March 9, 2007, the Company acquired Dramex Corporation, on April 10, 2007, the Company acquired certain assets and liabilities of Noll and its affiliates, and on August 31, 2007, the Company acquired Florence Corporation, whose results are included in the Company’s consolidated financial statements and constituted $221.2 million and $197.5 million of total and net assets, respectively, as of December 31, 2007 and $87.3 million and $1.1 million of revenue and net income, respectively, for the year then ended.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.
Gibraltar Industries. Inc.
Buffalo, New York
February 26, 2008
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Gibraltar Industries, Inc.
We have audited Gibraltar Industries Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gibraltar Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dramex Corporation acquired on March 9, 2007, Noll Manufacturing Company, NorWesCo and M&N Plastics, all acquired on April 10, 2007, and Florence Corporation acquired on August 31, 2007, which are included in the 2007 consolidated financial statements of Gibraltar Industries, Inc. and constituted (in 000’s) $221,238 and $197,520 of total and net assets, respectively, as of December 31, 2007 and $87,339 and $1,098 of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Gibraltar Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Dramex Corporation acquired on March 9, 2007, Noll Manufacturing Company, NorWesCo and M&N Plastics, all acquired on April 10, 2007, and Florence Corporation acquired on August 31, 2007.
In our opinion, Gibraltar Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of Gibraltar Industries, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Buffalo, New York
February 26, 2008

PART III
Item 10. Directors and Executive Officers of the Registrant
Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2007 fiscal year.
The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chairman of the Board, President, Chief Financial Officer and other senior financial officers and executives of the Company. A complete text of this Code of Ethics is available in the corporate governance section of our website at www.gibraltar1.com.
Item 11. Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2007 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2007 fiscal year.
Item 13. Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2007 fiscal year.
Item 14. Principal Accountant’s Fees and Services
Information regarding principal accountant’s fees and services is incorporated herein by reference to the information included in the Company’s definitive proxy statement which will be filed with the Commission within 120 days after the end of the Company’s 2007 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules	Page Number
(a) (1) Financial Statements:
Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of December 31, 2007 and 2006	36
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	37
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	38
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005	39
Notes to Consolidated Financial Statements	40
(2) Supplementary Data
Quarterly Unaudited Financial Data	77
Financial Statement Schedules
Schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits
The index of exhibits to this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 84.
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

/s/ Brian J. Lipke Brian J. Lipke	Chief Executive Officer and Chairman of the Board (principal executive officer)	February 26, 2008
/s/ Henning Kornbrekke Henning Kornbrekke	President and Chief Operating Officer	February 26, 2008
/s/ David W. Kay David W. Kay	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 26, 2008
/s/ Gerald S. Lippes Gerald S. Lippes	Director	February 26, 2008
/s/ Arthur A. Russ, Jr. Arthur A. Russ, Jr.	Director	February 26, 2008
/s/ David N. Campbell David N. Campbell	Director	February 26, 2008
/s/ William P. Montague William P. Montague	Director	February 26, 2008
/s/ William J. Colombo William J. Colombo	Director	February 26, 2008
/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	Director	February 26, 2008

Exhibit Index

Exhibit		Sequentially
Number	Exhibit	Numbered Page
3.1	Certificate of Incorporation of registrant (incorporated by reference to the same exhibit number to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908)

3.2	Amended and Restated By-Laws of the Registrant effective August 11, 1998 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908)

4.1	Specimen Common Share Certificate (incorporated by reference number to the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

4.2	Indenture dated as of December 8, 2005, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).

10.1	Partnership Agreement of Samuel Pickling Management Company dated June 1, 1988 between Cleveland Pickling, Inc. and Samuel Manu-Tech, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.2	Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co. and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.3	Lease dated September 1, 1990 between Erie County Industrial Development Agency and Integrated Technologies International, Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.4	Lease dated June 4, 1993 between Buffalo Crushed Stone, Inc. and Gibraltar Steel Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.5*	Amended and Restated Employment Agreement dated as of August 21, 2007 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2007)

10.6*	Employment Agreement dated as of August 21, 2007 between the Registrant and Henning Kornbrekke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2007)

10.7*	Gibraltar Industries, Inc. Incentive Stock Option Plan, Fifth Amendment and Restatement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as amended by First Amendment to the Fifth Amendment and Restatement of the Gibraltar Steel Corporation Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2007)

10.8*	Gibraltar Industries, Inc. Restricted Stock Plan, Second Amendment and Restatement as amended by the First Amendment to the Second Amendment and Restatement of the Gibraltar Industries Restricted Stock Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 25, 2006)

10.9*	Gibraltar Industries, Inc. Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-03979))

Exhibit		Sequentially
Number	Exhibit	Numbered Page
10.10	First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11*	Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12*	The 2003 Gibraltar Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (333-110313)) as amended by First Amendment to 2003 Gibraltar Industries Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 25, 2006)

10.13	Subordinated promissory note between Gibraltar Steel Corporation and CertainTeed Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.14*	Change in Control Agreement between the Company and Brian J. Lipke (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2005)

10.15*	Change in Control Agreement between the Company and Henning Kornbrekke (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed April 13, 2005).

10.16*	Amendment and Restatement of Change in Control Agreement between the Company and David W. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2006)

10.17*	Amended and Restated Gibraltar Industries, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21,2006)

10.18*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Units (Long Term Incentive) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.19*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Non-Qualified Option (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.20*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.21	Term Loan Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, KeyBank National Association and the lenders named therein, dated as of October 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 7, 2005)

10.22	Second Amended and Restated Credit Agreement, dated as of August 31, 2007, among the Company, Gibraltar Steel Corporation of New York, as co-borrower, the lenders parties thereto, KeyBank National Association, as administrative agent, JPMorgan Chase Bank, N.A., as co-syndication agent, BMO Capital Markets Financing, Inc., as co-syndication agent, HSBC Bank USA, National Association, as co-documentation agent, and Manufacturers and Traders Trust Company, as co-documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2007)

10.23	Registration Rights Agreement, dated as of December 8, 2005, among the Company, the Guarantors and J.P. Morgan Securities Inc., McDonald Investments Inc. and Harris Nesbitt Corp., as initial purchasers of the Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2005)

Exhibit		Sequentially
Number	Exhibit	Numbered Page
10.24	Asset Purchase Agreement by and among Gibraltar Industries, Inc., the subsidiaries named therein and BlueWater Thermal Processing, LLC dated May 31, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Document is a management contract or compensatory plan or agreement