Form 10-Q
period 2008-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2008-05-08
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
As of May 2, 2008, the number of common shares outstanding was: 29,937,340.

GIBRALTAR INDUSTRIES, INC.
INDEX

		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Income For the Three Months ended March 31, 2008 and 2007	4

	Consolidated Statements of Cash Flows For the Three Months ended March 31, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	29-31
EX-10.1
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$35,107	$35,287
Accounts receivable, net of reserve of $3,263 and $3,482 in 2008 and 2007, respectively	192,943	167,595
Inventories	203,843	212,909
Other current assets	19,427	20,362
Assets of discontinued operations	1,804	4,592

Total current assets	453,124	440,745

Property, plant and equipment, net	271,441	273,283
Goodwill	450,190	453,228
Acquired intangibles	99,871	96,871
Investments in partnerships	2,714	2,644
Other assets	14,505	14,637

	$1,291,845	$1,281,408

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$113,251	$89,551
Accrued expenses	47,404	41,062
Current maturities of long-term debt	2,946	2,955
Liabilities of discontinued operations	12	657

Total current liabilities	163,613	134,225

Long-term debt	459,836	485,654
Deferred income taxes	78,384	78,071
Other non-current liabilities	18,539	15,698
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; issued 29,972,561 and 29,949,229 shares in 2008 and 2007	300	300
Additional paid-in capital	220,686	219,087
Retained earnings	343,134	337,929
Accumulated other comprehensive income	7,769	10,837

	571,889	568,153

Less: cost of 63,011 and 61,467 common shares held in treasury in 2008 and 2007	416	393

Total shareholders’ equity	571,473	567,760

	$1,291,845	$1,281,408

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share date)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$325,548	$304,338
Cost of sales	269,798	252,587

Gross profit	55,750	51,751
Selling, general and administrative expense	37,448	34,336

Income from operations	18,302	17,415
Other (income) expense:
Equity in partnership income and other income	(94)	(362)
Interest expense	7,790	6,841

Total other expense	7,696	6,479

Income before taxes	10,606	10,936
Provision for income taxes	3,488	3,897

Income from continuing operations	7,118	7,039
Discontinued operations:
Loss from discontinued operations before taxes	(663)	(1,370)
Income tax benefit	(245)	(499)

Loss from discontinued operations	(418)	(871)

Net income	$6,700	$6,168

Net income per share – Basic:
Income from continuing operations	$.24	$.24
Income from discontinued operations	(.02)	(.03)

Net Income	$.22	$.21

Weighted average shares outstanding – Basic	29,917	29,844

Net income per share – Diluted:
Income from continuing operations	$.24	$.23
Income from discontinued operations	(.02)	(.02)

Net Income	$.22	$.21

Weighted average shares outstanding – Diluted	30,090	30,056

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$6,700	$6,168
Loss from discontinued operations	(418)	(871)

Income from continuing operations	7,118	7,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,267	7,266
Provision for deferred income taxes	(452)	(229)
Equity in partnerships (income) loss	(71)	279
Stock compensation expense	1,477	541
Other noncash adjustments	5	6
Increase (decrease) in cash resulting from changes in (net of acquisitions):
Accounts receivable	(25,476)	(22,262)
Inventories	9,121	7,066
Other current assets and other assets	637	360
Accounts payable	23,799	16,308
Accrued expenses and other non-current liabilities	5,100	(2,874)

Net cash provided by continuing operations	30,525	13,500
Net cash provided by discontinued operations	1,365	3,217

Net cash provided by operating activities	31,890	16,717

Cash flows from investing activities
Purchases of property, plant and equipment	(4,707)	(5,349)
Net proceeds from sale of property and equipment	—	445
Acquisitions, net of cash acquired	(187)	(22,492)

Net cash used in investing activities for continuing operations	(4,894)	(27,396)
Net cash provided by (used in) investing activities for discontinued operations	161	(20)

Net cash used in investing activities	(4,733)	(27,416)

Cash flows from financing activities
Long-term debt reduction	(59,367)	(885)
Proceeds from long-term debt	33,430	20,284
Payment of deferred financing costs	(4)	(8)
Payment of dividends	(1,495)	(1,492)
Tax benefit from equity compensation	122	—
Purchase of treasury stock	(23)	—

Net cash (used in) provided by financing activities	(27,337)	17,899

Net (decrease) increase in cash and cash equivalents	(180)	7,200

Cash and cash equivalents at beginning of year	35,287	13,475

Cash and cash equivalents at end of period	$35,107	$20,675

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements as of March 31, 2008 and 2007 have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at March 31, 2008 and December 31, 2007, and the results of operations and cash flows at March 31, 2008 and 2007, have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report to Shareholders for the year ended December 31, 2007, as filed on Form 10-K.
The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
The changes in shareholders’ equity and comprehensive income consist of (in thousands):

				Additional		Accumulated			Total
	Comprehensive	Common Stock		Paid-In	Retained	Other Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at January 1, 2008		29,949	$300	$219,087	$337,929	$10,837	61	$(393)	$567,760

Comprehensive income:
Net income	$6,700	—	—	—	6,700	—	—	—	6,700
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,880)
Amortization of other post retirement health care costs, net of tax of $10	16
Unrealized loss on interest rate swaps, net of tax of $615	(1,204)

Other comprehensive income	(3,068)	—	—	—	—	(3,068)	—	—	(3,068)

Total comprehensive income	$3,632

Equity based compensation expense		—	—	1,477	—	—	—	—	1,477
Cash dividends — $.05 per share		—	—	—	(1,495)	—	—	—	(1,495)
Net settlement of restricted stock units		23			—	—	2	(23)	(23)
Tax benefit from equity compensation		—	—	122	—	—	—	—	122

Balance at March 31, 2008		29,972	$300	$220,686	$343,134	$7,769	63	$(416)	$571,473

The cumulative balance of each component of accumulated other comprehensive income, net of tax, is as follows (in thousands):

		Minimum	Unamortized	Unrealized	Accumulated
	Foreign currency	pension	post retirement	gain/(loss) on	other
	translation	liability	health care	interest rate	comprehensive
	adjustment	adjustment	costs	swaps	income
Balance at January 1, 2008	$12,610	$42	$(604)	$(1,211)	$10,837

Current period change	(1,880)	—	16	(1,204)	(3,068)

Balance at March 31, 2008	$10,730	$42	$(588)	$(2,415)	$7,769

3. FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. The impact of adopting SFAS 157 was not significant.
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	(4,010)	—	(4,010)	—
Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
4. EQUITY-BASED COMPENSATION
The Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) is an incentive compensation plan that allows the Company to grant equity-based incentive compensation awards to eligible participants to provide them an additional incentive to promote the business of the Company, to increase their proprietary interest in the success of the Company and to encourage them to remain in the Company’s employ. Awards under the plan may be in the form of options, restricted shares, restricted units, performance shares, performance units and rights. The 2005 Equity Incentive Plan provides for the issuance of up to 2,250,000 shares of common stock. Of the total number of shares of common stock issuable under the plan, the aggregate number of shares that may be issued in connection with grants of restricted stock or restricted units cannot exceed 1,350,000 shares, and the aggregate number of shares which may be issued in connection with grants of incentive stock options and rights cannot exceed 900,000 shares.

Vesting terms and award life are governed by the award document.
During the three months ended March 31, 2008, the Company issued 141,351 restricted stock units with a grant date fair value of $14.90 per unit, and granted 113,300 non-qualified stock options with a weighted average grant date fair value of $3.95 per option. There were no issuances of restricted stock units or options during the three months ended March 31, 2007.
The Management Stock Purchase Plan (“MSPP”) an integral component of the 2005 Equity Incentive Plan, provides participants the ability to defer up to 50% of their annual bonus under the Management Incentive Compensation Plan. The deferral is converted to restricted stock units and credited to an account together with a match equal to the deferral amount. The account is converted to cash at the current value of the Company’s stock and payable to the participants upon a termination of their employment with the Company. The matching portion is payable only if the participant has reached their sixtieth birthday. If a participant terminates prior to age 60, the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current 10 year U. S. Treasury note. The account is then paid out in five equal annual cash installments.
The fair value of restricted stock units held in the MSPP equals the trailing 200 day closing price of our common stock as of the last day of the period. During the three months ended March 31, 2008 and 2007, 42,703 and 65,576 restricted stock units, respectively, were credited to participant accounts. At March 31, 2008, the value of the restricted stock units in the MSPP was $16.34 per share.
5. INVENTORIES
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw material	$81,581	$81,220
Work-in process	31,904	33,343
Finished goods	90,358	98,346

Total inventories	$203,843	$212,909

6. ACQUISITIONS
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

As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration through May 2009 based upon the operating results of Home Impressions. The Company paid $170,000 and $57,000 of such additional consideration during the three months ended March 31, 2008 and 2007, respectively. These payments were recorded as additional goodwill.
On March 9, 2007 the Company acquired all of the outstanding stock of Dramex Corporation (“Dramex”). Dramex has locations in Ohio, Canada and England and manufactures, markets and distributes a diverse line of expanded metal products used in the commercial and industrial sectors of the building products market. The acquisition of Dramex strengthens the Company’s position in the expanded metal market and provides additional exposure for both Dramex’s products and certain products currently manufactured by the Company. The results of Dramex (included in the Company’s Building Products segment) are included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Dramex is not considered significant to the Company’s consolidated results of operations.
The aggregate purchase consideration for the acquisition of Dramex was $22,677,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair values. The identifiable intangible assets consisted of a trademark with a value of $1,795,000 (indefinite useful life), a trademark with a value of $111,000 (5 year estimated useful life) and customer relationships with a value of $1,828,000 (10 year estimated useful life). The excess consideration over fair value was recorded as goodwill and aggregated approximately $11,514,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$5,566
Property, plant and equipment	5,175
Other long term liabilities, net	(3,313)
Identifiable intangible assets	3,735
Goodwill	11,514

$22,677

On April 10, 2007 the Company acquired certain assets and liabilities of Noll Manufacturing Company, and its affiliates (Noll) with locations in California, Oregon and Washington. The assets the Company acquired from Noll are used to manufacture, market and distribute products for the building, HVAC, and lawn and garden components of the building products market. The acquisition of Noll will serve to strengthen our manufacturing, marketing and distribution capabilities and is expected to provide manufacturing and distribution synergies with our existing businesses. The results of Noll (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Noll is not considered significant to the Company’s consolidated results of operations.
The aggregate purchase consideration was approximately $63,726,000 in cash and direct acquisition costs. The purchase price has been allocated to the assets acquired and liabilities assumed based upon respective fair values. The valuation resulted in negative goodwill of $9,491,000 which has been allocated to property, plant and equipment and intangibles on a pro rata basis. After giving effect to the allocation of the negative goodwill, the identifiable intangible assets consisted of patents with a value of $57,000 (8 year estimated useful life), customer relationships with a value of $2,679,000 (15 year estimated useful life), non-compete agreements valued at $726,000 (5 year estimated useful life) and trademarks with a value of $3,490,000 (indefinite useful life).

The allocation of the purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$22,820
Property, plant and equipment	33,954
Identifiable intangible assets	6,952

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
The preliminary aggregate purchase consideration for the acquisition of Florence was $119,460,000 in cash, including direct acquisition costs, and the assumption of a $6,496,000 capital lease. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of respective fair values. The identifiable intangible assets consisted of unpatented technology and patents with a value of $2,200,000 (10 year estimated useful life), customer contracts with a value of $15,700,000 (13 year estimated useful life), customer relationships with a value of $6,700,000 (15 year estimated useful life) and trademarks with a value of $6,700,000 (indefinite useful life). A final valuation is expected to be completed during the second quarter of 2008. The excess consideration was recorded as goodwill and approximated $67,494,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$14,383
Property, plant and equipment	12,514
Other assets	265
Identifiable intangible assets	31,300
Goodwill	67,494

$125,956

The Company and the former owners of Florence plan to make a joint election under Internal Revenue Code (IRC) Section 338(h) (10) which will allow the Company to treat the stock purchase as an asset purchase for tax purposes, and therefore, goodwill is expected to be deductible for tax purposes.

7. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the approximate carrying amount of goodwill by reportable segment for the three months ended March 31, 2008 is as follows (in thousands):

		Processed
	Building	Metal
	Products	Products
	Segment	Segment	Total
Balance as of January 1, 2008	$445,072	$8,156	$453,228
Adjustment to prior year acquisitions	(3,318)	—	(3,318)
Foreign currency translation	124	156	280

Balance as of March 31, 2008	$441,878	$8,312	$450,190

Acquired Intangible Assets
Acquired intangible assets at March 31, 2008 are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Estimated Life
Trademark / Trade name	$42,976	$—	indefinite
Trademark / Trade Name	2,138	(466)	2 to 15 years
Unpatented Technology	7,457	(1,623)	5 to 20 years
Customer Relationships	54,397	(7,221)	5 to 15 years
Non-Competition Agreements	4,374	(2,161)	5 to 10 years

Balance as of March 31, 2008	$111,342	$(11,471)

Acquired intangible asset amortization expense for the three month periods ended March 31, 2008 and 2007 aggregated approximately $1,582,000 and $941,000, respectively.
Amortization expense related to acquired intangible assets for the remainder of fiscal 2008 and the next five years thereafter is estimated as follows (in thousands):

2008	$4,621
2009	$6,111
2010	$6,041
2011	$5,864
2012	$5,728
2013	$5,301
8. DISCONTINUED OPERATIONS
As part of its continuing evaluation of its businesses during 2007, the Company determined that both its bath cabinet manufacturing and steel service center businesses no longer provided a strategic fit with its long-term growth and operational objectives. On August 1, 2007, the Company sold certain assets of its bath cabinet manufacturing business, and committed to a plan to sell the remaining assets of the business. On September 27, 2007, the Company committed to a plan to dispose of the assets of its steel service center business. We expect to complete the liquidation of the remaining assets of the steel service center business and the bath cabinet manufacturing business during 2008.

The steel service center business was previously included in the processed metal products segment and the bath cabinet manufacturing business was previously reported in the building products segment.
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the results of operations for the bath cabinet manufacturing and steel service center businesses have been classified as discontinued operations in the consolidated financial statements for all periods presented.
The Company allocates interest to its discontinued operations in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force item 87-24, Allocation of Interest to Discontinued Operations. Interest expense of $396,000 was allocated to discontinued operations during the three months ended March 31, 2007. No interest was allocated to discontinued operations during the three months ended March 31, 2008.
Components of the income from discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net sales	$—	$13,264
Expenses	663	14,616

Loss from discontinued operations before taxes	$(663)	$(1,370)

9. NET INCOME PER SHARE
Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under its equity compensation plans. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested. Income from discontinued operations per share is rounded for presentation purposes to allow net income per share to foot.
The following table sets forth the computation of basic and diluted earnings per share as of March 31:

	2008	2007
Numerator:
Income from continuing operations	$7,118,000	$7,039,000
Loss from discontinued operations	(418,000)	(871,000)

Income available to common stockholders	$6,700,000	$6,168,000

Denominator for basic income per share:
Weighted average shares outstanding	29,916,864	29,844,213

Denominator for diluted income per share:
Weighted average shares outstanding	29,916,864	29,844,213
Common stock options and restricted stock	172,901	212,088

Weighted average shares and conversions	30,089,765	30,056,301

10. RELATED PARTY TRANSACTIONS
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals, Inc. or companies controlled by these parties. These operating leases are considered to be related party in nature due to the former owner’s employment with the Company during these periods. Rental expense associated with these related party operating leases aggregated approximately $352,000 and $339,000 for the three months ended March 31, 2008 and 2007, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the three months ended March 31, 2008 and 2007, the Company incurred $306,000 and $241,000, respectively, for legal services from these firms. Of the amount incurred, $306,000 and $113,000, was expensed during the three months ended March 31, 2008 and 2007, respectively. $128,000 was capitalized as acquisition costs and deferred debt issuance costs during the three months ended March 31, 2007.
At March 31, 2008 and 2007, the Company had $35,000 and $25,000, respectively, recorded in accounts payable for these law firms.
11. BORROWINGS UNDER REVOLVING CREDIT FACILITY
The aggregate borrowing limit under the Company’s revolving credit facility is $375,000,000. At March 31, 2008, the Company had $191,401,000 of availability under the revolving credit facility.
12. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense for the three months ended March 31 (in thousands):

			Other Post
	Pension Benefits		Retirement Benefits
	2008	2007	2008	2007
Service cost	$37	$40	$18	$26
Interest cost	40	31	62	56
Amortization of unrecognized prior service cost	—	—	(5)	(5)
Loss amortization	—	—	21	28

Net periodic benefit costs	$77	$71	$96	$105

13. SEGMENT INFORMATION
The Company is organized into two reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:
(i)	Building Products, which primarily includes the processing of sheet steel, aluminum and other materials to produce a wide variety of building and construction products; and

(ii)	Processed Metal Products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel and other metals through the application of several different processes to produce high-quality, value-added coiled steel and other metal products to be further processed by customers.

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended March 31,
	2008	2007
Net sales
Building Products	$229,323	$205,138
Processed Metal Products	96,225	99,200

	$325,548	$304,338

Income (loss) from Operations
Building Products	$20,800	$18,713
Processed Metal Products	4,236	5,338
Corporate	(6,734)	(6,636)

	$18,302	$17,415

Depreciation and Amortization
Building Products	$6,747	$4,812
Processed Metal Products	1,720	1,777
Corporate	800	677

	$9,267	$7,266

Capital Expenditures
Building Products	$3,689	$3,951
Processed Metal Products	804	898
Corporate	214	500

	$4,707	$5,349

	March 31,	December 31,
	2008	2007
Total identifiable assets
Building Products	$1,038,867	$1,001,541
Processed Metal Products	217,363	219,014
Corporate	35,615	60,853

	$1,291,845	$1,281,408

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

Gibraltar Industries, Inc.
Consolidating Balance Sheets
March 31, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations		Total
Assets
Current assets:
Cash and cash equivalents	$—	$9,978	$25,129	$		$35,107
Accounts receivable	—	165,719	27,224			192,943
Intercompany balances	222,817	(191,925)	(30,892)			—
Inventories	—	190,588	13,255			203,843
Other current assets	—	18,276	1,151			19,427
Assets of discontinued operations	—	1,804	—			1,804

Total current assets	222,817	194,440	35,867			453,124

Property, plant and equipment, net	—	249,840	21,601			271,441
Goodwill	—	409,088	41,102			450,190
Investments in partnerships	—	—	—			—
Acquired intangibles	—	82,690	17,181			99,871
Other assets	5,600	8,695	210			14,505
Investment in subsidiaries	549,641	90,312	—		(637,239)	2,714

	778,058	1,035,065	115,961		(637,239)	1,291,845

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	—	99,405	13,846			113,251
Accrued expenses	5,440	36,189	5,775			47,404
Current maturities of long-term debt	—	2,946	—			2,946
Liabilities of discontinued operations	—	12	—			12

Total current liabilities	5,440	138,552	19,621			163,613

Long-term debt	201,145	257,578	1,113			459,836
Deferred income taxes	—	71,256	7,128			78,384
Other non-current liabilities	—	18,038	501			18,539
Shareholders’ equity	571,473	549,641	87,598		(637,239)	571,473

	$778,058	$1,035,065	$115,961		$(637,239)	$1,291,845

Gibraltar Industries, Inc.
Consolidating Balance Sheets
December 31, 2007
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

Gibraltar Industries, Inc.
Consolidating Statements of Income
Three Months Ended March 31, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$289,700	$39,830	$(3,982)	$325,548

Cost of sales	—	241,819	31,961	(3,982)	269,798

Gross profit	—	47,881	7,869	—	55,750

Selling, general and administrative expense	(1,377)	35,391	3,434	—	37,448

Income from operations	1,377	12,490	4,435	—	18,302

Other (income) expense
Interest expense (income)	4,147	3,778	(135)	—	7,790
Equity in partnerships’ income and other income	—	(94)	—	—	(94)

Total other expense	4,147	3,684	(135)	—	7,696

Income before taxes	(2,770)	8,806	4,570	—	10,606

Provision for income taxes	(1,048)	3,373	1,163	—	3,488

Income from continuing operations	(1,722)	5,433	3,407	—	7,118

Discontinued operations
Income discontinued operations before taxes	—	(663)	—	—	(663)
Income tax expense	—	(245)	—	—	(245)

Income from discontinued operations	—	(418)	—	—	(418)

Equity in earnings from subsidiaries	8,422	3,407	—	(11,829)	—

Net income	$6,700	$8,422	$3,407	$(11,829)	$6,700

Gibraltar Industries, Inc.
Consolidating Statements of Income
Three Months Ended March 31, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$276,604	$30,661	$(2,927)	$304,338

Cost of sales	—	230,228	25,286	(2,927)	252,587

Gross profit	—	46,376	5,375	—	51,751

Selling, general and administrative expense	179	31,593	2,564	—	34,336

Income from operations	(179)	14,783	2,811	—	17,415

Other (income) expense
Interest expense	4,203	2,668	(30)	—	6,841
Equity in partnerships’ income and other income	—	(362)	—	—	(362)

Total other expense	4,203	2,306	(30)	—	6,479

Income before taxes	(4,382)	12,477	2,841	—	10,936

Provision for income taxes	(1,622)	4,533	986	—	3,897

Income from continuing operations	(2,760)	7,944	1,855	—	7,039

Discontinued operations
(Loss) income discontinued operations before taxes	—	(1,370)	—	—	(1,370)
Income tax (benefit) expense	—	(499)	—	—	(499)

(Loss) income from discontinued operations	—	(871)	—	—	(871)

Equity in earnings from subsidiaries	8,928	1,855	—	(10,783)	—

Net income	$6,168	$8,928	$1,855	$(10,783)	$6,168

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
Three Months Ended March 31, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by continuing operations	$4,082	$27,204	$(761)	$—	$30,525
Net cash provided by discontinued operations	—	1,365	—	—	1,365

Net cash (used in) provided by operating activities	4,082	28,569	(761)	—	31,890

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	—	(187)	—	—	(187)
Purchases of property, plant and equipment	—	(4,246)	(461)	—	(4,707)
Net proceeds from sale of property and equipment	—	(29)	29	—	—

Net cash used in investing activities from continuing operations	—	(4,462)	(432)	—	(4,894)
Net cash provided by investing activities for discontinued operations	—	161	—	—	161

Net cash used in investing activities	—	(4,301)	(432)	—	(4,733)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(59,367)	—	—	(59,367)
Proceeds from long-term debt	—	33,424	6	—	33,430
Intercompany financing	(2,686)	567	2,119	—	—
Payment of deferred financing costs	—	(4)	—	—	(4)
Net proceeds from issuance of common stock	—	—	—	—	—
Payment of dividends	(1,495)	—	—	—	(1,495)
Tax benefit from stock options	122	—	—	—	122
Purchase of treasury stock	(23)	—	—	—	(23)

Net cash (used in) provided by financing activities	(4,082)	(25,380)	2,125	—	(27,337)

Net (decrease) increase in cash and cash equivalents	—	(1,112)	932	—	(180)

Cash and cash equivalents at beginning of year	—	11,090	24,197	—	35,287

Cash and cash equivalents at end of period	$—	$9,978	$25,129	$—	$35,107

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
Three Months Ended March 31, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by continuing operations	$664	$8,921	$3,915	$—	$13,500
Net cash provided by discontinued operations	—	3,217	—	—	3,217

Net cash provided by operating activities	664	12,138	3,915	—	16,717

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	—	(4,982)	(367)	—	(5,349)
Net proceeds from sale of property and equipment	—	445	—		445
Acquisitions, net of cash acquired	—	(2,010)	(20,482)	—	(22,492)

Net cash used in investing activities from continuing operations	—	(6,547)	(20,849)	—	(27,396)
Net cash used in investing activities for discontinued operations	—	(20)	—	—	(20)

Net cash used in investing activities	—	(6,567)	(20,849)	—	(27,416)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(585)	(300)	—	(885)
Proceeds from long-term debt	—	20,284	—	—	20,284
Payment of deferred financing costs	—	(8)	—	—	(8)
Intercompany financing	828	(22,287)	21,459	—	—
Payment of dividends	(1,492)	—	—	—	(1,492)

Net cash (used in) provided by financing activities	(664)	(2,596)	21,159	—	17,899

Net increase in cash and cash equivalents	—	2,975	4,225	—	7,200

Cash and cash equivalents at beginning of year	—	4,982	8,493	—	13,475

Cash and cash equivalents at end of period	$—	$7,957	$12,718	$—	$20,675

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
Gibraltar is a leading manufacturer, processor and distributor of products for the building, industrial and vehicular markets which include ventilation products, mailboxes, bar grating, expanded metal and cold-rolled strip steel. Our full year 2007 net sales and income from continuing operations were $1,312 million and $31.1 million, respectively.
Our business strategy is to focus on manufacturing high value-added products within niche markets where we can capture market leading positions. Our strategy includes organic initiatives which are complemented by strategic acquisitions that strengthen product and end market leadership. Gibraltar reports in two business segments: Building Products and Processed Metal Products.
Our Building Products segment is focused on expanding market share in the residential markets; further penetrating domestic and international commercial and industrial markets; participating as a buyer in our industry consolidation; and improving its operational productivity and efficiency through both operational excellence and facility consolidation.
Our Processed Metal Products segment is focused on increased penetration with transplant auto manufacturers; expanding international market opportunities; and serving the global shift toward automatic transmissions which require more components. This segment is also striving to increase its operational productivity and efficiency.
We have deployed new capital in completing 31 strategic acquisitions over the past 13 years. In 2007, we completed three acquisitions that are now part of our Building Products segment with combined annualized revenues of $160 million and higher operating margins than our historic businesses.
In our continual evaluation of our businesses’ performance, we also evaluate each business’ current and expected performance, with an expectation that every business contribute to Gibraltar’s growth in sales, operating margins and cash flow. In 2007, we determined that two businesses would not be strong contributors Gibraltar’s long term financial success and, therefore, divested a steel service center and bath cabinet manufacturing businesses.
In the first quarter 2008, we continued to face slowdowns in two of the key end markets we serve, automotive and residential new home construction, that affected both of our segments. Further, many of our businesses also are managing increased costs from steel suppliers while working with customers in order to achieve a better margin alignment for Gibraltar.

Given these factors, our historicbusinesses collectively had lower sales and operating income compared to the first quarter 2007, which were offset in the first quarter 2008 by the benefits of the 2007 acquisitions and savings from facility consolidations completed in 2007.
The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31 (in thousands):

			Total	Change due to
	2008	2007	Change	Acquisitions	Operations
Net sales
Building Products	$229,323	$205,138	$24,185	$37,465	$(13,280)
Processed Metal Products	96,225	99,200	(2,975)	—	(2,975)

Total consolidated net sales	$325,548	$304,338	$21,210	$37,465	$(16,255)

Net sales increased by $21.2 million, or 7% to $325.5 million for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007. The 2007 acquisitions of Dramex, Noll and Florence provided incremental sales of $37.5 million, or 12%, in the first quarter of 2008. Sales at our other historic businesses, decreased $16.3 million, or 5%.
Net sales in our Building Products segment increased by $24.2 million, or 12%, to $229.3 million for the quarter ended March 31, 2008, from net sales of $205.1 million for the quarter ended March 31, 2007. Excluding the $37.5 million in incremental net sales provided by 2007 acquisitions of Dramex, Noll and Florence, the decrease in net sales was $13.3 million, or 7% from the same period in the prior year, a result of decreased volumes due to the slowdown in the residential housing market.
Net sales in our Processed Metal Products segment decreased by $3.0 million, or 3%, to $96.2 million for the quarter ended March 31, 2008, from net sales of $99.2 million for the quarter ended March 31, 2007. The decrease in net sales was primarily a function of volume reductions due to the decline in domestic automotive production.
Gross margin increased to 17.1% for the quarter ended March 31, 2008, from 17.0% for the quarter ended March 31, 2007. The increase in gross profit percentage was the result of a better alignment of selling prices to material costs, partially offset by the effects of an increase in freight costs, reductions in volume and product mix, as certain products that are used in the new build residential market generally have higher profit margins compared to products sold into the industrial and commercial sectors. The acquisitions of Dramex and Florence also contributed to the higher gross margin. Noll’s gross margin was negatively impacted during the first quarter due to costs incurred to consolidate manufacturing facilities in California.
Selling, general and administrative expenses increased by approximately $3.1 million, or 9%, to $37.4 million for the quarter ended March 31, 2008, from $34.3 million for the quarter ended March 31, 2007. The increase in selling, general and administrative expenses was due primarily to the acquisitions noted above. Excluding the effect of acquisitions, selling, general and administrative expenses decreased $1.2 million, or 3%. Selling, general and administrative expenses as a percentage of net sales increased to 11.5% for the quarter ended March 31, 2008, from 11.3% for the quarter ended March 31, 2007 as a result of both higher selling general and administrative costs at Noll and the reduction in sales at our historic businesses noted above.
As a result of the above, income from continuing operations as a percentage of net sales for the quarter ended March 31, 2008 decreased to 5.6% from 5.7% for the prior year’s comparable period.

The following table sets forth the Company’s income from continuing operations by reportable segment for the three months ending March 31 (in thousands):

			Total	Change due to
	2008	2007	Change	Acquisitions	Operations
Income from continuing operations:
Building Products	$20,800	$18,713	$2,087	$4,285	$(2,198)
Process Metal Products	4,236	5,338	(1,102)	—	(1,102)
Corporate	(6,734)	(6,636)	(98)	—	(98)

	$18,302	$17,415	$887	$4,285	$(3,398)

Income from continuing operations as a percentage of net sales in our Building Products segment for the quarter ended March 31, 2008 of 9.1% remained consistent with the same period in 2007. The decline in income from continuing operations at our historic businesses is the result in the downturn in the residential housing markets.
Income from continuing operations in our Processed Metal Products segment as a percentage of net sales decreased to 4.4% of net sales for the quarter ended March 31, 2008 from 5.4% for the prior year’s comparable period. The decrease in operating margin percentage included the effects of lower sales volume and $1.3 million in costs associated with the consolidation of our Buffalo, New York manufacturing facilities.
Interest expense increased by approximately $0.9 million to $7.8 million for the quarter ended March 31, 2008, from $6.8 million for the quarter ended March 31, 2007. The increase in interest expense was due to higher average borrowings for the 2007 acquisitions, partially offset by lower average interest rates compared to that of the prior year’s first quarter.
As a result of the above, income from continuing operations before taxes decreased by approximately $0.3 million, or 3%, to $10.6 million for the quarter ended March 31, 2008, compared to $10.9 million for the quarter ended March 31, 2007.
Income taxes for the quarter ended March 31, 2008 were $3.5 million, an effective tax rate of 32.9%, compared with a 35.6% rate for the same period in 2007. Lower income taxes for first quarter of 2008 reflect the benefit of a decrease in our overall state income tax rate.
Outlook
We expect both segments to experience continued softness in two of the key markets we serve, residential housing construction and domestic automotive production, along with volatile and rising costs from our steel suppliers. Therefore, we have focused on increasing the alignment of rising costs with our selling prices; controlling costs through facility consolidations; increasing the productivity and efficiency in our operations; and further integrating our 2007 acquisitions. These actions are expected to help increase our income from continuing operations in 2008 over 2007. For the full year 2008, we expect diluted earnings per share from continuing operations to be in the range of $1.05 to $1.25, compared to $1.03 in 2007.
Liquidity and Capital Resources
The Company’s principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.

During the first quarter of 2008, the Company’s cash flows from continuing operations increased to $30.5 million, driven by lower working capital. Net cash provided by operating activities for the three months ended March 31, 2008 was $31.9 million and was primarily the result of net income from continuing operations of $7.1 million combined with depreciation and amortization of $9.3 million and $13.2 million from changes in assets and liabilities.
Working capital decreased by approximately $17.0 million, or 5.5%, to $289.5 million. This decrease in working capital was primarily driven by our continued focus on working capital efficiency and supply constraints from our steel suppliers. The net change included a $9.1 million decrease in inventories, a $30.0 million increase in accounts payable and accrued expenses and a $2.1 million reduction in assets of discontinued operations, partially offset by increases in accounts receivable of $25.3 million. The increase in receivables is the result of the timing of sales in the first quarter of 2008, which increased throughout the quarter, compared to the timing of sales during the fourth quarter, which decreased throughout that quarter. The decrease in inventories was the result of our focus on inventory reduction and certain supply constraints from our steel suppliers, while the increase in payables is due to the timing of purchases of, and payment for, raw materials.
The cash on hand at the beginning of the period and cash generated by operations was used to fund capital expenditures of $4.7 million, reduce outstanding indebtedness by $25.9 million and pay cash dividends of $1.5 million.
Senior credit facility and senior subordinated notes
The Company’s credit agreement provides a revolving credit facility and a term loan, which is due in December 2012. The revolving credit facility of up to $375.0 million and the term loan with a current balance of $87.6 million are secured with the Company’s accounts receivable, inventories and personal property and equipment. At March 31, 2008, the Company had used $166.0 million of the revolving credit facility and had letters of credit outstanding of $17.6 million, resulting in $191.4 million in availability. Borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 4.35% at March 31, 2008. Borrowings under the term loan carry interest at LIBOR plus a fixed rate. The weighted average rate in effect on March 31, 2008 was 5.04%.
The Company’s $204.0 million of 8% senior subordinated notes were issued in December 2005 at a discount to yield 8.25% Provisions of the 8% notes include, without limitation, restrictions on indebtedness, liens, distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. Prior to December 1, 2008, up to 35% of the 8% notes are redeemable at the option of the Company from the proceeds of an equity offering at a premium of 108% of the face value, plus accrued and unpaid interest. After December 1, 2010 the notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the notes agreement), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8% notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8% notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.
The Company’s various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. At March 31, 2008 the Company was in compliance with terms and provisions of all of its financing agreements.
For the second quarter and remainder of 2008, the Company is focused on maximizing positive cash flow, working capital management, and debt reduction. As of March 31, 2008, we believe that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.

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
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2007 Form 10-K.
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
A summary of the Company’s significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2007, as filed on Form 10-K.
The Company adopted the provisions of SFAS No. 157 “Fair Value Measurements” as discussed in Note 3 to the consolidated financial statements included in Item 1, herein.
There have been no changes in critical accounting policies in the current year from those described in our 2007 Form 10-K.
Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued SFAS No. 161 (SFAS No. 161) “Disclosures about Derivative Instruments and Hedging Activities” in March 2008. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of Statement No. 161 is not anticipated to materially impact the Company’s consolidated financial position and results of operations.

Related Party Transactions
The Company has certain operating lease agreements related to operating locations and facilities with the former owners of Construction Metals, Inc. or companies controlled by these parties. These operating leases are considered to be related party in nature due to the former owner’s employment with the Company during these periods. Rental expense associated with these related party operating leases aggregated approximately $352,000 and $339,000 for the three months ended March 31, 2008 and 2007, respectively.
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the three months ended March 31, 2008 and 2007, the Company incurred $306,000 and $241,000, respectively, for legal services from these firms. Of the amount incurred, $306,000 and $113,000, was expensed during the three months ended March 31, 2008 and 2007, respectively. $128,000 was capitalized as acquisition costs and deferred debt issuance costs during the three months ended March 31, 2007.
At March 31, 2008 and 2007, the Company had $35,000 and $25,000, respectively, recorded in accounts payable for these law firms.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable rate debt to fixed rate debt. At March 31, 2008, the Company had $57.5 million of revolving credit borrowings that were fixed rate debt pursuant to this agreement. There have been no material changes to the Company’s exposure to market risk since December 31, 2007.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report. The Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
(b) Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not applicable.
Item 1A. Risk Factors.
     There is no change to the risk factors disclosed in our 2007 annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
In connection with the retirement and separation of David W. Kay from his position as Executive Vice President, Chief Financial Officer and Treasurer of the Company, the Company has entered into an agreement with Mr. Kay. The Agreement provides Mr. Kay separation pay equal to his current annual base salary, plus the amount of the annual incentive bonus he would be entitled to receive if he continued his employment with the Company through the end of the year, together with coverage under the Company’s group medical insurance plan until he attains age 65. The Agreement also provides that Mr. Kay will be entitled to have shares of common stock of the Company issued to him in connection with the long term incentive compensation awards he received during his employment with the Company.

Item 6. Exhibits.
     6(a) Exhibits
a.	Exhibit 10.1 — Separation and Retirement Agreement between Gibraltar Industries, Inc. and David W. Kay.

b.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

c.	Exhibit 31.2 – Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 31.3 – Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.2 – Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.	Exhibit 32.3 – Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.

(Registrant)
/s/ Brian J. Lipke
Brian J. Lipke
Chairman of the Board and Chief Executive Officer

/s/ Henning N. Kornbrekke
Henning N. Kornbrekke
President and Chief Operating Officer

/s/ Kenneth W. Smith
Kenneth W. Smith
Senior Vice President and Chief Financial Officer

Date: May 8, 2008