Form 10-Q
period 2008-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2008-08-08
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐       No ☑
As of August 4, 2008, the number of common shares outstanding was: 29,943,340.

GIBRALTAR INDUSTRIES, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

Consolidated Statements of Income For the Three and Six Months ended June 30, 2008 and 2007	4

Consolidated Statements of Cash Flows For the Six Months ended June 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6-23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION	32-34
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$26,692	$35,287
Accounts receivable, net of reserve of $4,039 and $3,482 in 2008 and 2007, respectively	214,008	167,595
Inventories	228,745	212,909
Other current assets	19,193	20,362
Assets of discontinued operations	1,536	4,592

Total current assets	490,174	440,745

Property, plant and equipment, net	266,791	273,283
Goodwill	458,386	453,228
Acquired intangibles	98,398	96,871
Investments in partnerships	2,891	2,644
Other assets	14,687	14,637

	$1,331,327	$1,281,408

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$150,412	$89,551
Accrued expenses	54,292	41,062
Current maturities of long-term debt	2,728	2,955
Liabilities of discontinued operations	—	657

Total current liabilities	207,432	134,225

Long-term debt	435,583	485,654
Deferred income taxes	78,993	78,071
Other non-current liabilities	16,315	15,698
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; issued 30,007,494 and 29,949,229 shares in 2008 and 2007	300	300
Additional paid-in capital	221,921	219,087
Retained earnings	361,749	337,929
Accumulated other comprehensive income	9,462	10,837

	593,432	568,153
Less: cost of 64,154 and 61,467 common shares held in treasury in 2008 and 2007	428	393

Total shareholders’ equity	593,004	567,760

	$1,331,327	$1,281,408

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$379,208	$356,208	$704,756	$660,546
Cost of sales	296,617	290,156	566,415	542,743

Gross profit	82,591	66,052	138,341	117,803
Selling, general and administrative expense	43,816	37,284	81,264	71,620

Income from operations	38,775	28,768	57,077	46,183
Other (income) expense:
Equity in partnerships’ income and other income	(267)	(305)	(361)	(667)
Interest expense	6,932	7,850	14,722	14,691

Total other expense	6,665	7,545	14,361	14,024

Income before taxes	32,110	21,223	42,716	32,159
Provision for income taxes	11,839	8,193	15,327	12,090

Income from continuing operations	20,271	13,030	27,389	20,069
Discontinued operations:
Loss from discontinued operations before taxes	(250)	(1,773)	(913)	(3,143)
Income tax benefit	(92)	(669)	(337)	(1,168)

Loss from discontinued operations	(158)	(1,104)	(576)	(1,975)

Net income	$20,113	$11,926	$26,813	$18,094

Net income per share — Basic:
Income from continuing operations	$.68	$.44	$.91	$.67
Loss from discontinued operations	(.01)	(.04)	(.02)	(.06)

Net income	$.67	$.40	$.89	$.61

Weighted average shares outstanding — Basic	29,980	29,863	29,963	29,850

Net income per share — Diluted:
Income from continuing operations	$.67	$.43	$.91	$.67
Loss from discontinued operations	—	(.03)	(.02)	(.07)

Net income	$.67	$.40	$.89	$.60

Weighted average shares outstanding — Diluted	30,139	30,144	30,129	30,096

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$26,813	$18,094
Income from discontinued operations	(576)	(1,975)

Income from continuing operations	27,389	20,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,133	15,570
Provision for deferred income taxes	(952)	(229)
Equity in partnerships’ loss (income) and other income	(270)	(576)
Distributions from partnerships	264	493
Stock compensation expense	2,712	1,254
Other noncash adjustments	1,251	528
Increase (decrease) in cash resulting from changes in (net of acquisitions and dispositions):
Accounts receivable	(46,990)	(28,627)
Inventories	(16,046)	14,539
Other current assets and other assets	1,180	1,221
Accounts payable	60,060	25,668
Accrued expenses and other non-current liabilities	13,366	(2,946)

Net cash provided by continuing operations	60,097	46,964
Net cash provided by discontinued operations	1,662	7,892

Net cash provided by provided by operating activities	61,759	54,856

Cash flows from investing activities
Acquisitions, net of cash acquired	(8,222)	(84,424)
Purchases of property, plant and equipment	(9,440)	(9,254)
Net proceeds from sale of property and equipment	540	373

Net cash used in investing activities from continuing operations	(17,122)	(93,305)
Net cash provided by (used in) investing activities for discontinued operations	161	(38)

Net cash used in investing activities	(16,961)	(93,343)

Cash flows from financing activities
Long-term debt reduction	(93,922)	(1,654)
Proceeds from long-term debt	43,439	52,485
Payment of deferred financing costs	(4)	(8)
Payment of dividends	(2,993)	(2,983)
Purchase of treasury stock	(35)	—
Net proceeds from issuance of common stock	—	93
Tax benefit from equity compensation	122	—

Net cash (used in) provided by financing activities	(53,393)	47,933

Net (decrease) increase in cash and cash equivalents	(8,595)	9,446

Cash and cash equivalents at beginning of year	35,287	13,475

Cash and cash equivalents at end of period	$26,692	$22,921

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2007 have been prepared by Gibraltar Industries, Inc. (the Company or Gibraltar) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at June 30, 2008 and December 31, 2007, and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007, have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report to Shareholders for the year ended December 31, 2007, as filed on
Form 10-K.
The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
The changes in shareholders’ equity and comprehensive income consist of (in thousands):

				Additional		Accumulated			Total
	Comprehensive	Common Stock		Paid-In	Retained	Other Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at January 1, 2008		29,949	$300	$219,087	$337,929	$10,837	61	$(393)	$567,760

Comprehensive income:
Net income	$26,813	—	—	—	26,813	—	—	—	26,813
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,283)
Amortization of other post retirement health care costs, net of tax of $12	20
Unrealized loss on interest rate swaps, net of tax of $32	(112)

Other comprehensive income	(1,375)	—	—	—	—	(1,375)	—	—	(1,375)

Total comprehensive income	$25,438

Equity based compensation expense		—	—	2,712	—	—	—	—	2,712
Cash dividends — $.05 per share		—	—	—	(2,993)	—	—	—	(2,993)
Net settlement of restricted stock units		52			—	—	3	(35)	(35)
Issuance of restricted stock		6	—	—	—	—	—	—	—
Tax benefit from equity compensation		—	—	122	—	—	—	—	122

Balance at June 30, 2008		30,007	$300	$221,921	$361,749	$9,462	64	$(428)	$593,004

     The cumulative balance of each component of accumulated other comprehensive income, net of tax, is as follows (in thousands):

		Minimum	Unamortized	Unrealized	Accumulated
	Foreign currency	pension	post retirement	gain/(loss) on	other
	translation	liability	health care	interest rate	comprehensive
	adjustment	adjustment	costs	swaps	income
Balance at January 1, 2008	$12,610	$42	$(604)	$(1,211)	$10,837

Current period change	(1,283)	—	20	(112)	(1,375)

Balance at June 30, 2008	$11,327	$42	$(584)	$(1,323)	$9,462

3. FAIR VALUE MEASUREMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	(2,218)	—	(2,218)	—
Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore, are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
4. EQUITY-BASED COMPENSATION
The Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the 2005 Equity Incentive Plan) is an incentive compensation plan that allows the Company to grant equity-based incentive compensation awards to eligible participants to provide them an additional incentive to promote the business of the Company, to increase their proprietary interest in the success of the Company and to encourage them to remain in the Company’s employ. Awards under the plan may be in the form of options, restricted shares, restricted units, performance shares, performance units and rights. The 2005 Equity Incentive Plan provides for the issuance of up to 2,250,000 shares of common stock. Of the total number of shares of common stock issuable under the plan, the aggregate number of shares that may be issued in connection with grants of restricted stock or restricted units cannot exceed 1,350,000 shares, and the aggregate number of shares which may be issued in connection with grants of incentive stock options and rights cannot exceed 900,000 shares. Vesting terms and award life are governed by the award document.

During the six months ended June 30, 2008, the Company issued 163,774 restricted stock units with a grant date fair value of $15.08 per unit, issued 6,000 restricted shares with a grant date fair value of $14.84 per share, and granted 113,300 non-qualified stock options with a weighted average grant date fair value of $3.95 per option. During the six months ended June 30, 2007, the Company issued 98,672 restricted stock units with a weighted average grant date fair value of $23.10, issued 6,000 restricted shares with a grant date fair value of $21.46, and granted 15,800 non-qualified stock options with a weighted average grant date fair value of $10.22 per option.
The Management Stock Purchase Plan (MSPP) is an integral component of the 2005 Equity Incentive Plan and provides participants the ability to defer up to 50% of their annual bonus under the Management Incentive Compensation Plan. The deferral is converted to restricted stock units and credited to an account together with a Company match in restricted stock units equal to the deferral amount. The account is converted to cash at the current value of the Company’s stock and payable to the participants upon a termination of their employment with the Company. The matching portion vests only if the participant has reached their sixtieth birthday. If a participant terminates prior to age 60, the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current 10 year U. S. Treasury note. The account is then paid out in five equal annual cash installments.
The fair value of restricted stock units held in the MSPP equals the trailing 200 day closing price of our common stock as of the last day of the period. During the six months ended June 30, 2008 and 2007, 63,274 and 65,576 restricted stock units, respectively, were credited to participant accounts. At June 30, 2008, the value of the restricted stock units in the MSPP was $14.14 per share.
5. INVENTORIES
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw material	$92,060	$81,220
Work-in process	39,605	33,343
Finished goods	97,080	98,346

Total inventories	$228,745	$212,909

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

As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration through May 2009 based upon the operating results of Home Impressions. The Company paid $420,000 and $402,000 of such additional consideration during the six months ended June 30, 2008 and 2007, respectively. These payments were recorded as additional goodwill.
On March 9, 2007 the Company acquired all of the outstanding stock of Dramex Corporation (Dramex). Dramex has locations in Ohio, Canada and England and manufactures, markets and distributes a diverse line of expanded metal products used in the commercial and industrial sectors of the building products market. The acquisition of Dramex strengthens the Company’s position in the expanded metal market and provides additional opportunity for both Dramex’s products and certain products currently manufactured by the Company. The results of Dramex (included in the Company’s Building Products segment) are included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Dramex is not considered significant to the Company’s consolidated results of operations.
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

$22,677

On April 10, 2007 the Company acquired certain assets and liabilities of Noll Manufacturing Company, and its affiliates (Noll) with locations in California, Oregon and Washington. The assets the Company acquired from Noll are used to manufacture, market and distribute products for the building, heating, ventilation and air conditioning (HVAC), and lawn and garden components of the building products market. The acquisition of Noll is expected to strengthen our manufacturing, marketing and distribution capabilities and to provide manufacturing and distribution synergies with our existing businesses. The results of Noll (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Noll is not considered significant to the Company’s consolidated results of operations.

The aggregate purchase consideration was approximately $63,726,000 in cash and direct acquisition costs. The purchase price has been allocated to the assets acquired and liabilities assumed based upon respective fair values. The valuation resulted in negative goodwill of $9,491,000 which has been allocated to property, plant and equipment and intangibles on a pro rata basis. After giving effect to the allocation of the negative goodwill, the identifiable intangible assets consisted of patents with a value of $57,000 (8 year estimated useful life), customer relationships with a value of $2,679,000 (15 year estimated useful life), non- compete agreements valued at $726,000 (5 year estimated useful life) and trademarks with a value of $3,490,000 (indefinite useful life). The allocation of the purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

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
The aggregate purchase consideration for the acquisition of Florence was $127,244,000 in cash, including direct acquisition costs, and the assumption of a $6,496,000 capital lease. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of respective fair values. The identifiable intangible assets consisted of unpatented technology and patents with a value of $2,200,000 (10 year estimated useful life), customer contracts with a value of $15,700,000 (13 year estimated useful life), customer relationships with a value of $6,700,000 (15 year estimated useful life) and trademarks with a value of $6,700,000 (indefinite useful life). A final valuation is expected to be completed during the third quarter of 2008. The excess consideration was recorded as goodwill and approximated $75,278,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$14,383
Property, plant and equipment	12,514
Other assets	265
Identifiable intangible assets	31,300
Goodwill	75,278

$133,740

The Company and the former owners of Florence have made a joint election under Internal Revenue Code (IRC) Section 338(h) (10) which allowed the Company to treat the stock purchase as an asset purchase for tax purposes. In connection with the 338(h)(10) election, and pursuant to the terms of the Stock Purchase Agreement, the Company made additional cash payments to the former shareholders of Florence totaling $7,784,000 during the second quarter of 2008. As a result of the 338(h)(10) election, goodwill in the amount of $75,278,000 is fully deductible for tax purposes.

7. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the approximate carrying amount of goodwill by reportable segment for the six months ended June 30, 2008 is as follows (in thousands):

		Processed
	Building	Metal
	Products	Products
	Segment	Segment	Total
Balance as of January 1, 2008	$445,072	$8,156	$453,228
Additional consideration	8,222	—	8,222
Adjustments to prior year acquisitions	(3,535)	—	(3,535)
Foreign currency translation	223	248	471

Balance as of June 30, 2008	$449,982	$8,404	$458,386

Acquired Intangible Assets
Acquired intangible assets at June 30, 2008 are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Estimated Life
Trademark / Trade Name	$42,994	$—	indefinite
Trademark / Trade Name	2,140	(509)	2 to 15 years
Unpatented Technology	7,475	(1,827)	5 to 20 years
Customer Relationships	54,415	(8,396)	5 to 15 years
Non-Competition Agreements	4,391	(2,285)	5 to 10 years

Balance as of June 30, 2008	$111,415	$(13,017)

Acquired intangible asset amortization expense for the three and six month periods ended June 30, 2008 and 2007 aggregated approximately $1,542,000 and $3,124,000 and $874,000 and $1,815,000, respectively.
Amortization expense related to acquired intangible assets for the remainder of fiscal 2008 and the next five years thereafter is estimated as follows (in thousands):

2008	$3,085
2009	$6,118
2010	$6,048
2011	$5,868
2012	$5,732
2013	$5,303

8. DISCONTINUED OPERATIONS
As part of its continuing evaluation of its businesses during 2007, the Company determined that both its bath cabinet manufacturing and steel service center businesses no longer provided a strategic fit with its long-term growth and operational objectives. On August 1, 2007, the Company sold certain assets of its bath cabinet manufacturing business, and committed to a plan to sell the remaining assets of the business. On September 27, 2007, the Company committed to a plan to dispose of the assets of its steel service center business. We expect to complete the liquidation of the remaining assets of the bath cabinet manufacturing business during 2008. The steel service center business was previously included in the Processed Metal Products segment and the bath cabinet manufacturing business was previously reported in the Building Products segment.
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the results of operations for the bath cabinet manufacturing and steel service center businesses have been classified as discontinued operations in the consolidated financial statements for all periods presented.
The Company allocates interest to its discontinued operations in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force item 87-24, Allocation of Interest to Discontinued Operations. Interest expense of $399,000 and $795,000 was allocated to discontinued operations during the three and six months ended June 30, 2007, respectively. No interest was allocated to discontinued operations during the three and six months ended June 30, 2008.
Components of the loss from discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$—	$13,612	$—	$26,858
Expenses	250	15,385	913	30,001

Loss from discontinued operations before taxes	$(250)	$(1,773)	$(913)	$(3,143)

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

The following table sets forth the computation of basic and diluted earnings per share as of June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$20,271,000	$13,030,000	$27,389,000	$20,069,000
Income from discontinued operations	(158,000)	(1,104,000)	(576,000)	(1,975,000)

Income available to common stockholders	$20,113,000	$11,926,000	$26,813,000	$18,094,000

Denominator for basic income per share:
Weighted average shares outstanding	29,980,076	29,863,030	29,963,470	29,849,977

Denominator for diluted income per share:
Weighted average shares outstanding	29,980,076	29,863,030	29,963,470	29,849,977
Common stock options and restricted stock	159,062	281,205	165,982	246,248

Weighted average shares and conversions	30,139,138	30,144,235	30,129,452	30,096,225

10. RELATED PARTY TRANSACTIONS
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the six months ended June 30, 2008 and 2007, the Company incurred $673,000 and $989,000, respectively, for legal services from these firms. Of the amount incurred, $673,000 and $714,000, was expensed during the six months ended June 30, 2008 and 2007, respectively. $275,000 was capitalized as acquisition costs and deferred debt issuance costs during the six months ended June 30, 2007.
At June 30, 2008 and December 31, 2007, the Company had $110,000 and $185,000, respectively, recorded in accounts payable for these law firms.
A member of our Board of Directors is Vice Chairman of the Board of one of the participating lenders in our Second Amended and Restated Credit Agreement dated August 31, 2007 (the Credit Agreement). The Credit Agreement provides a $375,000,000 revolving facility and a $122,700,000 term loan. At June 30, 2008 and December 31, 2007 $144,000,000 and $87,030,000 and $157,916,000 and $121,550,000 were outstanding on the revolving facility and the term loan, respectively.
11. BORROWINGS UNDER REVOLVING CREDIT FACILITY
The aggregate borrowing limit under the Company’s revolving credit facility is $375,000,000. At June 30, 2008, the Company had $220,457,000 of availability under the revolving credit facility.

12. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense for the three and six months ended June 30 (in thousands):

	Pension Benefit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$37	$42	$74	$82
Interest cost	40	39	80	70

Net periodic benefit costs	$77	$81	$154	$152

	Other Post Retirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$18	$32	$36	$58
Interest cost	62	60	124	116
Amortization of unrecognized prior service cost	(5)	(5)	(10)	(10)
Loss amortization	21	34	42	62

Net periodic benefit costs	$96	$121	$192	$226

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales
Building Products	$281,058	$258,209	$510,381	$463,347
Processed Metal Products	98,150	97,999	194,375	197,199

	$379,208	$356,208	$704,756	$660,546

Income (loss) from operations
Building Products	$39,638	$31,172	$60,438	$49,885
Processed Metal Products	8,425	5,211	12,661	10,549
Corporate	(9,288)	(7,615)	(16,022)	(14,251)

	$38,775	$28,768	$57,077	$46,183

Depreciation and amortization
Building Products	$6,401	$5,895	$13,148	$10,707
Processed Metal Products	1,724	1,731	3,444	3,508
Corporate	741	677	1,541	1,355

	$8,866	$8,303	$18,133	$15,570

Capital expenditures (excluding acquisitions)
Building Products	$3,815	$2,428	$7,504	$6,379
Processed Metal Products	682	1,137	1,486	2,035
Corporate	236	340	450	840

	$4,733	$3,905	$9,440	$9,254

			June 30, 2008	December 31, 2007
			(unaudited)
Total identifiable assets
Building Products			$1,062,121	$1,001,541
Processed Metal Products			230,288	219,014
Corporate			38,918	60,853

			$1,331,327	$1,281,408

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

Gibraltar Industries, Inc.
Consolidating Balance Sheets
June 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$11,019	$15,673	$—	$26,692
Accounts receivable	—	185,039	28,969	—	214,008
Intercompany balances	208,733	(188,283)	(20,450)	—	—
Inventories	—	214,067	14,678	—	228,745
Other current assets	—	18,152	1,041	—	19,193
Assets of discontinued operations	—	1,536	—	—	1,536

Total current assets	208,733	241,530	39,911	—	490,174

Property, plant and equipment, net	—	245,768	21,023	—	266,791
Goodwill	—	417,391	40,995	—	458,386
Acquired intangibles	—	81,625	16,773	—	98,398
Investments in partnerships	—	2,891	—	—	2,891
Other assets	5,419	9,065	203	—	14,687
Investment in subsidiaries	581,425	90,037	—	(671,462)	—

	795,577	1,088,307	118,905	(671,462)	1,331,327

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	—	133,430	16,982	—	150,412
Accrued expenses	1,360	48,701	4,231	—	54,292
Current maturities of long-term debt	—	2,728	—	—	2,728

Total current liabilities	1,360	184,859	21,213	—	207,432

Long-term debt	201,213	234,370	—	—	435,583
Deferred income taxes	—	71,840	7,153	—	78,993
Other non-current liabilities	—	15,813	502	—	16,315
Shareholders’ equity	593,004	581,425	90,037	(671,462)	593,004

	$795,577	$1,088,307	$118,905	$(671,462)	$1,331,327

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

Gibraltar Industries, Inc.
Consolidating Statements of Income
Six Months Ended June 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$633,515	$80,081	$(8,840)	$704,756

Cost of sales	—	511,322	63,933	(8,840)	566,415

Gross profit	—	122,193	16,148	—	138,341

Selling, general and administrative expense	(1,243)	74,847	7,660	—	81,264

Income from operations	1,243	47,346	8,488	—	57,077

Other (income) expense
Interest expense	7,541	6,674	507	—	14,722
Equity in partnerships’ income and other income	—	(358)	(3)	—	(361)

Total other expense	7,541	6,316	504	—	14,361

Income (loss) before taxes	(6,298)	41,030	7,984	—	42,716

Provision for income taxes	(2,573)	15,479	2,421	—	15,327

Income (loss) from continuing operations	(3,725)	25,551	5,563	—	27,389

Discontinued operations
Loss discontinued operations before taxes	—	(913)	—	—	(913)
Income tax benefit	—	(337)	—	—	(337)

Loss from discontinued operations	—	(576)	—	—	(576)

Equity in earnings from subsidiaries	30,538	5,563	—	(36,101)	—

Net income	$26,813	$30,538	$5,563	$(36,101)	$26,813

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$600,429	$66,395	$(6,278)	$660,546

Cost of sales	—	495,067	53,954	(6,278)	542,743

Gross profit	—	105,362	12,441	—	117,803

Selling, general and administrative expense	195	65,195	6,230	—	71,620

Income from operations	(195)	40,167	6,211	—	46,183

Other (income) expense
Equity in partnerships’ (income) loss and other (income) loss	—	(670)	3	—	(667)
Interest expense (income)	8,408	6,365	(82)	—	14,691

Total other expense	8,408	5,695	(79)	—	14,024

Income (loss) before taxes	(8,603)	34,472	6,290	—	32,159

Provision for income taxes	(3,183)	12,901	2,372	—	12,090

Income (loss) from continuing operations	(5,420)	21,571	3,918	—	20,069

Discontinued operations
Loss from discontinued operations before taxes	—	(3,143)	—	—	(3,143)
Income tax benefit	—	(1,168)	—	—	(1,168)

Loss from discontinued operations	—	(1,975)	—	—	(1,975)

Equity in earnings from subsidiaries	23,514	3,918	—	(27,432)	—

Net income	$18,094	$23,514	$3,918	$(27,432)	$18,094

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
Six Months Ended June 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by continuing operations	$(8,164)	$65,707	$2,554	$—	$60,097
Net cash provided by discontinued operations	—	1,662	—	—	1,662

Net cash (used in) provided by operating activities	(8,164)	67,369	2,554	—	61,759

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	—	(8,222)	—	—	(8,222)
Purchases of property, plant and equipment	—	(8,382)	(1,058)	—	(9,440)
Net proceeds from sale of property and equipment	—	510	30	—	540

Net cash used in investing activities from continuing operations	—	(16,094)	(1,028)	—	(17,122)
Net cash provided by investing activities for discontinued operations	—	161	—	—	161

Net cash used in investing activities	—	(15,933)	(1,028)	—	(16,961)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(92,368)	(1,554)	—	(93,922)
Proceeds from long-term debt	—	43,000	439	—	43,439
Intercompany financing	11,070	(2,135)	(8,935)	—	—
Payment of deferred financing costs	—	(4)	—	—	(4)
Payment of dividends	(2,993)	—	—	—	(2,993)
Tax benefit from equity compensation	122	—	—	—	122
Purchase of treasury stock	(35)	—	—	—	(35)

Net cash (used in) provided by financing activities	8,164	(51,507)	(10,050)	—	(53,393)

Net (decrease) increase in cash and cash equivalents	—	(71)	(8,524)	—	(8,595)

Cash and cash equivalents at beginning of year	—	11,090	24,197	—	35,287

Cash and cash equivalents at end of period	$—	$11,019	$15,673	$—	$26,692

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by (used in) continuing operations	$(8,170)	$47,256	$7,878	$—	$46,964
Net cash provided by discontinued operations	—	7,892	—	—	7,892

Net cash provided by (used in) operating activities	(8,170)	55,148	7,878	—	54,856

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	—	(63,942)	(20,482)	—	(84,424)
Purchases of property, plant and equipment	—	(8,413)	(841)	—	(9,254)
Net proceeds from sale of property and equipment	—	373	—	—	373

Net cash used in investing activities from continuing operations	—	(71,982)	(21,323)	—	(93,305)
Net cash used in investing activities for discontinued operations	—	(38)	—	—	(38)

Net cash used in investing activities	—	(72,020)	(21,323)	—	(93,343)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(1,221)	(433)	—	(1,654)
Proceeds from long-term debt	—	52,485	—	—	52,485
Intercompany financing	11,060	(34,787)	23,727	—	—
Payment of deferred financing costs	—	(8)	—	—	(8)
Payment of dividends	(2,983)	—	—	—	(2,983)
Net proceeds from issuance of common stock	93	—	—	—	93

Net cash provided by financing activities	8,170	16,469	23,294	—	47,933

Net increase (decrease) in cash and cash equivalents	—	(403)	9,849	—	9,446

Cash and cash equivalents at beginning of year	—	4,982	8,493	—	13,475

Cash and cash equivalents at end of year	$—	$4,579	$18,342	$—	$22,921

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
We have deployed new capital in completing 31 strategic acquisitions over the past 13 years. In 2007, we completed three acquisitions that are now part of our Building Products segment with combined annualized revenues of $160 million.
In our continual evaluation of our businesses’ performance, we also evaluate each business’ current and expected performance, with an expectation that every business contribute to Gibraltar’s growth in sales, operating margins and cash flow. In 2007, we determined that two businesses would not be strong contributors to Gibraltar’s long term financial success and, therefore, divested a steel service center business and a bath cabinet manufacturing business.
In the first half of 2008, we continued to face slowdowns in two of the key end markets we serve, automotive and residential new home construction, that affected sales volumes in both of our segments.

The sales decline from lower residential new home construction in our Building Products segment was partially offset by increased activity in the commercial and industrial sectors. We are also managing increased costs from raw material suppliers while working with customers in order to achieve a better margin alignment for Gibraltar. Given these factors, our historic businesses collectively had lower sales compared to the first half of 2007, which were offset in the first half of 2008 by the benefits of the incremental sales and profits from our 2007 acquisitions. During the second quarter of 2008, sales from our historic businesses increased slightly over their sales in same period in 2007. Operating margins also improved during the first half of 2008 due to better alignment of selling prices and material costs and savings from facility consolidations completed in 2007.
Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30 (in thousands):

			Total	Change due to
	2008	2007	Change	Acquisitions	Operations
Net sales
Building Products	$281,058	$258,209	$22,849	$21,602	$1,247
Processed Metal Products	98,150	97,999	151	—	151

Total consolidated net sales	$379,208	$356,208	$23,000	$21,602	$1,398

Net sales increased by $23.0 million, or 6% to $379.2 million for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007. The 2007 acquisition of Florence provided incremental sales of $21.6 million, or 6%, in the second quarter of 2008. Sales at our other historic businesses increased $1.4 million, or 0.4%.
Net sales in our Building Products segment increased by $22.8 million, or 9%, to $281.1 million for the quarter ended June 30, 2008, from net sales of $258.2 million for the quarter ended June 30, 2007. Excluding the $21.6 million in incremental net sales provided by the 2007 acquisition of Florence, the increase in net sales was $1.2 million, or one half of one percent from the same period in the prior year, a net result of higher selling prices on products used in the commercial and industrial markets that more than offset the decreased volumes we experienced due to the slowdown in the residential housing market.
Net sales in our Processed Metal Products segment increased by $0.2 million to $98.2 million for the quarter ended June 30, 2008, from net sales of $98.0 million for the quarter ended June 30, 2007. The increase in net sales was primarily a function of increased sales in Asia and increased selling prices that partially offset volume reductions due to the decline in domestic automotive production.
Gross margin increased to 21.8% for the quarter ended June 30, 2008, from 18.5% for the quarter ended June 30, 2007. The increase in gross margin was the result of a better alignment of selling prices to raw material costs and lower outside processing costs, partially offset by the effects of an increase in freight costs, reductions in volume and product mix, as certain products that are used in the new build residential market generally have higher profit margins compared to products sold into the industrial and commercial sectors. The August 2007 acquisition of Florence also contributed to the higher gross margin.
Selling, general and administrative expenses increased by approximately $6.5 million, or 18%, to $43.8 million for the quarter ended June 30, 2008, from $37.3 million for the quarter ended June 30, 2007. The increase in selling, general and administrative expenses was due primarily to the acquisition of Florence. Excluding the effect of acquisitions, selling, general and administrative expenses increased $3.8 million, or 10%. Selling, general and administrative expenses as a percentage of net sales increased to 11.6% for the quarter ended June 30, 2008, from 10.5% for the quarter ended June 30, 2007 as a result of higher incentive compensation costs due to improved operating results, increases in the allowance for doubtful accounts, and losses on the disposal of equipment from our continued facility consolidation efforts.

As a result of the above, income from continuing operations as a percentage of net sales for the quarter ended June 30, 2008 increased to 10.2% from 8.1% for the prior year’s comparable period.
The following table sets forth the Company’s income from operations by reportable segment for the three months ending June 30 (in thousands):

			Total	Change due to
	2008	2007	Change	Acquisitions	Operations
Income from operations:
Building Products	$39,638	$31,172	$8,466	$2,970	$5,496
Process Metal Products	8,425	5,211	3,214	—	3,214
Corporate	(9,288)	(7,615)	(1,673)	—	(1,673)

	$38,775	$28,768	$10,007	$2,970	$7,073

Income from operations as a percentage of net sales in our Building Products segment for the quarter ended June 30, 2008 increased to 14.1% from 12.1% in the quarter ended June 30, 2007. The increase in income from operations is the result of our continued efforts to reduce manufacturing costs and scale our operations for lower unit volumes, the acquisition of Florence, and improved alignment of selling prices to raw material costs.
Income from operations as a percentage of net sales in our Processed Metal Products segment increased to 8.6% of net sales for the quarter ended June 30, 2008 from 5.3% for the prior year’s comparable period. The increase in operating margin percentage is a result of lower outside processing costs due to the completion of our consolidation of the flat rolled business and a better alignment of selling price to raw material costs.
Interest expense decreased by approximately $0.9 million to $6.9 million for the quarter ended June 30, 2008, from $7.8 million for the quarter ended June 30, 2007. The decrease in interest expense was primarily due to lower average interest rates compared to that of the prior year’s second quarter.
As a result of the above, income from continuing operations before taxes increased by approximately $10.9 million, or 51.3%, to $32.1 million for the quarter ended June 30, 2008, compared to $21.2 million for the quarter ended June 30, 2007.
Income taxes for the quarter ended June 30, 2008 were $11.8 million, an effective tax rate of 36.9%, compared with a 38.6% rate for the same period in 2007. Income taxes for second quarter of 2007 reflect the cost of a discrete change in state income taxes.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30 (in thousands):

			Total	Change due to
	2008	2007	Change	Acquisitions	Operations
Net sales
Building Products	$510,381	$463,347	$47,034	$59,067	$(12,033)
Processed Metal Products	194,375	197,199	(2,824)	—	(2,824)

Total consolidated net sales	$704,756	$660,546	$44,210	$59,067	$(14,857)

Net sales increased by $44.2 million, or 7% to $704.8 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The 2007 acquisitions of Dramex, Noll and Florence provided incremental sales of $59.1 million, or 9%, in the first half of 2008. Sales at our other historic businesses decreased $14.9 million, or 2%.
Net sales in our Building Products segment increased by $47.0 million, or 10%, to $510.4 million for the six months ended June 30, 2008, from net sales of $463.3 million for the six months ended June 30, 2007. Excluding the $59.1 million in incremental net sales provided by the 2007 acquisitions of Dramex, Noll and Florence, the decrease in net sales was $12.0 million, or 3% from the same period in the prior year, primarily the net result of decreased volumes due to the slowdown in the residential housing market offsetting the benefit of customer price increases.
Net sales in our Processed Metal Products segment decreased by $2.8 million, or 1%, to $194.4 million for the six months ended June 30, 2008, from net sales of $197.2 million for the six months ended June 30, 2007. The decrease in sales was primarily the net result of volume reductions due to the decline in domestic automotive production.
Gross margin increased to 19.6% for the six months ended June 30, 2008, from 17.8% for the six months ended June 30, 2007. The increase in gross margin was the result of a better alignment of selling prices to material costs, partially offset by the effects of an increase in freight costs, reductions in volume and product mix, as certain products that are used in the new build residential market generally have higher profit margins compared to products sold into the industrial and commercial sectors. The acquisitions of Dramex and Florence also contributed to the higher gross margin. Noll’s gross margin was negatively impacted during the first quarter of 2008 due to costs incurred to consolidate manufacturing facilities in California.
Selling, general and administrative expenses increased by approximately $9.6 million, or 13%, to $81.3 million for the six months ended June 30, 2008, from $71.6 million for the six months ended June 30, 2007. The increase in selling, general and administrative expenses was due primarily to the acquisitions noted above. Excluding the effect of acquisitions, selling, general and administrative expenses increased $2.6 million, or 4%. Selling, general and administrative expenses as a percentage of net sales increased to 11.5% for the six months ended June 30, 2008, from 10.8% for the six months ended June 30, 2007 as a result of increased amortization of acquired intangible assets due to the 2007 acquisitions, higher incentive compensation costs due to improved operating results, and the reduction in sales at our historic businesses noted above.

As a result of the above, income from continuing operations as a percentage of net sales for the six months ended June 30, 2008 increased to 8.1% from 7.0% for the prior year’s comparable period.
The following table sets forth the Company’s income from operations by reportable segment for the six months ending June 30 (in thousands):

			Total	Change due to
	2008	2007	Change	Acquisitions	Operations
Income from operations:
Building Products	$60,438	$49,885	$10,553	$7,255	$3,298
Process Metal Products	12,661	10,549	2,112	—	2,112
Corporate	(16,022)	(14,251)	(1,771)	—	(1,771)

	$57,077	$46,183	$10,894	$7,255	$3,639

Income from operations as a percentage of net sales in our Building Products segment for the six months ended June 30, 2008 increased to 11.8% from 10.8% in the same period in 2007. The increase in income from operations is the result of our continued efforts to reduce manufacturing costs and scale our operations for lower unit volumes, and the 2007 acquisitions.
Income from operations as a percentage of net sales in our Processed Metal Products segment increased to 6.5% of net sales for the six months ended June 30, 2008 from 5.3% for the prior year’s comparable period. The increase in operating margin percentage is a result of lower outside processing costs due to the completion of our consolidation of the flat rolled business and a better alignment of selling price to raw material costs.
Interest expense was consistent during six months ended June 30, 2008 and 2007, at $14.7 million. Interest expense remained consistent as lower average interest rates offset the effect of higher average borrowings during the six months ended June 30, 2008.
As a result of the above, income from continuing operations before taxes increased by approximately $10.5 million, or 33%, to $42.7 million for the six months ended June 30, 2008, compared to $32.2 million for the six months ended June 30, 2007.
Income taxes for the six months ended June 30, 2008 were $15.3 million, an effective tax rate of 35.9%, compared with a 37.6% rate for the same period in 2007. The lower effective rate for first half of 2008 reflects the benefit of a decrease in our overall state income tax rate.
Outlook
We expect both segments to experience continued softness in two of the key markets we serve, residential housing construction and domestic automotive production, along with volatile and rising raw material and energy costs from our suppliers. Therefore, we have focused on increasing the alignment of rising costs with our selling prices; controlling costs through facility consolidations; increasing the productivity and efficiency in our operations; and further integrating our 2007 acquisitions. These actions are expected to continue to increase our income from continuing operations in 2008 over 2007. For the full year 2008, we expect diluted earnings per share from continuing operations to be in the range of $1.50 to $1.65, compared to $1.03 in 2007 barring a significant change in current business conditions.

Liquidity and Capital Resources
The Company’s principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.
During the first half of 2008, the Company’s cash flows from continuing operations increased to $60.1 million, driven by improved operating results. Net cash provided by operating activities for the six months ended June 30, 2008 was $61.8 million and was primarily the result of net income from continuing operations of $27.4 million combined with depreciation and amortization of $18.1 million and $11.6 million from the net change in assets and liabilities.
Working capital decreased by approximately $23.8 million, or 7.8%, to $282.7 million. This decrease in working capital was primarily driven by our continued focus on working capital efficiency. The net change included, a $60.9 million increase in accounts payable, and a $13.2 million increase accrued expenses along with a decrease of $8.6 million in cash, partially offset by a $46.4 million increase in accounts receivable, and a $15.8 million increase in inventories. The increase in receivables is the result of the increase in sales in during the second quarter of 2008, compared to sales during the fourth quarter of 2007. The increase in inventories was the result of the seasonality of our business and the significant increase in raw material costs during the first half of 2008. The increase in payables is due to the timing of purchases of, and payment for, raw material, and the increase in accrued expenses is a result of the timing of payment for insurance coverages, customer rebates and income taxes.
The cash on hand at the beginning of the period and cash generated by operations was used to fund capital expenditures of $9.4 million, additional acquisition costs of $8.2 million primarily related to a payment to the former owners of Florence for the 338(h)(10) election, provide for net reduction in outstanding indebtedness by $50.5 million and pay cash dividends of $3.0 million.
Senior credit facility and senior subordinated notes
The Company’s credit agreement provides a revolving credit facility and a term loan, which is due in December 2012. The revolving credit facility of up to $375.0 million and the term loan with a current balance of $87.0 million are secured with the Company’s accounts receivable, inventories and personal property and equipment. At June 30, 2008, the Company had used $144.0 million of the revolving credit facility and had letters of credit outstanding of $10.5 million, resulting in $220.5 million in availability. Borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 3.45% at June 30, 2008. Borrowings under the term loan carry interest at LIBOR plus a fixed rate. The weighted average rate in effect on June 30, 2008 was 4.86%.
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
The Company’s various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. At June 30, 2008 the Company was in compliance with terms and provisions of all of its financing agreements.

For the remainder of 2008, the Company is focused on maximizing positive cash flow, working capital management, and debt reduction. As of June 30, 2008, we believe that availability of funds under its existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends.
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
Other than the adoption of SFAS No. 157 discussed above, there have been no changes in critical accounting policies in the current year from those described in our 2007 Form 10-K.
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
Related Party Transactions
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the six months ended June 30, 2008 and 2007, the Company incurred $673,000 and $989,000, respectively, for legal services from these firms. Of the amount incurred, $673,000 and $714,000, was expensed during the six months ended June 30, 2008 and 2007, respectively. $275,000 was capitalized as acquisition costs and deferred debt issuance costs during the six months ended June 30, 2007.

At June 30, 2008 and December 31, 2007, the Company had $110,000 and $185,000, respectively, recorded in accounts payable for these law firms.
A member of our Board of Directors is Vice Chairman of the Board of one of the participating lenders in our Second Amended and Restated Credit Agreement dated August 31, 2007 (the Credit Agreement). The Credit Agreement provides a $375,000,000 revolving facility and a $122,700,000 term loan. At June 30, 2008 and December 31, 2007 $144,000,000 and $87,030,000 and $157,916,000 and $121,550,000 were outstanding on the revolving facility and the term loan, respectively.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable rate debt to fixed rate debt. At June 30, 2008, the Company had $57.5 million of revolving credit borrowings that were fixed rate debt pursuant to this agreement. There have been no material changes to the Company’s exposure to market risk since December 31, 2007.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report. The Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.
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
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
6(a) Exhibits
a.	Exhibit 31.1 — Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.	Exhibit 31.2 — Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.	Exhibit 31.3 — Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

d.	Exhibit 32.1 — Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

e.	Exhibit 32.2 — Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

f.	Exhibit 32.3 — Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 8, 2008