Form 10-K/A
period 2007-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2008-09-30
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
(716) 826-6500
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value	Name of each exchange on which registered NASDAQ Stock Exchange Global Select Market®
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
As of September 25, 2008, the number of common shares outstanding was: 29,953,762.

EXPLANATORY NOTE
PART III
Item 13. Certain Relationships and Related Transactions
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EX-10.25
EX-23.2
EX-31.4
EX-31.5
EX-31.6

EXPLANATORY NOTE
     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of Gibraltar Industries Inc. (the “Registrant” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2008 (“Form 10-K”), solely for the purpose of specifying in Item 13 of Part III the transaction amounts for two (2) related person transactions, which amounts were omitted from the Definitive Proxy Statement on Schedule 14A that the Company filed with the Securities and Exchange Commission on April 17, 2008. Item 15 of Part IV is also being amended to file as Exhibits a consulting agreement related to one of the related person disclosures in Item 13 and certifications of this Form 10-K/A in accordance with Rule 13a-14(a) of the Exchange Act.
     This Form 10-K/A speaks as of the original filing date of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. This Amendment No. 1 contains only items and exhibits to the Form 10-K that are being amended. Accordingly, the items of and exhibits to the Form 10-K as originally filed that are not included herein are unchanged and continue in full force and effect as originally filed and should be read in conjunction with this Form 10-K/A.

PART III
Item 13. Certain Relationships and Related Transactions
     The Audit Committee is responsible for reviewing and approving related party transactions on an ongoing basis.
On August 31, 2007, we entered into a second amended and restated credit agreement with KeyBank National Association serving as lead bank of a syndicate. The second amended and restated credit agreement provides for a revolving credit facility with aggregate commitments up to $375.0 million, including a $50.0 million sub-limit for letters of credit and a swingline loan sub-limit of $20.0 million. With respect to the second amended and restated credit agreement, during 2007 the largest aggregate amount of principal outstanding was $351,300,000, the amount of principal outstanding as of February 27, 2008 was $262,607,000, and the aggregate principal and interest paid during 2007 was $116,747,000 and $17,658,000, respectively. Loans under the second amended and restated credit agreement bear interest, at the borrowers’ option at (i) LIBOR plus a margin ranging from 0.60% to 1.40%, depending on the Company’s consolidated leverage ratio, or (ii) the higher of the administrative agent’s prime rate or the federal funds effective rate plus 0.50%. Facility fees are payable to the lenders on their revolving commitments at a rate ranging from 0.150% to 0.350% and annual letter of credit fees range from 0.60% to 1.40% of the stated amount of the letter of credit. Robert E. Sadler, Jr., a Director of the Company, is Vice Chairman of the Board of Manufacturers and Traders Trust Company, one of the lenders under that agreement.
The firm of Lippes Mathias Wexler Friedman, LLP, of which Mr. Lippes, a Director of the Company, is a partner, serves as counsel to the Company. During 2007, this firm received approximately $1,950,000 for legal services rendered to the Company. The firm of Phillips Lytle LLP, of which Mr. Russ, a Director of the Company, is a partner, also provided legal services to the Company in 2007 and received approximately $311,000.
The Company was also party to a consulting agreement it entered into January 1, 2003 with Mr. Neil E. Lipke, a former officer of the Company and a brother of Mr. Brian J. Lipke, a Director and Officer of the Company, in effect through December 2007. Under this consulting agreement Mr. Neil E. Lipke received $125,000 per year in cash and insurance benefits at the levels that were provided during his employment in exchange for providing consulting services to the Company. In 2007, the Company paid Mr. Neil E. Lipke $125,000 in cash and incurred $6,000 to provide him with these insurance benefits.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:*
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
	(2)	Supplementary Data*
Quarterly Unaudited Financial Data
Financial Statement Schedules
Schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange commission are not required under the related instructions or are inapplicable and therefore have been omitted.
	(3)	Exhibits
The Exhibits listed on the Index of Exhibits to this Form 10-K/A are filed as a part of or incorporated by reference in this Form 10-K/A.
(b)		Other Information:
Not applicable
* The Financial Statements, the Supplementary Data and the Report of Independent Registered Public Accounting Firm were filed on February 27, 2008 with the Company’s Form 10-K that this Form 10-K/A amends.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
Date: September 30, 2008	By /s/ Brian J. Lipke
Brian J. Lipke
Chief Executive Officer and Chairman of the Board

Exhibit Index

Exhibit		Sequentially
Number	Exhibit	Numbered Page

3.1	Certificate of Incorporation of registrant (incorporated by reference to the same exhibit number to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908)

3.2	Amended and Restated By-Laws of the Registrant effective August 11, 1998 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908)

4.1	Specimen Common Share Certificate (incorporated by reference number to the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

4.2	Indenture dated as of December 8, 2005, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).

10.1	Partnership Agreement of Samuel Pickling Management Company dated June 1, 1988 between Cleveland Pickling, Inc. and Samuel Manu-Tech, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.2	Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co. and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.3	Lease dated September 1, 1990 between Erie County Industrial Development Agency and Integrated Technologies International, Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.4	Lease dated June 4, 1993 between Buffalo Crushed Stone, Inc. and Gibraltar Steel Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

10.5*	Amended and Restated Employment Agreement dated as of August 21, 2007 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2007)

10.6*	Employment Agreement dated as of August 21, 2007 between the Registrant and Henning Kornbrekke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2007)

10.7*	Gibraltar Industries, Inc. Incentive Stock Option Plan, Fifth Amendment and Restatement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as amended by First Amendment to the Fifth Amendment and Restatement of the Gibraltar Steel Corporation Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2007)

10.8*	Gibraltar Industries, Inc. Restricted Stock Plan, Second Amendment and Restatement as amended by the First Amendment to the Second Amendment and Restatement of the Gibraltar Industries Restricted Stock Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 25, 2006)

Exhibit		Sequentially
Number	Exhibit	Numbered Page

10.9*	Gibraltar Industries, Inc. Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-03979))

10.10	First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11*	Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12*	The 2003 Gibraltar Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (333-110313)) as amended by First Amendment to 2003 Gibraltar Industries Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 25, 2006)

10.13	Subordinated promissory note between Gibraltar Steel Corporation and CertainTeed Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.14*	Change in Control Agreement between the Company and Brian J. Lipke (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2005)

10.15*	Change in Control Agreement between the Company and Henning Kornbrekke (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed April 13, 2005).

10.16*	Amendment and Restatement of Change in Control Agreement between the Company and David W. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2006)

10.17*	Amended and Restated Gibraltar Industries, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21,2006)

10.18*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Units (Long Term Incentive) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.19*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Non-Qualified Option (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.20*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.21	Term Loan Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, KeyBank National Association and the lenders named therein, dated as of October 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 7, 2005)

Exhibit		Sequentially
Number	Exhibit	Numbered Page

10.22	Second Amended and Restated Credit Agreement, dated as of August 31, 2007, among the Company, Gibraltar Steel Corporation of New York, as co-borrower, the lenders parties thereto, KeyBank National Association, as administrative agent, JPMorgan Chase Bank, N.A., as co-syndication agent, BMO Capital Markets Financing, Inc., as co-syndication agent, HSBC Bank USA, National Association, as co-documentation agent, and Manufacturers and Traders Trust Company, as co-documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2007)

10.23	Registration Rights Agreement, dated as of December 8, 2005, among the Company, the Guarantors and J.P. Morgan Securities Inc., McDonald Investments Inc. and Harris Nesbitt Corp., as initial purchasers of the Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2005)

10.24	Asset Purchase Agreement by and among Gibraltar Industries, Inc., the subsidiaries named therein and BlueWater Thermal Processing, LLC dated May 31, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006)

10.25	Consulting Agreement by and between Gibraltar Industries Inc. and Neil E. Lipke dated January 1, 2003

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Document is a management contract or compensatory plan or agreement