Form 10-Q
period 2008-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2008-11-06
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
As of November 3, 2008, the number of common shares outstanding was: 29,985,993.

GIBRALTAR INDUSTRIES, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of	3
September 30, 2008 and December 31, 2007

Consolidated Statements of Income	4
For the Three and Nine Months ended September 30, 2008 and 2007

Consolidated Statements of Cash Flows	5
For the Nine Months ended September 30, 2008 and 2007

Notes to Consolidated Financial Statements	6-25

Item 2. Management’s Discussion and Analysis of	26-33
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION	35-37
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$27,537	$35,287
Accounts receivable, net of reserve of $3,940 and $3,482 in 2008 and 2007, respectively	205,573	167,595
Inventories	244,454	212,909
Other current assets	18,194	20,362
Assets of discontinued operations	1,511	4,592

Total current assets	497,269	440,745

Property, plant and equipment, net	259,746	273,283
Goodwill	455,204	453,228
Acquired intangibles	95,931	96,871
Investment in partnership	2,856	2,644
Other assets	14,666	14,637

	$1,325,672	$1,281,408

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$132,145	$89,551
Accrued expenses	64,108	41,062
Current maturities of long-term debt	2,728	2,955
Liabilities of discontinued operations	—	657

Total current liabilities	198,981	134,225

Long-term debt	426,069	485,654
Deferred income taxes	78,471	78,071
Other non-current liabilities	17,421	15,698
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; issued 30,031,124 and 29,949,229 shares in 2008 and 2007	300	300
Additional paid-in capital	223,093	219,087
Retained earnings	379,485	337,929
Accumulated other comprehensive income	2,294	10,837

	605,172	568,153

Less: cost of 64,777 and 61,467 common shares held in treasury in 2008 and 2007	442	393

Total shareholders’ equity	604,730	567,760

	$1,325,672	$1,281,408

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales
	$377,121	$342,570	$1,081,877	$1,003,116
Cost of sales	298,210	278,796	864,625	821,539

Gross profit	78,911	63,774	217,252	181,577
Selling, general and administrative expense	43,405	38,409	124,669	110,029

Income from operations	35,506	25,365	92,583	71,548
Other (income) expense:
Equity in partnership’s income and other income	(612)	(356)	(973)	(1,023)
Interest expense	6,629	8,372	21,351	23,063

Total other expense	6,017	8,016	20,378	22,040

Income before taxes	29,489	17,349	72,205	49,508
Provision for income taxes	10,222	5,982	25,549	18,072

Income from continuing operations	19,267	11,367	46,656	31,436
Discontinued operations:
Loss from discontinued operations before taxes	(55)	(18,590)	(968)	(21,733)
Income tax benefit	(22)	(3,679)	(359)	(4,847)

Loss from discontinued operations	(33)	(14,911)	(609)	(16,886)

Net income (loss)	$19,234	$(3,544)	$46,047	$14,550

Net income per share — Basic:
Income from continuing operations	$.64	$.38	$1.56	$1.05
Loss from discontinued operations	—	(.50)	(.02)	(.56)

Net income (loss)	$.64	$(.12)	$1.54	$.49

Weighted average shares outstanding — Basic	29,999	29,873	29,971	29,847

Net income per share — Diluted:
Income from continuing operations	$.64	$.38	$1.55	$1.04
Loss from discontinued operations	—	(.50)	(.02)	(.56)

Net income (loss)	$.64	$(.12)	$1.53	$.48

Weighted average shares outstanding — Diluted	30,266	30,147	30,171	30,103

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$46,047	$14,550
Loss from discontinued operations	(609)	(16,886)

Income from continuing operations	46,656	31,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,430	23,789
Provision for deferred income taxes	(610)	797
Equity in partnership’s income and other income	(596)	(778)
Distributions from partnerships	609	603
Stock compensation expense	3,544	2,043
Noncash charges related to property, plant and equipment and other	4,294	551
Increase (decrease) in cash resulting from changes in (net of acquisitions and dispositions):
Accounts receivable	(39,529)	(22,360)
Inventories	(32,682)	27,701
Other current assets and other assets	1,363	1,463
Accounts payable	41,057	13,628
Accrued expenses and other non-current liabilities	23,764	(2,977)

Net cash provided by continuing operations	75,300	75,896
Net cash provided by discontinued operations	1,653	15,955

Net cash provided by operating activities	76,953	91,851

Cash flows from investing activities
Acquisitions, net of cash acquired	(8,604)	(203,980)
Purchases of property, plant and equipment	(14,107)	(12,826)
Net proceeds from sale of property and equipment	2,096	2,734
Net proceeds from sale of business	—	1,680

Net cash used in investing activities from continuing operations	(20,615)	(212,392)
Net cash provided by (used in) investing activities for discontinued operations	161	(69)

Net cash used in investing activities	(20,454)	(212,461)

Cash flows from financing activities
Long-term debt reduction	(113,506)	(2,128)
Proceeds from long-term debt	53,439	147,768
Payment of deferred financing costs	(104)	(1,440)
Payment of dividends	(4,491)	(4,476)
Purchase of treasury stock	(49)	—
Net proceeds from issuance of common stock	200	136
Tax benefit from equity compensation	262	—

Net cash (used in) provided by financing activities	(64,249)	139,860

Net (decrease) increase in cash and cash equivalents	(7,750)	19,250

Cash and cash equivalents at beginning of year	35,287	13,475

Cash and cash equivalents at end of period	$27,537	$32,725

See accompanying notes to condensed consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007 have been prepared by Gibraltar Industries, Inc. (the Company or Gibraltar) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007, have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
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
The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
The changes in shareholders’ equity and comprehensive income consist of (in thousands):

				Additional		Accumulated			Total
	Comprehensive	Common Stock		Paid-In	Retained	Other Comprehensive	Treasury Stock		Shareholders’
	Income	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at January 1, 2008		29,949	$300	$219,087	$337,929	$10,837	61	$(393)	$567,760

Comprehensive income:
Net income	$46,047	—	—	—	46,047	—	—	—	46,047
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,279)
Amortization of other post retirement health care costs, net of tax of $18	29
Unrealized loss on interest rate swaps, net of tax of $172	(293)

Other comprehensive income	(8,543)	—	—	—	—	(8,543)	—	—	(8,543)

Total comprehensive income	$37,504

Equity based compensation expense		—	—	3,544	—	—	—	—	3,544
Cash dividends — $.15 per share		—	—	—	(4,491)	—	—	—	(4,491)
Stock options exercised		22	—	200	—	—	—	—	200
Net settlement of restricted stock units		54	—	—	—	—	4	(49)	(49)
Issuance of restricted stock		6	—	—	—	—	—	—	—
Tax benefit from equity compensation		—	—	262	—	—	—	—	262

Balance at September 30, 2008		30,031	$300	$223,093	$379,485	$2,294	65	$(442)	$604,730

The cumulative balance of each component of accumulated other comprehensive income, net of tax, is as follows (in thousands):

		Minimum	Unamortized	Unrealized	Accumulated
	Foreign currency	pension	post retirement	gain/(loss) on	other
	translation	liability	health care	interest rate	comprehensive
	adjustment	adjustment	costs	swaps	income
Balance at January 1, 2008	$12,610	$42	$(604)	$(1,211)	$10,837

Current period change	(8,279)	—	29	(293)	(8,543)

Balance at September 30, 2008	$4,331	$42	$(575)	$(1,504)	$2,294

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
Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-3 addresses considerations in determining the fair value of a financial asset when the market for that asset is not active.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	(2,308)	—	(2,308)	—
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
During the nine months ended September 30, 2008, the Company issued 167,274 restricted stock units with a grant date fair value of $15.23 per unit, issued 6,000 restricted shares with a grant date fair value of $14.84 per share, and granted 244,800 non-qualified stock options with a weighted average grant date fair value of $6.72 per option. During the nine months ended September 30, 2007, the Company issued 116,372 restricted stock units with a weighted average grant date fair value of $22.75, issued 6,000 restricted shares with a grant date fair value of $21.46, and granted 166,800 non-qualified stock options with a weighted average grant date fair value of $6.86 per option.
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
The fair value of restricted stock units held in the MSPP equals the trailing 200 day closing price of our common stock as of the last day of the period. During the nine months ended September 30, 2008 and 2007, 63,274 and 65,576 restricted stock units, respectively, were credited to participant accounts. At September 30, 2008, the value of the restricted stock units in the MSPP was $14.78 per share.
5. INVENTORIES
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw material	$97,210	$81,220
Work-in process	41,063	33,343
Finished goods	106,181	98,346

Total inventories	$244,454	$212,909

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

As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration through May 2009 based upon the operating results of Home Impressions. The Company paid $803,000 and $128,000 of such additional consideration during the nine months ended September 30, 2008 and 2007, respectively. These payments were recorded as additional goodwill.
On March 9, 2007 the Company acquired all of the outstanding stock of Dramex Corporation (Dramex). Dramex has locations in Ohio, Canada and England and manufactures, markets and distributes a diverse line of expanded metal products used in the commercial building and industrial sectors of the building products market. The acquisition of Dramex strengthens the Company’s position in the expanded metal market and provides additional opportunity for both Dramex’s products and certain products currently manufactured by the Company. The results of Dramex (included in the Company’s Building Products segment) are included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Dramex is not considered significant to the Company’s consolidated results of operations.
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

$22,677

On April 10, 2007 the Company acquired certain assets and liabilities of Noll Manufacturing Company and its affiliates (Noll) with locations in California, Oregon and Washington. The assets the Company acquired from Noll are used to manufacture, market and distribute products for the building, heating, ventilation and air conditioning (HVAC), and lawn and garden components of the building products market. The acquisition of Noll is expected to strengthen our manufacturing, marketing and distribution capabilities and to provide manufacturing and distribution synergies with our existing businesses. The results of Noll (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Noll is not considered significant to the Company’s consolidated results of operations.
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
The aggregate purchase consideration for the acquisition of Florence was $127,244,000 in cash, including direct acquisition costs, and the assumption of a $6,496,000 capital lease. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair values. The identifiable intangible assets consisted of unpatented technology and patents with a value of $2,200,000 (10 year estimated useful life), customer contracts with a value of $15,700,000 (13 year estimated useful life), customer relationships with a value of $7,200,000 (15 year estimated useful life) and trademarks with a value of $6,700,000 (indefinite useful life). The excess consideration over fair value was recorded as goodwill and aggregated approximately $74,778,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$20,451
Property, plant and equipment	12,514
Other assets	265
Long term debt	(6,068)
Identifiable intangible assets	31,800
Goodwill	74,778

$133,740

The Company and the former owners of Florence have made a joint election under Internal Revenue Code (IRC) Section 338(h) (10) which allowed the Company to treat the stock purchase as an asset purchase for tax purposes. In connection with the 338(h)(10) election, and pursuant to the terms of the Stock Purchase Agreement, the Company made additional cash payments to the former shareholders of Florence totaling $7,801,000 during the first six months of 2008. As a result of the 338(h)(10) election, goodwill in the amount of $74,778,000 is fully deductible for tax purposes.

7. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the approximate carrying amount of goodwill by reportable segment for the nine months ended September 30, 2008 is as follows (in thousands):

		Processed
	Building	Metal
	Products	Products
	Segment	Segment	Total
Balance as of January 1, 2008	$445,072	$8,156	$453,228
Additional consideration	8,604	—	8,604
Adjustments to prior year acquisitions	(4,050)	—	(4,050)
Foreign currency translation	(2,869)	291	(2,578)

Balance as of September 30, 2008	$446,757	$8,447	$455,204

Acquired Intangible Assets
Acquired intangible assets at September 30, 2008 are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Estimated Life
Trademark / Trade Name	$42,354	$—	indefinite
Trademark / Trade Name	2,123	543	2 to 15 years
Unpatented Technology	7,484	2,028	5 to 20 years
Customer Relationships	53,949	9,391	5 to 15 years
Non-Competition Agreements	4,398	2,415	5 to 10 years

Balance as of September 30, 2008	$110,308	$14,377

Acquired intangible asset amortization expense for the three and nine month periods ended September 30, 2008 and 2007 aggregated approximately $1,525,000 and $4,649,000 and $923,000 and $2,738,000, respectively.
Amortization expense related to acquired intangible assets for the remainder of fiscal 2008 and the next five years thereafter is estimated as follows (in thousands):

2008	$1,525
2009	$6,018
2010	$5,947
2011	$5,766
2012	$5,629
2013	$5,223

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
The Company allocates interest to its discontinued operations in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force item 87-24, Allocation of Interest to Discontinued Operations. Interest expense of $266,000 and $1,061,000 was allocated to discontinued operations during the three and nine months ended September 30, 2007, respectively. No interest was allocated to discontinued operations during the three and nine months ended September 30, 2008.
Components of the loss from discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$—	$9,258	$—	$36,116
Expenses	55	27,848	968	57,849

Loss from discontinued operations before taxes	$(55)	$(18,590)	$(968)	$(21,733)

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

The following table sets forth the computation of basic and diluted earnings per share as of September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$19,267,000	$11,367,000	$46,656,000	$31,436,000
Loss from discontinued operations	(33,000)	(14,911,000)	(609,000)	(16,886,000)

Income available to common stockholders	$19,234,000	$(3,544,000)	$46,047,000	$14,550,000

Denominator for basic income per share:
Weighted average shares outstanding	29,999,029	29,873,456	29,971,424	29,847,059

Denominator for diluted income per share:
Weighted average shares outstanding	29,999,029	29,873,456	29,971,424	29,847,059
Net effect of dilutive common stock options and restricted stock	267,286	273,060	199,750	255,451

Weighted average shares and conversions	30,266,315	30,146,516	30,171,174	30,102,510

10. RELATED PARTY TRANSACTIONS
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the nine months ended September 30, 2008 and 2007, the Company incurred $1,431,000 and $1,692,000, respectively, for legal services from these firms. Of the amount incurred, $1,431,000 and $1,040,000, was expensed during the nine months ended September 30, 2008 and 2007, respectively. $652,000 was capitalized as acquisition costs and deferred debt issuance costs during the nine months ended September 30, 2007.
At September 30, 2008 and December 31, 2007, the Company had $668,000 and $185,000, respectively, recorded in accounts payable for these law firms.
A member of our Board of Directors is Vice Chairman of the Board of one of the participating lenders in our Second Amended and Restated Credit Agreement dated August 31, 2007 (the Credit Agreement). The Credit Agreement provides a $375,000,000 revolving facility and a $122,700,000 term loan. At September 30, 2008 and December 31, 2007, $135,000,000 and $86,455,000 and $157,916,000 and $121,550,000 were outstanding on the revolving facility and the term loan, respectively. Loans under the Credit Agreement bear interest, at the borrowers’ option at (i) LIBOR plus a margin ranging from 0.60% to 1.40%, depending on the Company’s consolidated leverage ratio, or (ii) the higher of the administrative agent’s prime rate or the federal funds effective rate plus 0.50%. Facility fees are payable to the lenders on their revolving commitments at a rate ranging from 0.150% to 0.350% and annual letter of credit fees range from 0.60% to 1.40% of the stated amount of the letter of credit.
11. BORROWINGS UNDER REVOLVING CREDIT FACILITY
The aggregate borrowing limit under the Company’s revolving credit facility is $375,000,000. At September 30, 2008, the Company had $225,243,000 of availability under the revolving credit facility.

12. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense for the three and nine months ended September 30 (in thousands):

	Pension Benefit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$37	$41	$111	$123
Interest cost	40	35	120	105

Net periodic benefit costs	$77	$76	$231	$228

	Other Post Retirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$18	$29	$54	$87
Interest cost	61	58	185	174
Amortization of unrecognized prior service cost	(5)	(5)	(15)	(15)
Loss amortization	21	31	63	93

Net periodic benefit costs	$95	$113	$287	$339

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

The following unaudited table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales
Building Products	$277,494	$247,175	$787,875	$710,522
Processed Metal Products	99,627	95,395	294,002	292,594

	$377,121	$342,570	$1,081,877	$1,003,116

Income (loss) from operations
Building Products	$33,500	$28,497	$93,938	$78,382
Processed Metal Products	12,165	5,540	24,826	16,089
Corporate	(10,159)	(8,672)	(26,181)	(22,923)

	$35,506	$25,365	$92,583	$71,548

Depreciation and amortization
Building Products	$6,499	$5,851	$19,647	$16,558
Processed Metal Products	2,058	1,666	5,502	5,174
Corporate	740	703	2,281	2,057

	$9,297	$8,220	$27,430	$23,789

Capital expenditures (excluding acquisitions)
Building Products	$2,728	$2,054	$10,232	$8,575
Processed Metal Products	590	1,314	2,076	3,350
Corporate	1,349	62	1,799	901

	$4,667	$3,430	$14,107	$12,826

	September 30, 2008	December 31, 2007
Total identifiable assets
Building Products	$1,042,229	$1,001,541
Processed Metal Products	245,816	219,014
Corporate	37,627	60,853

	$1,325,672	$1,281,408

14. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The following table provides a summary of exit activity costs and asset impairments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Exit activities costs	$1,238	$435	$4,089	$2,377
Charges related to asset impairments	2,509	—	2,509	—

Total exit activity costs and asset impairment charges	$$3,747	$$435	$6,598	$2,377

Exit activity costs of $1,238,000 for the three months ended September 30, 2008 relate to facility consolidation and severance costs incurred by our Building Products segment. The $2,509,000 of asset impairment charges for the three months ended September 30, 2008 include a $1,370,000 impairment charge for a plant closed in our Building Products segment and a $1,139,000 impairment charge for a corporate software application no longer in use. The $435,000 of exit activity costs for the three months ended September 30, 2007 relate to facility consolidation and severance costs incurred by our Building Products segment and Processed Metal Products segment.
Exit activity costs of $4,089,000 for the nine months ended September 30, 2008 relate to facility consolidation and severance costs incurred by our Building Products segment and Processed Metal Products segment. The $2,509,000 of asset impairment charges for the nine months ended September 30, 2008 include a $1,370,000 impairment charge for a plant closed in our Building Products segment and a $1,139,000 impairment charge for a corporate software application no longer in use. The $2,377,000 of exit activity costs for the nine months ended September 30, 2007 relate to facility consolidation and severance costs incurred by our Building Products and Processed Metals Products segment.
15. SUBSEQUENT EVENT
On October 3, 2008, the Company entered into a definitive agreement to sell the issued and outstanding capital stock of its SCM Metal Products subsidiaries (SCM), a powder metals business, for a purchase price of approximately $47.3 million, subject to adjustment for working capital. We closed on the sale on November 5, 2008. The purchase price was payable by delivery of a promissory note in the principal amount of $8.5 million and cash. Interest is payable on the promissory note quarterly at interest rates that increase over time from 8% to 12% per annum. We expect to incur a pre-tax loss of $16.7 million from this transaction.
Net sales generated by SCM (included in the Processed Metal Products segment) were $35,307,000 and $98,952,000 and $29,701,000 and $84,429,000 for the three and nine month periods ended September 30, 2008 and 2007, respectively.
16. SUPPLEMENTAL FINANCIAL INFORMATION
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

Gibraltar Industries, Inc.
Consolidating Balance Sheets
September 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$10,222	$17,315	$—	$27,537
Accounts receivable	—	179,100	26,473	—	205,573
Intercompany balances	205,400	(184,342)	(21,058)	—	—
Inventories	—	230,887	13,567	—	244,454
Other current assets	—	17,297	897	—	18,194
Assets of discontinued operations	—	1,511	—	—	1,511

Total current assets	205,400	254,675	37,194	—	497,269

Property, plant and equipment, net	—	240,181	19,565	—	259,746
Goodwill	—	417,256	37,948	—	455,204
Acquired intangibles	—	80,937	14,994	—	95,931
Investment in partnership	—	2,856	—	—	2,856
Other assets	5,239	9,251	176	—	14,666
Investment in subsidiaries	600,813	85,711	—	(686,524)	—

	811,452	1,090,867	109,877	(686,524)	1,325,672

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	—	119,478	12,667	—	132,145
Accrued expenses	5,440	53,839	4,829	—	64,108
Current maturities of long-term debt	—	2,728	—	—	2,728

Total current liabilities	5,440	176,045	17,496	—	198,981

Long-term debt	201,282	224,787	—	—	426,069
Deferred income taxes	—	72,251	6,220	—	78,471
Other non-current liabilities	—	16,971	450	—	17,421
Shareholders’ equity	604,730	600,813	85,711	(686,524)	604,730

	$811,452	$1,090,867	$109,877	$(686,524)	$1,325,672

Gibraltar Industries, Inc.
Consolidating Balance Sheets
December 31, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$11,090	$24,197	$—	$35,287
Accounts receivable, net	—	146,379	21,216	—	167,595
Intercompany balances	210,891	(191,268)	(19,623)	—	—
Inventories	—	199,516	13,393	—	212,909
Other current assets	—	19,524	838	—	20,362
Assets of discontinued operations	—	4,592	—	—	4,592

Total current assets	210,891	189,833	40,021	—	440,745

Property, plant and equipment, net	—	251,233	22,050	—	273,283
Goodwill	—	405,869	47,359	—	453,228
Acquired intangibles	—	83,762	13,109	—	96,871
Investment in partnership	—	2,644	—	—	2,644
Other assets	5,781	8,621	235	—	14,637
Investment in subsidiaries	553,526	98,883	—	(652,409)	—

	$770,198	$1,040,845	$122,774	$(652,409)	$1,281,408

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$76,698	$12,853	$—	$89,551
Accrued expenses	1,360	35,797	3,905	—	41,062
Current maturities of long-term debt	—	2,955	—	—	2,955
Liabilities of discontinued operations	—	657	—	—	657

Total current liabilities	1,360	116,107	16,758	—	134,225

Long-term debt	201,078	283,512	1,064	—	485,654
Deferred income taxes	—	72,463	5,608	—	78,071
Other non-current liabilities	—	15,237	461	—	15,698
Shareholders’ equity	567,760	553,526	98,883	(652,409)	567,760

	$770,198	$1,040,845	$122,774	$(652,409)	$1,281,408

Gibraltar Industries, Inc.
Consolidating Statements of Income
Three Months Ended September 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$340,999	$40,606	$(4,484)	$377,121

Cost of sales	—	269,823	32,871	(4,484)	298,210

Gross profit	—	71,176	7,735	—	78,911

Selling, general and administrative expense	645	39,338	3,422	—	43,405

Income from operations	(645)	31,838	4,313	—	35,506

Other (income) expense
Equity in partnership’s income and other income	—	(612)	—	—	(612)
Interest expense (income)	4,121	2,563	(55)	—	6,629

Total other expense (income)	4,121	1,951	(55)	—	6,017

(Loss) income before taxes	(4,766)	29,887	4,368	—	29,489

(Benefit from) provision for income taxes	(1,620)	10,403	1,439	—	10,222

(Loss) income from continuing operations	(3,146)	19,484	2,929	—	19,267

Discontinued operations
Loss from discontinued operations before taxes	—	(55)	—	—	(55)
Income tax benefit	—	(22)	—	—	(22)

Loss from discontinued operations	—	(33)	—	—	(33)

Equity in earnings from subsidiaries	22,380	2,929	—	(25,309)	—

Net income	$19,234	$22,380	$2,929	$(25,309)	$19,234

Gibraltar Industries, Inc.
Consolidating Statements of Income
Three Months Ended September 30, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$305,572	$39,824	$(2,826)	$342,570

Cost of sales	—	248,704	32,918	(2,826)	278,796

Gross profit	—	56,868	6,906	—	63,774

Selling, general and administrative expense	(2)	35,046	3,365	—	38,409

Income from operations	2	21,822	3,541	—	25,365

Other (income) expense
Equity in partnership’s income and other income	—	(343)	(13)	—	(356)
Interest expense (income)	4,208	4,244	(80)	—	8,372

Total other expense (income)	4,208	3,901	(93)	—	8,016

(Loss) income before taxes	(4,206)	17,921	3,634	—	17,349

Provision for income taxes	(1,557)	6,874	665	—	5,982

(Loss) income from continuing operations	(2,649)	11,047	2,969	—	11,367

Discontinued operations
Loss from discontinued operations before taxes	—	(18,590)	—	—	(18,590)
Income tax benefit	—	(3,679)	—	—	(3,679)

Loss from discontinued operations	—	(14,911)	—	—	(14,911)

Equity in earnings from subsidiaries	(895)	2,969	—	(2,074)	—

Net (loss) income	$(3,544)	$(895)	$2,969	$(2,074)	$(3,544)

Gibraltar Industries, Inc.
Consolidating Statements of Income
Nine Months Ended September 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$974,514	$120,687	$(13,324)	$1,081,877

Cost of sales	—	781,145	96,804	(13,324)	864,625

Gross profit	—	193,369	23,883	—	217,252

Selling, general and administrative expense	(598)	114,185	11,082	—	124,669

Income from operations	598	79,184	12,801	—	92,583

Other (income) expense
Equity in partnership’s income and other income	—	(970)	(3)	—	(973)
Interest expense	11,662	9,237	452	—	21,351

Total other expense	11,662	8,267	449	—	20,378

(Loss) income before taxes	(11,064)	70,917	12,352	—	72,205

(Benefit from) provision for income taxes	(4,193)	25,882	3,860	—	25,549

(Loss) income from continuing operations	(6,871)	45,035	8,492	—	46,656

Discontinued operations
Loss from discontinued operations before taxes	—	(968)	—	—	(968)
Income tax benefit	—	(359)	—	—	(359)

Loss from discontinued operations	—	(609)	—	—	(609)

Equity in earnings from subsidiaries	52,918	8,492	—	(61,410)	—

Net income	$46,047	$52,918	$8,492	$(61,410)	$46,047

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$906,001	$106,219	$(9,104)	$1,003,116

Cost of sales	—	743,771	86,872	(9,104)	821,539

Gross profit	—	162,230	19,347	—	181,577

Selling, general and administrative expense	193	100,241	9,595	—	110,029

(Loss) income from operations	(193)	61,989	9,752	—	71,548

Other (income) expense
Equity in partnership’s income and other income	—	(1,013)	(10)	—	(1,023)
Interest expense (income)	12,616	10,609	(162)	—	23,063

Total other expense (income)	12,616	9,596	(172)	—	22,040

(Loss) income before taxes	(12,809)	52,393	9,924	—	49,508

(Benefit from) provision for income taxes	(4,740)	19,775	3,037	—	18,072

(Loss) Income from continuing operations	(8,069)	32,618	6,887	—	31,436

Discontinued operations
Loss from discontinued operations before taxes	—	(21,733)	—	—	(21,733)
Income tax benefit	—	(4,847)	—	—	(4,847)

Loss from discontinued operations	—	(16,886)	—	—	(16,886)

Equity in earnings from subsidiaries	22,619	6,887	—	(29,506)	—

Net income	$14,550	$22,619	$6,887	$(29,506)	$14,550

Gibraltar Industries, Inc.
Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by continuing operations	$(3,973)	$74,712	$4,561	$—	$75,300
Net cash provided by discontinued operations	—	1,653	—	—	1,653

Net cash (used in) provided by operating activities	(3,973)	76,365	4,561	—	76,953

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	—	(8,604)	—	—	(8,604)
Purchases of property, plant and equipment	—	(12,295)	(1,812)	—	(14,107)
Net proceeds from sale of property and equipment	—	2,066	30	—	2,096

Net cash used in investing activities from continuing operations	—	(18,833)	(1,782)	—	(20,615)
Net cash provided by investing activities for discontinued operations	—	161	—	—	161

Net cash used in investing activities	—	(18,672)	(1,782)	—	(20,454)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(111,952)	(1,554)	—	(113,506)
Proceeds from long-term debt	—	53,000	439	—	53,439
Intercompany financing	8,051	495	(8,546)	—	—
Payment of deferred financing costs	—	(104)	—	—	(104)
Payment of dividends	(4,491)	—	—	—	(4,491)
Purchase of treasury stock	(49)	—	—	—	(49)
Net proceeds from issuance of common stock	200	—	—	—	200
Tax benefit from equity compensation	262	—	—	—	262

Net cash provided by (used in) financing activities	3,973	(58,561)	(9,661)	—	(64,249)

Net decrease in cash and cash equivalents	—	(868)	(6,882)	—	(7,750)

Cash and cash equivalents at beginning of year	—	11,090	24,197	—	35,287

Cash and cash equivalents at end of period	$—	$10,222	$17,315	$—	$27,537

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2007
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by continuing operations	$(8,170)	$72,008	$12,058	$—	$75,896
Net cash provided by discontinued operations	—	15,955	—	—	15,955

Net cash (used in) provided by operating activities	(8,170)	87,963	12,058	—	91,851

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	—	(183,498)	(20,482)	—	(203,980)
Purchases of property, plant and equipment	—	(11,756)	(1,070)	—	(12,826)
Net proceeds from sale of property and equipment		2,715	19	—	2,734
Net proceeds from sale of business	—	1,680	—	—	1,680

Net cash used in investing activities from continuing operations	—	(190,859)	(21,533)	—	(212,392)
Net cash used in investing activities for discontinued operations	—	(69)	—	—	(69)

Net cash used in investing activities	—	(190,928)	(21,533)	—	(212,461)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(1,859)	(269)	—	(2,128)
Proceeds from long-term debt	—	147,768	—	—	147,768
Intercompany financing	12,510	(35,650)	23,140	—	—
Payment of deferred financing costs	—	(1,440)	—	—	(1,440)
Payment of dividends	(4,476)	—	—	—	(4,476)
Net proceeds from issuance of common stock	136	—	—	—	136

Net cash provided by financing activities	8,170	108,819	22,871	—	139,860

Net increase in cash and cash equivalents	—	5,854	13,396	—	19,250

Cash and cash equivalents at beginning of year	—	4,982	8,493	—	13,475

Cash and cash equivalents at end of year	$—	$10,836	$21,889	$—	$32,725

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company’s business, and management’s beliefs about future operating results and financial position. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Statements by the Company, other than historical information, constitute “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements. Factors that could affect these statements include, but are not limited to, the following: the impact of changing steel prices on the Company’s results of operations; changes in raw material pricing and availability; changing demand for the Company’s products and services; changes in the liquidity of the capital and credit markets; and changes in interest or tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except in very limited circumstances when required by applicable law or regulation.
Gibraltar is a leading manufacturer, processor, and distributor of products for the building, industrial and vehicular markets which include ventilation products, mailboxes, bar grating, expanded metal and cold-rolled strip steel. Our full year 2007 net sales and income from continuing operations were $1,312 million and $31.1 million, respectively.
Our business strategy is to focus on manufacturing high value-added products within niche markets where we can capture market leading positions. Our strategy includes organic initiatives which are complemented by strategic acquisitions that strengthen product and end market leadership. Gibraltar reports in two business segments: Building Products and Processed Metal Products.
Our Building Products segment focuses on expanding market share in the residential markets; further penetrating domestic and international commercial building, industrial, and architectural markets; participating as a buyer in our industry consolidation; and improving its operational productivity and efficiency through both operational excellence and facility consolidation.
Our Processed Metal Products segment focuses on increased penetration with transplant auto manufacturers; expanding international market opportunities; and serving the global shift toward automatic transmissions which require more components. This segment is also striving to increase its operational productivity and efficiency through similar means.
We have deployed capital in completing 31 strategic acquisitions over the past 13 years. In 2007, we completed three acquisitions with combined annualized revenues of $160 million that are now part of our Building Products segment.
In our continual evaluation of our businesses’ performance, we also evaluate each business’ current and expected performance, with the goal that every business contribute to Gibraltar’s growth in sales, operating margins and cash flow. In 2007, we determined that two businesses would not be strong contributors to Gibraltar’s long term financial success and, therefore, divested a steel service center business and a bath cabinet manufacturing business. On October 3, 2008, we entered into a definitive agreement to sell our powder metals business, SCM Metal Products (SCM). We closed on the sale on November 5, 2008. SCM is reported in our Processed Metal Products segment. We expect to continue focusing our resources and capital on those areas that we expect to provide the best long-term strategic fit.

In the first nine months of 2008, we continued to face slowdowns in two of the key end markets we serve, automotive and residential new housing construction, that affected sales volumes in both of our segments. Despite the market slowdowns, Gibraltar has been able to increase its net sales through the third quarter of 2008 compared to the prior year period. We offset the sales decline from lower residential new home construction in our Building Products segment was offset by increased activity in the commercial, industrial, architectural, and international markets. We are also managing increased costs from raw material suppliers by working with customers to obtain price increases to allow us to achieve better margin alignment. Due to these factors, our historic businesses collectively had modest sales increases compared to 2007, which was amplified in 2008 by the benefit of the incremental sales and profits from our 2007 acquisitions.
We have also focused on operational excellence through lean initiatives and consolidating facilities to reduce our operating costs. We closed or consolidated a total of 22 facilities since January 2007. Operating margins have improved during 2008 due to better alignment of customer selling prices to material costs and savings from lean initiatives and facility consolidations completed during 2007 and 2008.
Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30 (in thousands):

				Change due to
			Total		Foreign
	2008	2007	Change	Acquisitions	Currency	Operations
Net sales:
Building Products	$277,494	$247,175	$30,319	$13,716	$877	$15,726
Processed Metal Products	99,627	95,395	4,232	—	250	3,982

	$377,121	$342,570	$34,551	$13,716	$1,127	$19,708

Net sales increased by $34.6 million, or 10% to $377.1 million for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007. The 2007 acquisition of Florence provided incremental sales of $13.7 million, or 4%, of the third quarter increase. Changes in foreign currency exchange rates have contributed to $1.1 million, or less than one percent, of the third quarter increase. Sales by our historic businesses without the effects of exchange rate fluctuations increased $19.7 million, or 6%.
Net sales in our Building Products segment increased by $30.3 million, or 12%, to $277.5 million for the quarter ended September 30, 2008, from net sales of $247.2 million for the quarter ended September 30, 2007. Excluding the $13.7 million in incremental net sales provided by the 2007 acquisition of Florence and the $0.9 million impact of exchange rate fluctuations, the increase in net sales was $15.7 million, or 6% from the same period in the prior year, a net result of higher customer selling prices on products used in the commercial, industrial, architectural, and international markets which offset declining volumes from our residential products due to the effects of the slowdown in the residential housing market.
Net sales in our Processed Metal Products segment increased by $4.2 million, or 4%, to $99.6 million for the quarter ended September 30, 2008, from net sales of $95.4 million for the quarter ended September 30, 2007. Excluding the $0.2 million impact of exchange rate fluctuations, the increase in net sales was $4.0 million, or 4%, from the same period in the prior year. The increase in net sales was primarily a function of increased sales in Asia and increased selling prices that allow us to achieve better margin alignment offset by volume reductions due to the decline in domestic automotive production.

Gross margin increased to 20.9% for the quarter ended September 30, 2008, from 18.6% for the quarter ended September 30, 2007. The increase in gross margin was the result of a better alignment of customer selling prices to raw material costs and lower costs due to our lean initiatives and facility consolidations, partially offset by the effects of reductions in volume and product mix.
Selling, general and administrative expenses increased by approximately $5.0 million, or 13%, to $43.4 million for the quarter ended September 30, 2008, from $38.4 million for the quarter ended September 30, 2007. The acquisition of Florence generated a $1.5 million increase in selling, general and administrative expenses. Excluding the effect of acquisitions, selling, general and administrative expenses increased $3.5 million, or 9% during the quarter. Selling, general and administrative expenses as a percentage of net sales increased to 11.5% for the quarter ended September 30, 2008, from 11.2% for the quarter ended September 30, 2007 as a result of a $1.1 million charge for software no longer in use, higher incentive compensation costs due to improved operating results, and costs incurred from our continued facility consolidation efforts.
As a result of the above, income from operations as a percentage of net sales for the quarter ended September 30, 2008 increased to 9.4% from 7.4% for the prior year’s comparable period.
The following table sets forth the Company’s income from operations by reportable segment for the three months ending September 30 (in thousands):

				Change due to
			Total		Foreign
	2008	2007	Change	Acquisitions	Currency	Operations
Income from operations:
Building Products	$33,500	$28,497	$5,003	$1,619	$650	$2,734
Processed Metal Products	12,165	5,540	6,625	—	31	6,594
Corporate	(10,159)	(8,672)	(1,487)	—	—	(1,487)

	$35,506	$25,365	$10,141	$1,619	$681	$7,841

Income from operations as a percentage of net sales in our Building Products segment for the quarter ended September 30, 2008 increased to 12.1% from 11.5% in the quarter ended September 30, 2007. The increase in income from operations is the result of our continued efforts to reduce manufacturing costs and scale our operations for lower unit volumes through lean initiatives and facility consolidations and the acquisition of Florence all of which more than offset $2.7 million of reorganization costs related to facility consolidations.
Income from operations as a percentage of net sales in our Processed Metal Products segment increased to 12.2% of net sales for the quarter ended September 30, 2008 from 5.8% for the prior year’s comparable period. The increase in operating margin percentage is a result of lower costs due to the completion of our consolidation of the flat rolled business and a better alignment of customer selling prices to raw material costs.
Corporate expenses increased $1.5 million, or 17%, to $10.2 million for the quarter ended September 30, 2008 from $8.7 million in the quarter ended September 30, 2007. The increase in corporate expenses is primarily due to a $1.1 million charge for software no longer in use and higher incentive compensation costs due to improved operating results.
Interest expense decreased by approximately $1.8 million to $6.6 million for the quarter ended September 30, 2008, from $8.4 million for the quarter ended September 30, 2007. The decrease in interest expense was due to a combination of lower average borrowings and lower average interest rates during the quarter ended September 30, 2008 compared to the comparable period in the prior year.

As a result of the above, income from continuing operations before taxes increased by approximately $12.2 million, or 70%, to $29.5 million for the quarter ended September 30, 2008, compared to $17.3 million for the quarter ended September 30, 2007.
Income taxes for the quarter ended September 30, 2008 were $10.2 million, an effective tax rate of 34.7%, compared with $6.0 million, an effective rate of 34.5%, for the same period in 2007.
Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
The following table sets forth the Company’s net sales by reportable segment for the nine months ended
September 30 (in thousands):

				Change due to
			Total		Foreign
	2008	2007	Change	Acquisitions	Currency	Operations
Net sales:
Building Products	$787,875	$710,522	$77,353	$72,782	$8,437	$(3,866)
Processed Metal Products	294,002	292,594	1,408	—	555	853

	$1,081,877	$1,003,116	$78,761	$72,782	$8,992	$(3,013)

Net sales increased by $78.8 million, or 8% to $1,081.9 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The 2007 acquisitions of Dramex, Noll and Florence provided incremental sales of $72.8 million, or 7%, in the first nine months of 2008. Changes in foreign currency exchange rates have contributed to $9.0 million, or 1%, of the year to date increase. Sales by our historic businesses without the effects of exchange rate fluctuations decreased $3.0 million, or less than one percent.
Net sales in our Building Products segment increased by $77.4 million, or 11%, to $787.9 million for the nine months ended September 30, 2008, from net sales of $710.5 million for the nine months ended September 30, 2007. Excluding the $72.8 million in incremental net sales provided by the 2007 acquisitions of Dramex, Noll and Florence and the $8.4 million impact of exchange rate fluctuations, net sales decreased $3.9 million, or 1%, from the same period in the prior year, the net result of declining volumes from our residential products due to the effects of the slowdown in the residential housing market which offset higher customer selling prices on products used in the commercial, industrial, architectural, and international markets.
Net sales in our Processed Metal Products segment increased by $1.4 million to $294.0 million for the nine months ended September 30, 2008, from net sales of $292.6 million for the nine months ended September 30, 2007. Excluding the $0.6 million impact of exchange rate fluctuations, the increase in net sales was $0.9 million, or less than one percent, from the same period in the prior year. Net sales have remained flat due to the net result of increased customer selling prices that allow us to achieve better margin alignment, exchange rate fluctuations, and volume reductions due to the decline in domestic automotive production.
Gross margin increased to 20.1% for the nine months ended September 30, 2008, from 18.1% for the nine months ended September 30, 2007. The increase in gross margin was the result of a better alignment of customer selling prices to raw material costs and lower costs due to our lean initiatives and facility consolidations, partially offset by the effects of an increase in freight costs, reductions in volume, and product mix. The 2007 acquisitions of Dramex and Florence also contributed to the higher gross margin during the nine months ended September 30, 2008.

Selling, general and administrative expenses increased by approximately $14.7 million, or 13%, to $124.7 million for the nine months ended September 30, 2008, from $110.0 million for the nine months ended September 30, 2007. The increase in selling, general and administrative expenses was due primarily to the acquisitions noted above. Excluding the effect of acquisitions, selling, general and administrative expenses increased $6.1 million, or 6%, over the prior year period. Selling, general and administrative expenses as a percentage of net sales increased to 11.5% for the nine months ended September 30, 2008, from 11.0% for the nine months ended September 30, 2007 as a result of a $1.1 million charge for software no longer in use, increased amortization of acquired intangible assets due to the 2007 acquisitions, and higher incentive compensation costs due to improved operating results.
As a result of the above, income from operations as a percentage of net sales for the nine months ended September 30, 2008 increased to 8.6% from 7.1% for the prior year’s comparable period.
The following table sets forth the Company’s income from operations by reportable segment for the nine months ending September 30 (in thousands):

				Change due to
			Total		Foreign
	2008	2007	Change	Acquisitions	Currency	Operations
Income from operations:
Building Products	$93,938	$78,382	$15,556	$8,874	$52	$6,630
Processed Metal Products	24,826	16,089	8,737	—	2,597	6,140
Corporate	(26,181)	(22,923)	(3,258)	—	—	(3,258)

	$92,583	$71,548	$21,035	$8,874	$2,649	$9,512

Income from operations as a percentage of net sales in our Building Products segment for the nine months ended September 30, 2008 increased to 11.9% from 11.0% in the same period in 2007. The increase in income from operations is the result of our continued efforts to reduce manufacturing costs and scale our operations for lower unit volumes through lean initiatives and facility consolidations along with improved alignment of customer selling prices to raw material costs offset by a $3.6 million increase in reorganization costs compared to the prior year period related to our facility consolidation process.
Income from operations as a percentage of net sales in our Processed Metal Products segment increased to 8.4% of net sales for the nine months ended September 30, 2008 from 5.5% for the prior year’s comparable period. The increase in operating margin percentage is a result of lower costs due to the completion of our consolidation of the flat rolled business and a better alignment of customer selling prices to raw material costs.
Corporate expenses increased $3.3 million, or 14%, to $26.2 million for the nine months ended September 30, 2008 from $22.9 million in the nine months ended September 30, 2007. The increase in corporate expenses is due to a $1.1 million charge for software no longer in use and higher incentive compensation costs due to improved operating results.
Interest expense decreased by approximately $1.7 million to $21.4 million for the nine months ended September 30, 2008, from $23.1 million for the nine months ended September 30, 2007. Interest expense remained consistent with the prior year for the first six months of the year as lower average interest rates offset the effect of higher average borrowings during the six months ended June 30, 2008. Interest expense decrease during the third quarter of 2008 compared to the same period in the prior year due to a combination of lower average borrowings and lower average interest rates.

As a result of the above, income from continuing operations before taxes increased by approximately $22.7 million, or 46%, to $72.2 million for the nine months ended September 30, 2008, compared to $49.5 million for the nine months ended September 30, 2007.
Income taxes for the nine months ended September 30, 2008 were $25.5 million, an effective tax rate of 35.4%, compared with $18.1 million, an effective rate of 36.5%, for the same period in 2007. The lower effective rate for the first nine months of 2008 reflects the benefit of a decrease in our overall state income tax rate.
Outlook
We expect a more significant seasonal slowdown in sales volume during the fourth quarter primarily driven by the overall volatility of the U.S. economy. We expect 2008 earnings per share from continuing operations to be in the range of $1.61 to $1.68 per diluted share if the sale of SCM had not occurred, compared to previous guidance of $1.50 to $1.65, and $1.03 in 2007, barring a significant change in current business conditions. However, we closed the SCM transaction on November 5; therefore, the results of SCM will be reclassified to discontinued operations for all periods presented. As a result, we expect 2008 earnings per share from continuing operations in the range of $1.47 to $1.54 per diluted share compared to earnings per share from continuing operations of $0.89 per diluted share for 2007. The reduction of 2008 and 2007 earnings per share from continuing operations includes the reclassification to discontinued operations of SCM’s profits plus a portion of interest expense related to SCM’s net assets.
Liquidity and Capital Resources
The Company’s principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machinery and equipment and to fund acquisitions.
During the first nine months of 2008, the Company’s cash flows from continuing operations totaled $75.3 million driven by profitable operating results and working capital management. Net cash provided by operating activities for the nine months ended September 30, 2008 was $77.0 million and was primarily the result of net income from continuing operations of $46.7 million combined with depreciation and amortization of $27.4 million.
During the nine months ended September 30, 2008, working capital decreased by approximately $8.2 million, or 2.7%, to $298.3 million. This decrease in working capital was primarily driven by our focus on working capital efficiency. The net change included a $42.6 million increase in accounts payable, and a $23.0 million increase in accrued expenses along with a decrease of $7.8 million in cash, partially offset by a $38.0 million increase in accounts receivable and a $31.5 million increase in inventories. The increase in receivables is the result of the increase in sales during the third quarter of 2008, compared to sales during the fourth quarter of 2007. The increase in inventories was the result of the seasonality of our business and the increase in raw material costs during the first nine months of 2008. The increase in payables is due to the timing of purchases of, and payment for, raw material and the increase in accrued expenses is a result of the timing of payment for income taxes, incentive compensation, customer rebates and insurance coverage.
The cash on hand at the beginning of the nine month period and cash generated by operations was used to fund capital expenditures of $14.1 million, additional acquisition costs of $8.6 million primarily related to a payment to the former owners of Florence for the 338(h)(10) election, provide for net reduction in outstanding indebtedness by $60.1 million and pay cash dividends of $4.5 million.
We are using the cash proceeds from the sale of SCM to repay a portion of our term loan and revolving credit facility during the fourth quarter of 2008.

Senior credit facility and senior subordinated notes
The Company’s credit agreement provides a revolving credit facility and a term loan, which is due in December 2012. The revolving credit facility of up to $375.0 million and the term loan with a balance of $86.5 million as of September 30, 2008 are secured with the Company’s accounts receivable, inventories and personal property and equipment. At September 30, 2008, the Company had used $135.0 million of the revolving credit facility and had letters of credit outstanding of $14.8 million, resulting in $225.2 million in availability. Borrowings under the revolving credit facility carry interest at LIBOR plus a fixed rate. The weighted average interest rate of these borrowings was 3.43% at September 30, 2008. Borrowings under the term loan carry interest at LIBOR plus a fixed rate. The weighted average rate in effect on September 30, 2008 was 4.97%.
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
The Company’s various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. At September 30, 2008 the Company was in compliance with terms and provisions of all of its financing agreements.
For the remainder of 2008, the Company is focused on maximizing positive cash flow, working capital management, and debt reduction. As of September 30, 2008, we believe that availability of funds under our existing credit facility together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support its principal capital requirements, including operating activities, capital expenditures, and dividends. One of the banks in our syndicate was acquired by another bank in our syndicate in October 2008. We continue to monitor the financial condition of the members in our syndicate, and based upon this monitoring, believe that our current banking relationships will continue to provide the liquidity needed to support the capital requirements described above.
The Company regularly considers various strategic business opportunities including acquisitions. The Company evaluates such potential acquisitions on the basis of their expected ability to enhance the Company’s existing products, operations, or capabilities, as well as provide access to new products, markets and customers. Although no assurances can be given that any acquisition will be consummated, the Company may finance such acquisitions through a number of sources including internally available cash resources, new debt financing, the issuance of equity securities or any combination of these sources.
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
As of January 1, 2008, the Company adopted the provisions of SFAS No. 157 “Fair Value Measurements” as discussed in Note 3 to the consolidated financial statements included in Item 1, herein.
Other than the adoption of SFAS No. 157 discussed above, there have been no changes in critical accounting policies in the current year from those described in our 2007 Form 10-K.
Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued SFAS No. 161 (SFAS No. 161) “Disclosures about Derivative Instruments and Hedging Activities” in March 2008. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of SFAS No. 161 is not anticipated to materially impact the Company’s consolidated financial position and results of operations.
Related Party Transactions
Two members of our Board of Directors are partners in law firms that provide legal services to the Company. For the nine months ended September 30, 2008 and 2007, the Company incurred $1,431,000 and $1,692,000, respectively, for legal services from these firms. Of the amount incurred, $1,431,000 and $1,040,000, was expensed during the nine months ended September 30, 2008 and 2007, respectively. $652,000 was capitalized as acquisition costs and deferred debt issuance costs during the nine months ended September 30, 2007.
At September 30, 2008 and December 31, 2007, the Company had $668,000 and $185,000, respectively, recorded in accounts payable for these law firms.
A member of our Board of Directors is Vice Chairman of the Board of one of the participating lenders in our Second Amended and Restated Credit Agreement dated August 31, 2007 (the Credit Agreement). The Credit Agreement provides a $375,000,000 revolving facility and a $122,700,000 term loan. At September 30, 2008 and December 31, 2007 $135,000,000 and $86,455,000 and $157,916,000 and $121,550,000 were outstanding on the revolving facility and the term loan, respectively. Loans under the Credit Agreement bear interest, at the borrowers’ option at (i) LIBOR plus a margin ranging from 0.60% to 1.40%, depending on the Company’s consolidated leverage ratio, or (ii) the higher of the administrative agent’s prime rate or the federal funds effective rate plus 0.50%. Facility fees are payable to the lenders on their revolving commitments at a rate ranging from 0.150% to 0.350% and annual letter of credit fees range from 0.60% to 1.40% of the stated amount of the letter of credit.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable rate debt to fixed rate debt. At September 30, 2008, the Company had $57.5 million of revolving credit borrowings that had been converted to fixed rate debt pursuant to this agreement. There have been no material changes to the Company’s exposure to market risk since December 31, 2007.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2007. These risks and uncertainties have the potential to affect materially our business, financial condition, results of operation, cash flows and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

Other than as described below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007.

The United States and worldwide capital and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions.

These events have caused market prices of many stocks to fluctuate substantially, the spreads on prospective debt financings to widen considerably and have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities and could reduce our net income by increasing our interest expense and other costs of capital. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock. These events are also being experienced by our customers and could result in lower sales volumes, increased credit risks and may have other adverse effects on our business.
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

Date: November 6, 2008