Form 10-K
period 2008-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2009-02-26
CIK 912562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-22462

GIBRALTAR INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	16-1445150
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)
3556 Lake Shore Road, P.O. Box 2028, Buffalo, New York	14219-0228
(address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(716) 826-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	NASDAQ Stock Exchange Global Select Market®

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the NASDAQ Stock Exchange Global Select Market® on June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was approximately $394.9 million.

As of February 23, 2009, the number of common shares outstanding was: 29,951,598.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference to, the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (2008 Proxy Statement), which will be filed no later than 120 days after the end of the registrant’s 2008 fiscal year.

Exhibit Index begins on Page 92

Safe Harbor Statement

The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the “Act”). Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company’s business, and management’s beliefs about future operations, results and financial position. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Statements by the Company, other than historical information, constitute “forward looking statements” within the meaning of the Act and may be subject to a number of risk factors and uncertainty. Risk factors that could affect these statements include, but are not limited to, the following: general economic conditions; the impact of the availability and the effects of changing raw material prices on the Company’s results of operations; energy prices and usage ; the ability to pass through cost increases to customers; changing demand for the Company’s products and services; risks associated with the integration of acquisitions; and changes in interest or tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic, regulatory and political conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.

PART I

Item 1.	Description of Business

General

We are a leading manufacturer, processor and distributor of residential and commercial building products and processed metal products for the building and construction, industrial, and automotive markets. Our building products are used by homeowners and builders to provide structural and architectural enhancements for residential and commercial building projects. Our processed metal products are comprised primarily of steel shaped to specific widths and hardened to certain tolerances as required by our customers. We serve customers in a variety of industries in all 50 states and throughout the world. We operate 59 facilities in 26 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers.

We sell our products both domestically and internationally. We operate in the following two business segments:

•	Building Products — Through acquisitions and organic growth, we have created a building products business that now offers more than 5,000 products, many of which are market leaders. Our building products segment operates 54 facilities in 24 states, Canada, England, Germany and Poland.

•	Processed Metal Products — Our processed metal products segment focuses on value-added precision sizing and treating of steel for a variety of uses. Our processed metal products segment operates four facilities in four states.

The following table sets forth the selected products, industries served and customers for each segment.

	Building Products	Processed Metal Products

Selected products/services	• Mailboxes	• Cold-rolled strip steel
• Ventilation products
• Expanded metal
• Structural connectors
• Bar grating
• Metal building accessories
• Metal lath
Selected industries served	• Retail home market	• Power and hand tool hardware
	• Lumber	• Automotive
	• Building materials	• Automotive supply
• Residential, commercial and industrial construction
Selected customers	• The Home Depot	• Chrysler
	• Lowe’s Companies	• General Motors
	• Menard Cashway Lumber	• Arrowhead Industries
	• ABC Supply	• Ford Motor Company
	• U.S. Postal Service	• Honda

Note 19 of the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides information related to the Company’s business segments in accordance with accounting principles generally accepted in the United States of America.

Recent Developments

The residential construction and automotive markets in North America experienced the following declines in volume beginning in 2007 and continuing throughout 2008, with greater deceleration in the fourth quarter of 2008:

	For Years Ended December 31,
	2008	2007	2006

Residential housing starts	0.9 million	1.3 million	1.8 million
North American auto builds	12.6 million	15.0 million	15.9 million

The decrease in residential housing starts and North American auto builds had a significant impact on the operations of our Building Products and Processed Metal Products segments, respectively, by contributing to decreased sales volumes in each segment. In an effort to respond to these market forces, we have focused on operational excellence through lean manufacturing initiatives and facility consolidations. Our efforts have resulted in the closing or consolidation of fifteen facilities during 2008 including the relocation of the manufacturing capabilities of six plants to other manufacturing facilities operated by the Company.

Our efforts to consolidate facilities and streamline operations to match the current demand for our products have resulted in a 17% decrease in our work force from approximately 3,950 employees as of December 31, 2007 to 3,270 employees as of December 31, 2008. We have focused on reducing costs in an effort to remain as a low cost supplier to our customers.

Many of our lean manufacturing initiatives have also focused on reducing the working capital required to manage our business. Our achievements in this effort during 2008 have resulted in a $84 million reduction in working capital from $307 million as of December 31, 2007 to $223 million as of December 31, 2008. This reduction in working capital plus other cash flows generated from operating and investing activities has allowed us to reduce our total debt outstanding by approximately $132 million from $488 million as of December 31, 2007 to $356 million as of December 31, 2008.

During 2008, we evaluated the past performance and probable future benefits of our companies and determined that our copper powder metals business, SCM Metal Products (SCM), no longer fit our long-term strategic goals. Effective October 3, 2008, we sold the outstanding and issued capital stock of our SCM subsidiaries. The results of operations of SCM have been classified as discontinued operations in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The steps management took during the past two years led to much improved operating results during the first three quarters of the year. We generated diluted earnings per share from continuing operations of $1.44 for the nine months ended September 30, 2008 compared to $0.96 in the same period of 2007. However, the worldwide economic turmoil that heightened during the fourth quarter of 2008 led to a significant decrease in the Company’s sales volume which helped contribute to a loss from continuing operations for the three months ended December 31, 2008 of $0.33 per diluted share compared to a loss of $0.06 in the fourth quarter of 2007.

As in the fourth quarter of 2008, there is little forward visibility on either the economy or our industry, therefore, we are not providing numerical guidance for 2009. We see the first quarter of 2009 as again being very challenging, with only marginally better results than the fourth quarter of 2008 and we are expecting an operating loss in the first quarter as results continue to reflect the extremely difficult global economic environment. In the meantime, we continue aggressive efforts to increase liquidity and reduce costs and will take additional actions as market conditions warrant. We believe that the aggressive actions taken during the past two years to streamline and improve the efficiency of our business will position our company to generate marked improvements in performance when economic and end market conditions return to more normal levels.

Industry Overview

Building products manufacturers occupy an intermediate market between the primary steel, metal and other material producers and the wholesale, retail building supply and industrial manufacturing markets. The primary producers typically focus on producing high volumes of their product. We purchase raw materials from these producers and, through various production processes, convert these steel raw materials into specialized products for use in the construction or repair of residential and commercial buildings and industrial products. We distribute our products through wholesale distributors, which focus their efforts on contractors, large retail chains, which have captured the majority of the retail building products market, and industrial manufacturers.

Steel and metal processors occupy a market niche that exists between the primary steel and metal producers, end-users and others. Primary steel and metal producers typically focus on the sale of standard size and tolerance of steel and other metals to large volume purchasers, including steel and metal processors. End-users require steel with closer tolerances and with shorter lead times than the primary steel and metal producers can provide efficiently. Steel processors like our company, through the application of various higher value-added processes such as cold-rolling and specialized heat-treating methods, process steel to a precise grade, temper, tolerance and finish. End product manufacturers incorporate this processed steel into finished goods.

Products and Services

Building Products segment

The Building Products segment is composed of primarily, but not exclusively, manufacturers of metal products used in the residential and commercial building and industrial manufacturing markets. We operate 54 facilities in 24 states, Canada, England, Germany and Poland, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.

We manufacture an extensive variety of products that are sold to lumber and building material wholesalers, buying groups, discount and major retail home centers, major home builders, heating, ventilation and air conditioning (HVAC) and roofing distributors, residential, industrial and commercial contractors, and industrial manufacturers. Our product offerings include a full line of bar grating and safety/plank grating used in walkways, platforms, safety barriers, drainage covers, and ventilation grates; expanded metal used in walkways, shelving, barriers, patio furniture, and other applications where both visibility and security are necessary; perforated metal and metal lath products; fiberglass grating used in areas where high strength, light weight, low maintenance and corrosion resistance are required; ventilation products and accessories; storage solutions, including mailboxes and package delivery products; roof edging, underlayment and flashing; soffit; drywall corner bead; structural support products; coated coil stock; metal roofing and accessories; steel framing; rain-carrying systems, including gutters and accessories; builders’ hardware, shelving and closet rods; lawn and garden products; diffusers and fasteners, each of which can be sold separately or as an integral part of a package or program sale.

We update our building products by launching new products, enhancing existing products and adjusting product specifications to respond to building code and regulatory changes. During 2008, our Alabama Metal Industries Corporation (AMICO) subsidiary continued to develop its stainless steel lath product to include accessories such as corner beads, casing beads, and expansion joints. Our Florence Corporation (Florence) subsidiary added to its versatile 4C mailbox line and now offers 38 different modules that have been approved by the U.S. Postal Service. Also in 2008, another subsidiary, Southeastern Metals Manufacturing Company, Inc. (SEMCO) began offering two new products. SEMCO developed a commercial series gutter protection system called the “Micro-CS” system, which is marketed under our Gutter Helmet® product line. During 2008, SEMCO also began marketing its “Diamond Steel Framing” product which provides increased strength along with features allowing faster, more accurate installation. Our Building Products segment continues to develop new products and offerings to expand its product lines and to provide additional solutions to homeowners and contractors.

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

Processed Metal Products segment

We manufacture cold-rolled strip steel. In addition, we provide materials management and, through a joint venture, steel pickling. We operate through four locations in four states.

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

Our rolling facilities are further complemented by 16 high convection annealing furnaces, which allow for shorter annealing times than conventional annealers. Fourteen of our furnaces and bases employ advanced technology that incorporates the use of a hydrogen atmosphere for the production of cleaner and more uniform steel. As a result of our annealing capabilities, we are able to produce cold-rolled strip steel with improved consistency in terms of thickness, hardness, and molecular grain structure and surface.

We can produce certain strip steel products on oscillated coils, which wind strip steel similar to the way fishing line is wound on a reel. Oscillating the strip steel enables us to put at least six times greater volume of finished product on a coil than standard ribbon winding, allowing customers to achieve longer production runs by reducing the number of equipment shut-downs to change coils. Customers are thus able to increase productivity, reduce downtime, improve yield and lengthen die life. These benefits to customers allow us to achieve higher margins on oscillated products. To our knowledge, only a few other steel producers are able to produce oscillated coils, and we are not aware of any competitor that can produce 6,000-pound oscillated coils, the maximum size we produce.

We also operate a materials management facility in Michigan that links primary steel producers and end-user manufacturers by integrating the inventory purchasing, receiving, inspection, billing, storage and shipping functions and producing just-in-time delivery of materials.

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

Quality Assurance

We place great importance on providing our customers with high-quality products for use in critical applications. We carefully select our raw material vendors and use computerized inspection and analysis to maintain our quality standards so that our products will meet critical customer specifications. To meet customer specifications, we use documented procedures utilizing statistical process control systems linked directly to processing equipment to monitor all stages of production. Physical, chemical and metallographic analyses are performed during the production process to verify that mechanical and dimensional properties, cleanliness, surface characteristics and chemical content are within specification. In addition, all of our facilities that provide services or products to the automotive industry are either TS 16949-2002 or ISO 9001-2000 registered and ten of our building products facilities are ISO 9001-2000 registered.

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

We have over 80 technical service employees spread throughout our businesses. In each segment, the technical staff monitors our operations to satisfy customer specifications for the product being produced.

Our Vice President of Operations oversees our manufacturing operations and works with our operational leadership to implement programs and procedures that enables us to source, manufacture and distribute products as efficiently and as cost-effectively as possible.

Suppliers and Raw Materials

Steel and metal processing companies are required to maintain substantial inventories of raw material in order to accommodate the short lead times and just-in-time delivery requirements of their customers. Accordingly, we plan our purchases to maintain an inventory of raw materials at sufficient levels to satisfy the anticipated needs of our customers. We manage our inventory levels through forecasts of customer orders, efficient supply chain management and an ongoing assessment of market conditions.

The primary raw material we purchase is flat-rolled steel which is used in our Building Products and Processed Metal Products segments. To a lesser extent, we purchase aluminum and resin for use in the Building Products segment.

We purchase flat-rolled steel at regular intervals on an as-needed basis, primarily from the major North American suppliers, as well as a limited amount from foreign steel producers. Because of our strategy to develop longstanding relationships in our supply chain, we have been able to adjust our deliveries of flat-rolled steel to match our required inventory position.

In 2008, we purchased a majority of our aluminum requirements from several domestic mills with a small amount sourced with off-shore mills. Our resin purchases are all domestic through distributors with a small amount direct from the manufacturer. Supply has been adequate from these sources to fulfill our needs.

We purchase natural gas and electricity from suppliers in proximity to our operations.

We have no long-term contractual commitments with our suppliers. Our Vice President of Supply Chain Management continually examines and improves our purchasing practices across our geographically dispersed facilities in order to streamline purchasing across like commodities.

Intellectual Property

We protect our intellectual property by trademark, copyright and patent registrations and use our intellectual property in the business activities of each operating segment. While no individual item of our intellectual property is considered material, we do believe our trademarks, copyrights and patents provide us with a competitive advantage when marketing our products to customers.

Sales and Marketing

Our products and services are sold primarily by our sales personnel and outside sales representatives located throughout the United States, Canada, Mexico and Europe. We had over 270 sales personnel as of December 31, 2008. We have organized sales teams to focus on specific customers and national accounts to allow us to provide enhanced supply solutions, and enhance our ability to increase the number of products that we provide to those customers and accounts. Our sales staff works with certain retail customers to optimize shelf space for our products which is expected to increase sales at these locations.

Customers and Distribution

We have numerous customers located throughout the United States, Canada, Mexico, Europe and Central and South America principally in the building and construction, general manufacturing, automotive, automotive supply, steel and machinery industries. Major customers include home improvement retailers, building product distributors, automobile manufacturers and suppliers and commercial and residential contractors.

No customer represented 10% or more of our consolidated net sales for 2008. The Home Depot represented 10% and 11% of our consolidated net sales for 2007 and 2006, respectively.

During 2008, 2007 and 2006, one customer (The Home Depot) of our Building Products segment accounted for approximately 10%, 13% and 14%, respectively, of this segment’s net sales. No other customer accounted for more than 10% of our Building Products segment gross sales during these periods.

No customer represented 10% or more of our Processed Metal Products segment’s net sales in 2008. During 2007 and 2006, one customer (General Motors) accounted for 11% and 12% of this segments net sales. No other customer accounted for more than 10% of our Processed Metal Products segment’s net sales during these periods.

Although we negotiate annual sales orders with the majority of our customers, these orders are subject to customer confirmation as to product amounts and delivery dates. We do not have long-term contracts with any of our customers.

Backlog

Because of the nature of our products and the short lead time order cycle, backlog is not a significant factor in our business. We believe that substantially all of our firm orders existing on December 31, 2008 will be shipped prior to the end of the first quarter of 2009.

Competition

Both segments operate in highly competitive markets. We compete in the building products and processed metal products markets with several domestic suppliers and, in the case of processed metal products, some foreign manufacturers. A few of our competitors in the Building Products and Processed Metal Products segments may be larger, have greater financial resources or have less financial leverage than we do. As a result, these competitors may be better positioned to respond to any downward pricing pressure or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their businesses. Our competition in both segments differs according to unique characteristics of each segment. We describe both segments in detail below.

Building Products segment

We compete with numerous suppliers of building products based on the range of products offered, quality, price and delivery. Although some of these competing suppliers are large companies, the majority are small to medium-sized and do not offer the range of building products we do.

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

Processed Metal Products segment

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

The prices for the raw materials we use in our Processed Metal Products operations, primarily steel, are volatile due to the same factors described above with respect to our Building Products segment. Although we have strategies to deal with volatility in raw material costs such as indexing certain customer orders to steel market pricing to reduce the impact of market volatility on our margins and matching purchase commitments with sales orders, other competitors in this segment which do not have to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and thereby compete effectively against us on product price during times of price volatility.

We believe our ability to meet stringent process specifications and the quality of our processed metals give us a competitive advantage over some competitors in this segment.

Employees

At December 31, 2008, we employed approximately 3,270 people, of which approximately 21% were represented by unions through various collective bargaining agreements (CBAs). One CBA, representing 1% of our workforce, expired February 19, 2009 and we are currently negotiating a new agreement with the union. Three other CBAs, representing 3% of our workforce, expire during 2009. Our other CBAs expire between June 30, 2010 and July 31, 2011. We historically have had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current and expired agreements.

Seasonality

Our net sales are generally lower in the first and fourth quarters primarily due to customer plant shutdowns in the automotive industry due to holidays and model changeovers, as well as reduced activity in the building and construction industry due to colder and more inclement weather.

Governmental Regulation

Our processing centers and manufacturing facilities are subject to many federal, state and local requirements relating to the protection of the environment and we use environmentally sensitive materials in our production processes. For example, we lubricate our machines with oil and use oil baths to treat some of our products. We believe that we operate our business in material compliance with all environmental laws and regulations, do not anticipate any material expenditures in order to meet environmental requirements and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations. However, we could incur operating costs or capital expenditures in complying with new or more stringent environmental requirements in the future or with current requirements if they are applied to our facilities in a way we do not anticipate. In addition, new or more stringent regulation of our energy suppliers could cause them to increase the cost of energy they supply us.

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

The United States and worldwide capital and credit markets have recently experienced significant price and credit availability volatility, dislocations and disruptions.

These events have caused market prices of many stocks to fluctuate substantially, the spreads on prospective debt financings to widen considerably and have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events may also make it more difficult or costly for us to raise capital through the issuance of our equity securities and could reduce our net income by increasing our interest expense and other costs of capital. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock.

The diminished availability of credit and other capital is also affecting the key end markets we serve including the residential construction and North American automotive markets. There is continued uncertainty as to the recovery of the worldwide capital and credit markets and the impact this period of volatility will continue to have on our key end markets. The results of the U.S. Government’s proposed measures to aid economic recovery including economic stimulus legislation and financial assistance to automotive original equipment manufacturers (OEMs) are also unknown. Further volatility in the worldwide capital and credit markets may continue to significantly impact the key end markets we serve and could result in further reductions in sales volumes, increased credit and collection risks and may have other adverse effects on our business.

The building and construction industry and the automotive industry account for a significant portion of our sales, and reduced demand from these industries is likely to adversely affect our profitability and cash flow.

The residential construction and automotive markets in North America experienced the following declines in volume beginning in 2007 and continuing throughout 2008, with greater deceleration in the fourth quarter of 2008:

	For Years Ended December 31,
	2008	2007	2006

Residential housing starts	0.9 million	1.3 million	1.8 million
North American auto builds	12.6 million	15.0 million	15.9 million

Net sales of our Building Products segment, which primarily sells products for use in the building and construction industry, accounted for approximately 80%, 78% and 77% of our net sales in 2008, 2007 and 2006, respectively. The majority of these sales are made to retail home improvement centers and wholesale distributors. In 2008, 2007 and 2006, The Home Depot accounted for approximately 8%, 10% and 11% of our net sales, respectively. A loss of sales to the building and construction industry, or to the specified customer, would adversely affect our profitability and cash flow as it did in the fourth quarter of 2008 and as expected in the first quarter of 2009. For example, excluding the effects of acquisitions, our sales of building products decreased during 2008 and 2007 due to a decline in demand in the new build residential building industry, causing a decrease in net sales in our historic building products businesses. This reduction in volume caused a decrease in our operating margins in that segment compared to prior years. This industry is cyclical, with product demand based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control.

Net sales of our Processed Metal Products segment, which primarily sells products for use in the automotive industry, accounted for approximately 20%, 22% and 23% of our net sales in 2008, 2007 and 2006, respectively. We estimate that net sales of our products for use in the automotive industry accounted for approximately 67%, 77% and 79% of our Processed Metal Products segment’s net sales in 2008, 2007 and 2006, respectively. Such sales include shipments directly to auto manufacturers and to manufacturers of automotive components and parts. We had accounts receivable balances of $18.0 million from these customers as of December 31, 2008. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions, consumer confidence and other factors beyond their control. The domestic auto industry is currently experiencing a very difficult operating environment that has resulted and may continue to result in lower levels of vehicle production and therefore, continuing decreased demand for the products sold by our Processed Metal Products segment.

Many automotive manufacturers and their suppliers have publicly announced reduced production levels and elimination of excess manufacturing capacity including shut downs for extended periods, jobs eliminations and other cost reductions. Certain of our customers are currently in need of additional capital to continue operations and are seeking financial assistance from the U.S. Government. The financial difficulties of certain customers and any failed efforts under way by our customers to improve their overall financial condition could result in numerous changes that are beyond our control, including bankruptcies, additional customer plant closings, decreased production, changes in the product mix or distribution patterns, labor disruptions, unfavorable changes in our pricing, terms or service conditions, as well as other changes we may not currently anticipate. The occurrence of any of these events have and could continue to adversely impact our financial results.

Downturns in demand from the building and construction industry, the automotive industry or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our products to customers in any of these industries, could continue to adversely affect our profitability and cash flows.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

We have total indebtedness of $356.4 million as of December 31, 2008. The following chart shows our level of indebtedness and certain other information as of December 31, 2008 (dollars in millions):

	As of
	December 31, 2008

Senior credit facility:
Revolving credit facility	$89.1
Institutional term loan	59.9
Senior subordinated notes	201.4
Other	6.0

Total debt	$356.4

Shareholders’ equity	$568.5

Ratio of earnings to fixed charges(1)	2.5	x

(1)	for purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes minus net undistributed equity earnings minus capitalized interest plus fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs), capitalized interest and the portion of operating rental expense that management believes is representative of the interest component of rent expense.

We may not be able to generate sufficient cash flow from profitability and other sources to service all of our indebtedness and we could be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Second Amended and Restated Credit Agreement dated August 31, 2007 (the Senior Credit Agreement) and our indenture agreement for our senior subordinated notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our Senior Credit Agreement could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture for our senior subordinated notes do not fully prohibit us or our subsidiaries from doing so. Additionally, the Senior Credit Agreement provides commitments of up to $497.7 million in the aggregate, including a revolving credit facility of up to $375.0 million. At December 31, 2008, outstanding borrowings under the revolving credit facility were $89.1 million, $14.2 million of letters of credit were outstanding and $271.7 million was available to be borrowed. Under the terms of this agreement, we are required to repay all amounts outstanding under the revolving credit facility by August 30, 2012 and to repay $0.6 million on the term note each quarter until the balance is due on December 8, 2012. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under our Senior Credit Agreement and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.

In addition our substantial degree of indebtedness could have other important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations have been and are expected to be dedicated to the payment of principal and interest on our indebtedness and may not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	certain of our borrowings, including borrowings under our Senior Credit Agreement, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

Restrictive covenants may adversely affect our operations.

Our Second Amended and Restated Credit Agreement dated as of August 31, 2007 (the Senior Credit Agreement) and the indenture governing our senior subordinated notes contain various covenants that limit our ability to, among other things:

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

In addition, the restrictive covenants in the Senior Credit Agreement (which includes our $375.0 million revolving credit facility and our $122.7 million term loan facility) require us to maintain specified financial ratios and satisfy other financial condition tests. We must maintain a total funded debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA as defined in the Senior Credit Agreement) ratio (total leverage ratio) not to exceed 4.25 to 1.00. Our interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, must not be less than 2.75 to 1.00 and our net worth must be at least $400.0 million plus 50% of cumulative net income in each fiscal quarter beginning with the quarter ended September 30, 2007.

Our total leverage ratio as defined in our Senior Credit Agreement approximated 3.05 to 1.00 as of December 31, 2008. Our interest coverage ratio as of December 31, 2008 approximated 4.06 to 1.00 and our net worth exceeded the minimum requirement as of the same date. As of December 31, 2008, we could have borrowed approximately $140 million more under our revolving credit facility without violating our total leverage ratio covenant or any other financial covenant. The total leverage ratio will increase during periods where EBITDA declines compared to the comparable prior year period. We experienced a larger loss from operations during the fourth quarter of 2008 compared to the fourth quarter of 2007, which resulted in less EBITDA being generated in fourth quarter of 2008. We are expecting EBITDA generated during the first quarter of 2009 to be lower than the first quarter of 2008. Therefore, permitted borrowings allowed under the financial covenants included in the Senior Credit Agreement could be less than actual borrowings at quarter ends during 2009.

Our ability to meet those financial ratios and tests can be affected by events beyond our control and we cannot assure you that we will meet those financial ratios and tests. A breach of any of these covenants would result in a default under the Senior Credit Agreement. Upon the occurrence of an event of default under the Senior Credit Agreement, we would attempt to receive a waiver from our lenders, which could result in us incurring additional financing fees that would be costly and adversely affect our profitability and cash flows. If a waiver was not provided, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. If such event of default and election occurs, the lenders under our Senior Credit Agreement would be entitled to be paid before current senior subordinated note holders receive any payment under our notes. In addition, if we were unable to repay those amounts, the lenders under the Senior Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all our assets as collateral under our Senior Credit Agreement. If the lenders under our Senior Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay debt outstanding under our Senior Credit Agreement and our other indebtedness, including our senior subordinated notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. A breach of any of our covenants would have an adverse effect on our business, results of operations and cash flow.

We rely on a few customers for a significant portion of our net sales, and the loss of those customers would adversely affect us.

Some of our customers are material to our business and results of operations. In 2008, 2007 and 2006, our ten largest customers accounted for approximately 27%, 28% and 30% of our net sales. Our percentage of gross sales to our major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in the markets we serve, including retailers selling building products and the automotive industry, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our top customers. These customers are also able to exert pricing and other influence on us, requiring us to market, deliver and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss, bankruptcy, or significant decrease in business from any of our major customers would have a material adverse effect on our business, results of operations and cash flow.

Our business is highly competitive, and increased competition could reduce our gross profit, net income and cashflows.

The principal markets that we serve are highly competitive. Competition is based primarily on the precision and range of achievable tolerances, quality, price, raw materials and inventory availability and the ability to meet delivery schedules dictated by customers. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do and some of which have more established brand names in the markets we serve. Increased competition could force us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income and cash flow and cause us to lose market share.

Our future operating results may be affected by fluctuations in raw material prices. We may not be able to pass on increases in raw material costs to our customers.

Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole is cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our steel costs. Other significant raw materials we use include aluminum and resins which are also subject to volatility.

Global consolidation of the primary steel producers and increased demand from other nations such as China have continued to put upward pressure on market prices for steel. Additionally, we are required to maintain substantial inventories to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon historic buying practices and market conditions. In an environment of increasing raw material prices, competitive conditions will impact how much of the steel price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the profitability of our business and resulting cash flows could be adversely affected. In the event of rapidly decreasing raw material prices, we may be left to absorb the cost of higher cost inventory as customers receive reduced pricing upon the change in raw material costs. To the extent we are unable to match our costs to purchase raw materials to price reductions given to customers, the profitability of our business and resulting cash flows could be adversely affected.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of flat-rolled steel, aluminum or other metals should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. The number of available suppliers has been reduced in recent years due to industry consolidation and bankruptcies affecting steel and metal producers and this trend may continue. Our top ten suppliers accounted for 44% of our purchases during 2008. We could be significantly and adversely affected if delivery were disrupted from a major supplier or several suppliers. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our results, profitability and cash flow.

Increases in energy and freight prices will increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices for our products.

We use energy to manufacture and transport our products. In particular, our building products and processed metal products plants use considerable electricity. Our operating costs increase if energy costs rise. Although we do not believe we have experienced materially higher energy costs as a result of new or more stringent environmental regulations of our energy suppliers, such regulations could increase the cost of generating energy that is passed on to us. During periods of higher freight and energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we do not hedge our exposure to higher prices via energy futures contracts. Increases in energy prices will increase our operating costs and may reduce our profitability and cash flows if we are unable to pass all the increases on to our customers.

We may not be able to identify, manage and integrate future acquisitions successfully, and if we are unable to do so, we are unlikely to sustain our historical growth rates and our ability to repay our outstanding indebtedness may decline.

Historically, we have grown through a combination of internal growth plus external expansion through acquisitions. Although we intend to actively pursue our growth strategy in the future, we cannot provide any assurance that we will be able to identify appropriate acquisition candidates or, if we do, that we will be able to negotiate successfully the terms of an acquisition, finance the acquisition or integrate the acquired business profitably into our existing operations. Integration of an acquired business could disrupt our business by diverting management away from day-to-day operations and could result in contingent liabilities that were not anticipated. Further, failure to integrate successfully any acquisition may cause significant operating inefficiencies and could adversely affect our profitability and our ability to repay our outstanding indebtedness. Consummating an acquisition could require us to raise additional funds through additional equity or debt financing. Additional debt financing would increase our interest expense and reduce our cash flows otherwise available to reinvest in our business and neither debt nor equity financing may be available on satisfactory terms when required.

We are subject to information system security risks and systems integration issues could disrupt our internal operations.

We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to theft, damage or interruption from a variety of sources, including but not limited to malicious computer viruses and Trojan horses, security breaches and defects in design. Various measures have been implemented to manage our risks related to information system and network disruptions, but a system failure or failure to implement new systems properly could negatively impact our operations and financial results.

Our principal stockholders have the ability to exert significant control in matters requiring a stockholder vote and could delay, deter or prevent a change in control of the Company.

Approximately 17% of our outstanding common stock, including shares of common stock issuable under options and similar compensatory instruments granted which are exercisable, or which are vested or will vest within 60 days, are owned by Brian J. Lipke, who is the Chairman and Chief Executive Officer of our Company and Eric R. Lipke, Neil E. Lipke, Meredith A. Lipke and Curtis W. Lipke, all of whom are siblings, and certain trusts for the benefit of each of them. As a result, the Lipke family has influence over all actions requiring stockholder approval, including the election of our board of directors. Through their concentration of voting power, the Lipke family could delay, deter or prevent a change in control of our Company or other business combinations that might otherwise be beneficial to our Company. In deciding how to vote on such matters, the Lipke family may be influenced by interests that conflict with other shareholders. In addition, the Lipke family may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in the Company, even though those transactions may involve risks to our other shareholders.

We depend on our senior management team, and the loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from successfully implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel other than Brian J. Lipke, our Chairman of the Board and Chief Executive Officer, and Henning Kornbrekke, our President and Chief Operating Officer.

We could incur substantial costs in order to comply with, or to address any violations of, environmental laws.

Our operations and facilities are subject to a variety of federal, state, local and foreign laws and regulations relating to the protection of the environment and human health and safety. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of or at facilities we divested, which could result in future expenditures that cannot be currently quantified and which could reduce our profits and cash flow. We may be held strictly liable for the contamination of these sites, and the amount of that liability could be material. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site. Changes in environmental laws, regulations or enforcement policies, including without limitation new or more stringent regulations affecting greenhouse gas emissions, could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, approximately 21% of our own employees are represented by unions through various collective bargaining agreements, one of which expired February 19, 2009 and others that are scheduled to expire between March 31, 2009 and July 31, 2011. It is likely that our unionized employees will seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations and cash flow.

Our operations are subject to seasonal fluctuations that may impact our cash flow.

Our net sales are generally lower in the first and fourth quarters primarily due to reduced activity in the building and construction industry due to colder, more inclement weather, as well as customer plant shutdowns in the automotive industry due to holidays and model changeovers. In addition, quarterly results may be affected by the timing of large customer orders. Therefore, our cash flow from operations may vary from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may not be able to service our indebtedness or meet covenant compliance. A default under any of our indebtedness could prevent us from borrowing additional funds and limit our ability to pay interest or principal, and allow our senior secured lenders to enforce their liens against our personal property.

Economic, political and other risks associated with foreign operations could adversely affect our financial results.

Although the majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 11% of our consolidated net sales in fiscal 2008. We have facilities in Canada, Germany, Poland and England. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in governmental policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply and changes in duties or taxes. Adverse changes in any of these risks could adversely affect our net sales, results of operations and cash flows. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities.

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

Variable rate indebtedness subjects us to interest rate risk which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our Senior Credit Agreement, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Assuming all revolving loans and the term loan were fully drawn or funded on December 31, 2008, as applicable, each quarter point change in interest rates would result in a $1.2 million change in annual interest expense on debt outstanding under our Senior Credit Agreement.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Description of Properties

We maintain our corporate headquarters in Buffalo, New York and conduct business operations in facilities located throughout the United States and in Canada, England, Germany, Poland and China.

We believe that our facilities, listed below, and their equipment are effectively utilized, well maintained, in good condition and will be able to accommodate our capacity needs through 2009.

Location	Utilization	Square Footage

Corporate
Buffalo, New York	Headquarters	24,490	*
Processed Metal Products
Woodhaven, Michigan	Materials management facility	100,000
Cheektowaga, New York	Cold-rolled strip steel processing	148,000
Cleveland, Ohio	Cold-rolled strip steel processing	259,000
Brownsville, Texas	Warehouse	15,000	*
Building Products
U.S. Locations
Birmingham, Alabama	Administrative office and building products manufacturing	202,000
Phoenix, Arizona	Warehouse	27,947	*
Fontana, California	Building products manufacturing	80,000
Fontana, California	Administrative office and warehouse	69,720	*
Livermore, California	Building products manufacturing	103,470	*
Sacramento, California	Warehouse	41,160	*
Stockton, California	Administrative office and building products manufacturing	318,320
Visalia, California	Building products manufacturing	80,000
Denver, Colorado	Administrative office and building products manufacturing	119,442	*
Wilmington, Delaware	Building products manufacturing	27,500	*
Jacksonville, Florida	Administrative office and building products manufacturing	261,400	*
Lakeland, Florida	Building products manufacturing	90,835
Lakeland, Florida	Warehouse	53,154	*
Largo, Florida	Administrative office and building products manufacturing	100,000
Miami, Florida	Building products manufacturing	48,893	*
Honolulu, Hawaii	Warehouse	18,200	*
Bourbonnais, Illinois	Building products manufacturing	280,000	*
Peoria, Illinois	Administrative office	1,610	*
Clinton, Iowa	Building products manufacturing	100,000
Manhattan, Kansas	Administrative office and building products manufacturing	192,000
Lafayette, Louisiana	Building products manufacturing	34,000
Burnsville, Minnesota	Administrative office	28,518	*
Montgomery, Minnesota	Administrative office and building products manufacturing	170,000
Taylorsville, Mississippi	Warehouse	54,215
Taylorsville, Mississippi	Administrative office and building products manufacturing	237,112
North Kansas City, Missouri	Building products manufacturing	26,365	*
Orrick, Missouri	Building products manufacturing	127,000
Omaha, Nebraska	Administrative office and warehouse	18,500	*
Lumberton, New Jersey	Warehouse	25,805	*
Albuquerque, New Mexico	Warehouse	11,000	*

Location	Utilization	Square Footage

Youngstown, Ohio	Administrative office and building products manufacturing	32,424
Portland, Oregon	Administrative office and building products manufacturing	10,000
Greenville, South Carolina	Warehouse/Distribution	18,000	*
Dallas, Texas	Administrative office and building products manufacturing	175,000	*
Dayton, Texas	Building products manufacturing	45,000
Houston, Texas	Building products manufacturing	48,000	*
Houston, Texas	Warehouse/Distribution	25,000	*
San Antonio, Texas	Administrative office and building products manufacturing	120,050	*
Orem, Utah	Building products manufacturing	88,685
Salt Lake City, Utah	Warehouse	30,040	*
Fife, Washington	Administrative office and building products manufacturing	324,220
Kent, Washington	Warehouse	10,000	*
Kent, Washington	Warehouse/Distribution	9,600	*
Appleton, Wisconsin	Administrative office and building products manufacturing	100,262
Appleton, Wisconsin	Building products manufacturing	42,582
Canadian Locations
Surrey, British Columbia	Building products manufacturing	41,000	*
Burlington, Ontario	Building products manufacturing	78,000	*
Thornhill, Ontario	Administrative office and building products manufacturing	60,500	*
Iberville, Quebec	Administrative office and building products manufacturing	32,172
Iberville, Quebec	Warehouse/Distribution	15,000	*
European Locations
Hannover, Germany	Administrative office and building products manufacturing	81,453	*
Poznan, Poland	Administrative office and warehouse	3,120	*
Hartlepool, United Kingdom	Administrative office and building products manufacturing	258,907	*
Redditch, United Kingdom	Administrative office	18,151	*

*	— Leased. All other facilities owned.

Item 3.	Legal Proceedings

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceedings the resolution of which the management of the Company believes will have a material adverse effect on the Company’s results of operations or financial condition or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

As of December 31, 2008 there were 147 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company’s common stock is traded in the over-the-counter market and quoted on the NASDAQ Stock Exchange — Global Select Market (“NASDAQ”) under the symbol “ROCK.” The following table sets forth the high and low sale prices per share for the Company’s common stock for each quarter of 2008 and 2007 as reported on the NASDAQ Stock Exchange.

	2008		2007
	High	Low	High	Low

Fourth Quarter	$18.98	$8.40	$20.01	$13.01
Third Quarter	$24.63	$11.82	$23.44	$17.63
Second Quarter	$17.33	$10.35	$23.96	$20.60
First Quarter	$15.53	$9.59	$25.59	$20.85

The Company declared dividends of $0.05 per share in each of the first, second, third and fourth quarters of 2008 and $0.10 per share in the first quarter of 2007 and $0.05 per share in each of the second, third and fourth quarters of 2007.

Cash dividends are declared at the discretion of the Company’s Board of Directors. The Board of Directors reviews the dividend quarterly and establishes the dividend rate based upon such factors as the Company’s earnings, financial condition, capital requirements, debt covenant requirements and/or other relevant conditions. Although the Company expects to continue to declare and pay cash dividends on its common stock in the future when earnings are available, the Company cannot assure that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount or at the same frequency as paid in the past. The Company believes the first quarter of 2009 will be a very challenging period given the uncertainty in the general economy and the related effect on the residential construction and North American automotive markets. Accordingly, the Company will focus on liquidity preservation to help ensure its ability to fund its business operations, growth opportunities that may arise and further reduce its indebtness. As a result, the Company’s Board of Directors has decided to suspend quarterly dividends with the expectation of reinstating payments when economic conditions and the Company’s profitability improve.

Equity Compensation Plan Information

The following table summarizes information concerning securities authorized for issuance under the Company’s stock option plans:

			Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future
	Exercise of	Exercise Price of	Issuance Under Equity
Plan category	Outstanding Options	Outstanding Options	Compensation Plans(1)

Equity compensation plans approved by security holders	598,407	$19.01	803,684

Total	598,407	$19.01	803,684

(1)	Consists of the Company’s 2005 Equity Incentive Plan. Note 3 of the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides additional information regarding the Company’s 2005 Equity Incentive Plan and securities issuable upon exercise of options. The Company has no currently effective equity compensation plans not approved by its shareholders.

PERFORMANCE GRAPH

The following information in this Item of the Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the Exchange Act), or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate such information into such a filing.

The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2008. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2003 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Gibraltar Industries Inc., The S&P Smallcap 600 Index
And The S&P SmallCap 600 Industrials

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Copyright© 2009 S&P, a division of The Mc-Graw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2008 have been derived from the Company’s audited financial statements. The selected historical consolidated financial data presented in Item 6 are qualified in their entirety by, and should be read in conjunction with, the Company’s audited consolidated financial statements and notes thereto contained in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Net sales	$1,232,299	$1,198,715	$1,125,864	$902,781	$729,772
Income from operations	81,469	75,741	111,690	77,416	63,439
Interest expense	29,235	32,498	26,226	19,485	9,960
Income before income taxes	52,958	44,415	72,564	58,197	58,325
Income taxes	19,553	17,476	27,436	22,248	22,731
Income from continuing operations	33,405	26,939	45,128	35,949	35,594
Income from continuing operations per share — Basic	$1.11	$0.90	$1.52	$1.21	$1.21
Weighted average shares outstanding-Basic	29,981	29,867	29,712	29,608	29,362
Income from continuing operations per share-Diluted	$1.11	$0.89	$1.50	$1.21	$1.20
Weighted average shares outstanding-Diluted	30,193	30,116	30,006	29,810	29,596
Cash dividends declared per common share	$0.200	$0.250	$0.150	$0.200	$0.146
Current assets	$348,229	$440,745	$455,780	$424,004	$379,607
Current liabilities	125,201	134,225	124,415	157,248	137,352
Total assets	1,146,359	1,281,408	1,152,868	1,205,012	957,701
Total debt	356,372	487,545	399,313	461,513	308,139
Shareholders’ equity	568,487	567,760	550,228	494,025	453,743
Capital expenditures	$21,595	$17,691	$20,579	$16,566	$19,329
Depreciation	26,560	25,472	20,726	15,943	14,336
Amortization	7,347	5,480	3,896	2,314	963

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s risk factors and its consolidated financial statements and notes thereto included in Item 1A and Item 8, respectively, of this Annual Report on Form 10-K. Certain information set forth herein Item 7 constitutes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” on page 2 of this Annual Report on Form 10-K.

Overview

We are a leading manufacturer, processor and distributor of residential and commercial building products and processed metal products for the building and construction, industrial, and automotive markets. Our building products are used by homeowners and builders to provide structural and architectural enhancements for residential and commercial building projects. Our processed metal products are comprised primarily of steel shaped to specific widths and hardened to certain tolerances as required by our customers. We serve customers in a variety of industries in all 50 states and throughout the world. We operate 59 facilities in 26 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers

Beginning in 2007 and continuing throughout 2008 with greater deceleration in the fourth quarter of 2008, the residential construction and automotive markets in North America experienced the following declines in volume:

	For Years Ended December 31,
	2008	2007	2006

Residential housing starts	0.9 million	1.3 million	1.8 million
North American auto builds	12.6 million	15.0 million	15.9 million

The decrease in residential housing starts and North American auto builds had a significant impact on the operations of our Building Products and Processed Metal Products segments, respectively, by contributing to decreased sales volumes in each segment. In an effort to respond to these market forces during the past two years, we have focused on operational excellence through lean manufacturing initiatives and facility consolidations. Our efforts have resulted in the closing or consolidation of fifteen facilities and ten facilities during 2008 and 2007, respectively. These facility consolidations include the relocation of the manufacturing capabilities of six plants to the Company’s other manufacturing facilities during 2008. Two plants were shut down during 2007 and their manufacturing capabilities were moved to other facilities.

Our efforts to consolidate facilities and streamline operations to match the current demand for our products have resulted in a 17% decrease in our workforce from approximately 3,950 employees as of December 31, 2007 to 3,270 employees as of December 31, 2008. We have focused on controlling our spending in an effort to remain as a low cost supplier to our customers.

Many of our lean manufacturing initiatives have focused on reducing the working capital required to manage our business. During 2008, our achievements in this effort have resulted in an $83.5 million reduction in working capital from $306.5 million as of December 31, 2007 to $223.0 million as of December 31, 2008. This reduction in working capital plus other cash flows generated from operating and investing activities has allowed us to reduce our total debt outstanding by $131.5 million.

These lean manufacturing initiatives and facility consolidations plus other actions led to significant improvement in the first nine months of 2008 prior to when the banking and credit markets sharply deteriorated in October 2008. The steps management took during the past two years led to much improved operating results during the first nine months of the year as evidenced below (amounts below were restated to reflect the results of SCM in discontinued operations and are in thousands except for per share data):

	Nine Months Ended
	September 30,	September 30,	Percentage
	2008	2007	Change

Net sales	$982,925	$918,687	7%
Gross profit	206,522	171,714	20%
Income from operations	89,248	68,039	31%
Income from continuing operations	43,369	28,792	51%
Diluted income per share from continuing operations	$1.44	$0.96	50%

Our net sales and profits increased during 2008 due to the incremental contributions provided by the 2007 acquisitions of Dramex, Noll and Florence and better pricing on sales within our Processed Metal Products segment partially offset by declining volumes from our residential building products and automotive products due to the downturn in demand in these markets. We increased our profitability by better aligning our customer selling prices to our product costs and decreased spending through facility consolidation efforts and lean manufacturing initiatives.

However, the improved operating results did not carry over into the fourth quarter of 2008. The worldwide banking and credit turmoil in the fourth quarter of 2008 significantly contributed to a dramatic downturn of the global economy and the key end markets we serve. These factors led to a significant decrease in the Company’s sales volume and profitability as evidenced below (amounts in thousands except for per share data):

	Three Months Ended
	December 31,	December 31,	Percentage
	2008	2007	Change

Net sales	$249,374	$280,028	(11)%
Gross profit	29,584	43,506	(32)%
Income from operations	(7,779)	7,702	(201)%
Income from continuing operations	(9,964)	(1,853)	(437)%
Diluted income per share from continuing operations	$(0.33)	$(0.06)	(450)%

The decrease in net sales was a result of significant turmoil within the global economy and its negative impact on the new build housing and the North American auto markets. As a result of the lower sales volume experienced by the Company, gross profit as a percentage of sales declined to 11.9% from 15.5% for the fourth quarters of 2008 and 2007, respectively, due to fixed cost becoming a higher percentage of net sales and the FIFO (first-in, first-out inventory valuation method) effect on margins in some product lines as material costs and product pricing declined as a result of commodity raw material pricing declines. Our Processed Metal Products segment also recognized a $2.7 million charge to bad debt expense during the fourth quarter of 2008 due to an automotive customer filing for bankruptcy.

Outlook

As in the fourth quarter of 2008, there is little forward visibility on either the economy or our industry, therefore, we are not providing numerical guidance for 2009. We see the first quarter as again being very challenging, with only marginally better results than the fourth quarter of 2008 and we are expecting an operating loss in the first quarter as results continue to reflect the extremely difficult global economic environment. In the meantime, we continue aggressive efforts to increase liquidity and reduce costs and will take additional actions as market conditions warrant. We believe that the aggressive actions taken during the past two years to streamline and improve the efficiency of our business will position our company to generate marked improvements in performance when economic and end market conditions return to more normal levels.

Divestitures

As part of our continuing evaluation of our businesses’ past performance and probable future benefits of our companies, we determined that our copper powder metals business, SCM Metal Products (SCM), no longer fit our long-term strategic goals. Effective October 3, 2008, we sold the outstanding and issued capital stock of our SCM subsidiaries for a purchase price of $43,702,000. The final purchase price is net of working capital adjustments and transaction fees. SCM was formerly reported as a part of the Processed Metal Products segment.

During 2007, we determined that both our steel service center (formerly part of the Processed Metal Products segment) and cabinet manufacturing (formerly part of the Building Products segment) businesses no longer provided a strategic fit with our long-term growth and operational objectives. In August 2007, we sold the operating assets of our bath cabinet manufacturing business. In September 2007, we committed to a plan to dispose of the assets of our steel service center business. We sold the majority of the assets of these businesses during the remaining period of 2007 and 2008.

During 2006, we determined that our thermal processing (formerly reported as a reportable segment) and strapping (formerly part of the Processed Metal Products segment) businesses no longer provided a strategic fit with our long-term growth and operational objectives. In June 2006, in separate transactions, we sold certain assets and liabilities of both our thermal processing and strapping businesses.

All divestitures described above are properly classified as discontinued operations in the Company’s consolidated financial statements and notes thereto. See Note 10 of the Company’s consolidated financial statements for more information regarding the divestitures described above in Item 8 of this Annual Report on Form 10-K.

Acquisitions

We did not acquire any new businesses during 2008.

We acquired three businesses with complementary market positions in 2007. In March 2007, we acquired the stock of the Dramex Corporation (Dramex), a manufacturer, marketer and distributor of a diverse line of expanded metal products through its locations in the United States, Canada and England. In April 2007, we acquired certain assets and liabilities of Noll Manufacturing Company and affiliates (Noll), a manufacturer, marketer and distributor of products for the building, heating, ventilation and air conditioning (HVAC) and lawn and garden components of the building products market through its locations in California, Washington and Oregon. In August 2007, we acquired the stock of the Florence Corporation (Florence), a Kansas manufacturer of storage products for mail and package delivery.

We also acquired three businesses during 2006. In June 2006, we acquired Home Impressions, Inc. (Home Impressions) and certain assets of Steel City Hardware, LLC (Steel City) in separate transactions. Home Impressions markets and distributes mailboxes and accessories and the assets acquired from Steel City are used to manufacture mailboxes and postal accessories. In November 2006, we acquired all the outstanding stock of The Expanded Metal Company Limited and Sorst Streckmetell GmbH (EMC). EMC has locations in England, Germany and Poland and manufactures, markets and distributes a diverse line of expanded metal products used in the commercial and industrial sectors of the building products market.

All the acquisitions described above are reported as a part of our Building Products segment. See Note 6 of the Company’s consolidated financial statements for more information regarding the acquisitions described above in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2008		2007

Net sales	$1,232,299	100.0%	$1,198,715	100.0%
Cost of sales	996,193	80.8	983,495	82.0

Gross profit	236,106	19.2	215,220	18.0
Selling, general and administrative expense	154,637	12.5	139,479	11.6

Income from operations	81,469	6.7	75,741	6.4
Interest expense	29,235	2.4	32,498	2.7
Equity in partnerships’ income(1)	(724)	(0.1)	(1,172)	(0.1)

Income before taxes	52,958	4.4	44,415	3.8
Provision for income taxes	19,553	1.6	17,476	1.5

Income from continuing operations	33,405	2.8	26,939	2.3
Discontinued operations, net of taxes(2)	(9,337)	(0.8)	(13,715)	(1.1)

Net income	$24,068	2.0%	$13,224	1.2%

(1)	Equity in partnerships’ income represents our proportional interest in the income of our steel pickling joint venture and other income.

(2)	Discontinued operations represents the loss, net of income taxes, attributable to our SCM subsidiaries, our steel service center, cabinet manufacturing business, and our strapping business, which we sold in October 2008, December 2007 and August 2007, respectively.

The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

			Total	Change Due to
	2008	2007	Change	Acquisitions	Operations

Net sales:
Building Products	$986,840	$929,022	$57,818	$72,783	$(14,965)
Processed Metal Products	245,459	269,693	(24,234)	—	(24,234)

Consolidated	$1,232,299	$1,198,715	$33,584	$72,783	$(39,199)

Net sales increased by $33.6 million, or 2.8%, to $1,232.3 million in 2008, compared to 2007. The increase in net sales was attributable to the 2007 acquisitions of Dramex, Noll and Florence which provided incremental net sales of $72.8 million during 2008. Net sales by our historic businesses decreased $39.2 million, or 3.3%. This decrease in net sales was primarily the result of volume decreases due to the downturn in residential building and North American auto markets.

Net sales in our Building Products segment increased 6.2%, or $57.8 million, to $986.8 million in 2008 compared to 2007. Excluding the $72.8 million in incremental net sales provided by the 2007 acquisitions of Dramex, Noll and Florence, net sales decreased $15.0 million, or 1.6%, from the prior year. The decrease in net sales from our recurring operations was the net result of declining volumes from our residential products due to the effects of the slowdown in the residential housing market which offset higher customer selling prices on products used in the commercial, industrial, architectural and international markets.

Net sales in our Processed Metal Products segment decreased $24.2 million, or 9.0%, to $245.5 million in 2008 compared to 2007. Although the cost of steel was higher for much of 2008 which led to increased selling prices for our strip steel products, a significant decline in volume due to decreased North American automotive production led to a decrease in net sales for our Processed Metal Products segment.

Gross margin increased to 19.2% in 2008 from 18.0% in 2007. The increase in gross margin was a result of a better alignment of customer selling prices to raw material costs and lower costs due to lean manufacturing initiatives and facility consolidations, partially offset by the effects of a $2.5 million increase in exit activity and impairment charges, an increase in freight costs and reductions in volume. The 2007 acquisitions of Dramex and Florence also contributed to higher gross margins for the year ended December 31, 2008.

Selling, general and administrative expenses increased approximately $15.2 million, or 10.9%, to $154.6 million in 2008, compared to 2007. The 2007 acquisitions noted above caused an increase of $8.5 million in 2008. Excluding the effect of the acquisitions, selling, general and administrative costs increased $6.7 million, or 4.8% over the prior year. Selling, general and administrative expense as a percentage of net sales increased 0.9%, to 12.5% in 2008 from 11.6% in 2007 as a result of a $2.7 million charge to bad debt expense due to an automotive customer filing for bankruptcy, a $1.4 million increase in exit activity costs, a $1.1 million charge for software no longer in use, increased amortization of acquired intangible assets due to the 2007 acquisitions, and higher incentive compensation costs due to improved operating results.

The following table sets forth the Company’s income from operations and income from operations as a percentage of sales by reportable segment for the years ended December 31 (in thousands):

			Total	Change Due to
	2008	2007	Change	Acquisitions	Operations

Income from operations:
Building Products	$94,522	$91,589	$2,933	$8,873	$(5,940)
Processed Metal Products	17,655	13,265	4,390	—	4,390
Corporate	(30,708)	(29,113)	(1,595)	—	(1,595)

Consolidated	$81,469	$75,741	$5,728	$8,873	$(3,145)

			Total
	2008	2007	Change

Income from operations as a percentage of net sales:
Building Products	9.6%	9.9%	(0.3)%
Processed Metal Products	7.2%	4.9%	2.3%
Consolidated	6.6%	6.3%	0.3%

Income from operations as a percentage of net sales in our Building Products segment for the year ended December 31, 2008 decreased to 9.6% from 9.9% in 2007. Gross margin percentage remained flat year over year as result of our efforts to reduce manufacturing costs through lean manufacturing initiatives and facility consolidation. These cost reductions were offset by increased exit activity costs and impairment charges of $3.9 million. Selling, general and administrative costs also increased $1.8 million from the prior year due to increased amortization of acquired intangible assets from our 2007 acquisitions.

Income from operations from our Processed Metal Products segment increased to 7.2% of net sales for the year ended December 31, 2008 from 4.9% for the prior year period. The increase in operating margin percentage is a result of lower costs due to the completion of our consolidation of our strip steel business and a better alignment of customer selling prices to raw material costs.

Corporate expenses increased $1.6 million, or 5.5%, to $30.7 million for 2008 from $29.1 million for 2007. The increase in corporate expenses was largely due to a $1.1 million charge for software no longer in use and higher incentive compensation costs due to improved operating results.

Interest expense decreased 10.2% or $3.3 million, to $29.2 million in 2008 from $32.5 million in 2007. The decrease in interest was the result of a combination of lower average borrowings and lower average interest rates.

Income taxes related to continuing operations for 2008 approximated $19.6 million, an effective tax rate of 36.9% compared to $17.5 million and an effective tax rate of 39.3% in 2007. The lower effective tax rate for 2008 reflects the benefit of a decrease in our overall state income tax and foreign income tax as a percentage of pretax income due to adjustments recorded after completing state and foreign tax returns, an increase in income generated by foreign locations, and the result of a higher proportion of permanently non-deductible expenses as a percentage of pre-tax income in 2007.

Loss from discontinued operations decreased $4.4 million to $9.3 million in 2008 compared to a $13.7 million loss in 2007. The loss in the current year was primarily a result of a $11.0 million after-tax loss recorded from the sale of SCM. The loss in 2007 was primarily a result of losses recognized for the liquidation of our steel service center and bath cabinet manufacturing businesses.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2007		2006

Net sales	$1,198,715	100.0%	$1,125,864	100.0%
Cost of sales	983,495	82.0	885,254	78.6

Gross profit	215,220	18.0	240,610	21.4
Selling, general and administrative expense	139,479	11.6	128,920	11.5

Income from operations	75,741	6.4	111,690	9.9
Interest expense	32,498	2.7	26,226	2.3
Equity in partnerships’ (income) loss(1)	(1,172)	(0.1)	12,900	1.1

Income before taxes	44,415	3.8	72,564	6.5
Provision for income taxes	17,476	1.5	27,436	2.4

Income from continuing operations	26,939	2.3	45,128	4.1
Discontinued operations, net of taxes(2)	(13,715)	(1.1)	12,141	1.1

Net income	$13,224	1.2%	$57,269	5.2%

(1)	Equity in partnerships’ (income) loss represents our proportional interest in the income or losses of our steel pickling joint venture, our proportional interest in the income or losses of our cold-rolled strip steel joint venture, a $12.9 million impairment charge to recognize the impairment of our investment in this cold-rolled strip steel joint venture in 2006 and other income.

(2)	Discontinued operations represents the (loss) income, net of income taxes, attributable to our SCM subsidiaries, our steel service center, cabinet manufacturing business, thermal processing business, and our strapping business, which we sold in October 2008, December 2007, August 2007, June 2006, and June 2006, respectively.

The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

			Total	Change Due to
	2007	2006	Change	Acquisitions	Operations

Net sales:
Building Products	$929,022	$862,287	$66,735	$156,011	$(89,276)
Processed Metal Products	269,693	263,577	6,116	—	6,116

Consolidated	$1,198,715	$1,125,864	$72,851	$156,011	$(83,160)

Net sales increased by $72.9 million, or 6.5%, to $1,198.7 million in 2007 compared to 2006. The increase in net sales was attributable to the acquisitions of EMC in November 2006, Dramex in March 2007, Noll in April 2007 and Florence in August 2007, which provided an increase of $156.0 million in net sales in 2007. The decrease in net sales excluding the effect of these acquisitions was the result of volume decreases due to the downturn in the new build housing market, partially offset by a slight increase from our Processed Metal Products segment, primarily a function of higher steel costs causing an increase in selling price.

Net sales in our Building Products segment increased 7.7% or $66.7 million, to $929.0 million in 2007 compared to 2006. The increase was the result of the acquisitions discussed above, which provided an additional $156.0 million. The decrease in net sales excluding the effect of the acquisitions noted above was the result of sales declines in our historic building products business, the result of volume decreases due to the downturn in the new build housing market.

Net sales in our Processed Metal Products segment increased $6.1 million, or 2.3%, to $269.7 million in 2007 compared to 2006. The increase in net sales was the result of increased material costs that resulted in higher selling prices which offset volume decreases.

Gross margin decreased to 18.0% in 2007 from 21.4% in 2006. The decrease in gross margin is attributable to lower volumes from our Building Products segment which are not as efficient at lower volumes and higher material and freight costs as a percentage of sales in 2007 compared to 2006.

Selling, general and administrative expenses increased approximately $10.6 million, or 8.2%, to $139.5 million in 2007 compared to 2006. The acquisitions noted above caused an increase of $15.2 million in 2007. Excluding the effect of the acquisitions, selling, general and administrative costs decreased $4.6 million, or 3.6%. Selling, general and administrative expense as a percentage of net sales increased 0.1%, to 11.6% in 2007 from 11.5% in 2006, due mainly to higher compensation costs.

The following table sets forth the Company’s income from operations and income from operations as a percentage of sales by reportable segment for the years ended December 31 (in thousands):

			Total	Change Due to
	2007	2006	Change	Acquisitions	Operations

Income from operations:
Building Products	$91,589	$127,701	$(36,112)	$12,408	$(48,520)
Processed Metal Products	13,265	15,049	(1,784)	—	(1,784)
Corporate	(29,113)	(31,060)	1,947	—	1,947

Consolidated	$75,741	$111,690	$(35,949)	$12,408	$(48,357)

			Total
	2007	2006	Change

Income from operations as a percentage of net sales:
Building Products	9.9%	14.8%	(4.9)%
Processed Metal Products	4.9%	5.7%	(0.8)%
Consolidated	6.3%	9.9%	(3.6)%

Income from operations as a percentage of net sales in our Building Products segment decreased to 9.9% in 2007 from 14.8% in 2006. The decrease in income from operations as a percentage of net sales was mainly the result of lower sales volumes due to the slowdown in new housing starts. The Buildings Products segment is not as efficient at lower volumes. Higher material and freight costs as a percentage of sales also increased year over year.

Income from operations as a percentage of net sales in our Processed Metal Products segment declined to 4.9% in 2007 from 5.7% in 2006. The decrease was mainly the result of higher material costs as a percentage of net sales. We were able to increase our selling price to compensate for rising raw material costs, however, the rising costs drove our margin as a percentage of sales down.

Corporate expenses decreased $1.9 million, or 6.1%, to 29.1 million for 2007 from $31.0 million in 2006. The decrease in corporate expenses is due primarily to a decrease in incentive compensation due to achieving better operating results during 2006.

Interest expense increased 24.0% or $6.3 million, to $32.5 million in 2007 from $26.2 million in 2006. The increase in interest was the result of higher average borrowings in 2007. Borrowings were increased during 2007 to finance the acquisitions of Dramex, Noll and Florence.

In December 2006, we recognized an impairment of our investment in our Gibraltar DFC Strip Steel, LLC joint venture. We determined that our investment in this joint venture was other than temporarily impaired and recognized a $12.9 million charge related to the joint venture at the end of 2006. This impairment was the primary reason for the significant loss recorded in the equity in partnerships’ (income) loss during 2006. In 2007, we recognized a income from our equity in partnerships’ (income) loss as we no longer incurred losses from the joint venture noted above.

Income taxes related to continuing operations for 2007 approximated $17.5 million based upon an effective tax rate of 39.3% compared to 37.8% in 2006. The increase in the effective tax rate during 2007 was the result of a higher proportion of permanently non-deductible expenses as a percentage of pre-tax income.

We experienced a loss from discontinued operations of $13.7 million in 2007 compared to income from discontinued operations of $12.1 million in 2006. The loss in 2007 was primarily a result of losses recognized for the liquidation of our steel service center and bath cabinet manufacturing businesses.

Liquidity and Capital Resources

At December 31, 2008, the Company had total liquidity of $283.0 million consisting of $11.3 million of cash and cash equivalents and $271.7 million of availability under our $375.0 million revolving credit facility. Our liquidity increased $47.0 million from $236.0 million as of December 31, 2007 mainly due to increased availability under our revolving credit facility.

The restrictive covenants in our Second Amended and Restated Credit Agreement dated August 31, 2007 (the Senior Credit Agreement), which includes our $375.0 million revolving credit facility and our $122.7 million term loan facility, require us to maintain specified financial ratios and satisfy other financial condition tests. Our total leverage ratio as defined in the Senior Credit Agreement approximated 3.05 to 1.00 as of December 31, 2008. The Senior Credit Agreement does not at any time permit our total leverage ratio to exceed 4.25 to 1.00. Our interest coverage ratio as of December 31, 2008 approximated 4.06 to 1.00. The Senior Credit Agreement requires our interest coverage (as defined with the agreement) to exceed 2.75 to 1.00. We also had net worth at December 31, 2008 that exceeded $400.0 million plus 50% of cumulative net income in each fiscal quarter beginning with the quarter ended September 30, 2007 as required per the Senior Credit Agreement.

As of December 31, 2008, we could have borrowed approximately $140 million more under our revolving credit facility without violating our total leverage ratio covenant or any other financial covenant. The total leverage ratio will increase during periods where Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA as defined in the Senior Credit Agreement) declines compared to the comparable prior year period. We experienced a larger loss from operations during the fourth quarter of 2008 compared to the fourth quarter of 2007, which resulted in less EBITDA being generated in the fourth quarter of 2008. We are expecting EBITDA generated during the first quarter of 2009 to be lower than the first quarter of 2008. Therefore, permitted borrowings allowed under the financial covenants included in the Senior Credit Agreement could be less than actual borrowings at quarter ends during 2009. If this happens, we would be in breach of one of our restrictive debt covenants. A breach of any of the covenants would result in a default under the Senior Credit Agreement. Upon the occurrence of an event of default under the Senior Credit Agreement, we would attempt to receive a waiver from our lenders, which could result in us incurring additional financing costs consisting of upfront fees to our syndicate of lenders and increased interest rates used to determine interest due on amounts outstanding under the Senior Credit Agreement. We are monitoring our compliance with our restrictive covenants closely and currently expect to remain in compliance throughout 2009. A detailed description of our risks of default is included in the risk factors included in item 1A of this Annual Report on Form 10-K.

The world wide economic downturn during the second half of 2008 has had a significant impact on the liquidity in the financial markets. We continue to monitor the counter party risk of all of our creditors and focus on maintaining adequate liquity to fund our principal capital requirements. One of the banks in our syndicate was acquired by another bank in our syndicate in December 2008. We continue to monitor the financial condition of the members in our syndicate, and based on the monitoring, believe that our current banking relationships will continue to provide the liquidity needed to support our principal capital requirements throughout 2009.

Throughout 2008, we focused on increasing positive cash flow, working capital management and debt reduction. We see the first quarter of 2009 as being a very challenging period for our Company given the uncertainty in the general economy and the related effects on the residential construction and North American automotive markets. Accordingly, we will focus on liquidity preservation to meet our principal capital requirements during 2009. As a result, Gibraltar’s Board of Directors has decided to suspend quarterly dividends with the expectation of reinstating payments when economic conditions and our profitability improve. We believe that availability of funds under our existing Senior Credit Agreement together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements.

Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of improvements to our facilities, machinery and equipment and to fund acquisitions. Despite the continuing downturn in the credit and equity markets, we believe that our liquidity will be adequate to satisfy our obligations throughout 2009. We expect that future obligations, including the funding of future acquisitions and capital expenditures, may be financed through a number of sources, including internally available cash resources, new debt financing, the issuance of equity securities or any combination of the above. This opinion is a forward-looking statement based upon currently available information and may change if conditions in the credit and equity markets further deteriorate. To the extent that operating cash flows are lower than current levels or sources of financing are not available or available at acceptable terms, future liquidity may be adversely affected.

We regularly consider various strategic business opportunities including acquisitions. We evaluate such potential acquisitions on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets and customers. Although no assurances can be given that any acquisition will be consummated, we may finance such acquisitions through a number of sources including internally available cash resources, new debt financing, the issuance of equity securities or any combination of the above if they are available at acceptable terms.

Cash Flows

The following table sets forth selected cash flow data (in millions):

	Year Ended December 31,
	2008	2007

Cash Provided By/(Used In):
Operating Activities from Continuing Operations	$98.1	$134.3
Investing Activities from Continuing Operations	7.6	(209.0)
Financing Activities from Continuing Operations	(137.9)	73.2
Discontinued Operations	8.2	23.3

Net Increase/(Decrease) in Cash and Cash Equivalents	$(24.0)	$21.8

Net cash provided by continuing operations for the year ended December 31, 2008 was approximately $98.1 million compared to net cash provided by continuing operations of approximately $134.3 million for the year ended December 31, 2007. Net cash provided by continuing operations for the year ended December 31, 2008 was primarily the result of income from continuing operations of $33.4 million combined with depreciation and amortization of $33.9 million and a decrease in working capital requirements of $18.4 million. Net cash provided by continuing operations for the year ended December 31, 2007 was primarily the result of income from continuing operations of $26.9 million combined with depreciation and amortization of $31.0 million and a $68.0 million reduction in working capital.

During 2008, our working capital decreased by approximately $83.5 million, or 27.2%, to approximately $223.0 million at December 31, 2008 from $306.5 million at December 31, 2007. This decrease in working capital was primarily driven by our focus on working capital efficiency. The net change included a decrease in the net assets of discontinued operations of $35.4 million, a decrease in accounts receivable of $17.6 million, a decrease in cash and cash equivalents of $24.0 million, a decrease in other current assets of $2.2 million, a decrease in inventories of $4.2 million and an increase in accrued expenses of $5.9 million partially offset by a $5.6 million reduction in accounts payable.

Net cash provided by investing activities from continuing operations for the year ended December 31, 2008 was approximately $7.6 million, resulting primarily from cash proceeds received on the sale of our SCM subsidiaries of $35.2 million partially offset by capital expenditures of $21.6 million and additional acquisition costs of $8.7 million primarily related to a payment to the former owners of Florence for a 338(h)(10) tax election to make the goodwill acquired deductible in our tax return. Net cash used in investing activities from continuing operations for the year ended December 31, 2007 was approximately $209.0 million, resulting primarily from net cash paid for the acquisitions of Florence, Noll and Dramex in the amount of $206.6 million and capital expenditures of $17.7 million partially offset by net proceeds of $11.9 million from the sale of certain assets of our steel service center and bath cabinet manufacturing businesses.

Net cash used in financing activities from continuing operations for the year ended December 31, 2008 was $137.9 million, consisting primarily of net payments of $131.5 million on long-term debt and dividend payments of $6.0 million. Payments of long-term debt made during 2008 were the result of cash flows from operations and investing activities. Net cash provided by financing activities from continuing operations for the year ended December 31, 2007 was $73.2 million, consisting primarily of net borrowings of long-term debt of $80.8 million, partially offset by dividend payments of $6.0 million. The borrowings in 2007 were primarily used to fund acquisitions while the repayments were the result of cash flows from operations.

Senior Credit Agreement and Senior Subordinated Notes

The Company and its wholly-owned subsidiary, Gibraltar Steel Corporation of New York, are co-borrowers under our Second Amended and Restated Credit Agreement dated August 31, 2007 (the Senior Credit Agreement) with a syndicate of lenders providing for (i) a revolving credit facility with aggregate commitments of up to $375.0 million including a $50.0 million sub-limit for letters of credit and a swing line loan sub-limit of $20.0 million and (ii) a term loan in the original principal amount of $122.7 million. At December 31, 2008, outstanding borrowings under the revolving credit facility were $89.1 million, $14.3 million of letters of credit were outstanding and $271.6 million was available to be borrowed. Under the terms of the Senior Credit Agreement, we are required to repay approximately $0.6 million on the term loan each quarter until its due date in 2012. During 2008, we borrowed $53.0 million and repaid $121.8 million on the revolving facility and made payments of $61.7 million on the term loan. At December 31, 2008, we had $59.9 million outstanding on the term loan.

The Company’s $204.0 million of 8% senior subordinated notes were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. Prior to December 1, 2008, up to 35% of the 8% notes were redeemable at the option of the Company from the proceeds of an equity offering at a premium of 108% of the face value, plus accrued and unpaid interest. After December 1, 2010, the 8% notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the notes agreement), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change in Control (as defined in the indenture for such notes), each holder of the 8% notes may require the Company to repurchase all or a portion of such holder’s 8% notes at a purchase price equal to 101% of the principal amount thereof. At December 31, 2008, we had $201.4 million, net of discount, of our 8% senior subordinated notes outstanding.

The Senior Credit Agreement includes a guarantee by each of our material domestic subsidiaries other than Gibraltar Steel Corporation of New York, which is a co-borrower. Debt outstanding under the Senior Credit Agreement and the related guarantees are secured by a first priority security interest (subject to permitted liens as defined in the agreement) in substantially all the tangible and intangible assets of our Company and our material domestic subsidiaries, subject to certain exceptions, and a pledge of 65% of the voting stock of our foreign subsidiaries. The 8% notes are guaranteed by each of our material domestic subsidiaries.

The Senior Credit Agreement contains various affirmative and negative covenants customary for similar working capital facilities, including, but not limited to, several financial covenants. We must maintain a total funded debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA as defined in the Credit Agreement) ratio (total leverage ratio) not to exceed 4.25 to 1.00. We must also maintain a senior funded debt to consolidated EBITDA ratio not to exceed 3.25 to 1.00. Our interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, must not be less than 2.75 to 1.00 and our net worth must be at least $400.0 million plus 50% of cumulative net income in each fiscal quarter beginning with the quarter ended September 30, 2007. The notes agreement for our 8% senior subordinated notes also contains provisions that limit additional borrowings and require minimum net worth and financial ratios. At December 31, 2008, the Company was in compliance with the terms and provisions of all its financing agreements. We will continue to monitor our compliance with our restrictive covenants closely as reductions in EBITDA generated during the fourth quarter of 2008 and potentially throughout 2009 could lead to tightness within our total leverage ratio debt covenant at quarters ended during 2009. We currently expect to remain in compliance with our restrictive covenants throughout 2009.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

The following table summarizes by category our Company’s expected future cash outflows associated with contractual obligations in effect at December 31, 2008:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Variable rate debt	$155,019	$2,728	$5,432	$142,859	$4,000
Interest on variable rate debt(1)	24,078	6,455	12,440	5,063	120
Fixed rate debt	201,353	—	—	—	201,353
Interest on fixed rate debt	114,899	16,612	33,224	33,224	31,839
Operating lease obligations	49,132	11,852	17,468	9,376	10,436
Pension and other post-retirement obligations	6,353	318	981	1,403	3,651
Contingent consideration(2)	5,200	5,200	—	—	—
Employment agreements	1,100	550	550	—	—
Management stock purchase plan(3)	811	136	356	319	—

Total(4)	$557,645	$43,551	$70,451	$192,244	$251,399

(1)	Calculated using the interest rate in effect at December 31, 2008, assuming no payments were made to reduce the revolving credit facility until its maturity date.

(2)	Approximates the amount due to the former owners of Home Impressions, Inc. which was acquired in 2006.

(3)	Includes amounts due to retired participants of the Management Stock Purchase Plan (MSPP). Excludes the future payments due to active participants of the MSPP, which represents a liability of approximately $2.4 million as of December 31, 2008. Future payments to active participants cannot be accurately estimated as we are uncertain of when active participants’ service to the Company will terminate.

(4)	Excludes liabilities for uncertain tax positions. We have not included the liabilities for uncertain tax positions as we cannot make reliable estimates of the period of cash settlement.

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

A summary of the Company’s significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our most critical accounting policies include:

•	valuation of accounts receivable, which impacts selling, general and administrative expense;

•	valuation of inventory, which impacts cost of sales and gross margin;

•	the allocation of the purchase price of our acquisition-related assets and liabilities, which affects our depreciation and amortization costs;

•	the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets; and

•	accounting for income taxes and deferred tax assets and liabilities, which impacts the provision for income taxes.

Management reviews the estimates, including the allowance for doubtful accounts and inventory reserves on a regular basis and makes adjustments based on historical experience, current conditions and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Valuation of accounts receivable.  Our accounts receivable represent those amounts that have been billed to our customers but not yet collected. As of December 31, 2008 and 2007, allowances for doubtful accounts of $6.7 million and $3.3 million, or 5% and 2% of gross accounts receivable, were recorded, respectively. We record an allowance for doubtful accounts based on the portion of those accounts receivable that we believe are potentially uncollectible based on various factors, including historical experience, creditworthiness of customers and current market and economic conditions. If the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Changes in judgments on these factors could impact the timing of costs recognized. The allowance for doubtful accounts as of December 31, 2008 increased from the prior year primarily due to a $2.7 million charge to bad debts recorded in the fourth quarter of 2008 relating to an automotive customer filing for bankruptcy.

Valuation of inventories.  We state our inventories at the lower of cost or market. We determine the cost basis of our inventory on a first-in-first-out basis using either actual costs or a standard cost methodology that approximates actual cost. On a regular basis, we calculate an estimated market value of our inventory, considered to be the prevailing selling price for the inventory less the cost to complete and sell the product. We compare the current carrying value of our inventory to the estimated market value to determine whether a reserve to value inventory at the lower of cost or market is necessary. As of December 31, 2008 and 2007, no reserve to value our inventory to the lower of cost or market was considered necessary.

We regularly review inventory on hand and record provisions for excess, obsolete and slow-moving inventory based on historical and current sales trends. We recorded reserves for excess, obsolete and slow moving inventory of $5.0 million and $5.5 million, or 3% and 3% of gross inventories, as of December 31, 2008 and 2007, respectively. Changes in product demand and our customer base may affect the value of inventory on hand, which may require higher provisions for obsolete inventory.

Allocation to purchase price of acquired assets and liabilities.  When we acquire a new business, we must allocate the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair market values. We record any premium over the fair market value of the net assets acquired as goodwill. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair market value. The way we characterize the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained below. With respect to determining the fair market value of assets, the most difficult estimations of individual fair market values are those involving long-lived assets, such as property, plant and equipment and identified intangible assets. We use all available information to make these fair market value determinations and engage an independent valuation specialist to assist in the fair market value determination of the acquired long-lived assets. The following summarizes the amount of purchase price allocated to property, plant and equipment, identified intangible assets and goodwill for the acquisitions we completed in 2007 (in millions):

	Initial	Property,	Identified
	Purchase	Plant and	Intangible		Other Net
Acquisition	Price	Equipment	Assets	Goodwill	Assets

Dramex Corporation	$22.7	$5.2	$3.7	$11.5	$2.3
Noll Manufacturing Company and affiliates	63.7	34.0	7.0	—	22.7
Florence Corporation	125.9	12.5	31.8	67.0	14.6

Due to the subjectivity inherent in determining the estimated fair market value of long-lived assets and the significant number of business acquisitions that we have completed, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

Impairment of depreciable and amortizable long-lived assets.  We test long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable and exceeds their fair market value. The following summarizes the value of long-lived assets subject to impairment testing when events or circumstances indicate potential impairment as of December 31, 2008 (in millions):

Balance as of
December 31, 2008

Property, plant and equipment, net	$242.1
Acquired intangibles with estimable useful lives	46.3
Other assets	22.3

Impairment exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair market value as determined by discounted cash flow method or in the case of negative cash flow, an independent market appraisal of the asset.

Goodwill and other indefinite-lived intangible asset impairment testing.  Our goodwill balance, $443.9 million as of December 31, 2008, is subject to impairment testing. We test goodwill for impairment at least annually, as of October 31, and more frequently whenever events occur or circumstances change that indicate there may be an impairment. These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit. During 2008, we tested goodwill for impairment as of December 31 as a result of the economic downturn and the decrease in our stock price in the fourth quarter, as well as our annual assessment date of October 31.

We test goodwill at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We currently have 11 reporting units as compared to 12 reporting units for the 2007 goodwill impairment test. The sale of SCM resulted in the divestiture of two reporting units and our 2007 acquisition of Florence resulted in the addition of a reporting unit. We aggregated the 2007 acquisitions of Dramex and Noll into other reporting units with similar economic characteristics.

The goodwill impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the implied fair value of goodwill is compared to the carrying amount of goodwill. An impairment loss would be recognized for the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and judgmental factors. The key estimates and factors used in our discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. Revenue growth forecasted for 2009 ranged from a 2% increase to a 12% decline compared to the reporting units’ 2008 revenue amounts with increases in revenues beginning in 2010 for all but one reporting unit. The compound annual growth rate for revenue during the first five years of our projections ranged between -5% and 13%, with the higher growth rates in those businesses that have experienced sharp declines due to the downturn in the residential housing market. The terminal value was calculated assuming projected growth rates of 3.2% after five years which reflects our estimate of long-term gross domestic product growth. Operating profit margins were projected to return to historical norms by 2013 in the individual reporting units as we expect the residential housing industry to recover over the next few years. The estimated weighted-average cost of capital was determined to be 10.8% based upon an analysis of similar companies and their debt to equity mix and related volatility and the size of their market capitalization. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate greater than

125 basis points or an increase in the weighted-average cost of capital greater than 85 basis points would have indicated impairment in one reporting unit as of October 31, 2008 whose goodwill was $22.6 million.

The testing performed as of October 31, 2008 and December 31, 2008 indicated an excess of estimated fair market value over book value for each reporting unit. However, if the projected long-term revenue growth rates, profit margins, or terminal rates are considerably lower, and/ or the estimated weighted-average cost of capital is considerably higher, future testing may indicate an impairment of one or more of the Company’s reporting units and, as a result, the related goodwill would likely be impaired.

We also test our indefinite-lived intangible assets, which totaled $41.1 million as of December 31, 2008, for impairment on an annual basis as of October 31, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

Accounting for income taxes and deferred tax assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of permanent differences between financial statement and tax income, provisions for uncertain tax positions, state taxes and income generated by international operations. Our effective tax rate was 36.9%, 39.3%, and 37.8%, for 2008, 2007, and 2006, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

In 2008, deferred income tax liabilities increased primarily due to amortization recorded for tax purposes relating to goodwill. Deferred income tax assets increased primarily due to an increase in equity compensation. Regarding deferred income tax assets, we maintained valuation allowances of $2.6 million and $0.9 million for the years ended December 31, 2008 and 2007, respectively, due to uncertainties related to our ability to utilize these assets, primarily consisting of capital losses and state net operating losses. The valuation allowances are based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which we adopted January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The result of the Company’s reassessment of its tax positions in accordance with FIN 48 resulted in a $750,000 increase in tax liabilities, with a corresponding reduction in retained earnings. The recognition was caused by uncertain tax positions of $408,000 and the provision for related interest and penalties of $342,000.

It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2008 and 2007, we recognized $123,000 and $142,000 of interest (net of federal tax benefit) and penalties, respectively.

Deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of December 31, 2008 and 2007, the liability for uncertain income tax positions was $2,499,000 and $1,894,000, respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

For additional information regarding the adoption of FIN 48, see Note 16 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Related Party Transactions

On August 31, 2007, we entered into our Second Amended and Restated Credit Agreement (the Senior Credit Agreement) with KeyBank National Association serving as lead bank of a syndicate. The Senior Credit Agreement provides for (i) a revolving credit facility with aggregate commitments of up to $375.0 million including a $50.0 million sub-limit for letters of credit and a swing line loan sub-limit of $20.0 million and (ii) a term loan in the original principal amount of $122.7 million. With respect to the Senior Credit Agreement, during 2008 the largest aggregate amount of principal outstanding under the revolving credit facility was $171.6 million, the principal amount outstanding as of December 31, 2008 was $89.1 million and $59.9 million for the revolving credit facility and term loan, respectively. The aggregate principal and interest paid during 2008 under the Senior Credit Agreement was $130.5 million and $11.5 million, respectively. Loans under the Senior Credit Agreement bear interest at the borrower’s option at (i) LIBOR plus a margin ranging from 0.60% to 1.40%, depending on our consolidated leverage ratio or (ii) the higher of administrative agent’s prime rate or the federal funds effective rate plus 0.50%. Facility fees are payable to the lenders on their revolving commitments at a rate ranging from 0.150% to 0.350% and annual letter of credit fees from 0.60% to 1.40% of the stated amount of the letter of credit. Robert E. Sadler, Jr., a Director of the Company, is Vice Chairman of the Board of Manufacturers and Traders Trust Company, one of the lenders under that agreement.

The firm of Lippes Mathias Wexler Friedman, LLP, of which Gerald S. Lippes, a Director of the Company, is a partner, serves as counsel to the Company. During 2008 and 2007, we incurred $1,475,000 and $1,856,000, respectively, for legal services rendered to the Company. The firm of Phillips Lytle LLP, of which Arthur A. Russ, Jr., a Director of the Company, is a partner, also provided legal services to the Company in 2008 and 2007 and we incurred fees of $254,000 and $361,000, respectively. Of the amounts incurred, $1,729,000 and $1,565,000 was expensed in 2008 and 2007, respectively, and $652,000 was capitalized as acquisition costs and deferred debt issuance costs in 2007. At December 31, 2008 and 2007, the Company had $342,000 and $185,000, respectively, recorded in accounts payable for these law firms.

The Company was also a party to a consulting agreement it entered into January 1, 2003 with Neil E. Lipke, a former officer of the Company and a brother of Mr. Brian J. Lipke, a Director and Officer of the Company, in effect through December 2007. Under this consulting agreement, Mr. Neil E. Lipke received $125,000 per year in cash and insurance benefits at levels that were provided during his employment in exchange for providing consulting services to the Company. In 2007, the last year of the agreement, the Company paid Mr. Neil E. Lipke $125,000 in cash and incurred $6,000 to provide him with these insurance benefits.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.

Relative to SFAS No. 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-3 addresses considerations in determining the fair value of a financial asset when the market for that asset is not active.

We adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. The impact of adopting SFAS No. 157 was not significant to our 2008 financial statements. The impact of adopting SFAS No. 157 for nonfinancial assets and liabilities in 2009 has been determined.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS No. 159 is effective at the beginning of the fiscal year that begins after November 15, 2007. As of January 1, 2008, we did not elect to value any specified financial instruments or warranty or insurance contracts at fair value. Therefore, the adoption of SFAS No. 159 had no impact on our consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in business combinations to be recorded at “full fair value”. SFAS No. 141(R) also requires that the direct costs of acquisitions be expensed as incurred and that the estimated fair value of contingent consideration be recorded at the date of purchase, with changes in the estimated fair value recorded in the income statement. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for the Company in 2009. This standard may be adopted only on a prospective basis and may have a material impact upon our results of operations if we complete significant acquisitions in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this standard is prohibited. We do not expect that adoption of this standard will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be effective for the Company in 2009. The standard requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of SFAS No. 161 is not anticipated to significantly impact the Company’s disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable rate debt to fixed rate debt. At December 31, 2008, the Company had $55.0 million of term loan borrowings that are effectively converted to fixed rate debt pursuant to the interest rate swap agreement. In 2008, we de-designated $2.5 million of term loan borrowings as being hedged under our interest rate swap agreement due to a payment made to reduce the amount of debt outstanding under our term loan. Changes in the fair value of the related unhedged portion of the interest rate swap are recorded as gains and losses through our consolidated income statement as opposed to accumulated other comprehensive income, a component of shareholders’ equity.

The following table summarizes the principal cash flows and related interest rates of the Company’s long-term debt at December 31, 2008 by expected maturity dates. The weighted average interest rates are based on the actual rates that existed at December 31, 2008. The variable rate debt consists primarily of the revolving credit facility and term loan, of which $149.0 million is outstanding at December 31, 2008. A hypothetical 1% increase or decrease in interest rates would have changed the 2008 interest expense by approximately $2.2 million.

	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Long-term debt (fixed)(1)	$—	$—	$—	$—	$—	$201,353	$201,353
Weighted average interest rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Long-term debt (variable)(1)	$2,728	$2,728	$2,704	$142,459	$400	$4,000	$155,019
Weighted average interest rate	4.20%	4.17%	4.14%	4.34%	0.60%	0.60%
Interest rate swap (notional amount)(2)	$—	$57,500	$—	$—	$—	$—	$57,500
Interest pay rate	5.03%	5.03%	—	—	—	—
Interest receive rate	3.20%	3.20%	—	—	—	—

(1)	The fair value of the Company’s long-term debt was $269.3 million at December 31, 2008.

(2)	Represents the notional amount on which interest payments and receipts are determined under the interest rate swap, there is no exchange of principal under the interest rate swap agreement.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Industries, Inc. at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 3, 13, 14 and 16 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation, on December 31, 2006 the Company changed its method of accounting for defined benefit pension and other postretirement benefits, and on January 1, 2007 the Company changed its method of accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 25, 2009

Gibraltar Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$11,308	$35,287
Accounts receivable, net	127,537	145,174
Inventories	189,935	194,159
Other current assets	17,963	20,128
Assets of discontinued operations	1,486	45,997

Total current assets	348,229	440,745
Property, plant and equipment, net	242,052	256,107
Goodwill	443,925	445,073
Acquired intangibles	87,373	90,394
Investment in partnership	2,477	2,639
Other assets	22,303	14,589
Assets of discontinued operations	—	31,861

	$1,146,359	$1,281,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,168	$81,793
Accrued expenses	46,305	40,369
Current maturities of long-term debt	2,728	2,955
Liabilities of discontinued operations	—	9,108

Total current liabilities	125,201	134,225
Long-term debt	353,644	484,590
Deferred income taxes	79,514	77,900
Other non-current liabilities	19,513	15,500
Liabilities of discontinued operations	—	1,433
Shareholders’ equity:
Preferred stock $.01 par value; authorized 10,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; 30,061,550 and 29,949,229 shares issued and outstanding at December 31, 2008 and 2007, respectively	301	300
Additional paid-in capital	223,561	219,087
Retained earnings	356,007	337,929
Accumulated other comprehensive (loss) income	(10,825)	10,837

	569,044	568,153
Less: cost of 75,050 and 61,467 common shares held in treasury at December 31, 2008 and 2007, respectively	557	393

Total shareholders’ equity	568,487	567,760

	$1,146,359	$1,281,408

The accompanying notes are an integral part of these consolidated financial statements

Gibraltar Industries, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net sales	$1,232,299	$1,198,715	$1,125,864
Cost of sales	996,193	983,495	885,254

Gross profit	236,106	215,220	240,610
Selling, general and administrative expense	154,637	139,479	128,920

Income from operations	81,469	75,741	111,690
Other expense (income)
Interest expense	29,235	32,498	26,226
Equity in partnerships’ (income) loss, impairment and other (income) loss	(724)	(1,172)	12,900

Total other expense	28,511	31,326	39,126

Income before taxes	52,958	44,415	72,564
Provision for income taxes	19,553	17,476	27,436

Income from continuing operations	33,405	26,939	45,128
Discontinued operations (Loss) income from discontinued operations before taxes	(10,948)	(16,235)	16,644
Income tax (benefit) expense	(1,611)	(2,520)	4,503

(Loss) income from discontinued operations	(9,337)	(13,715)	12,141

Net income	$24,068	$13,224	$57,269

Net income (loss) per share — Basic
Income from continuing operations	$1.11	$0.90	$1.52
(Loss) income from discontinued operations	(0.31)	(0.46)	0.41

Net income per share — Basic	$0.80	$0.44	$1.93

Weighted average shares outstanding — Basic	29,981	29,867	29,712

Net income (loss) per share — Diluted
Income from continuing operations	$1.11	$0.89	$1.50
(Loss) income from discontinued operations	(0.31)	(0.46)	0.40

Net income per share — Diluted	$0.80	$0.43	$1.90

Weighted average shares outstanding — Diluted	30,193	30,116	30,006

The accompanying notes are an integral part of these consolidated financial statements

Gibraltar Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,068	$13,224	$57,269
(Loss) income from discontinued operations	(9,337)	(13,715)	12,141

Income from continuing operations	33,405	26,939	45,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,907	30,952	24,622
Provision for deferred income taxes	1,574	5,328	(29,149)
Equity in partnerships’ (income) loss	(447)	(911)	13,884
Distributions from partnerships’ income	609	712	1,149
Stock compensation expense	4,586	2,886	2,672
Non-cash charges to interest expense	2,007	1,750	2,014
Other non-cash adjustments	4,105	116	531
Increase (decrease) in cash resulting from changes in (net of acquisitions):
Accounts receivable	12,273	22,230	6,696
Inventories	1,770	45,625	(30,277)
Other current assets and other assets	3,913	1,832	(6,842)
Accounts payable	(8,722)	7,748	(21,845)
Accrued expenses and other non-current liabilities	9,149	(10,952)	(7,703)

Net cash provided by continuing operations	98,129	134,255	880
Net cash provided by (used in) discontinued operations	9,745	24,558	(14,144)

Net cash provided by (used in) operating activities	107,874	158,813	(13,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(8,724)	(206,608)	(57,430)
Net proceeds from sale of business	35,202	11,859	151,487
Purchases of property, plant and equipment	(21,595)	(17,691)	(20,579)
Net proceeds from sale of property and equipment	2,692	3,477	242

Net cash provided by (used in) investing activities from continuing operations	7,575	(208,963)	73,720
Net cash used in investing activities for discontinued operations	(501)	(950)	(4,768)

Net cash provided by (used in) investing activities	7,074	(209,913)	68,952

CASH-FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	(184,937)	(119,306)	(114,875)
Proceeds from long-term debt	53,439	200,074	49,613
Payment of deferred financing costs	(104)	(1,498)	(768)
Payment of dividends	(5,985)	(5,971)	(5,957)
Net proceeds from issuance of common stock	250	137	1,174
Tax adjustment from equity compensation	(362)	121	355
Purchase of treasury stock	(164)	(393)	—

Net cash (used in) provided by financing activities from continuing operations	(137,863)	73,164	(70,458)
Net cash used in financing activities from discontinued operations	(1,064)	(252)	(284)

Net cash (used in) provided by financing activities	(138,927)	72,912	(70,742)

Net (decrease) increase in cash and cash equivalents	(23,979)	21,812	(15,054)
Cash and cash equivalents at beginning of year	35,287	13,475	28,529

Cash and cash equivalents at end of year	$11,308	$35,287	$13,475

The accompanying notes are an integral part of these consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
				Additional			Other				Total
	Comprehensive	Common Stock		Paid-in	Retained	Unearned	Comprehensive	Treasury Stock			Shareholders’
	Income (Loss)	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Shares	Amount		Equity
	(In thousands, except per share data)

Balance at January 1, 2006		29,735	$298	$216,897	$280,116	$(5,153)	$1,867	41	$		$494,025
Cumulative effect of adoption of SFAS 123R		—	—	(5,153)	—	5,153	—	—		—	—
Comprehensive income (loss):
Net income	$57,269	—	—	—	57,269	—	—	—		—	57,269
Other comprehensive income (loss):
Foreign currency translation adjustment	(458)	—	—	—	—	—	—	—		—	—
Retirement liability adjustments, net of tax of $20	33	—	—	—	—	—	—	—		—	—
Unrealized gain on interest rate swaps, net of tax of $369	592	—	—	—	—	—	—	—		—	—

Other comprehensive income	167	—	—	—	—	—	167	—		—	167

Total comprehensive income	$57,436

Cumulative effect of adoption of SFAS 158, net of tax of $587		—	—	—	—	—	(969)	—		—	(969)
Issuance of restricted stock		28	—	—	—	—	—	—		—	—
Stock options exercised		121	1	1,173	—	—	—	—		—	1,174
Tax benefit from equity compensation		—	—	355	—	—	—	—		—	355
Cash dividends-$.15 per share		—	—	—	(4,465)	—	—	—		—	(4,465)
Equity compensation expense		—	—	2,672	—	—	—	—		—	2,672
Forfeiture of restricted stock awards		—	—	—	—	—	—	2		—	—

Balance at December 31, 2006		29,884	299	215,944	332,920	—	1,065	43		—	550,228
Cumulative effect of adoption of FIN 48		—	—	—	(750)	—	—	—		—	(750)
Comprehensive income (loss):
Net income	$13,224	—	—	—	13,224	—	—	—		—	13,224
Other comprehensive income (loss):
Adjustment for OPEB liability, net of tax of $227	365	—	—	—	—	—	—	—		—	—
Foreign currency translation adjustment	10,633	—	—	—	—	—	—	—		—	—
Retirement liability adjustment, net of tax of $25	39	—	—	—	—	—	—	—		—	—
Unrealized loss on interest rate swaps, net of tax of $735	(1,265)	—	—	—	—	—	—	—		—	—

Other comprehensive income	9,772	—	—	—	—	—	9,772	—		—	9,772

Total comprehensive income	$22,996

Issuance of restricted stock		6	—	—	—	—	—	—		—	—
Net settlement of restricted stock units		35	1	—	—	—	—	12		(276)	(275)
Stock compensation expense		—	—	2,886	—	—	—	—		—	2,886
Stock options exercised		24	—	136	—	—	—	5		(117)	19
Tax benefit from equity compensation		—	—	121	—	—	—	—		—	121
Cash dividends-$0.20 per share		—	—	—	(7,465)	—	—	—		—	(7,465)
Forfeiture of restricted stock awards		—	—	—	—	—	—	1		—	—

Balance at December 31, 2007		29,949	300	219,087	337,929	—	10,837	61		(393)	567,760
Comprehensive income (loss):
Net income	$24,068				24,068						24,068
Other comprehensive income (loss):
Adjustment for OPEB liability, net of tax of $45	(79)
Foreign currency translation adjustment	(20,290)
Retirement liability adjustment, net of tax of $45	(78)
Unrealized loss on interest rate swaps, net of tax of $669	(1,215)

Other comprehensive loss	(21,662)						(21,662)				(21,662)

Total comprehensive income	$2,406

Issuance of restricted stock		6	—	—	—	—	—	—		—	—
Net settlement of restricted stock units		85	1	(1)	—	—	—	14		(164)	(164)
Stock compensation expense		—	—	4,586	—	—	—	—		—	4,586
Stock options exercised		22	—	201	—	—	—	—		—	201
Tax adjustment from equity compensation		—	—	(312)	—	—	—	—		—	(312)
Cash dividends-$0.20 per share		—	—	—	(5,990)	—	—	—		—	(5,990)

Balance at December 31, 2008		30,062	$301	$223,561	$356,007	$	$(10,825)	75		$(557)	$568,487
						=

The accompanying notes are an integral part of these consolidated financial statements

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Gibraltar Industries, Inc. and subsidiaries (the Company). The financial position and results of operations of SCM Asia, a discontinued operation as of October 3, 2008, are consolidated for the appropriate periods based on its fiscal year ended November 30. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition

Revenue is recognized when products are shipped or service is provided, the customer takes ownership and assumes the risk of loss, collection of the corresponding receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales returns, allowances and customer incentives are treated as reductions to sales and are provided for based on historical experience and current estimates.

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

Accounts receivable

Accounts receivable are primarily composed of trade receivables recorded at the invoiced amount and do not bear interest. Accounts receivable also include amounts receivable for over payments made for 2008 federal income taxes of $4,265,000 and $4,972,000 as of December 31, 2008 and 2007, respectively. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including historical experience, credit worthiness of customers and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Accounts receivable are expected to be collected within one year and are net of the allowance for doubtful accounts of $6,713,000, $3,338,000, and $2,419,000 at December 31, 2008, 2007 and 2006, respectively. Amounts charged to bad debt expense and recorded as increases to the allowance during 2008, 2007 and 2006 totaled $5,162,000, $768,000 and $1,282,000, respectively, acquired reserves related to the acquisitions of Florence, Noll and Dramex in 2007 totaled $344,000, and deductions to the allowance recorded during 2008, 2007 and 2006 for uncollectible accounts written off, net of recoveries and other adjustments, totaled $1,787,000, $193,000 and $481,000, respectively. Amounts charged to bad debt expense increased in

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

2008 compared to 2007 and 2006 due to the bankruptcy of a customer within our Processed Metal Products segment which led to a $2,700,000 charge to bad debt expense.

Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. Accounts receivable from The Home Depot were 14.7% and 11.1% of consolidated accounts receivable at December 31, 2008 and 2007. Net sales to The Home Depot were 8.2%, 10.2% and 10.6% of consolidated net sales for the years ended December 31, 2008, 2007 and 2006, respectively. The Company typically does not require collateral.

Inventories

Inventories are valued at the lower of cost or market. As of December 31, 2008 and 2007, no reserves to value inventory to the lower of cost or market were considered necessary. The cost basis of the inventory is determined on a first-in, first-out basis using either actual costs or a standard cost methodology which approximates actual cost. Inventory on hand is regularly reviewed and provisions for excess, obsolete and slow-moving inventory based on historical and current sales trends are recorded. Reserves for excess, obsolete and slow moving inventory of $4,985,000 and $5,485,000 were recorded as of December 31, 2008 and 2007, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. The estimated useful lives of land improvements and buildings and building improvements is 15 to 40 years, while machinery and equipment is 3 to 20 years. Accelerated methods are used for income tax purposes. Depreciation expense aggregated $26,560,000, $25,472,000 and $20,726,000 in 2008, 2007 and 2006, respectively.

Interest is capitalized in connection with construction of qualified assets. Interest of $430,000, $561,000 and $550,000 was capitalized in 2008, 2007 and 2006, respectively.

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

Goodwill and other intangible assets

The Company tests goodwill for impairment at the reporting unit level on an annual basis during the fourth quarter or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. During 2008, the Company tested goodwill for impairment as of December 31 as a result of the economic downturn and the decrease in the Company’s stock price in the fourth quarter, as well as its annual assessment date of October 31. The reporting units are at the component level, or one level below the reporting segment level as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Goodwill is assigned to each reporting unit as of the date the reporting unit is acquired and based upon the expected synergies of the acquisition. The impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. There were no impairment charges recorded in 2008, 2007 and 2006.

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

Deferred charges

Deferred charges associated with initial costs incurred to enter into new debt arrangements are included in other assets and are amortized as a part of interest expense over the terms of the associated debt agreements.

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

Equity method goodwill arises when the Company’s investment in the partnership exceeds its applicable share of the fair market value of the partnership’s net assets at the date the partnership was formed. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, equity method goodwill is not amortized or tested for impairment in accordance with this standard. The Company reviews the equity method goodwill in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB Opinion No. 18), under which the Company would recognize an impairment loss when there is a loss in the value of the equity method investment which is deemed to be other than a temporary decline. No impairments were recognized in the years ended December 31, 2008 and 2007. An impairment of $12,875,000 was recognized in the year ended December 31, 2006.

Interest rate exchange agreements

Interest rate swap agreements are used by the Company in the management of interest rate risk. The interest rate swaps are not used for trading purposes and are accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair values of interest rate swap agreements are recognized as other liabilities aggregating $3,998,000 and $1,911,000 at December 31, 2008 and 2007, respectively. Gains or losses from changes in the fair value of the swap agreements are recorded, net of taxes, as components of Accumulated Other Comprehensive Income or Loss, except to the extent the interest rate swaps are not perfectly effective, as the ineffective portion is recorded to earnings

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

immediately. In 2008, the Company de-designated $2,500,000 of term loan borrowings as being hedged under the interest rate swap agreement due to a payment made to reduce the amount of debt outstanding under the term loan in response to the divestiture of the Company’s SCM Metal Products subsidiaries. Therefore, at the end of the term of the interest rate swap, only $55,000,000 of the term loan will be outstanding. Our interest rate swap converts our variable rate term loan debt to fixed rate debt for $57,500,000 of debt. Therefore, the Company determined that 4.3% of the interest rate swap is ineffective and changes in 4.3% of its fair value have been recorded as gains in losses within interest expense on the 2008 consolidated income statement. There was no ineffectiveness in 2007 or 2006. For the remaining portion of the interest rate swap that effectively hedges the risk of variable interest rates, the deferred gains and losses are recorded through accumulated other comprehensive income, a component of shareholders’ equity, and amortized into interest expense during the period in which the related interest payments on variable rate debt are recorded as expense.

Translation of foreign currency

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from the translation of financial statements are accumulated as a separate component of comprehensive income. During 2008, 2007 and 2006, the Company recorded foreign currency transaction income of $404,000, $425,000 and $70,000, respectively.

Shareholders’ equity

During 2008, 2007 and 2006, the Company declared dividends of $5,990,000, $7,465,000 and $4,465,000, respectively, of which $1,499,000 and $1,494,000 was accrued at December 31, 2008 and 2007, respectively.

During 2008 and 2007, the Company acquired 13,583 and 17,367 shares of stock, respectively, as satisfaction of statutory minimum tax withholdings related to equity compensation. The Company reacquired 1,500 shares of forfeited restricted common stock in 2007. These reacquired shares and related cost are reflected as treasury stock in the consolidated balance sheets at December 31, 2008 and 2007.

Comprehensive income

Comprehensive income includes net income as well as accumulated other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) consists of unrealized gains and losses on interest rate swaps and accumulated retirement liability adjustments which are recorded net of related taxes and accumulated foreign currency translation adjustments.

Net income per share

Basic net income per share equals net income divided by the weighted average shares outstanding during the year. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. A reconciliation between basic net income per share and diluted net income per share for the years ended December 31, 2008, 2007 and 2006 is displayed in Note 17.

Income taxes

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets when uncertainty exists regarding their being realized.

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007 which effectively changed the accounting for uncertain tax positions and related disclosures. See Note 16 for further details relating to the impact adopting FIN 48 had on the Company’s consolidated financial statements.

Fair market value disclosures

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying values for our financial instruments approximate fair value with the exception at times of long-term debt. At December 31, 2008, the fair value of long-term debt was $269,259,000 compared to its carrying value of $356,372,000. The fair value of long-term debt was estimated based on quoted market prices. Additional disclosures relating to fair value measurements are displayed in Note 2.

Equity based compensation

In accordance with Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payments”, the Company measures the cost of equity-based compensation based on grant date fair value and recognizes the cost over the period in which the employee is required to provide service in exchange for the award. We adopted SFAS No. 123(R) on January 1, 2006. Equity-based compensation consists of grants of stock options, restricted stock and restricted stock compensation. Equity-based compensation expense is included in selling, general and administrative expenses. The Company’s equity-based compensation plans are discussed in more detail in Note 3.

Collective bargaining agreements

At December 31, 2008, the Company employed approximately 3,270 people, of which approximately 21% were represented by unions through various collective bargaining agreements (CBAs). One CBA, representing 1% of our workforce, expired February 19, 2009 and is currently negotiating a new agreement with the union. Three other CBAs, representing 3% of our workforce, expire during 2009. The Company’s other CBAs expire between June 30, 2010 and July 31, 2011. We historically have had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current and expired agreements.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.

Relative to SFAS No. 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

statements on a nonrecurring basis. FSP 157-3 addresses considerations in determining the fair value of a financial asset when the market for that asset is not active.

The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. The impact of adopting SFAS No. 157 was not significant to the 2008 financial statements. The expanded disclosure requirements are displayed in Note 2. The impact of adopting SFAS No. 157 for nonfinancial assets and liabilities in 2009 has not been determined.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS No. 159 is effective at the beginning of the fiscal year that begins after November 15, 2007. As of January 1, 2008, the Company did not elect to value any specified financial instruments or warranty or insurance contracts at fair value. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial position, cash flows or results from operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in business combinations to be recorded at “full fair value”. SFAS No. 141(R) also requires that the direct costs of acquisitions be expensed as incurred and that the estimated fair value of contingent consideration be recorded at the date of purchase, with changes in the estimated fair value recorded in the income statement. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for the Company in 2009. This standard may be adopted only on a prospective basis and may have a material impact upon the Company’s results of operations if the Company completes significant acquisitions in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. The Company does not expect that adoption of this standard will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be effective for the Company in 2009. The standard requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of SFAS No. 161 is not anticipated to significantly impact the Company’s disclosures.

Reclassifications

Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

2.	Fair Value Measurements

The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. The impact of adopting SFAS No. 157 was not significant to the Company’s consolidated financial position or results from operations.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3

Interest rate swap	(3,998)	—	(3,998)	—

The interest rate swap is an over the counter security with no quoted readily available Level 1 inputs, and therefore, is measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

Refer to Note 1 for a description of where changes in the fair value of the interest rate swap are recorded within the Company’s consolidated financial statements.

3.	Equity-based Compensation

During the first quarter of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of stock options, to be recognized in the statement of income based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses the straight-line method of attributing the value of stock-based compensation expense based on vesting.

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

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

with grants of incentive stock options and rights cannot exceed 900,000 shares. Vesting terms and award life are governed by the award document.

During the year ended December 31, 2008, the Company issued 167,274 restricted stock units that will convert to shares upon vesting with a weighted average grant date fair value of $15.23 per unit, issued 6,000 restricted shares with a grant date fair value of $14.84 per share, and granted 244,800 non-qualified stock options with a weighted average grant date fair value of $6.72 per option. During the year ended December 31, 2007, the Company issued 116,372 restricted stock units that will convert to shares upon vesting with a weighted average grant date fair value of $22.67, issued 6,000 restricted shares with a grant date fair value of $21.46, and granted 166,800 non-qualified stock options with a weighted average grant date fair value of $6.86 per option. During the year ended December 31, 2006, the Company issued 97,027 restricted stock units that will convert to shares upon vesting with a weighted average grant date fair value of $25.55, 6,000 restricted shares with a grant date fair value of $22.26, and granted 174,025 nonqualified stock options with a weighted average grant date fair value of $10.15 per option.

At December 31, 2008, 803,684 shares were available for issuance under the 2005 Equity Incentive Plan. Of this amount, 493,154 are available for restricted units and 803,684 are available for incentive stock options. The Company recognized compensation expense in connection with the vesting of stock options and the lapse of restrictions on restricted shares and restricted stock units issued under the 2005 Equity Incentive Plan in the amounts of $4,519,000, $2,751,000 and $2,506,000 in the years ended December 31, 2008, 2007, and 2006, respectively.

The fair value of the restricted shares and restricted stock units issued during the years ended December 31, 2008, 2007 and 2006 was based on the grant date market price. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. The following table provides the weighted average assumptions used to value stock options issued during the years ended December 31, 2008, 2007 and 2006:

			Stock	Risk-free
	Fair Value	Expected Life	Volatility	Interest Rate	Forfeiture Rate	Dividend Yield

2008 Grants	$6.72	5.00 Years	49.3%	3.0%	13.1%	1.4%
2007 Grants	$6.86	5.10 Years	43.7%	4.3%	12.7%	1.1%
2006 Grants	$10.15	6.25 Years	39.3%	4.7%	0.0%	0.8%

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

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company had a restricted stock plan and had reserved for issuance 375,000 common shares for the grant of restricted stock awards to employees and non-employee directors at a purchase price of $.01 per share. Shares of restricted stock issued under this plan vested on a straight-line basis over a period of 5 to 10 years. No shares were issued under this Plan in 2006. On May 22, 2006, the Company terminated this plan. The termination of this plan did not modify, amend or otherwise affect the terms of any outstanding awards on the date of the plan’s termination. The Company recognized compensation expense of $67,000, $135,000 and $166,000, respectively in connection with the lapse of restrictions on restricted stock issued under this plan in the years ended December 31, 2008, 2007 and 2006, respectively.

The tax benefits recognized related to equity compensation expense in the years ended December 31, 2008, 2007 and 2006 were $1,743,000, $1,097,000 and $1,007,000, respectively.

The Management Stock Purchase Plan (MSPP) is an integral component of the 2005 Equity Incentive Plan and provides participants the ability to defer up to 50% of their annual bonus for employees and up to 100% of fees for directors under the Management Incentive Compensation Plan. The deferral is converted to restricted stock units and credited to an account together with a Company match in restricted stock units equal to the deferral amount for bonus deferrals and an amount equal to the deferral of retainer fees for directors. The account is converted to cash at the trailing 200 day average closing price of the Company’s stock and payable to the participants upon a termination of their employment with the Company. The matching portion vests only if the participant has reached their sixtieth birthday. If a participant terminates prior to age 60, the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current 10 year U.S. Treasury note rate. The account is then paid out in five equal annual cash installments.

The fair value of restricted stock units held in the MSPP equals the trailing 200 day average closing price of our common stock as of the last day of the period. During the years ended December 31, 2008 and 2007, respectively, 75,781 and 74,365 restricted stock units that will convert to cash upon vesting were credited to participant accounts. At December 31, 2008, the value of the restricted stock units in the MSPP was $14.73 per unit.

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2008:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

$9.38	40,937	1.5	$9.38	40,937	$9.38
$12.41 - $14.90	113,300	9.0	$12.76	—	—
$18.78 - $23.78	444,170	8.5	$21.49	142,584	$21.81

	598,407			183,521

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about stock option transactions:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise Price	Remaining Life	Intrinsic Value

Balance at January 1, 2006	383,426	$13.70
Granted	174,025	23.57
Exercised	(120,655)	11.02
Forfeited	(10,964)	20.52

Balance at December 31, 2006	425,832	$18.32
Granted	166,800	19.19
Exercised	(48,500)	14.03
Forfeited	(21,312)	21.90

Balance at December 31, 2007	522,820	$18.84
Granted	244,800	17.81
Exercised	(23,560)	10.36
Forfeited	(145,653)	17.79

Balance at December 31, 2008	598,407	$19.01	8.1	$105,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the $11.94 per share market price of the Company’s common stock as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of exercisable options as of December 31, 2008 was $105,000.

The aggregate intrinsic value of options exercised during the years ended December 31, 2008 and 2007 were $249,000 and $408,000, respectively. The aggregate fair value of restricted stock units that vested during 2008 and 2007 was $976,000 and $564,000, respectively. The aggregate fair value of restricted shares that vested during the years ended December 31, 2008 and 2007 was $245,000 and $167,000, respectively. The aggregate fair value of restricted stock units converted under the MSPP during the year ended December 31, 2008 and 2007 was $536,000 and $106,000, respectively.

The following table summarizes information about restricted stock:

		Weighted
		Average
		Grant Date
	Restricted Stock	Fair Value

Balance at January 1, 2008	56,000	$18.14
Granted	6,000	14.84
Vested	(38,000)	19.29

Balance at December 31, 2008	24,000	$15.50

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about restricted stock units that will convert to shares upon vesting:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units	Fair Value

Balance at January 1, 2008	449,259	$21.50
Granted	167,274	15.23
Converted	(84,691)	22.73
Forfeited	(17,315)	18.59

Balance at December 31, 2008	514,527	$19.36

The following table summaries information about restricted share units that will convert to cash upon vesting:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units	Fair Value

Balance at January 1, 2008	128,995	$23.76
Granted	75,781	16.57
Converted	(31,252)	22.65

Balance at December 31, 2008	173,524	$20.82

As of December 31, 2008, there was $7,211,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted share units. That cost is expected to be recognized over a weighted average period of 2.0 years.

4.	Inventories

Inventories at December 31 consist of the following (in thousands):

	2008	2007

Raw material	$78,768	$79,967
Work-in-process	25,966	27,115
Finished goods	85,201	87,077

Total inventory	$189,935	$194,159

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Property, Plant and Equipment

Components of property, plant and equipment at December 31 consisted of the following (in thousands):

	2008	2007

Land and land improvements	$17,889	$17,731
Building and improvements	97,543	94,865
Machinery and equipment	286,411	281,701
Construction in progress	8,919	7,222

	410,762	401,519
Less accumulated depreciation and amortization	168,710	145,412

Property, plant and equipment, net	$242,052	$256,107

6.	Acquisitions

On April 1, 2003, the Company acquired all of the outstanding stock of Construction Metals, Inc. (Construction Metals). Construction Metals is headquartered in Ontario, California and is a manufacturer of a wide array of building and construction products that are sold to retail and wholesale customers throughout the western United States. As part of the purchase agreement between the Company and the former owners of Construction Metals, the Company was required to pay additional consideration if certain net sales levels as defined in the purchase agreement were achieved during the period from acquisition up to March 31, 2006. During the second quarter of 2006, a payment of $1,754,000 was made as a result of the net sales achieved. This payment was recorded as additional goodwill.

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

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

approximately $6,930,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets and liabilities assumed is as follows (in thousands):

Working capital	$1,826
Property, plant and equipment	1,660
Other long term liabilities, net	(1,918)
Identifiable intangible assets	3,975
Goodwill	6,930

$12,473

As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration through May 2009 based upon the operating results of Home Impressions. The Company paid $923,000, $159,000 and $407,000 of such additional consideration during the years ended December 31, 2008, 2007 and 2006, respectively. These payments were recorded as additional goodwill. The Company expects to pay its final additional consideration payment in May 2009 of approximately $5,200,000, which will be recorded as additional goodwill.

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

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

$22,677

On April 10, 2007 the Company acquired certain assets and liabilities of Noll Manufacturing Company and its affiliates (Noll) with locations in California, Oregon and Washington. The assets the Company acquired from Noll are used to manufacture, market and distribute products for the building, heating, ventilation and air conditioning (HVAC), and lawn and garden components of the building products market. The acquisition of Noll strengthens our manufacturing, marketing and distribution capabilities and provides manufacturing and distribution synergies with our existing businesses. The results of Noll (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Noll is not considered significant to the Company’s consolidated results of operations.

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

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

$63,726

On August 31, 2007, the Company acquired all of the outstanding stock of the Florence Corporation (Florence). Florence is located in Manhattan, Kansas and designs and manufactures storage solutions, including mail and package delivery products. The acquisition of Florence strengthens the Company’s position in the storage solutions market. The results of Florence (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results since the date of acquisition. The acquisition of Florence is not considered significant to the Company’s results of operations.

The initial aggregate purchase consideration for the acquisition of Florence was $125,939,000, which included $119,443,000 of cash, including direct acquisition costs, and the assumption of a $6,496,000 capital lease. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair values. The identifiable intangible assets consisted of unpatented technology and patents with a value of $2,200,000 (10 year estimated useful life), customer contracts with a value of $15,700,000 (13 year estimated useful life), customer relationships with a value of $7,200,000 (15 year estimated useful life) and trademarks with a value of $6,700,000 (indefinite useful life). The excess consideration was recorded as goodwill and approximated $66,977,000. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$20,451
Property, plant and equipment	12,514
Other assets	265
Other long term liabilities	(6,068)
Identifiable intangible assets	31,800
Goodwill	66,977

$125,939

The Company and the former owners of Florence have made a joint election under Internal Revenue Code (IRC) Section 338(h)(10) which allowed the Company to treat the stock purchase as an asset purchase for tax purposes. In connection with the 338(h)(10) election, and pursuant to the terms of the Stock Purchase Agreement, the Company made additional cash payments to the former shareholders of Florence totaling $7,801,000 during the year ended December 31, 2008. This additional consideration was recorded as additional goodwill. As a result of the 338(h)(10) election, goodwill in the amount of $74,778,000 is fully deductible for tax purposes.

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Goodwill and Related Intangible Assets

Goodwill

All goodwill reported on the balance sheet relates to the Building Products segment. The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

Balance as of January 1, 2007	$358,856
Goodwill acquired/acquisition adjustment	81,634
Foreign currency translation	4,583

Balance at December 31, 2007	445,073
Goodwill acquired/acquisition adjustment	5,411
Foreign currency translation	(6,559)

Balance at December 31, 2008	$443,925

As noted in Note 10, the Company disposed of its SCM Metal Products subsidiaries (SCM) during the year ended December 31, 2008. SCM was comprised of two reporting units with $8,418,000 of goodwill as of the date of disposal.

Intangible Assets

Acquired intangible assets subject to amortization at December 31 are as follows (in thousands):

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Estimated Life

Trademark	$2,089	$(562)	$2,031	$(410)	2 — 15 years
Unpatented technology/patent	5,731	(1,272)	5,731	(748)	5 — 20 years
Customer relationships	47,339	(8,511)	46,457	(4,494)	5 — 15 years
Non-competition agreements	3,624	(2,184)	3,618	(1,769)	5 — 10 years

	$58,783	$(12,529)	$57,837	$(7,421)

Acquired intangible assets with indefinite useful lives not subject to amortization consist of trade names and a trademark valued at $41,119,000 and $39,978,000 at December 31, 2008 and 2007, respectively.

Acquired intangible asset amortization expense for the years ended December 31, 2008, 2007 and 2006 aggregated approximately $5,566,000, $3,816,000 and $1,991,000, respectively.

Amortization expense related to acquire intangible assets subject to amortization at December 31, 2008 for the next five years ended December 31 is estimated as follows (in thousands):

2009	$5,137
2010	$5,108
2011	$5,055
2012	$4,946
2013	$4,643

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Investments in Partnerships

The Company has a 31% partnership interest in a steel pickling joint venture with Samuel Manu-Tech, Inc. The partnership provides a steel cleaning process called “pickling” to steel mills and steel processors. The investment is included in the Company’s Processed Metal Products segment and is accounted for using the equity method of accounting. The Company’s investment in the partnership was approximately $2,477,000 and $2,639,000 at December 31, 2008 and 2007, respectively.

In December 2003, the Company entered into a joint venture with Duferco Farrell Corporation, in which the Company acquired a 50% partnership interest in Gibraltar DFC Strip Steel, LLC. The joint venture was formed for the purpose of manufacturing and distributing cold-rolled strip steel products. The investment was accounted for using the equity method of accounting. In December 2006, the Company determined its investment in the joint venture was other than temporarily impaired and wrote off its proportional share in the net assets of the joint venture, which was approximately $1,555,000. The determination that the investment was other than temporarily impaired also resulted in the write-off of approximately $11,320,000 of goodwill.

9.	Accrued Expenses

Accrued expenses at December 31 consist of the following (in thousands):

	2008	2007

Compensation	$16,798	$12,937
Insurance	10,395	8,375
Customer rebates	6,840	6,090
Other	12,272	12,967

	$46,305	$40,369

10.	Discontinued Operations

On October 3, 2008, the Company entered into a definitive agreement to sell the issued and outstanding capital stock of its SCM Metal Products subsidiaries (SCM), a copper powder metals business, for a purchase price of $43,702,000. The final purchase price is net of working capital adjustments and transaction fees. The purchase price was payable by delivery of a promissory note in the principal amount of $8,500,000 payable March 31, 2012 and cash. Interest is payable on the promissory note quarterly at interest rates that increase over time from 8% to 12% per annum. The promissory note is recorded as an other asset on the December 31, 2008 balance sheet. The sale resulted in a pre-tax loss of $12,995,000. SCM was previously included in the Processed Metal Products segment.

During 2007, the Company determined that both its bath cabinet manufacturing and steel service center businesses no longer provided a strategic fit with its long-term growth and operational objectives. On August 1, 2007, the Company sold certain assets of its bath cabinet manufacturing business, and committed to a plan to sell the remaining assets of the business. On September 27, 2007, the Company committed to a plan to dispose of the assets of its steel service center business. The Company received proceeds of $10,179,000 and $1,680,000, and incurred pretax losses of $14,260,000 and $3,520,000 on the disposal of these assets and the reduction to estimated fair market value of the assets remaining at December 31, 2007 for the steel service center business and the bath cabinet manufacturing business, respectively. The steel service center business was previously included in the Processed Metal Products segment and the bath cabinet manufacturing business was previously reported in the Building Products segment.

On June 16, 2006 and June 30, 2006, in separate transactions, the Company sold certain assets and liabilities of both its strapping and thermal processing businesses, respectively. The strapping business was

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

previously included in the Processed Metal Products segment and the thermal processing business previously was reported as a segment. The proceeds from the sale of the strapping assets were $15,193,000, and resulted in a pre-tax gain of $5,355,000. The proceeds from the sale of the thermal processing assets were $136,294,000 and resulted in a pre-tax loss of $2,613,000.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the results of operations for SCM, the bath cabinet manufacturing business, steel service business, thermal processing business and strapping business have been classified as discontinued operations in the consolidated balance sheets, consolidated statements of income and cash flows for all periods presented. This reclassification has been reflected in all relevant Notes.

The Company allocates interest to its discontinued operations in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force item 87-24, Allocation of Interest to Discontinued Operations. Interest expense of $1,465,000, $3,501,000 and $6,545,000 was allocated to discontinued operations during the years ended December 31, 2008, 2007 and 2006, respectively.

Components of income from discontinued operations for the years ended December 31 are as follows (in thousands):

	2008	2007	2006

Net sales	$110,380	$159,264	$258,011
Expenses	121,328	175,499	241,367

(Loss) income from discontinued operations before taxes	(10,948)	(16,235)	16,644
Income taxes (benefit)	(1,611)	(2,520)	4,503

(Loss) income from discontinued operations	$(9,337)	$(13,715)	$12,141

11.	Exit Activity Costs and Asset Impairments

Beginning in 2007, the Company has focused on controlling costs and lean manufacturing initiatives by consolidating its facilities. The Company consolidated ten facilities during 2007 and an additional 15 facilities during 2008 in this effort. During this process, the Company has incurred exit activity costs and asset impairments. The following table provides a summary of exit activity costs and asset impairments for the years ended December 31 (in thousands):

	2008	2007	2006

Exit activities costs	$4,845	$2,066	$—
Charges related to asset impairments	2,509	391	—

Total exit activity costs and asset impairment charges	$7,354	$2,457	$—

Exit activity costs of $3,262,000 and $1,583,000 for the year ended December 31, 2008 relate to costs incurred by our Building Products segment and Processed Metal Products segment, respectively. These costs include contract termination costs, severance costs, and other moving and closing costs incurred to close certain facilities. The $2,509,000 of asset impairment charges for year ended December 31, 2008 include a $1,370,000 impairment charge for a plant closed in our Building Products segment and a $1,139,000 impairment charge for a corporate software application no longer in use.

The $2,066,000 of exit activity costs for the year ended December 31, 2007 relate to severances costs and other associated moving and closing costs relating to the Company’s facility consolidation efforts. $656,000 and $1,410,000 were incurred by our Building Products segment and Processed Metal Products segment, respectively. The $391,000 asset impairment charge for the year ended December 31, 2007 related to $350,000

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

and $40,000 impairments of machinery and equipment due to two separate plant closures in our Processed Metal Products and Building Products segments, respectively.

No exit activity costs or asset impairments were incurred during the year ended December 31, 2006 except for a $12,875,000 impairment of an investment in a partnership. See Note 8 for more information regarding this asset impairment.

The following table provides a summary of the income statement lines the above exit activity costs and asset impairments are included for the years ended December 31 (in thousands):

	2008	2007	2006

Cost of sales	$4,910	$2,420	$—
Selling, general and administrative expense	2,444	37	—

Total exit activity costs and asset impairment charges	$7,354	$2,457	$—

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

Accrued costs as of January 1, 2007	$—
Exit activity costs recognized	2,066
Cash payments	(2,054)

Accrued costs as of December 31, 2007	12
Exit activity costs recognized	4,845
Cash payments	(3,486)

Accrued costs as of December 31, 2008	$1,371

12.	Debt

Long-term debt at December 31 consists of the following:

	2008	2007
	(In thousands)

Revolving credit facility	$89,079	$157,916
Term loan	59,880	121,550
8% Senior Subordinated Notes due December 1, 2015 with interest payable in semiannual installments at 8.25% effective rate, recorded net of unamortized discount of $2,647 and $2,922 at December 31, 2008 and 2007, respectively	201,353	201,078
Other debt	6,060	7,001

	356,372	487,545
Less current maturities	2,728	2,955

Total long-term debt	$353,644	$484,590

The Company’s Second Amended and Restated Credit Agreement dated August 31, 2007 (the Senior Credit Agreement) provides a revolving credit facility and a term loan. The revolving credit facility of $375,000,000 and term loan with an original principal amount of $122,700,000 are collateralized by the Company’s accounts receivable, inventories, and personal property and equipment. The revolving credit facility is committed through August 30, 2012 and the term loan is due December 8, 2012. Robert E. Sadler, Jr., a

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Director of the Company, is Vice Chairman of the Board of Manufacturers and Traders Trust Company, one of the lenders under the Senior Credit Agreement.

The revolving credit facility carries a facility fee of between 15 and 35 basis points which is payable quarterly. This facility has various interest rate options, which are no greater than the bank’s prime rate (3.25% at December 31, 2008). At December 31, 2008, the Company had $85,000,000 outstanding under the revolving credit facility at interest rates of LIBOR plus a margin ranging from 2.075% to 3.075% and additional borrowings of $4,079,000 outstanding at 3.25%. At December 31, 2007, the Company had $156,000,000 outstanding with interest at LIBOR plus a margin equal to 6.61% and additional borrowings of $1,916,000 outstanding at 5.9%. $14,269,000 of standby letters of credit have been issued under the Senior Credit Agreement to third parties on behalf of the Company at December 31, 2008. These letters of credit reduce the amount otherwise available under the revolving credit facility. $271,652,000 was available under the revolving credit facility at December 31, 2008.

The term loan carries interest at various rates, including a base rate which is the greater of the bank’s prime rate (3.25% at December 31, 2008) or the federal funds rate plus 50 basis points, or LIBOR plus 175 basis points. During 2008, 2007 and 2006, the Company had interest rate swap agreements (to manage interest costs and exposure to changing interest rates) outstanding, one of which expired in 2007 and another that expires in 2010 and effectively converted $115,000,000 of floating rate debt to fixed rates ranging from 6.70% to 6.78%. At December 31, 2008 and 2007, the remaining interest rate swap agreement with a notional amount of $57,500,000 converts floating rate debt to a fixed rate of 6.78%. In 2008, the Company de-designated $2,500,000 of its term loan borrowings as being hedged under the interest rate swap agreement due to a payment made to reduce the amount of debt outstanding under the term loan in response to the divestiture of the Company’s SCM Metal Products subsidiaries. Therefore, at the end of the term of the interest rate swap, only $55,000,000 of the term loan will be outstanding. Our interest rate swap converts our variable rate term loan debt to fixed rate debt for $57,500,000 of debt. Therefore, the Company determined 4.3% of the interest rate swap is ineffective and changes in 4.3% of its fair value have been recorded as gains and losses within interest expense on the 2008 consolidated income statement. The ineffectiveness of the interest rate swap led to the recognition of $174,000 of additional interest expense during 2008. There was no ineffectiveness in the interest rate swaps during 2007 and 2006.

Excluding the $57,500,000 of term loan borrowings converted to fixed rate debt under the terms of the Company’s interest rate swap agreement, additional borrowings under the term loan of $2,380,000 and $64,050,000 had an interest rate of LIBOR plus a fixed rate of 4.938% and 6.62% at December 31, 2008 and 2007, respectively. The weighted average interest rate of these borrowings was 6.71% and 6.73% at December 31, 2008 and 2007, respectively. Under the terms of the Senior Credit Agreement, we are required to repay approximately $575,000 on the term note each quarter until the remaining balance comes due in 2012.

On December 8, 2005, the Company issued $204,000,000 of 8% senior subordinated notes, due December 1, 2015, at a discount to yield 8.25%. Provisions of the 8% notes include, without limitation, restrictions on indebtedness liens, distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends in excess of $10,000,000 in a fiscal year and other restricted payments. After December 1, 2010, the notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the notes agreement), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8% notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8% notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

The aggregate maturities of long-term debt for the next five years and thereafter are as follows: 2009-$2,728,000; 2010-$2,728,000; 2011-$2,704,000; 2012-$142,459,000; 2013-$400,000 and $205,353,000, thereafter.

The various loan agreements, which do not require compensating balances, contain provisions that limit additional borrowings and require maintenance of minimum net worth and financial ratios. The Company is in compliance with the terms and provisions of all its financing agreements. At December 31, 2008, the Company could borrow additional amounts of up to approximately $140,000,000 under its revolving credit facility without violating any of the restrictive debt covenants included within the Senior Credit Agreement.

Total cash paid for interest in the years ended December 31, 2008, 2007 and 2006 was $32,528,000, $36,628,000 and $31,172,000, respectively.

13.	Employee Retirement Plans

The Company has an unfunded supplemental pension plan which provides defined pension benefits to certain salaried employees upon retirement. Benefits under the plan are based on the salaries of individual plan participants in the year they were admitted into the plan. The following table presents the changes in the plan’s projected benefit obligation, fair value of plan assets and funded status for the years ended December 31 (in thousands):

	2008	2007	2006

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,609	$2,439	$2,253
Service cost	147	165	160
Interest cost	162	139	123
Prior service costs	134	—	—
Actuarial gain	(10)	(64)	(52)
Benefits paid	(53)	(70)	(45)

Projected benefit obligation at end of year	2,989	2,609	2,439
Fair value of plan assets	—	—	—

Under funded status	(2,989)	(2,609)	(2,439)

Unamortized prior service costs	134	—	—
Unrecognized actuarial gain	(75)	(65)	(3)

Net amount recognized	$(2,930)	$(2,674)	$(2,442)

Amounts recognized in the consolidated financial statements consist of:
Accrued pension liability	$(2,989)	$(2,609)	$(2,439)
Accumulated other comprehensive income — retirement liability adjustment	59	(65)	(3)

Net amount recognized	$(2,930)	$(2,674)	$(2,442)

The plan’s accumulated benefit obligation was $2,989,000, $2,609,000 and $2,439,000 at December 31, 2008, 2007 and 2006, respectively.

The measurement date used to determine pension benefit measures is December 31.

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Components of net periodic pension cost for the years ended December 31 are as follows (in thousands):

	2008	2007	2006

Service cost	$147	$165	$160
Interest cost	162	139	123

Net periodic pension cost	$309	$304	$283

Assumptions used to calculate the benefit obligation:
Discount rate	6.00%	6.25%	5.75%

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2009	$128
2010	$205
2011	$312
2012	$448
2013	$443
Years 2014 — 2018	$2,249

Certain subsidiaries participate in the Company’s 401(k) Plan. In addition, certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

Total expense for all retirement plans was $2,526,000, $3,887,000 and $3,113,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

14.	Other Postemployment Benefits

Certain subsidiaries of the Company provide health and life insurance to certain employees and to a number of retirees and their spouses.

The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2008	2007	2006

Benefit obligation at beginning of year	$4,172	$4,558	$4,277
Service cost	71	72	115
Interest cost	255	246	232
Curtailments	—	(318)	—
Actuarial loss/(gain)	161	(222)	103
Benefits paid	(213)	(164)	(176)
Medicare Part D subsidy	—	—	7

Benefit obligation at end of year	4,446	4,172	4,558

Fair value of plan assets	—	—	—

Under funded status	(4,446)	(4,172)	(4,558)
Unrecognized prior service costs	(51)	(70)	(100)
Unrecognized actuarial loss	1,130	1,035	1,657

Accumulated postretirement benefit obligation	$(3,367)	$(3,207)	$(3,001)

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amounts recognized in the consolidated financial statements at December 31 consist of (in thousands):

	2008	2007	2006

Accrued post retirement benefit liability	$(4,446)	$(4,172)	$(4,558)
Accumulated other comprehensive loss — retirement liability adjustment	1,079	965	1,557

Net amount recognized	$(3,367)	$(3,207)	$(3,001)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 are as follows (in thousands):

	2008	2007	2006

Service cost	$71	$72	$115
Interest cost	255	246	232
Amortization of unrecognized prior service cost	(18)	(20)	(21)
Curtailment cost	—	(10)	—
Loss amortization	65	83	123

Net periodic post retirement benefit cost	$373	$371	$449

Assumptions used to calculate the benefit obligation:
Discount rate	6.00%	6.25%	5.75%

For measurement purposes, an 8.25%, 6.5% and 10.0% annual rate of increase in the per capita cost of medical costs before age 65, medical costs after age 65 and prescription drug costs, respectively, were assumed for 2009, gradually decreasing to 5.0% in 2015. The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated postretirement benefit obligation at December 31, 2008, by approximately $676,000 and $589,000, respectively, and increase or decrease the annual service and interest costs by approximately $56,000 and $48,000, respectively.

The measurement date used to determine postretirement benefit obligation measures is December 31.

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2009	$190
2010	$218
2011	$246
2012	$247
2013	$265
Years 2014 — 2018	$1,402

The Company adopted SFAS No. 158 effective December 31, 2006. Adoption of this standard resulted in a $1,557,000 increase in other non-current liabilities, a $969,000 decrease in equity and a $588,000 increase in deferred tax assets as we recognized additional post-retirement benefit costs.

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows (in thousands):

			Unamortized	Unrealized
	Foreign	Minimum	Post	Gain	Accumulated
	Currency	Pension	Retirement	(Loss) on	Other
	Translation	Liability	Health Care	Interest Rate	Comprehensive
	Adjustment	Adjustment	Costs	Swaps	Income

Balance at January 1, 2007	$1,977	$3	$(969)	$54	$1,065
Changes during year ended December 31, 2007	10,633	39	365	(1,265)	9,772

Balance at December 31, 2007	12,610	42	(604)	(1,211)	10,837
Changes during year ended December 31, 2008	(20,290)	(78)	(79)	(1,215)	(21,662)

Balance at December 31, 2008	$(7,680)	$(36)	$(683)	$(2,426)	$(10,825)

16.	Income Taxes

The components of income (loss) before income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2008	2007	2006

Domestic	$43,881	$35,089	$67,147
Foreign	9,077	9,326	5,417

Total	$52,958	$44,415	$72,564

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2008	2007	2006

Income tax expense (benefit) from continuing operations
Current:
U.S. federal	$12,788	$5,683	$24,530
State	2,759	1,615	4,196
Foreign	3,286	3,057	1,765

Total current	18,833	10,355	30,491

Deferred:
U.S. federal	1,565	6,746	(3,138)
State	(193)	1,012	181
Foreign	(652)	(637)	(98)

Total deferred	720	7,121	(3,055)

Total	$19,553	$17,476	$27,436

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income tax (benefit) expense from discontinued operations for the years ended December 31 (in thousands):

	2008	2007	2006

Current:
U.S. federal	$(2,159)	$(1,464)	$23,886
State	(453)	(15)	4,157
Foreign	236	797	2,358

Total current	(2,376)	(682)	30,401

Deferred:
U.S. federal	698	(1,789)	(20,844)
State	56	1	(2,859)
Foreign	11	(50)	(2,195)

Total deferred	765	(1,838)	(25,898)

Total	$(1,611)	$(2,520)	$4,503

The provision for income taxes from continuing operations differs from the federal statutory rate of 35% for the years December 31 due to the following (in thousands):

	2008	2007	2006

Statutory rate	$18,535	$15,545	$25,397
State income taxes, less federal effect	1,668	1,708	2,845
Foreign rate differential	(776)	(185)	(26)
Other	126	408	(780)

	$19,553	$17,476	$27,436

Deferred tax liabilities (assets) at December 31 consist of the following (in thousands):

	2008	2007

Depreciation	$37,701	$39,371
Goodwill	32,007	26,345
Intangible assets	20,173	20,827
Other	38	53

Gross deferred tax liabilities	89,919	86,596

Equity compensation	(6,402)	(4,929)
Other	(15,337)	(12,254)
Valuation allowances	2,614	925

Gross deferred tax assets	(19,125)	(16,258)

Net deferred tax liabilities	$70,794	$70,338

Net current deferred tax assets of $8,720,000 and $7,562,000 are included in other current assets in the consolidated balance sheet at December 31, 2008 and 2007, respectively. The Company maintains valuation allowances due to the uncertainly of its ability to utilize the deferred tax assets identified above. The valuation allowances primarily relate to capital loss carry forwards for federal and state tax purposes of $6,119,000 that

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

expire in 2013 and state net operating losses. The valuation allowances as of December 31, 2006 totaled $846,000.

Cash paid for income taxes, net of tax refunds, in the years ended December 31, 2008, 2007 and 2006 was $15,825,000, $10,011,000 and $63,621,000, respectively.

Provision has not been made for U.S. taxes on $27,018,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007 — adoption of FIN 48	$750
Additions for tax positions of the current year	503
Additions for tax positions of prior years	781
Reductions for tax positions of prior years for:
Changes in judgment	(83)
Settlements during the period	(26)
Lapses of applicable statute of limitation	(31)

Balance at December 31, 2007	$1,894
Additions for tax positions of the current year	518
Additions for tax positions of prior years	135
Reductions for tax positions of prior years for:
Lapses of applicable statute of limitation	(48)

Balance at December 31, 2008	$2,499

The company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. The Internal Revenue Service is in the process of examining the Company’s income tax returns for 2005, 2006 and 2007. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from 4 to 6 years. Currently, we do not have any returns under examinations in our U.S. state jurisdictions.

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

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $1,933,000 as of December 31, 2008.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest (net of federal tax benefit) and penalties of $123,000 and $142,000 in the years ended December 31, 2008 and 2007, respectively.

17.	Net Income per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the equity

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

compensation plans described in Note 3. The weighted average number of shares and conversions utilized in the calculation of diluted earnings per share does not include potential antidilutive common shares aggregating 676,325, 465,365 and 233,585 at December 31, 2008, 2007 and 2006, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2008	2007	2006

Numerator:
Income from continuing operations	$33,405,000	$26,939,000	$45,128,000
(Loss) income from discontinued operations	(9,337,000)	(13,715,000)	12,141,000

Income available to common stockholders	$24,068,000	$13,224,000	$57,269,000

Denominator:
Denominator for basic income per share:
Weighted average shares outstanding	29,981,265	29,866,712	29,711,902

Denominator for diluted income per share:
Weighted average shares outstanding	29,981,265	29,866,712	29,711,902
Potentially dilutive securities	212,223	249,547	293,619

Weighted average shares and conversions	30,193,488	30,116,259	30,005,521

18.  Commitments, Contingencies and Related Party Transactions

The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2008, 2007 and 2006 aggregated $14,253,000, $14,808,000 and $12,942,000, respectively. Future minimum lease payments under these noncancelable operating leases at December 31, 2008 are as follows: 2009-$11,852,000; 2010-$9,949,000; 2011-$7,519,000; 2012-$5,083,000; 2013-$4,293,000: and $10,436,000 thereafter.

The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operations.

Refer to Note 12 for the disclosure of the involvement a related party has with one of the lenders under the Company’s Senior Credit Agreement.

Two members of our Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. During 2008, 2007 and 2006, we incurred $1,729,000, $2,217,000 and $1,869,000 for legal services from these firms, respectively. Of the amount incurred, $1,729,000, $1,565,000 and $1,567,000 were expensed in 2008, 2007 and 2006, respectively, and $652,000 and $302,000 was capitalized as acquisition costs and deferred debt issuance costs in 2007 and 2006, respectively. At December 31, 2008 and 2007, the Company had $342,000 and $185,000 respectively, recorded in accounts payable for these law firms.

The Company was party to a consulting agreement it entered into January 1, 2003 with Neil E. Lipke, a former officer of the Company and a brother of Brian J. Lipke, a Director and Officer of the Company, in effect through December 2007. Under this consulting agreement, Neil E. Lipke received $125,000 per year in cash and insurance benefits at the levels that were provided during his employment in exchange for providing

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

consulting services to the Company. In 2007 and 2006, the Company paid Neil E. Lipke $125,000 in cash and incurred $6,000, to provide him with these insurance benefits.

The Company offers various product warranties to its customers concerning the quality of its products and services. Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a related warranty accrual at December 31, 2008 and 2007 is not required.

19.	Segment Information

The Company is organized into two reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i) Building Products, which primarily includes the processing of sheet steel to produce a wide variety of building and construction products.

(ii) Processed Metal Products, which primarily includes the intermediate processing of wide, open tolerance flat-rolled sheet steel through the application of several different processes to produce high-quality, value-added coiled steel to be further processed by customers.

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31 (in thousands):

	2008	2007	2006

Net sales
Building products	$986,840	$929,022	$862,287
Processed metal products	245,459	269,693	263,577

	1,232,299	$1,198,715	$1,125,864

Income from operations
Building products	$94,522	$91,589	$127,701
Processed metal products	17,655	13,265	15,109
Corporate	(30,708)	(29,113)	(31,120)

	$81,469	$75,741	$111,690

Depreciation and amortization
Building products	$25,790	$23,364	$16,806
Processed metal products	5,384	5,023	5,083
Corporate	2,733	2,565	2,733

	$33,907	$30,952	$24,622

Total assets
Building products	$961,967	$1,001,541	$820,728
Processed metal products	140,282	145,748	173,576
Corporate	44,110	134,119	158,564

	$1,146,359	$1,281,408	$1,152,868

Capital expenditures
Building products	$16,927	$12,560	$16,958
Processed metal products	1,710	3,936	1,374
Corporate	2,958	1,195	2,247

	$21,595	$17,691	$20,579

Total assets of discontinued operations have been included in Corporate assets for all periods.

Gibraltar Industries, Inc.

Notes to Consolidated Financial Statements — (Continued)

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 are as follows (in thousands):

	2008	2007	2006

Net sales
North America	$1,157,780	$1,123,100	$1,115,510
Europe	74,519	75,615	10,354

	1,232,299	$1,198,715	$1,125,864

Long-lived assets
North America	$758,626	$762,953	$601,722
Europe	39,504	45,849	45,000

	$798,130	$808,802	$646,722

20.	Supplemental Financial Information

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

Gibraltar Industries, Inc.

Consolidating Balance Sheets
December 31, 2008

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$1,781	$9,527	$—	$11,308
Accounts receivable, net	—	112,269	15,268	—	127,537
Intercompany balances	5,959	23,894	(29,853)	—	—
Inventories	—	180,332	9,603	—	189,935
Other current assets	—	17,455	508	—	17,963
Assets of discontinued operations	—	1,486	—	—	1,486

Total current assets	5,959	337,217	5,053	—	348,229
Property, plant and equipment, net	—	225,881	16,171	—	242,052
Goodwill	—	413,584	30,341	—	443,925
Acquired intangibles	—	75,371	12,002	—	87,373
Investments in partnerships	—	2,477	—	—	2,477
Other assets	25,525	(3,371)	149	—	22,303
Investment in subsidiaries	739,716	47,577	—	(787,293)	—

	$771,200	$1,098,736	$63,716	$(787,293)	$1,146,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$67,512	$8,656	$—	$76,168
Accrued expenses	1,360	43,377	1,568	—	46,305
Current maturities of long-term debt	—	2,728	—	—	2,728

Total current liabilities	1,360	113,617	10,224	—	125,201
Long-term debt	201,353	152,291	—	—	353,644
Deferred income taxes	—	74,575	4,939	—	79,514
Other non-current liabilities	—	18,537	976	—	19,513
Shareholders’ equity	568,487	739,716	47,577	(787,293)	568,487

	$771,200	$1,098,736	$63,716	$(787,293)	$1,146,359

Gibraltar Industries, Inc.

Consolidating Balance Sheets
December 31, 2007

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$11,090	$24,197	$—	$35,287
Accounts receivable, net	—	126,870	18,304	—	145,174
Intercompany balances	210,891	(191,268)	(19,623)	—	—
Inventories	—	182,725	11,434	—	194,159
Other current assets	—	19,397	731	—	20,128
Assets of discontinued operations	—	41,019	4,978	—	45,997

Total current assets	210,891	189,833	40,021	—	440,745
Property, plant and equipment, net	—	236,419	19,688	—	256,107
Goodwill	—	401,631	43,442	—	445,073
Acquired intangibles	—	78,513	11,881	—	90,394
Investments in partnerships	—	2,639	—	—	2,639
Other assets	5,781	8,621	187	—	14,589
Investment in subsidiaries	553,526	98,883	—	(652,409)	—
Assets of discontinued operations	—	24,306	7,555	—	31,861

	$770,198	$1,040,845	$122,774	$(652,409)	$1,281,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$69,086	$12,707	$—	$81,793
Accrued expenses	1,360	35,172	3,837	—	40,369
Current maturities of long-term debt	—	2,955	—	—	2,955
Liabilities of discontinued operations	—	8,894	214	—	9,108

Total current liabilities	1,360	116,107	16,758	—	134,225
Long-term debt	201,078	283,512	—	—	484,590
Deferred income taxes	—	72,463	5,437	—	77,900
Other non-current liabilities	—	15,039	461	—	15,500
Liabilities of discontinued operations	—	198	1,235	—	1,433
Shareholders’ equity	567,760	553,526	98,883	(652,409)	567,760

	$770,198	$1,040,845	$122,774	$(652,409)	$1,281,408

Gibraltar Industries, Inc.

Consolidating Statements of Income
December 31, 2008

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Net sales	$—	$1,115,562	$134,430	$(17,693)	$1,232,299
Cost of sales	—	902,217	110,470	(16,494)	996,193

Gross profit	—	213,345	23,960	(1,199)	236,106
Selling, general and administrative expense	(397)	142,205	12,829	—	154,637

Income (loss) from operations	397	71,140	11,131	(1,199)	81,469
Other expense (income):
Interest expense	15,100	12,704	1,431	—	29,235
Equity in partnerships’ income and other income	—	(714)	(10)	—	(724)

Total other expense	15,100	11,990	1,421	—	28,511
(Loss) income before taxes	(14,703)	59,150	9,710	(1,199)	52,958
Income tax (benefit) expense	(5,440)	22,285	2,708	—	19,553

(Loss) income from continuing Operations	(9,263)	36,865	7,002	(1,199)	33,405
Discontinued operations:
(Loss) income from discontinued operations before taxes	—	(12,289)	1,341	—	(10,948)
Income tax (benefit) expense	—	(1,855)	244	—	(1,611)

(Loss) income from discontinued operations	—	(10,434)	1,097	—	(9,337)
Equity in earnings from subsidiaries	34,530	8,099	—	(42,629)	—

Net income	$25,267	$34,530	$8,099	$(43,828)	$24,068

Gibraltar Industries, Inc.

Consolidating Statements of Income
December 31, 2007

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Net sales	$—	$1,081,603	$129,415	$(12,303)	$1,198,715
Cost of sales	—	889,763	106,035	(12,303)	983,495

Gross profit	—	191,840	23,380	—	215,220
Selling, general and administrative expense	332	126,786	12,361	—	139,479

(Loss) income from operations	(332)	65,054	11,019	—	75,741
Other expense (income):
Interest expense	16,421	14,569	1,508	—	32,498
Equity in partnerships’ income and other income	—	(1,159)	(13)	—	(1,172)

Total other expense	16,421	13,410	1,495	—	31,326
(Loss) income before taxes	(16,753)	51,644	9,524	—	44,415
Income tax (benefit) expense	(6,241)	21,253	2,464	—	17,476

(Loss) income from continuing operations	(10,512)	30,391	7,060	—	26,939
Discontinued operations:
(Loss) income from discontinued operations before taxes	—	(16,665)	430	—	(16,235)
Income tax (benefit) expense	—	(2,425)	(95)	—	(2,520)

(Loss) income from discontinued operations	—	(14,240)	525	—	(13,715)
Equity in earnings from subsidiaries	23,736	7,585	—	(31,321)	—

Net income	$13,224	$23,736	$7,585	$(31,321)	$13,224

Gibraltar Industries, Inc.

Consolidating Statements of Income
December 31, 2006

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Net sales	$—	$1,072,516	$54,956	$(1,608)	$1,125,864
Cost of sales	—	841,779	45,083	(1,608)	885,254

Gross profit	—	230,737	9,873	—	240,610
Selling, general and administrative expense	518	124,089	4,313	—	128,920

(Loss) income from operations	(518)	106,648	5,560	—	111,690
Other expense (income):
Interest expense (income)	16,796	9,887	(457)	—	26,226
Equity in partnerships’ loss, impairment and other income	—	12,900	—	—	12,900

Total other expense (income)	16,796	22,787	(457)	—	39,126
(Loss) income before taxes	(17,314)	83,861	6,017	—	72,564
Income tax (benefit) expense	(6,753)	32,238	1,951	—	27,436

(Loss) income from continuing operations	(10,561)	51,623	4,066	—	45,128
Discontinued operations:
Income (loss) from discontinued operations before taxes	—	16,758	(114)	—	16,644
Income tax expense (benefit)	—	4,733	(230)	—	4,503

Income from discontinued operations	—	12,025	116	—	12,141
Equity in earnings from subsidiaries	67,830	4,182	—	(72,012)	—

Net income	$57,269	$67,830	$4,182	$(72,012)	$57,269

Gibraltar Industries, Inc.

Consolidating Statements of Cash Flows
December 31, 2008

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operations	$(14,905)	$105,344	$7,690	$—	$98,129
Net cash provided by discontinued operations	—	10,716	(971)	—	9,745

Net cash (used in) provided by operating activities	(14,905)	116,060	6,719	—	107,874

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(8,724)	—	—	(8,724)
Net proceeds from sale of business	—	23,208	11,994	—	35,202
Purchases of property, plant and equipment	—	(18,427)	(3,168)	—	(21,595)
Net proceeds from sale of property and equipment	—	2,662	30	—	2,692

Net cash provided by (used in) investing activities from continuing operations	—	(1,281)	8,856	—	7,575
Net cash used in investing activities for discontinued operations	—	(440)	(61)	—	(501)

Net cash provided by (used in) investing activities	—	(1,721)	8,795	—	7,074

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	—	(184,447)	(490)	—	(184,937)
Proceeds from long-term debt	—	53,000	439	—	53,439
Intercompany financing	20,804	8,265	(29,069)	—	—
Payment of deferred financing costs	—	(104)	—	—	(104)
Tax adjustment from equity compensation	—	(362)	—	—	(362)
Purchase of treasury stock	(164)	—	—	—	(164)
Net proceeds from issuance of common stock	250	—	—	—	250
Payment of dividends	(5,985)	—	—	—	(5,985)

Net cash (used in) provided by financing activities from continuing operations	14,905	(123,648)	(29,120)	—	(137,863)
Net cash used in financing activities from discontinued operations	—	—	(1,064)	—	(1,064)

Net cash (used in) provided by financing activities	14,905	(123,648)	(30,184)	—	(138,927)

Net (decrease) increase in cash and cash equivalents	—	(9,309)	(14,670)	—	(23,979)
Cash and cash equivalents at beginning of year	—	11,090	24,197	—	35,287

Cash and cash equivalents at end of year	$—	$1,781	$9,527	$—	$11,308

Gibraltar Industries, Inc.

Consolidating Statements of Cash Flows
December 31, 2007

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operations	$(15,942)	$134,615	$15,582	$—	$134,255
Net cash provided by discontinued operations	—	24,356	202	—	24,558

Net cash (used in) provided by operating activities	(15,942)	158,971	15,784	—	158,813

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(185,416)	(21,192)	—	(206,608)
Net proceeds from sale of business	—	11,859	—	—	11,859
Purchases of property, plant and equipment	—	(16,195)	(1,496)	—	(17,691)
Net proceeds from sale of property and equipment	—	3,237	240	—	3,477

Net cash used in investing activities from continuing operations	—	(186,515)	(22,448)	—	(208,963)
Net cash used in investing activities for discontinued operations	—	(656)	(294)	—	(950)

Net cash used in investing activities	—	(187,171)	(22,742)	—	(209,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	—	(119,252)	(54)	—	(119,306)
Proceeds from long-term debt	—	200,074	—	—	200,074
Intercompany financing	22,169	(45,137)	22,968	—	—
Payment of deferred financing costs	—	(1,498)	—	—	(1,498)
Tax adjustment from equity compensation	—	121	—	—	121
Purchase of treasury stock	(393)	—	—	—	(393)
Net proceeds from issuance of common stock	137	—	—	—	137
Payment of dividends	(5,971)	—	—	—	(5,971)

Net cash provided by financing activities from continuing operations	15,942	34,308	22,914	—	73,164
Net cash used in financing activities for discontinued operations	—	—	(252)	—	(252)

Net cash provided by financing activities	15,942	34,308	22,662	—	72,912

Net increase in cash and cash equivalents	—	6,108	15,704	—	21,812
Cash and cash equivalents at beginning of year	—	4,982	8,493	—	13,475

Cash and cash equivalents at end of year	$—	$11,090	$24,197	$—	$35,287

Gibraltar Industries, Inc.

Consolidating Statements of Cash Flows
December 31, 2006

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operations	$(17,434)	$13,915	4,399	$—	$880
Net cash (used in) discontinued operations	—	(11,929)	(2,215)	—	(14,144)

Net cash (used in) provided by operating activities	(17,434)	1,986	2,184	—	(13,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(58,125)	695	—	(57,430)
Net proceeds from sale of business	—	151,487	—	—	151,487
Purchases of property, plant and equipment	—	(20,050)	(529)	—	(20,579)
Net proceeds from sale of property and equipment	—	242	—	—	242

Net cash provided by (used in) investing activities from continuing operations	—	73,554	166	—	73,720
Net cash used in investing activities for discontinued operations	—	(4,493)	(275)	—	(4,768)

Net cash provided by (used in) investing activities	—	69,061	(109)	—	68,952

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments	—	(114,159)	(716)	—	(114,875)
Proceeds from long-term debt	—	48,873	740	—	49,613
Intercompany financing	22,509	(23,917)	1,408	—	—
Payment of deferred financing costs	(647)	(121)	—	—	(768)
Tax adjustment from equity compensation	355	—	—	—	355
Net proceeds from issuance of common stock	1,174	—	—	—	1,174
Payment of dividends	(5,957)	—	—	—	(5,957)

Net cash provided by (used in) financing activities from continuing operations	17,434	(89,324)	1,432	—	(70,458)
Net cash (used in) provided by financing activities from discontinued operations	—	(1,500)	1,216	—	(284)

Net cash provided by (used in) financing activities	17,434	(90,824)	2,648	—	(70,742)

Net (decrease) increase in cash and cash equivalents	—	(19,777)	4,723	—	(15,054)
Cash and cash equivalents at beginning of year	—	24,759	3,770	—	28,529

Cash and cash equivalents at end of year	$—	$4,982	$8,493	$—	$13,475

Gibraltar Industries, Inc.

Quarterly Unaudited Financial Data

2008 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31(1)	Total
	(In thousands, except per share data)

Net sales	$293,938	$347,173	$341,814	$249,374	$1,232,299
Gross profit	52,116	78,698	75,708	29,584	236,106
Income from operations	17,028	37,351	34,869	(7,779)	81,469
Income (loss) from continuing operations	6,024	18,983	18,362	(9,964)	33,405
Income (loss) from discontinued operations	676	1,130	872	(12,015)	(9,337)
Net income (loss)	6,700	20,113	19,234	(21,979)	24,068
Income (loss) per share from continuing operations:
Basic	$0.20	$0.63	$0.61	$(0.33)	$1.11
Diluted	$0.20	$0.63	$0.61	$(0.33)	$1.11
Income (loss) per share from discontinued operations:
Basic	$0.02	$0.04	$0.03	$(0.40)	$(0.31)
Diluted	$0.02	$0.04	$0.03	$(0.40)	$(0.31)

2007 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31(1)	Total

Net sales	$277,385	$328,426	$312,876	280,028	1,198,715
Gross profit	48,961	62,461	60,292	43,506	215,220
Income from operations	16,546	27,274	24,219	7,702	75,741
Income (loss) from continuing operations	6,417	11,916	10,459	(1,853)	26,939
(Loss) income from discontinued operations	(249)	10	(14,003)	527	(13,715)
Net income (loss)	6,168	11,926	(3,544)	(1,326)	13,224
Loss (income) per share from continuing operations:
Basic	$0.22	$0.40	$0.35	$(0.06)	$0.90
Diluted	$0.21	$0.40	$0.35	$(0.06)	$0.89
Loss (income) per share from discontinued operations:
Basic	$(0.01)	$0.00	$(0.47)	$0.02	$(0.46)
Diluted	$(0.01)	$0.00	$(0.46)	$0.02	$(0.46)

All amount above have been adjusted to reflect the results of SCM in discontinued operations as described in Note 10 and certain reclassifications as described in Note 1.

(1)	Net sales decreased $30.7 million, or 11.0%, to $249.4 million in the fourth quarter of 2008, from $280.0 million in the fourth quarter of 2007. The decrease in net sales was a result of significant turmoil within the credit markets and global economy and the negative impact on the residential construction and North American auto markets. As a result of the lower sales volumes experienced by the Company, gross profit as a percentage of sales declined to 11.9% from 15.5% for the fourth quarters ended December 31, 2008 and 2007, respectively, due to the Company’s fixed costs becoming a higher percentage of net sales and the FIFO effect on margins in some product lines as material cost and product pricing declined as a result of commodity raw material pricing declines. The Company also recognized a $2.7 million charge to bad debt expense during the fourth quarter of 2008 due to a customer filing for bankruptcy.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report. The Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A of this Annual Report on Form 10-K.

Gibraltar Industries. Inc.
Buffalo, New York
February 25, 2009

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gibraltar Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gibraltar Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 25, 2009

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2008 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2008 fiscal year.

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Chairman of the Board, President, Chief Financial Officer and other senior financial officers and executives of the Company. A complete text of this Code of Ethics is available in the corporate governance section of our website at www.gibraltar1.com. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2008 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2008 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2008 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2008 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2008 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2008 fiscal year.

Item 14.	Principal Accountant’s Fees and Services

Information regarding principal accountant’s fees and services is incorporated herein by reference to the information included in the Company’s 2008 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2008 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

				Page Number

(a	)	(1)	Financial Statements:
			Report of Independent Registered Public Accounting Firm	43
			Consolidated Balance Sheets as of December 31, 2008 and 2007	44
			Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006	45
			Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	46
			Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006	47
			Notes to Consolidated Financial Statements	48
		(2)	Supplementary Data
			Quarterly Unaudited Financial Data	86
			Financial Statement Schedules	90
			Schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted
		(3)	Exhibits
			The index of exhibits to this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page	92
(b	)		Other Information:
			Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.

By	/s/ Brian J. Lipke
Brian J. Lipke
Chief Executive Officer and Chairman of the Board
Dated: February 25, 2009

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian J. Lipke Brian J. Lipke	Chief Executive Officer and Chairman of the Board (principal executive officer)	February 25, 2009

/s/ Henning N. Kornbrekke Henning N. Kornbrekke	President and Chief Operating Officer	February 25, 2009

/s/ Kenneth W. Smith Kenneth W. Smith	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 25, 2009

/s/ David N. Campbell David N. Campbell	Director	February 25, 2009

/s/ William J. Colombo William J. Colombo	Director	February 25, 2009

/s/ Gerald S. Lippes Gerald S. Lippes	Director	February 25, 2009

/s/ William P. Montague William P. Montague	Director	February 25, 2009

/s/ Arthur A. Russ, Jr. Arthur A. Russ, Jr.	Director	February 25, 2009

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	Director	February 25, 2009

Exhibit Index

Exhibit			Sequentially
Number		Exhibit	Numbered Page

3.1		Certificate of Incorporation of registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908))
3.2		Amended and Restated By-Laws of the Registrant effective August 11, 1998 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908))
4.1		Specimen Common Share Certificate (incorporated by reference number to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))
4.2		Indenture dated as of December 8, 2005, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).
10	.1*	Amended and Restated Employment Agreement dated as of August 21, 2007 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2007)
10	.2*	Employment Agreement dated as of August 21, 2007 between the Registrant and Henning Kornbrekke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2007)
10	.3*	Gibraltar Industries, Inc. Incentive Stock Option Plan, Fifth Amendment and Restatement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as amended by First Amendment to the Fifth Amendment and Restatement of the Gibraltar Steel Corporation Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2007)
10	.4*	Gibraltar Industries, Inc. Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-03979))
10.5		First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	.6*	Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.7*	The 2003 Gibraltar Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (333-110313)) as amended by First Amendment to 2003 Gibraltar Industries Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 25, 2006)
10	.8*	Change in Control Agreement between the Company and Brian J. Lipke (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2005)
10	.9*	Change in Control Agreement between the Company and Henning Kornbrekke (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed April 13, 2005).
10	.10*	Amendment and Restatement of Change in Control Agreement between the Company and David W. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2006)

Exhibit			Sequentially
Number		Exhibit	Numbered Page

10	.11*	Amended and Restated Gibraltar Industries, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2006)
10	.12*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Units (Long Term Incentive) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 25, 2005)
10	.13*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Non-Qualified Option (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2005)
10	.14*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed May 25, 2005)
10.15		Term Loan Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, KeyBank National Association and the lenders named therein, dated as of October 3, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 7, 2005)
10.16		Second Amended and Restated Credit Agreement, dated as of August 31, 2007, among the Company, Gibraltar Steel Corporation of New York, as co-borrower, the lenders parties thereto, KeyBank National Association, as administrative agent, JPMorgan Chase Bank, N.A., as co-syndication agent, BMO Capital Markets Financing, Inc., as co-syndication agent, HSBC Bank USA, National Association, as co-documentation agent, and Manufacturers and Traders Trust Company, as co-documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2007)
10.17		Registration Rights Agreement, dated as of December 8, 2005, among the Company, the Guarantors and J.P. Morgan Securities Inc., McDonald Investments Inc. and Harris Nesbitt Corp., as initial purchasers of the Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2005)
10.18		Asset Purchase Agreement by and among Gibraltar Industries, Inc., the subsidiaries named therein and BlueWater Thermal Processing, LLC dated May 31, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2006)
10.19		Consulting Agreement by and between Gibraltar Industries, Inc. and Neil E. Lipke dated January 1, 2003 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2007)
10.20		Stock Purchase Agreement among Gibraltar Steel Corporation of New York, Gibraltar International, Inc., SCM Metal Products, Inc., Gibraltar Pacific Inc., Bison Acquisition Corporation and Appleby Trust (Mauritius) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2008)
10	.22*	Second Amendment and Restatement of the Gibraltar Industries, Inc. Management Stock Purchase Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2009)
10	.22*	Second Amendment and Restatement of the Gibraltar Industries, Inc. 2005 Equity Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2009)
10.22		Gibraltar Industries, Inc. Omnibus Code Section 409A Compliance Policy, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009)
10	.24*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Award of Restricted Stock Units dated January 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2009)

Exhibit			Sequentially
Number		Exhibit	Numbered Page

10	.25*	Summary Description of Annual Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10	.26*	Gibraltar Deferred Compensation Plan Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10	.27*	Change in Control Agreement between the Company and Kenneth W. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10	.28*	Change in Control Agreement between the Company and Timothy J. Heasley (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10	.29*	Change in Control Agreement between the Company and Paul M. Murray (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 24, 2009)
21		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chairman of the Board pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Document is a management contract or compensatory plan or agreement