Form 10-Q
period 2009-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2009-05-07
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
As of May 4, 2009, the number of common shares outstanding was: 30,119,878

GIBRALTAR INDUSTRIES, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3

Consolidated Statements of Operations For the Three Months ended March 31, 2009 and 2008	4

Consolidated Statements of Cash Flows For the Three Months ended March 31, 2009 and 2008	5

Notes to Consolidated Financial Statements	6-24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION	36-38
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$8,532	$11,308
Accounts receivable, net of reserve of $6,928 and $6,713 in 2009 and 2008, respectively	118,330	123,272
Inventories	141,202	189,935
Other current assets	31,657	22,228
Assets of discontinued operations	1,461	1,486

Total current assets	301,182	348,229

Property, plant and equipment, net	239,800	243,619
Goodwill	417,372	443,925
Acquired intangibles	85,721	87,373
Investment in partnership	2,396	2,477
Other assets	17,955	20,736

	$1,064,426	$1,146,359

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$68,955	$76,168
Accrued expenses	37,327	46,305
Current maturities of long-term debt	2,708	2,728

Total current liabilities	108,990	125,201

Long-term debt	326,749	353,644
Deferred income taxes	69,072	79,514
Other non-current liabilities	19,621	19,513
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 30,179,032 and 30,061,550 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	302	301
Additional paid-in capital	224,807	223,561
Retained earnings	328,391	356,007
Accumulated other comprehensive loss	(12,550)	(10,825)

	540,950	569,044

Less: cost of 110,791 and 75,050 common shares held in treasury at March 31, 2009 and December 31, 2008, respectively	956	557

Total shareholders’ equity	539,994	568,487

	$1,064,426	$1,146,359

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$204,843	$293,938
Cost of sales	191,830	241,822

Gross profit	13,013	52,116
Selling, general and administrative expense	30,680	35,088
Goodwill impairment	25,501	—

(Loss) income from operations	(43,168)	17,028
Other expense (income)
Interest expense	5,967	8,062
Equity in partnership’s loss (income) and other (income)	19	(153)

Total other expense	5,986	7,909

(Loss) income before taxes	(49,154)	9,119
(Benefit of) provision for income taxes	(21,602)	3,095

(Loss) income from continuing operations	(27,552)	6,024
Discontinued operations:
(Loss) income from discontinued operations before taxes	(104)	824
(Benefit of) provision for income taxes	(40)	148

(Loss) income from discontinued operations	(64)	676

Net (loss) income	$(27,616)	$6,700

Net (loss) income per share — Basic:
(Loss) income from continuing operations	$(0.92)	$0.20
(Loss) income from discontinued operations	(0.00)	0.02

Net (loss) income	$(0.92)	$0.22

Weighted average shares outstanding — Basic	30,080	29,917

Net (loss) income per share — Diluted:
(Loss) income from continuing operations	$(0.92)	$0.20
(Loss) income from discontinued operations	(0.00)	0.02

Net (loss) income	$(0.92)	$0.22

Weighted average shares outstanding — Diluted	30,080	30,090

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(27,616)	$6,700
(Loss) income from discontinued operations	(64)	676

(Loss) income from continuing operations	(27,552)	6,024
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,057	8,716
Goodwill impairment	25,501	—
Provision for deferred income taxes	(10,416)	(448)
Equity in partnership’s loss (income) and other (income)	80	(71)
Stock compensation expense	1,462	1,477
Noncash charges to interest expense	521	492
Other	(63)	5
Increase (decrease) in cash resulting from changes in (net of dispositions):
Accounts receivable	9,138	(22,103)
Inventories	48,366	6,976
Other current assets and other assets	(11,281)	143
Accounts payable	(7,266)	20,509
Accrued expenses and other non-current liabilities	(6,829)	5,050

Net cash provided by operating activities from continuing operations	29,718	26,770
Net cash (used in) provided by operating activities for discontinued operations	(110)	5,120

Net cash provided by operating activities	29,608	31,890

Cash flows from investing activities
Additional consideration for acquisitions	(59)	(187)
Purchases of property, plant and equipment	(3,414)	(4,557)
Net proceeds from sale of property and equipment	189	—

Net cash used in investing activities for continuing operations	(3,284)	(4,744)
Net cash provided by investing activities from discontinued operations	—	11

Net cash used in investing activities	(3,284)	(4,733)

Cash flows from financing activities
Long-term debt reduction	(39,061)	(58,944)
Proceeds from long-term debt	12,074	33,004
Payment of deferred financing costs	—	(4)
Payment of dividends	(1,499)	(1,495)
Purchase of treasury stock at market prices	(399)	(23)
Tax benefit from equity compensation	(215)	122

Net cash used in financing activities for continuing operations	(29,100)	(27,340)
Net cash provided by financing activities from discontinued operations	—	3

Net cash used in financing activities	(29,100)	(27,337)

Net decrease in cash and cash equivalents	(2,776)	(180)

Cash and cash equivalents at beginning of year	11,308	35,287

Cash and cash equivalents at end of period	$8,532	$35,107

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements as of March 31, 2009, and 2008, have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at March 31, 2009 and December 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008, have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report to Shareholders for the year ended December 31, 2008, as filed on Form 10-K.
The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain 2008 amounts have been reclassified to conform to the 2009 presentation.
The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

2. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
The changes in shareholders’ equity consist of (in thousands):

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at December 31, 2008	30,062	$301	$223,561	$356,007	$(10,825)	75	$(557)	$568,487
Net loss	—	—	—	(27,616)	—	—	—	(27,616)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	—	(2,033)	—	—	(2,033)
Adjustment to post employment health care liability, net of tax of $4	—	—	—	—	7	—	—	7
Unrealized gain on interest rate swaps, net of tax of $172	—	—	—	—	301	—	—	301
Equity based compensation expense	—	—	1,462	—	—	—	—	1,462
Net settlement of restricted stock units	117	1	(1)	—	—	36	(399)	(399)
Tax benefit from equity compensation	—	—	(215)	—	—	—	—	(215)

Balance at March 31, 2009	30,179	$302	$224,807	$328,391	$(12,550)	111	$(956)	$539,994

Total comprehensive (loss) income consists of the following for the three months ending March 31 (in thousands):

	2009	2008
Net (loss) income	$(27,616)	$6,700
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,033)	(1,880)
Adjustment to post employment health care liability, net of tax of $4 and $10 for 2009 and 2008, respectively	7	16
Unrealized gain (loss) on interest rate swaps, net of tax of $172 and $615 for 2009 and 2008, respectively	301	(1,204)

Other comprehensive loss	(1,725)	(3,068)

Total comprehensive (loss) income	$(29,341)	$3,632

The cumulative balance of each component of accumulated other comprehensive income, net of tax, is as follows (in thousands):

			Unamortized
	Foreign	Minimum	post	Unrealized	Accumulated
	currency	pension	employment	(loss) gain	other
	translation	liability	health care	on interest	comprehensive
	adjustment	adjustment	costs	rate swaps	income
Balance at December 31, 2008	$(7,680)	$(36)	$(683)	$(2,426)	$(10,825)
Current period change	(2,033)	—	7	301	(1,725)

Balance at March 31, 2009	$(9,713)	$(36)	$(676)	$(2,125)	$(12,550)

3. FAIR VALUE MEASUREMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS No. 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.

Relative to SFAS No. 157, the FASB issued FASB Staff Position (FSP) 157-2. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
We adopted SFAS No. 157 as of January 1, 2008, and FSP 157-2 as of January 1, 2009. Nonfinancial assets and nonfinancial liabilities for which we applied the provisions of FSP 157-2 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those initially measured at fair value in a business combination. The impact of adopting SFAS No. 157 and FSP 157-2 was not significant to the consolidated balance sheet, operations or cash flows.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(3,504)	$ —	$(3,504)	$ —
Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs and, therefore, are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
The Company applied the provisions of SFAS No. 157 and FSP 157-2 during the first quarter 2009 goodwill impairment test. Step one of the goodwill impairment test consists of determining a fair value for each of the Company’s eleven reporting units. The fair values for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a discounted cash flow valuation model to estimate the fair values of its reporting units, using Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgment factors. The key estimates and factors used in the discounted cash flow valuation model include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. See Note 7 of the consolidated financial statements for the results of our first quarter goodwill impairment test.
4. EQUITY-BASED COMPENSATION
The Third Amendment and Restatement of the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the Plan) is an incentive compensation plan that allows the Company to grant equity-based incentive compensation awards to eligible participants to provide them an additional incentive to promote the business of the Company, to increase their proprietary interest in the success of the Company and to encourage them to remain in the Company’s employ. Awards under the plan may be in the form of options, restricted shares, restricted units, performance shares, performance units and rights. The Plan provides for the issuance of up to 2,250,000 shares of common stock. Of the total number of shares of common stock issuable under the Plan, the aggregate number of shares which may be issued in connection with grants of restricted stock or restricted units cannot exceed 1,350,000, and the aggregate number of shares which may be issued in connection with grants of incentive stock options and rights cannot exceed 900,000 shares. Vesting terms and award life are governed by the award document.

During the three months ended March 31, 2009, the Company issued 175,696 restricted stock units with a grant date fair value of $11.89 per unit and granted 12,850 non-qualified stock options with a grant date fair value of $5.38 per option. During the three months ended March 31, 2008, the Company issued 141,351 restricted stock units with a weighted average grant date fair value of $14.90 and granted 113,300 non-qualified stock options with a weighted average grant date fair value of $3.95 per option.
The Management Stock Purchase Plan (MSPP) is an integral component of the Plan and provides participants the ability to defer up to 50% of their annual bonus under the Management Incentive Compensation Plan, a portion of their salary, and Directors’ fees. The deferral is converted to restricted stock units and credited to an account together with a Company match in restricted stock units equal to a percentage of the deferral amount. The account is converted to cash at the current value of the Company’s stock and payable to the participants upon a termination of their employment with the Company. The matching portion vests only if the participant has reached their sixtieth birthday. If a participant terminates prior to age sixty, the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current ten-year US Treasury note. The account is then paid out in five equal annual cash installments.
The fair value of restricted stock units held in the MSPP equals the trailing 200-day closing price of our common stock as of the last day of the period. During the three months ended March 31, 2009 and 2008, 111,399 and 42,703 restricted stock units, respectively, were credited to participant accounts. At March 31, 2009, the value of the restricted stock units in the MSPP was $13.36 per share.
5. INVENTORIES
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw material	$51,061	$78,768
Work-in process	24,344	25,966
Finished goods	65,797	85,201

Total inventories	$141,202	$189,935

For the three months ended March 31, 2009, the Company recognized a charge of $2,017,000 within cost of sales to adjust inventory to the lower of cost or market because inventory at cost exceeded the Company’s estimate of net realizable value less normal profit margins. There was no charge to adjust inventory to the lower of cost or market for the three months ended March 31, 2008. The Company’s reserve to value inventory at the lower of cost or market was $2,275,000 and $258,000 as of March 31, 2009 and December 31, 2008, respectively.
6. ACQUISITIONS
On June 8, 2006, the Company acquired all of the outstanding stock of Home Impressions, Inc. (Home Impressions). Home Impressions is based in Hickory, North Carolina and markets and distributes mailboxes and postal accessories. The acquisition of Home Impressions served to strengthen the Company’s position in the mailbox and storage systems markets, and provides marketing, manufacturing and distribution synergies with our operations. The results of Home Impressions (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Home Impressions is not considered significant to the Company’s consolidated results of operations.

As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration through May 2009 based upon the operating results of Home Impressions. The Company paid $59,000 and $170,000 of such additional consideration during the three months ended March 31, 2009 and 2008, respectively. These payments were recorded as additional goodwill. The Company expects to pay its final additional consideration payment approximating $4,900,000 in May 2009, which will be recorded as additional goodwill.
On August 31, 2007, the Company acquired all of the outstanding stock of Florence Corporation (Florence). Florence is located in Manhattan, Kansas and designs and manufactures storage solutions, including mail and package delivery products. The acquisition of Florence strengthens the Company’s position in the storage solutions market. The results of Florence (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results since the date of acquisition. The acquisition of Florence is not considered significant to the Company’s consolidated results of operations.
The Company and the former owners of Florence have made a joint election under Internal Revenue Code (IRC) Section 338(h) (10) which allowed the Company to treat the stock purchase as an asset purchase for tax purposes. In connection with the 338(h)(10) election, and pursuant to the terms of the Stock Purchase Agreement, the Company made additional cash payments to the former shareholders of Florence totaling $7,801,000 during the first six months of 2008. These payments were recorded as additional goodwill. As a result of the 338(h)(10) election, goodwill related to the acquisition of Florence is fully deductible for tax purposes.
7. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
All goodwill reported on the consolidated balance sheet relates to the Building Products Segment. The changes in the approximate carrying amount of goodwill for the three months ended March 31, 2009 is as follows (in thousands):

Balance as of December 31, 2008	$443,925
Additional consideration	59
Adjustments to prior year acquisitions	(111)
Impairment	(25,501)
Foreign currency translation	(1,000)

Balance as of March 31, 2009	$417,372

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Estimated Life
Trademark	$40,934	$—	$41,119	$—	indefinite
Trademark	2,084	(599)	2,089	(562)	2 to 15 years
Unpatented Technology	5,732	(1,402)	5,731	(1,272)	5 to 20 years
Customer Relationships	47,068	(9,445)	47,339	(8,511)	5 to 15 years
Non-Competition Agreements	3,622	(2,273)	3,624	(2,184)	5 to 10 years

	$99,440	$(13,719)	$99,902	$(12,529)

Acquired intangible asset amortization expense for the three month period ended March 31, 2009 and 2008 aggregated approximately $1,277,000 and $1,399,000, respectively.

Amortization expense related to acquired intangible assets for the remainder of fiscal 2009 and the next five years thereafter is estimated as follows (in thousands):

2009	$3,824
2010	$5,078
2011	$5,018
2012	$4,896
2013	$4,609
2014	$3,754
Based on lower than forecasted sales volumes in our first quarter of 2009 and revised long-term growth expectations, the Company concluded there was an indicator of impairment requiring an interim impairment test for its eleven reporting units. The reporting unit that serves the automotive sector does not have goodwill. Step one of the goodwill impairment test consists of comparing the fair value of a reporting unit, determined using estimated discounted cash flows, with its carrying amount including goodwill. The fair value of the reporting units was estimated using a weighted average cost of capital (WACC) of 11.5%, which was increased from the 11.0% used as of December 31, 2008. The WACC is calculated based upon the capital structure of eight market participants in our peer group. A third-party forecast of housing starts was utilized to prepare the estimated cash flows. One reporting unit had a carrying amount exceeding the reporting unit’s fair value due to an expected decrease in projected revenues to be generated by the reporting unit. Therefore, the Company initiated step two of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to its assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The Company performed sensitivity analyses regarding the WACC. If the WACC was increased by 50 basis points, no additional reporting units would fail step one of the impairment test. Increasing the WACC 75 basis points would cause two additional reporting units with goodwill of $42,200,000 to fail step one of the impairment test and increasing the WACC 100 basis points would cause a total of three additional reporting units with goodwill totaling $61,899,000 to fail step one of the impairment test.
As of March 31, 2009, the Company estimated that the implied fair value of goodwill for the one reporting unit was less than its carrying value by approximately $25,501,000, which has been recorded as an impairment charge during the three months ended March 31, 2009. The impairment charge is an estimate based on the preliminary allocation of fair value in the second step of the goodwill impairment test. If any adjustment to this estimated impairment charge is required due to the final determination of the fair values of property, plant and equipment and intangible assets, it will be recorded during the second quarter of 2009. The Company will continue to monitor impairment indicators and financial results in future quarters. If cash flows change or if the market value of its stock does not increase, there may be additional significant impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.
8. DISCONTINUED OPERATIONS
As part of its continuing evaluation of its businesses, the Company determined that its SCM Metal Products subsidiaries (SCM) no longer provided a strategic fit with its long-term growth and operational objectives during 2008. On October 3, 2008, the Company entered into a definitive agreement to sell the issued and outstanding capital stock of SCM, a copper powder metals business, for a purchase price of $43,702,000. The final purchase price is net of working capital adjustments and transaction fees. The purchase price was payable by delivery of a promissory note in the principal amount of $8,500,000 payable March 31, 2012, and cash. Interest is payable on the promissory note quarterly at interest rates that increase over time from 8% to 12% per annum. The promissory note is recorded as an other asset on the March 31, 2009 and December 31, 2008 balance sheets.
During 2007, the Company committed to a plan to dispose of the assets of its bath cabinet manufacturing business. Certain assets of this business have not been disposed of as of March 31, 2009, and the Company continues to incur costs related to those assets.
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the results of operations for SCM and the bath cabinet manufacturing business have been classified as discontinued operations in the consolidated financial statements for all periods presented.
The Company allocates interest to its discontinued operations in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force item 87-24, Allocation of Interest to Discontinued Operations. No interest expense was allocated to discontinued operations during the three months ended March 31, 2009. Interest expense of $544,000 was allocated to discontinued operations during the three months ended March 31, 2008.

Components of the (loss) income from discontinued operations for the three months ended March 31 are as follows (in thousands):

	2009	2008
Net sales	$—	$31,610
Expenses	104	30,786

(Loss) income from discontinued operations before taxes	$(104)	$824

9. EXIT ACTIVITY COSTS
The Company has focused on controlling costs and lean manufacturing initiatives which have in part led to the consolidation of its facilities and production lines. The Company consolidated 15 facilities during 2008 and transferred the production of certain product lines from one plant to another during 2009 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs, to close certain facilities and production lines. The following table provides a summary of exit activity costs incurred by segment for the three months ended March 31 (in thousands):

	2009	2008
Processed Metal Products segment	$559	$1,333
Building Products segment	272	765

Total exit activity costs	$831	$2,098

The following table provides a summary of the income statement lines the above exit activity costs are included for the three months ended March 31 (in thousands):

	2009	2008
Cost of sales	$454	$1,965
Selling, general and administrative expense	377	133

Total exit activity costs	$831	$2,098

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

Accrued costs as of December 31, 2008	$1,371
Exit activity costs recognized	831
Cash payments	(544)

Accrued costs as of March 31, 2009	$1,658

10. NET (LOSS) INCOME PER SHARE
Basic (loss) income per share is based on the weighted average number of common shares outstanding. Diluted (loss) income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under its equity compensation plans. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested. (Loss) income from discontinued operations per share is rounded for presentation purposes to allow net (loss) income per share to foot.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	2009	2008
Numerator:
(Loss) income from continuing operations	$(27,552,000)	$6,024,000
(Loss) income from discontinued operations	(64,000)	676,000

(Loss) income available to common stockholders	$(27,616,000)	$6,700,000

Denominator for basic income per share:
Weighted average shares outstanding	30,079,901	29,916,864

Denominator for diluted income per share:
Weighted average shares outstanding	30,079,901	29,916,864
Potentially dilutive securities	—	172,901

Weighted average shares and conversions	30,079,901	30,089,765

For the three months ended March 31, 2009, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was approximately 189,806 shares for the three months ended March 31, 2009.
11. RELATED PARTY TRANSACTIONS
Two members of our Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. For the three months ended March 31, 2009 and 2008, the Company incurred $218,000 and $306,000, respectively, for legal services from these firms. All the amounts incurred were expensed during the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, the Company had $196,000 and $342,000, respectively, recorded in accounts payable for these law firms.
A member of our Board of Directors, Robert E. Sadler, Jr., is Vice Chairman of the Board of one of the participating lenders in our Second Amended and Restated Credit Agreement dated August 31, 2007 (the Senior Credit Agreement). The Senior Credit Agreement provides a $375,000,000 revolving facility and a $122,700,000 term loan. Loans under the Senior Credit Agreement are collateralized by the Company’s accounts receivable, inventories, and personal property and equipment. The revolving credit facility is committed through August 30, 2012, and the term loan is due December 8, 2012. See Note 12 to the financial statements for the amounts outstanding on the revolving facility and the term loan at March 31, 2009 and December 31, 2008. Loans under the Senior Credit Agreement bear interest, at the borrowers’ option at (i) LIBOR plus a margin ranging from 0.60% to 1.40%, depending on the Company’s consolidated leverage ratio, or (ii) the higher of the administrative agent’s prime rate or the federal funds effective rate plus 0.50%. Facility fees are payable to the lenders on their revolving commitments at a rate ranging from 0.150% to 0.350% and annual letter of credit fees range from 0.60% to 1.40% of the stated amount of the letter of credit.

12. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Revolving credit facility	$62,687	$89,079
Term loan	59,305	59,880
Senior Subordinated 8% Notes recorded net of unamortized discount of $2,575 and $2,647 at March 31, 2009 and December 31, 2008, respectively	201,425	201,353
Other debt	6,040	6,060

	329,457	356,372
Less current maturities	2,708	2,728

Total long-term debt	$326,749	$353,644

Standby letters of credit of $14,410,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company at March 31, 2009. These letters of credit reduce the amount otherwise available under the revolving credit facility. At March 31, 2009, the Company had $297,903,000 of availability under the revolving credit facility.
Under the terms of the Senior Credit Agreement, we are required to repay approximately $575,000 on the term note each quarter until the remaining balance comes due in 2012.
On December 8, 2005, the Company issued $204,000,000 of Senior Subordinated 8% Notes (8% Notes), due December 1, 2015, at a discount to yield 8.25%. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.
The loan agreements contain restrictions and covenants common to such agreements, including limitations on additional borrowings, merger and acquisition activities, asset sales, liens, investments, and dividends payments greater than $10,000,000 in any year. In addition, the Senior Credit Agreement requires the Company to maintain certain financial ratios within ranges, as defined in the Senior Credit Agreement, including a total leverage ratio below 4.25 to 1.00 and an interest coverage ratio exceeding 2.75 to 1.00. The Senior Credit Agreement also requires the Company to maintain a net worth in excess of $400,000,000 plus 50% of cumulative net income in each fiscal quarter beginning with the quarter ended September 30, 2007. The Company is in compliance with the terms and provisions of all its financing agreements as of March 31, 2009. However, given the continuing decrease in revenues generated from the residential building and automotive markets served by the Company resulting in operating losses, there is increased likelihood of noncompliance with the financial covenants included in the Senior Credit Agreement, specifically the total leverage ratio and interest coverage ratio, during periods ending on or after June 30, 2009.
A breach of any covenant would result in a default under the Senior Credit Agreement. Upon the occurrence of an event of default under the Senior Credit Agreement, management of the Company would attempt to receive a waiver from its lenders, which would likely result in incurring additional financing costs consisting of upfront fees to the lenders and increased interest rates used to determine interest due on amounts outstanding under the Senior Credit Agreement.
13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. The Company applied the provisions of SFAS No. 161 as of January 1, 2009 and the following disclosures meet the requirements of the standard.

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. During the three months ended March 31, 2009 and 2008, the Company had an interest rate swap outstanding with a notional amount of $57,500,000 converting variable-rate term loan to a fixed rate of 6.78%, which expires on December 22, 2010. In the fourth quarter of 2008, the Company de-designated $2,500,000 of its long-term borrowings as being hedged under the interest rate swap agreement due to a payment made to reduce the amount of debt outstanding under the term loan. Therefore, at the end of the term of the interest rate swap, only $55,000,000 of the term loan will be outstanding. As the interest rate swap converts $57,500,000 of the variable-rate term loan to fixed-rate debt, the Company determined that 4.3% of the interest rate swap is ineffective for the three months ended March 31, 2009.
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires assets or liabilities to be recognized in the consolidated balance sheet at fair value for all derivative instruments. In accordance with SFAS No. 133, the Company has designated its interest rate swap as a cash flow hedge. The determination of the fair value of the interest rate swap is disclosed in Note 3. As of March 31, 2009 and December 31, 2008, the Company recorded liabilities of $3,504,000 and $3,998,000, respectively, as other non-current liabilities on the consolidated balance sheets.
The effective portion of the gain or loss on the interest rate swap is reported as a component of other comprehensive income and reclassified into earnings as interest expense accrues on the term loan. As of March 31, 2009, the Company estimates $1,900,000 of losses will be reclassified from accumulated other comprehensive income to interest expense within the next twelve months. Gains or losses on the interest rate swap representing hedge ineffectiveness are recognized in current earnings as interest expense or interest income. The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the three months ended March 31 (in thousands):

	2009	2008
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive income	$487	$21
Unrealized loss from changes in the fair value of the ineffective portion of the interest rate swap	1	—

Total loss included interest expense	$488	$21

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense net of taxes of $177 and $9 for 2009 and 2008, respectively	$310	$12
Unrealized loss from changes in the fair value of the effective portion of the interest rate swap net of taxes of $5 and $904 for 2009 and 2008, respectively	(9)	(1,216)

Gain (loss) included in other comprehensive income (loss)	$301	$(1,204)

14. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense for the three months ended March 31 (in thousands):

	Pension Benefit
	2009	2008
Service cost	$28	$37
Interest cost	44	40
Amortization of unrecognized prior service cost	16	—

Net periodic benefit costs	$88	$77

	Other Post Employment Benefits
	2009	2008
Service cost	$18	$18
Interest cost	64	62
Amortization of unrecognized prior service cost	(5)	(5)
Loss amortization	16	21

Net periodic benefit costs	$93	$96

15. SEGMENT INFORMATION
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

The following unaudited table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net sales
Building Products	$166,339	$229,323
Processed Metal Products	38,504	64,615

	$204,843	$293,938

Income (loss) from operations
Building Products	$(28,621)	$20,800
Processed Metal Products	(9,632)	2,147
Corporate	(4,915)	(5,919)

	$(43,168)	$17,028

Depreciation and amortization
Building Products	$6,271	$6,747
Processed Metal Products	1,549	1,234
Corporate	237	735

	$8,057	$8,716

Capital expenditures
Building Products	$2,983	$3,689
Processed Metal Products	140	654
Corporate	291	214

	$3,414	$4,557

	March 31, 2009	December 31, 2008
Total assets *
Building Products	$902,989	$961,967
Processed Metal Products	111,700	140,282
Corporate	49,737	44,110

	$1,064,426	$1,146,359

*	Total assets of discontinued operations have been included in Corporate assets for all periods.

16. SUPPLEMENTAL FINANCIAL INFORMATION
The following information sets forth the consolidating summary financial statements of the issuer (Gibraltar Industries, Inc.) and guarantors, which guarantee the Senior Subordinated 8% Notes due December 1, 2015, and the non-guarantors. The guarantors are wholly owned subsidiaries of the issuer and the guarantees are full, unconditional, joint and several.
Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Gibraltar Industries, Inc.
Consolidating Balance Sheets
March 31, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$5,714	$2,818	$—	$8,532
Accounts receivable	—	103,282	15,048	—	118,330
Intercompany balances	26,584	(4,921)	(21,663)	—	—
Inventories	—	133,054	8,148	—	141,202
Other current assets	—	30,898	759	—	31,657
Assets of discontinued operations	—	1,461	—	—	1,461

Total current assets	26,584	269,488	5,110	—	301,182

Property, plant and equipment, net	—	224,426	15,374	—	239,800
Goodwill	—	387,800	29,572	—	417,372
Acquired intangibles	—	74,370	11,351	—	85,721
Investment in partnership	—	2,396	—	—	2,396
Other assets	4,877	12,935	143	—	17,955
Investment in subsidiaries	713,654	46,959	—	(760,613)	—

	$745,115	$1,018,374	$61,550	$(760,613)	$1,064,426

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$60,477	$8,478	$—	$68,955
Accrued expenses	3,696	33,345	286	—	37,327
Current maturities of long-term debt	—	2,708	—	—	2,708

Total current liabilities	3,696	96,530	8,764	—	108,990

Long-term debt	201,425	125,324	—	—	326,749
Deferred income taxes	—	64,190	4,882	—	69,072
Other non-current liabilities	—	18,676	945	—	19,621
Shareholders’ equity	539,994	713,654	46,959	(760,613)	539,994

	$745,115	$1,018,374	$61,550	$(760,613)	$1,064,426

Gibraltar Industries, Inc.
Consolidating Balance Sheets
December 31, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1,781	$9,527	$—	$11,308
Accounts receivable, net	—	108,004	15,268	—	123,272
Intercompany balances	5,959	23,894	(29,853)	—	—
Inventories	—	180,332	9,603	—	189,935
Other current assets	—	21,720	508	—	22,228
Assets of discontinued operations	—	1,486	—	—	1,486

Total current assets	5,959	337,217	5,053	—	348,229

Property, plant and equipment, net	—	227,448	16,171	—	243,619
Goodwill	—	413,584	30,341	—	443,925
Acquired intangibles	—	75,371	12,002	—	87,373
Investment in partnership	—	2,477	—	—	2,477
Other assets	25,525	(4,938)	149	—	20,736
Investment in subsidiaries	739,716	47,577	—	(787,293)	—

	$771,200	$1,098,736	$63,716	$(787,293)	$1,146,359

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$67,512	$8,656	$—	$76,168
Accrued expenses	1,360	43,377	1,568	—	46,305
Current maturities of long-term debt	—	2,728	—	—	2,728

Total current liabilities	1,360	113,617	10,224	—	125,201

Long-term debt	201,353	152,291	—	—	353,644
Deferred income taxes	—	74,575	4,939	—	79,514
Other non-current liabilities	—	18,537	976	—	19,513
Shareholders’ equity	568,487	739,716	47,577	(787,293)	568,487

	$771,200	$1,098,736	$63,716	$(787,293)	$1,146,359

Gibraltar Industries, Inc.
Consolidating Statements of Operations
Three Months Ended March 31, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$187,283	$21,704	$(4,144)	$204,843

Cost of sales	—	175,893	19,935	(3,998)	191,830

Gross profit	—	11,390	1,769	(146)	13,013

Selling, general and administrative expense	178	27,820	2,682	—	30,680
Goodwill impairment	—	25,501	—	—	25,501

Loss from operations	(178)	(41,931)	(913)	(146)	(43,168)

Other expense (income)
Equity in partnership’s loss and other (income)	—	29	(10)	—	19
Interest expense (income)	4,325	1,647	(5)	—	5,967

Total other expense (income)	4,325	1,676	(15)	—	5,986

Loss before taxes	(4,503)	(43,607)	(898)	(146)	(49,154)

Benefit from income taxes	(1,743)	(19,565)	(294)	—	(21,602)

Loss from continuing operations	(2,760)	(24,042)	(604)	(146)	(27,552)

Discontinued operations
Loss from discontinued operations before taxes	—	(104)	—	—	(104)
Benefit from income taxes	—	(40)	—	—	(40)

Loss from discontinued operations	—	(64)	—	—	(64)

Equity in earnings from subsidiaries	(24,710)	(604)	—	25,314	—

Net loss	$(27,470)	$(24,710)	$(604)	$25,168	$(27,616)

Gibraltar Industries, Inc.
Consolidating Statements of Operations
Three Months Ended March 31, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$261,268	$36,652	$(3,982)	$293,938

Cost of sales	—	216,253	29,551	(3,982)	241,822

Gross profit	—	45,015	7,101	—	52,116

Selling, general and administrative expense	(1,377)	33,318	3,147	—	35,088

Income from operations	1,377	11,697	3,954	—	17,028

Other (income) expense
Equity in partnership’s income and other income	—	(153)	—	—	(153)
Interest expense (income)	4,147	4,162	(247)	—	8,062

Total other expense (income)	4,147	4,009	(247)	—	7,909

(Loss) income before taxes	(2,770)	7,688	4,201	—	9,119

Provision for income taxes	(1,048)	2,988	1,155	—	3,095

(Loss) income from continuing operations	(1,722)	4,700	3,046	—	6,024

Discontinued operations
Income from discontinued operations before taxes	—	455	369	—	824
Provision for income taxes	—	140	8	—	148

Income from discontinued operations	—	315	361	—	676

Equity in earnings from subsidiaries	8,422	3,407	—	(11,829)	—

Net income	$6,700	$8,422	$3,407	$(11,829)	$6,700

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities for continuing operations	$(170)	$30,232	$(344)	$—	$29,718
Net cash provided by operating activities from discontinued operations	—	(110)	—	—	(110)

Net cash (used in) provided by operating activities	(170)	30,122	(344)	—	29,608

CASH FLOWS FROM INVESTING ACTIVITIES

Additional consideration for acquisitions	—	(59)	—	—	(59)
Purchases of property, plant and equipment	—	(3,197)	(217)	—	(3,414)
Net proceeds from sale of property and equipment	—	162	27	—	189

Net cash used in investing activities	—	(3,094)	(190)	—	(3,284)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(39,061)	—	—	(39,061)
Proceeds from long-term debt	—	12,074	—	—	12,074
Intercompany financing	2,283	3,892	(6,175)	—	—
Payment of dividends	(1,499)	—	—	—	(1,499)
Purchase of treasury stock at market prices	(399)	—	—	—	(399)
Tax benefit from equity compensation	(215)	—	—	—	(215)

Net cash provided by (used in) financing activities	170	(23,095)	(6,175)	—	(29,100)

Net increase (decrease) in cash and cash equivalents	—	3,933	(6,709)	—	(2,776)

Cash and cash equivalents at beginning of year	—	1,781	9,527	—	11,308

Cash and cash equivalents at end of period	$—	$5,714	$2,818	$—	$8,532

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities for continuing operations	$(8)	$26,885	$(107)	$—	$26,770
Net cash provided by (used in) operating activities from discontinued operations	—	5,774	(654)	—	5,120

Net cash (used in) provided by operating activities	(8)	32,659	(761)	—	31,890

CASH FLOWS FROM INVESTING ACTIVITIES

Additional consideration for acquisitions	—	(187)	—	—	(187)
Purchases of property, plant and equipment	—	(4,111)	(446)	—	(4,557)
Net proceeds from sale of property and equipment	—	(29)	29	—	—

Net cash used in investing activities from continuing operations	—	(4,327)	(417)	—	(4,744)
Net cash provided by (used in) investing activities for discontinued operations	—	26	(15)	—	11

Net cash used in investing activities	—	(4,301)	(432)	—	(4,733)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(58,944)	—	—	(58,944)
Proceeds from long-term debt	—	33,001	3	—	33,004
Intercompany financing	1,404	(3,523)	2,119	—	—
Payment of deferred financing costs	—	(4)	—	—	(4)
Payment of dividends	(1,495)	—	—	—	(1,495)
Tax benefit from stock options	122	—	—		122
Purchase of treasury stock at market prices	(23)	—	—	—	(23)

Net cash provided by (used in) financing activities from continuing operations	8	(29,470)	2,122	—	(27,340)
Net cash provided by financing activities from discontinued operations	—	—	3	—	3

Net cash provided by (used in) financing activities	8	(29,470)	2,125	—	(27,337)

Net (decrease) increase in cash and cash equivalents	—	(1,112)	932	—	(180)

Cash and cash equivalents at beginning of year	—	11,090	24,197	—	35,287

Cash and cash equivalents at end of period	$—	$9,978	$25,129	$—	$35,107

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the “Act“). Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company’s business, and management’s beliefs about future operations, results and financial position. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Statements by the Company, other than historical information, constitute “forward looking statements“ within the meaning of the Act and may be subject to a number of risk factors and uncertainty. Risk factors that could affect these statements include, but are not limited to, the following: the availability of raw materials and the effects of changing raw material prices on the Company’s results of operations; energy prices and usage; changing demand for the Company’s products and services; changes in the liquidity of the capital and credit markets; risks associated with the integration of acquisitions; and changes in interest or tax rate. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.
Overview
Gibraltar is a leading manufacturer, processor, and distributor of residential and commercial building products and processed metal products for the building and construction, industrial, and automotive markets. Our building products are used by homeowners and builders to provide structural and architectural enhancements for residential and commercial building projects. Our processed metal products are comprised primarily of steel shaped to specific widths and hardened to certain tolerances as required by our customers. We serve customers in a variety of industries in all 50 states and throughout the world. We operate 59 facilities in 26 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers. Our net sales and income from continuing operations were $1,232 million and $33.4 million, respectively, for the year ended December 31, 2008.
Our strategy is to position Gibraltar as the low-cost provider and market share leader in niche product areas that offer the opportunity for margin enhancement and sales growth over the long-term. Gibraltar reports in two business segments: Building Products and Processed Metal Products.
Our Building Products segment focuses on expanding market share in the residential markets; further penetrating domestic and international commercial building, industrial, and architectural markets; participating as a buyer in our industry consolidation; and improving its operational productivity and efficiency through both operational excellence and facility consolidation.
Our Processed Metal Products segment focuses on increased penetration with transplant auto manufacturers, expanding international market opportunities, and serving the global shift toward automatic transmissions which require more components manufactured using products offered by our business. This segment is also striving to increase its productivity and efficiency through operational excellence.
We continually evaluate the current and expected performance of each Gibraltar business with the goal that each business contributes to our growth in sales, operating margin and cash flow. On October 3, 2008, we entered into a definitive agreement to sell our powder metals business, SCM Metal Products (SCM). We closed the sale on November 5, 2008. SCM was reported in our Processed Metal Products segment. We expect to continue focusing our resources and capital on those areas that we expect to provide the best long-term strategic fit.

In the last two months of 2008 and continuing in the first three months of 2009, the continued economic turmoil impacting the United States and the rest of the world resulted in significant downturns in all of the key end markets we serve, building and construction, industrial, and automotive. Sales volumes for both of our segments were reduced more significantly than expected during the first quarter of 2009. The downturns in the residential building and automotive markets worsened during first quarter of 2009 and the continued collapse of the credit markets led to a severe slowdown in the commercial building and industrial markets during this same period. Our sales, earnings, and cash flow were also negatively impacted by volatile commodity prices, including steel, our most significant raw material cost.
Steel prices impact the cost of raw materials we purchase and also impact the pricing we offer to customers on sales of our products. During 2008, we were able to successfully manage dramatic increases in steel prices during the first three quarters of the year. Steel prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first quarter of 2009. The rapid decrease in steel prices has led to an increase in material costs as a percentage of sales during the three months ended March 31, 2009 compared to prior periods. Accordingly, we recorded a $2 million lower-of-cost-or-market adjustment to value inventory on hand to its proper value during the first quarter of 2009.
During the three months ended March 31, 2009, we recorded a $25.5 million goodwill impairment charge. The impairment was recorded as a result of an expected decrease in our long-term projections of revenues and cash flows to be generated by a reporting unit reported within our Building Products segment.
We have taken a number of steps to position the Company as a low-cost provider of our products. Over the past two years our focus has been on achieving operational excellence through lean initiatives and the consolidation of facilities. We have closed or consolidated a total of 15 facilities since January 2008. Due to the negative impact the significant economic downturn has had on our end markets, we have continued to aggressively reduce costs throughout the Company to adjust to the decreased sales volumes and maximize cash flows generated from operating activities. Actions implemented during the first quarter of 2009 to reduce costs and maximize cash included further staff reductions of 17% (staff levels have been reduced 36% since September 2007), 10% reductions in the salaries of the Chief Executive Officer and Chief Operating Officer, 10% reduction in fees paid to the Board of Directors, elimination of salary increases, suspension of the company match on 401(k) contributions, furloughs at many business units, limitations on capital expenditures, travel restrictions, and many other discretionary spending reductions. We believe these actions will help us to meet our priorities for 2009: serving our customers and maximizing our liquidity.

Results of Operations
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended March 31(in thousands):

	2009		2008
Net sales	$204,843	100.0%	$293,938	100.0%
Cost of sales	191,830	93.6	241,822	82.3

Gross profit	13,013	6.4	52,116	17.7
Selling, general and administrative expense	30,680	15.0	35,088	11.9
Goodwill and other intangible asset impairment	25,501	12.5	—	0.0

(Loss) income from operations	(43,168)	(21.1)	17,028	5.8
Interest expense	5,967	2.9	8,062	2.7
Equity in partnerships’ loss (income) (1)	19	0.0	(153)	(0.0)

(Loss) income before taxes	(49,154)	(24.0)	9,119	3.1
(Benefit from) provision for income taxes	(21,602)	(10.5)	3,095	1.1

(Loss) income from continuing operations	(27,552)	(13.5)	6,024	2.0
Discontinued operations, net of taxes (2)	(64)	(0.0)	676	0.3

Net (loss) income	$(27,616)	(13.5)%	$6,700	2.3%

(1)	Equity in partnerships’ loss (income) represents our proportional interest in the income of our steel pickling joint venture and other income.

(2)	Discontinued operations represent the (loss) or income, net of income taxes, attributable to our powder metals and bath cabinet manufacturing businesses which we sold in October 2008 and August 2007, respectively.
The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31 (in thousands):

				Change due to
			Total	Foreign
	2009	2008	Change	Currency	Operations
Net sales:
Building Products	$166,339	$229,323	$(62,984)	$(7,822)	$(55,162)
Processed Metal Products	38,504	64,615	(26,111)	—	(26,111)

	$204,843	$293,938	$(89,095)	$(7,822)	$(81,273)

Net sales decreased by $89.1 million, or 30.3% to $204.8 million for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008. The economic downturn and its effect on the key end markets we serve led to the significant drop in sales. Additionally, the significant decrease in steel prices in the commodity markets during the first quarter of 2009 contributed to the drop in net sales from the prior year as certain of our customer pricing is linked to commodity costs. Foreign currency fluctuations also contributed to a $7.8 million decrease in net sales during the first quarter of 2009 compared to the same period in the previous year.
Net sales in our Building Products segment decreased by $63.0 million, or 27.5%, to $166.3 million for the quarter ended March 31, 2009, from net sales of $229.3 million for the quarter ended March 31, 2008. Excluding the $7.8 million impact of exchange rate fluctuations, the decrease in net sales was $55.2 million, or 24.1% from the same period in the prior year, a result of a decrease in sales volume due to a slowdown in the residential building, commercial construction, architectural, and industrial markets along with lower customer sales prices as a result of decreased commodity costs for products with pricing tied to commodity costs.
Net sales in our Processed Metal Products segment decreased by $26.1 million, or 40%, to $38.5 million for the quarter ended March 31, 2009, from net sales of $64.6 million for the quarter ended March 31, 2008. The decrease in net sales was primarily a function of a 45% decrease in tons sold due to a slowdown in the automotive markets.

Gross margin decreased to 6.4% for the quarter ended March 31, 2009, from 17.7% for the quarter ended March 31, 2008. The decrease in gross margin was the result of decreasing customer selling prices as pricing for certain products are indexed to commodity costs and the significant drop in demand. The precipitous decrease in commodity costs has led to higher cost inventory being sold at lowered customer selling prices. The decrease in customer selling prices has resulted in material costs as a percentage of net sales increasing approximately 10% during the three months ended March 31, 2009, compared to the same period in 2008, resulting in a reduction in gross profit by approximately $20 million, including a $2.0 million lower-of-cost-or-market inventory valuation charge. Gross margin was also negatively impacted by a reduction in sales volume that resulted in an increase in the percentage of fixed costs to net sales as our costs were spread over less volume partially offset by our aggressive cost cutting initiatives that reduced the impact of reduced sales volume.
Selling, general and administrative expenses decreased by approximately $4.4 million, or 12.5%, to $30.7 million for the quarter ended March 31, 2009, from $35.1 million for the quarter ended March 31, 2008. The $4.4 million decrease is net of a $2.4 million increase for foreign currency losses and $0.4 million of higher bad debt expense, both of which were more than offset by a $4.0 million decrease in payroll-related expenses resulting from our reduced headcount and another $3.2 million of cost reduction primarily from lower marketing and outside professional fees. Despite our efforts to reduce costs, selling, general and administrative expenses as a percentage of net sales increased to 15.0% for the quarter ended March 31, 2009, from 11.9% for the quarter ended March 31, 2008, as a result of a the 30.3% reduction in net sales during the first quarter of 2009.
Due to a change in the projected cash flows for one of our reporting units resulting from a significant decrease in long-term sales projections, we recorded a goodwill impairment charge of $25.5 million during the quarter ended March 31, 2009.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ending March 31 (in thousands):

				Change due to
				Intangible
			Total	Asset	Foreign
	2009	2008	Change	Impairment	Currency	Operations
(Loss) income from operations:
Building Products	$(28,621)	$20,800	$(49,421)	$(25,501)	$(813)	$(23,107)
Processed Metal Products	(9,632)	2,147	(11,779)	—	—	(11,779)
Corporate	(4,915)	(5,919)	1,004	—	—	1,004

Consolidated	$(43,168)	$17,028	$(60,196)	$(25,501)	$(813)	$(33,882)

	2009	2008
(Loss) income from operations as a percentage of net sales:
Building Products	-17.2%	9.1%
Processed Metal Products	-25.0%	3.3%
Consolidated	-21.1%	5.8%
Income from operations as a percentage of net sales in our Building Products segment for the quarter ended March 31, 2009, decreased to -17.2% from 9.1% in the quarter ended March 31, 2008. The decrease in operating margin was the result of decreasing customer selling prices as pricing for certain products are indexed to commodity costs, much lower sales volume, and the $25.5 million goodwill impairment charge. The precipitous decrease in commodity costs has led to higher cost inventory being sold at lowered customer selling prices. The decrease in customer selling prices has resulted in material costs as a percentage of net sales increasing approximately 7.3% during the three months ended March 31, 2009, compared to the same period in 2008, resulting in a reduction in income from operations by approximately $11 million. Operating margin was also negatively impacted by a reduction in sales volume that resulted in an increase in the percentage of fixed costs (in cost of sales and selling, general and administrative expenses) to net sales as our costs were spread over less volume. Despite aggressively reducing our costs to better align with net sales for the quarter, these fixed costs contributed to an additional 3.7% decrease in the Building Products segment’s operating margin during the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008.
Income from operations as a percentage of net sales in our Processed Metal Products segment decreased to -25.0% of net sales for the quarter ended March 31, 2009, from 3.3% for the prior year’s comparable period. Similarly to the Building Products segment, the Processed Metal Products segment was most significantly impacted by lower sales volume and reductions in selling prices which caused material costs as a percentage of net sales to increase by approximately 23.9% during the first quarter of 2009 compared to the first quarter of 2008. The increase in material costs as a percentage of sales led to an approximately $9 million reduction in income from operations, including a $2.0 million lower-of-cost-or–market inventory valuation charge. Operating margin was also negatively impacted by 3.0% points due to fixed costs (in cost of sales and selling, general and administrative expense) being spread over fewer sales due to the significant decline in net sales for the quarter ended March 31, 2009, compared to the comparable period of 2008. The Processed Metal Products segment also incurred a $0.3 million increase in bad debt expense due to the write-off of amounts receivable from a customer which filed for bankruptcy.
Corporate expenses decreased $1.0 million, or 16.9%, to $4.9 million for the quarter ended March 31, 2009 from $5.9 million in the quarter ended March 31, 2008. The decrease in corporate expenses is primarily due to lower compensation costs due to staffing reductions and lower incentive compensation expense.
Interest expense decreased by approximately $2.1 million to $6.0 million for the quarter ended March 31, 2009, from $8.1 million for the quarter ended March 31, 2008. The decrease in interest expense was due to a combination of lower average borrowings and lower average interest rates during the quarter ended March 31, 2009, compared to the comparable period in the prior year.

The benefit from income taxes for the quarter ended March 31, 2009 was $21.6 million, an effective tax rate of 43.9%, compared with a provision for income taxes of $3.1 million, an effective rate of 33.9%, for the same period in 2008. The increase in the effective tax rate is the result of the impact of nondeductible permanent items on the tax rate when forecasted taxable income for the year ended December 31, 2009 is lower than the forecasts for the prior year comparable period.
Outlook
As with the past two quarters, there is little forward visibility on either the economy or our industry, therefore, we are not providing numerical guidance for 2009. Although we believe 2009 will continue to be challenging, we expect to sequentially improve to approximately breakeven for net income during the second quarter of 2009 despite the extremely difficult operating environment. We expect more stability in commodity steel pricing which would help us better align customer selling prices to our inventory costs during the remainder of 2009. In the meantime, we will continue our aggressive efforts to reduce costs and increase liquidity and will take additional actions as the market conditions warrant. We believe that the aggressive actions taken to streamline and improve the efficiency of our business will position our Company to generate marked improvements in profitability when economic and end market conditions return to more normal levels.
Liquidity and Capital Resources
General
We foresee 2009 as being a very challenging period for our Company given the uncertainty in the general economy and the related effects on the residential building and automotive markets. Accordingly, we will focus on liquidity preservation to meet our principal capital requirements during 2009. As a result, Gibraltar’s Board of Directors has agreed with management’s recommendation to suspend quarterly dividends with the expectation of reinstating payments when economic conditions and our profitability improve. We have also continued our aggressive efforts to cut costs and increase positive cash flow as discussed above. As noted below in the “Cash Flows” section of Item 7 of this Quarterly Report on Form 10-Q, we have been successful in generating positive cash flows from operating and investing activities. Since September 30, 2007, when borrowings were the highest due to three acquisitions in 2007, we have reduced long-term debt outstanding by $224.2 million, or 40.5%, including a reduction of $27 million in the first quarter of 2009. We believe that availability of funds under our existing Senior Credit Agreement together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements for the remainder of 2009.
Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our facilities, machinery and equipment and to fund acquisitions. Despite the continuing downturn in the credit and equity markets, we believe that our liquidity will be adequate to satisfy our obligations throughout 2009. We expect that future obligations, including the funding of future acquisitions and capital expenditures, may be financed through a number of sources, including internally available cash resources, new debt financing, the issuance of equity securities or any combination of the above. This opinion is a forward-looking statement based upon currently available information and may change if conditions in the credit and equity markets further deteriorate. To the extent that operating cash flows are lower than current levels or sources of financing are not available or available at acceptable terms, future liquidity may be adversely affected.

At March 31, 2009, the Company had $8.5 million of cash and cash equivalents and $297.9 million available under our $375.0 million revolving credit facility. However, the Second Amended and Restated Credit Agreement dated August 31, 2007 (the Senior Credit Agreement), which includes our $375.0 million revolving credit facility and our $122.7 million term loan facility, includes restrictive debt covenants that require us to maintain specified financial ratios at each quarter-end and satisfy other financial condition tests. As of March 31, 2009, we are in compliance with all the restrictive debt covenants included in the Senior Credit Agreement. At the end of the first quarter of 2009, we could have borrowed approximately $21 million more under our revolving credit facility without violating our total leverage ratio covenant (as defined within the Senior Credit Agreement).
Given the continuing decrease in revenues generated from the residential building and automotive markets served by the Company resulting in operating losses during the past two quarters, there is increased likelihood of noncompliance with the financial covenants of the Senior Credit Agreement, specifically the total leverage ratio and interest coverage ratio, during periods ending on or after June 30, 2009. A breach of any debt covenant would result in a default under the Senior Credit Agreement. Upon the occurrence of an event of default under the Senior Credit Agreement, we would attempt to receive a waiver from our lenders, which would likely result in incurring additional financing costs consisting of upfront fees to our syndicate of lenders and increased interest rates used to determine interest due on amounts outstanding under the Senior Credit Agreement. We are monitoring our compliance with our restrictive debt covenants closely and have communicated our likely need for an amendment to our Senior Credit Agreement with our syndicate of lenders. We expect that our current banking relationships will continue to provide the liquidity needed to support our principal capital requirements. A detailed description of risks of default is included in the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Senior Credit Agreement and Senior Subordinated Notes
The Company and its wholly-owned subsidiary, Gibraltar Steel Corporation of New York, are co-borrowers under our Senior Credit Agreement with a syndicate of lenders providing for (i) a revolving credit facility with aggregate commitments of up to $375.0 million including a $50.0 million sub-limit for letters of credit and a swing line loan sub-limit of $20.0 million and (ii) a term loan in the original principal amount of $122.7 million. At March 31, 2009, outstanding borrowings under the revolving credit facility were $62.7 million, $14.4 million of letters of credit were outstanding and $297.9 million was available to be borrowed. Under the terms of the Senior Credit Agreement, we are required to repay approximately $0.6 million on the term loan each quarter until its due date in 2012. During the three months ended March 31, 2009, we borrowed $12.1 million and repaid $38.5 million on the revolving facility and made payments of $0.6 million on the term loan. At March 31, 2009, we had $59.3 million outstanding on the term loan.
The Company’s $204.0 million of Senior Subordinated 8% Notes (8% Notes) were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. Prior to December 1, 2008, up to 35% of the 8% Notes were redeemable at the option of the Company from the proceeds of an equity offering at a premium of 108% of the face value, plus accrued and unpaid interest. After December 1, 2010, the 8% Notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. At March 31, 2009, we had $201.4 million, net of discount, of our 8% Notes outstanding.

The Senior Credit Agreement includes a guarantee by each of our material domestic subsidiaries other than Gibraltar Steel Corporation of New York, which is a co-borrower. Debt outstanding under the Senior Credit Agreement and the related guarantees are secured by a first priority security interest (subject to permitted liens as defined in the Senior Credit Agreement) in substantially all the tangible and intangible assets of our Company and our material domestic subsidiaries, subject to certain exceptions, and a pledge of 65% of the voting stock of our foreign subsidiaries. The 8% Notes are guaranteed by each of our material domestic subsidiaries.
The Senior Credit Agreement contains various affirmative and negative covenants customary for similar working capital facilities, including, but not limited to, several financial covenants. The following summarizes the financial covenants and our compliance with such covenants as of March 31, 2009:

Financial Covenant	Covenant	Gibraltar as of	Comply?
Title (1)	Requirement	March 31, 2009	Yes or No
Total Leverage Ratio(2)	Not to Exceed 4.25 to 1.00	4.00 to 1.00	Yes

Senior Leverage Ratio(3)	Not to Exceed 3.25 to 1.00	1.57 to 1.00	Yes

Interest Coverage Ratio(4)	Not Less Than 2.75 to 1.00	3.06 to 1.00	Yes

Minimum Net Worth(5)	Not Less Than $423.0 million	$540.0 million	Yes

(1)	All financial covenants are defined within the Senior Credit Agreement.

(2)	Defined as total funded debt to consolidated EBITDA as defined within the Senior Credit Agreements.

(3)	Defined as senior funded debt to consolidated EBITDA.

(4)	Defined as consolidated EBITDA to consolidated interest expense.

(5)	Defined as at least $400.0 million plus 50.0% of cumulative net income in each fiscal quarter beginning with the quarter ended September 30, 2007.
The Senior Subordinated 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio. At March 31, 2009, the Company was in compliance with the terms and provisions of all its financing agreements. We will continue to monitor our compliance with our restrictive covenants closely as reductions in EBITDA generated during the past two quarters and potentially throughout the rest of 2009 increases the likelihood of noncompliance with the financial covenants of the Senior Credit Agreement, specifically the total leverage ratio and interest coverage ratio, during periods ending on or after June 30, 2009. The increased likelihood of noncompliance with the financial covenants is a result of lower than expected net sales and EBITDA generated during the first quarter of 2009. The severity of the economic downturn has also resulted in a revision to our earnings expectations for the second quarter of 2009.

Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31(in thousands):

	2009	2008
Cash provided by (used in):
Operating activities from continuing operations	$29,718	$26,770
Investing activities from continuing operations	(3,284)	(4,744)
Financing activities from continuing operations	(29,100)	(27,340)
Discontinued operations	(110)	5,134

Net increase (decrease) in cash and cash equivalents	$(2,776)	$(180)

During the three months ended March 31, 2009, the Company’s cash flows from continuing operations totaled $29.7 million primarily the result of working capital reductions of $32.1 million, depreciation and amortization of $8.1 million, and a non-cash goodwill impairment charge of $25.5 offset by a net loss from continuing operations of $27.6 million and a $10.4 million adjustment to the provision for deferred income taxes related to the impairment charge. Net cash provided by operating activities for the three months ended March 31, 2008 was $26.8 million and was primarily the result of working capital reductions of $10.6 million combined with depreciation and amortization of $8.7 million and net income from continuing operations of $6.0 million.
The following table summarizes the changes in working capital from December 31, 2008 to March 31, 2009 (in thousands):

	March 31,	December 31,
	2009	2008	Change
Cash	$8,532	$11,308	$(2,776)
Accounts receivable, net	118,330	123,272	(4,942)
Inventory	141,202	189,935	(48,733)
Other current assets	31,657	22,228	9,429
Assets from discontinued operations	1,461	1,486	(25)

Total current assets	301,182	348,229	(47,047)

Accounts payable	68,955	76,168	(7,213)
Accrued expenses	37,327	46,305	(8,978)
Current portion of long-term debt	2,708	2,728	(20)

Total current liabilities	108,990	125,201	(16,211)

Working capital	$192,192	$223,028	$(30,836)

The 13.8% decrease in working capital during the first quarter of 2009 was primarily driven by our focus on working capital efficiency. The decrease in receivables is the result of decreased sales during the first quarter of 2009 compared to sales during the fourth quarter of 2008. The decrease in inventories and accounts payable was the result of decreased raw material costs along with initiatives to reduce raw material purchases, reduce our investment in inventories on hand and maximize liquidity. The increase in other current assets is due to the timing of estimated payments for income taxes. The decrease in accrued expenses is a result of first quarter payments made for the 2008 annual incentive compensation awards.
Net cash used in investing activities from continuing operations for the three months ended March 31, 2009 and 2008 was approximately $3.3 million and $4.7 million, respectively. Investing activities primarily consisted of capital expenditures of $3.4 million and $4.6 million for the first quarters ended March 31, 2009 and 2008, respectively.
Net cash used in financing activities from continuing operations for the three months ended March 31, 2009 was $29.1 million, consisting primarily of net payments of $27.0 million on long-term debt and dividend payments of

$1.5 million. Net cash used in financing activities from continuing operations for the three months ended March 31, 2008 was $27.3 million, consisting primarily of net payments of $25.9 million on long-term debt and dividend payments of $1.5 million. Payments of long-term debt made during 2009 and 2008 were the result of cash flows from operations and investing activities. We have made net payments on long-term debt outstanding in the amount of $158.1 million since December 31, 2007.
Off Balance Sheet Financing Arrangements
The Company does not have any off balance sheet financing arrangements.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Our most critical accounting policies include valuation of accounts receivable, valuation of inventory including lower-of-cost-or-market, allocation of purchase price to acquisition-related assets and liabilities, assessment of recoverability of goodwill and other long-lived assets, and accounting for income taxes and deferred tax assets and liabilities, which are described in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
As of January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” as discussed in Note 3 and Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities,” as discussed in Note 13 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Other than the adoption of FSP 157-2 and SFAS No. 161 as discussed above, there have been no changes in critical accounting policies in the current year.
Related Party Transactions
Refer to Note 11 of the consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for a summary of related party transactions.
Recent Accounting Pronouncements
The Financial Accounting Standards Board issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” in April 2009. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of the provisions of FSP 157-4 is not anticipated to materially impact the Company’s consolidated financial position, cash flows, or results of operations.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable rate debt to fixed rate debt. At March 31, 2009, the Company had $55 million of term loan borrowings that had been effectively converted to fixed rate debt pursuant to this agreement. There have been no material changes to the Company’s exposure to market risk since December 31, 2008.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report. The Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.
(b) Changes in Internal Controls over Financial Reporting
Among the aggressive staffing reductions made across the Company, in response to the dramatic decrease in demand, was the layoff of its Internal Audit personnel during the quarter ended March 31, 2009. The functions performed by the Internal Audit staff have been transferred to other personnel identified by management during the first quarter of 2009 and a portion of the internal audit function will be outsourced. The Company has designed and implemented new processes to ensure adequate controls, procedures, and segregation of duties remain effective.
There have been no other changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not applicable.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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

Date: May 7, 2009