Form 10-Q
period 2009-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2009-08-06
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
As of August 3, 2009, the number of common shares outstanding was: 30,139,366

GIBRALTAR INDUSTRIES, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

Consolidated Statements of Operations For the Three and Six Months ended June 30, 2009 and 2008	4

Consolidated Statements of Cash Flows For the Six Months ended June 30, 2009 and 2008	5

Notes to Consolidated Financial Statements	6-29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION	45-50
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$17,115	$11,308
Accounts receivable, net of reserve of $7,674 and $6,713 in 2009 and 2008, respectively	123,885	123,272
Inventories	118,551	189,935
Other current assets	27,841	22,228
Assets of discontinued operations	1,435	1,486

Total current assets	288,827	348,229

Property, plant and equipment, net	236,719	243,619
Goodwill	420,518	443,925
Acquired intangibles	85,589	87,373
Investment in partnership	2,505	2,477
Other assets	17,074	20,736

	$1,051,232	$1,146,359

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$74,885	$76,168
Accrued expenses	35,546	46,305
Current maturities of long-term debt	2,708	2,728

Total current liabilities	113,139	125,201

Long-term debt	303,160	353,644
Deferred income taxes	68,880	79,514
Other non-current liabilities	18,614	19,513
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 30,284,359 and 30,061,550 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	303	301
Additional paid-in capital	225,430	223,561
Retained earnings	328,463	356,007
Accumulated other comprehensive loss	(5,575)	(10,825)

	548,621	569,044
Less: cost of 150,993 and 75,050 common shares held in treasury at June 30, 2009 and December 31, 2008, respectively	1,182	557

Total shareholders’ equity	547,439	568,487

	$1,051,232	$1,146,359

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$217,055	$347,173	$421,898	$641,111
Cost of sales	179,604	268,475	371,434	510,297

Gross profit	37,451	78,698	50,464	130,814
Selling, general and administrative expense	27,156	41,347	57,836	76,435
Goodwill impairment	—	—	25,501	—

Income (loss) from operations	10,295	37,351	(32,873)	54,379
Other expense (income)
Interest expense	5,779	7,261	11,746	15,323
Equity in partnership’s income and other income	(126)	(270)	(107)	(423)

Total other expense	5,653	6,991	11,639	14,900

Income (loss) before taxes	4,642	30,360	(44,512)	39,479
Provision for (benefit of) income taxes	5,226	11,377	(16,376)	14,472

(Loss) income from continuing operations	(584)	18,983	(28,136)	25,007
Discontinued operations:
Income from discontinued operations before taxes	612	1,500	508	2,324
(Benefit of) provision for income taxes	(44)	370	(84)	518

Income from discontinued operations	656	1,130	592	1,806

Net income (loss)	$72	$20,113	$(27,544)	$26,813

Net (loss) income per share – Basic:
(Loss) income from continuing operations	$(0.02)	$0.63	$(0.93)	$0.83
Income from discontinued operations	0.02	0.04	0.02	0.06

Net income (loss)	$0.00	$0.67	$(0.91)	$0.89

Weighted average shares outstanding – Basic	30,142	29,980	30,108	29,963

Net (loss) income per share – Diluted:
(Loss) income from continuing operations	$(0.02)	$0.63	$(0.93)	$0.83
Income from discontinued operations	0.02	0.04	0.02	0.06

Net income (loss)	$0.00	$0.67	$(0.91)	$0.89

Weighted average shares outstanding – Diluted	30,142	30,139	30,108	30,129

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(27,544)	$26,813
Income from discontinued operations	592	1,806

(Loss) income from continuing operations	(28,136)	25,007
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,145	17,028
Goodwill impairment	25,501	—
Provision for deferred income taxes	(10,749)	(947)
Equity in partnership’s income and other income	(29)	(270)
Distributions from partnership	—	264
Stock compensation expense	2,520	2,712
Noncash charges to interest expense	1,045	984
Other	(698)	1,251
Increase (decrease) in cash resulting from changes in (net of dispositions):
Accounts receivable	3,727	(45,865)
Inventories	72,859	(16,184)
Other current assets and other assets	(7,725)	463
Accounts payable	(1,256)	57,235
Accrued expenses and other non-current liabilities	(8,620)	12,013

Net cash provided by operating activities from continuing operations	64,584	53,691
Net cash provided by operating activities from discontinued operations	556	8,068

Net cash provided by operating activities	65,140	61,759

Cash flows from investing activities
Additional consideration for acquisitions	(354)	(8,222)
Purchases of property, plant and equipment	(6,432)	(9,198)
Net proceeds from sale of property and equipment	226	540

Net cash used in investing activities for continuing operations	(6,560)	(16,880)
Net cash used in investing activities for discontinued operations	—	(81)

Net cash used in investing activities	(6,560)	(16,961)

Cash flows from financing activities
Long-term debt reduction	(81,449)	(92,368)
Proceeds from long-term debt	30,800	42,985
Payment of deferred financing costs	—	(4)
Payment of dividends	(1,499)	(2,993)
Purchase of treasury stock at market prices	(625)	(35)
Tax benefit from equity compensation	—	122

Net cash used in financing activities for continuing operations	(52,773)	(52,293)
Net cash used in financing activities for discontinued operations	—	(1,100)

Net cash used in financing activities	(52,773)	(53,393)

Net increase (decrease) in cash and cash equivalents	5,807	(8,595)

Cash and cash equivalents at beginning of year	11,308	35,287

Cash and cash equivalents at end of period	$17,115	$26,692

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements as of June 30, 2009 and 2008, have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at June 30, 2009 and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008, have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
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
The results of operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.
The Company evaluated subsequent events through the date the consolidated financial statements were filed, August 6, 2009. See Note 13 of the consolidated financial statements for the disclosure of a material subsequent event.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted the provisions of FSP 157-4 effective April 1, 2009 and its impact on the Company’s consolidated financial position, cash flows, and results of operations was not significant.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28-1, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted the provisions of FSP SFAS 107-1 and APB 28-1 during the three months ended June 30, 2009. Refer to the disclosures included in Note 4 of the consolidated financial statements.
In May 2008, the FASB issued SFAS No. 165, “Subsequent Events,” to establish principles and requirements for subsequent events. The Standard sets forth the date after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Standard also identifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of SFAS No. 165 during the three months ended June 30, 2009. Refer to the disclosures included in Note 1 and Note 13 of the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of SFAS No. 140,” to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferors’ continuing involvement in transferred financial assets. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe the provisions of SFAS No. 166 will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” to amend certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe the provisions of SFAS No. 167 will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.
In June 2009, the FASB issued FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162”. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the provisions of SFAS No. 168 will have a significant impact on the Company’s consolidated financial statements other than changing the method used to refer to U.S. generally accepted accounting principles within the Company’s disclosures.

3. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
The changes in shareholders’ equity consist of (in thousands):

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2008	30,062	$301	$223,561	$356,007	$(10,825)	75	$(557)	$568,487
Net loss	—	—	—	(27,544)	—	—	—	(27,544)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	—	4,636	—	—	4,636
Adjustment to post employment health care liability, net of tax of $9	—	—	—	—	15	—	—	15
Unrealized gain on interest rate swaps, net of tax of $346	—	—	—	—	599	—	—	599
Equity based compensation expense	—	—	2,520	—	—	—	—	2,520
Net settlement of restricted stock units	222	2	(2)	—	—	76	(625)	(625)
Tax adjustment from equity compensation	—	—	(649)	—	—	—	—	(649)

Balance at June 30, 2009	30,284	$303	$225,430	$328,463	$(5,575)	151	$(1,182)	$547,439

Total comprehensive income (loss) consists of the following for the three and six months ending June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$72	$20,113	$(27,544)	$26,813
Other comprehensive income (loss):
Foreign currency translation adjustment	6,669	597	4,636	(1,283)
Adjustment to post employment health care liability, net of tax	8	4	15	20
Unrealized gain (loss) on interest rate swaps, net of tax	298	1,092	599	(112)

Other comprehensive income (loss)	6,975	1,693	5,250	(1,375)

Total comprehensive income (loss)	$7,047	$21,806	$(22,294)	$25,438

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

			Unamortized
	Foreign	Minimum	post	Unrealized	Accumulated
	currency	pension	employment	(loss) gain	other
	translation	liability	health care	on interest	comprehensive
	adjustment	adjustment	costs	rate swaps	loss
Balance at December 31, 2008	$(7,680)	$(36)	$(683)	$(2,426)	$(10,825)
Current period change	4,636	—	15	599	5,250

Balance at June 30, 2009	$(3,044)	$(36)	$(668)	$(1,827)	$(5,575)

4. FAIR VALUE MEASUREMENTS
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(3,011)	$—	$(3,011)	$—
Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs and, therefore, are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
The Company applied the provisions of SFAS No. 157 and FSP 157-2 during the goodwill impairment tests performed as of March 31, 2009 and June 30, 2009. Step one of the goodwill impairment test consists of determining a fair value for each of the Company’s eleven reporting units. The fair values for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a discounted cash flow valuation model to estimate the fair values of its reporting units, using Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation model include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. See Note 8 of the consolidated financial statements for the results of the Company’s March 31, 2009 and June 30, 2009 goodwill impairment tests.
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, note receivable, accounts payable, long-term debt and interest rate swaps. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At June 30, 2009, the fair value of outstanding debt was $261,450,000 compared to its carrying value of $305,868,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices. Borrowings under the Company’s Second Amended and Restated Credit Agreement dated August 31, 2007 bear interest at variable rates and therefore, the carrying value of the borrowings approximate fair value.

5. EQUITY-BASED COMPENSATION
The Third Amendment and Restatement of the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the Plan) is an incentive compensation plan that allows the Company to grant equity-based incentive compensation awards to eligible participants to provide them an additional incentive to promote the business of the Company, to increase their proprietary interest in the success of the Company and to encourage them to remain in the Company’s employ. Awards under the plan may be in the form of options, restricted shares, restricted units, performance shares, performance units and rights. The Plan provides for the issuance of up to 3,000,000 shares of common stock. Of the total number of shares of common stock issuable under the Plan, the aggregate number of shares which may be issued in connection with grants of incentive stock options and rights cannot exceed 900,000 shares. Vesting terms and award life are governed by the award document.
During the six months ended June 30, 2009, the Company issued 175,696 restricted stock units with a grant date fair value of $11.89 per unit, issued 6,000 restricted shares with a grant date fair value of $7.92 per share, and granted 12,850 non-qualified stock options with a grant date fair value of $5.38 per option. During the six months ended June 30, 2008, the Company issued 163,774 restricted stock units with a weighted average grant date fair value of $15.08 per unit, issued 6,000 restricted shares with a grant date fair value of $14.84 per share, and granted 113,300 non-qualified stock options with a weighted average grant date fair value of $3.95 per option.
The Management Stock Purchase Plan (MSPP) is an integral component of the Plan and provides participants the ability to defer up to 50% of their annual bonus under the Management Incentive Compensation Plan, a portion of their salary, and Directors’ fees. The deferral is converted to restricted stock units and credited to an account together with a Company match in restricted stock units equal to a percentage of the deferral amount. The account is converted to cash at the current value of the Company’s stock and payable to the participants upon a termination of their service to the Company. The matching portion vests only if the participant has reached their sixtieth birthday. If a participant terminates prior to age sixty, the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current ten-year US Treasury note. The account is then paid out in five equal annual cash installments.
The fair value of restricted stock units held in the MSPP equals the trailing 200-day closing price of our common stock as of the last day of the period. During the six months ended June 30, 2009 and 2008, 115,847 and 63,274 restricted stock units, respectively, were credited to participant accounts. At June 30, 2009, the value of the restricted stock units in the MSPP was $10.05 per share.
6. INVENTORIES
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw material	$40,635	$78,768
Work-in-process	17,565	25,966
Finished goods	60,351	85,201

Total inventories	$118,551	$189,935

For the six months ended June 30, 2009, the Company recognized a charge of $2,017,000 within cost of sales to adjust inventory to the lower of cost or market because inventory at cost exceeded the Company’s estimate of net realizable value less normal profit margins. There was no charge to adjust inventory to the lower of cost or market for the six months ended June 30, 2008.

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
As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration based upon the operating results of Home Impressions. The Company paid $354,000 and $420,000 of such additional consideration during the six months ended June 30, 2009 and 2008, respectively. These payments were recorded as additional goodwill. The Company expects to pay its final additional consideration payment approximating $4,500,000 during the third quarter of 2009, which will be recorded as additional goodwill.
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
The Company and the former owners of Florence have made a joint election under Internal Revenue Code (IRC) Section 338(h) (10) which allowed the Company to treat the stock purchase as an asset purchase for tax purposes. In connection with the 338(h)(10) election, and pursuant to the terms of the Stock Purchase Agreement, the Company made additional cash payments to the former shareholders of Florence totaling $7,784,000 during the six months ended June 30, 2008. These payments were recorded as additional goodwill. As a result of the 338(h)(10) election, goodwill related to the acquisition of Florence is fully deductible for tax purposes.
8. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
All goodwill reported on the consolidated balance sheet relates to the Building Products Segment. The changes in the approximate carrying amount of goodwill for the six months ended June 30, 2009 is as follows (in thousands):

Balance as of December 31, 2008	$443,925
Additional consideration	354
Adjustments to prior year acquisitions	(111)
Impairment	(25,501)
Foreign currency translation	1,851

Balance as of June 30, 2009	$420,518

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Estimated Life
Trademark	$41,538	$—	$41,119	$—	indefinite
Trademark	2,105	(653)	2,089	(562)	2 to 15 years
Unpatented Technology	5,731	(1,533)	5,731	(1,272)	5 to 20 years
Customer Relationships	47,906	(10,767)	47,339	(8,511)	5 to 15 years
Non-Competition Agreements	2,795	(1,533)	3,624	(2,184)	5 to 10 years

	$100,075	$(14,486)	$99,902	$(12,529)

Acquired intangible asset amortization expense for the three and six months ended June 30, 2009 aggregated approximately $1,303,000 and $2,580,000, respectively, and $1,358,000 and $2,757,000 for the three and six months ended June 30, 2008, respectively.
Amortization expense related to acquired intangible assets for the remainder of fiscal 2009 and the next five years thereafter is estimated as follows (in thousands):

2009	$2,607
2010	$5,194
2011	$5,134
2012	$5,009
2013	$4,706
2014	$3,768
Based on lower than forecasted sales volumes during the three months ended March 31, 2009, revised long-term growth expectations, and a book value of equity in excess of market capitalization, the Company concluded there were indicators of goodwill impairment requiring an interim impairment test for its eleven reporting units as of March 31, 2009 and June 30, 2009.
Step one of the goodwill impairment test consists of comparing the fair value of a reporting unit, determined using estimated discounted cash flows, with its carrying amount including goodwill. The fair value of each reporting unit with goodwill was estimated using a weighted average cost of capital (WACC) between 12.2% and 12.6% as of June 30, 2009. As of March 31, 2009, the fair value of each reporting unit with goodwill was estimated using a WACC of 12.0%. The WACC increased from the 11.0% WACC used as of December 31, 2008. The WACC is calculated based upon the capital structure of eight market participants in our peer group. A third-party forecast of housing starts was utilized to prepare the estimated cash flows. The reporting unit that serves the automotive sector does not have goodwill.
As of the March 31, 2009 goodwill impairment test, one reporting unit had a carrying amount exceeding the reporting unit’s fair value due to a decrease in projected revenues to be generated by the reporting unit. Therefore, the Company initiated step two of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to its assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting unit was less than its carrying value by $25,501,000, which has been recorded as an impairment charge during the three months ended March 31, 2009. All other reporting units with goodwill had an estimated fair value in excess of their carrying value as of the March 31, 2009 goodwill impairment test. All reporting units with goodwill had an estimated fair value in excess of their carrying value as of the June 30, 2009 goodwill impairment test.

The following sensitivity analysis discloses the WACC that would lead to a reporting unit failing step one of the goodwill impairment test along with the amount of goodwill associated with the reporting unit (dollar amounts in thousands):

	March 31, 2009 Impairment Test		June 30, 2009 Impairment Test
	Number of	Goodwill	Number of	Goodwill
	Reporting Units	Associated With	Reporting Units	Associated With
	That Would Fail	These Reporting	That Would Fail	These Reporting
WACC	Step One (1)	Units	Step One	Units
11.50%	1	$74,778,000	—	$—
11.75%	1	$74,778,000	—	$—
12.00%	1	$74,778,000	—	$—
12.25%	3	$116,978,000	—	$—
12.50%	4	$136,677,000	1	$22,631,000
12.75%	5	$248,176,000	3	$93,629,000
13.00%	5	$248,176,000	6	$227,857,000

(1)	The one reporting unit identified as failing step one of the goodwill impairment test at a WACC of 11.50%, 11.75%, and 12.00% is the reporting unit that was impaired during the three months ended March 31, 2009 as described above. The reporting unit had a goodwill balance of $74,778,000 prior to the impairment charge and $49,277,000 after the impairment charge.
The Company will continue to monitor impairment indicators and financial results in future quarters. If cash flows change or if the market value of the Company’s stock does not increase, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.
9. DISCONTINUED OPERATIONS
As part of its continuing evaluation of its businesses, the Company determined that its SCM Metal Products subsidiaries (SCM) no longer provided a strategic fit with its long-term growth and operational objectives during 2008. On October 3, 2008, the Company entered into a definitive agreement to sell the issued and outstanding capital stock of SCM, a copper powder metals business, for a purchase price of $43,702,000. The final purchase price is net of working capital adjustments and transaction fees. The purchase price was payable by delivery of a promissory note in the principal amount of $8,500,000 payable March 31, 2012, and cash. Interest is payable on the promissory note quarterly at interest rates that increase over time from 8% to 12% per annum. The promissory note is recorded as an other asset on the June 30, 2009 and December 31, 2008 balance sheets. During the three and six months ended June 30, 2009, the Company recorded a $726,000 gain as a result of an adjustment related to the sale of SCM.
During 2007, the Company committed to a plan to dispose of the assets of its bath cabinet manufacturing business. Certain assets of this business have not been disposed of as of June 30, 2009, and the Company continues to incur costs related to those assets.
In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the results of operations for SCM and the bath cabinet manufacturing business have been classified as discontinued operations in the consolidated financial statements for all periods presented.
The Company allocates interest to its discontinued operations in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force item 87-24, Allocation of Interest to Discontinued Operations. No interest expense was allocated to discontinued operations during the three and six months ended June 30, 2009. Interest expense of $473,000 and $1,017,000 was allocated to discontinued operations during the three and six months ended June 30, 2008, respectively.

Components of the income from discontinued operations for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$—	$32,035	$—	$63,645
Expenses	(612)	30,535	(508)	61,321

Income from discontinued operations before taxes	$612	$1,500	$508	$2,324

10. EXIT ACTIVITY COSTS
The Company has focused on controlling costs and lean manufacturing initiatives which have in part led to the consolidation of its facilities and production lines. The Company has closed and consolidated certain facilities and transferred the production of certain product lines to different plants during 2008 and 2009. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. The following table provides a summary of exit activity costs incurred by segment for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Building Products segment	$376	$553	$648	$1,318
Processed Metal Products segment	47	—	606	1,333

Total exit activity costs	$423	$553	$1,254	$2,651

The following table provides a summary of the income statement lines the above exit activity costs are included for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of sales	$402	$310	$856	$2,275
Selling, general and administrative expense	21	243	398	376

Total exit activity costs	$423	$553	$1,254	$2,651

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

Accrued costs as of December 31, 2008	$1,371
Exit activity costs recognized	1,254
Cash payments	(1,472)

Accrued costs as of June 30, 2009	$1,153

11. NET INCOME (LOSS) PER SHARE
Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under its equity compensation plans. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested. Income from discontinued operations per share is rounded for presentation purposes to allow net income (loss) per share to foot.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
(Loss) income from continuing operations	$(584,000)	$18,983,000	$(28,136,000)	$25,007,000
Income from discontinued operations	656,000	1,130,000	592,000	1,806,000

Income (loss) available to common stockholders	$$72,000	$20,113,000	$(27,544,000)	$26,813,000

Denominator for basic income per share:
Weighted average shares outstanding	30,142,248	29,980,076	30,108,263	29,963,470

Denominator for diluted income per share:
Weighted average shares outstanding	30,142,248	29,980,076	30,108,263	29,963,470
Common stock options and restricted stock	—	159,062	—	165,982

Weighted average shares and conversions	30,142,248	30,139,138	30,108,263	30,129,452

For the three and six months ended June 30, 2009, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 120,229 and 155,018 shares for the three and six months ended June 30, 2009, respectively.
12. RELATED PARTY TRANSACTIONS
Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. For the three months and six ended June 30, 2009, the Company incurred $316,000 and $534,000, respectively, for legal services from these firms. The Company incurred $367,000 and $673,000 for legal services from these firms during the three and six months ended June 30, 2008, respectively. All the amounts incurred were expensed during the three and six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the Company had $112,000 and $342,000, respectively, recorded in accounts payable for these law firms.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is Vice Chairman of the Board of one of the participating lenders in the Company’s Second Amended and Restated Credit Agreement dated August 31, 2007 (the 2007 Senior Credit Agreement). As of June 30, 2009, the 2007 Senior Credit Agreement provided a $375,000,000 revolving facility and a $122,700,000 term loan. See Note 13 to the financial statements for the amounts outstanding on the revolving facility and the term loan as of June 30, 2009 and December 31, 2008 along with additional disclosures related to the July 24, 2009 amendment and restatement of the 2007 Senior Credit Agreement.

13. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Revolving credit facility	$40,000	$89,079
Term loan	58,730	59,880
Senior Subordinated 8% Notes recorded net of unamortized discount of $2,502 and $2,647 at June 30, 2009 and December 31, 2008, respectively	201,498	201,353
Other debt	5,640	6,060

	305,868	356,372
Less current maturities	2,708	2,728

Total long-term debt	$303,160	$353,644

Standby letters of credit of $14,153,000 have been issued under the 2007 Senior Credit Agreement to third parties on behalf of the Company at June 30, 2009. These letters of credit reduce the amount otherwise available under the revolving credit facility.
On December 8, 2005, the Company issued $204,000,000 of Senior Subordinated 8% Notes (8% Notes), due December 1, 2015, at a discount to yield 8.25%. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.
The Company entered into the Third Amended and Restated Credit Agreement dated July 24, 2009 (the 2009 Senior Credit Agreement). The 2009 Senior Credit Agreement was amended and restated in order to convert it into a secured facility that allowed the Company to remove most of the restrictive covenants contained in the 2007 Senior Credit Agreement prior to its amendment and restatement. Borrowings under the 2009 Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The 2009 Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that do not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The 2009 Senior Credit Agreement also provides a term loan aggregating $58,730,000. The revolving credit facility is committed through August 30, 2012 and the term loan is due December 8, 2012. Robert E. Sadler, Jr., a Director of the Company, is Vice Chairman of the Board of Manufacturers and Traders Trust Company, one of the lenders under the 2009 Senior Credit Agreement.
Borrowings under the revolving credit facility bear interest at a variable rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50%, plus 3.25% or, at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly.
Borrowings under the term loan bear interest at LIBOR, with a LIBOR floor of 1.50%, plus 3.75% or, at the Company’s option, an alternate base rate. The Company is required to repay $575,000 on the term loan each quarter until the remaining balance comes due in 2012.
On the closing date, July 24, 2009, the Company had $61,421,000 of availability under the revolving credit facility. As a result of the modification of terms under the revolving credit facility, the Company expects to write-off $1,154,000 of deferred financing costs during the three months ended September 30, 2009.
The 2009 Senior Credit Agreement includes a financial covenant that requires the Company to maintain the following minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA as defined in the 2009 Senior Credit Agreement) for the following periods:

Minimum
EBITDA
Six-months ended June 30, 2009	$0
Nine-months ended September 30, 2009	$13,000,000
Year ended December 31, 2009	$28,000,000

This covenant will not be tested after December 31, 2009. Beginning on March 31, 2010 and quarterly thereafter on a trailing four-quarter basis, the 2009 Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. The 2009 Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Company’s significant domestic subsidiaries have guaranteed the obligations under the 2009 Senior Credit Agreement.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. The Company applied the provisions of SFAS No. 161 as of January 1, 2009 and the following disclosures meet the requirements of the standard.
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. During the three and six months ended June 30, 2009 and 2008, the Company had an interest rate swap outstanding with a notional amount of $57,500,000, which expires on December 22, 2010.
In connection with the execution of the 2009 Senior Credit Agreement and based on the Company’s prospective assessment of the effectiveness of the interest rate swap, beginning in the third quarter of 2009 the Company expects the swap to be ineffective in offsetting variability in future interest payments on $57,500,000 of the Company’s variable-rate borrowings. Changes in the fair value of the swap will be recorded in earnings on a prospective basis. During the three and six months ended June 30, 2009, 4.3% of the interest rate swap was determined to be ineffective. During the three and six months ended June 30, 2008, no ineffectiveness existed and the Company determined the interest rate swap effectively converted $57,500,000 of variable-rate borrowings to a fixed rate of 6.78%.
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires assets or liabilities to be recognized in the consolidated balance sheet at fair value for all derivative instruments. In accordance with SFAS No. 133, the Company designated its interest rate swap as a cash flow hedge at inception. The determination of the fair value of the interest rate swap is disclosed in Note 4. As of June 30, 2009 and December 31, 2008, the Company recorded liabilities of $3,011,000 and $3,998,000, respectively, as other non-current liabilities on the consolidated balance sheets.

The effective portion of the gain or loss on the interest rate swap is reported as a component of other comprehensive income and reclassified into earnings as interest expense accrues on the applicable variable-rate borrowings. As of June 30, 2009, the Company estimates $1,900,000 of losses will be reclassified from accumulated other comprehensive income to interest expense within the next twelve months. Gains or losses on the interest rate swap representing hedge ineffectiveness are recognized in current earnings as interest expense or interest income. The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive income	$542	$349	$1,029	$370
Unrealized loss from changes in the fair value of the ineffective portion of the interest rate swap	3	—	4	—

Total loss included in interest expense	$545	$349	$1,033	$370

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense net of taxes	$333	$212	$643	$224
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swap net of taxes	(35)	880	(44)	(336)

Gain (loss) included in other comprehensive income (loss)	$298	$1,092	$599	$(112)

15. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense for the three and six months ended June 30 (in thousands):

	Pension Benefit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$27	$37	$55	$74
Interest cost	44	40	88	80
Amortization of unrecognized prior service cost	18	—	34	—

Net periodic benefit costs	$89	$77	$177	$154

	Other Post Employment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$18	$18	$36	$36
Interest cost	63	62	127	124
Amortization of unrecognized prior service cost	(4)	(5)	(9)	(10)
Loss amortization	17	21	33	42

Net periodic benefit costs	$94	$96	$187	$192

16. INCOME TAXES
The following table summarizes the provision for (benefit of) income taxes for the three and six months ended June 30 and the applicable effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Provision for (benefit of) income taxes	$5,226	$11,377	$(16,376)	$14,472
Effective tax rate	112.6%	37.5%	36.8%	36.7%
The Company’s provision for (benefit of) income taxes in interim periods is computed in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28” by applying appropriate annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income before taxes for the full year differ from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ended December 31, 2009 could be materially different from the forecasted rate used for the six months ended June 30, 2009.
The provision for income taxes for the three months ended June 30, 2009 resulted in an effective tax rate of 113%. This higher than expected tax rate was primarily the result of a change in the Company’s estimated annual effective tax rate from approximately 42% to approximately 37% and the impact of recording this change in estimate in a period with income before taxes near break even. The effective tax rate of 36.8% for the six months ended June 30, 2009 was higher than the U.S. federal statutory tax rate of 35% due to state taxes and the tax benefit of adjustments made to the Company’s reserve for uncertain tax positions partially offset by the impact of non-deductible permanent differences.
The effective tax rates of 37.5% and 36.7% for the three and six months ended June 30, 2008, respectively, exceed the statutory tax rate of 35% primarily due to the impact of state taxes and non-deductible permanent differences.
17. SEGMENT INFORMATION
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

The following unaudited table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales
Building Products	$190,802	$281,058	$357,141	$510,381
Processed Metal Products	26,253	66,115	64,757	130,730

	$217,055	$347,173	$421,898	$641,111

Income (loss) from operations
Building Products	$17,548	$39,638	$(11,073)	$60,438
Processed Metal Products	(3,628)	6,201	(13,260)	8,348
Corporate	(3,625)	(8,488)	(8,540)	(14,407)

	$10,295	$37,351	$(32,873)	$54,379

Depreciation and amortization
Building Products	$6,314	$6,401	$12,585	$13,148
Processed Metal Products	1,551	1,238	3,100	2,472
Corporate	223	673	460	1,408

	$8,088	$8,312	$16,145	$17,028

Capital expenditures
Building Products	$2,697	$3,815	$5,762	$7,504
Processed Metal Products	189	590	329	1,244
Corporate	132	236	341	450

	$3,018	$4,641	$6,432	$9,198

		December
	June 30, 2009	31, 2008
Total assets *
Building Products	$901,311	$961,967
Processed Metal Products	98,588	140,282
Corporate	51,333	44,110

	$1,051,232	$1,146,359

*	Total assets of discontinued operations have been included in Corporate assets for all periods.

18. SUPPLEMENTAL FINANCIAL INFORMATION
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

Gibraltar Industries, Inc.
Consolidating Balance Sheets
June 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$9,186	$7,929	$—	$17,115
Accounts receivable	—	107,653	16,232	—	123,885
Intercompany balances	21,298	6,425	(27,723)	—	—
Inventories	—	110,573	7,978	—	118,551
Other current assets	3,346	23,268	1,227	—	27,841
Assets of discontinued operations	—	1,435	—	—	1,435

Total current assets	24,644	258,540	5,643	—	288,827

Property, plant and equipment, net	—	220,345	16,374	—	236,719
Goodwill	—	388,094	32,424	—	420,518
Acquired intangibles	—	73,372	12,217	—	85,589
Investment in partnership	—	2,505	—	—	2,505
Other assets	4,697	12,225	152	—	17,074
Investment in subsidiaries	720,956	50,969	—	(771,925)	—

	$750,297	$1,006,050	$66,810	$(771,925)	$1,051,232

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$66,042	$8,843	$—	$74,885
Accrued expenses	1,360	33,614	572	—	35,546
Current maturities of long-term debt	—	2,708	—	—	2,708

Total current liabilities	1,360	102,364	9,415	—	113,139

Long-term debt	201,498	101,662	—	—	303,160
Deferred income taxes	—	63,500	5,380	—	68,880
Other non-current liabilities	—	17,568	1,046	—	18,614
Shareholders’ equity	547,439	720,956	50,969	(771,925)	547,439

	$750,297	$1,006,050	$66,810	$(771,925)	$1,051,232

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

Gibraltar Industries, Inc.
Consolidating Statements of Operations
Three Months Ended June 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$199,251	$21,063	$(3,259)	$217,055

Cost of sales	—	163,607	19,096	(3,099)	179,604

Gross profit	—	35,644	1,967	(160)	37,451

Selling, general and administrative expense	(225)	24,896	2,485	—	27,156

Income (loss) from operations	225	10,748	(518)	(160)	10,295

Other expense (income)
Equity in partnership’s income and other income	—	(126)	—	—	(126)
Interest expense	4,334	1,446	(1)	—	5,779

Total other expense	4,334	1,320	(1)	—	5,653

Loss (income) before taxes	(4,109)	9,428	(517)	(160)	4,642

(Benefit of) provision for income taxes	(1,603)	6,987	(158)	—	5,226

(Loss) income from continuing operations	(2,506)	2,441	(359)	(160)	(584)

Discontinued operations
Income from discontinued operations before taxes	—	612	—	—	612
Benefit of income taxes	—	(44)	—	—	(44)

Income from discontinued operations	—	656	—	—	656

Equity in earnings from subsidiaries	2,738	(359)	—	(2,379)	—

Net income (loss)	$232	$2,738	$(359)	$(2,539)	$72

Gibraltar Industries, Inc.
Consolidating Statements of Operations
Three Months Ended June 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$314,439	$37,592	$(4,858)	$347,173

Cost of sales	—	243,320	30,013	(4,858)	268,475

Gross profit	—	71,119	7,579	—	78,698

Selling, general and administrative expense	134	37,182	4,031	—	41,347

(Loss) income from operations	(134)	33,937	3,548	—	37,351

Other (income) expense
Equity in partnership’s income and other income	—	(267)	(3)	—	(270)
Interest expense	3,394	3,318	549	—	7,261

Total other expense	3,394	3,051	546	—	6,991

(Loss) income before taxes	(3,528)	30,886	3,002	—	30,360

(Benefit of) provision for income taxes	(1,525)	11,663	1,239	—	11,377

(Loss) income from continuing operations	(2,003)	19,223	1,763	—	18,983

Discontinued operations
Income from discontinued operations before taxes	—	1,088	412	—	1,500
Provision for income taxes	—	351	19	—	370

Income from discontinued operations	—	737	393	—	1,130

Equity in earnings from subsidiaries	22,116	2,156	—	(24,272)	—

Net income	$20,113	$22,116	$2,156	$(24,272)	$20,113

Gibraltar Industries, Inc.
Consolidating Statements of Operations
Six Months Ended June 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$386,534	$42,767	$(7,403)	$421,898

Cost of sales	—	339,500	39,031	(7,097)	371,434

Gross profit	—	47,034	3,736	(306)	50,464

Selling, general and administrative expense	(47)	52,716	5,167	—	57,836
Goodwill impairment	—	25,501	—	—	25,501

Income (loss) from operations	47	(31,183)	(1,431)	(306)	(32,873)

Other expense (income)
Equity in partnership’s income and other income	—	(97)	(10)	—	(107)
Interest expense	8,659	3,093	(6)	—	11,746

Total other expense	8,659	2,996	(16)	—	11,639

Loss before taxes	(8,612)	(34,179)	(1,415)	(306)	(44,512)

Benefit of income taxes	(3,346)	(12,578)	(452)	—	(16,376)

Loss from continuing operations	(5,266)	(21,601)	(963)	(306)	(28,136)

Discontinued operations
Income from discontinued operations before taxes	—	508	—	—	508
Benefit of income taxes	—	(84)	—	—	(84)

Income from discontinued operations	—	592	—	—	592

Equity in earnings from subsidiaries	(21,972)	(963)	—	22,935	—

Net loss	$(27,238)	$(21,972)	$(963)	$22,629	$(27,544)

Gibraltar Industries, Inc.
Consolidating Statements of Operations
Six Months Ended June 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$575,707	$74,244	$(8,840)	$641,111

Cost of sales	—	459,573	59,564	(8,840)	510,297

Gross profit	—	116,134	14,680	—	130,814

Selling, general and administrative expense	(1,243)	70,500	7,178	—	76,435

Income from operations	1,243	45,634	7,502	—	54,379

Other (income) expense
Equity in partnership’s income and other income	—	(420)	(3)	—	(423)
Interest expense	7,541	7,480	302	—	15,323

Total other expense	7,541	7,060	299	—	14,900

(Loss) income before taxes	(6,298)	38,574	7,203	—	39,479

(Benefit of) provision for income taxes	(2,573)	14,651	2,394	—	14,472

(Loss) income from continuing operations	(3,725)	23,923	4,809	—	25,007

Discontinued operations
Income from discontinued operations before taxes	—	1,543	781	—	2,324
Provision for income taxes	—	491	27	—	518

Income from discontinued operations	—	1,052	754	—	1,806

Equity in earnings from subsidiaries	30,538	5,563	—	(36,101)	—

Net income	$26,813	$30,538	$5,563	$(36,101)	$26,813

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities for continuing operations	$(8,755)	$72,197	$1,142	$—	$64,584
Net cash provided by operating activities from discontinued operations	—	556	—	—	556

Net cash (used in) provided by operating activities	(8,755)	72,753	1,142	—	65,140

CASH FLOWS FROM INVESTING ACTIVITIES

Additional consideration for acquisitions	—	(354)	—	—	(354)
Purchases of property, plant and equipment	—	(6,079)	(353)	—	(6,432)
Net proceeds from sale of property and equipment	—	197	29	—	226

Net cash used in investing activities	—	(6,236)	(324)	—	(6,560)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(81,449)	—	—	(81,449)
Proceeds from long-term debt	—	30,800	—	—	30,800
Intercompany financing	10,879	(8,463)	(2,416)	—	—
Payment of dividends	(1,499)	—	—	—	(1,499)
Purchase of treasury stock at market prices	(625)	—	—	—	(625)

Net cash provided by (used in) financing activities	8,755	(59,112)	(2,416)	—	(52,773)

Net increase (decrease) in cash and cash equivalents	—	7,405	(1,598)	—	5,807

Cash and cash equivalents at beginning of year	—	1,781	9,527	—	11,308

Cash and cash equivalents at end of period	$—	$9,186	$7,929	$—	$17,115

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities for continuing operations	$(8,164)	$59,676	$2,179	$—	$53,691
Net cash provided by operating activities from discontinued operations	—	7,693	375	—	8,068

Net cash (used in) provided by operating activities	(8,164)	67,369	2,554	—	61,759

CASH FLOWS FROM INVESTING ACTIVITIES

Additional consideration for acquisitions	—	(8,222)	—	—	(8,222)
Purchases of property, plant and equipment	—	(8,156)	(1,042)	—	(9,198)
Net proceeds from sale of property and equipment	—	510	30	—	540

Net cash used in investing activities from continuing operations	—	(15,868)	(1,012)	—	(16,880)
Net cash used in investing activities for discontinued operations	—	(65)	(16)	—	(81)

Net cash used in investing activities	—	(15,933)	(1,028)	—	(16,961)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(92,368)	—	—	(92,368)
Proceeds from long-term debt	—	42,985	—	—	42,985
Intercompany financing	11,070	(2,135)	(8,935)	—	—
Payment of deferred financing costs	—	(4)	—	—	(4)
Payment of dividends	(2,993)	—	—	—	(2,993)
Tax benefit from equity compensation	122	—	—		122
Purchase of treasury stock at market prices	(35)	—	—	—	(35)

Net cash provided by (used in) financing activities from continuing operations	8,164	(51,522)	(8,935)	—	(52,293)
Net cash provided by (used in) financing activities from discontinued operations	—	15	(1,115)	—	(1,100)

Net cash provided by (used in) financing activities	8,164	(51,507)	(10,050)	—	(53,393)

Net decrease in cash and cash equivalents	—	(71)	(8,524)	—	(8,595)

Cash and cash equivalents at beginning of year	—	11,090	24,197	—	35,287

Cash and cash equivalents at end of period	$—	$11,019	$15,673	$—	$26,692

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the “Act”). Certain information set forth herein contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company’s business, and management’s beliefs about future operations, results and financial position. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Statements by the Company, other than historical information, constitute “forward-looking statements” within the meaning of the Act and may be subject to a number of risk factors and uncertainty. Risk factors that could affect these statements include, but are not limited to, the following: the availability of raw materials and the effects of changing raw material prices on the Company’s results of operations; energy prices and usage; changing demand for the Company’s products and services; changes in the liquidity of the capital and credit markets; risks associated with the integration of acquisitions; and changes in interest or tax rate. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.
Overview
Gibraltar is a leading manufacturer, processor, and distributor of residential and commercial building products and processed metal products for the building and construction, industrial, and automotive markets. Our building products are used by homeowners and builders to provide structural and architectural enhancements for residential and commercial building projects. Our processed metal products are comprised primarily of steel shaped to specific widths and hardened to certain tolerances as required by our customers. We serve customers in a variety of industries in all 50 states and throughout the world. We operate 56 facilities in 23 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers.
Our strategy is to position Gibraltar as the low-cost provider and market share leader in niche product areas that offer the opportunity for margin enhancement and sales growth over the long-term. Gibraltar reports in two business segments: Building Products and Processed Metal Products.
Our Building Products segment focuses on expanding market share in the residential markets, further penetrating domestic and international commercial building, industrial, and architectural markets, participating as a buyer in our industry consolidation, and improving its operational productivity and efficiency through both operational excellence and facility consolidation.
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

In the last two months of 2008 and continuing in the first six months of 2009, the continued financial market and economic turmoil impacting the United States and the rest of the world resulted in significant downturns in all of the key end markets we serve, building and construction, industrial, and automotive. The downturns in the residential building and automotive markets worsened during the first six months of 2009 and the continued collapse of the credit markets led to a severe slowdown in the commercial building and industrial markets during this same period. Our sales, earnings, and cash flow were also negatively impacted by volatile commodity prices, including steel, our most significant raw material cost.
Commodity raw material prices, including steel, aluminum, and resins, impact the cost of raw materials we purchase and also impact the pricing we offer to customers on sales of our products. During 2008, we were able to successfully manage dramatic increases in commodity raw material prices during the first three quarters of the year. Commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first six months of 2009. The rapid decrease in commodity prices has led to an increase in material costs as a percentage of sales during the six months ended June 30, 2009 compared to prior periods. Commodity prices began to stabilize during the second quarter of 2009 and the affect commodity raw material prices have on our operating results lessened, leading to improved gross margins during the three months ended June 30, 2009 compared to the three months ended March 31, 2009. We expect our gross margins to continue to improve during the remainder of 2009 as commodity prices continue to stabilize.
During the three months ended March 31, 2009, we recorded a $25.5 million goodwill impairment charge. The impairment was recorded as a result of an expected decrease in our long-term projections of revenues and cash flows to be generated by a reporting unit reported within our Building Products segment.
We have taken a number of steps to position the Company as a low-cost provider of our products. Over the past eighteen months, our focus has been on achieving operational excellence through lean initiatives and the consolidation of facilities. We have closed or consolidated a total of 22 facilities since January 2008. Due to the negative impact the significant economic downturn has had on our end markets, we have continued to aggressively reduce costs throughout the Company to adjust to the decreased sales volumes and maximize cash flows generated from operating activities. Actions implemented during the first six months of 2009 to reduce costs and maximize cash included further staff reductions of 19%, 10% reductions in the salaries of the Chief Executive Officer and Chief Operating Officer, 10% reduction in fees paid to the Board of Directors, elimination of salary increases, suspension of the company match on 401(k) contributions, furloughs at many business units, limitations on capital expenditures, travel restrictions, and many other discretionary spending reductions. We believe these actions will help us to meet our priorities for 2009: serving our customers and maximizing our liquidity.
As a result of our efforts to reduce costs, operating results for the three months ended June 30, 2009 improved sequentially from the three months ended March 31, 2009. The following summarizes results of operations for the first two quarters of 2009 (in thousands):

	Three Months	Three Months
	Ended	Ended	Percentage
	June 30, 2009	March 31, 2009	Change
Net sales	$217,055	$204,843	6.0%
Cost of sales	179,604	191,830	(6.4)%

Gross profit	37,451	13,013	187.8%
Selling, general and administrative expense	27,156	30,680	(11.5)%
Goodwill impairment	—	25,501	(100.0)%

Income (loss) from operations	$10,295	$(43,168)	123.8%

Net sales increased $12.2 million, or 6.0%, during the three months ended June 30, 2009 compared to the three months ended March 31, 2009 as a result of increased sales volume from our Building Products segment partially offset by a decrease in sales volume from our Processed Metal Products segment. Gross margin increased to 17.3% for the three months ended June 30, 2009 from 6.4% for the three months ended March 31, 2009 due to a better alignment of customer selling prices to material costs and significant cost reductions. Fluctuations in commodity raw material costs continue to negatively impact our gross margins; however, the impact was less significant in the second quarter of 2009 compared to the first quarter of 2009. We expect our gross margins to continue to improve throughout the remainder of 2009 as commodity raw material costs stabilize. Selling, general, and administrative expenses decreased $3.5 million, or 11.5%, during the three months ended June 30, 2009 compared to the three months ended March 31, 2009 primarily due to decreased payroll-related expenses as a result of staff reductions and furloughs. As a result, operating income as a percentage of net sales increased to 4.7% for the three months ended June 30, 2009 compared to an operating loss as a percentage of net sales of 8.6%, excluding the goodwill impairment charge of $25.5 million, for the three months ended March 31, 2009.
Results of Operations
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended June 30 (in thousands):

	2009		2008
Net sales	$217,055	100.0%	$347,173	100.0%
Cost of sales	179,604	82.7	268,475	77.3

Gross profit	37,451	17.3	78,698	22.7
Selling, general and administrative expense	27,156	12.6	41,347	11.9

Income from operations	10,295	4.7	37,351	10.8
Interest expense	5,779	2.6	7,261	2.1
Equity in partnership’s income (1)	(126)	(0.0)	(270)	(0.0)

Income before taxes	4,642	2.1	30,360	8.7
Provision for income taxes	5,226	2.4	11,377	3.2

(Loss) income from continuing operations	(584)	(0.3)	18,983	5.5
Discontinued operations, net of taxes (2)	656	0.3	1,130	0.3

Net income	$72	0.0%	$20,113	5.8%

(1)	Equity in partnership’s income represents our proportional interest in the income of our steel pickling joint venture and other income.

(2)	Discontinued operations represent the income, net of income taxes, attributable to our powder metals and bath cabinet manufacturing businesses which we sold in October 2008 and August 2007, respectively.
The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30 (in thousands):

				Change due to
			Total	Foreign
	2009	2008	Change	Currency	Operations
Net sales:
Building Products	$190,802	$281,058	$(90,256)	$(6,167)	$(84,089)
Processed Metal Products	26,253	66,115	(39,862)	—	(39,862)

	$217,055	$347,173	$(130,118)	$(6,167)	$(123,951)

Net sales decreased by $130.1 million, or 37.5% to $217.1 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The economic downturn and its effect on the key end markets we serve led to the significant drop in sales. Foreign currency fluctuations also contributed to a $6.2 million decrease in net sales during the three months ended June 30, 2009 compared to the same period in the previous year.
Net sales in our Building Products segment decreased by $90.3 million, or 32.1%, to $190.8 million for the three months ended June 30, 2009 from net sales of $281.1 million for the three months ended June 30, 2008. Excluding the $6.2 million impact of exchange rate fluctuations, the decrease in net sales was $84.1 million, or 29.9% from the same period in the prior year, as a result of a decrease in sales volume due to a slowdown in the residential building, commercial construction, architectural, and industrial markets.
Net sales in our Processed Metal Products segment decreased by $39.9 million, or 60.4%, to $26.2 million for the three months ended June 30, 2009 from net sales of $66.1 million for the three months ended June 30, 2008. The decrease in net sales was primarily a function of a 54% decrease in tons sold due to a slowdown in the automotive markets. The Processed Metal Products segment was significantly impacted by a decrease in sales volume during the three months ended June 30, 2009 as a result of the bankruptcies filed by two automotive customers, Chrysler and General Motors, and the resultant plant shut-downs that occurred during this period. We expect demand for our products to sequentially improve during the third quarter of 2009 as Chrysler and General Motors resume manufacturing.
Gross margin decreased to 17.3% for the three months ended June 30, 2009 from 22.7% for the three months ended June 30, 2008. The decrease in gross margin was the result of the significant reduction in sales volume and a decrease in the spread between customer selling prices and raw material costs. The reduction in sales volume resulted in a 3.1% decrease in gross margin as fixed costs were spread over less volume partially offset by aggressive cost cutting initiatives that reduced the impact of reduced sales volume. The precipitous decrease in commodity costs has led to high cost inventory being sold at lowered customer selling prices. The decreased spread between material costs and customer selling prices has led to material costs as a percentage of net sales increasing approximately 1.9% during the three months ended June 30, 2009 compared to the same period in 2008.
Selling, general and administrative expenses decreased by $14.2 million, or 34.3%, to $27.2 million for the three months ended June 30, 2009 from $41.4 million for the three months ended June 30, 2008. The $14.2 million decrease is the primarily the result of a $9.4 million decrease in payroll-related expenses resulting from our staff reductions, another $2.1 million of cost reduction from lower marketing and outside professional fees, and a $1.2 million loss on the disposal of fixed assets that was recognized during the three months ended June 30, 2008. Despite our efforts to reduce costs, selling, general and administrative expenses as a percentage of net sales increased to 12.6% for the three months ended June 30, 2009 from 11.9% for the three months ended June 30, 2008 as a result of the 37.5% reduction in net sales.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30 (in thousands):

				Change due to
			Total	Foreign
	2009	2008	Change	Currency	Operations
Income (loss) from operations:
Building Products	$17,548	$39,638	$(22,090)	$(591)	$(21,499)
Processed Metal Products	(3,628)	6,201	(9,829)	—	(9,829)
Corporate	(3,625)	(8,488)	4,863	—	4,863

Consolidated	$10,295	$37,351	$(27,056)	$(591)	$(26,465)

	2009	2008
Income (loss) from operations as a percentage of net sales:
Building Products	9.2%	14.1%
Processed Metal Products	(13.8)%	9.4%
Consolidated	4.7%	10.8%
Income from operations as a percentage of net sales in our Building Products segment for the three months ended June 30, 2009 decreased to 9.2% from 14.1% in the three months ended June 30, 2008. The decrease in operating margin was primarily the result of significantly lower sales volume, increased material costs compared to customer selling prices, and bad debt charges. The reduction in sales volume resulted in an increase in the percentage of fixed costs (in cost of sales and selling, general and administrative expenses) to net sales as our costs were spread over less volume. Despite aggressively reducing our costs to better align with net sales, fixed costs on lower sales volume contributed to a 2.5% decrease in the Building Products segment’s operating margin during the three months ended June 30, 2009 compared to the prior year period. The precipitous decrease in commodity costs has led to high cost inventory being sold at lowered customer selling prices. The decreased spread between material costs and customer selling prices has caused the operating margin of the Building Products segment to decrease 1.7% during the three months ended June 30, 2009 compared to the same period in 2008.
Our Processed Metal Products segment incurred a loss from operations as a percentage of net sales of 13.8% during the three months ended June 30, 2009 compared to income from operations as a percentage of net sales of 9.4% for the three months ended June 30, 2008. The Processed Metal Products segment was most significantly impacted by increased material costs compared to customer selling prices and low sales volume. The precipitous decrease in commodity costs has led to high cost inventory being sold at lowered customer selling prices. The decreased spread between material costs and customer selling prices caused the operating margin of the Processed Metal Products segment to decrease 12.7% during the three months ended June 30, 2009 compared to the same period in 2008. Operating margin also decreased by 10.5% due to fixed costs (in cost of sales and selling, general and administrative expense) being spread over fewer sales due to the significant decline in net sales for the three months ended June 30, 2009 compared to the prior year period. As noted above, the Processed Metal Products segment was negatively impacted by low sales volumes as a result of plant shut-downs by two automotive customers, Chrysler and General Motors.
Corporate expenses decreased $4.9 million, or 57.6%, to $3.6 million for the three months ended June 30, 2009 from $8.5 million for the three months ended June 30, 2008. The decrease in corporate expenses is primarily due to lower compensation costs due to staffing reductions and lower incentive compensation expense along with lower outside professional fees.
Interest expense decreased $1.5 million to $5.8 million for the three months ended June 30, 2009 from $7.3 million for the three months ended June 30, 2008. The decrease in interest expense was due to lower average borrowings during the three months ended June 30, 2009 compared to the comparable period in the prior year. We have reduced debt outstanding by $132.4 million, or 30.2%, to $305.9 million as of June 30, 2009 from $438.3 million as of June 30, 2008 through debt repayments.

The provision for income taxes for the three months ended June 30, 2009 was $5.2 million, an effective tax rate of 113%, compared with a provision for income taxes of $11.4 million, an effective rate of 37.5% for the same period in 2008. The higher than expected effective tax rate for the three months ended June 30, 2009 was primarily the result of a change in our estimated annual effective tax rate from approximately 42% to approximately 37% and the impact of recording this change in estimate during a period with income before taxes near break even. The effective tax rate of 37.5% for the three months ended June 30, 2008 exceeds the U.S. federal statutory rate of 35% due to the impact of state taxes and non-deductible permanent differences.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
The following table sets forth selected results of operations data and its percentage of net sales for the six months ended June 30 (in thousands):

	2009		2008
Net sales	$421,898	100.0%	$641,111	100.0%
Cost of sales	371,434	88.0	510,297	79.6

Gross profit	50,464	12.0	130,814	20.4
Selling, general and administrative expense	57,836	13.7	76,435	11.9
Goodwill impairment	25,501	6.1	—	0.0

(Loss) income from operations	(32,873)	(7.8)	54,379	8.5
Interest expense	11,746	(2.8)	15,323	2.4
Equity in partnership’s income (1)	(107)	(0.0)	(423)	(0.1)

(Loss) income before taxes	(44,512)	(10.6)	39,479	6.2
(Benefit of) provision for income taxes	(16,376)	(3.9)	14,472	2.3

(Loss) income from continuing operations	(28,136)	(6.7)	25,007	3.9
Discontinued operations, net of taxes (2)	592	0.2	1,806	0.3

Net (loss) income	$(27,544)	(6.5)%	$26,813	4.2%

(1)	Equity in partnership’s income represents our proportional interest in the income of our steel pickling joint venture and other income.

(2)	Discontinued operations represent the income, net of income taxes, attributable to our powder metals and bath cabinet manufacturing businesses which we sold in October 2008 and August 2007, respectively.
The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30 (in thousands):

				Change due to
			Total	Foreign
	2009	2008	Change	Currency	Operations
Net sales:
Building Products	$357,141	$510,381	$(153,240)	$(13,989)	$(139,251)
Processed Metal Products	64,757	130,730	(65,973)	—	(65,973)

	$421,898	$641,111	$(219,213)	$(13,989)	$(205,224)

Net sales decreased by $219.2 million, or 34.2% to $421.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The economic downturn and its effect on the key end markets we serve led to the significant drop in sales. Foreign currency fluctuations also contributed to a $14.0 million decrease in net sales during the first six months of 2009 compared to the same period in the prior year.

Net sales in our Building Products segment decreased by $153.3 million, or 30.0%, to $357.1 million for the six months ended June 30, 2009 from net sales of $510.4 million for the six months ended June 30, 2008. Excluding the $14.0 million impact of exchange rate fluctuations, the decrease in net sales was $139.3 million, or 27.3%, from the same period in the prior year, a result of a decrease in sales volume due to a slowdown in the residential building, commercial construction, architectural, and industrial markets.
Net sales in our Processed Metal Products segment decreased by $65.9 million, or 50.4%, to $64.8 million for the six months ended June 30, 2009 from net sales of $130.7 million for the six months ended June 30, 2008. The decrease in net sales was primarily a function of a 50% decrease in tons sold due to a slowdown in the automotive markets. The Processed Metal Products segment was significantly impacted by a decrease in sales volume during the three months ended June 30, 2009 as a result of the bankruptcies filed by two automotive customers, Chrysler and General Motors, and the resultant plant shut-downs that occurred during this period. We expect demand for our products to sequentially improve during the third quarter of 2009 as Chrysler and General Motors resume manufacturing.
Gross margin decreased to 12.0% for the six months ended June 30, 2009 from 20.4% for the six months ended June 30, 2008. The decrease in gross margin was the result of a decrease in the spread between customer selling prices and raw material costs and the significant drop in sales volume. The precipitous decrease in commodity costs has led to high cost inventory being sold at lowered customer selling prices. The decreased spread between material costs and customer selling prices has led to material costs as a percentage of net sales increasing approximately 5.7% during the six months ended June 30, 2009 compared to the same period in 2008. The reduction in sales volume resulted in a 2.7% decrease in gross margin as fixed costs were spread over less sales volume partially offset by aggressive cost cutting initiatives that reduced the impact of reduced sales volume.
Selling, general and administrative expenses decreased by $18.6 million, or 24.3%, to $57.8 million for the six months ended June 30, 2009 from $76.4 million for the six months ended June 30, 2008. The $18.6 million decrease is primarily a result of a $13.1 million decrease in payroll-related expenses resulting from our staffing reductions and lower incentive compensation, $3.2 million of cost reductions from lower marketing and outside professional fees, and a $1.3 million loss on the disposal of fixed assets that was recognized during the six months ended June 30, 2008. Despite our efforts to reduce costs, our selling, general and administrative expenses as a percentage of net sales increased to 13.7% for the six months ended June 30, 2009 from 11.9% for the six months ended June 30, 2008 as a result of a the 34.2% reduction in net sales during the six months ended June 30, 2009 compared to the comparable prior year period.
Due to a change in the projected cash flows for one of our reporting units resulting from a significant decrease in long-term sales projections, we recorded a goodwill impairment charge of $25.5 million during the six months ended June 30, 2009.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30 (in thousands):

				Change due to
				Intangible
			Total	Asset	Foreign
	2009	2008	Change	Impairment	Currency	Operations
(Loss) income from operations:
Building Products	$(11,073)	$60,438	$(71,511)	$(25,501)	$(1,404)	$(44,606)
Processed Metal Products	(13,260)	8,348	(21,608)	—	—	(21,608)
Corporate	(8,540)	(14,407)	5,867	—	—	5,867

Consolidated	$(32,873)	$54,379	$(87,252)	$(25,501)	$(1,404)	$(60,347)

	2009	2008
(Loss) income from operations as a percentage of net sales:
Building Products	(3.1)%	11.8%
Processed Metal Products	(20.5)%	6.4%
Consolidated	(7.8)%	8.5%
Our Building Products segment incurred a loss from operations as a percentage of net sales of 3.1% during the six months ended June 30, 2009 compared to income from operations as a percentage of net income of 11.8% for the six months ended June 30, 2008. Excluding the goodwill impairment charge of $25.5 million and the $1.4 million impact of foreign currency fluctuations, the Building Products segment’s operating income for the six months ended June 30, 2009 decreased $44.6 million, or 73.8%, compared to the prior year. The decrease in operating income was a result of the decrease in the spread between customer selling prices and raw material costs and the significant drop in sales volume. The precipitous decrease in commodity costs has led to high cost inventory being sold at lowered customer selling prices. The decreased spread between material costs and customer selling prices has led to material costs as a percentage of net sales increasing approximately 4.3% during the six months ended June 30, 2009 compared to the same period in 2008. The reduction in sales volume resulted in a 3.0% decrease in gross margin as fixed costs were spread over less volume partially offset by aggressive cost cutting initiatives that reduced the impact of reduced sales volume.
Our Processed Metal Products segment incurred a loss from operations as a percentage of net sales of 20.5% during the six months ended June 30, 2009 compared to income from operations as a percentage of net income of 6.4% for the six months ended June 30, 2008. The Processed Metal Products segment was most significantly impacted by increased material costs compared to customer selling prices and low sales volume. The precipitous decrease in commodity costs has led to high cost inventory being sold at lowered customer selling prices. The decreased spread between material costs and customer selling prices has led to operating margin of the Processed Metal Products segment to decrease 19.8% during the six months ended June 30, 2009 compared to the same period in 2008. Operating margin was also negatively impacted by 6.9% due to fixed costs (in cost of sales and selling, general and administrative expense) being spread over fewer sales due to the significant decline in net sales for the six months ended June 30, 2009 compared to the prior year period.
Corporate expenses decreased $5.9 million, or 41.0%, to $8.5 million for the six months ended June 30, 2009 from $14.4 million for the six months ended June 30, 2008. The decrease in corporate expenses is primarily due to a $4.3 million decrease in compensation costs due to staffing reductions and lower incentive compensation expense along with a $1.7 million decrease in fees for outside professional services.
Interest expense decreased $3.6 million, or 23.5%, to $11.7 million for the six months ended June 30, 2009 from $15.3 million for the six months ended June 30, 2008. The decrease in interest expense was due to lower average borrowings during the six months ended June 30, 2009 compared to the comparable period in the prior year. We have reduced debt outstanding by $132.4 million, or 30.2%, to $305.9 million as of June 30, 2009 from $438.3 million as of June 30, 2008 through debt repayments.

The benefit of income taxes for the six months ended June 30, 2009 was $16.4 million, an effective tax rate of 36.8%, compared with a provision for income taxes of $14.5 million, an effective rate of 36.7%, for the same period in 2008. The effective tax rate for the six months ended June 30, 2009 was higher than the U.S. federal statutory tax rate of 35% due to state taxes and the tax benefit of adjustments made to our reserve for uncertain tax positions partially offset by the impact of non-deductible permanent differences. The effective tax rate of 36.7% for the six months ended June 30, 2008 exceeds the statutory rate primarily due to the impact of state taxes and non-deductible permanent differences.
Outlook
Due to a lack of visibility on either the economy or our markets, we are not providing numerical guidance for the remainder of 2009. Although we believe 2009 will continue to be challenging, we expect demand for our products to sequentially improve in the third quarter of 2009 despite the extremely difficult operating environment. We expect more stability in commodity raw material pricing which will help us better align customer selling prices to our inventory costs during the remainder of 2009. In the meantime, we will continue our aggressive efforts to reduce costs and increase liquidity and will take additional actions as the market conditions warrant. We believe that the aggressive actions taken to streamline and improve the efficiency of our business have reduced our break-even point and positioned our Company to generate marked improvements in profitability when economic and end market conditions return to more normal levels.
Liquidity and Capital Resources
General
We foresee the remainder of 2009 as a very challenging period for our Company given the uncertainty in the general economy and the related effects on the building and construction, industrial, and automotive markets. Accordingly, we continue to focus on liquidity preservation to meet our principal capital requirements during 2009. Earlier this year, Gibraltar’s Board of Directors agreed with management’s recommendation to suspend quarterly dividends with the expectation of reinstating payments when economic conditions and our profitability improve. We have also continued our aggressive efforts to cut costs and increase positive cash flow as discussed above. As noted below in the “Cash Flows” section of Item 7 of this Quarterly Report on Form 10-Q, we have been successful in generating positive cash flows from our operating activities. Since September 30, 2007, when borrowings were the highest due to three acquisitions in 2007, we have reduced long-term debt outstanding by $247.7 million, or 44.8%, including a reduction of $50.5 million during the six months ended June 30, 2009. We believe that availability of funds under our 2009 Senior Credit Agreement together with the cash generated from operations will be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.
Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our facilities, machinery, and equipment and to fund acquisitions. Despite the continuing downturn in the credit and equity markets, we believe that our liquidity will be adequate to satisfy our obligations during the next twelve months. We expect that future obligations may be financed through a number of sources, including internally available cash resources, new debt financing, the issuance of equity securities or any combination of the above. This opinion is a forward-looking statement based upon currently available information and may change if conditions in the credit and equity markets further deteriorate, or other circumstances change. To the extent that operating cash flows are lower than current levels or sources of financing are not available or available at acceptable terms, future liquidity may be adversely affected.

On July 24, 2009, we entered into the Third Amended and Restated Credit Agreement (the 2009 Senior Credit Agreement) to convert our existing credit arrangement into a secured credit facility that allowed us to remove many of the restrictive financial covenants contained in the 2007 Senior Credit Agreement before it was amended and restated. We believe the 2009 Senior Credit Agreement will provide us with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.
2009 Senior Credit Agreement and Senior Subordinated Notes
Borrowings under the 2009 Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The 2009 Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The 2009 Senior Credit Agreement also provides a term loan aggregating $58.7 million. The revolving credit facility is committed through August 30, 2012 and the term loan is due December 8, 2012. Borrowings on the revolving credit facility and term loan bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50%, plus 3.25% and 3.75%, respectively, or at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. On the closing date, July 24, 2009, we had $61.4 million of availability under the revolving credit facility.
Prior to the 2009 Senior Credit Agreement, the Company’s 2007 Senior Credit Agreement provided for a $375 million revolving credit facility and a $122.7 million term loan. As of June 30, 2009, amounts outstanding under the 2007 Senior Credit Agreement included borrowings under the revolving credit facility of $40.0 million, outstanding letters of credit of $14.2 million, and borrowings of $58.7 million under the term loan. Under the terms of the 2009 Senior Credit Agreement, we are required to repay $0.6 million on the term loan each quarter until its due date in 2012. During the six months ended June 30, 2009, we borrowed $30.8 million and repaid $79.9 million on the revolving credit facility and made payments of $1.2 million on the term loan.
The Company’s $204.0 million of Senior Subordinated 8% Notes (8% Notes) were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. After December 1, 2010, the 8% Notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. At June 30, 2009, we had $201.5 million, net of discount, of our 8% Notes outstanding.
Each of our significant domestic subsidiaries has guaranteed the obligations under the 2009 Senior Credit Agreement. Debt outstanding under the Senior Credit Agreement and the related guarantees are secured by a first priority security interest (subject to permitted liens as defined in the Senior Credit Agreement) in substantially all the tangible and intangible assets of our Company and our material domestic subsidiaries, subject to certain exceptions, and a pledge of 100% of the stock of our significant domestic subsidiaries and a pledge of 65% of the voting stock of our foreign subsidiaries. The 8% Notes are guaranteed by each of our significant domestic subsidiaries.
The 2009 Senior Credit Agreement includes a financial covenant that requires the Company to maintain a minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA as defined in the 2009 Senior Credit Agreement) for the year-to-date periods ended June 30, 2009, September 30, 2009, and December 31, 2009. This covenant will not be tested after December 31, 2009. As of June 30, 2009, the Company was in compliance with the minimum EBITDA covenant. Beginning on March 31, 2010 and quarterly thereafter on a trailing four-quarter basis, the 2009 Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. The 2009 Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Senior Subordinated 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio.
Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30 (in thousands):

	2009	2008
Cash provided by (used in):
Operating activities from continuing operations	$64,584	$53,691
Investing activities from continuing operations	(6,560)	(16,880)
Financing activities from continuing operations	(52,773)	(52,293)
Discontinued operations	556	6,887

Net increase (decrease) in cash and cash equivalents	$5,807	$(8,595)

During the six months ended June 30, 2009, the Company’s cash flows from continuing operations totaled $64.6 million, primarily the result of a net decrease in assets and liabilities, primarily working capital reductions, of $59.0 million, depreciation and amortization of $16.1 million, and a non-cash goodwill impairment charge of $25.5 offset by a net loss from continuing operations of $28.1 million and a $10.4 million adjustment to the provision for deferred income taxes related to the impairment charge. Net cash provided by operating activities for the six months ended June 30, 2008 was $53.7 million and was primarily the result of net income from continuing operations of $25.0 million combined with depreciation and amortization of $17.0 million and working capital reductions of $7.7 million.
The following table summarizes the changes in working capital from December 31, 2008 to June 30, 2009 (in thousands):

	June 30,	December 31,
	2009	2008	Change
Cash	$17,115	$11,308	$5,807
Accounts receivable, net	123,885	123,272	613
Inventory	118,551	189,935	(71,384)
Other current assets	27,841	22,228	5,613
Assets from discontinued operations	1,435	1,486	(51)

Total current assets	288,827	348,229	(59,402)

Accounts payable	74,885	76,168	(1,283)
Accrued expenses	35,546	46,305	(10,759)
Current portion of long-term debt	2,708	2,728	(20)

Total current liabilities	113,139	125,201	(12,062)

Working capital	$175,688	$223,028	$(47,340)

The 21.2% decrease in working capital during the six months ended June 30, 2009 was primarily driven by our focus on working capital efficiency and inventory management. The accounts receivable balance approximated $123 million as of June 30, 2009 and December 31, 2008 despite net sales for the month ended June 30, 2009 exceeding net sales for the month ended December 31, 2008. The significant decrease in inventories was the result of decreased raw material costs along with initiatives to reduce raw material purchases, reduce our investment in inventories on hand, and maximize liquidity. The increase in other current assets is due to the timing of estimated payments for income taxes. Accounts payable decreased $1.3 million due to a reduction in inventory purchases. The decrease in accrued expenses is a result of first quarter payments made for the 2008 annual incentive compensation awards.
Net cash used in investing activities from continuing operations for the six months ended June 30, 2009 and 2008 was $6.6 million and $16.9 million, respectively. Investing activities primarily consisted of capital expenditures of $6.4 million for the six months ended June 30, 2009 and capital expenditures of $9.2 million and additional consideration for acquisitions of $8.2 million for the six months ended June 30, 2008.
Net cash used in financing activities from continuing operations for the six months ended June 30, 2009 was $52.8 million, consisting primarily of net payments of $50.6 million on long-term debt and dividend payments of $1.5 million. Net cash used in financing activities from continuing operations for the six months ended June 30, 2008 was $52.3 million, consisting primarily of net payments of $49.4 million on long-term debt and dividend payments of $3.0 million. Payments of long-term debt made during 2009 and 2008 were the result of cash flows generated from operations offset by investing activities. We have made net payments on long-term debt outstanding in the amount of $182.1 million since December 31, 2007.
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
As of January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” as discussed in Note 3 and Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” as discussed in Note 13 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

As of April 1, 2009, the Company adopted the provisions of FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” as discussed in Note 2 and FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as discussed in Note 2 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Other than the adoption of FSP 157-2, SFAS No. 161, FSP 157-4, and FSP SFAS 107-1 and APB 28-1 as discussed above, there have been no changes in critical accounting policies in the current year.
Related Party Transactions
Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. For the three months and six ended June 30, 2009, the Company incurred $316,000 and $534,000, respectively, for legal services from these firms. The Company incurred $367,000 and $673,000 for legal services from these firms during the three and six months ended June 30, 2008, respectively. All the amounts incurred were expensed during the three and six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the Company had $112,000 and $342,000, respectively, recorded in accounts payable for these law firms.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is Vice Chairman of the Board of M&T Bank Corporation, one of the participating lenders in the Company’s Second Amended and Restated Credit Agreement dated August 31, 2007 (2007 Senior Credit Agreement). As of June 30, 2009, the 2007 Senior Credit Agreement provided a $375,000,000 revolving credit facility and a $122,700,000 term loan. At June 30, 2009, $40,000,000 and $58,730,000 were outstanding on the revolving credit facility and term loan, respectively. At December 31, 2008, $89,079,000 and $59,880,000 were outstanding on the revolving credit facility and term loan, respectively. During 2009, the largest aggregate amount of principal outstanding under the revolving credit facility was $99,015,000. The aggregate amount of principal and interest paid during the six months ended June 30, 2009 was $81,029,000 and $1,643,000, respectively, for amounts outstanding under the revolving credit facility and term loan.
On July 24, 2009, the Company entered into the Third Amended and Restated Credit Agreement (2009 Senior Credit Agreement) that amended and restated the 2007 Senior Credit Agreement. Borrowings under the 2009 Senior Credit Agreement bear interest at a variable rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50%, plus 3.25% for revolving credit facility borrowings and 3.75% for term loan borrowings or, at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. M&T Bank Corporation remains as one of the participating lenders in the 2009 Senior Credit Agreement.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted the provisions of FSP 157-4 effective April 1, 2009 and its impact on the Company’s consolidated financial position, cash flows, and results of operations was not significant.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28-1, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted the provisions of FSP SFAS 107-1 and APB 28-1 during the three months ended June 30, 2009. Refer to the disclosures included in Note 4 of the consolidated financial statements.
In May 2008, the FASB issued SFAS No. 165, “Subsequent Events,” to establish principles and requirements for subsequent events. The Standard sets forth the date after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Standard also identifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of SFAS No. 165 as of April 1, 2009. Refer to the disclosures included in Note 1 and Note 13 of the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140,” to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferors’ continuing involvement in transferred financial assets. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe the provisions of SFAS No. 166 will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” to amend certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe the provisions of SFAS No. 167 will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.
In June 2009, the FASB issued FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162”. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the provisions of SFAS No. 168 will have a significant impact on the Company’s consolidated financial statements other than changing the method used to refer to U.S. generally accepted accounting principles within the Company’s disclosures.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable rate debt to fixed rate debt. At June 30, 2009, the Company had $55 million of variable-rate borrowings that had been effectively converted to fixed-rate debt pursuant to this agreement. In connection with the execution of the 2009 Senior Credit Agreement and based on the Company’s prospective assessment of the effectiveness of the interest rate swap, beginning in the third quarter of 2009 the Company expects the swap to be ineffective in offsetting variability in future interest payments on its variable-rate borrowings. Other than the Company’s significant reduction in variable-rate debt outstanding and the impact of entering into the 2009 Senior Credit Agreement, there have been no material changes to the Company’s exposure to market risk since December 31, 2008.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report. The Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
Two reporting units of the Company’s Building Products segment implemented the enterprise resource planning systems of Oracle and Syteline, respectively, during the three months ended June 30, 2009. We expect that the completion of these system implementations at the respective business units will enhance our internal controls as follows:
a)	The new enterprise resource planning systems were designed to generate reports and other information used to account for transactions and reduce the number of manual processes employed by the Company;

b)	The new enterprise resource planning systems are technologically advanced and increase the amount of application controls used to process data; and

c)	The Company has designed new processes and implemented new procedures in connection with the implementations.
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
As a result of entering into the Third Amended and Restated Credit Agreement dated July 24, 2009 (the 2009 Senior Credit Agreement), we have updated our risk factors related to indebtedness and restrictive covenants contained in our debt arrangements below. Other than as described below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.
The following chart shows our level of indebtedness as of June 30, 2009 (dollars in millions):

As of
June 30, 2009
Revolving credit facility	$40.0
Term loan	58.7
Senior subordinated 8% notes	201.5
Other	5.7

Total debt	$305.9

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Third Amended and Restated Credit Agreement dated July 24, 2009 (the 2009 Senior Credit Agreement) and our indenture agreement for our senior subordinated 8% notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our 2009 Senior Credit Agreement could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.
Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture for our senior subordinated 8% notes do not fully prohibit us or our subsidiaries from doing so. Additionally, the 2009 Senior Credit Agreement provides commitments of up to $258.7 million in the aggregate, including a revolving credit facility of up to the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries and a term loan of $58.7 million. On the closing date, July 24, 2009, we had $61.4 million of availability under our revolving credit facility. Under the terms of this agreement, we are required to repay all amounts outstanding under the revolving credit facility by August 30, 2012 and to repay $0.6 million on the term note each quarter until the balance is due on December 8, 2012. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under our Senior Credit Agreement and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.
In addition our substantial degree of indebtedness could have other important consequences, including the following:
•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations have been and are expected to be dedicated to the payment of principal and interest on our indebtedness and may not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	certain of our borrowings, including borrowings under the 2009 Senior Credit Agreement, are at variable rates of interest, exposing us to the risk of increased interest rates; and

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt.

Restrictive covenants may adversely affect our operations.
Our 2009 Senior Credit Agreement and the indenture governing our senior subordinated 8% notes contain various covenants that limit our ability to, among other things:
•	incur additional debt or provide guarantees in respect of obligations of other persons;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	incur debt that is senior to our senior subordinated 8% notes but junior to our senior credit facilities and other senior indebtedness;

•	incur liens;

•	restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•	enter into new lines of business.
In addition, the restrictive covenants in the 2009 Senior Credit Agreement, which includes our $200.0 million revolving credit facility and our $58.7 million term loan, require us to maintain specified financial ratios and satisfy other financial condition tests. We are required to maintain the following minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA as defined in the 2009 Senior Credit Agreement) for the following periods:

Minimum
EBITDA
Six-months ended June 30, 2009	$0
Nine-months ended September 30, 2009	$13,000,000
Year ended December 31, 2009	$28,000,000
This covenant will not be tested after December 31, 2009. Beginning on March 31, 2010 and quarterly thereafter on a trailing four-quarter basis, the 2009 Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00.

Our ability to meet those financial ratios and tests can be affected by events beyond our control and we cannot assure you that we will meet those financial ratios and tests. A breach of any of these covenants would result in a default under the 2009 Senior Credit Agreement. Upon the occurrence of an event of default under the 2009 Senior Credit Agreement, we would attempt to receive a waiver from our lenders, which could result in us incurring additional financing fees that would be costly and adversely affect our profitability and cash flows. If a waiver was not provided, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. If such event of default and election occurs, the lenders under our 2009 Senior Credit Agreement would be entitled to be paid before current senior subordinated 8% note holders receive any payment under our notes. In addition, if we were unable to repay those amounts, the lenders under the 2009 Senior Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all our assets as collateral under our 2009 Senior Credit Agreement. If the lenders under our 2009 Senior Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay debt outstanding under our 2009 Senior Credit Agreement and our other indebtedness, including our senior subordinated 8% notes, or borrow sufficient funds to refinance such indebtedness. An acceleration of the amounts outstanding under the 2009 Senior credit Agreement would result in an event of default under our senior subordinated 8% notes which would then entitle the holders thereof to accelerate and demand repayment of the 8% notes as well. Even if we are able to obtain new financing to pay the amounts due under the 2009 Senior Credit Agreement and senior subordinated 8% notes, it may not be on commercially reasonable terms, or terms that are acceptable to us. A breach of any of our covenants would have an adverse effect on our business, results of operations and cash flow.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
6(a) Exhibits
a.	Exhibit 10.1 — Third Amended and Restated Credit Agreement dated July 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2009).

b.	Exhibit 31.1 — Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

c.	Exhibit 31.2 — Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

d.	Exhibit 31.3 — Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

e.	Exhibit 32.1 — Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

f.	Exhibit 32.2 — Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

g.	Exhibit 32.3 — Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

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
Date: August 6, 2009