Form 10-Q
period 2009-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2009-11-05
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐   No ☑
As of November 2, 2009, the number of common shares outstanding was: 30,140,431.

GIBRALTAR INDUSTRIES, INC.
INDEX

		PAGE
		NUMBER

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2009 and 2008	3

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	4

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008	5

	Consolidated Statement of Shareholders’ Equity for the Nine Months ended September 30, 2009	6

	Notes to Consolidated Financial Statements	7-30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION	46-51
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$225,152	$341,814	$647,050	$982,925
Cost of sales	178,732	266,106	550,166	776,403

Gross profit	46,420	75,708	96,884	206,522
Selling, general and administrative expense	31,565	40,839	89,401	117,274
Goodwill impairment	—	—	25,501	—

Income (loss) from operations	14,855	34,869	(18,018)	89,248
Other expense (income)
Interest expense	7,863	6,994	19,609	22,317
Equity in partnership’s income and other income	(56)	(383)	(163)	(806)

Total other expense	7,807	6,611	19,446	21,511

Income (loss) before taxes	7,048	28,258	(37,464)	67,737
Provision for (benefit of) income taxes	2,100	9,896	(14,276)	24,368

Income (loss) from continuing operations	4,948	18,362	(23,188)	43,369
Discontinued operations:
(Loss) income from discontinued operations before taxes	(60)	1,176	448	3,500
(Benefit of) provision for income taxes	(24)	304	(108)	822

(Loss) income from discontinued operations	(36)	872	556	2,678

Net income (loss)	$4,912	$19,234	$(22,632)	$46,047

Net income (loss) per share — Basic:
Income (loss) from continuing operations	$0.16	$0.61	$(0.77)	$1.45
(Loss) income from discontinued operations	(0.00)	0.03	0.02	0.09

Net income (loss)	$0.16	$0.64	$(0.75)	$1.54

Weighted average shares outstanding — Basic	30,158	29,999	30,126	29,971

Net income (loss) per share — Diluted:
Income (loss) from continuing operations	$0.16	$0.61	$(0.77)	$1.44
(Loss) income from discontinued operations	(0.00)	0.03	0.02	0.09

Net income (loss)	$0.16	$0.64	$(0.75)	$1.53

Weighted average shares outstanding — Diluted	30,338	30,266	30,126	30,171

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$15,101	$11,308
Accounts receivable, net of reserve of $7,070 and $6,713 in 2009 and 2008, respectively	120,890	123,272
Inventories	109,821	189,935
Other current assets	23,529	22,228
Assets of discontinued operations	1,410	1,486

Total current assets	270,751	348,229

Property, plant and equipment, net	231,649	243,619
Goodwill	425,572	443,925
Acquired intangibles	84,561	87,373
Investment in partnership	2,532	2,477
Other assets	18,147	20,736

	$1,033,212	$1,146,359

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$79,760	$76,168
Accrued expenses	44,177	46,305
Current maturities of long-term debt	2,708	2,728

Total current liabilities	126,645	125,201

Long-term debt	262,661	353,644
Deferred income taxes	69,207	79,514
Other non-current liabilities	18,996	19,513
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 30,290,059 and 30,061,550 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	303	301
Additional paid-in capital	226,336	223,561
Retained earnings	333,375	356,007
Accumulated other comprehensive loss	(3,127)	(10,825)

	556,887	569,044

Less: cost of 150,903 and 75,050 common shares held in treasury at September 30, 2009 and December 31, 2008, respectively	1,184	557

Total shareholders’ equity	555,703	568,487

	$1,033,212	$1,146,359

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(22,632)	$46,047
Income from discontinued operations	556	2,678

(Loss) income from continuing operations	(23,188)	43,369
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,167	25,762
Goodwill impairment	25,501	—
Provision for deferred income taxes	(10,749)	(604)
Equity in partnership’s income and other income	(55)	(596)
Distributions from partnership	—	609
Stock compensation expense	3,426	3,544
Noncash charges to interest expense	2,797	1,479
Other noncash adjustments	301	4,294
Increase (decrease) in cash resulting from changes in (net of dispositions):
Accounts receivable	6,847	(37,709)
Inventories	82,531	(32,246)
Other current assets and other assets	(4,153)	361
Accounts payable	3,484	34,826
Accrued expenses and other non-current liabilities	164	23,577

Net cash provided by operating activities from continuing operations	111,073	66,666
Net cash provided by operating activities from discontinued operations	519	10,287

Net cash provided by operating activities	111,592	76,953

Cash flows from investing activities
Additional consideration for acquisitions	(4,354)	(8,604)
Purchases of property, plant and equipment	(8,076)	(13,617)
Net proceeds from sale of property and equipment	273	2,096

Net cash used in investing activities for continuing operations	(12,157)	(20,125)
Net cash used in investing activities for discontinued operations	—	(329)

Net cash used in investing activities	(12,157)	(20,454)

Cash flows from financing activities
Long-term debt reduction	(122,172)	(111,952)
Proceeds from long-term debt	30,948	52,991
Payment of deferred financing costs	(2,292)	(104)
Payment of dividends	(1,499)	(4,491)
Net proceeds from issuance of common stock	—	200
Purchase of treasury stock at market prices	(627)	(49)
Tax benefit from equity compensation	—	262

Net cash used in financing activities for continuing operations	(95,642)	(63,143)
Net cash used in financing activities for discontinued operations	—	(1,106)

Net cash used in financing activities	(95,642)	(64,249)

Net increase (decrease) in cash and cash equivalents	3,793	(7,750)

Cash and cash equivalents at beginning of year	11,308	35,287

Cash and cash equivalents at end of period	$15,101	$27,537

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2008	30,062	$301	$223,561	$356,007	$(10,825)	75	$(557)	$568,487
Net loss	—	—	—	(22,632)	—	—	—	(22,632)
Foreign currency translation adjustment	—	—	—	—	6,771	—	—	6,771
Adjustment to post employment health care liability, net of tax of $13	—	—	—	—	17	—	—	17
Unrealized gain on interest rate swaps, net of tax of $538	—	—	—	—	910	—	—	910
Equity based compensation expense	—	—	3,426	—	—	—	—	3,426
Issuance of restricted stock	6	—	—	—	—	—	—	—
Net settlement of restricted stock units	222	2	(2)	—	—	76	(627)	(627)
Tax adjustment from equity compensation	—	—	(649)	—	—	—	—	(649)

Balance at September 30, 2009	30,290	$303	$226,336	$333,375	$(3,127)	151	$(1,184)	$555,703

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements as of September 30, 2009 and 2008 have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at September 30, 2009 and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008, have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report to Shareholders for the year ended December 31, 2008 as filed on Form 10-K.
The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain 2008 amounts have been reclassified to conform to the 2009 presentation.
The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.
The Company evaluated subsequent events through the date the consolidated financial statements were filed, November 5, 2009.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted the provisions of this guidance during 2009 and its impact on the Company’s consolidated financial position, cash flows, and results of operations was not significant.
In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance in Topic 270, “Interim Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted the provisions of this guidance during 2009. Refer to the disclosures included in Note 11 of the consolidated financial statements.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” to establish principles and requirements for subsequent events. The guidance sets forth the date after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also identifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity shall make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of the guidance during 2009. Refer to the disclosures included in Note 1 of the consolidated financial statements.
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 860, “Transfers and Servicing,” which amends previous Topic 860 guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferors’ continuing involvement in transferred financial assets. This guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe the provisions of this guidance will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 810, “Consolidation,” which amends previous Topic 810 guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe the provisions of this guidance will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 125, “Generally Accepted Accounting Principles,” identifying the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance does not change current U.S. generally accepted accounting principles, but is intended to simplify user access to all authoritative U.S. generally accepted accounting principles by providing all authoritative literature related to a particular topic in one place. The provisions of FASB ASC Topic 125 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance during 2009, which did not have a significant impact on the Company’s consolidated financial statements other than changing the method used to refer to U.S. generally accepted accounting principles within the Company’s disclosures.
In August 2009, the FASB issued Accounting Standards Update (Update) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”. Update 2009-05 provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for the fair value measurement of liabilities. Update 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company will adopt the provisions of Update 2009-05 during the three months ended December 31, 2009, and does not believe the Update will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.

3. INVENTORIES
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw material	$37,754	$78,768
Work-in-process	13,841	25,966
Finished goods	58,226	85,201

Total inventories	$109,821	$189,935

For the nine months ended September 30, 2009, the Company recognized a charge of $2,017,000 within cost of sales to adjust inventory to the lower of cost or market because inventory at cost exceeded the Company’s estimate of net realizable value less normal profit margins. There was no charge to adjust inventory to the lower of cost or market for the nine months ended September 30, 2008.
4. ACQUISITIONS
On June 8, 2006, the Company acquired all of the outstanding stock of Home Impressions, Inc. (Home Impressions). Home Impressions was based in Hickory, North Carolina and marketed and distributed mailboxes and postal accessories. The acquisition of Home Impressions served to strengthen the Company’s position in the mailbox and storage systems markets, and provides marketing, manufacturing and distribution synergies with our operations. The results of Home Impressions (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Home Impressions is not considered significant to the Company’s consolidated results of operations.
As part of the purchase agreement with the former owners of Home Impressions, the Company is required to pay additional consideration based upon the operating results of Home Impressions. The Company paid $4,354,000 and $803,000 of such additional consideration during the nine months ended September 30, 2009 and 2008, respectively. These payments were recorded as additional goodwill.
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
The Company and the former owners of Florence have made a joint election under Internal Revenue Code (IRC) Section 338(h) (10) which allowed the Company to treat the stock purchase as an asset purchase for tax purposes. In connection with the 338(h)(10) election and pursuant to the terms of the Stock Purchase Agreement, the Company made additional cash payments to the former shareholders of Florence totaling $7,801,000 during the nine months ended September 30, 2008. These payments were recorded as additional goodwill. As a result of the 338(h)(10) election, goodwill related to the acquisition of Florence is fully deductible for tax purposes.

5. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
All goodwill reported on the consolidated balance sheet relates to the Building Products Segment. The changes in the approximate carrying amount of goodwill for the nine months ended September 30, 2009 is as follows (in thousands):

Balance as of December 31, 2008	$443,925
Additional consideration	4,354
Adjustments to prior year acquisitions	(111)
Impairment	(25,501)
Foreign currency translation	2,905

Balance as of September 30, 2009	$425,572

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Estimated Life
Trademark	$41,683	$—	$41,119	$—	indefinite
Trademark	2,112	(702)	2,089	(562)	2 to 15 years
Unpatented Technology	5,732	(1,664)	5,731	(1,272)	5 to 20 years
Customer Relationships	48,090	(11,864)	47,339	(8,511)	5 to 15 years
Non-Competition Agreements	2,799	(1,625)	3,624	(2,184)	5 to 10 years

	$100,416	$(15,855)	$99,902	$(12,529)

Acquired intangible asset amortization expense for the three and nine months ended September 30, 2009 aggregated approximately $1,308,000 and $3,888,000, respectively, and $1,340,000 and $4,097,000 for the three and nine months ended September 30, 2008, respectively.
Amortization expense related to acquired intangible assets for the remainder of fiscal 2009 and the next five years thereafter is estimated as follows (in thousands):

2009	$1,308
2010	$5,211
2011	$5,151
2012	$5,027
2013	$4,723
2014	$3,784
Based on lower than forecasted sales volumes during the three months ended March 31, 2009, revised long-term growth expectations, and a book value of equity in excess of market capitalization, the Company concluded there were indicators of goodwill impairment requiring an interim impairment test for its eleven reporting units as of June 30, 2009 and March 31, 2009. As of September 30, 2009, the Company concluded that no indicators of goodwill impairment existed and an interim test was not performed.

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
The following sensitivity analysis discloses the WACC that would lead to a reporting unit failing step one of the goodwill impairment test along with the amount of goodwill associated with the reporting unit:

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
The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock does not increase, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

6. RELATED PARTY TRANSACTIONS
Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. For the three and nine months ended September 30, 2009, the Company incurred $340,000 and $875,000, respectively, for legal services from these firms. The Company incurred $758,000 and $1,431,000 for legal services from these firms during the three and nine months ended September 30, 2008, respectively. Of the amounts incurred during the three and nine months ended September 30, 2009, $113,000 were recognized as deferred financing costs and the remainder were expensed. All the amounts incurred were expensed during the three and nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, the Company had $219,000 and $342,000, respectively, recorded in accounts payable for these law firms.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is Vice Chairman of the Board of one of the participating lenders in the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As of September 30, 2009, the Senior Credit Agreement provided a revolving credit facility and a term loan. See Note 7 to the financial statements for the amounts outstanding on the revolving credit facility and the term loan as of September 30, 2009 and December 31, 2008.
7. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Revolving credit facility	$—	$89,079
Term loan	58,155	59,880
Senior Subordinated 8% Notes recorded net of unamortized discount of $2,426 and $2,647 at September 30, 2009 and December 31, 2008, respectively	201,574	201,353
Other debt	5,640	6,060

Total debt	265,369	356,372
Less current maturities	2,708	2,728

Total long-term debt	$262,661	$353,644

Standby letters of credit of $14,153,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company at September 30, 2009. These letters of credit reduce the amount otherwise available under the revolving credit facility. At September 30, 2009, the Company had $76,938,000 of availability under the revolving credit facility.
The Company entered into the Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). The Senior Credit Agreement was amended and restated in order to convert it into a secured asset-based credit facility that allowed the Company to remove most of the restrictive covenants contained in the Second Amended and Restated Credit Agreement prior to its amendment and restatement. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that do not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement also provides a term loan originally aggregating $58,730,000. The revolving credit facility is committed through August 30, 2012 and the term loan is due December 8, 2012.

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
As a result of the modification of terms under the revolving credit facility, the Company incurred a $1,154,000 charge to write off deferred financing costs during the three and nine months ended September 30, 2009.
The Senior Credit Agreement includes a financial covenant that requires the Company to maintain the following minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA as defined in the Senior Credit Agreement) for the following periods:

Minimum
EBITDA
Six-months ended June 30, 2009	$0
Nine-months ended September 30, 2009	$13,000,000
Year ending December 31, 2009	$28,000,000
As of September 30, 2009, the Company was in compliance with this financial covenant. This covenant will not be tested after December 31, 2009. Beginning on March 31, 2010 and quarterly thereafter on a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Company’s significant domestic subsidiaries have guaranteed the obligations under the Senior Credit Agreement.
On December 8, 2005, the Company issued $204,000,000 of Senior Subordinated 8% Notes (8% Notes), due December 1, 2015, at a discount to yield 8.25%. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. During the three and nine months ended September 30, 2009 and 2008, the Company had an interest rate swap outstanding with a notional amount of $57,500,000, which expires on December 22, 2010.
In connection with the execution of the Senior Credit Agreement and based on the Company’s prospective assessment of the effectiveness of the interest rate swap, the Company deemed the swap to be ineffective in offsetting variability in future interest payments on $57,500,000 of the Company’s variable-rate borrowings during the three months ended September 30, 2009. Changes in the fair value of the swap were recorded in earnings during the three months ended September 30, 2009 and will continue to be on a prospective basis. During the six months ended June 30, 2009, 4.3% of the interest rate swap was determined to be ineffective. During the three and nine months ended September 30, 2008, no ineffectiveness existed and the Company determined the interest rate swap effectively converted $57,500,000 of variable-rate borrowings to a fixed rate of 6.78%.

FASB ASC Topic 815, “Derivatives and Hedging,” requires assets or liabilities to be recognized in the consolidated balance sheet at fair value for all derivative instruments. The Company designated its interest rate swap as a cash flow hedge at inception. The determination of the fair value of the interest rate swap is disclosed in Note 11. As of September 30, 2009 and December 31, 2008, the Company recorded liabilities of $3,116,000 and $3,998,000, respectively, as other non-current liabilities on the consolidated balance sheets.
The effective portion of the gain or loss on the interest rate swap was reported as a component of other comprehensive income and reclassified into earnings as interest expense accrued on the applicable variable-rate borrowings. The remaining amounts reported within accumulated other comprehensive income will be reclassified into earnings on a straight-line basis throughout the remaining term of the instrument. As of September 30, 2009, the Company estimates $2,500,000 of losses will be reclassified from accumulated other comprehensive income to interest expense within the next twelve months. Gains or losses on the interest rate swap representing hedge ineffectiveness were recognized in current earnings as interest expense or income. The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Adjustments to interest expense:
Loss reclassified from accumulated other comprehensive income	490	123	1,519	493
Loss from changes in the fair value of the ineffective portion of the interest rate swap	755	—	759	—

Total loss included in interest expense	$1,245	$123	$2,278	$493

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense, net of taxes	$311	$76	$954	$300
Unrealized loss from changes in the fair value of the effective portion of the interest rate swap, net of taxes	—	(257)	(44)	(593)

Gain (loss) included in other comprehensive income (loss)	$311	$(181)	$910	$(293)

9. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other postretirement benefit costs charged to expense for the three and nine months ended September 30 (in thousands):

	Pension Benefit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$28	$37	$83	$111
Interest cost	44	40	132	120
Amortization of unrecognized prior service cost	16	—	50	—

Net periodic benefit costs	$88	$77	$265	$231

	Other Post Employment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$18	$18	$54	$54
Interest cost	64	61	191	185
Amortization of unrecognized prior service cost	(5)	(5)	(14)	(15)
Loss amortization	16	21	49	63

Net periodic benefit costs	$93	$95	$280	$287

10. EQUITY-BASED COMPENSATION
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
During the nine months ended September 30, 2009, the Company issued 280,696 restricted stock units with a grant date fair value of $11.92 per unit, issued 6,000 restricted shares with a grant date fair value of $7.92 per share, and granted 146,850 non-qualified stock options with a grant date fair value of $5.88 per option. During the nine months ended September 30, 2008, the Company issued 167,274 restricted stock units with a weighted average grant date fair value of $15.23 per unit, issued 6,000 restricted shares with a grant date fair value of $14.84 per share, and granted 244,800 non-qualified stock options with a weighted average grant date fair value of $6.72 per option.
The Company awarded 905,000 performance stock units during the three and nine months ended September 30, 2009. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ending December 31, 2009, 2010, and 2011. The performance stock units earned will be converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and will be paid in January 2012. The award will be accrued over the vesting period which ends December 31, 2011. At September 30, 2009, the value of the performance stock units accrued was based on $9.64 per share.
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
The fair value of restricted stock units held in the MSPP equals the trailing 200-day closing price of the Company’s common stock as of the last day of the period. During the nine months ended September 30, 2009 and 2008, 119,036 and 63,274 restricted stock units, respectively, were credited to participant accounts. At September 30, 2009, the value of the restricted stock units in the MSPP was $8.82 per share.
11. FAIR VALUE MEASUREMENTS
FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, sets out a framework for measuring fair value, and requires certain disclosures about fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is defined based upon an exit price model.

The provisions of Topic 820 are effective for fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
The Company adopted the provision of Topic 820 as of January 1, 2008 for all financial assets and liabilities and as of January 1, 2009 for all nonfinancial assets and liabilities. Nonfinancial assets and nonfinancial liabilities for which we applied the provisions of Topic 820 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination. The impact of adopting the provisions of Topic 820 was not significant to the consolidated balance sheet, operations, or cash flows.
Topic 820 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(3,116)	$—	$(3,116)	$—
Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs and, therefore, are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach adjusted for the credit worthiness of the parties involved in the transaction.
The Company applied the provisions of Topic 820 during the goodwill impairment tests performed as of March 31, 2009 and June 30, 2009. Step one of the goodwill impairment test consists of determining a fair value for each of the Company’s eleven reporting units. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a discounted cash flow valuation model to estimate the fair values of its reporting units, using Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation model include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. See Note 5 of the consolidated financial statements for the results of the Company’s March 31, 2009 and June 30, 2009 goodwill impairment tests.
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable, long-term debt and interest rate swaps. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At September 30, 2009, the fair value of outstanding debt was $249,435,000 compared to its carrying value of $265,369,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices. Borrowings under the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 bear interest at recently negotiated variable rates and therefore, the carrying value of the borrowings approximate fair value.

12. DISCONTINUED OPERATIONS
As part of its continuing evaluation of its businesses, the Company determined that its SCM Metal Products subsidiaries (SCM) no longer provided a strategic fit with its long-term growth and operational objectives during 2008. On October 3, 2008, the Company entered into a definitive agreement to sell the issued and outstanding capital stock of SCM, a copper powder metals business, for a purchase price of $43,702,000. The final purchase price is net of working capital adjustments and transaction fees. The purchase price was payable by delivery of a promissory note in the principal amount of $8,500,000 payable March 31, 2012 and cash. Interest is payable on the promissory note quarterly at interest rates that increase over time from 8% to 12% per annum. The promissory note is recorded as an other asset on the September 30, 2009 and December 31, 2008 balance sheets. During the nine months ended September 30, 2009, the Company recorded a $726,000 gain as a result of an adjustment related to the sale of SCM.
During 2007, the Company committed to a plan to dispose of the assets of its bath cabinet manufacturing business. Certain assets of this business have not been disposed of as of September 30, 2009 and the Company continues to incur costs related to those assets.
The results of operations for SCM and the bath cabinet manufacturing business have been classified as discontinued operations in the consolidated financial statements for all periods presented.
The Company allocates interest to its discontinued operations in accordance with FASB ASC Subtopic 205-20, “Presentation of Financial Statements — Discontinued Operations”. No interest expense was allocated to discontinued operations during the three and nine months ended September 30, 2009. Interest expense of $448,000 and $1,465,000 was allocated to discontinued operations during the three and nine months ended September 30, 2008, respectively.
Components of the income from discontinued operations for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$—	$35,307	$—	$98,952
Expenses	60	34,131	(448)	95,452

(Loss) income from discontinued operations before taxes	$(60)	$1,176	$448	$3,500

13. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company has focused on controlling costs and lean manufacturing initiatives which have in part led to the consolidation of its facilities and production lines. The Company has closed and consolidated certain facilities and transferred the production of certain product lines to different plants during 2008 and 2009. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. As of September 30, 2009, the Company has not identified any further facilities to close or consolidate and therefore, does not expect to incur any material exit activity costs in the future unless future opportunities for cost savings are identified. The following table provides a summary of exit activity costs incurred by segment for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Building Products segment	$1,525	$1,310	$2,174	$2,628
Processed Metal Products segment	6	—	612	1,333
Corporate	293	—	293	—

Total exit activity costs	$1,824	$1,310	$3,079	$3,961

The Company also incurred a $1,420,000 asset impairment charge during the three and nine months ended September 30, 2009 related to an unoccupied facility that was recorded at fair value as a result of entering into an agreement for its sale, which closed during October 2009. The Company incurred $2,509,000 of asset impairment charges during the three and nine months ended September 30, 2008, consisting of a $1,370,000 impairment charge for a plant closed in the Building Products segment and a $1,139,000 impairment charge for a corporate software application no longer in use. The following table provides a summary of the income statement lines the above exit activity costs and asset impairment charges are included for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of sales	$724	$1,835	$1,581	$4,110
Selling, general and administrative expense	2,520	1,984	2,918	2,360

Total exit activity costs and asset impairment charges	$3,244	$3,819	$4,499	$6,470

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2009	2008
Accrued costs as of January 1	$1,371	$12
Exit activity costs recognized	3,079	3,961
Cash payments	(1,876)	(2,803)

Accrued costs as of September 30	$2,574	$1,170

14. INCOME TAXES
The following table summarizes the provision for (benefit of) income taxes for the three and nine months ended September 30 and the applicable effective tax rates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Provision for (benefit of) income taxes	$2,100	$9,896	$(14,276)	$24,368
Effective tax rate	29.8%	35.0%	38.1%	36.0%
The Company’s provision for (benefit of) income taxes in interim periods is computed by applying appropriate annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ended December 31, 2009 could be materially different from the forecasted rate used for the nine months ended September 30, 2009.
The provision for income taxes for the three months ended September 30, 2009 resulted in an effective tax rate of 29.8%. This rate was less than the U.S. federal statutory tax rate of 35% due to the impact of non-deductible permanent differences on the forecasted annual pre-tax loss. The effective tax rate of 38.1% for the nine months ended September 30, 2009 was higher than the U.S. federal statutory tax rate due to state taxes and the tax benefit of adjustments made to the Company’s reserve for uncertain tax positions.

The effective tax rates of 35.0% and 36.0% for the three and nine months ended September 30, 2008, respectively, met or exceeded the statutory tax rate primarily due to the impact of state taxes partially offset by lower rates paid on foreign-sourced income.
15. NET INCOME (LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations	$4,948,000	$18,362,000	$(23,188,000)	$43,369,000
(Loss) income from discontinued operations	(36,000)	872,000	556,000	2,678,000

Income (loss) available to common stockholders	$4,912,000	$19,234,000	$(22,632,000)	$46,047,000

Denominator for basic income per share:
Weighted average shares outstanding	30,157,572	29,999,029	30,125,746	29,971,424

Denominator for diluted income per share:
Weighted average shares outstanding	30,157,572	29,999,029	30,125,746	29,971,424
Common stock options and restricted stock	180,726	267,286	—	199,750

Weighted average shares and conversions	30,338,298	30,266,315	30,125,746	30,171,174

For the nine months ended September 30, 2009, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 163,586 shares for the nine months ended September 30, 2009, respectively.

16. COMPREHENSIVE INCOME
Total comprehensive income (loss) consists of the following for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$4,912	$19,234	$(22,632)	$46,047
Other comprehensive income (loss):
Foreign currency translation adjustment	2,135	(6,996)	6,771	(8,279)
Adjustment to post employment health care liability, net of tax	2	9	17	29
Unrealized gain (loss) on interest rate swaps, net of tax	311	(181)	910	(293)

Other comprehensive income (loss)	2,448	(7,168)	7,698	(8,543)

Total comprehensive income (loss)	$7,360	$12,066	$(14,934)	$37,504

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

			Unamortized
	Foreign	Minimum	post	Unrealized	Accumulated
	currency	pension	employment	(loss) gain	other
	translation	liability	health care	on interest	comprehensive
	adjustment	adjustment	costs	rate swaps	loss
Balance at December 31, 2008	$(7,680)	$(36)	$(683)	$(2,426)	$(10,825)
Current period change	6,771	—	17	910	7,698

Balance at September 30, 2009	$(909)	$(36)	$(666)	$(1,516)	$(3,127)

17. SEGMENT INFORMATION
The Company is organized into two reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:
(i)	Building Products, which primarily includes the processing of sheet steel, aluminum, and other materials to produce a wide variety of building and construction products; and

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
The following unaudited table illustrates certain measurements used by management to assess the performance of the segments described above (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales
Building Products	$190,520	$277,494	$547,661	$787,875
Processed Metal Products	34,632	64,320	99,389	195,050

	$225,152	$341,814	$647,050	$982,925

Income (loss) from operations
Building Products	$23,287	$33,500	$12,214	$93,938
Processed Metal Products	(3,425)	10,708	(16,685)	19,056
Corporate	(5,007)	(9,339)	(13,547)	(23,746)

	$14,855	$34,869	$(18,018)	$89,248

Depreciation and amortization
Building Products	$6,267	$6,500	$18,852	$19,648
Processed Metal Products	1,533	1,567	4,633	4,039
Corporate	222	667	682	2,075

	$8,022	$8,734	$24,167	$25,762

Capital expenditures
Building Products	$1,188	$2,728	$6,950	$10,232
Processed Metal Products	304	342	633	1,586
Corporate	152	1,349	493	1,799

	$1,644	$4,419	$8,076	$13,617

	September	December
	30, 2009	31, 2008
Total assets *
Building Products	$893,992	$961,967
Processed Metal Products	94,567	140,282
Corporate	44,653	44,110

	$1,033,212	$1,146,359

*	Total assets of discontinued operations have been included in Corporate assets for all periods.

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

Gibraltar Industries, Inc.
Consolidating Statements of Operations
Three Months Ended September 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$204,800	$23,605	$(3,253)	$225,152

Cost of sales	—	161,065	20,376	(2,709)	178,732

Gross profit	—	43,735	3,229	(544)	46,420

Selling, general and administrative expense	(137)	29,438	2,264	—	31,565

Income from operations	137	14,297	965	(544)	14,855

Other (income) expense
Equity in partnership’s income and other income	—	(56)	—	—	(56)
Interest expense	4,335	3,528	—	—	7,863

Total other expense	4,335	3,472	—	—	7,807

(Loss) income before taxes	(4,198)	10,825	965	(544)	7,048

(Benefit of) provision for income taxes	(1,637)	3,315	422	—	2,100

(Loss) income from continuing operations	(2,561)	7,510	543	(544)	4,948

Discontinued operations
Loss from discontinued operations before taxes	—	(60)	—	—	(60)
Benefit of income taxes	—	(24)	—	—	(24)

Loss from discontinued operations	—	(36)	—	—	(36)

Equity in earnings from subsidiaries	8,017	543	—	(8,560)	—

Net income	$5,456	$8,017	$543	$(9,104)	$4,912

Gibraltar Industries, Inc.
Consolidating Statements of Operations
Three Months Ended September 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$309,708	$36,590	$(4,484)	$341,814

Cost of sales	—	240,990	29,600	(4,484)	266,106

Gross profit	—	68,718	6,990	—	75,708

Selling, general and administrative expense	645	37,044	3,150	—	40,839

(Loss) income from operations	(645)	31,674	3,840	—	34,869

Other (income) expense
Equity in partnership’s income and other income	—	(383)	—	—	(383)
Interest expense (income)	4,121	3,007	(134)	—	6,994

Total other expense (income)	4,121	2,624	(134)	—	6,611

(Loss) income before taxes	(4,766)	29,050	3,974	—	28,258

(Benefit of) provision for income taxes	(1,620)	10,470	1,046	—	9,896

(Loss) income from continuing operations	(3,146)	18,580	2,928	—	18,362

Discontinued operations
Income from discontinued operations before taxes	—	782	394	—	1,176
(Benefit of) provision for income taxes	—	(89)	393	—	304

Income from discontinued operations	—	871	1	—	872

Equity in earnings from subsidiaries	22,380	2,929	—	(25,309)	—

Net income	$19,234	$22,380	$2,929	$(25,309)	$19,234

Gibraltar Industries, Inc.
Consolidating Statements of Operations
Nine Months Ended September 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$591,334	$66,372	$(10,656)	$647,050

Cost of sales	—	500,565	59,407	(9,806)	550,166

Gross profit	—	90,769	6,965	(850)	96,884

Selling, general and administrative expense	(184)	82,154	7,431	—	89,401
Goodwill impairment	—	25,501	—	—	25,501

Income (loss) from operations	184	(16,886)	(466)	(850)	(18,018)

Other (income) expense
Equity in partnership’s income and other income	—	(154)	(9)	—	(163)
Interest expense (income)	12,994	6,622	(7)	—	19,609

Total other expense (income)	12,994	6,468	(16)	—	19,446

Loss before taxes	(12,810)	(23,354)	(450)	(850)	(37,464)

Benefit of income taxes	(4,983)	(9,263)	(30)	—	(14,276)

Loss from continuing operations	(7,827)	(14,091)	(420)	(850)	(23,188)

Discontinued operations
Income from discontinued operations before taxes	—	448	—	—	448
Benefit of income taxes	—	(108)	—	—	(108)

Income from discontinued operations	—	556	—	—	556

Equity in earnings from subsidiaries	(13,955)	(420)	—	14,375	—

Net loss	$(21,782)	$(13,955)	$(420)	$13,525	$(22,632)

Gibraltar Industries, Inc.
Consolidating Statements of Operations
Nine Months Ended September 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$885,415	$110,834	$(13,324)	$982,925

Cost of sales	—	700,563	89,164	(13,324)	776,403

Gross profit	—	184,852	21,670	—	206,522

Selling, general and administrative expense	(598)	107,544	10,328	—	117,274

Income from operations	598	77,308	11,342	—	89,248

Other (income) expense
Equity in partnership’s income and other income	—	(803)	(3)	—	(806)
Interest expense	11,662	10,487	168	—	22,317

Total other expense	11,662	9,684	165	—	21,511

(Loss) income before taxes	(11,064)	67,624	11,177	—	67,737

(Benefit of) provision for income taxes	(4,193)	25,121	3,440	—	24,368

(Loss) income from continuing operations	(6,871)	42,503	7,737	—	43,369

Discontinued operations
Income from discontinued operations before taxes	—	2,325	1,175	—	3,500
Provision for income taxes	—	402	420	—	822

Income from discontinued operations	—	1,923	755	—	2,678

Equity in earnings from subsidiaries	52,918	8,492	—	(61,410)	—

Net income	$46,047	$52,918	$8,492	$(61,410)	$46,047

Gibraltar Industries, Inc.
Consolidating Balance Sheets
September 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$—	$4,073	$11,028	$—	$15,101
Accounts receivable	—	105,326	15,564	—	120,890
Intercompany balances	22,295	4,946	(27,241)	—	—
Inventories	—	102,384	7,437	—	109,821
Other current assets	4,983	15,721	2,825	—	23,529
Assets of discontinued operations	—	1,410	—	—	1,410

Total current assets	27,278	233,860	9,613	—	270,751

Property, plant and equipment, net	—	215,003	16,646	—	231,649
Goodwill	—	392,094	33,478	—	425,572
Acquired intangibles	—	72,375	12,186	—	84,561
Investment in partnership	—	2,532	—	—	2,532
Other assets	4,516	13,473	158	—	18,147
Investment in subsidiaries	730,923	53,689	—	(784,612)	—

	$762,717	$983,026	$72,081	$(784,612)	$1,033,212

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$70,630	$9,130	$—	$79,760
Accrued expenses	5,440	36,054	2,683	—	44,177
Current maturities of long-term debt	—	2,708	—	—	2,708

Total current liabilities	5,440	109,392	11,813	—	126,645

Long-term debt	201,574	61,087	—	—	262,661
Deferred income taxes	—	63,684	5,523	—	69,207
Other non-current liabilities	—	17,940	1,056	—	18,996
Shareholders’ equity	555,703	730,923	53,689	(784,612)	555,703

	$762,717	$983,026	$72,081	$(784,612)	$1,033,212

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

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities for continuing operations	$(8,616)	$114,586	$5,103	$—	$111,073
Net cash provided by operating activities from discontinued operations	—	519	—	—	519

Net cash (used in) provided by operating activities	(8,616)	115,105	5,103	—	111,592

CASH FLOWS FROM INVESTING ACTIVITIES

Additional consideration for acquisitions	—	(4,354)	—	—	(4,354)
Purchases of property, plant and equipment	—	(7,296)	(780)	—	(8,076)
Net proceeds from sale of property and equipment	—	244	29	—	273

Net cash used in investing activities	—	(11,406)	(751)	—	(12,157)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(122,172)	—	—	(122,172)
Proceeds from long-term debt	—	30,948	—	—	30,948
Intercompany financing	10,742	(7,891)	(2,851)	—	—
Payment of deferred financing fees	—	(2,292)	—	—	(2,292)
Payment of dividends	(1,499)	—	—	—	(1,499)
Purchase of treasury stock at market prices	(627)	—	—	—	(627)

Net cash provided by (used in) financing activities	8,616	(101,407)	(2,851)	—	(95,642)

Net increase (decrease) in cash and cash equivalents	—	2,292	1,501	—	3,793

Cash and cash equivalents at beginning of year	—	1,781	9,527	—	11,308

Cash and cash equivalents at end of period	$—	$4,073	$11,028	$—	$15,101

Gibraltar Industries, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2008
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) provided by operating activities for continuing operations	$(8,166)	$70,400	$4,432	$—	$66,666
Net cash provided by operating activities from discontinued operations	—	10,158	129	—	10,287

Net cash (used in) provided by operating activities	(8,166)	80,558	4,561	—	76,953

CASH FLOWS FROM INVESTING ACTIVITIES

Additional consideration for acquisitions	—	(8,604)	—	—	(8,604)
Purchases of property, plant and equipment	—	(11,819)	(1,798)	—	(13,617)
Net proceeds from sale of property and equipment	—	2,066	30	—	2,096

Net cash used in investing activities for continuing operations	—	(18,357)	(1,768)	—	(20,125)
Net cash used in investing activities for discontinued operations	—	(315)	(14)	—	(329)

Net cash used in investing activities	—	(18,672)	(1,782)	—	(20,454)

CASH FLOWS FROM FINANCING ACTIVITIES

Long-term debt reduction	—	(111,952)	—	—	(111,952)
Proceeds from long-term debt	—	52,991	—	—	52,991
Intercompany financing	12,244	(3,698)	(8,546)	—	—
Payment of deferred financing costs	—	(104)	—	—	(104)
Payment of dividends	(4,491)	—	—	—	(4,491)
Net proceeds from issuance of common stock	200	—	—	—	200
Tax benefit from equity compensation	262	—	—		262
Purchase of treasury stock at market prices	(49)	—	—	—	(49)

Net cash provided by (used in) financing activities from continuing operations	8,166	(62,763)	(8,546)	—	(63,143)
Net cash provided by (used in) financing activities from discontinued operations	—	9	(1,115)	—	(1,106)

Net cash provided by (used in) financing activities	8,166	(62,754)	(9,661)	—	(64,249)

Net decrease in cash and cash equivalents	—	(868)	(6,882)	—	(7,750)

Cash and cash equivalents at beginning of year	—	11,090	24,197	—	35,287

Cash and cash equivalents at end of period	$—	$10,222	$17,315	$—	$27,537

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the “Act”). Certain information set forth herein, other than historical statements, contains forward-looking statements within the meaning of the Act that are based, in whole or in part, on current expectations, estimates, forecasts and projections about the Company’s business, and management’s beliefs about future operations, results and financial position. These statements are not guarantees of future performance and are subject to a number of risk factors, uncertainties, and assumptions. Risk factors that could affect these statements include, but are not limited to, the following: the availability of raw materials and the effects of changing raw material prices on the Company’s results of operations; energy prices and usage; changing demand for the Company’s products and services; changes in the liquidity of the capital and credit markets; risks associated with the integration of acquisitions; and changes in interest or tax rate. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.
Overview
Gibraltar is a leading manufacturer, processor, and distributor of residential and commercial building products and processed metal products for the building and construction, industrial, and automotive markets. Our building products are used by homeowners and builders to provide structural and architectural enhancements for residential and commercial building projects. Our processed metal products are comprised primarily of steel shaped to specific widths and hardened to certain tolerances as required by our customers. We serve customers in a variety of industries in all 50 states and throughout the world. We operate 53 facilities in 22 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers.
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
We continually evaluate the current and expected performance of each Gibraltar business with the goal that each business contributes to grow our sales, operating margin, and cash flow. As a result of this evaluation process during 2008, we entered into a definitive agreement to sell our powder metals business, SCM Metal Products (SCM). We closed the sale on November 5, 2008. SCM was previously reported in our Processed Metal Products segment. We expect to continue evaluating our businesses to focus our resources and capital on those areas that we expect will provide the best long-term strategic fit.

In the last two months of 2008 and continuing in the first nine months of 2009, the financial market and economic turmoil that has impacted the United States and the rest of the world continues to cause significant downturns in all of the key end markets we serve, building and construction, industrial, and automotive. The downturns in the residential building and automotive markets worsened during the first nine months of 2009 and the continued illiquidity within the credit markets led to a severe slowdown in the commercial building and industrial markets during this same period. Our sales, earnings, and cash flow were also negatively impacted by volatile commodity prices, including steel, our most significant raw material cost during the first three quarters of 2009 compared to the prior year.
Commodity raw material prices, including steel, aluminum, and resins, impact the cost of raw materials we purchase and also impact the pricing we offer to customers on sales of our products. During the first three quarters of 2008, we were able to successfully manage significant increases in commodity raw material prices. Commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during 2009. The rapid decrease in commodity prices has led to an increase in material costs as a percentage of net sales during the six months ended June 30, 2009 compared to prior periods. Commodity prices began to stabilize during the second quarter of 2009 and the effect commodity raw material prices have on our operating results lessened, leading to improved gross margins during the three months ended September 30, 2009. We expect our gross margins to continue to improve during the remainder of 2009 and into 2010 if commodity prices continue to stabilize.
During the three months ended March 31, 2009, we recorded a $25.5 million goodwill impairment charge. The impairment was recorded as a result of an expected decrease in our long-term projections of revenues and cash flows to be generated by a reporting unit reported within our Building Products segment.
We have taken a number of steps to position the Company as a low-cost provider of our products. Our focus has been on achieving operational excellence through lean initiatives and the consolidation of facilities. We have closed or consolidated a total of 25 facilities since January 2008. In response to the negative impact the significant economic downturn has had on our end markets, we have continued to aggressively reduce costs throughout the Company to adjust to the decreased sales volumes and maximize cash flows generated from operating activities. Actions implemented during 2009 to reduce costs and maximize cash included further staff reductions of 22%, 10% reductions in the salaries of the Chief Executive Officer and Chief Operating Officer, 10% reduction in fees paid to the Board of Directors, elimination of salary increases, suspension of the company match on 401(k) contributions, furloughs at many business units, limitations on capital expenditures, travel restrictions, and many other discretionary spending reductions. We believe these actions have helped us to meet our priorities for 2009: serving our customers and maximizing our liquidity.
As a result of our efforts to reduce costs, operating results for the three months ended September 30, 2009 improved sequentially from the three months ended June 30, 2009. The following summarizes results of operations for the second and third quarters of 2009 (in thousands):

	Three Months Ended
	September 30,	June 30,	Percentage
	2009	2009	Change
Net sales	$225,152	$217,055	3.7%
Cost of sales	178,732	179,604	(0.5)%

Gross profit	46,420	37,451	23.9%
Selling, general and administrative expense	31,565	27,156	16.2%

Income from operations	$14,855	$10,295	44.3%

Net sales increased $8.1 million, or 3.7%, during the three months ended September 30, 2009 compared to the three months ended June 30, 2009 primarily as a result of increased sales generated by our Processed Metal Products segment as the “Cash for Clunkers” program as well as a ramp up of production for new model years led to increased volume to automotive customers during the third quarter. Gross margin increased to 20.6% for the three months ended September 30, 2009 from 17.3% for the three months ended June 30, 2009 due to a better alignment of customer selling prices to material costs. As commodity prices continued to stabilize during the third quarter of 2009, we began to realize better material margins as compared to the second quarter of 2009. We expect commodity raw material costs to continue to stabilize throughout the remainder of 2009. Selling, general, and administrative expenses increased $4.4 million, or 16.2%, during the three months ended September 30, 2009 compared to the three months ended June 30, 2009 primarily due to increased incentive compensation costs and exit activity and asset impairment charges relating to our efforts to consolidate facilities. As a result of our increased gross margins, operating income as a percentage of net sales increased to 6.6% for the three months ended September 30, 2009 compared to 4.7% for the three months ended June 30, 2009.
Results of Operations
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended September 30 (in thousands):

	2009		2008

Net sales	$225,152	100.0%	$341,814	100.0%
Cost of sales	178,732	79.4	266,106	77.9

Gross profit	46,420	20.6	75,708	22.1
Selling, general and administrative expense	31,565	14.0	40,839	11.9

Income from operations	14,855	6.6	34,869	10.2
Interest expense	7,863	3.5	6,994	2.0
Equity in partnership’s income (1)	(56)	(0.0)	(383)	(0.1)

Income before taxes	7,048	3.1	28,258	8.3
Provision for income taxes	2,100	0.9	9,896	2.9

Income from continuing operations	4,948	2.2	18,362	5.4
Discontinued operations, net of taxes (2)	(36)	(0.0)	872	0.2

Net income	$4,912	2.2%	$19,234	5.6%

(1)	Equity in partnership’s income represents our proportional interest in the income of our steel pickling joint venture and other income.

(2)	Discontinued operations represent the (loss) or income, net of income taxes, attributable to our powder metals and bath cabinet manufacturing businesses which we sold in October 2008 and August 2007, respectively.
The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30 (in thousands):

				Change Due To
			Total	Foreign
	2009	2008	Change	Currency	Operations
Net sales:
Building Products	$190,520	$277,494	$(86,974)	$(2,966)	$(84,008)
Processed Metal Products	34,632	64,320	(29,688)	—	(29,688)

	$225,152	$341,814	$(116,662)	$(2,966)	$(113,696)

Net sales decreased by $116.7 million, or 34.1% to $225.2 million for the three months ended September 30, 2009 compared to $341.8 million for the three months ended September 30, 2008. The economic downturn and its effect on the key end markets we serve led to the significant drop in sales. Foreign currency fluctuations also contributed to a $3.0 million decrease in net sales during the three months ended September 30, 2009 compared to the same period in the previous year.
Net sales in our Building Products segment decreased by $87.0 million, or 31.4%, to $190.5 million for the three months ended September 30, 2009 from net sales of $277.5 million for the three months ended September 30, 2008. Excluding the $3.0 million impact of exchange rate fluctuations, the decrease in net sales was $84.0 million, or 30.3% from the same period in the prior year, primarily as a result of a decrease in sales volume due to a significant slowdown in the residential building, commercial construction, architectural, and industrial markets.
Net sales in our Processed Metal Products segment decreased by $29.7 million, or 46.2%, to $34.6 million for the three months ended September 30, 2009 from net sales of $64.3 million for the three months ended September 30, 2008. The decrease in net sales was primarily a function of a 21% decrease in tons sold due to a significant slowdown in the automotive markets and reduced selling prices which, in part, were indexed to declining raw material costs.
Gross margin decreased to 20.6% for the three months ended September 30, 2009 from 22.1% for the three months ended September 30, 2008. The decrease in gross margin was the result of the significant reduction in sales volume. The reduction in sales volume resulted in lower gross margins as fixed costs were spread over less volume partially offset by aggressive cost cutting initiatives. As raw material commodity markets continued to stabilize during the three months ended September 30, 2009, material costs as a percentage of net sales decreased compared to the comparable period in 2008. The stabilization of the cost of our raw materials also partially offset the impact of reduced sales volume on our gross margins.
Selling, general and administrative expenses decreased by $9.2 million, or 22.5%, to $31.6 million for the three months ended September 30, 2009 from $40.8 million for the three months ended September 30, 2008. The $9.2 million decrease is the primarily the result of a $5.0 million decrease in payroll-related expenses resulting from our staff reductions and the impact of our other related cost cutting initiatives. Despite our efforts to reduce costs, selling, general and administrative expenses as a percentage of net sales increased to 14.0% for the three months ended September 30, 2009 from 11.9% for the three months ended September 30, 2008 as a result of the 34.1% reduction in net sales.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30 (in thousands):

				Change Due To
			Total	Foreign
	2009	2008	Change	Currency	Operations
Income (loss) from operations:
Building Products	$23,287	$33,500	$(10,213)	$(312)	$(9,901)
Processed Metal Products	(3,425)	10,708	(14,133)	—	(14,133)
Corporate	(5,007)	(9,339)	4,332	—	4,332

Consolidated	$14,855	$34,869	$(20,014)	$(312)	$(19,702)

	2009	2008
Income (loss) from operations as a percentage of net sales:
Building Products	12.2%	12.1%
Processed Metal Products	(9.9)%	16.6%
Consolidated	6.6%	10.2%

Income from operations as a percentage of net sales in our Building Products segment for the three months ended September 30, 2009 increased modestly to 12.2% from 12.1% in the three months ended September 30, 2008. Despite the significant decrease in sales volume, the Building Products segment was able to increase its gross margin by 2.1% as it successfully managed costs from the commodity markets that continued to stabilize during the three months ended September 30, 2009. As a result, we were able to better align customer selling prices to our cost of material. However, the reduction in sales volume resulted in an increase in the proportion of fixed costs in selling, general and administrative expenses to net sales as our costs were spread over less volume. Despite aggressively reducing our costs to better align with net sales, selling, general, and administrative expenses on lower sales volume contributed to a 2.0% decrease in the Building Products segment’s operating margin during the three months ended September 30, 2009 compared to the prior year period.
Our Processed Metal Products segment incurred a loss from operations as a percentage of net sales of 9.9% during the three months ended September 30, 2009 compared to income from operations as a percentage of net sales of 16.6% for the three months ended September 30, 2008. The Processed Metal Products segment was most significantly impacted by increased material costs compared to customer selling prices and low sales volume. The precipitous decrease in commodity costs has led to high cost inventory being sold at lowered customer selling prices. Of the 26.5 percentage point decrease in operating margin, the operating margin of the Processed Metal Products segment decreased by 19.4 percentage points during the three months ended September 30, 2009 compared to the same period in 2008 as a result of the higher material costs as a percentage of net sales. Operating margin also decreased by 3.6% due to fixed costs being spread over significantly lower sales volume for the three months ended September 30, 2009 compared to the prior year period. Additionally, the Processed Metal Products segment incurred a $1.4 million charge on an unoccupied facility to reduce its carrying value to the amount at which the facility was sold during October 2009.
Corporate expenses decreased $4.3 million, or 46.2%, to $5.0 million for the three months ended September 30, 2009 from $9.3 million for the three months ended September 30, 2008. The decrease in corporate expenses is primarily attributable to lower compensation costs resulting from staffing reductions, lower incentive compensation expense, and a $1.1 million asset impairment charge for software no longer in use recorded during the three months ended September 30, 2008.
Interest expense increased $0.9 million to $7.9 million for the three months ended September 30, 2009 from $7.0 million for the three months ended September 30, 2008. The increase in interest expense is a result of a $1.2 million charge to write-off a portion of deferred financing fees arising from the Company’s amendment and restatement of the Senior Credit Agreement on July 24, 2009 and $0.8 million of losses generated from fair value fluctuations from our interest rate swap both recognized during the three months ended September 30, 2009. Excluding the $2.0 million of charges, interest expense decreased $1.1 million due to lower average borrowings during the three months ended September 30, 2009 compared to the comparable period in the prior year. We have reduced debt outstanding by $163.4 million, or 38.1%, to $265.4 million as of September 30, 2009 from $428.8 million as of September 30, 2008 through debt repayments.
The provision for income taxes for the three months ended September 30, 2009 was $2.1 million, an effective tax rate of 29.8%, compared with a provision for income taxes of $9.9 million, an effective rate of 35.0% for the same period in 2008. The effective tax rate for the three months ended September 30, 2009 was less than the U.S. federal statutory tax rate of 35% due to the impact of non-deductible permanent differences on the forecasted annual pre-tax loss. The effective tax rate of 35.0% for the three months ended September 30, 2008 equals the U.S. federal statutory rate, with offsetting impacts of incremental state taxes and foreign-sourced income taxed at lower rates.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
The following table sets forth selected results of operations data and its percentage of net sales for the nine months ended September 30 (in thousands):

	2009		2008

Net sales	$647,050	100.0%	$982,925	100.0%
Cost of sales	550,166	85.0	776,403	79.0

Gross profit	96,884	15.0	206,522	21.0
Selling, general and administrative expense	89,401	13.8	117,274	11.9
Goodwill impairment	25,501	4.0	—	0.0

(Loss) income from operations	(18,018)	(2.8)	89,248	9.1
Interest expense	19,609	3.0	22,317	2.3
Equity in partnership’s income (1)	(163)	(0.0)	(806)	(0.1)

(Loss) income before taxes	(37,464)	(5.8)	67,737	6.9
(Benefit of) provision for income taxes	(14,276)	(2.2)	24,368	2.5

(Loss) income from continuing operations	(23,188)	(3.6)	43,369	4.4
Discontinued operations, net of taxes (2)	556	0.1	2,678	0.3

Net (loss) income	$(22,632)	(3.5)%	$46,047	4.7%

(1)	Equity in partnership’s income represents our proportional interest in the income of our steel pickling joint venture and other income.

(2)	Discontinued operations represent the income, net of income taxes, attributable to our powder metals and bath cabinet manufacturing businesses which we sold in October 2008 and August 2007, respectively.
The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30 (in thousands):

				Change Due To
			Total	Foreign
	2009	2008	Change	Currency	Operations
Net sales:
Building Products	$547,661	$787,875	$(240,214)	$(16,954)	$(223,260)
Processed Metal Products	99,389	195,050	(95,661)	—	(95,661)

	$647,050	$982,925	$(335,875)	$(16,954)	$(318,921)

Net sales decreased by $335.9 million, or 34.2% to $647.0 million for the nine months ended September 30, 2009 compared to $982.9 million for the nine months ended September 30, 2008. The severe economic downturn during the past twelve months and its effect on the key end markets we serve led to the significant drop in sales. Foreign currency fluctuations also contributed to a $17.0 million decrease in net sales during the first nine months of 2009 compared to the same period in the prior year.
Net sales in our Building Products segment decreased by $240.2 million, or 30.5%, to $547.7 million for the nine months ended September 30, 2009, from net sales of $787.9 million for the nine months ended September 30, 2008. Excluding the $17.0 million impact of exchange rate fluctuations, the decrease in net sales was $223.3 million, or 28.3%, from the same period in the prior year, primarily as a result of a decrease in sales volume due to a significant slowdown in the residential building, commercial construction, architectural, and industrial markets.
Net sales in our Processed Metal Products segment decreased by $95.7 million, or 49.1%, to $99.4 million for the nine months ended September 30, 2009 from net sales of $195.1 million for the nine months ended September 30, 2008. The decrease in net sales was primarily a function of a 42% decrease in tons sold due to a significant slowdown in the automotive markets. The Processed Metal Products segment was also significantly impacted by a decrease in sales volume during the nine months ended September 30, 2009 attributable to the bankruptcies of two of our automotive customers, Chrysler and General Motors, and the resulting plant shut-downs that occurred during this period.

Gross margin decreased to 15.0% for the nine months ended September 30, 2009 from 21.0% for the nine months ended September 30, 2008. The decrease in gross margin was the result of an increase in raw material costs as a percentage of net sales and the significant drop in sales volume. The precipitous decrease in raw material commodity costs has led to high cost inventory being sold at lowered customer selling prices causing material costs as a percentage of net sales to increase approximately 3.3 percentage points during the nine months ended September 30, 2009 compared to the same period in 2008. Our gross margin decreased 3.0 percentage points as fixed costs were spread over lower sales volume partially offset by aggressive cost cutting initiatives that reduced the impact of reduced sales volume.
Selling, general and administrative expenses decreased by $27.9 million, or 23.8%, to $89.4 million for the nine months ended September 30, 2009 from $117.3 million for the nine months ended September 30, 2008. The $27.9 million decrease is primarily a result of a $18.1 million decrease in payroll-related expenses resulting from our staffing reductions and lower incentive compensation, $5.6 million of cost reductions from lower marketing and outside professional fees, and the impact of our other cost cutting initiatives. Despite our efforts to reduce costs, our selling, general and administrative expenses as a percentage of net sales increased to 13.8% for the nine months ended September 30, 2009 from 11.9% for the nine months ended September 30, 2008 as a result of the 34.2% reduction in net sales during the nine months ended September 30, 2009 compared to the same period in 2008.
Due to a change in the projected cash flows for one of our reporting units resulting from a significant decrease in long-term sales projections, we recorded a goodwill impairment charge of $25.5 million during the nine months ended September 30, 2009.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30 (in thousands):

				Change Due To
				Intangible
			Total	Asset	Foreign
	2009	2008	Change	Impairment	Currency	Operations
(Loss) income from operations:
Building Products	$12,214	$93,938	$(81,724)	$(25,501)	$(1,716)	$(54,507)
Processed Metal Products	(16,685)	19,056	(35,741)	—	—	(35,741)
Corporate	(13,547)	(23,746)	10,199	—	—	10,199

Consolidated	$(18,018)	$89,248	$(107,266)	$(25,501)	$(1,716)	$(80,049)

	2009	2008
(Loss) income from operations as a percentage of net sales:
Building Products	2.2%	11.9%
Processed Metal Products	(16.8)%	9.8%
Consolidated	(2.8)%	9.1%

Our Building Products segment generated income from operations as a percentage of net sales of 2.2% during the nine months ended September 30, 2009 compared to 11.9% for the nine months ended September 30, 2008. Excluding the goodwill impairment charge of $25.5 million and the $1.7 million impact of foreign currency fluctuations, the Building Products segment’s operating income for the nine months ended September 30, 2009 decreased $54.5 million, or 58.0%, compared to the prior year. The decrease in operating income was a result of the significant drop in sales volume and the increase in raw material costs as a percentage of net sales. The reduction in sales volume resulted in a decrease in operating margin as fixed costs were spread over lower sales volume partially offset by aggressive cost cutting initiatives that reduced the impact of reduced sales volume. The precipitous decrease in commodity costs has led to high cost inventory being sold at lowered customer selling prices causing material costs as a percentage of net sales to increase during the nine months ended September 30, 2009 compared to the same period in 2008.
Our Processed Metal Products segment incurred a loss from operations as a percentage of net sales of 16.8% during the nine months ended September 30, 2009, compared to income from operations as a percentage of net sales of 9.8% for the nine months ended September 30, 2008. The Processed Metal Products segment was most significantly impacted by increased raw material costs compared to customer selling prices and low sales volume. The precipitous decrease in commodity costs has led to high cost inventory being sold at lowered customer selling prices causing the operating margin of the Processed Metal Products segment to decrease 19.5% during the nine months ended September 30, 2009 compared to the same period in 2008. Operating margin was also negatively impacted by 5.5% due to fixed costs being spread over significantly lower sales volume for the nine months ended September 30, 2009 compared to the prior year period. Additionally, the Processed Metal Products segment incurred a $1.4 million charge on an unoccupied facility to reduce its carrying value to the amount at which the facility was sold during October 2009.
Corporate expenses decreased $10.2 million, or 43.0%, to $13.5 million for the nine months ended September 30, 2009 from $23.7 million for the nine months ended September 30, 2008. The decrease in corporate expenses is primarily due to a decrease in compensation costs due to staffing reductions, lower incentive compensation expense, and due to a $1.1 million asset impairment charge for software no longer in use recorded during the nine months ended September 30, 2008.
Interest expense decreased $2.7 million to $19.6 million for the nine months ended September 30, 2009 from $22.3 million for the nine months ended September 30, 2008. Interest expense decreased $4.7 million due to lower average borrowings during the nine months ended September 30, 2009 compared to the comparable period in the prior year. We have reduced debt outstanding by $163.4 million, or 38.1%, to $265.4 million as of September 30, 2009 from $428.8 million as of September 30, 2008 through debt repayments. The decrease in interest expense was partially offset by a $1.2 million charge to write-off a portion of deferred financing fees arising from the Company’s amendment and restatement of the Senior Credit Agreement on July 24, 2009 and $0.8 million of losses generated from fair value fluctuations from our interest rate swap both recognized during the nine months ended September 30, 2009.
The benefit of income taxes for the nine months ended September 30, 2009 was $14.3 million, an effective tax rate of 38.1%, compared with a provision for income taxes of $24.4 million, an effective rate of 36.0%, for the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 was higher than the U.S. federal statutory tax rate of 35% due to state taxes and the tax benefit of adjustments made to our reserve for uncertain tax positions partially offset by the impact of non-deductible permanent differences. The effective tax rate of 36.0% for the nine months ended September 30, 2008 exceeds the statutory rate primarily due to the impact of state taxes partially offset by lower rates paid on foreign-sourced income.

Outlook
Due to the continuing weakness and uncertainty affecting both the economy and our markets, we are not providing numerical guidance for the fourth quarter of 2009. We expect demand for our products and operating results to decline in the fourth quarter of 2009 sequentially from the third quarter of 2009 as a result of normal seasonality within our business cycle. The economic downturn during the past twelve months and its impact on the markets we serve continue to make this an extremely difficult operating environment for our Company. We expect more stability in commodity raw material costs which will help us better align customer selling prices to our inventory costs during the remainder of 2009 and into 2010. In the meantime, we will continue our aggressive efforts to reduce costs and increase liquidity and will take additional actions as the market conditions warrant. We believe that the aggressive actions taken to streamline and improve the efficiency of our businesses have reduced our break-even point and positioned our Company to generate marked improvements in profitability when economic and end market conditions return to more normal levels.
Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our businesses and their facilities, and to fund acquisitions. During the next twelve months, with the uncertainty in the general economy and the related negative effects on the building and construction, industrial, and automotive markets, we will continue to focus on liquidity preservation to meet our principal capital requirements. As noted below in the “Cash Flows” section of Item 7 of this Quarterly Report on Form 10-Q, we have been successful in generating positive cash flows from our operating activities to fund our capital requirements during the past two years. In the future, we expect to continue our aggressive cost reduction initiatives and sustain strong working capital management to continue to generate positive cash flow as discussed above.
On July 24, 2009, we entered into the Third Amended and Restated Credit Agreement (the Senior Credit Agreement) to convert our previous credit arrangement into a secured asset-based credit facility that allowed us to remove many of the restrictive financial covenants contained in the Second Amended and Restated Credit Agreement before it was amended and restated. We believe that availability of funds under our Senior Credit Agreement together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.
Over the longer term, we expect that future obligations may be financed through a number of sources, including internally available cash resources, new debt financing, the issuance of equity securities, or any combination of the above. This opinion is a forward-looking statement based upon currently available information and may change if conditions in the credit and equity markets further deteriorate, or other circumstances change. To the extent that operating cash flows are lower than current levels or sources of financing are not available or available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30 (in thousands):

	2009	2008
Cash provided by (used in):
Operating activities from continuing operations	$111,073	$66,666
Investing activities from continuing operations	(12,157)	(20,125)
Financing activities from continuing operations	(95,642)	(63,143)
Discontinued operations	519	8,852

Net increase (decrease) in cash and cash equivalents	$3,793	$(7,750)

During the nine months ended September 30, 2009, the Company’s cash flows from continuing operations totaled $111.1 million, primarily the result of a net decrease in assets and liabilities of $88.9 million and depreciation and amortization of $24.2 million. Net cash provided by operating activities for the nine months ended September 30, 2008 was $66.7 million and was primarily the result of net income from continuing operations of $43.4 million combined with depreciation and amortization of $25.8 million.
As noted above, the Company generated $88.9 million of cash flow from a net decrease in assets and liabilities. These cash flows were primarily a result of a reduction in working capital. The following table summarizes the changes in working capital from December 31, 2008 to September 30, 2009 (in thousands):

	September 30,	December 31,
	2009	2008	Change
Cash	$15,101	$11,308	$3,793
Accounts receivable, net	120,890	123,272	(2,382)
Inventory	109,821	189,935	(80,114)
Other current assets	23,529	22,228	1,301
Assets from discontinued operations	1,410	1,486	(76)

Total current assets	270,751	348,229	(77,478)

Accounts payable	79,760	76,168	3,592
Accrued expenses	44,177	46,305	(2,128)
Current portion of long-term debt	2,708	2,728	(20)

Total current liabilities	126,645	125,201	1,444

Working capital	$144,106	$223,028	$(78,922)

The 35.4% decrease in working capital during the nine months ended September 30, 2009 was primarily driven by our focus on working capital efficiency and inventory management. The accounts receivable balance approximated $120 million as of September 30, 2009 and December 31, 2008 despite net sales for the month ended September 30, 2009 exceeding net sales for the month ended December 31, 2008. The significant decrease in inventory was the result of decreased raw material costs along with initiatives to reduce raw material purchases, reduce our investment in inventories on hand, and maximize liquidity. Accounts payable increased $3.6 million despite our initiatives to reduce our investment in inventories. The decrease in accrued expenses is a result of lower accruals for annual incentive compensation awards.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2009 and 2008 was $12.2 million and $20.1 million, respectively. Investing activities primarily consisted of capital expenditures of $8.1 million and $4.4 million of additional consideration for acquisitions for the nine months ended September 30, 2009. Cash used in investing activities during the nine months ended September 30, 2008 consisted of capital expenditures of $13.6 million and additional consideration for acquisitions of $8.6 million. Capital expenditures decreased $5.5 million, or 40.4%, during the nine months ended September 30, 2009 compared to the same period in the prior year as a result of our focus on preserving capital and liquidity throughout 2009.
Net cash used in financing activities from continuing operations for the nine months ended September 30, 2009 was $95.6 million, consisting primarily of net payments of $91.2 million on long-term debt, payments of deferred financing costs of $2.3 million related to the amendment and restatement of the Senior Credit Agreement, and dividend payments of $1.5 million. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2008 was $63.1 million, consisting primarily of net payments of $59.0 million on long-term debt and dividend payments of $4.5 million. Payments of long-term debt made during 2009 and 2008 were the result of cash flows generated from operations offset by investing activities. We have made net payments on long-term debt outstanding in the amount of $222.2 million since December 31, 2007.
Senior Credit Agreement and Senior Subordinated Notes
Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement also provides a term loan originally aggregating $58.7 million. The revolving credit facility is committed through August 30, 2012 and the term loan is due December 8, 2012. Borrowings on the revolving credit facility and term loan bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50%, plus 3.25% and 3.75%, respectively, or at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. As of September 30, 2009, we had $76.9 million of availability under the revolving credit facility.
As of September 30, 2009, the only amounts outstanding under the Senior Credit Agreement included borrowings of $58.2 million under the term loan and outstanding letters of credit of $14.2 million as all amounts outstanding under the revolving credit facility were repaid during the three months ended September 30, 2009. Under the terms of the Senior Credit Agreement, we are required to repay $0.6 million on the term loan each quarter until its due date in 2012. During the nine months ended September 30, 2009, we borrowed $30.9 million and repaid $120.0 million on the revolving credit facility and made payments of $1.7 million on the term loan.
The Company’s $204.0 million of Senior Subordinated 8% Notes (8% Notes) were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. After December 1, 2010, the 8% Notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. At September 30, 2009, we had $201.6 million, net of discount, of our 8% Notes outstanding.

Each of our significant domestic subsidiaries has guaranteed the obligations under the Senior Credit Agreement. Debt outstanding under the Senior Credit Agreement and the related guarantees are secured by a first priority security interest (subject to permitted liens as defined in the Senior Credit Agreement) in substantially all the tangible and intangible assets of our Company and our material domestic subsidiaries, subject to certain exceptions, and a pledge of 100% of the stock of our significant domestic subsidiaries and a pledge of 65% of the voting stock of our foreign subsidiaries. The 8% Notes are guaranteed by each of our significant domestic subsidiaries.
The Senior Credit Agreement includes a financial covenant that requires the Company to maintain a minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA as defined in the 2009 Senior Credit Agreement) for the year-to-date periods ending June 30, 2009, September 30, 2009, and December 31, 2009. This covenant will not be tested after December 31, 2009. As of September 30, 2009, the Company was in compliance with the minimum EBITDA covenant. Beginning on March 31, 2010 and quarterly thereafter on a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Senior Subordinated 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio.
Off Balance Sheet Financing Arrangements
The Company does not have any off balance sheet financing arrangements.
Contractual Obligations
Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
As of January 1, 2009, the Company adopted portions of the provisions of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 820, “Fair Value Measurements and Disclosures,” as discussed in Note 11 and complied with the disclosure requirement included in FASB ASC Topic 815, “Derivatives and Hedging,” in Note 8 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
As of April 1, 2009, the Company adopted the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as discussed in Note 2 and FASB ASC Topic 825, “Financial Instruments,” as discussed in Note 2 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The Company adopted the provisions of FASB ASC Topic 855, “Subsequent Events,” as of June 30, 2009 as discussed in Note 2 and FASB ASC Topic 125, “Generally Accepted Accounting Principles,” as of September 30, 2009 as discussed in Note 2 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Other than the adoption of accounting standards discussed above, there have been no changes in critical accounting policies in the current year.
Related Party Transactions
Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. For the three and nine months ended September 30, 2009, the Company incurred $340,000 and $875,000, respectively, for legal services from these firms. The Company incurred $758,000 and $1,431,000 for legal services from these firms during the three and nine months ended September 30, 2008, respectively. Of the amounts incurred during the three and nine months ended September 30, 2009, $113,000 were recognized as deferred financing costs and the remainder were expensed. All the amounts incurred were expensed during the three and nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, the Company had $219,000 and $342,000, respectively, recorded in accounts payable for these law firms.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is Vice Chairman of the Board of M&T Bank Corporation, one of the participating lenders in the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). The Senior Credit Agreement provides a revolving credit facility and a term loan. At September 30, 2009, $58,155,000 was outstanding on the term loan. All amounts outstanding under the revolving credit facility have been repaid during the three months ended September 30, 2009. At December 31, 2008, $89,079,000 and $59,880,000 were outstanding on the revolving credit facility and term loan, respectively. During 2009, the largest aggregate amount of principal outstanding under the revolving credit facility was $99,015,000. The aggregate amount of principal and interest paid during the nine months ended September 30, 2009 was $121,752,000 and $2,567,000, respectively, for amounts outstanding under the revolving credit facility and term loan.
Borrowings under the Senior Credit Agreement bear interest at a variable rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50%, plus 3.25% for revolving credit facility borrowings and 3.75% for term loan borrowings or, at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted the provisions of this guidance during 2009 and its impact on the Company’s consolidated financial position, cash flows, and results of operations was not significant.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance in Topic 270, “Interim Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted the provisions of this guidance during 2009. Refer to the disclosures included in Note 11 of the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” to establish principles and requirements for subsequent events. The guidance sets forth the date after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also identifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity shall make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of the guidance during 2009. Refer to the disclosures included in Note 1 of the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 860, “Transfers and Servicing,” which amends previous Topic 860 guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferors’ continuing involvement in transferred financial assets. This guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe the provisions of this guidance will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 810, “Consolidation,” which amends previous Topic 810 guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe the provisions of this guidance will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 125, “Generally Accepted Accounting Principles,” identifying the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance does not change current U.S. generally accepted accounting principles, but is intended to simplify user access to all authoritative U.S. generally accepted accounting principles by providing all authoritative literature related to a particular topic in one place. The provisions of FASB ASC Topic 125 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance during 2009, which did not have a significant impact on the Company’s consolidated financial statements other than changing the method used to refer to U.S. generally accepted accounting principles within the Company’s disclosures.
In August 2009, the FASB issued Accounting Standards Update (Update) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”. Update 2009-05 provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for the fair value measurement of liabilities. Update 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company will adopt the provisions of Update 2009-05 during the three months ended December 31, 2009, and does not believe the Update will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable rate debt to fixed rate debt. At the time we entered into the interest rate swap agreement, $57.5 million of variable-rate borrowings had been effectively converted to fixed-rate debt pursuant to this agreement. In connection with the execution of the Senior Credit Agreement on July 24, 2009, and based on the Company’s prospective assessment of the effectiveness of the interest rate swap, beginning in the third quarter of 2009 the Company deemed the swap to be ineffective in offsetting variability in future interest payments on its variable-rate borrowings. The interest rate swap agreement expires December 22, 2010. Other than the Company’s significant reduction in variable-rate debt outstanding and the impact of entering into the Senior Credit Agreement, there have been no material changes to the Company’s exposure to market risk since December 31, 2008.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

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

As a result of entering into the Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement), we have updated our risk factors related to indebtedness and restrictive covenants contained in our debt arrangements below. Other than as described below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

The following chart shows our level of indebtedness as of September 30, 2009 (in millions):

Revolving credit facility	$—
Term loan	58.2
Senior subordinated 8% notes	201.6
Other	5.6

Total debt	$265.4

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement) and our indenture agreement for our senior subordinated 8% notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under the Senior Credit Agreement could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.
Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. The terms of the indenture for our senior subordinated 8% notes do not fully prohibit us or our subsidiaries from doing so. Additionally, the Senior Credit Agreement provides commitments of up to $258.7 million in the aggregate, including a revolving credit facility of up to the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries and a term loan originally aggregating $58.7 million. As of September 30, 2009, we had $76.9 million of availability under our revolving credit facility. Under the terms of this agreement, we are required to repay all amounts outstanding under the revolving credit facility by August 30, 2012 and to repay $0.6 million on the term note each quarter until the balance is due on December 8, 2012. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under our Senior Credit Agreement and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.

In addition our substantial degree of indebtedness could have other important consequences, including the following:
•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations have been and are expected to be dedicated to the payment of principal and interest on our indebtedness and may not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	certain of our borrowings, including borrowings under the Senior Credit Agreement, are at variable rates of interest, exposing us to the risk of increased interest rates; and

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt.

Restrictive covenants may adversely affect our operations.

The Senior Credit Agreement and the indenture governing our senior subordinated 8% notes contain various covenants that limit our ability to, among other things:
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
In addition, the restrictive covenants in the Senior Credit Agreement, which includes our $200.0 million revolving credit facility and our term loan originally aggregating $58.7 million, require us to maintain specified financial ratios and satisfy other financial condition tests. We are required to maintain the following minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA as defined in the Senior Credit Agreement) for the following periods:

Minimum
EBITDA
Six-months ended June 30, 2009	$0
Nine-months ended September 30, 2009	$13,000,000
Year ended December 31, 2009	$28,000,000
This covenant will not be tested after December 31, 2009. Beginning on March 31, 2010 and quarterly thereafter on a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00.

Our ability to meet those financial ratios and tests can be affected by events beyond our control and we cannot assure you that we will meet those financial ratios and tests. A breach of any of these covenants would result in a default under the Senior Credit Agreement. Upon the occurrence of an event of default under the Senior Credit Agreement, we would attempt to receive a waiver from our lenders, which could result in us incurring additional financing fees that would be costly and adversely affect our profitability and cash flows. If a waiver was not provided, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. If such event of default and election occurs, the lenders under the Senior Credit Agreement would be entitled to be paid before current senior subordinated 8% note holders receive any payment under our notes. In addition, if we were unable to repay those amounts, the lenders under the Senior Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all our assets as collateral under our Senior Credit Agreement. If the lenders under our Senior Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay debt outstanding under our Senior Credit Agreement and our other indebtedness, including our senior subordinated 8% notes, or borrow sufficient funds to refinance such indebtedness. An acceleration of the amounts outstanding under the Senior Credit Agreement would result in an event of default under our senior subordinated 8% notes which would then entitle the holders thereof to accelerate and demand repayment of the 8% notes as well. Even if we are able to obtain new financing to pay the amounts due under the Senior Credit Agreement and senior subordinated 8% notes, it may not be on commercially reasonable terms, or terms that are acceptable to us. A breach of any of our covenants would have an adverse effect on our business, results of operations and cash flow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6. Exhibits

6(a) Exhibits
a.	Exhibit 31.1 — Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.	Exhibit 31.2 — Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.	Exhibit 31.3 — Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

d.	Exhibit 32.1 — Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

e.	Exhibit 32.2 — Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

f.	Exhibit 32.3 — Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 5, 2009