Form 10-K
period 2009-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2010-02-25
CIK 912562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2009
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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐.

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑.

The aggregate market value of the Common Stock outstanding held by non-affiliates computed by reference to the price the Common Stock was last sold on the NASDAQ Stock Exchange Global Select Market® on June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was approximately $170.7 million.

As of February 22, 2010, the number of common shares outstanding was: 30,238,310.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference to, the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (2009 Proxy Statement), which will be filed no later than 120 days after the end of the registrant’s 2009 fiscal year.

Exhibit Index begins on Page 96

Safe Harbor Statement

The Company wishes to take advantage of the Safe Harbor provisions included in the Private Securities Litigation Reform Act of 1995 (the Act). Certain information set forth herein, other than historical statements, contains forward-looking statements within the meaning of the Act that are based, in whole or in part, on current expectations, estimates, forecasts, and projections about the Company’s business, and management’s beliefs about future operations, results, and financial position. These statements are not guarantees of future performance and are subject to a number of risk factors, uncertainties, and assumptions. Risk factors that could affect these statements include, but are not limited to, the following: the availability of raw materials and the effects of changing raw material prices on the Company’s results of operations; energy prices and usage; changing demand for the Company’s products and services; changes in the liquidity of the capital and credit markets; risks associated with the integration of acquisitions; and changes in interest or tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.

PART I

Item 1.	Business

General

In 2009 and prior years, we have been a leading manufacturer, processor, and distributor of residential and commercial building products and processed metal products for the building and construction, industrial, and automotive markets. Our building products are used by homeowners and builders to provide structural and architectural enhancements for residential and commercial building projects. Our processed metal products are comprised primarily of steel shaped to specific widths and hardened to certain tolerances as required by our customers. We serve customers in a variety of industries in all 50 states and throughout the world. As of December 31, 2009, we operated 53 facilities in 23 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers.

Subsequent to year-end, we disposed of the majority of the assets of our Processed Metal Products segment. See the discussion of this disposition below under the heading “Recent Developments”. As a result of this disposition, the Company will no longer report results of the Processed Metal Products segment beginning in 2010. Unless the context otherwise requires, all information herein regarding the Processed Metal Products segment is as of December 31, 2009.

Our strategy is to position Gibraltar as the low-cost provider and market share leader in niche product areas that offer the opportunity for margin enhancement and sales growth over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customer’s low-cost provider of products. We also strive to develop new products, enter new markets, and better penetrate existing markets to strengthen our niche product leadership positions. In 2009, Gibraltar reported two business segments: Building Products and Processed Metal Products.

Our Building Products segment focuses on expanding market share in the residential markets, further penetrating domestic and international commercial building, industrial, and architectural markets, participating as a buyer in our industry consolidation, and improving its productivity and efficiency through both operational excellence and facility consolidation. The majority of the products offered by the Building Products segment have a leading market share in niche markets. Our Building Products segment distributes its products to customers in North America and Europe by operating 48 facilities in 21 states, Canada, England, Germany, and Poland.

Our Processed Metal Products segment focuses on increasing penetration with domestic automotive manufacturers, expanding international market opportunities, serving the global shift toward automatic transmissions which require more components manufactured using products offered by our business, and increasing its productivity and efficiency through operational excellence. The Processed Metal Products segment is a supplier to “Blue Chip” customers in North America, which are served from the segment’s four facilities operating in four states.

The following table sets forth the selected products, industries served and customers for each segment:

	Building Products	Processed Metal Products

Selected Products	• Ventilation Products	• Cold-Rolled Strip Steel for:
	• Mailboxes	• Clutch Plates
	• Gutter Protection	• Weather Stripping
	• Structural Connectors	• Tools
	• Bar Grating	• Coinage
• Expanded Metal
• Metal Building Accessories
Selected Markets Served	• Home Improvement	• Automotive
	• Residential, Commercial, and Industrial Construction	• Power and Hand Tool Hardware Coinage
• Building Materials
• Architectural

	Building Products	Processed Metal Products

Selected Customers	• The Home Depot	• Ford Motor Company
	• Lowe’s Companies	• Honda
	• Menard Cashway Lumber	• General Motors
	• U.S. Postal Service	• Chrysler

Note 19 of the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides information related to the Company’s business segments in accordance with accounting principles generally accepted in the United States of America.

Recent Developments

Throughout 2008 and intensifying during 2009, prolonged financial market and economic turmoil impacting the United States and the rest of the world caused a significant downturn in the key markets we serve, building and construction, industrial, and automotive. During the past two years, continued illiquidity in the financial markets contributed to the significant downturn in key markets we serve. The United States Government offered incentive programs during 2009 to increase consumer spending in these markets, including the new home buyer and cash for clunker programs. However, as shown below, the residential construction and automotive markets in North America continued to experience significant declines in volume:

	For the Years Ended December 31,
	2009	2008	2007

Residential Housing Starts	0.6 million	0.9 million	1.3 million
Light Vehicle Sales	10.3 million	13.2 million	16.1 million

The decrease in residential housing starts and light vehicle sales had a significant impact on the operations of our Building Products and Processed Metal Products segments, respectively, by contributing to decreased sales volumes in each segment.

Additionally, commodity raw material prices for materials such as steel, aluminum, and resins, have fluctuated significantly during the past two years. These raw material prices impact the cost of raw materials we purchase and also impact the pricing we offer to customers on sales of our products. During the first three quarters of 2008, we were able to successfully manage significant increases in raw material costs. However, commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first two quarters of 2009. The rapid decrease in commodity prices led to lower sales prices offered to customers and falling margins on our product sales during the fourth quarter of 2008 and the first half of 2009. Commodity prices stabilized over the last six months of 2009 and the effect commodity raw material prices had on our operating results lessened. We expect our gross margins to improve in 2010 if commodity prices continue to stabilize.

In an effort to respond to these market forces, we have focused on operational excellence and continued to take steps to position the Company as a low-cost provider of our products. Our efforts have resulted in the closing or consolidation of 25 facilities since January 2008, including six during 2009. We have also aggressively reduced operating costs to adjust to the decreased sales volume and maximize cash flows generated from operating activities. Actions implemented during 2009 included further staff reductions of 25%, 10% reductions in the salaries of the Chief Executive Officer and Chief Operation Officer, 10% reduction in fees paid to the Board of Directors, suspension of salary increases and the Company’s match on 401(k) contributions, furloughs at many business units, limitations on capital expenditures, travel restrictions, and many other discretionary spending reductions. We believe these actions have helped us meet our priorities for 2009: serving our customers and maximizing our liquidity.

Many of our lean manufacturing initiatives for 2009 focused on reducing the working capital required to manage our business. Our achievements in this effort and reduced sales volume resulted in an $81 million reduction in working capital from $223 million as of December 31, 2008 to $142 million as of December 31, 2009. This reduction in working capital has allowed us to reduce our total debt outstanding by approximately $99 million from $356 million as of December 31, 2008 to $257 million as of December 31, 2009.

As a result of our efforts to reduce costs, operating income for our most recent three month period ended December 31, 2009 improved from the same period in the prior year excluding the non-cash intangible asset impairment charges of $35 million in the fourth quarter of 2009. The following summarizes results of operation for the three months ended December 31 (in thousands):

			Percentage
	2009	2008	Change

Net sales	$187,168	$249,374	(25)%
Cost of sales	153,597	221,397	(31)%

Gross profit	33,571	27,977	20%
Selling, general, and administrative expense	32,990	35,756	(8)%
Intangible asset impairment	34,597	—	100%

Loss from operations	$(34,016)	$(7,779)	337%

Net sales for the three months ended December 31, 2009 declined by 25% compared to the three months ended December 31, 2008 due to a significant decline in volume plus lower pricing as a result of the economic conditions described above which have severely impacted the markets we serve and the price of products we sell. Despite the decrease in net sales, we were able to increase the Company’s gross margin percentage from 11% in fourth quarter of 2008 to 18% during the last three months of 2009. The increase in gross margin percentage was a result of stability of costs within the commodity markets and operating cost reductions the Company made during 2009. Selling, general, and administrative expenses also decreased by 8% as a result of the cost reductions we made during 2009. Excluding the non-cash intangible impairment charges, we generated income from operations in the fourth quarter of $0.6 million compared to the significant loss from operations in the prior year.

Additionally, we entered into the Third Amended and Restated Credit Agreement (the Senior Credit Agreement) on July 24, 2009 to convert our previous credit arrangement into a secured asset-based credit facility that allowed us to remove many financial covenants contained in the Second Amended and Restated Credit Agreement before it was amended and restated. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement also provided for a term loan that originally aggregated $58.7 million, which has subsequently been repaid in full. We believe the availability of funds under our Senior Credit Agreement together with cash generated from operations provide the Company with sufficient liquidity to meet our goal of positioning Gibraltar as the low-cost provider and market share leader in niche product areas that offer the opportunity for margin enhancement and sales growth.

Subsequent to year-end, we entered into an asset purchase agreement to sell the majority of the assets of our Processed Metal Products segment. The completion of this transaction on February 1, 2010 finalized our exit from the steel processing business. This asset sale was part of our ongoing strategic plan to build a company with optimal operating characteristics and improved shareholder value. Our strategic transition included four other divestitures of steel processing businesses over the last four years including our former thermal processing, steel strapping, steel service center, and powdered metal businesses. We used the proceeds from the sale of these assets to further reduce our outstanding debt.

Industry Overview

Building products manufacturers occupy an intermediate market between the primary steel, aluminum, resin, and other material producers and the wholesale, retail building supply, and industrial manufacturing markets. The primary producers typically focus on producing high volumes of their product. We purchase raw materials from these producers and, through various production processes, convert these raw materials into specialized products for use in the construction or repair of residential and commercial buildings and industrial products. We distribute our products through wholesale distributors, retailers, and industrial manufacturers.

Steel and other metal processors occupy a market niche that exists between the primary steel and metal producers and end-user manufacturers, such as automotive manufacturers. Primary steel and metal producers typically focus on the sale of standard size and tolerance of steel and other metals to large volume purchasers, including steel and metal processors. End-user manufacturers require steel with closer tolerances and with shorter lead times than the primary steel and metal producers can provide efficiently. Steel processors like our Processed Metal Products segment, through the application of various higher value-added processes such as cold-rolling and specialized heat-treating methods, process steel to a precise grade, temper, tolerance, and finish. End-user manufacturers incorporate this processed steel into finished goods.

Products and Services

Building Products

The Building Products segment is primarily, but not exclusively composed of manufacturers of metal products used in the residential and commercial building and industrial manufacturing markets. We operate 48 facilities in 21 states, Canada, England, Germany, and Poland, giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.

We manufacture an extensive variety of products that are sold through a number of sales channels including lumber and building material wholesalers, buying groups, discount and major retail home centers, major home builders, heating, ventilation and air conditioning and roofing distributors, residential, industrial and commercial contractors, and industrial manufacturers. Our product offerings include a full line of bar grating and safety plank grating used in walkways, platforms, safety barriers, drainage covers, and ventilation grates; expanded metal used in walkways, shelving, barriers, patio furniture, and other applications where both visibility and security are necessary; perforated metal and metal lath products; fiberglass grating used in areas where high strength, light weight, low maintenance, and corrosion resistance are required; ventilation products and accessories; storage solutions, including mailboxes and package delivery products; roof edging, underlayment and flashing; soffit; drywall corner bead; structural support products; coated coil stock; metal roofing and accessories; steel framing; rain-carrying systems, including gutters and accessories; builders’ hardware, shelving and closet rods; lawn and garden products; diffusers and fasteners, each of which can be sold separately or as an integral part of a package or program sale.

We improve our offerings of building products by launching new products, enhancing existing products and adjusting product specifications to respond to building code and regulatory changes. During 2009, our USP subsidiary launched new products, including the Deck Tie Back and Lumber Lok Screw, to provide solutions for contractors involved in the installation of decks. Our Florence Corporation (Florence) subsidiary added new accessories to its versatile 4C mailbox line and now offers additional modules that complement the use of this product line. We also continued to develop new mailbox and post products that were first marketed to our retail customers during 2009. Our Expanded Metal Company subsidiary developed window guard and roof tile clips marketed to the European markets we serve. Another subsidiary, Southeastern Metals Manufacturing Company, Inc. began offering a commercial series gutter protection system called the Micro-CStm system, which is marketed under our Gutter Helmet® product line. Our Building Products segment continues to develop new products and offerings to expand its product lines and to provide additional solutions to homeowners and contractors.

Many of our building products are used by home owners and builders to provide structural and architectural enhancements for residential and commercial building projects, including projects in geographic locations subject to severe weather or seismic activity, and facilitate compliance with increasingly stringent building codes and insurance requirements. Our building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, copper, brass, zinc, and various plastic compounds. These metal purchases, when added to our existing Processed Metal Products segment purchases of cold-rolled steel, enhance our purchasing position due to the increased total volume and value-added component of these purchases.

Our production capabilities allow us to process the wide range of metals and plastics necessary for manufacturing building products. Our equipment includes automatic roll forming machines, stamping presses, shears, press brakes, paint lines, milling, welding, injection molding, and numerous automated assembly machines. We maintain our equipment through a thorough preventive maintenance program, including in-house tool and die shops, allowing us to meet the demanding service requirements of many of our customers.

Processed Metal Products

Our Processed Metal Products segment manufactures cold-rolled strip steel and provides materials management. Through a joint venture, the segment also offers steel pickling services. We operate this segment through four locations in four states.

Our cold-rolled strip steel is used in applications that demand more precise widths, improved surface conditions and tighter gauge tolerances than are typically supplied by primary producers of flat-rolled steel products. Consistent with our strategy of focusing on value-added products and services, we produce a broad range of fully processed cold-rolled strip steel products. We buy wide sheet steel in coils from primary producers and process it to specific customer orders by performing computer-aided processes such as cold reduction, annealing, edge rolling and slitting. Cold reduction is the rolling of steel to a specified thickness, tolerance and finish. Annealing is a thermal process that changes hardness and certain metallurgical characteristics of steel. Edge rolling involves conditioning edges of processed steel into square, full round or partially round shapes. Slitting is the cutting of steel to specified widths. Depending on customer specifications, we use one or more of these processes to produce steel strip of a precise grade, temper, tolerance, and finish. Customers for our strip steel products include manufacturers in the automotive, automotive supply, power and hand tool, hardware, coinage, and other industries.

Our rolling mills include automatic gauge control systems with hydraulic screw downs allowing for micro-second adjustments during processing. Our computerized mills enable us to satisfy an industry demand for a wide range of steel from heavier gauge and special alloy steels to low carbon and light gauge steels, in each case having a high quality finish and precision gauge tolerance.

Our rolling facilities are further complemented by high convection annealing furnaces, which allow for shorter annealing times than conventional annealers. Our furnaces employ advanced technology that incorporates the use of a hydrogen atmosphere for the production of cleaner and more uniform steel. As a result of our annealing capabilities, we are able to produce cold-rolled strip steel with improved consistency in terms of thickness, hardness, and molecular grain structure and surface.

We can produce certain strip steel products on oscillated coils, which wind strip steel similar to the way fishing line is wound on a reel. Oscillating the strip steel enables us to put a greater volume of finished product on a coil than standard ribbon winding, allowing customers to achieve longer production runs by reducing the number of equipment shut-downs to change coils. Customers are thus able to increase productivity, reduce downtime, improve yield, and lengthen die life. These benefits to customers allow us to achieve higher margins on oscillated products. To our knowledge, few steel producers are able to produce oscillated coils, and we are not aware of any competitor that can produce 6,000-pound oscillated coils, the maximum size we produce.

We also operate a materials management facility in Michigan that links primary steel producers and end-user manufacturers by integrating the inventory purchasing, receiving, inspection, billing, storage, and shipping functions and producing just-in-time delivery of materials.

We have a 31% interest in the Samuel Steel Pickling Company, a joint venture with Samuel Manu-Tech, Inc. that has two steel pickling operations in Ohio. After the hot rolling process, the surface of sheet steel is left with a residue known as scale, which must be removed prior to further processing by a cleaning process known as pickling. This joint venture pickles steel on a toll basis, receiving fees for pickling services without acquiring ownership of the steel.

Quality Assurance

We place great importance on providing our customers with high-quality products for use in critical applications. We carefully select our raw material vendors and use computerized inspection and analysis to maintain our quality standards so that our products will meet critical customer specifications. To meet customer specifications, we use documented procedures utilizing statistical process control systems linked directly to processing equipment to monitor all stages of production. Physical, chemical, and metallographic analyses are performed during the production process to verify that mechanical and dimensional properties, cleanliness, surface characteristics, and chemical content are within specification. In addition, all of our facilities that provide services or products to the automotive industry are either TS 16949-2002 or ISO 9001-2000 registered and many of our building products facilities are ISO 9001-2000 registered.

Technical Services

We employ a staff of engineers, metallurgists, and other technical personnel and maintain fully-equipped, modern laboratories to support our operations. These laboratories enable us to verify, analyze and document the physical, chemical, metallurgical, and mechanical properties of our raw materials and products. In addition, our engineering staff employs a range of CAD/CAM programs to design highly specialized and technically precise products. Technical service personnel also work in conjunction with our sales force to determine the types of products and services required for the particular needs of our customers.

Suppliers and Raw Materials

Steel and metal processing companies are required to maintain substantial inventories of raw material in order to accommodate the short lead times and just-in-time delivery requirements of their customers. Accordingly, we plan our purchases to maintain an inventory of raw materials at sufficient levels to satisfy the anticipated needs of our customers. We manage our inventory levels through forecasts of customer orders, efficient supply chain management, and an ongoing assessment of market conditions.

The primary raw material we purchase is flat-rolled steel which is used in our Building Products and Processed Metal Products segments. To a lesser extent, we purchase aluminum and resins for use in our Building Products segment.

We purchase flat-rolled steel at regular intervals on an as-needed basis, primarily from the major North American suppliers, as well as a limited amount from foreign steel producers. Because of our strategy to develop longstanding relationships in our supply chain, we have been able to adjust our deliveries of flat-rolled steel to match our required inventory position.

In 2009, we purchased all of our aluminum requirements from several domestic mills with a small amount sourced with off-shore mills. Our resin purchases are all domestic, primarily through distributors with a small amount direct from the manufacturer. Supply has been adequate from these sources to fulfill our needs.

We purchase natural gas and electricity from suppliers in proximity to our operations.

We have no long-term contractual commitments with our suppliers. Our Vice President of Supply Chain Management continually examines and improves our purchasing practices across our geographically dispersed facilities in order to streamline purchasing across like commodities.

Intellectual Property

We protect our intellectual property by trademark, copyright, and patent registrations and use our intellectual property in the business activities of each operating segment. While no individual item of our intellectual property is considered material, we do believe our trademarks, copyrights, and patents provide us with a competitive advantage when marketing our products to customers.

Sales and Marketing

Our products and services are sold primarily by our sales personnel and outside sales representatives located throughout the United States, Canada, Mexico, and Europe. We have organized sales teams to focus on specific customers and national accounts to allow us to provide enhanced supply solutions, and enhance our ability to increase the number of products that we provide to those customers and accounts. Our sales staff works with certain retail customers to optimize shelf space for our products which is expected to increase sales at these locations.

Customers and Distribution

We have numerous customers located throughout the United States, Canada, Mexico, Europe, and Central America, principally in the building and construction, general manufacturing, automotive, automotive supply, steel, and machinery industries. Major customers include home improvement retailers, building product distributors, automobile manufacturers and suppliers, and commercial and residential contractors.

The Home Depot represented 13%, 8%, and 10% of our consolidated net sales for 2009, 2008, and 2007, respectively. No other customer accounted for more than 10% of our net sales.

During 2009, 2008, and 2007, The Home Depot accounted for approximately 16%, 10%, and 13%, respectively, of the net sales of our Building Products segment. No other customer accounted for more than 10% of our Building Products segment’s net sales during these periods.

During 2009, Ford Motor Company accounted for 18% of the net sales of the Processed Metal Products segment. No customer represented 10% or more of this segment’s net sales in 2008. And, General Motors accounted for 11% of the net sales of this segment in 2007. No other customer accounted for more than 10% of our Processed Metal Products segment’s net sales during these periods.

Although we negotiate annual sales orders with the majority of our customers, these orders are subject to customer confirmation as to product amounts and delivery dates. We do not have long-term contracts with any of our customers.

Backlog

Because of the nature of our products and the short lead time order cycle, backlog is not a significant factor in our business. We believe that substantially all of our firm orders existing on December 31, 2009 will be shipped prior to the end of the first quarter of 2010.

Competition

Both segments operate in highly competitive markets. We compete in the building products and processed metal products markets with several domestic suppliers and, in the case of processed metal products, some foreign manufacturers. A few of our competitors in the Building Products and Processed Metal Products segments may be larger, have greater financial resources or have less financial leverage than we do. As a result, these competitors may be better positioned to respond to any downward pricing pressure or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their businesses. Our competition in both segments differs according to unique characteristics of each segment. We describe the competitive conditions for both segments in detail below.

Building Products

We compete with numerous suppliers of building products based on the range of products offered, quality, price, and delivery. Although some of these competing suppliers are large companies, the majority are small to medium-sized and do not offer the range of building products we do.

The prices for the raw materials we use in our Building Products operations, primarily steel, aluminum, and plastic, are volatile due to a number of factors beyond our control, including supply shortages, general industry and economic conditions, labor costs, import duties, tariffs, and currency exchange rates. Although we have strategies to deal with volatility in raw material costs such as reducing inventory levels, other competitors in this segment who do not have to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and thereby compete effectively against us on product price.

We believe our broad range of products, high product quality, and sustained ability to meet exacting customer delivery requirements gives us a competitive advantage over many competitors in this segment.

Processed Metal Products

The metal processing market is highly competitive. We compete with a small number of other metal processors, including Worthington Industries and Steel Technologies. These processors also focus on fully processed, high value-added metal products like we do. We compete in this market on the basis of precision and range of achievable tolerances, quality, price, and the ability to meet delivery schedules dictated by customers.

The prices for the raw materials we use in our Processed Metal Products operations, primarily steel, are volatile due to the same factors described above with respect to our Building Products segment. Although we have strategies to deal with volatility in raw material costs such as indexing pricing on certain customer orders to steel costs to reduce the impact of market volatility on our margins and matching purchase commitments with sales orders, other competitors in this segment which do not have to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and thereby compete effectively against us on product price during times of price volatility.

We believe our ability to meet stringent process specifications and the quality of our processed metal products give us a competitive advantage over competitors in this segment.

Employees

At December 31, 2009, we employed approximately 2,450 people, of which 2,190 and 230 were employed in the Building Products and Processed Metal Products segments, respectively. Approximately 22% of our workforce was represented by unions through various collective bargaining agreements (CBAs) as of December 31, 2009. Unions represent 62% and 18% of our Processed Metal Products and Building Products employees, respectively. Three CBAs, representing 4% of our workforce, expire during 2010. Our other CBAs expire between January 31, 2011 and March 31, 2012. We historically have had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current agreements.

Seasonality

Our net sales are generally lower in the first and fourth quarters primarily due to customer plant shutdowns in the automotive industry due to holidays and model changeovers, as well as reduced activity in the building and construction industry due to colder and more inclement weather.

Governmental Regulation

Our processing centers and manufacturing facilities are subject to many federal, state, and local requirements relating to the protection of the environment and we use environmentally sensitive materials in our production processes. For example, we lubricate our machines with oil and use oil baths to treat some of our products. We believe that we operate our business in material compliance with all environmental laws and regulations, do not anticipate any material expenditures to meet environmental requirements and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations. However, we could incur operating costs or capital expenditures in complying with new or more stringent environmental requirements in the future or with current requirements if they are applied to our facilities in a way we do not anticipate. In addition, new or more stringent regulation of our energy suppliers could cause them to increase the cost of energy they supply us.

Our operations are also governed by many other laws and regulations covering our labor relationships, the zoning of our facilities, our general business practices, and other matters. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations.

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

As noted above in the “Recent Developments” section of Item 1 of this Annual Report on Form 10-K, we sold the majority of the assets of our Processed Metal Products segment on February 1, 2010, and have exited this business subsequent to year-end. The risk factors below include risks related to the Processed Metal Products segment as this business was owned and operated as a continuing operation for all relevant periods covered by this Annual Report on Form 10-K. These risk factors may not be relevant to the Company in future periods as a result of our sale of assets of the Processed Metal Products segment.

The United States and worldwide capital and credit markets have experienced significant price and credit availability volatility, dislocations, and disruptions.

These events have caused market prices of many stocks to fluctuate substantially, the spreads on prospective debt financings to widen considerably, and have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events may also make it more difficult or costly for us to raise capital through the issuance of our equity securities and could reduce our net income by increasing our interest expense and other costs of capital. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock.

The diminished availability of credit and other capital is also affecting the key end markets we serve including the residential and commercial construction and North American automotive markets. There is continued uncertainty as to sustained recovery of the worldwide capital and credit markets and the impact this period of volatility will continue to have on our key end markets. The effects of the U.S. Government’s measures to aid economic recovery including economic stimulus legislation and financial assistance to automotive original equipment manufacturers (OEMs) continue to be unknown. Further volatility in the worldwide capital and credit markets may continue to significantly impact the key end markets we serve and could result in further reductions in sales volumes, increased credit and collection risks, and may have other adverse effects on our business.

The building and construction industry and the automotive industry account for a significant portion of our sales, and reduced demand from these industries is likely to adversely affect our profitability and cash flow.

The residential construction and automotive markets in North America experienced the following declines in volume beginning in 2008 and continuing throughout 2009:

	For the Years Ended December 31,
	2009	2008	2007

Residential Housing Starts	0.6 million	0.9 million	1.3 million
Light Vehicle Sales	10.3 million	13.2 million	16.1 million

Net sales of our Building Products segment, which primarily sells products for use in the building and construction industry, accounted for approximately 83%, 80%, and 78% of our net sales in 2009, 2008, and 2007, respectively. The majority of these sales are made to retail home improvement centers and wholesale distributors. In 2009, 2008, and 2007, The Home Depot accounted for approximately 13%, 8%, and 10% of our net sales, respectively. A loss of sales to the building and construction industry, or to the specified customer, would adversely affect our profitability and cash flow as it did throughout the year ended December 31, 2009. Our sales of building products decreased during 2009 and 2008 due to a decline in demand in the new build residential building industry, causing a decrease in net sales in our historic building products businesses. This reduction in volume caused a decrease in our operating margins in that segment compared to prior years. This industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence, and other factors beyond our control.

Net sales of our Processed Metal Products segment, which primarily sells products for use in the automotive industry, accounted for approximately 17%, 20%, and 22% of our net sales in 2009, 2008, and 2007, respectively. We estimate that net sales of our products for use in the automotive industry accounted for approximately 74%, 67%, and 77% of our Processed Metal Products segment’s net sales in 2009, 2008, and 2007, respectively. Such sales include shipments directly to automotive manufacturers and to manufacturers of automotive components and parts. We had accounts receivable balances of $20.7 million and $18.0 million from these customers as of December 31, 2009 and 2008, respectively. The automotive industry experiences significant fluctuations in demand based on numerous factors such as general economic conditions, availability of credit, consumer confidence, and other factors beyond their control. The domestic automotive industry is currently experiencing a difficult operating environment that has resulted and may continue to result in lower levels of vehicle production and continued decreases in demand for the products sold by our Processed Metal Products segment.

Many automotive manufacturers and their suppliers have received additional capital to continue operations from the U.S. Government and filed bankruptcy within the past twelve months. The financial difficulties of certain customers and any failed efforts under way by our customers to improve their overall financial condition could result in numerous changes that are beyond our control, including additional bankruptcies, customer plant closings, decreased production, changes in the product mix or distribution patterns, labor disruptions, unfavorable changes in our pricing, terms, or service conditions, as well as other changes we may not currently anticipate. The occurrence of any of these events have, and would continue to, adversely impact our financial results.

Downturns in demand from the building and construction industry, the automotive industry, or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our products to customers in any of these industries, could continue to adversely affect our profitability and cash flows.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy, or our industry and prevent us from meeting our obligations.

We have total indebtedness of $257.3 million as of December 31, 2009. The following chart shows our level of indebtedness and certain other information as of December 31, 2009 (dollars in millions):

	As of
	December 31, 2009

Revolving credit facility	$50.0
Senior subordinated notes	201.7
Other	5.6

Total debt	$257.3

Shareholders’ equity	$528.2

Ratio of earnings to fixed charges(1)	0.4	x

(1)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes minus net undistributed equity earnings minus capitalized interest plus intangible asset impairment charges plus fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs), capitalized interest, and the portion of operating rental expense that management believes is representative of the interest component of rent expense.

We may not be able to generate sufficient cash flow from profitability and other sources to service all of our indebtedness and we could be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Relative to current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

The terms of the indenture for our Senior Subordinated 8% Notes do not fully prohibit us or our subsidiaries from incurring additional debt. Additionally, our Senior Credit Agreement provides us with a revolving credit facility commitment of $200 million with borrowings limited to the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of our significant domestic subsidiaries. At December 31, 2009, we had $69.7 million of availability under our revolving credit facility. Under the terms of our Senior Credit Agreement, we are required to repay all amounts outstanding under the revolving credit facility by August 30, 2012. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under our Senior Credit Agreement and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.

In addition, our substantial degree of indebtedness could have other important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes;

•	a substantial portion of our cash flows from operations have been and are expected to be dedicated to the payment of principal and interest on our indebtedness and may not be available for other purposes, including our operations, capital expenditures, and future business opportunities;

•	certain of our borrowings, including borrowings under our Senior Credit Agreement, are at variable rates of interest, exposing us to the risk of increased interest rates; and

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt.

Restrictive covenants may adversely affect our operations.

Our Senior Credit Agreement and the indenture governing our Senior Subordinated 8% Notes contain various covenants that limit our ability to, among other things:

•	incur additional debt or provide guarantees in respect of obligations of other persons;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem, or repurchase debt;

•	make loans, investments, and capital expenditures;

•	incur debt that is senior to our Senior Subordinated 8% Notes but junior to our indebtedness under our Senior Credit Agreement and other senior indebtedness;

•	incur liens;

•	restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•	enter into new lines of business.

In addition, the restrictive covenants in the Senior Credit Agreement require us to maintain minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA as defined in the Senior Credit Agreement) levels, or a specified financial ratio. In 2009, the Senior Credit Agreement required us to maintain the following minimum EBITDA levels for the following periods:

Minimum EBITDA

Six-months ended June 30, 2009	$0
Nine-months ended September 30, 2009	$13,000,000
Year ended December 31, 2009	$28,000,000

The minimum EBITDA level covenant will not be tested after December 31, 2009. Beginning on March 31, 2010 and quarterly thereafter on a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00.

Our ability to meet these restrictive covenants in the future can be affected by events beyond our control and we cannot assure you that we will meet those financial ratios and tests. A breach of any of these covenants would result in a default under the Senior Credit Agreement. Upon the occurrence of an event of default under the Senior Credit Agreement, we would attempt to receive a waiver from our lenders, which could result in us incurring additional financing fees that would be costly and adversely affect our profitability and cash flows. If a waiver was not provided, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. If such event of default and election occurs, the lenders under the Senior Credit Agreement would be entitled to be paid before current Senior Subordinated 8% Note holders receive any payment under our notes. In addition, if we were unable to repay those amounts, the lenders under the Senior Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all our assets as collateral under our Senior Credit Agreement. If the lenders under our Senior Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay debt outstanding under our Senior Credit Agreement and our other indebtedness, including our Senior Subordinated 8% Notes, or borrow sufficient funds to refinance such indebtedness. An acceleration of the amounts outstanding under the Senior Credit Agreement would result in an event of default under our Senior Subordinated 8% Notes which would then entitle the holders thereof to accelerate and demand repayment of the notes as well. Even if we are able to obtain new financing to pay the amounts due under the Senior Credit Agreement and Senior Subordinate 8% Notes, it may not be on commercially reasonable terms, or terms that are acceptable to us. A breach of any of our covenants would have an adverse effect on our business, results of operations, and cash flow.

Variable rate indebtedness subjects us to interest rate risk which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our Senior Credit Agreement, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Assuming all revolving loans were fully drawn or funded on December 31, 2009, as applicable, each 25 basis point change in interest rates would result in a $0.5 million change in annual interest expense on debt outstanding under our Senior Credit Agreement.

We rely on a few customers for a significant portion of our net sales, and the loss of those customers would adversely affect us.

Some of our customers are material to our business and results of operations. In 2009, 2008, and 2007, our ten largest customers accounted for approximately 34%, 27%, and 28% of our net sales, respectively. Our percentage of net sales to our major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in the markets we serve, including retailers selling building products and the automotive industry, our net sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our top customers. These customers are also able to exert pricing and other influences on us, requiring us to market, deliver and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss, bankruptcy, or significant decrease in business from any of our major customers has had and would continue to have a material adverse effect on our business, results of operations, and cash flow.

Our business is highly competitive, and increased competition could reduce our gross profit, net income, and cash flow.

The principal markets that we serve are highly competitive. Competition is based primarily on the precision and range of achievable tolerances, quality, price, raw materials and inventory availability, and the ability to meet delivery schedules dictated by customers. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do and some of which have more established brand names in the markets we serve. Increased competition could force us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income, and cash flow and cause us to lose market share.

Our future operating results may be affected by fluctuations in raw material costs. We may not be able to pass on increases in raw material costs to our customers.

Our principal raw materials are steel, aluminum, and resins, which we purchase from multiple primary suppliers. The steel industry as a whole is cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs, competition, import duties, tariffs, and currency exchange rates. This volatility can significantly affect our steel costs. Our other significant raw materials, including aluminum and resins, are also subject to price volatility.

Global consolidation of the primary steel producers and increased demand from other nations such as China and India continue to put upward pressure on market prices for steel and other commodities. Additionally, we are required to maintain substantial inventories to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon historic buying practices and market conditions. In an environment of increasing raw material prices, competitive conditions will impact how much of the steel price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the profitability of our business and resulting cash flows could be adversely affected. In the event of rapidly decreasing raw material prices, which occurred in the fourth quarter of 2008 and during the first half of 2009, we may be left to absorb the cost of higher cost inventory as customers receive reduced pricing related to decreases in raw material costs. To the extent we are unable to match our costs to purchase raw materials to prices given to our customers, the profitability of our business and resulting cash flows could be adversely affected.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of steel, aluminum, or other metals should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. The number of available suppliers has been reduced in recent years due to industry consolidation and bankruptcies affecting steel and metal producers and this trend may continue. Our top ten suppliers accounted for 36% of our purchases during 2009. We could be significantly and adversely affected if delivery were disrupted from a major supplier or several suppliers. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our results, profitability, and cash flow.

Increases in energy and freight prices would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices for our products.

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

We may not be able to identify, manage, and integrate future acquisitions successfully, and if we are unable to do so, we are unlikely to sustain growth in net sales or profitability and our ability to repay our outstanding indebtedness may decline.

Historically, we have grown through a combination of internal growth plus external expansion through acquisitions. Although we intend to actively pursue our growth strategy in the future, we cannot provide any assurance that we will be able to identify appropriate acquisition candidates or, if we do, that we will be able to negotiate successfully the terms of an acquisition, finance the acquisition, or integrate the acquired business profitably into our existing operations. Integration of an acquired business could disrupt our business by diverting management away from day-to-day operations and could result in liabilities that were not anticipated. Further, failure to integrate any acquisition successfully may cause significant operating inefficiencies and could adversely affect our profitability and our ability to repay our outstanding indebtedness. Consummating an acquisition could require us to raise additional funds through additional equity or debt financing. Additional debt financing would increase our interest expense and reduce our cash flow otherwise available to reinvest in our business and neither debt nor equity financing may be available on satisfactory terms when required.

We are subject to information system security risks and systems integration issues could disrupt our internal operations.

We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to theft, damage, or interruption from a variety of sources, including but not limited to malicious computer code, such as worms, viruses and Trojan horses, security breaches, and defects in design. The implementation of new information technology solutions could lead to interruptions of information flow internally and to our customers and suppliers while the implementation project is being completed. We implemented new systems in 2009 and plan to continue with new system implementations in 2010 at several additional business units. Various measures have been taken to manage our risks related to information system and network disruptions, but a security breach, system failure, or failure to implement new systems properly could negatively impact our operations and financial results.

Our principal stockholders have the ability to exert significant influence in matters requiring a stockholder vote and could delay, deter, or prevent a change in control of the Company.

Approximately 17% of our outstanding common stock, including shares of common stock issuable under options and similar compensatory instruments granted which are exercisable, or which are vested or will vest within 60 days, are owned by Brian J. Lipke, who is the Chairman of the Board and Chief Executive Officer of the Company and Eric R. Lipke, Neil E. Lipke, Meredith A. Lipke, and Curtis W. Lipke, all of whom are siblings, and certain trusts for the benefit of each of them. As a result, the Lipke family has influence over all actions requiring stockholder approval, including the election of our board of directors. Through their concentration of voting power, the Lipke family could delay, deter, or prevent a change in control of our Company or other business combinations that might otherwise be beneficial to our Company. In deciding how to vote on such matters, the Lipke family may be influenced by interests that conflict with the interests of other shareholders. In addition, the Lipke family may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in the Company, even though those transactions may involve risks to our other shareholders.

We depend on our senior management team, and the loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain, and maintain additional personnel could prevent us from successfully executing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel other than Brian J. Lipke, our Chairman of the Board and Chief Executive Officer, and Henning Kornbrekke, our President and Chief Operating Officer.

We could incur substantial costs in order to comply with, or to address any violations of, environmental laws.

Our operations and facilities are subject to a variety of federal, state, local, and foreign laws and regulations relating to the protection of the environment and human health and safety. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled, and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of or at facilities we divested, which could result in future expenditures that cannot be currently quantified and which could reduce our profits and cash flow. We may be held strictly liable for the contamination of these sites, and the amount of that liability could be material. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site, even with respect to contamination for which we are not responsible. Changes in environmental laws, regulations or enforcement policies, including without limitation new or more stringent regulations affecting greenhouse gas emissions, could have a material adverse effect on our business, financial condition, or results of operations.

Labor disruptions at any of our major customers or at our own manufacturing facilities could adversely affect our results of operations and cash flow.

Many of our important customers, including customers in the automotive industry, have heavily unionized workforces and have sometimes experienced significant labor disruptions such as work stoppages, slow-downs, and strikes. A labor disruption at one or more of our major customers could interrupt production or sales by that customer and cause the customer to halt or limit orders for our products and services. Any such reduction in the demand for our products and services would adversely affect our net sales, results of operations, and cash flow.

In addition, approximately 22% of our own employees are represented by unions through various collective bargaining agreements that are scheduled to expire between June 30, 2010 and March 31, 2012. Unions represent 62% and 18% of our Processed Metal Products and Building Products employees, respectively. It is likely that our unionized employees will seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations, and cash flow.

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

Economic, political, and other risks associated with foreign operations could adversely affect our financial results.

Although the majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 11% of our consolidated net sales during the year ended December 31, 2009. We have facilities in Canada, England, Germany, and Poland. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in governmental policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply, and changes in duties or taxes. Adverse changes in any of these risks could adversely affect our net sales, results of operations, and cash flows.

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

We maintain our corporate headquarters in Buffalo, New York and conduct business operations in facilities located throughout the United States and in Canada, England, Germany, and Poland.

We believe the facilities we operate, listed below, and their equipment are effectively utilized, well maintained, in good condition, and will be able to accommodate our capacity needs through 2010.

Location	Utilization	Square Footage

Corporate
Buffalo, New York	Headquarters	24,490	(1)
Processed Metal Products
Woodhaven, Michigan	Materials management facility	100,000	(2)
Cheektowaga, New York	Administrative office and strip steel processing	148,000
Cleveland, Ohio	Administrative office and strip steel processing	259,000	(2)
Brownsville, Texas	Warehouse	15,000	(1,2)
Building Products
U.S. Locations
Birmingham, Alabama	Administrative office and building products manufacturing	202,000
Fontana, California	Building products manufacturing	80,000
Fontana, California	Administrative office and warehouse	69,720	(1)
Livermore, California	Building products manufacturing	103,470	(1)
Stockton, California	Administrative office and building products manufacturing	318,320
Visalia, California	Building products manufacturing	80,000
Denver, Colorado	Administrative office and building products manufacturing	119,442	(1)
Wilmington, Delaware	Building products manufacturing and warehouse	27,500	(1)
Jacksonville, Florida	Administrative office and building products manufacturing	261,400	(1)
Lakeland, Florida	Warehouse	90,835
Largo, Florida	Administrative office and building products manufacturing	100,000
Miami, Florida	Warehouse	48,893	(1)
Honolulu, Hawaii	Warehouse	18,200	(1)
Bourbonnais, Illinois	Building products manufacturing	280,000	(1)
Peoria, Illinois	Administrative office	1,610	(1)
Clinton, Iowa	Building products manufacturing	100,000
Junction City, Kansas	Warehouse	20,000	(1)
Manhattan, Kansas	Administrative office and building products manufacturing	192,000
Lafayette, Louisiana	Building products manufacturing	34,000
Burnsville, Minnesota	Administrative office	21,009	(1)
Montgomery, Minnesota	Administrative office and building products manufacturing	170,000
Taylorsville, Mississippi	Administrative office and building products manufacturing	397,484
North Kansas City, Missouri	Building products manufacturing	26,365	(1)
Orrick, Missouri	Building products manufacturing	127,000
Lumberton, New Jersey	Warehouse	25,805	(1)
Youngstown, Ohio	Administrative office and building products manufacturing	32,424
Portland, Oregon	Administrative office and building products manufacturing	10,000

Location	Utilization	Square Footage

Greenville, South Carolina	Warehouse	18,000	(1)
Dallas, Texas	Administrative office and building products manufacturing	175,000	(1)
Dayton, Texas	Building products manufacturing	45,000
Houston, Texas	Building products manufacturing	48,000	(1)
Houston, Texas	Warehouse/Distribution	25,000	(1)
San Antonio, Texas	Administrative office and building products manufacturing	120,050	(1)
Orem, Utah	Building products manufacturing	88,685
Salt Lake City, Utah	Warehouse	30,040	(1)
Fife, Washington	Administrative office and building products manufacturing	324,220
Kent, Washington	Warehouse	9,600	(1)
Appleton, Wisconsin	Administrative office and building products manufacturing	100,262
Appleton, Wisconsin	Warehouse	42,582
Canadian Locations
Langley, British Columbia	Building products manufacturing	41,000	(1)
Burlington, Ontario	Administrative office and building products manufacturing	78,000	(1)
Thornhill, Ontario	Administrative office and building products manufacturing	60,500	(1)
Iberville, Quebec	Administrative office and building products manufacturing	32,172
Iberville, Quebec	Warehouse	15,000	(1)
European Locations
Hannover, Germany	Administrative office and building products manufacturing	81,453	(1)
Poznan, Poland	Administrative office and warehouse	3,120	(1)
Hartlepool, United Kingdom	Administrative office and building products manufacturing	258,907	(1)
Redditch, United Kingdom	Administrative office	18,151	(1)

(1)	Leased. All other facilities owned.

(2)	These facilities were sold or the lease was assigned as a result of the February 1, 2010 agreement to sell the majority of the assets of our Processed Metal Products segment.

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

As of December 31, 2009 there were 150 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company’s common stock is traded in the over-the-counter market and quoted on the NASDAQ Stock Exchange — Global Select Market (“NASDAQ”) under the symbol “ROCK.” The following table sets forth the high and low sale prices per share for the Company’s common stock for each quarter of 2009 and 2008 as reported on the NASDAQ Stock Exchange.

	2009		2008
	High	Low	High	Low

Fourth Quarter	$16.74	$10.51	$18.98	$8.40
Third Quarter	$15.65	$5.62	$24.63	$11.82
Second Quarter	$8.55	$4.32	$17.33	$10.35
First Quarter	$12.95	$3.41	$15.53	$9.59

The Company did not declare cash dividends during 2009 and declared dividends of $0.05 per share in each of the first, second, third, and fourth quarters of 2008.

Cash dividends are declared at the discretion of the Company’s Board of Directors. The Board of Directors reviews the dividend quarterly and establishes the rate of any dividend it determines to pay based upon such factors as the Company’s earnings, financial condition, capital requirements, debt covenant requirements, and other relevant conditions. During the first quarter of 2009, the Board of Directors approved management’s suggestion to suspend quarterly dividends indefinitely as a result of the impact of economic conditions on the Company and the markets it serves. The Company expects to continue to declare and pay cash dividends on its common stock in the future when earnings are available. However, the Company cannot assure that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount or at the same frequency as paid in the past.

Equity Compensation Plan Information

The following table summarizes information concerning securities authorized for issuance under the Company’s stock option plans:

			Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future
	Exercise of	Exercise Price of	Issuance Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans(1)

Equity Compensation Plans Approved by Security Holders	630,889	$17.88	1,434,736

Total	630,889	$17.88	1,434,736

(1)	Consists of the Company’s Third Amendment and Restatement of the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the Plan). Note 12 of the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides additional information regarding the Plan and securities issuable upon exercise of options. The Company has no currently effective equity compensation plans not approved by its shareholders.

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

The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2009. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2004 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Gibraltar Industries Inc., The S&P Smallcap 600 Index
And The S&P SmallCap 600 Industrials

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2009 have been derived from the Company’s audited financial statements. The selected historical consolidated financial data presented in Item 6 are qualified in their entirety by, and should be read in conjunction with, the Company’s audited consolidated financial statements and notes thereto contained in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Net sales	$834,218	$1,232,299	$1,198,715	$1,125,864	$902,781
(Loss) income from operations	(52,034)	81,469	75,741	111,690	77,416
Interest expense	25,915	29,235	32,498	26,226	19,485
(Loss) income before income taxes	(77,633)	52,958	44,415	72,564	58,197
(Benefit of) provision for income taxes	(25,761)	19,553	17,476	27,436	22,248
(Loss) income from continuing operations	(51,872)	33,405	26,939	45,128	35,949

(Loss) income from continuing operations per share — Basic	$(1.72)	$1.11	$0.90	$1.52	$1.21
Weighted average shares outstanding — Basic	30,135	29,981	29,867	29,712	29,608

(Loss) income from continuing operations per share — Diluted	$(1.72)	$1.11	$0.89	$1.50	$1.21
Weighted average shares outstanding — Diluted	30,135	30,193	30,116	30,006	29,810

Cash dividends declared per common share	$0.00	$0.20	$0.25	$0.15	$0.20
Current assets	$251,151	$348,229	$440,745	$455,780	$424,004
Current liabilities	109,016	125,201	134,225	124,415	157,248
Total assets	973,968	1,146,359	1,281,408	1,152,868	1,205,012
Total debt	257,282	356,372	487,545	399,313	461,513
Shareholders’ equity	528,226	568,487	567,760	550,228	494,025

Capital expenditures	$10,813	$21,595	$17,691	$20,579	$16,566
Depreciation	27,228	26,560	25,472	20,726	15,943
Amortization	5,185	7,347	5,480	3,896	2,314

During the year ended December 31, 2009, the Company recorded intangible asset impairment charges of $60.1 million, which contributed to $1.34 of the loss from continuing operations per diluted share. No intangible asset impairment charges were recognized during any other period presented in the table above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s risk factors and its consolidated financial statements and notes thereto included in Item 1A and Item 8, respectively, of this Annual Report on Form 10-K. Certain information set forth herein Item 7 constitutes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions, and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” on page 2 of this Annual Report on Form 10-K.

Overview

In 2009 and prior years, we have been a leading manufacturer, processor, and distributor of residential and commercial building products and processed metal products for the building and construction, industrial, and automotive markets. Our building products are used by homeowners and builders to provide structural and architectural enhancements for residential and commercial building projects. Our processed metal products are comprised primarily of steel shaped to specific widths and hardened to certain tolerances as required by our customers. We serve customers in a variety of industries in all 50 states and throughout the world. As of December 31, 2009, we operate 53 facilities in 23 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers.

Subsequent to year-end, we disposed of the majority of the assets of our Processed Metal Products segment. See the discussion of this disposition below under the heading “Divestitures”. As a result of this disposition, the Company will no longer report results of the Processed Metal Products segment beginning in 2010. Unless the context otherwise requires, all information herein regarding the Processed Metal Products segment is as of December 31, 2009.

Throughout 2008 and intensifying during 2009, prolonged financial market and economic turmoil impacting the United States and the rest of the world caused a significant downturn in the key markets we serve, building and construction, industrial, and automotive. During the past two years, continued illiquidity in the financial market contributed to the significant downturn in key markets we serve. The United States Government offered incentive programs during 2009 to increase consumer spending in these markets, including the new home buyer and cash for clunker programs. However, as shown below, the residential construction and automotive markets in North America continued to experience significant declines in volume:

	For the Years Ended December 31,
	2009	2008	2007

Residential Housing Starts	0.6 million	0.9 million	1.3 million
Light Vehicle Sales	10.3 million	13.2 million	16.1 million

The decrease in residential housing starts and light vehicle sales had a significant impact on the operations of our Building Products and Processed Metal Products segments, respectively, by contributing to decreased sales volumes in each segment.

Additionally, commodity raw material prices for materials such as steel, aluminum, and resins, have fluctuated significantly during the past two years. These raw material prices impact the cost of raw materials we purchase and also impact the pricing we offer to customers on sales of our products. During the first three quarters of 2008, we were able to successfully manage significant increases in raw material costs. However, commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first two quarters of 2009. The rapid decrease in commodity prices led to lower sales prices offered to customers and falling margins on our product sales during the fourth quarter of 2008 and the first half of 2009. Commodity prices stabilized over the last six months of 2009 and the effect commodity raw material prices had on our operating results lessened. We expect our gross margins to improve in 2010 if commodity prices continue to stabilize.

In an effort to respond to these market forces, we have focused on operational excellence and continued to take steps to position the Company as a low-cost provider of our products. Our efforts have resulted in the closing or consolidation of 25 facilities since January 2008, including six during 2009. We have also aggressively reduced operating costs to adjust to the decreased sales volume and maximize cash flows generated from operating activities. Actions implemented during 2009 included further staff reductions of 25%, 10% reductions in the salaries of the Chief Executive Officer and Chief Operation Officer, 10% reduction in fees paid to the Board of Directors, suspension of salary increases and the Company’s match on 401(k) contributions, furloughs at many business units, limitations on capital expenditures, travel restrictions, and many other discretionary spending reductions. We believe these actions have helped us meet our priorities for 2009: serving our customers and maximizing our liquidity.

Many of our lean manufacturing initiatives for 2009 focused on reducing the working capital required to manage our business. Our achievements in this effort and reduced sales volume resulted in an $81 million reduction in working capital from $223 million as of December 31, 2008 to $142 million as of December 31, 2009. This reduction in working capital has allowed us to reduce our total debt outstanding by approximately $99 million from $356 million as of December 31, 2008 to $257 million as of December 31, 2009.

As a result of our efforts to reduce costs, operating income for our most recent three month period ended December 31, 2009 improved from the same period in the prior year excluding non-cash intangible asset impairment charges of $35 million. The following summarizes results of operation for the three months ended December 31 (in thousands):

			Percentage
	2009	2008	Change

Net sales	$187,168	$249,374	(25)%
Cost of sales	153,597	221,397	(31)%

Gross profit	33,571	27,977	20%
Selling, general, and administrative expense	32,990	35,756	(8)%
Intangible asset impairment	34,597	—	100%

Income (loss) from operations	$(34,016)	$(7,779)	337%

Net sales for the three months ended December 31, 2009 declined by 25% compared to the three months ended December 31, 2008 due to a significant decline in volume plus lower pricing as a result of the economic conditions described above which have severely impacted the markets we serve and the price of products we sell. Despite the decrease in net sales, we were able to increase the Company’s gross margin percentage from 11% in fourth quarter of 2008 to 18% during the last three months of 2009. The increase in gross margin percentage was a result of stability of costs within the commodity markets and operating cost reductions the Company made during 2009. Selling, general, and administrative expenses also decreased by 8% as a result of the cost reductions we made during 2009. Excluding the non-cash intangible impairment charges, we generated income from operations in the fourth quarter of $0.6 million compared to the significant loss from operations in the prior year.

Divestitures

Subsequent to year-end, we entered into an asset purchase agreement to sell the majority of the assets of our Processed Metal Products segment. The completion of this transaction on February 1, 2010 finalized our exit from the steel processing business. This asset sale was part of our ongoing strategic plan to build a company with optimal operating characteristics and improved shareholder value. Our strategic transition included four other divestitures of steel processing businesses over the last four years including our former thermal processing, steel strapping, steel service center, and powdered metal businesses. We used the proceeds from the sale of these assets to further reduce our outstanding debt.

As noted above, we sold our powdered metal business, SCM Metal Products (SCM) October 2008. SCM was previously reported as a part of our Processed Metal Products segment.

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

The divestitures of our powdered metal business, steel service center, and cabinet manufacturing businesses as described above are properly classified as discontinued operations in the Company’s consolidated financial statements and notes thereto. See Note 14 of the Company’s consolidated financial statements for more information regarding the divestitures described above in Item 8 of this Annual Report on Form 10-K. The February 1, 2010 sale of the majority of the assets of Processed Metal Products segment will be treated as discontinued operations in our consolidated financial statements beginning with the first quarter of 2010.

Acquisitions

We did not acquire any new businesses during 2009 and 2008. We acquired three businesses with complementary market positions in 2007. In March 2007, we acquired the stock of the Dramex Corporation, a manufacturer, marketer, and distributor of a diverse line of expanded metal products through its locations in the United States, Canada, and England. In April 2007, we acquired certain assets and liabilities of Noll Manufacturing Company, a manufacturer, marketer, and distributor of products for the heating, ventilation, and air conditioning, building, and lawn and garden components of the building products market through its locations in California, Washington, and Oregon. In August 2007, we acquired the stock of the Florence Corporation, a Kansas manufacturer of storage products for mail and package delivery.

All the acquisitions described above are reported as a part of our Building Products segment. See Note 4 of the Company’s consolidated financial statements for more information regarding the acquisitions described above in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2009		2008

Net sales	$834,218	100.0%	$1,232,299	100.0%
Cost of sales	709,239	85.0	1,003,513	81.4

Gross profit	124,979	15.0	228,786	18.6
Selling, general, and administrative expense	116,915	14.0	147,317	12.0
Intangible asset impairment	60,098	7.2	—	0.0

(Loss) income from operations	(52,034)	(6.2)	81,469	6.6
Interest expense	(25,915)	(3.1)	(29,235)	(2.4)
Equity in partnerships’ income(1)	316	0.0	724	0.1

(Loss) income before taxes	(77,633)	(9.3)	52,958	4.3
(Benefit of) provision for income taxes	(25,761)	(3.1)	19,553	1.6

(Loss) income from continuing operations	(51,872)	(6.2)	33,405	2.7
Discontinued operations, net of taxes(2)	(153)	(0.0)	(9,337)	(0.7)

Net (loss) income	$(52,025)	(6.2)%	$24,068	2.0%

(1)	Equity in partnerships’ income represents our proportional interest in the income of our steel pickling joint venture and other income.

(2)	Discontinued operations represent the income or (loss), net of income taxes, attributable to our powdered metal and bath cabinet manufacturing businesses, which we sold in October 2008 and August 2007, respectively.

The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Change Due To
			Total	Foreign
	2009	2008	Change	Currency	Operations

Net sales:
Building Products	$691,771	$986,840	$(295,069)	$(14,324)	$(280,745)
Processed Metal Products	142,447	245,459	(103,012)	—	(103,012)

Consolidated	$834,218	$1,232,299	$(398,081)	$(14,324)	$(383,757)

Net sales decreased by $398.1 million, or 32.3%, to $834.2 million in 2009 compared to 1,232.3 million in 2008. The severe economic downturn during the past five quarters and its effect on the key end markets we serve led to the significant drop in net sales as demand for our products decreased and volume fell. A decline in customer selling prices also contributed to the decrease in net sales as customer selling prices are based, in part, on raw material costs, which fell significantly during the fourth quarter of 2008 and the first half of 2009. Foreign currency also contributed to a $14.3 million decline in net sales during 2009 compared to the prior year.

Net sales in our Building Products segment decreased 29.9%, or $295.1 million, to $691.8 million in 2009 compared to 2008. Excluding the $14.3 million impact of exchange rate fluctuations, the decrease in net sales was $280.8 million, or 28.4%, from the prior year. The decrease in net sales from our recurring operations was primarily the net result of declining volumes due to a significant slowdown in the residential building, commercial construction, architectural, and industrial markets. Declining customer selling prices also contributed to the decline in net sales during 2009 compared to 2008.

Net sales in our Processed Metal Products segment decreased $103.0 million, or 42.0%, to $142.4 million in 2009 compared to 2008. The decrease in net sales was primarily a result of a 31% decrease in tons sold due to the significant slowdown in the automotive markets. Sales volume generated by this segment was significantly impacted by Chapter 11 filings of two of our automotive customers, Chrysler and General Motors, and the resulting plant shut-downs that occurred during the second and third quarters of 2009. The Processed Metal Products segment was also impacted by the decline in steel prices in the commodity market, which contributed to a decrease in customer selling prices.

Gross margin decreased to 15.0% in 2009 from 18.6% in 2008. The decrease in gross margin was primarily the result of the significant decline in sales volume as fixed costs were spread over less volume. The decrease in sales volume more than offset our cost cutting initiatives. The precipitous decline in raw material commodity costs also led to a decline in gross margin as high cost inventory was sold at lowered customer selling prices causing material costs as a percentage of net sales to increase, primarily during the first three quarters of 2009. We estimate that the misalignment of customer selling prices to raw material costs from our Processed Metal Products segment resulted in gross margin decreasing by approximately 2%.

Selling, general, and administrative expenses decreased by $30.4 million, or 20.6%, to $116.9 million in 2009 compared to $147.3 million in 2008. The $30.4 million decrease is primarily a result of a $16.9 million decrease in payroll-related expenses resulting from staffing reductions and lower incentive compensation costs, $5.7 million of cost reductions from lower travel, marketing, and outside professional fees, and the impact of our other cost reduction initiatives. Our bad debt expense also decreased by $2.2 million as a result of a charge recorded to reserve for a Tier 1 automotive supplier that went bankrupt in the fourth quarter of 2008. Despite our effort to reduce costs, our selling, general, and administrative expenses as a percentage of net sales increased to 14.0% during 2009 from 12.0% in 2008 as a result of the 32.3% reduction in net sales during 2009 compared to the prior year.

In 2009, due to a change in the estimated fair value of three of our reporting units resulting from a significant decrease in sales projections, we recorded intangible asset impairment charges of $60.1 million.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

				Change Due To
			Total	Foreign	Intangible
	2009	2008	Change	Currency	Impairment	Operations

Income from operations:
Building Products	$(16,809)	$94,522	$(111,331)	$(1,740)	$(60,098)	$(49,493)
Processed Metal Products	(14,341)	17,655	(31,996)	—	—	(31,996)
Corporate	(20,884)	(30,708)	9,824	—	—	9,824

Consolidated	$(52,034)	$81,469	$(133,503)	$(1,740)	$(60,098)	$(71,665)

			Total
	2009	2008	Change

Income from operations as a percentage of sales:
Building Products	(2.4)%	9.6%	(12.0)%
Processed Metal Products	(10.1)%	7.2%	(17.3)%
Consolidated	(6.2)%	6.6%	(12.8)%

Our Building Products segment generated a negative operating margin of 2.4% during 2009 compared to a positive operating margin of 9.6% during 2008. Excluding $60.1 million of intangible asset impairment charges and $1.7 million of foreign currency fluctuations, the Building Products segment generated operating income of $45.0 million during 2009, a decrease of $49.5 million, or 52.4%, from $94.5 million in the prior year. The decrease in operating income was a result of the significant decline in sales volume. The reduction in sales volume resulted in a decrease in operating margin as fixed costs were spread over lower sales volume partially offset by aggressive operating cost reduction initiatives that reduced the impact of declining sales volume.

Our Processed Metal Products segment incurred a negative operating margin of 10.1% during 2009 compared to a positive operating margin of 7.2% during 2008. The Processed Metal Products segment was most significantly impacted by higher raw material costs compared to customer selling prices and low sales volume. The precipitous decline in commodity costs, particularly in the first six months of 2009, led to high cost inventory being sold at lowered customer selling prices causing the operating margin of the Processed Metal Products segment to decrease 13.0 percentage points during 2009 compared to the prior year. Operating margin during 2009 was also negatively impacted as a result of fixed costs being spread over significantly lower sales volume. These factors more than offset our cost cutting initiatives and a $2.6 million decrease in bad debt expense from 2008 when we recorded a significant reserve for a bankrupt customer’s accounts receivable.

Corporate expenses decreased $9.8 million, or 31.9%, to $20.9 million for 2009 from $30.7 million for 2008. The decrease in corporate expenses was primarily due to a $5.2 million decrease in compensation costs as a result of staffing reductions and lower incentive compensation costs. Corporate expenses also decreased as a result of cost cutting measures and due to a $1.1 million asset impairment charge recorded during 2008 for software no longer in use.

Interest expense decreased $3.3 million, or 11.3%, to $25.9 million in 2009 from $29.2 million in 2008. Interest expense decreased $5.5 million due to lower average borrowings during 2009 compared to the prior year. We reduced debt outstanding by $99.1 million, or 27.8%, to $257.3 million as of December 31, 2009 from $356.4 million as of December 31, 2008 through debt repayments. The decrease in interest expense was partially offset by $1.4 million of charges incurred to write-off a portion of deferred financing fees arising from our amendment and restatement of the Senior Credit Agreement on July 24, 2009 and early repayment of our term loan under the Senior Credit Agreement along with a $0.8 million increase in losses generated from fair value fluctuations from our interest rate swap.

The benefit of income taxes for 2009 was $25.8 million, an effective tax rate of 33.2%, compared with a provision for income taxes of $19.6 million, an effective tax rate of 36.9%, for 2008. The effective tax rate for 2009 was lower than the U.S. federal statutory tax rate of 35% due to the effect of non-deductible permanent differences and recording intangible asset impairment charges, a portion of which was not deductible for tax purposes. These items were offset by state taxes which partially offset the reduction in the effective tax rate during 2009. The effective tax rate of 36.9% for 2008 exceeded the statutory rate primarily due to the impact of state taxes partially offset by lower rates paid on foreign-sourced income.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2008		2007

Net sales	$1,232,299	100.0%	$1,198,715	100.0%
Cost of sales	1,003,513	81.4	989,925	82.6

Gross profit	228,786	18.6	208,790	17.4
Selling, general, and administrative expense	147,317	12.0	133,049	11.1

Income from operations	81,469	6.6	75,741	6.3
Interest expense	(29,235)	(2.4)	(32,498)	(2.7)
Equity in partnerships’ income(1)	724	0.1	1,172	0.1

Income before taxes	52,958	4.3	44,415	3.7
Provision for income taxes	19,553	1.6	17,476	1.5

Income from continuing operations	33,405	2.7	26,939	2.2
Discontinued operations, net of taxes(2)	(9,337)	(0.7)	(13,715)	(1.1)

Net income	$24,068	2.0%	$13,224	1.1%

(1)	Equity in partnerships’ income represents our proportional interest in the income of our steel pickling joint venture and other income.

(2)	Discontinued operations represents the loss, net of income taxes, attributable to our SCM subsidiaries, our steel service center, cabinet manufacturing business, and our strapping business, which we sold in October 2008, December 2007, and August 2007, respectively.

The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Change Due To
			Total	Foreign
	2008	2007	Change	Currency	Acquisitions	Operations

Net sales:
Building Products	$986,840	$929,022	$57,818	$3,561	$72,783	$(18,526)
Processed Metal Products	245,459	269,693	(24,234)	—	—	(24,234)

Consolidated	$1,232,299	$1,198,715	$33,584	$3,561	$72,783	$(42,760)

Net sales increased by $33.6 million, or 2.8%, to $1,232.3 million in 2008 compared to 2007. The increase in net sales was primarily attributable to the 2007 acquisitions of Dramex, Noll, and Florence which provided incremental net sales of $72.8 million during 2008. Excluding foreign currency fluctuations, net sales by our historic businesses decreased $42.8 million, or 3.6%. This decrease in net sales was primarily the result of volume decreases due to the downturn in residential building and North American auto markets.

Net sales in our Building Products segment increased 6.2%, or $57.8 million, to $986.8 million in 2008 compared to 2007. Excluding foreign currency fluctuations and the incremental net sales provided by the 2007 acquisitions of Dramex, Noll, and Florence, net sales decreased $18.5 million, or 2.0%, from the prior year. The decrease in net sales from our recurring operations was the net result of declining volumes from our residential products due to the effects of the slowdown in the residential housing market which offset higher customer selling prices on products used in the commercial, industrial, architectural, and international markets.

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

Gross margin increased to 18.6% in 2008 from 17.4% in 2007. The increase in gross margin was a result of a better alignment of customer selling prices to raw material costs and lower costs due to lean manufacturing initiatives and facility consolidations, partially offset by the effects of a $3.3 million increase in exit activity and impairment charges, an increase in freight costs, and reductions in volume. The 2007 acquisitions of Dramex and Florence also contributed to higher gross margins for the year ended December 31, 2008.

Selling, general, and administrative expenses increased approximately $14.3 million, or 10.8%, to $147.3 million in 2008 compared to 2007. The 2007 acquisitions noted above caused an increase of $8.5 million in 2008. Excluding the effect of the acquisitions, selling, general, and administrative costs increased $5.8 million, or 4.4%, over the prior year. Selling, general, and administrative expense as a percentage of net sales increased 0.9%, to 12.0%, in 2008 from 11.1% in 2007 as a result of a $2.7 million charge to bad debt expense due to an automotive customer filing for bankruptcy, a $0.5 million increase in exit activity costs, a $1.1 million charge for software no longer in use, increased amortization of acquired intangible assets due to the 2007 acquisitions, and higher incentive compensation costs due to improved operating results.

The following table sets forth the Company’s income from operations and income from operations as a percentage of sales by reportable segment for the years ended December 31 (in thousands):

				Change Due To
			Total	Foreign
	2008	2007	Change	Currency	Acquisitions	Operations

Income from operations:
Building Products	$94,522	$91,589	$2,933	$2,758	$8,873	$(8,698)
Processed Metal Products	17,655	13,265	4,390	—	—	4,390
Corporate	(30,708)	(29,113)	(1,595)	—	—	(1,595)

Consolidated	$81,469	$75,741	$5,728	$2,758	$8,873	$(5,903)

			Total
	2008	2007	Change

Income from operations as a percentage of sales:
Building Products	9.6%	9.9%	(0.3)%
Processed Metal Products	7.2%	4.9%	2.3%
Consolidated	6.6%	6.3%	0.3%

Income from operations as a percentage of net sales in our Building Products segment for the year ended December 31, 2008 decreased to 9.6% from 9.9% in 2007. Gross margin percentage remained flat year over year as result of our efforts to reduce manufacturing costs through lean manufacturing initiatives and facility consolidation. These cost reductions were offset by increased exit activity costs and impairment charges of $3.9 million. Selling, general, and administrative costs also increased $1.8 million from the prior year due to increased amortization of acquired intangible assets from our 2007 acquisitions.

Income from operations from our Processed Metal Products segment increased to 7.2% of net sales for the year ended December 31, 2008 from 4.9% for the prior year. The increase in operating margin percentage is a result of lower costs due to the completion of our consolidation of our strip steel business and a better alignment of customer selling prices to raw material costs.

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

The provision for income taxes related to continuing operations for 2008 approximated $19.6 million, an effective tax rate of 36.9%, compared to $17.5 million and an effective tax rate of 39.3% in 2007. The lower effective tax rate for 2008 reflects the benefit of a decrease in our overall state income tax and foreign income tax as a percentage of pretax income due to adjustments recorded after completing state and foreign tax returns, an increase in income generated by foreign locations, and the result of a higher proportion of permanently non-deductible expenses as a percentage of pre-tax income in 2007.

Outlook

Due to the volatility and uncertainty of economic and market conditions, we will not be providing definitive earnings per common share guidance. Instead, we will provide our expectations of general trends in the key markets we serve. Regarding 2010, we expect economic conditions to improve over 2009, but we are cautious on the pace of recovery. For U.S. new housing starts, we are concerned about the impact of current unemployment levels, foreclosure activity, and access to financing. Therefore, we expect a modest improvement in 2010 to approximately 740,000 units from a trough of 552,000 units in 2009. We anticipate expenditures on repair and remodel activity will improve modestly in 2010 from 2009 levels, with pockets of growth in energy-efficient markets while big-ticket items will continue to be deferred, in the short-term, until general economic conditions, credit availability and home prices improve. We also expect commercial construction to lag behind upturns in the residential housing construction market. Thus, in the near-term, our financial results will be highly correlated to changes in customer demand. Over the long term, we are confident that the fundamentals for new home construction, home improvement, and commercial and industrial markets are positive.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our businesses and their facilities, and to fund acquisitions. During the next twelve months, with the uncertainty in the general economy and the related negative effects on the building and construction, industrial, and automotive markets, we will continue to focus on liquidity preservation to meet our principal capital requirements. As noted below in the “Cash Flows” section of Item 7 of this Annual Report on Form 10-K, we have been successful in generating positive cash flows from our operating activities to fund our capital requirements during the past. In the future, we expect to continue our cost reduction initiatives and sustain strong working capital management to continue to generate positive cash flow.

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

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to purchase and fund capital improvements to their businesses and facilities. As of December 31, 2009, our foreign subsidiaries held $13.5 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet its future obligations and allows the foreign business units to reinvest in their operations and could eventually be used to grow our business internationally through additional acquisitions.

As a result of the turmoil experienced within the credit and equity markets, we continue to closely monitor the counter party risk of all of our creditors as a part of our focus on maintaining adequate liquidity to fund our principal capital requirements. One of the banks in our syndicate was acquired by another bank in our syndicate in December 2008. We continue to monitor the financial condition of all the members in our syndicate, and based on the monitoring, believe that our current banking relationships will continue to provide the liquidity needed to support our principal capital requirements throughout 2010.

Over the longer term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash resources, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets, and customers. This opinion is a forward-looking statement based upon currently available information and may change if conditions in the credit and equity markets further deteriorate, or other circumstances change. To the extent that operating cash flows are lower than current levels or sources of financing are not available or available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows

The following table sets forth selected cash flow data for the year ended December 31 (in millions):

	2009	2008

Cash Provided By/(Used In):
Operating Activities from Continuing Operations	$131.0	$98.1
Investing Activities from Continuing Operations	(15.5)	7.6
Financing Activities from Continuing Operations	(103.8)	(137.9)
Discontinued Operations	0.6	8.2

Net Increase/(Decrease) in Cash and Cash Equivalents	$12.3	$(24.0)

During the year ended December 31, 2009, the Company’s cash flow from continuing operations totaled $131.0 million, primarily the result of a net decrease in assets and liabilities of $99.9 million and depreciation and amortization of $32.4 million. Net cash provided by operating activities for 2008 was $98.1 million and was primarily the result of net income from continuing operations of $33.4 million combined with depreciation and amortization of $33.9 million and a decrease in working capital requirements of $18.4 million.

As noted above, the Company generated $99.9 million of cash flow from a net decrease in assets and liabilities. This cash flow was primarily a result of a reduction in working capital. The following table summarizes the changes in working capital during 2009 (in thousands):

	December 31,
	2009	2008	Change

Cash	$23,596	$11,308	$12,288
Accounts receivable, net	93,421	123,272	(29,851)
Inventory	107,770	189,935	(82,165)
Other current assets	25,709	22,228	3,481
Assets from discontinued operations	655	1,486	(831)

Total current assets	251,151	348,229	(97,078)
Accounts payable	68,464	76,168	7,704
Accrued expenses	40,144	46,305	6,161
Current portion of long-term debt	408	2,728	2,320

Total current liabilities	109,016	125,201	16,185

Working capital	$142,135	$223,028	$(80,893)

The 36.3% decrease in working capital during 2009 was primarily driven by our focus on working capital efficiency and inventory management. The accounts receivable balance decreased as a result of the decline in sales volume during the fourth quarter of 2009 compared to the comparable period in 2008. The significant decrease in inventory was the result of decreased raw material costs along with initiatives to reduce raw material purchases, reduce our investment in inventories on hand, and maximize liquidity. Accounts payable decreased $7.7 million as a result of our initiatives to reduce our investment in inventories. The decrease in accrued expenses is primarily a result of lower accruals for annual incentive compensation awards and other compensation. The current portion of debt decreased as a result of the early repayment of all amounts outstanding under the term loan included in the Senior Credit Agreement.

Net cash used in investing activities from continuing operations during 2009 was $15.5 million. During 2009, investing activities primarily consisted of capital expenditures of $10.8 million and $4.9 million of additional consideration for prior acquisitions. Cash flow from investing activities of $7.6 million during 2008 primarily resulted from cash proceeds of $35.2 million received from the sale of SCM partially offset by capital expenditures of $21.6 million and additional consideration for prior acquisitions of $8.7 million. Capital expenditures decreased $10.8 million, or 50.0%, during 2009 compared to the prior year as a result of our focus on preserving capital and liquidity throughout 2009.

Net cash used in financing activities from continuing operations during 2009 was $103.8 million, consisting primarily of net payments of $99.4 million on long-term debt, payments of deferred financing costs of $2.4 million related to the amendment and restatement of the Senior Credit Agreement, and dividend payments of $1.5 million. Net cash used in financing activities from continuing operations for 2008 was $137.9 million, consisting primarily of net payments of $131.5 million on long-term debt and dividend payments of $6.0 million. Payments of long-term debt made during 2009 and 2008 were the result of cash flows generated from operations offset by investing activities.

Senior Credit Agreement and Senior Subordinated Notes

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement also provided a term loan originally aggregating $58.7 million, which has been subsequently repaid in full during the fourth quarter of 2009. The revolving credit facility is committed through August 30, 2012. Borrowings on the revolving credit facility and term loan bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50%, plus 3.25% and 3.75%, respectively, or at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. As of December 31, 2009, we had $69.7 million of availability under the revolving credit facility.

As of December 31, 2009, the only amounts outstanding under the Senior Credit Agreement included borrowings of $50.0 million under the revolving credit facility and outstanding letters of credit of $14.2 million as all amounts outstanding under the term loan were repaid by the end of 2009. During 2009, we borrowed $83.0 million and repaid $122.1 million on the revolving credit facility and made payments of $59.9 million on the term loan.

The Company’s $204.0 million of Senior Subordinated 8% Notes (8% Notes) were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. After December 1, 2010, the 8% Notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. At December 31, 2009, we had $201.7 million, net of discount, of our 8% Notes outstanding.

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

The Senior Credit Agreement includes a financial covenant that requires the Company to maintain a minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA as defined in the 2009 Senior Credit Agreement) for the year-to-date periods ending June 30, 2009, September 30, 2009, and December 31, 2009. This covenant will not be tested after December 31, 2009. As of December 31, 2009, the Company was in compliance with the minimum EBITDA covenant. Beginning on March 31, 2010 and quarterly thereafter on a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. Management expects to be in compliance with the fixed charge ratio throughout 2010. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Senior Subordinated 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

The following table summarizes by category our Company’s expected future cash outflows associated with contractual obligations in effect at December 31, 2009 (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Variable rate debt	$55,632	$428	$50,804	$800	$3,600
Interest on variable rate debt(1)	6,471	2,394	3,992	28	57
Fixed rate debt	201,650	—	—	—	201,650
Interest on fixed rate debt	96,560	16,320	32,640	32,640	14,960
Operating lease obligations	46,394	11,990	18,014	9,514	6,876
Pension and other post-retirement obligations	6,578	537	1,265	1,365	3,411
Performance stock unit awards(2)	1,601	—	1,601	—	—
Management stock purchase plan(3)	890	233	466	191	—
Employment agreements	550	550	—	—	—

Total(4)	$416,326	$32,452	$108,782	$44,538	$230,554

(1)	Calculated using the interest rate in effect at December 31, 2009, assuming no payments were made to reduce the revolving credit facility until its maturity date.

(2)	Equals the liability accrued as of December 31, 2009 which equals the portion of the awards that have recognized under US GAAP based on a the fair value of the awards, the vesting period of the awards, and the amount of the vesting period that has expired since the grant date.

(3)	Includes amounts due to retired participants of the Management Stock Purchase Plan (MSPP). Excludes the future payments due to active participants of the MSPP, which represents a liability of approximately $3.1 million as of December 31, 2009. Future payments to active participants cannot be accurately estimated as we are uncertain of when active participants’ service to the Company will terminate.

(4)	Excludes liabilities for uncertain tax positions of $2.2 million. We have not included the liabilities for uncertain tax positions as we cannot make reliable estimates of the period of cash settlement.

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

Our most critical accounting policies include:

•	valuation of accounts receivable, which impacts selling, general, and administrative expense;

•	valuation of inventory, which impacts cost of sales and gross margin;

•	the allocation of the purchase price of our acquisition-related assets and liabilities, which affects our depreciation and amortization costs;

•	the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles, and long-lived assets; and

•	accounting for income taxes and deferred tax assets and liabilities, which impacts the provision for income taxes.

Management reviews the estimates, including the allowance for doubtful accounts and inventory reserves, on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Valuation of Accounts Receivable.  Our accounts receivable represent those amounts that have been billed to our customers but not yet collected. As of December 31, 2009 and 2008, allowances for doubtful accounts of $7.2 million and $6.7 million, or 7% and 5% of gross accounts receivable, were recorded, respectively. We record an allowance for doubtful accounts based on the portion of those accounts receivable that we believe are potentially uncollectible based on various factors, including historical experience, creditworthiness of customers, and current market and economic conditions. If the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Changes in judgments on these factors could impact the timing of costs recognized.

Valuation of Inventories.  We state our inventories at the lower of cost or market. We determine the cost basis of our inventory on a first-in-first-out basis using either actual costs or a standard cost methodology that approximates actual cost. On a regular basis, we calculate an estimated market value of our inventory, considered to be the prevailing selling price for the inventory less the cost to complete and sell the product. We compare the current carrying value of our inventory to the estimated market value to determine whether a reserve to value inventory at the lower of cost or market is necessary. We recorded charges of $2.3 million and $0.3 million during the years ended December 31, 2009 and 2008, respectively, to value our inventory at the lower of cost or market. No charges to value inventory at the lower of cost or market were recorded during the year ended December 31, 2007.

We regularly review inventory on hand and record provisions for excess, obsolete, and slow-moving inventory based on historical and current sales trends. We recorded reserves for excess, obsolete, and slow-moving inventory of $5.2 million and $5.0 million, or 5% and 3% of gross inventories, as of December 31, 2009 and 2008, respectively. Changes in product demand and our customer base may affect the value of inventory on hand, which may require higher provisions for obsolete inventory.

Allocation of Purchase Price to Acquired Assets and Liabilities.  When we acquire a new business, we must allocate the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair market values. We record any premium over the fair market value of the net assets acquired as goodwill. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair market value. The way we characterize the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained below. With respect to determining the fair market value of assets, the most difficult estimations of individual fair market values are those involving long-lived assets, such as property, plant, and equipment and identified intangible assets. We use all available information to make these fair market value determinations and engage an independent valuation specialist to assist in the fair market value determination of the acquired long-lived assets.

The following summarizes the amount of purchase price allocated to property, plant, and equipment, identified intangible assets, and goodwill for the acquisitions we completed most recently in 2007 (in millions):

	Initial	Property,	Identified
	Purchase	Plant, and	Intangible		Other Net
Acquisition	Price	Equipment	Assets	Goodwill	Assets

Dramex Corporation	$22.7	$5.2	$3.7	$11.5	$2.3
Noll Manufacturing Company and affiliates	$63.7	$34.0	$7.0	$—	$22.7
Florence Corporation	$125.9	$12.5	$31.8	$67.0	$14.6

Due to the subjectivity inherent in determining the estimated fair market value of long-lived assets and the significant number of business acquisitions that we have completed, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

Impairment of Depreciable and Amortizable Long-lived Assets.  We test long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable and exceed their fair market value. The following summarizes the value of long-lived assets subject to impairment testing when events or circumstances indicate potential impairment as of December 31, 2009 (in millions):

Balance as of
December 31, 2009

Property, plant, and equipment, net	$227.4
Acquired intangibles with estimable useful lives	$41.6
Other assets	$18.0

Impairment exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by discounted cash flow method, an independent market appraisal of the asset, or another acceptable valuation technique.

Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing.  Our goodwill and indefinite-lived intangible asset balances of $392.7 million and $40.6 million as of December 31, 2009, respectively, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment at least annually, as of October 31, and more frequently whenever events occur or circumstances change that indicate the assets may be impaired. These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit. During 2009, we tested goodwill and other indefinite-lived intangible assets for impairment as of March 31 and June 30 based on lower than forecasted sales volume, revised long-term growth expectations, and a book value of equity in excess of market capitalization. We also continued to test for impairment as of our annual assessment date of October 31.

We test goodwill at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We have identified 11 reporting units with goodwill.

The goodwill impairment test consists of comparing the fair value of a reporting unit, determined using two valuation methods, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the implied fair value of goodwill is compared to the carrying amount of goodwill. An impairment loss would be recognized for the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill.

The two valuation methods used to determine the fair value of each reporting unit consist of an income approach and a market approach. The income approach includes a discounted cash flow model which requires us to use significant estimates and judgmental factors. The key estimates and factors used in our discounted cash flow model include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The market approach consists of applying an EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) multiple to the forecasted EBITDA to be generated by each reporting unit in 2009 and 2010. This approach also relies on key estimates and judgmental factors including revenue growth rates and profit margins based on internal forecasts and the EBITDA multiple selected from an analysis of peer companies.

Revenue growth forecasted for 2010 ranged from a 40% increase to a 2% decline compared to 2009 revenue amounts with further increases in revenues forecasted in 2011 and beyond for all reporting units. The compound annual growth rate for revenue during the first five years of our projections ranged between 3% and 18%, with the higher growth rates in those businesses that have experienced sharp declines due to the downturn in the residential housing market. The terminal value was calculated assuming projected growth rates of 3.0% after five years which reflects our estimate of long-term gross domestic product growth. Operating profit margins were projected to return to historical norms by 2014 in the individual reporting units as we expect the residential housing industry to recover over the next few years. The estimated weighted-average cost of capital was determined to be between 11.9% and 12.9% based upon an analysis of similar companies including their debt-to-equity ratio, related volatility, and the size of their market capitalization. The multiples were estimated between 4.6 and 6.1 times 2009 EBITDA and between 6.0 and 7.5 times 2010 EBITDA based on an analysis of peer companies, including their EBITDA, market capitalization, and net debt balance. Each reporting unit was assigned a different weighted-average cost of capital and EBITDA multiple based on our perceived risk of each reporting unit reaching its forecasted cash flow targets. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests.

As a result of the significant decline in expected future sales volume, we determined goodwill was impaired as of our March 31, 2009 and October 31, 2009 impairment tests and recorded $59.0 million of goodwill impairment charges during 2009. We projected a decrease in future sales for three reporting units, which led to a decreased fair value for each of these reporting units. If our reporting units do not experience forecasted revenue growth or do not generate higher operating margins when economic conditions improve, an additional goodwill impairment charge could be recorded. The remaining goodwill assigned to these reporting units equaled $42.9 million as of December 31, 2009. No goodwill impairments were recorded during the years ended December 31, 2008 and 2007.

Other than the three reporting which recorded goodwill impairment charges as a result of our October 31, 2009 test, the fair value of each reporting unit exceeded its carrying value by more than 10% except for two reporting units reported as components of our Building Products segment. The fair value of these reporting units exceeded their carrying values by 9% and 4%, respectively. Goodwill assigned to these reporting units equaled $21.7 million and $18.3 million as of December 31, 2009.

While any assumption could reasonably differ from those we used, we believe the overall fair values of our reporting units are reasonable as the values are derived from reasonable assumptions. The following table provides a sensitivity analysis regarding the eight reporting units with a fair value in excess of their carrying value as of our October 31, 2009 goodwill impairment test:

		Number of Reporting Units
		With Fair Value
		Exceeding	With Carrying Value
	Change in	Carrying Value by Less	in Excess of Fair
Assumption	Assumption	Than 10%	Value

Weighted-average Cost of Capital	100 Basis Point Increase	4	1
Terminal Growth	100 Basis Point Decrease	3	1
EBITDA Multiple	1.0 Decrease	4	1

We test our indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. We recognized impairment charges of $1.1 million for indefinite-lived intangible assets as a result of our October 31, 2009 impairment test. No impairment of our indefinite-lived intangible assets was recorded for the years ended December 31, 2008 and 2007.

Accounting for Income Taxes and Deferred Tax Assets and Liabilities.  Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of permanent differences between financial statement and tax income, provisions for uncertain tax positions, state taxes, and income generated by international operations. Our effective tax rate was 33.2%, 36.9%, and 39.3%, for 2009, 2008, and 2007, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

During the year ended December 31, 2009, deferred income tax liabilities decreased primarily as a result of the tax effect of the $60.1 million intangible asset impairment charges. Deferred income tax assets increased primarily due to additional equity compensation recognized during 2009. Regarding deferred income tax assets, we maintained valuation allowances of $1.7 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively, due to uncertainties related to our ability to utilize these assets, primarily consisting of capital losses and state net operating losses. The valuation allowances are based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future results of operations are less than expected, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

It is the Company’s policy to record estimated interest and penalties to the tax authorities as income tax expense and tax credits as a reduction in income tax expense. During the years ended December 31, 2009, 2008, and 2007, we recognized $0.2 million, $0.1 million, and $0.1 million of interest (net of federal tax benefit) and penalties, respectively.

In June 2006, the Financial Accounting Standards Board issued guidance now codified in the Accounting Standards Codification Topic 740, “Income Taxes,” related to “Accounting for Uncertainty in Income Taxes”, which we adopted January 1, 2007. The guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Accordingly, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The result of the Company’s reassessment of its tax positions upon adoption of the guidance resulted in a $0.8 million increase in tax liabilities with a corresponding reduction in retained earnings as of January 1, 2007. As of December 31, 2009 and 2008, the liability for uncertain income tax positions was $2.2 million and $2.5 million, respectively. We reduced our reserve for uncertain tax positions after the Internal Revenue Service concluded their examination of our income tax returns for 2007, 2006, and 2005 and Her Majesty’s Revenue and Customs (United Kingdom) concluded their examination of our tax returns for 2007 and 2006. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Related Party Transactions

Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. During the years ended December 31, 2009, 2008, and 2007, the Company incurred $1.2 million, $1.7 million, and $2.2 million for legal services from these firms, respectively. Of the amounts incurred $0.1 million and $0.7 million were capitalized as deferred debt issuance costs and acquisition costs during 2009 and 2007, respectively. All other amounts were recorded as expenses when incurred. At December 31, 2009 and 2008, the Company had $0.2 million and $0.3 million recorded in accounts payable for these law firms, respectively.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is Vice Chairman of the Board of M&T Bank Corporation, one of the 11 participating lenders which have committed capital to our $200 million revolving credit facility in the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). The Senior Credit Agreement provides a revolving credit facility and a term loan. At December 31, 2009, $50.0 million was outstanding on the revolving credit facility. All amounts outstanding under the term loan were repaid as of December 31, 2009. At December 31, 2008, $89.1 million and $59.9 million were outstanding on the revolving credit facility and term loan, respectively. During 2009, the largest aggregate amount of principal outstanding under the revolving credit facility was $99.0 million. The aggregate amount of principal and interest paid during the year ended December 31, 2009 was $182.0 million and $4.3 million, respectively, for amounts outstanding under the revolving credit facility and term loan.

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

The Company was party to a consulting agreement it entered into January 1, 2003 with Neil E. Lipke, a former officer of the Company and a brother of Brian J. Lipke, a Director and Officer of the Company, in effect through December 2007. Under this consulting agreement, Neil E. Lipke received $125,000 per year in cash and insurance benefits at levels that were provided during his employment in exchange for providing consulting services to the Company. During the year ended December 31, 2007, the Company paid Neil E. Lipke $0.1 million to provide him with these benefits.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on the Company’s consolidated financial position, cash flows, and results of operations was not significant.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance in FASB ASC Topic 270, “Interim Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on the Company’s disclosures was not significant.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” to establish principles and requirements for subsequent events. The guidance sets forth the date after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also identifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of the guidance during the year ended December 31, 2009 and its impact on the Company’s disclosures was not significant.

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

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 125, “Generally Accepted Accounting Principles,” identifying the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance does not change current US generally accepted accounting principles, but is intended to simplify user access to all authoritative US generally accepted accounting principles by providing all authoritative literature related to a particular topic in one place. The provisions of FASB ASC Topic 125 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance during the year ended December 31, 2009, which did not have a significant impact on the Company’s consolidated financial statements other than changing the method used to refer to U.S. generally accepted accounting principles with the Company’s disclosures.

In August 2009, the FASB issued Accounting Standards Update (Update) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”. Update 2009-05 provides amendments to Topic 820, “Fair Value Measurements and Disclosures,” for the fair value measurement of liabilities. Update 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted the provisions of Update 2009-05 during the year ended December 31, 2009 and its impact on the Company’s consolidated financial positions, cash flows, and results of operations was not significant.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable rate debt to fixed rate debt. During December 31, 2009, we de-designated borrowings as being hedged under our $57.5 million interest rate swap agreement as a result of entering into our Third Amended and Restated Credit Agreement dated July 24, 2009. Accordingly, beginning in the third quarter of 2009 and continuing prospectively, changes in the fair value of the interest rate swap are recorded as gains and losses through our consolidated statement of operations as opposed to accumulated other comprehensive income, a component of shareholders’ equity.

The following table summarizes the principal cash flows and related interest rates of the Company’s long-term debt at December 31, 2009 by expected maturity dates. The weighted average interest rates are based on the actual rates that existed at December 31, 2009. The variable rate debt consists primarily of the revolving credit facility, of which $50.0 million is outstanding at December 31, 2009. A hypothetical 1% increase or decrease in interest rates would have changed the 2009 interest expense by approximately $1.1 million. Dollar amounts in the following are in thousands:

	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt (fixed)(1)	$—	$—	$—	$—	$—	$201,650	$201,650
Weighted average interest rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Long-term debt (variable)(1)	$428	$404	$50,400	$400	$400	$3,600	$55,632
Weighted average interest rate	4.32%	4.35%	4.22%	0.35%	0.35%	0.35%
Interest rate swap (notional amount)(2)	$57,500	$—	$—	$—	$—	$—	$57,500
Interest pay rate	5.03%	—	—	—	—	—
Interest receive rate	0.29%	—	—	—	—	—

(1)	The fair value of the Company’s long-term debt was $252.5 million at December 31, 2009.

(2)	Represents the notional amount on which interest payments and receipts are determined under the interest rate swap, there is no exchange of principal under the interest rate swap agreement.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Industries, Inc. at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 16 to the consolidated financial statements, on January 1, 2007 the Company changed its method of accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Buffalo, New York
February 25, 2010

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Net sales	$834,218	$1,232,299	$1,198,715
Cost of sales	709,239	1,003,513	989,925

Gross profit	124,979	228,786	208,790
Selling, general, and administrative expense	116,915	147,317	133,049
Intangible asset impairment	60,098	—	—

(Loss) income from operations	(52,034)	81,469	75,741
Interest expense	(25,915)	(29,235)	(32,498)
Equity in partnerships’ income and other income	316	724	1,172

(Loss) income before taxes	(77,633)	52,958	44,415
(Benefit of) provision for income taxes	(25,761)	19,553	17,476

(Loss) income from continuing operations	(51,872)	33,405	26,939
Discontinued operations:
Loss from discontinued operations before taxes	(731)	(10,948)	(16,235)
Benefit of income taxes	(578)	(1,611)	(2,520)

Loss from discontinued operations	(153)	(9,337)	(13,715)

Net (loss) income	$(52,025)	$24,068	$13,224

Net (loss) income per share — Basic:
(Loss) income from continuing operations	$(1.72)	$1.11	$0.90
Loss from discontinued operations	(0.01)	(0.31)	(0.46)

Net (loss) income per share — Basic	$(1.73)	$0.80	$0.44

Weighted average shares outstanding — Basic	30,135	29,981	29,867

Net (loss) income per share — Diluted:
(Loss) income from continuing operations	$(1.72)	$1.11	$0.89
Loss from discontinued operations	(0.01)	(0.31)	(0.46)

Net (loss) income per share — Diluted	$(1.73)	$0.80	$0.43

Weighted average shares outstanding — Diluted	30,135	30,193	30,116

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$23,596	$11,308
Accounts receivable, net	93,421	123,272
Inventories	107,770	189,935
Other current assets	25,709	22,228
Assets of discontinued operations	655	1,486

Total current assets	251,151	348,229
Property, plant, and equipment, net	227,420	243,619
Goodwill	392,704	443,925
Acquired intangibles	82,182	87,373
Investment in partnership	2,474	2,477
Other assets	18,037	20,736

	$973,968	$1,146,359

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$68,464	$76,168
Accrued expenses	40,144	46,305
Current maturities of long-term debt	408	2,728

Total current liabilities	109,016	125,201
Long-term debt	256,874	353,644
Deferred income taxes	62,832	79,514
Other non-current liabilities	17,020	19,513
Shareholders’ equity:
Preferred stock $.01 par value; authorized 10,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; 30,295,084 and 30,061,550 shares issued at December 31, 2009 and 2008, respectively	303	301
Additional paid-in capital	227,362	223,561
Retained earnings	303,982	356,007
Accumulated other comprehensive (loss) income	(2,230)	(10,825)
Cost of 150,903 and 75,050 common shares held in treasury at December 31, 2009 and 2008, respectively	(1,191)	(557)

Total shareholders’ equity	528,226	568,487

	$973,968	$1,146,359

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Cash Flows from Operating Activities
Net (loss) income	$(52,025)	$24,068	$13,224
Loss from discontinued operations	(153)	(9,337)	(13,715)

(Loss) income from continuing operations	(51,872)	33,405	26,939
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,413	33,907	30,952
Intangible asset impairment	60,098	—	—
Provision for deferred income taxes	(17,671)	1,574	5,328
Equity in partnerships’ (income) loss	(153)	(447)	(911)
Distributions from partnerships’ income	156	609	712
Stock compensation expense	4,407	4,586	2,886
Non-cash charges to interest expense	3,382	2,007	1,750
Other non-cash adjustments	335	4,105	116
Increase (decrease) in cash from changes in (net of acquisitions):
Accounts receivable	34,845	12,273	22,230
Inventories	83,920	1,770	45,625
Other current assets and other assets	(6,782)	3,913	1,832
Accounts payable	(7,539)	(8,722)	7,748
Accrued expenses and other non-current liabilities	(4,525)	9,149	(10,952)

Net cash provided by continuing operations	131,014	98,129	134,255
Net cash provided by discontinued operations	585	9,745	24,558

Net cash provided by operating activities	131,599	107,874	158,813

Cash Flows from Investing Activities
Acquisitions and additional considerations for acquisitions	(4,949)	(8,724)	(206,608)
Net proceeds from sale of business	—	35,202	11,859
Purchases of property, plant, and equipment	(10,813)	(21,595)	(17,691)
Net proceeds from sale of property, plant, and equipment	299	2,692	3,477

Net cash (used in) provided by investing activities from continuing operations	(15,463)	7,575	(208,963)
Net cash used in investing activities for discontinued operations	—	(501)	(950)

Net cash (used in) provided by investing activities	(15,463)	7,074	(209,913)

Cash Flows from Financing Activities
Long-term debt payments	(182,401)	(184,937)	(119,306)
Proceeds from long-term debt	83,022	53,439	200,074
Payment of deferred financing costs	(2,383)	(104)	(1,498)
Payment of dividends	(1,499)	(5,985)	(5,971)
Net proceeds from issuance of common stock	47	250	137
Tax benefit from equity compensation	—	(362)	121
Purchase of treasury stock at market prices	(634)	(164)	(393)

Net cash (used in) provided by financing activities from continuing operations	(103,848)	(137,863)	73,164
Net cash used in financing activities from discontinued operations	—	(1,064)	(252)

Net cash (used in) provided by financing activities	(103,848)	(138,927)	72,912

Net increase (decrease) in cash and cash equivalents	12,288	(23,979)	21,812
Cash and cash equivalents at beginning of year	11,308	35,287	13,475

Cash and cash equivalents at end of year	$23,596	$11,308	$35,287

The accompanying notes are an integral part of these consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share data)

						Accumulated
				Additional		Other			Total
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholder
	Income (Loss)	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at January 1, 2007		29,884	$299	$215,944	$332,920	$1,065	43	$—	$550,228
Cumulative effect of adoption of FIN 48		—	—	—	(750)	—	—	—	(750)
Comprehensive income (loss):
Net income	$13,224	—	—	—	13,224	—	—	—	13,224
Other comprehensive income (loss):
Adjustment for OPEB liability, net of tax of $227	365
Foreign currency translation adjustment	10,633
Retirement liability adjustment, net of tax of $25	39
Unrealized loss on interest rate swaps, net of tax of $735	(1,265)

Other comprehensive income	9,772	—	—	—	—	9,772	—	—	9,772

Total comprehensive income	$22,996

Issuance of restricted stock		6	—	—	—	—	—	—	—
Net settlement of restricted stock units		35	1	—	—	—	12	(276)	(275)
Stock compensation expense		—	—	2,886	—	—	—	—	2,886
Stock options exercised		24	—	136	—	—	5	(117)	19
Tax benefit from equity compensation		—	—	121	—	—	—	—	121
Cash dividends-$0.25 per share		—	—	—	(7,465)	—	—	—	(7,465)
Forfeiture of restricted stock awards		—	—	—	—	—	1	—	—

Balance at December 31, 2007		29,949	300	219,087	337,929	10,837	61	(393)	567,760
Comprehensive income (loss):
Net income	$24,068	—	—	—	24,068	—	—	—	24,068
Other comprehensive loss:
Adjustment for OPEB liability, net of tax of $45	(79)
Foreign currency translation adjustment	(20,290)
Retirement liability adjustment, net of tax of $45	(78)
Unrealized loss on interest rate swaps, net of tax of $669	(1,215)

Other comprehensive loss	(21,662)	—	—	—	—	(21,662)	—	—	(21,662)

Total comprehensive income	$2,406

Issuance of restricted stock		6	—	—	—	—	—	—	—
Net settlement of restricted stock units		85	1	(1)	—	—	14	(164)	(164)
Stock compensation expense		—	—	4,586	—	—	—	—	4,586
Stock options exercised		22	—	201	—	—	—	—	201
Tax adjustment from equity compensation		—	—	(312)	—	—	—	—	(312)
Cash dividends-$0.20 per share		—	—	—	(5,990)	—	—	—	(5,990)

Balance at December 31, 2008		30,062	301	223,561	356,007	(10,825)	75	(557)	568,487
Comprehensive income (loss):
Net loss	$(52,025)	—	—	—	(52,025)	—	—	—	(52,025)
Other comprehensive income:
Adjustment for OPEB liability, net of tax of $174	301
Foreign currency translation adjustment	7,057
Retirement liability adjustment, net of tax of $12	17
Unrealized gain on interest rate swaps, net of tax of $719	1,220

Other comprehensive income	8,595	—	—	—	—	8,595	—	—	8,595

Total comprehensive loss	$(43,430)

Issuance of restricted stock		6	—	—	—	—	—	—	—
Net settlement of restricted stock units		222	2	(2)	—	—	76	(634)	(634)
Stock compensation expense		—	—	4,407	—	—	—	—	4,407
Stock options exercised		5	—	47	—	—	—	—	47
Tax adjustment from equity compensation		—	—	(651)	—	—	—	—	(651)

Balance at December 31, 2009		30,295	$303	$227,362	$303,982	$(2,230)	151	$(1,191)	$528,226

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue recognition

Revenue is recognized when products are shipped or service is provided, the customer takes ownership and assumes the risk of loss, collection of the corresponding receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Sales returns, allowances, and customer incentives are treated as reductions to sales and are provided for based on historical experience and current estimates.

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

Accounts receivable

Accounts receivable are composed of trade receivables recorded at the invoiced amount, are expected to be collected within one year, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including historical experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The following table summarizes activity recorded within the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2009	2008	2007

Beginning balance	$6,713	$3,338	$2,419
Bad debt expense	2,562	5,162	768
Acquired reserves	—	—	344
Accounts written-off, net of recoveries and other adjustments	(2,092)	(1,787)	(193)

Ending balance	$7,183	$6,713	$3,338

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Amounts charged to bad debt expense increased in 2008 compared to 2009 and 2007 due to the bankruptcy of a customer within our Processed Metal Products segment which led to a $2,700,000 charge to bad debt expense.

Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. Accounts receivable from The Home Depot were 18.0% and 14.7% of consolidated accounts receivable at December 31, 2009 and 2008, respectively. Net sales to the Home Depot, which are solely generated from our Building Products segment, were 13.0%, 8.2%, and 10.2% of consolidated net sales for the years ended December 31, 2009, 2008, and 2007, respectively. The Company typically does not require collateral.

Inventories

Inventories are valued at the lower of cost or market. For the years ended December 31, 2009 and 2008, the Company recognized charges of $2,344,000 and $258,000, respectively, within cost of sales to adjust inventory to the lower of cost or market because inventory at cost exceeded the Company’s estimate of net realizable value less normal profit margins. There was no charge to adjust inventory to the lower of cost or market for the year ended December 31, 2007.

The cost basis of the inventory is determined on a first-in, first-out basis using either actual costs or a standard cost methodology which approximates actual cost. Inventory on hand is regularly reviewed and provisions for excess, obsolete, and slow-moving inventory based on historical and current sales trends are recorded. The following table summarizes activity recorded within the reserves for excess, obsolete, and slow moving inventory for the years ended December 31 (in thousands):

	2009	2008	2007

Beginning balance	$4,985	$6,044	$5,422
Excess, obsolete, and slow-moving inventory expense	1,266	2,345	1,315
Acquired reserves	—	—	527
Scrapped inventory, net of recoveries and other adjustments	(1,040)	(3,404)	(1,220)

Ending balance	$5,211	$4,985	$6,044

Property, plant, and equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. The estimated useful lives of land improvements, buildings, and building improvements are 15 to 40 years, while the estimated useful lives for machinery and equipment are 3 to 20 years. Accelerated depreciation methods are used for income tax purposes. Depreciation expense aggregated $27,228,000, $26,560,000, and $25,472,000 in 2009, 2008, and 2007, respectively.

Interest is capitalized in connection with construction of qualified assets. Interest of $671,000, $430,000, and $561,000 was capitalized in 2009, 2008, and 2007, respectively.

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

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Goodwill and other intangible assets

The Company tests goodwill and other indefinite-lived intangible assets for impairment at the reporting unit level on an annual basis at October 31 or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. During 2009, the Company tested goodwill and other indefinite-lived intangible assets for impairment as of March 31 and June 30 based on lower than forecasted sales volume, revised long-term growth expectations, and a book value of equity in excess of market capitalization, as well as its annual assessment date of October 31. The reporting units are at the component level, or one level below the reporting segment level. Goodwill is assigned to each reporting unit as of the date the reporting unit is acquired and based upon the expected synergies of the acquisition. The impairment test consists of comparing the fair value of a reporting unit, determined using two valuation techniques, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. Goodwill impairment charges of $59,008,000 were recognized during the year ended December 31, 2009. There were no goodwill impairment charges recorded in 2008 and 2007.

The Company tests its indefinite-lived intangible assets for impairment on an annual basis during at October 31, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows on a relief of royalty basis, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. Indefinite-lived intangible asset impairment charges of $1,090,000 were recognized during the year ended December 31, 2009. No impairments of indefinite-lived intangible assets were recognized during the years ended December 31, 2008, and 2007.

Acquired identifiable intangible assets are recorded at estimated cost. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives.

Deferred charges

Deferred charges associated with initial costs incurred to enter into new debt arrangements are included in other assets and are amortized as a part of interest expense over the terms of the associated debt agreements. During 2009, a portion of these deferred financing charges were written off as a result of entering into the Third Amended and Restated Credit Agreement dated July 24, 2009 (Senior Credit Agreement) and the early payment of debt outstanding under a term loan under the Senior Credit Agreement as discussed in Note 8 of the consolidated financial statements.

Impairment of long-lived assets

Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals.

Investments in partnerships

The Company’s investment in partnership is accounted for using the equity method of accounting, under which the Company’s share of the earnings of the partnership is recognized in income as earned, and distributions are credited against the investment when received.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Interest rate exchange agreements

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. During the years ended December 31, 2009, 2008, and 2007, the Company had an interest rate swap outstanding with a notional amount $57,500,000, which expires on December 22, 2010. Additionally, the Company had an interest rate swap with a notional amount of $57,500,000 expire in 2007.

In connection with the execution of the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 and based on the Company’s prospective assessment of the effectiveness of the remaining interest rate swap, the Company deemed the swap to be ineffective in offsetting variability in future interest payments on $57,500,000 of the Company’s variable-rate borrowings during the year ended December 31, 2009. Changes in the fair value of the swap were recorded in earnings during the six months ended December 31, 2009 and will continue to be on a prospective basis. Commencing in the fourth quarter of 2008, 4.3% of the interest rate swap was determined to be ineffective. During the nine months ended September 30, 2008 and all of 2007, no ineffectiveness existed and the Company determined the interest rate swap effectively converted $57,500,000 of variable-rate borrowings to a fixed rate of 6.78%. No ineffectiveness existed for the interest rate swap that expired during the year ended December 31, 2007 and the Company determined that the interest rate swap effectively converted another $57,500,000 of variable-rate borrowings to a fixed rate during this period.

Assets or liabilities are recognized in the consolidated balance sheet at fair value for all derivative instruments. The Company designated its interest rate swap as a cash flow hedge at inception. The determination of the fair value of the interest rate swap is disclosed in Note 13. As of December 31, 2009, the Company recorded a liability of $2,564,000 as an accrued expense on the consolidated balance sheet. As of December 31, 2008, the Company recorded a liability of $3,998,000 as an other non-current liability on the consolidated balance sheet.

The effective portion of the gain or loss on the interest rate swap was reported as a component of other comprehensive income and reclassified into earnings as interest expense accrued on the applicable variable-rate borrowings. The remaining amounts reported within accumulated other comprehensive income will be reclassified into earnings on a straight-line basis throughout the remaining term of the instrument. As of December 31, 2009, all losses will be reclassified from accumulated other comprehensive income to interest expense within the next twelve months. Gains or losses on the interest rate swap representing hedge ineffectiveness were recognized in current earnings as interest expense or income. The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the years ended December 31 (in thousands):

	2009	2008	2007

Adjustments to interest expense:
Loss (gain) reclassified from accumulated other comprehensive income	$2,010	$1,032	$(195)
Loss from changes in the fair value of the ineffective portion of the interest rate swap	896	131	—

Total loss (gain) included in interest expense	$2,906	$1,163	$(195)

Adjustments to other comprehensive income (loss):
Realized loss (gain) reclassified to interest expense, net of taxes	$1,264	$646	$(123)
Unrealized loss from changes in the fair value of the effective portion of the interest rate swap, net of taxes	(44)	(1,861)	(1,142)

Gain (loss) included in other comprehensive income (loss)	$1,220	$(1,215)	$(1,265)

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Translation of foreign currency

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from the translation of financial statements are accumulated as a separate component of comprehensive income. During 2009, the Company recorded a foreign currency transaction loss of $192,000. During 2008 and 2007, the Company recorded foreign currency transaction income of $404,000 and $425,000, respectively.

Shareholders’ equity

During the year ended December 31, 2009, the Company did not declare any dividends to maximize cash flows as a response to the economic turmoil impacting the markets the Company serves. During 2008 and 2007, the Company declared dividends of $5,990,000 and $7,465,000, respectively, of which $1,499,000 was accrued at December 31, 2008.

During 2009, 2008, and 2007, the Company acquired 75,853, 13,583, and 17,367 shares of stock, respectively, as satisfaction of statutory minimum tax withholdings related to equity compensation. The Company reacquired 1,500 shares of forfeited restricted common stock in 2007. These reacquired shares and related cost are reflected as treasury stock in the consolidated balance sheets at December 31, 2009 and 2008.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of unrealized gains and losses on interest rate swaps and retirement liability adjustments, which are recorded net of related taxes, along with foreign currency translation adjustments.

Net income per share

Basic net income per share equals net income divided by the weighted average shares outstanding during the year. The computation of diluted net income per share includes all dilutive common stock equivalents in the weighted average shares outstanding. A reconciliation between basic net income per share and diluted net income per share for the years ended December 31, 2009, 2008, and 2007 is displayed in Note 17 of the consolidated financial statements.

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

The Company adopted provisions now codified as Topic 740, “Income Taxes,” related to “Accounting for Uncertainty in Income Taxes” of the Financial Accounting Standard Board’s (FASB) Accounting standards codification (ASC), effective January 1, 2007 which effectively changed the accounting for uncertain tax positions and related disclosures. See Note 16 for further details relating to the impact adopting FIN 48 had on the Company’s consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Equity-based compensation

In accordance with Statement of FASB ASC Topic 718, “Stock Compensation,” the Company measures the cost of equity-based compensation based on grant date fair value and recognizes the cost over the period in which the employee is required to provide service in exchange for the award. Equity-based compensation consists of grants of stock options, restricted stock, restricted stock units, and performance stock units. Equity-based compensation expense is included in selling, general, and administrative expenses. The Company’s equity-based compensation plans are discussed in more detail in Note 12 of the consolidated financial statements.

Collective bargaining agreements

At December 31, 2009, the Company employed approximately 2,450 people, of which approximately 22% were represented by unions through various collective bargaining agreements (CBAs). Unions represent 62% and 18% of our Processed Metal Products and Building Products employees, respectively. Three CBAs, representing 4% of our workforce, expire during 2010. The employees represented through CBAs expiring in 2010 are primarily from our Processed Metal Products segment. Our other CBAs expire between January 31, 2011 and March 31, 2012. We historically have had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current and expired agreements.

Recent accounting pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on the Company’s consolidated financial position, cash flows, and results of operations was not significant.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance in FASB ASC Topic 270, “Interim Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on the Company’s disclosures was not significant.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” to establish principles and requirements for subsequent events. The guidance sets forth the date after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also identifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of the guidance during the year ended December 31, 2009 and its impact on the Company’s disclosures was not significant.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 125, “Generally Accepted Accounting Principles,” identifying the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance does not change current US generally accepted accounting principles, but is intended to simplify user access to all authoritative US generally accepted accounting principles by providing all authoritative literature related to a particular topic in one place. The provisions of FASB ASC Topic 125 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance during the year ended December 31, 2009, which did not have a significant impact on the Company’s consolidated financial statements other than changing the method used to refer to U.S. generally accepted accounting principles with the Company’s disclosures.

In August 2009, the FASB issued Accounting Standards Update (Update) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”. Update 2009-05 provides amendments to Topic 820, “Fair Value Measurements and Disclosures,” for the fair value measurement of liabilities. Update 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted the provisions of Update 2009-05 during the year ended December 31, 2009 and its impact on the Company’s consolidated financial positions, cash flows, and results of operations was not significant.

Reclassifications

Certain 2008 and 2007 amounts have been reclassified to conform to the 2009 presentation. The Company reclassified warehousing costs from selling, general, and administrative expense to cost of sales for 2008 and 2007. The warehousing costs reclassified amounted to $7,320,000 and $6,430,000 for the years ended December 31, 2008 and 2007, respectively. Warehousing costs were also reclassified for the quarterly periods reported in our Quarterly Reports on Form 10-Q for each quarterly period in 2009. The quarterly information provided in Note 21 of the consolidated financial statements for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009 amounted to $1,741,000, $1,579,000, and $2,156,000, respectively.

2.	INVENTORIES

Inventories at December 31 consist of the following (in thousands):

	2009	2008

Raw material	$37,605	$78,768
Work-in-process	16,224	25,966
Finished goods	53,941	85,201

Total inventory	$107,770	$189,935

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3.	PROPERTY, PLANT, AND EQUIPMENT

Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2009	2008

Land and land improvements	$17,759	$17,889
Building and improvements	98,230	97,543
Machinery and equipment	306,510	287,978
Construction in progress	4,488	8,919

	426,987	412,329
Less accumulated depreciation and amortization	199,567	168,710

Property, plant and equipment, net	$227,420	$243,619

4.	ACQUISITIONS

On June 8, 2006, the Company acquired all of the outstanding stock of Home Impressions, Inc. (Home Impressions). Home Impressions was based in Hickory, North Carolina and marketed and distributed mailboxes and postal accessories. The acquisition of Home Impressions served to strengthen the Company’s position in the mailbox and storage systems markets, and provided marketing, manufacturing, and distribution synergies with our existing operations. The results of Home Impressions (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Home Impressions is not considered significant to the Company’s consolidated results of operations.

As part of the purchase agreement with the former owners of Home Impressions, the Company was required to pay additional consideration based upon the operating results of Home Impressions. The Company paid $4,949,000, $923,000, and $159,000 of such additional consideration during the years ended December 31, 2009, 2008, and 2007, respectively. These payments were recorded as additional goodwill. No more additional consideration payments are necessary under the purchase agreement.

On March 9, 2007 the Company acquired all of the outstanding stock of Dramex Corporation (Dramex). Dramex had locations in Ohio, Canada, and England and manufactured, marketed and distributed a diverse line of expanded metal products used in the commercial building and industrial sectors of the building products market. The acquisition of Dramex strengthened the Company’s position in the expanded metal market and provided additional opportunity for both Dramex’s products and products manufactured by certain business units of the Company. The results of Dramex (included in the Company’s Building Products segment) are included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Dramex was not considered significant to the Company’s consolidated results of operations.

The aggregate purchase consideration for the acquisition of Dramex was $22,677,000 in cash and acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based upon respective fair values. The identifiable intangible assets consisted of a trademark with a value of $1,795,000 (indefinite useful life), a trademark with a value of $111,000 (5 year estimated useful life), and customer relationships with a value of $1,828,000 (10 year estimated useful life).

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

$22,677

On April 10, 2007, the Company acquired certain assets and liabilities of Noll Manufacturing Company and its affiliates (Noll) with locations in California, Oregon, and Washington. The assets the Company acquired from Noll are used to manufacture, market, and distribute products for the building; heating, ventilation, and air conditioning; and lawn and garden components of the building products market. The acquisition of Noll strengthened the Company’s manufacturing, marketing, and distribution capabilities and provided manufacturing and distribution synergies with the Company’s existing business units. The results of Noll (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results from the date of acquisition. The acquisition of Noll was not considered significant to the Company’s consolidated results of operations.

The aggregate purchase consideration was approximately $63,726,000 in cash and direct acquisition costs. The purchase price has been allocated to the assets acquired and liabilities assumed based upon respective fair values. The valuation resulted in negative goodwill of $9,491,000 which has been allocated to property, plant and equipment and intangibles on a pro rata basis. After giving effect to the allocation of the negative goodwill, the identifiable intangible assets consisted of patents with a value of $57,000 (8 year estimated useful life), customer relationships with a value of $2,679,000 (15 year estimated useful life), non-compete agreements valued at $726,000 (5 year estimated useful life), and trademarks with a value of $3,490,000 (indefinite useful life). The allocation of the purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$22,820
Property, plant and equipment	33,954
Identifiable intangible assets	6,952

$63,726

On August 31, 2007, the Company acquired all of the outstanding stock of the Florence Corporation (Florence). Florence, located in Manhattan, Kansas, designed and manufactured storage solutions, including mail and package delivery products. The acquisition of Florence strengthened the Company’s position in the storage solutions market. The results of Florence (included in the Company’s Building Products segment) have been included in the Company’s consolidated financial results since the date of acquisition. The acquisition of Florence was not considered significant to the Company’s results of operations.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

Goodwill

All goodwill reported on the balance sheet relates to the Building Products segment. The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Balance at beginning of year	$443,925	$445,073
Goodwill acquired/ acquisition adjustment	4,838	5,411
Impairment	(59,008)	—
Foreign currency translation	2,949	(6,559)

Balance at end of year	$392,704	$443,925

The December 31, 2009 balance noted above is net of accumulated impairment losses of $59,008,000, which was generated as a result of the impairment charges noted below. No accumulated impairment losses were recognized prior to the year ended December 31, 2009.

As noted in Note 14, the Company disposed of its SCM Metal Products subsidiaries (SCM) during the year ended December 31, 2008. SCM was comprised of two reporting units with $8,418,000 of goodwill as of the date of disposal.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Based on lower than forecasted sales volume, revised long-term growth expectations, and a book value of equity in excess of market capitalization, the Company concluded there were indicators of goodwill impairment requiring an interim impairment test for its eleven reporting units as of June 30, 2009 and March 31, 2009. The Company also performed its annual goodwill impairment test as of October 31, 2009.

Step one of the goodwill impairment test consists of comparing the fair value of a reporting unit, determined using two valuation techniques, with its carrying amount including goodwill. The fair value of each reporting unit with goodwill was estimated using assumptions including a weighted average cost of capital (WACC). The WACC is calculated based upon the capital structure of eight market participants in our peer group. The following table was used during the goodwill impairment tests performed during 2009 compared to the last impairment test performed in 2008:

Date of Impairment Test	WACC

December 31, 2008	11.0%
March 31, 2009	11.50% to 12.00%
June 30, 2009	12.2% to 12.6%
October 31, 2009	11.9% to 12.9%

Other assumptions used to calculate a fair value for each reporting unit include projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and eight market participants in our peer group. A third-party forecast of housing starts was utilized to prepare the estimated revenue growth for future periods. The reporting unit that serves the automotive market does not have goodwill.

During our goodwill impairment tests, we determined three reporting units had a carrying amount exceeding the reporting unit’s fair value due to a decrease in projected revenues to be generated by the reporting units. Therefore, the Company initiated step two of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to its assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting units was less than their carrying values by $59,008,000, which has been recorded as an impairment charge during 2009. The impairment charges recorded during the fourth quarter of 2009 were estimates based on the preliminary allocation of fair value in the second step of the goodwill impairment test. If any adjustment to these estimated impairment charges are required due to the final determination of fair value for intangible assets, it will be recorded during the first quarter of 2010. All other reporting units with goodwill had an estimated fair value in excess of their carrying value for all goodwill impairment tests performed during 2009. No goodwill impairment charges were recorded in 2008 and 2007.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following sensitivity analysis discloses the WACC that would lead to a reporting unit failing step one of the goodwill impairment test along with the amount of goodwill associated with the reporting unit:

	March 31, 2009		June 30, 2009		October 31, 2009
	Impairment Test		Impairment Test		Impairment Test
	Number of	Goodwill	Number of	Goodwill	Number of	Goodwill
	Reporting Units	Associated	Reporting Units	Associated	Reporting Units	Associated With
	That Would Fail	With These	That Would	With These	That Would Fail	These Reporting
WACC	Step One(1)	Reporting Units	Fail Step One	Reporting Units	Step One(2)	Units

11.50%	1	$74,778,000	—	$—	1	$4,468,000
11.75%	1	$74,778,000	—	$—	3	$76,376,000
12.00%	1	$74,778,000	—	$—	3	$76,376,000
12.25%	3	$116,978,000	—	$—	3	$76,376,000
12.50%	4	$136,677,000	1	$22,631,000	3	$76,376,000
12.75%	5	$248,176,000	3	$93,629,000	3	$76,376,000
13.00%	5	$248,176,000	6	$227,857,000	4	$94,637,000

(1)	The reporting unit shown above as failing the goodwill impairment test at a WACC of 11.50%, 11.75%, and 12.00% is the reporting unit that was impaired during the March 31, 2009 impairment test. The reporting unit had a goodwill balance of $74,778,000 prior to the impairment charge and $49,277,000 after the impairment charge.

(2)	The reporting units shown above as failing the goodwill impairment test as of October 31, 2009 at a WACC lower than 13.00% were all impaired during the October 31, 2009 impairment test. The impaired reporting units had an aggregate goodwill balance of $76,376,000 prior to the impairment charges and an aggregate goodwill balance of $42,869,000 after the impairment charge.

The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock does not increase, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Estimated Life

Trademark	$40,612	$—	$41,119	$—	indefinite
Trademark	2,115	(744)	2,089	(562)	2 to 15 years
Unpatented technology/patent	5,732	(1,795)	5,731	(1,272)	5 to 20 years
Customer relationships	48,086	(12,910)	47,339	(8,511)	5 to 15 years
Non-competition agreements	2,799	(1,713)	3,624	(2,184)	5 to 10 years

	$99,344	$(17,162)	$99,902	$(12,529)

Acquired intangible asset amortization expense for the years ended December 31, 2009, 2008, and 2007 aggregated approximately $5,185,000, $5,566,000, and $3,816,000, respectively. The Company also recognized a $1,090,000 impairment charge during the year ended December 31, 2009 related to the indefinite-lived intangible assets.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Amortization expense related to acquired intangible assets subject to amortization at December 31, 2009 for the next five years ended December 31 is estimated as follows (in thousands):

2010	$5,163
2011	$5,103
2012	$4,980
2013	$4,682
2014	$3,772

6.	INVESTMENTS IN PARTNERSHIPS

The Company has a 31% partnership interest in a steel pickling joint venture with Samuel Manu-Tech, Inc. The partnership provides a steel cleaning process called “pickling” to steel mills and steel processors. The investment is included in the Company’s Processed Metal Products segment and is accounted for using the equity method of accounting. The Company’s investment in the partnership was approximately $2,474,000 and $2,477,000 at December 31, 2009 and 2008, respectively. As explained in Note 20 of the consolidated financial statements, on February 1, 2010, this investment and the majority of the other assets held by the Processed Metal Products segment were sold.

7.	ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following (in thousands):

	2009	2008

Compensation	$11,867	$16,798
Insurance	9,209	10,395
Customer rebates	7,724	6,840
Other	11,344	12,272

	$40,144	$46,305

8.	DEBT

Long-term debt at December 31 consists of the following (In thousands):

	2009	2008

Revolving credit facility	$50,000	$89,079
Term loan	—	59,880
8% Senior Subordinated Notes due December 1, 2015 with interest payable in semiannual installments at an 8.25% effective rate, recorded net of unamortized discount of $2,350 and $2,647 at December 31, 2009 and 2008, respectively	201,650	201,353
Other debt	5,632	6,060

Total debt outstanding	257,282	356,372
Less current maturities	408	2,728

Total long-term debt	$256,874	$353,644

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement) provided a revolving credit facility and a term loan. The Senior Credit Agreement was amended and restated in order to convert it into a secured asset-based credit facility that allowed the Company to remove most of the restrictive covenants contained in the Second Amended and Restated Credit Agreement prior to its amendment and restatement. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement also provided a term loan originally aggregating $58,730,000. The revolving credit facility is committed through August 30, 2012 and the term loan was originally due December 8, 2012.

Borrowings under the revolving credit facility bear interest at a variable rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50%, plus 3.25% or, at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. At December 31, 2009, amounts outstanding under the revolving credit facility bore interest at an annual rate of 4.75%. At December 31, 2008, the Company had $85,000,000 outstanding under the revolving credit facility at interest rates of LIBOR plus a margin ranging from 2.075% to 3.075% and additional borrowings of $4,079,000 outstanding at 3.25%. Standby letters of credit of $14,153,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company at December 31, 2009. These letters of credit reduce the amount otherwise available under the revolving credit facility. At December 31, 2009, the Company had $69,726,000 of availability under the revolving credit facility.

Borrowings under the term loan bear interest at LIBOR, with a LIBOR floor of 1.50%, plus 3.75% or, at the Company’s option, an alternate base rate. The Company was required to repay $575,000 on the term loan each quarter until the remaining balance comes due in 2012. On October 30, 2009, the Company paid off its term loan balance with funds available under the revolving credit facility. During the three years ended December 31, 2009, the Company entered into interest rate swaps to fix a portion of the variable-rate debt outstanding under this term loan. See Note 1 for more information regarding these interest rate swaps. As a result of the interest rate swaps, at December 31, 2008, $55,000,000 of term loan borrowings were fixed at 6.78% and the remaining balance of $4,880,000 bore interest at a rate of 4.938%, LIBOR plus a fixed rate.

As a result of the modification of terms under the revolving credit facility and the early payment of the term loan, the Company incurred a $1,424,000 charge to write off deferred financing costs during the year ended December 31, 2009.

The Senior Credit Agreement includes a financial covenant that required the Company to maintain the following minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA as defined in the Senior Credit Agreement) for the following periods:

Minimum
EBITDA

Six-months ended June 30, 2009	$0
Nine-months ended September 30, 2009	$13,000,000
Year ending December 31, 2009	$28,000,000

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

As of December 31, 2009, the Company was in compliance with this financial covenant. This covenant will not be tested after December 31, 2009. Beginning on March 31, 2010, and quarterly thereafter on a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Company’s significant domestic subsidiaries have guaranteed the obligations under the Senior Credit Agreement.

On December 8, 2005, the Company issued $204,000,000 of Senior Subordinated 8% Notes (8% Notes), due December 1, 2015, at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness liens, distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends in excess of $10,000,000 in a fiscal year, and other restricted payments. After December 1, 2010, the 8% Notes are redeemable at the option of the Company, in whole or in part, at the redemption price, which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change of Control, each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The aggregate maturities of long-term debt for the next five years and thereafter are as follows:

2010	$428
2011	$404
2012	$50,400
2013	$400
2014	$400
Thereafter	$205,050

Total cash paid for interest in the years ended December 31, 2009, 2008, and 2007, was $20,374,000, $32,528,000 and $36,628,000, respectively.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9.	EMPLOYEE RETIREMENT PLANS

The Company has an unfunded supplemental pension plan which provides defined pension benefits to certain salaried employees upon retirement. Benefits under the plan are based on the salaries of individual plan participants in the year they were admitted into the plan. No additional participants will be added to the plan in the future. The following table presents the changes in the plan’s projected benefit obligation, fair value of plan assets, and funded status for the years ended December 31 (in thousands):

	2009	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,989	$2,609	$2,439
Service cost	111	147	165
Interest cost	175	162	139
Prior service costs	125	134	—
Actuarial gain	(87)	(10)	(64)
Benefits paid	(182)	(53)	(70)

Projected benefit obligation at end of year	3,131	2,989	2,609
Fair value of plan assets	—	—	—

Under funded status	(3,131)	(2,989)	(2,609)

Unamortized prior service costs	192	134	—
Unrecognized actuarial gain	(162)	(75)	(65)

Net amount recognized	$(3,101)	$(2,930)	$(2,674)

Amounts recognized in the consolidated financial statements consist of (in thousands):
Accrued pension liability	$(3,131)	$(2,989)	$(2,609)
Pre-tax accumulated other comprehensive income — retirement liability adjustment	30	59	(65)

Net amount recognized	$(3,101)	$(2,930)	$(2,674)

The plan’s accumulated benefit obligation equaled the projected benefit obligation at December 31, 2009, 2008, and 2007. The measurement date used to determine pension benefit measures is December 31.

Components of net periodic pension cost for the years ended December 31 are as follows (in thousands):

	2009	2008	2007

Service cost	$111	$147	$165
Interest cost	175	162	139
Amortization of prior service costs	67	—	—

Net periodic pension cost	$353	$309	$304

Assumptions used to calculate the benefit obligation:
Discount rate	5.75%	6.00%	6.25%

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2010	$309
2011	$339
2012	$441
2013	$437
2014	$426
Years 2015 — 2019	$1,989

All U.S. subsidiaries participate in the Company’s 401(k) Plan. In addition, certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

Total expense for all retirement plans was $1,780,000, $2,526,000, and $3,887,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Total expense for all retirement plans decreased from the year ended December 31, 2008 to the year ended December 31, 2009 as a result of staffing reductions and the suspension of the Company’s matching contributions to the Gibraltar 401(k) Plan beginning on April 18, 2009.

10.	OTHER POSTEMPLOYMENT BENEFITS

The Company has an unfunded postretirement healthcare plan which provides health insurance to certain employees and their spouses upon retirement. This plan has been frozen and no additional participants will be added to the plan in the future. The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2009	2008	2007

Benefit obligation at beginning of year	$4,446	$4,172	$4,558
Service cost	65	71	72
Interest cost	269	255	246
Plan amendments and curtailments	(857)	—	(318)
Actuarial loss (gain)	432	161	(222)
Benefits paid	(240)	(213)	(164)

Benefit obligation at end of year	4,115	4,446	4,172
Fair value of plan assets	—	—	—

Under funded status	(4,115)	(4,446)	(4,172)
Unrecognized prior service costs	(17)	(51)	(70)
Unrecognized actuarial loss	621	1,130	1,035

Accumulated postretirement benefit obligation	$(3,511)	$(3,367)	$(3,207)

Amounts recognized in the consolidated financial statements at December 31 consist of (in thousands):

	2009	2008	2007

Accrued post retirement benefit liability	$(4,115)	$(4,446)	$(4,172)
Pre-tax accumulated other comprehensive loss — retirement liability adjustment	604	1,079	965

Net amount recognized	$(3,511)	$(3,367)	$(3,207)

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 are as follows (in thousands):

	2009	2008	2007

Service cost	$65	$71	$72
Interest cost	269	255	246
Amortization of unrecognized prior service cost	(18)	(18)	(20)
Curtailment cost	(17)	—	(10)
Loss amortization	84	65	83

Net periodic post retirement benefit cost	$383	$373	$371

Assumptions used to calculate the benefit obligation:
Discount rate	5.75%	6.00%	6.25%

For measurement purposes, an 8.25%, 7.00% and 9.50% annual rate of increase in the per capita cost of medical costs before age 65, medical costs after age 65, and prescription drug costs, respectively, were assumed for 2010, gradually decreasing to 5.00% in 2016. The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated postretirement benefit obligation at December 31, 2009, by approximately $510,000 and $458,000, respectively, and increase or decrease the annual service and interest costs by approximately $50,000 and $43,000, respectively.

The measurement date used to determine postretirement benefit obligation measures is December 31.

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2010	$228
2011	$238
2012	$247
2013	$258
2014	$244
Years 2015 — 2019	$1,422

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows(in thousands):

			Unamortized	Unrealized
	Foreign	Minimum	Post	(Loss)	Accumulated
	Currency	Pension	Retirement	Gain on	Other
	Translation	Liability	Health Care	Interest Rate	Comprehensive
	Adjustment	Adjustment	Costs	Swaps	Income

Balance at January 1, 2008	$12,610	$42	$(604)	$(1,211)	$10,837
Changes during year ended December 31, 2008	(20,290)	(78)	(79)	(1,215)	(21,662)

Balance at December 31, 2008	(7,680)	(36)	(683)	(2,426)	(10,825)
Changes during year ended December 31, 2009	7,057	17	301	1,220	8,595

Balance at December 31, 2009	$(623)	$(19)	$(382)	$(1,206)	$(2,230)

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.	EQUITY-BASED COMPENSATION

Equity-based payments to employees and directors, including grants of stock options, are recognized in the statements of operations based on the grant date fair value of the award. The Company uses the straight-line method of attributing the value of stock-based compensation expense over the vesting periods. Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, executives, and key employees with a range that typically equals three to four years.

The Third Amendment and Restatement of the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the Plan) is an incentive compensation plan that allows the Company to grant equity-based incentive compensation awards to eligible participants to provide them an additional incentive to promote the business of the Company, to increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company’s employ. Awards under the plan may be in the form of options, restricted shares, restricted units, performance shares, performance units, and rights. The Plan provides for the issuance of up to 3,000,000 shares of common stock. Of the total number of shares of common stock issuable under the plan, the aggregate number of shares which may be issued in connection with grants of incentive stock options and rights cannot exceed 900,000 shares. Vesting terms and award life are governed by the award document.

The Company also has stock options and restricted stock outstanding under plans that were terminated prior to the Plan being approved by the Board of Directors and shareholders. The termination of those plans did not modify, amend, or otherwise affect the terms of any outstanding awards on the date of termination. The Company recognized compensation expense of $47,000, $67,000, and $135,000, in connection with awards that vested under those previously terminated plans during the years ended December 31, 2009, 2008, and 2007, respectively.

During the years ended December 31, the following tables provides the number of restricted stock units (that will convert to shares upon vesting), restricted shares, and non-qualified stock options that were issued during the years ended December 31 along with the weighted average grant date fair value of each type of award:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
Awards	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value

Restricted Stock Units	287,153	$11.89	167,274	$15.23	116,372	$22.67
Restricted Shares	6,000	$7.92	6,000	$14.84	6,000	$21.46
Non-qualified Stock Options	146,850	$7.88	244,800	$6.72	166,800	$6.86

At December 31, 2009, 1,434,736 shares were available for issuance under the Plan. Of this amount, 900,000 are available for incentive stock options. The Company recognized compensation expense in connection with the vesting of stock options and the lapse of restrictions on restricted shares and restricted stock units issued under the Plan in the amounts of $4,360,000, $4,519,000, and $2,751,000 in the years ended December 31, 2009, 2008, and 2007, respectively.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The fair value of the restricted shares and restricted stock units issued during the three years ended December 31, 2009 was based on the grant date market price. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. The following table provides the weighted average assumptions used to value stock options issued during the years ended December 31, 2009, 2008, and 2007:

			Stock	Risk-free	Annual
	Fair Value	Expected Life	Volatility	Interest Rate	Forfeiture Rate	Dividend Yield

2009 Grants	$7.88	5.20 Years	67.6%	2.3%	8.2%	0.1%
2008 Grants	$6.72	5.00 Years	49.3%	3.0%	4.3%	1.4%
2007 Grants	$6.86	5.10 Years	43.7%	4.3%	4.2%	1.1%

The tax benefits recognized related to equity compensation expense in the years ended December 31, 2009, 2008, and 2007 were $1,675,000, $1,743,000 and $1,097,000, respectively.

The Company awarded 905,000 performance stock units during the year ended December 31, 2009. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ending December 31, 2009, 2010, and 2011. The performance stock units earned will be converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and will be paid in January 2012. The cost of the awards will be accrued over the vesting period which ends December 31, 2011. During the first performance period consisting of the year ended December 31, 2009, participants earned 34% of target, or 102,567 performance stock units. At December 31, 2009, the value of the performance stock units accrued was based on a fair value of $13.73 per share. During the year ended December 31, 2009, the Company recognized $1,601,000 of compensation in connection with the vesting of performance stock units.

The Management Stock Purchase Plan (MSPP) is an integral component of the Plan and provides participants the ability to defer a portion of their salary, a portion of their annual bonus under the Management Incentive Compensation Plans, and Directors’ fees. The deferral is converted to restricted stock units and credited to the participant’s account together with a Company match in restricted stock units equal to a percentage of the deferral amount. The account is converted to cash at the trailing 200-day average closing price of the Company’s stock and payable to the participants upon a termination of their employment with the Company. The matching portion vests only if the participant has reached their sixtieth (60th) birthday. If a participant terminates prior to age sixty (60), the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current 10-year U.S. Treasury note rate. The account is then paid out in five equal annual cash installments.

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of our common stock as of the last day of the period. During the years ended December 31, 2009, 2008, and 2007, respectively, 130,437, 75,781, and 74,365 restricted stock units that will convert to cash upon vesting were credited to participant accounts. At December 31, 2009 and 2008, the value of the restricted stock units in the MSPP was $10.52 and $14.73 per unit, respectively. At December 31, 2009 and 2008, 303,961 and 173,524 restricted stock units were credited to participant accounts including 33,368 and 9,997, respectively, of unvested restricted stock units.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2009:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

$9.38	33,380	0.5	$9.38	32,255	$9.38
$11.98 - $14.90	228,150	9.0	$13.29	13,949	$13.11
$18.78 - $23.78	369,359	7.5	$21.54	205,955	$21.68

	630,889			252,159

The following table summarizes information about stock option transactions:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise Price	Remaining Life	Intrinsic Value

Balance at January 1, 2007	425,832	$18.32
Granted	166,800	19.19
Exercised	(48,500)	14.03
Forfeited	(21,312)	21.90

Balance at December 31, 2007	522,820	$18.84
Granted	244,800	17.81
Exercised	(23,560)	10.36
Forfeited	(145,653)	17.79

Balance at December 31, 2008	598,407	$19.01
Granted	146,850	13.56
Exercised	(5,025)	9.38
Forfeited	(109,343)	18.93

Balance at December 31, 2009	630,889	$17.88	7.7	$762,000

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $15.73 per share market price of the Company’s common stock as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 were $32,000, $249,000, and $408,000, respectively. The aggregate fair value of restricted stock units that vested during 2009, 2008, and 2007 was $1,930,000, $976,000, and $564,000, respectively. The aggregate fair value of restricted shares that vested during the years ended December 31, 2009, 2008, and 2007 was $48,000, $245,000, and $167,000, respectively.

The following table summarizes information about restricted stock:

		Weighted
		Average
		Grant Date
	Restricted Stock	Fair Value

Balance at January 1, 2009	18,000	$15.52
Granted	6,000	7.92
Vested	(12,000)	11.72

Balance at December 31, 2009	12,000	$15.52

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes information about restricted stock units that will convert to shares upon vesting:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units	Fair Value

Balance at January 1, 2009	514,527	$19.38
Granted	287,153	11.89
Converted	(222,509)	18.06

Balance at December 31, 2009	579,171	$16.17

As of December 31, 2009, there was $6,652,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted share units. That cost is expected to be recognized over a weighted average period of 2.3 years.

13.	FAIR VALUE MEASUREMENTS

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

The provisions FASB ASC of Topic 820 are effective for fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted the provision of FASB ASC Topic 820 as of January 1, 2008, for all financial assets and liabilities and as of January 1, 2009, for all nonfinancial assets and liabilities. Nonfinancial assets and nonfinancial liabilities for which we applied the provisions of Topic 820 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

FASB ASC Topic 820 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3

Interest rate swap	$(2,564)	$—	$(2,564)	$—

Interest rate swaps are over-the-counter securities with no quoted readily available Level 1 inputs and, therefore, are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach adjusted for the credit worthiness of the parties involved in the transaction. See Note 1 for a description of where changes in the fair value of the interest rate swap are recorded within the Company’s consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The Company applied the provisions of FASB ASC Topic 820 during the goodwill impairment tests performed as of March 31, 2009, June 30, 2009, and October 31, 2009. Step one of the goodwill impairment test consists of determining a fair value for each of the Company’s eleven reporting units. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used two valuation models to estimate the fair values of its reporting units, using Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows, and earnings multiples. As a result of the goodwill impairment tests performed during 2009, the Company recognized goodwill impairment charges for three reporting units to the implied fair value of goodwill. The fair value measurements of the reporting units under the step one and step two analyses include unobservable inputs defined above that are classified as Level 3 inputs. See Note 5 of the consolidated financial statements for the results of the Company’s March 31, 2009, June 30, 2009, and October 31, 2009 goodwill impairment tests.

During 2009, the Company also wrote down to fair value indefinite-lived trade name intangible assets of two reporting units. The fair value measurements were calculated using unobservable inputs including discounted cash flow analyses classified as Level 3 inputs. See Note 5 of the consolidated financial statements for more disclosure regarding the impairment of indefinite-lived intangible assets.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable, long-term debt, and interest rate swaps. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At December 31, 2009, the fair value of outstanding debt was $252,492,000 compared to its carrying value of $257,282,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices. Borrowings under the Company’s Third Amended and Restated Credit Agreement dated June 24, 2009, bear interest at recently negotiated variable rates and, therefore, the carrying value of the borrowings approximate fair value.

14.	DISCONTINUED OPERATIONS

As a part of the Company’s continuing evaluation of its business units, the Company determined that its SCM Metal Products subsidiaries (SCM) no longer provided a strategic fit with its long-term growth and operational objectives during 2008. On October 3, 2008, the Company entered into a definitive agreement to sell the issued and outstanding capital stock of SCM, a copper powdered metal business, for a purchase price of $43,702,000. The final purchase price is net of working capital adjustments and transaction fees. The purchase price was payable by delivery of a promissory note in the principal amount of $8,500,000 payable March 31, 2012 and cash. Interest is payable on the promissory note quarterly at interest rates that increase over time from 8% to 12% per annum. The promissory note is recorded as an other asset on the December 31, 2009 and 2008 balance sheets. The sale resulted in a pre-tax loss of $12,995,000 recorded in 2008. During 2009, the Company recorded a $376,000 gain as a result of purchase price adjustments related to the sale of SCM. SCM was previously included in the Processed Metal Products segment.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

During 2007, the Company committed to a plan to dispose of the assets of its bath cabinet manufacturing and steel service center businesses. The Company received proceeds of $10,179,000 and $1,680,000, and incurred pretax losses of $14,260,000 and $3,520,000 on the disposal of these assets and the reduction to estimated fair market value of the assets remaining at December 31, 2007 for the steel service center business and the bath cabinet manufacturing business, respectively. The steel service center business was previously included in the Processed Metal Products segment and the bath cabinet manufacturing business was previously reported in the Building Products segment. Certain assets of the bath cabinet manufacturing business have not been disposed of as of December 31, 2009, and the Company recognized a $730,000 impairment charge to recognize the assets at fair value during the year ended December 31, 2009. The Company continues to incur costs related to these assets.

The results of operations for SCM, the bath cabinet manufacturing business, and the steel service business have been classified as discontinued operations in the consolidated balance sheets, consolidated statements of operations, and cash flows for all periods presented. This reclassification has been reflected in all relevant Notes.

The Company allocates interest to its discontinued operations in accordance with FASB ASC Subtopic 205-20, “Presentation of Financial Statements — Discontinued Operations.” Interest expense of $1,465,000 and $3,501,000 was allocated to discontinued operations during the years ended December 31, 2008 and 2007, respectively.

Components of income from discontinued operations for the years ended December 31 are as follows (in thousands):

	2009	2008	2007

Net sales	$—	$110,380	$159,264
Expenses	731	121,328	175,499

Loss from discontinued operations before taxes	(731)	(10,948)	(16,235)
Benefit of income taxes	(578)	(1,611)	(2,520)

Loss from discontinued operations	$(153)	$(9,337)	$(13,715)

15.	EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

Beginning in 2007, the Company has focused on becoming the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of its facilities and product lines. The Company consolidated six, nineteen, and ten facilities during 2009, 2008, and 2007, respectively, in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. As of December 31, 2009, the Company did not decide to close or consolidate any specific facilities and, therefore, does not expect to incur any material exit activity costs in the future, unless future opportunities for cost savings are identified.

The Processed Metal Products segment incurred a $1,420,000 asset impairment charge during the year ended December 31, 2009 related to the sale of an unoccupied facility. The Company incurred $2,509,000 of asset impairment charges for year ended December 31, 2008 including a $1,370,000 impairment charge for a plant closed in the Building Products segment and a $1,139,000 impairment charge for a corporate software application no longer in use. The Company recorded $391,000 of asset impairment charges for the year ended December 31, 2007, related to $351,000 and $40,000 impairments of machinery and equipment due to two separate plant closures in the Processed Metal Products and Building Products segments, respectively.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table provides a summary of exit activity costs and asset impairment charges incurred by segment for the years ended December 31 (in thousands):

	2009	2008	2007

Building Products	$2,292	$4,632	$696
Processed Metal Products	2,061	1,583	1,761
Corporate	293	1,139	—

Total exit activity costs	$4,646	$7,354	$2,457

The following table provides a summary of the statement of operations classification where the above exit activity costs and asset impairments are recorded for the years ended December 31 (in thousands):

	2009	2008	2007

Cost of sales	$2,126	$5,740	$2,420
Selling, general, and administrative expense	2,520	1,614	37

Total exit activity costs and asset impairment charges	$4,646	$7,354	$2,457

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2009	2008

Accrued costs at beginning of year	$1,371	$12
Exit activity costs recognized	3,226	4,845
Cash payments	(2,694)	(3,486)

Accrued costs at end of year	$1,903	$1,371

16.	INCOME TAXES

The components of (loss) income before income taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2009	2008	2007

Domestic	$(76,042)	$43,881	$35,089
Foreign	(1,591)	9,077	9,326

Total	$(77,633)	$52,958	$44,415

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The (benefit of) provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2009	2008	2007

Income tax expense (benefit) from continuing operations
Current:
U.S. Federal	$(9,521)	$12,788	$5,683
State	557	2,759	1,615
Foreign	(104)	3,286	3,057

Total current	(9,068)	18,833	10,355

Deferred:
U.S. Federal	(10,276)	1,565	6,746
State	(6,012)	(193)	1,012
Foreign	(405)	(652)	(637)

Total deferred	(16,693)	720	7,121

Total	$(25,761)	$19,553	$17,476

The benefit of income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	2009	2008	2007

Current:
U.S. Federal	$(530)	$(2,159)	$(1,464)
State	—	(453)	(15)
Foreign	—	236	797

Total current	(530)	(2,376)	(682)

Deferred:
U.S. Federal	(16)	698	(1,789)
State	(32)	56	1
Foreign	—	11	(50)

Total deferred	(48)	765	(1,838)

Total	$(578)	$(1,611)	$(2,520)

The (benefit of) provision for income taxes from continuing operations differs from the federal statutory rate of 35% for the years December 31 due to the following (in thousands):

	2009		2008		2007

Statutory rate	$(27,172)	35.0%	$18,535	35.0%	$15,545	35.0%
State income taxes, less federal effect	(3,546)	4.6%	1,668	3.2%	1,707	3.8%
Foreign rate differential	60	(0.1)%	(776)	(1.5)%	(185)	(0.4)%
Uncertain tax positions	107	(0.1)%	420	0.8%	509	1.1%
Intangible asset impairment	4,081	(5.3)%	—	0.0%	—	0.0%
Other	709	(0.9)%	(294)	(0.6)%	(100)	(0.2)%

	$(25,761)	33.2%	$19,553	36.9%	$17,476	39.3%

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Deferred tax liabilities (assets) at December 31 consist of the following (in thousands):

	2009	2008

Depreciation	$36,320	$37,701
Goodwill	18,912	32,007
Intangible assets	19,094	20,173
Other	247	38

Gross deferred tax liabilities	74,573	89,919

Equity compensation	(7,311)	(6,402)
Other	(14,672)	(15,337)
Valuation allowances	1,779	2,614

Gross deferred tax assets	(20,204)	(19,125)

Net deferred tax liabilities	$54,369	$70,794

Net current deferred tax assets of $8,463,000 and $8,720,000 are included in other current assets in the consolidated balance sheet at December 31, 2009 and 2008, respectively. The Company maintains valuation allowances due to the uncertainty of its ability to utilize the deferred tax assets identified above. The valuation allowances primarily relate to capital loss carry forwards for federal and state tax purposes of $3,795,000 that expire in 2013 and state net operating losses.

During the year ended December 31, 2009, the Company received income tax refunds, net of cash paid for income taxes, of $3,516,000. Cash paid for income taxes, net of tax refunds, in the years ended December 31, 2008 and 2007 was $15,825,000, and $10,011,000, respectively.

Provision has not been made for U.S. taxes on $25,516,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. As of December 31, 2009, the Company’s foreign operations held $13,491,000 of cash that provides foreign operations with liquidity to reinvest in working capital and capital expenditures for their operations. Any excess earnings could be used to grow the Company’s foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008

Balance at beginning of year	$2,499	$1,894
Additions for tax positions of the current year	242	518
Additions for tax positions of prior years	408	135
Reductions for tax positions of prior years for:
Settlements during the period	(972)	—
Lapses of applicable statute of limitation	(12)	(48)

Balance at end of year	$2,165	$2,499

The company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) is in the process of examining the Company’s income tax return for 2008. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from 4 to 6 years. Currently, we do not have any returns under examinations in our U.S. state jurisdictions.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

During 2009, the IRS concluded their examination of the Company’s income tax returns for 2007, 2006, and 2005 and Her Majesty’s Revenue and Customs (United Kingdom) concluded their examination on the Company’s tax returns for 2007 and 2006. As a result of these audits, the Company recognized a $972,000 reduction in its reserve for unrecognized tax benefits.

We adopted the provisions of FASB ASC Topic 740, “Income Taxes,” relating to accounting for uncertainty in income taxes effective January 1, 2007. As a result of the implementation of these provisions, the Company recognized a $750,000 increase in tax liabilities with a corresponding reduction in retained earnings. The recognition was caused by uncertain tax positions of $408,000 and the provision for related interest and penalties of $342,000.

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $2,165,000 and $1,933,000 as of December 31, 2009 and 2008, respectively.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest (net of federal tax benefit) and penalties of $171,000 and $123,000 in the years ended December 31, 2009 and 2008, respectively.

17.	NET (LOSS) INCOME PER SHARE

Basic (loss) income per share is based on the weighted average number of common shares outstanding. Diluted (loss) income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise of shares issuable under the equity compensation plans described in Note 12. The weighted average number of shares and conversions utilized in the calculation of diluted earnings per share does not include potential anti-dilutive common shares aggregating 1,222,060, 676,325, and 465,365 at December 31, 2009, 2008, and 2007, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2009	2008	2007

Numerator:
(Loss) income from continuing operations	$(51,872,000)	$33,405,000	$26,939,000
Loss from discontinued operations	(153,000)	(9,337,000)	(13,715,000)

(Loss) income available to common stockholders	$(52,025,000)	$24,068,000	$13,224,000

Denominator:
Denominator for basic (loss) income per share:
Weighted average shares outstanding	30,135,125	29,981,265	29,866,712

Denominator for diluted (loss) income per share:
Weighted average shares outstanding	30,135,125	29,981,265	29,866,712
Potentially dilutive securities	—	212,223	249,547

Weighted average shares and conversions	30,135,125	30,193,488	30,116,259

For the year ended December 31, 2009, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 193,131 shares for the year ended December 31, 2009.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

18.	COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2009, 2008, and 2007 aggregated $14,437,000, $14,253,000, and $14,808,000, respectively. Future minimum lease payments under these non-cancelable operating leases at December 31, 2009, are as follows:

2010	$11,990
2011	$10,545
2012	$7,469
2013	$5,697
2014	$3,817
Thereafter	$6,876

The Company offers various product warranties to its customers concerning the quality of its products and services. Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a related warranty accrual at December 31, 2009 and 2008 is not required.

The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operations.

Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. During the years ended December 31, 2009, 2008, and 2007, the Company incurred $1,162,000, $1,729,000, and $2,217,000 for legal services from these firms, respectively. Of the amounts incurred, $113,000 and $652,000 were capitalized as deferred debt issuance costs and acquisition costs during 2009 and 2007, respectively. All other amounts were recorded as expenses when incurred. At December 31, 2009 and 2008, the Company had $160,000 and $342,000 recorded in accounts payable for these law firms, respectively.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is Vice Chairman of the Board of one of the participating lenders in the Company’s Senior Credit Agreement. See Note 8 to the financial statements for the terms of the Senior Credit Agreement and the amounts outstanding as of December 31, 2009 and 2008.

The Company was party to a consulting agreement it entered into January 1, 2003 with Neil E. Lipke, a former officer of the Company and a brother of Brian J. Lipke, a Director and Officer of the Company, in effect through December 2007. Under this consulting agreement, Neil E. Lipke received $125,000 per year in cash and insurance benefits at the levels that were provided during his employment in exchange for providing consulting services to the Company. During the year ended December 31, 2007, the Company paid Neil E. Lipke $125,000 in cash and incurred $6,000 to provide him with insurance benefits.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31 (in thousands):

	2009	2008	2007

Net sales
Building Products	$691,771	$986,840	$929,022
Processed Metal Products	142,447	245,459	269,693

	834,218	$1,232,299	$1,198,715

(Loss) income from operations
Building Products	$(16,809)	$94,522	$91,589
Processed Metal Products	(14,341)	17,655	13,265
Corporate	(20,884)	(30,708)	(29,113)

	$(52,034)	$81,469	$75,741

Depreciation and amortization
Building Products	$25,193	$25,790	$23,364
Processed Metal Products	6,169	5,384	5,023
Corporate	1,051	2,733	2,565

	$32,413	$33,907	$30,952

Total assets*
Building Products	$821,557	$961,967	$1,001,541
Processed Metal Products	98,665	140,282	145,748
Corporate	53,746	44,110	134,119

	$973,968	$1,146,359	$1,281,408

Capital expenditures
Building Products	$9,318	$16,927	$12,560
Processed Metal Products	1,038	1,710	3,936
Corporate	457	2,958	1,195

	$10,813	$21,595	$17,691

*	Total assets of discontinued operations have been included in Corporate assets for all periods.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 are as follows (in thousands):

	2009	2008	2007

Net sales
North America	$785,534	$1,157,780	$1,123,100
Europe	48,684	74,519	75,615

	834,218	$1,232,299	$1,198,715

Long-lived assets
North America	$682,171	$758,626	$762,953
Europe	40,646	39,504	45,849

	$722,817	$798,130	$808,802

20.	SUBSEQUENT EVENT

On February 1, 2010, the Company closed on the sale of the majority of the assets of the Processed Metals Products segment. The assets were sold for $30,100,000, which was net of a working capital adjustment. This transaction finalized the Company’s exit from the steel processing business and establishes the Company as a manufacturer and distributor of products for the building and industrial markets. The net book value of the assets sold was approximately $52 million as of December 31, 2009. The Company expects to incur a pre-tax loss of approximately $18 million from the transaction. The results of operations for the Processed Metal Products segment were included in continuing operations in the consolidated financial statements because they did not meet the criteria of a discontinued operation as of December 31, 2009. However, the results of operation for the Processed Metal Products segment will be classified as discontinued operations in the consolidated balance sheets, consolidated statements of income, and statements of cash flows for the first quarter of 2010.

21.	SUPPLEMENTAL FINANCIAL INFORMATION

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2009
(In thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$759,515	$88,596	$(13,893)	$834,218
Cost of sales	—	643,270	78,781	(12,812)	709,239

Gross profit	—	116,245	9,815	(1,081)	124,979
Selling, general, and administrative expense	(85)	107,092	9,908	—	116,915
Intangible asset impairment	—	60,098	—	—	60,098

Income (loss) from operations	85	(50,945)	(93)	(1,081)	(52,034)
Interest (expense) income	(15,840)	(10,099)	24	—	(25,915)
Equity in partnerships’ income and other income	—	301	15	—	316

Loss before taxes	(15,755)	(60,743)	(54)	(1,081)	(77,633)
Benefit of income taxes	(6,132)	(19,130)	(499)	—	(25,761)

Loss from continuing operations	(9,623)	(41,613)	445	(1,081)	(51,872)
Discontinued operations:
Loss from discontinued operations before taxes	—	(731)	—	—	(731)
Benefit of income taxes	—	(578)	—	—	(578)

Income from discontinued operations	—	(153)	—	—	(153)
Equity in losses from subsidiaries	(41,321)	445	—	40,876	—

Net loss	$(50,944)	$(41,321)	$445	$39,795	$(52,025)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2008
(In thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$1,115,562	$134,430	$(17,693)	$1,232,299
Cost of sales	—	909,537	110,470	(16,494)	1,003,513

Gross profit	—	206,025	23,960	(1,199)	228,786
Selling, general, and administrative expense	(397)	134,885	12,829	—	147,317

Income from operations	397	71,140	11,131	(1,199)	81,469
Interest expense	(15,100)	(12,704)	(1,431)	—	(29,235)
Equity in partnerships’ income and other income	—	714	10	—	724

(Loss) income before taxes	(14,703)	59,150	9,710	(1,199)	52,958
(Benefit of) provision for income taxes	(5,440)	22,285	2,708	—	19,553

(Loss) income from continuing operations	(9,263)	36,865	7,002	(1,199)	33,405
Discontinued operations:
(Loss) income from discontinued operations before taxes	—	(12,289)	1,341	—	(10,948)
(Benefit of) provision for income taxes	—	(1,855)	244	—	(1,611)

(Loss) income from discontinued operations	—	(10,434)	1,097	—	(9,337)
Equity in earnings from subsidiaries	34,530	8,099	—	(42,629)	—

Net income	$25,267	$34,530	$8,099	$(43,828)	$24,068

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
December 31, 2007
(In thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$1,081,603	$129,415	$(12,303)	$1,198,715
Cost of sales	—	896,193	106,035	(12,303)	989,925

Gross profit	—	185,410	23,380	—	208,790
Selling, general, and administrative expense	332	120,356	12,361	—	133,049

(Loss) income from operations	(332)	65,054	11,019	—	75,741
Interest expense	(16,421)	(14,569)	(1,508)	—	(32,498)
Equity in partnerships’ income and other income	—	1,159	13	—	1,172

(Loss) income before taxes	(16,753)	51,644	9,524	—	44,415
(Benefit of) provision for income taxes	(6,241)	21,253	2,464	—	17,476

(Loss) income from continuing operations	(10,512)	30,391	7,060	—	26,939
Discontinued operations:
(Loss) income from discontinued operations before taxes	—	(16,665)	430	—	(16,235)
(Benefit of) provision for income taxes	—	(2,425)	(95)	—	(2,520)

(Loss) income from discontinued operations	—	(14,240)	525	—	(13,715)
Equity in earnings from subsidiaries	23,736	7,585	—	(31,321)	—

Net income	$13,224	$23,736	$7,585	$(31,321)	$13,224

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
December 31, 2009
(In thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$—	$10,105	$13,491	$—	$23,596
Accounts receivable, net	—	81,208	12,213	—	93,421
Intercompany balances	21,321	5,734	(27,055)	—	—
Inventories	—	100,935	6,835	—	107,770
Other current assets	6,132	17,719	1,858	—	25,709
Assets of discontinued operations	—	655	—	—	655

Total current assets	27,453	216,356	7,342	—	251,151
Property, plant, and equipment, net	—	211,122	16,298	—	227,420
Goodwill	—	359,182	33,522	—	392,704
Acquired intangibles	—	70,287	11,895	—	82,182
Investments in partnerships	—	2,474	—	—	2,474
Other assets	4,335	13,699	3	—	18,037
Investment in subsidiaries	699,448	53,368	—	(752,816)	—

	$731,236	$926,488	$69,060	$(752,816)	$973,968

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$60,316	$8,148	$—	$68,464
Accrued expenses	1,360	36,699	2,085	—	40,144
Current maturities of long-term debt	—	408	—	—	408

Total current liabilities	1,360	97,423	10,233	—	109,016
Long-term debt	201,650	55,224	—	—	256,874
Deferred income taxes	—	57,765	5,067	—	62,832
Other non-current liabilities	—	16,628	392	—	17,020
Shareholders’ equity	528,226	699,448	53,368	(752,816)	528,226

	$731,236	$926,488	$69,060	$(752,816)	$973,968

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
December 31, 2008
(In thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$—	$1,781	$9,527	$—	$11,308
Accounts receivable, net	—	108,004	15,268	—	123,272
Intercompany balances	5,959	23,894	(29,853)	—	—
Inventories	—	180,332	9,603	—	189,935
Other current assets	—	21,720	508	—	22,228
Assets of discontinued operations	—	1,486	—	—	1,486

Total current assets	5,959	337,217	5,053	—	348,229
Property, plant, and equipment, net	—	227,448	16,171	—	243,619
Goodwill	—	413,584	30,341	—	443,925
Acquired intangibles	—	75,371	12,002	—	87,373
Investments in partnerships	—	2,477	—	—	2,477
Other assets	25,525	(4,938)	149	—	20,736
Investment in subsidiaries	739,716	47,577	—	(787,293)	—

	$771,200	$1,098,736	$63,716	$(787,293)	$1,146,359

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$67,512	$8,656	$—	$76,168
Accrued expenses	1,360	43,377	1,568	—	46,305
Current maturities of long-term debt	—	2,728	—	—	2,728

Total current liabilities	1,360	113,617	10,224	—	125,201
Long-term debt	201,353	152,291	—	—	353,644
Deferred income taxes	—	74,575	4,939	—	79,514
Other non-current liabilities	—	18,537	976	—	19,513
Shareholders’ equity	568,487	739,716	47,577	(787,293)	568,487

	$771,200	$1,098,736	$63,716	$(787,293)	$1,146,359

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
December 31, 2009
(In thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net cash (used in) provided by continuing operations	$(15,384)	$137,062	$9,336	$—	$131,014
Net cash provided by discontinued operations	—	585	—	—	585

Net cash (used in) provided by operating activities	(15,384)	137,647	9,336	—	131,599

Cash Flows from Investing Activities
Additional consideration for acquisitions	—	(4,949)	—	—	(4,949)
Purchases of property, plant, and equipment	—	(9,927)	(886)	—	(10,813)
Net proceeds from sale of property, plant, and equipment	—	272	27	—	299

Net cash used in investing activities	—	(14,604)	(859)	—	(15,463)

Cash Flows from Financing Activities
Long-term debt payments	—	(182,401)	—	—	(182,401)
Proceeds from long-term debt	—	83,022	—	—	83,022
Intercompany financing	17,470	(12,957)	(4,513)	—	—
Payment of deferred financing costs	—	(2,383)	—	—	(2,383)
Purchase of treasury stock at market rates	(634)	—	—	—	(634)
Net proceeds from issuance of common stock	47	—	—	—	47
Payment of dividends	(1,499)	—	—	—	(1,499)

Net cash (used in) provided by financing activities	15,384	(114,719)	(4,513)	—	(103,848)

Net increase in cash and cash equivalents	—	8,324	3,964	—	12,288
Cash and cash equivalents at beginning of year	—	1,781	9,527	—	11,308

Cash and cash equivalents at end of year	$—	$10,105	$13,491	$—	$23,596

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
December 31, 2008
(In thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net cash (used in) provided by continuing operations	$(14,905)	$105,344	$7,690	$—	$98,129
Net cash provided by discontinued operations	—	10,716	(971)	—	9,745

Net cash (used in) provided by operating activities	(14,905)	116,060	6,719	—	107,874

Cash Flows from Investing Activities
Additional consideration for acquisitions	—	(8,724)	—	—	(8,724)
Net proceeds from sale of business	—	23,208	11,994	—	35,202
Purchases of property, plant, and equipment	—	(18,427)	(3,168)	—	(21,595)
Net proceeds from sale of property, plant, and equipment	—	2,662	30	—	2,692

Net cash (used in) provided by investing activities from continuing operations	—	(1,281)	8,856	—	7,575
Net cash used in investing activities for discontinued operations	—	(440)	(61)	—	(501)

Net cash (used in) provided by investing activities	—	(1,721)	8,795	—	7,074

Cash Flows from Financing Activities
Long-term debt payments	—	(184,447)	(490)	—	(184,937)
Proceeds from long-term debt	—	53,000	439	—	53,439
Intercompany financing	20,804	8,265	(29,069)	—	—
Payment of deferred financing costs	—	(104)	—	—	(104)
Tax adjustment from equity compensation	—	(362)	—	—	(362)
Purchase of treasury stock at market rates	(164)	—	—	—	(164)
Net proceeds from issuance of common stock	250	—	—	—	250
Payment of dividends	(5,985)	—	—	—	(5,985)

Net cash provided by (used in) financing activities from continuing operations	14,905	(123,648)	(29,120)	—	(137,863)
Net cash used in financing activities from discontinued operations	—	—	(1,064)	—	(1,064)

Net cash provided by (used in) financing activities	14,905	(123,648)	(30,184)	—	(138,927)

Net decrease in cash and cash equivalents	—	(9,309)	(14,670)	—	(23,979)
Cash and cash equivalents at beginning of year	—	11,090	24,197	—	35,287

Cash and cash equivalents at end of year	$—	$1,781	$9,527	$—	$11,308

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
December 31, 2007
(In thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net cash (used in) provided by continuing operations	$(15,942)	$134,615	$15,582	$—	$134,255
Net cash provided by discontinued operations	—	24,356	202	—	24,558

Net cash (used in) provided by operating activities	(15,942)	158,971	15,784	—	158,813

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(185,416)	(21,192)	—	(206,608)
Net proceeds from sale of business	—	11,859	—	—	11,859
Purchases of property, plant, and equipment	—	(16,195)	(1,496)	—	(17,691)
Net proceeds from sale of property, plant, and equipment	—	3,237	240	—	3,477

Net cash used in investing activities from continuing operations	—	(186,515)	(22,448)	—	(208,963)
Net cash used in investing activities for discontinued operations	—	(656)	(294)	—	(950)

Net cash used in investing activities	—	(187,171)	(22,742)	—	(209,913)

Cash Flows from Financing Activities
Long-term debt payments	—	(119,252)	(54)	—	(119,306)
Proceeds from long-term debt	—	200,074	—	—	200,074
Intercompany financing	22,169	(45,137)	22,968	—	—
Payment of deferred financing costs	—	(1,498)	—	—	(1,498)
Tax benefit from equity compensation	—	121	—	—	121
Purchase of treasury stock at market rates	(393)	—	—	—	(393)
Net proceeds from issuance of common stock	137	—	—	—	137
Payment of dividends	(5,971)	—	—	—	(5,971)

Net cash provided by financing activities from continuing operations	15,942	34,308	22,914	—	73,164
Net cash used in financing activities for discontinued operations	—	—	(252)	—	(252)

Net cash provided by financing activities	15,942	34,308	22,662	—	72,912
Net increase in cash and cash equivalents	—	6,108	15,704	—	21,812
Cash and cash equivalents at beginning of year	—	4,982	8,493	—	13,475

Cash and cash equivalents at end of year	$—	$11,090	$24,197	$—	$35,287

GIBRALTAR INDUSTRIES, INC.
QUARTERLY UNAUDITED FINANCIAL DATA
(In thousands, except per share data)

2009 Quarter Ended	Mar. 31(1,2)	Jun. 30(1)	Sep. 30(1)	Dec. 31(2)	Total

Net sales	$204,843	$217,055	$225,152	$187,168	$834,218
Gross profit	11,272	35,872	44,264	33,571	124,979
(Loss) income from operations	(43,168)	10,295	14,855	(34,016)	(52,034)
(Loss) income from continuing operations	(27,552)	(584)	4,948	(28,684)	(51,872)
(Loss) income from discontinued operations	(64)	656	(36)	(709)	(153)
Net (loss) income	(27,616)	72	4,912	(29,393)	(52,025)
(Loss) income per share from continuing operations:
Basic	$(0.92)	$(0.02)	$0.16	$(0.95)	$(1.72)
Diluted	$(0.92)	$(0.02)	$0.16	$(0.95)	$(1.72)
(Loss) income per share from discontinued operations:
Basic	$(0.00)	$0.02	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.00)	$0.02	$(0.00)	$(0.02)	$(0.01)

2008 Quarter Ended	Mar. 31(1)	Jun. 30(1)	Sep. 30(1)	Dec. 31(1)	Total(1)

Net sales	$293,938	$347,173	$341,814	$249,374	$1,232,299
Gross profit	50,311	76,996	73,502	27,977	228,786
Income (loss) from operations	17,028	37,351	34,869	(7,779)	81,469
Income (loss) from continuing operations	6,024	18,983	18,362	(9,964)	33,405
Income (loss) from discontinued operations	676	1,130	872	(12,015)	(9,337)
Net income (loss)	6,700	20,113	19,234	(21,979)	24,068
Income (loss) per share from continuing operations:
Basic	$0.20	$0.63	$0.61	$(0.33)	$1.11
Diluted	$0.20	$0.63	$0.61	$(0.33)	$1.11
Income (loss) per share from discontinued operations:
Basic	$0.02	$0.04	$0.03	$(0.40)	$(0.31)
Diluted	$0.02	$0.04	$0.03	$(0.40)	$(0.31)

(1)	Refer to Note 1 of the consolidated financial statements for disclosure of reclassifications that impacted the quarterly periods ended March 31, 2009, June 30, 2009, and September 30, 2009 and all quarterly periods in 2008.

(2)	During the quarters ended March 31, 2009 and December 31, 2009, the Company recorded $25,501,000 and $34,597,000 of intangible asset impairment charges, respectively, as a result of interim and annual impairment tests performed as of March 31, 2009 and October 31, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report. The Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A of this Annual Report on Form 10-K.

Gibraltar Industries. Inc.
Buffalo, New York
February 25, 2010

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gibraltar Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Gibraltar Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 25, 2010

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2009 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year.

The Company has adopted a Code of Ethics that applies to the Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, and other senior financial officers and executives of the Company. A complete text of this Code of Ethics is available in the corporate governance section of our website at www.gibraltar1.com. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2009 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2009 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2009 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accountant’s fees and services is incorporated herein by reference to the information included in the Company’s 2009 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2009 fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a	)	Documents filed as part of this report:
		(1)	The following financial statements are included:
			(i	)	Report of Independent Registered Public Accounting Firm
			(ii	)	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008, and 2007
			(iii	)	Consolidated Balance Sheets as of December 31, 2009 and 2008
			(iv	)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007
			(v	)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2009, 2008, and 2007
			(vi	)	Notes to Consolidated Financial Statements
		(2)	The following Financial Statement Schedules for the years ended December 31, 2009, 2008, and 2007 are included in this Annual Report on Form 10-K:
			(i	)	Quarterly Unaudited Financial Data (included in notes to consolidated financial statements)
			(ii	)	Schedule II. Valuation and Qualifying Accounts (included on page 94)
Schedules other than that listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statement, including the notes thereto.
		(3)	Exhibits: the index of exhibits to this Annual Report on Form 10-K included herein is set forth on the attached Exhibit Index beginning on page 96.
(b	)	Other Information:
Not applicable

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance at the		Charged to		Balance at
		Beginning of		Cost and	(Write-Offs)	End of
Year	Description	Period	Acquisitions	Expense	Recoveries	Period

2009	Allowance for Doubtful Accounts	$6,713	$—	$2,562	$(2,092)	$7,183
	Reserve for Slow-moving Inventory	$4,985	$—	$1,266	$(1,040)	$5,211
	Deferred Tax Valuation Allowance	$2,614	$—	$157	$(992)	$1,779

2008	Allowance for Doubtful Accounts	$3,338	$—	$5,162	$(1,787)	$6,713
	Reserve for Slow-moving Inventory	$6,044	$—	$2,345	$(3,404)	$4,985
	Deferred Tax Valuation Allowance	$925	$—	$2,239	$(550)	$2,614

2007	Allowance for Doubtful Accounts	$2,419	$344	$768	$(193)	$3,338
	Reserve for Slow-moving Inventory	$5,422	$527	$1,315	$(1,220)	$6,044
	Deferred Tax Valuation Allowance	$846	$—	$138	$(59)	$925

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.

By	/s/ Brian J. Lipke
Brian J. Lipke
Chairman of the Board and Chief Executive Officer
Dated : February 25, 2010

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian J. Lipke Brian J. Lipke	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2010

/s/ Henning N. Kornbrekke Henning N. Kornbrekke	President and Chief Operating Officer	February 25, 2010

/s/ Kenneth W. Smith Kenneth W. Smith	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 25, 2010

/s/ David N. Campbell David N. Campbell	Director	February 25, 2010

/s/ William J. Colombo William J. Colombo	Director	February 25, 2010

/s/ Gerald S. Lippes Gerald S. Lippes	Director	February 25, 2010

/s/ William P. Montague William P. Montague	Director	February 25, 2010

/s/ Arthur A. Russ, Jr. Arthur A. Russ, Jr.	Director	February 25, 2010

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	Director	February 25, 2010

Exhibit Index

Exhibit
Number		Exhibit

3.1		Certificate of Incorporation of registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908))
3.2		Amended and Restated By-Laws of the Registrant effective August 11, 1998 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908))
4.1		Specimen Common Share Certificate (incorporated by reference number to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))
4.2		Indenture dated as of December 8, 2005, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).
10	.1*	Amended and Restated Employment Agreement dated as of August 21, 2007 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2007)
10	.2*	Employment Agreement dated as of August 21, 2007 between the Registrant and Henning Kornbrekke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2007)
10	.3*	Gibraltar Industries, Inc. Incentive Stock Option Plan, Fifth Amendment and Restatement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as amended by First Amendment to the Fifth Amendment and Restatement of the Gibraltar Steel Corporation Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2007)
10	.4*	Gibraltar Industries, Inc. Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-03979))
10.5		First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	.6*	Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.7*	The 2003 Gibraltar Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (333-110313)) as amended by First Amendment to 2003 Gibraltar Industries Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 25, 2006)
10	.8*	Change in Control Agreement between the Company and Brian J. Lipke (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2005)
10	.9*	Change in Control Agreement between the Company and Henning N. Kornbrekke (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed April 13, 2005).
10	.10*	Amended and Restated Gibraltar Industries, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2006)
10	.11*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Units (Long Term Incentive) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 25, 2005)
10	.12*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Non-Qualified Option (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2005)

Exhibit
Number		Exhibit

10	.13*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed May 25, 2005)
10.14		Registration Rights Agreement, dated as of December 8, 2005, among the Company, the Guarantors and J.P. Morgan Securities Inc., McDonald Investments Inc. and Harris Nesbitt Corp., as initial purchasers of the Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2005)
10.15		Consulting Agreement by and between Gibraltar Industries, Inc. and Neil E. Lipke dated January 1, 2003 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2007)
10.16		Stock Purchase Agreement among Gibraltar Steel Corporation of New York, Gibraltar International, Inc., SCM Metal Products, Inc., Gibraltar Pacific Inc., Bison Acquisition Corporation and Appleby Trust (Mauritius) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2008)
10	.17*	Second Amendment and Restatement of the Gibraltar Industries, Inc. Management Stock Purchase Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2009)
10	.18*	Second Amendment and Restatement of the Gibraltar Industries, Inc. 2005 Equity Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2009)
10.19		Gibraltar Industries, Inc. Omnibus Code Section 409A Compliance Policy, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009)
10	.20*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Award of Restricted Stock Units, dated January 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2009)
10	.21*	Summary Description of Annual Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10	.22*	Gibraltar Deferred Compensation Plan Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10	.23*	Change in Control Agreement between the Company and Kenneth W. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10	.24*	Change in Control Agreement between the Company and Timothy J. Heasley (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 24 , 2009)
10	.25*	Change in Control Agreement between the Company and Paul M. Murray (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10	.26*	Third Amendment and Restatement of the Gibraltar Industries, Inc., 2005 Equity Incentive Plan, dated May 18, 2009, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 21, 2009)
10.27		Third Amended and Restated Credit Agreement, dated July 24, 2009, among the Company, Gibraltar Steel Corporation of New York, as co-borrower, the lenders parties thereto, Keybank National Association, as administrative agent, JPMorganChase Bank, N.A., as co-syndication agent, BMO Capital Markets Financing, Inc., as co-syndication agent, HSBC Bank USA, National Association, as co-syndication agent, and Manufacturers and Traders Trust Company, as co-documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2009)

Exhibit
Number		Exhibit

10	.28*	Gibraltar Industries, Inc., 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2009)
10.29		Asset Purchase Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, a New York corporation, and Gibraltar Strip Steel, Inc., a Delaware corporation and Worthington Steel Company, LLC, an Ohio limited liability company, and The Worthington Steel Company Inc., an Ohio corporation dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2010)
10.30		Amendment No. 1 to the Third Amended and Restated Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York and KeyBank National Association and the other lenders named therein, dated as of January 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2010)
21		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Document is a management contract or compensatory plan or agreement