Form 10-Q
period 2010-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2010-05-06
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
As of May 3, 2010, the number of common shares outstanding was: 30,257,948.

GIBRALTAR INDUSTRIES, INC.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$157,528	$166,339
Cost of sales	128,113	147,737

Gross profit	29,415	18,602
Selling, general, and administrative expense	27,013	26,637
Intangible asset impairment (adjustment)	(177)	25,501

Income (loss) from operations	2,579	(33,536)
Interest expense	(7,051)	(5,241)
Equity in partnership’s income (loss) and other income	71	(19)

Loss before taxes	(4,401)	(38,796)
Benefit of income taxes	(2,085)	(17,770)

Loss from continuing operations	(2,316)	(21,026)
Discontinued operations:
Loss before taxes	(29,998)	(10,462)
Benefit of income taxes	(11,083)	(3,872)

Loss from discontinued operations	(18,915)	(6,590)

Net loss	$(21,231)	$(27,616)

Net loss per share — Basic:
Loss from continuing operations	$(0.08)	$(0.70)
Loss from discontinued operations	(0.62)	(0.22)

Net loss	$(0.70)	$(0.92)

Weighted average shares outstanding — Basic	30,261	30,080

Net loss per share — Diluted:
Loss from continuing operations	$(0.08)	$(0.70)
Loss from discontinued operations	(0.62)	(0.22)

Net loss	$(0.70)	$(0.92)

Weighted average shares outstanding — Diluted	30,261	30,080

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$19,799	$23,596
Accounts receivable, net of reserve of $3,769 and $3,853 in 2010 and 2009, respectively	90,310	71,782
Inventories	94,532	86,296
Other current assets	26,300	25,513
Assets of discontinued operations	6,474	44,938

Total current assets	237,415	252,125

Property, plant and equipment, net	171,777	174,704
Goodwill	392,023	392,704
Acquired intangibles	80,608	82,182
Investment in partnership	—	2,474
Other assets	17,596	17,811
Assets of discontinued operations	—	52,942

	$899,419	$974,942

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$69,447	$47,383
Accrued expenses	36,890	38,757
Current maturities of long-term debt	408	408
Liabilities of discontinued operations	6,672	22,468

Total current liabilities	113,417	109,016

Long-term debt	206,953	256,874
Deferred income taxes	52,519	51,818
Other non-current liabilities	19,295	16,791
Liabilities of discontinued operations	—	12,217
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 30,455,608 and 30,295,084 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	305	303
Additional paid-in capital	229,145	227,362
Retained earnings	282,751	303,982
Accumulated other comprehensive loss	(2,784)	(2,230)
Cost of 209,875 and 150,903 common shares held in treasury at March 31, 2010 and December 31, 2009, respectively	(2,182)	(1,191)

Total shareholders’ equity	507,235	528,226

	$899,419	$974,942

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(21,231)	$(27,616)
Loss from discontinued operations	(18,915)	(6,590)

Loss from continuing operations	(2,316)	(21,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,722	6,508
Intangible asset impairment (adjustment)	(177)	25,501
Provision for deferred income taxes	125	(10,416)
Equity in partnership’s (income) loss	(43)	80
Stock compensation expense	1,679	1,462
Non-cash charges to interest expense	2,407	521
Other non-cash adjustments	260	248
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(18,594)	3,276
Inventories	(8,850)	26,739
Other current assets and other assets	(1,872)	(11,220)
Accounts payable	22,149	(5,783)
Accrued expenses and other non-current liabilities	2,526	(2,918)

Net cash provided by operating activities from continuing operations	4,016	12,972
Net cash provided by operating activities from discontinued operations	14,818	16,636

Net cash provided by operating activities	18,834	29,608

Cash Flows from Investing Activities
Additional consideration for acquisitions	—	(59)
Net proceeds from sale of business	30,100	—
Purchases of property, plant, and equipment	(1,519)	(3,274)
Net proceeds from sale of property and equipment	9	185

Net cash provided by (used in) investing activities for continuing operations	28,590	(3,148)
Net cash used in investing activities for discontinued operations	(288)	(136)

Net cash provided by (used in) investing activities	28,302	(3,284)

Cash Flows from Financing Activities
Long-term debt payments	(50,000)	(39,061)
Proceeds from long-term debt	—	12,074
Payment of dividends	—	(1,499)
Purchase of treasury stock at market prices	(991)	(399)
Payment of deferred financing fees	(48)	—
Tax adjustment from equity compensation	106	(215)

Net cash used in financing activities	(50,933)	(29,100)

Net decrease in cash and cash equivalents	(3,797)	(2,776)

Cash and cash equivalents at beginning of year	23,596	11,308

Cash and cash equivalents at end of period	$19,799	$8,532

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2009	30,295	$303	$227,362	$303,982	$(2,230)	151	$(1,191)	$528,226
Net loss	—	—	—	(21,231)	—	—	—	(21,231)
Foreign currency translation adjustment	—	—	—	—	(1,768)	—	—	(1,768)
Adjustment to post employment health care liability, net of tax of $4	—	—	—	—	8	—	—	8
Reclassification of unrealized loss on interest rate swap, net of tax of $693	—	—	—	—	1,206	—	—	1,206
Equity based compensation expense	—	—	1,679	—	—	—	—	1,679
Net settlement of restricted stock units	161	2	(2)	—	—	59	(991)	(991)
Tax adjustment from equity compensation	—	—	106	—	—	—	—	106

Balance at March 31, 2010	30,456	$305	$229,145	$282,751	$(2,784)	210	$(2,182)	$507,235

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at March 31, 2010 and December 31, 2009, the results of operations and cash flows for the three months ended March 31, 2010 and 2009, and the statement of shareholders’ equity for the three months ended March 31, 2010 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report to Shareholders for the year ended December 31, 2009 as filed on Form 10-K.
The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, restated for discontinued operations, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain 2009 amounts have been reclassified to conform to the 2010 presentation.
The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (Update) 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.” Update 2010-09 removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. Update 2010-09 became effective for the Company for the fourth quarter of 2009. The adoption of the provisions of the Update did not have a material impact on the Company’s consolidated financial statements.

3. INVENTORIES
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw material	$36,928	$34,478
Work-in-process	4,555	4,868
Finished goods	53,049	46,950

Total inventories	$94,532	$86,296

4. ACQUISITIONS
In 2006, the Company acquired all of the outstanding stock of Home Impressions, Inc. (Home Impressions). As part of the purchase agreement with the former owners of Home Impressions, the Company was required to pay additional consideration based upon the operating results of Home Impressions. The Company paid $59,000 of such additional consideration during the three months ended March 31, 2009. These additional consideration payments were recorded as additional goodwill.
5. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the approximate carrying amount of goodwill for the three months ended March 31, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$392,704
Impairment adjustment	177
Foreign currency translation	(858)

Balance as of March 31, 2010	$392,023

The goodwill balances as of March 31, 2010 and December 31, 2009 are net of accumulated impairment losses of $58,831,000 and $59,008,000, respectively, which were generated during the year ended December 31, 2009. An adjustment to the impairment charges was recognized during the three months ended March 31, 2009 as described below.
Based on lower than forecasted sales volumes during the three months ended March 31, 2009, revised long-term growth expectations, and a book value of equity in excess of market capitalization, the Company concluded there were indicators of goodwill impairment requiring an interim impairment test for its eleven reporting units as of March 31, 2009. As of March 31, 2010, the Company concluded that no new indicators of goodwill impairment existed and an interim test was not performed.
Step one of the goodwill impairment test as of March 31, 2009 consisted of comparing the fair value of a reporting unit, determined using estimated discounted cash flows, with its carrying amount including goodwill. The fair value of each reporting unit with goodwill was estimated using a weighted average cost of capital (WACC) of 12.0%. The WACC was calculated based upon the capital structure of eight market participants in the Company’s peer group. A third-party forecast of housing starts was utilized to prepare the estimated cash flows.

As of the March 31, 2009 goodwill impairment test, one reporting unit had a carrying amount exceeding the reporting unit’s fair value due to a decrease in projected revenues to be generated by the reporting unit. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to its assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting unit was less than its carrying value by $25,501,000, which was recorded as an impairment charge during the three months ended March 31, 2009. All other reporting units with goodwill had an estimated fair value in excess of their carrying value as of the March 31, 2009 goodwill impairment test.
The Company recorded goodwill impairment charges of $33,507,000 during the three months ended December 31, 2009 based on estimates used to determine a preliminary allocation of fair value under the second step of the annual goodwill impairment test. During the three months ended March 31, 2010, the Company finalized the determination of fair value for intangible assets which led to a $177,000 decrease in the goodwill impairment estimated during the fourth quarter of 2009. The Company recorded the adjustment to the impairment charge and recognized an increase in operating income during the three months ended March 31, 2010.
Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	March 31, 2010		December 31, 2009
			Gross
	Gross Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Estimated Life
Trademark	$40,513	$—	$40,612	$—	indefinite
Trademark	2,113	(786)	2,115	(744)	2 to 15 years
Unpatented Technology	5,732	(1,926)	5,732	(1,795)	5 to 20 years
Customer Relationships	47,738	(13,774)	48,086	(12,910)	5 to 15 years
Non-Competition Agreements	2,801	(1,803)	2,799	(1,713)	5 to 10 years

	$98,897	$(18,289)	$99,344	$(17,162)

Acquired intangible asset amortization expense for the three months ended March 31, 2010 and 2009 aggregated approximately $1,299,000 and $1,277,000, respectively.
Amortization expense related to acquired intangible assets for the remainder of fiscal 2010 and the next five years thereafter is estimated as follows (in thousands):

2010	$3,877
2011	$5,115
2012	$4,992
2013	$4,695
2014	$3,789
2015	$3,696

6. RELATED PARTY TRANSACTIONS
Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. For the three months ended March 31, 2010 and 2009, the Company incurred $257,000 and $218,000, respectively, for legal services from these firms. Of the amounts incurred during the three months ended March 31, 2010, $166,000 related to the sale of the Processed Metal Products business and was recognized as a component of discontinued operations. All other amounts incurred during 2010 and 2009 were expensed as a component of selling, general, and administrative expenses. At March 31, 2010 and December 31, 2009, the Company had $294,000 and $160,000, respectively, recorded in accounts payable for these law firms.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is Vice Chairman of the Board of M&T Bank Corporation, one of the eleven participating lenders which have committed capital under the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As of March 31, 2010 and December 31, 2009, the Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. See Note 7 to the consolidated financial statements for the amounts outstanding on the revolving credit facility as of March 31, 2010 and December 31, 2009.
7. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Revolving credit facility	$—	$50,000
Senior Subordinated 8% Notes recorded net of unamortized discount of $2,271 and $2,350 at March 31, 2010 and December 31, 2009, respectively	201,729	201,650
Other debt	5,632	5,632

Total debt	207,361	257,282
Less current maturities	408	408

Total long-term debt	$206,953	$256,874

Standby letters of credit of $14,103,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company at March 31, 2010. These letters of credit reduce the amount otherwise available under the revolving credit facility. At March 31, 2010, the Company had $106,612,000 of availability under the revolving credit facility.
Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that do not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The revolving credit facility is committed through August 30, 2012. The Senior Credit Agreement also provided a term loan originally aggregating $58,730,000, which was subsequently repaid in full during 2009.
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

Borrowings under the term loan bore interest at LIBOR, with a LIBOR floor of 1.50%, plus 3.75% or, at the Company’s option, an alternate base rate.
Beginning during the three months ended March 31, 2010 and quarterly thereafter on a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. As of March 31, 2010, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Company’s significant domestic subsidiaries have guaranteed the obligations under the Senior Credit Agreement.
On December 8, 2005, the Company issued $204,000,000 of Senior Subordinated 8% Notes (8% Notes), due December 1, 2015, at a discount to yield 8.25%. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. During the three months ended March 31, 2010 and 2009, the Company had an interest rate swap outstanding with a notional amount of $57,500,000, which expires on December 22, 2010. The Company designated its interest rate swap as a cash flow hedge at inception.
In connection with the execution of the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009, the Company de-designated the swap as a hedge and beginning in the third quarter of 2009 all changes in the fair value of the swap were prospectively recorded in earnings as increases or decreases to interest expense. At that time, the originally hedged transaction, interest payments on variable-rate borrowings, was probable of occurring. Therefore, during the second half of 2009 and the first quarter of 2010, the Company amortized amounts remaining in accumulated other comprehensive loss related to the swap to interest expense.
On February 1, 2010, the Company sold the majority of the assets of the Process Metal Products business as disclosed in Note 12 of the consolidated financial statements. The Company used the proceeds from the sale together with cash generated from operations to repay all remaining variable-rate debt during the three months ended March 31, 2010. Accordingly, all losses previously deferred in accumulated other comprehensive loss were reclassified to interest expense during the three months ended March 31, 2010. Changes in the fair value of the swap continued to be recorded in earnings and will be until the swap expires. During the three months ended March 31, 2009, 4.3% of the interest rate swap was not designated as a hedge.
FASB Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging,” requires assets or liabilities to be recognized in the consolidated balance sheet at fair value for all derivative instruments. The determination of the fair value of the interest rate swap is disclosed in Note 11. As of March 31, 2010 and December 31, 2009, the Company recorded liabilities of $2,011,000 and $2,564,000, respectively, as an accrued expense on the consolidated balance sheets for the interest rate swap.
As noted above, all losses reported as a component of accumulated other comprehensive income related to the interest rate swap were reclassified into earnings as interest expense during the three months ended March 31, 2010. Additionally, changes in the fair value of the interest rate swap were recorded in current earnings as interest expense or income during the three months ended March 31, 2010.
During the three months ended March 31, 2009, the effective portion of the gain or loss on the interest rate swap was reported as a component of other comprehensive income and reclassified into earnings as interest expense accrued on the applicable variable-rate borrowings. Gains or losses on the interest rate swap representing hedge ineffectiveness were recognized in current earnings as interest expense or income during the three months ended March 31, 2009.

The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the three months ended March 31 (in thousands):

	2010	2009
Adjustments to interest expense:
Loss reclassified from accumulated other comprehensive income	$1,899	487
Loss from changes in the fair value of the ineffective portion of the interest rate swap	134	1

Total loss included in interest expense	$2,033	$488

Adjustments to other comprehensive loss:
Realized loss reclassified to interest expense, net of taxes	$302	$310
Unrealized loss reclassified to interest expense, net of taxes	904	—
Unrealized loss from changes in the fair value of the effective portion of the interest rate swap, net of taxes	—	(9)

Gain included in other comprehensive loss	$1,206	$301

9. NET PERIODIC BENEFIT COSTS
The following tables present the components of net periodic pension and other post-retirement benefit costs charged to expense for the three months ended March 31 (in thousands):

	Pension Benefit
	2010	2009
Service cost	$20	$28
Interest cost	43	44
Amortization of unrecognized prior service cost	27	16

Net periodic benefit costs	$90	$88

	Other Post Employment
	Benefits
	2010	2009
Service cost	$16	$18
Interest cost	68	64
Amortization of unrecognized prior service cost	(2)	(5)
Loss amortization	14	16

Net periodic benefit costs	$96	$93

10. EQUITY-BASED COMPENSATION
Equity-based payments to employees and directors, including grants of stock options, restricted stock units, and restricted stock, are recognized in the statements of operations based on the grant date fair value of the award. The Company uses the straight-line method of attributing the value of stock-based compensation expense over the vesting periods. Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, executives, and key employees with a range that typically equals three to four years.

The Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the Plan) is an incentive compensation plan that allows the Company to grant equity-based incentive compensation awards to eligible participants to provide them an additional incentive to promote the business of the Company, to increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company’s employ. Awards under the plan may be in the form of options, restricted shares, restricted units, performance shares, performance stock units, and rights. The Plan provides for the issuance of up to 3,000,000 shares of common stock. Of the total number of shares of common stock issuable under the Plan, the aggregate number of shares which may be issued in connection with grants of incentive stock options and rights cannot exceed 900,000 shares. Vesting terms and award life are governed by the award document.
The following table provides the number of restricted stock units (that will convert to shares upon vesting) and non-qualified stock options that were issued during the three months ended March 31 along with the weighted average grant date fair value of each type of award:

	2010		2009
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Dale
Awards	Awards	Fair Value	Awards	Fair Value
Restricted Stock Units	169,867	$16.80	175,696	$11.89
Non-qualified Stock Options	—	$—	12,850	$5.38
In September 2009, the Company awarded 905,000 performance stock units. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ending December 31, 2009, 2010, and 2011. The performance stock units earned will be converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and will be paid in January 2012. During the first performance period consisting of the year ended December 31, 2009, participants earned 34% of the targeted 301,667 performance stock units, or 102,567 units.
The cost of the performance stock awards will be accrued over the vesting period which ends December 31, 2011. At March 31, 2010 and December 31, 2009, the value of the performance stock units accrued was based on a fair value of $9.38 and $13.73 per unit awarded, respectively. The fair value per unit awarded was estimated using the actual performance stock units earned during the first performance period ended December 31, 2009, an estimate of the number of units to be awarded during the remaining performance periods ending December 31, 2010 and 2011, and the estimated trailing 90-day closing price of the Company’s stock as of December 31, 2011 discounted to present value. During the three months ended March 31, 2010, the Company recognized $360,000 of compensation expense in connection with the change in fair value and vesting of performance stock units awarded.
The Management Stock Purchase Plan (MSPP) is an integral component of the Plan and provides participants the ability to defer a portion of their salary, their annual bonus under the Management Incentive Compensation Plan, and Directors’ fees. The deferral is converted to restricted stock units and credited to an account together with a company-match in restricted stock units equal to a percentage of the deferral amount. The account is converted to cash at the trailing 200-day average closing price of the Company’s stock and payable to the participants upon a termination of their service to the Company. The matching portion vests only if the participant has reached their sixtieth (60th) birthday. If a participant terminates their service to the Company prior to age sixty (60), the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current ten-year U.S. Treasury note rate. The account is then paid out in five equal annual cash installments.

The fair value of restricted stock units held in the MSPP equals the trailing 200-day closing price of the Company’s common stock as of the last day of the period. During the three months ended March 31, 2010 and 2009, 143,181 and 111,399 restricted stock units, respectively, including the company-match, were credited to participant accounts. At March 31, 2010 and December 31, 2009, the value of the restricted stock units in the MSPP was $12.67 and $10.52 per unit, respectively. At March 31, 2010 and December 31, 2009, 447,142 and 303,961 restricted stock units, including the company-match, were credited to participant accounts including 58,043 and 33,368, respectively, of unvested restricted stock units.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(2,011)	$—	$(2,011)	$—
Interest rate swaps are over-the-counter securities with no quoted readily available Level 1 inputs and, therefore, are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach adjusted for the creditworthiness of the parties involved in the transaction. See Note 8 for a description of where changes in the fair value of the interest rate swap are recorded within the Company’s consolidated financial statements.
The Company applied the provisions of Topic 820 during the goodwill impairment tests performed as of March 31, 2009 and October 31, 2009. Step one of the goodwill impairment test consists of determining a fair value for each of the Company’s eleven reporting units. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a discounted cash flow valuation model to estimate the fair values of its reporting units, using Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation model include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. As a result of the goodwill impairment test performed during the three months ended March 31, 2009, the Company recognized a goodwill impairment charge for one reporting unit to value goodwill at its implied fair value. The fair value measurements of the reporting units under the step one and step two analyses included unobservable inputs defined above that are classified as Level 3 inputs. As of March 31, 2010, the Company concluded that no new indicators of goodwill impairment existed and an interim test was not performed; however, the Company recorded an adjustment to the intangible asset impairment recognized as a result of the October 31, 2009 goodwill impairment test. See Note 5 of the consolidated financial statements for additional disclosure related to the results of the Company’s 2009 goodwill impairment tests.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable, long-term debt, and interest rate swaps. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At March 31, 2010, the fair value of outstanding debt was $203,512,000 compared to its carrying value of $207,361,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices.
12. DISCONTINUED OPERATIONS
On February 1, 2010, the Company closed on the sale of the majority of the assets of the Processed Metal Products business. The assets were sold for $29,164,000, net of a working capital adjustment of $936,000 that will be paid by the Company during the second quarter of 2010. This transaction finalized the Company’s exit from the steel processing business and establishes the Company solely as a manufacturer and distributor of products for building markets. The Company incurred an after-tax loss of $19,317,000 from the transaction, net of $11,320,000 of taxes. In connection with the sale of the assets of the Processed Metal Products business, the Company recorded a contingent liability for an amount due to exit an underfunded multi-employer pension plan. The amount due will be finalized during the fourth quarter of 2010. Accordingly, the liability was established based on our best estimate of the amount due as of March 31, 2010. The Company did not sell certain real estate held by the Processed Metal Products business and the receivables generated from the operation of the business prior to its sale. Subsequent to February 1, 2010, the Company collected a substantial portion of the receivables. As of March 31, 2010, the remaining portion of these assets were classified as assets of discontinued operations on the balance sheet.
During 2007, the Company committed to a plan to dispose of the assets of its bath cabinet manufacturing business. Certain assets of this business have not been disposed of as of March 31, 2010 and the Company continues to incur costs related to those assets.
The results of operations for the Processed Metal Products business and the bath cabinet manufacturing business have been classified as discontinued operations in the consolidated financial statements for all periods presented.
The Company allocates interest to its discontinued operations in accordance with FASB ASC Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations”. Interest expense of $208,000 and $726,000 was allocated to discontinued operations during the three months ended March 31, 2010 and 2009, respectively.
Components of the loss from discontinued operations for the three months ended March 31 are as follows (in thousands):

	2010	2009
Net sales	$16,575	$38,504
Operating expenses	(15,728)	(48,240)
Loss on sale of business	(30,637)	—
Interest expense allocation	(208)	(726)

Loss from discontinued operations before taxes	$(29,998)	$(10,462)

13. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company has focused on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of its facilities and production lines. The Company consolidated six facilities during 2009 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. During 2010, the Company continued to incur exit activity costs for the facilities consolidated in previous years and some other ongoing restructuring activities. Ongoing restructuring activities in 2010 resulted in a $22,000 asset impairment charge for leasehold improvements that will no longer be used. As of March 31, 2010, the Company did not decide to close or consolidate any specific facilities and, therefore, does not expect to incur any material exit activity costs in the future unless future opportunities for cost savings are identified.
The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three months ended March 31 (in thousands):

	2010	2009
Cost of sales	$47	$204
Selling, general, and administrative expense	81	68

Total exit activity costs	$128	$272

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2010	2009
Accrued costs as of January 1	$1,813	$1,121
Exit activity costs recognized	106	272
Cash payments	(298)	(429)

Accrued costs as of March 31	$1,621	$964

14. INCOME TAXES
The following table summarizes the benefit of income taxes for the three months ended March 31 and the applicable effective tax rates (in thousands):

	2010	2009
Benefit of income taxes	$(2,085)	$(17,770)
Effective tax rate	47.4%	45.8%
The Company’s income tax benefit in interim periods is computed by applying appropriate annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ended December 31, 2010 could be materially different from the forecasted rate used for the three months ended March 31, 2010.
The income tax benefit for the three months ended March 31, 2010 resulted in an effective tax rate of 47.4%. This rate was greater than the U.S. federal statutory tax rate of 35% due to state taxes, the net benefit of discrete state tax credits, and the impact of non-deductible permanent differences on forecasted annual pre-tax income. Similarly, the effective tax rate of 45.8% for the three months ended March 31, 2009 was higher than the U.S. federal statutory tax rate due to state taxes, the net benefit of discrete items, and the impact non-deductible permanent items have on the tax rate when the forecasted annual pre-tax income approaches break even.

15. NET LOSS PER SHARE
Basic loss per share is based on the weighted average number of common shares outstanding. Diluted loss per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under its equity compensation plans described in Note 10 of the consolidated financial statements. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	2010	2009
Numerator:
Loss from continuing operations	$(2,316,000)	$(21,026,000)
Loss from discontinued operations	(18,915,000)	(6,590,000)

Loss available to common stockholders	$(21,231,000)	$(27,616,000)

Denominator for basic loss per share:
Weighted average shares outstanding	30,261,033	30,079,901

Denominator for diluted loss per share:
Weighted average shares outstanding	30,261,033	30,079,901
Common stock options and restricted stock	—	—

Weighted average shares and conversions	30,261,033	30,079,901

For the three months ended March 31, 2010 and 2009, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 163,380 and 189,806 shares for the three months ended March 31, 2010 and 2009, respectively.

16. COMPREHENSIVE LOSS
Total comprehensive loss consists of the following for the three months ended March 31 (in thousands):

	2010	2009
Net loss	$(21,231)	$(27,616)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,768)	(2,033)
Adjustment to post employment health care liability, net of tax	8	7
Reclassification of unrealized loss on interest rate swaps, net of tax	1,206	301

Other comprehensive loss	(554)	(1,725)

Total comprehensive loss	$(21,785)	$(29,341)

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign
	Currency	Minimum Pension	Unamortized Post	Unrealized (Loss)
	Translation	Liability	Employment Health	Gain on Interest	Accumulated Other
	Adjustment	Adjustment	Care Costs	Rate Swaps	Comprehensive Loss
Balance at December 31, 2009	$(623)	$(19)	$(382)	$(1,206)	$(2,230)
Current period change	(1,768)	—	8	1,206	(554)

Balance at March 31, 2010	$(2,391)	$(19)	$(374)	$—	$(2,784)

17. SEGMENT INFORMATION
FASB ASC Topic 280, “Segment Reporting,” establishes the principles for reporting information about operating segments in financial statements. Previously, the Company reported certain financial information for two reporting segments, Building Products and Processed Metal Products. On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products segment as discussed in Note 8 of the consolidated financial statements. As a result of this divestiture and consideration of the principles of Topic 280, the Company determined that it now has only one reporting segment for external reporting purposes. Prior period financial information provided herein has been reclassified to reflect the financial position and results of operations as one segment.
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$135,721	$26,275	$(4,468)	$157,528

Cost of sales	—	109,980	22,332	(4,199)	128,113

Gross profit	—	25,741	3,943	(269)	29,415

Selling, general, and administrative expense	228	24,404	2,381	—	27,013
Intangible asset impairment adjustment	—	(177)	—	—	(177)

(Loss) income from operations	(228)	1,514	1,562	(269)	2,579

Interest (expense) income	(4,339)	(2,720)	8	—	(7,051)
Equity in partnership’s income and other income	—	69	2	—	71

(Loss) income before taxes	(4,567)	(1,137)	1,572	(269)	(4,401)

(Benefit of) provision for income taxes	(1,781)	(803)	499	—	(2,085)

(Loss) income from continuing operations	(2,786)	(334)	1,073	(269)	(2,316)

Discontinued operations:
Loss from discontinued operations before taxes	—	(29,998)	—	—	(29,998)
Benefit of income taxes	—	(11,083)	—	—	(11,083)

Loss from discontinued operations	—	(18,915)	—	—	(18,915)

Equity in earnings from subsidiaries	(18,176)	1,073	—	17,103	—

Net (loss) income	$(20,962)	$(18,176)	$1,073	$16,834	$(21,231)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$148,779	$21,704	$(4,144)	$166,339

Cost of sales	—	131,800	19,935	(3,998)	147,737

Gross profit	—	16,979	1,769	(146)	18,602

Selling, general, and administrative expense	178	23,777	2,682	—	26,637
Intangible asset impairment	—	25,501	—	—	25,501

Loss from operations	(178)	(32,299)	(913)	(146)	(33,536)

Interest (expense) income	(4,325)	(921)	5	—	(5,241)
Equity in partnership’s (loss) and other income	—	(29)	10	—	(19)

Loss before taxes	(4,503)	(33,249)	(898)	(146)	(38,796)

Benefit of income taxes	(1,743)	(15,733)	(294)	—	(17,770)

Loss from continuing operations	(2,760)	(17,516)	(604)	(146)	(21,026)

Discontinued operations:
Loss from discontinued operations before taxes	—	(10,462)	—	—	(10,462)
Benefit of income taxes	—	(3,872)	—	—	(3,872)

Loss from discontinued operations	—	(6,590)	—	—	(6,590)

Equity in earnings from subsidiaries	(24,710)	(604)	—	25,314	—

Net loss	$(27,470)	$(24,710)	$(604)	$25,168	$(27,616)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
MARCH 31, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$7,328	$12,471	$—	$19,799
Accounts receivable, net	—	72,819	17,491	—	90,310
Intercompany balances	114,672	(88,924)	(25,748)	—	—
Inventories	—	86,334	8,198	—	94,532
Other current assets	1,781	22,610	1,909	—	26,300
Assets of discontinued operations	—	6,474	—	—	6,474

Total current assets	116,453	106,641	14,321	—	237,415

Property, plant, and equipment, net	—	156,371	15,406	—	171,777
Goodwill	—	359,358	32,665	—	392,023
Acquired intangibles	—	69,389	11,219	—	80,608
Other assets	4,155	13,437	4	—	17,596
Investment in subsidiaries	593,796	53,983	—	(647,779)	—

	$714,404	$759,179	$73,615	$(647,779)	$899,419

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$58,488	$10,959	$—	$69,447
Accrued expenses	5,440	28,091	3,359	—	36,890
Current maturities of long-term debt	—	408	—	—	408
Liabilities of discontinued operations	—	6,672	—	—	6,672

Total current liabilities	5,440	93,659	14,318	—	113,417

Long-term debt	201,729	5,224	—	—	206,953
Deferred income taxes	—	47,598	4,921	—	52,519
Other non-current liabilities	—	18,902	393	—	19,295
Shareholders’ equity	507,235	593,796	53,983	(647,779)	507,235

	$714,404	$759,179	$73,615	$(647,779)	$899,419

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$10,105	$13,491	$—	$23,596
Accounts receivable, net	—	59,569	12,213	—	71,782
Intercompany balances	21,321	5,734	(27,055)	—	—
Inventories	—	79,461	6,835	—	86,296
Other current assets	6,132	17,523	1,858	—	25,513
Assets of discontinued operations	—	44,938	—	—	44,938

Total current assets	27,453	217,330	7,342	—	252,125

Property, plant, and equipment, net	—	158,406	16,298	—	174,704
Goodwill	—	359,182	33,522	—	392,704
Acquired intangibles	—	70,287	11,895	—	82,182
Investment in partnership	—	2,474	—	—	2,474
Other assets	4,335	13,473	3	—	17,811
Assets of discontinued operations	—	52,942	—	—	52,942
Investment in subsidiaries	699,448	53,368	—	(752,816)	—

	$731,236	$927,462	$69,060	$(752,816)	$974,942

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$39,235	$8,148	$—	$47,383
Accrued expenses	1,360	35,312	2,085	—	38,757
Current maturities of long-term debt	—	408	—	—	408
Liabilities of discontinued operations	—	22,468	—	—	22,468

Total current liabilities	1,360	97,423	10,233	—	109,016

Long-term debt	201,650	55,224	—	—	256,874
Deferred income taxes	—	46,751	5,067	—	51,818
Other non-current liabilities	—	16,399	392	—	16,791
Liabilities of discontinued operations	—	12,217	—	—	12,217
Shareholders’ equity	528,226	699,448	53,368	(752,816)	528,226

	$731,236	$927,462	$69,060	$(752,816)	$974,942

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities

Net cash (used in) provided by operating activities for continuing operations	$(122)	$5,011	$(873)	$—	$4,016
Net cash provided by operating activities from discontinued operations	—	14,818	—	—	14,818

Net cash (used in) provided by operating activities	(122)	19,829	(873)	—	18,834

Cash Flows from Investing Activities

Net proceeds from sale of business	—	30,100	—	—	30,100
Purchases of property, plant, and equipment	—	(1,370)	(149)	—	(1,519)
Net proceeds from sale of property and equipment	—	9	—	—	9

Net cash provided by (used in) investing activities for continuing operations	—	28,739	(149)	—	28,590
Net cash used in investing activities for discontinued operations	—	(288)	—	—	(288)

Net cash provided by (used in) investing activities	—	28,451	(149)	—	28,302

Cash Flows from Financing Activities

Long-term debt payments	—	(50,000)	—	—	(50,000)
Intercompany financing	1,113	(1,115)	2	—	—
Purchase of treasury stock at market prices	(991)	—	—	—	(991)
Payment of deferred financing fees	—	(48)	—	—	(48)
Tax benefit from equity compensation	—	106	—	—	106

Net cash provided by (used in) financing activities	122	(51,057)	2	—	(50,933)

Net decrease in cash and cash equivalents	—	(2,777)	(1,020)	—	(3,797)

Cash and cash equivalents at beginning of year	—	10,105	13,491	—	23,596

Cash and cash equivalents at end of period	$—	$7,328	$12,471	$—	$19,799

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities

Net cash (used in) provided by operating activities for continuing operations	$(170)	$13,486	$(344)	$—	$12,972
Net cash provided by operating activities from discontinued operations	—	16,636	—	—	16,636

Net cash (used in) provided by operating activities	(170)	30,122	(344)	—	29,608

Cash Flows from Investing Activities

Additional consideration for acquisitions	—	(59)	—	—	(59)
Purchases of property, plant, and equipment	—	(3,057)	(217)	—	(3,274)
Net proceeds from sale of property and equipment	—	158	27	—	185

Net cash used in investing activities for continuing operations	—	(2,958)	(190)	—	(3,148)
Net cash used in investing activities for discontinued operations	—	(136)	—	—	(136)

Net cash used in investing activities	—	(3,094)	(190)	—	(3,284)

Cash Flows from Financing Activities

Long-term debt reduction	—	(39,061)	—	—	(39,061)
Proceeds from long-term debt	—	12,074	—	—	12,074
Intercompany financing	2,283	3,892	(6,175)	—	—
Payment of dividends	(1,499)	—	—	—	(1,499)
Purchase of treasury stock at market prices	(399)	—	—		(399)
Tax adjustment from equity compensation	(215)	—	—	—	(215)

Net cash provided by (used in) financing activities	170	(23,095)	(6,175)	—	(29,100)

Net increase (decrease) in cash and cash equivalents	—	3,933	(6,709)	—	(2,776)

Cash and cash equivalents at beginning of year	—	1,781	9,527	—	11,308

Cash and cash equivalents at end of period	$—	$5,714	$2,818	$—	$8,532

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
Overview
Gibraltar is a leading manufacturer and distributor of products for building markets. Our products provide structural and architectural enhancements for residential homes, and to a lesser extent, to low-rise retail, other commercial and professional buildings, and a wide-variety of other building structures. We serve customers throughout North America and Europe. We operate 49 facilities in 22 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers.
Our strategy is to position Gibraltar as the low-cost provider and market share leader in product areas that offer the opportunity for sales growth over the long-term and margin enhancement. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of our products. We continuously improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international building markets to strengthen our product leadership positions.
On February 1, 2010, Gibraltar completed the sale of the majority of the assets of the Processed Metal Products business. The completion of this transaction finalized our exit from the steel processing business. This strategic initiative began in 2005 and included the sale of the steel strapping business in 2006, the 2007 sale of the Hubbell Steel business, and the 2008 sale of the SCM powered metal business. This transition is an ongoing part of our plan to build a company with optimal operating characteristics and improve shareholder value. We now are solely focused on the manufacture and distribution of building products where the Company has historically generated its highest operating margins.
The economic turmoil impacting the United States and the rest of the world continued to negatively impact the key end markets we served during the three months ended March 31, 2010 and 2009. Consequently, our sales volume for both of these periods was below historical levels. Despite the continued downturn in building markets, we have been able to improve our operating results as a result of the costs we have removed from our business during the past two years. Our earnings and cash flow for the three months ended March 31, 2010 also improved from a year ago as the volatility of commodity prices during the first three months of 2009 has decreased, including the cost of steel, our most significant raw material.

Commodity raw material prices, including steel, aluminum, and resins, impact the cost of raw materials we purchase and also impact the pricing we offer to customers on sales of our products. Commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first three months of 2009. The rapid decrease in commodity prices led to an increase in material costs as a percentage of net sales during the three months ended March 31, 2009 compared to historic levels. Commodity prices began to stabilize during the second half of 2009 and the effect commodity raw material prices have on our operating results lessened, leading to improved gross margins during the three months ended March 31, 2010. We expect our gross margins to continue to improve during the remainder of 2010 on increased volume as a result of seasonality during the warmer months and commodity prices continuing to stabilize.
We have taken a number of steps to position the Company as a low-cost provider of our products. Our focus has been on achieving operational excellence through lean initiatives and the consolidation of facilities. We closed or consolidated six facilities during 2009 after closing and consolidating numerous others in 2007 and 2008. In response to the negative impact of the significant economic downturn which began in the fourth quarter of 2008, we have continued to aggressively reduce costs throughout the Company to adjust to the decreased sales volumes and maximize cash flows generated from operating activities. As a result, we believe our break-even point has decreased significantly from the first quarter of 2009. Consequently, operating income generated during the three months ended March 31, 2010 increased significantly from the operating income generated during the three months ended March 31, 2009 despite a 5% decrease in net sales.
During the three months ended March 31, 2010, we repaid $50 million of debt outstanding under our revolving credit facility provided by the Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As a result of these repayments, Gibraltar does not have any amounts outstanding under our revolving credit facility and the amount available under this facility increased by $37 million from December 31, 2009 to $107 million as of March 31, 2010. The significant positive cash flows generated from continuing operations during the past fifteen months and from the sale of the Processed Metal Products business allowed us to make significant repayments on our long-term debt since December 31, 2008. During this period we have decreased our outstanding debt by $149 million from $356 million as of December 31, 2008 to $207 million as of March 31, 2010, a 42% decrease.
Results of Operations
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended March 31 (in thousands):

	2010		2009
Net sales	$157,528	100.0%	$166,339	100.0%
Cost of sales	128,113	81.3	147,737	88.8

Gross profit	29,415	18.7	18,602	11.2
Selling, general, and administrative expense	27,013	17.1	26,637	16.0
Intangible asset impairment (adjustment)	(177)	(0.0)	25,501	15.4

Income (loss) from operations	2,579	1.6	(33,536)	(20.2)
Interest expense	(7,051)	(4.4)	(5,241)	(3.1)
Equity in partnership’s income (loss) (1)	71	0.0	(19)	(0.0)

Loss before taxes	(4,401)	(2.8)	(38,796)	(23.3)
Benefit from income taxes	(2,085)	(1.3)	(17,770)	(10.7)

Loss from continuing operations	(2,316)	(1.5)	(21,026)	(12.6)
Discontinued operations, net of taxes (2)	(18,915)	(12.0)	(6,590)	(4.0)

Net loss	$(21,231)	(13.5)%	$(27,616)	(16.6)%

(1)	Equity in partnership’s income represents our proportional interest in the income of our steel pickling joint venture which was sold on February 1, 2010 and other income.

(2)	Discontinued operations represent the loss, net of income taxes, attributable to our processed metal products and bath cabinet manufacturing businesses which we sold in February 2010 and August 2007, respectively.
Net sales decreased by $8.8 million, or 5.3%, to $157.5 million for the three months ended March 31, 2010 from net sales of $166.3 million for the three months ended March 31, 2009. The decrease in sales from the prior year was primarily the result of inclement weather during the first quarter of 2010 experienced by the majority of the U.S. markets we serve and lower pricing offered to customers. The inclement weather slowed building markets and led to a decline in volume at our largest customers, retail home improvement centers and wholesale distributors. Additionally, our selling prices were lower during the first quarter of 2010 as compared to same period in 2009 due to fluctuations in commodity costs for steel, aluminum, and resins. Our first quarter falls within the slow period for building markets, typically leading to decreased sales volume as compared to our second and third quarters. We expect sales to increase during the next two quarters as a result of increased construction and remodeling during warmer months and our expectation that the general economy will continue to improve during 2010 as compared to 2009.
Despite the modest decrease in net sales during the first quarter of 2010 from the comparable period in the prior year, gross margin increased to 18.7% for the three months ended March 31, 2010 from 11.2% for the three months ended March 31, 2009. The increase in gross margin was a direct result of a better alignment of customer selling prices to raw material costs. The commodity markets for our raw materials, which principally include steel, aluminum, and resins, experienced a precipitous decline in costs during the three months ended March 31, 2009, which forced us to sell higher cost inventory at a lower customer selling price and led to a decrease in our gross margins. The commodity markets stabilized during second half of 2009 and the first quarter of 2010. As a result, our prices were better aligned to our costs during the three months ended March 31, 2010 which contributed to a significantly better gross margin. Additionally, cost reduction initiatives we put in place during 2009 also contributed to a higher gross margin during the three months ended March 31, 2010 compared to the same period in the prior year.
Selling, general, and administrative expenses increased by $0.4 million, or 1.5%, to $27.0 million for the three months ended March 31, 2010 from $26.6 million for the three months ended March 31, 2009. The $0.4 million increase is primarily the net result of a $2.5 million increase in the fair value of unpaid but previously accrued equity compensation based upon the Company’s appreciating stock price largely offset by approximately $2.1 million of cost reductions. We implemented a number of cost reduction initiatives during the past fifteen months that included restructuring the business and staff reductions.
During the three months ended March 31, 2010, we recorded a $0.2 million intangible asset impairment benefit to reconcile the preliminary impairment charge recorded during the fourth quarter of 2009 to its final amount, leading to an increase in income from operations for the quarter. We recorded a $25.5 million intangible asset impairment charge during the three months ended March 31, 2009 as a result of a decrease in our long-term projection of revenue and cash flow to be generated by one of our reporting units.
Excluding the effects of intangible asset impairments, we generated income from operations of $2.4 million during the three months ended March 31, 2010 compared to a loss from operations of $8.0 million during the three months ended March 31, 2009. We generated a significant increase in income from operations despite a 5.3% decrease in net sales. We attribute these results to the success we have had in decreasing our investment in working capital and our cost reduction initiatives. Our success reducing the amount of inventory on hand allowed us to better align our raw material costs to our customer selling prices during the three months ended March 31, 2010, resulting in improved operating margins.

Interest expense increased $1.9 million to $7.1 million for the three months ended March 31, 2010 from $5.2 million for the three months ended March 31, 2009. We repaid all of our variable-rate debt during the three months ended March 31, 2010 which decreased the amount of interest paid during the first quarter of 2010 compared to the prior year. We have reduced debt outstanding by $122.1 million, or 37.1%, to $207.4 million as of March 31, 2010 from $329.5 million as of March 31, 2009 through debt repayments. However, this decrease in interest paid was more than offset by a $1.5 million increase in the amount of interest expense as a result of recognizing the remaining amounts deferred in accumulated other comprehensive income related to our interest rate swap. As a result of repaying all of our variable rate debt, the losses previously deferred within accumulated other comprehensive income were all recognized in earnings during the first quarter of 2010. Additionally, we reallocated an additional $0.5 million of interest expense to discontinued operations from continuing operations during the three months ended March 31, 2009 compared to the three months ended March 31, 2010 which also contributed to the increase in interest expense for the first quarter of 2010.
The benefit of income taxes for the three months ended March 31, 2010 was $2.1 million, an effective tax rate of 47.4%, compared with a benefit from income taxes of $17.8 million, an effective rate of 45.8% for the same period in 2009. The effective tax rates for the three months ended March 31, 2010 and 2009 were both greater than the U.S. federal statutory tax rate of 35% due to state taxes, the impact of discrete tax items, and the impact of non-deductible permanent differences on the forecasted annual pre-tax earnings.
Outlook
Due to the volatility and uncertainty of economic and market conditions, we will not be providing numerical earnings per share guidance. Instead, we will provide our expectations of general trends in the key markets we serve. Regarding the remainder of 2010, we expect economic conditions to improve over 2009, but we are cautious on the pace of recovery. For domestic new housing starts, we are concerned about the impact of current employment levels, foreclosure activity, and access to financing. Therefore, we expect a modest improvement in 2010 to approximately 740,000 units from a trough of 552,000 units in 2009. We anticipate expenditures on repair and remodel activity will improve modestly in 2010 from 2009 levels, with pockets of growth in energy-efficient markets while big-ticket items will continue to be deferred, in the short-term, until general economic conditions, credit availability, and home prices improve. Thus, in the near-term, our financial results will be highly correlated to changes in customer demand. As we move into the strongest seasonal periods for our business, together with the expected improvements in repair and remodeling activities, we are anticipating a return to profitability in the second quarter and for the full year. Over the long-term, we believe that the fundamentals of the building markets are positive.
Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our businesses and their facilities, and to fund acquisitions. During the next twelve months, with the uncertainty in the general economy and the related negative effects on building markets, we will continue to focus on liquidity preservation to meet our principal capital requirements. As noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q, we have been successful in generating positive cash flows from our operating activities to fund our capital requirements during the past two years. In the future, we expect to continue our aggressive cost reduction initiatives and sustain strong working capital management to continue to generate positive cash flow.

As of March 31, 2010, our liquidity of $126.4 million consisted of $19.8 million of cash and $106.6 million of availability under our revolving credit facility. We believe that the availability of funds under the Senior Credit Agreement together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to purchase and fund capital improvements to their businesses and facilities. As of March 31, 2010, our foreign subsidiaries held $12.5 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet their future obligations and allows the foreign business units to reinvest in their operations and could eventually be used to grow our business internationally through additional acquisitions.
Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash resources, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets, and customers. This expectation is a forward-looking statement based upon currently available information and may change if conditions in the credit and equity markets further deteriorate, or other circumstances change. To the extent that operating cash flows are lower than current levels or sources of financing are not available or available at acceptable terms, our future liquidity may be adversely affected.
Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31 (in thousands):

	2010	2009
Cash provided by (used in):
Operating activities from continuing operations	$4,016	$12,972
Investing activities from continuing operations	28,590	(3,148)
Financing activities from continuing operations	(50,933)	(29,100)
Discontinued operations	14,530	16,500

Net decrease in cash and cash equivalents	$(3,797)	$(2,776)

During the three months ended March 31, 2010, the Company’s cash flows from continuing operations totaled $4.0 million, primarily the result of non-cash charges including depreciation, amortization, and stock compensation of $10.8 million offset by a net loss of $2.3 million and a net increase in assets and liabilities of $4.6 million. Net cash provided by operating activities for the three months ended March 31, 2009 was $13.0 million and was primarily the result of a net decrease in assets and liabilities of $10.1 million.
During the three months ended March 31, 2010, the Company increased its working capital from December 31, 2009 resulting in $4.6 million of cash outflow. The increase in working capital was primarily a result of increases in accounts receivable and inventory of $18.6 million and $8.9 million, respectively, offset by an increase in accounts payable of $21.2 million. The increases in the accounts receivable and inventory balances were a result of increased sales volume during the last month of the first quarter as compared to the last month of the fourth quarter. The increased sales volume was a direct result of the seasonality that impacts our business and increasing raw material costs and customer selling prices predicated on rising costs within the commodity markets. Accounts payable increased $21.2 million as a result of greater inventory purchases during the first quarter of 2010 and higher material costs.

Net cash provided by investing activities from continuing operations for the three months ended March 31, 2010 was $28.6 million consisting of $30.1 million of cash flow generated from the sale of our Processed Metal Products business offset by capital expenditures of $1.5 million. Cash used in investing activities during the three months ended March 31, 2009 of $3.1 million consisted of capital expenditures of $3.3 million offset by proceeds from the sale of property, plant, and equipment. Capital expenditures decreased 54.5%, or $1.8 million, for the three months ended March 31, 2010 compared to the same period in the prior year as a result of our heightened focus on preserving capital and liquidity throughout 2010.
Net cash used in financing activities from continuing operations for the three months ended March 31, 2010 was $50.9 million, consisting primarily of $50.0 million of payments on long-term debt and payments of tax withholdings for stock issued to employees from the vesting of restricted stock units. Net cash used in financing activities from continuing operations for the three months ended March 31, 2009 was $29.1 million, consisting primarily of net payments of $27.0 million on long-term debt and dividend payments of $1.5 million. Payments of long-term debt made during 2010 and 2009 were the result of cash flows generated from operations and the sale of the Processed Metal Products business offset by other investing activities. We have made net payments on long-term debt outstanding in the amount of $149.4 million since December 31, 2008.
Senior Credit Agreement and Senior Subordinated Notes
Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement also provided a term loan originally aggregating $58.7 million which was subsequently repaid in full during 2009. The revolving credit facility is committed through August 30, 2012. Borrowings on the revolving credit facility bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50% plus 3.25%, or at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. As of March 31, 2010, we had $106.6 million of availability under the revolving credit facility.
During the three months ended March 31, 2010, we repaid $50.0 million on the revolving credit facility and no amounts remain outstanding under the Senior Credit Agreement as of March 31, 2010. We had outstanding letters of credit of $14.1 million as of March 31, 2010.
The Company’s $204.0 million of Senior Subordinated 8% Notes (8% Notes) were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. After December 1, 2010, the 8% Notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. At March 31, 2010, we had $201.7 million, net of discount, of our 8% Notes outstanding.
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

Beginning on March 31, 2010 and quarterly thereafter on a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio (as defined in the Senior Credit Agreement) of 1.25 to 1.00. As of March 31, 2010, the Company was in compliance with the minimum fixed charge coverage ratio covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Senior Subordinated 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio.
Off Balance Sheet Financing Arrangements
The Company does not have any off balance sheet financing arrangements.
Contractual Obligations
Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Our most critical accounting policies include valuation of accounts receivable, valuation of inventory including lower-of-cost-or-market, allocation of purchase price to acquisition-related assets and liabilities, valuation of goodwill and other long-lived assets, and accounting for income taxes and deferred tax assets and liabilities, which are described in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
There have been no changes in critical accounting policies in the current year.
Related Party Transactions
Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. For the three months ended March 31, 2010 and 2009, the Company incurred $257,000 and $218,000, respectively, for legal services from these firms. Of the amounts incurred during the three months ended March 31, 2010, $166,000 related to the sale of the Processed Metal Products business and was recognized as a component of discontinued operations. All other amounts incurred during 2010 and 2009 were expensed as a component of selling, general, and administrative expenses. At March 31, 2010 and December 31, 2009, the Company had $294,000 and $160,000, respectively, recorded in accounts payable for these law firms.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is Vice Chairman of the Board of M&T Bank Corporation, one of the eleven participating lenders which have committed capital to our $200 million revolving credit facility in the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). All amounts outstanding under the revolving credit facility were repaid in full as of March 31, 2010. At December 31, 2009, $50,000,000 was outstanding on the revolving credit facility. During 2010, the largest aggregate amount of principal outstanding under the revolving credit facility was $50,000,000. The aggregate amount of principal and interest paid during the three months ended March 31, 2010 was $50,000,000 and $313,000, respectively, for amounts outstanding under the revolving credit facility.
Borrowings under the Senior Credit Agreement bear interest at a variable rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50% plus 3.25% for revolving credit facility borrowings or, at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly.
Recent Accounting Pronouncements
In February 2010, the Financial Standards Board (FASB) issued Accounting Standards Update (Update) 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” Update 2010-09 removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. Update 2010-09 became effective for the Company for the fourth quarter of 2009. The adoption of the provisions of the Update did not have a material impact on the Company’s consolidated financial statements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable interest rate debt to fixed interest rate debt. At the time we entered into the interest rate swap agreement, $57.5 million of variable interest rate borrowings had been effectively converted to fixed interest rate debt pursuant to this agreement. In connection with the execution of the Senior Credit Agreement on July 24, 2009, the subsequent repayment of all variable interest rate debt under the Senior Credit Agreement during the first quarter of 2010, and based on the Company’s prospective assessment of the effectiveness of the interest rate swap, beginning in the third quarter of 2009 the Company deemed the swap to be ineffective in offsetting variability in future interest payments on its variable interest rate borrowings. The interest rate swap agreement expires December 22, 2010. There have been no material changes to the Company’s exposure to market risk since December 31, 2009, other than the subsequent repayment of all variable interest rate debt as noted above.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results.
As a result of the sale of the majority of assets of our Processed Metal Products business on February 1, 2010, we have updated a number of our risk factors below. Other than as described below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
The United States and worldwide capital and credit markets have experienced significant price and credit availability volatility, dislocations, and disruptions.
Recent significant volatility, dislocations, and disruptions within the capital and credit markets have caused market prices of many stocks to fluctuate substantially, the spreads on prospective debt financings to widen considerably, and have materially impacted liquidity in the financial markets, making terms for certain financing less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions. A continuation of the downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events may also make it more difficult or costly for us to raise capital through the issuance of our equity securities and could reduce our net income by increasing our interest expense and other costs of capital. Further disruptions in the financial markets may continue to have a material adverse effect on the market value of our common stock.
The diminished availability of credit and other capital is also affecting the key end markets we serve including the building markets. There is continued uncertainty as to pace and sustainability of the recovery of the worldwide capital and credit markets and the impact this period of volatility will continue to have on our key end markets. The effects of the U.S. Government’s measures to aid economic recovery including economic stimulus legislation continue to be unknown. Further volatility in the worldwide capital and credit markets may continue to significantly impact the key end markets we serve and could result in further reductions in sales volumes, increased credit and collection risks, and may have other adverse effects on our business.

The residential building industry accounts for the predominant portion of our sales, and any further reduction in demand from this industry is likely to adversely affect our profitability and cash flow further.
The residential building market in North America experienced the following declines in volume beginning in 2008 and continuing throughout 2009:

	For the Years Ended December 31,
	2009	2008	2007
Residential Housing Starts	0.6 million	0.9 million	1.3 million
Our largest customers are retail home improvement centers and wholesale distributors who serve our key end markets. In 2009, 2008, and 2007, The Home Depot accounted for approximately 16%, 10%, and 13% of our net sales, respectively. A loss of sales to the residential building industry, or to the specified customer, would adversely affect our profitability and cash flow as it did throughout the year ended December 31, 2009. Our sales of building products decreased during 2009 and 2008 due to a decline in demand in the new build residential building industry, causing a decrease in net sales in our historic building products business units. This reduction in volume caused a decrease in our operating margins compared to prior years. This industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence, and other factors beyond our control. The current poor economic conditions have negatively affected all of these factors.
Further downturns in demand from the residential building industry, or any of the other markets we serve, or a decrease in the prices that we can realize from sales of our products to customers in any of these markets, could continue to adversely affect our profitability and cash flows.
We rely on a few customers for a significant portion of our net sales, and the loss of those customers would adversely affect us.
Some of our customers are material to our business and results of operations. In 2009, 2008, and 2007, our ten largest customers accounted for approximately 37%, 29%, and 31% of our net sales, respectively. Our percentage of net sales to our major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in the markets we serve, including retailers selling building products, our net sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our largest customers. These customers are also able to exert pricing and other influences on us, requiring us to market, deliver, and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss, bankruptcy, or significant decrease in business from any of our major customers would have a material adverse effect on our business, results of operations, and cash flow.
Our business is highly competitive, and increased competition could reduce our gross profit, net income, and cash flow.
The principal markets that we serve are highly competitive. Competition is based primarily on quality, price, raw materials and inventory availability, and the ability to meet delivery schedules dictated by customers. We compete in building markets with companies of various sizes, some of which have greater financial and other resources than we do and some of which have better established brand names in the markets we serve. Increased competition could force us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income, and cash flow and cause us to lose market share.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.
If, for any reason, one of our primary suppliers of steel, aluminum, or resins should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. The number of available suppliers has been reduced in recent years due to industry consolidation and bankruptcies affecting steel and metal producers and this trend may continue. Our top ten suppliers accounted for 34% of our purchases during 2009. We could be significantly and adversely affected if delivery were disrupted from a major supplier or several suppliers. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our results, profitability, and cash flow.
Increases in energy and freight prices would increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices for our products.
We use energy to manufacture and transport our products. In particular, our plants use considerable electricity. Our operating costs increase if energy costs rise. Although we do not believe we have experienced materially higher energy costs as a result of new or more stringent environmental regulations of our energy suppliers, such regulations could increase the cost of generating energy that is passed on to us. During periods of higher freight and energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we do not hedge our exposure to higher prices via energy futures contracts. Increases in energy prices may reduce our profitability and cash flows if we are unable to pass all the increases on to our customers.
Labor disruptions at any of our major customers or at our own manufacturing facilities could adversely affect our results of operations and cash flow.
Many of our customers have unionized workforces and could experience labor disruptions such as work stoppages, slow-downs, and strikes. A labor disruption at one or more of our customers could interrupt production or sales by that customer and cause the customer to halt or limit orders for our products and services. Any such reduction in the demand for our products and services would adversely affect our net sales, results of operations, and cash flow.
In addition, approximately 20% of our own employees are represented by unions through various collective bargaining agreements that are scheduled to expire between June 30, 2010 and March 31, 2012. It is likely that our unionized employees will seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations, and cash flow.
Our operations are subject to seasonal fluctuations that may impact our cash flow.
Our net sales are generally lower in the first and fourth quarters primarily due to reduced activity in building markets due to colder, more inclement weather. In addition, quarterly results may be affected by the timing of large customer orders. Therefore, our cash flow from operations may vary from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may not be able to service our indebtedness or maintain covenant compliance. A default under any of our indebtedness could prevent us from borrowing additional funds and limit our ability to pay interest or principal, and allow our senior secured lenders to enforce their liens against our personal property.

Economic, political, and other risks associated with foreign operations could adversely affect our financial results.
Although the majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 13% of our consolidated net sales during the year ended December 31, 2009. We have facilities in Canada, England, Germany, and Poland. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in governmental policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of complicated laws, rules, and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply, and changes in duties or taxes. Adverse changes in any of these risks could adversely affect our net sales, results of operations, and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
Not applicable.

Item 6. Exhibits
6(a) Exhibits
a.	Exhibit 10.1 – Asset Purchase Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of Gibraltar, a New York corporation, and Gibraltar Strip Steel, Inc., a Delaware corporation and The Worthington Steel Company, LLC, an Ohio limited liability company, and The Worthington Steel Company Inc., an Ohio corporation dated January 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 2, 2010)

b.	Exhibit 10.2 – Amendment No. 1 to the Third Amended and Restated Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York and KeyBank National Association and the other lenders named therein, dated as of January 29, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 2, 2010)

c.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 31.2 – Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 31.3 – Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.	Exhibit 32.2 – Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

h.	Exhibit 32.3 – Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

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

Date: May 6, 2010