Form 10-Q
period 2010-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2010-08-09
CIK 912562

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
As of August 3, 2010, the number of common shares outstanding was: 30,294,588.

GIBRALTAR INDUSTRIES, INC.
INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

Consolidated Statement of Shareholders’ Equity for the Six Months Ended June 30, 2010	6

Notes to Consolidated Financial Statements	7-28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. (Removed and Reserved)	40

Item 5. Other Information	40

Item 6. Exhibits	41
EX-10.1
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$191,771	$190,802	$349,299	$357,141
Cost of sales	152,705	152,852	280,818	300,589

Gross profit	39,066	37,950	68,481	56,552
Selling, general, and administrative expense	27,373	24,027	54,386	50,664
Intangible asset impairment (recovery)	—	—	(177)	25,501

Income (loss) from operations	11,693	13,923	14,272	(19,613)
Interest expense	(4,686)	(5,144)	(11,737)	(10,385)
Equity in partnership’s income and other income	60	126	131	107

Income (loss) before taxes	7,067	8,905	2,666	(29,891)
Provision for (benefit of) income taxes	3,279	6,804	1,194	(10,966)

Income (loss) from continuing operations	3,788	2,101	1,472	(18,925)
Discontinued operations:
Loss before taxes	(463)	(3,651)	(30,461)	(14,113)
Benefit of income taxes	(156)	(1,622)	(11,239)	(5,494)

Loss from discontinued operations	(307)	(2,029)	(19,222)	(8,619)

Net income (loss)	$3,481	$72	$(17,750)	$(27,544)

Net income (loss) per share — Basic:
Income (loss) from continuing operations	$0.13	$0.07	$0.05	$(0.63)
Loss from discontinued operations	(0.01)	(0.07)	(0.64)	(0.28)

Net income (loss)	$0.12	$0.00	$(0.59)	$(0.91)

Weighted average shares outstanding — Basic	30,297	30,142	30,279	30,108

Net income (loss) per share — Diluted:
Income (loss) from continuing operations	$0.12	$0.07	$0.05	$(0.63)
Loss from discontinued operations	(0.01)	(0.07)	(0.63)	(0.28)

Net income (loss)	$0.11	$0.00	$(0.58)	$(0.91)

Weighted average shares outstanding — Diluted	30,459	30,262	30,442	30,108

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$26,817	$23,596
Accounts receivable, net of reserve of $3,525 and $3,853 in 2010 and 2009, respectively	103,013	71,782
Inventories	94,846	86,296
Other current assets	17,691	25,513
Assets of discontinued operations	5,359	44,938

Total current assets	247,726	252,125

Property, plant, and equipment, net	168,420	174,704
Goodwill	391,660	392,704
Acquired intangibles	78,779	82,182
Investment in partnership	147	2,474
Other assets	17,098	17,811
Assets of discontinued operations	—	52,942

	$903,830	$974,942

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$74,477	$47,383
Accrued expenses	37,893	38,757
Current maturities of long-term debt	408	408
Liabilities of discontinued operations	4,853	22,468

Total current liabilities	117,631	109,016

Long-term debt	206,632	256,874
Deferred income taxes	52,255	51,818
Other non-current liabilities	18,906	16,791
Liabilities of discontinued operations	—	12,217
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 30,512,822 and 30,295,084 shares issued at June 30, 2010 and December 31, 2009, respectively	305	303
Additional paid-in capital	230,374	227,362
Retained earnings	286,232	303,982
Accumulated other comprehensive loss	(6,206)	(2,230)
Cost of 218,234 and 150,903 common shares held in treasury at June 30, 2010 and December 31, 2009, respectively	(2,299)	(1,191)

Total shareholders’ equity	508,406	528,226

	$903,830	$974,942

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(17,750)	$(27,544)
Loss from discontinued operations	(19,222)	(8,619)

Income (loss) from continuing operations	1,472	(18,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,341	13,045
Intangible asset impairment (recovery)	(177)	25,501
Provision for deferred income taxes	250	(10,749)
Equity in partnership’s income	(43)	(29)
Stock compensation expense	2,681	2,520
Non-cash charges to interest expense	3,146	1,045
Other non-cash adjustments	1,166	1,335
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(33,519)	(8,269)
Inventories	(6,965)	43,867
Other current assets and other assets	7,150	(7,757)
Accounts payable	26,950	5,509
Accrued expenses and other non-current liabilities	424	(2,518)

Net cash provided by operating activities of continuing operations	15,876	44,575
Net cash provided by operating activities of discontinued operations	14,916	20,565

Net cash provided by operating activities	30,792	65,140

Cash Flows from Investing Activities
Net proceeds from sale of business	29,164	—
Net proceeds from sale of property and equipment	91	222
Additional consideration for acquisitions	—	(354)
Purchase of investment in partnership	(750)	—
Purchases of property, plant, and equipment	(4,402)	(6,103)

Net cash provided by (used in) investing activities of continuing operations	24,103	(6,235)
Net cash used in investing activities of discontinued operations	(435)	(325)

Net cash provided by (used in) investing activities	23,668	(6,560)

Cash Flows from Financing Activities
Long-term debt payments	(58,959)	(81,449)
Proceeds from long-term debt	8,559	30,800
Purchase of treasury stock at market prices	(1,108)	(625)
Payment of deferred financing fees	(64)	—
Payment of dividends	—	(1,499)
Excess tax benefit from stock compensation	63	—
Net proceeds from issuance of common stock	270	—

Net cash used in financing activities	(51,239)	(52,773)

Net increase in cash and cash equivalents	3,221	5,807

Cash and cash equivalents at beginning of year	23,596	11,308

Cash and cash equivalents at end of period	$26,817	$17,115

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2009	30,295	$303	$227,362	$303,982	$(2,230)	151	$(1,191)	$528,226
Net loss	—	—	—	(17,750)	—	—	—	(17,750)
Foreign currency translation adjustment	—	—	—	—	(5,215)	—	—	(5,215)
Adjustment to post-retirement health care liability, net of tax of $1	—	—	—	—	2	—	—	2
Adjustment to retirement benefit liability, net of taxes of $23	—	—	—	—	31	—	—	31
Reclassification of unrealized loss on interest rate swap, net of tax of $693	—	—	—	—	1,206	—	—	1,206
Issuance of restricted stock	6	—	—	—	—	—	—	—
Stock compensation expense	—	—	2,681	—	—	—	—	2,681
Net settlement of restricted stock units	183	2	(2)	—	—	67	(1,108)	(1,108)
Stock options exercised	29	—	270	—	—	—	—	270
Excess tax benefit from stock compensation	—	—	63	—	—	—	—	63

Balance at June 30, 2010	30,513	$305	$230,374	$286,232	$(6,206)	218	$(2,299)	$508,406

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, and the statements of cash flow for the six months ended June 30, 2010 and 2009, and the statement of shareholders’ equity for the six months ended June 30, 2010 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
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
The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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

3. INVENTORIES
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw material	$38,971	$34,478
Work-in-process	5,160	4,868
Finished goods	50,715	46,950

Total inventories	$94,846	$86,296

4. ACQUISITIONS
In 2006, the Company acquired all of the outstanding stock of Home Impressions, Inc. (Home Impressions). As part of the purchase agreement with the former owners of Home Impressions, the Company was required to pay additional consideration based upon the operating results of Home Impressions. The Company paid $354,000 of such additional consideration during the six months ended June 30, 2009. These additional consideration payments were recorded as additional goodwill. The Company has made the final contingent payment due under the purchase agreement and no further additional consideration payments are expected.
5. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the approximate carrying amount of goodwill for the six months ended June 30, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$392,704
Impairment recovery	177
Goodwill acquired	1,352
Foreign currency translation	(2,573)

Balance as of June 30, 2010	$391,660

The goodwill balances as of June 30, 2010 and December 31, 2009 are net of accumulated impairment losses of $58,831,000 and $59,008,000, respectively, which were generated during the year ended December 31, 2009. An adjustment to the impairment charges was recognized during the six months ended June 30, 2010 as described below.
As described in Note 6 of the consolidated financial statements, the Company entered into a membership interest purchase agreement on May 24, 2010 to acquire a 10% membership interest in Structural Soft, LLC. The Company’s investment in Structural Soft, LLC exceeded its applicable share of the investee’s net assets at the date the membership interest was purchased and resulted in equity method goodwill of approximately $1,352,000. Equity method goodwill is not amortized or tested for impairment with the Company’s other goodwill. The Company reviews the equity method goodwill for impairment when indicators of impairment exist and would recognize an impairment loss when there is a loss in the value of the equity method investment which is deemed to be other than a temporary decline.
Based on lower than forecasted sales volumes during 2009, revised long-term growth expectations, and a book value of equity in excess of market capitalization, the Company concluded there were indicators of goodwill impairment requiring interim impairment tests for its eleven reporting units as of March 31, 2009 and June 30, 2009. As of June 30, 2010, the Company concluded that no new indicators of goodwill impairment existed and an interim test was not performed.

Step one of the goodwill impairment tests as of March 31, 2009 and June 30, 2009 consisted of comparing the fair value of a reporting unit, determined using estimated discounted cash flows, with its carrying amount including goodwill. The fair value of each reporting unit with goodwill was estimated using a weighted average cost of capital (WACC) between 12.0% and 12.6%. The WACC was calculated based upon the capital structure of eight market participants in the Company’s peer group. A third-party forecast of housing starts was utilized to prepare the estimated cash flows.
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
The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock does not increase, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums, or other variables.
Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Estimated Life
Trademark	$40,211	$—	$40,612	$—	indefinite
Trademark	2,107	(819)	2,115	(744)	2 to 15 years
Unpatented Technology	5,732	(2,057)	5,732	(1,795)	5 to 20 years
Customer Relationships	47,282	(14,588)	48,086	(12,910)	5 to 15 years
Non-Competition Agreements	2,799	(1,888)	2,799	(1,713)	5 to 10 years

	$98,131	$(19,352)	$99,344	$(17,162)

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	2010	2009
Three months ended June 30	$1,284	$1,303
Six months ended June 30	$2,583	$2,580

Amortization expense related to acquired intangible assets for the remainder of fiscal 2010 and the next five years thereafter is estimated as follows (in thousands):

2010	$2,563
2011	$5,086
2012	$4,963
2013	$4,671
2014	$3,790
2015	$3,684
6. EQUITY METHOD INVESTMENT
On May 24, 2010, the Company entered into a membership interest purchase agreement to acquire a 10% membership interest in Structural Soft, LLC. Structural Soft, LLC is a developer of software used in the design of residential construction projects. The investment is accounted for using the equity method of accounting, under which the Company’s share of the earnings of the investee is recognized in income as earned and distributions are credited against the investment when received. The Company’s proportionate share in the net assets of Structural Soft, LLC was approximately $147,000 at June 30, 2010.
7. RELATED PARTY TRANSACTIONS
Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. For the three and six months ended June 30, 2010, the Company incurred $395,000 and $652,000, respectively, for legal services from these firms. The Company incurred $316,000 and $534,000 for legal services from these firms during the three and six months ended June 30, 2009, respectively. Of the amounts incurred during the six months ended June 30, 2010, $176,000 related to the sale of the Processed Metal Products business and was recognized as a component of discontinued operations. All other amounts incurred during 2010 and 2009 were expensed as a component of selling, general, and administrative expenses. At June 30, 2010 and December 31, 2009, the Company had $288,000 and $160,000, respectively, recorded in accounts payable for these law firms.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is Vice Chairman of the Board of M&T Bank Corporation, one of the eleven participating lenders which have committed capital under the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As of June 30, 2010 and December 31, 2009, the Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. See Note 8 to the consolidated financial statements for the amounts outstanding on the revolving credit facility as of June 30, 2010 and December 31, 2009.

8. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Revolving credit facility	$—	$50,000
Senior Subordinated 8% Notes recorded net of unamortized discount of $2,192 and $2,350 at June 30, 2010 and December 31, 2009, respectively	201,808	201,650
Other debt	5,232	5,632

Total debt	207,040	257,282
Less current maturities	408	408

Total long-term debt	$206,632	$256,874

Standby letters of credit of $13,699,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of June 30, 2010. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of June 30, 2010, the Company had $116,073,000 of availability under the revolving credit facility.
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
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of June 30, 2010, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Company’s significant domestic subsidiaries have guaranteed the obligations under the Senior Credit Agreement.
On December 8, 2005, the Company issued $204,000,000 of Senior Subordinated 8% Notes (8% Notes), due December 1, 2015, at a discount to yield 8.25%. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. During the three and six months ended June 30, 2010 and 2009, the Company had an interest rate swap outstanding with a notional amount of $57,500,000, which expires on December 22, 2010. The Company designated its interest rate swap as a cash flow hedge at inception.

In connection with the execution of the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009, the Company de-designated the swap as a hedge and beginning in the third quarter of 2009 all changes in the fair value of the swap were prospectively recorded in earnings as increases or decreases to interest expense. At that time, the originally hedged transaction consisting of interest payments on variable-rate borrowings was probable of occurring. Therefore, during the second half of 2009 and the first quarter of 2010, the Company amortized amounts remaining in accumulated other comprehensive loss related to the swap to interest expense.
On February 1, 2010, the Company sold the majority of the assets of the Process Metal Products business as disclosed in Note 12 of the consolidated financial statements. The Company used the proceeds from the sale together with cash generated from operations to repay all remaining variable-rate debt during the three months ended March 31, 2010. Accordingly, all losses previously deferred in accumulated other comprehensive loss related to the interest rate swap were reclassified to interest expense during the three months ended March 31, 2010. Changes in the fair value of the swap continued to be recorded in earnings and will be until the swap expires. During the three and six months ended June 30, 2009, 4.3% of the interest rate swap was not designated as a hedge.
FASB Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging,” requires assets or liabilities to be recognized in the consolidated balance sheet at fair value for all derivative instruments. The determination of the fair value of the interest rate swap is disclosed in Note 11. As of June 30, 2010 and December 31, 2009, the Company recorded liabilities of $1,294,000 and $2,564,000, respectively, as an accrued expense on the consolidated balance sheets for the interest rate swap.
As noted above, all losses reported as a component of accumulated other comprehensive income related to the interest rate swap were reclassified into earnings as interest expense during the three months ended March 31, 2010. Additionally, changes in the fair value of the interest rate swap were recorded in current earnings as interest expense or income during the three and six months ended June 30, 2010.
During the three and six months ended June 30, 2009, the effective portion of the gain or loss on the interest rate swap was reported as a component of other comprehensive income and reclassified into earnings as interest expense accrued on the applicable variable-rate borrowings. Gains or losses on the interest rate swap representing hedge ineffectiveness were recognized in current earnings as interest expense or income during the three and six months ended June 30, 2009.

The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Adjustments to interest expense:
Loss reclassified from accumulated other comprehensive income	$—	$542	$1,899	$1,029
(Gain) loss from changes in the fair value of the ineffective portion of the interest rate swap	(18)	3	116	4

Total (gain) loss included in interest expense	$(18)	$545	$2,015	$1,033

Adjustments to other comprehensive income:
Realized loss reclassified to interest expense, net of taxes	$—	$333	$302	$643
Unrealized loss reclassified to interest expense, net of taxes	—	—	904	—
Unrealized loss from changes in the fair value of the effective portion of the interest rate swap, net of taxes	—	(35)	—	(44)

Gain included in other comprehensive income	$—	$298	$1,206	$599

10. EMPLOYEE RETIREMENT AND OTHER POST-RETIREMENT BENEFIT PLANS
The following tables present the components of net periodic pension and other post-retirement benefit costs charged to expense for the three and six months ended June 30 (in thousands):

	Pension Benefit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$20	$27	$40	$55
Interest cost	43	44	86	88
Amortization of unrecognized prior service cost	27	18	54	34

Net periodic benefit costs	$90	$89	$180	$177

	Other Post-retirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$(9)	$18	$7	$36
Interest cost	45	63	113	127
Amortization of unrecognized prior service cost	—	(4)	(2)	(9)
Loss amortization	(6)	17	8	33
Curtailment benefit	(5)	—	(5)	—

Net periodic benefit costs Net periodic benefit costs	$25	$94	$121	$187

11. EQUITY-BASED COMPENSATION
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
The following table provides the number of restricted stock units (that will convert to shares upon vesting) and non-qualified stock options that were issued during the six months ended June 30 along with the weighted average grant date fair value of each type of award:

	2010		2009
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
Awards	Awards	Fair Value	Awards	Fair Value
Restricted Stock Units	169,867	$16.80	175,696	$11.89
Restricted Shares	6,000	$12.74	6,000	$7.92
Non-qualified Stock Options	—	$—	12,850	$5.38
In September 2009, the Company awarded 905,000 performance stock units. As of June 30, 2010, 884,667 performance stock units remain outstanding after forfeitures and reissuances. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ending December 31, 2009, 2010, and 2011. The performance stock units earned will be converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and will be paid in January 2012. During the first performance period consisting of the year ended December 31, 2009, participants earned 34% of the targeted 295,000 performance stock units, or 100,300 units.
The cost of the performance stock awards will be accrued over the vesting period which ends December 31, 2011. As of June 30, 2010 and December 31, 2009, the value of the performance stock units accrued was based on a weighted average fair value of $5.37 and $13.73 per unit awarded, respectively. The fair value per unit awarded was estimated using the actual performance stock units earned during the first performance period ended December 31, 2009, an estimate of the number of units to be awarded during the remaining performance periods ending December 31, 2010 and 2011, and the estimated trailing 90-day closing price of the Company’s stock as of December 31, 2011 discounted to present value. During the three and six months ended June 30, 2010, the Company recognized a recovery of compensation expense previously recognized in the amount of $378,000 and $18,000, respectively, in connection with the change in fair value and vesting of performance stock units awarded.

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
The fair value of restricted stock units held in the MSPP equals the trailing 200-day closing price of the Company’s common stock as of the last day of the period. During the six months ended June 30, 2010 and 2009, 143,870 and 115,847 restricted stock units, respectively, including the company-match, were credited to participant accounts. At June 30, 2010 and December 31, 2009, the value of the restricted stock units in the MSPP was $13.91 and $10.52 per unit, respectively. At June 30, 2010 and December 31, 2009, 447,830 and 303,961 restricted stock units, including the company-match, were credited to participant accounts including 58,224 and 33,368, respectively, of unvested restricted stock units.
12. FAIR VALUE MEASUREMENTS
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(1,294)	$—	$(1,294)	$—
Interest rate swaps are over-the-counter securities with no quoted readily available Level 1 inputs and, therefore, are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach adjusted for the creditworthiness of the parties involved in the transaction. See Note 9 for a description of where changes in the fair value of the interest rate swap are recorded within the Company’s consolidated financial statements.

The Company applied the provisions of Topic 820 during the goodwill impairment tests performed as of March 31, 2009, June 30, 2009, and October 31, 2009. Step one of the goodwill impairment test consists of determining a fair value for each of the Company’s eleven reporting units. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a discounted cash flow valuation model to estimate the fair values of its reporting units, using Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation model include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. As a result of the goodwill impairment test performed during the three months ended March 31, 2009, the Company recognized a goodwill impairment charge for one reporting unit to value goodwill at its implied fair value. The fair value measurements of the reporting units under the step one and step two analyses included unobservable inputs defined above that are classified as Level 3 inputs. As of June 30, 2010, the Company concluded that no new indicators of goodwill impairment existed and an interim test was not performed; however, the Company recorded an adjustment to the intangible asset impairment recognized as a result of the October 31, 2009 goodwill impairment test. See Note 5 of the consolidated financial statements for additional disclosure related to the results of the Company’s 2009 goodwill impairment tests. The Company made no non-recurring fair value measurements during the six months ended June 30, 2010.
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable, long-term debt, and interest rate swaps. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At June 30, 2010, the fair value of outstanding debt was $204,132,000 compared to its carrying value of $206,632,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices.
13. DISCONTINUED OPERATIONS
On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products business. The assets were sold for $29,164,000, net of a working capital adjustment of $936,000. This transaction finalized the Company’s exit from the steel processing business and establishes the Company solely as a manufacturer and distributor of products for building markets. The Company incurred an after-tax loss of $19,451,000 from the transaction, net of $11,424,000 of tax benefits. In connection with the sale of the assets of the Processed Metal Products business, the Company recorded a contingent liability for an amount due to exit an underfunded multi-employer pension plan. The amount due is expected to be finalized during the fourth quarter of 2010. Accordingly, the liability was established based on our best estimate of the amount due. The Company did not sell certain real estate held by the Processed Metal Products business and the receivables generated from the operation of the business prior to its sale. Subsequent to February 1, 2010, the Company collected these receivables net of uncollectible amounts. As of June 30, 2010, the remaining property, plant, and equipment were classified as assets of discontinued operations on the balance sheet.
During 2007, the Company committed to a plan to dispose of the assets of its bath cabinet manufacturing business. Certain assets of this business have not been disposed of as of June 30, 2010 and the Company continues to incur costs related to those assets.
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

Components of the loss from discontinued operations, including the interest allocated to discontinued operations, for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$—	$26,253	$16,575	$64,757
Operating expenses	(225)	(29,269)	(15,953)	(77,509)
Loss on sale of business	(238)	—	(30,875)	—
Interest expense allocation	—	(635)	(208)	(1,361)

Loss from discontinued operations before taxes	$(463)	$(3,651)	$(30,461)	$(14,113)

14. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company has focused on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of its facilities and production lines. The Company consolidated six facilities during 2009 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. During 2010, the Company continued to incur exit activity costs for the facilities consolidated in previous years and some other ongoing restructuring activities. Ongoing restructuring activities in 2010 resulted in $451,000 of asset impairment charges for product lines the Company will no longer offer. As of June 30, 2010, the Company expects to incur approximately $500,000 to $600,000 of additional exit activity costs related to contract termination costs and severance costs related to two leased facilities that will be closed during the third quarter of 2010. Other than these two facilities, the Company has not identified any other specific facilities to close or consolidate as of June 30, 2010 and, therefore, does not expect to incur any other material exit activity costs for future restructuring activities unless future opportunities for cost savings are identified.
The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of sales	$417	$376	$464	$580

Selling, general, and administrative expense	83	—	164	68

Total exit activity costs and asset impairments	$500	$376	$628	$648

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2010	2009
Accrued costs as of January 1	$1,813	$1,121
Exit activity costs recognized	177	648
Cash payments	(638)	(976)

Accrued costs as of June 30	$1,352	$793

15. INCOME TAXES
The following table summarizes the provision for (benefit of) income taxes for the three and six months ended June 30 and the applicable effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Provision for (benefit of) income taxes	$3,279	$6,804	$1,194	$(10,966)
Effective tax rate	46.4%	76.4%	44.8%	36.7%
The Company’s provision for (benefit of) income taxes in interim periods is computed by applying appropriate annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2010 could be materially different from the forecasted rate used for the six months ended June 30, 2010.
The income tax provision for the three and six months ended June 30, 2010 resulted in effective tax rates of 46% and 45%, respectively. These rates were greater than the U.S. federal statutory tax rate of 35% due to state taxes and the impact of non-deductible permanent differences on forecasted annual pre-tax income.
The provision for income taxes for the three months ended June 30, 2009 resulted in an effective tax rate of 76%. The higher-than-expected tax rate was primarily the result of a change in the Company’s annual effective tax rate due to a mid-year change in forecasted earnings for 2009. The effective tax rate of 37% for the six months ended June 30, 2009 was higher than the U.S. federal statutory tax rate due to state taxes and the tax benefit of adjustments made to the Company’s reserve for uncertain tax positions partially offset by the impact of non-deductible permanent differences.
16. NET INCOME (LOSS) PER SHARE
Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under its equity compensation plans described in Note 11 of the consolidated financial statements. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$3,788,000	$2,101,010	$1,472,000	$(18,925,000)
Loss from discontinued operations	(307,000)	(2,029,000)	(19,222,000)	(8,619,000)

Income (loss) available to common stockholders	$3,481,000	$72,000	$(17,750,000)	$(27,544,000)

Denominator for basic income (loss) per share:
Weighted average shares outstanding	30,297,039	30,142,248	30,279,135	30,108,263

Denominator for diluted income (loss) per share:
Weighted average shares outstanding	30,297,039	30,142,248	30,279,135	30,108,263
Common stock options and restricted stock	161,530	120,229	162,456	—

Weighted average shares and conversions	30,458,569	30,262,477	30,441,591	30,108,263

For the six months ended June 30, 2009, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 155,018 shares for the six months ended June 30, 2009.

17. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) consists of the following for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$3,481	$72	$(17,750)	$(27,544)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,447)	6,669	(5,215)	4,636
Adjustment to post-retirement health care liability, net of tax	(6)	8	2	15
Adjustment to retirement benefit liability, net of tax	31	—	31	—
Reclassification of unrealized loss on interest rate swaps, net of tax	—	298	1,206	599

Other comprehensive (loss) income	(3,422)	6,975	(3,976)	5,250

Total comprehensive income (loss)	$59	$7,047	$(21,726)	$(22,294)

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

			Unamortized
	Foreign	Minimum	Post-	Unrealized	Accumulated
	Currency	Pension	Retirement	(Loss) Gain	Other
	Translation	Liability	Health Care	on Interest	Comprehensive
	Adjustment	Adjustment	Costs	Rate Swaps	Loss
Balance at December 31, 2009	$(623)	$(19)	$(382)	$(1,206)	$(2,230)
Current period change	(5,215)	31	2	1,206	(3,976)

Balance at June 30, 2010	$(5,838)	$12	$(380)	$—	$(6,206)

18. SEGMENT INFORMATION
FASB ASC Topic 280, “Segment Reporting,” establishes the principles for reporting information about operating segments in financial statements. Previously, the Company reported certain financial information for two reporting segments, Building Products and Processed Metal Products. On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products segment as discussed in Note 13 of the consolidated financial statements. As a result of this divestiture and consideration of the principles of Topic 280, the Company determined that it now has only one reporting segment for external reporting purposes. Prior period financial information included herein has been reclassified to reflect the financial position and results of operations as one segment.
19. SUPPLEMENTAL FINANCIAL INFORMATION
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$169,944	$26,536	$(4,709)	$191,771

Cost of sales	—	134,178	22,583	(4,056)	152,705

Gross profit	—	35,766	3,953	(653)	39,066

Selling, general, and administrative expense	285	24,366	2,722	—	27,373

(Loss) income from operations	(285)	11,400	1,231	(653)	11,693

Interest expense	(4,340)	(345)	(1)	—	(4,686)
Equity in partnership’s income and other income	—	56	4	—	60

(Loss) income before taxes	(4,625)	11,111	1,234	(653)	7,067

(Benefit of) provision for income taxes	(1,852)	4,740	391	—	3,279

(Loss) income from continuing operations	(2,773)	6,371	843	(653)	3,788

Discontinued operations:
Loss from discontinued operations before taxes	—	(463)	—	—	(463)
Benefit of income taxes	—	(156)	—	—	(156)

Loss from discontinued operations	—	(307)	—	—	(307)

Equity in earnings from subsidiaries	6,907	843	—	(7,750)	—

Net (loss) income	$4,134	$6,907	$843	$(8,403)	$3,481

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$172,998	$21,063	$(3,259)	$190,802

Cost of sales	—	136,855	19,096	(3,099)	152,852

Gross profit	—	36,143	1,967	(160)	37,950

Selling, general, and administrative expense	(225)	21,767	2,485	—	24,027

Income (loss) from operations	225	14,376	(518)	(160)	13,923

Interest (expense) income	(4,334)	(811)	1	—	(5,144)
Equity in partnership’s income and other income	—	126	—	—	126

(Loss) income before taxes	(4,109)	13,691	(517)	(160)	8,905

(Benefit of) provision for income taxes	(1,603)	8,565	(158)	—	6,804

(Loss) income from continuing operations	(2,506)	5,126	(359)	(160)	2,101

Discontinued operations:
Loss from discontinued operations before taxes	—	(3,651)	—	—	(3,651)
Benefit of income taxes	—	(1,622)	—	—	(1,622)

Loss from discontinued operations	—	(2,029)	—	—	(2,029)

Equity in earnings from subsidiaries	2,738	(359)	—	(2,379)	—

Net loss	$232	$2,738	$(359)	$(2,539)	$72

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$305,665	$52,811	$(9,177)	$349,299

Cost of sales	—	244,158	44,915	(8,255)	280,818

Gross profit	—	61,507	7,896	(922)	68,481

Selling, general, and administrative expense	513	48,770	5,103	—	54,386
Intangible asset impairment recovery	—	(177)	—	—	(177)

(Loss) income from operations	(513)	12,914	2,793	(922)	14,272

Interest (expense) income	(8,679)	(3,065)	7	—	(11,737)
Equity in partnership’s income and other income	—	125	6	—	131

(Loss) income before taxes	(9,192)	9,974	2,806	(922)	2,666

(Benefit of) provision for income taxes	(3,633)	3,937	890	—	1,194

(Loss) income from continuing operations	(5,559)	6,037	1,916	(922)	1,472

Discontinued operations:
Loss from discontinued operations before taxes	—	(30,461)	—	—	(30,461)
Benefit of income taxes	—	(11,239)	—	—	(11,239)

Loss from discontinued operations	—	(19,222)	—	—	(19,222)

Equity in earnings from subsidiaries	(11,269)	1,916	—	9,353	—

Net (loss) income	$(16,828)	$(11,269)	$1,916	$8,431	$(17,750)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$321,777	$42,767	$(7,403)	$357,141

Cost of sales	—	268,655	39,031	(7,097)	300,589

Gross profit	—	53,122	3,736	(306)	56,552

Selling, general, and administrative expense	(47)	45,544	5,167	—	50,664
Intangible asset impairment	—	25,501	—	—	25,501

Income (loss) from operations	47	(17,923)	(1,431)	(306)	(19,613)

Interest (expense) income	(8,659)	(1,732)	6	—	(10,385)
Equity in partnership’s income and other income	—	97	10	—	107

Loss before taxes	(8,612)	(19,558)	(1,415)	(306)	(29,891)

Benefit of income taxes	(3,346)	(7,168)	(452)	—	(10,966)

Loss from continuing operations	(5,266)	(12,390)	(963)	(306)	(18,925)

Discontinued operations:
Loss from discontinued operations before taxes	—	(14,113)	—	—	(14,113)
Benefit of income taxes	—	(5,494)	—	—	(5,494)

Loss from discontinued operations	—	(8,619)	—	—	(8,619)

Equity in earnings from subsidiaries	(21,972)	(963)	—	22,935	—

Net loss	$(27,238)	$(21,972)	$(963)	$22,629	$(27,544)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
JUNE 30, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$14,386	$12,431	$—	$26,817
Accounts receivable, net	—	86,349	16,664	—	103,013
Intercompany balances	106,355	(82,272)	(24,083)	—	—
Inventories	—	86,459	8,387	—	94,846
Other current assets	3,632	12,424	1,635	—	17,691
Assets of discontinued operations	—	5,359	—	—	5,359

Total current assets	109,987	122,705	15,034	—	247,726

Property, plant, and equipment, net	—	154,220	14,200	—	168,420
Goodwill	—	360,711	30,949	—	391,660
Acquired intangibles	—	68,392	10,387	—	78,779
Investment in partnership	—	147	—	—	147
Other assets	3,974	13,123	1	—	17,098
Investment in subsidiaries	597,613	52,362	—	(649,975)	—

	$711,574	$771,660	$70,571	$(649,975)	$903,830

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$64,226	$10,251	$—	$74,477
Accrued expenses	1,360	33,635	2,898	—	37,893
Current maturities of long-term debt	—	408	—	—	408
Liabilities of discontinued operations	—	4,853	—	—	4,853

Total current liabilities	1,360	103,122	13,149	—	117,631

Long-term debt	201,808	4,824	—	—	206,632
Deferred income taxes	—	47,568	4,687	—	52,255
Other non-current liabilities	—	18,533	373	—	18,906
Shareholders’ equity	508,406	597,613	52,362	(649,975)	508,406

	$711,574	$771,660	$70,571	$(649,975)	$903,830

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities

Net cash (used in) provided by operating activities of continuing operations	$(8,655)	$24,664	$(133)	$—	$15,876
Net cash provided by operating activities of discontinued operations	—	14,916	—	—	14,916

Net cash (used in) provided by operating activities	(8,655)	39,580	(133)	—	30,792

Cash Flows from Investing Activities

Net proceeds from sale of business	—	29,164	—	—	29,164
Net proceeds from sale of property and equipment	—	87	4	—	91
Purchases of investment in partnership	—	(750)	—	—	(750)
Purchases of property, plant, and equipment	—	(4,150)	(252)	—	(4,402)

Net cash provided by (used in) investing activities of continuing operations	—	24,351	(248)	—	24,103
Net cash used in investing activities of discontinued operations	—	(435)	—	—	(435)

Net cash provided by (used in) investing activities	—	23,916	(248)	—	23,668

Cash Flows from Financing Activities

Long-term debt payments	—	(58,959)	—	—	(58,959)
Proceeds from long-term debt	—	8,559	—	—	8,559
Intercompany financing	9,493	(8,814)	(679)	—	—
Purchase of treasury stock at market prices	(1,108)	—	—	—	(1,108)
Payment of deferred financing fees	—	(64)	—	—	(64)
Excess tax benefit from stock compensation	—	63	—	—	63
Net proceeds from issuance of common stock	270	—	—	—	270

Net cash provided by (used in) financing activities	8,655	(59,215)	(679)	—	(51,239)

Net increase (decrease) in cash and cash equivalents	—	4,281	(1,060)	—	3,221

Cash and cash equivalents at beginning of year	—	10,105	13,491	—	23,596

Cash and cash equivalents at end of period	$—	$14,386	$12,431	$—	$26,817

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities

Net cash (used in) provided by operating activities of continuing operations	$(8,755)	$52,188	$1,142	$—	$44,575
Net cash provided by operating activities of discontinued operations	—	20,565	—	—	20,565

Net cash (used in) provided by operating activities	(8,755)	72,753	1,142	—	65,140

Cash Flows from Investing Activities

Additional consideration for acquisitions	—	(354)	—	—	(354)
Purchases of property, plant, and equipment	—	(5,750)	(353)	—	(6,103)
Net proceeds from sale of property and equipment	—	193	29	—	222

Net cash used in investing activities of continuing operations	—	(5,911)	(324)	—	(6,235)
Net cash used in investing activities of discontinued operations	—	(325)	—	—	(325)

Net cash used in investing activities	—	(6,236)	(324)	—	(6,560)

Cash Flows from Financing Activities

Long-term debt reduction	—	(81,449)	—	—	(81,449)
Proceeds from long-term debt	—	30,800	—	—	30,800
Intercompany financing	10,879	(8,463)	(2,416)	—	—
Payment of dividends	(1,499)	—	—	—	(1,499)
Purchase of treasure stock at market prices	(625)	—	—	—	(625)

Net cash provided by (used in) financing activities	8,755	(59,112)	(2,416)	—	(52,773)

Net increase (decrease) in cash and cash equivalents	—	7,405	(1,598)	—	5,807

Cash and cash equivalents at beginning of year	—	1,781	9,527	—	11,308

Cash and cash equivalents at end of period	$—	$9,186	$7,929	$—	$17,115

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
Overview
Gibraltar is a leading manufacturer and distributor of products for building markets. Our products provide structural and architectural enhancements for residential homes, and to a lesser extent, to low-rise retail, other commercial and professional buildings, and a wide-variety of other building structures. We serve customers throughout North America and Europe. We operate 48 facilities in 22 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers.
Our strategy is to position Gibraltar as the low-cost provider and market share leader in product areas that offer the opportunity for sales growth over the long-term and margin enhancement. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of our products. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international building markets to strengthen our product leadership positions.
On February 1, 2010, Gibraltar completed the sale of the majority of the assets of the Processed Metal Products business. The completion of this transaction finalized our exit from the steel processing business. This strategic initiative began in 2005 and included the sale of the steel strapping business in 2006, the 2007 sale of the Hubbell Steel business, and the 2008 sale of the SCM powered metal business. This transition is an ongoing part of our objective to build a company with optimal operating characteristics and improve shareholder value. We now are solely focused on the manufacture and distribution of building products where the Company has historically generated its highest operating margins.
The economic turmoil impacting the United States and the rest of the world continued to negatively impact the key end markets we served during the three and six months ended June 30, 2010 and 2009. Consequently, our sales volume for these periods was below historical levels. Despite the continued downturn in building markets, we have been able to improve our operating results as a result of the costs we have removed from our business during the past two years. Our earnings and cash flow for the six months ended June 30, 2010 also improved from a year ago due to an improved alignment of raw material costs to customer pricing as the volatility of commodity prices during the first half of 2009 has decreased, including the cost of steel, our most significant raw material.

Commodity raw material prices, including steel, aluminum, and resins, impact the cost of raw materials we purchase and also impact the pricing we offer to customers on sales of our products. Commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first half of 2009. The rapid decrease in commodity prices led to an increase in material costs as a percentage of net sales during the early part of 2009 compared to historical levels. Commodity prices began to stabilize during the second half of 2009 and the effect commodity raw material prices have on our operating results lessened, leading to improved gross margins during the six months ended June 30, 2010. We expect our gross margins to continue to stabilize during the remainder of 2010 as commodity prices continue to be less volatile than a year ago.
We have taken a number of steps to position the Company as a low-cost provider of our products. Our focus has been on achieving operational excellence through lean initiatives and the consolidation of facilities. We closed or consolidated six facilities during 2009 after closing and consolidating numerous others in 2007 and 2008. In response to the negative impact of the significant economic downturn which began in the fourth quarter of 2008, we have continued to aggressively reduce costs throughout the Company to adjust to the decreased sales volumes and maximize cash flows generated from operating activities. As a result, we believe our break-even point has decreased significantly from 2008.
During the six months ended June 30, 2010, we made net payments of $50 million on debt outstanding under our revolving credit facility provided by the Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As a result of these repayments, Gibraltar does not have any amounts outstanding under our revolving credit facility and the amount available under this facility increased by $46 million from December 31, 2009 to $116 million as of June 30, 2010. The significant positive cash flows generated from continuing operations during the past eighteen months and from the sale of the Processed Metal Products business allowed us to make significant repayments on our long-term debt since December 31, 2008. During this period we have decreased our outstanding debt by $149 million from $356 million as of December 31, 2008 to $207 million as of June 30, 2010, a 42% decrease.
Results of Operations
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended June 30 (in thousands):

	2010		2009
Net sales	$191,771	100.0%	$190,802	100.0%
Cost of sales	152,705	79.6	152,852	80.1

Gross profit	39,066	20.4	37,950	19.9
Selling, general, and administrative expense	27,373	14.3	24,027	12.6

Income from operations	11,693	6.1	13,923	7.3
Interest expense	(4,686)	(2.4)	(5,144)	(2.7)
Equity in partnership’s income (1)	60	0.0	126	0.1

Income before taxes	7,067	3.7	8,905	4.7
Provision for income taxes	3,279	1.7	6,804	3.6

Income from continuing operations	3,788	2.0	2,101	1.1
Discontinued operations, net of taxes (2)	(307)	(0.2)	(2,029)	(1.1)

Net income	$3,481	1.8%	$72	0.0%

(1)	Equity in partnership’s income represents our proportional interest in the income of our May 2010 investment in a software company and our steel pickling joint venture which was sold in February 2010 as well as other income.

(2)	Discontinued operations represent the loss, net of income taxes, attributable to our processed metal products and bath cabinet manufacturing businesses which we sold in February 2010 and August 2007, respectively.

Net sales increased by $1.0 million, or 0.5%, to $191.8 million for the three months ended June 30, 2010 from net sales of $190.8 million for the three months ended June 30, 2009. The increase in net sales from the prior year was the net result of a 2.3% increase in pricing offered to customers and a 1.5% decrease in net sales as a result of decreased unit volume and sales mix. The modest increase in pricing was aligned to fluctuations in commodity costs for steel, aluminum, and resins. Offsetting this impact, unit volume and sales mix resulted in lower net sales during the second quarter of 2010 as compared to the same period in 2009 due to the slow recovery in the economy which did not generate an increase in the demand for our products used in the building markets.
Our gross margin also increased modestly to 20.4% for the three months ended June 30, 2010 from 19.9% for the three months ended June 30, 2009. The increase in gross margin from the prior year was attributable to cost reduction initiatives we put in place during 2009 and 2010 which resulted in reduced spending on overhead costs. We implemented cost reduction initiatives over the last eighteen months to align our cost structure to a lower level of sales volume and continue to implement lean manufacturing initiatives to further reduce our costs and improve efficiencies. We believe these cost cutting measures will lead to much improved gross margins in future periods when the economy recovers and our sales volume increases.
Selling, general, and administrative expenses increased by $3.4 million, or 14.2%, to $27.4 million for the three months ended June 30, 2010 from $24.0 million for the three months ended June 30, 2009. The $3.4 million increase is primarily the result of a $1.7 million increase in the amounts of employee health insurance claims that were at particularly low levels in the 2009 period, $1.6 million of higher variable incentive compensation as a result of improved profitability plus the effect of the Company’s appreciating stock price on vested stock-based awards in 2010 compared to 2009, and a $0.4 million increase in depreciation related to new enterprise resource planning systems implemented during 2009 and 2010 partially offset by initiatives put in place to reduce costs.
Interest expense decreased $0.4 million to $4.7 million for the three months ended June 30, 2010 from $5.1 million for the three months ended June 30, 2009. We repaid all of our variable-rate debt in February 2010 which decreased the amount of interest paid during the second quarter of 2010 compared to the prior year. We have reduced debt outstanding by $98.9 million, or 32.3%, to $207.0 million as of June 30, 2010 from $305.9 million as of June 30, 2009 through debt repayments.
The provision for income taxes for the three months ended June 30, 2010 was $3.3 million, an effective tax rate of 46.4%, compared with a provision for income taxes of $6.8 million, an effective rate of 76.4% for the same period in 2009. The effective tax rate for the three months ended June 30, 2010 was greater than the U.S. federal statutory tax rate of 35% due to state taxes and the impact of non-deductible permanent differences on the forecasted annual pre-tax earnings. The higher-than-expected tax rate for the three months ended June 30, 2009 was primarily the result of a change in the Company’s annual effective tax rate due to a mid-year change in forecasted earnings for 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
The following table sets forth selected results of operations data and its percentage of net sales for the six months ended June 30 (in thousands):

	2010		2009
Net sales	$349,299	100.0%	$357,141	100.0%
Cost of sales	280,818	80.4	300,589	84.2

Gross profit	68,481	19.6	56,552	15.8
Selling, general, and administrative expense	54,386	15.6	50,664	14.2
Intangible asset impairment (recovery)	(177)	(0.1)	25,501	7.1

Income (loss) from operations	14,272	4.1	(19,613)	(5.5)
Interest expense	(11,737)	(3.3)	(10,385)	(2.9)
Equity in partnership’s income (loss) (1)	131	0.0	107	0.0

Income (loss) before taxes	2,666	0.8	(29,891)	(8.4)
Provision for (benefit from) income taxes	1,194	0.4	(10,966)	(3.1)

Income (loss) from continuing operations	1,472	0.4	(18,925)	(5.3)
Discontinued operations, net of taxes (2)	(19,222)	(5.5)	(8,619)	(2.4)

Net loss	$(17,750)	(5.1)%	$(27,544)	(7.7)%

(1)	Equity in partnership’s income represents our proportional interest in the income of our May 2010 investment in a software company and our steel pickling joint venture which was sold in February 2010 as well as other income.

(2)	Discontinued operations represent the loss, net of income taxes, attributable to our processed metal products and bath cabinet manufacturing businesses which we sold in February 2010 and August 2007, respectively.
Net sales decreased by $7.8 million, or 2.2%, to $349.3 million for the six months ended June 30, 2010 from net sales of $357.1 million for the six months ended June 30, 2009. The decrease in sales from the prior year was primarily the result of a 1.4% decrease in unit volume and a 1.1% decrease as a result of sales mix offset by a small increase in pricing offered to customers. Sales volume decreased during the six months ended June 30, 2010 compared to the same period in 2009 due to inclement weather during the first quarter of 2010 experienced by the majority of the U.S. markets we serve and the slow recovery in the economy which did not generate an increase in the demand for our products used in the building markets. The inclement weather early in 2010 slowed building markets and led to a decline in volume at our largest customers, retail home improvement centers and wholesale distributors. The modest increase in pricing was aligned to fluctuations in commodity costs for steel, aluminum, and resins.
Despite the modest decrease in net sales during the first six months of 2010 from the comparable period in the prior year, gross margin increased to 19.6% for the six months ended June 30, 2010 from 15.8% for the six months ended June 30, 2009. The increase in gross margin was a direct result of a better alignment of customer selling prices to raw material costs. The commodity markets for our raw materials, which principally include steel, aluminum, and resins, experienced a precipitous decline in costs during the three months ended March 31, 2009, and as a result we sold higher cost inventory at a lower customer selling price which led to a decrease in our gross margins. The commodity markets stabilized during second half of 2009 and throughout the first half of 2010. As a result, our prices were better aligned to our costs during the six months ended June 30, 2010 which contributed to a significantly better gross margin. Additionally, cost reduction initiatives we put in place during 2009 and 2010 also contributed to the higher gross margin for the six months ended June 30, 2010 compared to the same period in the prior year.
Selling, general, and administrative expenses increased by $3.7 million, or 7.3%, to $54.4 million for the six months ended June 30, 2010 from $50.7 million for the six months ended June 30, 2009. The $3.7 million increase was primarily the net result of a $3.8 million increase in variable incentive compensation as a result of improved profitability plus the effect of the Company’s appreciating stock price on vested stock-based awards in 2010 compared to 2009 along with a $0.4 million increase in depreciation related to new enterprise resource planning systems implemented during 2009 and 2010 partially offset by cost reductions. We implemented a number of cost reduction initiatives during the past eighteen months that included restructuring the business and staff reductions.

During the six months ended June 30, 2010, we recorded a $0.2 million intangible asset impairment recovery to reconcile the preliminary impairment charge recorded during the fourth quarter of 2009 to its final amount, leading to an increase in income from operations for this period. We recorded a $25.5 million intangible asset impairment charge during the six months ended June 30, 2009 as a result of a decrease in our long-term projection of revenue and cash flow to be generated by one of our reporting units.
Excluding the effects of intangible asset impairments, we generated income from operations of $14.1 million during the six months ended June 30, 2010 compared to $5.9 million during the six months ended June 30, 2009. We generated a significant increase in income from operations despite a 2.2% decrease in net sales. We attribute these results to the success we have had in decreasing our investment in working capital and our cost reduction initiatives. Our success reducing the amount of inventory on hand allowed us to better align our raw material costs to our customer selling prices during the six months ended June 30, 2010, resulting in improved operating margins.
Interest expense increased $1.3 million to $11.7 million for the six months ended June 30, 2010 from $10.4 million for the six months ended June 30, 2009. We repaid all of our variable-rate debt during the six months ended June 30, 2010 which decreased the amount of interest paid during the first six months of 2010 compared to the prior year. We have reduced debt outstanding by $98.9 million, or 32.3%, to $207.0 million as of June 30, 2010 from $305.9 million as of June 30, 2009 through debt repayments. However, this decrease in interest paid was offset by a $1.0 million increase in the amount of interest expense recognized as a result of reclassifying the remaining amounts deferred in accumulated other comprehensive income related to our interest rate swap. As a result of repaying all of our variable rate debt, the losses previously deferred within accumulated other comprehensive income were all recognized in earnings during the six months ended June 30, 2010.
The provision for income taxes for the six months ended June 30, 2010 was $1.2 million, an effective tax rate of 44.8%, compared with a benefit from income taxes of $11.0 million, an effective rate of 36.7% for the same period in 2009. The effective tax rate for the six months ended June 30, 2010 was greater than the U.S. federal statutory tax rate of 35% due to state taxes and the impact of non-deductible permanent differences on forecasted annual pre-tax income. The effective tax rate for the six months ended June 30, 2009 was higher than the U.S. federal statutory tax rate due to state taxes and the tax benefit of adjustments made to the Company’s reserve for uncertain tax positions partially offset by the impact of non-deductible permanent differences.
Outlook
Due to the volatility and uncertainty of economic and market conditions, we have not been providing numerical earnings per share guidance. Instead, we provide our expectations of general trends in the key markets we serve. After a slow start to 2010, we experienced improving order levels in March and April and expected stronger results in the second quarter of 2010. However, the expiration of the federal tax credit for first-time homebuyers, high unemployment, and weakening consumer confidence lowered activity levels in May and June. As a result, we expect only a modest improvement in housing starts during 2010 from a trough of 553,000 units in 2009. We anticipate the level of expenditures on repair and remodel activity will also be challenging for our business during the remainder of 2010 while big-ticket items continue to be deferred, in the short-term, until general economic conditions, credit availability, and home prices improve. Thus, in the near-term, our financial results will be highly correlated to changes in customer demand. As we continue to operate during the strongest seasonal period for our business, we anticipate generating income from continuing operations during the third quarter and a return to profitability for the full year. Over the long-term, we believe that the fundamentals of the building markets are positive.

Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our businesses and their facilities, and to fund acquisitions. During the next twelve months, with the uncertainty in the general economy and related effects on building markets, we will continue to focus on liquidity preservation to meet our principal capital requirements. As noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q, we have been successful in generating positive cash flows from our operating activities to fund our capital requirements during the past two years. In the future, we expect to continue our aggressive cost reduction initiatives and sustain strong working capital management to continue to generate positive cash flow.
As of June 30, 2010, our liquidity of $142.9 million consisted of $26.8 million of cash and $116.1 million of availability under our revolving credit facility. We believe that the availability of funds under the Senior Credit Agreement together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to purchase and fund capital improvements to their businesses and facilities. As of June 30, 2010, our foreign subsidiaries held $12.4 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet their future obligations and allows the foreign business units to reinvest in their operations and could eventually be used to grow our business internationally through additional acquisitions.
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
These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets further deteriorate, or other circumstances change. To the extent that operating cash flows are lower than current levels or sources of financing are not available or available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30 (in thousands):

	2010	2009
Cash provided by (used in):
Operating activities of continuing operations	$15,876	$44,575
Investing activities of continuing operations	24,103	(6,235)
Financing activities of continuing operations	(51,239)	(52,773)
Discontinued operations	14,481	20,240

Net increase in cash and cash equivalents	$3,221	$5,807

During the six months ended June 30, 2010, the Company’s operating cash flows from continuing operations totaled $15.9 million, primarily the result of net income from continuing operations of $1.5 million and non-cash charges including depreciation, amortization, and stock compensation of $20.4 million offset by a net increase in assets and liabilities of $6.0 million. Net cash provided by operating activities for the six months ended June 30, 2009 was $44.6 million and was primarily the result of a net decrease in assets and liabilities of $30.8 million, depreciation and amortization of $13.0 million, and a non-cash goodwill impairment charge of $25.5 million offset by a net loss from continuing operations of $18.9 million and a $10.7 million adjustment to the provision for deferred income taxes related to the impairment charge.
During the six months ended June 30, 2010, the Company increased its working capital from December 31, 2009 resulting in $6.0 million of cash outflow. The increase in working capital was primarily a result of increases in accounts receivable and inventory of $33.5 million and $7.0 million, respectively, offset by an increase in accounts payable of $27.0 million. The increases in the accounts receivable and inventory balances were a result of increased sales volume during the last month of the second quarter as compared to the last month of the fourth quarter. The increased sales volume was a direct result of the seasonality that impacts our business and increasing raw material costs and customer selling prices predicated on rising costs within the commodity markets. The increase to accounts payable was a result of greater inventory purchases during the second quarter of 2010 and higher material costs.
Net cash provided by investing activities of continuing operations for the six months ended June 30, 2010 was $24.1 million consisting of $29.2 million of cash flow generated from the sale of our Processed Metal Products business offset by capital expenditures of $4.4 million and a $0.8 million investment in a software company. Cash used in investing activities during the six months ended June 30, 2009 of $6.2 million consisted of capital expenditures of $6.1 million and additional consideration paid for a previous acquisition offset by proceeds from the sale of property, plant, and equipment. Capital expenditures decreased 27.9%, or $1.7 million, for the six months ended June 30, 2010 compared to the same period in the prior year as a result of our heightened focus on preserving capital and liquidity throughout 2010.
Net cash used in financing activities from continuing operations for the six months ended June 30, 2010 was $51.2 million, consisting primarily of $50.4 million of net payments on long-term debt and payments of tax withholdings for stock issued to employees from the vesting of restricted stock units. Net cash used in financing activities from continuing operations for the six months ended June 30, 2009 was $52.8 million, consisting primarily of net payments of $50.6 million on long-term debt and dividend payments of $1.5 million. Payments of long-term debt made during 2010 and 2009 were the result of cash flows generated from operations and the sale of the Processed Metal Products business offset by other investing activities. We have made net payments on long-term debt outstanding in the amount of $149.8 million since December 31, 2008.

Senior Credit Agreement and Senior Subordinated Notes
Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement also provided a term loan originally aggregating $58.7 million which was subsequently repaid in full during 2009. The revolving credit facility is committed through August 30, 2012. Borrowings on the revolving credit facility bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50% plus 3.25%, or at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. As of June 30, 2010, we had $116.1 million of availability under the revolving credit facility.
During the six months ended June 30, 2010, we made net payments of $50.0 million on the revolving credit facility and no amounts remain outstanding under the Senior Credit Agreement as of June 30, 2010. We had outstanding letters of credit of $13.7 million as of June 30, 2010.
The Company’s $204.0 million of Senior Subordinated 8% Notes (8% Notes) were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. After December 1, 2010, the 8% Notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. As of June 30, 2010, we had $201.8 million, net of discount, of our 8% Notes outstanding.
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
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio (as defined in the Senior Credit Agreement) of 1.25 to 1.00 at the end of each quarter. As of June 30, 2010, the Company was in compliance with the minimum fixed charge coverage ratio covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Senior Subordinated 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio.
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
Related Party Transactions
Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. For the three and six months ended June 30, 2010, the Company incurred $395,000 and $652,000, respectively, for legal services from these firms. The Company incurred $316,000 and $534,000 for legal services from these firms during the three and six months ended June 30, 2009, respectively. Of the amounts incurred during the six months ended June 30, 2010, $176,000 related to the sale of the Processed Metal Products business and was recognized as a component of discontinued operations. All other amounts incurred during 2010 and 2009 were expensed as a component of selling, general, and administrative expenses. At June 30, 2010 and December 31, 2009, the Company had $288,000 and $160,000, respectively, recorded in accounts payable for these law firms.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is Vice Chairman of the Board of M&T Bank Corporation, one of the eleven participating lenders which have committed capital to our $200 million revolving credit facility in the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). All amounts outstanding under the revolving credit facility were repaid in full as of June 30, 2010. At December 31, 2009, $50,000,000 was outstanding on the revolving credit facility. During 2010, the largest aggregate amount of principal outstanding under the revolving credit facility was $50,000,000. The aggregate amount of principal and interest paid during the six months ended June 30, 2010 was $58,559,000 and $317,000, respectively, for amounts outstanding under the revolving credit facility.
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

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable interest rate debt to fixed interest rate debt. At the time we entered into the interest rate swap agreement, $57.5 million of variable interest rate borrowings had been effectively converted to fixed interest rate debt pursuant to this agreement. In connection with the execution of the Senior Credit Agreement on July 24, 2009, the subsequent repayment of all variable interest rate debt under the Senior Credit Agreement during the first quarter of 2010, and based on the Company’s prospective assessment of the effectiveness of the interest rate swap, beginning in the third quarter of 2009 the Company deemed the swap to be ineffective in offsetting variability in future interest payments on its variable interest rate borrowings. The interest rate swap agreement is scheduled to expire December 22, 2010. There have been no material changes to the Company’s exposure to market risk since December 31, 2009, other than the subsequent repayment of all variable interest rate debt as noted above.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). The Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer have concluded that as of the end of such period and the definition of disclosure controls and procedures contained in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
Two of the Company’s business units implemented new enterprise resource planning systems, Oracle and Syteline, during the three months ended June 30, 2010. We expect the completion of these system implementations at the respective business units will enhance our internal controls as follows:
a)	The new enterprise resource planning systems were designed to generate reports and other information used to account for transactions and reduce the number of manual processes employed by the business units;

b)	The new enterprise resource planning systems are technologically advanced and increase the amount of application controls used to process data; and

c)	The business units have designed new processes and implemented new procedures in connection with the implementations.
There have been no other changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the updates to these risks in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results.
As a result of the sale of the majority of assets of our Processed Metal Products business on February 1, 2010, we have updated a number of our risk factors in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009. Other than these updates, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
Not applicable.

Item 6. Exhibits
6(a) Exhibits
a.	Exhibit 10.1 — First Amendment to Second Amendment and Restatement of the Gibraltar Industries, Inc., Management Stock Purchase Plan, dated as of July 19, 2010.

b.	Exhibit 10.2 — Third Amended and Restated Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation, and a syndicate of banks led by KeyBank National Association for the other lenders named therein, dated as of July 24, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed August 3, 2010).

c.	Exhibit 10.3 — Amendment No. 1 to the Third Amended and Restated Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, and KeyBank National Association and the other lenders named therein, dated as of January 29, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed August 3, 2010).

d.	Exhibit 31.1 — Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

e.	Exhibit 31.2 — Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

f.	Exhibit 31.3 — Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

g.	Exhibit 32.1 — Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

h.	Exhibit 32.2 — Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

i.	Exhibit 32.3 — Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

j.	Exhibit 101.INS — XBRL Instance Document *

k.	Exhibit 101.SCH — XBRL Taxonomy Extension Schema Document *

l.	Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document *

m.	Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document *

n.	Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document *

o.	Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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

Date: August 9, 2010