Form 10-Q
period 2010-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2010-11-04
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
As of November 1, 2010, the number of common shares outstanding was: 30,297,303.

GIBRALTAR INDUSTRIES, INC.
INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3
Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	5
Consolidated Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2010	6
Notes to Consolidated Financial Statements	7-27
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-43
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. (Removed and Reserved)	45
Item 5. Other Information	45
Item 6. Exhibits	46
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$182,061	$190,520	$531,360	$547,661
Cost of sales	150,758	145,803	431,576	446,392

Gross profit	31,303	44,717	99,784	101,269
Selling, general, and administrative expense	25,840	26,437	80,226	77,101
Intangible asset impairment (recovery)	—	—	(177)	25,501

Income (loss) from operations	5,463	18,280	19,735	(1,333)
Interest expense	(4,746)	(7,050)	(16,483)	(17,435)
Equity in partnership’s income and other income	33	56	164	163

Income (loss) before taxes	750	11,286	3,416	(18,605)
(Benefit of) provision for income taxes	(592)	3,668	602	(7,298)

Income (loss) from continuing operations	1,342	7,618	2,814	(11,307)
Discontinued operations:
Loss before taxes	(236)	(4,298)	(30,697)	(18,411)
Benefit of income taxes	(91)	(1,592)	(11,330)	(7,086)

Loss from discontinued operations	(145)	(2,706)	(19,367)	(11,325)

Net income (loss)	$1,197	$4,912	$(16,553)	$(22,632)

Net income (loss) per share – Basic:
Income (loss) from continuing operations	$0.04	$0.25	$0.09	$(0.38)
Loss from discontinued operations	(0.00)	(0.09)	(0.64)	(0.37)

Net income (loss)	$0.04	$0.16	$(0.55)	$(0.75)

Weighted average shares outstanding – Basic	30,325	30,158	30,295	30,126

Net income (loss) per share – Diluted:
Income (loss) from continuing operations	$0.04	$0.25	$0.09	$(0.38)
Loss from discontinued operations	(0.00)	(0.09)	(0.63)	(0.37)

Net income (loss)	$0.04	$0.16	$(0.54)	$(0.75)

Weighted average shares outstanding – Diluted	30,442	30,338	30,442	30,126

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$48,315	$23,596
Accounts receivable, net of reserve of $3,673 and $3,853 in 2010 and 2009, respectively	96,222	71,782
Inventories	85,230	86,296
Other current assets	17,006	25,513
Assets of discontinued operations	5,307	44,938

Total current assets	252,080	252,125

Property, plant, and equipment, net	165,833	174,704
Goodwill	393,640	392,704
Acquired intangibles	78,141	82,182
Investment in partnership	127	2,474
Other assets	17,133	17,811
Assets of discontinued operations	—	52,942

	$906,954	$974,942

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$65,571	$47,383
Accrued expenses	42,676	38,757
Current maturities of long-term debt	408	408
Liabilities of discontinued operations	4,547	22,468

Total current liabilities	113,202	109,016

Long-term debt	206,706	256,874
Deferred income taxes	52,552	51,818
Other non-current liabilities	19,818	16,791
Liabilities of discontinued operations	—	12,217
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 30,516,197 and 30,295,084 shares issued at September 30, 2010 and December 31, 2009, respectively	305	303
Additional paid-in capital	231,284	227,362
Retained earnings	287,429	303,982
Accumulated other comprehensive loss	(2,037)	(2,230)
Cost of 218,894 and 150,903 common shares held in treasury at September 30, 2010 and December 31, 2009, respectively	(2,305)	(1,191)

Total shareholders’ equity	514,676	528,226

	$906,954	$974,942

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(16,553)	$(22,632)
Loss from discontinued operations	(19,367)	(11,325)

Income (loss) from continuing operations	2,814	(11,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,916	19,535
Intangible asset impairment (recovery)	(177)	25,501
Provision for deferred income taxes	375	(10,749)
Equity in partnership’s income	(23)	(55)
Stock compensation expense	3,599	3,426
Non-cash charges to interest expense	3,762	2,797
Other non-cash adjustments	1,026	3,224
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(24,824)	1,269
Inventories	(187)	44,077
Other current assets and other assets	7,341	(4,780)
Accounts payable	19,048	3,174
Accrued expenses and other non-current liabilities	6,984	7,454

Net cash provided by operating activities of continuing operations	39,654	83,566
Net cash provided by operating activities of discontinued operations	14,774	28,026

Net cash provided by operating activities	54,428	111,592

Cash Flows from Investing Activities
Net proceeds from sale of business	29,164	—
Net proceeds from sale of property and equipment	271	269
Additional consideration for acquisitions	—	(4,354)
Purchase of investment in partnership	(1,000)	—
Purchases of property, plant, and equipment	(6,347)	(7,443)

Net cash provided by (used in) investing activities of continuing operations	22,088	(11,528)
Net cash used in investing activities of discontinued operations	(436)	(629)

Net cash provided by (used in) investing activities	21,652	(12,157)

Cash Flows from Financing Activities
Long-term debt payments	(58,967)	(122,172)
Proceeds from long-term debt	8,559	30,948
Purchase of treasury stock at market prices	(1,114)	(627)
Payment of deferred financing fees	(164)	(2,292)
Payment of dividends	—	(1,499)
Excess tax benefit from stock compensation	55	—
Net proceeds from issuance of common stock	270	—

Net cash used in financing activities	(51,361)	(95,642)

Net increase in cash and cash equivalents	24,719	3,793

Cash and cash equivalents at beginning of year	23,596	11,308

Cash and cash equivalents at end of period	$48,315	$15,101

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2009	30,295	$303	$227,362	$303,982	$(2,230)	151	$(1,191)	$528,226
Net loss	—	—	—	(16,553)	—	—	—	(16,553)
Foreign currency translation adjustment	—	—	—	—	(1,064)	—	—	(1,064)
Adjustment to post-retirement health care liability	—	—	—	—	1	—	—	1
Adjustment to retirement benefit liability, net of taxes of $33	—	—	—	—	50	—	—	50
Reclassification of unrealized loss on interest rate swap, net of tax of $693	—	—	—	—	1,206	—	—	1,206
Issuance of restricted stock	6	—	—	—	—	—	—	—
Stock compensation expense	—	—	3,599	—	—	—	—	3,599
Net settlement of restricted stock units	187	2	(2)	—	—	68	(1,114)	(1,114)
Stock options exercised	28	—	270	—	—	—	—	270
Excess tax benefit from stock compensation	—	—	55	—	—	—	—	55

Balance at September 30, 2010	30,516	$305	$231,284	$287,429	$(2,037)	219	$(2,305)	$514,676

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, the statements of cash flow for the nine months ended September 30, 2010 and 2009, and the statement of shareholders’ equity for the nine months ended September 30, 2010 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
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
The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
In July 2010, the FASB issued Update 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” Update 2010-20 requires additional disclosure to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Update 2010-20 affects all entities with financing receivables, excluding short-term trade accounts receivables or receivables measures at fair value or lower of cost or fair value. The Company is required to adopt all of the provisions of Update 2010-20 related to disclosures of financing receivables as of December 31, 2010. The financing receivables disclosures related to activity that occurs during a reporting period are required to be adopted by the Company during the three months ending March 31, 2011. The Company does not believe the provisions of this guidance will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.

3. INVENTORIES
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw material	$34,172	$34,478
Work-in-process	4,840	4,868
Finished goods	46,218	46,950

Total inventories	$85,230	$86,296

4. ACQUISITIONS
In 2006, the Company acquired all of the outstanding stock of Home Impressions, Inc. (Home Impressions). As part of the purchase agreement with the former owners of Home Impressions, the Company was required to pay additional consideration based upon the operating results of Home Impressions. The Company paid $4,354,000 of such additional consideration during the nine months ended September 30, 2009. These additional consideration payments were recorded as additional goodwill. The Company has made the final contingent payment due under the purchase agreement and no further additional consideration payments are expected.
5. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows (in thousands):

Balance as of December 31, 2009	$392,704
Impairment recovery	177
Goodwill acquired	1,352
Foreign currency translation	(593)

Balance as of September 30, 2010	$393,640

The goodwill balances as of September 30, 2010 and December 31, 2009 are net of accumulated impairment losses of $58,831,000 and $59,008,000, respectively, which were generated during the year ended December 31, 2009. An adjustment to the impairment charges was recognized during the nine months ended September 30, 2010 as described below.
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
Based on lower than forecasted sales volumes during 2009, revised long-term growth expectations, and a book value of equity in excess of market capitalization, the Company concluded there were indicators of goodwill impairment requiring interim impairment tests for its eleven reporting units as of March 31, 2009 and June 30, 2009. As of September 30, 2010, the Company concluded that no new indicators of goodwill impairment existed and an interim test was not performed.

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
Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Estimated Life
Trademark	$40,585	$—	$40,612	$—	indefinite
Trademark	2,115	(867)	2,115	(744)	2 to 15 years
Unpatented Technology	5,732	(2,188)	5,732	(1,795)	5 to 20 years
Customer Relationships	47,860	(15,918)	48,086	(12,910)	5 to 15 years
Non-Competition Agreements	2,800	(1,978)	2,799	(1,713)	5 to 10 years

	$99,092	$(20,951)	$99,344	$(17,162)

The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	2010	2009
Three months ended September 30	$1,304	$1,308
Nine months ended September 30	$3,887	$3,888

Amortization expense related to acquired intangible assets for the remainder of fiscal 2010 and the next five years thereafter is estimated as follows (in thousands):

2010	$1,271
2011	$5,085
2012	$4,961
2013	$4,670
2014	$3,790
2015	$3,683
6. EQUITY METHOD INVESTMENT
On May 24, 2010, the Company entered into a membership interest purchase agreement to acquire a 10% membership interest in Structural Soft, LLC. Structural Soft, LLC is a developer of software used in the design of residential construction projects. The investment is accounted for using the equity method of accounting, under which the Company’s share of the earnings of the investee is recognized in income as earned and distributions are credited against the investment when received. The Company’s proportionate share in the net assets of Structural Soft, LLC was approximately $127,000 at September 30, 2010.
7. RELATED PARTY TRANSACTIONS
Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. For the three and nine months ended September 30, 2010, the Company incurred expense of $161,000 and $813,000, respectively, for legal services from these firms. The Company incurred $340,000 and $875,000 of expense for legal services from these firms during the three and nine months ended September 30, 2009, respectively. Of the amounts incurred during the nine months ended September 30, 2010, $176,000 related to the sale of the Processed Metal Products business and was recognized as a component of discontinued operations. All other amounts incurred during the 2010 and 2009 periods were expensed as a component of selling, general, and administrative expenses. At September 30, 2010 and December 31, 2009, the Company had $151,000 and $160,000, respectively, recorded in accounts payable for amounts due to these law firms.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the eleven participating lenders which have committed capital under the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As of September 30, 2010 and December 31, 2009, the Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. See Note 8 to the consolidated financial statements for the amounts outstanding on the revolving credit facility as of September 30, 2010 and December 31, 2009.

8. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Revolving credit facility	$—	$50,000
Senior Subordinated 8% Notes recorded net of unamortized discount of $2,110 and $2,350 at September 30, 2010 and December 31, 2009, respectively	201,890	201,650
Other debt	5,224	5,632

Total debt	207,114	257,282
Less current maturities	408	408

Total long-term debt	$206,706	$256,874

Standby letters of credit of $13,699,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of September 30, 2010. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of September 30, 2010, the Company had $104,275,000 of availability under the revolving credit facility.
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
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of September 30, 2010, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Company’s significant domestic subsidiaries have guaranteed the obligations under the Senior Credit Agreement.
On December 8, 2005, the Company issued $204,000,000 of Senior Subordinated 8% Notes (8% Notes), due December 1, 2015, at a discount to yield 8.25%. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. During the three and nine months ended September 30, 2010 and 2009, the Company had an interest rate swap outstanding with a notional amount of $57,500,000, which expires on December 22, 2010. The Company designated its interest rate swap as a cash flow hedge at inception.

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
On February 1, 2010, the Company sold the majority of the assets of the Process Metal Products business as disclosed in Note 13 of the consolidated financial statements. The Company used the proceeds from the sale together with cash generated from operations to repay all remaining variable-rate debt during the three months ended March 31, 2010. Accordingly, all losses previously deferred in accumulated other comprehensive loss related to the interest rate swap were reclassified to interest expense during the three months ended March 31, 2010. Changes in the fair value of the swap continued to be recorded in earnings and will be until the swap expires.
FASB Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging,” requires assets or liabilities to be recognized in the consolidated balance sheet at fair value for all derivative instruments. The determination of the fair value of the interest rate swap is disclosed in Note 12. As of September 30, 2010 and December 31, 2009, the Company recorded liabilities of $688,000 and $2,564,000, respectively, as an accrued expense on the consolidated balance sheets for the interest rate swap.
As noted above, all losses reported as a component of accumulated other comprehensive loss related to the interest rate swap were reclassified into earnings as interest expense during the three months ended March 31, 2010. Additionally, changes in the fair value of the interest rate swap were recorded in current earnings as interest expense or income during the three and nine months ended September 30, 2010.
During the three and nine months ended September 30, 2009, the effective portion of the gain or loss on the interest rate swap was reported as a component of other comprehensive income and reclassified into earnings as interest expense accrued on the applicable variable-rate borrowings. Gains or losses on the interest rate swap representing hedge ineffectiveness were recognized in current earnings as interest expense or income during the three and nine months ended September 30, 2009.
The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Adjustments to interest expense:
Loss reclassified from accumulated other comprehensive income	$—	$490	$1,899	$1,519
Loss from changes in the fair value of the ineffective portion of the interest rate swap	54	755	170	759

Total loss included in interest expense	$54	$1,245	$2,069	$2,278

Adjustments to other comprehensive income:
Realized loss reclassified to interest expense, net of taxes	$—	$311	$302	$954
Unrealized loss reclassified to interest expense, net of taxes	—	—	904	—
Unrealized loss from changes in the fair value of the effective portion of the interest rate swap, net of taxes	—	—	—	(44)

Gain included in other comprehensive income	$—	$311	$1,206	$910

10. EMPLOYEE RETIREMENT AND OTHER POST-RETIREMENT BENEFIT PLANS
The following tables present the components of net periodic pension and other post-retirement benefit costs charged to expense for the three and nine months ended September 30 (in thousands):

	Pension Benefit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$20	$28	$60	$83
Interest cost	42	44	128	132
Amortization of unrecognized prior service cost	29	16	83	50

Net periodic benefit costs	$91	$88	$271	$265

	Other Post-retirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$3	$18	$10	$54
Interest cost	57	64	170	191
Amortization of unrecognized prior service cost	(1)	(5)	(3)	(14)
Loss amortization	4	16	12	49
Curtailment benefit	(3)	—	(8)	—

Net periodic benefit costs Net periodic benefit costs	$60	$93	$181	$280

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

The following table provides the number of restricted stock units (that will convert to shares upon vesting) and non-qualified stock options that were issued during the nine months ended September 30 along with the weighted average grant date fair value of each type of award:

	2010		2009
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
Awards	Awards	Fair Value	Awards	Fair Value
Restricted Stock Units	169,867	$16.80	280,696	$11.92
Restricted Shares	6,000	$12.74	6,000	$7.92
Non-qualified Stock Options	131,000	$4.62	146,850	$5.88
In September 2009, the Company awarded 905,000 performance stock units. As of September 30, 2010, 884,667 of the originally awarded performance stock units remain outstanding after forfeitures and re-issuances. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ending December 31, 2009, 2010, and 2011. The performance stock units earned will be converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and will be paid in January 2012. During the first performance period consisting of the year ended December 31, 2009, participants earned 34% of the targeted 295,000 performance stock units, or 100,300 units.
The cost of the performance stock awards will be accrued over the vesting period which ends December 31, 2011. As of September 30, 2010 and December 31, 2009, the value of the performance stock units accrued was based on a weighted average fair value of $4.15 and $13.73 per unit awarded, respectively. The fair value per unit awarded was estimated using the actual performance stock units earned during the first performance period ended December 31, 2009, an estimate of the number of units expected to be earned during the remaining performance periods ending December 31, 2010 and 2011, and the estimated trailing 90-day closing price of the Company’s stock as of December 31, 2011 discounted to present value. The following table summarizes the compensation expense recognized from the change in fair value and vesting of performance stock units awarded for the three and nine months ended September 30 (in thousands):

	2010	2009
Three months ended September 30	$59	$97
Nine months ended September 30	$42	$97
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
The fair value of restricted stock units held in the MSPP equals the trailing 200-day closing price of the Company’s common stock as of the last day of the period. During the nine months ended September 30, 2010 and 2009, 144,536 and 119,036 restricted stock units, respectively, including the company-match, were credited to participant accounts. At September 30, 2010 and December 31, 2009, the value of the restricted stock units in the MSPP was $12.32 and $10.52 per unit, respectively. At September 30, 2010 and December 31, 2009, 448,497 and 303,961 restricted stock units, including the company-match, were credited to participant accounts including 41,106 and 33,368, respectively, of unvested restricted stock units.

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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(688)	$—	$(688)	$—
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
The Company applied the provisions of Topic 820 during the goodwill impairment tests performed as of March 31, 2009, June 30, 2009, and October 31, 2009. Step one of the goodwill impairment test consists of determining a fair value for each of the Company’s eleven reporting units. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used two valuation techniques to estimate the fair values of its reporting units, using Level 3 inputs. The Company used an income approach consisting of a discounted cash flow model and a market approach consisting of an earnings multiple applied to forecasted earnings. The Company used significant estimates and judgmental factors in both valuation models. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. As a result of the goodwill impairment test performed during the three months ended March 31, 2009, the Company recognized a goodwill impairment charge for one reporting unit to value goodwill at its implied fair value. The fair value measurements of the reporting units under the step one and step two analyses included unobservable inputs defined above that are classified as Level 3 inputs. As of September 30, 2010, the Company concluded that no new indicators of goodwill impairment existed and an interim test was not performed. However, during the first quarter of 2010, the Company recorded a recovery of the intangible asset impairment recognized as a result of the October 31, 2009 goodwill impairment test. See Note 5 of the consolidated financial statements for additional disclosure related to the results of the Company’s 2009 goodwill impairment tests. The Company made no non-recurring fair value measurements during the nine months ended September 30, 2010.
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, long-term debt, and interest rate swaps. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At September 30, 2010, the fair value of outstanding debt was $212,284,000 compared to its carrying value of $207,114,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices.

13. DISCONTINUED OPERATIONS
On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products business. The assets were sold for $29,164,000, net of a working capital adjustment of $936,000. This transaction finalized the Company’s exit from the steel processing business and established the Company solely as a manufacturer and distributor of products for building markets. The Company incurred an after-tax loss of $19,451,000 from the transaction, net of $11,424,000 of tax benefits. In connection with the sale of the assets of the Processed Metal Products business, the Company recorded a contingent liability for an amount due to exit an underfunded multi-employer pension plan. The amount due is expected to be finalized during the fourth quarter of 2010. Accordingly, the liability was established based on our best estimate of the amount due. The Company did not sell certain real estate held by the Processed Metal Products business and the receivables generated from the operation of the business prior to its sale. Subsequent to February 1, 2010, the Company collected these receivables net of uncollectible amounts. As of September 30, 2010, the remaining property, plant, and equipment were classified as assets of discontinued operations on the balance sheet.
During 2007, the Company committed to a plan to dispose of the assets of its bath cabinet manufacturing business. Certain assets of this business have not been disposed of as of September 30, 2010 and the Company continues to incur costs related to those assets.
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
Components of the loss from discontinued operations, including the interest allocated to discontinued operations, for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$—	$34,632	$16,575	$99,389
Operating expenses	(236)	(38,117)	(16,189)	(115,626)
Loss on sale of business	—	—	(30,875)	—
Interest expense allocation	—	(813)	(208)	(2,174)

Loss from discontinued operations before taxes	$(236)	$(4,298)	$(30,697)	$(18,411)

14. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company has focused on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of its facilities and production lines. The Company consolidated six facilities during 2009 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. During 2010, the Company continued to incur exit activity costs for the facilities consolidated in previous years and some other ongoing restructuring activities. Ongoing restructuring activities in 2010 resulted in $774,000 of asset impairment charges for product lines the Company will no longer offer. As of September 30, 2010, the Company expects to incur approximately $300,000 to $400,000 of additional exit activity costs related to contract termination costs and severance costs related to two leased facilities that will be closed during the fourth quarter of 2010. Other than these two facilities, the Company has not identified any other specific facilities to close or consolidate as of September 30, 2010 and, therefore, does not expect to incur any other material exit activity costs for future restructuring activities. However, if future opportunities for cost savings are identified, other facility consolidations and closings will be considered.

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of sales	$436	$1,125	$905	$1,705
Selling, general, and administrative expense	—	695	159	763

Total exit activity costs and asset impairments	$436	$1,820	$1,064	$2,468

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2010	2009
Accrued costs as of January 1	$1,813	$1,121
Exit activity costs recognized	290	2,468
Cash payments	(1,154)	(1,275)

Accrued costs as of September 30	$949	$2,314

15. INCOME TAXES
The following table summarizes the provision for (benefit of) income taxes for continuing operations for the three and nine months ended September 30 and the applicable effective tax rates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(Benefit of) provision for income taxes	$(592)	$3,668	$602	$(7,298)
Effective tax rate	(78.9)%	32.5%	17.6%	39.2%
The Company’s provision for (benefit of) income taxes in interim periods is computed by applying forcasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2010 could be materially different from the forecasted rate used for the nine months ended September 30, 2010.
A change in forecasted earnings caused a significant change in the forecasted annual effective tax rate during the three months ended September 30, 2010. As a result, the Company recognized a tax benefit for continuing operations during the three months ended September 30, 2010 due to the change in the year-to-date provision for income taxes. The provision for income taxes for continuing operations for the nine months ended September 30, 2010 is based on the most recent estimate of the income tax provision forecasted for the full year. Small changes in the Company’s forecasted earnings could have a significant impact on the Company’s effective tax rate for the full year as a result of pre-tax earnings being near break-even, non-deductible permanent items, and certain state taxes.
The provision for income taxes for continuing operations for the three months ended September 30, 2009 resulted in an effective tax rate of 33%. This tax rate was less than the U.S. federal statutory tax rate of 35% due to the impact of non-deductible permanent differences on the then forecasted annual pre-tax loss. The effective tax rate of 39% for the nine months ended September 30, 2009 was higher than the U.S. federal statutory tax rate due to state taxes and the tax benefit of adjustments made to the Company’s reserve for uncertain tax positions.

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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$1,342,000	$7,618,000	$2,814,000	$(11,307,000)
Loss from discontinued operations	(145,000)	(2,706,000)	(19,367,000)	(11,325,000)

Income (loss) available to common stockholders	$1,197,000	$4,912,000	$(16,553,000)	$(22,632,000)

Denominator for basic income (loss) per share:
Weighted average shares outstanding	30,325,114	30,157,572	30,294,630	30,125,746

Denominator for diluted income (loss) per share:
Weighted average shares outstanding	30,325,114	30,157,572	30,294,630	30,125,746
Common stock options and restricted stock	116,695	180,726	147,202	—

Weighted average shares and conversions	30,441,809	30,338,298	30,441,832	30,125,746

For the nine months ended September 30, 2009, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 163,586 shares for the nine months ended September 30, 2009.

17. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) consists of the following for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$1,197	$4,912	$(16,553)	$(22,632)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,151	2,135	(1,064)	6,771
Adjustment to post-retirement health care liability, net of tax	(1)	2	1	17
Adjustment to retirement benefit liability, net of tax	19	—	50	—
Reclassification of unrealized loss on interest rate swaps, net of tax	—	311	1,206	910

Other comprehensive income	4,169	2,448	193	7,698

Total comprehensive income (loss)	$5,366	$7,360	$(16,360)	$(14,934)

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

			Unamortized
	Foreign	Minimum	Post-	Unrealized	Accumulated
	Currency	Pension	Retirement	(Loss) Gain	Other
	Translation	Liability	Health Care	on Interest	Comprehensive
	Adjustment	Adjustment	Costs	Rate Swaps	Loss
Balance at December 31, 2009	$(623)	$(19)	$(382)	$(1,206)	$(2,230)
Current period change	(1,064)	50	1	1,206	193

Balance at September 30, 2010	$(1,687)	$31	$(381)	$—	$(2,037)

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$161,000	$25,165	$(4,104)	$182,061

Cost of sales	—	133,061	22,208	(4,511)	150,758

Gross profit	—	27,939	2,957	407	31,303

Selling, general, and administrative expense	(312)	23,781	2,371	—	25,840

Income from operations	312	4,158	586	407	5,463

Interest expense	(4,343)	(406)	3	—	(4,746)
Equity in partnership’s income and other income	—	24	9	—	33

(Loss) income before taxes	(4,031)	3,776	598	407	750

(Benefit of) provision for income taxes	(1,702)	914	196	—	(592)

(Loss) income from continuing operations	(2,329)	2,862	402	407	1,342

Discontinued operations:
Loss from discontinued operations before taxes	—	(236)	—	—	(236)
Benefit of income taxes	—	(91)	—	—	(91)

Loss from discontinued operations	—	(145)	—	—	(145)

Equity in earnings from subsidiaries	3,119	402	—	(3,521)	—

Net income	$790	$3,119	$402	$(3,114)	$1,197

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$170,168	$23,605	$(3,253)	$190,520

Cost of sales	—	128,136	20,376	(2,709)	145,803

Gross profit	—	42,032	3,229	(544)	44,717

Selling, general, and administrative expense	(137)	24,310	2,264	—	26,437

Income (loss) from operations	137	17,722	965	(544)	18,280

Interest (expense) income	(4,335)	(2,715)	—	—	(7,050)
Equity in partnership’s income and other income	—	56	—	—	56

(Loss) income before taxes	(4,198)	15,063	965	(544)	11,286

(Benefit of) provision for income taxes	(1,637)	4,883	422	—	3,668

(Loss) income from continuing operations	(2,561)	10,180	543	(544)	7,618

Discontinued operations:
Loss from discontinued operations before taxes	—	(4,298)	—	—	(4,298)
Benefit of income taxes	—	(1,592)	—	—	(1,592)

Loss from discontinued operations	—	(2,706)	—	—	(2,706)

Equity in earnings from subsidiaries	8,017	543	—	(8,560)	—

Net income	$5,456	$8,017	$543	$(9,104)	$4,912

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$466,665	$77,976	$(13,281)	$531,360

Cost of sales	—	377,219	67,123	(12,766)	431,576

Gross profit	—	89,446	10,853	(515)	99,784

Selling, general, and administrative expense	201	72,551	7,474	—	80,226
Intangible asset impairment recovery	—	(177)	—	—	(177)

(Loss) income from operations	(201)	17,072	3,379	(515)	19,735

Interest (expense) income	(13,022)	(3,471)	10	—	(16,483)
Equity in partnership’s income and other income	—	149	15	—	164

(Loss) income before taxes	(13,223)	13,750	3,404	(515)	3,416

(Benefit of) provision for income taxes	(5,335)	4,851	1,086	—	602

(Loss) income from continuing operations	(7,888)	8,899	2,318	(515)	2,814

Discontinued operations:
Loss from discontinued operations before taxes	—	(30,697)	—	—	(30,697)
Benefit of income taxes	—	(11,330)	—	—	(11,330)

Loss from discontinued operations	—	(19,367)	—	—	(19,367)

Equity in earnings from subsidiaries	(8,150)	2,318	—	5,832	—

Net (loss) income	$(16,038)	$(8,150)	$2,318	$5,317	$(16,553)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$491,945	$66,372	$(10,656)	$547,661

Cost of sales	—	396,791	59,407	(9,806)	446,392

Gross profit	—	95,154	6,965	(850)	101,269

Selling, general, and administrative expense	(184)	69,854	7,431	—	77,101
Intangible asset impairment	—	25,501	—	—	25,501

Income (loss) from operations	184	(201)	(466)	(850)	(1,333)

Interest (expense) income	(12,994)	(4,448)	7	—	(17,435)
Equity in partnership’s income and other income	—	154	9	—	163

Loss before taxes	(12,810)	(4,495)	(450)	(850)	(18,605)

Benefit of income taxes	(4,983)	(2,285)	(30)	—	(7,298)

Loss from continuing operations	(7,827)	(2,210)	(420)	(850)	(11,307)

Discontinued operations:
Loss from discontinued operations before taxes	—	(18,411)	—	—	(18,411)
Benefit of income taxes	—	(7,086)	—	—	(7,086)

Loss from discontinued operations	—	(11,325)	—	—	(11,325)

Equity in earnings from subsidiaries	(13,955)	(420)	—	14,375	—

Net loss	$(21,782)	$(13,955)	$(420)	$13,525	$(22,632)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$31,770	$16,545	$—	$48,315
Accounts receivable, net	—	80,229	15,993	—	96,222
Intercompany balances	24,793	870	(25,663)	—	—
Inventories	—	77,208	8,022	—	85,230
Other current assets	5,335	11,295	376	—	17,006
Assets of discontinued operations	—	5,307	—	—	5,307

Total current assets	30,128	206,679	15,273	—	252,080

Property, plant, and equipment, net	—	151,206	14,627	—	165,833
Goodwill	—	360,710	32,930	—	393,640
Acquired intangibles	—	67,394	10,747	—	78,141
Investment in partnership	—	127	—	—	127
Other assets	3,793	13,339	1	—	17,133
Investment in subsidiaries	688,085	55,425	—	(743,510)	—

	$722,006	$854,880	$73,578	$(743,510)	$906,954

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$55,779	$9,792	$—	$65,571
Accrued expenses	5,440	34,266	2,970	—	42,676
Current maturities of long-term debt	—	408	—	—	408
Liabilities of discontinued operations	—	4,547	—	—	4,547

Total current liabilities	5,440	95,000	12,762	—	113,202

Long-term debt	201,890	4,816	—	—	206,706
Deferred income taxes	—	47,577	4,975	—	52,552
Other non-current liabilities	—	19,402	416	—	19,818
Shareholders’ equity	514,676	688,085	55,425	(743,510)	514,676

	$722,006	$854,880	$73,578	$(743,510)	$906,954

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities

Net cash (used in) provided by operating activities of continuing operations	$(8,353)	$44,015	$3,992	$—	$39,654
Net cash provided by operating activities of discontinued operations	—	14,774	—	—	14,774

Net cash (used in) provided by operating activities	(8,353)	58,789	3,992	—	54,428

Cash Flows from Investing Activities

Net proceeds from sale of business	—	29,164	—	—	29,164
Net proceeds from sale of property and equipment	—	267	4	—	271
Purchases of investment in partnership	—	(1,000)	—	—	(1,000)
Purchases of property, plant, and equipment	—	(5,994)	(353)	—	(6,347)

Net cash provided by (used in) investing activities of continuing operations	—	22,437	(349)	—	22,088
Net cash used in investing activities of discontinued operations	—	(436)	—	—	(436)

Net cash provided by (used in) investing activities	—	22,001	(349)	—	21,652

Cash Flows from Financing Activities

Long-term debt payments	—	(58,967)	—	—	(58,967)
Proceeds from long-term debt	—	8,559	—	—	8,559
Intercompany financing	9,197	(8,608)	(589)	—	—
Purchase of treasury stock at market prices	(1,114)	—	—	—	(1,114)
Payment of deferred financing fees	—	(164)	—	—	(164)
Excess tax benefit from stock compensation	—	55	—	—	55
Net proceeds from issuance of common stock	270	—	—	—	270

Net cash provided by (used in) financing activities	8,353	(59,125)	(589)	—	(51,361)

Net increase (decrease) in cash and cash equivalents	—	21,665	3,054	—	24,719

Cash and cash equivalents at beginning of year	—	10,105	13,491	—	23,596

Cash and cash equivalents at end of period	$—	$31,770	$16,545	$—	$48,315

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities

Net cash (used in) provided by operating activities of continuing operations	$(8,616)	$87,079	$5,103	$—	$83,566
Net cash provided by operating activities of discontinued operations	—	28,026	—	—	28,026

Net cash (used in) provided by operating activities	(8,616)	115,105	5,103	—	111,592

Cash Flows from Investing Activities

Additional consideration for acquisitions	—	(4,354)	—	—	(4,354)
Purchases of property, plant, and equipment	—	(6,663)	(780)	—	(7,443)
Net proceeds from sale of property and equipment	—	240	29	—	269

Net cash used in investing activities of continuing operations	—	(10,777)	(751)	—	(11,528)
Net cash used in investing activities of discontinued operations	—	(629)	—	—	(629)

Net cash used in investing activities	—	(11,406)	(751)	—	(12,157)

Cash Flows from Financing Activities

Long-term debt reduction	—	(122,172)	—	—	(122,172)
Proceeds from long-term debt	—	30,948	—	—	30,948
Intercompany financing	10,742	(7,891)	(2,851)	—	—
Payment of deferred financing fees	—	(2,292)	—	—	(2,292)
Payment of dividends	(1,499)	—	—	—	(1,499)
Purchase of treasure stock at market prices	(627)	—	—	—	(627)

Net cash provided by (used in) financing activities	8,616	(101,407)	(2,851)	—	(95,642)

Net increase (decrease) in cash and cash equivalents	—	2,292	1,501	—	3,793

Cash and cash equivalents at beginning of year	—	1,781	9,527	—	11,308

Cash and cash equivalents at end of period	$—	$4,073	$11,028	$—	$15,101

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information set forth herein, other than historical statements, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based, in whole or in part, on current expectations, estimates, forecasts, and projections about the Company’s business, and management’s beliefs about future operations, results, and financial position. These statements are not guarantees of future performance and are subject to a number of risk factors, uncertainties, and assumptions. Risk factors that could affect these statements include, but are not limited to, the following: the availability of raw materials and the effects of changing raw material prices on the Company’s results of operations; energy prices and usage; changing demand for the Company’s products and services; changes in the liquidity of the capital and credit markets; risks associated with the integration of acquisitions; and changes in interest or tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.
Overview
Gibraltar is a leading manufacturer and distributor of products for building markets. Our products provide structural and architectural enhancements for residential homes, and to a lesser extent, to low-rise retail, other commercial and professional buildings, and a wide-variety of other building structures. These products include structural connectors, grating and expanded metal products, ventilation products, mailboxes, metal roofing and accessories, rain-carrying systems, trims, flashings, and drywall corner bead. We serve customers throughout North America and Europe. We operate 48 facilities in 22 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers.
Our strategy is to position Gibraltar as the low-cost provider and market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of our products. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international building markets to strengthen our product leadership positions.
On February 1, 2010, Gibraltar completed the sale of the majority of the assets of the Processed Metal Products business. The completion of this transaction finalized our exit from the steel processing business. This strategic initiative began in 2005 and included the sale of the steel strapping business in 2006, the 2007 sale of the Hubbell Steel business, and the 2008 sale of the SCM powdered metal business. This transition is an ongoing part of our objective to build a company with optimal operating characteristics and improve shareholder value. We now are solely focused on the manufacture and distribution of building products where the Company has historically generated its highest operating margins.
The economic turmoil impacting the United States and the rest of the world continued to negatively impact the key end markets we served during the three and nine months ended September 30, 2010 and 2009. Consequently, our sales volume for these periods was below historical levels. Despite the continued downturn in building markets, we generated positive earnings during the first nine months of 2010 as a result of the costs we have removed from our business.

As noted above, we have taken a number of steps to position the Company as a low-cost provider of our products. Our focus has been on achieving operational excellence through lean initiatives and the consolidation of facilities. We closed or consolidated six facilities during 2009 after closing and consolidating numerous others in 2007 and 2008. In response to the negative impact of the significant economic downturn which began in the fourth quarter of 2008, we have continued to aggressively reduce costs throughout the Company to adjust to decreased sales volumes and maximize cash flows generated from operating activities. As a result, we believe our break-even point has decreased significantly from 2008.
During the nine months ended September 30, 2010, we made net payments of $50 million on debt outstanding under our revolving credit facility provided by the Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As a result of these repayments, we do not have any amounts outstanding under our revolving credit facility and the amount available under this facility increased by $35 million from December 31, 2009 to $104 million as of September 30, 2010. The significant positive cash flows generated from continuing operations during the past two years and from the sale of the Processed Metal Products business allowed us to make significant repayments on our long-term debt since December 31, 2008. During this period we have decreased our outstanding debt by $149 million from $356 million as of December 31, 2008 to $207 million as of September 30, 2010, a 42% decrease. Additionally, the Company has increased its cash on hand to $48 million as of September 30, 2010 from $24 million as of December 31, 2009.
Results of Operations
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended September 30 (in thousands):

	2010		2009
Net sales	$182,061	100.0%	$190,520	100.0%
Cost of sales	150,758	82.8	145,803	76.5

Gross profit	31,303	17.2	44,717	23.5
Selling, general, and administrative expense	25,840	14.2	26,437	13.9

Income from operations	5,463	3.0	18,280	9.6
Interest expense	(4,746)	(2.6)	(7,050)	(3.7)
Equity in partnership’s income (1)	33	0.0	56	0.0

Income before taxes	750	0.4	11,286	5.9
(Benefit of) provision for income taxes	(592)	(0.3)	3,668	1.9

Income from continuing operations	1,342	0.7	7,618	4.0
Discontinued operations, net of taxes (2)	(145)	0.0	(2,706)	(1.4)

Net income	$1,197	0.7%	$4,912	2.6%

(1)	Equity in partnership’s income represents our proportional interest in the income of our May 2010 investment in a software company and our steel pickling joint venture which was sold in February 2010 as well as other income.

(2)	Discontinued operations represent the loss, net of income taxes, attributable to our processed metal products and bath cabinet manufacturing businesses which we sold in February 2010 and August 2007, respectively.
Net sales decreased by $8.4 million, or 4.4%, to $182.1 million for the three months ended September 30, 2010 from net sales of $190.5 million for the three months ended September 30, 2009. The decrease in net sales from the prior year was the net result of a 7.0% decrease in volume partially offset by a 2.6% increase in pricing offered to customers. The lower volume was primarily due to the slow recovery in the economy which did not generate an increase in the demand for our products used in the building markets. As previously noted, the economic downturn continues to have a negative impact on the residential and commercial construction markets and demand for our products remains low compared to historical levels. The higher selling prices were primarily a result of increased commodity costs for steel, aluminum, and resins.

Our gross margin also decreased to 17.2% for the three months ended September 30, 2010 from 23.5% for the three months ended September 30, 2009. The decrease in gross margin from the prior year was attributable to a less-favorable alignment of material costs to customer selling prices during the current year compared to the previous year. During the third quarter of 2010, raw material costs declined from earlier in the year and we experienced increased competitive pressures on pricing. These factors led to a decline in gross margins as we sold inventory purchased at higher costs during the previous quarter. In contrast, reduced raw material costs experienced in the first half of 2009 allowed us to significantly improve gross margins during the three months ended September 30, 2009. The impact of material cost fluctuations experienced during the third quarter of 2010 compared to the prior year offset the cost reduction initiatives we implemented over the past two years to align our cost structure to a lower level of sales volume. We continue to implement lean manufacturing initiatives to further reduce our costs and improve efficiencies. We believe these cost cutting measures will lead to much improved gross margins in future periods when the economy recovers and our sales volume increases.
Selling, general, and administrative expenses decreased by $0.6 million, or 2.3%, to $25.8 million for the three months ended September 30, 2010 from $26.4 million for the three months ended September 30, 2009. The $0.6 million decrease was primarily the result of a $0.7 million decrease in the amount of restructuring charges recognized during the third quarter of 2010 compared to the prior year along with initiatives put in place to reduce costs. These cost reductions were partially offset by a $0.3 million increase in depreciation related to new enterprise resource planning systems implemented during 2009 and 2010.
Interest expense decreased $2.3 million to $4.7 million for the three months ended September 30, 2010 from $7.0 million for the three months ended September 30, 2009. During the third quarter of 2009, we recognized $1.2 million of interest expense to write off deferred financing costs as a result of amending our Senior Credit Agreement. Additionally, we repaid all of our variable-rate debt in February 2010 which decreased the amount of interest paid during the third quarter of 2010 compared to the prior year. We have reduced debt outstanding by $58.3 million, or 22.0%, to $207.1 million as of September 30, 2010 from $265.4 million as of September 30, 2009 through debt repayments.
We recognized a benefit of income taxes for the three months ended September 30, 2010 of $0.6 million compared with a provision for income taxes of $3.7 million, an effective rate of 32.5% for the same period in 2009. A change in forecasted earnings caused a significant change in the forecasted annual effective tax rate during the three months ended September 30, 2010. As a result, we recognized a tax benefit during the three months ended September 30, 2010 due to the change in the year-to-date provision for income taxes. Small changes in our forecasted earnings could have a significant impact on our effective tax rate for the full year as a result of our pre-tax earnings approximating break-even, non-deductible permanent items, and certain state taxes. The effective tax rate for the three months ended September 30, 2009 was less than the U.S. federal statutory tax rate of 35% due to the impact of non-deductible permanent differences on the forecasted annual pre-tax loss.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
The following table sets forth selected results of operations data and its percentage of net sales for the nine months ended September 30 (in thousands):

	2010		2009
Net sales	$531,360	100.0%	$547,661	100.0%
Cost of sales	431,576	81.2	446,392	81.5

Gross profit	99,784	18.8	101,269	18.5
Selling, general, and administrative expense	80,226	15.1	77,101	14.1
Intangible asset impairment (recovery)	(177)	(0.0)	25,501	4.6

Income (loss) from operations	19,735	3.7	(1,333)	(0.2)
Interest expense	(16,483)	(3.1)	(17,435)	(3.2)
Equity in partnership’s income (1)	164	0.0	163	0.0

Income (loss) before taxes	3,416	0.6	(18,605)	(3.4)
Provision for (benefit from) income taxes	602	0.1	(7,298)	(1.3)

Income (loss) from continuing operations	2,814	0.5	(11,307)	(2.1)
Discontinued operations, net of taxes (2)	(19,367)	(3.6)	(11,325)	(2.0)

Net loss	$(16,553)	(3.1)%	$(22,632)	(4.1)%

(1)	Equity in partnership’s income represents our proportional interest in the income of our May 2010 investment in a software company and our steel pickling joint venture which was sold in February 2010 as well as other income.

(2)	Discontinued operations represent the loss, net of income taxes, attributable to our processed metal products and bath cabinet manufacturing businesses which we sold in February 2010 and August 2007, respectively.
Net sales decreased by $16.3 million, or 3.0%, to $531.4 million for the nine months ended September 30, 2010 from net sales of $547.7 million for the nine months ended September 30, 2009. The decrease in sales from the prior year was primarily the net result of a 3.7% decrease in unit volume partially offset by a 0.7% increase in pricing offered to customers. Sales volume decreased during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to inclement weather during the first quarter of 2010 experienced by the majority of the U.S. markets we serve and the slow recovery in the economy which did not generate an increase in the demand for our products used in the building markets. As previously noted, the economic downturn continues to have a negative impact on the residential and commercial construction markets and demand for our products remain low compared to historical levels. The small increase in pricing was aligned to fluctuations in commodity costs for steel, aluminum, and resins.
Despite the decrease in net sales during the first nine months of 2010 from the comparable period in the prior year, gross margin increased to 18.8% for the nine months ended September 30, 2010 from 18.5% for the nine months ended September 30, 2009. The increase in gross margin was a direct result of cost reduction initiatives we put in place during 2009 and 2010. The commodity markets for our raw materials, which principally include steel, aluminum, and resins, experienced a precipitous decline in costs during the first half of 2009 and then have generally risen during the second half of 2009 and throughout the first six months of 2010. As a result, our prices have been consistently aligned to our costs during the nine months ended September 30, 2010 which contributed to similar gross margins throughout the year. During 2009, the significant decline in commodity prices led to lower gross margins in the first six months of the year and a significant improvement during the third quarter of 2009.
Selling, general, and administrative expenses increased by $3.1 million, or 4.0%, to $80.2 million for the nine months ended September 30, 2010 from $77.1 million for the nine months ended September 30, 2009. The $3.1 million increase was primarily the net result of a $4.0 million increase in variable incentive compensation as a result of improved working capital management plus the effect of the Company’s appreciating stock price on vested stock-based awards in 2010 compared to 2009 along with a $0.6 million increase in depreciation expense related to new enterprise resource planning systems. This was partially offset by a $1.0 million reduction in bad debt expense and other cost reductions. We implemented a number of cost reduction initiatives during the past two years that included restructuring the business and staff reductions.

During the nine months ended September 30, 2010, we recorded a $0.2 million intangible asset impairment recovery to reconcile the preliminary impairment charge recorded during the fourth quarter of 2009 to its final amount, leading to an increase in income from operations for this period. We recorded a $25.5 million intangible asset impairment charge during the nine months ended September 30, 2009 as a result of a decrease in our long-term projection of revenue and cash flow to be generated by one of our reporting units.
Interest expense decreased $0.9 million to $16.5 million for the nine months ended September 30, 2010 from $17.4 million for the nine months ended September 30, 2009. We repaid all of our variable-rate debt during the nine months ended September 30, 2010 which decreased the amount of interest paid during the first nine months of 2010 compared to the prior year. We have reduced debt outstanding by $58.3 million, or 22.0%, to $207.1 million as of September 30, 2010 from $265.4 million as of September 30, 2009 through debt repayments. Additionally, during the nine months ended September 30, 2009, we recognized $1.2 million of interest expense to write off deferred financing costs as a result of amending our Senior Credit Agreement. However, these decreases in interest were offset by a $0.4 million increase in the amount of interest expense recognized from reclassifying the remaining amounts deferred in accumulated other comprehensive income related to our interest rate swap. As a result of repaying all of our variable rate debt, the losses previously deferred within accumulated other comprehensive income were all recognized in earnings during the nine months ended September 30, 2010.
The provision for income taxes for the nine months ended September 30, 2010 was $0.6 million, an effective tax rate of 17.6%, compared with a benefit from income taxes of $7.3 million, an effective rate of 39.2% for the same period in 2009. A change in forecasted earnings caused a significant change in the forecasted annual effective tax rate during the three months ended September 30, 2010. The provision for income taxes for the nine months ended September 30, 2010 reflects the most recent estimate of the income tax provision forecasted for the full year. Small changes in our forecasted earnings could have a significant impact on our effective tax rate for the full year as a result of our pre-tax earnings approximating break-even, non-deductible permanent items, and certain state taxes. The effective tax rate for the nine months ended September 30, 2009 was higher than the U.S. federal statutory tax rate due to state taxes and the tax benefit of adjustments made to the Company’s reserve for uncertain tax positions partially offset by the impact of non-deductible permanent differences.
Outlook
After an expected seasonally-slow start to 2010, we experienced improving order levels in March and April and expected stronger results in the seasonally-strong second and third quarters of 2010. However, the expiration of the federal tax credit for first-time homebuyers, high unemployment, weakening consumer confidence, and other factors negatively affecting the housing market have lowered order levels since May of this year. Looking ahead to the fourth quarter, which is historically our slowest period, we anticipate the normal seasonal slowing of our business coupled with an uncertain economic outlook as a result of the conditions described above. Over the long-term, we believe that the fundamentals of the building markets are positive and believe that the aggressive actions taken to streamline and improve the efficiency of our business have reduced our break-even point and positioned the Company to generate marked improvements in profitability when economic and market conditions return to historical levels.

Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our businesses and their facilities, and to fund acquisitions. During the next twelve months, with the uncertainty in the general economy and related effects on building markets, we will continue to focus on maintaining adequate liquidity to meet our principal capital requirements. As noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q, we have been successful in generating positive cash flows from our operating activities to fund our capital requirements during the past two years. In the future, we expect to continue our aggressive cost reduction initiatives and sustain strong working capital management to continue to generate positive cash flow.
As of September 30, 2010, our liquidity of $152.6 million consisted of $48.3 million of cash and $104.3 million of availability under our revolving credit facility. We believe that the availability of funds under the Senior Credit Agreement together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to purchase and fund capital improvements to their businesses and facilities. As of September 30, 2010, our foreign subsidiaries held $16.5 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet their future obligations and allows the foreign business units to reinvest in their operations and could eventually be used to grow our business internationally through additional acquisitions.
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
These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets further deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels or sources of financing are not available or available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30 (in thousands):

	2010	2009
Cash provided by (used in):
Operating activities of continuing operations	$39,654	$83,566
Investing activities of continuing operations	22,088	(11,528)
Financing activities of continuing operations	(51,361)	(95,642)
Discontinued operations	14,338	27,397

Net increase in cash and cash equivalents	$24,719	$3,793

During the nine months ended September 30, 2010, the Company’s operating cash flows from continuing operations totaled $39.7 million and was primarily the result of net income from continuing operations of $2.8 million, non-cash charges including depreciation, amortization, and stock compensation of $28.3 million, and $8.4 million of cash generated from a net decrease in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2009 was $83.6 million and was primarily the result of a net decrease in assets and liabilities of $51.2 million, depreciation and amortization of $19.5 million, and a non-cash goodwill impairment charge of $25.5 million offset by a net loss from continuing operations of $11.3 million and a $10.7 million adjustment to the provision for deferred income taxes related to the impairment charge.
During the nine months ended September 30, 2010, the Company decreased its working capital along with other long-term assets and liabilities from December 31, 2009 resulting in $8.4 million of cash flow. Cash flows generated from the decrease in working capital and other net assets were primarily a result of an increase in accounts payable and accrued liabilities of $26.0 million and a decrease in other assets of $7.3 million offset by an increase in accounts receivable of $24.8 million. The increases in accounts payable and accounts receivable were a result of increased manufacturing activity and sales volume during the last month of the third quarter as compared to the last month of the fourth quarter. The increased manufacturing activity and sales volume were a direct result of the seasonality that impacts our business. Inventory levels did not increase significantly from December 31, 2009 to September 30, 2010 despite increased manufacturing activity to support increased demand for our products due to the seasonality described above. We were able to keep inventory levels low through our continued focus on lean initiatives and inventory management which have led to an increase in inventory turnover during 2010 compared to the previous year. The accrued liabilities account increased from December 31, 2010 as a result of increased accruals for incentive compensation and deferred compensation plans. In addition, the other asset balance has decreased from December 31, 2009 as a result of receiving a tax refund related to a tax loss generated during 2009.
Net cash provided by investing activities of continuing operations for the nine months ended September 30, 2010 was $22.1 million consisting of $29.2 million of cash flow generated from the sale of our Processed Metal Products business offset by capital expenditures of $6.3 million and a $1.0 million investment in a software company. Cash used in investing activities during the nine months ended September 30, 2009 of $11.5 million consisted of capital expenditures of $7.4 million and $4.4 million of additional consideration paid for a previous acquisition offset by proceeds from the sale of property, plant, and equipment.
Net cash used in financing activities from continuing operations for the nine months ended September 30, 2010 was $51.4 million, consisting primarily of $50.4 million of net payments on long-term debt and payments of tax withholdings for stock issued to employees from the vesting of restricted stock units. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2009 was $95.6 million, consisting primarily of net payments of $91.2 million on long-term debt, payments of $2.3 million for deferred financing costs, and dividend payments of $1.5 million. Payments of long-term debt made during 2010 and 2009 were the result of cash flows generated from operations and the sale of the Processed Metal Products business offset by other investing activities. We have made net payments on long-term debt outstanding in the amount of $149.3 million since December 31, 2008.

Senior Credit Agreement and Senior Subordinated Notes
Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement also provided a term loan originally aggregating $58.7 million which was subsequently repaid in full during 2009. The revolving credit facility is committed through August 30, 2012. Borrowings on the revolving credit facility bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50% plus 3.25%, or at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. As of September 30, 2010, we had $104.3 million of availability under the revolving credit facility.
During the nine months ended September 30, 2010, we made net payments of $50.0 million on the revolving credit facility and have not had any borrowings under the Senior Credit Agreement since May 3, 2010. We had outstanding letters of credit of $13.7 million as of September 30, 2010.
The Company’s $204.0 million of Senior Subordinated 8% Notes (8% Notes) were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. After December 1, 2010, the 8% Notes are redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. As of September 30, 2010, we had $201.9 million, net of discount, of our 8% Notes outstanding.
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
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio (as defined in the Senior Credit Agreement) of 1.25 to 1.00 at the end of each quarter. As of September 30, 2010, the Company was in compliance with the minimum fixed charge coverage ratio covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Senior Subordinated 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio.
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
There have been no changes in our critical accounting policies in the current year. However, we are providing enhanced disclosures regarding our critical accounting policy for the valuation of goodwill and other long-lived assets below in response to recent comment letters received from the SEC.
Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing
Our goodwill and indefinite-lived intangible asset balances of $393.6 million and $40.6 million as of September 30, 2010, respectively, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of significant portion of a reporting unit.
During 2010, we concluded that no new indicators of impairment existed at interim dates and did not perform any interim impairment tests related to goodwill and indefinite-lived intangible assets. We will test goodwill and other indefinite-lived intangible assets for impairment during the fourth quarter of 2010 at the annual test date. The most recent impairment analysis was completed as of October 31, 2009. As a result of the October 31, 2009 impairment test, the Company recognized an intangible asset impairment charge of $34.6 million for the three months ended December 31, 2009 and recognized $60.1 million of intangible asset impairment charges for the year ended December 31, 2009. Goodwill and other indefinite-lived assets were tested for impairment at two interim dates during 2009: March 31 and June 30.
We test goodwill for impairment at the reporting unit level. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. As of the October 31, 2009 impairment test, we identified 11 reporting units with goodwill.
The goodwill impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the implied fair value of goodwill is compared to the carrying amount of goodwill. An impairment loss is recognized for the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill.

The following table sets forth the amount of goodwill allocated to each reporting unit tested for goodwill impairment prior to any impairment charges, the percentage by which the estimated fair value of each reporting unit exceeded its carrying value, any impairment losses recognized, and the remaining goodwill allocated to each reporting unit after any impairment charges as of the October 31, 2009 goodwill impairment test (in thousands):

		Percentage By
	Goodwill Allocated	Which Estimated		Goodwill Allocated
	To Reporting Unit	Fair Value	Goodwill	To Reporting Unit
Reporting	Before Impairment	Exceeds Carrying	Impairment	After Impairment
Unit	Charges	Value	Charges	Charges
#1	$120,621	12%	$—	$120,621
#2	111,499	20%	—	111,499
#3	49,277	N/A	(16,980)	32,297
#4	26,912	24%	—	26,912
#5	26,738	27%	—	26,738
#6	22,631	N/A	(11,882)	10,749
#7	22,197	21%	—	22,197
#8	19,569	11%	—	19,569
#9	18,261	4%	—	18,261
#10	4,468	N/A	(4,468)	—
#11	3,589	14%	—	3,589

Total	$425,762		$(33,330)	$392,432

The Company’s October 31, 2009 impairment analysis included significant assumptions in both steps one and two of the impairment test. To estimate the fair value of the reporting units as a part of step one of the impairment test, the Company used two valuation techniques: an income approach and a market approach. The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted average cost of capital (WACC) used to discount future cash flows. The market approach consisted of applying an Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiple to the forecasted EBITDA to be generated in 2009 and 2010. The market approach also relied on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts and the EBITDA multiple selected from an analysis of peer companies.

The following table sets forth the compound annual revenue growth rate for the five-year period used to forecast cash flows and the average operating margin for the forecasted periods compared to actual operating margins generated over the long-term which we estimated to be the five-year and ten-month period ended October 31, 2009:

			Actual Operating
	Compound Annual		Margins For The Period
	Revenue Growth Rate		Between January 1,
Reporting	For Forecasted Annual	Operating Margin For	2004 and October 31,
Unit	Periods	Forecasted Periods	2009 (1)
#1	11%	11%	12	%(2)
#2	4%	20%	21%
#3	18%	16%	12	%(2)
#4	15%	10%	13%
#5	4%	13%	13%
#6	11%	13%	4	%(2)
#7	9%	10%	8	%(2)
#8	7%	10%	9%
#9	12%	9%	5	%(3)
#10	6%	7%	3	%(4)
#11	3%	6%	4	%(5)

(1)	Operating margins presented exclude restructuring charges incurred by each reporting unit.

(2)	The operating margins presented for reporting units #1, #3, #6, and #7 only include operating results generated since the date the reporting units were acquired in 2005, 2007, 2007, and 2006, respectively.

(3)	This reporting unit made an incremental acquisition in 2007 including a product line with significantly higher margins than the existing product lines it offers. As a result, we believe forecasted operating margins will exceed prior results.

(4)	All goodwill allocated to this reporting unit was impaired as a result of the October 31, 2009 goodwill impairment test.

(5)	This reporting unit’s operations were restructured in 2007. The reporting unit has since generated operating margins over 8%.
We analyzed third-party forecasts of housing starts and other macroeconomic indicators that impact the Company’s reporting units to provide a reasonable estimate of revenue growth in future periods. Our analysis of third-party forecasts noted that housing starts were projected to grow at a compound annual growth rate of 24% from 2009 to 2014. Therefore, we considered these forecasts in developing each reporting unit’s growth rates over the next five years depending on the level of correlation between housing starts and net sales for each reporting unit. The correlation between housing starts and net sales was based on an analysis of historical housing starts and our historical revenue. We concluded that this approach provided a reasonable estimate of long-term revenue growth and cash flows for our reporting units.
The operating margins we used to estimate future cash flows were consistent with long-term margins generated by the reporting units while they have been owned and operated by the Company as shown in the table above. The reporting units where forecasted operating margins exceed long-term operating margins generated by the reporting unit were for reporting units that were recently acquired and, therefore, the long-term operating margins were more significantly impacted by the economic turmoil that began in the fourth quarter of 2008. Additionally, the Company took strategic actions to consolidate facilities, reduce costs, and restructure these business units to become more profitable as the economy recovers. These actions led to increased costs and lower operating margins in the short term. Based on our understanding of these reporting units and the actions taken by management to restructure the businesses for improved growth and profitability, we concluded that the long-term cash flows forecasted for all of the Company’s reporting units were reasonable.

Net sales and operating margins for the short period subsequent to the October 31, 2009 goodwill impairment test have continued to lag behind historic averages for each of the reporting units as a result of seasonality which negatively impacts our sales volume during winter months and macroeconomic factors. Housing starts and other economic activity indicators have not met third-party forecasts as the economy has not recovered as strongly as expected during the end of 2009 and into 2010. However, projections for housing starts have not changed significantly in the longer term as the most recent third-party forecasts we received show housing starts projections to grow at a compound annual growth rate of 24% from 2009 to 2014. As a result, we do not believe the operating results subsequent to October 31, 2009, our goodwill impairment test date, would lead us to significantly change the assumptions used in the discounted cash flow model.
In addition to revenue growth and operating margin forecasts, the discounted cash flow model used to estimate the fair value of each reporting unit also uses assumptions for the amount of working capital needed to support each business unit. We forecasted modest improvement in working capital management for future periods at each reporting unit based on past performance. The Company experienced a significant reduction in days of working capital from 96 days for the year ended December 31, 2007 to 76 days for the year ended December 31, 2009 and has further reduced days of working capital during 2010. We have been able to significantly improve our working capital management through lean initiatives, efficiency improvements, and facility consolidations. We believe continued improvement in our ability to manage working capital will allow us to increase the cash flow generated from each reporting unit.
The terminal value of each reporting unit was based on the last year of forecasted cash flows in our discounted cash flow model. We made an assumption that cash flows would grow 3% each year thereafter based on our approximation of gross domestic product growth in the North American and European markets served by the Company. This assumption was based on a third-party forecast of future economic growth over the long-term and it has not changed significantly from the October 31, 2009 goodwill impairment test date.
The discounted cash flow model uses the WACC to discount cash flows in the forecasted period and to discount the terminal value to present value. To determine the WACC, we used a standard valuation method, the capital asset pricing model, based on readily available and current market data of peer companies considered market participants. Acknowledging the risk inherent in the reporting units’ ability to achieve the long-term forecasted cash flows, in applying the income approach we increased the WACC of each reporting unit based upon each reporting unit’s past operating performance and their relative ability to achieve the forecasted cash flows. As a result of these analyses, we assigned a WACC between 12.2% and 12.9% for each reporting unit.
The EBITDA multiple used in the market approach to determine the fair value of each reporting unit was applied to the forecasted EBITDA to be generated during 2009 and 2010. The market approach relies on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts and the EBITDA multiple selected from an analysis of peer companies considered market participants. The revenue growth rates and profit margins used in the market approach were the same projections used in the discounted cash flows model as described above. The EBITDA multiples were established by analyzing each peer companies’ total invested capital in proportion to EBITDA derived from each peer companies’ most recently reported earnings. Similar to the WACC analysis, we assessed the risk of each reporting unit achieving its forecasts with consideration given to how each reporting unit has performed historically compared to forecasts. As a result of these analyses, we assigned an EBITDA multiple between 4.6 and 6.0 for 2009 EBITDA forecasts and 6.0 and 7.5 for 2010 EBITDA forecasts.

As noted above, we used two valuation techniques that are commonly accepted in the valuation community to estimate a fair value for each reporting unit. The estimated fair value for each reporting unit was calculated using a weighted average between the calculated amounts determined under the income approach and the market approach. We weighted the income approach more heavily (67%) as the technique uses a long-term approach that considers the expected operating profit of each reporting unit during periods where housing starts and other macroeconomic indicators are nearer historical averages. The market approach (33%) values the reporting units using 2009 and 2010 EBITDA values which were forecasted using estimated housing starts of 576,000 and 900,000, respectively. Housing starts have historically approximated 1.5 million each year. We believe the income approach considers the expected recovery in the residential building market better than the market approach. Therefore, we concluded that the income approach more accurately estimated the fair value of the reporting units as it considers earnings potential during a longer term and does not use the short-term perspective used by the market approach. Accordingly, we concluded that the market participants who execute transactions to sell or buy a business in the current economic environment would place greater emphasis on the income approach.
The following table sets forth the Company’s estimated fair value and carrying value for each reporting unit as of October 31, 2009 (in thousands):

Reporting	Estimated Fair	Carrying Value After
Unit	Value	Impairment Charges
#1	$247,382	$221,759
#2	125,711	104,792
#3	83,979	82,968
#4	57,239	46,194
#5	58,861	46,254
#6	75,958	71,070
#7	51,479	42,657
#8	19,137	17,224
#9	32,249	30,968
#10	10,906	11,536
#11	12,729	11,154
Others	(97,704)	91,680

Total	$677,926	$778,256

Net Debt		$245,384
Equity (Net Book Value)		532,872

		$778,256

The “Others” category includes reporting units without goodwill allocated to them and unallocated corporate cash out flows. The estimated fair value of these other reporting units is negative as a result of including the present value of the unallocated corporate cash out flows. Unallocated corporate cash out flows include executive compensation and other administrative costs. The Company has grown substantially through acquisitions and our strategy is to allow business unit management to operate the business units autonomous of corporate management. For example, each business unit has its own accounting, marketing, purchasing, information technology, and executive functions. As a result, we believe a market participant would not consider unallocated corporate cash flows when valuing each reporting unit and these cash flows have been properly excluded from the valuation of the reporting units.

Step two of the impairment analysis involved estimating the implied fair value of goodwill by allocating the fair value of each reporting unit to its assets and liabilities other than goodwill and comparing the implied fair value of goodwill to its carrying value. The step two analyses relied on a number of significant assumptions to determine the fair value of inventory; property, plant, and equipment; and intangible assets for each reporting unit. The significant assumptions used in the determination of the fair value of inventory included the determination of the market value of raw materials, the estimated costs to complete work-in-process inventory, and the estimated selling prices for finished goods inventories. The assumptions we employed in determining the fair values of these inventory components were based primarily on historical gross margins and selling costs generated by the reporting units and we believe this to be a reasonable basis for estimating the fair value of inventories as of the impairment test date. The fair value of property, plant, and equipment was determined using standard valuation methodologies including market and cost approaches. These valuations were based on market data gathered for similar assets sold in the markets in which the reporting units’ property, plant, and equipment are located and based on the highest and best use from a market participant perspective. Third-party appraisals were commissioned where appropriate to assist in estimating the fair value of the reporting units’ property, plant, and equipment. The overall condition and age of the assets, current replacement cost, current market demand for the assets, and other factors were considered in the determination of the fair value of the assets. The fair value of intangible assets was also determined using standard valuation methodologies including the “relief-from-royalty” method and “excess earnings” method. These methods primarily employed the use of future cash flows to determine the fair value of the applicable intangible assets. The future cash flows used to determine the fair vales of these intangible assets were derived from step one of the goodwill impairment analysis as described above. The discount rate used in the valuation of intangible assets was derived from the WACC used in step one of the goodwill impairment analysis. Based on the analysis described above, we concluded the assumptions underlying step two of our impairment analysis were reasonable and appropriate.
In addition to the analyses described above, we performed a reconciliation of the total estimated fair values of the reporting units to our market capitalization as of October 31, 2009 to support the reasonableness of the fair value estimates used in our October 31, 2009 impairment analysis. The following calculation provides this reconciliation and the resulting control premium determined as of our October 31, 2009 impairment analysis (in thousands):

	Fair Value Per The
	October 31, 2009	Estimated Market
	Impairment Analysis	Capitalization
Estimated Fair Value of Reporting Units	$677,926
Less: Net Debt as of October 31, 2009	(245,384)

Shares Outstanding as of October 31, 2009		30,140
Average Stock Price from October 26, 2009 to November 9, 2009		$12.36

Value of Equity	$432,542	$372,530

Control Premium			16%

Despite the difference between our net book value and the estimated fair value of equity, all reporting units with goodwill had fair values in excess of their carrying value. The difference between our net book value and the estimated fair value of equity is the result of the negative future cash flows associated with our unallocated corporate net assets net of reporting units without goodwill allocated to them described above. Although the Company’s book value of equity exceeds its market capitalization, we deemed the control premium as of the October 31, 2009 impairment analysis to be reasonable based upon recent comparable transactions to acquire the control of similar businesses in our industry. Accordingly, we concluded the estimated fair value of each reporting unit was reasonably estimated.

We test our intangible assets for impairment by comparing the fair value of the indefinite-lived intangible asset, determined using a discounted cash flow model, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. We recognized impairment charges for indefinite-lived intangible assets as a result of our October 31, 2009 impairment test. No impairment of our indefinite-lived intangible assets was recognized during the three and nine months ended September 30, 2010.
Related Party Transactions
Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., are partners in law firms that provide legal services to the Company. For the three and nine months ended September 30, 2010, the Company incurred expense of $161,000 and $813,000, respectively, for legal services from these firms. The Company incurred $340,000 and $875,000 of expense for legal services from these firms during the three and nine months ended September 30, 2009, respectively. Of the amounts incurred during the nine months ended September 30, 2010, $176,000 related to the sale of the Processed Metal Products business and was recognized as a component of discontinued operations. All other amounts incurred during the 2010 and 2009 periods were expensed as a component of selling, general, and administrative expenses. At September 30, 2010 and December 31, 2009, the Company had $151,000 and $160,000, respectively, recorded in accounts payable for amounts due to these law firms.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the eleven participating lenders which have committed capital to our $200 million revolving credit facility in the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). All amounts outstanding under the revolving credit facility were repaid in full as of September 30, 2010. At December 31, 2009, $50,000,000 was outstanding on the revolving credit facility. During 2010, the largest aggregate amount of principal outstanding under the revolving credit facility was $50,000,000. The aggregate amount of principal and interest paid during the nine months ended September 30, 2010 was $58,559,000 and $317,000, respectively, for amounts outstanding under the revolving credit facility.
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

In July 2010, the FASB issued Update 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” Update 2010-20 requires additional disclosure to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Update 2010-20 affects all entities with financing receivables, excluding short-term trade accounts receivables or receivables measures at fair value or lower of cost or fair value. The Company is required to adopt all of the provisions of Update 2010-20 related to disclosures of financing receivables as of December 31, 2010. The financing receivables disclosures related to activity that occurs during a reporting period are required to be adopted by the Company during the three months ending March 31, 2011. The Company does not believe the provisions of this guidance will have a significant impact on the Company’s consolidated financial position, cash flows, or results of operations.

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). The Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation and the definition of disclosure controls and procedures contained in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer have concluded that as of the end of such period the Company’s disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
One of the Company’s business units implemented a new enterprise resource planning system, Syteline, during the three months ended September 30, 2010. We consider the implementation of a new enterprise resource planning system to be a change in the Company’s internal control over financial reporting that materially affects, or is reasonably likely to materially affect, our internal control over financial reporting. We expect the completion of the system implementation at the respective business unit will enhance our internal controls as follows:
a)	The new enterprise resource planning system was designed to generate reports and other information used to account for transactions and reduce the number of manual processes employed by the business unit;

b)	The new enterprise resource planning system is technologically advanced and increases the amount of application controls used to process data; and

c)	The business unit designed improved processes and implemented improved procedures in connection with the implementation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
     6(a) Exhibits
a.	Exhibit 31.1 — Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.	Exhibit 31.2 — Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c.	Exhibit 31.3 — Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

d.	Exhibit 32.1 — Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

e.	Exhibit 32.2 — Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

f.	Exhibit 32.3 — Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

g.	Exhibit 101.INS — XBRL Instance Document *

h.	Exhibit 101.SCH — XBRL Taxonomy Extension Schema Document *

i.	Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document *

j.	Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document *

k.	Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document *

l.	Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document *

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
Date: November 4, 2010