Form 10-K
period 2010-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2011-02-25
CIK 912562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2010
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

The aggregate market value of the Common Stock outstanding held by non-affiliates computed by reference to the price the Common Stock was last sold on the NASDAQ Stock Exchange Global Select Market® on June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was approximately $288.6 million.

As of February 21, 2011, the number of common shares outstanding was: 30,398,296.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference to, the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (2010 Proxy Statement), which will be filed no later than 120 days after the end of the registrant’s 2010 fiscal year.

Exhibit Index begins on Page 81

		Page
	Form 10-K Index	Number

PART I
Item 1	Business	3
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	15
Item 2	Properties	15
Item 3	Legal Proceedings	16
Item 4	(Removed and Reserved)	16

PART II
Item 5	Market for Common Stock and Related Stockholder Matters	17
Item 6	Selected Financial Data	19
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8	Financial Statements and Supplementary Data	37
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A	Controls and Procedures	79

PART III
Item 10	Directors, Executive Officers, and Corporate Governance	81
Item 11	Executive Compensation	81
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13	Certain Relationships and Related Transactions and Director Independence	81
Item 14	Principal Accounting Fees and Services	81

PART IV
Item 15	Exhibits and Financial Statement Schedules	82
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Safe Harbor Statement

Certain information set forth herein, other than historical statements, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based, in whole or in part, on current expectations, estimates, forecasts, and projections about the Company’s business, and management’s beliefs about future operations, results, and financial position. These statements are not guarantees of future performance and are subject to a number of risk factors, uncertainties, and assumptions. Risk factors that could affect these statements include, but are not limited to, the following: the availability of raw materials and the effects of changing raw material prices on the Company’s results of operations; energy prices and usage; changing demand for the Company’s products and services; changes in the liquidity of the capital and credit markets; risks associated with the integration of acquisitions; and changes in interest and tax rates. In addition, such forward-looking statements could also be affected by general industry and market conditions, as well as general economic and political conditions. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.

PART I

Item 1.	Business

General

Gibraltar is a leading manufacturer and distributor of products for the building markets. Our products provide structural and architectural enhancements for residential homes, and to a lesser extent, to low-rise retail, professional buildings, and other commercial and industrial building structures. These products include bar grating and expanded metal products, ventilation products, mail storage solutions including mailboxes and package delivery products, roof edging, flashing, soffit, drywall corner bead, metal roofing and accessories, steel framing, rain-carrying systems, and structural connectors. We serve customers throughout North America and Europe. Our most significant customers consist of The Home Depot, Lowe’s Companies, Menard Cashway Lumber, and ABC Supply. We operate 43 facilities in 20 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers.

Our strategy is to position Gibraltar as the low-cost provider and market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of products. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international building markets to strengthen our product leadership positions.

Recent Developments

On February 1, 2010, Gibraltar completed the sale of the majority of the assets of the Processed Metal Products business. The completion of this transaction finalized our exit from the steel processing business. This strategic initiative began in 2005 and included the 2006 sale of our steel strapping business, the 2007 sale of the Hubbell Steel business, and the 2008 sale of the SCM powdered metal business. This transaction was an ongoing part of our objective to build a company with optimal operating characteristics and improve shareholder value. We now are solely focused on the manufacture and distribution of building products where the Company has historically generated its highest operating margins.

The accelerated economic turmoil impacting the United States and the rest of the world in the second half of 2008 continued to negatively impact the key end markets we served during 2010 and 2009. As shown below, the residential construction market in the United States continued to experience significant declines in volume:

	For the Years Ended December 31,
	2010	2009	2008

Residential Housing Starts	586,000	554,000	900,000

The decrease in residential housing starts affected by higher unemployment and tighter consumer credit had a significant impact on the operations of our business by contributing to decreased sales volumes. Although we experienced improved order levels in March and April 2010, the expiration of the federal tax credit for first-time homebuyers, coupled with the factors noted above negatively affecting the housing market, lowered 2010 order levels in total. Similar trends were noted in the other end markets we serve, including commercial construction and related repair and remodeling activity.

Additionally, commodity raw material prices for materials such as steel, aluminum, and resins, have fluctuated significantly during the past three years. These raw material prices impact the cost of raw materials we purchase and also impact the pricing we offer to customers on sales of our products. During the first three quarters of 2008, a period of comparatively stronger growth, we were able to successfully manage significant increases in raw material costs. However, commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first two quarters of 2009. The rapid decrease in commodity prices led to lower sales prices offered to customers and falling margins on our product sales during the fourth quarter of

2008 and the first half of 2009. Commodity prices stabilized over the last six months of 2009 and most of 2010 and were followed by a significant increase in commodity costs during the fourth quarter of 2010. Material margins were managed closely during 2010, however, the rising cost of raw materials led to compressed margins during the last six months of the year.

In an effort to respond to these market forces, we have taken a number of steps to position the Company as a low-cost provider of our products. Our focus has been on achieving operational excellence through lean initiatives and the consolidation of facilities. These efforts have resulted in the closing or consolidation of 30 facilities since January 2008, including six during 2010. We have also aggressively reduced operating costs to adjust to decreased sales volumes and maximize cash flows generated from operating activities. As a result, we believe our break-even point has reduced significantly from 2008.

During the year ended December 31, 2010, we reduced our net debt level and continuously increased the Company’s liquidity. We made net payments of $50.0 million on debt under our revolving credit facility provided by the Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As a result of these repayments, we do not have any amounts outstanding under our revolving credit facility and the amount available under this facility increased by $16.1 million from December 31, 2009 to $85.8 million as of December 31, 2010. The positive cash flow generated from operations during the past two years and from the sale of the Processed Metal Products business allowed us to make significant repayments on our long-term debt since December 31, 2008. During this period, we have decreased our outstanding debt by $149.2 million from $356.4 million as of December 31, 2008 to $207.2 million as of December 31, 2010, a 41.9% decrease. Additionally, the Company has increased its cash on hand to $60.9 million as of December 31, 2010 from $23.6 million as of December 31, 2009.

Industry Overview

Our business occupies an intermediate market between the primary steel, aluminum, resin, and other basic material producers and the wholesale, retail building supply, and industrial manufacturing markets. The primary producers typically focus on producing high volumes of their product. We purchase raw materials from these producers and, through various production processes, convert these raw materials into specialized products for use in the construction or repair and remodel of residential and commercial buildings and industrial products. We distribute our products through wholesale distributors and retailers.

Products and Services

Gibraltar is primarily, but not exclusively, a manufacturer of metal products used in the residential and commercial building and industrial manufacturing markets. We operate 32 manufacturing facilities and 8 distribution centers throughout the United States, Canada, England, Germany, and Poland, giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.

We manufacture an extensive variety of products that are sold through a number of sales channels including lumber and building material wholesalers, buying groups, discount and major retail home centers, major home builders, heating, ventilation and air conditioning and roofing distributors, residential, industrial and commercial contractors, and industrial manufacturers.

Our product offerings include a full line of bar grating and safety plank grating used in walkways, platforms, safety barriers, drainage covers, and ventilation grates; expanded metal used in walkways, shelving, barriers, patio furniture, and other applications where both visibility and security are necessary; perforated metal and metal lath products; fiberglass grating used in areas where high strength, light weight, low maintenance, and corrosion resistance are required; ventilation products and accessories; storage solutions, including mailboxes and package delivery products; roof edging, underlayment, and flashing; soffit; drywall corner bead; coated coil stock; metal roofing and accessories; steel framing; rain-carrying systems, including gutters and accessories; builders’ hardware; shelving and closet rods; lawn and garden products; diffusers;

fasteners; and structural support products, each of which can be sold separately or as an integral part of a package or program sale.

We improve our offerings of building products by launching new products, enhancing existing products, adjusting product specifications to respond to building code and regulatory changes, and providing additional solutions to homeowners and contractors. During 2010, we developed mailbox and locker products with locking mechanisms which we believe will be in demand as consumers put greater emphasis on the protection of their security and privacy. Additionally, our Air Vent subsidiary introduced the Hip and Ridge Vent®, a shingle-over vent providing exhaust along the roof’s hip allowing maximum airflow. Another subsidiary expanded its product offerings of stainless steel expanded metal products.

Many of our building products are used by home owners and builders to provide structural and architectural enhancements for residential and commercial building projects, including projects in geographic locations subject to severe weather or seismic activity, and facilitate compliance with increasingly stringent building codes and insurance requirements. Our building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, copper, brass, zinc, and various resins. These metal purchases enhance our purchasing position due to the increased total volume and value-added component of these purchases.

Our production capabilities allow us to process the wide range of metals and plastics necessary for manufacturing building products. Our equipment includes automatic roll forming machines, stamping presses, shears, press brakes, paint lines, milling, welding, injection molding, and numerous automated assembly machines. We maintain our equipment with a thorough preventive maintenance program, including in-house tool and die shops, allowing us to meet the demanding service requirements of many of our customers.

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

Technical Services

We employ a staff of engineers, metallurgists, and other technical personnel and maintain fully-equipped, modern laboratories to support our operations. These laboratories enable us to verify, analyze, and document the physical, chemical, metallurgical, and mechanical properties of our raw materials and products. In addition, our engineering staff employs a range of drafting software to design highly specialized and technically precise products. Technical service personnel also work in conjunction with our sales force to determine the types of products and services required for the particular needs of our customers.

Suppliers and Raw Materials

Our business is required to maintain substantial inventories of raw material in order to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we plan our purchases to maintain an inventory of raw materials at sufficient levels to satisfy the anticipated needs of our customers. We manage our inventory levels through forecasts of customer orders, efficient supply chain management, and an ongoing assessment of market conditions.

The primary raw material we purchase is flat-rolled steel and we also procure aluminum and resins. We purchase flat-rolled steel at regular intervals on an as-needed basis, primarily from the major North American suppliers, as well as a limited amount from foreign steel producers. Because of our strategy to develop longstanding relationships in our supply chain, we have been able to adjust our deliveries of raw materials to match our required inventory positions to support our on-time deliveries to customers.

In 2010, we purchased substantially all of our aluminum requirements from several domestic mills with a small amount sourced with off-shore mills. Our resin purchases are all domestic, primarily through distributors with a small amount direct from the manufacturer. Supply has been adequate from these sources to fulfill our needs.

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

Sales and Marketing

Our products and services are sold primarily by channel partners who are called on by our sales personnel and outside sales representatives located throughout the United States, Canada, Mexico, and Europe. We have organized sales teams to focus on specific customers and national accounts to allow us to provide enhanced supply solutions, and enhance our ability to increase the number of products that we provide to those customers and accounts. Our sales staff works with certain retail customers to optimize shelf space for our products which is expected to increase sales at these locations.

Customers and Distribution

We have numerous customers located throughout the United States, Canada, Mexico, Europe, and Central America, principally in the home improvement; residential, commercial, and industrial construction; building materials; and architectural industries. Major customers include home improvement retailers, building product distributors, and commercial and residential contractors. The Home Depot represented 15%, 16%, and 10% of our consolidated net sales for 2010, 2009, and 2008, respectively. No other customer accounted for more than 10% of our net sales.

Although we negotiate annual sales orders with the majority of our customers, these orders are subject to customer confirmation as to product amounts and delivery dates. We do not have long-term contracts with any of our customers.

Backlog

Because of the nature of our products and the short lead time order cycle, backlog is not a significant factor in our business. We believe that substantially all of our firm orders existing on December 31, 2010 will be shipped prior to the end of the first quarter of 2011.

Competition

Gibraltar operates in the highly competitive building products market with several North American suppliers and, in the case of European operations, some foreign suppliers. A few of our competitors may be larger, have greater financial resources, or have less financial leverage than we do. As a result, these competitors may be better positioned to respond to any downward pricing pressure or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business.

We compete with numerous suppliers of building products based on the range of products offered, quality, price, and delivery. Although some of these competing suppliers are large companies, the majority are small to medium-sized and do not offer the range of building products we do.

The prices for the raw materials we use in our operations, primarily steel, aluminum, and resins, are volatile due to a number of factors beyond our control, including supply shortages, general industry and economic conditions, labor costs, import duties, tariffs, and currency exchange rates. Although we have strategies to deal with volatility in raw material costs, such as reducing inventory levels, our competitors who do not have to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and thereby compete effectively against us on product price.

We believe our broad range of products, high product quality, and sustained ability to meet exacting customer delivery requirements gives us a competitive advantage over many competitors.

Employees

At December 31, 2010 and 2009, we employed approximately 2,054 and 2,450 employees, respectively. Approximately 19% of our workforce was represented by unions through various collective bargaining agreements (CBAs) as of December 31, 2010. One CBA, representing 5% of our workforce, will expire during 2011. Our other CBAs expire between February 19, 2012 and December 31, 2013. We historically have had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide employee benefits that are consistent with those provided in our current agreements.

Seasonality

Our net sales are generally lower in the first and fourth quarters primarily due to reduced activity in the building and construction industry due to colder and more inclement weather.

Governmental Regulation

Our manufacturing facilities and distribution centers are subject to many federal, state, and local requirements relating to the protection of the environment and we use environmentally sensitive materials in our production processes. For example, we lubricate our machines with oil and use oil baths to treat some of our products. We believe that we operate our business in material compliance with all environmental laws and regulations, do not anticipate any material expenditures to meet environmental requirements and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations. However, we could incur operating costs or capital expenditures in complying with new or more stringent environmental requirements in the future or with current requirements if they are applied to our facilities in a way we do not anticipate. In addition, new or more stringent regulation of our energy suppliers could cause them to increase the cost of energy they supply us.

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

The diminished availability of credit and other capital is also affecting end users in the key markets we serve including the building markets. There is continued uncertainty as to sustainability of the recovery of the worldwide capital and credit markets and the impact this period of volatility will continue to have on our key end markets. The effects of existing and any new U.S. Government measures to aid economic recovery including economic stimulus legislation continue to be unknown. Further volatility in the worldwide capital and credit markets may continue to significantly impact the key end markets we serve and could result in further reductions in sales volumes, increased credit and collection risks, and may have other adverse effects on our business.

The residential building as well as the repair and remodel industries account for a significant portion of our sales, and any further reduction in demand from these industries is likely to adversely affect our profitability and cash flow further.

The residential building market in North America experienced a significant decline in volume beginning in 2008 and continuing throughout 2009 and 2010 as shown below:

	For the Years Ended December 31,
	2010	2009	2008	2007

Residential Housing Starts	586,000	554,000	900,000	1,342,000

Similar trends were noted in the other end markets we serve, including the repair and remodel industry. Our largest customers are retail home improvement centers and wholesale distributors who serve our key end markets. In 2010, 2009, and 2008, The Home Depot accounted for approximately 15%, 16%, and 10% of our net sales, respectively. A loss of sales to the residential building industry, or the repair and remodel industry, or to the specified customer, would adversely affect our profitability and cash flow as it did throughout the years ended December 31, 2010 and 2009. Our sales of building products decreased during the past two years due to a decline in demand in the new build residential building and repair and remodel industries. This reduction in volume caused a decrease in our operating margins compared to prior years. This industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence, unemployment levels, and other factors beyond our control. The current poor economic conditions have negatively affected all of these factors.

Further downturns in demand from the residential building and repair and remodel industries, or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our products to customers in any of these markets could continue to adversely affect our profitability and cash flows.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy, or our industry and prevent us from meeting our obligations.

We have total indebtedness of $207.2 million as of December 31, 2010. The following chart shows our level of indebtedness and certain other information as of December 31, 2010 (dollars in millions):

	As of
	December 31, 2010

Senior subordinated notes	$202.0
Other	5.2

Total debt	$207.2

Shareholders’ equity	$440.9

Ratio of earnings to fixed charges(1)	0.5	x

(1)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes minus net undistributed equity earnings minus capitalized interest plus intangible asset impairment charges plus fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs), capitalized interest, and the portion of operating rental expense that management believes is representative of the interest component of rent expense.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement) and our indenture agreement for our Senior Subordinated 8% Notes restrict our ability to dispose of assets and the use of proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

The terms of the indenture for our Senior Subordinated 8% Notes do not fully prohibit us or our subsidiaries from incurring additional debt. Additionally, our Senior Credit Agreement provides us with a revolving credit facility commitment of $200 million with borrowings limited to the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of our significant domestic subsidiaries. At December 31, 2010, we had $85.8 million of availability under our revolving credit facility. Under the terms of our Senior Credit Agreement, we are required to repay all amounts outstanding under the revolving credit facility by August 30, 2012. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under our Senior Credit Agreement and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.

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

Our Senior Credit Agreement and the indenture governing our Senior Subordinated 8% Notes contain various covenants that limit our ability to, among other things:

•	incur additional debt or provide guarantees in respect of obligations of other persons;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem, or repurchase debt;

•	make loans, investments including acquisitions, and capital expenditures;

•	incur debt that is senior to our Senior Subordinated 8% Notes but junior to our indebtedness under our Senior Credit Agreement and other senior indebtedness;

•	incur liens;

•	restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•	enter into new lines of business.

In addition, the restrictive covenants in the Senior Credit Agreement include a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. Our ability to meet the restrictive covenants in the future can be affected by events beyond our control and we cannot assure you that we will meet the financial ratio. A breach of any of these covenants would result in a default under the Senior Credit Agreement. Upon the occurrence of an event of default under the Senior Credit Agreement, we would attempt to receive a waiver from our lenders, which could result in us incurring additional financing fees that would be costly and adversely affect our profitability and cash flows. If a waiver was not provided, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. If such event of default and election occurs, the lenders under the Senior Credit Agreement would be entitled to be paid before current Senior Subordinated 8% Note holders receive any payment under our notes. In addition, if we were unable to repay those amounts, the lenders under the Senior Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all our assets as collateral under our Senior Credit Agreement. If the lenders under our Senior Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay debt outstanding under our Senior Credit Agreement and our other indebtedness, including our Senior Subordinated 8% Notes, or borrow sufficient funds to refinance such indebtedness. An acceleration of the amounts outstanding under the Senior Credit Agreement would result in an event of default under our Senior Subordinated 8% Notes which would then entitle the holders thereof to accelerate and demand repayment of the notes as well. Even if we are able to obtain new financing to pay the amounts due under the Senior Credit Agreement and Senior Subordinate 8% Notes, it may not be on commercially reasonable terms, or terms that are acceptable to us. A breach of any of our covenants would have an adverse effect on our business, results of operations, and cash flow.

Variable rate indebtedness subjects us to interest rate risk which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our Senior Credit Agreement, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase on any amounts outstanding under the Senior Credit Agreement, and our net income would decrease. Assuming all revolving loans were fully drawn or funded on December 31, 2010, as applicable, each 25 basis point change in interest rates would result in a $0.5 million change in annual interest expense on debt outstanding under our Senior Credit Agreement.

We rely on a few customers for a significant portion of our net sales, and the loss of those customers would adversely affect us.

Some of our customers are material to our business and results of operations. In 2010, 2009, and 2008, our ten largest customers accounted for approximately 37%, 37%, and 30% of our net sales, respectively. Our percentage of net sales to our major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in the markets we serve, including retailers selling building products, our net sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our largest customers. These customers are also able to exert pricing and other influences on us, requiring us to market, deliver, and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss, bankruptcy, or significant decrease in business from any of our major customers would have a material adverse effect on our business, results of operations, and cash flow.

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

Global consolidation of the primary steel producers and increased demand from other nations such as China and India continue to put upward pressure on market prices for steel and other commodities. Additionally, we are required to maintain substantial inventories to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon expected buying practices and market conditions. In an environment of increasing raw material prices, competitive conditions will impact how much of the steel price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, the profitability of our business and resulting cash flows could be adversely affected. In the event of rapidly decreasing raw material prices, we may be left to absorb the cost of higher cost inventory as customers receive reduced pricing related to decreases in raw material costs. To the extent we are unable to match our costs to purchase raw materials to prices given to our customers, the profitability of our business and resulting cash flows could be adversely affected.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of steel, aluminum, or other metals should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. The number of available suppliers has been reduced in recent years due to industry consolidation and bankruptcies affecting steel and metal producers and this trend may continue. Our top ten suppliers accounted for 35% of our purchases during 2010. We could be significantly and adversely affected if delivery were disrupted from a major supplier or several suppliers. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our results, profitability, and cash flow.

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

We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to theft, damage, or interruption from a variety of sources, including but not limited to malicious computer code, such as worms, viruses and Trojan horses, security breaches, and defects in design. The implementation of new information technology solutions could lead to interruptions of information flow internally and to our customers and suppliers while the implementation project is being completed. We implemented new systems in 2010 and 2009 at several business units. Various measures have been taken to manage our risks related to information system and network disruptions, but a security breach, system failure, or failure to implement new systems properly could negatively impact our operations and financial results.

Our principal stockholders have the ability to exert significant influence in matters requiring a stockholder vote and could delay, deter, or prevent a change in control of the Company.

Approximately 10% of our outstanding common stock, including shares of common stock issuable under options and similar compensatory instruments granted which are exercisable, or which are vested or will vest within 60 days, are owned by Brian J. Lipke, the Chairman of the Board and Chief Executive Officer of the Company, Eric R. Lipke, Neil E. Lipke, Meredith A. Lipke, and Curtis W. Lipke, all of whom are siblings, and certain trusts for the benefit of each of them. As a result, the Lipke family has influence over all actions requiring stockholder approval, including the election of our board of directors. Through their concentration of voting power, the Lipke family could delay, deter, or prevent a change in control of our Company or other business combinations that might otherwise be beneficial to our Company. In deciding how to vote on such matters, the Lipke family may be influenced by interests that conflict with the interests of other shareholders. In addition, the Lipke family may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in the Company, even though those transactions may involve risks to our other shareholders.

We depend on our senior management team, and the loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain, and maintain additional personnel could prevent us from successfully executing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel other than Brian J. Lipke, our Chairman of the Board and Chief Executive Officer, and Henning N. Kornbrekke, our President and Chief Operating Officer.

We could incur substantial costs in order to comply with, or to address any violations of, environmental laws.

Our operations and facilities are subject to a variety of federal, state, local, and foreign laws and regulations relating to the protection of the environment and human health and safety. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain facilities of ours have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled, and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of or at facilities we divested, which could result in future expenditures that cannot be currently quantified and which could reduce our profits and cash flow. We may be held strictly liable for the contamination of these sites, and the amount of that liability could be material. Under the “joint and several” liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site, even with respect to contamination for which we are not responsible. Changes in environmental laws, regulations or enforcement policies, including without limitation new or more stringent regulations affecting greenhouse gas emissions, could have a material adverse effect on our business, financial condition, or results of operations.

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

In addition, approximately 19% of our own employees are represented by unions through various collective bargaining agreements that are scheduled to expire between March 31, 2011 and December 31, 2013. It is likely that our unionized employees will seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations, and cash flow.

Our operations are subject to seasonal fluctuations that may impact our cash flow.

Our net sales are generally lower in the first and fourth quarters primarily due to reduced activity in the building industry due to colder, more inclement weather. In addition, quarterly results may be affected by the timing of large customer orders. Therefore, our cash flow from operations may vary from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may not be able to service our indebtedness or maintain covenant compliance. A default under any of our indebtedness could prevent us from borrowing additional funds and limit our ability to pay interest or principal, and allow our senior secured lenders to enforce their liens against our personal property.

Economic, political, and other risks associated with foreign operations could adversely affect our financial results.

Although the majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 15% of our consolidated net sales during the year ended December 31, 2010. We have facilities in Canada, England, Germany, and Poland. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in governmental policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply, and changes in duties or taxes. Adverse changes in any of these risks could adversely affect our net sales, results of operations, and cash flows.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our corporate headquarters in Buffalo, New York and conduct business operations in facilities located throughout the United States and in Canada, England, Germany, and Poland.

We believe the facilities we operate, listed below, and their equipment are effectively utilized, well maintained, in good condition, and will be able to accommodate our capacity needs through 2011.

Location	Utilization	Square Footage

Buffalo, New York	Headquarters	24,490	(1)
U.S. Locations
Birmingham, Alabama	Manufacturing facility and administrative office	202,000
Fontana, California	Manufacturing facility	80,000
Fontana, California	Distribution center and administrative office	69,720	(1)
Livermore, California	Manufacturing facility	103,470	(1)
Stockton, California	Manufacturing facility and administrative office	318,320
Visalia, California	Manufacturing facility	80,000
Denver, Colorado	Distribution center and administrative office	89,560	(1)
Wilmington, Delaware	Manufacturing facility and distribution center	27,500	(1)
Jacksonville, Florida	Manufacturing facility and administrative office	261,400	(1)
Largo, Florida	Manufacturing facility and administrative office	100,000
Bourbonnais, Illinois	Manufacturing facility	280,000	(1)
Peoria, Illinois	Administrative office	1,610	(1)
Clinton, Iowa	Manufacturing facility	100,000
Manhattan, Kansas	Manufacturing facility and administrative office	192,000
Lafayette, Louisiana	Manufacturing facility	34,000
Burnsville, Minnesota	Administrative office	20,009	(1)
Montgomery, Minnesota	Manufacturing facility and administrative office	170,000
Taylorsville, Mississippi	Manufacturing facility and administrative office	397,484
North Kansas City, Missouri	Manufacturing facility	26,365	(1)
Orrick, Missouri	Manufacturing facility	127,000
Lumberton, New Jersey	Distribution center	25,805	(1)
Portland, Oregon	Manufacturing facility and administrative office	10,000

Location	Utilization	Square Footage

Greenville, South Carolina	Distribution center	18,000	(1)
Dallas, Texas	Manufacturing facility and distribution center	175,000	(1)
Dayton, Texas	Manufacturing facility	45,000
Houston, Texas	Manufacturing facility	48,000	(1)
Houston, Texas	Distribution center	25,000	(1)
San Antonio, Texas	Manufacturing facility and distribution center	120,050	(1)
Orem, Utah	Manufacturing facility	88,685
Fife, Washington	Manufacturing facility and administrative office	324,220
Kent, Washington	Distribution center	9,600	(1)
Appleton, Wisconsin	Manufacturing facility and administrative office	100,262
Appleton, Wisconsin	Distribution center	42,582
Canadian Locations
Langley, British Columbia	Manufacturing facility	41,000	(1)
Burlington, Ontario	Manufacturing facility and administrative office	78,000	(1)
Thornhill, Ontario	Manufacturing facility and administrative office	60,500	(1)
Iberville, Quebec	Manufacturing facility and administrative office	32,172
Iberville, Quebec	Distribution center	15,000	(1)
European Locations
Hannover, Germany	Manufacturing facility and administrative office	81,453	(1)
Poznan, Poland	Distribution center and administrative office	3,120	(1)
Hartlepool, United Kingdom	Manufacturing facility and administrative office	258,907	(1)
Redditch, United Kingdom	Manufacturing facility and administrative office	18,151	(1)

(1)	Leased. All other facilities owned.

Item 3.	Legal Proceedings

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

Item 4.	(Removed and Reserved)

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of December 31, 2010 there were 146 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company’s common stock is traded in the over-the-counter market and quoted on the NASDAQ Stock Exchange — Global Select Market (“NASDAQ”) under the symbol “ROCK.” The following table sets forth the high and low sale prices per share for the Company’s common stock for each quarter of 2010 and 2009 as reported on the NASDAQ Stock Exchange.

	2010		2009
	High	Low	High	Low

Fourth Quarter	$14.65	$8.50	$16.74	$10.51
Third Quarter	$11.65	$7.36	$15.65	$5.62
Second Quarter	$15.85	$10.05	$8.55	$4.32
First Quarter	$18.28	$11.05	$12.95	$3.41

The Company did not declare cash dividends during the years ended December 31, 2010 and 2009. Cash dividends are declared at the discretion of the Company’s Board of Directors. The Board of Directors reviews the dividend quarterly and establishes the rate of any dividend it determines to pay based upon such factors as the Company’s earnings, financial condition, capital requirements, debt covenant requirements, and other relevant conditions. During the first quarter of 2009, the Board of Directors approved management’s suggestion to suspend quarterly dividends indefinitely as a result of the impact of economic conditions on the Company and the markets it serves. The Company expects to continue to declare and pay cash dividends on its common stock in the future when earnings are available and the Board of Directors believes other relevant factors and conditions are appropriate for the payment of such dividends. However, the Company cannot assure that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount or at the same frequency as paid in the past.

Equity Compensation Plan Information

The following table summarizes information concerning securities authorized for issuance under the Company’s stock option plans:

			Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future
	Exercise of	Exercise Price of	Issuance Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans(1)

Equity Compensation Plans Approved by Security Holders	629,781	$17.02	1,245,650

Total	629,781	$17.02	1,245,650

(1)	Consists of the Company’s Third Amendment and Restatement of the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the Plan). Note 12 of the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides additional information regarding the Plan and securities issuable upon exercise of options. The Company has no currently effective equity compensation plans not approved by its shareholders.

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

The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2010. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2005 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Gibraltar Industries Inc., the S&P Smallcap 600 Index
S&P SmallCap 600 Industrials

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2010 have been derived from the Company’s audited financial statements. The selected historical consolidated financial data presented in Item 6 are qualified in their entirety by, and should be read in conjunction with, the Company’s audited consolidated financial statements and notes thereto contained in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2010(1)	2009(1)	2008	2007	2006
	(In thousands, except per share data)

Net sales	$685,068	$691,771	$986,840	$929,022	$862,287
Intangible asset impairment	(76,964)	(60,098)	—	—	—
(Loss) income from operations	(68,106)	(37,693)	63,814	62,476	96,581
Interest expense	21,160	23,108	25,687	27,781	22,384
(Loss) income before income taxes	(89,185)	(60,485)	38,851	35,867	61,297
(Benefit of) provision for income taxes	(15,789)	(19,416)	14,545	13,988	23,097
(Loss) income from continuing operations	(73,396)	(41,069)	24,306	21,879	38,200
(Loss) income from continuing operations per share — Basic	$(2.42)	$(1.36)	$0.81	$0.73	$1.29
Weighted average shares outstanding — Basic	30,303	30,135	29,981	29,867	29,712
(Loss) income from continuing operations per share — Diluted	$(2.42)	$(1.36)	$0.81	$0.73	$1.27
Weighted average shares outstanding — Diluted	30,303	30,135	30,193	30,116	30,006
Cash dividends declared per common share	$0.00	$0.00	$0.20	$0.25	$0.15
Current assets	$242,377	$252,125	$348,229	$440,745	$455,780
Current liabilities	100,118	109,016	125,201	134,225	124,415
Total assets	810,890	974,942	1,146,359	1,281,408	1,152,868
Total debt	207,197	257,282	356,372	487,545	399,313
Shareholders’ equity	440,853	528,226	568,487	567,760	550,228
Capital expenditures	$8,470	$9,774	$19,691	$13,653	$18,731
Depreciation	21,216	21,043	21,177	20,450	15,515
Amortization	5,179	5,201	5,614	5,480	3,896

(1)	During the years ended December 31, 2010 and 2009, the Company recorded after-tax intangible asset impairment charges of $62.6 million and $40.4 million, respectively, which contributed $2.06 and $1.34 to the loss from continuing operations per diluted share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Gibraltar is a leading manufacturer and distributor of products for the building markets. Our products provide structural and architectural enhancements for residential homes, and to a lesser extent, to low-rise retail, professional buildings, and other commercial and industrial building structures. These products include bar grating and expanded metal products, ventilation products, mail storage solutions including mailboxes and package delivery products, roof edging, flashing, soffit, drywall corner bead, metal roofing and accessories, steel framing, rain-carrying systems, and structural connectors. We serve customers throughout North America and Europe. Our most significant customers consist of The Home Depot, Lowe’s Companies, Menard Cashway Lumber, and ABC Supply. We operate 43 facilities in 20 states, Canada, England, Germany, and Poland, giving us a broad platform for just-in-time delivery and support to our customers.

Our strategy is to position Gibraltar as the low-cost provider and market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of products. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international building markets to strengthen our product leadership positions.

The accelerated economic turmoil impacting the United States and the rest of the world in the second half of 2008 continued to negatively impact the key end markets we served during 2010 and 2009. As shown below, the residential construction market in the United States continued to experience significant declines in volume:

	For the Years Ended December 31,
	2010	2009	2008

Residential Housing Starts	586,000	554,000	900,000

The decrease in residential housing starts affected by higher unemployment and tighter consumer credit had a significant impact on the operations of our business by contributing to decreased sales volumes. Although we experienced improved order levels in March and April 2010, the expiration of the federal tax credit for first-time homebuyers, coupled with the factors noted above negatively affecting the housing market, lowered 2010 order levels in total. Similar trends were noted in the other end markets we serve, including commercial construction and related repair and remodeling activity.

Additionally, commodity raw material prices for materials such as steel, aluminum, and resins, have fluctuated significantly during the past three years. These raw material prices impact the cost of raw materials we purchase and also impact the pricing we offer to customers on sales of our products. During the first three quarters of 2008, a period of comparatively stronger growth, we were able to successfully manage significant increases in raw material costs. However, commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first two quarters of 2009. The rapid decrease in commodity prices led to lower sales prices offered to customers and falling margins on our product sales during the fourth quarter of 2008 and the first half of 2009. Commodity prices stabilized over the last six months of 2009 and most of

2010 and were followed by a significant increase in commodity costs during the fourth quarter of 2010. Material margins were managed closely during 2010, however, the rising cost of raw materials led to compressed margins during the last six months of the year.

In an effort to respond to these market forces, we have taken a number of steps to position the Company as a low-cost provider of our products. Our focus has been on achieving operational excellence through lean initiatives and the consolidation of facilities. These efforts have resulted in the closing or consolidation of 30 facilities since January 2008, including six during 2010. We have also aggressively reduced operating costs to adjust to decreased sales volumes and maximize cash flows generated from operating activities. As a result, we believe our break-even point has reduced significantly from 2008.

During the year ended December 31, 2010, we reduced our net debt level and continuously increased the Company’s liquidity. We made net payments of $50.0 million on debt under our revolving credit facility provided by the Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As a result of these repayments, we do not have any amounts outstanding under our revolving credit facility and the amount available under this facility increased by $16.1 million from December 31, 2009 to $85.8 million as of December 31, 2010. The positive cash flow generated from operations during the past two years and from the sale of the Processed Metal Products business allowed us to make significant repayments on our long-term debt since December 31, 2008. During this period, we have decreased our outstanding debt by $149.2 million from $356.4 million as of December 31, 2008 to $207.2 million as of December 31, 2010, a 41.9% decrease. Additionally, the Company has increased its cash on hand to $60.9 million as of December 31, 2010 from $23.6 million as of December 31, 2009.

Divestitures

On February 1, 2010, Gibraltar completed the sale of the majority of the assets of the Processed Metal Products business. The completion of this transaction finalized our exit from the steel processing business. This strategic initiative began in 2005 and included the 2006 sale of our steel strapping business, the 2007 sale of the Hubbell Steel business, and the 2008 sale of the SCM powdered metal business. This transaction was an ongoing part of our objective to build a company with optimal operating characteristics and improve shareholder value. We now are solely focused on the manufacture and distribution of building products where the Company has historically generated its highest operating margins.

As noted above, we sold our powdered metal business, SCM Metal Products (SCM) in October 2008. We expect to continue evaluating our businesses to focus our resources and capital on those areas that we expect will provide the best long-term strategic fit.

The divestitures of the Processed Metal Products and powdered metal businesses as described above are properly classified as discontinued operations in the Company’s consolidated financial statements and notes thereto. See Note 14 of the Company’s consolidated financial statements for more information regarding the divestitures described above in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2010		2009

Net sales	$685,068	100.0%	$691,771	100.0%
Cost of sales	566,673	82.7	561,402	81.2

Gross profit	118,395	17.3	130,369	18.8
Selling, general, and administrative expense	109,537	16.0	107,964	15.6
Intangible asset impairment	76,964	11.2	60,098	8.6

Loss from operations	(68,106)	(9.9)	(37,693)	(5.4)
Interest expense	(21,160)	(3.1)	(23,108)	(3.3)
Equity in partnerships’ income(1)	81	0.0	316	0.0

Loss before taxes	(89,185)	(13.0)	(60,485)	(8.7)
Benefit of income taxes	(15,789)	(2.3)	(19,416)	(2.8)

Loss from continuing operations	(73,396)	(10.7)	(41,069)	(5.9)
Discontinued operations, net of taxes(2)	(17,672)	(2.6)	(10,956)	(1.6)

Net loss	$(91,068)	(13.3)%	$(52,025)	(7.5)%

(1)	Equity in partnerships’ income represents our proportional interest in the income of our May 2010 investment in a software development company and our steel pickling joint venture which was sold in February 2010 as well as other income.

(2)	Discontinued operations represent the loss, net of income taxes, attributable to the processed metal products and bath cabinet manufacturing businesses, which we sold in February 2010 and August 2007, respectively.

Net sales decreased by $6.7 million, or 1.0%, to $685.1 million during 2010 compared to $691.8 million for 2009. The decrease in net sales from the prior year was the net result of a 2.6% decrease in volume partially offset by a 1.6% increase in pricing offered to customers. The lower volume was primarily due to the slow recovery in the economy which did not generate an increase in the demand for our products used in the building markets. As previously noted, the economic downturn continues to have a negative impact on the residential and commercial construction markets and demand of our products remains low compared to historical levels. The higher selling prices were primarily a result of increased commodity costs for steel, aluminum, and resins.

Our gross margin also decreased to 17.3% during 2010 from 18.8% for 2009. The decrease in gross margin was attributable to a less favorable alignment of material costs to customer selling prices during the current year compared to the previous year. The low level of sales volume led to more pressure on pricing from competitors which in some cases limited our ability to pass along material cost increases. This factor, in combination with rising costs for our raw materials particularly late in the year, contributed to the decline in gross margins. Additionally, we incurred a $4.7 million increase in restructuring charges recognized in cost of sales during 2010 compared to the prior year. The impact of pricing pressures, raw material commodity cost fluctuations, and restructuring charges experienced during 2010 more than offset the cost reduction initiatives we implemented over the past two years to align our cost structure to a lower level of sales volume. We have also continued to implement lean manufacturing initiatives to further reduce our costs and improve efficiencies. We believe these cost cutting measures will lead to much improved gross margins in future periods when the economy recovers and our sales volume increases.

Selling, general, and administrative expenses increased by $1.5 million, or 1.4%, to $109.5 million during 2010 compared to $108.0 million for 2009. The $1.5 million increase was primarily the net result of a $5.1 million increase in variable incentive compensation driven by improved working capital management and the effect of the Company’s appreciating stock price on vested stock-based awards during 2010 compared to 2009. This was partially offset by a $1.0 million reduction in bad debt expense and a $3.4 million reduction in salary and other payroll costs. We implemented a number of cost reduction initiatives during the past two years that included restructuring the business and staff reductions leading to the cost reduction noted above.

During 2010 and 2009, due to changes in the estimated fair value of certain reporting units resulting from a significant decrease in sales projections, we recognized intangible asset impairment charges of $77.0 million and $60.1 million, respectively.

Interest expense decreased $1.9 million, or 8.2%, to $21.2 million during 2010 from $23.1 million for 2009. We repaid all of our variable-rate debt by May 2010 which decreased the amount of interest paid compared to the prior year. We have reduced debt outstanding by $50.1 million, or 19.5%, to $207.2 million as of December 31, 2010 from $257.3 million as of December 31, 2009 through debt repayments. Additionally, during the year ended December 31, 2009, we recognized $1.4 million of interest expense to write-off deferred financing costs as a result of amending our Senior Credit Agreement in July 2009.

The benefit of income taxes for 2010 was $15.8 million, an effective tax rate of 17.7%, compared to $19.4 million, an effective tax rate of 32.1%, for 2009. The effective tax rates for 2010 and 2009 were lower than the U.S. federal statutory tax rate of 35% due to the effect of non-deductible permanent differences, a large portion of which related to intangible asset impairment charges that were not deductible for tax purposes. In addition, we recognized a $2.4 million valuation allowance for certain state net operating losses during 2010 which further reduced the effective tax rate. State taxes partially offset the reduction in the effective tax rate during 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2009		2008

Net sales	$691,771	100.0%	$986,840	100.0%
Cost of sales	561,402	81.2	788,281	79.9

Gross profit	130,369	18.8	198,559	20.1
Selling, general, and administrative expense	107,964	15.6	134,745	13.6
Intangible asset impairment	60,098	8.6	—	—

(Loss) income from operations	(37,693)	(5.4)	63,814	6.5
Interest expense	(23,108)	(3.3)	(25,687)	(2.7)
Equity in partnerships’ income(1)	316	0.0	724	0.1

(Loss) income before taxes	(60,485)	(8.7)	38,851	3.9
(Benefit of) provision for income taxes	(19,416)	(2.8)	14,545	1.4

(Loss) income from continuing operations	(41,069)	(5.9)	24,306	2.5
Discontinued operations, net of taxes(2)	(10,956)	(1.6)	(238)	(0.1)

Net (loss) income	$(52,025)	(7.5)%	$24,068	2.4%

(1)	Equity in partnerships’ income represents our proportional interest in the income of our steel pickling joint venture which was sold in February 2010 as well as other income.

(2)	Discontinued operations represent the loss, net of income taxes, attributable to the processed metal products, powdered metal, and bath cabinet manufacturing businesses, which we sold in February 2010, October 2008, and August 2007, respectively.

Net sales decreased by $295.0 million, or 29.9%, to $691.8 million during 2009 compared to $986.8 million for 2008. The severe economic downturn, which greatly accelerated in the fourth quarter of 2008, intensified during 2009. The economic conditions had negative effects on the key end markets we serve which led to the significant decline in net sales as demand for our products decreased and volume fell. Customer selling prices also decreased as a result of declines in volume and commodity costs which, in part, impact the prices agreed to with our customers. However, the prevailing factor in the significant decrease in net sales was due to a decline in volume due to macroeconomic factors that negatively impacted our key markets such as residential housing construction as noted above.

Our gross margin also decreased to 18.8% during 2009 from 20.1% for 2008. The decrease in gross margin was primarily the result of the significant decline in sales volume which more than offset the benefits from our cost cutting initiatives. The precipitous decline in raw material commodity costs also led to a decline in gross margin as higher cost inventory was sold at lowered customer selling prices. The effect of declining raw material costs was most significant during the first three quarters of 2009.

Selling, general, and administrative expenses decreased by $26.7 million, or 19.8%, to $108.0 million during 2009 compared to $134.7 million for 2008. The $26.7 million decrease was primarily a result of a $15.2 million decrease in payroll-related expenses resulting from staff reductions and lower incentive compensation costs, $5.7 million of cost reductions from lower travel, marketing, and outside professional fees, and the impact of our other cost reduction initiatives. Despite our effort to reduce costs, our selling, general, and administrative expenses as a percentage of net sales increased to 15.6% during 2009 from 13.6% for 2008 as a result of the 29.9% reduction in net sales during 2009 compared to the prior year.

During 2009, due to changes in the estimated fair value of certain reporting units resulting from a significant decrease in sales projections, we recognized intangible asset impairment charges of $60.1 million.

Interest expense decreased $2.6 million, or 10.1%, to $23.1 million during 2009 from $25.7 million for 2008. Interest expense decreased due to lower average borrowings during 2009 compared to the prior year. We reduced debt outstanding by $99.1 million, or 27.8%, to $257.3 million as of December 31, 2009 from $356.4 million as of December 31, 2008 through debt repayments. The decrease in interest expense was partially offset by $1.4 million of charges incurred to write-off a portion of deferred financing costs arising from the amendment to our Senior Credit Agreement in July 2009 and repayment of our term loan under the Senior Credit Agreement.

The benefit of income taxes for 2009 was $19.4 million, an effective tax rate of 32.1%, compared with a provision for income taxes of $14.5 million, an effective tax rate of 37.4%, for 2008. The effective tax rate for 2009 was lower than the U.S. federal statutory tax rate of 35% due to the effect of non-deductible permanent differences and intangible asset impairment charges, portions of which were not deductible for tax purposes. These items were offset by state taxes which partially offset the reduction in the effective tax rate during 2009. The effective tax rate of 37.4% for 2008 exceeded the statutory rate primarily due to the impact of state taxes partially offset by lower rates paid on foreign-sourced income.

Outlook

Looking ahead to 2011, we expect modest improvement in the building markets we serve including the repair and remodel, residential construction, and non-residential construction markets. However, the extent of any sustained economic recovery in these markets is uncertain. For the first quarter of 2011, which is historically a period of lower order levels for our business, we anticipate net sales to be modestly favorable to the first quarter of 2010. Over the long-term, we believe that the fundamentals of the building markets are positive and the aggressive actions taken to streamline and improve the efficiency of our business have reduced our break-even point and positioned the Company to generate marked improvements in profitability when economic and market conditions return toward historical levels.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our business and facilities, and to fund acquisitions. During the next twelve months, with the uncertainty in the general economy and the related effects on the building markets, we will continue to focus on maintaining adequate liquidity to meet our principal capital requirements. As noted below in the “Cash Flows” section of Item 7 of this Annual Report on Form 10-K, we have been successful in generating positive cash flows from our operating activities to fund our capital requirements during the past two years. We generated positive operating cash flows during these periods despite the challenging economic conditions our business faced. In the future, we expect to continue our aggressive cost reduction initiatives and sustain strong working capital management to continue to generate positive operating cash flow.

On July 24, 2009, we entered into the Third Amended and Restated Credit Agreement (the Senior Credit Agreement) to convert our previous credit arrangement into a secured revolving credit facility that allowed us to remove many of the restrictive financial covenants contained in the Second Amended and Restated Credit Agreement before it was amended and restated. As of December 31, 2010, our liquidity of $146.7 million consisted of $60.9 million of cash and $85.8 million of availability under our revolving credit facility. We believe that availability of funds under our Senior Credit Agreement together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and to purchase and fund capital improvements to their businesses and facilities. As of December 31, 2010, our foreign subsidiaries held $14.5 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows our foreign subsidiaries to reinvest in their operations and could eventually be used to fund acquisitions that would grow our business internationally.

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

Cash Flows

The following table sets forth selected cash flow data for the year ended December 31 (in millions):

	2010	2009

Cash provided by / (used in):
Operating activities of continuing operations	$55.7	$99.8
Investing activities of continuing operations	19.8	(14.4)
Financing activities of continuing operations	(51.4)	(103.8)
Discontinued operations	13.2	30.7

Net increase / (decrease) in cash and cash equivalents	$37.3	$12.3

During the year ended December 31, 2010, the Company’s cash flow from continuing operations totaled $55.7 million. The Company’s net loss from continuing operations of $73.4 million was impacted by non-cash charges including depreciation, amortization, stock compensation, and intangible asset impairments of $119.1 million and $20.4 million of cash generated from a net decrease in assets and liabilities offset by a $10.6 million decrease in deferred tax liabilities. Net cash provided by operating activities for 2009 was $99.8 million. The Company’s net loss from continuing operations of $41.1 million was impacted by non-cash charges including depreciation, amortization, stock compensation, and intangible asset impairments of $97.8 million and $60.8 million of cash generated from a net decrease in assets and liabilities offset by a $17.7 million decrease in deferred tax liabilities.

During the year ended December 31, 2010, the Company decreased its working capital along with other long-term assets and liabilities from December 31, 2009 resulting in $20.4 million of cash flow. Cash flows generated from the decrease in working capital and other net assets were primarily a result of an increase in accounts payable and accrued liabilities of $21.2 million and a decrease in inventory of $1.9 million offset by an increase in accounts receivable of $4.1 million. The increases in accounts payable and accounts receivable were a result of increased manufacturing activity and sales volume during the last month of the year compared to the last month of the prior year. Inventory levels were reduced from the prior year as a result of our continued focus on lean initiatives and inventory management which have led to an increase in inventory turnover during 2010 compared to the prior year. The accrued liabilities account increased from the prior year due to greater accruals for incentive compensation and deferred compensation plans. In addition, the other asset balance has decreased from December 31, 2009 as a result of a decline in current deferred tax assets related to the timing of temporary tax differences.

Cash flow provided by investing activities of continuing operations during 2010 was $19.8 million consisting of $29.2 million of cash flow generated from the sale of our Processed Metal Products business offset by capital expenditures of $8.5 million and a $1.3 million investment in a software company. Net cash used in investing activities of continuing operations during 2009 of $14.4 million consisted of capital expenditures of $9.8 million and additional consideration for a previous acquisition of $4.9 million.

Net cash used in financing activities of continuing operations during 2010 was $51.4 million, consisting primarily of $50.4 million of net payments on long-term debt and $1.1 million in payments of tax withholdings for stock issued to employees from the vesting of restricted stock units. Net cash used in financing activities of continuing operations for 2009 was $103.8 million, consisting primarily of net payments of $99.4 million on long-term debt, payments of $2.4 million for deferred financing costs, and dividend payments of $1.5 million. Payments of long-term debt made during 2010 and 2009 were the result of cash flows generated from operations and the sale of the Processed Metal Products business offset by other investing activities. We have made net payments on long-term debt outstanding in the amount of $149.8 million since December 31, 2008.

Senior Credit Agreement and Senior Subordinated Notes

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement also provided a term loan originally aggregating $58.7 million which was subsequently repaid in full during 2009. The revolving credit facility is committed through August 30, 2012. Borrowings on the revolving credit facility bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50% plus 3.25%, or at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. As of December 31, 2010, we had $85.8 million of availability under the revolving credit facility.

During the year ended December 31, 2010, we made net payments of $50.0 million on the revolving credit facility and have not had any borrowings under the Senior Credit Agreement since May 3, 2010. We had outstanding letters of credit of $13.7 million as of December 31, 2010.

The Company’s $204.0 million of Senior Subordinated 8% Notes (8% Notes) were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. The 8% Notes are currently redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. At December 31, 2010, we had $202.0 million, net of discount, of our 8% Notes outstanding.

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

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio (as defined in the Senior Credit Agreement) of 1.25 to 1.00 at the end of each quarter. As of December 31, 2010, the Company was in compliance with the minimum fixed charge coverage ratio covenant. Management expects to be in compliance with the fixed charge ratio throughout 2011. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Senior Subordinated 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated interest coverage ratio.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

The following table summarizes by category our Company’s expected future cash outflows associated with contractual obligations in effect at December 31, 2010 (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Variable rate debt	$5,224	$408	$816	$800	$3,200
Interest on variable rate debt(1)	129	19	34	27	49
Fixed rate debt	201,973	—	—	201,973	—
Interest on fixed rate debt	80,240	16,320	32,640	31,280	—
Operating lease obligations	34,375	10,334	15,004	6,065	2,972
Pension and other post retirement obligations	7,931	643	1,290	1,322	4,676
Performance stock unit awards(2)	3,911	60	3,851	—	—
Management stock purchase plan(3)	1,925	515	988	422	—

Total(4)	$335,708	$28,299	$54,623	$241,889	$10,897

(1)	Calculated using the interest rate in effect at December 31, 2010.

(2)	Equals the liability accrued as of December 31, 2010 which equals the portion of the awards that have recognized under US GAAP based on the fair value of the awards, the vesting period of the awards, and the amount of the vesting period that has expired since the grant date.

(3)	Includes amounts due to retired participants of the Management Stock Purchase Plan (MSPP). Excludes the future payments due to active participants of the MSPP, which represents a liability of approximately $3.8 million as of December 31, 2010. Future payments to active participants cannot be accurately estimated as we are uncertain of when active participants’ service to the Company will terminate.

(4)	Excludes liabilities for uncertain tax positions of $2.2 million. We have not included the liabilities for uncertain tax positions as we cannot make reliable estimates of the period of cash settlement.

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

Our most critical accounting policies include:

•	valuation of accounts receivable, which impacts selling, general, and administrative expense;

•	valuation of inventory, which impacts cost of sales and gross margin;

•	the assessment of recoverability of depreciable and amortizable long-lived assets, which impacts write-offs of intangible assets and other long-lived assets;

•	the assessment of recoverability of goodwill and other indefinite-lived intangible assets, which impacts write-offs of goodwill and intangible assets; and

•	accounting for income taxes and deferred tax assets and liabilities, which impacts the provision for income taxes.

Management reviews the estimates, including the allowance for doubtful accounts and inventory reserves, on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Valuation of Accounts Receivable.  Our accounts receivable represent those amounts that have been billed to our customers but not yet collected. As of December 31, 2010 and 2009, allowances for doubtful accounts of $3.7 million and $3.9 million were recorded, respectively, or 5% of gross accounts receivable for both periods. We record an allowance for doubtful accounts based on the portion of those accounts receivable that we believe are potentially uncollectible based on various factors, including experience, creditworthiness of customers, and current market and economic conditions. If the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Changes in judgments on these factors could impact the timing of costs recognized.

Valuation of Inventories.  We state our inventories at the lower of cost or market. We determine the cost basis of our inventory on a first-in-first-out basis using a standard cost methodology that approximates actual cost. On a regular basis, we calculate an estimated market value of our inventory, considered to be the prevailing selling price for the inventory less the cost to complete and sell the product. We compare the current carrying value of our inventory to the estimated market value to determine whether a reserve to value inventory at the lower of cost or market is necessary. We recorded insignificant charges during the years ended December 31, 2010, 2009, and 2008 to value our inventory at the lower of cost or market.

We regularly review inventory on hand and record provisions for excess, obsolete, and slow-moving inventory based on historical and current sales trends. We recorded reserves for excess, obsolete, and slow-moving inventory of $4.0 million and $4.6 million as of December 31, 2010 and 2009, respectively, or 5% of gross inventories for both periods. Changes in product demand and our customer base may affect the value of inventory on hand, which may require higher provisions for obsolete inventory.

Impairment of Depreciable and Amortizable Long-lived Assets

We test long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable and exceed their fair market value. The following summarizes the value of long-lived assets subject to impairment testing when events or circumstances indicate potential impairment as of December 31, 2010 (in millions):

Balance as of
December 31, 2010

Property, plant, and equipment, net	$158.4
Acquired intangibles with useful lives	$31.0
Other assets	$16.8

Impairment exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by discounted cash flow method, an independent market appraisal of the asset, or another acceptable valuation technique. We recognized impairment charges for property, plant, and equipment as a result of restructuring activities during the years ended December 31, 2010 and 2008 and amortizable intangible assets as a result of our 2010 impairment testing. No depreciable or amortizable long-lived assets were impaired during the year ended December 31, 2009.

Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing

Our goodwill and indefinite-lived intangible asset balances of $325.7 million and $35.4 million as of December 31, 2010, respectively, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of significant portion of a reporting unit.

During 2010, we concluded that no new indicators of impairment existed at interim dates and did not perform any interim impairment tests related to goodwill and indefinite-lived intangible assets. We tested goodwill and other indefinite-lived intangible assets for impairment during the fourth quarter of 2010 at the annual test date. As a result of the October 31, 2010 impairment test, the Company recognized an intangible asset impairment charge of $77.0 million for the year ended December 31, 2010 compared to a $60.1 million intangible asset impairment charge for the year ended December 31, 2009. In addition the annual impairment test, goodwill and other indefinite-lived assets were tested for impairment at two interim dates during 2009: March 31 and June 30.

We test goodwill for impairment at the reporting unit level. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. As of the October 31, 2010 impairment test, we identified 10 reporting units with goodwill compared to 11 reporting units with goodwill in the 2009 goodwill impairment tests. The number of reporting units was decreased when we consolidated the manufacturing and management of one reporting unit into another reporting unit during 2010.

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

The following table sets forth the amount of goodwill allocated to each reporting unit tested for goodwill impairment prior to any impairment charges, the percentage by which the estimated fair value of each reporting unit exceeded its carrying value, any impairment losses recognized, and the remaining goodwill allocated to each reporting unit after any impairment charges as of the October 31, 2010 goodwill impairment test (in thousands):

		Percentage By
	Goodwill Allocated	Which Estimated		Goodwill Allocated
	To Reporting Unit	Fair Value	Goodwill	To Reporting Unit
	Before Impairment	Exceeds Carrying	Impairment	After Impairment
Reporting Unit	Charges	Value	Charges	Charges

#1	$121,066	N/A	$(31,976)	$89,090
#2	111,499	13%	—	111,499
#3	32,297	N/A	(24,041)	8,256
#4	28,559	19%	—	28,559
#5	27,332	35%	—	27,332
#6	21,339	12%	—	21,339
#7	19,569	20%	—	19,569
#8	18,261	8%	—	18,261
#9	10,749	N/A	(10,749)	—
#10	3,589	156%	—	3,589

Total	$394,260		$(66,766)	$327,494

The Company’s October 31, 2010 impairment analysis included significant assumptions in both steps one and two of the impairment test. To estimate the fair value of the reporting units as a part of step one of the impairment test, the Company used two valuation techniques: an income approach and a market approach. The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted average cost of capital (WACC) used to discount future cash flows. The market approach consisted of applying an Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiple to the forecasted EBITDA to be generated in 2010 and 2011. The market approach also relied on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts and the EBITDA multiple selected from an analysis of peer companies.

The following table sets forth the compound annual revenue growth rate for the five-year period used to forecast cash flows and the average operating margin for the forecasted periods compared to actual operating margins generated over the long-term which we estimated to be the six-year and ten-month period ended October 31, 2010:

			Actual Operating
	Compound Annual		Margins For The
	Revenue Growth Rate	Operating Margin	Period Between
	For Forecasted	For Forecasted	January 1, 2004 and
Reporting Unit	Annual Periods	Periods	October 31, 2010(1)(2)

#1	8%	10%	11%
#2	3%	20%	22%
#3	16%	15%	12%
#4	12%	12%	13%
#5	4%	13%	13%
#6	7%	9%	8%
#7	7%	10%	9%
#8	11%	8%	5	%(3)
#9	11%	9%	3	%(4)
#10	4%	10%	5	%(5)

(1)	Operating margins presented exclude restructuring charges incurred by each reporting unit.

(2)	The operating margins presented only include operating results generated since the date the reporting units were acquired by Gibraltar.

(3)	This reporting unit made an incremental acquisition in 2005 including a product line with significantly higher margins than the existing product lines it offers. Additionally, this reporting unit’s operations were restructured in 2010. As a result, we believe forecasted operating margins will exceed prior results.

(4)	This reporting unit’s operations have been restructured during 2008, 2009, and 2010 to increase the efficiency and reduce the cost of production. As a result, we believe forecasted operating margins will exceed prior results.

(5)	This reporting unit’s operations were restructured in 2007. The reporting unit has since generated operating margins approaching 10%.

We analyzed third-party forecasts of housing starts and other macroeconomic indicators that impact the Company’s reporting units to provide a reasonable estimate of revenue growth in future periods. Our analysis of third-party forecasts noted that housing starts were projected to grow at a compound annual growth rate of 23% from 2010 to 2015. Therefore, we considered these forecasts in developing each reporting unit’s growth rates over the next five years depending on the level of correlation between housing starts and net sales for each reporting unit. The correlation between housing starts and net sales was based on an analysis of historical housing starts and our historical revenue. We concluded that this approach provided a reasonable estimate of long-term revenue growth and cash flows for our reporting units.

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

In addition to revenue growth and operating margin forecasts, the discounted cash flow model used to estimate the fair value of each reporting unit also uses assumptions for the amount of working capital needed to support each business unit. We forecasted modest improvement in working capital management for future periods at each reporting unit based on past performance. The Company experienced a significant reduction in days of working capital from 96 days for the year ended December 31, 2007 to 76 days for the year ended December 31, 2009 and has further reduced days of working capital to 61 days for the year ended December 31, 2010. We have been able to significantly improve our working capital management through lean initiatives, efficiency improvements, and facility consolidations. We believe continued improvement in our ability to manage working capital will allow us to increase the cash flow generated from each reporting unit.

The terminal value of each reporting unit was based on a projected terminal year of forecasted cash flows in our discounted cash flow model. We made an assumption that cash flows would grow 2.5% each year thereafter based on our approximation of gross domestic product growth in the North American and European markets served by the Company. This assumption was based on a third-party forecast of future economic growth over the long-term.

The discounted cash flow model uses the WACC to discount cash flows in the forecasted period and to discount the terminal value to present value. To determine the WACC, we used a standard valuation method, the capital asset pricing model, based on readily available and current market data of peer companies considered market participants. Acknowledging the risk inherent in the reporting units’ ability to achieve the long-term forecasted cash flows, in applying the income approach we increased the WACC of each reporting unit based upon each reporting unit’s past operating performance and their relative ability to achieve the forecasted cash flows. As a result of these analyses, we assigned a WACC between 12.0% and 12.9% for each reporting unit.

The EBITDA multiple used in the market approach to determine the fair value of each reporting unit was applied to the forecasted EBITDA to be generated during 2010 and 2011. The market approach relies on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts and the EBITDA multiple selected from an analysis of peer companies considered market participants. The revenue growth rates and profit margins used in the market approach were the same projections used in the discounted cash flows model as described above. The EBITDA multiples were established by analyzing each peer companies’ total invested capital in proportion to EBITDA derived from each peer companies’ most recently reported earnings. Similar to the WACC analysis, we assessed the risk of each reporting unit achieving its forecasts with consideration given to how each reporting unit has performed historically compared to forecasts. As a result of these analyses, we assigned an EBITDA multiple between 8.8 and 9.8 for 2010 EBITDA forecasts and 6.2 and 7.2 for 2011 EBITDA forecasts.

As noted above, we used two valuation techniques that are commonly accepted in the valuation community to estimate a fair value for each reporting unit. The estimated fair value for each reporting unit was calculated using a weighted average between the calculated amounts determined under the income approach and the market approach. We weighted the income approach more heavily (67%) as the technique uses a long-term approach that considers the expected operating profit of each reporting unit during periods where housing starts and other macroeconomic indicators are nearer historical averages. The market approach (33%) values the reporting units using 2010 and 2011 EBITDA values which were forecasted using estimated housing starts of 604,000 and 796,000, respectively. Housing starts have historically approximated 1.5 million each year. We believe the income approach considers the expected recovery in the residential building market better than the market approach. Therefore, we concluded that the income approach more accurately estimated the fair value of the reporting units as it considers earnings potential during a longer term and does not use the short-term perspective used by the market approach. Accordingly, we concluded that the market participants who execute transactions to sell or buy a business in the current economic environment would place greater emphasis on the income approach.

The following table sets forth the Company’s estimated fair value and carrying value for each reporting unit as of October 31, 2010 (in thousands):

		Carrying Value After
Reporting Unit	Estimated Fair Value	Impairment Charges

#1	$192,109	$180,233
#2	111,922	99,108
#3	59,935	46,011
#4	49,219	41,309
#5	55,402	41,146
#6	44,410	39,750
#7	21,238	17,688
#8	30,493	28,152
#9	58,349	66,849
#10	22,353	8,737
Corporate	(109,901)	19,054

Total	$535,529	$588,037

Net Debt		$149,124
Equity (Net Book Value)		438,913

		$588,037

The “Corporate” category includes unallocated corporate cash out flows. Unallocated corporate cash out flows include executive compensation and other administrative costs. The Company has grown substantially through acquisitions and our strategy is to allow business unit management to operate the business units autonomous of corporate management. For example, each business unit has its own accounting, marketing, purchasing, information technology, and executive functions. As a result, we believe a market participant would not consider unallocated corporate cash flows when valuing each reporting unit and these cash flows have been properly excluded from the valuation of the reporting units.

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

In addition to the analyses described above, we performed a reconciliation of the total estimated fair values of the reporting units to our market capitalization as of October 31, 2010 to support the reasonableness of the fair value estimates used in our October 31, 2010 impairment analysis. The following calculation provides this reconciliation and the resulting control premium determined as of our October 31, 2010 impairment analysis (in thousands):

	Fair Value Per The
	October 31, 2010	Estimated Market
	Impairment Analysis	Capitalization

Estimated Fair Value of Reporting Units	$535,529
Less: Net Debt as of October 31, 2010	(149,124)

Shares Outstanding as of October 31, 2010		30,297
Average Stock Price from October 20, 2010 to November 9, 2010		$9.32

Value of Equity	$386,405	$282,368

Control Premium			37%

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

Although the Company’s book value of equity exceeds its market capitalization, we deemed the control premium as of the October 31, 2010 impairment analysis to be reasonable based upon recent comparable transactions to acquire the control of similar businesses in our industry. Accordingly, we concluded the estimated fair value of each reporting unit was reasonably estimated.

We test our intangible assets for impairment by comparing the fair value of the indefinite-lived intangible asset, determined using a discounted cash flow model, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. We recognized impairment charges for indefinite-lived intangible assets as a result of our October 31, 2010 and 2009 impairment tests. The assumptions used to determine the fair value of our indefinite-lived intangible assets are consistent with the assumptions employed in the determination of the fair values of our reporting units.

Accounting for Income Taxes and Deferred Tax Assets and Liabilities

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance. Our effective tax rates differ from the statutory rate due to the impact of permanent differences between income or loss reported for financial statement purposes and tax purposes, provisions for uncertain tax positions, state taxes, and income generated by international operations. Our effective tax rate was 17.7%, 32.1%, and 37.4%, for the years ended December 31, 2010, 2009, and 2008, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

During the year ended December 31, 2010, deferred income tax liabilities decreased primarily as a result of the tax effect of the $77.0 million intangible asset impairment charge along with a decrease in the difference between depreciation recognized on property, plant, and equipment for tax purposes. Deferred income tax assets increased primarily due to additional equity compensation recognized during 2010. Regarding deferred income tax assets, we maintained valuation allowances of $2.8 million and $1.8 million as of December 31, 2010 and 2009, respectively, due to uncertainties related to our ability to utilize these assets, primarily consisting of state net operating losses and other deferred tax assets. The valuation allowances are based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future operating results do not meet expectations, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

It is the Company’s policy to record estimated interest and penalties to the tax authorities as income tax expense and tax credits as a reduction in income tax expense. During the years ended December 31, 2010, 2009, and 2008, we recognized $0.1 million, $0.2 million, and $0.1 million of interest (net of federal tax benefit) and penalties, respectively.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 31, 2010 and 2009, the liability for uncertain income tax positions was $2.2 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Related Party Transactions

Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., were partners in law firms that provide legal services to the Company. During the years ended December 31, 2010, 2009, and 2008, the Company incurred costs of $1.1 million, $1.2 million, and $1.7 million for legal services from these firms, respectively. Of the amounts incurred, $0.2 million related to the sale of the Processed Metal Products business during 2010 and was recognized as a component of discontinued operations. Additionally, $0.1 million was capitalized as deferred debt issuance costs during 2009. All other amounts incurred during the years ended December 31, 2010, 2009, and 2008 were expensed as a component of selling, general, and administrative expenses. At December 31, 2010 and 2009, the Company had $0.3 million and $0.2 million recorded in accounts payable for these law firms, respectively.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the eleven participating lenders which have committed capital to our $200 million revolving credit facility in the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). All amounts outstanding under the revolving credit facility were repaid in full as of December 31, 2010. At December 31, 2009, $50.0 million was outstanding on the revolving credit facility. During 2010, the largest aggregate amount of principal outstanding under the revolving credit facility was $50.0 million. The aggregate amount of principal and interest paid during the year ended December 31, 2010 was $58.6 million and $0.3 million, respectively, for amounts outstanding under the revolving credit facility.

Borrowings under the Senior Credit Agreement bear interest at a variable rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50%, plus 3.25% for revolving credit facility borrowings or, at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly.

Recent Accounting Pronouncements

In July 2010, the FASB issued Update 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” Update 2010-20 requires additional disclosure to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Update 2010-20 affects all entities with financing receivables, excluding short-term trade accounts receivables or receivables measures at fair value or lower cost of fair value. The Company adopted all of the provisions of Update 2010-20 related to disclosures of financing receivables as of December 31, 2010. The financing receivables disclosures related to activity that occurs during a reporting period are required to be adopted by the Company during the three months ending March 31, 2011. The Company included additional disclosures related to notes receivable outstanding as of December 31, 2010 and 2009 in Note 1 of the consolidated financial statements to satisfy the provisions of this recent accounting pronouncement.

In December 2010, the FASB issued Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in Update 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Update 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributed to the business combination included in the pro forma financial data. The Company is required to adopt all the provisions of Update 2010-29 for any business combinations for which the acquisition date is on or after January 1, 2011. The Company does not believe the provisions of this guidance will have a significant impact on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. During 2010, the company repaid all amounts outstanding under the Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As a result, fixed rate debt consisting of the Company’s Senior Subordinated 8% Notes is the only significant debt that remains outstanding at December 31, 2010. Prior to 2010, the Company entered into an interest rate swap agreement that converted a portion of its variable rate debt to fixed rate debt. The interest rate swap agreement expired during 2010 and all amounts due under the agreement were settled prior to December 31, 2010. The Company believes it has limited its exposure to interest rate risk as a result of repaying substantially all variable rate debt and the long-term nature of its fixed rate debt. However, the Company will continue to monitor changes in its debt levels and access to capital ensuring interest rate risk is appropriately managed.

The following table summarizes the principal cash flows and related interest rates of the Company’s long-term debt at December 31, 2010 by expected maturity dates. The weighted average interest rates are based on the actual rates that existed at December 31, 2010. The variable rate debt consists primarily of the revolving credit facility under the Senior Credit Agreement, of which no amounts are outstanding as of December 31, 2010, and other debt. A hypothetical 1% increase or decrease in interest rates would have changed the 2010 interest expense by approximately $0.1 million. Dollar amounts in the following are in thousands:

	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt (fixed)(1)	$—	$—	$—	$—	$201,973	$—	$201,973
Weighted average interest rate	8.25%	8.25%	8.25%	8.25%	8.25%	—
Long-term debt (variable)(1)	$408	$408	$408	$400	$400	$3,200	$5,224
Weighted average interest rate	0.38%	0.38%	0.38%	0.38%	0.38%	0.38%

(1)	The fair value of the Company’s long-term debt was $218.4 million at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Industries, Inc. at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Buffalo, New York
February 25, 2011

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Net sales	$685,068	$691,771	$986,840
Cost of sales	566,673	561,402	788,281

Gross profit	118,395	130,369	198,559
Selling, general, and administrative expense	109,537	107,964	134,745
Intangible asset impairment	76,964	60,098	—

(Loss) income from operations	(68,106)	(37,693)	63,814
Interest expense	(21,160)	(23,108)	(25,687)
Equity in partnerships’ income and other income	81	316	724

(Loss) income before taxes	(89,185)	(60,485)	38,851
(Benefit of) provision for income taxes	(15,789)	(19,416)	14,545

(Loss) income from continuing operations	(73,396)	(41,069)	24,306
Discontinued operations:
(Loss) income from discontinued operations before taxes	(30,219)	(17,879)	3,159
(Benefit of) provision for income taxes	(12,547)	(6,923)	3,397

Loss from discontinued operations	(17,672)	(10,956)	(238)
Net (loss) income	$(91,068)	$(52,025)	$24,068

Net (loss) income per share — Basic:
(Loss) income from continuing operations	$(2.42)	$(1.36)	$0.81
Loss from discontinued operations	(0.59)	(0.37)	(0.01)

Net (loss) income per share — Basic	$(3.01)	$(1.73)	$0.80

Weighted average shares outstanding — Basic	30,303	30,135	29,981

Net (loss) income per share — Diluted:
(Loss) income from continuing operations	$(2.42)	$(1.36)	$0.81
Loss from discontinued operations	(0.59)	(0.37)	(0.01)

Net (loss) income per share — Diluted	$(3.01)	$(1.73)	$0.80

Weighted average shares outstanding — Diluted	30,303	30,135	30,193

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$60,866	$23,596
Accounts receivable, net	74,544	71,782
Inventories	83,344	86,296
Other current assets	21,084	25,513
Assets of discontinued operations	2,539	44,938

Total current assets	242,377	252,125
Property, plant, and equipment, net	158,352	174,704
Goodwill	325,655	392,704
Acquired intangibles	66,395	82,182
Investment in partnership	1,345	2,474
Other assets	16,766	17,811
Assets of discontinued operations	—	52,942

	$810,890	$974,942

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,277	$47,383
Accrued expenses	40,377	38,757
Current maturities of long-term debt	408	408
Liabilities of discontinued operations	56	22,468

Total current liabilities	100,118	109,016
Long-term debt	206,789	256,874
Deferred income taxes	39,863	51,818
Other non-current liabilities	23,267	16,791
Liabilities of discontinued operations	—	12,217
Shareholders’ equity:
Preferred stock $.01 par value; authorized 10,000,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized 50,000,000 shares; 30,516,197 and 30,295,084 shares issued at December 31, 2010 and 2009, respectively	305	303
Additional paid-in capital	231,999	227,362
Retained earnings	212,914	303,982
Accumulated other comprehensive loss	(2,060)	(2,230)
Cost of 218,894 and 150,903 common shares held in treasury at December 31, 2010 and 2009, respectively	(2,305)	(1,191)

Total shareholders’ equity	440,853	528,226

	$810,890	$974,942

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2010	2009	2008

Cash Flows from Operating Activities
Net (loss) income	$(91,068)	$(52,025)	$24,068
Loss from discontinued operations	(17,672)	(10,956)	(238)

(Loss) income from continuing operations	(73,396)	(41,069)	24,306
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Intangible asset impairment	76,964	60,098	—
Depreciation and amortization	26,395	26,244	26,791
Non-cash charges to interest expense	4,324	3,382	2,007
Stock compensation expense	4,315	4,407	4,586
Equity in partnerships’ loss (income)	111	(153)	(447)
Distributions from partnerships’ income	—	156	609
Provision for deferred income taxes	(10,629)	(17,671)	1,574
Other non-cash adjustments	7,143	3,633	7,748
Increase (decrease) in cash from changes in:
Accounts receivable	(4,115)	29,934	193
Inventories	1,938	51,060	8,400
Other current assets and other assets	1,380	(8,772)	5,863
Accounts payable	12,831	(14,263)	(6,976)
Accrued expenses and other non-current liabilities	8,400	2,852	9,187

Net cash provided by operating activities of continuing operations	55,661	99,838	83,841
Net cash provided by operating activities of discontinued operations	13,582	31,761	24,033

Net cash provided by operating activities	69,243	131,599	107,874

Cash Flows from Investing Activities
Net proceeds from sale of business	29,164	—	35,202
Net proceeds from sale of property, plant, and equipment	313	298	2,538
Additional considerations for acquisitions	—	(4,949)	(8,724)
Purchase of investment in partnership	(1,250)	—	—
Purchases of property, plant, and equipment	(8,470)	(9,774)	(19,691)

Net cash provided by (used in) investing activities of continuing operations	19,757	(14,425)	9,325
Net cash used in investing activities of discontinued operations	(368)	(1,038)	(2,251)

Net cash provided by (used in) investing activities	19,389	(15,463)	7,074

Cash Flows from Financing Activities
Long-term debt payments	(58,967)	(182,401)	(184,937)
Proceeds from long-term debt	8,559	83,022	53,439
Purchase of treasury stock at market prices	(1,114)	(634)	(164)
Payment of deferred financing costs	(164)	(2,383)	(104)
Payment of dividends	—	(1,499)	(5,985)
Tax benefit from stock compensation	54	—	(362)
Net proceeds from issuance of common stock	270	47	250

Net cash used in financing activities of continuing operations	(51,362)	(103,848)	(137,863)
Net cash used in financing activities of discontinued operations	—	—	(1,064)

Net cash used in financing activities	(51,362)	(103,848)	(138,927)

Net increase (decrease) in cash and cash equivalents	37,270	12,288	(23,979)
Cash and cash equivalents at beginning of year	23,596	11,308	35,287

Cash and cash equivalents at end of year	$60,866	$23,596	$11,308

The accompanying notes are an integral part of these consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
 (In thousands, except per share data)

						Accumulated Other			Total
	Comprehensive	Common Stock		Additional Paid-in	Retained	Comprehensive	Treasury Stock		Shareholder
	Income (Loss)	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at January 1, 2008		29,949	$300	$219,087	$337,929	$10,837	61	$(393)	$567,760
Comprehensive income (loss):
Net income	$24,068	—	—	—	24,068	—	—	—	24,068
Other comprehensive income (loss):
Adjustment for OPEB liability, net of tax of $45	(79)
Foreign currency translation adjustment	(20,290)
Retirement liability adjustment, net of tax of $45	(78)
Unrealized loss on interest rate swaps, net of tax of $669	(1,215)

Other comprehensive loss	(21,662)	—	—	—	—	(21,662)	—	—	(21,662)

Total comprehensive income	$2,406

Issuance of restricted stock		6	—	—	—	—	—	—	—
Net settlement of restricted stock units		85	1	(1)	—	—	14	(164)	(164)
Stock compensation expense		—	—	4,586	—	—	—	—	4,586
Stock options exercised		22	—	201	—	—	—	—	201
Tax effect from stock compensation		—	—	(312)	—	—	—	—	(312)
Cash dividends of 0.20 per share		—	—	—	(5,990)	—	—	—	(5,990)

Balance at December 31, 2008		30,062	301	223,561	356,007	(10,825)	75	(557)	568,487
Comprehensive income (loss):
Net loss	$(52,025)	—	—	—	(52,025)	—	—	—	(52,025)
Other comprehensive loss:
Adjustment for OPEB liability, net of tax of $174	301
Foreign currency translation adjustment	7,057
Retirement liability adjustment, net of tax of $12	17
Reclassification of unrealized loss on interest rate swap, net of tax of $719	1,220

Other comprehensive income	8,595	—	—	—	—	8,595	—	—	8,595

Total comprehensive loss	$(43,430)

Issuance of restricted stock		6	—	—	—	—	—	—	—
Net settlement of restricted stock units		222	2	(2)	—	—	76	(634)	(634)
Stock compensation expense		—	—	4,407	—	—	—	—	4,407
Stock options exercised		5	—	47	—	—	—	—	47
Tax effect from stock compensation		—	—	(651)	—	—	—	—	(651)

Balance at December 31, 2009		30,295	303	227,362	303,982	(2,230)	151	(1,191)	528,226
Comprehensive income (loss):
Net loss	$(91,068)	—	—	—	(91,068)	—	—	—	(91,068)
Other comprehensive (loss) income:
Adjustment for OPEB liability net of tax of $417	(722)
Foreign currency translation adjustment	(591)
Retirement liability adjustment, net of tax of $161	277
Reclassification of unrealized loss on interest rate swap, net of tax of $693	1,206

Other comprehensive income	170	—	—	—	—	170	—	—	170

Total comprehensive loss	$(90,898)

Issuance of restricted stock		6	—	—	—	—	—	—	—
Net settlement of restricted stock units		187	2	(2)	—	—	68	(1,114)	(1,114)
Stock compensation expense		—	—	4,315	—	—	—	—	4,315
Stock options exercised		28	—	270	—	—	—	—	270
Excess tax benefit from equity compensation		—	—	54	—	—	—	—	54

Balance at December 31, 2010		30,516	$305	$231,999	$212,914	$(2,060)	219	$(2,305)	$440,853

The accompanying notes are an integral part of these consolidated financial statements

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, checking accounts, and all highly liquid investments with a maturity of three months or less.

Accounts receivable

Accounts receivable are composed of trade receivables recorded at the invoiced amount, are expected to be collected within one year, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The following table summarizes activity recorded within the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2010	2009	2008

Beginning balance	$3,853	$3,676	$3,155
Bad debt expense	1,210	2,242	1,797
Accounts written-off and other adjustments	(1,349)	(2,142)	(1,050)
Foreign currency translation	(19)	77	(226)

Ending balance	$3,695	$3,853	$3,676

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. Accounts receivable from The Home Depot were 21.6% and 24.1% of consolidated accounts receivable at December 31, 2010 and 2009, respectively. Accounts receivable from Lowe’s were 13.9% and 10.2% of consolidated accounts receivable at December 31, 2010 and 2009, respectively. Net sales to the Home Depot, were 15.0%, 15.6%, and 10.2% of consolidated net sales for the years ended December 31, 2010, 2009, and 2008, respectively. The Company typically does not require collateral.

Inventories

Inventories are valued at the lower of cost or market. For the years ended December 31, 2010, 2009 and 2008, the Company recognized charges of $12,000, $271,000 and $258,000, respectively, within cost of sales to adjust inventory to the lower of cost or market because inventory at cost exceeded the Company’s estimate of net realizable value less normal profit margins.

The cost basis of the inventory is determined on a first-in, first-out basis using either actual costs or a standard cost methodology which approximates actual cost. Shipping and handling costs are recognized as a component of cost of sales. Inventory on hand is regularly reviewed and provisions for excess, obsolete, and slow-moving inventory based on historical and current sales trends are recorded. The following table summarizes activity recorded within the reserves for excess, obsolete, and slow moving inventory for the years ended December 31 (in thousands):

	2010	2009	2008

Beginning balance	$4,611	$4,575	$5,337
Excess, obsolete, and slow-moving inventory expense	1,023	1,055	2,171
Scrapped inventory and other adjustments	(1,641)	(1,091)	(2,778)
Foreign currency translation	19	72	(155)

Ending balance	$4,012	$4,611	$4,575

Property, plant, and equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. The estimated useful lives of land improvements, buildings, and building improvements are 15 to 40 years, while the estimated useful lives for machinery and equipment are 3 to 20 years. Accelerated depreciation methods are used for income tax purposes. Depreciation expense aggregated $21,216,000, $21,043,000, and $21,177,000 in 2010, 2009, and 2008, respectively.

Interest is capitalized in connection with construction of qualified assets. Interest of $152,000, $663,000, and $390,000 was capitalized in 2010, 2009, and 2008, respectively.

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

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and other intangible assets

The Company tests goodwill and other indefinite-lived intangible assets for impairment at the reporting unit level on an annual basis at October 31 or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The reporting units are at the component level, or one level below the operating segment level. Goodwill is assigned to each reporting unit as of the date the reporting unit is acquired and based upon the expected synergies of the acquisition. The impairment test consists of comparing the fair value of a reporting unit, determined using two valuation techniques, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. Goodwill impairment charges of $66,589,000 and $59,008,000 were recognized during the years ended December 31, 2010 and 2009. There were no goodwill impairment charges recorded in 2008.

The Company tests its indefinite-lived intangible assets for impairment on an annual basis at October 31, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows on a relief-from-royalty basis, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. Indefinite-lived intangible asset impairment charges of $5,100,000 and $1,090,000 were recognized during the years ended December 31, 2010 and 2009. No impairments of indefinite-lived intangible assets were recognized during the year ended December 31, 2008.

The Company identified an intangible asset with a finite useful life that was impaired as of October 31, 2010. The intangible asset was re-valued at its fair value determined using discounted cash flows on an excess earnings basis. This resulted in a $5,275,000 impairment charge recognized during the year ended December 31, 2010 related to intangible assets with finite useful lives.

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

Notes receivable

The Company holds three long-term notes receivable from various divestitures and real estate transactions. As of December 31, 2010 and 2009, the notes receivable aggregated $9,659,000 and $9,256,000, respectively. The current portion of the notes receivable are included in other current assets and the long-term portion of the notes receivable are included in other assets. Each note receivable is evaluated for collectability each reporting period on an individual basis. Collectability is evaluated based primarily on the financial condition of the debtor and whether and to what extent the debtor has complied with the terms of the underlining note agreements. No allowances for credit losses were established for the notes receivable during the years ended December 31, 2010, 2009, or 2008. Interest income is recognized on an accrual basis based upon fixed rates as defined in each note receivable agreement and classified as a reduction to interest expense on the consolidated statement of operations.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments in partnerships

The Company’s investment in partnership is accounted for using the equity method of accounting, under which the Company’s share of the earnings of the partnership is recognized in income as earned, and distributions are credited against the investment when received. The portion of the investment in partnership in excess of the Company’s applicable share of the investee’s net assets results in an equity-method intangible asset. The equity-method intangible asset is amortized over its estimated useful life of seven years.

Interest rate exchange agreements

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. During the years ended December 31, 2010, 2009, and 2008, the Company had an interest rate swap outstanding with a notional amount $57,500,000, which expired on December 22, 2010.

In connection with the execution of the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 and based on the Company’s prospective assessment of the effectiveness of the interest rate swap, the Company de-designated the swap as a hedge and beginning in the third quarter of 2009, all changes in the fair value of the swap were prospectively recorded in earnings as increases or decreases to interest expense. Commencing in the fourth quarter of 2008, 4.3% of the interest rate swap was determined to be ineffective. During the nine months ended September 30, 2008, no ineffectiveness existed and the Company determined the interest rate swap effectively converted $57,500,000 of variable-rate borrowings to a fixed rate of 6.78%. As a result of the accounting treatment described above, the Company amortized amounts remaining in accumulated other comprehensive loss related to the swap to interest expense during the second half of 2009 and the first quarter of 2010.

On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products business as disclosed in Note 14 of the consolidated financial statements. The Company used proceeds from the sale together with cash generated from operations to repay all remaining variable-rate debt outstanding. Accordingly, all losses previously deferred in accumulated other comprehensive loss related to the interest rate swap were reclassified to interest expense during the first quarter of 2010.

Assets or liabilities are recognized in the consolidated balance sheet at fair value for all derivative instruments. As of December 31, 2009, the Company recorded a liability of $2,564,000 as an accrued expense on the consolidated balance sheet related to the interest rate swap.

The Company designed its interest rate swap as a cash flow hedge at inception. The effective portion of the gain or loss on the interest rate swap was reported as a component of other comprehensive income and reclassified into earnings as interest expense accrued on the applicable variable-rate borrowings. Gains or losses on the interest rate swap representing hedge ineffectiveness were recognized in current earnings as interest expense or income. The following table summarizes the gains and losses recorded in interest expense

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other comprehensive income as a result of the interest rate swap for the years ended December 31 (in thousands):

	2010	2009	2008

Adjustments to interest expense:
Loss reclassified from accumulated other comprehensive income	$1,899	$2,010	$1,032
Loss from changes in the fair value of the ineffective portion of the interest rate swap	171	896	131

Total loss included in interest expense	$2,070	$2,906	$1,163

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense, net of taxes	$1,206	$1,264	$646
Unrealized loss from changes in the fair value of the effective portion of the interest rate swap, net of taxes	—	(44)	(1,861)

Gain (loss) included in other comprehensive income (loss)	$1,206	$1,220	$(1,215)

Translation of foreign currency

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from the translation of financial statements are accumulated as a separate component of comprehensive income. The following table summarizes the foreign currency transaction gains and losses recognized during the years ended December 31 (in thousands):

	2010	2009	2008

Foreign currency (loss) or gain	$(268)	$(192)	$404

Shareholders’ equity

During the years ended December 31, 2010 and 2009, the Company did not declare any dividends to maximize cash flows as a response to the economic turmoil impacting the markets the Company serves. During 2008, the Company declared dividends of $5,990,000.

During 2010, 2009, and 2008, the Company acquired 67,991, 75,853, and 13,583 shares of stock, respectively, as satisfaction of statutory minimum tax withholdings related to stock compensation. These reacquired shares and related cost are reflected as treasury stock in the consolidated balance sheets at December 31, 2010 and 2009.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) as well as other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of unrealized gains and losses on interest rate swaps and retirement liability adjustments, which are recorded net of related taxes, along with foreign currency translation adjustments.

Net income (loss) per share

Basic net income (loss) per share equals net income (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net income (loss) per share includes all dilutive common stock equivalents in the weighted average shares outstanding. A reconciliation between basic net

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) per share and diluted net income per share for the years ended December 31, 2010, 2009, and 2008 is displayed in Note 17 of the consolidated financial statements.

Income taxes

The provision for (benefit of) income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets when uncertainty exists regarding their being realized.

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

Collective bargaining agreements

At December 31, 2010, the Company employed approximately 2,054 people, of which approximately 19% were represented by unions through various collective bargaining agreements (CBAs). One CBA, representing 5% of our workforce, will expire during 2011. Our other CBAs expire between February 19, 2012 and December 31, 2013. We historically have had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current agreements.

Recent Accounting Pronouncements

In July 2010, the FASB issued Update 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” Update 2010-20 requires additional disclosure to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Update 2010-20 affects all entities with financing receivables, excluding short-term trade accounts receivables or receivables measures at fair value or lower cost of fair value. The Company adopted all of the provisions of Update 2010-20 related to disclosures of financing receivables as of December 31, 2010. The financing receivables disclosures related to activity that occurs during a reporting period are required to be adopted by the Company during the three months ending March 31, 2011. The Company included additional disclosures related to notes receivable outstanding as of December 31, 2010 and 2009 in Note 1 of the consolidated financial statements to satisfy the provisions of this recent accounting pronouncement.

In December 2010, the FASB issued Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in Update 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Update 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributed to the business combination included in the pro forma financial data. The Company is required to adopt all the provisions of Update 2010-29 for any business combinations for which

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquisition date is on or after January 1, 2011. The Company does not believe the provisions of this guidance will have a significant impact on the Company’s consolidated financial statements.

Reclassifications

Certain 2009 and 2008 amounts have been reclassified to conform to the 2010 presentation. The Company reclassified the non-cash charges recorded to reserves for accounts receivable and inventories to the other non-cash charge line on the consolidated statement of cash flows.

2.	INVENTORIES

Inventories at December 31 consist of the following (in thousands):

	2010	2009

Raw material	$33,396	$34,478
Work-in-process	4,887	4,868
Finished goods	45,061	46,950

Total inventory	$83,344	$86,296

3.	PROPERTY, PLANT, AND EQUIPMENT

Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2010	2009

Land and land improvements	$16,194	$16,261
Building and improvements	71,627	70,951
Machinery and equipment	214,241	210,141
Construction in progress	3,206	4,197

	305,268	301,550
Less accumulated depreciation and amortization	(146,916)	(126,846)

Property, plant and equipment, net	$158,352	$174,704

4.	ACQUISITIONS

In 2006, the Company acquired all of the outstanding stock of Home Impressions, Inc. (Home Impressions). As part of the purchase agreement with the former owners of Home Impressions, the Company was required to pay additional consideration based upon the operating results of Home Impressions. The Company paid $4,949,000 and $923,000 of such additional consideration during the years ended December 31, 2009 and 2008, respectively. These payments were recorded as additional goodwill. No more additional consideration payments are necessary under the purchase agreement.

In 2007, the Company acquired all of the outstanding stock of the Florence Corporation (Florence). The Company and the former owners of Florence have made a joint election under Internal Revenue Code (IRC) Section 338(h)(10) which allowed the Company to treat the stock purchase as an asset purchase for tax purposes. In connection with the 338(h)(10) election, and pursuant to the terms of the Stock Purchase Agreement, the Company made additional cash payments to the former shareholders of Florence totaling $7,801,000 during the year ended December 31, 2008. This additional consideration was recorded as additional goodwill. As a result of the 338(h)(10) election, goodwill in the amount of $74,778,000 is fully deductible for tax purposes.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Balance at beginning of year	$392,704	$443,925
Goodwill acquired/ acquisition adjustment	—	4,838
Impairment	(66,589)	(59,008)
Foreign currency translation	(460)	2,949

Balance at end of year	$325,655	$392,704

Goodwill noted above is net of accumulated impairment losses of $125,597,000 and $59,008,000 as of December 31, 2010 and 2009, respectively, which were generated as a result of the impairment charges noted below. No accumulated impairment losses were recognized prior to the year ended December 31, 2009.

The Company performed its annual goodwill impairment test as of October 31, 2010 and 2009. Additionally, the Company performed interim impairment tests as of March 31, 2009 and June 30, 2009. As a result, the Company recognized goodwill impairment charges during the years ended December 31, 2010 and 2009.

The Company tested 10 reporting units with goodwill for impairment during the October 31, 2010 test compared to 11 reporting units with goodwill in the 2009 goodwill impairment tests. The number of reporting units decreased as the Company consolidated the manufacturing and management of one reporting unit into another reporting unit during 2010.

Step one of the goodwill impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill. The fair value of each reporting unit was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital (WACC). The WACC is calculated based upon the capital structure of seven market participants in our peer group. The following table summarizes the WACC used during the goodwill impairment test performed during 2010 compared to the last impairment test performed in 2009:

Date of Impairment Test	WACC

October 31, 2009	11.9% to 12.9%
October 31, 2010	12.0% to 12.9%

Other assumptions used to calculate a fair value for each reporting unit include projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and seven market participants in a peer group. A third-party forecast of housing starts was utilized to estimate revenue growth for future periods.

During our 2010 and 2009 goodwill impairment tests, we identified reporting units with carrying values in excess of fair value due to decreased revenue projections. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting units was less than their carrying values by $66,589,000 and $59,008,000 for the

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2010 and 2009, respectively, which have been recorded as impairment charges. No goodwill impairment charges were recorded in 2008.

The Company identified three reporting units with carrying values in excess of fair value in step one of the 2010 goodwill impairment test. Another reporting unit would have failed step one if the Company used a WACC of 13.5%, reduced earnings multiples by a factor of 1.7, or reduced the compounded annual revenue growth rate by 1.1%.

The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock does not increase, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Estimated
	Amount	Amortization	Amount	Amortization	Life

Trademark	$35,403	$—	$40,612	$—	indefinite
Trademark	2,118	(910)	2,115	(744)	2 to 15 years
Unpatented technology/patent	5,732	(2,319)	5,732	(1,795)	5 to 20 years
Customer relationships	42,573	(16,937)	48,086	(12,910)	5 to 15 years
Non-competition agreements	2,802	(2,067)	2,799	(1,713)	5 to 10 years

	$88,628	$(22,233)	$99,344	$(17,162)

Acquired intangible asset amortization expense for the years ended December 31, 2010, 2009, and 2008 aggregated approximately $5,179,000, $5,201,000, and $5,614,000, respectively. The Company also recognized impairment charges of $10,375,000 and $1,090,000 during the years ended December 31, 2010 and 2009, respectively, related to the trademark and customer relationship intangible assets. The impairment charges related to the trademarks were recognized as a result of the Company’s impairment test of indefinite-lived intangibles. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method. The impairment charge related to the customer relationship asset was recognized as a result of the estimated future undiscounted cash flows of the asset being less than its carrying value. The fair value of the impaired customer relationship was determined using an income approach consisting of the excess earnings method.

Amortization expense related to acquired intangible assets subject to amortization as of December 31, 2010 for the next five years ended December 31 is estimated as follows (in thousands):

2011	$4,548
2012	$4,424
2013	$4,132
2014	$3,245
2015	$3,139

6.	INVESTMENTS IN PARTNERSHIPS

On May 24, 2010, the Company entered into a membership interest purchase agreement to acquire a 10% membership interest in Structural Soft, LLC (Structure Soft) for $1,500,000. Structural Soft is a developer of software used in the design of residential construction projects. The investment is accounted for using the

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity method of accounting, under which the Company’s share of the earnings of the investee is recognized in income as earned and distributions are credited against the investment when received. The Company’s proportionate share in the net assets of Structural Soft was approximately $106,000 at December 31, 2010. The Company’s investment exceeded its applicable share of Structural Soft’s net assets at the date the membership interest was purchased and resulted in an equity-method intangible asset. The equity-method intangible asset was valued at $1,239,000 as of December 31, 2010.

The Company sold a 31% partnership interest in a steel pickling joint venture with Samuel Manu-Tech, Inc. on February 1, 2010 as a part of the transaction to sell the majority of the assets of the Processed Metal Products business as disclosed in Note 14. The Company’s investment in the partnership was approximately $2,474,000 at December 31, 2009.

7.	ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following (in thousands):

	2010	2009

Compensation	$13,827	$11,101
Insurance	8,497	9,155
Customer rebates	8,183	7,724
Other	9,870	10,777

	$40,377	$38,757

8.	DEBT

Long-term debt at December 31 consists of the following (in thousands):

	2010	2009

8% Senior Subordinated Notes due December 1, 2015 with interest payable in semiannual installments at an 8.25% effective rate, recorded net of unamortized discount of $2,027 and $2,350 at December 31, 2010 and 2009, respectively	201,973	201,650
Revolving credit facility	—	50,000
Other debt	5,224	5,632

Total debt outstanding	207,197	257,282
Less current maturities	408	408

Total long-term debt	$206,789	$256,874

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

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the revolving credit facility bear interest at a variable rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50%, plus 3.25% or, at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. No amounts were drawn on the revolving credit facility as of December 31, 2010. At December 31, 2009, amounts outstanding under the revolving credit facility bore interest at an annual rate of 4.75%. Standby letters of credit of $13,699,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company at December 31, 2010. These letters of credit reduce the amount otherwise available under the revolving credit facility. At December 31, 2010, the Company had $85,775,000 of availability under the revolving credit facility.

Borrowings under the term loan bore interest at LIBOR, with a LIBOR floor of 1.50%, plus 3.75% or, at the Company’s option, an alternate base rate. The Company was required to repay $575,000 on the term loan each quarter until the remaining balance came due in 2012. On October 30, 2009, the Company paid off its term loan balance with funds available under the revolving credit facility. During the three years ended December 31, 2010, the Company entered into an interest rate swap to fix a portion of the variable-rate debt outstanding under this term loan. See Note 1 for more information regarding the interest rate swap.

As a result of the modification of terms under the revolving credit facility and the early payment of the term loan, the Company incurred a $1,424,000 charge to write off deferred financing costs during the year ended December 31, 2009.

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of December 31, 2010, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Company’s significant domestic subsidiaries have guaranteed the obligations under the Senior Credit Agreement.

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

The aggregate maturities of long-term debt for the next five years and thereafter are as follows:

2011	$408
2012	$408
2013	$408
2014	$400
2015	$202,373
Thereafter	$3,200

Total cash paid for interest in the years ended December 31, 2010, 2009, and 2008, was $19,372,000, $25,582,000 and $32,528,000, respectively.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  EMPLOYEE RETIREMENT PLANS

The Company has an unfunded supplemental pension plan which provides defined pension benefits to certain salaried employees upon retirement. Benefits under the plan are based on the salaries of individual plan participants in the year they were admitted into the plan. The plan has been frozen and no additional participants will be added to the plan in the future. The following table presents the changes in the plan’s projected benefit obligation, fair value of plan assets, and funded status for the years ended December 31 (in thousands):

	2010	2009	2008

Projected benefit obligation at beginning of year	$3,131	$2,989	$2,609
Service cost	80	111	147
Interest cost	171	175	162
Prior service costs	—	125	134
Actuarial gain	(328)	(87)	(10)
Benefits paid	(324)	(182)	(53)

Projected benefit obligation at end of year	2,730	3,131	2,989
Fair value of plan assets	—	—	—

Under funded status	(2,730)	(3,131)	(2,989)

Unamortized prior service costs	82	192	134
Unrecognized actuarial gain	(490)	(162)	(75)

Net amount recognized	$(3,138)	$(3,101)	$(2,930)

Amounts recognized in the consolidated financial statements consist of (in thousands):
Accrued pension liability	$(2,730)	$(3,131)	$(2,989)
Pre-tax accumulated other comprehensive (income) loss — retirement liability adjustment	(408)	30	59

Net amount recognized	$(3,138)	$(3,101)	$(2,930)

The plan’s accumulated benefit obligation equaled the projected benefit obligation at December 31, 2010, 2009, and 2008. The measurement date used to determine pension benefit measures is December 31.

Components of net periodic pension cost for the years ended December 31 are as follows (in thousands):

	2010	2009	2008

Service cost	$80	$111	$147
Interest cost	171	175	162
Amortization of prior service costs	110	67	—

Net periodic pension cost	$361	$353	$309

Assumptions used to calculate the benefit obligation:
Discount rate	5.50%	5.75%	6.00%

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2011	$351
2012	$335
2013	$302
2014	$295
2015	$295
Years 2016 — 2020	$924

All U.S. subsidiaries participate in the Company’s 401(k) Plan. In addition, certain subsidiaries have multi-employer non-contributory retirement plans providing for defined contributions to union retirement funds.

Total expense for all retirement plans was $1,308,000, $1,648,000, and $2,237,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Expenses have decreased from the year ended December 31, 2008 as a result of staff reductions and the suspension of the Company-match to the Company’s 401(k) Plan for portions of both years ended December 31, 2010 and 2009.

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

	2010	2009	2008

Benefit obligation at beginning of year	$4,115	$4,446	$4,172
Service cost	13	65	71
Interest cost	226	269	255
Plan amendments and curtailments	(167)	(857)	—
Actuarial loss	1,308	432	161
Benefits paid	(294)	(240)	(213)

Benefit obligation at end of year	5,201	4,115	4,446
Fair value of plan assets	—	—	—

Under funded status	(5,201)	(4,115)	(4,446)
Unrecognized prior service costs	(2)	(17)	(51)
Unrecognized actuarial loss	1,745	621	1,130

Accumulated postretirement benefit obligation	$(3,458)	$(3,511)	$(3,367)

Amounts recognized in the consolidated financial statements at December 31 consist of (in thousands):

	2010	2009	2008

Accrued postretirement benefit liability	$(5,201)	$(4,115)	$(4,446)
Pre-tax accumulated other comprehensive loss — OPEB liability adjustment	1,743	604	1,079

Net amount recognized	$(3,458)	$(3,511)	$(3,367)

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 are as follows (in thousands):

	2010	2009	2008

Service cost	$13	$65	$71
Interest cost	226	269	255
Amortization of unrecognized prior service cost	(5)	(18)	(18)
Curtailment cost	(9)	(17)	—
Loss amortization	17	84	65

Net periodic postretirement benefit cost	$242	$383	$373

Assumptions used to calculate the benefit obligation:
Discount rate	5.50%	5.75%	6.00%

For measurement purposes, an 11.0%, 9.0%, and 10.0% annual rate of increase in the per capita cost of medical costs before age 65, medical costs after age 65, and prescription drug costs, respectively, were assumed for 2011, gradually decreasing to 5.0% in 2018. The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated postretirement benefit obligation at December 31, 2010, by approximately $617,000 and $562,000, respectively, and increase or decrease the annual service and interest costs by approximately $31,000 and $27,000, respectively.

The measurement date used to determine postretirement benefit obligation measures is December 31.

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2011	$292
2012	$312
2013	$341
2014	$366
2015	$366
Years 2016 — 2020	$1,871

The Patient Protection and Affordable Care Act (PPACA) was signed into law on March 23, 2010. On March 30, 2010, the Health Care and Education Reconciliation Act of 2010, which amends certain aspects of the PPACA was signed into law. The new laws have a financial impact on the Company’s postretirement health care plan. The effects of health care reform have been properly reflected in the accumulated postretirement benefit obligation as of December 31, 2010 and the related net periodic postretirement benefit cost charged to expense for the year then ended.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The cumulative balance of each component of accumulated other comprehensive (loss) income is as follows (in thousands):

	Foreign	Minimum	Unamortized	Unrealized	Accumulated
	Currency	Pension	Post Retirement	Loss on	Other
	Translation	Liability	Health Care	Interest Rate	Comprehensive
	Adjustment	Adjustment	Costs	Swaps	(Loss) Income

Balance at January 1, 2009	$(7,680)	$(36)	$(683)	$(2,426)	$(10,825)
Changes during year ended December 31, 2009	7,057	17	301	1,220	8,595

Balance at December 31, 2009	(623)	(19)	(382)	(1,206)	(2,230)
Changes during year ended December 31, 2010	(591)	277	(722)	1,206	170

Balance at December 31, 2010	$(1,214)	$258	$(1,104)	$—	$(2,060)

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

The Company also has stock options and restricted stock outstanding under plans that were terminated prior to the Plan being approved by the Board of Directors and shareholders. The termination of those plans did not modify, amend, or otherwise affect the terms of any outstanding awards on the date of termination. The Company recognized compensation expense of $47,000, $47,000, and $67,000, in connection with awards that vested under those previously terminated plans during the years ended December 31, 2010, 2009, and 2008, respectively.

During the years ended December 31, the following tables provides the number of restricted stock units (that will convert to shares upon vesting), restricted shares, and non-qualified stock options that were issued

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the years ended December 31 along with the weighted average grant date fair value of each type of award:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
Awards	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value

Restricted Stock Units	169,867	$16.80	287,153	$11.89	167,274	$15.23
Restricted Shares	6,000	$12.74	6,000	$7.92	6,000	$14.84
Non-qualified Stock Options	131,000	$4.62	146,850	$7.88	244,800	$6.72

At December 31, 2010, 1,245,650 shares were available for issuance under the Plan. Of this amount, 900,000 are available for incentive stock options. The Company recognized compensation expense in connection with the vesting of stock options and the lapse of restrictions on restricted shares and restricted stock units issued under the Plan in the amounts of $4,268,000, $4,360,000, and $4,519,000 in the years ended December 31, 2010, 2009, and 2008, respectively.

The fair value of the restricted shares and restricted stock units issued during the three years ended December 31, 2010 was based on the grant date market price. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. Expected stock volatility was based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options. The following table provides the weighted average assumptions used to value stock options issued during the years ended December 31, 2010, 2009, and 2008:

				Risk-free	Annual
	Fair Value	Expected Life	Stock Volatility	Interest Rate	Forfeiture Rate	Dividend Yield

2010 Grants	$4.62	5.70 Years	55.9%	1.7%	18.0%	0.0%
2009 Grants	$7.88	5.20 Years	67.6%	2.3%	8.2%	0.1%
2008 Grants	$6.72	5.00 Years	49.3%	3.0%	4.3%	1.4%

The tax benefits recognized related to equity compensation expense in the years ended December 31, 2010, 2009, and 2008 were $1,640,000, $1,675,000 and $1,743,000, respectively.

In 2009, the Company awarded 905,000 performance stock units. As of December 31, 2010, 884,667 of the originally awarded performance stock units remain outstanding after forfeitures and re-issuances. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ending December 31, 2009, 2010, and 2011. The performance stock units earned will be converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and will be paid in January 2012. During the first two performance periods consisting of the years ended December 31, 2010 and 2009, participants earned 0% and 34% of target, respectively, aggregating 100,300 performance stock units compared to the target of 589,834 awards.

The cost of performance stock awards is being accrued over the vesting period which ends December 31, 2011. As of December 31, 2010 and 2009, the value of the performance stock units accrued was based on weighted average fair value of $7.92 and $13.73 per unit awarded, respectively. The fair value per unit awarded was estimated using the actual performance stock units earned during the first two performance periods ended December 31, 2010 and 2009, an estimate of the number of units expected to be earned during the remaining performance period ending December 31, 2011, and the estimated trailing 90-day closing price of the Company’s stock as of December 31, 2011 discounted to present value. During the years ended December 31, 2010 and 2009, the Company recognized $2,310,000 and $1,601,000 of compensation expense in connection with the vesting of performance stock units estimated to be earned.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the years ended December 31, 2010, 2009, and 2008, respectively, 153,383, 130,437, and 75,781 restricted stock units that will convert to cash upon vesting were credited to participant accounts. At December 31, 2010 and 2009, the value of the restricted stock units in the MSPP was $11.03 and $10.52 per unit, respectively. At December 31, 2010 and 2009, 457,343 and 303,961 restricted stock units were credited to participant accounts including 84,635 and 33,368, respectively, of unvested restricted stock units.

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2010:

		Weighted Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

$8.90 - $12.41	160,650	9.2	$9.61	18,287	$12.34
$13.72 - $14.90	120,275	8.6	$13.82	36,337	$13.92
$18.78 - $21.75	128,531	6.2	$19.26	108,156	$19.35
$22.16 - $23.78	220,325	6.6	$22.87	168,856	$23.07

	629,781			331,636

The weighted average remaining life of options exercisable at December 31, 2010 is 6.5 years. The intrinsic value of options exercisable at December 31, 2010 was $22,000.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock option transactions:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise Price	Remaining Life	Intrinsic Value

Balance at January 1, 2008	522,820	$18.84
Granted	244,800	17.81
Exercised	(23,560)	10.36
Forfeited	(145,653)	17.79

Balance at December 31, 2008	598,407	$19.01
Granted	146,850	13.56
Exercised	(5,025)	9.38
Forfeited	(109,343)	18.93

Balance at December 31, 2009	630,889	$17.88
Granted	131,000	8.90
Exercised	(28,586)	9.46
Forfeited	(103,522)	14.25

Balance at December 31, 2010	629,781	$17.02	7.6 Years	$637,000

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $13.57 per share market price of the Company’s common stock as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 were $128,000, $32,000, and $249,000, respectively. The aggregate fair value of restricted stock units that vested during 2010, 2009, and 2008 was $3,040,000, $1,930,000, and $976,000, respectively. The aggregate fair value of restricted shares that vested during the years ended December 31, 2010, 2009, and 2008 was $150,000, $48,000, and $245,000, respectively.

The following table summarizes information about restricted stock:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value

Balance at January 1, 2010	18,000	$15.52
Granted	6,000	12.74
Vested	(12,000)	14.13

Balance at December 31, 2010	12,000	$15.52

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about restricted stock units that will convert to shares upon vesting:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value

Balance at January 1, 2010	579,171	$16.17
Granted	169,867	16.80
Converted	(186,527)	15.81
Forfeited	(19,978)	15.14

Balance at December 31, 2010	542,533	$16.53

As of December 31, 2010, there was $5,034,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted share units. That cost is expected to be recognized over a weighted average period of 2.2 years.

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

As disclosed in Note 1 of the consolidated financial statements, the Company settled an interest rate swap during 2010. As a result, the Company no longer recognizes the fair value of the interest rate swap on the consolidated balance sheet as of December 31, 2010. The Company does not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2010.

The Company applied the provisions of FASB ASC Topic 820 during the goodwill impairment test performed as of October 31, 2010 and the impairment test performed during 2009. Step one of the goodwill impairment test consists of determining a fair value for each of the Company’s ten reporting units. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used two valuation models to estimate the fair values of its reporting units, using Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, terminal

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value, the weighted-average cost of capital used to discount future cash flows, and earnings multiples. As a result of the goodwill impairment test performed during 2010 and 2009, the Company recognized goodwill impairment charges. The fair value measurements of the reporting units under the step one and step two analyses include unobservable inputs defined above that are classified as Level 3 inputs. See Note 5 of the consolidated financial statements for the results of the Company’s goodwill impairment tests.

During 2010 and 2009, the Company also recognized impairments to trademark and customer relationship intangible assets. The impairment charges were calculated by determining the fair value of these assets. The fair value measurements were calculated using unobservable inputs including discounted cash flow analyses classified as Level 3 inputs. See Note 5 of the consolidated financial statements for more disclosure regarding the impairment of intangible assets.

The Company also recognized the impairment of certain property, plant, and equipment during the years ended December 31, 2010 and 2008. The impairment charges were calculated by determining the fair value of the property, plant, and equipment using unobservable inputs including market data for transactions involving similar assets. These inputs are classified as Level 3 inputs. See Note 15 of the consolidated financial statements for more disclosure regarding the impairment of certain property, plant, and equipment.

The Company’s financial instruments primarily consist of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable, long-term debt, and interest rate swaps. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At December 31, 2010, the fair value of outstanding debt was $218,404,000 compared to its carrying value of $207,197,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices.

14.  DISCONTINUED OPERATIONS

On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products business. The assets were sold for $29,164,000, net of a working capital adjustment of $936,000. This transaction finalized the Company’s exit from the steel processing business and established the Company solely as a manufacturer and distributor of products for building markets. The Company incurred an after-tax loss of $19,042,000 from the transaction, net of $11,183,000 of tax benefits. The Company did not sell certain real estate held by the Processed Metal Products business and the receivables generated from the operation of the business prior to its sale. Subsequent to February 1, 2010, the Company collected these receivables net of uncollectible amounts. As of December 31, 2010, the remaining property, plant, and equipment were classified as assets of discontinued operations on the balance sheet. These assets are held for sale as of December 31, 2010 and are reflected at the lesser of their carrying values less cost to sell.

During 2008, the Company determined that its SCM Metal Products subsidiaries (SCM) no longer provided a strategic fit with its long-term growth and operational objectives. In October 2008, the Company entered into a definitive agreement to sell the issued and outstanding capital stock of SCM, a copper powdered metal business, for a purchase price of $43,702,000. The final purchase price is net of working capital adjustments and transaction fees. The purchase price was payable by delivery of a promissory note in the principal amount of $8,500,000 payable March 31, 2012 and cash. Interest is payable on the promissory note quarterly at interest rates that increase over time from 8% to 12% per annum. The sale resulted in a pre-tax loss of $12,995,000 recorded in 2008. During 2009, the Company recorded a $376,000 gain as a result of purchase price adjustments related to the sale of SCM.

During 2007, the Company committed to a plan to dispose of the assets of its bath cabinet manufacturing. Certain assets of this business were not disposed of in 2007. The Company recognized a $730,000 impairment charge to recognize the assets at fair value during the year ended December 31, 2009 and sold assets during 2010. The Company incurred costs related to these assets during the years ended December 31, 2010, 2009, and 2008.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations for the Processed Metal Products, SCM, and the bath cabinet manufacturing businesses have been classified as discontinued operations in the consolidated financial statements for all periods presented.

The Company allocates interest to its discontinued operations in accordance with FASB ASC Subtopic 205-20, “Presentation of Financial Statements — Discontinued Operations.” Interest was allocated based on the amount of net assets held by the discontinued operation in comparison to consolidated net assets.

Components of income from discontinued operations for the years ended December 31 are as follows (in thousands):

	2010	2009	2008

Net sales	$16,575	$142,447	$355,839
Operating expenses	(16,361)	(157,895)	(334,672)
Loss on sale of business	(30,225)	376	(12,995)
Interest expense allocation	(208)	(2,807)	(5,013)

(Loss) income from discontinued operations before taxes	$(30,219)	$(17,879)	$3,159

15.  EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of its facilities and product lines. The Company consolidated six, six, and eighteen facilities during 2010, 2009, and 2008, respectively, in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. As of December 31, 2010, the Company expects to incur approximately $800,000 of additional exit activity costs related to moving and severance costs related to facilities closed during the fourth quarter of 2010. Other than those facilities, the Company has not specifically identified any other facilities to close or consolidate as of December 31, 2010 and, therefore, does not expect to incur any material exit activity costs for future restructuring activities. However, if future opportunities for cost savings are identified, other facility consolidations and closings will be considered.

During the year ended December 31, 2010, the Company incurred $4,320,000 of asset impairment charges related to the impairment of three facilities and other assets in connection with the restructuring activities noted above. The Company incurred $2,509,000 of asset impairment charges for the year ended December 31, 2008 including a $1,370,000 impairment charge for a plant closure and a $1,139,000 impairment charge for a software application no longer in use. The fair values of the impaired assets were determined using a market approach relying upon significant assumptions primarily associated with sales data of assets having similar utility.

The following table provides a summary of where the exit activity costs and asset impairments are recorded in the consolidated statement of operations for the years ended December 31 (in thousands):

	2010	2009	2008

Cost of sales	$6,364	$1,705	$4,157
Selling, general, and administrative expense	806	880	1,414

Total exit activity costs and asset impairment charges	$7,170	$2,585	$5,571

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2010	2009

Accrued costs at beginning of year	$1,813	$1,121
Exit activity costs recognized	2,850	2,585
Cash payments	(2,600)	(1,893)

Accrued costs at end of year	$2,063	$1,813

16.	INCOME TAXES

The components of (loss) income before income taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2010	2009	2008

Domestic	$(90,978)	$(58,894)	$29,774
Foreign	1,793	(1,591)	9,077

Total	$(89,185)	$(60,485)	$38,851

The (benefit of) provision for income taxes from continued operations for the years ended December 31 consisted of the following (in thousands):

	2010	2009	2008

Current:
U.S. Federal	$(6,136)	$(3,420)	$9,010
State	346	605	2,489
Foreign	630	(104)	3,286

Total current	(5,160)	(2,919)	14,785

Deferred:
U.S. Federal	(10,826)	(10,664)	840
State	483	(5,428)	(428)
Foreign	(286)	(405)	(652)

Total deferred	(10,629)	(16,497)	(240)

Total	$(15,789)	$(19,416)	$14,545

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (benefit of) provision for income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	2010	2009	2008
Current:
U.S. Federal	$(1,577)	$(6,631)	$1,619
State	—	(48)	(183)
Foreign	—	—	236

Total current	(1,577)	(6,679)	1,672

Deferred:
U.S. Federal	(9,997)	372	1,423
State	(973)	(616)	291
Foreign	—	—	11

Total deferred	(10,970)	(244)	1,725

Total	$(12,547)	$(6,923)	$3,397

The (benefit of) provision for income taxes from continuing operations differs from the federal statutory rate of 35% for the years December 31 due to the following (in thousands):

	2010		2009		2008

Statutory rate	$(31,215)	35.0%	$(21,170)	35.0%	$13,598	35.0%
State income taxes, less federal effect	539	(0.6)%	(3,135)	5.2%	1,340	3.4%
Foreign rate differential	(104)	0.1%	60	(0.1)%	(776)	(2.0)%
Uncertain tax positions	305	(0.3)%	107	(0.2)%	420	1.1%
Intangible asset impairment	14,560	(16.3)%	4,081	(6.7)%	—	—
Other	126	(0.2)%	641	(1.1)%	(37)	(0.1)%

	$(15,789)	17.7%	$(19,416)	32.1%	$14,545	37.4%

Deferred tax liabilities (assets) at December 31 consist of the following (in thousands):

	2010	2009

Depreciation	$22,037	$24,475
Goodwill	15,513	18,912
Intangible assets	13,897	19,094
Other	498	247

Gross deferred tax liabilities	51,945	62,728

Equity compensation	(8,463)	(7,206)
Other	(13,032)	(13,946)

Gross deferred tax assets	(21,495)	(21,152)
Valuation allowances	2,829	1,779

Deferred tax assets, net of valuation allowances	(18,666)	(19,373)

Net deferred tax liabilities	$33,279	$43,355

Net current deferred tax assets of $6,584,000 and $8,463,000 are included in other current assets in the consolidated balance sheet at December 31, 2010 and 2009, respectively.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes include net deferred tax assets relating to certain state and foreign tax jurisdictions. A reduction of the carrying amount of deferred tax assets by a valuation allowance are required if it is more likely than not that such assets will not be realized. During 2010, the Company recorded an additional valuation allowance of $2,400,000 due to the uncertainty of its ability to utilize the deferred tax assets related to one state. The deferred tax assets in that state primarily relate to state net operating losses and intangible assets.

During the years ended December 31, 2010 and 2009, the Company received income tax refunds, net of cash paid for income taxes, of $6,085,000 and $3,516,000, respectively. Cash paid for income taxes, net of tax refunds, in the year ended December 31, 2008 was $15,825,000.

Provision has not been made for U.S. taxes on $27,309,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. As of December 31, 2010, the Company’s foreign operations held $14,517,000 of cash that provides foreign operations with liquidity to reinvest in working capital and capital expenditures for their operations. Any excess earnings could be used to grow the Company’s foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009

Balance at beginning of year	$2,165	$2,499
Additions for tax positions of the current year	239	242
Additions for tax positions of prior years	138	408
Reductions for tax positions of prior years for:
Settlements during the period	(372)	(972)
Lapses of applicable statute of limitation	(10)	(12)

Balance at end of year	$2,160	$2,165

The company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to six years. Currently, we do not have any returns under examinations in our U.S. state jurisdictions.

During 2010, the Internal Revenue Service concluded their examination of the Company’s income tax returns for 2009 and the State of Alabama concluded their examination on the Company’s tax returns for years ended December 31, 2005, 2006, 2007, and 2008. As a result of these audits, the Company recognized a $372,000 reduction in its reserve for unrecognized tax benefits.

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $2,160,000 and $2,165,000 as of December 31, 2010 and 2009, respectively.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest (net of federal tax benefit) and penalties of $115,000, $171,000, and $123,000 in the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010, the Company has net operating loss carry forwards for state and foreign income tax purposes totaling $34,930,000 which will expire between 2012 and 2030. The Company recognized $2,488,000 of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	NET (LOSS) INCOME PER SHARE

Basic (loss) income per share is based on the weighted average number of common shares outstanding. Diluted (loss) income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise of shares issuable under the equity compensation plans described in Note 12. The weighted average number of shares and conversions utilized in the calculation of diluted earnings per share does not include potential anti-dilutive common shares aggregating 1,041,000, 1,222,000, and 676,000 at December 31, 2010, 2009, and 2008, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands):

	2010	2009	2008

Numerator:
(Loss) income from continuing operations	$(73,396)	$(41,069)	$24,306
Loss from discontinued operations	(17,672)	(10,956)	(238)

(Loss) income available to common stockholders	$(91,068)	$(52,025)	$24,068

Denominator:
Denominator for basic (loss) income per share:
Weighted average shares outstanding	30,303	30,135	29,981

Denominator for diluted (loss) income per share:
Weighted average shares outstanding	30,303	30,135	29,981
Potentially dilutive securities	—	—	212

Weighted average shares and conversions	30,303	30,135	30,193

For the years ended December 31, 2010 and 2009, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 157,695 and 193,131 shares for the years ended December 31, 2010 and 2009, respectively.

18.	COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases certain facilities and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2010, 2009, and 2008 aggregated $12,273,000, $13,372,000, and $12,813,000, respectively. Future minimum lease payments under these non-cancelable operating leases as of December 31, 2010, are as follows:

2011	$10,334
2012	$8,209
2013	$6,795
2014	$3,953
2015	$2,112
Thereafter	$2,972

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company offers various product warranties to its customers concerning the quality of its products and services. Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a related warranty accrual at December 31, 2010 and 2009 is not required.

The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operations.

Two members of the Company’s Board of Directors, Gerald S. Lippes and Arthur A. Russ, Jr., were partners in law firms that provide legal services to the Company. During the years ended December 31, 2010, 2009, and 2008, the Company incurred costs of $1,094,000, $1,162,000, and $1,729,000 for legal services from these firms, respectively. Of the amounts incurred, $176,000 related to the sale of the Processed Metal Products business during 2010 and was recognized as a component of discontinued operations. Additionally, $113,000 was capitalized as deferred debt issuance costs during 2009. All other amounts incurred during the years ended December 31, 2010, 2009, and 2008 were expensed as a component of selling, general, and administrative expenses. At December 31, 2010 and 2009, the Company had $292,000 and $160,000 recorded in accounts payable for these law firms, respectively.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the eleven participating lenders which have committed capital under the Company’s Senior Credit Agreement. As of December 31, 2010, the Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. See Note 8 to the financial statements for the terms of the Senior Credit Agreement and the amounts outstanding on the revolving credit facility as of December 31, 2010 and 2009.

19.	SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” establishes that principles for reporting information about operating segments in financial statements. Previously, the Company reported certain financial information for two reportable segments, Building Products and Processed Metal Products. On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products segment as discussed in Note 14 of the consolidated financial statements.

As a result of this divestiture and consideration of the principles of Topic 280, the Company determined that it now has only one reportable segment for external reporting purposes. The Company is organized in four operating segments that process steel, aluminum, resins, and other materials to produce a wide variety of construction products for use in the building markets. All four operating segments have been aggregated into one reportable segment on the basis that they have similar economic and operating characteristics. Prior period financial information included herein has been reclassified to reflect the financial position and results of operations as one segment.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 are as follows (in thousands):

	2010	2009	2008

Net sales
North America	$633,163	$643,087	$912,321
Europe	51,905	48,684	74,519

	$685,068	$691,771	$986,840

Long-lived assets
North America	$531,740	$682,171	$758,626
Europe	36,773	40,646	39,504

	$568,513	$722,817	$798,130

20.	SUPPLEMENTAL FINANCIAL INFORMATION

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2010
(In thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$600,742	$102,905	$(18,579)	$685,068
Cost of sales	—	495,034	90,045	(18,406)	566,673

Gross profit	—	105,708	12,860	(173)	118,395
Selling, general, and administrative expense	331	99,360	9,846	—	109,537
Intangible asset impairment	—	76,964	—	—	76,964

(Loss) income from operations	(331)	(70,616)	3,014	(173)	(68,106)
Interest (expense) income	(16,111)	(5,061)	12	—	(21,160)
Equity in partnerships’ income and other income	—	54	27	—	81

(Loss) income before taxes	(16,442)	(75,623)	3,053	(173)	(89,185)
(Benefit of) provision for income taxes	(6,592)	(9,741)	544	—	(15,789)

(Loss) income from continuing operations	(9,850)	(65,882)	2,509	(173)	(73,396)
Discontinued operations:
Loss from discontinued operations before taxes	—	(30,219)	—	—	(30,219)
Benefit of income taxes	—	(12,547)	—	—	(12,547)

Loss from discontinued operations	—	(17,672)	—	—	(17,672)
Equity in earnings from subsidiaries	(81,045)	2,509	—	78,536	—

Net (loss) income	$(90,895)	$(81,045)	$2,509	$78,363	$(91,068)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2009
(In thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$617,068	$88,596	$(13,893)	$691,771
Cost of sales	—	495,433	78,781	(12,812)	561,402

Gross profit	—	121,635	9,815	(1,081)	130,369
Selling, general, and administrative expense	(85)	98,141	9,908	—	107,964
Intangible asset impairment	—	60,098	—	—	60,098

Income (loss) from operations	85	(36,604)	(93)	(1,081)	(37,693)
Interest (expense) income	(15,840)	(7,292)	24	—	(23,108)
Equity in partnerships’ income and other income	—	301	15	—	316

Loss before taxes	(15,755)	(43,595)	(54)	(1,081)	(60,485)
Benefit of income taxes	(6,132)	(12,785)	(499)	—	(19,416)

(Loss) income from continuing operations	(9,623)	(30,810)	445	(1,081)	(41,069)
Discontinued operations:
Loss from discontinued operations before taxes	—	(17,879)	—	—	(17,879)
Benefit of income taxes	—	(6,923)	—	—	(6,923)

Loss from discontinued operations	—	(10,956)	—	—	(10,956)
Equity in earnings from subsidiaries	(41,321)	445	—	40,876	—

Net (loss) income	$(50,944)	$(41,321)	$445	$39,795	$(52,025)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2008
(In thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$870,103	$134,430	$(17,693)	$986,840
Cost of sales	—	694,305	110,470	(16,494)	788,281

Gross profit	—	175,798	23,960	(1,199)	198,559
Selling, general, and administrative expense	(397)	122,313	12,829	—	134,745

Income from operations	397	53,485	11,131	(1,199)	63,814
Interest expense	(15,100)	(9,156)	(1,431)	—	(25,687)
Equity in partnerships’ income and other income	—	714	10	—	724

(Loss) income before taxes	(14,703)	45,043	9,710	(1,199)	38,851
(Benefit of) provision for income taxes	(5,440)	17,277	2,708	—	14,545

(Loss) income from continuing operations	(9,263)	27,766	7,002	(1,199)	24,306
Discontinued operations:
Income from discontinued operations before taxes	—	1,818	1,341	—	3,159
Provision for income taxes	—	3,153	244	—	3,397

(Loss) income from discontinued operations	—	(1,335)	1,097	—	(238)
Equity in earnings from subsidiaries	34,530	8,099	—	(42,629)	—

Net income	$25,267	$34,530	$8,099	$(43,828)	$24,068

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2010
(In thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$—	$46,349	$14,517	$—	$60,866
Accounts receivable, net	—	60,190	14,354	—	74,544
Intercompany balances	17,194	5,657	(22,851)	—	—
Inventories	—	75,609	7,735	—	83,344
Other current assets	6,592	13,536	956	—	21,084
Assets of discontinued operations	—	2,539	—	—	2,539

Total current assets	23,786	203,880	14,711	—	242,377
Property, plant, and equipment, net	—	144,417	13,935	—	158,352
Goodwill	—	292,592	33,063	—	325,655
Acquired intangibles	—	55,921	10,474	—	66,395
Investments in partnerships	—	1,345	—	—	1,345
Other assets	3,613	13,152	1	—	16,766
Investment in subsidiaries	616,787	55,172	—	(671,959)	—

	$644,186	$766,479	$72,184	$(671,959)	$810,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$50,401	$8,876	$—	$59,277
Accrued expenses	1,360	35,911	3,106	—	40,377
Current maturities of long-term debt	—	408	—	—	408
Liabilities of discontinued operations	—	56	—	—	56

Total current liabilities	1,360	86,776	11,982	—	100,118
Long-term debt	201,973	4,816	—	—	206,789
Deferred income taxes	—	35,291	4,572	—	39,863
Other non-current liabilities	—	22,809	458	—	23,267
Shareholders’ equity	440,853	616,787	55,172	(671,959)	440,853

	$644,186	$766,479	$72,184	$(671,959)	$810,890

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2009
(In thousands)

			Non-
	Gibraltar	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$—	$10,105	$13,491	$—	$23,596
Accounts receivable, net	—	59,569	12,213	—	71,782
Intercompany balances	21,321	5,734	(27,055)	—	—
Inventories	—	79,461	6,835	—	86,296
Other current assets	6,132	17,523	1,858	—	25,513
Assets of discontinued operations	—	44,938	—	—	44,938

Total current assets	27,453	217,330	7,342	—	252,125
Property, plant, and equipment, net	—	158,406	16,298	—	174,704
Goodwill	—	359,182	33,522	—	392,704
Acquired intangibles	—	70,287	11,895	—	82,182
Investments in partnerships	—	2,474	—	—	2,474
Other assets	4,335	13,473	3	—	17,811
Investment in subsidiaries	699,448	53,368	—	(752,816)	—
Assets of discontinued operations	—	52,942	—	—	52,942

	$731,236	$927,462	$69,060	$(752,816)	$974,942

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$39,235	$8,148	$—	$47,383
Accrued expenses	1,360	35,312	2,085	—	38,757
Current maturities of long-term debt	—	408	—	—	408
Liabilities of discontinued operations	—	22,468	—	—	22,468

Total current liabilities	1,360	97,423	10,233	—	109,016
Long-term debt	201,650	55,224	—	—	256,874
Deferred income taxes	—	46,751	5,067	—	51,818
Other non-current liabilities	—	16,399	392	—	16,791
Liabilities of discontinued operations	—	12,217	—	—	12,217
Shareholders’ equity	528,226	699,448	53,368	(752,816)	528,226

	$731,236	$927,462	$69,060	$(752,816)	$974,942

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
DECEMBER 31, 2010
(In thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net cash (used in) provided by continuing operations	$(15,397)	$65,051	$6,007	$—	$55,661
Net cash provided by discontinued operations	—	13,582	—	—	13,582

Net cash (used in) provided by operating activities	(15,397)	78,633	6,007	—	69,243

Cash Flows from Investing Activities
Net proceeds from sale of business	—	29,164	—	—	29,164
Net proceeds from sale of property, plant, and equipment	—	309	4	—	313
Purchases of investment in partnership	—	(1,250)	—	—	(1,250)
Purchases of property, plant, and equipment	—	(7,802)	(668)	—	(8,470)

Net cash provided by (used in) investing activities of continuing operations	—	20,421	(664)	—	19,757
Net cash used in investing activities of discontinued operations	—	(368)	—	—	(368)

Net cash provided by (used in) investing activities	—	20,053	(664)	—	19,389

Cash Flows from Financing Activities
Long-term debt payments	—	(58,967)	—	—	(58,967)
Proceeds from long-term debt	—	8,559	—	—	8,559
Intercompany financing	16,187	(11,870)	(4,317)	—	—
Purchase of treasury stock at market rates	(1,114)	—	—	—	(1,114)
Payment of deferred financing costs	—	(164)	—	—	(164)
Excess tax benefit from stock compensation	54	—	—	—	54
Net proceeds from issuance of common stock	270	—	—	—	270

Net cash provided by (used in) financing activities	15,397	(62,442)	(4,317)	—	(51,362)

Net increase in cash and cash equivalents	—	36,244	1,026	—	37,270
Cash and cash equivalents at beginning of year	—	10,105	13,491	—	23,596

Cash and cash equivalents at end of year	$—	$46,349	$14,517	$—	$60,866

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
DECEMBER 31, 2009
(In thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net cash (used in) provided by continuing operations	$(15,384)	$105,886	$9,336	$—	$99,838
Net cash provided by discontinued operations	—	31,761	—	—	31,761

Net cash (used in) provided by operating activities	(15,384)	137,647	9,336	—	131,599

Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(8,888)	(886)	—	(9,774)
Additional consideration for acquisitions	—	(4,949)	—	—	(4,949)
Net proceeds from sale of property, plant, and equipment	—	271	27	—	298

Net cash used in investing activities from continuing operations	—	(13,566)	(859)	—	(14,425)
Net cash used in investing activities for discontinued operations	—	(1,038)	—	—	(1,038)

Net cash used in investing activities	—	(14,604)	(859)	—	(15,463)

Cash Flows from Financing Activities
Long-term debt payments	—	(182,401)	—	—	(182,401)
Proceeds from long-term debt	—	83,022	—	—	83,022
Intercompany financing	17,470	(12,957)	(4,513)	—	—
Payment of deferred financing costs	—	(2,383)	—	—	(2,383)
Payment of dividends	(1,499)	—	—	—	(1,499)
Purchase of treasury stock at market rates	(634)	—	—	—	(634)
Net proceeds from issuance of common stock	47	—	—	—	47

Net cash provided by (used in) financing activities	15,384	(114,719)	(4,513)	—	(103,848)

Net increase in cash and cash equivalents	—	8,324	3,964	—	12,288
Cash and cash equivalents at beginning of year	—	1,781	9,527	—	11,308

Cash and cash equivalents at end of year	$—	$10,105	$13,491	$—	$23,596

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
DECEMBER 31, 2008
(In thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net cash (used in) provided by continuing operations	$(14,905)	$91,056	$7,690	$—	$83,841
Net cash provided by (used in) discontinued operations	—	25,004	(971)	—	24,033

Net cash (used in) provided by operating activities	(14,905)	116,060	6,719	—	107,874

Cash Flows from Investing Activities
Net proceeds from sale of business	—	23,208	11,994	—	35,202
Net proceeds from sale of property, plant, and equipment	—	2,508	30	—	2,538
Additional consideration for acquisitions	—	(8,724)	—	—	(8,724)
Purchases of property, plant, and equipment	—	(16,523)	(3,168)	—	(19,691)

Net cash provided by investing activities from continuing operations	—	469	8,856	—	9,325
Net cash used in investing activities for discontinued operations	—	(2,190)	(61)	—	(2,251)

Net cash (used in) provided by investing activities	—	(1,721)	8,795	—	7,074

Cash Flows from Financing Activities
Long-term debt payments	—	(184,447)	(490)	—	(184,937)
Proceeds from long-term debt	—	53,000	439	—	53,439
Intercompany financing	20,804	8,265	(29,069)	—	—
Payment of dividends	(5,985)	—	—	—	(5,985)
Tax benefit from equity compensation	—	(362)	—	—	(362)
Purchase of treasury stock at market rates	(164)	—	—	—	(164)
Payment of deferred financing costs	—	(104)	—	—	(104)
Net proceeds from issuance of common stock	250	—	—	—	250

Net cash provided by (used in) financing activities from continuing operations	14,905	(123,648)	(29,120)	—	(137,863)
Net cash used in financing activities for discontinued operations	—	—	(1,064)	—	(1,064)

Net cash provided by (used in) financing activities	14,905	(123,648)	(30,184)	—	(138,927)

Net decrease in cash and cash equivalents	—	(9,309)	(14,670)	—	(23,979)
Cash and cash equivalents at beginning of year	—	11,090	24,197	—	35,287

Cash and cash equivalents at end of year	$—	$1,781	$9,527	$—	$11,308

GIBRALTAR INDUSTRIES, INC.
QUARTERLY UNAUDITED FINANCIAL DATA
(In thousands, except per share data)

2010 Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31(1)	Total

Net sales	$157,528	$191,771	$182,061	$153,708	$685,068
Gross profit	29,415	39,066	31,303	18,611	118,395
Income (loss) from operations	2,579	11,693	5,463	(87,841)	(68,106)
(Loss) income from continuing operations	(2,316)	3,788	1,342	(76,210)	(73,396)
(Loss) income from discontinued operations	(18,915)	(307)	(145)	1,695	(17,672)
Net (loss) income	(21,231)	3,481	1,197	(74,515)	(91,068)
(Loss) income per share from continuing operations:
Basic	$(0.08)	$0.13	$0.04	$(2.51)	$(2.42)
Diluted	$(0.08)	$0.12	$0.04	$(2.51)	$(2.42)
(Loss) income per share from discontinued operations:
Basic	$(0.62)	$(0.01)	$(0.00)	$0.05	$(0.59)
Diluted	$(0.62)	$(0.01)	$(0.00)	$0.05	$(0.59)

2009 Quarter Ended	Mar. 31(1)	Jun. 30	Sep. 30	Dec. 31(1)	Total

Net sales	$166,339	$190,802	$190,520	$144,110	$691,771
Gross profit	18,602	37,950	44,717	29,100	130,369
(Loss) income from operations	(33,536)	13,923	18,280	(36,360)	(37,693)
(Loss) income from continuing operations	(21,026)	2,101	7,618	(29,762)	(41,069)
(Loss) income from discontinued operations	(6,590)	(2,029)	(2,706)	369	(10,956)
Net (loss) income	(27,616)	72	4,912	(29,393)	(52,025)
(Loss) income per share from continuing operations:
Basic	$(0.70)	$0.07	$0.25	$(0.99)	$(1.36)
Diluted	$(0.70)	$0.07	$0.25	$(0.99)	$(1.36)
(Loss) income per share from discontinued operations:
Basic	$(0.22)	$(0.07)	$(0.09)	$0.01	$(0.37)
Diluted	$(0.22)	$(0.07)	$(0.09)	$0.01	$(0.37)

(1)	During the quarters ended March 31, 2009, December 31, 2009, and December 31, 2010, the Company recorded $25,501,000, $34,597,000, and $77,141,000 of intangible asset impairment charges, respectively, as a result of interim and annual impairment tests performed during those periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.

Gibraltar Industries, Inc.
Buffalo, New York
February 25, 2011

Changes in Internal Control over Financial Reporting

Two of the Company’s business units implemented enterprise resource planning systems, Oracle and Syteline, during the three months ended December 31, 2010. We consider the implementation of a new enterprise resource planning system to be a change in the Company’s internal control over financial reporting that materially affects, or is reasonably likely to materially affect, our internal control over financial reporting. We expect the completion of the system implementation at the respective business units will enhance our internal controls as follows:

a) The new enterprise resource planning systems were designed to generate reports and other information used to account for transactions and reduce the number of manual processes employed by the business units,

b) The new enterprise resource planning systems are technologically advanced and increase the amount of application controls used to process data; and

c) The business units designed improved processes and implemented improved procedures in connection with the implementation.

There have been no other changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2010 that have materially affected the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gibraltar Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gibraltar Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of Gibraltar Industries, Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Buffalo, New York
February 25, 2011

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2010 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year.

The Company has adopted a Code of Ethics that applies to the Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, and other senior financial officers and executives of the Company. The complete text of this Code of Ethics is available in the corporate governance section of our website at www.gibraltar1.com. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2010 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Brian J. Lipke, Chairman of the Board and Chief Executive Officer, and William P. Montague, Director, failed to file reports required under Section 16(a) of the Exchange Act of 1934 on a timely basis during prior fiscal years. A Form 5 was filed on February 11, 2011 to disclose four transactions to sell Mr. Lipke’s proportionate interest in shares sold by a limited liability company which is not managed or controlled by Mr. Lipke. The transactions were not reported as a result of a recently discovered inadvertent administrative oversight. Another Form 5 was filed on February 11, 2011 to report shares escheated to New York State that Mr. Montague was notified of on or about June 17, 2010. Promptly following receipt of notice from the New York Office of Unclaimed Funds, Mr. Montague submitted a claim to have the shares returned and was verbally informed by employees of the Office of Unclaimed Funds that the shares could be returned. Only in December 2010 did Mr. Montague learn that the shares would not be returned.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2010 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2010 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accountant’s fees and services is incorporated herein by reference to the information included in the Company’s 2010 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2010 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a	)	Documents filed as part of this report:
		(1)	The following financial statements are included:
			(i	)	Report of Independent Registered Public Accounting Firm
			(ii	)	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008
			(iii	)	Consolidated Balance Sheets as of December 31, 2010 and 2009
			(iv	)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008
			(v	)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009, and 2008
			(vi	)	Notes to Consolidated Financial Statements
		(2)	The following Financial Statement Schedules for the years ended December 31, 2010, 2009, and 2008 are included in this Annual Report on Form 10-K:
			(i	)	Quarterly Unaudited Financial Data (included in notes to consolidated financial statements)
			(ii	)	Schedule II. Valuation and Qualifying Accounts (included on page 79)
Schedules other than those listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.
		(3)	Exhibits: the index of exhibits to this Annual Report on Form 10-K included herein is set forth on the attached Exhibit Index beginning on page 81.
(b	)	Other Information:
Not applicable

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Balance at the		Charged to		Balance at
		Beginning of	Foreign Currency	Cost and		End of
Year	Description	Period	Translation	Expense	Write-Offs	Period

2010	Allowance for Doubtful Accounts	$3,853	$(19)	$1,210	$(1,349)	$3,695
	Reserve for Slow-moving Inventory	$4,611	$19	$1,023	$(1,641)	$4,012
	Deferred Tax Valuation Allowance	$1,779	$—	$1,050	$—	$2,829
2009	Allowance for Doubtful Accounts	$3,676	$77	$2,242	$(2,142)	$3,853
	Reserve for Slow-moving Inventory	$4,575	$72	$1,055	$(1,091)	$4,611
	Deferred Tax Valuation Allowance	$2,614	$—	$157	$(992)	$1,779
2008	Allowance for Doubtful Accounts	$3,155	$(226)	$1,797	$(1,050)	$3,676
	Reserve for Slow-moving Inventory	$5,337	$(155)	$2,171	$(2,778)	$4,575
	Deferred Tax Valuation Allowance	$925	$—	$2,239	$(550)	$2,614

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.

By	/s/ Brian J. Lipke
Brian J. Lipke
Chairman of the Board and Chief Executive Officer
Dated : February 25, 2011

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian J. Lipke Brian J. Lipke	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2011

/s/ Henning N. Kornbrekke Henning N. Kornbrekke	President and Chief Operating Officer	February 25, 2011

/s/ Kenneth W. Smith Kenneth W. Smith	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 25, 2011

/s/ David N. Campbell David N. Campbell	Director	February 25, 2011

/s/ William J. Colombo William J. Colombo	Director	February 25, 2011

/s/ Gerald S. Lippes Gerald S. Lippes	Director	February 25, 2011

/s/ William P. Montague William P. Montague	Director	February 25, 2011

/s/ Arthur A. Russ, Jr. Arthur A. Russ, Jr.	Director	February 25, 2011

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	Director	February 25, 2011

Exhibit Index

Exhibit
Number		Exhibit

3.1		Certificate of Incorporation of registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908))
3.2		Amended and Restated By Laws of Gibraltar Industries, Inc. effective November 3, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2010)
4.1		Specimen Common Share Certificate (incorporated by reference number to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))
4.2		Indenture dated as of December 8, 2005, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
10	.1*	Amended and Restated Employment Agreement dated as of August 21, 2007 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2007)
10	.2*	Employment Agreement dated as of August 21, 2007 between the Registrant and Henning Kornbrekke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2007)
10	.3*	Gibraltar Industries, Inc. Incentive Stock Option Plan, Fifth Amendment and Restatement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as amended by First Amendment to the Fifth Amendment and Restatement of the Gibraltar Steel Corporation Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2007)
10	.4*	Gibraltar Industries, Inc. Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-03979))
10.5		First Amendment, dated May 28, 1999, to the Partnership Agreement dated May 1988 among Samuel Pickling Management Company, Universal Steel Co., and Ruscon Steel Corp., creating Samuel Steel Pickling Company, a general partnership (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	.6*	Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.7*	The 2003 Gibraltar Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (333-110313)) as amended by First Amendment to 2003 Gibraltar Industries Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 25, 2006)
10	.8*	Change in Control Agreement between the Company and Brian J. Lipke (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2005)
10	.9*	Change in Control Agreement between the Company and Henning N. Kornbrekke (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed April 13, 2005)
10	.10*	Amended and Restated Gibraltar Industries, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2006), as amended by Equity Incentive Plan, dated May 18, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2009)
10	.11*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Units (Long Term Incentive) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 25, 2005)
10	.12*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Non-Qualified Option (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2005)
10	.13*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed May 25, 2005)

Exhibit
Number		Exhibit

10.14		Registration Rights Agreement, dated as of December 8, 2005, among the Company, the Guarantors and J.P. Morgan Securities Inc., McDonald Investments Inc. and Harris Nesbitt Corp., as initial purchasers of the Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2005)
10	.15*	Second Amendment and Restatement of the Gibraltar Industries, Inc. Management Stock Purchase Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2009), as amended by First Amendment to Second Amendment and Restatement of the Gibraltar Industries, Inc. Management Stock Purchase Plan, dated July 19, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2010)
10.16		Gibraltar Industries, Inc. Omnibus Code Section 409A Compliance Policy, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009)
10	.17*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Award of Restricted Stock Units, dated January 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2009)
10	.18*	Summary Description of Annual Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10	.19*	Gibraltar Deferred Compensation Plan Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10	.20*	Change in Control Agreement between the Company and Kenneth W. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10	.21*	Change in Control Agreement between the Company and Timothy J. Heasley (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 24 , 2009)
10	.22*	Change in Control Agreement between the Company and Paul M. Murray (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 24, 2009)
10.23		Third Amended and Restated Credit Agreement, dated July 24, 2009, among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, as co-borrower, the lenders parties thereto, KeyBank National Association, as administrative agent, JPMorganChase Bank, N.A., as co-syndication agent, BMO Capital Markets Financing, Inc., as co-syndication agent, HSBC Bank USA, National Association, as co-syndication agent, and Manufacturers and Traders Trust Company, as co-documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed August 30, 2010), as amended by Amendment No. 1 to the Third Amended and Restated Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York , as co-borrower, and KeyBank National Association and the other lenders named therein, dated as of January 29, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed August 30, 2010)
10	.24*	Gibraltar Industries, Inc., 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2009)
10.25		Asset Purchase Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, a New York corporation, and Gibraltar Strip Steel, Inc., a Delaware corporation and Worthington Steel Company, LLC, an Ohio limited liability company, and The Worthington Steel Company Inc., an Ohio corporation dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2010)
21		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Exhibit

31.3		Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension CalculationLinkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*  Document is a management contract or compensatory plan or agreement

** Submitted electronically with this Annual Report on Form 10-K