Form 10-Q
period 2011-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2011-05-05
CIK 912562

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
As of May 2, 2011, the number of common shares outstanding was: 30,406,119.

GIBRALTAR INDUSTRIES, INC.
INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	3

Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	5

Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2011	6

Notes to Consolidated Financial Statements	7-23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. (Removed and Reserved)	32

Item 5. Other Information	32

Item 6. Exhibits	33-34
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2011	2010
Net sales	$163,563	$146,674
Cost of sales	133,518	120,217

Gross profit	30,045	26,457
Selling, general, and administrative expense	22,823	24,272

Income from operations	7,222	2,185
Interest expense	(4,454)	(6,570)
Equity in partnership’s income and other income	23	71

Income (loss) before taxes	2,791	(4,314)
Provision for (benefit of) income taxes	1,350	(1,922)

Income (loss) from continuing operations	1,441	(2,392)
Discontinued operations:
Income (loss) before taxes	12,946	(30,085)
Provision for (benefit of) income taxes	5,978	(11,246)

Income (loss) from discontinued operations	6,968	(18,839)

Net income (loss)	$8,409	$(21,231)

Net income (loss) per share — Basic:
Income (loss) from continuing operations	$0.05	$(0.08)
Income (loss) from discontinued operations	0.23	(0.62)

Net income (loss)	$0.28	$(0.70)

Weighted average shares outstanding — Basic	30,425	30,261

Net income (loss) per share — Diluted:
Income (loss) from continuing operations	$0.05	$(0.08)
Income (loss) from discontinued operations	0.22	(0.62)

Net income (loss)	$0.27	$(0.70)

Weighted average shares outstanding — Diluted	30,594	30,261

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$104,504	$60,866
Accounts receivable, net of reserve of $3,626 and $3,504 in 2011 and 2010, respectively	95,308	70,371
Inventories	92,346	77,848
Other current assets	21,307	20,229
Assets of discontinued operations	2,576	13,063

Total current assets	316,041	242,377

Property, plant, and equipment, net	142,634	145,783
Goodwill	299,463	298,346
Acquired intangibles	65,539	66,301
Equity method investment	—	1,345
Other assets	8,067	16,766
Assets of discontinued operations	—	39,972

	$831,744	$810,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$71,874	$56,775
Accrued expenses	40,623	36,785
Current maturities of long-term debt	408	408
Liabilities of discontinued operations	52	6,150

Total current liabilities	112,957	100,118

Long-term debt	206,874	206,789
Deferred income taxes	38,669	37,119
Other non-current liabilities	19,804	23,221
Liabilities of discontinued operations	—	2,790
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 30,670,993 and 30,516,197 shares issued at March 31, 2011 and December 31, 2010, respectively	307	305
Additional paid-in capital	234,283	231,999
Retained earnings	221,323	212,914
Accumulated other comprehensive income (loss)	562	(2,060)
Cost of 272,697 and 218,894 common shares held in treasury at March 31, 2011 and December 31, 2010, respectively	(3,035)	(2,305)

Total shareholders’ equity	453,440	440,853

	$831,744	$810,890

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$8,409	$(21,231)
Income (loss) from discontinued operations	6,968	(18,839)

Income (loss) from continuing operations	1,441	(2,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,891	6,076
Provision for deferred income taxes	—	125
Equity in partnership’s loss (income)	14	(43)
Stock compensation expense	2,276	1,679
Non-cash charges to interest expense	564	2,407
Other non-cash adjustments	523	(434)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(24,610)	(15,378)
Inventories	(14,054)	(6,757)
Other current assets and other assets	7,686	(1,753)
Accounts payable	15,790	18,362
Accrued expenses and other non-current liabilities	(4,755)	1,531

Net cash (used in) provided by operating activities of continuing operations	(9,234)	3,423
Net cash (used in) provided by operating activities of discontinued operations	(3,086)	15,411

Net cash (used in) provided by operating activities	(12,320)	18,834

Cash Flows from Investing Activities
Net proceeds from sale of business	58,000	30,100
Net proceeds from sale of property and equipment	463	7
Purchases of property, plant, and equipment	(1,785)	(1,519)

Net cash provided by investing activities of continuing operations	56,678	28,588
Net cash used in investing activities of discontinued operations	—	(286)

Net cash provided by investing activities	56,678	28,302

Cash Flows from Financing Activities
Long-term debt payments	—	(50,000)
Purchase of treasury stock at market prices	(730)	(991)
Payment of deferred financing fees	—	(48)
Excess tax benefit from stock compensation	—	106
Net proceeds from issuance of common stock	10	—

Net cash used in financing activities	(720)	(50,933)

Net increase (decrease) in cash and cash equivalents	43,638	(3,797)

Cash and cash equivalents at beginning of year	60,866	23,596

Cash and cash equivalents at end of period	$104,504	$19,799

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2010	30,516	$305	$231,999	$212,914	$(2,060)	219	$(2,305)	$440,853
Net income	—	—	—	8,409	—	—	—	8,409
Foreign currency translation adjustment	—	—	—	—	2,634	—	—	2,634
Adjustment to post-retirement health care liability, net of taxes of $12	—	—	—	—	19	—	—	19
Adjustment to retirement benefit liability, net of taxes of $20	—	—	—	—	(31)	—	—	(31)
Stock compensation expense	—	—	2,276	—	—	—	—	2,276
Net settlement of restricted stock units	154	2	(2)	—	—	54	(730)	(730)
Stock options exercised	1	—	10	—	—	—	—	10

Balance at March 31, 2011	30,671	$307	$234,283	$221,323	$562	273	$(3,035)	$453,440

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at March 31, 2011 and December 31, 2010, the results of operations and cash flows for the three months ended March 31, 2011 and 2010, and the statement of shareholders’ equity for the three months ended March 31, 2011 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report for the year ended December 31, 2010 as filed on Form 10-K.
The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, restated for discontinued operations, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.
2. RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has not issued any Accounting Standards Updates that are applicable to the Company since the Company’s Annual Report on Form 10-K was filed for the year ended December 31, 2010.
3. INVENTORIES
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw material	$38,347	$31,358
Work-in-process	4,995	4,838
Finished goods	49,004	41,652

Total inventories	$92,346	$77,848

4. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$298,346
Foreign currency translation	1,117

Balance as of March 31, 2011	$299,463

The goodwill balances as of March 31, 2011 and December 31, 2010 are net of accumulated impairment losses of $125,597,000.
The Company recorded intangible asset impairment charges of $76,964,000 during the year ended December 31, 2010. The Company concluded no new indicators of goodwill impairment existed as of March 31, 2011 and an interim test was not performed. The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock does not increase, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums, or other variables.
Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	March 31, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Estimated Life
Trademark	$35,638	$—	$35,403	$—	indefinite
Trademark	1,971	803	1,968	760	2 to 15 years
Unpatented Technology	5,557	2,366	5,557	2,239	5 to 20 years
Customer Relationships	42,817	17,904	42,469	16,832	5 to 15 years
Non-Competition Agreements	2,656	2,027	2,656	1,921	5 to 10 years

	$88,639	$23,100	$88,053	$21,752

The Company incurred $1,148,000 and $1,300,000 of acquired intangible asset amortization expense for the three months ended March 31, 2011 and 2010, respectively.
Amortization expense related to acquired intangible assets for the remainder of fiscal 2011 and the next five years thereafter is estimated as follows (in thousands):

2011	$3,435
2012	$4,563
2013	$4,192
2014	$3,243
2015	$3,136
2016	$2,823
5. EQUITY METHOD INVESTMENT
On May 24, 2010, the Company entered into a membership interest purchase agreement to acquire a 10% membership interest in Structural Soft, LLC (Structural Soft) for $1,500,000. Structural Soft is a developer of software used in the design of residential construction projects. The investment was accounted for using the equity method of accounting, under which the Company’s share of the earnings of the investee was recognized in income as earned and distributions are credited against the investment when received. The Company’s proportionate share in the net assets of Structural Soft and an equity-method intangible asset aggregated $1,345,000 at December 31, 2010.
The Company sold the membership interest in Structural Soft on March 10, 2011 as a part of the transaction to sell the stock of the United Steel Products business as disclosed in Note 13.
6. NOTES RECEIVABLE
The Company holds three notes receivable from various divestitures and real estate transactions. As of March 31, 2011 and December 31, 2010, the notes receivable aggregated $9,652,000 and $9,659,000, respectively. The current portion of the notes receivable is included in other current assets and the long-term portion of the notes receivable are included in other assets. Each note receivable is evaluated for collectability each reporting period on an individual basis. Collectability is evaluated based primarily on the financial condition of the debtor and whether and to what extent the debtor has complied with the terms of the underlying note agreements. No allowances for credit losses were established for the notes receivable during the three months ended March 31, 2011 and 2010. Interest income is recognized on an accrual basis based upon fixed rates as defined in each note receivable agreement and classified as a reduction to interest expense on the consolidated statement of operations.
7. RELATED PARTY TRANSACTIONS
A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. For the three months ended March 31, 2011 and 2010, the Company incurred expense of $552,000 and $219,000, respectively, for legal services from this firm. Of the amounts incurred during the three months ended March 31, 2011 and 2010, $170,000 and $154,000, respectively, related to the sale of businesses and were recognized as a component of discontinued operations. All other amounts incurred during the 2011 and 2010 periods were expensed as a component of selling, general, and administrative expenses. At March 31, 2011 and December 31, 2010, the Company had $576,000 and $266,000, respectively, recorded in accounts payable for amounts due to this law firm.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the eleven participating lenders which have committed capital under the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As of March 31, 2011 and December 31, 2010, the Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. See Note 8 to the consolidated financial statements for the amounts outstanding on the revolving credit facility as of March 31, 2011 and December 31, 2010.
8. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,942 and $2,027 at March 31, 2011 and December 31, 2010, respectively	$202,058	$201,973
Other debt	5,224	5,224

Total debt	207,282	207,197
Less current maturities	408	408

Total long-term debt	$206,874	$206,789

Standby letters of credit of $14,099,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of March 31, 2011. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of March 31, 2011, the Company had $103,519,000 of availability under the revolving credit facility.
The Company had no amounts outstanding under the revolving credit facility as of March 31, 2011 and December 31, 2010. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that do not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The revolving credit facility is committed through August 30, 2012.
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
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of March 31, 2011, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Company’s significant domestic subsidiaries have guaranteed the obligations under the Senior Credit Agreement.
On December 8, 2005, the Company issued $204,000,000 of Senior Subordinated 8% Notes (8% Notes), due December 1, 2015, at a discount to yield 8.25%. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to certain risks relating to its ongoing business operations. From time to time, the Company may use derivative instruments to manage interest rate risk. Interest rate swaps have been entered into in prior periods to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company had an interest rate swap outstanding with a notional amount of $57,500,000, which expired on December 22, 2010. The Company designated this interest rate swap as a cash flow hedge at inception.
On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products business as disclosed in Note 13 of the consolidated financial statements. The Company used the proceeds from the sale together with cash generated from operations to repay all remaining variable-rate debt during the three months ended March 31, 2010. Accordingly, all losses previously deferred in accumulated other comprehensive loss related to the interest rate swap were reclassified to interest expense during the three months ended March 31, 2010. Changes in the fair value of the swap continued to be recorded in earnings until the swap expired.
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

The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the three months ended March 31 (in thousands):

	2011	2010
Adjustments to interest expense:
Loss reclassified from accumulated other comprehensive income	$—	$1,899
Loss from changes in the fair value of the ineffective portion of the interest rate swap	—	134

Total loss included in interest expense	$—	$2,033

Adjustments to other comprehensive income:
Realized loss reclassified to interest expense, net of taxes	$—	$302
Unrealized loss reclassified to interest expense, net of taxes	—	904

Gain included in other comprehensive income	$—	$1,206

10. EMPLOYEE RETIREMENT AND OTHER POST-RETIREMENT BENEFIT PLANS
The following tables present the components of net periodic pension and other post-retirement benefit costs charged to expense for the three months ended March 31 (in thousands):

	Pension Benefit
	2011	2010
Service cost	$11	$20
Interest cost	35	43
Amortization of unrecognized prior service cost	4	27
Gain amortization	(55)	—

Net periodic benefit costs	$(5)	$90

	Other Post-Retirement
	Benefits
	2011	2010
Service cost	$3	$16
Interest cost	70	68
Amortization of unrecognized prior service cost	—	(2)
Loss amortization	31	14

Net periodic benefit costs	$104	$96

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
The following table provides the number of restricted stock units (that will convert to shares upon vesting) that were issued during the three months ended March 31 along with the weighted average grant date fair value of each award:

	2011		2010
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
Awards	Awards	Fair Value	Awards	Fair Value
Restricted Stock Units	163,834	$13.95	169,867	$16.80
On March 24, 2011, the Company’s Chairman and Chief Executive Officer surrendered a portion of his 2010 restricted stock unit grant. The unamortized portion of compensation expense related to these awards, totaling $885,000, was accelerated and recognized as compensation included in selling, general, and administrative expense for the three months ended March 31, 2011.
In September 2009, the Company awarded 905,000 performance stock units. As of March 31, 2011, 868,000 of the originally awarded performance stock units remain outstanding after forfeitures and re-issuances. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ending December 31, 2009, 2010, and 2011. The performance stock units earned will be converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and will be paid in January 2012. During the first two performance periods consisting of the years ended December 31, 2010 and 2009, participants earned 0% and 34% of target respectively, aggregating 100,300 performance stock units compared to the target of 589,834 awards.
The cost of the performance stock awards will be accrued over the vesting period which ends December 31, 2011. As of March 31, 2011 and December 31, 2010, the value of the performance stock units accrued was based on a weighted average fair value of $4.65 and $7.92 per unit awarded, respectively. The fair value per unit awarded was estimated using the actual performance stock units earned during the first two performance periods ended December 31, 2010 and 2009, an estimate of the number of units expected to be earned during the remaining performance period ending December 31, 2011, and the estimated trailing 90-day closing price of the Company’s stock as of December 31, 2011 discounted to present value. The following table summarizes the compensation expense recognized from the change in fair value and vesting of performance stock units awarded for the three months ended March 31 (in thousands):

	2011	2010
Three months ended March 31	$(1,166)	$360

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
The fair value of restricted stock units held in the MSPP equals the trailing 200-day closing price of the Company’s common stock as of the last day of the period. During the three months ended March 31, 2011 and 2010, 153,144 and 143,181 restricted stock units, respectively, including the company-match, were credited to participant accounts. At March 31, 2011 and December 31, 2010, the value of the restricted stock units in the MSPP was $10.44 and $11.03 per unit, respectively. At March 31, 2011 and December 31, 2010, 522,105 and 457,343 restricted stock units, including the company-match, were credited to participant accounts including 64,157 and 84,635, respectively, of unvested restricted stock units.
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
As disclosed in Note 9, an interest rate swap expired in 2010 and the Company does not hold any derivatives as of March 31, 2011. The Company does not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of March 31, 2011.
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At March 31, 2011, the fair value of outstanding debt was $214,324,000 compared to its carrying value of $207,282,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices.

13. DISCONTINUED OPERATIONS
On March 10, 2011, the Company sold the stock of the United Steel Products business (USP) for cash proceeds of $58,000,000. The divestiture of USP allowed the Company to allocate capital resources to businesses with strong market leadership positions and growth potential. The Company recognized a pre-tax gain of $12,993,000 from the transaction.
On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products business. The assets were sold for $29,164,000, net of a working capital adjustment of $936,000. This transaction finalized the Company’s exit from the steel processing business and established the Company solely as a manufacturer and distributor of products for building markets. The Company incurred an after-tax loss of $19,317,000 from the transaction, net of a $11,320,000 tax benefit during the three months ended March 31, 2010. The Company did not sell certain real estate held by the Processed Metal Products business and the receivables generated from the operation of the business prior to its sale. Subsequent to February 1, 2010, the Company collected these receivables net of uncollectible amounts. As of March 31, 2011 and December 31, 2010, the remaining property, plant, and equipment were classified as assets of discontinued operations on the consolidated balance sheet. These assets were held for sale as of March 31, 2011 and December 31, 2010 and are reflected at the lesser of their carrying values or fair values less cost to sell.
The results of operations for USP and the Processed Metal Products business have been classified as discontinued operations in the consolidated financial statements for all periods presented.
The Company allocates interest to its discontinued operations in accordance with FASB ASC Subtopic 205-20, “Presentation of Financial Statements — Discontinued Operations”.
Components of the loss from discontinued operations, including the interest allocated to discontinued operations, for the three months ended March 31 are as follows (in thousands):

	2011	2010
Net sales	$9,057	$27,429
Operating expenses	(8,842)	(26,181)
Gain (loss) on sale of business	12,993	(30,637)
Interest expense allocation	(262)	(696)

Income (loss) from discontinued operations before taxes	$12,946	$(30,085)

14. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company has focused on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of its facilities and production lines. The Company consolidated two facilities in the three months ended March 31, 2011 and six facilities during 2010 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. During 2011, the Company continued to incur exit activity costs for the facilities consolidated in previous years and some other ongoing restructuring activities. Ongoing restructuring activities in 2011 resulted in $196,000 of asset impairment charges related to the sales of a facility that was previously closed. As of March 31, 2011, the Company has not identified any other specific facilities to close or consolidate and, therefore, does not expect to incur any other material exit activity costs for future restructuring activities. However, if future opportunities for cost savings are identified, other facility consolidations and closings will be considered.

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three months ended March 31 (in thousands):

	2011	2010
Cost of sales	$858	$47
Selling, general, and administrative expense	10	—

Total exit activity costs and asset impairments	$868	$47

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2011	2010
Accrued costs as of January 1	$2,069	$1,781
Exit activity costs recognized	672	47
Cash payments	(593)	(292)

Accrued costs as of March 31	$2,148	$1,536

15. INCOME TAXES
The following table summarizes the provision for (benefit of) income taxes for continuing operations for the three months ended March 31 and the applicable effective tax rates (in thousands):

	2011	2010
Provision for (benefit of) income taxes	$1,350	$(1,922)
Effective tax rate	48.4%	44.6%
The Company’s provision for (benefit of) income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2011 could be materially different from the forecasted rate used for the three months ended March 31, 2011.
The provision of income taxes resulted in an effective tax rate of 48.4%, which exceeded the U.S. federal statutory tax rate of 35% for the three months ended March 31, 2011 due to the recognition of a non-deductible permanent item consisting of the $885,000 charge related to surrendered equity compensation described in Note 11. As this was a permanent difference, no tax benefit was recognized to offset the charge. The effective tax rate for the three months ended March 31, 2011 was also higher than the federal statutory tax rate as a result of state taxes and the impact of non-deductible permanent differences.
The provision for income taxes for continuing operations for the three months ended March 31, 2010 resulted in an effective tax rate of 44.6%. This tax rate was greater than the U.S. federal statutory tax rate of 35% due to the impact of state taxes, the net benefit of discrete items, and the impact of non-deductible permanent items.

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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31 (in thousands):

	2011	2010
Numerator:
Income (loss) from continuing operations	$1,441	$(2,392)
Income (loss) from discontinued operations	6,968	(18,839)

Income (loss) available to common stockholders	$8,409	$(21,231)

Denominator for basic income (loss) per share:
Weighted average shares outstanding	30,425	30,261

Denominator for diluted income (loss) per share:
Weighted average shares outstanding	30,425	30,261
Common stock options and restricted stock	169	—

Weighted average shares and conversions	30,594	30,261

For the three months ended March 31, 2010, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 163,000 shares for the three months ended March 31, 2010.

17. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) consists of the following for the three months ended March 31 (in thousands):

	2011	2010
Net income (loss)	$8,409	$(21,231)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,634	(1,768)
Adjustment to post-retirement health care liability, net of tax	19	8
Adjustment to retirement benefit liability, net of tax	(31)	—
Reclassification of unrealized loss on interest rate swap, net of tax	—	1,206

Other comprehensive income (loss)	2,622	(554)

Total comprehensive income (loss)	$11,031	$(21,785)

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows (in thousands):

			Unamortized
	Foreign	Minimum	Post	Accumulated
	Currency	Pension	Retirement	Other
	Translation	Liability	Health Care	Comprehensive
	Adjustment	Adjustment	Costs	(Loss) Income
Balance at December 31, 2010	$(1,214)	$258	$(1,104)	$(2,060)
Current period change	2,634	(31)	19	2,622

Balance at March 31, 2011	$1,420	$227	$(1,085)	$562

18. SUBSEQUENT EVENT
On April 1, 2011, the Company acquired all of the outstanding stock of The D.S. Brown Company (D.S. Brown) for $96,000,000, subject to a working capital adjustment. D.S. Brown is the largest U.S. manufacturer of components for the bridge and highway transportation infrastructure industry including expansion joint systems, bearing assemblies, pavement sealing systems, and other specialty components. The Company incurred certain acquisition-related costs, primarily composed of legal and consulting fees, of $390,000 for the three months ended March 31, 2011. All acquisition-related costs were recognized as a component of selling, general, and administrative expenses on the statement of operations. The acquisition of D.S. Brown was financed through cash on hand and debt available under the Company’s revolving credit facility.
Supplemental pro forma financial information is not included as the Company has not completed the consolidation and purchase accounting related to the acquisition of D.S. Brown. This information will be provided in the consolidated financial statements for the three months ending June 30, 2011. The results of operation of D.S. Brown will be included in the Company’s consolidated financial statements from the date of acquisition.
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$142,272	$27,725	$(6,434)	$163,563

Cost of sales	—	115,219	24,115	(5,816)	133,518

Gross profit	—	27,053	3,610	(618)	30,045

Selling, general, and administrative expense	(130)	20,778	2,175	—	22,823

Income from operations	130	6,275	1,435	(618)	7,222

Interest (expense) income	(4,345)	(111)	2	—	(4,454)
Equity in partnership’s income and other income	—	16	7	—	23

(Loss) income before taxes	(4,215)	6,180	1,444	(618)	2,791

(Benefit of) provision for income taxes	(1,644)	2,433	561	—	1,350

(Loss) income from continuing operations	(2,571)	3,747	883	(618)	1,441

Discontinued operations:
Income from discontinued operations before taxes	—	12,727	219	—	12,946
Provision for income taxes	—	5,877	101	—	5,978

Income from discontinued operations	—	6,850	118	—	6,968

Equity in earnings from subsidiaries	11,598	1,001	—	(12,599)	—

Net income	$9,027	$11,598	$1,001	$(13,217)	$8,409

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$127,998	$23,144	$(4,468)	$146,674

Cost of sales	—	104,659	19,757	(4,199)	120,217

Gross profit	—	23,339	3,387	(269)	26,457

Selling, general, and administrative expense	228	21,934	2,110	—	24,272

(Loss) income from operations	(228)	1,405	1,277	(269)	2,185

Interest (expense) income	(4,339)	(2,239)	8	—	(6,570)
Equity in partnership’s income and other income	—	69	2	—	71

(Loss) income before taxes	(4,567)	(765)	1,287	(269)	(4,314)

(Benefit of) provision for income taxes	(1,781)	(556)	415	—	(1,922)

(Loss) income from continuing operations	(2,786)	(209)	872	(269)	(2,392)

Discontinued operations:
(Loss) income from discontinued operations before taxes	—	(30,370)	285	—	(30,085)
(Benefit of) provision for income taxes	—	(11,330)	84	—	(11,246)

(Loss) income from discontinued operations	—	(19,040)	201	—	(18,839)

Equity in earnings from subsidiaries	(18,176)	1,073	—	17,103	—

Net (loss) income	$(20,962)	$(18,176)	$1,073	$16,834	$(21,231)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
MARCH 31, 2011
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$85,883	$18,621	$—	$104,504
Accounts receivable, net	—	77,597	17,711	—	95,308
Intercompany balances	18,457	7,159	(25,616)	—	—
Inventories	—	83,835	8,511	—	92,346
Other current assets	1,644	18,716	947	—	21,307
Assets of discontinued operations	—	2,576	—	—	2,576

Total current assets	20,101	275,766	20,174	—	316,041

Property, plant, and equipment, net	—	129,191	13,443	—	142,634
Goodwill	—	270,245	29,218	—	299,463
Acquired intangibles	—	54,988	10,551	—	65,539
Other assets	3,432	4,634	1	—	8,067
Investment in subsidiaries	637,405	53,835	—	(691,240)	—

	$660,938	$788,659	$73,387	$(691,240)	$831,744

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$60,717	$11,157	$—	$71,874
Accrued expenses	5,440	31,932	3,251	—	40,623
Current maturities of long-term debt	—	408	—	—	408
Liabilities of discontinued operations	—	52	—	—	52

Total current liabilities	5,440	93,109	14,408	—	112,957

Long-term debt	202,058	4,816	—	—	206,874
Deferred income taxes	—	34,048	4,621	—	38,669
Other non-current liabilities	—	19,281	523	—	19,804
Shareholders’ equity	453,440	637,405	53,835	(691,240)	453,440

	$660,938	$788,659	$73,387	$(691,240)	$831,744

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$46,349	$14,517	$—	$60,866
Accounts receivable, net	—	57,268	13,103	—	70,371
Intercompany balances	17,194	5,657	(22,851)	—	—
Inventories	—	71,355	6,493	—	77,848
Other current assets	6,592	12,750	887	—	20,229
Assets of discontinued operations	—	10,501	2,562	—	13,063

Total current assets	23,786	203,880	14,711	—	242,377

Property, plant, and equipment, net	—	132,355	13,428	—	145,783
Goodwill	—	270,245	28,101	—	298,346
Acquired intangibles	—	55,827	10,474	—	66,301
Equity method investment	—	1,345	—	—	1,345
Other assets	3,613	13,152	1	—	16,766
Assets of discontinued operations	—	34,503	5,469	—	39,972
Investment in subsidiaries	616,787	55,172	—	(671,959)	—

	$644,186	$766,479	$72,184	$(671,959)	$810,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$48,739	$8,036	$—	$56,775
Accrued expenses	1,360	33,053	2,372	—	36,785
Current maturities of long-term debt	—	408	—	—	408
Liabilities of discontinued operations	—	4,576	1,574	—	6,150

Total current liabilities	1,360	86,776	11,982	—	100,118

Long-term debt	201,973	4,816	—	—	206,789
Deferred income taxes	—	35,176	1,943	—	37,119
Other non-current liabilities	—	22,763	458	—	23,221
Liabilities of discontinued operations	—	161	2,629	—	2,790
Shareholders’ equity	440,853	616,787	55,172	(671,959)	440,853

	$644,186	$766,479	$72,184	$(671,959)	$810,890

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities

Net cash provided by (used in) operating activities of continuing operations	$130	$(11,860)	$2,496	$—	$(9,234)
Net cash (used in) provided by operating activities of discontinued operations	—	(3,134)	48	—	(3,086)

Net cash provided by (used in) operating activities	130	(14,994)	2,544	—	(12,320)

Cash Flows from Investing Activities

Net proceeds from sale of business	—	58,000	—	—	58,000
Net proceeds from sale of property and equipment	—	463	—	—	463
Purchases of property, plant, and equipment	—	(1,654)	(131)	—	(1,785)

Net cash provided by (used in) investing activities	—	56,809	(131)	—	56,678

Cash Flows from Financing Activities

Intercompany financing	590	(2,281)	1,691	—	—
Purchase of treasury stock at market prices	(730)	—	—	—	(730)
Net proceeds from issuance of common stock	10	—	—	—	10

Net cash (used in) provided by financing activities	(130)	(2,281)	1,691	—	(720)

Net increase in cash and cash equivalents	—	39,534	4,104	—	43,638

Cash and cash equivalents at beginning of year	—	46,349	14,517	—	60,866

Cash and cash equivalents at end of period	$—	$85,883	$18,621	$—	$104,504

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010
(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities

Net cash (used in) provided by operating activities of continuing operations	$(122)	$3,470	$75	$—	$3,423
Net cash provided by (used in) operating activities of discontinued operations	—	16,359	(948)	—	15,411

Net cash (used in) provided by operating activities	(122)	19,829	(873)	—	18,834

Cash Flows from Investing Activities

Net proceeds from sale of business	—	30,100	—	—	30,100
Net proceeds from sale of property and equipment	—	7	—	—	7
Purchases of property, plant, and equipment	—	(1,370)	(149)	—	(1,519)

Net cash provided by (used in) investing activities of continuing operations	—	28,737	(149)	—	28,588
Net cash used in investing activities of discontinued operations	—	(286)	—	—	(286)

Net cash provided by (used in) investing activities	—	28,451	(149)	—	28,302

Cash Flows from Financing Activities

Long-term debt reduction	—	(50,000)	—	—	(50,000)
Intercompany financing	1,113	(1,115)	2	—	—
Purchase of treasury stock at market prices	(991)	—	—	—	(991)
Payment of deferred financing fees	—	(48)	—	—	(48)
Excess tax benefit from stock compensation	—	106	—	—	106

Net cash provided by (used in) financing activities	122	(51,057)	2	—	(50,933)

Net decrease in cash and cash equivalents	—	(2,777)	(1,020)	—	(3,797)

Cash and cash equivalents at beginning of year	—	10,105	13,491	—	23,596

Cash and cash equivalents at end of period	$—	$7,328	$12,471	$—	$19,799

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Gibraltar is a leading manufacturer and distributor of products for building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, and a wide-variety of other structures. These products include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, bar grating, expanded metal, and metal lath. We serve customers throughout North America and Europe including major home improvement retailers and distributors. As of March 31, 2011, we operated 35 facilities in 18 states, Canada, England, and Germany, giving us a broad platform for just-in-time delivery and support to our customers.
Our strategy is to position Gibraltar as the low-cost provider and market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of our products. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international building and industrial markets to strengthen our product leadership positions.
On March 10, 2011, Gibraltar announced it entered into an agreement to acquire The D.S. Brown Company (D.S. Brown) and the sale of its United Steel Products (USP) subsidiary. D.S. Brown is the largest U.S. manufacturer of specialty components for the transportation infrastructure industry and has established a leading market position. Products manufactured and distributed by D.S. Brown include expansion joint systems, structural bearing assemblies, pavement sealing systems, and other specialty components for bridges, highways, and other infrastructure projects. The acquisition of D.S. Brown was completed on April 1, 2011 for $96 million and Gibraltar’s results from operations will include D.S. Brown from the date of acquisition. The acquisition was financed through cash on hand and debt available under our revolving credit facility.
The sale of USP for $58 million along with the acquisition of D.S. Brown provide Gibraltar with a more diverse exposure to construction markets, stronger revenue and profitability profile, and enhanced growth prospects. These transactions are consistent with management’s strategy to position Gibraltar as a market leader in the product areas offered by our business and to expand our offering of value-added products.
The divestiture of USP is properly classified as a discontinued operation in the Company’s consolidated financial statements and notes thereto. See Note 13 of the Company’s consolidated financial statements for more information regarding the divestiture of USP in Item 1 of this Quarterly Report on Form 10-Q.

To respond to current economic conditions facing Gibraltar, including weakened end market conditions and volatile commodity costs, we continued to position the Company as a low-cost provider of our products. Our focus has been on achieving operational excellence through lean initiatives and the consolidation of facilities. These efforts have resulted in the closing or consolidation of 14 facilities since January 2009, including two during the first quarter of 2011. We have also aggressively reduced operating costs throughout the Company to maximize cash flows generated from operating activities. As a result, we believe our break-even point has decreased significantly since 2008.
Our net sales improved during the quarter ended March 31, 2011 compared to the prior year as a result of improved volume and increased prices. Sales volume increased from the prior year by means of improving macroeconomic conditions in the repair and remodel industry and industrial market which offset the uneven recovery in new build housing. Our selling prices increased from the prior year as a result of rising commodity costs for steel, aluminum, and resins which impact the selling prices offered to our customers. The increased net sales and our cost reduction efforts led to increased profitability during the first quarter of 2011 as compared to the prior year as evidenced by an increase in our operating margin from 1.5% in the first quarter of 2010 to 4.4% in 2011.
Results of Operations
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended March 31 (in thousands):

	2011		2010
Net sales	$163,563	100.0%	$146,674	100.0%
Cost of sales	133,518	81.6	120,217	82.0

Gross profit	30,045	18.4	26,457	18.0
Selling, general, and administrative expense	22,823	14.0	24,272	16.5

Income from operations	7,222	4.4	2,185	1.5
Interest expense	(4,454)	(2.7)	(6,570)	(4.4)
Equity in partnership’s income(1)	23	0.0	71	0.0

Income (loss) before taxes	2,791	1.7	(4,314)	(2.9)
Provision for (benefit of) income taxes	1,350	0.8	(1,922)	(1.3)

Income (loss) from continuing operations	1,441	0.9	(2,392)	(1.6)
Discontinued operations, net of taxes (2)	6,968	4.2	(18,839)	(12.9)

Net income (loss)	$8,409	5.1%	$(21,231)	(14.5)%

(1)	Equity in partnership’s income represents our proportional interest in the income of our investment in a software company and our steel pickling joint venture which were sold in March 2011 and February 2010, respectively, as well as other income.

(2)	Discontinued operations represent the income (loss), net of income taxes, attributable to our USP and Processed Metal Products businesses which we sold in March 2011 and February 2010, respectively.
Net sales increased by $16.9 million, or 11.5%, to $163.6 million for the three months ended March 31, 2011 from net sales of $146.7 million for the three months ended March 31, 2010. The increase in net sales from the prior year was the result of a 5.8% increase in volume and a 5.7% increase in pricing offered to customers. Sales volume increased from the prior year by means of improving macroeconomic conditions in the repair and remodel industry and industrial markets which offset the uneven recovery in new build housing. Our selling prices increased from the prior year as a result of rising commodity costs for steel, aluminum, and resins which impact the selling prices offered to our customers.

Our gross margin remained relatively flat at 18.4% for the three months ended March 31, 2011 compared to 18.0% for the three months ended March 31, 2010. The slight improvement in gross margin was attained despite a $0.8 million increase in restructuring charges incurred during the first quarter of 2011 compared to the three months ended March 31, 2010. The restructuring charges were incurred during the three months ended March 31, 2011 primarily in response to our efforts to consolidate two manufacturing facilities in Europe into existing operations, which led to a 50 basis point decrease in our gross margin during the first quarter of 2011.
Excluding the effects of restructuring charges describe above, we were able to improve our gross margin from our cost reduction and facility consolidation efforts. These efforts led to a reduction of $0.7 million in fixed costs including depreciation and lease expense. In addition, our gross margins improved during the three months ended March 31, 2011 compared to the prior year from a reduction in direct and indirect labor costs incurred to manufacture our products.
Selling, general, and administrative expenses decreased by $1.5 million, or 6.2%, to $22.8 million for the three months ended March 31, 2011 from $24.3 million for the three months ended March 31, 2010. The $1.5 million decrease was primarily the result of a $1.5 million decrease in performance-based variable compensation recognized during the first quarter of 2011 compared to the prior year along with the impact of our cost reduction efforts. These cost reductions were partially offset by a $0.9 million charge recognized as a result of time-based equity awards surrendered by Gibraltar’s Chief Executive Officer and $0.4 million of transaction costs related to the D.S. Brown acquisition.
Interest expense decreased $2.1 million to $4.5 million for the three months ended March 31, 2011 from $6.6 million for the three months ended March 31, 2010. We repaid $50 million of debt, which composed all of our variable-rate debt, in the first quarter of 2010. Therefore, we incurred less interest expense during first quarter of 2011 compared with the prior year due to having less debt outstanding during the period. Additionally, we recognized $1.4 million of additional interest expense during the first quarter of 2010 to recognize unamortized losses related to an interest rate swap as a result of repaying all variable-rate debt outstanding.
We recognized a provision for income taxes of $1.4 million for the three months ended March 31, 2011, an effective tax rate of 48.4%. The effective tax rate for the first quarter of 2011 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences including the $0.9 million charge related to equity compensation surrendered by Gibraltar’s Chief Executive Officer. During the first quarter of 2010, we recognized a benefit from income taxes of $1.9 million, an effective tax rate of 44.6%. The effective tax rate for the three months ended March 31, 2010 exceeded the U.S. federal statutory tax rate of 35% due to state taxes, the net benefit of discrete items, and the impact of non-deductible permanent differences.
Outlook
We expect the modest improvements in the building and industrial markets we serve, including the repair and remodel, residential construction, and non-residential construction markets, to continue during 2011. However, the extent of any sustained economic recovery in these markets is uncertain. For the second quarter of 2011, we expect the contributions of D.S. Brown and stability within the markets we serve to generate net sales levels favorable to the second quarter of 2010. Over the long-term, we believe that the fundamentals of the building and industrial markets are positive and the aggressive actions taken to streamline and improve the efficiency of our business have reduced our break-even point and positioned Gibraltar to generate marked improvements in profitability when economic and market conditions return toward historical levels.

Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our business and facilities, and to fund acquisitions. During the next twelve months, we will focus on investing in growth opportunities when they are appropriate while focusing on working capital efficiency and our cost reduction efforts to minimize the cash invested to grow our business. During the first quarter of 2011, we invested cash in our working capital to meet the demand from our customers as noted below in the “Cash Flow” section of Item 2 of this Quarterly Report on Form 10-Q.
As of March 31, 2011, our liquidity of $208.0 million consisted of $104.5 million of cash and $103.5 million of availability under our revolving credit facility. We believe that the availability of funds under the Senior Credit Agreement together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months, taking into consideration any strategic growth opportunities including, but not limited to, any acquisitions.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to fund capital improvements to their businesses and facilities. As of March 31, 2011, our foreign subsidiaries held $18.6 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet their future obligations and allows the foreign business units to reinvest in their operations and could eventually be used to grow our business internationally through additional acquisitions.
Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash resources, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets, and customers. The acquisition of D.S. Brown completed April 1, 2011 was financed through the use of cash on hand and debt available under our revolving credit facility.
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

Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31 (in thousands):

	2011	2010
Cash (used in) provided by:
Operating activities of continuing operations	$(9,234)	$3,423
Investing activities of continuing operations	56,678	28,588
Financing activities of continuing operations	(720)	(50,933)
Discontinued operations	(3,086)	15,125

Net increase (decrease) in cash and cash equivalents	$43,638	$(3,797)

During the three months ended March 31, 2011, net cash used in continuing operations totaled $9.2 million, primarily driven by a $19.9 million investment in working capital partially offset by income from continuing operations of $1.4 million and non-cash charges including depreciation, amortization, and stock compensation of $9.3 million. Net cash provided by operating activities for the three months ended March 31, 2010 was $3.4 million and was primarily the result of non-cash charges including depreciation, amortization, and stock compensation of $9.8 million partially offset by a loss from continuing operations of $2.4 million and a $4.0 million increase in net assets and liabilities.
During the three months ended March 31, 2011, the Company invested $19.9 million in its working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets was primarily a result of $24.6 million and $14.1 million increases in accounts receivable and inventory, respectively, partially offset by a $15.8 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume and pricing offered to customers due to rising commodity costs. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonality that impacts our business.
Net cash provided by investing activities of continuing operations for the three months ended March 31, 2011 of $56.7 million consisted primarily of $58.0 million of cash flow generated from the sale of our USP business offset by capital expenditures of $1.8 million. Cash provided by investing activities during the three months ended March 31, 2010 of $28.6 million consisted of $30.1 million of cash flow generated from the sale of our Processed Metal Products business offset by capital expenditures of $1.5 million.
Cash used in financing activities from continuing operations for the three months ended March 31, 2011 of $0.7 million consisted of tax withholdings paid for stock issued to employees from the vesting of restricted stock units. Net cash used in financing activities from continuing operations for the three months ended March 31, 2010 of $50.9 million consisted primarily of $50.0 million of repayments on long-term debt and $1.0 million of tax withholdings paid for stock issued to employees from the vesting of restricted stock units. Payments of long-term debt made during 2010 were the result of cash flows generated from operations and proceeds from the divestiture of the Processed Metal Products business offset by other investing activities.
Senior Credit Agreement and Senior Subordinated Notes
Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The revolving credit facility is committed through August 30, 2012. Borrowings on the revolving credit facility bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50% plus 3.25%, or at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. As of March 31, 2011, we had $103.5 million of availability under the revolving credit facility.

During 2010, we repaid all amounts outstanding on the revolving credit facility and did not have any borrowings under the Senior Credit Agreement during the first quarter of 2011. We had outstanding letters of credit of $14.1 million as of March 31, 2011. As noted above, we financed the April 1, 2011 acquisition of D.S. Brown with cash on hand and debt available under our revolving credit facility.
The Company’s $204.0 million of Senior Subordinated 8% Notes (8% Notes) were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. The 8% Notes are currently redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declines annually from 104% to 100% on and after December 1, 2013. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. As of March 31, 2011, we had $202.1 million, net of discount, of our 8% Notes outstanding.
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
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio (as defined in the Senior Credit Agreement) of 1.25 to 1.00 at the end of each quarter. As of March 31, 2011, the Company was in compliance with the minimum fixed charge coverage ratio covenant. Management expects to be in compliance with the fixed coverage ratio throughout 2011. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Senior Subordinated 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio.
Off Balance Sheet Financing Arrangements
The Company does not have any off balance sheet financing arrangements.
Contractual Obligations
Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
Our most critical accounting policies include the valuation of accounts receivable; valuation of inventory; assessment of recoverability of depreciable and amortizable long-term assets, goodwill, and other indefinite-lived intangible assets; and accounting for income taxes and deferred tax assets and liabilities, which are described in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
There have been no changes in critical accounting policies in the current year.
Related Party Transactions
A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three months ended March 31, 2011 and 2010, the Company incurred expense of $0.6 million and $0.2 million, respectively, for legal services from this firm. At March 31, 2011 and December 31, 2010, the Company had $0.6 million and $0.3 million, respectively, recorded in accounts payable for amounts due to this law firm.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the eleven participating lenders which have committed capital to our $200 million revolving credit facility in the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). All amounts outstanding under the revolving credit facility were repaid in full as of March 31, 2011 and December 31, 2010. No principal was outstanding under the revolving credit facility and no principal or interest was paid to the lenders during the three months ended March 31, 2011.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board has not issued any Accounting Standards Updates that are applicable to Gibraltar since our Annual Report on Form 10-K was filed for the year ended December 31, 2010.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable interest rate debt to fixed interest rate debt. At the time we entered into the interest rate swap agreement, $57.5 million of variable interest rate borrowings had been effectively converted to fixed interest rate debt pursuant to this agreement. In connection with the subsequent repayment of all variable interest rate debt under the Senior Credit Agreement, and based on the Company’s prospective assessment of the effectiveness of the interest rate swap, the Company deemed the swap to be ineffective in offsetting variability in future interest payments on its variable interest rate borrowings. The interest rate swap agreement expired December 22, 2010. There have been no material changes to the Company’s exposure to market risk since December 31, 2010.

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
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     Not applicable.

Item 6.	Exhibits
     6(a) Exhibits

a.	Exhibit 10.1 — Change in Control Agreement with Brian J. Lipke dated March 24, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 25, 2011).

b.	Exhibit 10.2 — Change in Control Agreement with Henning N. Kornbrekke dated March 24, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 25, 2011).

c.	Exhibit 10.3 — Letter from Brian J. Lipke dated March 24, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 25, 2011).

d.	Exhibit 10.4 — Stock Purchase Agreement among Gibraltar Steel Corporation of New York, MiTek Industries, Inc., and MiTek Canada, Inc. dated March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 15, 2011).

e.	Exhibit 10.5 — Stock Purchase Agreement among Gibraltar Industries, Inc. and the stockholders of D.S.B. Holding Corp. dated March 10, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 15, 2011).

f.	Exhibit 10.6 — Amendment No. 2 to the Third Amended and Restated Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, Key Bank National Association and the other lenders named therein, dated as of March 10, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed April 4, 2011).

g.	Exhibit 10.7 — Amendment No. 3 to the Third Amended and Restated Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, Key Bank National Association and the other lenders named therein, dated as of April 1, 2011 (incorporate by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed April 25, 2011)

h.	Exhibit 31.1 — Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

i.	Exhibit 31.2 — Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

j	Exhibit 31.3 — Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

k.	Exhibit 32.1 — Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

l.	Exhibit 32.2 — Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

m.	Exhibit 32.3 — Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

n.	Exhibit 99.1 — First Amendment to the Third Amendment and Restatement of the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-k filed April 25, 2011).

o.	Exhibit 101.INS — XBRL Instance Document *

p.	Exhibit 101.SCH — XBRL Taxonomy Extension Schema Document *

q.	Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document *

r.	Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document *

s.	Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document *

t.	Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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

Date: May 5, 2011