Form 10-Q
period 2011-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2011-08-05
CIK 912562

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of August 1, 2011, the number of common shares outstanding was: 30,416,505.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$208,807	$176,924	$372,370	$323,598
Cost of sales	163,379	142,943	296,897	263,160

Gross profit	45,428	33,981	75,473	60,438
Selling, general, and administrative expense	28,038	24,544	50,861	48,816

Income from operations	17,390	9,437	24,612	11,622
Interest expense	(4,998)	(4,352)	(9,452)	(10,922)
Other income	38	60	61	131

Income before taxes	12,430	5,145	15,221	831
Provision for income taxes	5,184	2,552	6,534	630

Income from continuing operations	7,246	2,593	8,687	201
Discontinued operations:
Income (loss) before taxes	951	1,459	13,897	(28,626)
Provision for (benefit of) income taxes	392	571	6,370	(10,675)

Income (loss) from discontinued operations	559	888	7,527	(17,951)

Net income (loss)	$7,805	$3,481	$16,214	$(17,750)

Net income (loss) per share – Basic:
Income from continuing operations	$0.24	$0.09	$0.29	$0.01
Income (loss) from discontinued operations	0.02	0.02	0.25	(0.60)

Net income (loss)	$0.26	$0.11	$0.54	$(0.59)

Weighted average shares outstanding – Basic	30,441	30,297	30,433	30,279

Net income (loss) per share – Diluted:
Income from continuing operations	$0.24	$0.09	$0.28	$0.01
Income (loss) from discontinued operations	0.01	0.02	0.25	(0.59)

Net income (loss)	$0.25	$0.11	$0.53	$(0.58)

Weighted average shares outstanding – Diluted	30,626	30,459	30,610	30,442

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$7,805	$3,481	$16,214	$(17,750)
Other comprehensive income (loss):
Foreign currency translation adjustment	577	(3,447)	3,211	(5,215)
Adjustment to post-retirement health care liability, net of tax	19	(6)	38	2
Adjustment to retirement benefit liability, net of tax	(31)	31	(62)	31
Reclassification of unrealized loss on interest rate swap, net of tax	—	—	—	1,206

Other comprehensive income (loss)	565	(3,422)	3,187	(3,976)

Total comprehensive income (loss)	$8,370	$59	$19,401	$(21,726)

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$21,093	$60,866
Accounts receivable, net of reserve of $4,017 and $3,504 in 2011 and 2010, respectively	124,753	70,371
Inventories	115,742	77,848
Other current assets	24,746	20,229
Assets of discontinued operations	2,501	13,063

Total current assets	288,835	242,377
Property, plant, and equipment, net	157,529	145,783
Goodwill	350,363	298,346
Acquired intangibles	99,308	66,301
Equity method investment	—	1,345
Other assets	7,570	16,766
Assets of discontinued operations	—	39,972

	$903,605	$810,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$84,181	$56,775
Accrued expenses	55,280	36,785
Current maturities of long-term debt	408	408
Liabilities of discontinued operations	31	6,150

Total current liabilities	139,900	100,118
Long-term debt	226,590	206,789
Deferred income taxes	51,661	37,119
Other non-current liabilities	22,877	23,221
Liabilities of discontinued operations	—	2,790
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 30,696,662 and 30,516,197 shares issued at June 30, 2011 and December 31, 2010, respectively	307	305
Additional paid-in capital	235,139	231,999
Retained earnings	229,128	212,914
Accumulated other comprehensive income (loss)	1,127	(2,060)
Cost of 280,157 and 218,894 common shares held in treasury at June 30, 2011 and December 31, 2010, respectively	(3,124)	(2,305)

Total shareholders’ equity	462,577	440,853

	$903,605	$810,890

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$16,214	$(17,750)
Income (loss) from discontinued operations	7,527	(17,951)

Income from continuing operations	8,687	201
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,737	12,070
Stock compensation expense	3,132	2,681
Non-cash charges to interest expense	1,129	3,146
Other non-cash adjustments	1,120	1,112
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(40,186)	(30,610)
Inventories	(15,791)	(5,777)
Other current assets and other assets	8,333	7,105
Accounts payable	17,534	24,603
Accrued expenses and other non-current liabilities	774	(2,536)

Net cash (used in) provided by operating activities of continuing operations	(2,531)	11,995
Net cash (used in) provided by operating activities of discontinued operations	(3,134)	18,797

Net cash (used in) provided by operating activities	(5,665)	30,792

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(107,605)	—
Purchases of property, plant, and equipment	(4,547)	(4,356)
Purchase of equity method investment	(250)	(750)
Net proceeds from sale of property and equipment	474	68
Net proceeds from sale of businesses	59,029	29,164

Net cash (used in) provided by investing activities of continuing operations	(52,899)	24,126
Net cash used in investing activities of discontinued operations	—	(458)

Net cash (used in) provided by investing activities	(52,899)	23,668

Cash Flows from Financing Activities
Proceeds from long-term debt	62,558	8,559
Long-term debt payments	(42,958)	(58,959)
Net proceeds from issuance of common stock	10	270
Excess tax benefit from stock compensation	—	63
Payment of deferred financing fees	—	(64)
Purchase of treasury stock at market prices	(819)	(1,108)

Net cash provided by (used in) financing activities	18,791	(51,239)

Net (decrease) increase in cash and cash equivalents	(39,773)	3,221
Cash and cash equivalents at beginning of year	60,866	23,596

Cash and cash equivalents at end of period	$21,093	$26,817

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2010	30,516	$305	$231,999	$212,914	$(2,060)	219	$(2,305)	$440,853
Net income	—	—	—	16,214	—	—	—	16,214
Foreign currency translation adjustment	—	—	—	—	3,211	—	—	3,211
Adjustment to post-retirement health care liability, net of taxes of $23	—	—	—	—	38	—	—	38
Adjustment to retirement benefit liability, net of taxes of $39	—	—	—	—	(62)	—	—	(62)
Stock compensation expense	—	—	3,132	—	—	—	—	3,132
Net settlement of restricted stock units	174	2	(2)	—	—	61	(819)	(819)
Issuance of restricted stock	6	—	—	—	—	—	—	—
Stock options exercised	1	—	10	—	—	—	—	10

Balance at June 30, 2011	30,697	$307	$235,139	$229,128	$1,127	280	$(3,124)	$462,577

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three and six months ended June 30, 2011 and 2010, the financial position at June 30, 2011 and December 31, 2010, the statements of cash flow for the six months ended June 30, 2011 and 2010, and the statement of shareholders’ equity for the six months ended June 30, 2011 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report for the year ended December 31, 2010 as filed on Form 10-K.

The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, restated for discontinued operations, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (Update) 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” Update 2011-04 generally clarifies the requirements for measuring fair value and for disclosing information about fair value measurements. This Update results in common principles and requirements regarding fair value measurements for GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The Company does not expect the adoption of Update 2011-04 will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Update 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” Under the amendments included in Update 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option selected, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company does not expect the adoption of Update 2011-05 will have a material impact on the Company’s consolidated results from operations, financial position, or cash flows.

3. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw material	$50,129	$31,358
Work-in-process	11,284	4,838
Finished goods	54,329	41,652

Total inventories	$115,742	$77,848

4. ACQUISITIONS

On April 1, 2011, the Company acquired all of the outstanding stock of The D.S. Brown Company (D.S. Brown). D.S. Brown is located in North Baltimore, Ohio and is the largest U.S. manufacturer of components for the bridge and highway transportation infrastructure industry including expansion joint systems, bearing assemblies, pavement sealing systems, and other specialty components. The acquisition of D.S. Brown provides the Company with a diversified product offering to the infrastructure market. The results of D.S. Brown have been included in the Company’s consolidated financial results since the date of acquisition. The aggregate purchase consideration for the acquisition of D.S. Brown was $97,643,000, net of a working capital adjustment. The working capital adjustment portion of the aggregate purchase consideration is payable during the third quarter of 2011. The Company recorded a payable of $1,643,000 to reflect this obligation at its estimated fair value.

On June 3, 2011, the Company acquired all of the outstanding stock of Pacific Award Metals, Inc. (Award Metals). Award Metals operates six facilities in Arizona, California, Colorado, and Washington and is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialized clips and connectors for concrete forms used in the new construction and repair and remodel markets. The acquisition of Award Metals expands the breadth of the Company’s product offerings and allows the Company access to new customers. The results of Award Metals have been included in the Company’s consolidated financial results since the date of acquisition. The fair value of the aggregate purchase consideration for the acquisition of Award Metals was $13,369,000, net of a working capital adjustment. A portion of the purchase consideration is payable 540 days after the acquisition date. The Company recorded a payable of $1,744,000 to reflect this obligation. The acquisitions of D. S. Brown and Award Metals are not considered significant to the Company’s results of operations.

The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $50,598,000, of which $5,241,000 is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the building products markets. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

	D. S. Brown	Award Metals
Working capital	$16,803	$4,177
Property, plant, and equipment	14,481	2,794
Intangible assets	33,300	2,101
Other assets	230	75
Other liabilities	(13,441)	(106)
Goodwill	46,270	4,328

Fair value of purchase consideration	$97,643	$13,369

The acquired intangible assets consisted of unpatented technology and patents with a fair value of $16,560,000 (15 year estimated useful life), trademarks with a fair value of $11,470,000 (indefinite useful life), customer relationships with a fair value of $5,970,000 (16 year useful life), backlog with a fair value of $1,200,000 (1.5 year useful life), and non-compete agreements with a fair value of $201,000 (4 year useful life).

The acquisitions of D.S. Brown and Award Metals were financed through cash on hand and debt available under the Company’s revolving credit facility. The Company incurred certain acquisition-related costs, primarily composed of legal and consulting fees of $224,000 and $614,000 for the three and six months ended June 30, 2011, respectively. All acquisition-related costs were recognized as a component of selling, general, and administrative expenses on the consolidated statement of operations. The Company also recognized additional cost of sales of $2,467,000 for the three and six months ended June 30, 2011 related to the recognition of inventory at fair value when allocating the purchase price of the acquisitions.

5. GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$298,346
Goodwill acquired	50,598
Foreign currency translation	1,419

Balance as of June 30, 2011	$350,363

The goodwill balances as of June 30, 2011 and December 31, 2010 are net of accumulated impairment losses of $125,597,000.

The Company recorded intangible asset impairment charges of $76,964,000 during the year ended December 31, 2010. The Company concluded no new indicators of goodwill impairment existed as of June 30, 2011 and an interim test was not performed. The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock does not increase, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums, or other variables.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	June 30, 2011		December 31, 2010		Estimated Life
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$47,164	$—	$35,403	$—	indefinite
Finite-lived intangible assets:
Trademarks	1,971	843	1,968	760	2 to 15 years
Unpatented technology	22,117	2,769	5,557	2,239	5 to 20 years
Customer relationships	48,876	18,946	42,469	16,832	5 to 16 years
Non-compete agreements	2,857	2,119	2,656	1,921	5 to 10 years
Backlog	1,200	200	—	—	1 to 2 years

	77,021	24,877	52,650	21,752

Total acquired intangible assets	$124,185	$24,877	$88,053	$21,752

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization expense	$1,725	$1,286	$2,873	$2,586

Amortization expense related to acquired intangible assets for the remainder of fiscal 2011 and the next five years thereafter is estimated as follows (in thousands):

2011	$3,463
2012	$6,602
2013	$5,700
2014	$4,773
2015	$4,637
2016	$4,302

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

The Company sold the membership interest in Structural Soft on March 10, 2011 as a part of the transaction to sell the stock of the United Steel Products business as disclosed in Note 15.

7. NOTES RECEIVABLE

The Company holds three notes receivable from various divestitures and real estate transactions. As of June 30, 2011 and December 31, 2010, the notes receivable aggregated $9,620,000 and $9,659,000, respectively. The current portion of the notes receivable is included in other current assets and the long-term portion of the notes receivable are included in other assets. Each note receivable is evaluated for collectability each reporting period on an individual basis. Collectability is primarily evaluated on the financial condition of the debtor and whether and to what extent the debtor has complied with the terms of the underlying note agreements. No allowances for credit losses were established for the notes receivable during the three and six months ended June 30, 2011 and 2010. Interest income is recognized on an accrual basis based upon fixed rates as defined in each note receivable agreement and classified as a reduction to interest expense on the consolidated statement of operations.

8. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. For the three and six months ended June 30, 2011, the Company incurred expense of $672,000 and $1,224,000, respectively, for legal services from this firm. The Company incurred $326,000 and $545,000 for legal services from this firm during the three and six months ended June 30, 2010, respectively. Of the amounts incurred during the six months ended June 30, 2011 and 2010, $170,000 and $154,000, respectively, related to services provided in connection with the sale of businesses and were recognized as a component of discontinued operations. All other amounts incurred during the 2011 and 2010 periods were expensed as a component of selling, general, and administrative expenses. At June 30, 2011 and December 31, 2010, the Company had $361,000 and $266,000, respectively, recorded in accounts payable for amounts due to this law firm.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the eleven participating lenders which have committed capital under the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). As of June 30, 2011 and December 31, 2010, the Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. See Note 9 to the consolidated financial statements for the amounts outstanding on the revolving credit facility as of June 30, 2011 and December 31, 2010.

9. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,856 and $2,027 at June 30, 2011 and December 31, 2010, respectively	$202,144	$201,973
Revolving credit facility	20,000	—
Other debt	4,854	5,224

Total debt	226,998	207,197
Less current maturities	408	408

Total long-term debt	$226,590	$206,789

Standby letters of credit of $13,862,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of June 30, 2011. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of June 30, 2011, the Company had $107,717,000 of availability under the revolving credit facility.

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that do not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The revolving credit facility is committed through August 30, 2012. The Company expects to refinance the Senior Credit Agreement during the second half of 2011 to significantly extend the maturity date of the debt at competitive interest rates in the current capital market.

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

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of June 30, 2011, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Company’s significant domestic subsidiaries have guaranteed the obligations under the Senior Credit Agreement.

On December 8, 2005, the Company issued $204,000,000 of Senior Subordinated 8% Notes (8% Notes), due December 1, 2015, at a discount to yield 8.25%. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products business as disclosed in Note 15 of the consolidated financial statements. The Company used the proceeds from the sale together with cash generated from operations to repay all remaining variable-rate debt during the three months ended March 31, 2010. Accordingly, all losses previously deferred in accumulated other comprehensive loss related to the interest rate swap were reclassified to interest expense during the three months ended March 31, 2010. Changes in the fair value of the swap continued to be recorded in earnings until the swap expired.

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

The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjustments to interest expense:
Loss reclassified from accumulated other comprehensive income	$—	$—	$—	$1,899
(Gain) loss from changes in the fair value of the ineffective portion of the interest rate swap	—	(18)	—	116

Total (gain) loss included in interest expense	$—	$(18)	$—	$2,015

Adjustments to other comprehensive income:
Realized loss reclassified to interest expense, net of taxes	$—	$—	$—	$302
Unrealized loss reclassified to interest expense, net of taxes	—	—	—	904

Gain included in other comprehensive income	$—	$—	$—	$1,206

11. EMPLOYEE RETIREMENT AND OTHER POST-RETIREMENT BENEFIT PLANS

The following tables present the components of net periodic pension and other post-retirement benefit costs charged to expense for the three and six months ended June 30 (in thousands):

	Pension Benefit
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$9	$20	$20	$40
Interest cost	35	43	70	86
Amortization of unrecognized prior service cost	3	27	7	54
Gain amortization	(53)	—	(108)	—

Net periodic benefit costs	$(6)	$90	$(11)	$180

	Other Post-retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$4	$(9)	$7	$7
Interest cost	69	45	139	113
Amortization of unrecognized prior service cost	(1)	—	(1)	(2)
Loss amortization	31	(6)	62	8
Curtailment benefit	—	(5)	—	(5)

Net periodic benefit costs	$103	$25	$207	$121

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post- Retirement Health Care Costs	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2010	$(1,214)	$258	$(1,104)	$(2,060)
Current period change	3,211	(62)	38	3,187

Balance at June 30, 2011	$1,997	$196	$(1,066)	$1,127

13. EQUITY-BASED COMPENSATION

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

The following table provides the number of restricted stock units (that will convert to shares upon vesting) and restricted stock that were issued during the six months ended June 30 along with the weighted average grant date fair value of each award:

	2011		2010
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	163,834	$13.95	169,867	$16.80
Restricted shares	6,000	$13.63	6,000	$12.74

On March 24, 2011, the Company’s Chairman and Chief Executive Officer surrendered a portion of his 2010 restricted stock unit grant. The unamortized portion of compensation expense related to these awards, totaling $885,000, was accelerated and recognized as compensation included in selling, general, and administrative expense for the six months ended June 30, 2011.

In September 2009, the Company awarded 905,000 performance stock units. As of June 30, 2011, 868,000 of the originally awarded performance stock units remain outstanding after forfeitures and re-issuances. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ending December 31, 2009, 2010, and 2011. The performance stock units earned will be converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and will be paid in January 2012. During the first two performance periods consisting of the years ended December 31, 2010 and 2009, participants earned 0% and 34% of target respectively, aggregating 100,300 performance stock units compared to the target of 589,834 awards.

The cost of the performance stock awards will be accrued over the vesting period which ends December 31, 2011. As of June 30, 2011 and December 31, 2010, the value of the performance stock units accrued was based on a weighted average fair value of $4.31 and $7.92 per unit awarded, respectively. The fair value per unit awarded was estimated using the actual performance stock units earned during the first two performance periods ended December 31, 2010 and 2009, an estimate of the number of units expected to be earned during the remaining performance period ending December 31, 2011, and the estimated trailing 90-day closing price of the Company’s stock as of December 31, 2011 discounted to present value. The following table summarizes the compensation expense recognized from the change in fair value and vesting of performance stock units awarded for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Performance stock unit compensation expense	$217	$(378)	$(949)	$(18)

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

The fair value of restricted stock units held in the MSPP equals the trailing 200-day closing price of the Company’s common stock as of the last day of the period. During the six months ended June 30, 2011 and 2010, 154,507 and 143,870 restricted stock units, respectively, including the company-match, were credited to participant accounts. At June 30, 2011 and December 31, 2010, the value of the restricted stock units in the MSPP was $11.18 and $11.03 per unit, respectively. At June 30, 2011 and December 31, 2010, 523,468 and 457,343 restricted stock units, including the company-match, were credited to participant accounts including 64,581 and 84,635, respectively, of unvested restricted stock units.

14. FAIR VALUE MEASUREMENTS

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

As disclosed in Note 10, an interest rate swap expired in 2010 and the Company does not hold any derivatives as of June 30, 2011. The Company does not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of June 30, 2011.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At June 30, 2011, the fair value of outstanding debt was $234,770,000 compared to its carrying value of $226,998,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices.

As described in Note 4, the Company completed two acquisitions during the three months ended June 30, 2011. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to allocate fair values to inventory; property, plant, and equipment; and intangible assets included the cost approach, market approach, relief-from-royalty income approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment, forecasted net sales and income, and royalty rates.

15. DISCONTINUED OPERATIONS

On March 10, 2011, the Company sold the stock of the United Steel Products business (USP) for cash proceeds of $59,029,000 including a working capital adjustment. The divestiture of USP allowed the Company to allocate capital resources to businesses with strong market leadership positions and growth potential. The Company recognized a pre-tax gain of $14,022,000 from the transaction.

On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products business. The assets were sold for $29,164,000, net of a working capital adjustment of $936,000. This transaction finalized the Company’s exit from the steel processing business and established the Company solely as a manufacturer and distributor of products for building markets. The Company incurred an after-tax loss of $19,451,000 from the transaction, net of an $11,424,000 tax benefit for the six months ended June 30, 2010. The Company did not sell certain real estate held by the Processed Metal Products business and the receivables generated from the operation of the business prior to its sale. Subsequent to February 1, 2010, the Company collected these receivables net of uncollectible amounts. As of June 30, 2011 and December 31, 2010, the remaining property, plant, and equipment were classified as assets of discontinued operations on the consolidated balance sheet. These assets were held for sale as of June 30, 2011 and December 31, 2010 and are reflected at the lesser of their carrying values or fair values less cost to sell.

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

Components of the loss from discontinued operations, including the interest allocated to discontinued operations, for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$—	$14,847	$9,057	$42,276
Operating expenses	(78)	(12,823)	(8,920)	(39,004)
Gain (loss) on sale of business	1,029	(238)	14,022	(30,875)
Interest expense allocation	—	(327)	(262)	(1,023)

Income (loss) from discontinued operations before taxes	$951	$1,459	$13,897	$(28,626)

16. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company has focused on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of its facilities and production lines. The Company consolidated two facilities in the six months ended June 30, 2011 and six facilities during 2010 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. During 2011, the Company continued to incur exit activity costs for the facilities consolidated in previous years and some other ongoing restructuring activities. Ongoing restructuring activities resulted in $198,000 and $430,000 of asset impairment charges related to the facility consolidations during the six months ended June 30, 2011 and 2010, respectively.

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$317	$417	$1,175	$464
Selling, general and administrative expense	473	77	483	77

Total exit activity costs and asset impairments	$790	$494	$1,658	$541

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2011	2010
Accrued costs as of January 1	$2,069	$1,781
Exit activity costs recognized	1,460	111
Cash payments	(1,100)	(558)

Accrued costs as of June 30	$2,429	$1,334

17. INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations for the three and six months ended June 30 and the applicable effective tax rates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Provision for income taxes	$5,184	$2,552	$6,534	$630
Effective tax rate	41.7%	49.6%	42.9%	75.8%

The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2011 could be materially different from the forecasted rate used for the six months ended June 30, 2011.

The provision of income taxes resulted in an effective tax rate of 41.7% and 42.9% for the three and six months ended June 30, 2011, respectively. The effective tax rate for the interim periods of 2011 exceeded the U.S. federal statutory tax rate of 35% due to the recognition of non-deductible permanent differences and state taxes.

The provision for income taxes for continuing operations for the three and six months ended June 30, 2010 resulted in an effective tax rate of 49.6% and 75.8%, respectively. The effective tax rate was greater than the U.S. federal statutory tax rate of 35% during these interim periods due to the impact of state taxes and non-deductible permanent items. As a result of forecasted earnings being near break-even at the interim periods of 2010, the effective tax rate varied greatly from the statutory rate.

18. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under its equity compensation plans described in Note 13 of the consolidated financial statements. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$7,246	$2,593	$8,687	$201
Income (loss) from discontinued operations	559	888	7,527	(17,951)

Income (loss) available to common stockholders	$7,805	$3,481	$16,214	$(17,750)

Denominator for basic income (loss) per share:
Weighted average shares outstanding	30,441	30,297	30,433	30,279

Denominator for diluted income (loss) per share:
Weighted average shares outstanding	30,441	30,297	30,433	30,279
Common stock options and restricted stock	185	162	177	163

Weighted average shares and conversions	30,626	30,459	30,610	30,442

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$186,222	$27,557	$(4,972)	$208,807
Cost of sales	—	144,954	22,903	(4,478)	163,379

Gross profit	—	41,268	4,654	(494)	45,428
Selling, general, and administrative expense	(53)	25,739	2,352	—	28,038

Income from operations	53	15,529	2,302	(494)	17,390
Interest (expense) income	(4,348)	(651)	1	—	(4,998)
Other income	—	22	16	—	38

(Loss) income before taxes	(4,295)	14,900	2,319	(494)	12,430
(Benefit of) provision for income taxes	(1,675)	6,159	700	—	5,184

(Loss) income from continuing operations	(2,620)	8,741	1,619	(494)	7,246
Discontinued operations:
Income from discontinued operations before taxes	—	951	—	—	951
Provision for income taxes	—	392	—	—	392

Income from discontinued operations	—	559	—	—	559
Equity in earnings from subsidiaries	10,919	1,619	—	(12,538)	—

Net income	$8,299	$10,919	$1,619	$(13,032)	$7,805

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$158,202	$23,431	$(4,709)	$176,924
Cost of sales	—	127,073	19,926	(4,056)	142,943

Gross profit	—	31,129	3,505	(653)	33,981
Selling, general, and administrative expense	285	21,816	2,443	—	24,544

(Loss) income from operations	(285)	9,313	1,062	(653)	9,437
Interest expense	(4,340)	(11)	(1)	—	(4,352)
Other income	—	56	4	—	60

(Loss) income before taxes	(4,625)	9,358	1,065	(653)	5,145
(Benefit of) provision for income taxes	(1,852)	4,051	353	—	2,552

(Loss) income from continuing operations	(2,773)	5,307	712	(653)	2,593
Discontinued operations:
Income from discontinued operations before taxes	—	1,290	169	—	1,459
Provision for income taxes	—	533	38	—	571

Income from discontinued operations	—	757	131	—	888
Equity in earnings from subsidiaries	6,907	843	—	(7,750)	—

Net income	$4,134	$6,907	$843	$(8,403)	$3,481

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$328,494	$55,282	$(11,406)	$372,370
Cost of sales	—	260,173	47,018	(10,294)	296,897

Gross profit	—	68,321	8,264	(1,112)	75,473
Selling, general, and administrative expense	(183)	46,517	4,527	—	50,861

Income from operations	183	21,804	3,737	(1,112)	24,612
Interest (expense) income	(8,693)	(762)	3	—	(9,452)
Other income	—	38	23	—	61

(Loss) income before taxes	(8,510)	21,080	3,763	(1,112)	15,221
(Benefit of) provision for income taxes	(3,319)	8,592	1,261	—	6,534

(Loss) income from continuing operations	(5,191)	12,488	2,502	(1,112)	8,687
Discontinued operations:
Income from discontinued operations before taxes	—	13,678	219	—	13,897
Provision for income taxes	—	6,269	101	—	6,370

Income from discontinued operations	—	7,409	118	—	7,527
Equity in earnings from subsidiaries	22,517	2,620	—	(25,137)	—

Net income	$17,326	$22,517	$2,620	$(26,249)	$16,214

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$286,200	$46,575	$(9,177)	$323,598
Cost of sales	—	231,732	39,683	(8,255)	263,160

Gross profit	—	54,468	6,892	(922)	60,438
Selling, general, and administrative expense	513	43,750	4,553	—	48,816

(Loss) income from operations	(513)	10,718	2,339	(922)	11,622
Interest (expense) income	(8,679)	(2,250)	7	—	(10,922)
Other income	—	125	6	—	131

(Loss) income before taxes	(9,192)	8,593	2,352	(922)	831
(Benefit of) provision for income taxes	(3,633)	3,495	768	—	630

(Loss) income from continuing operations	(5,559)	5,098	1,584	(922)	201
Discontinued operations:
(Loss) income from discontinued operations before taxes	—	(29,080)	454	—	(28,626)
(Benefit of) provision for income taxes	—	(10,797)	122	—	(10,675)

(Loss) income from discontinued operations	—	(18,283)	332	—	(17,951)
Equity in earnings from subsidiaries	(11,269)	1,916	—	9,353	—

Net (loss) income	$(16,828)	$(11,269)	$1,916	$8,431	$(17,750)

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

JUNE 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$3,312	$17,781	$—	$21,093
Accounts receivable, net	—	107,564	17,189	—	124,753
Intercompany balances	(86,329)	110,415	(24,086)	—	—
Inventories	—	107,153	8,589	—	115,742
Other current assets	3,319	20,341	1,086	—	24,746
Assets of discontinued operations	—	2,501	—	—	2,501

Total current assets	(83,010)	351,286	20,559	—	288,835
Property, plant, and equipment, net	—	144,464	13,065	—	157,529
Goodwill	—	320,843	29,520	—	350,363
Acquired intangibles	—	88,981	10,327	—	99,308
Other assets	3,251	4,318	1	—	7,570
Investment in subsidiaries	745,840	55,737	—	(801,577)	—

	$666,081	$965,629	$73,472	$(801,577)	$903,605

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$74,751	$9,430	$—	$84,181
Accrued expenses	1,360	50,888	3,032	—	55,280
Current maturities of long-term debt	—	408	—	—	408
Liabilities of discontinued operations	—	31	—	—	31

Total current liabilities	1,360	126,078	12,462	—	139,900
Long-term debt	202,144	24,446	—	—	226,590
Deferred income taxes	—	47,000	4,661	—	51,661
Other non-current liabilities	—	22,265	612	—	22,877
Shareholders’ equity	462,577	745,840	55,737	(801,577)	462,577

	$666,081	$965,629	$73,472	$(801,577)	$903,605

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2010

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

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(7,976)	$1,820	$3,625	$—	$(2,531)
Net cash (used in) provided by operating activities of discontinued operations	—	(3,182)	48	—	(3,134)

Net cash (used in) provided by operating activities	(7,976)	(1,362)	3,673	—	(5,665)

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(107,605)	—	—	(107,605)
Purchases of property, plant, and equipment	—	(4,272)	(275)	—	(4,547)
Purchase of equity method investment	—	(250)	—	—	(250)
Net proceeds from sale of property and equipment	—	474	—	—	474
Net proceeds from sale of business	—	59,029	—	—	59,029

Net cash used in investing activities	—	(52,624)	(275)	—	(52,899)

Cash Flows from Financing Activities
Proceeds from long-term debt	—	62,558	—	—	62,558
Long-term debt payments	—	(42,958)	—	—	(42,958)
Net proceeds from issuance of common stock	10	—	—	—	10
Intercompany financing	8,785	(8,651)	(134)	—	—
Purchase of treasury stock at market prices	(819)	—	—	—	(819)

Net cash provided by (used in) financing activities	7,976	10,949	(134)	—	18,791

Net (decrease) increase in cash and cash equivalents	—	(43,037)	3,264	—	(39,773)
Cash and cash equivalents at beginning of year	—	46,349	14,517	—	60,866

Cash and cash equivalents at end of period	$—	$3,312	$17,781	$—	$21,093

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(8,655)	$19,894	$756	$—	$11,995
Net cash provided by (used in) operating activities of discontinued operations	—	19,686	(889)	—	18,797

Net cash (used in) provided by operating activities	(8,655)	39,580	(133)	—	30,792

Cash Flows from Investing Activities
Net proceeds from sale of business	—	29,164	—	—	29,164
Net proceeds from sale of property and equipment	—	64	4	—	68
Purchase of equity method investment	—	(750)	—	—	(750)
Purchases of property, plant, and equipment	—	(4,104)	(252)	—	(4,356)

Net cash provided by (used in) investing activities of continuing operations	—	24,374	(248)	—	24,126
Net cash used in investing activities of discontinued operations	—	(458)	—	—	(458)

Net cash provided by (used in) investing activities	—	23,916	(248)	—	23,668

Cash Flows from Financing Activities
Long-term debt payments	—	(58,959)	—	—	(58,959)
Proceeds from long-term debt	—	8,559	—	—	8,559
Intercompany financing	9,493	(8,814)	(679)	—	—
Purchase of treasury stock at market prices	(1,108)	—	—	—	(1,108)
Payment of deferred financing fees	—	(64)	—	—	(64)
Excess tax benefit from stock compensation	—	63	—	—	63
Net proceeds from issuance of common stock	270	—	—	—	270

Net cash provided by (used in) financing activities	8,655	(59,215)	(679)	—	(51,239)

Net increase (decrease) in cash and cash equivalents	—	4,281	(1,060)	—	3,221
Cash and cash equivalents at beginning of year	—	10,105	13,491	—	23,596

Cash and cash equivalents at end of period	$—	$14,386	$12,431	$—	$26,817

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

Overview

Gibraltar is a leading manufacturer and distributor of products for building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges and a wide-variety of other structures. These products include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, bar grating, expanded metal, metal lath, and expansion joints and structural bearings. We serve customers throughout North America and Europe including major home improvement retailers and distributors. As of June 30, 2011, we operated 42 facilities in 20 states, Canada, England, and Germany, giving us a broad platform for just-in-time delivery and support to our customers.

Our strategy is to position Gibraltar as the low-cost provider and market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of the products we offer. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international building and industrial markets to strengthen our product leadership positions.

The end markets served by our business are subject to economic conditions that are influenced by interest rates, commodity costs, demand for residential construction, the level of non-residential construction and infrastructure projects, and activity within the repair and remodel market. The United States construction markets continue an uneven recovery from an unprecedented recession that began in 2008, which led to reduced demand for the products we manufacture and distribute. In addition, tightened credit markets over the same period have limited the ability of our customers to obtain financing for construction projects. While the economy has grown since the recession, the construction markets continue to face significant challenges. Construction markets have only recovered modestly from the recession and many economic indicators, such as housing starts, continue to remain at levels well below long-term averages.

To respond to current economic conditions facing Gibraltar, including weakened end market conditions and volatile commodity costs, we continued to position the Company as a market share leader and low-cost provider of our products. Our focus has been to grow the business through acquisitions, introducing new products, and programs to expand our market share. In addition, we strive for operational excellence through lean initiatives and the consolidation of facilities, which resulted in the closing or consolidation of 14 facilities since January 2009, including two during 2011. We have also aggressively reduced operating costs throughout the Company to maximize cash flows generated from operating activities. As a result, we believe our break-even point has decreased significantly since 2008.

Regarding growing our business through acquisitions, on March 10, 2011, Gibraltar announced it entered into agreements to acquire The D.S. Brown Company (D.S. Brown) and to sell our United Steel Products (USP) subsidiary. D.S. Brown is the largest U.S. manufacturer of specialty components for the transportation infrastructure industry and has established a leading market position for many of the products offered. Products manufactured and distributed by D.S. Brown include expansion joint systems, structural bearing assemblies, pavement sealing systems, and other specialty components for bridges, highways, and other infrastructure projects. The acquisition of D.S. Brown was completed on April 1, 2011 for approximately $98 million.

On June 3, 2011, the Company acquired Pacific Award Metals, Inc. (Award Metals) for approximately $13 million. Award Metals is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialized clips and connectors for concrete forms used in the new construction and repair and remodel markets. Gibraltar’s results from operations included D.S. Brown and Award Metals from the respective dates of acquisition. The acquisitions were financed through cash on hand and debt available under our revolving credit facility.

The sale of USP, completed in March 2011 for $59 million, along with the acquisitions of D.S. Brown and Award Metals provide Gibraltar with a broader product offering to construction markets and stronger potential for revenue and earnings growth. These transactions are consistent with management’s strategy to position Gibraltar as a market leader in the product areas offered by our business and to expand our offering of value-added products.

The divestiture of USP is properly classified as a discontinued operation in the Company’s consolidated financial statements and notes thereto. See Note 15 of the Company’s consolidated financial statements for more information regarding the divestiture of USP in Item 1 of this Quarterly Report on Form 10-Q.

For the quarter ended June 30, 2011, our net sales improved compared to the prior year as a result of the acquisitions noted above along with expanded market share and higher selling prices. Our selling prices increased from the prior year as a result of rising commodity costs for steel, aluminum, and resins which impact the selling prices offered to our customers. The enhanced product portfolio of our business, improved net sales, and our cost reduction efforts led to increased profitability during the second quarter of 2011 as compared to the prior year as evidenced by an increase in our operating margin from 5.3% in the second quarter of 2010 to 8.3% in 2011.

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following table sets forth selected results of operations data and its percentage of net sales for the three months ended June 30 (in thousands):

	2011		2010
Net sales	$208,807	100.0%	$176,924	100.0%
Cost of sales	163,379	78.2	142,943	80.8

Gross profit	45,428	21.8	33,981	19.2
Selling, general, and administrative expense	28,038	13.5	24,544	13.9

Income from operations	17,390	8.3	9,437	5.3
Interest expense	(4,998)	(2.3)	(4,352)	(2.4)
Other income	38	0.0	60	0.0

Income before taxes	12,430	6.0	5,145	2.9
Provision for income taxes	5,184	2.5	2,552	1.4

Income from continuing operations	7,246	3.5	2,593	1.5
Discontinued operations, net of taxes	559	0.2	888	0.5

Net income	$7,805	3.7%	$3,481	2.0%

The following table sets forth the impact of the Company’s acquisitions on net sales and operating income for the three months ended June 30 (in thousands):

			Total	Change due to
	2011	2010	Change	Acquisitions	Operations
Net sales	$208,807	$176,924	$31,883	$22,464	$9,419
Operating income	$17,390	$9,437	$7,953	$962	$6,991

Net sales increased by $31.9 million, or 18.0%, to $208.8 million for the three months ended June 30, 2011 from net sales of $176.9 million for the three months ended June 30, 2010. The increase in net sales from the prior year was primarily the result of two acquisitions in the second quarter of 2011 which provided an additional $22.5 million of net sales for the second quarter of 2011. The remaining increase in net sales was a result of a 7.9% increase in pricing offered to customers partially offset by a 2.6% decrease in volume. Our selling prices increased from the prior year as a result of rising commodity costs for steel, aluminum, and resins which impact the selling prices offered to our customers. Sales volume decreased from the prior year by means of the uneven recovery in new build housing and commercial construction markets.

Our gross margin increased to 21.8% for the three months ended June 30, 2011 compared to 19.2% for the three months ended June 30, 2010. The improvement in gross margin was primarily due to a better alignment of material costs with customer selling prices and the impact of our 2011 acquisitions which improved our product mix to include more sales of products with a higher value-added component that yield better margins. In addition, we successfully improved our gross margin through our cost reduction and facility consolidation efforts.

Selling, general, and administrative expenses increased by $3.5 million, or 14.3%, to $28.0 million for the three months ended June 30, 2011 from $24.5 million for the three months ended June 30, 2010. The $3.5 million increase was primarily the result of $3.0 million of additional expense from acquired businesses and $0.2 million of transaction costs related to the acquisitions. Although we experienced an increase in expenses, selling, general, and administrative expenses as a percentage of net sales decreased to 13.5% in the second quarter of 2011 compared to 13.9% in 2010.

As a result of higher net sales and improved gross margin, our operating margin increased to 8.3% for the second quarter of 2011 compared to 5.3% in the prior year. We generated a higher operating margin in 2011 despite incurring $2.7 million of acquisition-related expenses.

Interest expense increased $0.6 million to $5.0 million for the three months ended June 30, 2011 from $4.4 million for the three months ended June 30, 2010. We repaid $50 million of debt, which composed all debt outstanding under our revolving credit facility, in the first quarter of 2010. During the second quarter of 2011, we borrowed funds under our revolving credit facility to finance the acquisitions of D.S. Brown and Award Metals. Therefore, we incurred more interest expense during the second quarter of 2011 compared with the prior year due to having debt outstanding during the period.

We recognized a provision for income taxes of $5.2 million for the three months ended June 30, 2011, an effective tax rate of 41.7%. During the second quarter of 2010, we recognized a provision for income taxes of $2.6 million, an effective tax rate of 49.6%. The effective tax rates for the three months ended June 30, 2011 and 2010 both exceeded the U.S. federal statutory tax rate of 35% due to state taxes and the impact of non-deductible permanent differences.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following table sets forth selected results of operations data and its percentage of net sales for the six months ended June 30 (in thousands):

	2011		2010
Net sales	$372,370	100.0%	$323,598	100.0%
Cost of sales	296,897	79.7	263,160	81.3

Gross profit	75,473	20.3	60,438	18.7
Selling, general, and administrative expense	50,861	13.7	48,816	15.1

Income from operations	24,612	6.6	11,622	3.6
Interest expense	(9,452)	(2.5)	(10,922)	(3.4)
Other income	61	0.0	131	0.0

Income before taxes	15,221	4.1	831	0.2
Provision for income taxes	6,534	1.8	630	0.2

Income from continuing operations	8,687	2.3	201	0.0
Discontinued operations, net of taxes	7,527	2.1	(17,951)	(5.5)

Net income (loss)	$16,214	4.4%	$(17,750)	(5.5)%

The following table sets forth the impact of the Company’s acquisitions on net sales and operating income for the six months ended June 30 (in thousands):

			Total	Change due to
	2011	2010	Change	Acquisitions	Operations
Net sales	$372,370	$323,598	$48,772	$22,464	$26,308
Operating income	$24,612	$11,622	$12,990	$962	$12,028

Net sales increased by $48.8 million, or 15.1%, to $372.4 million for the six months ended June 30, 2011 from net sales of $323.6 million for the six months ended June 30, 2010. The increase in net sales from the prior year was impacted by two acquisitions in the second quarter of 2011 which provided an additional $22.5 million of net sales for 2011. The remaining increase in net sales was a result of a 5.0% increase in pricing offered to customers and a 3.1% increase in volume. Our selling prices increased from the prior year as a result of rising commodity costs for steel, aluminum, and resins which impact the selling prices offered to our customers. Sales volume increased from the prior year by means of improving macroeconomic conditions in the repair and remodel industry and industrial markets which offset the uneven recovery in the new build housing and commercial construction markets.

Our gross margin increased to 20.3% for the six months ended June 30, 2011 compared to 18.7% for the six months ended June 30, 2010. The improvement in gross margin was primarily due to a better alignment of material costs with customer selling prices and the impact of our 2011 acquisitions which improved our product mix to include more sales of products with a higher value-added component that yield better margins. In addition, we successfully improved our gross margin through our cost reduction and facility consolidation efforts. These improvements offset a $0.7 million increase in restructuring charges incurred during the first half of 2011 compared to prior year. The restructuring charges were incurred during the six months ended June 30, 2011 primarily in response to our efforts to consolidate two manufacturing facilities in Europe into existing operations and other consolidation projects that began in 2010.

Selling, general, and administrative expenses increased by $2.1 million, or 4.3%, to $50.9 million for the six months ended June 30, 2011 from $48.8 million for the six months ended June 30, 2010. The $2.1 million increase was primarily the result of $3.0 million of additional expense from acquired businesses, a $0.9 million charge recognized as a result of time-based equity awards surrendered by Gibraltar’s Chief Executive Officer, and $0.6 million of transaction costs related to the acquisitions. These increases were partially offset by decreased spending on professional services and office leases. Although we experienced an increase in expenses, selling, general, and administrative expenses as a percentage of net sales decreased to 13.7% in the first half of 2011 compared to 15.1% in 2010.

As a result of higher net sales and improved gross margin, our operating margin increased to 6.6% for the first half of 2011 compared to 3.6% in the prior year. We generated a higher operating margin in 2011 despite incurring $3.1 million of acquisition-related expenses.

Interest expense decreased $1.4 million to $9.5 million for the six months ended June 30, 2011 from $10.9 million for the six months ended June 30, 2010. The decrease was a result of $1.4 million of additional interest expense recognized in 2010 for unamortized losses related to an interest rate swap as a result of repaying all variable-rate debt outstanding. We repaid $50 million of debt, which composed all debt outstanding under our revolving credit facility, in the first quarter of 2010. Subsequently, we borrowed funds under our revolving credit facility to finance the acquisitions of D.S. Brown and Award Metals during the second quarter of 2011. Therefore, we incurred similar amounts of interest during the first half of 2011 compared with the prior year due to having a similar level of debt outstanding during the periods.

We recognized a provision for income taxes of $6.5 million for the six months ended June 30, 2011, an effective tax rate of 42.9%. During the first half of 2010, we recognized a provision for income taxes of $0.6 million, an effective tax rate of 75.8%. The effective tax rates for the three months ended June 30, 2011 and 2010 both exceeded the U.S. federal statutory tax rate of 35% due to state taxes and the impact of non-deductible permanent differences. The effective tax rate in 2010 was significantly higher as a result of forecasting a low level of income for the prior year.

Outlook

We expect an uneven recovery to continue during 2011 in the building and industrial markets we serve, including the repair and remodel and industrial construction markets. The extent of any sustained economic recovery in these markets is uncertain. For the third quarter of 2011, we expect the contributions of D.S. Brown and Award Metals and stability within the markets we serve to generate net sales and profitability favorable to the third quarter of 2010. Over the long-term, we believe that the fundamentals of the building and industrial markets are positive. Furthermore, the aggressive actions taken to streamline and improve the efficiency of our business have reduced our break-even point and positioned Gibraltar to generate marked improvements in profitability when economic and market conditions return toward historical levels.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our business and facilities, and to fund acquisitions. During the next twelve months, we will focus on investing in growth opportunities when they are appropriate while focusing on working capital efficiency and our cost reduction efforts to minimize the cash invested to grow our business. During the first half of 2011, we invested cash in our working capital to meet the demand from our customers as noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q.

As of June 30, 2011, our liquidity of $128.8 million consisted of $21.1 million of cash and $107.7 million of availability under our revolving credit facility. We believe that the availability of funds under the Senior Credit Agreement together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to fund capital improvements to their businesses and facilities. As of June 30, 2011, our foreign subsidiaries held $17.8 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet their future obligations and allows the foreign business units to reinvest in their operations and could eventually be used to grow our business internationally through additional acquisitions.

Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash resources, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets, and customers. The acquisitions of D.S. Brown and Award Metals completed April 1, 2011 and June 3, 2011, respectively, were financed through the use of cash on hand and debt available under our revolving credit facility.

These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets further deteriorate, demand for our products weakens, or other circumstances change. To the extent that operating cash flows are lower than current levels or sources of financing are not available or available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows

The following table sets forth selected cash flow data for the six months ended June 30 (in thousands):

	2011	2010
Cash (used in) provided by:
Operating activities of continuing operations	$(2,531)	$11,995
Investing activities of continuing operations	(52,899)	24,126
Financing activities of continuing operations	18,791	(51,239)
Discontinued operations	(3,134)	18,339

Net (decrease) increase in cash and cash equivalents	$(39,773)	$3,221

During the six months ended June 30, 2011, net cash used in continuing operations totaled $2.5 million, primarily driven by a $29.3 million investment in working capital partially offset by income from continuing operations of $8.7 million and non-cash charges including depreciation, amortization, and stock compensation of $18.1 million. Net cash provided by operating activities for the six months ended June 30, 2010 was $12.0 million and was primarily the result of income from continuing operations of $0.2 million and non-cash charges including depreciation, amortization, and stock compensation of $19.0 million partially offset by a $7.2 million increase in net assets and liabilities.

During the six months ended June 30, 2011, the Company invested $29.3 million in its working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets was primarily a result of $40.2 million and $15.8 million increases in accounts receivable and inventory, respectively, partially offset by a $17.5 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume during the second quarter. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonality that impacts our business.

Net cash used in investing activities of continuing operations for the six months ended June 30, 2011 of $52.9 million consisted primarily of $107.6 million of acquisitions and capital expenditures of $4.5 million offset by $59.0 million of proceeds from the sale of our USP business. Cash provided by investing activities during the six months ended June 30, 2010 of $24.1 million consisted of $29.1 million of proceeds from the sale of our Processed Metal Products business offset by capital expenditures of $4.4 million.

Cash provided by financing activities for the six months ended June 30, 2011 of $18.8 million primarily consisted of long-term debt borrowings of $19.6 million. Net cash used in financing activities for the six months ended June 30, 2010 of $51.2 million consisted primarily of $50.4 million of repayments on long-term debt.

Senior Credit Agreement and Senior Subordinated Notes

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The revolving credit facility is committed through August 30, 2012. Borrowings on the revolving credit facility bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50% plus 3.25%, or at the Company’s option, an alternate base rate. The revolving credit facility also carries an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly. As of June 30, 2011, we had $107.7 million of availability under the revolving credit facility.

During 2010, we repaid all amounts outstanding on the revolving credit facility and did not have any borrowings under the Senior Credit Agreement during the first quarter of 2011. To finance the acquisitions of D.S. Brown and Award Metals in the second quarter of 2011, we borrowed amounts under the revolving credit facility and $20.0 million remained outstanding as of June 30, 2011. In addition, we had outstanding letters of credit of $13.9 million as of June 30, 2011.

The Company’s $204.0 million of Senior Subordinated 8% Notes (8% Notes) were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. The 8% Notes are currently redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declines annually from 104% to 100% on and after December 1, 2013. The 8% Notes are due December 1, 2015. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. As of June 30, 2011, we had $202.1 million, net of discount, of our 8% Notes outstanding.

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

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio (as defined in the Senior Credit Agreement) of 1.25 to 1.00 at the end of each quarter. As of June 30, 2011, the Company was in compliance with the minimum fixed charge coverage ratio covenant. Management expects to be in compliance with the fixed coverage ratio throughout 2011. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Senior Subordinated 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio.

We expect to refinance our Senior Credit Agreement during the second half of 2011 to significantly extend the maturity date of the debt at competitive interest rates in the current capital market.

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

Related Party Transactions

A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three and six months ended June 30, 2011, the Company incurred expense of $0.7 million and $1.2 million, respectively, for legal services from this firm. The Company incurred $0.3 million and $0.5 million for legal services from this firm during the three and six months ended June 30, 2010, respectively. At June 30, 2011 and December 31, 2010, the Company had $0.4 million and $0.3 million, respectively, recorded in accounts payable for amounts due to this law firm.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the eleven participating lenders which have committed capital to our $200 million revolving credit facility in the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the Senior Credit Agreement). All amounts outstanding under the revolving credit facility were repaid in full as of December 31, 2010. As of June 30, 2011, $20.0 million was outstanding under the revolving credit facility and $42.8 million of principal and interest was paid to the lenders during the six months ended June 30, 2011.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (Update) 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” Update 2011-04 generally clarifies the requirements for measuring fair value and for disclosing information about fair value measurements. This update results in common principles and requirements regarding fair value measurements for GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The Company does not expect the adoption of Update 2011-04 will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Update 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” Under the amendments included in Update 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option selected, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company does not expect the adoption of Update 2011-05 will have a material impact on the Company’s consolidated results from operations, financial position, or cash flows.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to market risk, primarily related to its long-term debt. To manage interest rate risk, the Company uses both fixed and variable interest rate debt. The Company also entered into an interest rate swap agreement that converted a portion of its variable interest rate debt to fixed interest rate debt. At the time we entered into the interest rate swap agreement, $57.5 million of variable interest rate borrowings had been effectively converted to fixed interest rate debt pursuant to this agreement. In connection with the subsequent repayment of all variable interest rate debt under the Senior Credit Agreement in the first quarter of 2010, and based on the Company’s prospective assessment of the effectiveness of the interest rate swap, the Company deemed the swap to be ineffective in offsetting variability in future interest payments on its variable interest rate borrowings. The interest rate swap agreement expired December 22, 2010. There have been no material changes to the Company’s exposure to market risk since December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

6(a) Exhibits

a.	Exhibit 10.1 – Stock Purchase Agreement By and Between Southeastern Metals Manufacturing Company, Inc. and the stockholders of Pacific Award Metals, Inc. dated June 3, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 9, 2011).

b.	Exhibit 10.2 – Consent by Key Bank National Association and other lenders named in the Third Amended and Restated Credit Agreement, as amended dated June 3, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 9, 2011).

c.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 31.2 – Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 31.3 – Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.	Exhibit 32.2 – Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

h.	Exhibit 32.3 – Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

i.	Exhibit 101.INS – XBRL Instance Document *

j.	Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document *

k.	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document *

l.	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document *

m.	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document *

n.	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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

Date: August 5, 2011