Form 10-Q
period 2011-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2011-11-04
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Registrant’s telephone number, including area code: (716) 826-6500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
As of October 31, 2011, the number of common shares outstanding was: 30,419,220.

GIBRALTAR INDUSTRIES, INC.
INDEX

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	3

Consolidated Statements of Other Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2010	4

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	6

Consolidated Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2011	7

Notes to Consolidated Financial Statements	8 – 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30 – 39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. (Removed and Reserved)	41

Item 5. Other Information	41

Item 6. Exhibits	42

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$220,096	$169,741	$592,466	$493,339
Cost of sales	177,133	142,243	474,030	405,403

Gross profit	42,963	27,498	118,436	87,936
Selling, general, and administrative expense	24,602	23,262	75,463	72,078

Income from operations	18,361	4,236	42,973	15,858
Interest expense	(4,869)	(4,429)	(14,321)	(15,351)
Other (expense) income	(15)	30	46	161

Income (loss) before taxes	13,477	(163)	28,698	668
Provision for (benefit of) income taxes	6,094	(944)	12,628	(314)

Income from continuing operations	7,383	781	16,070	982

Discontinued operations:
(Loss) income before taxes	(276)	677	13,621	(27,949)
Provision for (benefit of) income taxes	193	261	6,563	(10,414)

(Loss) income from discontinued operations	(469)	416	7,058	(17,535)

Net income (loss)	$6,914	$1,197	$23,128	$(16,553)

Net income (loss) per share — Basic:
Income from continuing operations	$0.24	$0.03	$0.53	$0.03
(Loss) income from discontinued operations	(0.01)	0.01	0.23	(0.58)

Net income (loss)	$0.23	$0.04	$0.76	$(0.55)

Weighted average shares outstanding — Basic	30,554	30,325	30,474	30,295

Net income (loss) per share — Diluted:
Income from continuing operations	$0.24	$0.03	$0.52	$0.03
(Loss) income from discontinued operations	(0.01)	0.01	0.24	(0.57)

Net income (loss)	$0.23	$0.04	$0.76	$(0.54)

Weighted average shares outstanding — Diluted	30,639	30,442	30,620	30,442

See accompanying notes to consolidated financial statements
..

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$6,914	$1,197	$23,128	$(16,553)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,662)	4,151	(1,451)	(1,064)
Adjustment to retirement benefit liability, net of tax	(31)	19	(93)	50
Adjustment to post-retirement health care liability, net of tax	19	(1)	57	1
Reclassification of unrealized loss on interest rate swap, net of tax	—	—	—	1,206

Other comprehensive (loss) income	(4,674)	4,169	(1,487)	193

Total comprehensive income (loss)	$2,240	$5,366	$21,641	$(16,360)

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$33,055	$60,866
Accounts receivable, net of reserve of $4,298 and $3,504 in 2011 and 2010	118,325	70,371
Inventories	110,967	77,848
Other current assets	24,352	20,229
Assets of discontinued operations	—	13,063

Total current assets	286,699	242,377

Property, plant, and equipment, net	154,483	145,783
Goodwill	348,551	298,346
Acquired intangibles	96,991	66,301
Other assets	6,915	16,766
Equity method investment	—	1,345
Assets of discontinued operations	—	39,972

	$893,639	$810,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$80,533	$56,775
Accrued expenses	66,774	36,785
Current maturities of long-term debt	408	408
Liabilities of discontinued operations	—	6,150

Total current liabilities	147,715	100,118

Long-term debt	206,667	206,789
Deferred income taxes	51,370	37,119
Other non-current liabilities	22,314	23,221
Liabilities of discontinued operations	—	2,790

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 30,700 and 30,516 shares issued in 2011 and 2010	307	305
Additional paid-in capital	235,902	231,999
Retained earnings	236,042	212,914
Accumulated other comprehensive loss	(3,547)	(2,060)
Cost of 281 and 219 common shares held in treasury in 2011 and 2010	(3,131)	(2,305)

Total shareholders’ equity	465,573	440,853

	$893,639	$810,890

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$23,128	$(16,553)
Income (loss) from discontinued operations	7,058	(17,535)

Income from continuing operations	16,070	982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,515	18,049
Stock compensation expense	3,895	3,599
Non-cash charges to interest expense	1,689	3,762
Other non-cash adjustments	1,437	1,167
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(35,041)	(23,419)
Inventories	(11,449)	(1,030)
Other current assets and other assets	9,606	7,348
Accounts payable	13,485	18,575
Accrued expenses and other non-current liabilities	11,331	3,670

Net cash provided by operating activities of continuing operations	30,538	32,703
Net cash (used in) provided by operating activities of discontinued operations	(3,491)	21,725

Net cash provided by operating activities	27,047	54,428

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(107,605)	—
Purchases of property, plant, and equipment	(7,838)	(6,264)
Purchase of equity method investment	(250)	(1,000)
Net proceeds from sale of property and equipment	978	179
Net proceeds from sale of businesses	59,029	29,164

Net cash (used in) provided by investing activities of continuing operations	(55,686)	22,079
Net cash provided by (used in) investing activities of discontinued operations	2,089	(427)

Net cash (used in) provided by investing activities	(53,597)	21,652

Cash Flows from Financing Activities
Long-term debt payments	(74,260)	(58,967)
Proceeds from long-term debt	73,849	8,559
Purchase of treasury stock at market prices	(826)	(1,114)
Payment of deferred financing fees	(34)	(164)
Excess tax benefit from stock compensation	—	55
Net proceeds from issuance of common stock	10	270

Net cash used in financing activities	(1,261)	(51,361)

Net (decrease) increase in cash and cash equivalents	(27,811)	24,719

Cash and cash equivalents at beginning of year	60,866	23,596

Cash and cash equivalents at end of period	$33,055	$48,315

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2010	30,516	$305	$231,999	$212,914	$(2,060)	219	$(2,305)	$440,853
Net income	—	—	—	23,128	—	—	—	23,128
Foreign currency translation adjustment	—	—	—	—	(1,451)	—	—	(1,451)
Adjustment to pension benefit liability, net of taxes of $59	—	—	—	—	(93)	—	—	(93)
Adjustment to post-retirement healthcare benefit liability, net of taxes of $35	—	—	—	—	57	—	—	57
Stock compensation expense	—	—	3,895	—	—	—	—	3,895
Net settlement of restricted stock units	177	2	(2)	—	—	62	(826)	(826)
Issuance of restricted stock	6	—	—	—	—	—	—	—
Stock options exercised	1	—	10	—	—	—	—	10

Balance at September 30, 2011	30,700	$307	$235,902	$236,042	$(3,547)	281	$(3,131)	$465,573

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three and nine months ended September 30, 2011 and 2010, the financial position at September 30, 2011 and December 31, 2010, the statements of cash flow for the nine months ended September 30, 2011 and 2010, and the statement of shareholders’ equity for the nine months ended September 30, 2011 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
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
The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (Update) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” Update 2011-04 generally clarifies the requirements for measuring fair value and for disclosing information about fair value measurements. This Update results in common principles and requirements regarding fair value measurements for U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The Company does not expect the adoption of Update 2011-04 will have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued Update 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” Under the amendments included in Update 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option selected, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company does not expect the adoption of Update 2011-05 will have a material impact on the Company’s consolidated results from operations, financial position, or cash flows.

In September 2011, the FASB issued Update 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” Under the amendments included in Update 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, the two-step impairment test is required. The amendments are effective for fiscal years beginning after December 15, 2011 although early adoption is permitted. Although the amendments may change how goodwill is tested for impairment, the Company does not expect the adoption of Update 2011-08 will have a material impact on the timing or measurement of any goodwill impairments.
In September 2011, the FASB issued Update 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan”. The amendments included in Update 2011-09 require employers to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended disclosures provide users with more detailed information about an employer’s involvement in these plans. The Company participates in various multiemployer pension plans and will be required to disclose additional information about these plans in the consolidated financial statements for the year ended December 31, 2011, the date that the Update will be effective for public entities.
3. INVENTORIES
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Raw material	$47,594	$31,358
Work-in-process	11,213	4,838
Finished goods	52,160	41,652

Total inventories	$110,967	$77,848

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

On June 3, 2011, the Company acquired all of the outstanding stock of Pacific Award Metals, Inc. (Award Metals). Award Metals operates six facilities in Arizona, California, Colorado, and Washington and is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialized clips and connectors for concrete forms used in the new construction and repair and remodel markets. The acquisition of Award Metals expands the breadth of the Company’s product offerings and allows the Company access to new customers. The results of Award Metals have been included in the Company’s consolidated financial results since the date of acquisition. The fair value of the aggregate purchase consideration for the acquisition of Award Metals was $13,369,000, net of a working capital adjustment. A portion of the purchase consideration is payable in November 2012. The Company recorded a payable of $1,791,000 as of September 30, 2011 to reflect this obligation. The acquisitions of D. S. Brown and Award Metals are not considered significant to the Company’s results of operations.
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

		Award
	D.S. Brown	Metals
Working capital	$16,803	$4,177
Property, plant, and equipment	14,481	2,794
Intangible assets	33,300	2,101
Other assets	230	75
Other liabilities	(13,441)	(106)
Goodwill	46,270	4,328

Fair value of purchase consideration	$97,643	$13,369

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
The acquisitions of D.S. Brown and Award Metals were financed through cash on hand and debt available under the Company’s revolving credit facility. The Company incurred certain acquisition-related costs, primarily composed of legal and consulting fees of $156,000 and $770,000 for the three and nine months ended September 30, 2011, respectively. All acquisition-related costs were recognized as a component of selling, general, and administrative expenses on the consolidated statement of operations. The Company also recognized additional cost of sales of $2,467,000 for the nine months ended September 30, 2011 related to the recognition of inventory at fair value when allocating the purchase price of the acquisitions.
5. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$298,346
Acquired goodwill	50,598
Foreign currency translation	(393)

Balance at September 30, 2011	$348,551

The goodwill balances as of September 30, 2011 and December 31, 2010 are net of accumulated impairment losses of $125,597,000.
The Company recorded intangible asset impairment charges of $76,964,000 during the year ended December 31, 2010. The Company concluded no new indicators of goodwill impairment existed as of September 30, 2011 and an interim test was not performed. The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock does not increase, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums, or other variables.
Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Estimated
	Amount	Amortization	Amount	Amortization	Life
Indefinite-lived intangible assets:
Trademarks	$46,763	$—	$35,403	$—	Indefinite
Finite-lived intangible assets:
Trademarks	1,968	881	1,968	760	2 to 15 Years
Unpatented technology	22,117	3,173	5,557	2,239	5 to 20 Years
Customer relationships	48,336	19,594	42,469	16,832	5 to 16 Years
Non-compete agreements	2,857	2,202	2,656	1,921	5 to 10 Years
Backlog	1,200	400	—	—	1 to 2 Years

	76,478	26,250	52,650	21,752

Total acquired intangible assets	$123,241	$26,250	$88,053	$21,752

The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amortization expense	$1,706	$1,292	$4,579	$3,878
Amortization expense related to acquired intangible assets for the remainder of fiscal 2011 and the next five years thereafter is estimated as follows (in thousands):

2011	$1,731
2012	$6,602
2013	$5,701
2014	$4,773
2015	$4,637
2016	$4,302

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
7. NOTES RECEIVABLE
The Company holds three notes receivable from various divestitures and real estate transactions. As of September 30, 2011 and December 31, 2010, the notes receivable aggregated $9,601,000 and $9,659,000, respectively. The current portion of the notes receivable is included in other current assets and the long-term portion of the notes receivable are included in other assets. Each note receivable is evaluated for collectability each reporting period on an individual basis. Collectability is primarily evaluated on the financial condition of the debtor and whether and to what extent the debtor has complied with the terms of the underlying note agreements. No allowances for credit losses were established for the notes receivable during the three and nine months ended September 30, 2011 and 2010. Interest income is recognized on an accrual basis based upon fixed rates as defined in each note receivable agreement and classified as a reduction to interest expense on the consolidated statement of operations.
8. RELATED PARTY TRANSACTIONS
A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. At September 30, 2011 and December 31, 2010, the Company had $342,000 and $266,000, respectively, recorded in accounts payable for amounts due to this law firm. For the three and nine months ended September 30, the Company incurred the following expenses for legal service from this firm, including services provided in connection with the sale of businesses and recognized as a component of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Selling, general, and administrative expense	$287	$118	$1,341	$509
Discontinued operations	6	—	176	154

Total related-party legal expense	$293	$118	$1,517	$663

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the eleven participating lenders which have committed capital under the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the 2009 Senior Credit Agreement). As of September 30, 2011, the 2009 Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. See Note 9 to the consolidated financial statements for the amounts outstanding on the revolving credit facility as of September 30, 2011 and December 31, 2010.

9. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,767 and $2,027 in 2011 and 2010	$202,233	$201,973
Other debt	4,842	5,224

Total debt	207,075	207,197
Less current maturities	408	408

Total long-term debt	$206,667	$206,789

Standby letters of credit of $14,342,000 have been issued under the 2009 Senior Credit Agreement to third parties on behalf of the Company as of September 30, 2011. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of September 30, 2011, the Company had $125,360,000 of availability under the revolving credit facility.
Borrowings under the 2009 Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The 2009 Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that do not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The revolving credit facility is committed through August 30, 2012. The Company amended the 2009 Senior Credit Agreement on October 11, 2011 to significantly extend the maturity date of the debt at competitive interest rates in the current capital market. See Note 19 of the consolidated financial statements for more information regarding this subsequent event.
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
On a trailing four-quarter basis, the 2009 Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of September 30, 2011, the Company was in compliance with this financial covenant. The 2009 Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Company’s significant domestic subsidiaries have guaranteed the obligations under the Senior Credit Agreement.
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
The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Adjustments to interest expense:
Loss reclassified from accumulated other comprehensive income	$—	$—	$—	$1,899
Loss from changes in the fair value of the ineffective portion of the interest rate swap	—	54	—	170

Total loss included in interest expense	$—	$54	$—	$2,069

Adjustments to other comprehensive income:
Realized loss reclassified to interest expense, net of taxes	$—	$—	$—	$302
Unrealized loss reclassified to interest expense, net of taxes	—	—	—	904

Gain included in other comprehensive income	$—	$—	$—	$1,206

11. EMPLOYEE RETIREMENT AND OTHER POST-RETIREMENT BENEFIT PLANS
The following tables present the components of net periodic pension and other post-retirement benefit costs charged to expense for the three and nine months ended September 30 (in thousands):

	Pension Benefit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$11	$20	$31	$60
Interest cost	35	42	105	128
Amortization of unrecognized prior service cost	4	29	11	83
Gain amortization	(55)	—	(163)	—

Net periodic benefit cost	$(5)	$91	$(16)	$271

	Other Post-retirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$3	$3	$10	$10
Interest cost	70	57	209	170
Amortization of unrecognized prior service cost	—	(1)	(1)	(3)
Loss amortization	31	4	93	12
Curtailment benefit	—	(3)	—	(8)

Net periodic benefit cost	$104	$60	$311	$181

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows (in thousands):

			Unamortized
	Foreign	Minimum	Post-	Accumulated
	Currency	Pension	Retirement	Other
	Translation	Liability	Health Care	Comprehensive
	Adjustment	Adjustment	Costs	(Loss) Income
Balance as of December 31, 2010	$(1,214)	$258	$(1,104)	$(2,060)
Current period change	(1,451)	(93)	57	(1,487)

Balance as of September 30, 2011	$(2,665)	$165	$(1,047)	$(3,547)

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
The following table provides the number of restricted stock units (that will convert to shares upon vesting), shares of restricted stock, and non-qualified stock options that were issued during the nine months ended September 30 along with the weighted average grant date fair value of each award:

	2011		2010
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
Awards	Awards	Fair Value	Awards	Fair Value
Restricted stock units	315,834	$11.05	169,867	$16.80
Restricted shares	6,000	$13.63	6,000	$12.74
Non-qualified stock options	239,000	$5.19	131,000	$4.62
On March 24, 2011, the Company’s Chairman and Chief Executive Officer surrendered a portion of his 2010 restricted stock unit grant. The unamortized portion of compensation expense related to these awards, totaling $885,000, was accelerated and recognized as compensation included in selling, general, and administrative expense for the nine months ended September 30, 2011.
In September 2009, the Company awarded 905,000 performance stock units. As of September 30, 2011, 868,000 of the originally awarded performance stock units remain outstanding after forfeitures and re-issuances. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ending December 31, 2009, 2010, and 2011. The performance stock units earned will be converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and will be paid in January 2012. During the first two performance periods consisting of the years ended December 31, 2010 and 2009, participants earned 0% and 34% of target respectively, aggregating 100,300 performance stock units compared to the target of 589,834 awards.
The cost of the performance stock awards will be accrued over the vesting period which ends December 31, 2011. As of September 30, 2011 and December 31, 2010, the value of the performance stock units accrued was based on a weighted average fair value of $2.43 and $7.92 per unit awarded, respectively. The fair value per unit awarded was estimated using the actual performance stock units earned during the first two performance periods ended December 31, 2010 and 2009, an estimate of the number of units expected to be earned during the remaining performance period ending December 31, 2011, and the estimated trailing 90-day closing price of the Company’s stock as of December 31, 2011 discounted to present value. The following table summarizes the compensation expense recognized from the change in fair value and vesting of performance stock units awarded for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Performance stock unit compensation expense	$(1,026)	$59	$(1,974)	$42

The Management Stock Purchase Plan (MSPP) is an integral component of the Plan and provides participants the ability to defer a portion of their salary, their annual bonus under the Management Incentive Compensation Plan, and Directors’ fees. The deferral is converted to restricted stock units and credited to an account together with a company-match in restricted stock units equal to a percentage of the deferral amount. The account is converted to cash at the trailing 200-day average closing price of the Company’s stock and payable to the participants upon a termination of their service to the Company. The matching portion vests only if the participant has reached their sixtieth (60th) birthday. If a participant terminates his or her service to the Company prior to age sixty (60), the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current ten-year U.S. Treasury note rate. The account is then paid out in five equal annual cash installments.
The fair value of restricted stock units held in the MSPP equals the trailing 200-day closing price of the Company’s common stock as of the last day of the period. During the nine months ended September 30, 2011 and 2010, 155,882 and 144,536 restricted stock units, respectively, including the company-match, were credited to participant accounts. At September 30, 2011 and December 31, 2010, the value of the restricted stock units in the MSPP was $11.07 and $11.03 per unit, respectively. At September 30, 2011 and December 31, 2010, 524,844 and 457,343 restricted stock units, including the company-match, were credited to participant accounts including 65,010 and 84,635, respectively, of unvested restricted stock units.
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
As disclosed in Note 10, an interest rate swap expired in 2010 and the Company does not hold any derivatives as of September 30, 2011. The Company does not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of September 30, 2011.
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At September 30, 2011, the fair value of outstanding debt was $203,743,000 compared to its carrying value of $207,075,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices.
As described in Note 4, the Company completed two acquisitions during the nine months ended September 30, 2011. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to allocate fair values to inventory; property, plant, and equipment; and intangible assets included the cost approach, market approach, relief-from-royalty income approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment, forecasted net sales and income, and royalty rates.

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
On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products business. The assets were sold for $29,164,000, including a working capital adjustment. This transaction finalized the Company’s exit from the steel processing business and established the Company solely as a manufacturer and distributor of products for building and industrial markets. The Company incurred an after-tax loss of $19,451,000 from the transaction, net of an $11,424,000 tax benefit for the nine months ended September 30, 2010. The Company did not sell certain real estate held by the Processed Metal Products business and the receivables generated from the operation of the business prior to its sale. Subsequent to February 1, 2010, the Company sold the real estate and collected these receivables net of uncollectible amounts. The transactions to dispose of the remaining assets of this business were completed during the three and nine month periods ended September 30, 2011 which resulted in the recognition of gains and losses. As of December 31, 2010, the remaining property, plant, and equipment were classified as assets of discontinued operations on the consolidated balance sheet. These assets were held for sale as of December 31, 2010 and reflected at the lesser of their carrying values or fair values less cost to sell.
The results of operations for USP and the Processed Metal Products business have been classified as discontinued operations in the consolidated financial statements for all periods presented. The Company allocates interest to its discontinued operations in accordance with FASB ASC Subtopic 205-20, “Presentation of Financial Statements — Discontinued Operations”.
Components of the (loss) income from discontinued operations before taxes, including the interest allocated to discontinued operations, for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$—	$12,320	$9,057	$54,596
Operating expenses	(276)	(11,326)	(9,196)	(50,330)
Gain (loss) on sale of business	—	—	14,022	(30,875)
Interest expense allocation	—	(317)	(262)	(1,340)

(Loss) income from discontinued operations before taxes	$(276)	$677	$13,621	$(27,949)

16. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company has focused on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of its facilities and production lines. The Company consolidated two facilities in the nine months ended September 30, 2011 and six facilities during 2010 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. During 2011, the Company continued to incur exit activity costs for the facilities consolidated in previous years and some other ongoing restructuring activities. These restructuring activities resulted in $448,000 and $753,000 of asset impairment charges related to the facility consolidations during the nine months ended September 30, 2011 and 2010, respectively.

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of sales	$522	$438	$1,697	$902
Selling, general, and administrative expense	(7)	—	476	77

Total exit activity and costs and asset impairments	$515	$438	$2,173	$979

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2011	2010
Balance as of December 31	$2,069	$1,781
Exit activity costs recognized	1,725	226
Cash payments	(1,896)	(1,059)

Balance as of September 30	$1,898	$948

17. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations for the three and nine months ended September 30 and the applicable effective tax rates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Provision for (benefit of) income taxes	$6,094	$(944)	$12,628	$(314)
Effective tax rate	45.2%	579.1%	44.0%	-47.0%
The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2011 could be materially different from the forecasted rate used for the nine months ended September 30, 2011.
The provision of income taxes resulted in an effective tax rate of 45.2% and 44.0% for the three and nine months ended September 30, 2011, respectively. The effective tax rate for the interim periods of 2011 exceeded the U.S. federal statutory tax rate of 35% due to the recognition of non-deductible permanent differences and state taxes.
A change in forecasted earnings caused a significant change in the forecasted annual effective tax rate during the three months ended September 30, 2010. As a result, the Company recognized a tax benefit for continuing operations during the three months ended September 30, 2010 due to the change in the year-to-date provision for income taxes. The provision for income taxes for continuing operations for the nine months ended September 30, 2010 was based on the most recent estimate of the income tax provision forecasted for the full year. Small changes in the Company’s forecasted earnings had a significant impact on the Company’s effective tax rate for the full year as a result of pre-tax earnings approximating break-even, non-deductible permanent items, and certain state taxes.

18. EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under its equity compensation plans described in Note 13 of the consolidated financial statements. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$7,383	$781	$16,070	$982
(Loss) income from discontinued operations	(469)	416	7,058	(17,535)

Net income (loss) available to common shareholders	$6,914	$1,197	$23,128	$(16,553)

Denominator for basic income (loss) per share:
Weighted average shares outstanding	30,554	30,325	30,474	30,295

Denominator for diluted income (loss) per share:
Weighted average shares outstanding	30,554	30,325	30,474	30,295
Common stock options and restricted stock	85	117	146	147

Weighted average shares and conversions	30,639	30,442	30,620	30,442

19. SUBSEQUENT EVENT
On October 11, 2011, the Company entered into the Fourth Amended and Restated Credit Agreement with a syndicate of ten banks (2011 Senior Credit Agreement). The 2011 Senior Credit Agreement amends and restates the 2009 Senior Credit Agreement as identified in Notes 8 and 9 of the consolidated financial statements.
The 2011 Senior Credit Agreement provides for a revolving credit facility and letters of credit not to exceed the lesser of (i) $200 million and (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Company can request additional financing from the banks to increase the revolving credit facility to $250 million under the terms of the 2011 Senior Credit Agreement. The Company also has the opportunity to enter into a term loan in the principal amount of $35 million subject to conditions set forth in the 2011 Senior Credit Agreement.
The terms of the 2011 Senior Credit Agreement provide that the revolving credit facility will terminate on the earlier of October 10, 2016 or six months prior to the maturity date of the Company’s 8% Notes, which are due December 1, 2015. All revolving credit borrowings must be repaid on or before the maturity date. The term loan would be payable in quarterly installments and mature three years after the term loan funding date on which date the outstanding balance of the term loan is payable in full.

Only one financial covenant is contained within the 2011 Senior Credit Agreement, which requires the Company to maintain a fixed charge ratio (as defined in the agreement) of 1.25 to 1.00 or higher. Interest rates on the revolving credit facility and term loan will continue to be based on the London Interbank Offering Rate (LIBOR) plus an additional margin of 200 to 250 basis points on the revolving credit facility and 300 to 350 basis points on the term loan. In addition, the revolving credit facility is subject to an annual commitment fee calculated at 0.375% of the daily average undrawn balance of the revolving credit facility.
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$198,469	$26,134	$(4,507)	$220,096
Cost of sales	—	159,372	22,204	(4,443)	177,133

Gross profit	—	39,097	3,930	(64)	42,963
Selling, general, and administrative expense	183	21,915	2,504	—	24,602

(Loss) income from operations	(183)	17,182	1,426	(64)	18,361
Interest (expense) income	(4,349)	(568)	48	—	(4,869)
Other income (expense)	—	8	(23)	—	(15)

(Loss) income before taxes	(4,532)	16,622	1,451	(64)	13,477
(Benefit of) provision for income taxes	(1,768)	7,398	464	—	6,094

(Loss) income from continuing operations	(2,764)	9,224	987	(64)	7,383

Discontinued operations:
Loss before taxes	—	(276)	—	—	(276)
Provision for income taxes	—	193	—	—	193

Loss from discontinued operations	—	(469)	—	—	(469)

Equity in earnings from subsidiaries	9,742	987	—	(10,729)	—

Net income	$6,978	$9,742	$987	$(10,793)	$6,914

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$151,456	$22,389	$(4,104)	$169,741
Cost of sales	—	126,910	19,844	(4,511)	142,243

Gross profit	—	24,546	2,545	407	27,498
Selling, general, and administrative expense	(312)	21,513	2,061	—	23,262

Income from operations	312	3,033	484	407	4,236
Interest (expense) income	(4,343)	(89)	3	—	(4,429)
Other income	—	21	9	—	30

(Loss) income before taxes	(4,031)	2,965	496	407	(163)
(Benefit of) provision for income taxes	(1,702)	581	177	—	(944)

(Loss) income from continuing operations	(2,329)	2,384	319	407	781

Discontinued operations:
Income before taxes	—	575	102	—	677
Provision for income taxes	—	242	19	—	261

Income from discontinued operations	—	333	83	—	416

Equity in earnings from subsidiaries	3,119	402	—	(3,521)	—

Net income	$790	$3,119	$402	$(3,114)	$1,197

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$526,963	$81,416	$(15,913)	$592,466
Cost of sales	—	419,545	69,222	(14,737)	474,030

Gross profit	—	107,418	12,194	(1,176)	118,436
Selling, general, and administrative expense	—	68,432	7,031	—	75,463

Income from operations	—	38,986	5,163	(1,176)	42,973
Interest (expense) income	(13,042)	(1,330)	51	—	(14,321)
Other income	—	46	—	—	46

(Loss) income before taxes	(13,042)	37,702	5,214	(1,176)	28,698
(Benefit of) provision for income taxes	(5,087)	15,990	1,725	—	12,628

(Loss) income from continuing operations	(7,955)	21,712	3,489	(1,176)	16,070

Discontinued operations:
Income before taxes	—	13,402	219	—	13,621
Provision for income taxes	—	6,462	101	—	6,563

Income from discontinued operations	—	6,940	118	—	7,058

Equity in earnings from subsidiaries	32,259	3,607	—	(35,866)	—

Net income	$24,304	$32,259	$3,607	$(37,042)	$23,128

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$437,656	$68,964	$(13,281)	$493,339
Cost of sales	—	358,642	59,527	(12,766)	405,403

Gross profit	—	79,014	9,437	(515)	87,936
Selling, general, and administrative expense	201	65,263	6,614	—	72,078

(Loss) income from operations	(201)	13,751	2,823	(515)	15,858
Interest (expense) income	(13,022)	(2,339)	10	—	(15,351)
Other income	—	146	15	—	161

(Loss) income before taxes	(13,223)	11,558	2,848	(515)	668
(Benefit of) provision for income taxes	(5,335)	4,076	945	—	(314)

(Loss) income from continuing operations	(7,888)	7,482	1,903	(515)	982

Discontinued operations:
(Loss) income before taxes	—	(28,505)	556	—	(27,949)
(Benefit of) provision for income taxes	—	(10,555)	141	—	(10,414)

(Loss) income from discontinued operations	—	(17,950)	415	—	(17,535)

Equity in earnings from subsidiaries	(8,150)	2,318	—	5,832	—

Net (loss) income	$(16,038)	$(8,150)	$2,318	$5,317	$(16,553)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2011
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$13,655	$19,400	$—	$33,055
Accounts receivable, net	—	102,720	15,605	—	118,325
Intercompany balances	(86,808)	109,400	(22,592)	—	—
Inventories	—	103,033	7,934	—	110,967
Other current assets	5,087	18,553	712	—	24,352

Total current assets	(81,721)	347,361	21,059	—	286,699

Property, plant, and equipment, net	—	142,570	11,913	—	154,483
Goodwill	—	320,843	27,708	—	348,551
Acquired intangibles	—	87,587	9,404	—	96,991
Other assets	3,071	3,811	33	—	6,915
Investment in subsidiaries	751,896	53,095	—	(804,991)	—

	$673,246	$955,267	$70,117	$(804,991)	$893,639

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$72,323	$8,210	$—	$80,533
Accrued expenses	5,440	57,522	3,812	—	66,774
Current maturities of long-term debt	—	408	—	—	408

Total current liabilities	5,440	130,253	12,022	—	147,715

Long-term debt	202,233	4,434	—	—	206,667
Deferred income taxes	—	46,992	4,378	—	51,370
Other non-current liabilities	—	21,692	622	—	22,314
Shareholders’ equity	465,573	751,896	53,095	(804,991)	465,573

	$673,246	$955,267	$70,117	$(804,991)	$893,639

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2010
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$46,349	$14,517	$—	$60,866
Accounts receivable, net	—	57,268	13,103	—	70,371
Intercompany balances	17,194	5,657	(22,851)	—	—
Inventories	—	71,355	6,493	—	77,848
Other current assets	6,592	12,750	887	—	20,229
Assets of discontinued operations	—	10,501	2,562	—	13,063

Total current assets	23,786	203,880	14,711	—	242,377

Property, plant, and equipment, net	—	132,355	13,428	—	145,783
Goodwill	—	270,245	28,101	—	298,346
Acquired intangibles	—	55,827	10,474	—	66,301
Other assets	3,613	13,152	1	—	16,766
Equity method investments	—	1,345	—	—	1,345
Assets of discontinued operations	—	34,503	5,469	—	39,972
Investment in subsidiaries	616,787	55,172	—	(671,959)	—

	$644,186	$766,479	$72,184	$(671,959)	$810,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$48,739	$8,036	$—	$56,775
Accrued expenses	1,360	33,053	2,372	—	36,785
Current maturities of long-term debt	—	408	—	—	408
Liabilities of discontinued operations	—	4,576	1,574	—	6,150

Total current liabilities	1,360	86,776	11,982	—	100,118

Long-term debt	201,973	4,816	—	—	206,789
Deferred income taxes	—	35,176	1,943	—	37,119
Other non-current liabilities	—	22,763	458	—	23,221
Liabilities of discontinued operations	—	161	2,629	—	2,790
Shareholders’ equity	440,853	616,787	55,172	(671,959)	440,853

	$644,186	$766,479	$72,184	$(671,959)	$810,890

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities of continuing operations	$(8,159)	$32,917	$5,780	$—	$30,538
Net cash (used in) provided by operating activities of discontinued operations	—	(3,539)	48	—	(3,491)

Net cash (used in) provided by operating activities	(8,159)	29,378	5,828	—	27,047

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(107,605)	—	—	(107,605)
Purchases of property, plant, and equipment	—	(7,487)	(351)	—	(7,838)
Purchase of equity method investment	—	(250)	—	—	(250)
Net proceeds from sale of property and equipment	—	978	—	—	978
Net proceeds from sale of businesses	—	59,029	—	—	59,029

Net cash used in investing activities of continuing operations	—	(55,335)	(351)	—	(55,686)
Net cash provided by investing activities of discontinued operations	—	2,089	—	—	2,089

Net cash used in investing activities	—	(53,246)	(351)	—	(53,597)

Cash Flows from Financing Activities
Long-term debt payments	—	(74,260)	—	—	(74,260)
Proceeds from long-term debt	—	73,849	—	—	73,849
Purchase of treasury stock at market prices	(826)	—	—	—	(826)
Payment of deferred financing fees	—	(34)	—	—	(34)
Intercompany financing	8,975	(8,381)	(594)	—	—
Net proceeds from issuance of common stock	10	—	—	—	10

Net cash provided by (used in) financing activities	8,159	(8,826)	(594)	—	(1,261)

Net (decrease) increase in cash and cash equivalents	—	(32,694)	4,883	—	(27,811)

Cash and cash equivalents at beginning of year	—	46,349	14,517	—	60,866

Cash and cash equivalents at end of period	$—	$13,655	$19,400	$—	$33,055

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)

	Gibraltar		Non-
	Industries,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities of continuing operations	$(8,353)	$37,088	$3,968	$—	$32,703
Net cash provided by operating activities of discontinued operations	—	21,701	24	—	21,725

Net cash (used in) provided by operating activities	(8,353)	58,789	3,992	—	54,428

Cash Flows from Investing Activities
Net proceeds from sale of businesses	—	29,164	—	—	29,164
Net proceeds from sale of property and equipment	—	175	4	—	179
Purchase of equity method investment	—	(1,000)	—	—	(1,000)
Purchases of property, plant, and equipment	—	(5,911)	(353)	—	(6,264)

Net cash provided by (used in) investing activities of continuing operations	—	22,428	(349)	—	22,079
Net cash used in investing activities of discontinued operations	—	(427)	—	—	(427)

Net cash provided by (used in) investing activities	—	22,001	(349)	—	21,652

Cash Flows from Financing Activities
Long-term debt payments	—	(58,967)	—	—	(58,967)
Proceeds from long-term debt	—	8,559	—	—	8,559
Purchase of treasury stock at market prices	(1,114)	—	—	—	(1,114)
Payment of deferred financing fees	—	(164)	—	—	(164)
Intercompany financing	9,197	(8,608)	(589)	—	—
Excess tax benefit from stock compensation	—	55	—	—	55
Net proceeds from issuance of common stock	270	—	—	—	270

Net cash provided by (used in) financing activities	8,353	(59,125)	(589)	—	(51,361)

Net increase in cash and cash equivalents	—	21,665	3,054	—	24,719

Cash and cash equivalents at beginning of year	—	10,105	13,491	—	23,596

Cash and cash equivalents at end of period	$—	$31,770	$16,545	$—	$48,315

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Gibraltar is a leading manufacturer and distributor of products for building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges, and a wide-variety of other structures. These products include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, bar grating, expanded metal, metal lath, and expansion joints and structural bearings. We serve customers throughout North America and Europe including major home improvement retailers and distributors. As of September 30, 2011, we operated 42 facilities in 20 states, Canada, England, and Germany, giving us a broad platform for just-in-time delivery and support to our customers.
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
The end markets served by our business are subject to economic conditions that are influenced by interest rates, commodity costs, demand for residential construction, the level of non-residential construction and infrastructure projects, and activity within the repair and remodel market. The United States construction markets continue an uneven recovery from an unprecedented recession that began in 2008, which led to reduced demand for the products we manufacture and distribute. In addition, tightened credit markets over the same period may have limited the ability of our customers to obtain financing for construction projects. While the economy has grown since the recession, the construction markets continue to face significant challenges. Construction markets have only recovered modestly from the recession and many economic indicators, such as housing starts, continue to remain at levels well below long-term averages.

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
Regarding the growth of our business through acquisitions, Gibraltar acquired The D.S. Brown Company (D.S. Brown) on April 1, 2011 for approximately $98 million. D.S. Brown is the largest U.S. manufacturer of specialty components for the transportation infrastructure industry and has established a leading market position for many of the products offered. Products manufactured and distributed by D.S. Brown include expansion joint systems, structural bearing assemblies, pavement sealing systems, and other specialty components for bridges, highways, and other infrastructure projects.
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
Gibraltar sold its United Steel Products subsidiary (USP) in March 2011 for approximately $59 million. The sale of USP, along with the acquisitions of D.S. Brown and Award Metals, provide Gibraltar with a broader product offering to construction markets and stronger potential for revenue and earnings growth. These transactions are consistent with management’s strategy to position Gibraltar as a market leader in the product areas offered by our business and to expand our offering of value-added products.
The divestiture of USP was recognized as a discontinued operation in the Company’s consolidated financial statements and notes thereto. See Note 15 of the Company’s consolidated financial statements for more information regarding the divestiture of USP in Item 1 of this Quarterly Report on Form 10-Q.
As a result of the steps we have taken throughout the economic downturn, we have maintained a strong liquidity position. Using cash generated from operations, we made significant repayments against our outstanding debt and no longer have any debt outstanding against our revolving credit facility at the end of the third quarter. At September 30, 2011, our liquidity was $158.4 million including $33.1 million of cash and $125.3 million of availability under our revolving credit facility. Subsequent to quarter end, we entered into the Fourth Amended and Restated Credit Agreement dated October 11, 2011 to extend the due date of the $200 million revolving credit agreement, reduce the cost of borrowings, and provide additional financial flexibility.
For the quarter ended September 30, 2011, our net sales improved compared to the prior year as a result of the acquisitions noted above along with expanded market share and higher selling prices. Our selling prices increased from the prior year as a result of rising commodity costs for steel, aluminum, and resins which impact the selling prices offered to our customers. The enhanced product portfolio of our business, improved net sales, and our cost reduction efforts led to increased profitability during the third quarter of 2011 as compared to the prior year as evidenced by an increase in our operating margin from 2.5% in the third quarter of 2010 to 8.3% in 2011.

Results of Operations
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended September 30 (in thousands):

	2011		2010

Net sales	$220,096	100.0%	$169,741	100.0%
Cost of sales	177,133	80.5%	142,243	83.8%

Gross profit	42,963	19.5%	27,498	16.2%
Selling, general, and administrative expense	24,602	11.2%	23,262	13.7%

Income from operations	18,361	8.3%	4,236	2.5%
Interest expense	(4,869)	-2.2%	(4,429)	-2.6%
Other (expense) income	(15)	0.0%	30	0.0%

Income (loss) before taxes	13,477	6.1%	(163)	-0.1%
Provision for (benefit of) income taxes	6,094	2.7%	(944)	-0.6%

Income from continuing operations	7,383	3.4%	781	0.5%
(Loss) income from discontinued operations	(469)	-0.3%	416	0.2%

Net income	$6,914	3.1%	$1,197	0.7%

The following table sets forth the impact of the Company’s acquisitions on net sales and operating income for the three months ended September 30 (in thousands):

			Total	Change Due To
	2011	2010	Change	Acquisitions	Operations
Net sales	$220,096	$169,741	$50,355	$28,902	$21,453
Operating income	$18,361	$4,236	$14,125	$3,685	$10,440
Net sales increased by $50.4 million, or 29.7%, to $220.1 million for the three months ended September 30, 2011 from net sales of $169.7 million for the three months ended September 30, 2010. The increase in net sales from the prior year was primarily the result of two acquisitions in the second quarter of 2011 which provided an additional $28.9 million of net sales for the third quarter of 2011. The remaining increase in net sales was a result of a 7.8% increase in volume and 4.9% increase in pricing offered to customers. Sales volume increased from the prior year as a result of the impact of spring storm damage and improving macroeconomic conditions in the infrastructure and industrial construction markets which offset the uneven recovery in the new build housing and commercial construction markets. Our selling prices increased from the prior year as a result of rising commodity costs for steel, aluminum, and resins which impact the selling prices offered to our customers.
Our gross margin increased to 19.5% for the three months ended September 30, 2011 compared to 16.2% for the three months ended September 30, 2010. The improvement in gross margin was primarily due to a better alignment of material costs with customer selling prices and the impact of our 2011 acquisitions which improved our product mix to include more sales of products with a higher value-added component that yield better margins. Increased volume along with our efforts to reduce costs and consolidate facilities also led to improved gross margins.
Selling, general, and administrative (SG&A) expenses increased by $1.3 million, or 5.6%, to $24.6 million for the three months ended September 30, 2011 from $23.3 million for the three months ended September 30, 2010. The $1.3 million increase was the net result of $3.3 million of additional expense from acquired businesses and $0.2 million of transaction costs related to the acquisitions partially offset by a $2.1 million reduction in variable incentive compensation. Although we experienced an increase in expenses, SG&A expenses as a percentage of net sales decreased to 11.2% in the third quarter of 2011 compared to 13.7% in 2010.

As a result of higher net sales and improved gross margin, our operating margin increased to 8.3% for the third quarter of 2011 compared to 2.5% in the prior year.
Interest expense increased $0.5 million to $4.9 million for the three months ended September 30, 2011 from $4.4 million for the three months ended September 30, 2010. In the first quarter of 2010, we repaid $50 million of debt, which constituted all outstanding debt under our revolving credit facility. Subsequently, we borrowed funds under our revolving credit facility to finance the acquisitions of D.S. Brown and Award Metals during the second quarter of 2011 which were repaid during the third quarter of 2011. Therefore, we incurred more interest expense during the third quarter of 2011 compared with the prior year due to having more debt outstanding during the period.
We recognized a provision for income taxes of $6.1 million for the three months ended September 30, 2011, an effective tax rate of 45.2%. The effective tax rate for the three months ended September 30, 2011 exceeded the U.S. federal statutory tax rate of 35% due to state taxes and the impact of non-deductible permanent differences. During the third quarter of 2010, we recognized a benefit of income taxes of $0.9 million. A change in forecasted earnings caused a significant change in the forecasted annual effective tax rate during the three months ended September 30, 2010. As a result, we recognized a tax benefit during the third quarter of 2010 to reflect the impact of the estimated year-to-date effective tax rate. Small changes in forecasted earnings had a significant impact on the effective tax rate in the prior year as a result of pre-tax income approximating break-even.
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
The following table sets forth selected results of operations data and its percentage of net sales for the nine months ended September 30 (in thousands):

	2011		2010

Net sales	$592,466	100.0%	$493,339	100.0%
Cost of sales	474,030	80.0%	405,403	82.2%

Gross profit	118,436	20.0%	87,936	17.8%
Selling, general, and administrative expense	75,463	12.7%	72,078	14.6%

Income from operations	42,973	7.3%	15,858	3.2%
Interest expense	(14,321)	-2.5%	(15,351)	-3.1%
Other income	46	0.0%	161	0.0%

Income before taxes	28,698	4.8%	668	0.1%
Provision for (benefit of) income taxes	12,628	2.1%	(314)	-0.1%

Income from continuing operations	16,070	2.7%	982	0.2%
Income (loss) from discontinued operations	7,058	1.2%	(17,535)	-3.6%

Net income (loss)	$23,128	3.9%	$(16,553)	-3.4%

The following table sets forth the impact of the Company’s acquisitions on net sales and operating income for the nine months ended September 30 (in thousands):

			Total	Change Due To
	2011	2010	Change	Acquisitions	Operations
Net sales	$592,466	$493,339	$99,127	$51,367	$47,760
Operating income	$42,973	$15,858	$27,115	$4,647	$22,468

Net sales increased by $99.2 million, or 20.1%, to $592.5 million for the nine months ended September 30, 2011 from net sales of $493.3 million for the nine months ended September 30, 2010. The increase in net sales from the prior year was impacted by two acquisitions in the second quarter of 2011 which provided an additional $51.4 million of net sales for 2011. The remaining increase in net sales was a result of a 5.9% increase in pricing offered to customers and a 3.8% increase in volume. Our selling prices increased from the prior year as a result of rising commodity costs for steel, aluminum, and resins which impact the selling prices offered to our customers. Sales volume increased from the prior year as a result of the impact of spring storm damage and improving macroeconomic conditions in the infrastructure and industrial construction markets which offset the uneven recovery in the new build housing and commercial construction markets.
Our gross margin increased to 20.0% for the nine months ended September 30, 2011 compared to 17.8% for the nine months ended September 30, 2010. The improvement in gross margin was primarily due to a better alignment of material costs with customer selling prices and the impact of our 2011 acquisitions which improved our product mix to include more sales of products with a higher value-added component that yield better margins. Increased volume also led to improved gross margins. Additionally, we successfully improved our gross margin through our cost reduction and facility consolidation efforts.
Selling, general, and administrative (SG&A) expenses increased by $3.4 million, or 4.7%, to $75.5 million for the nine months ended September 30, 2011 from $72.1 million for the nine months ended September 30, 2010. The $3.4 million increase was primarily the result of $6.3 million of additional expense from acquired businesses, a $0.9 million charge recognized as a result of time-based equity awards surrendered by Gibraltar’s Chief Executive Officer, and $0.8 million of transaction costs related to the acquisitions. These increases were partially offset by a $2.3 million reduction in variable incentive compensation and decreased spending on professional services, office leases, and other costs. Although we experienced an increase in expenses, SG&A expenses as a percentage of net sales decreased to 12.7% in the first nine months of 2011 compared to 14.6% in 2010.
As a result of higher net sales and improved gross margin, our operating margin increased to 7.3% for the first nine months of 2011 compared to 3.2% in the prior year. We generated a higher operating margin in 2011 despite incurring $3.2 million of acquisition-related expenses.
Interest expense decreased $1.0 million to $14.3 million for the nine months ended September 30, 2011 from $15.3 million for the nine months ended September 30, 2010. The decrease was a result of $1.4 million of additional interest expense recognized in 2010 for unamortized losses related to an interest rate swap as a result of repaying all variable-rate debt outstanding. In the first quarter of 2010, we repaid $50 million of debt, which constituted all outstanding debt under our revolving credit facility. Subsequently, we borrowed funds under our revolving credit facility to finance the acquisitions of D.S. Brown and Award Metals during the second quarter of 2011 which were repaid during the third quarter of 2011. Therefore, we incurred similar amounts of interest during the first nine months of 2011 compared with the prior year due to having a similar level of debt outstanding during the periods.
We recognized a provision for income taxes of $12.6 million for the nine months ended September 30, 2011, an effective tax rate of 44.0%. The effective tax rates for the nine months ended September 30, 2011 exceeded the U.S. federal statutory tax rate of 35% due to state taxes and the impact of non-deductible permanent differences. During the nine months ended September 30, 2010, we recognized a benefit of income taxes of $0.3 million. A change in forecasted earnings caused a significant change in the forecasted annual effective tax rate during the three months ended September 30, 2010. As a result, we recognized a tax benefit equal to the most recent estimate of the income benefit forecasted for the full year. Small changes in forecasted earnings had a significant impact on the effective tax rate in the prior year as a result of pre-tax income approximating break-even, non-deductible permanent items, and certain state taxes.

Outlook
During 2011, we experienced strong top and bottom line growth as a result of our cost reduction efforts and strategic acquisitions made in the second quarter despite the uneven recovery in the new build housing, repair and remodel, and industrial construction markets. Gibraltar anticipates that it will be able to further capitalize on any growth in these markets when they begin to improve. Looking ahead to the fourth quarter, which is historically our slowest period, we anticipate the normal seasonal slow-down in business. However, with the contributions of D.S. Brown and Award Metals, benefits from our continued cost reductions, and increased stability within the markets we serve, we expect to generate net sales and profitability favorable to the fourth quarter of 2010. Over the long-term, we believe that the fundamentals of the building and industrial markets are positive. Furthermore, the aggressive actions taken to streamline and improve the efficiency of our business have reduced our break-even point and positioned Gibraltar to generate marked improvements in profitability when economic and market conditions return toward historical levels.
Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities when they are appropriate while focusing on working capital efficiency and our cost reduction efforts to minimize the cash invested to grow our business organically. During the first nine months of 2011, we invested cash in our working capital to meet the demand from our customers and fund two acquisitions as noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q.
As of September 30, 2011, our liquidity of $158.4 million consisted of $33.1 million of cash and $125.3 million of availability under our revolving credit facility. We believe that the availability of funds under the Fourth Amended and Restated Credit Agreement dated October 11, 2011 (2011 Senior Credit Agreement) together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.
Our 2011 Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to fund capital improvements to their businesses and facilities. As of September 30, 2011, our foreign subsidiaries held $19.4 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet their future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through additional acquisitions.
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
Our expectations with respect to liquidity and capital resources are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets further deteriorate, demand for our products weakens, or other circumstances change. To the extent that operating cash flows are lower than current levels or sources of financing are not available or available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30 (in thousands):

	2011	2010
Cash provided by (used in):
Operating activities of continuing operations	$30,538	$32,703
Investing activities of continuing operations	(55,686)	22,079
Financing activities of continuing operations	(1,261)	(51,361)
Discontinued operations	(1,402)	21,298

Net (decrease) increase in cash and cash equivalents	$(27,811)	$24,719

During the nine months ended September 30, 2011, net cash provided by continuing operations totaled $30.5 million, primarily driven by income from continuing operations of $16.1 million and non-cash charges including depreciation, amortization, and stock compensation of $26.5 million partially offset by a $12.1 million investment in working capital. Net cash provided by operating activities for the nine months ended September 30, 2010 was $32.7 million and was primarily the result of income from continuing operations of $1.0 million and non-cash charges including depreciation, amortization, and stock compensation of $26.6 million, and $5.1 million of cash generated from a reduction of working capital.
During the nine months ended September 30, 2011, the Company invested $12.1 million in its working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets was primarily a result of $35.0 million and $11.4 million increases in accounts receivable and inventory, respectively, partially offset by a $13.5 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume during the third quarter. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonality that impacts our business. The accrued liabilities increased from prior year end by $11.3 million primarily as a result of accruals for income taxes payable from earning generated during 2011. Other assets decreased by $9.6 million primarily as a result of collecting income taxes receivable from tax losses generated during 2010.
Net cash used in investing activities of continuing operations for the nine months ended September 30, 2011 of $55.7 million consisted primarily of $107.6 million of acquisitions and capital expenditures of $7.8 million offset by $59.0 million of proceeds from the sale of our USP business. Cash provided by investing activities during the nine months ended September 30, 2010 of $22.1 million consisted of $29.1 million of proceeds from the sale of our Processed Metal Products business offset by capital expenditures of $6.3 million.
Cash used in financing activities for the nine months ended September 30, 2011 of $1.3 million primarily consisted of net repayments of $0.4 million on long-term debt and $0.8 million of treasury stock repurchases related to the net settlement of vested stock awards. Net cash used in financing activities for the nine months ended September 30, 2010 of $51.4 million consisted primarily of $50.4 million of net repayments on long-term debt.
Senior Credit Agreement and Senior Subordinated Notes
On October 11, 2011, we entered into the Fourth Amended and Restated Credit Agreement (the 2011 Senior Credit Agreement) to extend the due date of the $200 million revolving credit agreement, reduce the cost of borrowings, and provide additional financial flexibility as compared to the Third Amended and Restated Credit Agreement dated July 24, 2009 (the 2009 Senior Credit Agreement).

Borrowings under the 2011 Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The 2011 Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The 2011 Senior Credit Agreement provides the Company with more flexibility by allowing for Gibraltar to request additional financing from the banks to increase the revolving credit facility to $250 million. The 2011 Senior Credit Agreement also provides the Company with the opportunity to enter into a term loan in the principal amount of $35 million subject to conditions set forth in the agreement.
The revolving credit facility is committed through the earlier of (i) October 10, 2016 or (ii) six months prior to the maturity of the Company’s Senior Subordinated 8% Notes (8% Notes). As of October 11, 2011, the maturity date of the revolving credit facility was June 8, 2015, six months prior to the maturity date of the 8% Notes. The term loan would be payable in quarterly installments and mature three years after the term loan funding date. Only one financial covenant is contained within the 2011 Senior Credit Agreement, which requires the Company to maintain a fixed charge ratio (as defined in the agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis.
Borrowings under the 2011 Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility and 3.0% to 3.5% on the term loan, based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which are payable quarterly.
Prior to the 2011 Senior Credit Agreement, the Company’s 2009 Senior Credit Agreement also provided for a $200 million revolving credit facility. As of September 30, 2011, we had $125.3 million of availability under the revolving credit facility and outstanding letters of credit of $14.3 million. The 2009 Senior Credit Agreement also had the same financial covenant, as described above, in the 2011 Senior Credit Agreement. As of September 30, 2011, the Company was in compliance with the minimum fixed charge coverage ratio covenant. Management expects to be in compliance with the fixed coverage ratio throughout the remainder of 2011 and 2012.
During 2010, we repaid all amounts outstanding on the revolving credit facility and did not have any borrowings under the 2009 Senior Credit Agreement during the first quarter of 2011. To finance the acquisitions of D.S. Brown and Award Metals in the second quarter of 2011, we borrowed amounts under the revolving credit facility which were subsequently repaid during the third quarter of 2011. As of September 30, 2011, no amounts were outstanding on the revolving credit facility.
The Company’s $204.0 million of 8% Notes were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. The 8% Notes are currently redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declines annually from 104% to 100% on and after December 1, 2013. The 8% Notes are due December 1, 2015. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. As of September 30, 2011, we had $202.2 million, net of discount, of our 8% Notes outstanding.
Each of our significant domestic subsidiaries has guaranteed the obligations under the 2009 and 2011 Senior Credit Agreements. The 2009 and 2011 Senior Credit Agreements contain other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions. The Senior Subordinated 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio.

Off Balance Sheet Financing Arrangements
The Company does not have any off balance sheet financing arrangements.
Contractual Obligations
Our contractual obligations have not changed materially, other than the amendment and restatement of our credit agreement as disclosed above, from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Related Party Transactions
A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three and nine months ended September 30, 2011, the Company incurred expense of $0.3 million and $1.5 million, respectively, for legal services from this firm. The Company incurred $0.1 million and $0.7 million for legal services from this firm during the three and nine months ended September 30, 2010, respectively. At September 30, 2011 and December 31, 2010, the Company had $0.3 million and $0.3 million, respectively, recorded in accounts payable for amounts due to this law firm.
A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the eleven participating lenders which have committed capital to our $200 million revolving credit facility in the Company’s Third Amended and Restated Credit Agreement dated July 24, 2009 (the 2009 Senior Credit Agreement). All amounts outstanding under the revolving credit facility were repaid in full as of September 30, 2011 and December 31, 2010 and $74.3 million of principal and interest was paid to the lenders during the nine months ended September 30, 2011.
Borrowings under the 2009 Senior Credit Agreement bore interest at a variable rate based upon the London Interbank Offered Rate (LIBOR), with a LIBOR floor of 1.50% plus 3.25% for revolving credit facility borrowings or, at the Company’s option, an alternate base rate. The revolving credit facility also carried an annual facility fee of 0.50% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit which are payable quarterly.

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (Update) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” Update 2011-04 generally clarifies the requirements for measuring fair value and for disclosing information about fair value measurements. This update results in common principles and requirements regarding fair value measurements for U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The Company does not expect the adoption of Update 2011-04 will have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued Update 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” Under the amendments included in Update 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option selected, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company does not expect the adoption of Update 2011-05 will have a material impact on the Company’s consolidated results from operations, financial position, or cash flows.
In September 2011, the FASB issued Update 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” Under the amendments included in Update 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, the two-step impairment test is required. The amendments are effective for fiscal years beginning after December 15, 2011 although early adoption is permitted. Although the amendments may change how goodwill is tested for impairment, the Company does not expect the adoption of Update 2011-08 will have a material impact on the timing or measurement of any goodwill impairments.
In September 2011, the FASB issued Update 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan”. The amendments included in Update 2011-09 require employers to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended disclosures provide users with more detailed information about an employer’s involvement in these plans. The Company participates in various multiemployer pension plans and will be required to disclose additional information about these plans in the consolidated financial statements for the year ended December 31, 2011, the date that the Update will be effective for public entities.

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
6(a) Exhibits

a.
Exhibit 10.1 — Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2011).

b.
Exhibit 10.2 — Fourth Amended and Restated Credit Agreement dated October 11, 2011 among Gibraltar Industries, Inc. and Gibraltar Steel Corporation of New York, as borrowers, the lenders parties thereto, KeyBank National Association, as administrative agent, JPMorgan Chase Bank, N.A., as co-syndication agent, Bank of America, N.A., as co-syndication agent, M&T Bank, as co-documentation agent, RBS Citizens, National Association, as co-documentation agent, and HSBC Bank USA, National Association, as co-documentation agent (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed October 13, 2011).

c.	Exhibit 31.1 — Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

d.	Exhibit 31.2 — Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

e.	Exhibit 31.3 — Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

f.
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

h.
Exhibit 32.3 — Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

i.	Exhibit 101.INS — XBRL Instance Document *

j.	Exhibit 101.SCH — XBRL Taxonomy Extension Schema Document *

k.	Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document *

l.	Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document *

m.	Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document *

n.	Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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
Date: November 4, 2011