Form 10-K
period 2011-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2012-02-24
CIK 912562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For The Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-22462

GIBRALTAR INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	16-1445150
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

3556 Lake Shore Road, P.O. Box 2028 Buffalo, New York	14219-0228
(address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (716) 826-6500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒.

Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based upon the closing sale price of the Common Stock on the NASDAQ Global Select Market on June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was approximately $324.0 million.

As of February 20, 2012, the number of common shares outstanding was: 30,536,427.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders

(2011 Proxy Statement) are incorporated by reference into Part III of this report.

Exhibit Index begins on Page 85

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

The Company

Gibraltar is a leading manufacturer and distributor of products for the building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges, and a wide-variety of other structures. Products we offer include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, bar grating, expanded metal, metal lath, and expansion joints and structural bearings. We believe Gibraltar has strong brand recognition in all product categories which provides us with product leadership positions. We serve customers throughout North America and Europe including major home improvement retailers, distributors, and contractors. As of December 31, 2011, we operated 41 facilities in 20 states, Canada, England, and Germany, giving us a broad platform for just-in-time delivery and support to our customers.

Our strategy is to position Gibraltar as the low-cost provider and market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of the products we offer. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. During the past few years, Gibraltar invested in new enterprise resource planning (ERP) systems which, among other things, have enabled us to more effectively manage our inventory, forecast customer orders, enable efficient supply chain management, and respond to volatile material costs. At the same time, we have significantly reduced our working capital levels while maintaining a high level of customer service.

We strive to develop and launch new products, expand our geographic market coverage, and penetrate new end markets to strengthen our product leadership positions. We also focus on growing the business through acquisitions when they align with our strategic goals and provide an appropriate return to our shareholders.

Recent Developments

Gibraltar acquired The D.S. Brown Company (D.S. Brown) on April 1, 2011 for $98 million. D.S. Brown is the largest U.S. manufacturer of specialty components for the transportation infrastructure industry and has established a leading market position for many of the products offered. Products manufactured and distributed by D.S. Brown include expansion joint systems, structural bearing assemblies, pavement sealing systems, and other specialty components for bridges, highways, and other infrastructure projects.

On June 3, 2011, the Company acquired Pacific Award Metals, Inc. (Award Metals) for $13 million. Award Metals is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialty clips and connectors for concrete forms used in the new construction and repair and remodel markets. Gibraltar’s results from operations included D.S. Brown and Award Metals from the respective dates of acquisition. The acquisitions were financed through cash on hand and debt available under our revolving credit facility.

Gibraltar sold its United Steel Products subsidiary (USP) in March 2011 for $59 million. The sale of USP, along with the acquisitions of D.S. Brown and Award Metals, provide Gibraltar with a broader product offering to construction markets and greater potential for revenue and earnings growth. These transactions are consistent with management’s strategy to position Gibraltar as a market leader in the product areas offered by our business and to expand our offering of value-added products. The divestiture of USP was recognized as a discontinued operation in the Company’s consolidated financial statements and notes thereto.

Gibraltar entered into the Fourth Amended and Restated Credit Agreement dated October 11, 2011 (the Senior Credit Agreement) to extend the due date of our $200 million revolving credit facility to June 2015, reduce the cost of borrowings, and provide additional financial flexibility.

Economic Trends

The end markets served by our business are subject to economic conditions influenced by outside factors which include but are not limited to interest rates, commodity costs, demand for residential construction, the level of non-residential construction and infrastructure projects, and demand within the repair and remodel market. The United States construction markets continued an uneven recovery from an unprecedented recession that began in 2008 and led to reduced demand for the products we manufacture and distribute. In addition, tightened credit markets over the same period may have limited the ability of the end users of our products to obtain financing for construction projects. While the U.S. economy has grown since the recession, the construction markets continue to face significant challenges. Construction markets have only recovered modestly from the recession and many economic indicators remain at levels well below long-term averages. As an example, the table below shows housing starts in the United States continued to remain significantly below the long-term average of 1.5 million starts per year:

	September 30,	September 30,	September 30,
	2011	2010	2009
Residential Housing Starts	607,000	585,000	554,000

The decrease in non-residential construction and residential housing starts had a significant impact on the operations of our business by contributing to decreased sales volume and profitability. To respond to current economic conditions facing Gibraltar, including weakened end market conditions and volatile commodity costs, we continue to focus on providing a high level of customer service along with maintaining our position as a market share leader and low-cost provider of our products. We strive for operational excellence through lean initiatives and the consolidation of facilities to reduce costs. As a result, we have closed or consolidated 15 facilities over the past three years, including three during 2011. We have also aggressively reduced operating costs throughout the Company to maximize cash flows generated from operating activities. As a result of these restructuring activities, our break-even point has decreased significantly since 2008.

As noted above, commodity raw material prices for materials such as steel, aluminum, and resins, have also fluctuated significantly during the past three years. These fluctuations impact the cost of raw materials we purchase and the pricing we offer to our customers. Commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first two quarters of 2009. The rapid decrease in commodity prices led to lower sales prices offered to customers and falling margins on our product sales during much of 2009. Commodity prices rose in 2010 and have somewhat stabilized in 2011. We believe our investment in ERP systems and decreased inventory requirements allow us to react better to these fluctuations and have improved our margins.

As a result of the steps we have taken throughout the economic downturn, we have increased liquidity to a strong position. Using cash generated from operations, we have made significant repayments against our outstanding debt and no longer have any amounts outstanding against our revolving credit facility as of year-end. Our liquidity as of December 31, 2011 was $170 million including $54 million of cash and $116 million of availability under our revolving credit facility.

Industry Overview

Our business occupies an intermediate market between the primary steel, aluminum, resin, and other basic material producers and the wholesale, retail building supply, industrial manufacturing, and highway construction markets. The primary producers typically focus on producing high volumes of their product. We purchase raw materials from these producers and, through various production processes, convert these raw materials into specialized products for use in the construction or repair and remodel of residential and commercial buildings, industrial and transportation structures, and other products. We primarily distribute our products through wholesale distributors, retailers, and contractors.

Products

Gibraltar is primarily, but not exclusively, a manufacturer of metal products used in the residential and commercial building, industrial manufacturing, and highway construction markets. We operate 30 manufacturing facilities and nine distribution centers throughout the United States, Canada, England, and Germany, giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.

We manufacture an extensive variety of products that are sold through a number of sales channels including building material wholesalers, buying groups, discount and major retail home centers, heating, ventilation and air conditioning and roofing distributors, residential, industrial, commercial and transportation contractors, and industrial manufacturers.

Our product offerings include a full line of bar grating and safety plank grating used in walkways, platforms, safety barriers, drainage covers, and ventilation grates; expanded and perforated metal used in walkways, catwalks, shelving, fencing, barriers, patio furniture, and other applications where both visibility and security are necessary; metal lath products used in exterior stucco, stone, and tile projects; fiberglass grating used in areas where high strength, light weight, low maintenance, and corrosion resistance are required; expansion joint systems, bearing assemblies, and pavement sealing systems used in bridge and highway infrastructure construction; roof and foundation ventilation products and accessories; mail storage solutions, including single mailboxes and cluster boxes for multi-unit housing; roof edging, underlayment, and flashing; soffits and trim; drywall corner bead; coated coil stock; metal roofing and accessories; steel framing; rain dispersion products, including gutters and accessories; and lawn and garden products, each of which can be sold separately or as an integral part of a package or program sale.

We improve our offerings of building products by introducing new products, enhancing existing products, adjusting product specifications to respond to building code and regulatory changes, and providing additional solutions to homeowners and contractors. For example, during 2011 we developed a new Screen Mesh Gutter Protection product to serve as a high quality solution that is easy for homeowners and contractors to install. In addition to this product, we developed the Splash Shield as another rain carrying accessory that prevents splash onto homes. We also continued to develop new mailbox and post products that were first marketed to our retail customers in 2011. Another business unit introduced a grill assembly for installation on a major truck manufacturer’s products.

Many of our building products are used by home owners and builders to provide structural and architectural enhancements for residential, commercial, and industrial building projects, including projects in geographic locations subject to severe weather or seismic activity, and facilitate compliance with increasingly stringent building codes and insurance requirements. Our building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, copper, brass, zinc, and various resins.

Gibraltar focuses on operational excellence by making our production process as efficient as possible without compromising the quality our customers expect from our business units. Our focus on efficiency relies upon continuous improvement at our plants and distribution centers where we initiated lean manufacturing practices and execute numerous kaizen events. Additionally, we have implemented ERP systems that allow for just-in-time delivery of materials, efficient production planning, and build automation into the manufacturing process. Improvements in our manufacturing process have enabled Gibraltar to better control manufacturing costs while focusing on new product development and quality. Continued focus on operational excellence will remain a significant initiative as Gibraltar strives to be the low-cost provider of the products we manufacture.

Our production capabilities allow us to process a wide range of metals and plastics necessary for manufacturing building products. Most of our production is completed using automatic roll forming machines, stamping presses, computer numerical control (CNC) machines, shears, slitters, press brakes, paint lines, milling, welding, injection molding, and numerous automated assembly machines. We maintain our equipment with a thorough preventive maintenance program, including in-house tool and die shops, allowing us to meet the demanding service requirements of many of our customers. Gibraltar also sources some products from third-party vendors when cost savings can be generated.

Quality Assurance

We place great importance on providing our customers with high-quality products for use in critical construction applications. We carefully select our raw material vendors and use computerized inspection and analysis to maintain our quality standards so our products meet critical customer specifications. To meet customer specifications, we use documented procedures utilizing statistical process control systems linked directly to processing equipment to monitor all stages of production. Physical, chemical, and metallographic analyses are performed during the production process to verify that mechanical and dimensional properties, cleanliness, surface characteristics, and chemical content are within specification. A number of our facilities’ quality systems are registered under ISO 9001, an internationally recognized set of quality-assurance standards, and other industry standards. Gibraltar believes ISO registration is important as the disciplines it promotes help ensure the high quality products our customers expect.

Technical Services

We employ a staff of engineers and other technical personnel and maintain fully-equipped, modern laboratories to support our operations. These laboratories enable us to verify, analyze, and document the physical, chemical, metallurgical, and mechanical properties of our raw materials and products. In addition, our engineering staff employs a range of drafting software to design highly specialized and technically precise products. Technical service personnel also work in conjunction with our sales force to determine the types of products and services required for the particular needs of our customers.

Suppliers and Raw Materials

Our business is required to maintain sufficient quantities of raw material inventory in order to accommodate our customers’ short lead times and just-in-time delivery requirements. Accordingly, we plan our purchases to maintain raw materials at sufficient levels to satisfy the anticipated needs of our customers. We use newly-implemented ERP systems to manage our inventory, forecast customer orders, enable efficient supply chain management, and allow for an ongoing assessment of market conditions.

The primary raw materials we purchase are flat-rolled steel, aluminum, and resins. We purchase flat-rolled steel and aluminum at regular intervals on an as-needed basis, primarily from the major North American mills, as well as a limited amount from domestic service centers and foreign steel importers. Substantially all of our resins are purchased from domestic vendors, primarily through distributors with a small amount direct from manufacturers. Supply has been adequate from these sources to fulfill our needs. Because of our strategy to develop longstanding relationships in our supply chain, we have been able to adjust our deliveries of raw materials to match our required inventory positions to support our on-time deliveries to customers while allowing us to manage our investment in inventory and working capital.

The cost of our raw material purchases of steel, aluminum, and resins are significantly linked to commodity markets. The markets for commodities are highly cyclical and pricing for our raw materials can be volatile due to a number of factors including general economic conditions, domestic and worldwide demand, labor costs, competition, import duties, tariffs, and currency exchange rates. Changes in commodity costs not only impact the cost of our raw materials but also influence the prices we offer our customers. Gibraltar has not attempted to hedge against changes in commodity costs, instead we manage fluctuations in the market by maintaining lean inventory levels and increasing the efficiency of our manufacturing process.

We purchase natural gas and electricity from suppliers in proximity to our operations.

We have no long-term contractual commitments with our suppliers. Management continually examines and improves our purchasing practices across our geographically dispersed facilities in order to streamline purchasing across similar commodities.

Intellectual Property

We actively protect our proprietary rights throughout North America and Europe by the use of trademark, copyright, and patent registrations and use our intellectual property in the business activities of each business unit. While no individual item of our intellectual property is considered material, we believe our trademarks, copyrights, and patents provide us with a competitive advantage when marketing our products to customers. Our brands are well recognized in the markets we serve and we believe they stand for high-quality manufactured goods at a competitive price. These trademarks and trade names allow us to maintain product leadership positions for the goods we offer.

Sales and Marketing

Our products and services are sold primarily by channel partners who are called on by our sales personnel and outside sales representatives located throughout the United States, Canada, Mexico, and Europe. We have organized sales teams to focus on specific customers and national accounts through which we provide enhanced supply solutions and improve our ability to increase the number of products that we sell. Our sales staff works with certain retail customers to optimize shelf space for our products which is expected to increase sales at these locations.

We focus on providing our customers with industry leading customer service. Our business units generate numerous publications, catalogs, and other printed materials to facilitate the ordering process. In addition, we provide our retail customers with point-of-sale marketing aids to encourage consumer spending on our products in their stores. Continual communication with our customers allows us to understand their concerns and provides us with the capability to identify solutions that will meet our customers’ needs. We offer our customers prompt service and short lead times because we have the ability to successfully meet short deadlines and maintain a nearly flawless on-time delivery track record. Gibraltar is able to meet our customers’ demand due to our efficient manufacturing process and extensive distribution network.

Customers and Distribution

Our customers are located throughout the United States, Canada, Mexico, Europe, and Central America, principally in the home improvement; residential, commercial, and industrial construction; highway construction; building materials; and architectural industries. Major customers include home improvement retailers, building product distributors, and commercial, residential, and transportation contractors. The Home Depot represented 13%, 14%, and 16% of our consolidated net sales for 2011, 2010, and 2009, respectively. No other customer accounted for more than 10% of our net sales.

Our products are distributed using common carriers and our fleet of freight trucks from our plants and distribution centers to our customers. We maintain a network of distribution centers to ensure on-time delivery while maintaining efficiency within our distribution process. During the past three years, we have consolidated a number of distribution centers and reduced the number of distribution centers from fifteen as of December 31, 2008 to nine today. Increased efficiency within our distribution network allowed us to eliminate costs from our business while continuing to provide excellent service to our customers.

Backlog

Because of the nature of our products and the short lead time order cycle, backlog is not a significant factor in most of our business units. We believe that substantially all of our firm orders existing on December 31, 2011 will be shipped during 2012.

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

The prices for raw materials used in our operations, primarily steel, aluminum, and resins, are volatile due to a number of factors beyond our control, including but not limited to supply shortages, general industry and economic conditions, labor costs, import duties, tariffs, and currency exchange rates. Although we have strategies to deal with volatility in raw material costs, such as reducing inventory levels, our competitors who do not have to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and thereby compete effectively against us on product price.

We believe our broad range of products, high quality, and sustained ability to meet exacting customer delivery requirements gives us a competitive advantage over many of our competitors.

Employees

At December 31, 2011 and 2010, we employed 2,221 and 2,054 employees, respectively. The 8% increase in employment from the prior year was primarily attributable to the two acquisitions made during 2011.

Approximately 21% of our workforce was represented by unions through various collective bargaining agreements (CBAs) as of December 31, 2011. One CBA, representing 4% of our workforce, expired and is currently being renegotiated. Meanwhile, four additional CBAs, representing another 13% of our workforce, will expire during 2012. Our other CBAs expire between June 30, 2013 and December 31, 2013. We historically have had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide employee benefits that are consistent with those provided in our current agreements.

Seasonality

Our net sales and income are generally lower in the first and fourth quarters each year primarily due to the seasonality of our business. Our sales volume is driven by residential renovation and other construction activities which typically peaks with warmer weather and is reduced due to colder and more inclement weather in the winter months. Operating margins are impacted by this seasonality given the nature of Gibraltar’s operating costs having fixed cost components.

Governmental Regulation

Our manufacturing facilities and distribution centers are subject to many federal, state, and local requirements relating to the protection of the environment. Gibraltar uses some environmentally sensitive materials in our production processes. For example, we lubricate our machines with oil and use oil baths to treat some of our products. We believe that we operate our business in material compliance with all environmental laws and regulations, do not anticipate any material expenditures to continue to meet environmental requirements, and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations. However, we could incur operating costs or capital expenditures in complying with new or more stringent environmental requirements in the future or with current requirements if they are applied to our facilities in a way we do not anticipate. In addition, new or more stringent regulation of our energy suppliers could cause them to increase the cost of energy they supply us.

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

Internet Information

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.gibraltar1.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

Item 1A.	Risk Factors

Uncertainty and market volatility within the United States and worldwide capital and credit markets have and could continue to negatively impact the Company’s business.

The economic conditions experienced since the recession began in 2008 have caused market prices of many stocks to fluctuate substantially, the spreads on prospective debt financings to widen considerably, and have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events may also make it more difficult or costly for us to raise capital through the issuance of our equity securities and could reduce our net income by increasing our interest expense and other costs of capital. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock.

The diminished availability of credit and other capital is also affecting end users in the key markets we serve. There is continued uncertainty as to sustainability of the recovery of the worldwide capital and credit markets and the impact this uncertainty and volatility will continue to have on our key end markets. Further volatility in the worldwide capital and credit markets may continue to significantly impact the key end markets we serve and could result in further reductions in sales volume, increased credit and collection risks, and may have other adverse effects on our business.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations.

We have total indebtedness of $207.2 million as of December 31, 2011. The following chart shows our level of indebtedness and certain other information as of December 31, 2011 (dollars in thousands):

September 30,
Senior subordinated notes	$202,323
Other debt	4,840

Total debt	$207,163

Shareholders’ equity	$459,936

Ratio of earnings to fixed charges[1]	1.72x

[1]

For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes minus capitalized interest plus intangible asset impairment charges plus fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs), capitalized interest, and the portion of operating rental expense that management believes is representative of the interest component of rent expense.

We may not be able to generate sufficient cash flow from operating results and other sources to service all of our indebtedness and we could be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Fourth Amended and Restated Credit Agreement dated October 11, 2011 (the Senior Credit Agreement) and the indenture agreement for our Senior Subordinated 8% Notes (8% Notes) restrict our ability to dispose of assets and the use of proceeds from dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

The terms of the indenture for our 8% Notes do not fully prohibit us or our subsidiaries from incurring additional debt. Additionally, the Senior Credit Agreement provides us with a revolving credit facility commitment up to $200 million with borrowings limited to the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of our significant domestic subsidiaries. At December 31, 2011, we had $115.6 million of availability under our revolving credit facility. Under the terms of our Senior Credit Agreement, we are required to repay all amounts outstanding under the revolving credit facility by the earlier of October 10, 2016 or six months prior to the maturity date of our 8% Notes, which are due December 1, 2015. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under the Senior Credit Agreement and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.

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

•	certain of our borrowings, including borrowings under the Senior Credit Agreement, are at variable rates of interest, exposing us to the risk of increased interest rates; and

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt.

Restrictive covenants may adversely affect our operations.

The Senior Credit Agreement and the indenture governing our 8% Notes contain various covenants that limit our ability to, among other things:

•	incur additional debt or provide guarantees in respect of obligations of other persons;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem, or repurchase debt;

•	make loans, investments including acquisitions, and capital expenditures;

•	incur debt that is senior to our 8% Notes but junior to our indebtedness under the Senior Credit Agreement and other senior indebtedness;

•	incur liens;

•	restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•	enter into new lines of business.

In addition, the restrictive covenants in the Senior Credit Agreement include a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. Our ability to meet the restrictive covenants in the future can be affected by events beyond our control and we cannot assure you that we will meet the financial ratio. A breach of any of these covenants would result in a default under the Senior Credit Agreement. Upon the occurrence of an event of default under the Senior Credit Agreement, we would attempt to receive a waiver from our lenders, which could result in us incurring additional financing fees that would be costly and adversely affect our profitability and cash flows. If a waiver was not provided, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. If such event of default and election occurs, the lenders under the Senior Credit Agreement would be entitled to be paid before current 8% Note holders receive any payment under our notes. In addition, if we were unable to repay those amounts, the lenders under the Senior Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all our assets as collateral under the Senior Credit Agreement. If the lenders under the Senior Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay debt outstanding under the Senior Credit Agreement and our other indebtedness, including our 8% Notes, or borrow sufficient funds to refinance such indebtedness. An acceleration of the amounts outstanding under the Senior Credit Agreement would result in an event of default under the 8% Notes which would then entitle the holders thereof to accelerate and demand repayment of the notes as well. Even if we are able to obtain new financing to pay the amounts due under the Senior Credit Agreement and 8% Notes, it may not be on commercially reasonable terms, or terms that are acceptable to us. A breach of any of our covenants would have an adverse effect on our business, results of operations, and cash flow.

Variable rate indebtedness subjects us to interest rate risk which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under the Senior Credit Agreement, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase on any amounts outstanding under the Senior Credit Agreement, and our net income would decrease. Assuming all revolving loans were fully drawn or funded on December 31, 2011, as applicable, each 25 basis point change in interest rates would result in a $0.5 million change in annual interest expense on debt outstanding under the Senior Credit Agreement.

The residential building as well as the repair and remodel industries account for a significant portion of our sales, and any further reduction in demand from these industries is likely to adversely affect our profitability and cash flow further.

The residential building market in North America experienced a significant decline in volume beginning during 2008 which has yet to recover. Similar trends were noted in the other end markets we serve, including the repair and remodel industry.

Our largest customers are retail home improvement centers and wholesale distributors who serve our key end markets. The Home Depot accounted for approximately 13%, 14%, and 16% of our net sales during 2011, 2010, and 2009, respectively.

A loss of sales to the residential building industry, or the repair and remodel industry, or to the specified customer, would adversely affect our profitability and cash flow as it did throughout the past three years. Our sales of building products decreased during this period due to a decline in demand in the new build residential building and repair and remodel industries. This reduction in volume caused a decrease in our operating margins compared to prior years. This industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence, unemployment levels, and other factors beyond our control. The economic conditions experienced during the past three years negatively affected all of these factors.

Further downturns in demand from the residential building and repair and remodel industries, or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our products to customers in any of these markets could continue to adversely affect our profitability and cash flows.

We rely on a few customers for a significant portion of our net sales. The loss of those customers would adversely affect our business.

Some of our customers are material to our business and results of operations. Our ten largest customers accounted for approximately 31%, 34%, and 38% of our net sales during 2011, 2010, and 2009, respectively. Our percentage of net sales to our major customers may increase if we are successful in executing our strategy of broadening the range of products we sell to existing customers. In such as event, or in the event of any consolidation of our customers, our net sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our largest customers. These customers are also able to exert pricing and other influences on us, requiring us to market, deliver, and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss, bankruptcy, or significant decrease in business from any of our major customers would have a material adverse effect on our business, results of operations, and cash flow.

Our business is highly competitive and increased competition could reduce our gross profit, net income, and cash flow.

The principal markets that we serve are highly competitive. Competition is based primarily on quality, price, raw material and inventory availability, and the ability to meet delivery schedules dictated by customers. We compete in our principal markets with companies of various sizes, some of which have greater financial and other resources than we do and some of which have better established brand names in the markets we serve. Increased competition could force us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income, and cash flow and cause us to lose market share.

Our future operating results may be affected by fluctuations in raw material costs. We may not be able to pass on increased raw material costs to our customers.

Our principal raw materials are commodity products consisting of steel, aluminum, and resins, which we purchase from multiple primary suppliers. The commodity market as a whole is cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, domestic and worldwide demand, labor costs, competition, import duties, tariffs, and currency exchange rates. This volatility can significantly affect our raw material costs.

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

If, for any reason, our primary suppliers of steel, aluminum, resins, or other materials should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. The number of available suppliers has been reduced in recent years due to industry consolidation and bankruptcies affecting steel and metal producers and this trend may continue. Our top ten suppliers accounted for 33% of our purchases during 2011. We could be significantly and adversely affected if delivery were disrupted from a major supplier or several suppliers. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our results, profitability, and cash flow.

Increases in energy and freight prices would increase our operating costs and we may be unable to pass all these increases on to our customers in the form of higher prices for our products.

We use energy to manufacture and transport our products. In particular, our plants use considerable electricity and our freight expenses include the cost of fuel to operate trucks. Our operating costs increase if energy costs rise. Although we do not believe we have experienced materially higher energy costs as a result of new or more stringent environmental regulations of our energy suppliers, such regulations could increase the cost of generating energy that is passed on to us. We do not hedge our exposure to higher prices via energy futures contracts. During periods of higher freight and energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. Increases in energy prices may reduce our profitability and cash flows if we are unable to pass all the increases on to our customers.

We may not be able to identify, manage, and integrate future acquisitions successfully and if we are unable to do so, we are unlikely to sustain growth in net sales or profitability and our ability to repay our outstanding indebtedness may decline.

Historically, we have grown through a combination of internal growth plus external expansion through acquisitions such as the 2011 acquisitions of D.S. Brown and Award Metals. Although we intend to actively pursue our growth strategy in the future, we cannot provide any assurance that we will be able to identify appropriate acquisition candidates or, if we do, that we will be able to negotiate successfully the terms of an acquisition, finance the acquisition, or integrate the acquired business profitably into our existing operations. Integration of an acquired business could disrupt our business by diverting management away from day-to-day operations and could result in liabilities that were not anticipated. Further, failure to integrate any acquisition successfully may cause significant operating inefficiencies and could adversely affect our profitability and our ability to repay our outstanding indebtedness. Consummating an acquisition could require us to raise additional funds through additional equity or debt financing. Additional debt financing would increase our interest expense and reduce our cash flow otherwise available to reinvest in our business and neither debt nor equity financing may be available on satisfactory terms when required.

We are subject to information system security risks and systems integration issues could disrupt our internal operations.

We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to theft, damage, or interruption from a variety of sources, including but not limited to malicious computer code, such as worms, viruses and Trojan horses, security breaches, and defects in design. The implementation of new information technology solutions could lead to interruptions of information flow internally and to our customers and suppliers while the implementation project is being completed. We implemented new systems during the past three years at several business units. Various measures have been taken to manage our risks related to information system and network disruptions, but a security breach, system failure, or failure to implement new systems properly could negatively impact our operations and financial results.

Our principal stockholders have the ability to exert significant influence in matters requiring a stockholder vote and could delay, deter, or prevent a change in control of the Company.

Approximately 9% of our outstanding common stock, including shares of common stock issuable under options and similar compensatory instruments granted which are exercisable, or which vested or will vest within 60 days, are owned by Brian J. Lipke, the Chairman of the Board and Chief Executive Officer of the Company, Eric R. Lipke, Neil E. Lipke, Meredith A. Lipke, and Curtis W. Lipke, all of whom are siblings, and certain trusts for the benefit of each of them and their families. As a result, the Lipke family has influence over all actions requiring stockholder approval, including the election of our board of directors. In deciding how to vote on such matters, the Lipke family may be influenced by interests that conflict with the interests of other shareholders.

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

In addition, approximately 21% of our own employees are represented by unions through various collective bargaining agreements. One collective bargaining agreement has expired and is currently being renegotiated. Other collective bargaining agreements are scheduled to expire between February 19, 2012 and December 31, 2013. It is likely that our unionized employees will seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations, and cash flow.

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

Although the majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 14% of our consolidated net sales during the year ended December 31, 2011. We have facilities in Canada, England, and Germany. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in governmental policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply, and changes in duties or taxes. Adverse changes in any of these risks could adversely affect our net sales, results of operations, and cash flows.

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results.

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

We maintain our corporate headquarters in Buffalo, New York and conduct business operations in facilities located throughout the United States and in Canada, England, and Germany.

We believe the facilities we operate, listed below, and their equipment are effectively utilized, well maintained, in good condition, and will be able to accommodate our capacity needs through 2012.

	September 30,	September 30,
Location	Utilization	Square Footage
Buffalo, New York	Headquarters	18,656	[1]
U.S. Locations
Birmingham, Alabama	Manufacturing facility and administrative office	202,000
Phoenix, Arizona	Distribution center	44,000	[1]
Baldwin Park, California	Manufacturing facility and administrative office	142,000	[1]
Fontana, California	Manufacturing facility	80,000
Fontana, California	Distribution center and administrative office	69,720	[1]
Stockton, California	Manufacturing facility and administrative office	318,320
Visalia, California	Manufacturing facility	80,000
Denver, Colorado	Distribution center and administrative office	89,560	[1]
Denver, Colorado	Distribution center	19,500	[1]

	September 30,	September 30,
Location	Utilization	Square Footage
Wilmington, Delaware	Manufacturing facility	27,500	[1]
Jacksonville, Florida	Manufacturing facility and administrative office	261,400	[1]
Lakeland, Florida	Distribution center	90,835
Bourbonnais, Illinois	Manufacturing facility	280,000	[1]
Peoria, Illinois	Administrative office	1,610	[1]
Clinton, Iowa	Manufacturing facility	100,000
Manhattan, Kansas	Manufacturing facility and administrative office	192,000
Lafayette, Louisiana	Manufacturing facility	34,000
Taylorsville, Mississippi	Manufacturing facility and administrative office	397,484
North Kansas City, Missouri	Manufacturing facility	28,813	[1]
Orrick, Missouri	Manufacturing facility	127,000
North Baltimore, Ohio	Manufacturing facility and administrative office	198,200
Portland, Oregon	Manufacturing facility and administrative office	10,000
Greenville, South Carolina	Distribution center	18,000	[1]
Dallas, Texas	Manufacturing facility and administrative office	175,000	[1]
Dayton, Texas	Manufacturing facility	45,000
Houston, Texas	Distribution center	25,000	[1]
Humble, Texas	Manufacturing facility	50,000	[1]
San Antonio, Texas	Manufacturing facility and administrative office	120,050	[1]
Orem, Utah	Manufacturing facility	88,685
Fife, Washington	Manufacturing facility and administrative office	324,220
Kent, Washington	Manufacturing facility	48,000	[1]
Kent, Washington	Distribution center	9,600	[1]
Vancouver, Washington	Manufacturing facility	53,820	[1]
Appleton, Wisconsin	Manufacturing facility and administrative office	142,844
Canadian Locations
Langley, British Columbia	Manufacturing facility and administrative office	41,000	[1]
Burlington, Ontario	Manufacturing facility and administrative office	78,000	[1]
Iberville, Quebec	Manufacturing facility and administrative office	32,172
Iberville, Quebec	Distribution center	15,000	[1]
European Locations
Hannover, Germany	Manufacturing facility and administrative office	81,453	[1]
Hartlepool, United Kingdom	Manufacturing facility and administrative office	258,907	[1]

[1]	Leased. All other facilities owned.

Item 3.	Legal Proceedings

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceedings that management believes will have a material adverse effect on the Company’s results of operations or financial condition. The Company is also not a party to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

As of December 31, 2011 there were 146 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company’s common stock is traded in the over-the-counter market and quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROCK.” The following table sets forth the high and low sale prices per share for the Company’s common stock for each quarter of 2011 and 2010 as reported on the NASDAQ Stock Exchange.

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	High	Low	High	Low
Fourth Quarter	$14.77	$7.40	$14.65	$8.50
Third Quarter	$11.66	$7.35	$11.65	$7.36
Second Quarter	$14.12	$10.51	$15.85	$10.05
First Quarter	$14.48	$10.13	$18.28	$11.05

The Company did not declare cash dividends during the years ended December 31, 2011 and 2010. Cash dividends are declared at the discretion of the Company’s Board of Directors. The Board of Directors determines to pay dividends based upon such factors as the Company’s earnings, financial condition, capital requirements, debt covenant requirements, and other relevant conditions.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2011 concerning securities authorized for issuance under the Company’s stock option plans:

	September 30,	September 30,	September 30,
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Equity Compensation Plans Approved by Security Holders	770,499	$14.74	832,409

Total	770,499	$14.74	832,409

[1]

Consists of the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the Plan). Note 12 of the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides additional information regarding the Plan and securities issuable upon exercise of options. The Company has no currently effective equity compensation plans not approved by its shareholders.

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

The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2011. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2006 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data

(in thousands, except per share data)

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2011 have been derived from the Company’s audited financial statements as restated for discontinued operations. The selected historical consolidated financial data presented in Item 6 are qualified in their entirety by, and should be read in conjunction with, the Company’s audited consolidated financial statements and notes thereto contained in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
Net sales	$766,607	$637,454	$639,076	$917,476	$842,084
Intangible asset impairment	$—	$76,964	$60,098	$—	$—
Income (loss) from operations	$36,158	$(72,642)	$(37,061)	$62,341	$55,415
Interest expense	$19,363	$19,714	$21,433	$23,820	$25,402
Income (loss) before taxes	$16,885	$(92,279)	$(58,183)	$39,245	$31,185
Provision for (benefit of) income taxes	$7,669	$(16,923)	$(18,611)	$14,723	$12,172
Income (loss) from continuing operations	$9,216	$(75,356)	$(39,572)	$24,522	$19,013

Income (loss) from continuing operations per share – Basic	$0.30	$(2.49)	$(1.31)	$0.82	$0.64
Weighted average shares outstanding – Basic	30,507	30,303	30,135	29,981	29,867

Income (loss) from continuing operations per share – Diluted	$0.30	$(2.49)	$(1.31)	$0.81	$0.63
Weighted average shares outstanding – Diluted	30,650	30,303	30,135	30,193	30,116

Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.20	$0.25

Current assets	$268,854	$242,377	$252,125	$348,229	$440,745
Current liabilities	$128,424	$100,118	$109,016	$125,201	$134,225
Total assets	$872,055	$810,890	$974,942	$1,146,359	$1,281,408
Total debt	$207,163	$207,197	$257,282	$356,372	$487,545
Shareholders’ equity	$459,936	$440,853	$528,226	$568,487	$567,760

Capital expenditures	$11,552	$8,362	$9,791	$17,639	$11,687
Depreciation	$19,872	$18,797	$18,034	$17,971	$17,258
Amortization	$6,309	$5,167	$5,187	$5,550	$5,416

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Gibraltar is a leading manufacturer and distributor of products for the building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges, and a wide-variety of other structures. Products we offer include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, bar grating, expanded metal, metal lath, and expansion joints and structural bearings. We believe Gibraltar has strong brand recognition in all product categories which provides us with product leadership positions. We serve customers throughout North America and Europe including major home improvement retailers, distributors, and contractors. As of December 31, 2011, we operated 41 facilities in 20 states, Canada, England, and Germany, giving us a broad platform for just-in-time delivery and support to our customers.

Our strategy is to position Gibraltar as the low-cost provider and market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of the products we offer. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. During the past few years, Gibraltar invested in new enterprise resource planning (ERP) systems which, among other things, have enabled us to more effectively manage our inventory, forecast customer orders, enable efficient supply chain management, and respond to volatile raw material costs. At the same time, we have significantly reduced our working capital levels while maintaining a high level of customer service.

We strive to develop and launch new products, expand our geographic market coverage, and penetrate new end markets to strengthen our product leadership positions. We also focus on growing the business through acquisitions when they align with our strategic goals and provide an appropriate return to our shareholders.

Acquisitions

Gibraltar acquired The D.S. Brown Company (D.S. Brown) on April 1, 2011 for $98 million. D.S. Brown is the largest U.S. manufacturer of specialty components for the transportation infrastructure industry and has established a leading market position for many of the products offered. Products manufactured and distributed by D.S. Brown include expansion joint systems, structural bearing assemblies, pavement sealing systems, and other specialty components for bridges, highways, and other infrastructure projects.

On June 3, 2011, the Company acquired Pacific Award Metals, Inc. (Award Metals) for $13 million. Award Metals is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialty clips and connectors for concrete forms used in the new construction and repair and remodel markets. Gibraltar’s results from operations included D.S. Brown and Award Metals from the respective dates of acquisition. The acquisitions were financed through cash on hand and debt available under our revolving credit facility.

Divestitures

Gibraltar sold its United Steel Products subsidiary (USP) in March 2011 for $59 million. The sale of USP, along with the acquisitions of D.S. Brown and Award Metals, provide Gibraltar with a broader product offering to construction markets and greater potential for revenue and earnings growth. These transactions are consistent with management’s strategy to position Gibraltar as a market leader in the product areas offered by our business and to expand our offering of value-added products.

On February 1, 2010, Gibraltar completed the sale of the majority of the assets of the Processed Metal Products business. This transaction finalized our exit from steel processing. This strategic initiative began in 2005 and included the 2006 sale of our steel strapping business, the 2007 sale of the Hubbell Steel business, and the 2008 sale of the SCM powdered metal business. These divestitures were an ongoing part of our objective to build a company with optimal operating characteristics and improve shareholder value. We now are focused on the manufacture and distribution of building products where the Company has historically generated its highest operating margins. The divestitures described above were recognized as components of discontinued operations in the Company’s consolidated financial statements and notes thereto.

Economic Trends

The end markets served by our business are subject to economic conditions influenced by outside factors which include but are not limited to interest rates, commodity costs, demand for residential construction, the level of non-residential construction and infrastructure projects, and demand within the repair and remodel market. The United States construction markets continued an uneven recovery from an unprecedented recession that began in 2008 and led to reduced demand for the products we manufacture and distribute. In addition, tightened credit markets over the same period may have limited the ability of the end users of our products to obtain financing for construction projects. While the U.S. economy has grown since the recession, the construction markets continue to face significant challenges. Construction markets have only recovered modestly from the recession and many economic indicators remain at levels well below long-term averages. As an example, the table below shows housing starts in the United States continued to remain significantly below the long-term average of 1.5 million starts per year:

	September 30,	September 30,	September 30,
	2011	2010	2009
Residential Housing Starts	607,000	585,000	554,000

The decrease in non-residential construction and residential housing starts had a significant impact on the operations of our business by contributing to decreased sales volume and profitability. To respond to current economic conditions facing Gibraltar, including weakened end market conditions and volatile commodity costs, we continue to focus on providing a high level of customer service along with maintaining our position as a market share leader and low-cost provider of our products. We strive for operational excellence through lean initiatives and the consolidation of facilities to reduce costs. As a result, we have closed or consolidated 15 facilities over the past three years, including three during 2011. We have also aggressively reduced operating costs throughout the Company to maximize cash flows generated from operating activities. As a result of these restructuring activities, our break-even point has decreased significantly since 2008.

As noted above, commodity raw material prices for materials such as steel, aluminum, and resins, have also fluctuated significantly during the past three years. These fluctuations impact the cost of raw materials we purchase and the pricing we offer to our customers. Commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first two quarters of 2009. The rapid decrease in commodity prices led to lower sales prices offered to customers and falling margins on our product sales during much of 2009. Commodity prices rose in 2010 and have somewhat stabilized in 2011. We believe our investment in ERP systems and decreased inventory requirements allow us to react better to these fluctuations and have improved our margins.

As a result of the steps we have taken throughout the economic downturn, we have increased liquidity to a strong position. Using cash generated from operations, we have made significant repayments against our outstanding debt and no longer have any amounts outstanding against our revolving credit facility as of year-end. Our liquidity as of December 31, 2011 was $170 million including $54 million of cash and $116 million of availability under our revolving credit facility.

Additionally, the steps taken over the past three years allowed us to return to profitability during the year ended December 31, 2011 for the first time since 2008. We believe our reduced cost structure and lean manufacturing process will allow us to continue growing our revenue and profitability as the economy continues to improve.

Gibraltar entered into the Fourth Amended and Restated Credit Agreement dated October 11, 2011 (the Senior Credit Agreement) to extend the due date of our $200 million revolving credit facility, reduce the cost of borrowings, and provide additional financial flexibility.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
Net sales	$766,607	100.0%	$637,454	100.0%
Cost of sales	621,492	81.1%	533,586	83.7%

Gross profit	145,115	18.9%	103,868	16.3%
Selling, general, and administrative expense	108,957	14.2%	99,546	15.6%
Intangible asset impairment	—	0.0%	76,964	12.1%

Income (loss) from operations	36,158	4.7%	(72,642)	-11.4%
Interest expense	19,363	2.5%	19,714	3.1%
Other income	(90)	0.0%	(77)	0.0%

Income (loss) before taxes	16,885	2.2%	(92,279)	-14.5%
Provision for (benefit of) income taxes	7,669	1.0%	(16,923)	-2.7%

Income (loss) from continuing operations	9,216	1.2%	(75,356)	-11.8%
Income (loss) from discontinued operations	7,307	1.0%	(15,712)	-2.5%

Net income (loss)	$16,523	2.2%	$(91,068)	-14.3%

The following table sets forth the impact of the Company’s acquisitions on net sales and operating income for the year ended December 31 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
			Total	Change Due To
	2011	2010	Change	Acquisitions	Operations
Net sales	$766,607	$637,454	$129,153	$71,422	$57,731
Operating income (loss)	$36,158	$(72,642)	$108,800	$5,462	$103,338

Net sales increased by $129.1 million, or 20.3%, to $766.6 million for 2011 from net sales of $637.5 million for 2010. The most significant portion of the increase in net sales was from two acquisitions in 2011 which provided an additional $71.4 million of net sales for 2011. The remaining increase in net sales was impacted by an 8.0% increase in the pricing offered to customers and a 1.1% increase in volume. Our selling prices increased from the prior year as a result of the higher costs we paid for steel, aluminum, and resins which impacted the selling prices offered to our customers. Sales volume improved from the previous year as a result of repairs for spring storm damage and some improved macroeconomic conditions in the industrial construction markets which offset the uneven recovery in the new build housing and commercial construction markets.

Our gross margin also increased to 18.9% for 2011 compared to 16.3% for 2010. The improvement in gross margin was primarily due to a better alignment of material costs with customer selling prices and the impact of our 2011 acquisitions which contributed sales of products with higher gross margins. Cost reductions, increased volume, and a $2.4 million reduction in restructuring costs also contributed to our improved gross margin.

Selling, general, and administrative (SG&A) expenses increased by $9.4 million, or 9.4%, to $108.9 million for 2011 from $99.5 million for 2010. The $9.4 million increase was the net result of $9.7 million of additional expense from acquired businesses, increased cost of variable incentive compensation from improved operating results, $1.0 million of acquisition-related costs, and a $0.9 million charge recognized as a result of time-based equity awards surrendered by Gibraltar’s Chief Executive Officer partially offset by our cost reduction efforts that resulted in decreased spending on professional services, rent, and other operating expenses. Despite the increased costs, SG&A expenses as a percentage of net sales decreased to 14.2% for 2011 compared to 15.6% for 2010.

Due to changes in the estimated fair value of certain reporting units resulting from a significant decrease in sales projections, we recognized intangible asset impairment charges of $77.0 million for 2010. No impairment charges were recognized for 2011.

Interest expense decreased $0.3 million, or 1.5%, to $19.4 million for 2011 from $19.7 million for 2010. The reduction in interest expense was a result of incurring a $1.4 million charge in 2010 related to an ineffective interest rate swap. The reduction was offset by incurring a $0.3 million charge to write-off deferred financing fees in 2011 and having slightly higher levels of debt outstanding during 2011 compared to 2010. In the first quarter of 2010, we repaid $50 million of debt, which constituted all outstanding debt under our revolving credit facility. Subsequently, we borrowed funds under our revolving credit facility to finance the acquisitions of D.S. Brown and Award Metals during the second quarter of 2011 which were repaid in full during the third quarter of 2011.

We recognized a provision for income taxes of $7.7 million for 2011, an effective tax rate of 45.4%. The effective tax rate for 2011 exceeded the U.S. federal statutory tax rate of 35% due to state taxes and the impact of non-deductible permanent differences. During 2010, we recognized a tax benefit of $16.9 million, an effective tax rate of 18.3%. The effective tax rate differed from the statutory rate due to the effect of non-deductible permanent differences, a large portion of which related to the intangible asset impairment charges that were not deductible for tax purposes. In addition, we recognized a $2.4 million valuation allowance against deferred tax assets in 2010 for certain state net operating loss carryforwards which further reduced the effective tax rate.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	September 30,	September 30,	September 30,	September 30,
	2010		2009
Net sales	$637,454	100.0%	$639,076	100.0%
Cost of sales	533,586	83.7%	519,348	81.3%

Gross profit	103,868	16.3%	119,728	18.7%
Selling, general, and administrative expense	99,546	15.6%	96,691	15.1%
Intangible asset impairment	76,964	12.1%	60,098	9.4%

Loss from operations	(72,642)	-11.4%	(37,061)	-5.8%
Interest expense	19,714	3.1%	21,433	3.3%
Other income	(77)	0.0%	(311)	0.0%

Loss before taxes	(92,279)	-14.5%	(58,183)	-9.1%
Benefit of income taxes	(16,923)	-2.7%	(18,611)	-2.9%

Loss from continuing operations	(75,356)	-11.8%	(39,572)	-6.2%
Loss from discontinued operations	(15,712)	-2.5%	(12,453)	-1.9%

Net loss	$(91,068)	-14.3%	$(52,025)	-8.1%

Net sales decreased by $1.6 million, or 0.3%, to $637.5 million for 2010 compared to $639.1 million for 2009. The decrease in net sales from the prior year was the net result of a 1.5% decrease in volume partially offset by a 1.2% increase in pricing offered to customers. The lower volume was primarily due to the slow recovery in the economy which did not generate any significant increase in the demand for our products used in the building and industrial markets. As previously noted, the economic downturn continues to have a negative impact on the residential construction markets and demand for products sold in this market remains low compared to historical levels. The higher selling prices were primarily a result of increased commodity costs for steel, aluminum, and resins.

Our gross margin also decreased to 16.3% for 2010 from 18.7% for 2009. The decrease in gross margin was attributable to a less favorable alignment of material costs to customer selling prices during the current year compared to the previous year. The low level of sales volume led to more pressure on pricing from competitors which in some cases limited our ability to pass along material cost increases. This factor, in combination with rising costs for our raw materials particularly late in the year, contributed to the decline in gross margins. Additionally, we incurred a $4.7 million increase in restructuring charges recognized in cost of sales during 2010 compared to the prior year. The impact of pricing pressures, raw material commodity cost fluctuations, and restructuring charges experienced during 2010 more than offset the cost reduction initiatives we implemented since 2008 to align our cost structure to a lower level of sales volume. We have also continued lean manufacturing initiatives to further reduce our costs and improve efficiencies.

Selling, general, and administrative (SG&A) expenses increased by $2.8 million, or 2.9%, to $99.5 million during 2010 compared to $96.7 million for 2009. The $2.8 million increase was primarily the net result of an increase in variable incentive compensation driven by improved working capital management and the effect of the Company’s appreciating stock price on vested stock-based awards during 2010 compared to 2009. This was partially offset by reductions in bad debt expense along with salary and other payroll costs. We implemented a number of cost reduction initiatives since 2008 that included restructuring the business and staff reductions which contributed to the cost reduction noted above.

During 2010 and 2009, due to changes in the estimated fair value of certain reporting units resulting from a significant decrease in sales projections, we recognized intangible asset impairment charges of $77.0 million and $60.1 million, respectively.

Interest expense decreased $1.7 million, or 7.9%, to $19.7 million for 2010 from $21.4 million for 2009. We repaid all of our variable-rate debt during the first quarter of 2010 which decreased the amount of interest paid compared to the prior year. We reduced debt outstanding by $50.1 million, or 19.5%, to $207.2 million as of December 31, 2010 from $257.3 million as of December 31, 2009 through debt repayments.

The benefit of income taxes for 2010 was $16.9 million, an effective tax rate of 18.3%, compared to $18.6 million, an effective tax rate of 32.0%, for 2009. The effective tax rates for 2010 and 2009 were lower than the U.S. federal statutory tax rate of 35% due to the effect of non-deductible permanent differences, a large portion of which related to intangible asset impairment charges that were not deductible for tax purposes. In addition, we recognized a $2.4 million valuation allowance against deferred tax assets in 2010 for certain state net operating loss carryforwards which further reduced the effective tax rate. State taxes partially offset the reduction in the effective tax rate during 2009.

Outlook

During 2011, we experienced strong top and bottom line growth as a result of our strategic acquisitions and cost reduction efforts, despite the uneven recovery in the residential, commercial, and industrial construction markets including new building housing and repair and remolding activities. Management anticipates that we will be able to further capitalize on any meaningful growth in these markets when it occurs. Looking ahead to the first quarter of 2012, which is historically a period of low seasonal demand for our business, we anticipate the contributions of D.S. Brown and Award Metals, benefits from our continued cost reductions, and increased stability within the markets we serve to generate sales growth and profitable operating results. Over the long-term, we believe that the fundamentals of the building and industrial markets are positive. Furthermore, the aggressive actions taken to streamline and improve the efficiency of our business have reduced our break-even point and positioned Gibraltar to generate marked improvements in profitability when economic and market conditions return toward historical levels.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while continuing to focus on working capital efficiency and profit improvement opportunities to minimize the cash invested to grow our business. We have successfully generated positive cash flows from operating activities during the past two years to fund our capital requirements and, in 2011, to help fund two acquisitions as noted below in the “Cash Flows” section of Item 7 of this Annual Report on Form 10-K. We generated positive operating cash flows during these periods despite the challenging economic conditions our business faced. In the future, we expect to continue profitable growth and sustain strong working capital management to continue to generate positive operating cash flow.

As noted above, we entered into the Senior Credit Agreement on October 11, 2011, which includes a $200 million revolving credit facility and provides Gibraltar with access to capital and improved financial flexibility. As of December 31, 2011, our liquidity of $169.7 million consisted of $54.1 million of cash and $115.6 million of availability under our revolving credit facility as compared to liquidity of $146.7 million as of December 31, 2010. We believe that availability of funds under our Senior Credit Agreement together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2011, our foreign subsidiaries held $19.4 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through additional acquisitions.

Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Potential acquisitions are evaluated on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets, and customers and improve shareholder value. The acquisitions of D.S. Brown and Award Metals completed on April 1, 2011 and June 3, 2011, respectively, were financed through the use of cash on hand and debt available under our revolving credit facility.

Cash Flows

The following table sets forth selected cash flow data for the years ended December 31 (in millions):

	September 30,	September 30,
	2011	2010
Cash provided by (used in):
Operating activities of continuing operations	$49,828	$47,191
Investing activities of continuing operations	(52,295)	19,773
Financing activities of continuing operations	(2,775)	(51,362)
Discontinued operations	(1,044)	21,794
Effect of exchange rate changes	(463)	(126)

Net (decrease) increase in cash and cash equivalents	$(6,749)	$37,270

During the year ended December 31, 2011, net cash provided by continuing operations totaled $49.8 million, primarily driven by income from continuing operations of $9.2 million and non-cash charges including depreciation, amortization, deferred income taxes, and stock compensation of $41.5 million. Net cash provided by continuing operations for 2010 was $47.2 million and was primarily the result of a loss from continuing operations of $75.4 million offset by non-cash charges including depreciation, amortization, stock compensation, and intangible asset impairments of $106.2 million and $16.4 million of cash generated from a net decrease in assets and liabilities.

During the year ended December 31, 2011, the Company modestly increased its investment in working capital and other net assets from December 31, 2010 resulting in $0.9 million of cash outflow. The Company invested modest amounts into working capital despite a 20.3% increase in net sales year over year due to our diligence in reducing working capital requirements and focus on lean initiatives. Cash flow invested in working capital and other net assets was impact by a $10.2 million reduction in other assets as a result of collecting income tax refunds. In addition, accounts payable and accrued liabilities increased as a result of increased material costs and larger accruals for variable incentive compensation leading to $2.1 million and $4.6 million of positive cash flow, respectively. These items were offset by an increase in inventory of $10.1 million and accounts receivable of $7.6 million. The increases in inventory and accounts receivable were a result of increased material costs, manufacturing activity, and sales volume during the last month of the year compared to the last month of the prior year as we expected due to the year over year growth of our business.

Net cash used in investing activities of continuing operations for 2011 of $52.3 million consisted primarily of $109.2 million of acquisitions and capital expenditures of $11.6 million offset by $67.5 million of proceeds from the sale of our USP business unit and the collection of a note receivable related to the 2008 sale of our SCM business unit. Net cash provided by investing activities of continuing operations for 2010 of $19.8 million primarily consisted of $29.2 million of proceeds from the sale of our Processed Metal Products business offset by capital expenditures of $8.4 million.

Net cash used in financing activities for 2011 of $2.8 million primarily consisted of $1.6 million of deferred financing fees related to the Senior Credit Agreement, $0.8 million of treasury stock repurchases related to the net settlement of vested stock awards, and net repayments of $0.4 million on long-term debt. Net cash used in financing activities for 2010 of $51.4 million consisted primarily of $50.4 million of net repayments on long-term debt.

Cash used for discontinued operations was $1.0 million for the year ended December 31, 2011 compared to cash generated from discontinued operations of $21.8 million for 2010. These cash flows related primarily to the USP and Processed Metal Products businesses that were divested in 2011 and 2010, respectively.

Senior Credit Agreement and Senior Subordinated Notes

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides Gibraltar with more flexibility by allowing us to request additional financing from the lenders to increase the revolving credit facility to $250 million. The Senior Credit Agreement also provided Gibraltar with a commitment to enter into a term loan subject to conditions that subsequently the Company decided not to satisfy.

The Senior Credit Agreement is committed through the earlier of (i) October 10, 2016 or (ii) six months prior to the December 8, 2015 maturity of the Company’s Senior Subordinate 8% Notes (8% Notes). As of December 31, 2011, the maturity date of the revolving credit facility was June 8, 2015, six months prior to the maturity date of the 8% Notes.

Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5%, based on the amount of borrowings available to Gibraltar. The Senior Credit Agreement also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which are payable quarterly.

As of December 31, 2011, we had $115.6 million of availability under the Senior Credit Agreement and outstanding letters of credit of $14.3 million. Only one financial covenant is contained within the Senior Credit Agreement, which requires us to maintain a fixed charge ratio (as defined in the agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis at the end of each quarter. As of December 31, 2011, we were in compliance with the minimum fixed charge coverage ratio covenant. Management expects to be in compliance with the fixed coverage ratio covenant throughout the next twelve months.

During 2010, we repaid all amounts outstanding under the revolving credit facility and did not have any borrowings under the Senior Credit Agreement during the first quarter of 2011. To finance the acquisitions of D.S. Brown and Award Metals in the second quarter of 2011, we borrowed amounts under the revolving credit facility which were subsequently repaid during the third quarter of 2011. As of December 31, 2011, no amounts were outstanding under the revolving credit facility.

The Company’s $204.0 million of 8% Notes were issued in December 2005 at a discount to yield 8.25% and are due December 1, 2015. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. The 8% Notes are currently redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), declined to 103% on December 1, 2011 and will decline to 101% and 100% on and after December 1, 2012 and 2013, respectively. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. At December 31, 2011, we had $202.3 million, net of discount, of our 8% Notes outstanding.

Each of our significant domestic subsidiaries has guaranteed the obligations under the Senior Credit Agreement. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit our ability to take various actions. The Senior Subordinate 8% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

The following table summarizes by category our Company’s expected future cash outflows associated with contractual obligations in effect at December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
Contractual Obligation	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Fixed rate debt	$202,347	$9	$14	$202,324	$—
Interest on fixed rate debt	63,922	16,321	32,641	14,960	—
Variable rate debt	4,816	408	808	800	2,800
Interest on variable rate debt [1]	64	10	18	14	22
Operating lease obligation	33,386	9,633	14,062	5,849	3,842
Performance stock unit awards	8,259	8,259	—	—	—
Pension and other post-retirement obligations	7,773	739	1,446	1,409	4,179
Management stock purchase plan [2]	1,479	540	779	160	—

Total [3]	$322,046	$35,919	$49,768	$225,516	$10,843

[1]	Calculated using the interest rate in effect at December 31, 2011.

[2]

Includes amounts due to retired participants of the Management Stock Purchase Plan (MSPP). Excludes the future payments due to active participants of the MSPP, which represents a liability of approximately $5.6 million as of December 31, 2011. Future payments to active participants cannot be accurately estimated as we are uncertain of when active participants’ service to the Company will terminate.

[3]

Excludes liabilities for uncertain tax positions of $2.5 million. We have not included the liabilities for uncertain tax positions as we cannot make reliable estimates of the period of cash settlement.

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

Our most critical accounting policies include:

•	valuation of accounts receivable, which impacts selling, general, and administrative expense;

•	valuation of inventory, which impacts cost of sales and gross margin;

•	the allocation of the purchase price of acquisitions to the fair value of acquired assets and liabilities, which impacts our depreciation and amortization costs;

•	the assessment of recoverability of depreciable and amortizable long-lived assets, which impacts the impairment of long-lived assets;

•	the assessment of recoverability of goodwill and other indefinite-lived intangible assets, which impacts the impairment of goodwill and intangible assets; and

•	accounting for income taxes and deferred tax assets and liabilities, which impact the provision for income taxes.

Management reviews the estimates, including the allowance for doubtful accounts and inventory reserves, on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Valuation of Accounts Receivable

Our accounts receivable represent those amounts that have been billed to our customers but not yet collected. As of December 31, 2011 and 2010, allowances for doubtful accounts of $4.6 million and $3.5 million were recorded, respectively, or 5% of gross accounts receivable for both periods. We record an allowance for doubtful accounts based on the portion of those accounts receivable that we believe are potentially uncollectible based on various factors, including experience, creditworthiness of customers, and current market and economic conditions. If the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Changes in judgments on these factors could impact the timing of costs recognized.

Valuation of Inventories

We state our inventories at the lower of cost or market. We determine the cost basis of our inventory on a first-in, first-out basis using a standard cost methodology that approximates actual cost. On a regular basis, we calculate an estimated market value of our inventory, considered to be the prevailing selling price for the inventory less the cost to complete and sell the product. We compare the current carrying value of our inventory to the estimated market value to determine whether a reserve to value inventory at the lower of cost or market is necessary. We recorded insignificant charges during the three year period ended December 31, 2011 to value our inventory at the lower of cost or market.

We regularly review inventory on hand and record provisions for excess, obsolete, and slow-moving inventory based on historical and current sales trends. We recorded reserves for excess, obsolete, and slow-moving inventory of $4.1 million and $3.0 million as of December 31, 2011 and 2010, respectively, or 4% of gross inventories for both periods. Changes in product demand and our customer base may affect the value of inventory on hand, which may require higher provisions for obsolete inventory.

Accounting for Acquired Assets and Liabilities

When we acquire a business, we allocate the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. We record any premium over the fair value of net assets acquired as goodwill. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. The way we characterize the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained below.

With respect to determining the fair value of assets, the most subjective estimates involve valuations of long-lived assets, such as property, plant, and equipment as well as identified intangible assets. We use all available information to make these fair value determinations and engage independent valuation specialists to assist in the fair value determination of the acquired long-lived assets. The fair values of long-lived assets are determined using valuation techniques that use discounted cash flow methods, independent market appraisals, and other acceptable valuation techniques. The following summarizes the amount of purchase price allocated to property, plant, and equipment, identifiable intangible assets, and goodwill for the acquisitions completed in 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
Acquisition	Initial Purchase Price	Property, Plant, and Equipment	Identified Intangible Assets	Goodwill	Other Net Assets
D.S. Brown	$97.6	$14.5	$33.3	$46.2	$3.6
Award Metals	$13.4	$2.8	$2.1	$4.3	$4.2

Due to the subjectivity inherent in determining the fair value of long-lived assets and the significant number of acquisitions we have completed, we believe the allocation of purchase price to acquired assets and liabilities is a critical accounting policy.

Impairment of Depreciable and Amortizable Long-lived Assets

We test long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable and exceed their fair value. The following summarizes the value of long-lived assets subject to impairment testing when events or circumstances indicate potential impairment as of December 31, 2011 (in millions):

September 30,
Property, plant, and equipment, net	$152.0
Acquired intangibles with finite lives	$48.5
Other assets	$7.6

Impairment exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by discounted cash flow method, an independent market appraisal of the asset, or another acceptable valuation technique. We recognized impairment charges for property, plant, and equipment as a result of restructuring activities during the years ended December 31, 2011 and 2010 and for amortizable intangible assets. No depreciable or amortizable long-lived assets were impaired during the year ended December 31, 2009.

Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing

Our goodwill and indefinite-lived intangible asset balances of $348.3 million and $46.8 million as of December 31, 2011, respectively, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

During 2011, we concluded that no new indicators of impairment existed at interim dates and did not perform any interim impairment tests related to goodwill and indefinite-lived intangible assets. We tested goodwill and other indefinite-lived intangible assets for impairment during the fourth quarter of 2011 at the annual test date. No impairment charges were recognized as a result of the October 31, 2011 impairment test. However, the Company recognized intangible asset impairment charges of $77.0 million and $60.1 million for the years ended December 31, 2010 and December 31, 2009, respectively. In addition to the annual impairment test, goodwill and other indefinite-lived assets were tested for impairment at two interim dates during 2009: March 31 and June 30.

We test goodwill for impairment at the reporting unit level. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. As of the October 31, 2011 impairment test, we identified eleven reporting units in total, of which ten have goodwill. We added two reporting units from acquisitions completed during 2011 and reduced the number of reporting units by one as a result of a divestiture.

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

The following table sets forth the amount of goodwill allocated to each reporting unit tested for goodwill impairment and the percentage by which the estimated fair value of each reporting unit exceeded its carrying value as of the October 31, 2011 goodwill impairment test (in thousands):

	September 30,	September 30,
Reporting Unit	Goodwill Allocated to Reporting Unit	Percentage By Which Estimated Fair Value Exceeds Carrying Value
#1	$111,499	24%
#2	89,231	31%
#3	46,270	9%
#4	27,332	52%
#5	21,268	9%
#6	19,569	39%
#7	18,261	9%
#8	8,256	8%
#9	4,328	25%
#10	3,589	166%

	$349,603

The October 31, 2011 goodwill impairment test included significant assumptions. To estimate the fair value of the reporting units as a part of step one of the impairment test, we used two valuation techniques: an income approach and a market approach. The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted average cost of capital (WACC) used to discount future cash flows. The market approach consisted of applying an Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiple to the forecasted EBITDA to be generated in 2011 and 2012. The market approach also relied on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts and the EBITDA multiple selected from an analysis of peer companies.

The following table sets forth the compound annual revenue growth rate for the five-year period used to forecast cash flows and the average operating margin for the forecasted periods compared to actual operating margins generated over the long-term:

	September 30,	September 30,	September 30,
Reporting Unit	Compound Annual Revenue Growth Rate For Forecasted Periods	Operating Margins For Forecasted Periods	Actual Long-term Operating Margins (a)
#1	3%	20%	21%
#2	7%	11%	9%
#3	4%	17%	18%
#4	2%	15%	14%
#5	6%	8%	7%
#6	3%	10%	9%
#7 (b)	11%	8%	5%
#8 (c)	13%	14%	11%
#9 (c)	14%	7%	0%
#10 (d)	3%	9%	6%

(a)	Operating margins presented exclude restructuring charges incurred by each reporting unit.

(b)	This reporting unit made an incremental acquisition of a product line with significantly higher margins than the existing product lines it offers. Additionally, this reporting unit’s operations were restructured in 2010. As a result, we believe forecasted operating margins will exceed prior results.

(c)	The operating margins presented only include operating results generated since the dates these reporting units were acquired by Gibraltar. Since these operating results were generated during an economic downturn, we do not believe the results are representative of recent results or results expected in future periods.

(d)	This reporting unit’s operations were restructured in 2007. The reporting unit has since generated operating margins approaching 10%.

We analyzed third-party forecasts of housing starts and other macroeconomic indicators that impact each reporting unit to provide a reasonable estimate of revenue growth in future periods. Our analysis of third-party forecasts noted that housing starts were projected to grow at a compound annual growth rate of 23% from 2011 to 2016. Therefore, we considered these forecasts in developing each reporting unit’s growth rates over the next five years depending on the level of correlation between housing starts and net sales for each reporting unit. The correlation between housing starts and net sales was based on an analysis of historical housing starts and our historical revenue. We concluded that this approach provided a reasonable estimate of long-term revenue growth and cash flows for each reporting unit.

Operating margins used to estimate future cash flows were consistent with long-term margins generated by the reporting units while they have been owned and operated by Gibraltar as shown in the table above. The reporting units where forecasted operating margins exceed long-term operating margins generated by the reporting unit were for reporting units that were recently acquired and, therefore, the long-term operating margins were more significantly impacted by the economic turmoil that began in 2008. Additionally, we took strategic actions to consolidate facilities, reduce costs, and restructure these business units to become more profitable as the economy recovers. These actions led to increased costs and lower operating margins in the short term. Based on our understanding of these reporting units and the actions taken by management to restructure the businesses for improved growth and profitability, we concluded that the long-term cash flows forecasted for all of the Company’s reporting units were reasonable.

In addition to revenue growth and operating margin forecasts, the discounted cash flow model used to estimate the fair value of each reporting unit also uses assumptions for the amount of working capital needed to support each reporting unit. We forecasted modest improvement in working capital management for future periods at each reporting unit based on past performance. The Company experienced a significant reduction in days of working capital from 77 days for the year ended December 31, 2008 to 63 days for the year ended December 31, 2011. We have been able to significantly improve our working capital management through lean initiatives, efficiency improvements, and facility consolidations. We believe continued improvement in our ability to manage working capital will allow us to increase the cash flow generated from each reporting unit.

The terminal value of each reporting unit was based on a projected terminal year of forecasted cash flows in our discounted cash flow model. We made an assumption that cash flows would grow 2.0% each year thereafter based on our approximation of gross domestic product growth in the North American and European markets served by the Company. This assumption was based on a third-party forecast of future economic growth over the long-term.

The discounted cash flow model uses the WACC to discount cash flows in the forecasted period and to discount the terminal value to present value. To determine the WACC, we used a standard valuation method, the capital asset pricing model, based on readily available and current market data of peer companies considered market participants. Acknowledging the risk inherent in each reporting units’ ability to achieve long-term forecasted cash flows, in applying the income approach we increased the WACC of each reporting unit based upon each reporting unit’s past operating performance and their relative ability to achieve the forecasted cash flows. As a result of these analyses, we assigned a WACC between 10.8% and 12.5% for each reporting unit.

The EBITDA multiple used in the market approach to determine the fair value of each reporting unit was applied to the forecasted EBITDA to be generated during 2011 and 2012. The market approach relies on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts and the EBITDA multiple selected from an analysis of peer companies considered market participants. The revenue growth rates and profit margins used in the market approach were the same projections used in the discounted cash flows model as described above. The EBITDA multiples were established by analyzing each peer companies’ total invested capital in proportion to EBITDA derived from each peer companies’ most recently reported earnings. Similar to the WACC analysis, we assessed the risk of each reporting unit achieving its forecasts with consideration given to how each reporting unit has performed historically compared to forecasts. As a result of these analyses, we assigned an EBITDA multiple between 8.6 and 9.6 for 2011 EBITDA forecasts and 6.7 and 7.7 for 2012 EBITDA forecasts.

As noted above, we used two commonly accepted valuation techniques to estimate a fair value for each reporting unit. The estimated fair value for each reporting unit was calculated using a weighted average between the calculated amounts determined under the income approach and the market approach. We weighted the income approach more heavily (67%) as the technique uses a long-term approach that considers the expected operating profit of each reporting unit during periods where housing starts and other macroeconomic indicators are nearer historical averages. The market approach (33%) values the reporting units using 2011 and 2012 EBITDA values which were forecasted using estimated housing starts of 605,000 and 724,000, respectively. Housing starts have historically approximated 1.5 million each year. We believe the income approach considers the expected recovery in the residential building market better than the market approach. Therefore, we concluded that the income approach more accurately estimated the fair value of the reporting units as it considers earnings potential during a longer term and does not use the short-term perspective used by the market approach. Accordingly, we concluded that the market participants who execute transactions to sell or buy a business in the current economic environment would place greater emphasis on the income approach.

The following table sets forth the Company’s estimated fair value and carrying value for each reporting unit as of October 31, 2011 (in thousands):

	September 30,	September 30,
Reporting Unit	Estimated Fair Value	Carrying Value
#1	$120,546	$97,540
#2	227,041	173,014
#3	102,130	93,957
#4	59,745	39,194
#5	41,735	38,348
#6	26,113	18,830
#7	29,171	26,791
#8	56,194	51,846
#9	27,712	22,187
#10	20,441	7,679
Others Without Goodwill	42,936	59,603
Corporate	(131,384)	3,206

Total	$622,380	$632,195

Net Debt		$162,418
Equity (Net Book Value)		469,777

Total		$632,195

The “Corporate” category includes unallocated corporate cash out flows. Unallocated corporate cash out flows include executive compensation and other administrative costs. Gibraltar has grown substantially through acquisitions and our strategy is to allow business unit management to operate the business units autonomous of corporate management. For example, each business unit has its own accounting, marketing, purchasing, information technology, and executive functions. As a result, we believe a market participant would not consider unallocated corporate cash flows when valuing each reporting unit and these cash flows have been properly excluded from the valuation of the reporting units.

We also performed a reconciliation of the total estimated fair values of the reporting units to our market capitalization as of October 31, 2011 to support the reasonableness of the fair value estimates used in our goodwill impairment test. The following calculation provides this reconciliation and the resulting control premium determined as of our October 31, 2011 impairment analysis (in thousands):

	September 30,	September 30,	September 30,
	Estimated Fair Value	Estimated Market Capitalization
Estimated Fair Value of Reporting Units	$622,380
Less: Net Debt as of October 31, 2011	(162,418)

Shares Outstanding as of October 31, 2011		30,419
Average Stock Price from October 20, 2011 to November 10, 2011		$11.36

Value of Equity	$459,962	$345,560

Control Premium			33%

Despite the difference between our net book value and the estimated fair value of equity, all reporting units with goodwill had fair values in excess of their carrying value. The difference between our net book value and the estimated fair value of equity is the result of the negative future cash flows associated with our unallocated corporate net assets as described above. Although the book value of equity exceeds our market capitalization, we deemed the control premium as of the October 31, 2011 impairment analysis to be reasonable based upon recent comparable transactions to acquire the control of similar businesses in our industry. Accordingly, we concluded the estimated fair value of each reporting unit was reasonably estimated.

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

Accounting for Income Taxes and Deferred Tax Assets and Liabilities

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowances. Our effective tax rates differ from the statutory rate due to the impact of permanent differences between income or loss reported for financial statement purposes and tax purposes, provisions for uncertain tax positions, state taxes, and income generated by international operations. Our effective tax rate was 45%, 18%, and 32%, for the years ended December 31, 2011, 2010, and 2009, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

During the year ended December 31, 2011, deferred income tax liabilities increased primarily as a result of the acquisitions of the stock of D.S. Brown and Award Metals. Regarding deferred income tax assets, we maintained valuation allowances of $2.6 million and $2.8 million as of December 31, 2011 and 2010, respectively, due to uncertainties related to our ability to utilize these assets, primarily consisting of state net operating losses and other deferred tax assets. The valuation allowances are based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future operating results do not meet expectations, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

It is our policy to record estimated interest and penalties due to tax authorities as income tax expense and tax credits as a reduction in income tax expense. Insignificant amounts of interest and penalties were recognized in the provision for income taxes for 2011. During the years ended December 31, 2010 and 2009, we recognized $0.1 million and $0.2 million of interest and penalties, respectively.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based on the technical merits of each position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 31, 2011 and 2010, the liability for uncertain income tax positions was $2.5 million and $2.2 million, respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Related Party Transactions

A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the years ended December 31, 2011, 2010, and 2009, the Company incurred costs of $1.8 million, $0.9 million, and $1.1 million, respectively, for legal services from this firm. Costs incurred increased significantly for 2011 as a result of additional legal services provided for the acquisitions completed in 2011 and our amended Senior Credit Agreement. At December 31, 2011 and 2010, we had $0.3 million and $0.3 million, respectively, recorded in accounts payable for amounts due to this law firm.

Another member of our Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the ten participating lenders which have committed capital to our $200 million revolving credit facility in our Senior Credit Agreement. All amounts outstanding under the Senior Credit Agreement were repaid in full as of December 31, 2011 and 2010 and $74.3 million of principal and interest was paid to the lenders during the year ended December 31, 2011.

Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5%, based on the amount of borrowings available to Gibraltar. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which are payable quarterly.

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

In June 2011, the FASB issued Update 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” Under the amendments included in Update 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted Update 2011-05 retrospectively in 2011 which did not have a material impact on the Company’s consolidated results from operations, financial position, or cash flows.

In September 2011, the FASB issued Update 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” Under the amendments included in Update 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, the two-step impairment test is required. The amendments are effective for fiscal years beginning after December 15, 2011 although early adoption is permitted. Although the amendments may change how goodwill is tested for impairment, the Company does not expect the adoption of Update 2011-08 will have a material impact on the timing or measurement of any goodwill impairments.

In September 2011, the FASB issued Update 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) – Disclosures about an Employer’s Participation in a Multiemployer Plan”. The amendments included in Update 2011-09 require employers to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended disclosures provide users with more detailed information about an employer’s involvement in these plans. The Company participates in various multiemployer pension plans and was required to disclose additional information about these plans in the consolidated financial statements for the year ended December 31, 2011 as included in Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations.

Raw Material Pricing Risk

We are subject to market risk exposure related to volatility in the price of steel, aluminum, and resins. A significant amount of our cost of sales relates to material costs. Our business is heavily dependent on the price and supply of our raw materials. Our various products are fabricated from steel, primarily hot-rolled and galvanized steel coils and bars, produced by mills and service centers. Many of our products are also fabricated from aluminum coils and resins. The commodity market, which includes the steel, aluminum, and resin industries, is highly cyclical in nature, and commodity costs have been volatile in recent years and may remain volatile in the future. Commodity costs are influenced by numerous factors beyond our control, including general economic conditions, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. The prices we offer to our customers are also impacted by changes in commodity costs. We manage the alignment of the cost of our raw materials and prices offered to customers and attempt to pass changes to raw material costs through to our customers. To improve our management of commodity costs, we attempt to maintain lean inventory levels. Our investment in ERP systems was made to increase our effectiveness in this process.

We do not enter into long-term contracts for the purchase of raw materials and do not maintain inventory levels in excess of our production requirements. However, from time to time, we may purchase raw materials in advance of commodity cost increases.

We rely on major suppliers for our supply of raw materials. During 2011, we purchased our raw materials from domestic and foreign suppliers in an effort to purchase the lowest cost material as possible.

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on our 2011 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative building products, which could impact our ability to pass commodity costs to our customers.

Interest Rate Risk

To manage interest rate risk, Gibraltar uses both fixed and variable interest rate debt. We repaid all amounts outstanding under our revolving credit facility, and no amounts remain outstanding as of December 31, 2011. As a result, fixed rate debt consisting of the Company’s Senior Subordinated 8% Notes is the only significant debt that remains outstanding at year end. We believe we limited our exposure to interest rate risk as a result of repaying substantially all variable rate debt and the long-term nature of our fixed rate debt. However, the Company will continue to monitor changes in its debt levels and access to capital ensuring interest rate risk is appropriately managed.

At December 31, 2011, our fixed rate debt consisted primarily of $202.3 million, net of discount, of our 8% Notes. The Company’s $204.0 million of 8% Notes were issued in December 2005 at a discount to yield 8.25%. The 8% Notes are due December 1, 2015.

Our variable rate debt consists primarily of the revolving credit facility under the Senior Credit Agreement, of which no amounts are outstanding as of December 31, 2011, and other debt. Borrowings under the revolving credit facility bear interest at a variable interest rate based upon the LIBOR plus an additional margin. A hypothetical 1% increase or decrease in interest rates would have changed the 2011 interest expense by approximately $0.1 million.

Foreign Exchange Risk

Gibraltar has foreign exchange risk in our international operations, primarily located in Canada and Europe, and through purchases from foreign vendors. Therefore, changes in the values of currencies of these countries affect our financial position and cash flows when translated into U.S. Dollars. We accepted our exposure to exchange rate movements relative to Gibraltar’s international operations and do not hedge our foreign exchange risk exposures. A change of 10% in the value of all applicable foreign currencies would not have a material effect on our financial position and cash flows.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Industries, Inc. at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Buffalo, New York
February 24, 2012

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net sales	$766,607	$637,454	$639,076
Cost of sales	621,492	533,586	519,348

Gross profit	145,115	103,868	119,728
Selling, general, and administrative expense	108,957	99,546	96,691
Intangible asset impairment	—	76,964	60,098

Income (loss) from operations	36,158	(72,642)	(37,061)
Interest expense	19,363	19,714	21,433
Other income	(90)	(77)	(311)

Income (loss) before taxes	16,885	(92,279)	(58,183)
Provision for (benefit of) income taxes	7,669	(16,923)	(18,611)

Income (loss) from continuing operations	9,216	(75,356)	(39,572)

Discontinued operations:
Income (loss) before taxes	13,840	(27,125)	(20,181)
Provision for (benefit of) income taxes	6,533	(11,413)	(7,728)

Income (loss) from discontinued operations	7,307	(15,712)	(12,453)

Net income (loss)	$16,523	$(91,068)	$(52,025)

Net income (loss) per share – Basic:
Income (loss) from continuing operations	$0.30	$(2.49)	$(1.31)
Income (loss) from discontinued operations	0.24	(0.52)	(0.42)

Net income (loss)	$0.54	$(3.01)	$(1.73)

Weighted average shares outstanding – Basic	30,507	30,303	30,135

Net income (loss) per share – Diluted:
Income (loss) from continuing operations	$0.30	$(2.49)	$(1.31)
Income (loss) from discontinued operations	0.24	(0.52)	(0.42)

Net income (loss)	$0.54	$(3.01)	$(1.73)

Weighted average shares outstanding – Diluted	30,650	30,303	30,135

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$16,523	$(91,068)	$(52,025)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,232)	(591)	7,057
Adjustment to retirement benefit liability, net of tax	(187)	277	17
Adjustment to post-retirement healthcare benefit liability, net of tax	129	(722)	301
Reclassification of unrealized loss on interest rate swap, net of tax	—	1,206	1,220

Other comprehensive (loss) income	(1,290)	170	8,595

Total comprehensive income (loss)	$15,233	$(90,898)	$(43,430)

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$54,117	$60,866
Accounts receivable, net of reserve	90,595	70,371
Inventories	109,270	77,848
Other current assets	14,872	20,229
Assets of discontinued operations	—	13,063

Total current assets	268,854	242,377

Property, plant, and equipment, net	151,974	145,783
Goodwill	348,326	298,346
Acquired intangibles	95,265	66,301
Other assets	7,636	16,766
Equity method investment	—	1,345
Assets of discontinued operations	—	39,972

	$872,055	$810,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$67,320	$56,775
Accrued expenses	60,687	36,785
Current maturities of long-term debt	417	408
Liabilities of discontinued operations	—	6,150

Total current liabilities	128,424	100,118

Long-term debt	206,746	206,789
Deferred income taxes	55,801	37,119
Other non-current liabilities	21,148	23,221
Liabilities of discontinued operations	—	2,790

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 30,702 and 30,516 shares issued in 2011 and 2010	307	305
Additional paid-in capital	236,673	231,999
Retained earnings	229,437	212,914
Accumulated other comprehensive loss	(3,350)	(2,060)
Cost of 281 and 219 common shares held in treasury in 2011 and 2010	(3,131)	(2,305)

Total shareholders’ equity	459,936	440,853

	$872,055	$810,890

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$16,523	$(91,068)	$(52,025)
Income (loss) from discontinued operations	7,307	(15,712)	(12,453)

Income (loss) from continuing operations	9,216	(75,356)	(39,572)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,181	23,964	23,221
Provision for deferred income taxes	5,028	(10,629)	(17,671)
Stock compensation expense	4,642	4,315	4,407
Non-cash charges to interest expense	2,328	4,324	3,382
Intangible asset impairment	—	76,964	60,098
Other non-cash adjustments	3,321	7,252	2,930
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(7,612)	(4,186)	28,706
Inventories	(10,101)	152	42,410
Other current assets and other assets	10,172	1,626	(8,613)
Accounts payable	2,076	12,506	(14,606)
Accrued expenses and other non-current liabilities	4,577	6,259	4,177

Net cash provided by operating activities of continuing operations	49,828	47,191	88,869
Net cash (used in) provided by operating activities of discontinued operations	(3,133)	22,178	42,250

Net cash provided by operating activities	46,695	69,369	131,119

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(109,248)	—	(4,949)
Purchases of property, plant, and equipment	(11,552)	(8,362)	(9,791)
Purchase of equity method investment	(250)	(1,250)	—
Net proceeds from sale of property and equipment	1,226	221	292
Net proceeds from sale of businesses	67,529	29,164	—

Net cash (used in) provided by investing activities of continuing operations	(52,295)	19,773	(14,448)
Net cash provided by (used in) investing activities of discontinued operations	2,089	(384)	(1,015)

Net cash (used in) provided by investing activities	(50,206)	19,389	(15,463)

Cash Flows from Financing Activities
Long-term debt payments	(74,262)	(58,967)	(182,401)
Proceeds from long-term debt	73,849	8,559	83,022
Payment of deferred financing fees	(1,570)	(164)	(2,383)
Purchase of treasury stock at market prices	(826)	(1,114)	(634)
Payment of dividends	—	—	(1,499)
Excess tax benefit from stock compensation	—	54	—
Net proceeds from issuance of common stock	34	270	47

Net cash used in financing activities	(2,775)	(51,362)	(103,848)

Effect of exchange rate changes on cash	(463)	(126)	480

Net (decrease) increase in cash and cash equivalents	(6,749)	37,270	12,288

Cash and cash equivalents at beginning of year	60,866	23,596	11,308

Cash and cash equivalents at end of year	$54,117	$60,866	$23,596

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at January 1, 2009	30,062	$301	$223,561	$356,007	$(10,825)	75	$(557)	568,487
Net loss	—	—	—	(52,025)	—	—	—	(52,025)
Foreign currency translation adjustment	—	—	—	—	7,057	—	—	7,057
Adjustment to retirement benefit liability, net of taxes of $12	—	—	—	—	17	—	—	17
Adjustment to post-retirement healthcare benefit liability, net of taxes of $174	—	—	—	—	301	—	—	301
Reclassification of unrealized loss on interest rate swap, net of tax of $719	—	—	—	—	1,220	—	—	1,220
Stock compensation expense	—	—	4,407	—	—	—	—	4,407
Net settlement of restricted stock units	222	2	(2)	—	—	76	(634)	(634)
Issuance of restricted stock	6	—	—	—	—	—	—	—
Stock options exercised	5	—	47	—	—	—	—	47
Tax effect from stock compensation	—	—	(651)	—	—	—	—	(651)

Balance at December 31, 2009	30,295	$303	$227,362	$303,982	$(2,230)	151	$(1,191)	$528,226
Net loss	—	—	—	(91,068)	—	—	—	(91,068)
Foreign currency translation adjustment	—	—	—	—	(591)	—	—	(591)
Adjustment to retirement benefit liability, net of taxes of $161	—	—	—	—	277	—	—	277
Adjustment to post-retirement healthcare benefit liability, net of taxes of $417	—	—	—	—	(722)	—	—	(722)
Reclassification of unrealized loss on interest rate swap, net of tax of $693	—	—	—	—	1,206	—	—	1,206
Stock compensation expense	—	—	4,315	—	—	—	—	4,315
Net settlement of restricted stock units	187	2	(2)	—	—	68	(1,114)	(1,114)
Issuance of restricted stock	6	—	—	—	—	—	—	—
Stock options exercised	28	—	270	—	—	—	—	270
Excess tax benefit from equity compensation	—	—	54	—	—	—	—	54

Balance at December 31, 2010	30,516	$305	$231,999	$212,914	$(2,060)	219	$(2,305)	$440,853
Net income	—	—	—	16,523	—	—	—	16,523
Foreign currency translation adjustment	—	—	—	—	(1,232)	—	—	(1,232)
Adjustment to retirement benefit liability, net of taxes of $108	—	—	—	—	(187)	—	—	(187)
Adjustment to post-retirement healthcare benefit liability, net of taxes of $74	—	—	—	—	129	—	—	129
Stock compensation expense	—	—	4,642	—	—	—	—	4,642
Net settlement of restricted stock units	177	2	(2)	—	—	62	(826)	(826)
Issuance of restricted stock	6	—	—	—	—	—	—	—
Stock options exercised	3	—	34	—	—	—	—	34

Balance at December 31, 2011	30,702	$307	$236,673	$229,437	$(3,350)	281	$(3,131)	$459,936

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

Promotional allowances

The Company promotes its branded products through cooperative advertising programs with retailers. Retailers also are offered in-store promotional allowances and rebates based on sales volume. Promotion costs (including allowances and rebates) incurred during the year are expensed during periods related to the associated revenues and recorded as a reduction to net sales.

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

	September 30,	September 30,	September 30,
	2011	2010	2009
Beginning balance	$3,504	$3,677	$3,573
Bad debt expense	1,799	1,213	2,064
Reserves from acquisitions	896	—	—
Accounts written-off and other adjustments	(1,553)	(1,367)	(2,034)
Foreign currency translation	(32)	(19)	74

Ending balance	$4,614	$3,504	$3,677

Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. The Company typically does not require collateral. Accounts receivable from the Company’s most significant customer as a percentage of consolidated accounts receivable as of December 31 was as follows:

	September 30,	September 30,
	2011	2010
The Home Depot	16.5%	20.8%

Net sales to the Company’s most significant customer as a percentage of consolidated net sales for the years ended December 31 was as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
The Home Depot	12.5%	14.0%	16.3%

Inventories

Inventories are valued at the lower of cost or market. The Company did not recognize material charges within cost of sales to adjust inventory to the lower of cost or market because inventory at cost exceeded the Company’s estimate of net realizable value less normal profit margins during the three year period ended December 31, 2011.

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

Inventory on hand is regularly reviewed and provisions for excess, obsolete, and slow-moving inventory based on historical and current sales trends are recorded. The following table summarizes activity recorded within the reserves for excess, obsolete, and slow moving inventory for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Beginning balance	$3,044	$3,395	$3,867
Excess, obsolete, and slow-moving inventory expense	378	1,046	615
Reserves from acquisitions	1,270	—	—
Scrapped inventory and other adjustments	(542)	(1,402)	(1,130)
Foreign currency translation	(4)	5	43

Ending balance	$4,146	$3,044	$3,395

Property, plant, and equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Interest is capitalized in connection with construction of qualified assets. Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. The estimated useful lives of land improvements, buildings, and building improvements are 15 to 40 years, while the estimated useful lives for machinery and equipment are 3 to 20 years. Accelerated depreciation methods are used for income tax purposes.

The table below sets forth the amount of interest capitalized and depreciation expense recognized during the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Capitalized interest	$250	$152	$660
Depreciation expense	$19,872	$18,797	$18,034

Acquisition related assets and liabilities

Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant, and equipment and intangible assets. The Company uses all available information to make these fair value determinations and, for major business acquisitions, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.

Goodwill and other intangible assets

The Company tests goodwill and other indefinite-lived intangible assets for impairment at the reporting unit level on an annual basis at October 31 or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The reporting units are at the component level, or one level below the operating segment level. Goodwill is assigned to each reporting unit as of the date the reporting unit is acquired and based upon the expected synergies of the acquisition. The impairment test consists of comparing the fair value of a reporting unit, determined using two valuation techniques, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. Goodwill impairment charges were recognized for the years ended December 31, 2010 and 2009.

The Company tests its indefinite-lived intangible assets for impairment on an annual basis as of October 31, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows on a relief-from-royalty basis, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. Impairment losses related to indefinite-lived intangible assets were recognized for the years ended December 31, 2010 and 2009.

The Company identified an intangible asset with a finite useful life that was impaired as of October 31, 2010. The intangible asset was re-valued at its fair value determined using discounted cash flows on an excess earnings basis.

The Company recognized the following intangible asset impairment charges during the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Goodwill impairment	$—	$66,589	$59,008
Indefinite-lived intangible asset impairment	—	5,100	1,090
Finite-lived intangible asset impairment	—	5,275	—

Total intangible asset impairment	$—	$76,964	$60,098

Acquired identifiable intangible assets are recorded at estimated cost. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives.

Deferred charges

Deferred charges associated with initial costs incurred to enter into new debt arrangements are included in other assets and are amortized as a part of interest expense over the terms of the associated debt agreements. In 2011 and 2009, portions of these deferred financing charges were written off as a result of entering into amended and restated credit agreements and the early payment of debt outstanding under a term loan as discussed in Note 8 of the consolidated financial statements.

Notes receivable

The Company held notes receivable from various divestitures and real estate transactions. The current portion of the notes receivable was included in other current assets and the long-term portion of the notes receivable was included in other assets. Each note receivable is evaluated for collectability each reporting period on an individual basis. Collectability is primarily evaluated on the financial condition of the debtor and whether and to what extent the debtor has complied with the terms of the underlining note agreements. No allowances for credit losses were established for the notes receivable during the years ended December 31, 2011, 2010, or 2009. Interest income was recognized on an accrual basis based upon fixed rates as defined in each note receivable agreement and classified as a reduction to interest expense on the consolidated statement of operations.

The following table sets forth the outstanding notes receivable as of December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Current portion	$215	$304
Long-term portion	838	9,355

Notes receivable	$1,053	$9,659

A note receivable from a divestiture completed in 2008 was repaid in full during 2011. As a result, the amount of notes receivable outstanding decreased significantly from December 31, 2010 to December 31, 2011.

Impairment of long-lived assets

Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. As noted above, the Company recognized an impairment charge related to intangible assets during the years ended December 31, 2010 and 2009. In addition, the Company recognized a number of impairment charges related to restructuring plans during the three year period ended December 31, 2011 as described in Note 15 of the consolidated financial statements.

Equity method investments

The Company’s equity method investments were accounted for using the equity method of accounting, under which the Company’s share of the earnings of each investee was recognized in income as earned and distributions were credited against the investment when received. The portion of the investment in excess of the Company’s applicable share of an investee’s net assets resulted in an equity-method intangible asset. The equity-method intangible asset was amortized over its estimated useful life of seven years. The Company divested of its membership interests in both equity method investments in 2011 and 2010, respectively.

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

The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Adjustments to interest expense:
Loss reclassified from accumulated other comprehensive income	$—	$1,899	$2,010
Loss from changes in the fair value of the ineffective portion of the interest rate swap	—	170	896

Total loss included in interest expense	$—	$2,069	$2,906

Adjustments to other comprehensive income:
Realized loss reclassified to interest expense, net of taxes	$—	$302	$1,264
Unrealized loss reclassified to interest expense, net of taxes	—	904	—
Unrealized loss from changes in the fair value of the effective portion of the interest rate swap, net of taxes	—	—	(44)

Gain included in other comprehensive income	$—	$1,206	$1,220

Foreign currency transactions and translation

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

	September 30,	September 30,	September 30,
	2011	2010	2009
Foreign currency loss	$232	$271	$325

Shareholders’ equity

During 2011, 2010, and 2009, the Company acquired 62,000, 68,000, and 76,000 shares of stock, respectively, as satisfaction of statutory minimum tax withholdings related to stock compensation. These reacquired shares and related cost are reflected as treasury stock in the consolidated balance sheets at December 31, 2011 and 2010.

Comprehensive income

Comprehensive income includes net income as well as other comprehensive income. The Company’s other comprehensive income consists of unrealized gains and losses on interest rate swaps and retirement liability adjustments, which are recorded net of related taxes, along with foreign currency translation adjustments.

Earnings per share

Earnings per share equals net income divided by the weighted average shares outstanding during the year. The computation of diluted earnings per share includes all dilutive common stock equivalents in the weighted average shares outstanding. A reconciliation between basic and diluted earnings per share for the years ended December 31, 2011, 2010, and 2009 is displayed in Note 17 of the consolidated financial statements.

Income taxes

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets when uncertainty exists regarding their realization.

Equity-based compensation

The Company measures the cost of equity-based compensation based on grant date fair value and recognizes the cost over the period in which the employee is required to provide service in exchange for the award. Equity-based compensation consists of grants of stock options, restricted stock, restricted stock units, and performance stock units. Equity-based compensation expense is included as a component of selling, general, and administrative expenses. The Company’s equity-based compensation plans are discussed in more detail in Note 12 of the consolidated financial statements.

Collective bargaining agreements

At December 31, 2011, the Company employed 2,221 people, of which approximately 21% were represented by unions through various collective bargaining agreements (CBAs). One CBA, representing 4% of our workforce, expired and is currently being re-negotiated. Another four CBAs, representing 13% of our workforce, will expire during 2012. Our other CBAs expire between June 30, 2013 and December 31, 2013. We historically have had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current agreements.

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

In June 2011, the FASB issued Update 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” Under the amendments included in Update 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted Update 2011-05 retrospectively in 2011 which did not have a material impact on the Company’s consolidated results from operations, financial position, or cash flows.

In September 2011, the FASB issued Update 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” Under the amendments included in Update 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, the two-step impairment test is required. The amendments are effective for fiscal years beginning after December 15, 2011 although early adoption is permitted. Although the amendments may change how goodwill is tested for impairment, the Company does not expect the adoption of Update 2011-08 will have a material impact on the timing or measurement of any goodwill impairments.

In September 2011, the FASB issued Update 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) – Disclosures about an Employer’s Participation in a Multiemployer Plan”. The amendments included in Update 2011-09 require employers to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended disclosures provide users with more detailed information about an employer’s involvement in these plans. The Company participates in various multiemployer pension plans and was required to disclose additional information about these plans in the consolidated financial statements for the year ended December 31, 2011, the date that the Update was effective for public entities. The additional disclosures are provided in Note 9 of the consolidated financial statements.

Reclassifications

Certain 2010 and 2009 amounts have been reclassified to conform to the 2011 presentations. The Company reclassified the effect of exchange rate changes on cash on the consolidated statement of cash flows.

2. INVENTORIES

Inventories at December 31 consisted of the following (in thousands):

	September 30,	September 30,
	2011	2010
Raw material	$43,911	$31,358
Work-in-process	12,003	4,838
Finished goods	53,356	41,652

Total inventories	$109,270	$77,848

3. PROPERTY, PLANT, AND EQUIPMENT

Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	September 30,	September 30,
	2011	2010
Land and land improvements	$15,801	$15,239
Building and improvements	68,402	65,156
Machinery and equipment	193,355	178,427
Construction in progress	7,010	3,122

Property, plant, and equipment, gross	284,568	261,944
Less: accumulated depreciation	(132,594)	(116,161)

Property, plant, and equipment, net	$151,974	$145,783

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

On June 3, 2011, the Company acquired all of the outstanding stock of Pacific Award Metals, Inc. (Award Metals). Award Metals operates six facilities in Arizona, California, Colorado, and Washington and is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialized clips and connectors for concrete forms used in the new construction and repair and remodel markets. The acquisition of Award Metals expands the breadth of the Company’s product offerings and allows the Company access to new customers. The results of Award Metals have been included in the Company’s consolidated financial results since the date of acquisition. The fair value of the aggregate purchase consideration for the acquisition of Award Metals was $13,369,000, net of a working capital adjustment. A portion of the purchase consideration is payable in November 2012. The Company recorded a payable of $1,826,000 as of December 31, 2011 to reflect this obligation. The acquisitions of D. S. Brown and Award Metals were not considered significant to the Company’s results of operations.

The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $50,526,000, of which $5,241,000 is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the building products markets.

The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

	September 30,	September 30,
	D.S. Brown	Award Metals
Working capital	$16,735	$4,177
Property, plant, and equipment	14,481	2,794
Intangible assets	33,300	2,101
Other assets	230	75
Other liabilities	(13,301)	(106)
Goodwill	46,198	4,328

Fair value of purchase consideration	$97,643	$13,369

The acquired intangible assets consisted of the following for the two acquisitions completed during the year ended December 31, 2011 (in thousands):

	September 30,	September 30,
		Estimated
	Fair Value	Useful Life
Unpatented technology and patents	$16,560	15 Years
Trademarks	11,470	Indefinite
Customer relationships	5,970	16 Years
Backlog	1,200	1.5 Years
Non-compete agreements	201	4 Years

Total	$35,401

The acquisitions of D.S. Brown and Award Metals were financed through cash on hand and debt available under the Company’s revolving credit facility. The Company incurred certain acquisition-related costs, primarily composed of legal and consulting fees of $986,000 for the year ended December 31, 2011. All acquisition-related costs were recognized as a component of selling, general, and administrative expenses on the consolidated statement of operations. The Company also recognized additional cost of sales of $2,467,000 for the year ended December 31, 2011 related to the recognition of inventory at fair value when allocating the purchase price of the acquisitions.

5. GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	September 30,	September 30,
	2011	2010
Balance as of the beginning of the year	$298,346	$365,653
Acquired goodwill	50,526	—
Impairment	—	(66,589)
Foreign currency translation	(546)	(718)

Balance as of the end of the year	$348,326	$298,346

Goodwill is recognized net of accumulated impairment losses of $125,597,000 as of December 31, 2011 and 2010, respectively.

The Company performed its annual goodwill impairment test as of October 31, 2011, 2010, and 2009. Additionally, the Company performed interim impairment tests as of March 31, 2009 and June 30, 2009. As a result, the Company recognized goodwill impairment charges during the years ended December 31, 2010 and 2009.

As of the October 31, 2011 impairment test, the Company identified eleven reporting units in total, of which ten have goodwill. The Company added two reporting units from acquisitions completed during 2011 and reduced the number of reporting units by one as a result of a divestiture.

Step one of the goodwill impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill. The fair value of each reporting unit was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital (WACC). The WACC is calculated based upon the capital structure of nine market participants in the Company’s peer group. The following table summarizes the WACC used during the goodwill impairment tests performed during 2011 and 2010:

Date of Impairment Test	WACC
October 31, 2011	10.8% to 12.5%
October 31, 2010	12.0% to 12.9%

Other assumptions used to calculate a fair value for each reporting unit include projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and nine market participants in a peer group. A third-party forecast of housing starts was utilized to estimate revenue growth for future periods.

During our 2010 and 2009 goodwill impairment tests, we identified reporting units with carrying values in excess of fair value due to decreased revenue projections. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting units was less than their carrying values by $66,589,000 and $59,008,000 for the years ended December 31, 2010 and 2009, respectively, which have been recorded as impairment charges. No goodwill impairment charges were recorded in 2011.

Based on the 2011 goodwill impairment test, a reporting unit would have failed step one if the Company used a WACC of 13.2%, reduced earnings multiples by a factor of 1.9, or reduced the compounded annual revenue growth rate by 140 basis points.

The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock does not increase, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums, or other variables.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Useful Life
Indefinite-lived intangible assets:
Trademarks	$46,760	$—	$35,403	$—	Indefinite
Finite-lived intangible assets:
Trademarks	1,968	921	1,968	760	2 to 15 Years
Unpatented technology	22,117	3,577	5,557	2,239	5 to 20 Years
Customer relationships	48,276	20,512	42,469	16,832	5 to 16 Years
Non-compete agreements	2,857	2,303	2,656	1,921	5 to 10 Years
Backlog	1,200	600	—	—	1 to 2 Years

	76,418	27,913	52,650	21,752

Total acquired intangible assets	$123,178	$27,913	$88,053	$21,752

The Company recognized impairment charges related to the trademark and customer relationship intangible assets for the years ended December 31, 2010 and 2009. The impairment charges related to the trademarks were recognized as a result of the Company’s impairment test of indefinite-lived intangibles. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method. The impairment charge related to the customer relationship asset was recognized as a result of the estimated future undiscounted cash flows of the asset being less than its carrying value. The fair value of the impaired customer relationship was determined using an income approach consisting of the excess earnings method. In addition, the Company recognized amortization expense related to the acquired intangible assets.

The following table summarizes the impairment charges and acquired intangibles amortization expense for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Impairment charges	$—	$10,375	$1,090
Amortization expense	$6,309	$5,167	$5,187

Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

September 30,
2012	$6,591
2013	$5,691
2014	$4,770
2015	$4,635
2016	$4,300

6. EQUITY METHOD INVESTMENTS

On May 24, 2010, the Company entered into a membership interest purchase agreement to acquire a 10% membership interest in Structural Soft, LLC (Structural Soft) for $1,500,000. Structural Soft is a developer of software used in the design of residential construction projects. The investment was accounted for using the equity method of accounting, under which the Company’s share of the earnings of the investee was recognized in income as earned and distributions were credited against the investment when received. The Company’s proportionate share in the net assets of Structural Soft and an equity-method intangible asset aggregated $1,345,000 at December 31, 2010. The Company’s investment exceeded its applicable share of Structural Soft’s net assets at the date the membership interest was purchased and resulted in an equity-method intangible asset. The Company sold the membership interest in the Structural Soft on March 10, 2011 as a part of the transaction to sell the stock of the United Steel Products business as disclosed in Note 14.

The Company sold a 31% partnership interest in a steel pickling joint venture with Samuel Manu-Tech, Inc. on February 1, 2010 as a part of the transaction to sell the majority of the assets of the Processed Metal Products business as disclosed in Note 14.

7. ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following (in thousands):

	September 30,	September 30,
	2011	2010
Compensation	$26,459	$12,981
Customer rebates	9,102	7,209
Insurance	8,740	8,497
Other	16,386	8,098

Total accrued expenses	$60,687	$36,785

8. DEBT

Long-term debt at December 31 consists of the following (in thousands):

	September 30,	September 30,
	2011	2010
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,677 and $2,027 in 2011 and 2010	$202,323	$201,973
Other debt	4,840	5,224

Total debt	207,163	207,197
Less current maturities	417	408

Total long-term debt	$206,746	$206,789

On October 11, 2011, the Company entered into the Fourth Amended and Restated Credit Agreement with a syndicate of ten banks (the Senior Credit Agreement). The Senior Credit Agreement amended and restated the Third Amended and Restated Credit Agreement dated July 24, 2009 (the 2009 Senior Credit Agreement) to extend the term, reduce the cost of borrowings, and improve the borrowing capacity under this revolving credit facility.

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement is also guaranteed by each of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million and (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Company can request additional financing from the banks to increase the revolving credit facility to $250 million under the terms of the Senior Credit Agreement.

The terms of the Senior Credit Agreement provide that the revolving credit facility will terminate on the earlier of October 10, 2016 or six months prior to the maturity date of the Company’s 8% Notes, which are due December 1, 2015. All revolving credit borrowings must be repaid on or before the maturity date. Interest rates on the revolving credit facility continue to be based on the London Interbank Offering Rate (LIBOR) plus an additional margin of 2.0% to 2.5%. In addition, the revolving credit facility is subject to an annual commitment fee calculated as 0.375% of the daily average undrawn balance.

Standby letters of credit of $14,252,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company at December 31, 2011. These letters of credit reduce the amount otherwise available under the revolving credit facility. At December 31, 2011, the Company had $115,591,000 of availability under the revolving credit facility.

The 2009 Senior Credit Agreement also provided for a term loan originally aggregating $58,730,000. Borrowings under the term loan bore interest at LIBOR, with a LIBOR floor of 1.50%, plus 3.75%. The Company was required to repay $575,000 on the term loan each quarter until the remaining balance came due in 2012. On October 30, 2009, the Company paid off its term loan balance with funds available under the revolving credit facility. The Company entered into an interest rate swap that expired December 22, 2010 to fix a portion of the variable-rate debt outstanding under this term loan. See Note 1 for more information regarding the interest rate swap.

As a result of the modifications of terms of the revolving credit facility and the early payment of the term loan, the Company incurred charges of $313,000 and $1,424,000 to write off deferred financing costs during the years ended December 31, 2011 and 2009, respectively.

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of December 31, 2011, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.

On December 8, 2005, the Company issued $204,000,000 of Senior Subordinated 8% Notes (8% Notes), due December 1, 2015, at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness liens, distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends in excess of $10,000,000 in a fiscal year, and other restricted payments. The 8% Notes are redeemable at the option of the Company, in whole or in part, at the redemption price, which declined to 103% on December 1, 2011 and will decline to 101% and 100% on and after December 1, 2012 and 2013, respectively. In the event of a Change of Control, each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The aggregate maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

September 30,
2012	$417
2013	$417
2014	$405
2015	$202,724
2016	$400
Thereafter	$2,800

Total cash paid for interest in the years ended December 31 was (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash paid for interest	$17,787	$19,372	$25,582

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

The following table presents the changes in the plan’s projected benefit obligation, fair value of plan assets, and funded status for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Projected benefit obligation at January 1	$2,730	$3,131	$2,989
Service cost	41	80	111
Interest cost	141	171	175
Prior service cost	—	—	125
Actuarial losses (gains)	93	(328)	(87)
Benefits paid	(352)	(324)	(182)

Projected benefit obligation at December 31	2,653	2,730	3,131
Fair value of plan assets	—	—	—

Under funded status	(2,653)	(2,730)	(3,131)
Unamortized prior service cost	67	82	192
Unrecognized actuarial gain	(180)	(490)	(162)

Net amount recognized	$(2,766)	$(3,138)	$(3,101)

Amounts recognized in the consolidated financial statements consisted of (in thousands):

Accrued pension liability	$(2,653)	$(2,730)	$(3,131)
Pre-tax accumulated other comprehensive (income) loss – retirement benefit liability adjustment	(113)	(408)	30

Net amount recognized	$(2,766)	$(3,138)	$(3,101)

The plan’s accumulated benefit obligation equaled the projected benefit obligation as of December 31, 2011, 2010, and 2009. The measurement date used to determine pension benefit measures was December 31.

Components of net periodic pension cost for the years ended December 31 were as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Service cost	$41	$80	$111
Interest cost	141	171	175
Amortization of unrecognized prior service cost	15	110	67
Gain amortization	(218)	—	—

Net periodic pension (income) cost	$(21)	$361	$353

Assumptions used to calculate the benefit obligation:
Discount rate	4.50%	5.50%	5.75%

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

September 30,
2012	$435
2013	$402
2014	$395
2015	$395
2016	$372
Years 2017 - 2021	$1,152

All U.S. subsidiaries participate in the Company’s 401(k) Plan. In addition, the Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a)	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b)	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c)	If the Company chooses to stop participating in some of the multiemployer plans, the Company may be required to pay those plans an amount based the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans for the year ended December 31, 2011 is outlined in the table below. The “EIN/ Pension Plan Number” column provides the Employee Identification Number (EIN) and three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2011 and 2010 is for the plan’s year ended December 31, 2010 and 2009, respectively. The zone status is based on information that the Company received from the plans and is certified by the plans’ actuaries. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.

	EIN/ Pension	PPA Zone Status		Surcharge
Pension Fund	Plan Number	2010	2009	Imposed
National Integrated Group Pension Plan	22-6190618-001	Red	Red	Yes
Sheet Metal Workers’ National Pension Plan	52-6112463-001	Red	Red	Yes
Sheet Metal Workers’ Pension Plan of Northern California	51-6115939-001	Red	Green	No
Western Metal Industry Pension Fund	91-6033499-001	Red	Red	Yes

Each fund’s collective bargaining agreement expires or expired February 19, 2012, April 30, 2012, March 31, 2011, and March 31, 2012, respectively. The Company is currently renegotiating the expired collective bargaining agreements. All of the funds have rehabilitation plans in place except the Sheet Metal Workers’ Pension Plan of Northern California which has a pending rehabilitation plan. Each plan with a rehabilitation plan requires minimum contributions from the Company. Given the status of these plans, it is reasonably possible that future contributions to the plans will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2011.

The Company did not contribute more than 5% of any fund’s total contributions in any of the three years in the period ended December 31, 2011. The table below sets forth the contributions made by the Company to each multiemployer plan for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
Pension Fund	2011	2010	2009
National Integrated Group Pension Plan	$186	$197	$187
Sheet Metal Workers’ National Pension Plan	50	41	38
Sheet Metal Workers’ Pension Plan of Northern California	63	154	118
Western Metal Industry Pension Fund	8	9	7

	$307	$401	$350

At the date the financial statements were issued, Forms 5500 were not available for plan years ended December 31, 2011.

Total expense for all retirement plans for the years ended December 31 was (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Total retirement plan expense	$2,610	$1,246	$1,567

10. OTHER POSTRETIREMENT BENEFITS

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

The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Projected benefit obligation at January 1	$5,201	$4,115	$4,446
Service cost	13	13	65
Interest cost	278	226	269
Plan amendments and curtailments	—	(167)	(857)
Actuarial (gain) loss	(80)	1,308	432
Benefits paid	(292)	(294)	(240)

Projected benefit obligation at December 31	5,120	5,201	4,115
Fair value of plan assets	—	—	—

Under funded status	(5,120)	(5,201)	(4,115)
Unamortized prior service cost	(1)	(2)	(17)
Unrecognized actuarial loss	1,541	1,745	621

Net amount recognized	$(3,580)	$(3,458)	$(3,511)

	September 30,	September 30,	September 30,
	2011	2010	2009
Amounts recognized in the consolidated financial statements consisted of (in thousands):

Accrued postretirement benefit liability	$(5,120)	$(5,201)	$(4,115)
Pre-tax accumulated other comprehensive loss – unamortized post-retirement healthcare costs	1,540	1,743	604

Net amount recognized	$(3,580)	$(3,458)	$(3,511)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 were as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Service cost	$13	$13	$65
Interest cost	278	226	269
Amortization of unrecognized prior service cost	(1)	(5)	(18)
Loss amortization	125	17	84
Curtailment benefit	—	(9)	(17)

Net periodic benefit cost	$415	$242	$383

Assumptions used to calculate the benefit obligation:
Discount rate	4.5%	5.5%	5.8%
Annual rate of increase in the per capita cost of:
Medical costs before age 65 [1]	10.0%	11.0%	8.3%
Medical costs after age 65 [1]	8.0%	9.0%	7.0%
Prescription drug costs [1]	9.0%	10.0%	9.5%

[1]	It was assumed that these rates would gradually decline to 5% by 2018.

The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated postretirement benefit obligation at December 31, 2011 by approximately $607,000 and $553,000, respectively, and increase or decrease the annual service and interest costs by approximately $37,000 and $33,000, respectively.

The measurement date used to determine postretirement benefit obligation measures was December 31.

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

September 30,
2012	$304
2013	$321
2014	$328
2015	$325
2016	$317
Years 2017 - 2021	$1,644

The Patient Protection and Affordable Care Act (PPACA) was signed into law on March 23, 2010. On March 30, 2010, the Health Care and Education Reconciliation Act of 2010, which amends certain aspects of the PPACA was signed into law. The new laws have a financial impact on the Company’s postretirement health care plan. The effects of health care reform have been properly reflected in the accumulated postretirement benefit obligation as of December 31, 2011 and 2010 and the related net periodic postretirement benefit cost charged to expense for the years then ended.

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The cumulative balance of each component of accumulated other comprehensive (loss) income is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Foreign Currency Translation Adjustment	Retirement Benefit Liability Adjustment	Unamortized Post- Retirement Health Care Costs	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2009	$(623)	$(19)	$(382)	$(1,206)	$(2,230)
Current period change	(591)	277	(722)	1,206	170

Balance as of December 31, 2010	$(1,214)	$258	$(1,104)	$—	$(2,060)
Current period change	(1,232)	(187)	129	—	(1,290)

Balance as of December 31, 2011	$(2,446)	$71	$(975)	$—	$(3,350)

12. EQUITY-BASED COMPENSATION

Equity-based payments to employees and directors, including grants of stock options, restricted stock units, and restricted stock, are recognized in the statements of operations based on the grant-date fair value of the award. The Company uses the straight-line method of attributing the value of stock-based compensation expense over the vesting periods. Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, executives, and key employees with a vesting period that typically equals four years with graded vesting.

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

The following table provides the number of restricted stock units (that will convert to shares upon vesting), shares of restricted stock, and non-qualified stock options that were issued during the years ended December 31 along with the weighted-average grant-date fair value of each award:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	315,834	$11.05	169,867	$16.80	287,153	$11.89
Restricted shares	6,000	$13.63	6,000	$12.74	6,000	$7.92
Non-qualified stock options	239,000	$5.19	131,000	$4.62	146,850	$7.88

At December 31, 2011, 832,000 shares were available for issuance under the Plan as incentive stock options or other stock awards.

The Company also has stock options and restricted stock outstanding under plans that were terminated prior to the 2005 Equity Incentive Plan. The termination of those plans did not modify, amend, or otherwise affect the terms of any outstanding awards on the date of termination. The Company recognized the following compensation expense in connection with awards that vested under the Plan and previously terminated plans along with the related tax benefits recognized during the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Expense recognized under terminated plans	$47	$47	$47
Expense recognized under the Plan	4,595	4,268	4,360

Total stock compensation expense	$4,642	$4,315	$4,407

Tax benefits recognized related to stock compensation expense	$1,764	$1,640	$1,675

On March 24, 2011, the Company’s Chairman and Chief Executive Officer surrendered a portion of his 2010 restricted stock unit grant. The unamortized portion of compensation expense related to these awards, totaling $885,000, was accelerated and recognized as stock compensation expense for the year ended December 31, 2011.

The fair value of the restricted shares and restricted stock units issued during the three years ended December 31, 2011 was based on the grant-date market price. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. Expected stock volatility was based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options. The following table provides the weighted average assumptions used to value stock options issued during the years ended December 31:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Year of Grant	Fair Value	Expected Life (in years)	Expected Stock Volatility	Risk-free Interest Rate	Annual Forfeiture Rate	Expected Dividend Yield
2011	$5.19	5.80	58.3%	1.1%	18.0%	0.0%
2010	$4.62	5.70	55.9%	1.7%	18.0%	0.0%
2009	$7.88	5.20	67.6%	2.3%	8.2%	0.1%

In September 2009, the Company awarded 905,000 performance stock units. As of December 31, 2011, 868,000 of the originally awarded performance stock units remained outstanding after forfeitures and re-issuances. The final number of performance stock units earned was determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ended December 31, 2009, 2010, and 2011. The performance stock units earned were converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and was paid in January 2012. During the three performance periods, participants earned between 0% and 200% of target, aggregating 684,299 performance stock units compared to the target of 868,000 awards.

The cost of performance stock awards was accrued over the vesting period which ended December 31, 2011. The following table summarizes the compensation expense recognized from the change in fair value and vesting of performance stock units awarded for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Performance stock unit compensation expense	$4,409	$2,310	$1,601

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

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the years ended December 31, 2011, 2010, and 2009, respectively, 164,589, 153,383, and 130,437 restricted stock units that will convert to cash upon vesting were credited to participant accounts. At December 31, 2011 and 2010, the value of the restricted stock units in the MSPP was $11.15 and $11.03 per unit, respectively. At December 31, 2011 and 2010, 533,548 and 457,343 restricted stock units were credited to participant accounts including 65,374 and 84,635, respectively, of unvested restricted stock units.

The performance stock unit plan and the MSPP are share-based liabilities settled in cash. The following table sets forth the cash paid to settle these liability awards for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Share-based liabilities paid	$577	$353	$180

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$8.90 – $8.90	106,875	8.70	$8.90	24,750	$8.90
$9.74 – $9.74	236,500	9.70	$9.74	—	$—
$11.89 – $18.78	213,025	6.70	$15.35	159,980	$15.92
$20.52 – $23.78	214,099	5.38	$22.56	192,849	$22.61

	770,499			377,579

The weighted average remaining life of options exercisable at December 31, 2011 is 6.0 years. The intrinsic value of options exercisable at December 31, 2011 was $184,000.

The following table summarizes information about stock option transactions:

	September 30,	September 30,	September 30,	September 30,
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2009	598,407	$19.01
Granted	146,850	13.56
Exercised	(5,025)	9.38
Forfeited	(109,343)	18.93

Balance at December 31, 2009	630,889	$17.88
Granted	131,000	8.90
Exercised	(28,586)	9.46
Forfeited	(103,522)	14.25

Balance at December 31, 2010	629,781	$17.02
Granted	239,000	9.74
Exercised	(3,375)	9.97
Forfeited	(94,907)	17.89

Balance at December 31, 2011	770,499	$14.74	7.23	$1,165,000

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $13.96 per share market price of the Company’s common stock as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table sets forth the aggregate intrinsic value of options exercised and aggregate fair value of restricted stock units and restricted shares that vested during the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Aggregate intrinsic value of options exercised	$13	$128	$32
Aggregate fair value of vested restricted stock units	$2,356	$3,040	$1,930
Aggregate fair value of vested restricted shares	$155	$150	$48

The following table summarizes information about non-vested restricted stock units (that will convert to shares upon vesting) and restricted shares:

	September 30,	September 30,	September 30,	September 30,
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2011	542,533	$16.53	12,000	$15.52
Granted	315,834	11.05	6,000	13.63
Vested	(177,090)	14.61	(12,000)	14.58
Forfeited	(52,686)	16.80	—	—

Balance at December 31, 2011	628,591	$14.29	6,000	$15.52

As of December 31, 2011, there was $4,691,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted stock units. That cost is expected to be recognized over a weighted average period of 3.0 years.

13. FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, sets out a framework for measuring fair value, and requires certain disclosures about fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability. Fair value is defined based upon an exit price model.

The Company adopted the provision of FASB ASC Topic 820 as of January 1, 2009 for all nonfinancial assets and liabilities. Nonfinancial assets and nonfinancial liabilities for which the provisions of Topic 820 were applied include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

FASB ASC Topic 820 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As disclosed in Note 1 of the consolidated financial statements, an interest rate swap expired in 2010 and the Company did not hold any other derivatives as of December 31, 2011. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2011.

As described in Note 4 of the consolidated financial statements, the Company completed two acquisitions during the year ended December 31, 2011. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to allocate fair values to inventory; property, plant, and equipment; and intangible assets included the cost approach, market approach, relief-from-royalty income approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment, forecasted net sales and incomes, and royalty rates.

The Company applied fair value principles during the goodwill impairment tests performed during 2011, 2010, and 2009. Step one of the goodwill impairment test consisted of determining a fair value for each of the Company’s reporting units. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 or Level 2 inputs that are observable in active markets. Therefore, the Company used two valuation models to estimate the fair values of its reporting units, using Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, terminal value, WACC, and earnings multiples. As a result of the goodwill impairment tests performed during 2010 and 2009, the Company recognized goodwill impairment charges. The fair value measurements estimated under step one and step two analyses included unobservable inputs defined above that are classified as Level 3 inputs. See Note 5 of the consolidated financial statements for the results of the Company’s goodwill impairment tests.

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

The Company also recognized the impairment of certain property, plant, and equipment during the years ended December 31, 2011 and 2010. The impairment charges were calculated by determining the fair value of the property, plant, and equipment using unobservable inputs including market data for transactions involving similar assets. These inputs are classified as Level 3 inputs. See Note 15 of the consolidated financial statements for more disclosure regarding the impairment of certain property, plant, and equipment.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At December 31, 2011, the fair value of outstanding debt was $239,949,000 compared to its carrying value of $207,163,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices.

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

On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products business. The assets were sold for $29,164,000 including a working capital adjustment. This transaction finalized the Company’s exit from the steel processing business and established the Company solely as a manufacturer and distributor of products for building and industrial markets. The Company incurred a pre-tax loss of $30,225,000 from the transaction. The Company did not sell certain real estate held by the Processed Metal Products business and the receivables generated from the operation of the business prior to its sale. Subsequent to February 1, 2010, the Company sold the real estate and collected these receivables net of uncollectible amounts. The transactions to dispose of the remaining assets of this business were completed during the year ended December 31, 2011 which resulted in the recognition of additional gains and losses classified in discontinued operations.

In October 2008, the Company sold the stock of its SCM Metal Products subsidiaries (SCM), a copper powdered metal business. The purchase price was payable by delivery of a promissory note in the principal amount of $8,500,000 and cash. Interest was payable on the promissory note quarterly at interest rates that increase over time from 8% to 12% per annum. During 2011, the principal portion of the promissory note was repaid in full along with all interest due under the terms of the note. During 2009, the Company recorded a $376,000 gain as a result of purchase price adjustments related to the sale of SCM.

During 2007, the Company committed to a plan to dispose of the assets of its bath cabinet manufacturing. Certain assets of this business were not disposed of until 2010. Accordingly, the Company incurred costs related to these assets during the years ended December 31, 2010 and 2009.

The results of operations and financial position of USP, the Processed Metal Products, SCM, and the bath cabinet manufacturing businesses have been classified as discontinued operations in the consolidated financial statements for all periods presented. The Company allocates interest to its discontinued operations in accordance with FASB ASC Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations.” Interest was allocated based on the amount of net assets held by the discontinued operation in comparison to consolidated net assets.

Components of the income (loss) from discontinued operations before taxes, including the interest allocated to discontinued operations, for the years ended December 31 were as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Net sales	$9,057	$64,189	$195,142
Operating expenses	(8,977)	(59,435)	(211,217)
Gain (loss) on sale of business	14,022	(30,225)	376
Interest expense allocation	(262)	(1,654)	(4,482)

Income (loss) from discontinued operations before taxes	$13,840	$(27,125)	$(20,181)

For certain divestiture transactions, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. Management does not believe that the outcome of these claims, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operation.

15. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of facilities and product lines. The Company consolidated three, six, and six facilities during 2011, 2010, and 2009, respectively, in this effort. In addition, the Company approved a plan to consolidate two additional facilities during 2012.

During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. As of December 31, 2011, the Company expects to incur approximately $2,200,000 of additional exit activity costs related to moving and severance costs related to facilities to be closed during 2012. Other than those facilities, the Company has not specifically identified any other facilities to close or consolidate and, therefore, does not expect to incur any material exit activity costs for future restructuring activities. However, if future opportunities for cost savings are identified, other facility consolidations and closings will be considered.

The Company incurred asset impairment charges related to the restructuring activities noted above. The fair values of the impaired assets were determined using a market approach relying upon significant assumptions primarily associated with sales data of assets having similar utility. The following table sets forth the asset impairment charges incurred during the years ended December 31 related to the restructuring activities described above (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Asset impairment charges related to restructuring activities	$1,642	$4,299	$—

The following table provides a summary of where the exit activity costs and asset impairments are recorded in the consolidated statements of operations for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Cost of sales	$3,916	$6,361	$1,705
Selling, general, and administrative expense	581	724	880

Total exit activity and costs and asset impairments	$4,497	$7,085	$2,585

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	September 30,	September 30,
	2011	2010
Balance as of January 1	$2,069	$1,781
Exit activity costs recognized	2,855	2,786
Cash payments	(2,609)	(2,498)

Balance as of December 31	$2,315	$2,069

16. INCOME TAXES

The components of income (loss) before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Domestic	$13,403	$(93,285)	$(57,120)
Foreign	3,482	1,006	(1,063)

Income (loss) before taxes from continuing operations	$16,885	$(92,279)	$(58,183)

The provision for (benefit of) income taxes from continuing operations for the years ended December 31 consisted of the following (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Current:
U.S. Federal	$139	$(7,171)	$(3,264)
State	920	285	591
Foreign	1,582	376	36

Total current	2,641	(6,510)	(2,637)
Deferred:
U.S. Federal	4,998	(10,631)	(10,224)
State	783	482	(5,373)
Foreign	(753)	(264)	(377)

Total deferred	5,028	(10,413)	(15,974)

Provision for (benefit of) income taxes	$7,669	$(16,923)	$(18,611)

The provision for (benefit of) income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Current:
U.S. Federal	$5,643	$(542)	$(6,787)
State	622	61	(34)
Foreign	67	254	(140)

Total current	6,332	(227)	(6,961)
Deferred:
U.S. Federal	166	(10,192)	(68)
State	35	(972)	(671)
Foreign	—	(22)	(28)

Total deferred	201	(11,186)	(767)

Provision for (benefit of) income taxes	$6,533	$(11,413)	$(7,728)

The provision for (benefit of) income taxes from continuing operations differs from the federal statutory rate of 35% for the years December 31 due to the following (in thousands):

	2011		2010		2009
Statutory rate	$5,910	35.0%	$(32,298)	35.0%	$(20,364)	35.0%
Non-deductible expenses	1,443	8.5%	984	-1.1%	589	-1.0%
State taxes, less federal effect	1,107	6.6%	499	-0.5%	(3,108)	5.3%
Intangible asset impairment	—	0.0%	14,560	-15.8%	4,081	-7.0%
Foreign rate differential	(344)	-2.0%	(68)	0.1%	30	-0.1%
Uncertain tax positions	(228)	-1.4%	305	-0.3%	107	-0.2%
Other	(219)	-1.3%	(905)	0.9%	54	0.0%

	$7,669	45.4%	$(16,923)	18.3%	$(18,611)	32.0%

Deferred tax liabilities (assets) at December 31 consist of the following (in thousands):

	September 30,	September 30,
	2011	2010
Depreciation	$22,782	$19,705
Goodwill	21,686	15,070
Intangible assets	24,111	13,921
Other	2,046	420

Gross deferred tax liabilities	70,625	49,116

Equity compensation	(8,526)	(8,456)
Other	(16,315)	(12,578)

Gross deferred tax assets	(24,841)	(21,034)
Valuation allowances	2,613	2,829

Deferred tax assets, net of valuation allowances	(22,228)	(18,205)

Net deferred tax liabilities	$48,397	$30,911

Net current deferred tax assets of $7,404,000 and $6,208,000 are included in other current assets in the consolidated balance sheet at December 31, 2011 and 2010, respectively.

Deferred taxes include net deferred tax assets relating to certain state and foreign tax jurisdictions. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required if it is more likely than not that such assets will not be realized. During 2010, the Company recorded an additional valuation allowance of $2,400,000 due to the uncertainty of its ability to utilize the deferred tax assets related to one state. The deferred tax assets in that state primarily relate to state net operating losses and intangible assets. The following sets forth a reconciliation of the beginning and ending amount of the Company’s valuation allowance (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance as of January 1	$2,829	$1,779	$2,614
Cost charged to the tax provision	—	1,050	157
Write-offs	(216)	—	(992)

Balance as of December 31	$2,613	$2,829	$1,779

The Company received refunds for income taxes, net of tax payments, of the following amounts for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Refunds received for income taxes, net	$2,000	$6,085	$3,516

Provision has not been made for U.S. taxes on $28,800,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. As of December 31, 2011, the Company’s foreign operations held $19,426,000 of cash that provides foreign operations with liquidity to reinvest in working capital and capital expenditures for their operations. Any excess earnings could be used to grow the Company’s foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	September 30,	September 30,
	2011	2010
Balance as of January 1	$2,160	$2,165
Additions for acquisitions	557	—
Additions for tax positions of the current year	218	239
Additions for tax positions of prior years	34	138
Reductions for tax positions of prior years for:
Settlements and changes in judgment	(186)	(372)
Lapses of applicable statute of limitations	(296)	(10)

Balance as of December 31	$2,487	$2,160

The Company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to six years. Currently, the Company does not have any returns under examination in U.S. state jurisdictions.

During 2011, the Internal Revenue Service concluded their examination of the Company’s income tax return for 2010 with no adjustments.

All unrecognized tax benefits would affect the effective tax rate, if recognized as of December 31, 2011 and 2010. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest (net of federal tax benefit) and penalties recognized during the years ended December 31 were (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Interest and penalties recognized as expense	$10	$115	$171

At December 31, 2011, the Company had net operating loss carry forwards for federal, state, and foreign income tax purposes totaling $48,113,000 which will expire between 2012 and 2031. The Company recognized $3,321,000 of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances.

17. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, include shares issuable under the equity compensation plans described in Note 12 of the consolidated financial statements. The weighted average number of shares and conversions utilized in the calculation of diluted earnings per share does not include potential anti-dilutive common shares aggregating 993,000, 1,041,000, and 1,222,000 at December 31, 2011, 2010, and 2009, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock awards assumed to have vested.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Numerator:
Income (loss) from continuing operations	$9,216	$(75,356)	$(39,572)
Income (loss) from discontinued operations	7,307	(15,712)	(12,453)

Net income (loss) available to common shareholders	$16,523	$(91,068)	$(52,025)

Denominator for basic earnings per share:
Weighted average shares outstanding	30,507	30,303	30,135

Denominator for diluted earnings per share:
Common stock options and restricted stock	143	—	—

Weighted average shares and conversions	30,650	30,303	30,135

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

18. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under operating leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced. Certain lease agreements include escalating rent payments over the lease terms. The Company expenses rent on a straight-line basis over the lease term which commences on the date the Company has the right to control the property. Rent expense under operating leases for the years ended December 31 aggregated (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Rent expense	$10,675	$10,299	$11,609

Future minimum lease payments under these non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

September 30,
2012	$9,633
2013	$8,152
2014	$5,910
2015	$3,263
2016	$2,586
Thereafter	$3,842

The Company offers various product warranties to its customers concerning the quality of its products and services. Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a significant warranty accrual at December 31, 2011 and 2010 was not required.

The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operations.

19. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Gerald S. Lippes is a partner in a law firm that provides legal services to the Company. At December 31, 2011 and 2010, the Company had $277,000 and $266,000 recorded in accounts payable for amounts due to this law firm, respectively. For the years ended December 31, the Company incurred the following costs for legal services from this firm, including services provided in connection with the sale of businesses and recognized as a component of discontinued operations as well as deferred debt issuance costs (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Selling, general, and administrative expense	$1,538	$788	$945
Discontinued operations	183	154	—
Capitalized as deferred financing costs	66	—	113

Total related-party legal costs	$1,787	$942	$1,058

Costs incurred from this law firm increased significantly for 2011 as a result of additional legal services provided for the acquisitions completed in 2011 and the amended Senior Credit Agreement.

Another member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the ten participating lenders which have committed capital under the Company’s Senior Credit Agreement. As of December 31, 2011, the Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. See Note 8 to the consolidated financial statements for the terms of the Senior Credit Agreement and the amounts outstanding on the revolving credit facility as of December 31, 2011 and 2010.

20. SEGMENT INFORMATION

The Company determined that it has one reportable segment for external reporting purposes. The Company is organized in four groups that process steel, aluminum, resins, and other materials to produce a wide variety of construction products for use in the building and industrial markets. These groups have been aggregated into one operating segment on the basis that they have similar economic and operating characteristics and because management makes operating decisions and assesses performance on a consolidated basis.

The Company conducted operations in foreign countries including Canada, England, Germany, and Poland during the three year period ended December 31, 2011. Certain information about the Company’s foreign operations is disclosed in aggregate as the “Non-Guarantor Subsidiaries” within Note 21 of the consolidated financial statements. Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 were as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Net sales:
North America	$708,917	$585,549	$590,392
Europe	57,690	51,905	48,684

Total	$766,607	$637,454	$639,076

Long-lived assets:
North America	$569,038	$531,740	$682,171
Europe	34,163	36,773	40,646

Total	$603,201	$568,513	$722,817

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$683,614	$104,077	$(21,084)	$766,607
Cost of sales	—	551,641	89,676	(19,825)	621,492

Gross profit	—	131,973	14,401	(1,259)	145,115
Selling, general, and administrative expense	75	99,090	9,792	—	108,957

(Loss) income from operations	(75)	32,883	4,609	(1,259)	36,158
Interest expense (income)	16,874	2,569	(80)	—	19,363
Other income	—	(90)	—	—	(90)

(Loss) income before taxes	(16,949)	30,404	4,689	(1,259)	16,885
(Benefit of) provision for income taxes	(6,339)	13,180	828	—	7,669

(Loss) income from continuing operations	(10,610)	17,224	3,861	(1,259)	9,216

Discontinued operations:
Income before taxes	—	13,621	219	—	13,840
Provision for income taxes	—	6,432	101	—	6,533

Income from discontinued operations	—	7,189	118	—	7,307
Equity in earnings from subsidiaries	28,392	3,979	—	(32,371)	—

Net income	$17,782	$28,392	$3,979	$(33,630)	$16,523

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$564,312	$91,721	$(18,579)	$637,454
Cost of sales	—	471,280	80,712	(18,406)	533,586

Gross profit	—	93,032	11,009	(173)	103,868
Selling, general, and administrative expense	331	90,433	8,782	—	99,546
Intangible asset impairment	—	76,964	—	—	76,964

(Loss) income from operations	(331)	(74,365)	2,227	(173)	(72,642)
Interest expense (income)	16,111	3,615	(12)	—	19,714
Other income	—	(50)	(27)	—	(77)

(Loss) income before taxes	(16,442)	(77,930)	2,266	(173)	(92,279)
(Benefit of) provision for income taxes	(6,592)	(10,642)	311	—	(16,923)

(Loss) income from continuing operations	(9,850)	(67,288)	1,955	(173)	(75,356)

Discontinued operations:
(Loss) income before taxes	—	(27,912)	787	—	(27,125)
(Benefit of) provision for income taxes	—	(11,646)	233	—	(11,413)

(Loss) income from discontinued operations	—	(16,266)	554	—	(15,712)
Equity in earnings from subsidiaries	(81,045)	2,509	—	78,536	—

Net (loss) income	$(90,895)	$(81,045)	$2,509	$78,363	$(91,068)

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$574,067	$78,902	$(13,893)	$639,076
Cost of sales	—	462,544	69,616	(12,812)	519,348

Gross profit	—	111,523	9,286	(1,081)	119,728
Selling, general, and administrative expense	(85)	87,925	8,851	—	96,691
Intangible asset impairment	—	60,098	—	—	60,098

Income (loss) from operations	85	(36,500)	435	(1,081)	(37,061)
Interest expense (income)	15,840	5,617	(24)	—	21,433
Other income	—	(296)	(15)	—	(311)

(Loss) income before taxes	(15,755)	(41,821)	474	(1,081)	(58,183)
Benefit of income taxes	(6,132)	(12,148)	(331)	—	(18,611)

(Loss) income from continuing operations	(9,623)	(29,673)	805	(1,081)	(39,572)

Discontinued operations:
Loss before taxes	—	(19,653)	(528)	—	(20,181)
Benefit of income taxes	—	(7,560)	(168)	—	(7,728)

Loss from discontinued operations	—	(12,093)	(360)	—	(12,453)
Equity in earnings from subsidiaries	(41,321)	445	—	40,876	—

Net (loss) income	$(50,944)	$(41,321)	$445	$39,795	$(52,025)

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2011

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$34,691	$19,426	$—	$54,117
Accounts receivable, net	—	77,395	13,200	—	90,595
Intercompany balances	16,762	4,811	(21,573)	—	—
Inventories	—	101,637	7,633	—	109,270
Other current assets	6,339	7,676	857	—	14,872

Total current assets	23,101	226,210	19,543	—	268,854

Property, plant, and equipment, net	—	140,343	11,631	—	151,974
Goodwill	—	320,771	27,555	—	348,326
Acquired intangibles	—	86,160	9,105	—	95,265
Other assets	2,890	4,745	1	—	7,636
Investment in subsidiaries	637,628	52,173	—	(689,801)	—

	$663,619	$830,402	$67,835	$(689,801)	$872,055

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$59,600	$7,720	$—	$67,320
Accrued expenses	1,360	55,670	3,657	—	60,687
Current maturities of long-term debt	—	417	—	—	417

Total current liabilities	1,360	115,687	11,377	—	128,424

Long-term debt	202,323	4,423	—	—	206,746
Deferred income taxes	—	52,065	3,736	—	55,801
Other non-current liabilities	—	20,599	549	—	21,148
Shareholders’ equity	459,936	637,628	52,173	(689,801)	459,936

	$663,619	$830,402	$67,835	$(689,801)	$872,055

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2010

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$46,349	$14,517	$—	$60,866
Accounts receivable, net	—	57,268	13,103	—	70,371
Intercompany balances	17,194	5,657	(22,851)	—	—
Inventories	—	71,355	6,493	—	77,848
Other current assets	6,592	12,750	887	—	20,229
Assets of discontinued operations	—	10,501	2,562	—	13,063

Total current assets	23,786	203,880	14,711	—	242,377

Property, plant, and equipment, net	—	132,355	13,428	—	145,783
Goodwill	—	270,245	28,101	—	298,346
Acquired intangibles	—	55,827	10,474	—	66,301
Other assets	3,613	13,152	1	—	16,766
Equity method investments	—	1,345	—	—	1,345
Assets of discontinued operations	—	34,503	5,469	—	39,972
Investment in subsidiaries	616,787	55,172	—	(671,959)	—

	$644,186	$766,479	$72,184	$(671,959)	$810,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$48,739	$8,036	$—	$56,775
Accrued expenses	1,360	33,053	2,372	—	36,785
Current maturities of long-term debt	—	408	—	—	408
Liabilities of discontinued operations	—	4,576	1,574	—	6,150

Total current liabilities	1,360	86,776	11,982	—	100,118

Long-term debt	201,973	4,816	—	—	206,789
Deferred income taxes	—	35,176	1,943	—	37,119
Other non-current liabilities	—	22,763	458	—	23,221
Liabilities of discontinued operations	—	161	2,629	—	2,790
Shareholders’ equity	440,853	616,787	55,172	(671,959)	440,853

	$644,186	$766,479	$72,184	$(671,959)	$810,890

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

DECEMBER 31, 2011

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities of continuing operations	$(15,876)	$56,841	$8,863	$—	$49,828
Net cash (used in) provided by operating activities of discontinued operations	—	(3,181)	48	—	(3,133)

Net cash (used in) provided by operating activities	(15,876)	53,660	8,911	—	46,695

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(109,248)	—	—	(109,248)
Purchases of property, plant, and equipment	—	(11,033)	(519)	—	(11,552)
Purchase of equity method investment	—	(250)	—	—	(250)
Net proceeds from sale of property and equipment	—	1,085	141	—	1,226
Net proceeds from sale of businesses	—	67,529	—	—	67,529

Net cash used in investing activities of continuing operations	—	(51,917)	(378)	—	(52,295)
Net cash provided by investing activities of discontinued operations	—	2,089	—	—	2,089

Net cash used in investing activities	—	(49,828)	(378)	—	(50,206)

Cash Flows from Financing Activities
Long-term debt payments	—	(74,262)	—	—	(74,262)
Proceeds from long-term debt	—	73,849	—	—	73,849
Payment of deferred financing fees	—	(1,570)	—	—	(1,570)
Purchase of treasury stock at market prices	(826)	—	—	—	(826)
Intercompany financing	16,668	(13,507)	(3,161)	—	—
Net proceeds from issuance of common stock	34	—	—	—	34

Net cash provided by (used in) financing activities	15,876	(15,490)	(3,161)	—	(2,775)

Effect of exchange rate changes on cash	—	—	(463)	—	(463)

Net (decrease) increase in cash and cash equivalents	—	(11,658)	4,909	—	(6,749)

Cash and cash equivalents at beginning of year	—	46,349	14,517	—	60,866

Cash and cash equivalents at end of period	$—	$34,691	$19,426	$—	$54,117

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

DECEMBER 31, 2010

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities of continuing operations	$(15,397)	$57,167	$5,421	$—	$47,191
Net cash provided by operating activities of discontinued operations	—	21,466	712	—	22,178

Net cash (used in) provided by operating activities	(15,397)	78,633	6,133	—	69,369

Cash Flows from Investing Activities
Net proceeds from sale of businesses	—	29,164	—	—	29,164
Net proceeds from sale of property and equipment	—	217	4	—	221
Purchase of equity method investment	—	(1,250)	—	—	(1,250)
Purchases of property, plant, and equipment	—	(7,694)	(668)	—	(8,362)

Net cash provided by (used in) investing activities of continuing operations	—	20,437	(664)	—	19,773
Net cash used in investing activities of discontinued operations	—	(384)	—	—	(384)

Net cash provided by (used in) investing activities	—	20,053	(664)	—	19,389

Cash Flows from Financing Activities
Long-term debt payments	—	(58,967)	—	—	(58,967)
Proceeds from long-term debt	—	8,559	—	—	8,559
Purchase of treasury stock at market prices	(1,114)	—	—	—	(1,114)
Payment of deferred financing fees	—	(164)	—	—	(164)
Intercompany financing	16,187	(11,870)	(4,317)	—	—
Excess tax benefit from stock compensation	54	—	—	—	54
Net proceeds from issuance of common stock	270	—	—	—	270

Net cash provided by (used in) financing activities	15,397	(62,442)	(4,317)	—	(51,362)

Effect of exchange rate changes on cash	—	—	(126)	—	(126)

Net increase in cash and cash equivalents	—	36,244	1,026	—	37,270

Cash and cash equivalents at beginning of year	—	10,105	13,491	—	23,596

Cash and cash equivalents at end of period	$—	$46,349	$14,517	$—	$60,866

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

DECEMBER 31, 2009

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities of continuing operations	$(15,384)	$96,217	$8,036	$—	$88,869
Net cash provided by operating activities of discontinued operations	—	41,430	820	—	42,250

Net cash (used in) provided by operating activities	(15,384)	137,647	8,856	—	131,119

Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(8,905)	(886)	—	(9,791)
Cash paid for acquisitions, net of cash acquired	—	(4,949)	—	—	(4,949)
Net proceeds from sale of property and equipment	—	265	27	—	292

Net cash used in investing activities of continuing operations	—	(13,589)	(859)	—	(14,448)
Net cash used in investing activities of discontinued operations	—	(1,015)	—	—	(1,015)

Net cash used in investing activities	—	(14,604)	(859)	—	(15,463)

Cash Flows from Financing Activities
Long-term debt payments	—	(182,401)	—	—	(182,401)
Proceeds from long-term debt	—	83,022	—	—	83,022
Payment of deferred financing fees	—	(2,383)	—	—	(2,383)
Payment of dividends	(1,499)	—	—	—	(1,499)
Purchase of treasury stock at market prices	(634)	—	—	—	(634)
Intercompany financing	17,470	(12,957)	(4,513)	—	—
Net proceeds from issuance of common stock	47	—	—	—	47

Net cash provided by (used in) financing activities	15,384	(114,719)	(4,513)	—	(103,848)

Effect of exchange rate changes on cash	—	—	480	—	480

Net increase in cash and cash equivalents	—	8,324	3,964	—	12,288

Cash and cash equivalents at beginning of year	—	1,781	9,527	—	11,308

Cash and cash equivalents at end of period	$—	$10,105	$13,491	$—	$23,596

GIBRALTAR INDUSTRIES, INC.

QUARTERLY UNAUDITED FINANCIAL DATA

(in thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
Net sales	$163,563	$208,807	$220,096	$174,141	$766,607
Gross profit	$30,045	$45,428	$42,963	$26,679	$145,115
Income (loss) from operations	$7,222	$17,390	$18,361	$(6,815)	$36,158
Interest expense	$4,454	$4,998	$4,869	$5,042	$19,363
Income (loss) from continuing operations	$1,441	$7,246	$7,383	$(6,854)	$9,216
Income (loss) from discontinued operations	$6,968	$559	$(469)	$249	$7,307
Net income (loss)	$8,409	$7,805	$6,914	$(6,605)	$16,523

Income (loss) per share from continuing operations:
Basic	$0.05	$0.24	$0.24	$(0.22)	$0.30
Diluted	$0.05	$0.24	$0.24	$(0.22)	$0.30

Income (loss) per share from discontinued operations:
Basic	$0.23	$0.02	$(0.01)	$0.00	$0.24
Diluted	$0.22	$0.01	$(0.01)	$0.00	$0.24

	September 30,	September 30,	September 30,	September 30,	September 30,
	2010 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
Net sales	$146,674	$176,924	$169,741	$144,115	$637,454
Gross profit	$26,457	$33,981	$27,498	$15,932	$103,868
Intangible asset impairment	$(177)	$–	$–	$77,141	$76,964
Income (loss) from operations	$2,185	$9,437	$4,236	$(88,500)	$(72,642)
Interest expense	$6,570	$4,352	$4,429	$4,363	$19,714
(Loss) income from continuing operations	$(2,392)	$2,593	$781	$(76,338)	$(75,356)
(Loss) income from discontinued operations	$(18,839)	$888	$416	$1,823	$(15,712)
Net (loss) income	$(21,231)	$3,481	$1,197	$(74,515)	$(91,068)

(Loss) income per share from continuing operations:
Basic	$(0.08)	$0.09	$0.03	$(2.52)	$(2.49)
Diluted	$(0.08)	$0.09	$0.03	$(2.52)	$(2.49)

(Loss) income per share from discontinued operations:
Basic	$(0.62)	$0.02	$0.01	$0.06	$(0.52)
Diluted	$(0.62)	$0.02	$0.01	$0.06	$(0.52)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company completed two acquisitions in 2011, which were excluded from management’s annual report on internal control over financial reporting as of December 31, 2011. The Company acquired the outstanding stock of The D.S. Brown Company and Pacific Award Metals, Inc. on April 1, 2011 and June 3, 2011, respectively. The results of these acquired businesses are included in our 2011 consolidated financial statements and collectively constituted $143.1 million and $125.7 million of total and net assets, respectively, as of December 31, 2011 and $71.4 million and $3.3 million of net sales and net income, respectively, for the year then ended.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2011 that have materially affected the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gibraltar Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The D.S. Brown Company and Pacific Award Metals, Inc., which are included in the 2011 consolidated financial statements of Gibraltar Industries, Inc. and constituted $143.1 million and $125.7 million of total and net assets, respectively, as of December 31, 2011 and $71.4 million and $3.3 million of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial report of Gibraltar Industries, Inc. also did not include an evaluation of the internal control over financial reporting of The D.S. Brown Company and Pacific Award Metals, Inc.

In our opinion, Gibraltar Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Gibraltar Industries, Inc. and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Buffalo, New York
February 24, 2012

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2011 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year.

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

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2011 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2011 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2011 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2011 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2011 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	The following financial statements are included:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009

(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010, and 2009

(iv)	Consolidated Balance Sheets as of December 31, 2011 and 2010

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

(vi)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010, and 2009

(vii)	Notes to Consolidated Financial Statements

(2)	The following Financial Statement Schedules for the years ended December 31, 2011, 2010, and 2009 are included in this Annual Report on Form 10-K:

(i)	Quarterly Unaudited Financial Data (included in notes to consolidated financial statements)

Schedules other than those listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

(3)	Exhibits: the index of exhibits to this Annual Report on Form 10-K included herein is set forth on the attached Exhibit Index beginning on page 85.

(b)	Other Information:

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.

By	/s/ Brian J. Lipke
Brian J. Lipke Chairman of the Board and Chief Executive Officer Dated : February 24, 2012

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian J. Lipke Brian J. Lipke	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 24, 2012

/s/ Henning N. Kornbrekke Henning N. Kornbrekke	President and Chief Operating Officer	February 24, 2012

/s/ Kenneth W. Smith Kenneth W. Smith	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 24, 2012

/s/ David N. Campbell David N. Campbell	Director	February 24, 2012

/s/ William J. Colombo William J. Colombo	Director	February 24, 2012

/s/ Gerald S. Lippes Gerald S. Lippes	Director	February 24, 2012

/s/ William P. Montague William P. Montague	Director	February 24, 2012

/s/ Arthur A. Russ, Jr. Arthur A. Russ, Jr.	Director	February 24, 2012

/s/ Robert E. Sadler, Jr. Robert E. Sadler, Jr.	Director	February 24, 2012

Exhibit Index

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908))

3.2	Amended and Restated By Laws of Gibraltar Industries, Inc. effective November 3, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2010)

4.1	Specimen Common Share Certificate (incorporated by reference number to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

4.2	Indenture dated as of December 8, 2005, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).

10.1*	Amended and Restated Employment Agreement dated as of August 21, 2007 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2007)

10.2*	Employment Agreement dated as of August 21, 2007 between the Registrant and Henning N. Kornbrekke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2007)

10.3*	Change in Control Agreement between the Company and Brian J. Lipke dated March 24, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2011)

10.4*	Change in Control Agreement between the Company and Henning N. Kornbrekke dated March 24, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 25, 2011)

10.5*	Change in Control Agreement between the Company and Kenneth W. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.6*	Change in Control Agreement between the Company and Timothy J. Heasley (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 24 , 2009)

10.7*	Change in Control Agreement between the Company and Paul M. Murray (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.8*	Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.9*	Gibraltar Deferred Compensation Plan Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.10*	Gibraltar Industries, Inc. Incentive Stock Option Plan, Fifth Amendment and Restatement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as amended by First Amendment to the Fifth Amendment and Restatement of the Gibraltar Steel Corporation Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2007)

Exhibit Number	Exhibit
10.11*	Gibraltar Industries, Inc. Non-Qualified Stock Option Plan, First Amendment and Restatement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-03979))

10.12*	The 2003 Gibraltar Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (333-110313)) as amended by First Amendment to 2003 Gibraltar Industries Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 25, 2006)

10.13*	Amended and Restated Gibraltar Industries, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2006), as amended by Equity Incentive Plan, dated May 18, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2009)

10.14*	Second Amendment and Restatement of the Gibraltar Industries, Inc. Management Stock Purchase Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2009), as amended by First Amendment to Second Amendment and Restatement of the Gibraltar Industries, Inc. Management Stock Purchase Plan, dated July 19, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2010)

10.15*	Gibraltar Industries, Inc. Omnibus Code Section 409A Compliance Policy, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009)

10.16*	Summary Description of Annual Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.17*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Units (Long Term Incentive) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.18*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Non-Qualified Option (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.19*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Stock Units, dated January 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2009)

10.20*	Gibraltar Industries, Inc., 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2009)

10.21*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2011)

10.22*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2012)

10.23*	Letter from Brian J. Lipke dated March 24, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 25, 2011)

Exhibit Number	Exhibit
10.24	Registration Rights Agreement, dated as of December 8, 2005, among the Company, the Guarantors and J.P. Morgan Securities Inc., McDonald Investments Inc. and Harris Nesbitt Corp., as initial purchasers of the Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2005)

10.25	Amendment No. 2 to the Third Amended and Restated Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, Key Bank National Association and the other lenders named therein, dated as of March 10, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed April 4, 2011)

10.26	Amendment No. 3 to the Third Amended and Restated Credit Agreement among Gibraltar Industries, Inc., Gibraltar Steel Corporation of New York, Key Bank National Association and the other lenders named therein, dated as of April 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed April 25, 2011)

10.27	Consent by Key Bank National Association and other lenders named in the Third Amended and Restated Credit Agreement, as amended dated June 3, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 9, 2011)

10.28	Fourth Amended and Restated Credit Agreement dated October 11, 2011 among Gibraltar Industries, Inc. and Gibraltar Steel Corporation of New York, as borrowers, the lenders parties thereto, Key Bank National Association, as administrative agent, JPMorgan Chase Bank, N.A., as co-syndication agent, Bank of America, N.A., as co-syndication agent, M&T Bank, as co-documentation agent, RBS Citizens, National Association, as co-documentation agent, and HSBC Bank USA, National Association, as co-documentation agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 13, 2011)

10.29	Stock Purchase Agreement among Gibraltar Steel Corporation of New York, MiTek Industries, Inc., and MiTek Canada, Inc. dated March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 15, 2011)

10.30	Stock Purchase Agreement among Gibraltar Industries, Inc. and the stockholders of D.S.B. Holding Corp. dated March 10, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 15, 2011)

10.31	Stock Purchase Agreement By and Between Southeastern Metals Manufacturing Company, Inc. and the stockholders of Pacific Award Metals, Inc. dated June 3, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 9, 2011)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Document is a management contract or compensatory plan or agreement.
**	Submitted electronically with this Annual Report on Form 10-K.