Form 10-Q
period 2012-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2012-05-03
CIK 912562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the number of common shares outstanding was: 30,537,177

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$192,171	$163,563
Cost of sales	156,690	133,518

Gross profit	35,481	30,045
Selling, general, and administrative expense	28,458	22,823

Income from operations	7,023	7,222
Interest expense	4,674	4,454
Other income	(31)	(23)

Income before taxes	2,380	2,791
Provision for income taxes	931	1,350

Income from continuing operations	1,449	1,441
Discontinued operations:
(Loss) income before taxes	(137)	12,946
(Benefit of) provision for income taxes	(50)	5,978

(Loss) income from discontinued operations	(87)	6,968

Net income	$1,362	$8,409

Net income per share – Basic:
Income from continuing operations	$0.05	$0.05
(Loss) income from discontinued operations	(0.01)	0.23

Net income	$0.04	$0.28

Weighted average shares outstanding – Basic	30,718	30,425

Net income per share – Diluted:
Income from continuing operations	$0.05	$0.05
(Loss) income from discontinued operations	(0.01)	0.22

Net income	$0.04	$0.27

Weighted average shares outstanding – Diluted	30,851	30,594

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$1,362	$8,409
Other comprehensive income:
Foreign currency translation adjustment	1,935	2,634
Adjustment to retirement benefit liability, net of tax	2	(31)
Adjustment to post-retirement health care liability, net of tax	16	19

Other comprehensive income	1,953	2,622

Total comprehensive income	$3,315	$11,031

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$35,327	$54,117
Accounts receivable, net of reserve of $4,529 and $4,614 in 2012 and 2011	105,783	90,595
Inventories	119,656	109,270
Other current assets	12,627	14,872

Total current assets	273,393	268,854
Property, plant, and equipment, net	150,185	151,974
Goodwill	349,136	348,326
Acquired intangibles	94,174	95,265
Other assets	7,290	7,636

	$874,178	$872,055

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$79,124	$67,320
Accrued expenses	43,624	60,687
Current maturities of long-term debt	416	417

Total current liabilities	123,164	128,424
Long-term debt	206,837	206,746
Deferred income taxes	55,914	55,801
Other non-current liabilities	24,472	21,148
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 30,879 and 30,702 shares issued in 2012 and 2011	309	307
Additional paid-in capital	238,099	236,673
Retained earnings	230,799	229,437
Accumulated other comprehensive loss	(1,397)	(3,350)
Cost of 343 and 281 common shares held in treasury in 2012 and 2011	(4,019)	(3,131)

Total shareholders’ equity	463,791	459,936

	$874,178	$872,055

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$1,362	$8,409
(Loss) income from discontinued operations	(87)	6,968

Income from continuing operations	1,449	1,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,563	5,891
Stock compensation expense	1,330	2,276
Non-cash charges to interest expense	393	564
Other non-cash adjustments	277	537
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(15,131)	(24,132)
Inventories	(7,964)	(13,847)
Other current assets and other assets	2,057	7,714
Accounts payable	12,014	14,577
Accrued expenses and other non-current liabilities	(14,037)	(4,445)

Net cash used in operating activities of continuing operations	(13,049)	(9,424)
Net cash used in operating activities of discontinued operations	(31)	(3,086)

Net cash used in operating activities	(13,080)	(12,510)

Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(2,743)	(1,785)
Cash paid for acquisitions, net of cash received	(2,705)	—
Purchase of other investments	—	(250)
Net proceeds from sale of businesses	—	58,000
Net proceeds from sale of property and equipment	8	463

Net cash (used in) provided by investing activities	(5,440)	56,428

Cash Flows from Financing Activities
Purchase of treasury stock at market prices	(888)	(730)
Long-term debt payments	(2)	—
Net proceeds from issuance of common stock	—	10
Excess tax benefit from stock compensation	98	—

Net cash used in financing activities	(792)	(720)

Effect of exchange rate changes on cash	522	440

Net (decrease) increase in cash and cash equivalents	(18,790)	43,638
Cash and cash equivalents at beginning of year	54,117	60,866

Cash and cash equivalents at end of period	$35,327	$104,504

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2011	30,702	$307	$236,673	$229,437	$(3,350)	281	$(3,131)	$459,936
Net income	—	—	—	1,362	—	—	—	1,362
Foreign currency translation adjustment	—	—	—	—	1,935	—	—	1,935
Adjustment to pension benefit liability, net of taxes of $2	—	—	—	—	2	—	—	2
Adjustment to post-retirement healthcare benefit liability, net of taxes of $11	—	—	—	—	16	—	—	16
Stock compensation expense	—	—	1,330	—	—	—	—	1,330
Excess tax benefit from stock compensation	—	—	98	—	—	—	—	98
Net settlement of restricted stock units	177	2	(2)	—	—	62	(888)	(888)

Balance at March 31, 2012	30,879	$309	$238,099	$230,799	$(1,397)	343	$(4,019)	$463,791

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at March 31, 2012 and December 31, 2011, the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2012 and 2011, and the statement of shareholders’ equity for the three months ended March 31, 2012 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report for the year ended December 31, 2011 as filed on Form 10-K.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, restated for discontinued operations, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts in the consolidated statement of cash flows have been reclassified to conform with the current year’s presentation. The reclassification adjustments have been made to reflect the effects of exchange rate changes on cash equivalents as a separate line item.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” Under the amendments included in Update 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted Update 2011-05 retrospectively in 2011 which did not have a material impact on the Company’s consolidated results from operations, financial position, or cash flows.

3. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw material	$44,752	$43,911
Work-in-process	14,830	12,003
Finished goods	60,074	53,356

Total inventories	$119,656	$109,270

4. ACQUISITIONS

On February 8, 2012, the Company acquired the assets of the metal grating fabrication and distribution business of Edvan Industries Inc. (Edvan), based near Edmonton, Alberta, Canada. The results of Edvan have been included in the Company’s consolidated financial results since the date of acquisition. The aggregate purchase consideration for the acquisition of Edvan was $2,705,000.

On June 3, 2011, the Company acquired all of the outstanding stock of Pacific Award Metals, Inc. (Award Metals). Award Metals operated six facilities in Arizona, California, Colorado, and Washington and is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialized clips and connectors for concrete forms used in the new construction and repair and remodel markets. The acquisition of Award Metals expands the breadth of the Company’s product offerings and allows the Company access to new customers. The results of Award Metals have been included in the Company’s consolidated financial results since the date of acquisition. The fair value of the aggregate purchase consideration for the acquisition of Award Metals was $13,369,000, net of a working capital adjustment. A portion of the purchase consideration is payable in November 2012. A payable of $1,861,000 is included in accrued expenses in the consolidated balance sheet as of March 31, 2012 to reflect this obligation.

On April 1, 2011, the Company acquired all of the outstanding stock of The D.S. Brown Company (D.S. Brown). D.S. Brown is located in North Baltimore, Ohio and is the largest U.S. manufacturer of components for the bridge and highway transportation infrastructure industry including expansion joint systems, bearing assemblies, pavement sealing systems, and other specialty components. The acquisition of D.S. Brown provides the Company with a diversified product offering to the infrastructure market. The results of D.S. Brown have been included in the Company’s consolidated financial results since the date of acquisition. The aggregate purchase consideration for the acquisition of D.S. Brown was $97,643,000, net of a working capital adjustment. The acquisitions of D. S. Brown, Award Metals and Edvan were not considered significant to the Company’s results of operations.

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

The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

	D.S. Brown	Award Metals
Working capital	$16,735	$4,177
Property, plant, and equipment	14,481	2,794
Intangible assets	33,300	2,101
Other assets	230	75
Other liabilities	(13,301)	(106)
Goodwill	46,198	4,328

Fair value of purchase consideration	$97,643	$13,369

The acquired intangible assets consisted of the following for the two acquisitions completed during the year ended December 31, 2011 (in thousands):

	Fair Value	Estimated Useful Life
Unpatented technology and patents	$16,560	15 Years
Trademarks	11,470	Indefinite
Customer relationships	5,970	16 Years
Backlog	1,200	1.5 Years
Non-compete agreements	201	4 Years

Total	$35,401

The acquisitions of Edvan, D.S. Brown, and Award Metals were financed through cash on hand and debt available under the Company’s revolving credit facility. The Company incurred certain acquisition-related costs, primarily composed of legal and consulting fees of $80,000 in the three months ended March 31, 2012. All acquisition-related costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations. The Company also recognized additional cost of sales of $60,000 in the three months ended March 31, 2012 related to the sale of inventory at fair value as a result of allocating the purchase price of the Edvan acquisition.

5. GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

Balance as of December 31, 2011	$348,326
Acquired goodwill	50
Foreign currency translation	760

Balance as of March 31, 2012	$349,136

The goodwill balances as of March 31, 2012 and December 31, 2011 are net of accumulated impairment losses of $125,597,000.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$46,930	$—	$46,760	$—	Indefinite
Finite-lived intangible assets:
Trademarks	1,970	941	1,968	921	2 to 15 Years
Unpatented technology	22,117	3,974	22,117	3,577	5 to 20 Years
Customer relationships	48,820	21,619	48,276	20,512	5 to 16 Years
Non-compete agreements	2,857	2,386	2,857	2,303	5 to 10 Years
Backlog	1,200	800	1,200	600	1 to 2 Years

	76,964	29,720	76,418	27,913

Total acquired intangible assets	$123,894	$29,720	$123,178	$27,913

The Company incurred $1,631,000 and $1,148,000 of acquired intangible asset amortization expense for the three months ended March 31, 2012 and 2011, respectively.

Amortization expense related to acquired intangible assets for the remainder of fiscal 2012 and the next five years thereafter is estimated as follows (in thousands):

2012	$4,879
2013	$5,716
2014	$4,828
2015	$4,692
2016	$4,357
2017	$3,988

6. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. For the three months ended March 31, 2012 and 2011, the Company incurred expense of $299,000 and $552,000, respectively, for legal services from this firm. Of the amounts incurred during the three months ended March 31, 2011, $170,000 related to the sale of businesses and was recognized as a component of discontinued operations. All other amounts incurred during the 2012 and 2011 periods were expensed as a component of selling, general, and administrative expenses. At March 31, 2012 and December 31, 2011, the Company had $312,000 and $277,000, respectively, recorded in accounts payable for amounts due to this law firm.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the ten participating lenders which have committed capital under the Company’s Fourth Amended and Restated Credit Agreement dated October 11, 2011 (the Senior Credit Agreement). As of March 31, 2012 and December 31, 2011, the Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. See Note 7 to the consolidated financial statements for the amounts outstanding on the revolving credit facility as of March 31, 2012 and December 31, 2011.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,585 and $1,677 in 2012 and 2011	$202,415	$202,323
Other debt	4,838	4,840

Total debt	207,253	207,163
Less current maturities	416	417

Total long-term debt	$206,837	$206,746

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

Standby letters of credit of $13,995,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of March 31, 2012. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of March 31, 2012, the Company had $140,337,000 of availability under the revolving credit facility.

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of March 31, 2012, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.

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

8. EMPLOYEE RETIREMENT AND OTHER POST-RETIREMENT BENEFIT PLANS

The following tables present the components of net periodic pension and other post-retirement benefit costs charged to expense for the three months ended March 31 (in thousands):

	Pension Benefit
	2012	2011
Interest cost	$27	$35
Amortization of unrecognized prior service cost	4	4
Service cost	—	11
Gain amortization	—	(55)

Net periodic benefit cost	$31	$(5)

	Other Post- Retirement Benefits
	2012	2011
Service cost	$4	$3
Interest cost	56	70
Loss amortization	27	31

Net periodic benefit cost	$87	$104

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post- Retirement Health Care Costs	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2011	$(2,446)	$71	$(975)	$(3,350)
Current period change	1,935	2	16	1,953

Balance as of March 31, 2012	$(511)	$73	$(959)	$(1,397)

10. EQUITY-BASED COMPENSATION

The Company awards equity-based compensation to employees and directors that are both settled in cash and stock. Cash settled equity-based compensation includes performance stock units and restricted stock units granted under the Management Stock Purchase Plan. These awards are recognized as liabilities on the consolidated balance sheet and the related compensation expense is recognized as the awards vest and fair value fluctuates each reporting period. Stock settled equity awards include stock options, restricted stock units, and restricted stock. Compensation expense related to these awards is recognized over the vesting period based on the grant date fair value of the award. The Company uses the straight-line method of attributing the value of stock-based compensation expense over the vesting periods. Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, executives, and key employees with a vesting period that typically equals four years with graded vesting.

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

The following table provides the number of restricted stock units (that will convert to shares upon vesting), shares of restricted stock, and non-qualified stock options that were issued during the three months ended March 31 along with the weighted average grant date fair value of each award:

	2012		2011
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	74,532	$14.36	163,834	$13.95

On March 24, 2011, the Company’s Chairman and Chief Executive Officer surrendered a portion of his 2010 restricted stock unit grant. The unamortized portion of compensation expense related to these awards, totaling $885,000, was accelerated and recognized as compensation included in selling, general, and administrative expense for the three months ended March 31, 2011.

In September 2009, the Company awarded 905,000 performance stock units with a grant-date fair value of $12,643,000 with a vesting period of three years. The final number of performance stock units earned was determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ended December 31, 2009, 2010, and 2011. The performance stock units earned were converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and totaled $8,319,000 which was paid in January 2012.

In January 2012, the Company awarded 295,000 performance stock units with grant date fair value of $4,152,000. As of March 31, 2012, 280,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to the S&P Small Cap 600 Index during the calendar year of 2012. The cost of the January 2012 performance stock awards will be recognized over the performance period of 2012, plus an additional two years of vesting. After the three-year period, any performance stock units earned will convert to cash based on the trailing 90-day closing price of the Company’s common stock as of December 31, 2014 and be payable in January 2015.

The following table summarizes the compensation expense recognized from the change in fair value and vesting of performance stock units for the three months ended March 31 (in thousands):

	2012	2011
Performance stock unit compensation expense (recovery)	$679	$(1,166)

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

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the three months ended March 31, 2012 and 2011, 222,551 and 153,144 restricted stock units, respectively, including the company-match, were credited to participant accounts. At March 31, 2012 and December 31, 2011, the value of the restricted stock units in the MSPP was $12.12 and $11.15 per unit, respectively. At March 31, 2012 and December 31, 2011, 746,142 and 533,548 restricted stock units, including the company-match, were credited to participant accounts including 90,488 and 65,374, respectively, of unvested restricted stock units. The Company made disbursements of $542,000 and $518,000 out of the MSPP during the three months ended March 31, 2012 and 2011, respectively.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At March 31, 2012, the fair value of outstanding debt was $237,333,000 compared to its carrying value of $207,253,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices, a level one input.

As described in Note 4 of the consolidated financial statements, the Company completed an acquisition during the three months ended March 31, 2012 and two acquisitions during the year ended December 31, 2011. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to allocate fair values to inventory; property, plant, and equipment; and intangible assets included the cost approach, market approach, relief-from-royalty income approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment, forecasted net sales and incomes, and royalty rates.

12. DISCONTINUED OPERATIONS

On March 10, 2011, the Company sold the stock of the United Steel Products business (USP) for cash proceeds of $59,029,000, inclusive of $1,029,000 related to a working capital adjustment received in June 2011. The divestiture of USP allowed the Company to allocate capital resources to businesses with strong market leadership positions and growth potential. The Company recognized a pre-tax gain of $14,022,000 from the transaction.

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

Components of the income (loss) from discontinued operations, including the interest allocated to discontinued operations, for the three months ended March 31 are as follows (in thousands):

	2012	2011
Net sales	$—	$9,057
Operating expenses	(137)	(8,842)
Gain on sale of business	—	12,993
Interest expense allocation	—	(262)

(Loss) income from discontinued operations before taxes	$(137)	$12,946

For certain transactions, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. For the quarter ended March 31, 2012, management recorded a contingent liability for an environmental remediation related to a discontinued operation. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operation.

13. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company has focused on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of its facilities and production lines. The Company consolidated two facilities in the three months ended March 31, 2012 and three facilities during 2011 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. These restructuring activities also resulted in $1,037,000 and $196,000 of asset impairment charges related to the facility consolidations during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company expects to incur approximately $1,000,000 of additional moving and severance costs related to a facility to be closed during 2012. Other than this facility, the Company has not specifically identified any other facilities to close or consolidate and, therefore does not expect to incur any other material exit activity costs for future restructuring activities. However, if future opportunities for cost savings are identified, other facility consolidations will be considered.

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three months ended March 31 (in thousands):

	2012	2011
Cost of sales	$1,766	$858
Selling, general, and administrative expense	14	10

Total exit activity costs and asset impairments	$1,780	$868

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2012	2011
Balance as of December 31	$2,315	$2,069
Exit activity costs recognized	743	672
Cash payments	(1,294)	(593)

Balance as of March 31	$1,764	$2,148

14. INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations for the three months ended March 31 and the applicable effective tax rates (in thousands):

	2012	2011
Provision for income taxes	$931	$1,350
Effective tax rate	39.1%	48.4%

The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2012 could be materially different from the forecasted rate used for the three months ended March 31, 2012.

The provision of income taxes resulted in an effective tax rate of 39.1% and 48.4% for the three months ended March 31, 2012 and 2011, respectively, which exceeded the U.S. federal statutory tax rate of 35%. These rates exceeded 35% due to the recognition of non-deductible permanent items and state taxes.

The effective tax rate was higher during the three months ended March 31, 2011 due to the recognition of the $885,000 charge related to surrendered equity compensation described in Note 10. As this was a permanent difference, no tax benefit was recognized to offset the charge.

15. EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31 (in thousands):

	2012	2011
Numerator:
Income from continuing operations	$1,449	$1,441
(Loss) income from discontinued operations	(87)	6,968

Net income available to common shareholders	$1,362	$8,409

Denominator for basic earnings per share:
Weighted average shares outstanding	30,718	30,425
Denominator for diluted earnings per share:
Weighted average shares outstanding	30,718	30,425
Common stock options and restricted stock	133	169

Weighted average shares and conversions	30,851	30,594

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$169,900	$27,614	$(5,343)	$192,171
Cost of sales	—	137,798	23,877	(4,985)	156,690

Gross profit	—	32,102	3,737	(358)	35,481
Selling, general, and administrative expense	(30)	26,220	2,268	—	28,458

Income from operations	30	5,882	1,469	(358)	7,023
Interest expense (income)	4,235	472	(33)	—	4,674
Other income	—	(30)	(1)	—	(31)

(Loss) income before taxes	(4,205)	5,440	1,503	(358)	2,380
(Benefit of) provision for income taxes	(1,575)	2,098	408	—	931

(Loss) income from continuing operations	(2,630)	3,342	1,095	(358)	1,449
Discontinued operations:
Loss from discontinued operations before taxes	—	(137)	—	—	(137)
Benefit of income taxes	—	(50)	—	—	(50)

Loss from discontinued operations	—	(87)	—	—	(87)
Equity in earnings from subsidiaries	4,350	1,095	—	(5,445)	—

Net income	$1,720	$4,350	$1,095	$(5,803)	$1,362

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$142,272	$27,725	$(6,434)	$163,563
Cost of sales	—	115,219	24,115	(5,816)	133,518

Gross profit	—	27,053	3,610	(618)	30,045
Selling, general, and administrative expense	(130)	20,778	2,175	—	22,823

Income from operations	130	6,275	1,435	(618)	7,222
Interest expense (income)	4,345	111	(2)	—	4,454
Other income	—	(16)	(7)	—	(23)

(Loss) income before taxes	(4,215)	6,180	1,444	(618)	2,791
(Benefit of) provision for income taxes	(1,644)	2,433	561	—	1,350

(Loss) income from continuing operations	(2,571)	3,747	883	(618)	1,441
Discontinued operations:
Income from discontinued operations before taxes	—	12,727	219	—	12,946
Provision for income taxes	—	5,877	101	—	5,978

Income from discontinued operations	—	6,850	118	—	6,968
Equity in earnings from subsidiaries	11,598	1,001	—	(12,599)	—

Net income	$9,027	$11,598	$1,001	$(13,217)	$8,409

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$1,720	$4,350	$1,095	$(5,803)	$1,362
Other comprehensive income:
Foreign currency translation adjustment	—	—	1,935	—	1,935
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	16	—	—	16

Other comprehensive income	—	18	1,935	—	1,953

Total comprehensive income	$1,720	$4,368	$3,030	$(5,803)	$3,315

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$9,027	$11,598	$1,001	$(13,217)	$8,409
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,634	—	2,634
Adjustment to retirement benefit liability, net of tax	—	(31)	—	—	(31)
Adjustment to post-retirement health care liability, net of tax	—	19	—	—	19

Other comprehensive (loss) income	—	(12)	2,634	—	2,622

Total comprehensive income	$9,027	$11,586	$3,635	$(13,217)	$11,031

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

MARCH 31, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$18,491	$16,836	$—	$35,327
Accounts receivable, net	—	90,022	15,761	—	105,783
Intercompany balances	24,301	(2,152)	(22,149)	—	—
Inventories	—	109,955	9,701	—	119,656
Other current assets	1,574	9,052	2,001	—	12,627

Total current assets	25,875	225,368	22,150	—	273,393
Property, plant, and equipment, net	—	138,168	12,017	—	150,185
Goodwill	—	320,772	28,364	—	349,136
Acquired intangibles	—	84,843	9,331	—	94,174
Other assets	2,709	4,580	1	—	7,290
Investment in subsidiaries	642,765	54,264	—	(697,029)	—

	$671,349	$827,995	$71,863	$(697,029)	$874,178

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$69,329	$9,795	$—	$79,124
Accrued expenses	5,143	35,139	3,342	—	43,624
Current maturities of long-term debt	—	416	—	—	416

Total current liabilities	5,143	104,884	13,137	—	123,164
Long-term debt	202,415	4,422	—	—	206,837
Deferred income taxes	—	52,079	3,835	—	55,914
Other non-current liabilities	—	23,845	627	—	24,472
Shareholders’ equity	463,791	642,765	54,264	(697,029)	463,791

	$671,349	$827,995	$71,863	$(697,029)	$874,178

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2011

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

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities of continuing operations	$148	$(13,582)	$385	$—	$(13,049)
Net cash used in operating activities of discontinued operations	—	(31)	—	—	(31)

Net cash provided by (used in) operating activities	148	(13,613)	385	—	(13,080)

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	—	(2,705)	—	(2,705)
Purchases of property, plant, and equipment	—	(2,315)	(428)	—	(2,743)
Net proceeds from sale of property and equipment	—	8	—	—	8

Net cash used in investing activities	—	(2,307)	(3,133)	—	(5,440)

Cash Flows from Financing Activities
Long-term debt payments	—	(2)	—	—	(2)
Purchase of treasury stock at market prices	(888)	—	—	—	(888)
Intercompany financing	642	(278)	(364)	—	—
Excess tax benefit from stock compensation	98	—	—	—	98

Net cash used in financing activities	(148)	(280)	(364)	—	(792)

Effect of exchange rate changes on cash	—	—	522	—	522

Net decrease in cash and cash equivalents	—	(16,200)	(2,590)	—	(18,790)
Cash and cash equivalents at beginning of year	—	34,691	19,426	—	54,117

Cash and cash equivalents at end of period	$—	$18,491	$16,836	$—	$35,327

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities of continuing operations	$130	$(11,610)	$2,056	$—	$(9,424)
Net cash (used in) provided by operating activities of discontinued operations	—	(3,134)	48	—	(3,086)

Net cash provided by (used in) operating activities	130	(14,744)	2,104	—	(12,510)

Cash Flows from Investing Activities
Net proceeds from sale of businesses	—	58,000	—	—	58,000
Net proceeds from sale of property and equipment	—	463	—	—	463
Purchase of other investments	—	(250)	—	—	(250)
Purchases of property, plant, and equipment	—	(1,654)	(131)	—	(1,785)

Net cash provided by (used in) investing activities	—	56,559	(131)	—	56,428

Cash Flows from Financing Activities
Purchase of treasury stock at market prices	(730)	—	—	—	(730)
Intercompany financing	590	(2,281)	1,691	—	—
Net proceeds from issuance of common stock	10	—	—	—	10

Net cash (used in) provided by financing activities	(130)	(2,281)	1,691	—	(720)

Effect of exchange rate changes on cash	—	—	440	—	440

Net increase in cash and cash equivalents	—	39,534	4,104	—	43,638
Cash and cash equivalents at beginning of year	—	46,349	14,517	—	60,866

Cash and cash equivalents at end of period	$—	$85,883	$18,621	$—	$104,504

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

Overview

Gibraltar is a leading manufacturer and distributor of products for building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, and a wide-variety of other structures. These products include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, bar grating, expanded metal, metal lath, and expansion joints and structural bearings. We serve customers throughout North America and Europe including major home improvement retailers and distributors. As of March 31, 2012, we operated 40 facilities in 20 states, Canada, England, and Germany, giving us a broad platform for just-in-time delivery and support to our customers.

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

The end markets served by our business are subject to economic conditions that are influenced by interest rates, commodity costs, demand for residential construction, and the level of non-residential construction and infrastructure projects. The United States construction markets continue an uneven recovery from an unprecedented recession that began in 2008, which led to reduced demand for the products we manufacture and distribute. In addition, tightened credit markets over the same period may have limited the ability of end customers to obtain financing for construction projects. While the economy has grown since the recession, the construction markets continue to face significant challenges. Construction markets have only recovered modestly and many economic indicators, such as housing starts, continue to remain at levels well below long-term averages.

During 2012, Gibraltar continued to position the Company as a market share leader and low-cost provider of our products. Our focus has been to grow the business through acquisitions, introducing new products, and programs to expand our market share. In addition, we strive for operational excellence through lean initiatives which has included closing or consolidation of 17 facilities since January 2009, including two during the first quarter of 2012. We have also aggressively reduced operating costs throughout the Company to maximize cash flows generated from operating activities. As a result, we believe our break-even point has decreased significantly since 2008.

Regarding the growth of our business through acquisitions, on February 8, 2012, the Company acquired the assets of the metal grating fabrication and distribution business of Edvan Industries, Inc. (Edvan), based near Edmonton, Alberta, Canada. The acquisition of Edvan, which serves the oil sands region of Western Canada, was completed for approximately $3 million.

On June 3, 2011, the Company acquired Pacific Award Metals, Inc. (Award Metals) for $13 million. Award Metals is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialized clips and connectors for concrete forms used in the residential construction markets.

On April 1, 2011, the Company acquired The D.S. Brown Company (D.S. Brown) for $98 million. D.S. Brown is the largest U.S. manufacturer of specialty components for the transportation infrastructure industry and has established a leading market position for many of the products offered. Products manufactured and distributed by D.S. Brown include expansion joint systems, structural bearing assemblies, pavement sealing systems, and other specialty components for bridges, highways, and other infrastructure projects.

Gibraltar’s results from operations included Edvan, Award Metals, and D.S. Brown from their respective dates of acquisition.

We have maintained a strong liquidity position as a result of our consolidation of facilities, acquisitions, introduction of new product and expansion of market share. Using cash generated from operations, we made significant repayments against our outstanding debt and have not had debt outstanding against our revolving credit facility for the six months ended March 31, 2012. At March 31, 2012, our liquidity was $176 million including $35 million of cash and $141 million of availability under our revolving credit facility.

For the quarter ended March 31, 2012 our net sales improved 17% compared to the prior year, principally the result of the acquisitions noted above. In addition, all of our businesses delivered solid organic sales growth except for those serving residential markets on the West Coast. The positive earnings impact of this growth was more than offset, however, by a favorable equity compensation adjustment in the first quarter of 2011, as well as the impact from lower order volume from residential markets on the West Coast and costs for the continuing integration of the Award Metals acquisition. As a result, our operating margin declined to 3.7% for the first quarter of 2012 from 4.4% in the first quarter of 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following table sets forth selected data from our statement of operations and the related percentage of net sales for the three months ended March 31 (in thousands):

	2012		2011
Net sales	$192,171	100.0%	$163,563	100.0%
Cost of sales	156,690	81.5%	133,518	81.6%

Gross profit	35,481	18.5%	30,045	18.4%
Selling, general, and administrative expense	28,458	14.8%	22,823	14.0%

Income from operations	7,023	3.7%	7,222	4.4%
Interest expense	4,674	2.4%	4,454	2.7%
Other income	(31)	0.0%	(23)	0.0%

Income before taxes	2,380	1.3%	2,791	1.7%
Provision for income taxes	931	0.5%	1,350	0.8%

Income from continuing operations	1,449	0.8%	1,441	0.9%
(Loss) income from discontinued operations	(87)	(0.1)%	6,968	4.2%

Net income	$1,362	0.7%	$8,409	5.1%

Net sales increased by $28.6 million, or 17.4%, to $192.2 million for the three months ended March 31, 2012 from net sales of $163.6 million for the three months ended March 31, 2011. The following table sets forth the impact of the Company’s acquisitions on net sales for the three months ended March 31 (in thousands):

			Total	Change Due To
	2012	2011	Change	Acquisitions	Operations
Net sales	$192,171	$163,563	$28,608	$22,193	$6,415

The increase in net sales from the prior year was primarily the result of the incremental sales generated by three acquisitions completed during the past twelve months which contributed $22.2 million of net sales for the first quarter of 2012. Net sales from operations increased 3.9% to $6.4 million, primarily the result of a 4.4% increase in pricing offered to customers to help cover raw material inflation as overall volume remained relatively flat. While overall volume was equivalent to the first quarter of 2011, there was a modest volume increase for our products sold into residential markets in the Midwest and Eastern regions of the U.S. that was offset by the modest decline in volume in the West Coast residential market.

Our gross margin remained relatively flat at 18.5% for the three months ended March 31, 2012 compared to 18.4% for the three months ended March 31, 2011. Gross margin improved by the D.S. Brown acquisition plus improved gross margins from many of our core businesses. However, these improvements were offset by the effects of lower demand from the residential market in the West Coast and continued integration costs for our Award Metals acquisition.

Selling, general, and administrative expenses (SG&A) increased by $5.7 million, or 25%, to $28.5 million for the three months ended March 31, 2012 from $22.8 million for the three months ended March 31, 2011. The $5.7 million increase was the net result of $3.7 million of SG&A expense from acquired businesses and a $0.2 million benefit for equity compensation expense recorded in the first quarter for 2011 compared to a $2.8 million charge for the first quarter of 2012. These increases were partially offset by a $0.9 million charge recognized for time-based equity awards surrendered by Gibraltar’s Chief Executive Officer in the first quarter of 2011.

Interest expense remained relatively flat at $4.7 million for the three months ended March 31, 2012 compared to $4.5 million for the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, no amounts were outstanding under our revolving credit facility. The interest expense incurred in both periods primarily relates to our $204.0 million of Senior Subordinated 8% Notes. Net interest expense in the first quarter of 2011 included $0.2 million of interest income earned on the $8.5 million note held resulting from the sale of SCM Metal Products in 2008. This note receivable was fully paid in November 2011, prior to its maturity.

We recognized a provision for income taxes of $0.9 million for the three months ended March 31, 2012, an effective tax rate of 39.1%. During the first quarter of 2011, we recognized a provision for income taxes of $1.4 million, an effective tax rate of 48.4%. The effective tax rates for the first quarters of 2012 and 2011 both exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences. The effective tax rate for the three months ended March 31, 2011 was higher due to the $0.9 million charge for the equity compensation surrendered by Gibraltar’s Chief Executive Officer which was not deductible for tax purposes.

Outlook

We expect modest improvements in all markets we serve, including the industrial and infrastructure markets, as well as, the residential and non-residential construction markets, to continue during 2012. However, the extent of any sustained economic recovery in these markets is uncertain. For the second quarter of 2012, we expect seasonally higher revenues as compared to the first quarter of 2012, and to generate net sales levels favorable to the second quarter of 2011. Over the long-term, we believe that the fundamentals of the industrial and infrastructure markets are positive and the aggressive actions taken to streamline and improve the efficiency of our business have reduced our break-even point and positioned Gibraltar to generate marked improvements in profitability when economic and market conditions return toward historical levels.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our business and facilities, and to fund acquisitions. During the next twelve months, we will focus on investing in growth opportunities while also focusing on working capital efficiency and cost reduction efforts to minimize the cash invested to grow our business. During the first quarter of 2012, we invested cash in our working capital to meet the upcoming higher seasonal demand from our customers as noted below in the “Cash Flow” section of Item 2 of this Quarterly Report on Form 10-Q.

As of March 31, 2012, our liquidity of $175.6 million consisted of $35.3 million of cash and $140.3 million of availability under our revolving credit facility. We believe this liquidity together with the cash expected to be generated from operations should be sufficient to fund working capital needs and future growth. We continue to search for strategic acquisitions; and a larger acquisition may require additional borrowings and/or the issuance of our common stock.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to fund capital improvements to their businesses and facilities. As of March 31, 2012, our foreign subsidiaries held $16.8 million of cash. We believe cash held by our foreign subsidiaries and their expected future ability to generate cash from operations provide our foreign operations with the necessary liquidity to meet their future obligations and allow the foreign business units to reinvest in their operations and could eventually be used to help grow our business internationally through transactions similar to our acquisition of Edvan.

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

Cash Flows

The following table sets forth selected cash flow data for the three months ended March 31 (in thousands):

	2012	2011
Cash (used in) provided by:
Operating activities of continuing operations	$(13,049)	$(9,424)
Investing activities of continuing operations	(5,440)	56,428
Financing activities of continuing operations	(792)	(720)
Discontinued operations	(31)	(3,086)
Effect of exchange rate changes	522	440

Net (decrease) increase in cash and cash equivalents	$(18,790)	$43,638

During the three months ended March 31, 2012, net cash used in continuing operations totaled $13.0 million, primarily driven by a $23.1 million investment in working capital partially offset by net income from continuing operations of $1.4 million and non-cash charges including depreciation, amortization, and stock compensation of $8.6 million. Net cash used in operating activities for the three months ended March 31, 2011 was $9.4 million primarily driven by a $20.1 million investment in working capital, partially offset by income from continuing operations of $1.4 million and non-cash charges including depreciation, amortization, and stock compensation of $9.3 million.

During the three months ended March 31, 2012, the Company invested $23.1 million in its working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets included $15.1 million and $8.0 million increases in accounts receivable and inventory, respectively, partially offset by a $12.0 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonality of customer order levels that impact our business. The decrease in accrued expenses and other non-current liabilities of $14.0 million were largely due to performance-based variable compensation awards earned in 2009 and 2011 that were paid during the first quarter of 2012.

Net cash used in investing activities of continuing operations for the three months ended March 31, 2012 of $5.4 million consisted of $2.7 million each for both the Edvan acquisition and capital expenditures. Cash provided by investing activities during the three months ended March 31, 2011 of $56.4 million consisted of $58.0 million of proceeds from the sale of our USP business offset by capital expenditures of $1.8 million.

Net cash used in financing activities from continuing operations for the three months ended March 31, 2012 and March 31, 2011, of $0.8 million and $0.7 million, respectively, primarily consisted of tax withholdings paid for stock issued to employees from the vesting of restricted stock units.

Senior Credit Agreement and Senior Subordinated Notes

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides the Company with more flexibility by allowing for Gibraltar to request additional financing from the banks to increase the revolving credit facility to $250 million.

The revolving credit facility is currently committed through June 8, 2015, six months prior to the maturity date of the 8% Senior Subordinated Notes. Should the Company choose to refinance the Notes prior to June 8, 2015, the maturity date of the revolving credit facility extends to October 10, 2016. Only one financial covenant is contained within the 2011 Senior Credit Agreement, which requires the Company to maintain a fixed charge ratio (as defined in the agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis.

Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which are payable quarterly. As of March 31, 2012, no amounts were outstanding on the revolving credit facility. We had outstanding letters of credit of $14.0 million as of March 31, 2012.

The Company’s $204.0 million of 8% Notes were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. The 8% Notes are currently redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declined to 103% on December 1, 2011 and will decline to 101% and 100% on and after December 1, 2012 and 2013, respectively. The 8% Notes are due December 1, 2015. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. As of March 31, 2012, we had $202.4 million, net of discount, of our 8% Notes outstanding.

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

Off Balance Sheet Financing Arrangements

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our most critical accounting policies include the valuation of accounts receivable; valuation of inventory; allocation of purchase price of acquisitions; assessment of recoverability of depreciable and amortizable long-term assets, goodwill, and other indefinite-lived intangible assets; and accounting for income taxes and deferred tax assets and liabilities, which are described in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

There have been no changes in critical accounting policies in the current year.

Related Party Transactions

A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three months ended March 31, 2012 and 2011, the Company incurred expense of $0.3 million and $0.6 million, respectively, for legal services from this firm. At March 31, 2012 and December 31, 2011, the Company had $0.3 million and $0.3 million, respectively, recorded in accounts payable for amounts due to this law firm.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the ten participating lenders which have committed capital to our $200 million revolving credit facility in the Company’s Senior Credit Agreement. All amounts outstanding under the revolving credit facility were repaid in full as of March 31, 2012 and December 31, 2011. Therefore, no principal or interest was paid to the lenders during the three months ended March 31, 2012.

Borrowings under the Senior Credit Agreement bear interest at a variable rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5%, based on the amount of borrowings available to Gibraltar. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which are payable quarterly.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has not issued any Accounting Standards Updates that are applicable to Gibraltar since our Annual Report on Form 10-K was filed for the year ended December 31, 2011.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations. There have been no material changes to the Company’s exposure to market risk since December 31, 2011.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

6(a) Exhibits

a.	Exhibit 3.1 – Amended and Restated Bylaws of Gibraltar Industries, Inc. effective March 9, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 13, 2012).

b.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

c.	Exhibit 31.2 – Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 31.3 – Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.2 – Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.	Exhibit 32.3 – Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

h.	Exhibit 101.INS – XBRL Instance Document *

i.	Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document *

j.	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document *

k.	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document *

l.	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document *

m.	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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

Date: May 3, 2012