Form 10-Q
period 2012-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2012-08-02
CIK 912562

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, the number of common shares outstanding was: 30,908,822.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$219,734	$208,807	$411,905	$372,370
Cost of sales	178,008	163,379	334,698	296,897

Gross profit	41,726	45,428	77,207	75,473
Selling, general, and administrative expense	25,433	28,038	53,891	50,861

Income from operations	16,293	17,390	23,316	24,612
Interest expense	4,627	4,998	9,301	9,452
Other income	(315)	(38)	(346)	(61)

Income before taxes	11,981	12,430	14,361	15,221
Provision for income taxes	4,066	5,184	4,997	6,534

Income from continuing operations	7,915	7,246	9,364	8,687
Discontinued operations:
(Loss) income before taxes	(16)	951	(153)	13,897
(Benefit of) provision for income taxes	(7)	392	(57)	6,370

(Loss) income from discontinued operations	(9)	559	(96)	7,527

Net income	$7,906	$7,805	$9,268	$16,214

Net income per share – Basic:
Income from continuing operations	$0.26	$0.24	$0.30	$0.29
Income from discontinued operations	—	0.02	—	0.25

Net income	$0.26	$0.26	$0.30	$0.54

Weighted average shares outstanding – Basic	30,735	30,441	30,726	30,433

Net income per share – Diluted:
Income from continuing operations	$0.26	$0.24	$0.30	$0.28
Income from discontinued operations	—	0.01	—	0.25

Net income	$0.26	$0.25	$0.30	$0.53

Weighted average shares outstanding – Diluted	30,815	30,626	30,806	30,610

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$7,906	$7,805	$9,268	$16,214
Other comprehensive (loss) income :
Foreign currency translation adjustment	(1,996)	577	(61)	3,211
Adjustment to retirement benefit liability, net of tax	2	(31)	4	(62)
Adjustment to post-retirement health care liability, net of tax	15	19	31	38

Other comprehensive (loss) income	(1,979)	565	(26)	3,187

Total comprehensive income	$5,927	$8,370	$9,242	$19,401

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,063	$54,117
Accounts receivable, net of reserve of $4,104 and $4,614 in 2012 and 2011, respectively	115,149	90,595
Inventories	115,943	109,270
Other current assets	14,440	14,872

Total current assets	289,595	268,854

Property, plant, and equipment, net	145,774	151,974
Goodwill	348,261	348,326
Acquired intangibles	91,999	95,265
Other assets	6,968	7,636

	$882,597	$872,055

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,218	$67,320
Accrued expenses	43,012	60,687
Current maturities of long-term debt	417	417

Total current liabilities	126,647	128,424

Long-term debt	206,528	206,746
Deferred income taxes	55,823	55,801
Other non-current liabilities	23,282	21,148

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 30,908,822 and 30,696,662 shares issued in 2012 and 2011	309	307
Additional paid-in capital	238,778	236,673
Retained earnings	238,705	229,437
Accumulated other comprehensive loss	(3,376)	(3,350)
Cost of 350,331 and 280,157 common shares held in treasury in 2012 and 2011	(4,099)	(3,131)

Total shareholders’ equity	470,317	459,936

	$882,597	$872,055

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$9,268	$16,214
(Loss) income from discontinued operations	(96)	7,527

Income from continuing operations	9,364	8,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,292	12,737
Stock compensation expense	2,038	3,132
Non-cash charges to interest expense	789	1,129
Other non-cash adjustments	2,806	1,120
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(24,860)	(40,158)
Inventories	(7,146)	(15,772)
Other current assets and other assets	805	8,396
Accounts payable	15,851	17,085
Accrued expenses and other non-current liabilities	(14,937)	525

Net cash used in operating activities of continuing operations	(1,998)	(3,119)
Net cash used in operating activities of discontinued operations	(36)	(3,134)

Net cash used in operating activities	(2,034)	(6,253)

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(2,705)	(107,605)
Purchases of property, plant, and equipment	(4,562)	(4,547)
Purchase of other investments	—	(250)
Net proceeds from sale of property and equipment	414	474
Net proceeds from sale of businesses	—	59,029

Net cash used in investing activities	(6,853)	(52,899)

Cash Flows from Financing Activities
Proceeds from long-term debt	—	62,558
Long-term debt payments	(404)	(42,958)
Purchase of treasury stock at market prices	(968)	(819)
Excess tax benefit from stock compensation	59	—
Net proceeds from issuance of common stock	10	10

Net cash (used in) provided by financing activities	(1,303)	18,791

Effect of exchange rate changes on cash	136	588
Net decrease in cash and cash equivalents	(10,054)	(39,773)
Cash and cash equivalents at beginning of year	54,117	60,866

Cash and cash equivalents at end of period	$44,063	$21,093

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2011	30,702	$307	$236,673	$229,437	$(3,350)	281	$(3,131)	$459,936
Net income	—	—	—	9,268	—	—	—	9,268
Foreign currency translation adjustment	—	—	—	—	(61)	—	—	(61)
Adjustment to pension benefit liability, net of taxes of $3	—	—	—	—	4	—	—	4
Adjustment to post-retirement healthcare benefit liability, net of taxes of $24	—	—	—	—	31	—	—	31
Stock compensation expense	—	—	2,038	—	—	—	—	2,038
Excess tax benefit from compensation			59					59
Net settlement of restricted stock units	195	2	(2)	—	—	69	(968)	(968)
Issuance of restricted stock	11	—	—	—	—	—	—	—
Stock options exercised	1	—	10	—	—	—	—	10

Balance at June 30, 2012	30,909	$309	$238,778	$238,705	$(3,376)	350	$(4,099)	$470,317

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three and six months ended June 30, 2012 and 2011, the financial position at June 30, 2012 and December 31, 2011, the statements of cash flow for the six months ended June 30, 2012 and 2011, and the statement of shareholders’ equity for the six months ended June 30, 2012 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

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

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” Under the amendments included in Update 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted Update 2011-05 retrospectively in 2011 which did not have a material impact on the Company’s consolidated results of operations, financial position, cash flows or the related disclosures.

3. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw material	$45,444	$43,911
Work-in-process	13,652	12,003
Finished goods	56,847	53,356

Total inventories	$115,943	$109,270

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

On June 3, 2011, the Company acquired all of the outstanding stock of Pacific Award Metals, Inc. (Award Metals). Award Metals operated six facilities in Arizona, California, Colorado, and Washington and is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialized clips and connectors for concrete forms used in the new construction and repair and remodel markets. The acquisition of Award Metals expands the breadth of the Company’s product offerings and allows the Company access to new customers. The results of Award Metals have been included in the Company’s consolidated financial results since the date of acquisition. The fair value of the aggregate purchase consideration for the acquisition of Award Metals was $13,369,000, net of a working capital adjustment. A portion of the aggregate purchase consideration, $1,896,000, is payable in November 2012 and is included in accrued expenses in the consolidated balance sheet as of June 30, 2012.

On April 1, 2011, the Company acquired all of the outstanding stock of The D.S. Brown Company (D.S. Brown). D.S. Brown is located in Ohio and is the largest U.S. manufacturer of expansion joint systems, bearing assemblies, pavement sealing systems, and other specialty components for the bridge and highway transportation infrastructure industry. The acquisition of D.S. Brown provides the Company with a diversified product offering to the infrastructure market. The results of D.S. Brown have been included in the Company’s consolidated financial results since the date of acquisition. The aggregate purchase consideration for the acquisition of D.S. Brown was $97,643,000, net of a working capital adjustment. The acquisitions of D. S. Brown, Award Metals and Edvan were not considered significant to the Company’s results of operations.

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

The acquisitions of Edvan, D.S. Brown, and Award Metals were financed through cash on hand and debt available under the Company’s revolving credit facility. The Company incurred certain acquisition-related costs, primarily composed of legal and consulting fees of $32,000 and $224,000 for the three months ended June 30, 2012 and 2011, respectively, and $112,000 and $614,000 for the six months ended June 30, 2012 and 2011, respectively. All acquisition-related costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations. The Company also recognized additional cost of sales of $89,000 and $2,467,000 for the three months ended June 30, 2012 and 2011, respectively, and $150,000 and $2,467,000 for the six months ended June 30, 2012 and June 30, 2011, respectively, related to the sale of inventory at fair value as a result of allocating the purchase price of the recent acquisitions.

5. GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows (in thousands):

Balance as of December 31, 2011	$348,326
Goodwill acquired	50
Foreign currency translation	(115)

Balance as of June 30, 2012	$348,261

The goodwill balances as of June 30, 2012 and December 31, 2011 are net of accumulated impairment losses of $125,597,000.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$46,751	$—	$46,760	$—	indefinite
Finite-lived intangible assets:
Trademarks	1,969	997	1,968	921	2 to 15 years
Unpatented technology	22,060	4,396	22,117	3,577	5 to 20 years
Customer relationships	48,543	22,484	48,276	20,512	5 to 16 years
Non-compete agreements	2,857	2,504	2,857	2,303	5 to 10 years
Backlog	1,200	1,000	1,200	600	1 to 2 years

	76,629	31,381	76,418	27,913

Total acquired intangible assets	$123,380	$31,381	$123,178	$27,913

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Amortization expense	$1,879	$1,725	$3,510	$2,873

Amortization expense related to acquired intangible assets for the remainder of fiscal 2012 and the next five years thereafter is estimated as follows (in thousands):

2012	$3,184
2013	$5,713
2014	$4,826
2015	$4,691
2016	$4,356
2017	$3,988

6. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. For the three and six months ended June 30, 2012, the Company incurred expense of $367,000 and $666,000, respectively, for legal services from this firm. The Company incurred $672,000 and $1,224,000 for legal services from this firm during the three and six months ended June 30, 2011, respectively. Of the amounts incurred during the six months ended June 30, 2012 and 2011, $12,000 and $170,000, respectively, related to services provided in connection with the sale of businesses and were recognized as a component of discontinued operations. All other amounts incurred during the 2012 and 2011 periods were expensed as a component of selling, general, and administrative expenses. At June 30, 2012 and December 31, 2011, the Company had $358,000 and $277,000, respectively, recorded in accounts payable for amounts due to this law firm.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the ten participating lenders which have committed capital under the Company’s Fourth Amended and Restated Credit Agreement dated October 11, 2011 (the Senior Credit Agreement). As of June 30, 2012 and December 31, 2011, the Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. No amounts were outstanding on the revolving credit facility as of June 30, 2012 and December 31, 2011.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,491 and $1,677 at June 30, 2012 and December 31, 2011, respectively	$202,509	$202,323
Other debt	4,436	4,840

Total debt	206,945	207,163
Less current maturities	417	417

Total long-term debt	$206,528	$206,746

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivable, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Company can request additional financing from the banks to increase the revolving credit facility to $250 million under the terms of the Senior Credit Agreement.

The revolving credit facility is currently committed through June 8, 2015, six months prior to the maturity date of the 8% Senior Subordinated Notes. Should the Company choose to refinance the Notes prior to June 8, 2015, the maturity date of the revolving credit facility extends to October 10, 2016. All revolving credit borrowings must be repaid on or before the maturity date. Interest rates on the revolving credit facility continue to be based on the London Interbank Offering Rate (LIBOR) plus an additional margin ranging from 2.0% to 2.5%. In addition, the revolving credit facility is subject to an annual commitment fee calculated as 0.375% of the daily average undrawn balance.

Standby letters of credit of $13,592,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of June 30, 2012. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of June 30, 2012, the Company had $149,803,000 of availability under the revolving credit facility.

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of June 30, 2012, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.

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

8. EMPLOYEE RETIREMENT AND OTHER POST-RETIREMENT BENEFIT PLANS

The following tables present the components of net periodic pension and other post-retirement benefit costs charged to expense for the three and six months ended June 30 (in thousands):

	Pension Benefit
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$—	$9	$—	$20
Interest cost	28	35	55	70
Amortization of unrecognized prior service cost	3	3	7	7
Gain amortization	—	(53)	—	(108)

Net periodic benefit costs	$31	$(6)	$62	$(11)

	Other Post-retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$4	$4	$8	$7
Interest cost	56	69	112	139
Amortization of unrecognized prior service cost	—	(1)	—	(1)
Loss amortization	27	31	54	62

Net periodic benefit costs	$87	$103	$174	$207

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post- Retirement Health Care Costs	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2011	$(2,446)	$71	$(975)	$(3,350)
Current period change	(61)	4	31	(26)

Balance at June 30, 2012	$(2,507)	$75	$(944)	$(3,376)

10. EQUITY-BASED COMPENSATION

The Company awards equity-based compensation to employees and directors that are settled both in cash and stock. Cash settled equity-based compensation includes performance stock units and restricted stock units granted under the Management Stock Purchase Plan. These awards are recognized as liabilities on the consolidated balance sheet and the related compensation expense is recognized as the awards vest and fair value fluctuates each reporting period. Stock settled equity awards include stock options, restricted stock units, and restricted stock. Compensation expense related to these awards is recognized over the vesting period based on the grant date fair value of the award. The Company uses the straight-line method of attributing the value of stock-based compensation expense over the vesting periods. Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, executives, and key employees with a vesting period that typically equals four years with graded vesting.

The Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the Plan) is an incentive compensation plan that allows the Company to grant equity-based incentive compensation awards to eligible participants to provide them an additional incentive to increase the value of the Company, to increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company’s employ. Awards under the plan may be in the form of options, restricted shares, restricted units, performance shares, performance stock units, and rights. The Plan provides for the issuance of up to 3,000,000 shares of common stock. Of the total number of shares of common stock issuable under the Plan, the aggregate number of shares which may be issued in connection with grants of incentive stock options and rights cannot exceed 900,000 shares. Vesting terms and award life are governed by the award document.

The following table provides the number of restricted stock units (that will convert to shares upon vesting) and restricted stock that were issued during the six months ended June 30 along with the weighted average grant date fair value of each award:

	2012		2011
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	74,532	$14.36	163,834	$13.95
Restricted shares	11,130	$11.86	6,000	$13.63

On March 24, 2011, the Company’s Chairman and Chief Executive Officer surrendered a portion of his 2010 restricted stock unit grant. The unamortized portion of compensation expense related to these awards, totaling $885,000, was accelerated and recognized as compensation included in selling, general, and administrative expense for the three months ended March 31, 2011.

In September 2009, the Company awarded 905,000 performance stock units with a grant-date fair value of $12,643,000 and a vesting period of three years. The final number of performance stock units earned was determined based on the Company’s total stockholder returns relative to a peer group for three separate performance periods, consisting of the years ended December 31, 2009, 2010, and 2011. The performance stock units earned were converted to cash based on the trailing 90-day closing price of the Company’s common stock as of the last day of the third performance period and totaled $8,319,000 which was paid in January 2012.

In January 2012, the Company awarded 295,000 performance stock units with grant date fair value of $4,152,000. As of June 30, 2012, 280,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to the S&P Small Cap 600 Index for the calendar year of 2012. The cost of the January 2012 performance stock awards will be recognized over the performance period of 2012, plus an additional two years of vesting. After the three-year period, any performance stock units earned will convert to cash based on the trailing 90-day closing price of the Company’s common stock as of December 31, 2014 and be payable in January 2015.

The following table summarizes the compensation (recovery) expense recognized from the change in fair value and vesting of performance stock units for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Performance stock unit compensation (recovery) expense	$(563)	$217	$116	$(949)

The Management Stock Purchase Plan (MSPP) is an integral component of the Plan and provides participants the ability to defer a portion of their salary, their annual bonus under the Management Incentive Compensation Plan, and Directors’ fees. The deferral is converted to restricted stock units and credited to an account together with a company-match in restricted stock units equal to a percentage of the deferral amount. The account is converted to cash at the trailing 200-day average closing price of the Company’s stock and payable to the participants upon termination of their service to the Company. The matching portion vests only if the participant has reached their sixtieth (60th) birthday. If a participant terminates their service to the Company prior to age sixty (60), the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current ten-year U.S. Treasury note rate. The account is then paid out in five equal annual cash installments.

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the six months ended June 30, 2012 and 2011, 230,673 and 154,507 restricted stock units, respectively, including the company-match, were credited to participant accounts. At June 30, 2012 and December 31, 2011, the value of the restricted stock units in the MSPP was $12.71 and $11.15 per unit, respectively. At June 30, 2012 and December 31, 2011, 754,264 and 533,548 restricted stock units, including the company-match, were credited to participant accounts including 87,909 and 65,374, respectively, of unvested restricted stock units. The Company made disbursements of $542,000 and $518,000 out of MSPP accounts during the six months ended June 30, 2012 and 2011, respectively.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At June 30, 2012, the fair value of outstanding debt was $212,924,000 compared to its carrying value of $206,945,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices, a level one input.

As described in Note 4 of the consolidated financial statements, the Company completed an acquisition during the six months ended June 30, 2012, and two acquisitions during the year ended December 31, 2011. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to allocate fair values to inventory; property, plant, and equipment; and intangible assets included the cost approach, market approach, relief-from-royalty income approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment, forecasted net sales and incomes, and royalty rates.

12. DISCONTINUED OPERATIONS

On March 10, 2011, the Company sold the stock of the United Steel Products business (USP) for cash proceeds of $59,029,000, inclusive of a $1,029,000 related to working capital adjustment received in June 2011. The divestiture of USP allowed the Company to allocate capital resources to businesses with strong market leadership positions and growth potential. The Company recognized a pre-tax gain of $14,022,000 from the transaction.

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

For certain transactions, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. For the six months ended June 30, 2012, management recorded a contingent liability for environmental remediation related to a discontinued operation. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operations.

The results of operations for divested business have been classified as discontinued operations in the consolidated financial statements for all periods presented.

The Company allocates interest to its discontinued operations in accordance with FASB ASC Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations”.

Components of the (loss) income from discontinued operations, including the interest allocated to discontinued operations, for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$—	$—	$—	$9,057
Operating expenses	(16)	(78)	(153)	(8,920)
Gain on sale of business	—	1,029	—	14,022
Interest expense allocation	—	—	—	(262)

(Loss) income from discontinued operations before taxes	$(16)	$951	$(153)	$13,897

13. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company has focused on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of its facilities and production lines. In the six months ended June 30, 2012, the Company consolidated two facilities into other existing facilities and discontinued an uncompetitive product line. Three facilities were consolidated during the full year of 2011 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. These restructuring activities also resulted in $1,467,000 and $198,000 of asset impairment charges related to the facility consolidations and product line discontinued during the six months ended June 30, 2012 and 2011, respectively.

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$1,113	$317	$2,879	$1,175
Selling, general and administrative expense	4	473	18	483

Total exit activity costs and asset impairments	$1,117	$790	$2,897	$1,658

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2012	2011
Accrued costs as of January 1	$2,315	$2,069
Exit activity costs recognized	1,430	1,460
Cash payments	(2,129)	(1,100)

Accrued costs as of June 30	$1,616	$2,429

14. INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations for the three and six months ended June 30 and the applicable effective tax rates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Provision for income taxes	$4,066	$5,184	$4,997	$6,534
Effective tax rate	33.9%	41.7%	34.8%	42.9%

The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2012 could be materially different from the forecasted rate used for the six months ended June 30, 2012.

The provision of income taxes resulted in an effective tax rate of 33.9% and 34.8% for the three and six months ended June 30, 2012, respectively, which was less than the U.S. federal statutory tax rate of 35%. These lower rates were largely due to the reversal of an uncertain tax position of $0.6 million during the second quarter of 2012, net of the impact of state taxes and non-deductible permanent items.

The provision for income taxes resulted in an effective tax rate of 41.7% for the three months ended June 30, 2011. The effective tax rate was greater than the U.S. federal statutory rate of 35% during this period due to the impact of state taxes and non-deductible permanent items. The effective tax rate of 42.9% was higher during the six months ended June 30, 2011 due to the recognition of the $885,000 charge related to surrendered equity compensation described in Note 10. As this was a permanent difference, no tax benefit was recognized to offset the charge.

15. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise of shares issuable under its equity compensation plans described in Note 10 of the consolidated financial statements. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$7,915	$7,246	$9,364	$8,687
(Loss) income from discontinued operations	(9)	559	(96)	7,527

Income available to common stockholders	$7,906	$7,805	$9,268	$16,214

Denominator for basic income per share:
Weighted average shares outstanding	30,735	30,441	30,726	30,433

Denominator for diluted income per share:
Weighted average shares outstanding	30,735	30,441	30,726	30,433
Common stock options and restricted stock	80	185	80	177

Weighted average shares and conversions	30,815	30,626	30,806	30,610

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING INCOME STATEMENTS

THREE MONTHS ENDED JUNE 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$199,229	$25,891	$(5,386)	$219,734

Cost of sales	—	161,007	21,981	(4,980)	178,008

Gross profit	—	38,222	3,910	(406)	41,726
Selling, general, and administrative expense	85	23,127	2,221	—	25,433

(Loss) income from operations	(85)	15,095	1,689	(406)	16,293

Interest expense (income)	4,239	416	(28)	—	4,627
Other income	—	(312)	(3)	—	(315)

(Loss) income before taxes	(4,324)	14,991	1,720	(406)	11,981

(Benefit of) provision for income taxes	(1,701)	5,337	430	—	4,066

(Loss) income from continuing operations	(2,623)	9,654	1,290	(406)	7,915

Discontinued operations:
Loss from discontinued operations before taxes	—	(16)	—	—	(16)
Benefit of income taxes	—	(7)	—	—	(7)

Loss from discontinued operations	—	(9)	—	—	(9)
Equity in earnings from subsidiaries	10,935	1,290	—	(12,225)	—

Net income	$8,312	10,935	$1,290	$(12,631)	$7,906

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING INCOME STATEMENTS

THREE MONTHS ENDED JUNE 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$186,222	$27,557	$(4,972)	$208,807

Cost of sales	—	144,954	22,903	(4,478)	163,379

Gross profit	—	41,268	4,654	(494)	45,428

Selling, general, and administrative expense	(53)	25,739	2,352	—	28,038

Income from operations	53	15,529	2,302	(494)	17,390

Interest expense (income)	4,348	651	(1)	—	4,998
Other income	—	(22)	(16)	—	(38)

(Loss) income before taxes	(4,295)	14,900	2,319	(494)	12,430

(Benefit of) provision for income taxes	(1,675)	6,159	700	—	5,184

(Loss) income from continuing operations	(2,620)	8,741	1,619	(494)	7,246

Discontinued operations:
Income from discontinued operations before taxes	—	951	—	—	951
Provision for income taxes	—	392	—	—	392

Income from discontinued operations	—	559	—	—	559

Equity in earnings from subsidiaries	10,919	1,619	—	(12,538)	—

Net income	$8,299	$10,919	$1,619	$(13,032)	$7,805

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING INCOME STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$369,129	$53,505	$(10,729)	$411,905

Cost of sales	—	298,805	45,858	(9,965)	334,698

Gross profit	—	70,324	7,647	(764)	77,207

Selling, general, and administrative expense	55	49,347	4,489	—	53,891

(Loss) income from operations	(55)	20,977	3,158	(764)	23,316

Interest expense (income)	8,474	888	(61)	—	9,301
Other income	—	(342)	(4)	—	(346)

(Loss) income before taxes	(8,529)	20,431	3,223	(764)	14,361

(Benefit of) provision for income taxes	(3,276)	7,435	838	—	4,997

(Loss) income from continuing operations	(5,253)	12,996	2,385	(764)	9,364

Discontinued operations:
Loss from discontinued operations before taxes	—	(153)	—	—	(153)
Benefit of income taxes	—	(57)	—	—	(57)

Loss from discontinued operations	—	(96)	—	—	(96)

Equity in earnings from subsidiaries	15,285	2,385	—	(17,670)	—

Net income	$10,032	$15,285	$2,385	$(18,434)	$9,268

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING INCOME STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$328,494	$55,282	$(11,406)	$372,370

Cost of sales	—	260,173	47,018	(10,294)	296,897

Gross profit	—	68,321	8,264	(1,112)	75,473

Selling, general, and administrative expense	(183)	46,517	4,527	—	50,861

Income from operations	183	21,804	3,737	(1,112)	24,612

Interest expense (income)	8,693	762	(3)	—	9,452
Other income	—	(38)	(23)	—	(61)

(Loss) income before taxes	(8,510)	21,080	3,763	(1,112)	15,221

(Benefit of) provision for income taxes	(3,319)	8,592	1,261	—	6,534

(Loss) income from continuing operations	(5,191)	12,488	2,502	(1,112)	8,687
Discontinued operations:
Income from discontinued operations before taxes	—	13,678	219	—	13,897
Provision for income taxes	—	6,269	101	—	6,370

Income from discontinued operations	—	7,409	118	—	7,527

Equity in earnings from subsidiaries	22,517	2,620	—	(25,137)	—

Net income	$17,326	$22,517	$2,620	$(26,249)	$16,214

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$8,312	$10,935	$1,290	$(12,631)	$7,906
Other comprehensive income:
Foreign currency translation adjustment	—	—	(1,996)	—	(1,996)
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	15	—	—	15

Other comprehensive income (loss)	—	17	(1,996)	—	(1,979)

Total comprehensive income (loss)	$8,312	$10,952	$(706)	$(12,631)	$5,927

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$8,299	$10,919	$1,619	$(13,032)	$7,805
Other comprehensive income:
Foreign currency translation adjustment	—	—	577	—	577
Adjustment to retirement benefit liability, net of tax	—	(31)	—	—	(31)
Adjustment to post-retirement health care liability, net of tax	—	19	—	—	19

Other comprehensive (loss) income	—	(12)	577	—	565

Total comprehensive income	$8,299	$10,907	$2,196	$(13,032)	$8,370

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$10,032	$15,285	$2,385	$(18,434)	$9,268
Other comprehensive income:
Foreign currency translation adjustment	—	—	(61)	—	(61)
Adjustment to retirement benefit liability, net of tax	—	4	—	—	4
Adjustment to post-retirement health care liability, net of tax	—	31	—	—	31

Other comprehensive income (loss)	—	35	(61)	—	(26)

Total comprehensive income	$10,032	$15,320	$2,324	$(18,434)	$9,242

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$17,326	$22,517	$2,620	$(26,249)	$16,214
Other comprehensive income:
Foreign currency translation adjustment	—	—	3,211	—	3,211
Adjustment to retirement benefit liability, net of tax	—	(62)	—	—	(62)
Adjustment to post-retirement health care liability, net of tax	—	38	—	—	38

Other comprehensive (loss) income	—	(24)	3,211	—	3,187

Total comprehensive income	$17,326	$22,493	$5,831	$(26,249)	$19,401

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

JUNE 30, 2012

(in thousands)

	Gibraltar	Guarantor	Non-Guarantor
	Industries, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$27,180	$16,883	$—	$44,063
Accounts receivable, net	—	99,733	15,416	—	115,149
Intercompany balances	15,997	4,692	(20,689)	—	—
Inventories	—	106,552	9,391	—	115,943
Other current assets	3,275	8,988	2,177	—	14,440

Total current assets	19,272	247,145	23,178	—	289,595

Property, plant, and equipment, net	—	134,425	11,349	—	145,774
Goodwill	—	320,772	27,489	—	348,261
Acquired intangibles	—	83,262	8,737	—	91,999
Other assets	2,529	4,438	1	—	6,968
Investment in subsidiaries	651,810	53,939	—	(705,749)	—

	$673,611	$843,981	$70,754	$(705,749)	$882,597

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$74,017	$9,201	$—	$83,218
Accrued expenses	785	39,005	3,222	—	43,012
Current maturities of long-term debt	—	417	—	—	417

Total current liabilities	785	113,439	12,423	—	126,647

Long-term debt	202,509	4,019	—	—	206,528
Deferred income taxes	—	52,092	3,731	—	55,823
Other non-current liabilities	—	22,621	661	—	23,282
Total shareholders’ equity	470,317	651,810	53,939	(705,749)	470,317

	$673,611	$843,981	$70,754	$(705,749)	$882,597

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$34,691	$19,426	$—	$54,117
Accounts receivable, net	—	77,395	13,200	—	90,595
Intercompany balances	16,762	4,811	(21,573)	—	—
Inventories	—	101,637	7,633	—	109,270
Other current assets	6,339	7,676	857	—	14,872

Total current assets	23,101	226,210	19,543	—	268,854

Property, plant, and equipment, net	—	140,343	11,631	—	151,974
Goodwill	—	320,771	27,555	—	348,326
Acquired intangibles	—	86,160	9,105	—	95,265
Other assets	2,890	4,745	1	—	7,636
Investment in subsidiaries	637,628	52,173	—	(689,801)	—

	$663,619	$830,402	$67,835	$(689,801)	$872,055

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$59,600	$7,720	$—	$67,320
Accrued expenses	1,360	55,670	3,657	—	60,687
Current maturities of long-term debt	—	417	—	—	417

Total current liabilities	1,360	115,687	11,377	—	128,424

Long-term debt	202,323	4,423	—	—	206,746
Deferred income taxes	—	52,065	3,736	—	55,801
Other non-current liabilities	—	20,599	549	—	21,148
Total shareholders’ equity	459,936	637,628	52,173	(689,801)	459,936

	$663,619	$830,402	$67,835	$(689,801)	$872,055

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities

Net cash (used in) provided by operating activities of continuing operations	$(7,982)	$3,902	$2,082	$—	$(1,998)
Net cash used in operating activities of discontinued operations	—	(36)	—	—	(36)

Net cash (used in) provided by operating activities	(7,982)	3,866	2,082	—	(2,034)

Cash Flows from Investing Activities

Cash paid for acquisitions, net of cash acquired	—	—	(2,705)	—	(2,705)
Purchases of property, plant, and equipment	—	(3,948)	(614)	—	(4,562)
Net proceeds from sale of property and equipment	—	413	1	—	414

Net cash used in investing activities	—	(3,535)	(3,318)	—	(6,853)

Cash Flows from Financing Activities

Long-term debt payments	—	(404)	—	—	(404)
Net proceeds from issuance of common stock	10	—	—	—	10
Tax benefit from equity compensation	59	—	—	—	59
Intercompany financing	8,881	(7,438)	(1,443)	—	—
Purchase of treasury stock at market prices	(968)	—	—	—	(968)

Net cash provided by (used in) financing activities	7,982	(7,842)	(1,443)	—	(1,303)

Effect of exchange rate changes on cash	—	—	136	—	136

Net decrease in cash and cash equivalents	—	(7,511)	(2,543)	—	(10,054)

Cash and cash equivalents at beginning of year	—	34,691	19,426	—	54,117

Cash and cash equivalents at end of period	$—	$27,180	$16,883	$—	$44,063

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities

Net cash (used in) provided by operating activities of continuing operations	$(7,976)	$1,820	$3,037	$—	$(3,119)
Net cash (used in) provided by operating activities of discontinued operations	—	(3,182)	48	—	(3,134)

Net cash (used in) provided by operating activities	(7,976)	(1,362)	3,085	—	(6,253)

Cash Flows from Investing Activities

Cash paid for acquisitions, net of cash acquired	—	(107,605)	—	—	(107,605)
Purchases of property, plant, and equipment	—	(4,272)	(275)	—	(4,547)
Purchase of equity method investment	—	(250)	—	—	(250)
Net proceeds from sale of property and equipment	—	474	—	—	474
Net proceeds from sale of business	—	59,029	—	—	59,029

Net cash used in investing activities	—	(52,624)	(275)	—	(52,899)

Cash Flows from Financing Activities

Proceeds from long-term debt	—	62,558	—	—	62,558
Long-term debt payments	—	(42,958)	—	—	(42,958)
Net proceeds from issuance of common stock	10	—	—	—	10
Intercompany financing	8,785	(8,651)	(134)	—	—
Purchase of treasury stock at market prices	(819)	—	—	—	(819)

Net cash provided by (used in) financing activities	7,976	10,949	(134)	—	18,791

Effect of exchange rate changes on cash	—	—	588	—	588

Net (decrease) increase in cash and cash equivalents	—	(43,037)	3,264	—	(39,773)

Cash and cash equivalents at beginning of year	—	46,349	14,517	—	60,866

Cash and cash equivalents at end of period	$—	$3,312	$17,781	$—	$21,093

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

Overview

Gibraltar is a leading manufacturer and distributor of products for building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, and a wide-variety of other structures. These products include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, bar grating, expanded metal, metal lath, and expansion joints and structural bearings. Our customers are major home improvement retailers and distributors predominantly throughout North America with less than ten percent of revenues from Europe. As of June 30, 2012, we operated 40 facilities in 20 states, Canada, England, and Germany, giving us a broad platform for just-in-time delivery and support to our customers.

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

Regarding the growth of our business through acquisitions, on February 8, 2012, the Company purchased the assets of the metal grating fabrication and distribution business of Edvan Industries, Inc. (Edvan), based near Edmonton, Alberta, Canada. The acquisition of Edvan, which serves the oil sands region of Western Canada, was acquired for approximately $3 million.

On June 3, 2011, the Company acquired Pacific Award Metals, Inc. (Award Metals) for $13 million. Award Metals is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialized clips and connectors for concrete forms used in the West Coast residential construction markets.

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

We have been able to maintain and improve a strong liquidity position as a result of our consolidation of facilities, acquisitions, introduction of new product and expansion of market share. Using cash generated from operations, we made significant repayments against our outstanding debt and had no debt outstanding against our revolving credit facility during the six months ended June 30, 2012. At June 30, 2012, our liquidity was $194 million including $44 million of cash and $150 million of availability under our revolving credit facility.

For the quarter ended June 30, 2012, our net sales improved 5% compared to the prior year. The improvement was attributable to the combined effect from the Edvan and Award Metals acquisitions which were not included or were partially included in revenues for the second quarter of 2011 and from organic sales growth except by businesses serving residential markets on the West Coast and those serving the European markets. The positive earnings impact of this growth was more than offset by the margin compression from raw material costs in relation to pricing as compared to the second quarter last year, as well as, the continued restructuring costs for our West Coast operations relating to the Award Metals integration. As a result, our operating margin declined to 7.4% for the second quarter of 2012 from 8.3% in the second quarter of 2011.

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table sets forth selected data from our statement of operations and the related percentage of net sales for the three months ended June 30 (in thousands):

	2012		2011
Net sales	$219,734	100.0%	$208,807	100.0%
Cost of sales	178,008	81.0	163,379	78.2

Gross profit	41,726	19.0	45,428	21.8
Selling, general, and administrative expense	25,433	11.6	28,038	13.5

Income from operations	16,293	7.4	17,390	8.3
Interest expense	4,627	2.0	4,998	2.3
Other income	(315)	-0.1	(38)	0.0

Income before taxes	11,981	5.5	12,430	6.0
Provision for income taxes	4,066	1.9	5,184	2.5

Income from continuing operations	7,915	3.6	7,246	3.5
(Loss) income from discontinued operations	(9)	0.0	559	0.2

Net income	$7,906	3.6%	$7,805	3.7%

Net sales increased by $10.9 million, or 5.2%, to $219.7 million for the three months ended June 30, 2012 from net sales of $208.8 million for the three months ended June 30, 2011. The following table sets forth the impact of the Company’s acquisitions on net sales for the three months ended June 30 (in thousands):

			Total	Change Due To
	2012	2011	Change	Acquisitions	Operations
Net sales	$219,734	$208,807	$10,927	$4,299	$6,628

The increase in net sales from the prior year was the result of the incremental sales generated by the Edvan and Award Metals acquisitions completed during the past thirteen months, which were not included in the prior year quarter, and contributed $4.3 million of net sales for the second quarter of 2012, along with increases in net sales from operations of $6.6 million, an organic increase of 3.2%. The increase in net sales from operations was the result of a 5.9% increase in volumes, partially offset by 2.6% decrease in pricing to customers. Volumes increased steadily across most of our businesses. Our small exposure to Europe showed a decrease in net sales compared to second quarter last year as the sovereign debt crisis there has suppressed demand for our building products. The lower selling prices were primarily the result of declining commodity costs for steel and aluminum and meeting selective competitive conditions.

Our gross margin decreased to 19.0% for the three months ended June 30, 2012 compared to 21.8% for the three months ended June 30, 2011. The 280 basis point decrease in gross margin from the prior year was attributable, in part, to a less favorable alignment of material costs to customer selling prices. Additionally, as we continue to combine several West Coast locations with similar market characteristics into a single entity, we have incurred costs this quarter related to this consolidation and continued integration of the Award Metals acquisition which included a $2.2 million charge to accelerate the reduction of inventory. The decreases in gross margin from these factors were partially offset by favorable leverage from organic volume growth. We believe the initiatives to restructure our West Coast businesses will lead to improved gross margins in future periods as we complete this consolidation.

Selling, general, and administrative expenses (SG&A) decreased by $2.6 million, or 9.3%, to $25.4 million for the three months ended June 30, 2012 from $28.0 million for the three months ended June 30, 2011. The $2.6 million decrease was the result of a $1.4 million reduction in equity compensation costs and a $0.7 million decrease in restructuring and transactions costs related to acquisitions. SG&A expenses as a percentage of net sales decreased to 11.6% in the second quarter of 2012 compared to 13.5% in 2011.

Interest expense decreased $0.4 million to $4.6 million for the three months ended June 30, 2012 compared to $5.0 million for the three months ended June 30, 2011. Net interest expense in the second quarter of 2011 was higher due to funds borrowed under our revolving credit facility to finance the acquisitions of D.S. Brown and Award Metals. No amounts were outstanding under our revolving credit facility during the three months ended June 30, 2012.

We recognized a provision for income taxes of $4.1 million for the three months ended June 30, 2012, an effective tax rate of 33.9%, compared with a provision for income taxes of $5.2 million, an effective rate of 41.7% for the same time period in 2011. The effective tax rate for the second quarter of 2012 was lower than the second quarter of 2011 and lower than the U.S. federal statutory rate of 35% primarily due to the reversal of an uncertain tax position of $0.6 million during the quarter, plus a reduction in non-deductible expenses. The effective tax rate for the second quarter of 2011 exceeded the U.S. federal statutory rate due to state taxes and non-deductible permanent differences.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table sets forth selected data from our statement of operations and the related percentage of net sales for the six months ended June 30 (in thousands):

	2012		2011
Net sales	$411,905	100.0%	$372,370	100.0%
Cost of sales	334,698	81.3	296,897	79.7

Gross profit	77,207	18.7	75,473	20.3
Selling, general, and administrative expense	53,891	13.0	50,861	13.7

Income from operations	23,316	5.7	24,612	6.6
Interest expense	9,301	2.3	9,452	2.5
Other income	(346)	-0.1	(61)	0.0

Income before taxes	14,361	3.5	15,221	4.1
Provision for income taxes	4,997	1.2	6,534	1.8

Income from continuing operations	9,364	2.3	8,687	2.3
(Loss) income from discontinued operations	(96)	0.0	7,527	2.1

Net income	$9,268	2.3%	$16,214	4.4%

Net sales increased by $39.5 million, or 10.6%, to $411.9 million for the six months ended June 30, 2012 from net sales of $372.4 million for the six months ended June, 2011. The following table sets forth the impact of the Company’s acquisitions on net sales for the six months ended June 30 (in thousands):

			Total	Change Due To
	2012	2011	Change	Acquisitions	Operations
Net sales	$411,905	$372,370	$39,535	$26,102	$13,433

The increase in net sales from the prior year was primarily the result of the incremental sales generated by three acquisitions completed during the past fifteen months which contributed $26.1 million or 7% of net sales for the first half of 2012. Net sales from business units operating in both periods increased 3.6% or $13.4 million, the result of a 2.6% increase in volumes and a 1.1% increase in pricing to customers. While overall volume increased compared to the first half of 2011 for our products sold into the majority of our geographic markets, these increases were partially offset by the declines in volume sold in the West Coast residential markets and European markets. The modest increase in pricing offered to customers the first half of the year was the result of covering raw material inflation in the earlier part of the year.

Despite our increase in net sales and a modest increase in pricing, our gross margin decreased to 18.7% for the six months ended June 30, 2012 compared to 20.3% for the six months ended June 30, 2011. A less favorable alignment of material costs to customer selling prices contributed to this decline. Additionally, as we continue to consolidate certain of our West Coast locations with similar products and market characteristics and the Award Metals acquisitions into a single entity, we have incurred costs related to this consolidation which included a $2.2 million charge to write-down excess inventory in the second quarter of 2012. These factors were partially offset by favorable leverage from organic volume growth. We believe the initiatives to restructure the West Coast locations will lead to improved gross margins in future periods as we complete this consolidation.

Selling, general, and administrative expenses increased by $3.0 million, or 6.0%, to $53.9 million for the six months ended June 30, 2012 from $50.9 million for the six months ended June 30, 2011. The $3.0 million increase was the net result of $4.2 million of SG&A expense from acquired businesses, offset by a $1.0 million reduction in restructuring and acquisition related costs from the prior year. Although we experienced an increase in expenses, SG&A expenses as a percentage of net sales decreased to 13.0% in the first half of 2012 compared to 13.7% in 2011.

Interest expense decreased $0.2 million to $9.3 million for the six months ended June 30, 2012 compared to $9.5 million for the six months ended June 30, 2011. The interest expense incurred in both periods primarily relates to our $204.0 million of Senior Subordinated 8% Notes. Net interest expense for the six months ended June 30, 2011, was higher due to funds borrowed under our revolving credit facility to finance the acquisitions of D.S. Brown and Award Metals, partially offset by $0.2 million of interest income earned on the $8.5 million note held resulting from the sale of SCM Metal Products in 2008. This note receivable was fully paid in November 2011. No amounts were outstanding under our revolving credit facility during the six months ended June 30, 2012.

We recognized a provision for income taxes of $5.0 million for the six months ended June 30, 2012, an effective tax rate of 34.8%, compared with a provision for income taxes of $6.5 million, an effective rate of 42.9% for the same time period in 2011. The effective tax rate for the first half of 2012 was less than a year ago and less than the U.S. federal statutory rate of 35% due to the reversal of an uncertain tax position of $0.6 million and lower non-deductible expenses during the quarter ended June 30, 2012. The effective tax rate for the same time period in 2011 exceeded the U.S. federal statutory rate due to state taxes and non-deductible permanent differences, along with a $0.9 million charge for the equity compensation surrendered by Gibraltar’s Chief Executive Officer which was not deductible for tax purposes.

Outlook

We expect modest improvements in all markets we serve to continue during 2012, including the industrial and infrastructure markets, as well as, the residential and non-residential construction markets. We believe that for the full year 2012, we will have organic revenue growth of approximately 2%, from our core businesses along with incremental revenue from recent acquisitions of approximately $30 million. The extent and timing of any sustained economic recovery in these markets remain uncertain.

We expect full year gross margin to approximate 20% based on our assumption that volatility in raw material costs will level out, as well as, costs to complete our West Coast region reorganization will subside. For 2012, we expect SG&A expense to approximate $26 million per quarter, or 13% of full year revenues.

Our expectations for other financial measures for our continuing operations include net interest expense at a run rate of $4.7 to $4.8 million per quarter, a full year effective tax rate of 37%, and capital expenditures of $16 million for the year.

Over the long-term, we believe that the fundamentals of the industrial and infrastructure markets, along with our residential markets, are positive and the aggressive actions taken to streamline and improve the efficiency of our business have reduced our break-even point and positioned Gibraltar to generate marked improvements in profitability when economic and market conditions return toward historical levels.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our business and facilities, and to fund acquisitions. During the next twelve months, we will focus on investing in growth opportunities while also maintaining working capital efficiency and cost reduction efforts to minimize the cash invested to grow our business. During the first half of 2012, we invested cash in our working capital to meet the upcoming higher seasonal demand from our customers as noted below in the “Cash Flow” section of Item 2 of this Quarterly Report on Form 10-Q.

As of June 30, 2012, our liquidity of $193.9 million consisted of $44.1 million of cash and $149.8 million of availability under our revolving credit facility. We believe this liquidity together with the cash expected to be generated from operations should be sufficient to fund working capital needs and future growth. We continue to search for strategic acquisitions noting that a larger acquisition may require additional borrowings and/or the issuance of our common stock.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to fund capital improvements to their businesses and facilities. As of June 30, 2012, our foreign subsidiaries held $16.9 million of cash. We believe cash held by our foreign subsidiaries and their expected future ability to generate cash from operations provide our foreign operations with the necessary liquidity to meet their future obligations and allow the foreign business units to reinvest in their operations and could eventually be used to help grow our business internationally through transactions similar to our acquisition of Edvan.

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

Cash Flows

The following table sets forth selected cash flow data for the six months ended June 30 (in thousands):

	2012	2011
Cash (used in) provided by:
Operating activities of continuing operations	$(1,998)	$(3,119)
Investing activities of continuing operations	(6,853)	(52,899)
Financing activities of continuing operations	(1,303)	18,791
Discontinued operations	(36)	(3,134)
Effect of exchange rate changes	136	588

Net decrease in cash and cash equivalents	$(10,054)	$(39,773)

During the six months ended June 30, 2012, net cash used in continuing operations totaled $2.0 million, primarily driven by a $30.3 million investment in working capital partially offset by net income from continuing operations of $9.4 million and non-cash charges including depreciation, amortization, and stock compensation of $18.9 million. Net cash used in operating activities for the six months ended June 30, 2011 was $3.1 million primarily driven by a $29.9 million investment in working capital, partially offset by income from continuing operations of $8.7 million and non-cash charges including depreciation, amortization, and stock compensation of $18.1 million.

During the six months ended June 30, 2012, the Company invested $30.3 million in its working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets included $24.9 million and $7.1 million increases in accounts receivable and inventory, respectively, partially offset by a $15.9 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonally higher customer order levels that impact our business. The decrease in accrued expenses and other non-current liabilities of $14.9 million were largely due to performance-based variable compensation awards earned in 2009 and 2011 that were paid during the first quarter of 2012.

Net cash used in investing activities of continuing operations for the six months ended June 30, 2012 of $6.9 million consisted of $2.7 million for the Edvan acquisition and $4.6 million for capital expenditures. Cash used in investing activities during the six months ended June 30, 2011 of $52.9 million consisted primarily of $107.6 million of acquisitions and capital expenditures of $4.5 million offset by $59.0 million of proceeds from the sale of our USP business.

Net cash used in financing activities from continuing operations for the six months ended June 30, 2012 of $1.3 million primarily consisted of tax withholdings paid for stock issued to employees from the vesting of restricted stock units. Cash provided by financing activities for the six months ended June 30, 2011 of $18.8 million primarily consisted of net borrowings of $19.6 million under our Senior Credit Agreement.

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

Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which are payable quarterly. As of June 30, 2012, no amounts were outstanding on the revolving credit facility. We had outstanding letters of credit of $13.6 million as of June 30, 2012.

The Company’s $204.0 million of 8% Notes were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. The 8% Notes are currently redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declined to 103% on December 1, 2011 and will decline to 101% and 100% on and after December 1, 2012 and 2013, respectively. The 8% Notes are due December 1, 2015. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. As of June 30, 2012, we had $202.5 million, net of discount, of our 8% Notes outstanding.

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

Off Balance Sheet Financing Arrangements

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Related Party Transactions

A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three and six months ended June 30, 2012, the Company incurred expense of $0.4 million and $0.7 million, respectively, for legal services from this firm. The Company incurred $0.7 million and $1.2 million for legal services from this firm during the three and six months ended June 30, 2011. At June 30, 2012 and December 31, 2011, the Company had $0.4 million and $0.3 million, respectively, recorded in accounts payable for amounts due to this law firm.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the ten participating lenders which have committed capital to our $200 million revolving credit facility in the Company’s Senior Credit Agreement. All amounts outstanding under the revolving credit facility were repaid in full as of June 30, 2012 and December 31, 2011. Therefore, no principal or interest was paid to the lenders during the six months ended June 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

6(a) Exhibits

a.	Exhibit 3.1 – Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed May 22 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 22, 2012).

b.	Exhibit 10.1 – Fourth Amendment and Restatement of the Gibraltar Industries, Inc. Management Stock Purchase Plan filed June 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 27, 2012).

c.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 31.2 – Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 31.3 – Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.	Exhibit 32.2 – Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

h.	Exhibit 32.3 – Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

i.	Exhibit 101.INS – XBRL Instance Document *

j.	Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document *

k.	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document *

l.	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document *

m.	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document *

n.	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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

Date: August 2, 2012