Form 10-Q
period 2012-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2012-11-01
CIK 912562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 29, 2012, the number of common shares outstanding was: 30,564,482

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$205,514	$220,096	$617,419	$592,466
Cost of sales	165,286	177,133	499,984	474,030

Gross profit	40,228	42,963	117,435	118,436
Selling, general, and administrative expense	24,479	24,602	78,370	75,463

Income from operations	15,749	18,361	39,065	42,973
Interest expense	4,688	4,869	13,989	14,321
Other (income) expense	(55)	15	(401)	(46)

Income before taxes	11,116	13,477	25,477	28,698
Provision for income taxes	4,094	6,094	9,091	12,628

Income from continuing operations	7,022	7,383	16,386	16,070
Discontinued operations:
Income (loss) before taxes	162	(276)	9	13,621
(Benefit of) provision for income taxes	(117)	193	(174)	6,563

Income (loss) from discontinued operations	279	(469)	183	7,058

Net income	$7,301	$6,914	$16,569	$23,128

Net income per share – Basic:
Income from continuing operations	$0.23	$0.24	$0.53	$0.53
Income (loss) from discontinued operations	0.01	(0.01)	0.01	0.23

Net income	$0.24	$0.23	$0.54	$0.76

Weighted average shares outstanding – Basic	30,765	30,554	30,739	30,474

Net income per share – Diluted:
Income from continuing operations	$0.23	$0.24	$0.53	$0.52
Income (loss) from discontinued operations	0.01	(0.01)	0.01	0.24

Net income	$0.24	$0.23	$0.54	$0.76

Weighted average shares outstanding – Diluted	30,838	30,639	30,834	30,620

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$7,301	$6,914	$16,569	$23,128
Other comprehensive income (loss):
Foreign currency translation adjustment	2,029	(4,662)	1,968	(1,451)
Adjustment to retirement benefit liability, net of tax	2	(31)	6	(93)
Adjustment to post-retirement health care liability, net of tax	16	19	47	57

Other comprehensive income (loss)	2,047	(4,674)	2,021	(1,487)

Total comprehensive income	$9,348	$2,240	$18,590	$21,641

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,127	$54,117
Accounts receivable, net of reserve of $3,913 and $4,614 in 2012 and 2011, respectively	110,605	90,595
Inventories	109,239	109,270
Other current assets	12,828	14,872

Total current assets	303,799	268,854

Property, plant, and equipment, net	142,875	151,974
Goodwill	348,943	348,326
Acquired intangibles	90,680	95,265
Other assets	6,299	7,636

	$892,596	$872,055

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,217	$67,320
Accrued expenses	52,298	60,687
Current maturities of long-term debt	417	417

Total current liabilities	125,932	128,424

Long-term debt	206,614	206,746
Deferred income taxes	56,150	55,801
Other non-current liabilities	23,568	21,148

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 30,915 and 30,702 shares issued in 2012 and 2011	309	307
Additional paid-in capital	239,447	236,673
Retained earnings	246,006	229,437
Accumulated other comprehensive loss	(1,329)	(3,350)
Cost of 350 and 281 common shares held in treasury in 2012 and 2011	(4,101)	(3,131)

Total shareholders’ equity	480,332	459,936

	$892,596	$872,055

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$16,569	$23,128
Income from discontinued operations	183	7,058

Income from continuing operations	16,386	16,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,838	19,515
Provision for deferred income tax	214	—
Stock compensation expense	2,710	3,895
Non-cash charges to interest expense	1,186	1,689
Other non-cash adjustments	3,156	1,437
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(19,410)	(35,126)
Inventories	(646)	(11,503)
Other current assets and other assets	2,305	9,509
Accounts payable	6,134	13,898
Accrued expenses and other non-current liabilities	(5,257)	11,826

Net cash provided by operating activities of continuing operations	26,616	31,210
Net cash provided by (used in) operating activities of discontinued operations	119	(3,491)

Net cash provided by operating activities	26,735	27,719

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(2,705)	(107,605)
Purchases of property, plant, and equipment	(6,852)	(7,838)
Purchase of other investments	—	(250)
Net proceeds from sale of property and equipment	417	978
Net proceeds from sale of businesses	—	59,029

Net cash used in investing activities of continuing operations	(9,140)	(55,686)
Net cash provided by investing activities of discontinued operations	—	2,089

Net cash used in investing activities	(9,140)	(53,597)

Cash Flows from Financing Activities
Proceeds from long-term debt	—	73,849
Long-term debt payments	(414)	(74,260)
Purchase of treasury stock at market prices	(970)	(826)
Payment of deferred financing fees	(18)	(34)
Excess tax benefit from stock compensation	14	—
Net proceeds from issuance of common stock	52	10

Net cash used in financing activities	(1,336)	(1,261)
Effect of exchange rate changes on cash	751	(672)
Net increase (decrease) in cash and cash equivalents	17,010	(27,811)
Cash and cash equivalents at beginning of year	54,117	60,866

Cash and cash equivalents at end of period	$71,127	$33,055

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2011	30,702	$307	$236,673	$229,437	$(3,350)	281	$(3,131)	$459,936
Net income	—	—	—	16,569	—	—	—	16,569
Foreign currency translation adjustment	—	—	—	—	1,968	—	—	1,968
Adjustment to pension benefit liability, net of taxes of $5	—	—	—	—	6	—	—	6
Adjustment to post-retirement healthcare benefit liability, net of taxes of $35	—	—	—	—	47	—	—	47
Stock compensation expense	—	—	2,710	—	—	—	—	2,710
Excess tax benefit from compensation			14					14
Net settlement of restricted stock units	197	2	(2)	—	—	69	(970)	(970)
Issuance of restricted stock	11	—	—	—	—	—	—	—
Stock options exercised	5	—	52	—	—	—	—	52

Balance at September 30, 2012	30,915	$309	$239,447	$246,006	$(1,329)	350	$(4,101)	$480,332

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three and nine months ended September 30, 2012 and 2011, the financial position at September 30, 2012 and December 31, 2011, the statements of cash flow for the nine months ended September 30, 2012 and 2011, and the statement of shareholders’ equity for the nine months ended September 30, 2012 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

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

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

3. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw material	$44,339	$43,911
Work-in-process	12,247	12,003
Finished goods	52,653	53,356

Total inventories	$109,239	$109,270

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

On June 3, 2011, the Company acquired all of the outstanding stock of Pacific Award Metals, Inc. (Award Metals). Award Metals operated six facilities in Arizona, California, Colorado, and Washington and is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialized clips and connectors for concrete forms used in the residential new construction and repair and remodel markets. The acquisition of Award Metals expands the breadth of the Company’s product offerings and allows the Company access to new customers. The results of Award Metals have been included in the Company’s consolidated financial results since the date of acquisition. The fair value of the aggregate purchase consideration for the acquisition of Award Metals was $13,369,000, net of a working capital adjustment. A portion of the aggregate purchase consideration, $1,931,000, is payable in November 2012 and is included in accrued expenses in the consolidated balance sheet as of September 30, 2012.

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

The acquisitions of Edvan, D.S. Brown, and Award Metals were financed through cash on hand and debt available under the Company’s revolving credit facility. The Company incurred certain acquisition-related costs, primarily composed of legal and consulting fees of $81,000 and $156,000 for the three months ended September 30, 2012 and 2011, respectively, and $193,000 and $770,000 for the nine months ended September 30, 2012 and 2011, respectively. All acquisition-related costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations. The Company also recognized additional cost of sales of $58,000 for the three months ended September 30, 2012 and $207,000 and $2,467,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively, related to the sale of inventory at fair value as a result of allocating the purchase price of the recent acquisitions.

5. GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

Balance as of December 31, 2011	$348,326
Goodwill acquired	50
Foreign currency translation	567

Balance as of September 30, 2012	$348,943

The goodwill balances as of September 30, 2012 and December 31, 2011 are net of accumulated impairment losses of $125,597,000.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$46,917	$—	$46,760	$—	indefinite
Finite-lived intangible assets:
Trademarks	1,972	1,035	1,968	921	2 to 15 years
Unpatented technology	22,117	4,789	22,117	3,577	5 to 20 years
Customer relationships	48,770	23,603	48,276	20,512	5 to 16 years
Non-compete agreements	2,857	2,526	2,857	2,303	5 to 10 years
Backlog	1,200	1,200	1,200	600	1 to 2 years

	76,916	33,153	76,418	27,913

Total acquired intangible assets	$123,833	$33,153	$123,178	$27,913

The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$1,606	$1,706	$5,116	$4,579

Amortization expense related to acquired intangible assets for the remainder of fiscal 2012 and the next five years thereafter is estimated as follows (in thousands):

2012	$1,419
2013	$5,796
2014	$4,826
2015	$4,670
2016	$4,649
2017	$4,646

6. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. For the three and nine months ended September 30, 2012, the Company incurred expense of $264,000 and $930,000, respectively, for legal services from this firm. The Company incurred $293,000 and $1,517,000 for legal services from this firm during the three and nine months ended September 30, 2011, respectively. Of the amounts incurred during the nine months ended September 30, 2012 and 2011, $12,000 and $176,000, respectively, related to services provided in connection with the sale of businesses and were recognized as a component of discontinued operations. All other amounts incurred during the 2012 and 2011 periods were expensed as a component of selling, general, and administrative expenses. At September 30, 2012 and December 31, 2011, the Company had $265,000 and $277,000, respectively, recorded in accounts payable for amounts due to this law firm.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the ten participating lenders which have committed capital under the Company’s Fourth Amended and Restated Credit Agreement dated October 11, 2011 (the Senior Credit Agreement). As of September 30, 2012 and December 31, 2011, the Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. No amounts were outstanding on the revolving credit facility as of September 30, 2012 and December 31, 2011.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,395 and $1,677 at September 30, 2012 and December 31, 2011, respectively	$202,605	$202,323
Other debt	4,426	4,840

Total debt	207,031	207,163
Less current maturities	417	417

Total long-term debt	$206,614	$206,746

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

Standby letters of credit of $13,592,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of September 30, 2012. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of September 30, 2012, the Company had $139,984,000 of availability under the revolving credit facility.

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of September 30, 2012, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.

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

8. EMPLOYEE RETIREMENT AND OTHER POST-RETIREMENT BENEFIT PLANS

The following tables present the components of net periodic pension and other post-retirement benefit costs charged to expense for the three and nine months ended September 30 (in thousands):

	Pension Benefit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$—	$11	$—	$31
Interest cost	27	35	82	105
Amortization of unrecognized prior service cost	4	4	11	11
Gain amortization	—	(55)	—	(163)

Net periodic benefit costs	$31	$(5)	$93	$(16)

	Other Post-retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$3	$3	$11	$10
Interest cost	56	70	168	209
Amortization of unrecognized prior service cost	(1)	—	(1)	(1)
Loss amortization	29	31	83	93

Net periodic benefit costs	$87	$104	$261	$311

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post- Retirement Health Care Costs	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2011	$(2,446)	$71	$(975)	$(3,350)
Current period change	1,968	6	47	2,021

Balance at September 30, 2012	$(478)	$77	$(928)	$(1,329)

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

The following table provides the number of restricted stock units (that will convert to shares upon vesting), shares of restricted stock, and non-qualified stock options that were issued during the nine months ended September 30 along with the weighted average grant date fair value of each award:

	2012		2011
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	74,532	$14.36	315,834	$11.05
Restricted shares	11,130	$11.86	6,000	$13.63
Non-qualified stock options	—	$—	239,000	$5.19

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

In January 2012, the Company awarded 295,000 performance stock units with grant date fair value of $4,152,000. As of September 30, 2012, 280,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned will be determined based on the Company’s total stockholder returns relative to the S&P Small Cap 600 Index for the calendar year of 2012. The cost of the January 2012 performance stock awards will be recognized over the performance period of 2012, plus an additional two years of vesting. After the three-year period, any performance stock units earned will convert to cash based on the trailing 90-day closing price of the Company’s common stock as of December 31, 2014 and be payable in January 2015.

The following table summarizes the compensation expense (recovery) recognized from the change in fair value and vesting of performance stock units for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Performance stock unit compensation expense (recovery)	$289	$(1,026)	$405	$(1,974)

The Management Stock Purchase Plan (MSPP) is an integral component of the Plan and provides participants the ability to defer a portion of their salary, their annual bonus under the Management Incentive Compensation Plan, and Directors’ fees. The deferral is converted to restricted stock units and credited to an account together with a company-match in restricted stock units equal to a percentage of the deferral amount. The account is converted to cash at the trailing 200-day average closing price of the Company’s stock and payable to the participants upon termination of their service to the Company. The matching portion vests only if the participant has reached their sixtieth (60th) birthday. If a participant terminates their service to the Company prior to age sixty (60), the match is forfeited. Upon termination, the account is converted to a cash account that accrues interest at 2% over the then current ten-year U.S. Treasury note rate. The account is then paid out in either one lump sum, or in five or ten equal annual cash installments at the participant’s election.

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the nine months ended September 30, 2012 and 2011, 237,613 and 155,882 restricted stock units, respectively, including the company-match, were credited to participant accounts. At September 30, 2012 and December 31, 2011, the value of the restricted stock units in the MSPP was $12.75 and $11.15 per unit, respectively. As of September 30, 2012 and December 31, 2011, 761,204 and 533,548 restricted stock units, including the company-match, were credited to participant accounts including 71,397 and 65,374, respectively, of unvested restricted stock units. The Company made disbursements of $542,000 and $518,000 out of MSPP accounts during the nine months ended September 30, 2012 and 2011, respectively.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At September 30, 2012, the fair value of outstanding debt was $213,730,000 compared to its carrying value of $207,031,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices, a level one input.

As described in Note 4 of the consolidated financial statements, the Company completed an acquisition during the nine months ended September 30, 2012, and two acquisitions during the year ended December 31, 2011. The estimated fair values assigned to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to assign fair values to inventory, property, plant, and equipment, and intangible assets included the cost approach, market approach, relief-from-royalty income approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment, forecasted net sales and incomes, and royalty rates.

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

On February 1, 2010, the Company sold the majority of the assets of the Processed Metal Products business. This transaction finalized the Company’s exit from the steel processing business and established the Company solely as a manufacturer and distributor of products for building and industrial markets upon completion of the sale. The transactions to dispose of the remaining assets of this business were completed during the year ended December 31, 2011 which resulted in the recognition of additional gains and losses classified in discontinued operations.

For certain transactions, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. For the nine months ended September 30, 2012, management recorded a contingent liability for environmental remediation related to a discontinued operation. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operations.

The results of operations for divested businesses have been classified as discontinued operations in the consolidated financial statements for all periods presented.

The Company allocates interest to its discontinued operations in accordance with FASB ASC Subtopic 205-20, “Presentation of Financial Statements —   Discontinued Operations”.

Components of the income (loss) from discontinued operations, including the interest allocated to discontinued operations, for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$—	$—	$—	$9,057
Operating expenses	162	(276)	9	(9,196)
Gain on sale of business	—	—	—	14,022
Interest expense allocation	—	—	—	(262)

Income (loss) from discontinued operations before taxes	$162	$(276)	$9	$13,621

13. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company has focused on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of its facilities and production lines. In the nine months ended September 30, 2012, the Company consolidated two facilities into other existing facilities and discontinued an uncompetitive product line. Three facilities were consolidated during the full year of 2011 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. These restructuring activities also resulted in $1,608,000 and $448,000 of asset impairment charges related to the facility consolidations, a product discontinued, and an identified asset that is no longer in use during the nine months ended September 30, 2012 and 2011, respectively.

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$201	$522	$3,080	$1,697
Selling, general and administrative expense	141	(7)	159	476

Total exit activity costs and asset impairments	$342	$515	$3,239	$2,173

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2012	2011
Accrued costs as of January 1	$2,315	$2,069
Exit activity costs recognized (excluding asset impairments)	1,631	1,725
Cash payments	(2,654)	(1,896)

Accrued costs as of September 30	$1,292	$1,898

14. INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations for the three and nine months ended September 30 and the applicable effective tax rates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provision for income taxes	$4,094	$6,094	$9,091	$12,628
Effective tax rate	36.8%	45.2%	35.7%	44.0%

The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2012 could be materially different from the forecasted rate used for the nine months ended September 30, 2012.

The provision of income taxes resulted in an effective tax rate of 36.8% and 35.7% for the three and nine months ended September 30, 2012, respectively, which was greater than the U.S. federal statutory tax rate of 35%. These higher rates were due to the impact of state taxes and non-deductible permanent items, net of discrete benefits incurred during the quarter. The year-to-date rate was further offset by the reversal of an uncertain tax position of $0.6 million related to the acquisition of D.S. Brown during the second quarter of 2012.

The provision for income taxes resulted in an effective tax rate of 45.2% and 44.0% for the three and nine months ended September 30, 2011. The effective tax rate was greater than the U.S. federal statutory rate of 35% during this period due to the impact of state taxes and non-deductible permanent items.

15. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise of shares issuable under its equity compensation plans described in Note 10 of the consolidated financial statements. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$7,022	$7,383	$16,386	$16,070
(Loss) income from discontinued operations	279	(469)	183	7,058

Income available to common stockholders	$7,301	$6,914	$16,569	$23,128

Denominator for basic income per share:
Weighted average shares outstanding	30,765	30,554	30,739	30,474

Denominator for diluted income per share:
Weighted average shares outstanding	30,765	30,554	30,739	30,474
Common stock options and restricted stock	73	85	95	146

Weighted average shares and conversions	30,838	30,639	30,834	30,620

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING INCOME STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$186,729	$24,253	$(5,468)	$205,514
Cost of sales	—	149,417	21,176	(5,307)	165,286

Gross profit	—	37,312	3,077	(161)	40,228
Selling, general, and administrative expense	(23)	22,572	1,930	—	24,479

Income from operations	23	14,740	1,147	(161)	15,749
Interest expense (income)	4,245	474	(31)	—	4,688
Other income	—	(53)	(2)	—	(55)

(Loss) income before taxes	(4,222)	14,319	1,180	(161)	11,116
(Benefit of) provision for income taxes	(1,618)	5,518	194	—	4,094

(Loss) income from continuing operations	(2,604)	8,801	986	(161)	7,022
Discontinued operations:
Income from discontinued operations before taxes	—	162	—	—	162
Benefit of income taxes	—	(117)	—	—	(117)

Income from discontinued operations	—	279	—	—	279
Equity in earnings from subsidiaries	10,066	986	—	(11,052)	—

Net income	$7,462	10,066	$986	$(11,213)	$7,301

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING INCOME STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$198,469	$26,134	$(4,507)	$220,096
Cost of sales	—	159,372	22,204	(4,443)	177,133

Gross profit	—	39,097	3,930	(64)	42,963
Selling, general, and administrative expense	183	21,915	2,504	—	24,602

(Loss) income from operations	(183)	17,182	1,426	(64)	18,361
Interest expense (income)	4,349	568	(48)	—	4,869
Other (income) expense	—	(8)	23	—	15

(Loss) income before taxes	(4,532)	16,622	1,451	(64)	13,477
(Benefit of) provision for income taxes	(1,768)	7,398	464	—	6,094

(Loss) income from continuing operations	(2,764)	9,224	987	(64)	7,383
Discontinued operations:
Loss from discontinued operations before taxes	—	(276)	—	—	(276)
Provision for income taxes	—	193	—	—	193

Loss from discontinued operations	—	(469)	—	—	(469)
Equity in earnings from subsidiaries	9,742	987	—	(10,729)	—

Net income	$6,978	$9,742	$987	$(10,793)	$6,914

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING INCOME STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$555,858	$77,758	$(16,197)	$617,419
Cost of sales	—	448,222	67,034	(15,272)	499,984

Gross profit	—	107,636	10,724	(925)	117,435
Selling, general, and administrative expense	32	71,919	6,419	—	78,370

(Loss) income from operations	(32)	35,717	4,305	(925)	39,065
Interest expense (income)	12,719	1,362	(92)	—	13,989
Other income	—	(395)	(6)	—	(401)

(Loss) income before taxes	(12,751)	34,750	4,403	(925)	25,477
(Benefit of) provision for income taxes	(4,894)	12,953	1,032	—	9,091

(Loss) income from continuing operations	(7,857)	21,797	3,371	(925)	16,386

Discontinued operations:
Income from discontinued operations before taxes	—	9	—	—	9
Benefit of income taxes	—	(174)	—	—	(174)

Income from discontinued operations	—	183	—	—	183
Equity in earnings from subsidiaries	25,351	3,371	—	(28,722)	—

Net income	$17,494	$25,351	$3,371	$(29,647)	$16,569

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$526,963	$81,416	$(15,913)	$592,466
Cost of sales	—	419,545	69,222	(14,737)	474,030

Gross profit	—	107,418	12,194	(1,176)	118,436
Selling, general, and administrative expense	—	68,432	7,031	—	75,463

Income from operations	—	38,986	5,163	(1,176)	42,973
Interest expense (income)	13,042	1,330	(51)	—	14,321
Other income	—	(46)	—	—	(46)

(Loss) income before taxes	(13,042)	37,702	5,214	(1,176)	28,698
(Benefit of) provision for income taxes	(5,087)	15,990	1,725	—	12,628

(Loss) income from continuing operations	(7,955)	21,712	3,489	(1,176)	16,070

Discontinued operations:
Income from discontinued operations before taxes	—	13,402	219	—	13,621
Provision for income taxes	—	6,462	101	—	6,563

Income from discontinued operations	—	6,940	118	—	7,058

Equity in earnings from subsidiaries	32,259	3,607	—	(35,866)	—

Net income	$24,304	$32,259	$3,607	$(37,042)	$23,128

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$7,462	$10,066	$986	$(11,213)	$7,301
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,029	—	2,029
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	16	—	—	16

Other comprehensive income	—	18	2,029	—	2,047

Total comprehensive income	$7,462	$10,084	$3,015	$(11,213)	$9,348

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$6,978	$9,742	$987	$(10,793)	$6,914
Other comprehensive income:
Foreign currency translation adjustment	—	—	(4,662)	—	(4,662)

Adjustment to retirement benefit liability, net of tax	—	(31)	—	—	(31)

Adjustment to post-retirement health care liability, net of tax	—	19	—	—	19

Other comprehensive loss	—	(12)	(4,662)	—	(4,674)

Total comprehensive income (loss)	$6,978	$9,730	$(3,675)	$(10,793)	$2,240

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$17,494	$25,351	$3,371	$(29,647)	$16,569
Other comprehensive income:
Foreign currency translation adjustment	—	—	1,968	—	1,968
Adjustment to retirement benefit liability, net of tax	—	6	—	—	6
Adjustment to post-retirement health care liability, net of tax	—	47	—	—	47

Other comprehensive income	—	53	1,968	—	2,021

Total comprehensive income	$17,494	$25,404	$5,339	$(29,647)	$18,590

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$24,304	$32,259	$3,607	$(37,042)	$23,128
Other comprehensive income:
Foreign currency translation adjustment	—	—	(1,451)	—	(1,451)
Adjustment to retirement benefit liability, net of tax	—	(93)	—	—	(93)
Adjustment to post-retirement health care liability, net of tax	—	57	—	—	57

Other comprehensive loss	—	(36)	(1,451)	—	(1,487)

Total comprehensive income	$24,304	$32,223	$2,156	$(37,042)	$21,641

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$50,375	$20,752	$—	$71,127
Accounts receivable, net	—	96,333	14,272	—	110,605
Intercompany balances	17,145	3,749	(20,894)	—	—
Inventories	—	99,644	9,595	—	109,239
Other current assets	4,894	6,729	1,205	—	12,828

Total current assets	22,039	256,830	24,930	—	303,799

Property, plant, and equipment, net	—	131,886	10,989	—	142,875
Goodwill	—	320,772	28,171	—	348,943
Acquired intangibles	—	81,977	8,703	—	90,680
Other assets	2,348	3,947	4	—	6,299
Investment in subsidiaries	663,108	56,184	—	(719,292)	—

	$687,495	$851,596	$72,797	$(719,292)	$892,596

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$64,830	$8,387	$—	$73,217
Accrued expenses	4,558	44,081	3,659	—	52,298
Current maturities of long-term debt	—	417	—	—	417

Total current liabilities	4,558	109,328	12,046	—	125,932

Long-term debt	202,605	4,009	—	—	206,614
Deferred income taxes	—	52,319	3,831	—	56,150
Other non-current liabilities	—	22,832	736	—	23,568
Total shareholders’ equity	480,332	663,108	56,184	(719,292)	480,332

	$687,495	$851,596	$72,797	$(719,292)	$892,596

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

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(7,847)	$28,704	$5,759	$—	$26,616
Net cash provided by operating activities of discontinued operations	—	119	—	—	119

Net cash (used in) provided by operating activities	(7,847)	28,823	5,759	—	26,735

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	—	(2,705)	—	(2,705)
Purchases of property, plant, and equipment	—	(6,030)	(822)	—	(6,852)
Net proceeds from sale of property and equipment	—	68	349	—	417

Net cash used in investing activities	—	(5,962)	(3,178)	—	(9,140)

Cash Flows from Financing Activities
Long-term debt payments	—	(414)	—	—	(414)
Purchase of treasury stock at market prices	(970)	—	—	—	(970)
Payment of deferred financing fees	—	(18)	—	—	(18)
Excess tax benefit from stock compensation	14	—	—	—	14
Intercompany financing	8,751	(6,745)	(2,006)	—	—
Net proceeds from issuance of common stock	52	—	—	—	52

Net cash provided by (used in) financing activities	7,847	(7,177)	(2,006)	—	(1,336)

Effect of exchange rate changes on cash	—	—	751	—	751

Net increase in cash and cash equivalents	—	15,684	1,326	—	17,010

Cash and cash equivalents at beginning of year	—	34,691	19,426	—	54,117

Cash and cash equivalents at end of period	$—	$50,375	$20,752	$—	$71,127

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(8,159)	$32,917	$6,452	$—	$31,210
Net cash (used in) provided by operating activities of discontinued operations	—	(3,539)	48	—	(3,491)

Net cash (used in) provided by operating activities	(8,159)	29,378	6,500	—	27,719

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(107,605)	—	—	(107,605)
Purchases of property, plant, and equipment	—	(7,487)	(351)	—	(7,838)
Purchase of other investments	—	(250)	—	—	(250)
Net proceeds from sale of property and equipment	—	978	—	—	978
Net proceeds from sale of businesses	—	59,029	—	—	59,029

Net cash used in investing activities of continuing operations	—	(55,335)	(351)	—	(55,686)
Net cash provided by investing activities of discontinued operations	—	2,089	—	—	2,089

Net cash used in investing activities	—	(53,246)	(351)	—	(53,597)

Cash Flows from Financing Activities
Proceeds from long-term debt	—	73,849	—	—	73,849
Long-term debt payments	—	(74,260)	—	—	(74,260)
Purchase of treasury stock at market prices	(826)	—	—	—	(826)
Payment of deferred financing fees	—	(34)	—	—	(34)
Intercompany financing	8,975	(8,381)	(594)	—	—
Net proceeds from issuance of common stock	10	—	—	—	10

Net cash provided by (used in) financing activities	8,159	(8,826)	(594)	—	(1,261)

Effect of exchange rate changes on cash	—	—	(672)		(672)

Net (decrease) increase in cash and cash equivalents	—	(32,694)	4,883	—	(27,811)

Cash and cash equivalents at beginning of year	—	46,349	14,517	—	60,866

Cash and cash equivalents at end of period	$—	$13,655	$19,400	$—	$33,055

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Gibraltar is a leading manufacturer and distributor of products for building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, and a wide-variety of other structures. These products include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, bar grating, expanded metal, metal lath, and expansion joints and structural bearings. Our customers are major home improvement retailers and distributors predominantly throughout North America with less than ten percent of revenues from Europe. As of September 30, 2012, we operated 40 facilities in 20 states, Canada, England, and Germany, giving us a broad platform for just-in-time delivery and support to our customers.

Our strategy is to position Gibraltar as a low-cost provider and a market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of the products we offer. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international building and industrial markets to strengthen our product leadership positions.

The end markets served by our business are subject to economic conditions that are influenced by interest rates, commodity costs, demand for residential construction, and the level of non-residential construction and infrastructure projects. The United States construction markets continue an uneven recovery from an unprecedented recession that began in 2008, which led to significantly reduced demand for the products we manufacture and distribute. In addition, tightened credit markets over the same period may have limited the ability of end customers to obtain financing for construction projects. While the economy has grown since the recession, the construction markets continue to face significant challenges. Construction markets have only recovered modestly and many economic indicators, such as housing starts, continue to remain at levels well below long-term averages.

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

We have been able to improve our strong liquidity position as a result of consolidation of facilities, acquisitions, introduction of new products and expansion of market share. Using cash generated from operations, we made significant repayments against our outstanding debt and had no debt outstanding against our revolving credit facility during the nine months ended September 30, 2012. At September 30, 2012, our liquidity was $211 million including $71 million of cash and $140 million of availability under our revolving credit facility.

For the quarter ended September 30, 2012, our net sales declined 7% compared to the prior year. The decline was attributable to slower repair and remodeling activity, unfavorable weather conditions, and recession-driven weakness in the demand for products for our businesses serving the European markets. Continued improvement in the Company’s operating efficiencies, along with reductions of restructuring costs for the integration of our West Coast operations, helped offset margin compression from lower sales volume. Our operating margin declined to 7.7% for the third quarter of 2012 from 8.3% in the third quarter of 2011.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table sets forth selected data from our statement of operations and the related percentage of net sales for the three months ended September 30 (in thousands):

	2012		2011
Net sales	$205,514	100.0%	$220,096	100.0%
Cost of sales	165,286	80.4	177,133	80.5

Gross profit	40,228	19.6	42,963	19.5
Selling, general, and administrative expense	24,479	11.9	24,602	11.2

Income from operations	15,749	7.7	18,361	8.3
Interest expense	4,688	2.3	4,869	2.2
Other (income) expense	(55)	0.0	15	0.0

Income before taxes	11,116	5.4	13,477	6.1
Provision for income taxes	4,094	2.0	6,094	2.7

Income from continuing operations	7,022	3.4	7,383	3.4
Income (loss) from discontinued operations	279	0.2	(469)	-0.3

Net income	$7,301	3.6%	$6,914	3.1%

Net sales decreased by $14.6 million, or 6.6%, to $205.5 million for the three months ended September 30, 2012 from net sales of $220.1 million for the three months ended September 30, 2011. The following table sets forth the impact of the Company’s acquisitions on net sales for the three months ended September 30 (in thousands):

			Total	Change Due To
	2012	2011	Change	Acquisitions	Operations
Net sales	$205,514	$220,096	$(14,582)	$1,155	$(15,737)

The decrease in net sales from the prior year was the result of a 4.6% decrease in volumes along with a 2.6% decrease in pricing to customers, partially offset by the incremental sales generated by the Edvan acquisition completed earlier this year. These Edvan incremental sales were not included in the prior year quarter, and contributed $1.2 million of net sales for the third quarter of 2012. Volumes decreased in several of our residential markets due in part to reduced demand for roofing materials resulting from the unusually dry weather this year compared to greater storm related repair activity last year. In our domestic and European industrial markets, weak economic conditions suppressed demand for our building and vehicle filtration products. The lower selling prices were primarily the result of declining commodity costs for steel and aluminum and meeting selective competitive situations.

Our gross margin increased slightly to 19.6% for the three months ended September 30, 2012 compared to 19.5% for the three months ended September 30, 2011. Despite decreased volume and pricing, we achieved a more favorable alignment of material costs to customer selling prices. Decreased acquisition and restructuring costs also contributed to the increased gross margin. In addition, our efforts to continue to reduce costs and consolidate facilities contributed to the improved margin. All these actions more than offset the margin compression experienced as a result of decreased volume.

Selling, general, and administrative expenses (SG&A) slightly decreased to $24.5 million for the three months ended September 30, 2012 from $24.6 million for the three months ended September 30, 2011. For the current quarter,we experienced a $1.9 million increase in equity compensation costs compared to the prior year quarter, which included a $0.6 million benefit in the third quarter of 2011. However, this increase was more than offset by cost reductions generated through our continued restructuring and consolidation of facilities. Although we experienced a minor decrease in expenses, SG&A expenses as a percentage of net sales increased to 11.9% for the third quarter of 2012 compared to 11.2% in 2011 as a result of reduced net sales.

Interest expense decreased $0.2 million to $4.7 million for the three months ended September 30, 2012 compared to $4.9 million for the three months ended September 30, 2011. Net interest expense in the third quarter of 2011 was higher due to funds borrowed under our revolving credit facility to finance the acquisitions of D.S. Brown and Award Metals. No amounts were outstanding under our revolving credit facility during the three months ended September 30, 2012.

We recognized a provision for income taxes of $4.1 million for the three months ended September 30, 2012, an effective tax rate of 36.8%, compared with a provision for income taxes of $6.1 million, an effective rate of 45.2% for the same period in 2011. The effective tax rate for the third quarter of 2012 was lower than the third quarter of 2011 due to a reduction in non-deductible expenses and the recognition of certain discrete benefits, including a reversal of uncertain tax positions, incurred in the current quarter. The effective tax rate for the third quarter of 2011 exceeded the U.S. federal statutory rate due to state taxes and non-deductible permanent differences.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table sets forth selected data from our statement of operations and the related percentage of net sales for the nine months ended September 30 (in thousands):

	2012		2011
Net sales	$617,419	100.0%	$592,466	100.0%
Cost of sales	499,984	81.0	474,030	80.0

Gross profit	117,435	19.0	118,436	20.0
Selling, general, and administrative expense	78,370	12.7	75,463	12.7

Income from operations	39,065	6.3	42,973	7.3
Interest expense	13,989	2.3	14,321	2.5
Other income	(401)	-0.1	(46)	0.0

Income before taxes	25,477	4.1	28,698	4.8
Provision for income taxes	9,091	1.4	12,628	2.1

Income from continuing operations	16,386	2.7	16,070	2.7
Income from discontinued operations	183	0.0	7,058	1.2

Net income	$16,569	2.7%	$23,128	3.9%

Net sales increased by $25.0 million, or 4.2%, to $617.4 million for the nine months ended September 30, 2012 from net sales of $592.5 million for the nine months ended September 30, 2011. The following table sets forth the impact of the Company’s acquisitions on net sales for the nine months ended September 30 (in thousands):

			Total	Change Due To
	2012	2011	Change	Acquisitions	Operations
Net sales	$617,419	$592,466	$24,953	$27,257	$(2,304)

The increase in net sales from the prior year was primarily the result of the incremental sales generated by three acquisitions completed during the past eighteen months which contributed $27.3 million or 4.6% of the increase in net sales for the nine months ending September 30, 2012. Net sales from business units operating in both periods decreased 0.4% or $2.3 million, the result of a 0.8% decrease in pricing to customers offset by a 0.4% increase in volume. While volume increased compared to the similar period for 2011 for our products sold into the majority of our geographic markets, these increases were partially offset by the declines in volume sold in the West Coast residential markets and European markets. The lower selling prices were primarily the result of a slight decline in commodity costs for steel and aluminum and meeting selective competitive situations.

Despite our increase in net sales and a modest increase in volume, our gross margin decreased to 19.0% for the nine months ended September 30, 2012 compared to 20.0% for the nine months ended September 30, 2011. As we continue consolidating certain of our West Coast locations with similar products and market characteristics, we have incurred consolidation costs related to this consolidation which included a $2.2 million charge to write-down excess inventory in the second quarter of 2012. We believe completing the initiatives to restructure the West Coast locations will lead to improved gross margins in future periods. The decline in gross margin during the current period was partially offset by a more favorable alignment of material costs to customer selling prices.

Selling, general, and administrative (SG&A) expenses increased by $2.9 million, or 3.9%, to $78.4 million for the nine months ended September 30, 2012 from $75.5 million for the nine months ended September 30, 2011. The $2.9 million increase was the net result of $4.1 million of SG&A expense from acquired businesses and a $2.6 million increase in equity compensation, due to stronger performance of the Company’s stock price. These increases were partially offset by $2.5 million in cost reductions due to consolidation of facilities along with a $0.9 million reduction in restructuring and acquisition related costs from the prior year. SG&A expenses as a percentage of net sales was unchanged at 12.7% for both the nine months ended September 30, 2012 and 2011.

Interest expense decreased $0.3 million to $14.0 million for the nine months ended September 30, 2012 compared to $14.3 million for the nine months ended September 30, 2011. The interest expense incurred in both periods primarily relates to our $204.0 million of Senior Subordinated 8% Notes. Net interest expense for the nine months ended September 30, 2011, was higher due to funds borrowed under our revolving credit facility to finance the acquisitions of D.S. Brown and Award Metals, partially offset by $0.2 million of interest income earned on the $8.5 million note held resulting from the sale of SCM Metal Products in 2008. This note receivable was collected in full during November 2011. No amounts were outstanding under our revolving credit facility during the nine months ended September 30, 2012.

We recognized a provision for income taxes of $9.1 million for the nine months ended September 30, 2012, an effective tax rate of 35.7%, compared with a provision for income taxes of $12.6 million, an effective rate of 44.0% for the same time period in 2011. The effective tax rate for the nine months ending September 30, 2012 was less than the rate from a year ago due to lower non-deductible expenses and discrete benefits including reversals of uncertain tax positions incurred during the current year. The effective tax rate for the same period in 2011 exceeded the U.S. federal statutory rate due to state taxes and non-deductible permanent differences, including a $0.9 million charge for the equity compensation surrendered by Gibraltar’s Chief Executive Officer which was not deductible for tax purposes.

Outlook

For full year 2012, we expect revenues to increase approximately 3% primarily from incremental revenues of our most recent acquisitions. The markets we serve have been impacted by strong headwinds during 2012 which have limited our organic growth. We believe the continued recovery in the residential and non-residential construction markets will provide stronger growth opportunities during 2013.

We expect full year gross margin to approximate 19% in 2012 based on our assumption that volatility in raw material costs will level out, as well as, costs to complete our West Coast reorganization will continue to subside. For 2012, we expect SG&A expense to approximate $26 million per quarter, or 13% of full year revenues.

Our expectations for other financial measures for our continuing operations include net interest expense at a run rate of $4.7 to $4.8 million per quarter, a full year effective tax rate of 36%, and capital expenditures approximating $11 million for the year.

Over the long-term, we believe that the fundamentals of the residential and non-residential markets are positive and the aggressive actions taken to streamline and improve the efficiency of our businesses have reduced our break-even point and positioned Gibraltar to generate marked improvements in profitability when economic and market conditions return toward historical levels.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations, including working capital, the purchase and funding of capital improvements to our business and facilities, and to fund acquisitions. During the next twelve months, we will focus on investing in growth opportunities while also maintaining working capital efficiency and cost reduction efforts to minimize the cash invested to grow our business. During the first nine months of 2012, we invested cash in our working capital to meet the upcoming higher seasonal demand from our customers as noted below in the “Cash Flow” section of Item 2 of this Quarterly Report on Form 10-Q.

As of September 30, 2012, our liquidity of $211.1 million consisted of $71.1 million of cash and $140.0 million of availability under our revolving credit facility. We believe this liquidity together with the cash expected to be generated from operations should be sufficient to fund working capital needs and future growth. We continue to search for strategic acquisitions noting that a larger acquisition may require additional borrowings and/or the issuance of securities such as debt or our common stock.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to fund capital improvements to their businesses and facilities. As of September 30, 2012, our foreign subsidiaries held $20.8 million of cash. We believe cash held by our foreign subsidiaries and their expected future ability to generate cash from operations provide our foreign operations with the necessary liquidity to meet their future obligations and allow the foreign business units to reinvest in their operations and could eventually be used to help grow our business internationally through transactions similar to our acquisition of Edvan.

Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash resources, new debt financing, the issuance of equity securities, or any combination of the above. We evaluate potential acquisitions based upon their expected ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets, and customers.

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

Cash Flows

The following table sets forth selected cash flow data for the nine months ended September 30 (in thousands):

	2012	2011
Cash provided (used in) by:
Operating activities of continuing operations	$26,616	$31,210
Investing activities of continuing operations	(9,140)	(55,686)
Financing activities of continuing operations	(1,336)	(1,261)
Discontinued operations	119	(1,402)
Effect of exchange rate changes	751	(672)

Net increase (decrease) in cash and cash equivalents	$17,010	$(27,811)

During the nine months ended September 30, 2012, net cash provided by continuing operations totaled $26.6 million, primarily driven by income from continuing operations of $16.4 million and non-cash charges including depreciation, amortization, and stock compensation of $27.1 million, partially offset by a $16.9 million investment in working capital. Net cash provided by operating activities for the nine months ended September 30, 2011 was $31.2 million primarily driven by income from continuing operations of $16.1 million and non-cash charges including depreciation, amortization, and stock compensation of $26.5 million partially offset by a $11.4 million investment in working capital.

During the nine months ended September 30, 2012, the Company invested $16.9 million in its working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets included $19.4 million and $0.6 million increases in accounts receivable and inventory, respectively, partially offset by a $6.1 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonally higher customer order levels that impact our business. The decrease in accrued liabilities of $5.2 million was largely due to performance-based variable compensation awards earned in 2009 and 2011 that were paid during the first quarter of 2012, partially offset by accruals for long term incentive plans earned during 2012.

Cash used in investing activities of continuing operations for the nine months ended September 30, 2012 of $9.1 million primarily consisted of $2.7 million for the Edvan acquisition and $6.9 million for capital expenditures. Cash used in investing activities during the nine months ended September 30, 2011 of $55.7 million consisted primarily of $107.6 million of acquisitions and capital expenditures of $7.8 million offset by $59.0 million of proceeds from the sale of our USP business.

Cash used in financing activities from continuing operations for the nine months ended September 30, 2012 of $1.3 million primarily consisted of $1.0 million of treasury stock repurchases related to net settlement of vested stock units and $0.4 million on long-term debt payments. Cash used in financing activities for the nine months ended September 30, 2011 of $1.3 million primarily consisted of $0.8 million of treasury stock repurchases related to net settlement upon vesting of restricted stock units and net repayments of $0.4 million on long-term debt.

Senior Credit Agreement and Senior Subordinated Notes

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides the Company with flexibility by allowing for Gibraltar to request additional financing from the banks to increase the revolving credit facility to $250 million.

The revolving credit facility is currently committed through June 8, 2015, six months prior to the maturity date of the 8% Senior Subordinated Notes. Should the Company choose to refinance the Notes prior to June 8, 2015, the maturity date of the revolving credit facility extends to October 10, 2016. Only one financial covenant is contained within the Senior Credit Agreement, which requires the Company to maintain a fixed charge ratio (as defined in the agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis. The Company met this financial covenant as of Septembe 30, 2012 and believes it will maintain compliance with the covenant throughout 2012 and 2013.

Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which are payable quarterly. As of September 30, 2012, no amounts were outstanding on the revolving credit facility. We had outstanding letters of credit of $13.6 million as of September 30, 2012.

The Company’s $204.0 million of 8% Notes were issued in December 2005 at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of $0.25 per share and $10 million. The 8% Notes are currently redeemable at the option of the Company, in whole or in part, at the redemption price (as defined in the Senior Subordinated 8% Notes Indenture), which declined to 103% on December 1, 2011 and will decline to 101% and 100% on and after December 1, 2012 and 2013, respectively. The 8% Notes are due December 1, 2015. In the event of a Change in Control (as defined in the Senior Subordinated 8% Notes Indenture), each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. As of September 30, 2012, we had $202.6 million, net of discount, of our 8% Notes outstanding.

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

Related Party Transactions

A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three and nine months ended September 30, 2012, the Company incurred expense of $0.3 million and $0.9 million, respectively, for legal services from this firm. The Company incurred $0.3 million and $1.5 million for legal services from this firm during the three and nine months ended September 30, 2011. At both September 30, 2012 and December 31, 2011, the Company had $0.3 million, recorded in accounts payable for amounts due to this law firm.

A member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the ten participating lenders which have committed capital to our $200 million revolving credit facility in the Company’s Senior Credit Agreement. All amounts outstanding under the revolving credit facility were repaid in full as of September 30, 2012 and December 31, 2011. Therefore, no principal or interest was paid to the lenders during the nine months ended September 30, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

6(a) Exhibits

a.	Exhibit 3.1 – Amended and Restated Bylaws of Gibraltar Industries, Inc. filed August 1, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 3, 2012).

b.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

c.	Exhibit 31.2 – Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 31.3 – Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.2 – Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.	Exhibit 32.3 – Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

h.	Exhibit 101.INS – XBRL Instance Document *

i.	Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document *

j.	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document *

k.	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document *

l.	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document *

m.	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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

Date: November 1, 2012