Form 10-K
period 2012-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2013-02-22
CIK 912562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based upon the closing sale price of the Common Stock on the NASDAQ Global Select Market on June 30, 2012, the last business day of the registrant’s most recently completed second quarter, was approximately $298.0 million.

As of February 18, 2013, the number of common shares outstanding was: 31,039,715

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders

(2012 Proxy Statement) are incorporated by reference into Part III of this report.

Exhibit Index begins on Page 87

Form 10-K Index

Safe Harbor Statement

Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the industry in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors.” Those factors should not be construed as exhaustive and should be read with the other cautionary statements in Item 1A “Risk Factors.” Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this offering memorandum, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I

Item 1. Business

The Company

Gibraltar is a leading manufacturer and distributor of products for the building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges and a wide variety of other structures. These products include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, bar grating, expanded metal, metal lath and expansion joints and structural bearings. We believe Gibraltar has strong brand recognition in these product categories which provides us with product leadership positions. We serve customers throughout North America, Europe, Asia, and Central and South America including major home improvement retailers, distributors and contractors. As of December 31, 2012, we operated 44 facilities in 21 states, Canada, England and Germany, giving us a broad platform for just-in-time delivery and support to our customers. Our common stock is trading on the NASDAQ under the ticker symbol “ROCK.”

Our customers principally serve the home improvement; residential, commercial and industrial construction; highway construction; building materials; and architectural industries. Major customers include The Home Depot, other big box retailers, national building products wholesalers, industrial equipment manufacturers and contractors.

We believe that we have established a reputation as an industry leader in quality, service and innovation and have achieved strong competitive positions in our markets. We attribute our standing in the market primarily to the following competitive strengths:

Leading market share. We have a leading market position in many of the products and services we offer, and we estimate that a majority of our net sales for the year ended December 31, 2012 were derived from the sale of products in which we had one of the leading U.S. market shares. We believe we have leading market shares in six distinct product families.

Diversified product mix and manufacturing base. We manufacture an extensive variety of products that are sold through building material wholesalers, buying groups, discount and major retail home centers, roofing distributors, residential, industrial, commercial, and transportation contractors and industrial manufacturers.

We operate 34 manufacturing facilities and eight distribution centers throughout the United States, Canada, England and Germany, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market. Despite our global reach, our capital expenditures have remained low. During each of the last three years, our capital expenditures have averaged 1.5% or less of net sales. The following table outlines our key products sold to both residential and non-residential end markets:

Product	End market
Residential end markets
Roof & foundation ventilation products Mail storage (single and cluster) Rain dispersion, flashing, soffits and trim, metal lath	New build; repair and remodel New build; repair and remodel New build; repair and remodel

Non-residential end markets
Bar grating	Oil, gas and mining; industrial; wastewater and water treatment; leisure and sports parks
Expanded metal and perforated metal	Mining; steel mills; transportation; petro-chemical; architectural facades; security
Engineered public infrastructure products	Bridge construction; highway construction; airport runways

Provider of value-added products and services. We increasingly focus on value-added products and services, such as mail storage solutions, infrastructure products, and ventilation products, to improve our margins and profitability. We use complex and demanding production and treatment processes that require advanced production equipment, sophisticated technology and exacting quality control measures. We have also targeted our acquisition strategy on producers of value-added products, including, but not limited to, our prior year acquisitions of The D.S. Brown Company (“D.S. Brown”), the largest U.S. manufacturer of specialty components for the transportation infrastructure industry, Pacific Award Metals, Inc. (“Award Metals”), a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims and specialty clips and connectors for concrete forms used in the new construction and repair and remodel markets. The Company also acquired the following companies in 2012:

•	Metal grating products for the oil sands region of Western Canada;

•	Function-critical components for public infrastructure construction and maintenance;

•	Perforated metal products for industrial applications; and

•	Sun protection products for new residential construction and home remodeling.

These acquisitions have increased our portfolio of value-added products. We also strive to develop and launch new products, expand our geographic market coverage and penetrate new end markets to strengthen our product leadership positions.

Strength in non-residential end markets. Since 2007, we have sought to bolster our presence in non-residential end markets through both strategic acquisitions and organic growth, and we estimate that sales from these markets now account for approximately half of the net sales for the company. Our presence in this diverse end market, which serves industries such as oil & gas, mining, transportation and industrial, complements our residential end markets business and provides additional stability.

Solid relationships with blue-chip customers. We have strong relationships with many of the largest customers in the markets we serve, including the building and construction, machinery and general manufacturing industries. Through acquisitions, we have gained new longstanding relationships, and we have maintained and developed those relationships by offering an increasing range of products and providing quality customer support. We have long-standing relationships with many large market leaders such as The Home Depot, other big box retailers, national building products wholesalers, industrial equipment manufacturers and contractors.

Commitment to quality. We place great importance on providing our customers with high quality products for use in critical construction applications. We carefully select our raw material vendors and use inspection and analysis to maintain our quality standards so our products meet critical customer specifications. To meet customer specifications, we use documented procedures utilizing statistical process control systems linked directly to processing equipment to monitor many stages of production. A number of our facilities’ quality systems are registered under ISO 9001, an internationally recognized set of quality-assurance standards, and other industry standards.

History of substantial debt reduction and strong liquidity profile. Since 2007, we have been committed to debt reduction and have used cash generated from operations, as well as certain proceeds of asset sales, to make significant repayments against our outstanding debt. Our total debt declined from $487.5 million at December 31, 2007 to $207.8 million as of December 31, 2012. We had no borrowings under our revolving credit facility during the year ended December 31, 2012, and our liquidity as of December 31, 2012 was $165 million, including $48 million of cash and $117 million of availability under our revolving credit facility. We believe that our low leverage and substantial liquidity allows us to successfully manage our business, meet the demands of our customers and weather the cyclicality of certain end markets.

Proven acquisition track record. Over the last eight years, we have successfully acquired and integrated over fifteen businesses, including D.S. Brown, Florence Manufacturing and Alabama Metal Industries Corporation. These acquisitions have helped to diversify our products and customers while growing our net sales and earnings.

Experienced management team. Brian Lipke has been our Chief Executive Officer since 1987, the Chairman of our Board since 1992 and a director since our formation. Henning Kornbrekke, President and Chief Operating Officer, has been with us for nine years and has extensive experience in manufacturing, marketing and distribution from his previous employment at Rexam, PLC and The Stanley Works. Kenneth Smith, our Chief Financial Officer, joined our company in 2008 with extensive operational and public markets experience at Circor International, North Safety Products and Digital Equipment Corporation. Our executive management team is supported by a talented and experienced divisional management team. Overall, our management team has broad experience in operational excellence, quality and merchandising gained over multiple business cycles.

Operational excellence. Our strategy is to position Gibraltar as a low-cost provider and a market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence, including lean initiatives throughout the company to position Gibraltar as our customers’ low-cost provider of the products we offer. We continuously seek to improve our on-time delivery, quality and service to position Gibraltar as a preferred supplier to our customers. During recent years, Gibraltar invested in new enterprise resource planning (“ERP”) systems which, among other things, have enabled us to more effectively manage our inventory, forecast customer orders, improve supply chain management and respond more timely to volatile raw material costs. At the same time, we have significantly reduced our working capital levels while maintaining a high level of customer service.

Recent Developments

On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes on January 16, 2013, the Company initiated a tender offer to purchase the outstanding $204 million of 8% Senior Subordinated Notes (8% Notes) due 2015. Simultaneously with the closing of the sale of the 6.25% Notes on January 31, 2013, the Company purchased the tendered 8% Notes. The 8% Notes that were not tendered and purchased were called for redemption. In connection with the purchase and subsequent redemption, the Company satisfied and discharged its obligations under the 8% Notes as of January 31, 2013. Refer to Note 20 of the consolidated financial statements in Item 8 for more information regarding the issuance of the 6.25% Notes and redemption of the 8% Notes.

During 2012, Gibraltar purchased the assets of four businesses in separate transactions, three of which were acquired in November and December 2012. The acquired product lines complement and expand the Company’s product portfolio and customer base in four key U.S. and Canadian markets:

•	Metal grating products for the oil sands region of Western Canada;

•	Function-critical components for public infrastructure construction and maintenance;

•	Perforated metal products for industrial and automotive applications; and

•	Sun protection products for new residential construction and home remodeling.

Gibraltar funded the aggregate investment of $43 million from existing cash on hand. Gibraltar’s results from operations include all 2012 acquisitions from their respective dates of acquisition.

Economic Trends

End markets served by our business are subject to economic conditions which include but are not limited to interest rates, commodity costs, demand for residential construction, the level of non-residential construction and infrastructure projects, and demand within repair and remodel markets. In 2012, the United States construction markets continued an uneven recovery from an unprecedented recession that began in 2008. In addition, tightened credit markets over the same period may have limited the ability of the end users of our products to obtain financing for construction projects. While the U.S. economy has grown modestly since the recession, the construction markets have only recovered modestly from the recession and many economic indicators remain at levels well below long-term historical averages. As an example, the table below shows housing starts in the United States continued to remain significantly below the long-term historical average of 1.5 million starts per year:

	2012	2011	2010
Residential Housing Starts	767,000	607,000	585,000

The decrease in residential housing starts and non-residential construction had a significant impact on the operations of our business by contributing to decreased sales volume and profitability. To respond to current economic conditions facing Gibraltar, including weakened end market conditions and volatile commodity costs, we continue to focus on providing a high level of customer service along with maintaining our position as a market share leader and low-cost provider of our products. As a result, we have closed or consolidated 11 facilities over the past three years, including two during 2012. We have also aggressively reduced operating costs throughout the Company to maximize cash flows generated from operating activities. As a result of these restructuring activities, our break-even point has decreased significantly since 2008.

Commodity raw material prices for materials such as steel, aluminum, and resins, have also fluctuated significantly during the past three years. These fluctuations impact the cost of raw materials we purchase and the pricing we offer to our customers. Commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first two quarters of 2009. The rapid decrease in commodity prices led to lower sales prices offered to customers and falling margins on our product sales during much of 2009. Commodity prices rose in 2010 and are somewhat less volatile since such time. We believe our investment in ERP systems and decreased inventory requirements allow us to react better to these fluctuations and have improved our margins.

As a result of the steps we have taken throughout the economic downturn, we have increased liquidity to a strong level. Using cash generated from operations, we have made significant repayments against our outstanding debt and did not have any amounts outstanding against our revolving credit facility during 2012. Our liquidity as of December 31, 2012 was $165 million including $48 million of cash and $117 million of availability under our revolving credit facility.

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

Products

Gibraltar is primarily, but not exclusively, a manufacturer of metal products used in the residential and commercial building, industrial manufacturing, and highway construction markets. We operate 34 manufacturing facilities and eight distribution centers throughout the United States, Canada, England, and Germany, giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.

We manufacture an extensive variety of products that are sold through a number of sales channels including building material wholesalers, buying groups, discount and major retail home centers, roofing distributors, residential, industrial, commercial and transportation contractors, and industrial manufacturers.

Our product offerings include a full line of bar grating and safety plank grating used in walkways, stairs, platforms, safety barriers, drainage covers, and ventilation grates; expanded and perforated metal used in walkways, catwalks, shelving, fencing, barriers, patio furniture, and other applications where both visibility and security are necessary; metal lath products used in exterior stucco, stone, and tile projects; fiberglass grating used in areas where high strength, light weight, low maintenance, and corrosion resistance are required; expansion joint systems, bearing assemblies, and pavement sealing systems used in bridge and elevated highway infrastructure construction; roof and foundation ventilation products and accessories; mail storage solutions, including single mailboxes and cluster boxes for multi-unit housing; roof edging, underlayment, and flashing; soffits and trim; drywall corner bead; coated coil stock; metal roofing and accessories; steel framing; and rain dispersion products, including gutters and accessories;, each of which can be sold separately or as an integral part of a package or program sale.

We improve our offerings of building products by introducing new products, enhancing existing products, adjusting product specifications to respond to building code and regulatory changes, and providing additional solutions to homeowners and contractors. New products introduced in recent years that we sell for residential applications include roof top safety kits, chimney caps, heat trace coils and exterior, and remote-controlled deck awnings for sun protection. We have expanded our offerings of non-residential products including customized perforated and expanded metal to penetrate a range of new markets such as architectural facades for buildings (museums, sports stadiums and retail outlets); front grilles for a major truck tractor manufacturer; interior ceilings and lighting fixtures; and outdoor railings and balustrades. Our expanded grating fabrication capabilities have been successfully serving new applications such as wind towers and our newly developed manufacturing process of aluminum-swaged grating has extended our sales penetration into the water and waste water markets. In addition, we have extended the public infrastructure products of D.S. Brown, a business we acquired in 2011, into new markets. For example, D.S. Brown’s long-lasting pavement sealants for roadways are now being installed on airport runways; structural bearings for elevated highways and bridges were recently installed on an offshore oil production platform; and corrosion-protection products for cable-suspension bridges are now marketed and sold into Europe and China.

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

Gibraltar focuses on operational excellence by making our production process as efficient as possible without compromising the quality our customers expect from our business units. Our focus on efficiency relies upon continuous improvement at our plants and distribution centers where we have continued lean manufacturing practices. Additionally, we have implemented ERP systems that allow for just-in-time delivery of materials, efficient production planning, and eliminate manual efforts in the manufacturing process. Improvements in our manufacturing process have enabled Gibraltar to better control manufacturing costs while focusing on new product development and quality. Continued focus on operational excellence will remain a significant initiative as Gibraltar strives to be the low-cost manufacturer of our products.

Our production capabilities allow us to process a wide range of metals and plastics necessary for manufacturing building products. Most of our production is completed using automatic roll forming machines, stamping presses, computer numerical control “CNC” machines, shears, slitters, press brakes, paint lines, milling, welding, injection molding, and numerous automated assembly machines. We maintain our equipment with a thorough preventive maintenance program, including in-house tool and die shops, allowing us to meet the demanding service requirements of many of our customers. Gibraltar also sources some products from third-party vendors when cost savings can be generated.

Quality Assurance

We place great importance on providing our customers with high-quality products for use in critical construction applications. We carefully select our raw material vendors and use inspection and analysis to maintain our quality standards so our products meet critical customer specifications. To meet customer specifications, we use documented procedures utilizing statistical process control systems linked directly to processing equipment to monitor many stages of production. A number of our facilities’ quality systems are registered under ISO 9001, an internationally recognized set of quality-assurance standards, and other industry standards. Gibraltar believes ISO registration is important as the disciplines it promotes help ensure the high quality products our customers expect.

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

Suppliers and Raw Materials

Our business is required to maintain sufficient quantities of raw material inventory in order to accommodate our customers’ short lead times and just-in-time delivery requirements. Accordingly, we plan our purchases to maintain raw materials at sufficient levels to satisfy the anticipated needs of our customers. We use recently implemented ERP systems to better manage our inventory, forecast customer orders, enable efficient supply chain management, and allow for more timely counter-measures to changing customer demand and market conditions.

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

The cost of our raw material purchases of steel, aluminum, and resins are significantly linked to commodity markets. The markets for commodities are highly cyclical and the costs of purchasing these raw materials can be volatile due to a number of factors including general economic conditions, domestic and worldwide demand, labor costs, competition, import duties, tariffs, and currency exchange rates. Changes in commodity costs not only impact the cost of our raw materials but also influence the prices we offer our customers. Gibraltar has not used hedge contracts to mitigate changes in commodity costs, instead we manage fluctuations in the market by maintaining lean inventory levels and increasing the efficiency of our manufacturing processes.

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

We focus on providing our customers with industry leading customer service. Our business units generate numerous publications, catalogs, and other printed materials to facilitate the ordering process. In addition, we provide our retail customers with point-of-sale marketing aids to encourage consumer spending on our products in their stores. Continual communication with our customers allows us to understand their concerns and provides us with the capability to identify solutions that will meet our customers’ needs. We offer our customers prompt service and short lead times because we have the ability to successfully meet short deadlines. Gibraltar is able to meet our customers’ demand requirements due to our efficient manufacturing process and extensive distribution network.

Customers and Distribution

Our customers are located throughout the United States, Canada, Europe, Asia, and Central and South America, principally in the home improvement; new residential, low-rise commercial; bridge and highway construction; and a variety of industrial markets. A majority of our products are sold through sales channels. Major customers include home improvement retailers, building product distributors, and commercial, residential, and transportation contractors. The Home Depot represented 12%, 13%, and 14% of our consolidated net sales for 2012, 2011, and 2010, respectively. No other customer accounted for more than 10% of our net sales.

Our products are distributed to our customers using common carriers and our own fleet of trucks. We maintain a network of distribution centers that complement our manufacturing plants from which we ship products and ensure on-time delivery while maintaining efficiency within our distribution process. During the past three years, we have consolidated a number of distribution centers and reduced the number of distribution centers from fifteen as of December 31, 2008 to eight today. Increased efficiency within our distribution network allowed us to eliminate costs from our business while continuing to provide excellent service to our customers.

Backlog

Because of the nature of our products and the short lead time order cycle, backlog is not a significant factor in most of our business units. We believe that substantially all of our firm orders existing on December 31, 2012 will be shipped during 2013.

Competition

Gibraltar operates in the highly competitive building products market with several North American suppliers and, in the case of European operations, some international suppliers. A few of our competitors may be larger, have greater financial resources, or have less financial leverage than we do. As a result, these competitors may be better positioned to respond to any downward pricing pressure or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business.

We compete with numerous suppliers of building products based on the range of products offered, quality, price, and delivery. Although some of these competing suppliers are large companies, the majority are small to medium-sized and do not offer the large range of building products we do.

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

Employees

At December 31, 2012 and 2011, we employed 2,306 and 2,221 employees, respectively. The 4% increase in employment from the prior year was primarily attributable to the four acquisitions made during 2012.

Approximately 17% of our workforce was represented by unions through various collective bargaining agreements (CBAs) as of December 31, 2012. One CBA, representing 1% of our workforce, expired and is currently being re-negotiated. One of the four acquisitions made during 2012 was party to a CBA; the Company recognized the union upon acquisition, but not their contract. Another CBA, representing less than 1% of our workforce, will expire during 2013. Our other CBAs expire between January 1, 2014 and April 1, 2016. We historically have had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current agreements.

Seasonality

Our net sales and income are generally lower in the first and fourth quarters compared to the second and third quarters primarily due to the seasonality of construction activity. Our sales volume is driven by residential renovation and other construction activities which typically peaks with warmer weather and is reduced due to colder and more inclement weather in the winter months. Operating margins are impacted by this seasonality because Gibraltar’s operating costs have fixed cost components.

Governmental Regulation

Our manufacturing facilities and distribution centers are subject to many federal, state, and local requirements relating to the protection of the environment. Our production processes use some environmentally sensitive materials. For example, we lubricate our machines with oil and use oil baths to treat some of our products. We believe that we operate our business in material compliance with all environmental laws and regulations, do not anticipate any material expenditures to continue to meet environmental requirements, and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations. However, we could incur operating costs or capital expenditures in complying with new or more stringent environmental requirements in the future or with current requirements if they are applied to our facilities in a way we do not anticipate. In addition, new or more stringent regulation of our energy suppliers could cause them to increase the price of energy they supply us.

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

Internet Information

Copies of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.gibraltar1.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

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

Our amount of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations.

We had total indebtedness of $207.8 million as of December 31, 2012. The following chart shows our level of indebtedness and certain other information as of December 31, 2012 (dollars in thousands):

Senior subordinated notes	$202,702
Other debt	5,101

Total debt	$207,803

Shareholders’ equity	$476,822

Ratio of earnings to fixed charges[1]	2.23x

[1]

For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes minus capitalized interest plus intangible asset impairment charges plus fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs), capitalized interest, the portion of operating rental expense that management believes is representative of the interest component of rent expense, and the interest on uncertain tax positions.

We may not be able to generate sufficient cash flow from operating results and other sources to service all of our indebtedness, including the Senior Subordinated Notes, and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

Our ability to make scheduled debt service payments or to refinance our debt obligations, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the revolving credit facility and the indenture that govern the notes restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under the revolving credit facility could terminate their commitments to loan money, and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

Relative to current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

Subsequent to December 31, 2012, the Company issued $210.0 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, on January 16, 2013 the Company initiated a tender offer to purchase the outstanding $204.0 million of 8% Senior Subordinated Notes (8% Notes) due in 2015. Simultaneously with the closing of the sale of the 6.25% Notes on January 31, 2013, the Company purchased the tendered 8% Notes. The 8% Notes that were not tendered and purchased were called for redemption. In connection with the purchase and subsequent redemption, the Company satisfied and discharged its obligations under the 8% Notes as of January 31, 2013. The terms of the indenture for our 6.25% Notes do not fully prohibit us or our subsidiaries from incurring additional debt.

Additionally, the Senior Credit Agreement provides us with a revolving credit facility commitment up to $200 million with borrowings limited to the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of our significant domestic subsidiaries. At December 31, 2012, we had $116.8 million of availability under our revolving credit facility. Under the terms of our Senior Credit Agreement, we are required to repay all amounts outstanding under the revolving credit facility by October 10, 2016. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under the Senior Credit Agreement and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.

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

•	certain of our borrowings, including borrowings under the Senior Credit Agreement, are at variable rates of interest, exposing us to the risk of increased interest rates; and

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt.

Restrictive covenants may adversely affect our operations.

The Senior Credit Agreement and the indenture governing our 6.25% Notes contain various covenants that limit our ability to, among other things:

•	incur additional debt or provide guarantees in respect of obligations of other persons;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem, or repurchase debt;

•	make loans, investments including acquisitions, and capital expenditures;

•	incur debt that is senior to our 6.25% Notes but junior to our indebtedness under the Senior Credit Agreement and other senior indebtedness;

•	incur liens;

•	receive distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•	enter into new lines of business.

In addition, the restrictive covenants in the Senior Credit Agreement include a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. Our ability to meet the restrictive covenants in the future can be affected by events beyond our control and we cannot assure you that we will meet the financial ratio. A breach of any of these covenants would result in a default under the Senior Credit Agreement. Upon the occurrence of an event of default under the Senior Credit Agreement, we would attempt to receive a waiver from our lenders, which could result in us incurring additional financing fees that would be costly and adversely affect our profitability and cash flows. If a waiver was not provided, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. If such event of default and election occurs, the lenders under the Senior Credit Agreement would be entitled to be paid before current 6.25% Note holders receive any payment under our notes. In addition, if we were unable to repay those amounts, the lenders under the Senior Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all our assets as collateral under the Senior Credit Agreement. If the lenders under the Senior Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay debt outstanding under the Senior Credit Agreement and our other indebtedness, including our 6.25% Notes, or borrow sufficient funds to refinance such indebtedness. An acceleration of the amounts outstanding under the Senior Credit Agreement would result in an event of default under the 6.25% Notes which would then entitle the holders thereof to accelerate and demand repayment of the notes as well. Even if we are able to obtain new financing to pay the amounts due under the Senior Credit Agreement and 6.25% Notes, it may not be on commercially reasonable terms, or terms that are acceptable to us. A breach of any of our covenants would have an adverse effect on our business, results of operations, and cash flow.

Variable rate indebtedness subjects us to interest rate risk which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under the Senior Credit Agreement, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase on any amounts outstanding under the Senior Credit Agreement, and our net income would decrease. Assuming all revolving loans were fully drawn or funded on December 31, 2012, as applicable, each 25 basis point change in interest rates would result in a $0.5 million change in annual interest expense on debt outstanding under the Senior Credit Agreement.

The residential building as well as the repair and remodel markets account for a significant portion of our sales, and any substantial reduction in demand from these markets is likely to adversely affect our profitability and cash flow.

The residential building market in North America experienced a significant decline in volume during a recession that began in 2008 which has recently shown signs of modest recovery. Similar trends were noted in the other end markets we serve, including various commercial and industrial markets.

Our largest customers are retail home improvement centers and wholesale distributors who serve our key end markets. The Home Depot accounted for approximately 12%, 13%, and 14% of our net sales during 2012, 2011, and 2010, respectively.

A loss of sales due to decreased demand from the residential building market, the repair and remodel market, the specified customer, or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our products to customers in any of these markets could adversely affect our profitability and cash flows. The end markets we serve have been and are expected to continue to be cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence, unemployment levels, and other factors beyond our control. The economic conditions experienced in the earlier years of the recession negatively affected all of these factors. Modest recovery in the past two years has demonstrated improvement in these factors and in our profitability and cash flow.

We rely on a few customers for a significant portion of our net sales. The loss of those customers would adversely affect our business.

Some of our customers are material to our business and results of operations. Our ten largest customers accounted for approximately 36%, 31%, and 34% of our net sales during 2012, 2011, and 2010, respectively. Our percentage of net sales to our major customers may increase if we are successful in executing our strategy of broadening the range of products we sell to existing customers. In such as event, or in the event of any consolidation of our customers, our net sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our largest customers. These customers are also able to exert pricing and other influences on us, requiring us to market, deliver, and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss, bankruptcy, or significant decrease in business from any of our major customers would have a material adverse effect on our business, results of operations, and cash flow.

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

Global consolidation of the primary steel producers and increased demand from other nations such as China and India continue to put upward pressure on market prices for steel and other commodities. Additionally, we are required to maintain moderate to high levels of inventories to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon expected buying practices and market conditions. In an environment of increasing raw material prices, competitive conditions will impact how much of the steel price increases we can pass on to our customers. To the extent we are unable to pass on price increases in our raw materials to our customers, the profitability of our business and resulting cash flows could be adversely affected. In the event of rapidly decreasing raw material prices, we may be left to absorb the cost of higher cost inventory as customers receive reduced pricing related to decreases in raw material costs. To the extent we are unable to match our costs to purchase raw materials to prices given to our customers, the profitability of our business and resulting cash flows could be adversely affected.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of steel, aluminum, resins, or other materials should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. The number of available suppliers has been reduced in recent years due to industry consolidation and bankruptcies affecting steel and metal producers and this trend may continue. Our top ten suppliers accounted for 30% of our purchases during 2012. We could be significantly and adversely affected if delivery were disrupted from a major supplier or several suppliers. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our results, profitability, and cash flow.

Increases in energy and freight prices would increase our operating costs and we may be unable to pass all these increases on to our customers in the form of higher prices for our products. We use energy to manufacture and transport our products. In particular, our plants use considerable amounts of electricity and our freight expenses include the cost of fuel to operate trucks. Our operating costs increase if energy costs rise. Although we do not believe we have experienced materially higher energy costs as a result of new or more stringent environmental regulations of our energy suppliers, such regulations could increase the cost of generating energy that is passed on to us. We do not hedge our exposure to higher prices via energy futures contracts. During periods of higher freight and energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. Increases in energy prices may reduce our profitability and cash flows if we are unable to pass all the increases on to our customers through higher selling prices.

We may not be able to identify, manage, and integrate future acquisitions successfully and if we are unable to do so, we are unlikely to sustain growth in net sales or profitability and our ability to repay our outstanding indebtedness may decline.

Historically, we have grown through a combination of internal growth plus external expansion through acquisitions such as the recent acquisitions made in 2011 and 2012. Although we intend to actively pursue our growth strategy in the future, we cannot provide any assurance that we will be able to identify appropriate acquisition candidates or, if we do, that we will be able to negotiate successfully the terms of an acquisition, finance the acquisition, or integrate the acquired business profitably into our existing operations. Integration of an acquired business could disrupt our business by diverting management away from day-to-day operations and could result in liabilities that were not anticipated. Further, failure to integrate any acquisition successfully may cause significant operating inefficiencies and could adversely affect our profitability and our ability to repay our outstanding indebtedness. Consummating an acquisition could require us to raise additional funds through additional equity or debt financing. Additional debt financing would increase our interest expense and reduce our cash flow otherwise available to reinvest in our business and neither debt nor equity financing may be available on satisfactory terms when required.

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

Approximately 8% of our outstanding common stock, including shares of common stock issuable under options and similar compensatory instruments granted which are exercisable, or which vested or will vest within 60 days, are owned by Brian J. Lipke, the Chairman of the Board and Chief Executive Officer of the Company, Eric R. Lipke, Neil E. Lipke, Meredith A. Lipke, and the estate of Curtis W. Lipke, all of whom are siblings, and certain trusts for the benefit of each of them and their families. As a result, the Lipke family has influence over all actions requiring stockholder approval, including the election of our board of directors. In deciding how to vote on such matters, the Lipke family may be influenced by interests that conflict with the interests of other shareholders.

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

Our operations and facilities are subject to a variety of federal, state, local, and foreign laws and regulations relating to the protection of the environment and human health and safety. Compliance with these laws and regulations sometimes involves substantial operating costs and capital expenditures, and any failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations including claims arising from the businesses and facilities that we have sold. We sometimes use hazardous and regulated substances such as petroleum products, hydraulic fluids, and solvents in our operations and are responsible for the proper handling, storage and disposal of hazardous materials and wastes. We have also acquired and continue to acquire, businesses and facilities to add to our operations. Certain facilities of ours have been in operation for many years and we may be liable for remediation of any contamination at our current or former facilities, or at off-site locations where wastes have been sent for disposal, regardless of fault or whether we, our predecessors or others are responsible for such contamination. We have been responsible for remediation of contamination at some of our locations and, while such costs have not been material so far, the cost of remediation of any newly-discovered contamination cannot be quantified, and we cannot assure you that it will not materially affect our profits or cash flows. Changes in environmental laws, regulations or enforcement policies, including without limitation new or more stringent regulations affecting greenhouse gas emissions, could have a material adverse effect on our business, financial condition, or results of operations.

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

In addition, approximately 17% of our own employees are represented by unions through various collective bargaining agreements. Our collective bargaining agreements are scheduled to expire between January 1, 2013 and April 1, 2016. We also have recognized a union at one of the businesses we acquired during the fourth quarter of 2012, and are in the process of negotiating an initial agreement with this union. It is likely that our unionized employees would seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption or on terms favorable to us. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations, and cash flow.

Our operations are subject to seasonal fluctuations that may impact our cash flow.

Our net sales are generally lower in the first and fourth quarters primarily due to reduced activity in the building industry due to colder, more inclement weather. In addition, quarterly results may be affected by the timing of shipments of large customer orders. Therefore, our cash flow from operations may vary from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may not be able to service our indebtedness or maintain covenant compliance. A default under any of our indebtedness could prevent us from borrowing additional funds and limit our ability to pay interest or principal, and allow our senior secured lenders to enforce their liens against our assets securing our indebtedness to these senior secured lenders.

Economic, political, and other risks associated with foreign operations could adversely affect our financial results.

Although the large majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in foreign countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 12% of our consolidated net sales during the year ended December 31, 2012. We have facilities in Canada, England, and Germany. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities. The risks of doing business in foreign countries include deterioration of foreign economic conditions, uncertainty over the stability of the Eurozone, the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in governmental policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply, and changes in duties or taxes. Adverse changes in any of these risks could adversely affect our net sales, results of operations, and cash flows.

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results.

Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from severe weather events such as hurricanes, floods, blizzards, from casualty events, such as fires or material equipment breakdown, from acts of terrorism, from epidemic or pandemic disease, from labor disruptions, or from other events such as required maintenance shutdowns, could cause interruptions to our businesses as well as the operations of our customers and suppliers. Such interruptions could have an adverse effect on our operations and financial results.

The nature of our business exposes us to product liability, product warranty and other claims and other legal proceedings.

We are involved in product liability, product warranty and other claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. In addition, we are exposed to potential claims arising from parties, such as customers, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. We cannot assure you that any current or future claims will not adversely affect our financial condition, operating results, and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office and headquarters is located in Buffalo, New York, in a leased facility. As of December 31, 2012, we owned or leased 37 facilities in the U.S., five in Canada, and two in Europe of which 26 were leased and 18 were owned. We believe the facilities we operate and their equipment are effectively utilized, well maintained, in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. Our broad North American and European network is well maintained and our sites are located to optimize customer service, market requirements, distribution capability and freight costs. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

As of December 31, 2012 there were 131 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company’s common stock is traded in the over-the-counter market and quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROCK.” The following table sets forth the high and low sale prices per share for the Company’s common stock for each quarter of 2012 and 2011 as reported on the NASDAQ Stock Exchange.

	2012		2011
	High	Low	High	Low
Fourth Quarter	$16.00	$11.96	$14.77	$7.40
Third Quarter	$13.78	$9.03	$11.66	$7.35
Second Quarter	$15.75	$9.10	$14.12	$10.51
First Quarter	$17.44	$13.08	$14.48	$10.13

The Company did not declare cash dividends during the years ended December 31, 2012 and 2011. Cash dividends are declared at the discretion of the Company’s Board of Directors. The Board of Directors determines to pay dividends based upon such factors as the Company’s earnings, financial condition, capital requirements, debt covenant requirements, and other relevant conditions.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2012 concerning securities authorized for issuance under the Company’s stock option plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Equity Compensation Plans Approved by Security Holders	711,624	$14.97	726,461

Total	711,624	$14.97	726,461

[1]

Consists of the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the Plan). Note 11 of the Company’s audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides additional information regarding the Plan and securities issuable upon exercise of options. All currently effective equity compensation plans have been approved by the Company’s shareholders.

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

The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2012. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2007 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

(in thousands, except per share data)

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2012 have been derived from the Company’s audited financial statements as restated for discontinued operations. The selected historical consolidated financial data presented in Item 6 are qualified in their entirety by, and should be read in conjunction with, the Company’s audited consolidated financial statements and notes thereto contained in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net sales	$790,058	$766,607	$637,454	$639,076	$917,476
Intangible asset impairment	$4,628	$—	$76,964	$60,098	$—
Income (loss) from operations	$40,261	$36,158	$(72,642)	$(37,061)	$62,341
Interest expense	$18,582	$19,363	$19,714	$21,433	$23,820
Income (loss) before taxes	$22,167	$16,885	$(92,279)	$(58,183)	$39,245
Provision for (benefit of) income taxes	$9,517	$7,669	$(16,923)	$(18,611)	$14,723
Income (loss) from continuing operations	$12,650	$9,216	$(75,356)	$(39,572)	$24,522

Income (loss) from continuing operations per share – Basic	$0.41	$0.30	$(2.49)	$(1.31)	$0.82
Weighted average shares outstanding – Basic	30,752	30,507	30,303	30,135	29,981

Income (loss) from continuing operations per share – Diluted	$0.41	$0.30	$(2.49)	$(1.31)	$0.81
Weighted average shares outstanding – Diluted	30,857	30,650	30,303	30,135	30,193

Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$0.20

Current assets	$267,238	$268,854	$242,377	$252,125	$348,229
Current liabilities	$117,585	$128,424	$100,118	$109,016	$125,201
Total assets	$883,674	$872,055	$810,890	$974,942	$1,146,359
Total debt	$207,803	$207,163	$207,197	$257,282	$356,372
Shareholders’ equity	$476,822	$459,936	$440,853	$528,226	$568,487

Capital expenditures	$11,351	$11,552	$8,362	$9,791	$17,639
Depreciation	$19,673	$19,872	$18,797	$18,034	$17,971
Amortization	$6,671	$6,309	$5,167	$5,187	$5,550

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

Company Overview

Gibraltar is a leading manufacturer and distributor of products for the building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges and a wide variety of other structures. These products include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, bar grating, expanded metal, metal lath and expansion joints and structural bearings. We believe Gibraltar has strong brand recognition in these product categories which provides us with product leadership positions. We serve customers throughout North America, Europe, Asia, and Central and South America including major home improvement retailers, distributors and contractors. As of December 31, 2012, we operated 44 facilities in 21 states, Canada, England and Germany, giving us a broad platform for just-in-time delivery and support to our customers. Our common stock is trading on the NASDAQ stock market under the ticker symbol “ROCK.”

Our customers principally serve the home improvement; new residential, low-rise commercial; bridge and highway construction and a variety of industrial markets. A majority of our products are sold through sales channels. Major customers include The Home Depot, other big box retailers, national building products wholesalers, industrial equipment manufacturers and contractors.

We believe that we have established a reputation as an industry leader in quality, service and innovation and have achieved strong competitive positions in our markets. We attribute our standing in the market primarily to the following competitive strengths:

Leading market share. We have a leading market position in many of the products and services we offer, and we estimate that a majority of our net sales for the year ended December 31, 2012 were derived from the sale of products in which we had one of the leading U.S. market shares. We believe we have leading market shares in six distinct product families.

Diversified product mix and manufacturing base. We manufacture an extensive variety of products that are sold through building material wholesalers, buying groups, discount and major retail home centers, roofing distributors, residential, industrial, commercial, and transportation contractors and industrial manufacturers. We operate 34 manufacturing facilities and eight distribution centers throughout the United States, Canada, England and Germany, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market. Despite our global reach, our capital expenditures have remained low. During each of the last three years, our capital expenditures have averaged 1.5% or less of net sales. The following table outlines many of our key products sold to both residential and non-residential end markets:

Product	End market
Residential end markets
Roof & foundation ventilation products Mail storage (single and cluster) Rain dispersion, flashing, soffits and trim, metal lath	New build; repair and remodel New build; repair and remodel New build; repair and remodel

Non-residential end markets
Bar grating	Oil, gas and mining; industrial; wastewater and water treatment; leisure and sports parks
Expanded metal and perforated metal	Mining; steel mills; transportation; petro-chemical; architectural facades; security
Engineered public infrastructure products	Bridge construction; highway construction; airport runways

Provider of value-added products and services. We increasingly focus on value-added products and services, such as mail storage solutions, infrastructure products, and ventilation products, to improve our margins and profitability. We use complex and demanding production and treatment processes that require advanced production equipment, sophisticated technology and exacting quality control measures. We have also targeted our acquisition strategy on producers of value-added products, including, but not limited to, our recent acquisitions of The D.S. Brown Company (“D.S. Brown”), the largest U.S. manufacturer of specialty components for the transportation infrastructure industry, Pacific Award Metals, Inc. (“Award Metals”), a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims and specialty clips and connectors for concrete forms used in the new construction and repair and remodel markets. The Company also acquired the assets of four businesses in 2012:

•	Metal grating products for the oil sands region of Western Canada;

•	Function-critical components for public infrastructure construction and maintenance;

•	Perforated metal products for industrial applications; and

•	Sun protection products for new residential construction and home remodeling.

These acquisitions have increased our portfolio of value-added products. We also strive to develop and launch new products, expand our geographic market coverage and penetrate new end markets to strengthen our product leadership positions.

Strength in non-residential end markets. Since 2007, we have sought to bolster our presence in non-residential end markets through both strategic acquisitions and organic growth, and we estimate that sales from these markets now account for approximately half of the net sales for the company. Our presence in this diverse end market, which serves industries such as oil & gas, mining, transportation and industrial, complements our residential end markets business and provides additional stability.

Solid relationships with blue-chip customers. We have strong relationships with many of the largest customers in the markets we serve, including the building and construction, machinery and general manufacturing industries. Through acquisitions, we have gained new longstanding relationships and we have maintained and developed those relationships by offering an increasing range of products and providing quality customer support. We have long-standing relationships with many large market leaders such as The Home Depot, other big box retailers, national building products wholesalers, industrial equipment manufacturers and contractors.

Commitment to quality. We place great importance on providing our customers with high quality products for use in critical construction applications. We carefully select our raw material vendors and use inspection and analysis to maintain our quality standards so our products meet critical customer specifications. To meet customer specifications, we use documented procedures utilizing statistical process control systems linked directly to processing equipment to monitor many stages of production. A number of our facilities’ quality systems are registered under ISO 9001, an internationally recognized set of quality-assurance standards, and other industry standards.

History of substantial debt reduction and strong liquidity profile. Since 2007, we have been committed to debt reduction and used cash generated from operations, as well as certain proceeds of asset sales, to make significant repayments against our outstanding debt. Our total debt declined from $487.5 million at December 31, 2007 to $207.8 million as of December 31, 2012. We had no borrowings under our revolving credit facility during the year ended December 31, 2012, and our liquidity as of December 31, 2012 was $165 million, including $48 million of cash and $117 million of availability under our revolving credit facility. We believe that our low leverage and substantial liquidity allows us to successfully manage our business, meet the demands of our customers and weather the cyclicality of certain end markets.

Proven acquisition track record. Over the last eight years, we have successfully acquired and integrated over fifteen businesses, including D.S. Brown, Florence Manufacturing and Alabama Metal Industries Corporation. These acquisitions have helped to diversify our products and customers while growing our net sales and earnings.

Experienced management team. Brian J. Lipke has been our Chief Executive Officer since 1987, the Chairman of our Board since 1992 and a director since our formation. Henning N. Kornbrekke, President and Chief Operating Officer, has been with us for nine years and has extensive experience in manufacturing, marketing and distribution from his previous employment at Rexam, PLC and The Stanley Works. Kenneth W. Smith, our Chief Financial Officer, joined our company in 2008 with extensive experience at Circor International, North Safety Products and Digital Equipment Corporation. Our executive management team is supported by a talented and experienced divisional management team. Overall, our management team has broad experience in operational excellence, quality and merchandising gained over multiple business cycles.

Operational excellence. Our strategy is to position Gibraltar as a low-cost provider and a market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence, including lean initiatives throughout the company to position Gibraltar as our customers’ low-cost provider of the products we offer. We continuously seek to improve our on-time delivery, quality and service to position Gibraltar as a preferred supplier to our customers. During recent years, Gibraltar invested in new enterprise resource planning (“ERP”) systems which, among other things, have enabled us to more effectively manage our inventory, forecast customer orders, improve supply chain management and respond more timely to volatile raw material costs. At the same time, we have significantly reduced our working capital levels while maintaining a high level of customer service.

Acquisitions

During 2012, Gibraltar purchased the assets of four businesses in separate transactions. The acquired product lines complement and expand the Company’s product portfolio and customer base in four key U.S. and Canadian markets:

•	Metal grating products for the oil sands region of Western Canada ;

•	Function-critical components for public infrastructure construction and maintenance;

•	Perforated metal products for industrial applications; and

•	Sun protection products for new residential construction and home remodeling.

Gibraltar funded the aggregate investment of $43 million from existing cash on hand.

Gibraltar acquired D.S. Brown on April 1, 2011 for $98 million. D.S. Brown is the largest U.S. manufacturer of specialty components for the transportation infrastructure industry and has established a leading market position for many of the products offered. Products manufactured and distributed by D.S. Brown include expansion joint systems, structural bearing assemblies, pavement sealing systems, and other specialty components for bridges, highways, and other infrastructure projects.

On June 3, 2011, the Company acquired Award Metals for $13 million. Award Metals is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialty clips and connectors for concrete forms used in the new construction and repair and remodel markets.

The D.S. Brown and Award Metals acquisitions were financed through cash on hand and debt available under our revolving credit facility. Gibraltar’s results from operations included acquisitions from the respective dates of acquisition.

Divestitures

Gibraltar sold its United Steel Products subsidiary (USP) in March 2011 for $59 million. The sale of USP, along with the acquisitions completed in 2011 and 2012 provide Gibraltar with a broader product offering to construction markets and greater potential for revenue and earnings growth. These transactions are consistent with management’s strategy to position Gibraltar as a market leader in the product areas offered by our business and to expand our offering of value-added products.

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

	2012	2011	2010
Residential Housing Starts	767,000	607,000	585,000

The decrease in residential housing starts and non-residential construction had a significant impact on the operations of our business by contributing to decreased sales volume and profitability. To respond to current economic conditions facing Gibraltar, including weakened end market conditions and volatile commodity costs, we continue to focus on providing a high level of customer service along with maintaining our position as a market share leader and low-cost provider of our products. We strive for operational excellence through lean initiatives and the consolidation of facilities to reduce costs. As a result, we have closed or consolidated 11 facilities over the past three years, including two during 2012. We have also aggressively reduced operating costs throughout the Company to maximize cash flows generated from operating activities. As a result of these restructuring activities, our break-even point has decreased significantly since 2008.

As noted above, commodity raw material prices for materials such as steel, aluminum, and resins, have also fluctuated significantly during the past three years. These fluctuations impact the cost of raw materials we purchase and the pricing we offer to our customers. Commodity prices fell precipitously during the fourth quarter of 2008 and continued to fall during the first two quarters of 2009. The rapid decrease in commodity prices led to lower sales prices offered to customers and falling margins on our product sales during much of 2009. Commodity prices rose in 2010 and have somewhat stabilized since such time. We believe our investment in ERP systems and decreased inventory requirements allow us to react better to these fluctuations and have improved our margins.

As a result of the steps we have taken throughout the economic downturn, we have increased liquidity to a strong position. Using cash generated from operations, we have made significant repayments against our outstanding debt and no longer have any amounts outstanding against our revolving credit facility as of year-end. Our liquidity as of December 31, 2012 was $165 million including $48 million of cash and $117 million of availability under our revolving credit facility.

Additionally, the steps taken since the economic downturn in 2008 allowed us to return to and sustain profitability for the past two years. We believe our reduced cost structure and lean manufacturing process will allow us to continue growing our revenue and profitability as the economy continues to improve.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2012		2011
Net sales	$790,058	100.0%	$766,607	100.0%
Cost of sales	640,498	81.1%	621,492	81.1%

Gross profit	149,560	18.9%	145,115	18.9%
Selling, general, and administrative expense	104,671	13.2%	108,957	14.2%
Intangible asset impairment	4,628	0.6%	—	0.0%

Income from operations	40,261	5.1%	36,158	4.7%
Interest expense	18,582	2.4%	19,363	2.5%
Other income	(488)	-0.1%	(90)	0.0%

Income before taxes	22,167	2.8%	16,885	2.2%
Provision for income taxes	9,517	1.2%	7,669	1.0%

Income from continuing operations	12,650	1.6%	9,216	1.2%
(Loss) income from discontinued operations	(5)	0.0%	7,307	1.0%

Net income	$12,645	1.6%	$16,523	2.2%

The following table sets forth the impact of the Company’s acquisitions on net sales and operating income for the year ended December 31 (in thousands):

			Total	Change Due To
	2012	2011	Change	Acquisitions	Operations
Net sales	$790,058	$766,607	$23,451	$29,106	$(5,655)
Operating income	$40,261	$36,158	$4,103	$600	$3,503

Net sales increased by $23.5 million, or 3.1%, to $790.1 million for 2012 from net sales of $766.6 million for 2011. The increase from prior year was primarily the result of incremental sales generated by the two acquisitions completed in the second quarter of 2011 which contributed $25.0 million or 3.3% of the increase in net sales for 2012. Acquisitions completed in 2012 contributed additional net sales of $4.1 million or an increase of 0.5%. Net sales from businesses operating in both periods decreased 0.7% or $5.7 million, the result of a 1.4% decrease in pricing to customers offset by a 0.7% increase in volume. While volume increased modestly compared to 2011 for our products sold into the majority of our geographic markets, this increase was net of declines in volume sold in the West Coast residential market and European market. Lower demand for roofing materials resulting from unusually dry weather this year contributed to the lower volumes in the West Coast residential market, while weak economic conditions in Europe suppressed demand for our industrial and vehicle filtration products. The lower selling prices were primarily the result of a decline in commodity costs for steel and aluminum and meeting selective competitive situations.

Despite our increase in net sales, our gross margin remained unchanged at 18.9% for both 2012 and 2011. As we continue consolidating certain of our West Coast locations with similar products and market characteristics, we have incurred costs related to this consolidation in 2012. We believe completing the initiatives to restructure the West Coast locations will lead to improved gross margins in future periods. The impact to our gross margin from these consolidation costs was offset equally by a more favorable alignment of material costs to customer selling prices and cost reductions.

Selling, general, and administrative (SG&A) expenses decreased by $4.3 million, or 3.9%, to $104.7 million for 2012 from $109.0 million for 2011. The $4.3 million decrease was the net result of a $3.3 million decrease in equity compensation, $2.7 million in cost reductions due to consolidation of facilities, a $1 million decrease in other variable incentive compensation and in restructuring and acquisition related costs from 2011. The decreases were partially offset by an increase of $4.5 million in SG&A expense as a result of businesses acquired in 2012 and from having a full year of SG&A expenses from business acquired in 2011. SG&A expenses as a percentage of net sales decreased to 13.2% for 2012 compared to 14.2% for 2011.

During 2012, due to changes in the estimated fair value of a certain reporting unit resulting from a decrease in sales projections, along with continued underperformance in the operations of that reporting unit, we recognized intangible asset impairment charges of $4.6 million. No impairment charges were recognized for 2011.

Interest expense decreased $0.8 million, or 4.0%, to $18.6 million for 2012 from $19.4 million for 2011. The interest expense incurred in both periods primarily relates to our $204.0 million of Senior Subordinated 8% Notes. Net interest expense for 2011 was higher due to funds borrowed under our revolving credit facility to finance the acquisitions of D.S. Brown and Award Metals along with a $0.3 million charge to write-off deferred financing fees in 2011. These expenses were partially offset by $0.7 million of interest income earned on the $8.5 million note held resulting from the sale of SCM Metal Products in 2008. This note receivable was collected in full during November 2011. No amounts were outstanding under our revolving credit facility during 2012.

We recognized a provision for income taxes of $9.5 million for 2012, an effective tax rate of 42.9%, compared with a provision for income taxes of $7.7 million, an effective tax rate of 45.4% for 2011. The effective tax rate for 2012 was reduced by 9.3 percentage points from the 2011 rate largely due to lower non-deductible expenses incurred during 2012. This reduction was partially offset by an increase of 6.8 percentage points over 2011 due to the effect of intangible asset impairment charges, the majority of which was not deductible for tax purposes. The effective tax rate for 2012 and 2011 exceeded the U.S. federal statutory rate due to state taxes and non-deductible permanent differences.

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

Outlook

For the first quarter of 2012, we expect revenues to increase approximately 3% primarily from incremental revenues of our most recent acquisitions. We believe the continued recovery in the residential and non-residential construction markets will provide stronger growth opportunities in the second half of 2013. We expect the first quarter gross margin to approximate 19% as our cost reductions offset the margin impact of lower sales volume in a seasonally weak quarter. For 2013, we expect SG&A expense to approximate $29 million per quarter, or 13% of full year revenue. Our expectations for other financial measures for our continuing operations, excluding refinancing charges, include net interest at a run rate of $4 million per quarter, a full year effective tax rate of 37% and capital expenditures of $20 million for the year.

Over the long-term, we believe that the fundamentals of the building and industrial markets are positive and the aggressive actions taken to streamline and improve the efficiency of our business have reduced our break-even point and positioned Gibraltar to generate marked improvements in profitability when economic and market conditions return toward historical levels.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while continuing to focus on working capital efficiency and profit improvement opportunities to minimize the cash invested to grow our business. We have successfully generated positive cash flows from operating activities during the past three years to fund our capital requirements and assist in the funding of our 2011 and 2012 acquisitions as noted below in the “Cash Flows” section of Item 7 of this Annual Report on Form 10-K. We generated positive operating cash flows during these periods despite the continued challenging economic conditions our business faced. In the future, we expect to continue profitable growth and sustain strong working capital management to continue to generate positive operating cash flow.

On October 11, 2011, we entered into the Senior Credit Agreement which includes a $200 million revolving credit facility and provides Gibraltar with access to capital and improved financial flexibility. As of December 31, 2012, our liquidity of $164.8 million consisted of $48.0 million of cash and $116.8 million of availability under our revolving credit facility as compared to liquidity of $169.7 million as of December 31, 2011. We believe that availability of funds under our Senior Credit Agreement together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2012, our foreign subsidiaries held $21.9 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through transactions similar to our 2012 acquisition of the Western Canadian bar grating business.

Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Potential acquisitions are evaluated on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets, and customers and improve shareholder value. Our 2012 acquisitions were funded by cash on hand, while the 2011 acquisitions of D.S. Brown and Award Metals were financed through the use of cash on hand and debt available under our revolving credit facility.

Cash Flows

The following table sets forth selected cash flow data for the years ended December 31 (in millions):

	2012	2011
Cash provided by (used in):
Operating activities of continuing operations	$50,232	$49,828
Investing activities of continuing operations	(55,763)	(52,295)
Financing activities of continuing operations	(1,173)	(2,775)
Discontinued operations	(151)	(1,044)
Effect of exchange rate changes	766	(463)

Net decrease in cash and cash equivalents	$(6,089)	$(6,749)

During the year ended December 31, 2012, net cash provided by continuing operations totaled $50.2 million, primarily driven by income from continuing operations of $12.7 million and non-cash charges totaling $40.8 million that included depreciation, amortization, deferred income taxes, stock compensation, and an intangible asset impairment. Net cash provided by continuing operations for 2011 was $49.8 million and was primarily driven by income from continuing operations of $9.2 million and $41.5 million from non-cash charges including depreciation, amortization, deferred income taxes, and stock compensation.

During the year ended December 31, 2012, the Company modestly increased its investment in working capital and other net assets from December 31, 2011 resulting in $3.3 million of cash outflow. Cash flow invested in working capital and other net assets included $6.3 million decrease in accounts receivable, partially offset by a $1.0 million increase in inventory and $3.8 million and $7.1 million decreases in accounts payable and accrued liabilities. The decrease in accounts receivable was a result of reduced net sales in the fourth quarter of 2012 compared to 2011 as customer pricing decreased year over year. Inventory levels saw a minor increase due to the timing of our receipts near year-end. Accounts payable decreased due to the timing of vendor payments made near year-end. The decrease in accrued liabilities of $7.1 million was largely due to performance-based variable compensation awards earned in 2009 and 2011 that were paid during 2012, partially offset by accruals for long term incentive plans earned during 2012.

Net cash used in investing activities of continuing operations for 2012 of $55.8 million consisted primarily of $45.1 million of acquisitions and capital expenditures of $11.4 million. Net cash used in investing activities of continuing operations for 2011 of $52.3 million consisted primarily of $109.2 million of acquisitions and capital expenditures of $11.6 million offset by $67.5 million of proceeds from the sale of our USP business unit and the collection of a note receivable related to the 2008 sale of our SCM business unit.

Net cash used in financing activities for 2012 of $1.2 million primarily consisted of $1.0 million of treasury stock repurchases related to the net settlement of vested stock awards and repayments of $0.5 million on long-term debt. Net cash used in financing activities for 2011 of $2.8 million primarily consisted of $1.6 million of deferred financing fees related to the Senior Credit Agreement, $0.8 million of treasury stock repurchases related to the net settlement of vested stock awards, and net repayments of $0.4 million on long-term debt.

Cash used for discontinued operations was $0.2 million for the year ended December 31, 2012 compared to cash used for discontinued operations of $1.0 million for 2011. The 2011 cash flows related primarily to the USP business that was divested in 2011.

Senior Credit Agreement and Senior Subordinated Notes

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides Gibraltar with flexibility by allowing us to request additional financing from the lenders to increase the revolving credit facility to $250 million. The Senior Credit Agreement also provided Gibraltar with a commitment to enter into a term loan subject to conditions that subsequently the Company decided not to satisfy. The Senior Credit Agreement is committed through October 10, 2016.

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

As of December 31, 2012, we had $116.8 million of availability under the Senior Credit Agreement and outstanding letters of credit of $13.6 million. Only one financial covenant is contained within the Senior Credit Agreement, which requires us to maintain a fixed charge ratio (as defined in the agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis at the end of each quarter. As of December 31, 2012, we were in compliance with the minimum fixed charge coverage ratio covenant. Management expects to be in compliance with the fixed coverage ratio covenant throughout the next twelve months.

To help finance the $109.2 million for the 2011 acquisitions of D.S. Brown and Award Metals in the second quarter of 2011, we borrowed $43.0 million under the revolving credit facility which was subsequently repaid during the third quarter of 2011. No amounts were outstanding under our revolving credit facility during 2012.

At December 31, 2012, the Company had $204.0 million of Senior Subordinate 8% Notes (8% Notes) outstanding which were issued in December 2005 at a discount to yield 8.25% and were due December 1, 2015.

Subsequent to December 31, 2012, the Company issued $210.0 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, on January 16, 2013 the Company initiated a tender offer to purchase the outstanding 8% Notes. Simultaneously with the closing of the sale of the 6.25% Notes on January 31, 2013, the Company purchased the tendered 8% Notes. The 8% Notes that were not tendered and purchased were called for redemption. In connection with the purchase and subsequent redemption, the Company satisfied and discharged its obligations under the 8% Notes. Refer to Note 20 in the consolidated financial statements in Item 8 for more information regarding the issuance of the 6.25% Notes and redemption of the 8% Notes.

The provisions of the 6.25% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of the greater of $0.25 per share or $25 million. The 6.25% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2017, at the redemption price (as defined in the Senior Subordinated 6.25% Notes Indenture). The redemption prices will be 103.13%, and 101.56% of the principal amount thereof if the redemption occurs during the 12-month periods beginning February 1, of the years 2017 and 2018, respectively, and 100% of the principal amount thereof on and after February 1, 2019, in each case plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings by the Company at a redemption price of 106.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In the event of a Change in Control (as defined in the Senior Subordinated 6.25% Notes Indenture), each holder of the 6.25% Notes may require the Company to repurchase all or a portion of such holder’s 6.25% Notes at a purchase price equal to 101% of the principal amount thereof.

Each of our significant domestic subsidiaries has guaranteed the obligations under the Senior Credit Agreement. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit our ability to take various actions. The Senior Subordinate 6.25% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated coverage ratio.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table summarizes by category our Company’s expected future cash outflows associated with contractual obligations in effect at December 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Fixed rate debt[1]	$203,395	$389	$202,939	$67	$—
Interest on fixed rate debt	47,664	16,355	31,305	4	—
Variable rate debt	4,408	408	800	800	2,400
Interest on variable rate debt [2]	51	9	15	12	15
Operating lease obligations	35,221	11,031	13,692	6,261	4,237
Performance stock unit awards	1,639	—	1,639	—	—
Pension and other post- retirement payments	8,933	742	1,484	1,438	5,269
Management stock purchase plan [3]	1,046	530	488	28	—

Total [4]	$302,357	$29,464	$252,362	$8,610	$11,921

[1]	8% Notes were re-financed subsequent to December 31, 2012. See Note 20
[2]	Calculated using the interest rate in effect at December 31, 2012.
[3]

Includes amounts due to retired participants of the Management Stock Purchase Plan (MSPP). Excludes the future payments due to active participants of the MSPP, which represents a liability of approximately $9.2 million as of December 31, 2012. Future payments to active participants cannot be accurately estimated as we are uncertain of when active participants’ service to the Company will terminate.

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

Management reviews these estimates, including the allowance for doubtful accounts and inventory reserves, on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Valuation of Accounts Receivable

Our accounts receivable represent those amounts that have been billed to our customers but not yet collected. As of December 31, 2012 and 2011, allowances for doubtful accounts of $4.5 million and $4.6 million were recorded, respectively, or approximately 5% of gross accounts receivable for both periods. We record an allowance for doubtful accounts based on the portion of those accounts receivable that we believe are potentially uncollectible based on various factors, including experience, creditworthiness of customers, and current market and economic conditions. If the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Changes in judgments on these factors could impact the timing of costs recognized.

Valuation of Inventories

We state our inventories at the lower of cost or market. We determine the cost basis of our inventory on a first-in, first-out basis using a standard cost methodology that approximates actual cost. On a regular basis, we calculate an estimated market value of our inventory, considered to be the prevailing selling price for the inventory less the cost to complete and sell the product. We compare the current carrying value of our inventory to the estimated market value to determine whether a reserve to value inventory at the lower of cost or market is necessary. We recorded insignificant charges during the three year period ended December 31, 2012 to value our inventory at the lower of cost or market.

We regularly review inventory on hand and record provisions for excess, obsolete, and slow-moving inventory based on historical and current sales trends. We recorded reserves for excess, obsolete, and slow-moving inventory of $4.9 million and $4.1 million as of December 31, 2012 and 2011, respectively, or approximately 4% of gross inventories for both periods. Changes in product demand and our customer base may affect the value of inventory on hand, which may require higher provisions for obsolete inventory.

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

The following summarizes the amount of purchase price allocated to property, plant, and equipment, identifiable intangible assets, and goodwill for the acquisitions completed in 2012 (in millions):

Initial Purchase Price	Property, Plant, and Equipment	Identified Intangible Assets	Goodwill	Other Net Assets
$43.1	$9.9	$10.2	$15.0	$8.0

Due to the subjectivity inherent in determining the fair value of long-lived assets and the significant number of acquisitions we have completed, we believe the allocation of purchase price to acquired assets and liabilities is a critical accounting policy.

Impairment of Depreciable and Amortizable Long-lived Assets

We test long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable and exceed their fair value. The following summarizes the value of long-lived assets subject to impairment testing when events or circumstances indicate potential impairment as of December 31, 2012 (in millions):

Property, plant, and equipment, net	$151.6
Acquired intangibles with useful lives	$50.0
Other assets	$6.2

Impairment exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by discounted cash flow method, an independent market appraisal of the asset, or another acceptable valuation technique. We recognized impairment charges for property, plant, and equipment as a result of restructuring activities during the years ended December 31, 2012, 2011 and 2010.

Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing

Our goodwill and indefinite-lived intangible asset balances of $359.9 million and $48.8 million as of December 31, 2012, respectively, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

During 2012, we concluded that no indicators of impairment existed at interim dates and did not perform any interim impairment tests related to goodwill and indefinite-lived intangible assets. We tested goodwill and other indefinite-lived intangible assets for impairment during the fourth quarter of 2012 at the annual test date. As a result of the October 31, 2012 impairment test, the Company recognized an intangible asset impairment charge of $4.6 million for the year ended December 31, 2012. No impairment charges were recognized for the year ended December 31, 2011. However, the Company recognized intangible asset impairment charges of $77.0 million for the year ended December 31, 2010.

We test goodwill for impairment at the reporting unit level. We identify our reporting units by assessing whether the components of our company constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. As of the October 31, 2012 impairment test, we identified ten reporting units in total, of which all have goodwill. The number of reporting units declined from eleven to ten in the current year as we consolidated two reporting units due to restructuring activities that consolidated their operating activities.

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

The following table sets forth the amount of goodwill allocated to each reporting unit tested for goodwill impairment and the percentage by which the estimated fair value of each reporting unit exceeded its carrying value as of the October 31, 2012 goodwill impairment test (in thousands):

Reporting Unit	Goodwill Allocated to Reporting Unit Before Impairment Charges	Percentage By Which Estimated Fair Value Exceeds Carrying Value	Goodwill Impairment Charges	Goodwill Allocated To Reporting Unit After Impairment Charges
#1	$111,499	37%	$—	$111,499
#2	89,279	33%	—	89,279
#3	46,198	29%	—	46,198
#4	27,332	57%	—	27,332
#5	20,578	7%	—	20,578
#6	19,569	45%	—	19,569
#7	18,261	25%	—	18,261
#8	8,256	35%	—	8,256
#9	4,328	N/A	(4,328)	—
#10	3,589	233%	—	3,589

Total	$348,889		$(4,328)	$344,561

The October 31, 2012 goodwill impairment test included significant assumptions. To estimate the fair value of the reporting units as a part of step one of the impairment test, we used two valuation techniques: an income approach and a market approach. The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted average cost of capital “WACC” used to discount future cash flows. The market approach consisted of applying an Earnings Before Interest, Taxes, Depreciation and Amortization “EBITDA” multiple to the forecasted EBITDA to be generated in 2012 and 2013. The market approach also relied on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts and the EBITDA multiple selected from an analysis of peer companies.

The following table sets forth the compound annual revenue growth rate for the five-year period used to forecast cash flows and the average operating margin for the forecasted periods compared to actual operating margins generated over the long-term:

Reporting Unit	Compound Annual Revenue Growth Rate For Forecasted Periods	Operating Margins For Forecasted Periods	Actual Long-term Operating Margins (a)
#1	2%	19%	21%
#2	4%	10%	10%
#3	5%	17%	18%
#4	1%	14%	14%
#5	7%	7%	6%
#6	4%	10%	9%
#7	8%	7%	5%
#8	13%	13%	11%
#9 (b)	12%	3%	0%
#10 (c)	1%	10%	7%

(a)	Operating margins presented exclude restructuring charges incurred by each reporting unit.
(b)	The operating margins presented only include operating results generated since the dates these reporting units were acquired by Gibraltar. The reporting unit has undergone significant consolidation and restructuring activities in the past five years as locations were acquired, sold, and reorganized. Some of the acquisitions made occurred during the economic downturn. Significant changes have been made to downsize locations, realign operations, and change distribution patterns in order to turn the unit profitable and spur future economic growth.
(c)	This reporting unit was restructured in 2007 and 2008 to increase the efficiency and reduce the cost of production. Operating margins have improved since the restructuring was completed. As a result, we believe forecasted operating margins will continue to exceed prior results.

We analyzed third-party forecasts of housing starts and other macroeconomic indicators that impact each reporting unit to provide a reasonable estimate of revenue growth in future periods. Our analysis of third-party forecasts noted that housing starts were projected to grow at a compound annual growth rate of 18% from 2012 to 2017. We considered these forecasts in developing each reporting unit’s growth rates over the next five years depending on the level of correlation between housing starts and net sales for each reporting unit. The correlation between housing starts and net sales was based on an analysis of historical housing starts and our historical revenue. We concluded that this approach provided a reasonable estimate of long-term revenue growth and cash flows for each reporting unit.

Operating margins used to estimate future cash flows were consistent with long-term margins generated by the reporting units while they have been owned and operated by Gibraltar as shown in the table above. The reporting units where forecasted operating margins exceed long-term operating margins generated by the reporting unit were for reporting units that were recently acquired and, therefore, the long-term operating margins were more significantly impacted by the economic turmoil that began in 2008 or were more significantly impacted by the decline in the residential housing market. Additionally, we took strategic actions to consolidate facilities, reduce costs, and restructure these business units to become more profitable as the economy recovers. These actions led to increased costs and lower operating margins in the short term. Based on our understanding of these reporting units and the actions taken by management to restructure the businesses for improved growth and profitability, we concluded that the long-term cash flows forecasted for all of the Company’s reporting units were reasonable.

In addition to revenue growth and operating margin forecasts, the discounted cash flow model used to estimate the fair value of each reporting unit also uses assumptions for the amount of working capital needed to support each reporting unit. We forecasted modest improvement in working capital management for future periods at each reporting unit based on past performance. The Company experienced a significant reduction in days of working capital from 77 days for the year ended December 31, 2008 to 65 days for the year ended December 31, 2012. We have been able to significantly improve our working capital management through lean initiatives, efficiency improvements, and facility consolidations. We believe continued improvement in our ability to manage working capital will allow us to increase the cash flow generated from each reporting unit.

The terminal value of each reporting unit was based on a projected terminal year of forecasted cash flows in our discounted cash flow model. We made an assumption that cash flows would grow 3.0% each year thereafter in the North American markets, and 2.0% each year thereafter in the European markets served by the company, based on our approximation of gross domestic product growth. This assumption was based on a third-party forecast of future economic growth over the long-term.

The discounted cash flow model uses the WACC to discount cash flows in the forecasted period and to discount the terminal value to present value. To determine the WACC, we used a standard valuation method, the capital asset pricing model, based on readily available and current market data of peer companies considered market participants. Acknowledging the risk inherent in each reporting units’ ability to achieve long-term forecasted cash flows, in applying the income approach we increased the WACC of each reporting unit based upon each reporting unit’s past operating performance and their relative ability to achieve the forecasted cash flows. As a result of these analyses, we assigned a WACC between 10.7% and 13.1% for each reporting unit.

The EBITDA multiple used in the market approach to determine the fair value of each reporting unit was applied to the forecasted EBITDA to be generated during 2012 and 2013. The market approach relies on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts and the EBITDA multiple selected from an analysis of peer companies considered market participants. The revenue growth rates and profit margins used in the market approach were the same projections used in the discounted cash flows model as described above. The EBITDA multiples were established by analyzing each peer companies’ total invested capital in proportion to EBITDA derived from each peer companies’ most recently reported earnings. Similar to the WACC analysis, we assessed the risk of each reporting unit achieving its forecasts with consideration given to how each reporting unit has performed historically compared to forecasts. As a result of these analyses, we assigned an EBITDA multiple between 7.7 and 9.2 for 2012 EBITDA forecasts and 7.1 and 8.6 for 2013 EBITDA forecasts.

As noted above, we used two commonly accepted valuation techniques to estimate a fair value for each reporting unit. The estimated fair value for each reporting unit was calculated using a weighted average between the calculated amounts determined under the income approach and the market approach. We weighted the income approach more heavily (67%) as the technique uses a long-term approach that considers the expected operating profit of each reporting unit during periods where housing starts and other macroeconomic indicators are nearer historical averages. The market approach (33%) values the reporting units using 2012 and 2013 EBITDA values which were forecasted using estimated housing starts of 761,000 and 935,000, respectively. Housing starts have historically approximated 1.5 million each year. We believe the income approach considers the expected recovery in the residential building market better than the market approach. Therefore, we concluded that the income approach more accurately estimated the fair value of the reporting units as it considers earnings potential during a longer term and does not use the short-term perspective used by the market approach. Accordingly, we concluded that the market participants who execute transactions to sell or buy a business in the current economic environment would place greater emphasis on the income approach.

The following table sets forth the Company’s estimated fair value and carrying value for each reporting unit as of October 31, 2012 (in thousands):

Reporting Unit	Estimated Fair Value	Carrying Value
#1	$125,322	$91,230
#2	223,231	167,673
#3	113,375	87,639
#4	55,159	35,136
#5	36,096	33,715
#6	26,958	18,584
#7	31,022	24,856
#8	67,495	50,167
#9	67,586	80,787
#10	24,784	7,447
Corporate	(132,623)	7,481

Total	$638,406	$604,715

Net Debt		$122,930
Equity (Net Book Value)		481,785

Total		$604,715

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

Step two of the impairment analysis involved estimating the implied fair value of goodwill by allocating the fair value of each reporting unit to its assets and liabilities other than goodwill and comparing the implied fair value of goodwill to its carrying value. The step two analysis relied on a number of significant assumptions to determine the fair value of the reporting unit’s net assets, including intangible assets. The fair value of intangible assets was determined using standard valuation methodologies including the “relief-from-royalty” method and “excess earnings” method. These methods primarily employed the use of future cash flows to determine the fair value of the applicable intangible assets. The future cash flows used to determine the fair vales of these intangible assets were derived from step one of the goodwill impairment analysis as described above. The discount rate used in the valuation of intangible assets was derived from the WACC used in step one of the goodwill impairment analysis. Based on the analysis described above, we concluded the assumptions underlying step two of our impairment analysis were reasonable and appropriate.

In addition to the analyses described above, we performed a reconciliation of the total estimated fair values of the reporting units to our market capitalization as of October 31, 2012 to support the reasonableness of the fair value estimates used in our goodwill impairment test. The following calculation provides this reconciliation and the resulting control premium determined as of our October 31, 2012 impairment analysis (in thousands):

	Estimated Fair Value	Estimated Market Capitalization
Estimated Fair Value of Reporting Units	$638,406
Less: Net Debt as of October 31, 2012	(122,930)

Shares Outstanding as of October 31, 2012		30,565
Average Stock Price from October 15, 2012 to November 7, 2012		$12.71

Value of Equity	$515,476	$388,481

Control Premium			33%

During our annual goodwill impairment test for 2012, the Company identified one reporting unit with a carrying value in excess of fair value due to decreased revenue projections. The Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting unit was less than its carrying value by $4,328,000, which has been recorded as an impairment charge for the year ended December 31, 2012. The remaining reporting units all had fair values in excess of their carrying value. The difference between the total carrying value of our reporting units and the estimated fair value of equity is the result of the negative future cash flows associated with our unallocated corporate net assets as described above. Although the book value of equity exceeds our market capitalization, we deemed the control premium as of the October 31, 2012 impairment analysis to be reasonable based upon recent comparable transactions to acquire the control of similar businesses in our industry. Accordingly, we concluded the estimated fair value of each reporting unit was reasonably estimated.

We test our intangible assets for impairment by comparing the fair value of the indefinite-lived intangible asset, determined using a discounted cash flow model, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. We recognized impairment charges for indefinite-lived intangible assets as a result of our October 31, 2012 and 2010 impairment tests. No impairments charges were recognized as a result of the October 31, 2011 impairment test. The assumptions used to determine the fair value of our indefinite-lived intangible assets are consistent with the assumptions employed in the determination of the fair values of our reporting units.

Accounting for Income Taxes and Deferred Tax Assets and Liabilities

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowances. Our effective tax rates differ from the statutory rate due to the impact of permanent differences between income or loss reported for financial statement purposes and tax purposes, provisions for uncertain tax positions, state taxes, and income generated by international operations. Our effective tax rate was 43%, 45%, and 18%, for the years ended December 31, 2012, 2011, and 2010, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Regarding deferred income tax assets, we maintained a valuation allowance of $2.6 million as of December 31, 2012 and 2011, respectively, due to uncertainties related to our ability to utilize these assets, primarily consisting of state net operating losses and other deferred tax assets. The valuation allowances are based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits. Alternatively, if market conditions deteriorate further or future operating results do not meet expectations, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

It is our policy to record estimated interest and penalties due to tax authorities as income tax expense and tax credits as a reduction in income tax expense. Insignificant amounts of interest and penalties were recognized in the provision for income taxes for the years ended December 31, 2012, 2011 and 2010.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based on the technical merits of each position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 31, 2012 and 2011, the liability for uncertain income tax positions was $1.7 million and $2.5 million, respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Related Party Transactions

A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the years ended December 31, 2012, 2011, and 2010, the Company incurred costs of $1.5 million, $1.8 million, and $0.9 million, respectively, for legal services from this firm. Costs incurred increased significantly for 2011 as a result of additional legal services provided for the acquisitions completed in 2011 and our amendment of the Senior Credit Agreement. For 2012, costs included fees for four acquisitions completed during the year. At December 31, 2012 and 2011, we had $0.5 million and $0.3 million, respectively, recorded in accounts payable for amounts due to this law firm.

Another member of our Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the ten participating lenders which have committed capital to our $200 million revolving credit facility in our Senior Credit Agreement. All amounts outstanding under the revolving credit facility were repaid in full as of December 31, 2011. No amounts were outstanding on the revolving credit facility in 2012. Therefore, no principal or interest was paid to the lenders in 2012.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “Update” 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment”. Update 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative test. Gibraltar has elected not to perform the qualitative assessment and performed the full quantitative test as of October  31, 2012.

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

We rely on major suppliers for our supply of raw materials. During 2012, we purchased our raw materials from domestic and foreign suppliers in an effort to purchase the lowest cost material as possible.

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on our 2012 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative building products, which could impact our ability to pass commodity costs to our customers.

Interest Rate Risk

To manage interest rate risk, Gibraltar uses both fixed and variable interest rate debt. We repaid all amounts outstanding under our revolving credit facility, and no amounts remain outstanding as of December 31, 2012. As a result, fixed rate debt consisting of the Company’s Senior Subordinated 8% Notes was the only significant debt that remains outstanding at year end. We believe we limited our exposure to interest rate risk as a result of repaying substantially all variable rate debt and the long-term nature of our fixed rate debt. However, the Company will continue to monitor changes in its debt levels and access to capital ensuring interest rate risk is appropriately managed.

At December 31, 2012, our fixed rate debt consisted primarily of $202.7 million, net of discount, of our 8% Notes. The Company’s $204.0 million of 8% Notes were issued in December 2005 at a discount to yield 8.25%. The 8% Notes were due December 1, 2015.

Subsequent to December 31, 2012, the Company issued $210.0 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, on January 16, 2013 the Company initiated a tender offer to purchase the outstanding $204.0 million of 8% Senior Subordinated Notes due in 2015. Simultaneously with the closing of the sale of the 6.25% Notes on January 31, 2013, the Company purchased the tendered 8% Notes. The 8% Notes that were not tendered and purchased were called for redemption. In connection with the purchase and subsequent redemption, the Company satisfied and discharged its obligations under the 8% Notes. Refer to Note 20 of the consolidated financial statements of Item 8 for more information regarding the issuance of the 6.25% Notes and redemption of the 8% Notes.

Our variable rate debt consists primarily of the revolving credit facility under the Senior Credit Agreement, of which no amounts are outstanding as of December 31, 2012, and other debt. Borrowings under the revolving credit facility bear interest at a variable interest rate based upon the LIBOR plus an additional margin. A hypothetical 1% increase or decrease in interest rates would have changed the 2012 interest expense by less than $0.1 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Industries, Inc. at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 22, 2013

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales	$790,058	$766,607	$637,454
Cost of sales	640,498	621,492	533,586

Gross profit	149,560	145,115	103,868
Selling, general, and administrative expense	104,671	108,957	99,546
Intangible asset impairment	4,628	—	76,964

Income (loss) from operations	40,261	36,158	(72,642)
Interest expense	18,582	19,363	19,714
Other income	(488)	(90)	(77)

Income (loss) before taxes	22,167	16,885	(92,279)
Provision for (benefit of) income taxes	9,517	7,669	(16,923)

Income (loss) from continuing operations	12,650	9,216	(75,356)

Discontinued operations:
(Loss) income before taxes	(289)	13,840	(27,125)
(Benefit of) provision for income taxes	(284)	6,533	(11,413)

(Loss) income from discontinued operations	(5)	7,307	(15,712)

Net income (loss)	$12,645	$16,523	$(91,068)

Net income (loss) per share – Basic:
Income (loss) from continuing operations	$0.41	$0.30	$(2.49)
Income (loss) from discontinued operations	0.00	0.24	(0.52)

Net income (loss)	$0.41	$0.54	$(3.01)

Weighted average shares outstanding – Basic	30,752	30,507	30,303

Net income (loss) per share – Diluted:
Income (loss) from continuing operations	$0.41	$0.30	$(2.49)
Income (loss) from discontinued operations	0.00	0.24	(0.52)

Net income (loss)	$0.41	$0.54	$(3.01)

Weighted average shares outstanding – Diluted	30,857	30,650	30,303

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$12,645	$16,523	$(91,068)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,353	(1,232)	(591)
Adjustment to retirement benefit liability, net of tax	(79)	(187)	277
Adjustment to post-retirement healthcare benefit liability, net of tax	(499)	129	(722)
Reclassification of unrealized loss on interest rate swap, net of tax	—	—	1,206

Other comprehensive income (loss)	1,775	(1,290)	170

Total comprehensive income (loss)	$14,420	$15,233	$(90,898)

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$48,028	$54,117
Accounts receivable, net of reserve	89,473	90,595
Inventories	116,357	109,270
Other current assets	13,380	14,872

Total current assets	267,238	268,854

Property, plant, and equipment, net	151,613	151,974
Goodwill	359,863	348,326
Acquired intangibles	98,759	95,265
Other assets	6,201	7,636

	$883,674	$872,055

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$69,060	$67,320
Accrued expenses	47,432	60,687
Current maturities of long-term debt	1,093	417

Total current liabilities	117,585	128,424

Long-term debt	206,710	206,746
Deferred income taxes	57,068	55,801
Other non-current liabilities	25,489	21,148

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 30,938 and 30,702 shares issued in 2012 and 2011	309	307
Additional paid-in capital	240,107	236,673
Retained earnings	242,082	229,437
Accumulated other comprehensive loss	(1,575)	(3,350)
Cost of 350 and 281 common shares held in treasury in 2012 and 2011	(4,101)	(3,131)

Total shareholders’ equity	476,822	459,936

	$883,674	$872,055

See accompanying notes to financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$12,645	$16,523	$(91,068)
(Loss) income from discontinued operations	(5)	7,307	(15,712)

Income (loss) from continuing operations	12,650	9,216	(75,356)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,344	26,181	23,964
Provision for deferred income taxes	994	5,028	(10,629)
Stock compensation expense	3,148	4,642	4,315
Non-cash charges to interest expense	1,547	2,328	4,324
Intangible asset impairment	4,628	—	76,964
Other non-cash adjustments	4,176	3,321	7,252
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	6,268	(7,612)	(4,186)
Inventories	(1,022)	(10,101)	152
Other current assets and other assets	2,409	10,172	1,626
Accounts payable	(3,770)	2,076	12,506
Accrued expenses and other non-current liabilities	(7,140)	4,577	6,259

Net cash provided by operating activities of continuing operations	50,232	49,828	47,191
Net cash (used in) provided by operating activities of discontinued operations	(151)	(3,133)	22,178

Net cash provided by operating activities	50,081	46,695	69,369

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(45,071)	(109,248)	—
Purchase of other investment	—	(250)	(1,250)
Purchases of property, plant, and equipment	(11,351)	(11,552)	(8,362)
Net proceeds from sale of business	—	67,529	29,164
Net proceeds from sale of property and equipment	659	1,226	221

Net cash (used in) provided by investing activities of continuing operations	(55,763)	(52,295)	19,773
Net cash provided by (used in) investing activities of discontinued operations	—	2,089	(384)

Net cash (used in) provided by investing activities	(55,763)	(50,206)	19,389

Cash Flows from Financing Activities
Long-term debt payments	(473)	(74,262)	(58,967)
Proceeds from long-term debt	—	73,849	8,559
Payment of deferred financing fees	(18)	(1,570)	(164)
Purchase of treasury stock at market prices	(970)	(826)	(1,114)
Excess tax benefit from stock compensation	10	—	54
Net proceeds from issuance of common stock	278	34	270

Net cash used in financing activities	(1,173)	(2,775)	(51,362)

Effect of exchange rate changes on cash	766	(463)	(126)

Net (decrease) increase in cash and cash equivalents	(6,089)	(6,749)	37,270

Cash and cash equivalents at beginning of year	54,117	60,866	23,596

Cash and cash equivalents at end of year	$48,028	$54,117	$60,866

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at January 1, 2010	30,295	$303	$227,362	$303,982	$(2,230)	151	$(1,191)	528,226
Net loss	—	—	—	(91,068)	—	—	—	(91,068)
Foreign currency translation adjustment	—	—	—	—	(591)	—	—	(591)
Adjustment to retirement benefit liability, net of taxes of $161	—	—	—	—	277	—	—	277
Adjustment to post-retirement healthcare benefit liability, net of taxes of $417	—	—	—	—	(722)	—	—	(722)
Reclassification of unrealized loss on interest rate swap, net of tax of $693	—	—	—	—	1,206	—	—	1,206
Stock compensation expense	—	—	4,315	—	—	—	—	4,315
Net settlement of restricted stock units	187	2	(2)	—	—	68	(1,114)	(1,114)
Issuance of restricted stock	6	—	—	—	—	—	—	—
Stock options exercised	28	—	270	—	—	—	—	270
Tax effect from stock compensation	—	—	54	—	—	—	—	54

Balance at December 31, 2010	30,516	$305	$231,999	$212,914	$(2,060)	219	$(2,305)	$440,853
Net income	—	—	—	16,523	—	—	—	16,523
Foreign currency translation adjustment	—	—	—	—	(1,232)	—	—	(1,232)
Adjustment to retirement benefit liability, net of taxes of $108	—	—	—	—	(187)	—	—	(187)
Adjustment to post-retirement healthcare benefit liability, net of taxes of $74	—	—	—	—	129	—	—	129
Stock compensation expense	—	—	4,642	—	—	—	—	4,642
Net settlement of restricted stock units	177	2	(2)	—	—	62	(826)	(826)
Issuance of restricted stock	6	—	—	—	—	—	—	—
Stock options exercised	3	—	34	—	—	—	—	34

Balance at December 31, 2011	30,702	$307	$236,673	$229,437	$(3,350)	281	$(3,131)	$459,936
Net income	—	—	—	12,645	—	—	—	12,645
Foreign currency translation adjustment	—	—	—	—	2,353	—	—	2,353
Adjustment to retirement benefit liability, net of taxes of $40	—	—	—	—	(79)	—	—	(79)
Adjustment to post-retirement healthcare benefit liability, net of taxes of $290	—	—	—	—	(499)	—	—	(499)
Stock compensation expense	—	—	3,148	—	—	—	—	3,148
Excess tax benefit from compensation	—	—	10	—	—	—	—	10
Net settlement of restricted stock units	197	2	(2)	—	—	69	(970)	(970)
Issuance of restricted stock	11	—	—	—	—	—	—	—
Stock options exercised	28	—	278	—	—	—	—	278

Balance at December 31, 2012	30,938	$309	$240,107	$242,082	$(1,575)	350	$(4,101)	$476,822

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

Accounts receivable

Accounts receivable are composed of trade receivables recorded at the invoiced amount, are expected to be collected within one year, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of uncollectible accounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The following table summarizes activity recorded within the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2012	2011	2010
Beginning balance	$4,614	$3,504	$3,677
Bad debt expense	920	1,799	1,213
Reserves from acquisitions	189	896	—
Accounts written-off and other adjustments	(1,274)	(1,553)	(1,367)
Foreign currency translation	32	(32)	(19)

Ending balance	$4,481	$4,614	$3,504

Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. The Company typically does not require collateral. Accounts receivable from the Company’s most significant customer as a percentage of consolidated accounts receivable as of December 31 was as follows:

	2012	2011
The Home Depot	16.9%	16.5%

Net sales to the Company’s most significant customer as a percentage of consolidated net sales for the years ended December 31 was as follows:

	2012	2011	2010
The Home Depot	12.4%	12.5%	14.0%

Inventories

Inventories are valued at the lower of cost or market. The Company did not recognize material charges within cost of sales to adjust inventory to the lower of cost or market because inventory at cost exceeded the Company’s estimate of net realizable value less normal profit margins during the three year period ended December 31, 2012.

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

Inventory on hand is regularly reviewed and provisions for excess, obsolete, and slow-moving inventory based on historical and current sales trends are recorded. The following table summarizes activity recorded within the reserves for excess, obsolete, and slow moving inventory for the years ended December 31 (in thousands):

	2012	2011	2010
Beginning balance	$4,146	$3,044	$3,395
Excess, obsolete, and slow-moving inventory expense	2,417	378	1,046
Reserves from acquisitions	95	1,270	—
Scrapped inventory and other adjustments	(1,756)	(542)	(1,402)
Foreign currency translation	5	(4)	5

Ending balance	$4,907	$4,146	$3,044

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

The table below sets forth the amount of interest capitalized and depreciation expense recognized during the years ended December 31 (in thousands):

	2012	2011	2010
Capitalized interest	$376	$250	$152
Depreciation expense	$19,673	$19,872	$18,797

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

Goodwill and other intangible assets

The Company tests goodwill for impairment at the reporting unit level on an annual basis at October 31 or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The reporting units are at the component level, or one level below the operating segment level. Goodwill is assigned to each reporting unit as of the date the reporting unit is acquired and based upon the expected synergies of the acquisition. The impairment test consists of comparing the fair value of a reporting unit, determined using two valuation techniques, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value.

The Company also tests its indefinite-lived intangible assets for impairment on an annual basis as of October 31, or more frequently if an event occurs or circumstances change that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows on a relief-from-royalty basis, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

The Company recognized the following intangible asset impairment charges during the years ended December 31 (in thousands):

	2012	2011	2010
Goodwill impairment	$4,328	$—	$66,589
Indefinite-lived intangible asset impairment	300	—	5,100
Finite-lived intangible asset impairment	—	—	5,275

Total intangible asset impairment	$4,628	$—	$76,964

Acquired identifiable intangible assets are recorded at estimated cost. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives.

Deferred charges

Deferred charges associated with initial costs incurred to enter into new debt arrangements are included in other assets and are amortized as a part of interest expense over the terms of the associated debt agreements. In 2011, portions of these deferred financing charges were written off as a result of entering into amended and restated credit agreements and the early payment of debt outstanding under a term loan as discussed in Note 7 of the consolidated financial statements.

Impairment of long-lived assets

Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. As noted above, the Company recognized an impairment charge related to intangible assets during the years ended December 31, 2012 and 2010. In addition, the Company recognized a number of impairment charges related to restructuring plans during the three year period ended December 31, 2012 as described in Note 14 of the consolidated financial statements.

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

The following table summarizes the gains and losses recorded in interest expense and other comprehensive income as a result of the interest rate swap for the years ended December 31 (in thousands):

	2012	2011	2010
Adjustments to interest expense:
Loss reclassified from accumulated other comprehensive income	$—	$—	$1,899
Loss from changes in the fair value of the interest rate swap	—	—	170

Total loss included in interest expense	$—	$—	$2,069

Adjustments to other comprehensive income:
Realized loss reclassified to interest expense, net of taxes	$—	$—	$302
Unrealized loss reclassified to interest expense, net of taxes	—	—	904

Gain included in other comprehensive income	$—	$—	$1,206

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

	2012	2011	2010
Foreign currency loss	$69	$232	$271

Shareholders’ equity

During 2012, 2011, and 2010, the Company acquired 69,000, 62,000, and 68,000 shares of stock, respectively, as satisfaction of statutory minimum tax withholdings related to stock compensation. These reacquired shares and related cost are reflected as treasury stock in the consolidated balance sheets at December 31, 2012 and 2011.

Comprehensive income

Comprehensive income includes net income as well as other comprehensive income. The Company’s other comprehensive income consists of unrealized gains and losses on interest rate swaps and retirement liability adjustments, which are recorded net of related taxes, along with foreign currency translation adjustments.

Earnings per share

Earnings per share equals net income divided by the weighted average shares outstanding during the year. The computation of diluted earnings per share includes all dilutive common stock equivalents in the weighted average shares outstanding. A reconciliation between basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010 is displayed in Note 16 of the consolidated financial statements.

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

Equity-based compensation

The Company measures the cost of equity-based compensation based on grant date fair value and recognizes the cost over the period in which the employee is required to provide service in exchange for the award. Equity-based compensation consists of grants of stock options, restricted stock, restricted stock units, and performance stock units. Equity-based compensation expense is included as a component of selling, general, and administrative expenses. The Company’s equity-based compensation plans are discussed in more detail in Note 11 of the consolidated financial statements.

Collective bargaining agreements

At December 31, 2012, the Company employed 2,306 people, of which approximately 17% were represented by unions through various collective bargaining agreements (CBAs). One CBA, representing 1% of our workforce, expired and is currently being re-negotiated. One of the four acquisitions made during 2012 was party to a CBA. The Company recognized the union upon acquisition, but not their contract. Another CBA, representing less than 1% of our workforce, will expire during 2013. Our other CBAs expire between January 1, 2014 and April 1, 2016. We historically have had good relationships with our unions. We expect the current and future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current agreements.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (Update) 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment”. Update 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative test. The Company has elected not to perform the qualitative assessment and performed the full quantitative test as of October 31, 2012.

2. INVENTORIES

Inventories at December 31 consisted of the following (in thousands):

	2012	2011
Raw material	$49,750	$43,911
Work-in-process	12,430	12,003
Finished goods	54,177	53,356

Total inventories	$116,357	$109,270

3. PROPERTY, PLANT, AND EQUIPMENT

Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2012	2011
Land and land improvements	$16,165	$15,801
Building and improvements	71,411	68,402
Machinery and equipment	199,622	193,355
Construction in progress	5,063	7,010

Property, plant, and equipment, gross	292,261	284,568
Less: accumulated depreciation	(140,648)	(132,594)

Property, plant, and equipment, net	$151,613	$151,974

4. ACQUISITIONS

During 2012, Gibraltar purchased the assets of four businesses in separate transactions, three of which were acquired in November and December 2012. The acquired product lines complement and expand the Company’s product portfolio and customer base in four key U.S. and Canadian markets:

•	Metal grating products for the oil sands region of Western Canada;

•	Function-critical components for public infrastructure construction and maintenance;

•	Perforated metal products for industrial applications; and

•	Sun protection products for new residential construction and home remodeling.

Gibraltar funded the aggregate investment of $43,117,000 from existing cash on hand. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $15,011,000, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the building products markets.

The allocation of purchase consideration to the assets acquired and liabilities assumed during 2012 are as follows (in thousands):

Working capital	8,794
Property, plant, and equipment	9,862
Intangible assets	10,183
Other liabilities	(733)
Goodwill	15,011

Fair value of purchase consideration	$43,117

The acquired intangible assets consisted of the following for the four acquisitions completed during the year ended December 31, 2012 (in thousands):

		Estimated
	Fair Value	Useful Life
Unpatented technology and patents	$2,310	15 Years
Trademarks	2,110	Indefinite
Trademarks	799	5 Years
Customer relationships	4,484	5-15 Years
Backlog	130	0.5 Years
Non-compete agreements	350	5-10 Years

Total	$10,183

As noted above, the 2012 acquisitions were financed through cash on hand. The Company incurred certain acquisition-related costs, primarily composed of legal and consulting fees of $456,000 for the year ended December 31, 2012. All acquisition related costs were recognized as a component of selling, general and administrative expenses on the consolidated statement of operations. The Company also recognized additional cost of sales of $244,000 for the year ended December 31, 2012 related to the recognition of inventory at fair value when allocating the purchase price of the acquisitions.

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

On June 3, 2011, the Company acquired all of the outstanding stock of Pacific Award Metals, Inc. (Award Metals). Award Metals operates six facilities in Arizona, California, Colorado, and Washington and is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialized clips and connectors for concrete forms used in the new construction and repair and remodel markets. The acquisition of Award Metals expands the breadth of the Company’s product offerings and allows the Company access to new customers. The results of Award Metals have been included in the Company’s consolidated financial results since the date of acquisition. The fair value of the aggregate purchase consideration for the acquisition of Award Metals was $13,369,000, net of a working capital adjustment. A portion of the purchase consideration was payable in November 2012. The Company recorded a payable of $1,826,000 as of December 31, 2011 to reflect this obligation. The acquisitions of D. S. Brown and Award Metals were not considered significant to the Company’s results of operations.

The Company remitted $1,954,000 for the portion of the Award Metals acquisition purchase consideration that was due November 2012, which was paid in 2012 which represented the $1,826,000 payable recorded in 2011 plus interest.

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

5. GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	2012	2011
Balance as of the beginning of the year	$348,326	$298,346
Acquired goodwill	15,011	50,526
Impairment	(4,328)	—
Foreign currency translation	854	(546)

Balance as of the end of the year	$359,863	$348,326

Goodwill is recognized net of accumulated impairment losses of $129,925,000 and $125,597,000 as of December 31, 2012 and 2011, respectively.

The Company performed its annual goodwill impairment test as of October 31, 2012, 2011, and 2010. As a result, the Company recognized goodwill impairment charges during the year ended December 31, 2012 and 2010. No impairment charges were incurred in 2011.

As of the October 31, 2012 impairment test, the Company identified ten reporting units in total. The Company consolidated two of the reporting units from the prior year due to restructuring activities amongst two units that consolidated operating activities.

Step one of the goodwill impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill. The fair value of each reporting unit was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital (WACC). The WACC is calculated based upon the capital structure of nine market participants in the Company’s peer group. The following table summarizes the WACC used during the goodwill impairment tests performed during 2012 and 2011:

Date of Impairment Test	WACC
October 31, 2012	10.7% to 13.1%
October 31, 2011	10.8% to 12.5%

Other assumptions used to calculate a fair value for each reporting unit include projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and nine market participants in a peer group. A third-party forecast of housing starts was utilized to estimate revenue growth for future periods.

During our 2012 and 2010 goodwill impairment tests, we identified reporting units with carrying values in excess of fair value due to decreased revenue projections. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting units was less than their carrying values by $4,328,000 and $66,589,000 for the years ended December 31, 2012 and 2010, respectively, which has been recorded as impairment charges. No goodwill impairment charges were recorded in 2011.

The Company identified one reporting unit with a carrying value in excess of fair value in step one of the 2012 goodwill impairment test which resulted in a goodwill impairment charge. Another reporting unit would have failed step one if the Company used a WACC of 12.6% instead of 11.7%, reduced earnings multiples to a factor of 6.01 instead of 7.81, or reduced the compounded annual revenue growth rate to 6% instead of 7%.

The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock does not increase, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums, or other variables.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Useful Life
Indefinite-lived intangible assets:
Trademarks	$48,774	$—	$46,760	$—	Indefinite
Finite-lived intangible assets:
Trademarks	2,771	1,085	1,968	921	2 to 15 Years
Unpatented technology	24,427	5,204	22,117	3,577	5 to 20 Years
Customer relationships	53,043	24,687	48,276	20,512	5 to 16 Years
Non-compete agreements	3,207	2,598	2,857	2,303	4 to 10 Years
Backlog	1,330	1,219	1,200	600	1 to 2 Years

	84,778	34,793	76,418	27,913

Total acquired intangible assets	$133,552	$34,793	$123,178	$27,913

The Company recognized an impairment charge related to a trademark intangible asset for the year ended December 31, 2012, as well as, for trademark and customer relationship intangible assets for the year ended December 31, 2010. The impairment charges related to the trademarks were recognized as a result of the Company’s impairment test of indefinite-lived intangibles. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method. The impairment charge related to the customer relationship asset was recognized as a result of the estimated future undiscounted cash flows of the asset being less than its carrying value. The fair value of the impaired customer relationship was determined using an income approach consisting of the excess earnings method. In addition, the Company recognized amortization expense related to the acquired intangible assets.

The following table summarizes the impairment charges and acquired intangibles amortization expense for the years ended December 31 (in thousands):

	2012	2011	2010
Impairment charges	$300	$—	$10,375
Amortization expense	$6,671	$6,309	$5,167

Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

2013	$6,606
2014	$5,498
2015	$5,342
2016	$5,321
2017	$5,320

6. ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following (in thousands):

	2012	2011
Compensation	$17,837	$26,459
Customer rebates	9,530	9,102
Insurance	8,136	8,740
Other	11,929	16,386

Total accrued expenses	$47,432	$60,687

Accrued expenses for insurance are primarily for general liability, workers’ compensation and employee healthcare policies for which the Company is self-insured up to certain per-occurrence and aggregate limits. The amounts accrued represent our best estimates of the probable amount of claims to be paid. Differences between the amounts accrued and the amount that may be reasonably possible of payment are not material

7. DEBT

Long-term debt at December 31 consists of the following (in thousands):

	2012	2011
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,298 and $1,677 in 2012 and 2011	$202,702	$202,323
Other debt	5,101	4,840

Total debt	207,803	207,163
Less current maturities	1,093	417

Total long-term debt	$206,710	$206,746

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

Standby letters of credit of $13,592,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company at December 31, 2012. These letters of credit reduce the amount otherwise available under the revolving credit facility. At December 31, 2012, the Company had $116,844,000 of availability under the revolving credit facility.

As a result of the modifications of terms of the revolving credit facility, the Company incurred charges of $313,000 to write off deferred financing costs for the year ended December 31, 2011.

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of December 31, 2012, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.

On December 8, 2005, the Company issued $204,000,000 of Senior Subordinated 8% Notes (8% Notes), due December 1, 2015, at a discount to yield 8.25%. Provisions of the 8% Notes include, without limitation, restrictions on indebtedness liens, distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends in excess of $10,000,000 in a fiscal year, and other restricted payments. The 8% Notes are redeemable at the option of the Company, in whole or in part, at the redemption price, which declined to 103% on December 1, 2011 and to 101% on December 1, 2012, and will decline to 100% on December 1, 2013. In the event of a Change of Control, each holder of the 8% Notes may require the Company to repurchase all or a portion of such holder’s 8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The aggregate maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2013	$1,093
2014	$407
2015	$203,103
2016	$400
2017	$400
Thereafter	$2,400

Subsequent to December 31, 2012, the Company issued $210.0 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, on January 16, 2013 the Company initiated a tender offer to purchase the outstanding $204.0 million of 8% Senior Subordinated Notes due in 2015. Simultaneously with the closing of the sale of the 6.25% Notes on January 31, 2013, the Company purchased the tendered 8% Notes. The 8% Notes that were not tendered and purchased were called for redemption. In connection with the purchase and subsequent redemption, the Company satisfied and discharged its obligations under the 8% Notes. Refer to Note 20 for information regarding the issuance of the 6.25% Notes and redemption of the 8% Notes.

Total cash paid for interest in the years ended December 31 was (in thousands):

	2012	2011	2010
Cash paid for interest	$17,189	$17,787	$19,372

8. EMPLOYEE RETIREMENT PLANS

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

The following table presents the changes in the plan’s projected benefit obligation, fair value of plan assets, and funded status for the years ended December 31 (in thousands):

	2012	2011	2010
Projected benefit obligation at January 1	$2,653	$2,730	$3,131
Service cost	—	41	80
Interest cost	110	141	171
Actuarial losses (gains)	50	93	(328)
Benefits paid	(335)	(352)	(324)

Projected benefit obligation at December 31	2,478	2,653	2,730
Fair value of plan assets	—	—	—

Under funded status	(2,478)	(2,653)	(2,730)
Unamortized prior service cost	53	67	82
Unrecognized actuarial gain	(130)	(180)	(490)

Net amount recognized	$(2,555)	$(2,766)	$(3,138)

Amounts recognized in the consolidated financial statements consisted of (in thousands):

Accrued pension liability:
Current portion	$(402)	$(435)	$(351)
Long term portion	(2,076)	(2,218)	(2,379)
Pre-tax accumulated other comprehensive income – retirement benefit liability adjustment	(77)	(113)	(408)

Net amount recognized	$(2,555)	$(2,766)	$(3,138)

The plan’s accumulated benefit obligation equaled the projected benefit obligation as of December 31, 2012, 2011, and 2010. The measurement date used to determine pension benefit measures was December 31.

Components of net periodic pension cost for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Service cost	$—	$41	$80
Interest cost	110	141	171
Amortization of unrecognized prior service cost	14	15	110
Gain amortization	—	(218)	—

Net periodic pension cost (income)	$124	$(21)	$361

Assumptions used to calculate the benefit obligation:
Discount rate	3.50%	4.50%	5.50%

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2013	$402
2014	$395
2015	$395
2016	$372
2017	$360
Years 2018—2022	$892

The Company has another unfunded supplemental pension plan at one of our European subsidiaries which provides defined pension benefits to certain employees upon retirement. The plan has been frozen and no additional participants will be added to the plan in the future. The projected benefit obligation at December 31, 2012 is $501,000. A pre-tax accumulated other comprehensive loss–retirement benefit liability adjustment of $83,000 has been recognized in 2012 in the Company’s financial statements, for a net liability of $418,000.

All U.S. subsidiaries participate in the Company’s 401(k) Plan. In addition, the Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a)	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b)	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c)	If the Company chooses to stop participating in some of the multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans for the year ended December 31, 2012 is outlined in the table below. The “EIN/ Pension Plan Number” column provides the Employee Identification Number (EIN) and three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2012 and 2011 is for the plan’s year ended December 31, 2011 and 2010, respectively. The zone status is based on information that the Company received from the plans and is certified by the plans’ actuaries. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.

	EIN/ Pension	PPA Zone Status		Surcharge
Pension Fund	Plan Number	2011	2010	Imposed
National Integrated Group Pension Plan	22-6190618-001	Red	Red	Yes
Sheet Metal Workers’ National Pension Plan	52-6112463-001	Red	Red	Yes
Sheet Metal Workers’ Pension Plan of Northern California	51-6115939-001	Red	Red	No

Each fund’s collective bargaining agreement expires February 23, 2015, April 30, 2015, and February 28, 2015, respectively. All of the funds have rehabilitation plans in place. Each plan with a rehabilitation plan requires minimum contributions from the Company. Given the status of these plans, it is reasonably possible that future contributions to the plans will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2012.

The Company did not contribute more than 5% of any fund’s total contributions in any of the three years in the period ended December 31, 2012. The table below sets forth the contributions made by the Company to each multiemployer plan for the years ended December 31 (in thousands):

Pension Fund	2012	2011	2010
National Integrated Group Pension Plan	$202	$186	$197
Sheet Metal Workers’ National Pension Plan	98	50	41
Sheet Metal Workers’ Pension Plan of Northern California	33	63	154
Western Metal Industry Pension Fund	—	8	9

	$333	$307	$401

At the date the financial statements were issued, Forms 5500 were not available for plan years ended December 31, 2012.

Total expense for all retirement plans for the years ended December 31 was (in thousands):

	2012	2011	2010
Total retirement plan expense	$2,884	$2,610	$1,246

9. OTHER POSTRETIREMENT BENEFITS

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

The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2012	2011	2010
Projected benefit obligation at January 1	$5,120	$5,201	$4,115
Service cost	15	13	13
Interest cost	224	278	226
Plan amendments and curtailments	—	—	(167)
Actuarial loss (gain)	899	(80)	1,308
Benefits paid	(304)	(292)	(294)

Projected benefit obligation at December 31	5,954	5,120	5,201
Fair value of plan assets	—	—	—

Under funded status	(5,954)	(5,120)	(5,201)
Unamortized prior service cost	—	(1)	(2)
Unrecognized actuarial loss	2,329	1,541	1,745

Net amount recognized	$(3,625)	$(3,580)	$(3,458)

Amounts recognized in the consolidated financial statements consisted of (in thousands):

	2012	2011	2010
Accrued postretirement benefit liability
Current portion	$(322)	$(303)	$(292)
Long term portion	(5,632)	(4,817)	(4,909)
Pre-tax accumulated other comprehensive loss – unamortized post-retirement healthcare costs	2,329	1,540	1,743

Net amount recognized	$(3,625)	$(3,580)	$(3,458)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Service cost	$15	$13	$13
Interest cost	224	278	226
Amortization of unrecognized prior service cost	(1)	(1)	(5)
Loss amortization	111	125	17
Curtailment benefit	—	—	(9)

Net periodic benefit cost	$349	$415	$242

Assumptions used to calculate the benefit obligation:
Discount rate	3.5%	4.5%	5.5%
Annual rate of increase in the per capita cost of:
Medical costs before age 65 [1]	9.0%	10.0%	11.0%
Medical costs after age 65 [1]	7.5%	8.0%	9.0%
Prescription drug costs [1]	8.0%	9.0%	10.0%

[1]	It was assumed that these rates would gradually decline to 5% by 2018.

The effect of a 1% increase or decrease in the annual medical inflation rate would increase or decrease the accumulated postretirement benefit obligation at December 31, 2012 by approximately $706,000 and $643,000, respectively, and increase or decrease the annual service and interest costs by approximately $30,000 and $27,000, respectively.

The measurement date used to determine postretirement benefit obligation measures was December 31.

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2013	$322
2014	$329
2015	$327
2016	$322
2017	$346
Years 2018—2022	$1,732

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The cumulative balance of each component of accumulated other comprehensive (loss) income is as follows (in thousands):

	Foreign Currency Translation Adjustment	Retirement Benefit Liability Adjustment	Unamortized Post-Retirement Health Care Costs	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2010	$(1,214)	$258	$(1,104)	$(2,060)
Current period change	(1,232)	(187)	129	(1,290)

Balance as of December 31, 2011	$(2,446)	$71	$(975)	$(3,350)
Current period change	2,353	(79)	(499)	1,775

Balance as of December 31, 2012	$(93)	$(8)	$(1,474)	$(1,575)

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

The following table provides the number of restricted stock units (that will convert to shares upon vesting), shares of restricted stock, and non-qualified stock options that were issued during the years ended December 31 along with the weighted-average grant-date fair value of each award:

	2012		2011		2010
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	151,452	$13.58	315,834	$11.05	169,867	$16.80
Restricted shares	11,130	$11.86	6,000	$13.63	6,000	$12.74
Non-qualified stock options	—	$—	239,000	$5.19	131,000	$4.62

At December 31, 2012, 726,000 shares were available for issuance under the Plan as incentive stock options or other stock awards.

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

	2012	2011	2010
Expense recognized under terminated plans	$18	$47	$47
Expense recognized under the Plan	3,130	4,595	4,268

Total stock compensation expense	$3,148	$4,642	$4,315

Tax benefits recognized related to stock compensation expense	$1,228	$1,764	$1,640

On March 24, 2011, the Company’s Chairman and Chief Executive Officer surrendered a portion of his 2010 restricted stock unit grant. The unamortized portion of compensation expense related to these awards, totaling $885,000, was accelerated and recognized as stock compensation expense for the year ended December 31, 2011.

The fair value of the restricted shares and restricted stock units issued during the three years ended December 31, 2012 was based on the grant-date market price. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2012. Expected stock volatility was based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options. The following table provides the weighted average assumptions used to value stock options issued during the years ended December 31:

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

In January 2012, the Company awarded 295,000 performance stock units with grant date fair value of $4,152,000. As of December 31, 2012, 280,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was based on the Company’s total stockholder returns relative to the S&P Small Cap 600 Index for the calendar year of 2012. During the performance period, the participants earned 58.3% of target, aggregating 163,200 performance stock units compared to the target of 280,000 awards. The cost of the January 2012 performance stock awards was partially recognized over the performance period of 2012, and will continue to be recognized for an additional two years of vesting. After the three-year period, any performance stock units earned will convert to cash based on the trailing 90-day closing price of the Company’s common stock as of December 31, 2014 and be payable in January 2015.

The cost of performance stock awards was accrued over their respective vesting periods which ended December 31, 2012 and December 31, 2011. The following table summarizes the compensation expense recognized from the change in fair value and vesting of performance stock units awarded for the years ended December 31 (in thousands):

	2012	2011	2010
Performance stock unit compensation expense	$1,639	$4,409	$2,310

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

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the years ended December 31, 2012, 2011, and 2010, respectively, 253,587, 164,589, and 153,383 restricted stock units that will convert to cash upon vesting were credited to participant accounts. At December 31, 2012 and 2011, the value of the restricted stock units in the MSPP was $12.30 and $11.15 per unit, respectively. At December 31, 2012 and 2011, 777,159 and 533,548 restricted stock units were credited to participant accounts including 71,992 and 65,374, respectively, of unvested restricted stock units.

The MSPP is a share-based liability settled in cash. The following table sets forth the cash paid to settle these liability awards for the years ended December 31 (in thousands):

	2012	2011	2010
Share-based liabilities paid	$542	$577	$353

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2012:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$8.90 – $8.90	89,500	7.70	$8.90	40,500	$8.90
$9.74 – $9.74	211,125	8.70	$9.74	48,750	$9.74
$11.89 – $18.78	202,900	5.69	$15.31	179,612	$15.54
$20.52 – $23.78	208,099	4.36	$22.57	208,099	$22.57

	711,624			476,961

The weighted average remaining life of options exercisable at December 31, 2012 is 5.5 years. The intrinsic value of options exercisable at December 31, 2012 was $864,000.

The following table summarizes information about stock option transactions:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2010	630,889	$17.88
Granted	131,000	8.90
Exercised	(28,586)	9.46
Forfeited	(103,522)	14.25

Balance at December 31, 2010	629,781	$17.02
Granted	239,000	9.74
Exercised	(3,375)	9.97
Forfeited	(94,907)	17.89

Balance at December 31, 2011	770,499	$14.74
Exercised	(27,500)	9.70
Forfeited	(31,375)	13.76

Balance at December 31, 2012	711,624	$14.97	6.45	$2,273,000

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $15.95 per share market price of the Company’s common stock as of December 31, 2012, which would have been received by the option holders had all option holders with an exercise price below the per share market price on December 31, 2012, exercised their options as of that date.

The following table sets forth the aggregate intrinsic value of options exercised and aggregate fair value of restricted stock units and restricted shares that vested during the years ended December 31 (in thousands):

	2012	2011	2010
Aggregate intrinsic value of options exercised	$115	$13	$128
Aggregate fair value of vested restricted stock units	$2,760	$2,356	$3,040
Aggregate fair value of vested restricted shares	$193	$155	$150

The following table summarizes information about non-vested restricted stock units (that will convert to shares upon vesting) and restricted shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	628,591	$14.29	6,000	$15.52
Granted	151,452	13.58	11,130	11.86
Vested	(196,155)	13.18	(17,130)	13.14
Forfeited	(25,259)	10.59	—	—

Balance at December 31, 2012	558,629	$14.66	—	$—

As of December 31, 2012, there was $3,632,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted stock units. That cost is expected to be recognized over a weighted average period of 3.2 years.

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

As disclosed in Note 1 of the consolidated financial statements, an interest rate swap expired in 2010 and the Company did not hold any other derivatives as of December 31, 2012 and 2011. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2012 and 2011.

As described in Note 4 of the consolidated financial statements, the Company completed four acquisitions during the year ended December 31, 2012. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs which are further described below.

Property, plant and equipment

Real property: The cost approach was utilized to determine fair value for real property. This valuation technique considers the current cost of reproducing the property, less estimated depreciation plus the market value of the land. The income approach was not utilized since the property was not an income producing property. The sales comparison approach was considered and comparable sales were obtained to ensure the ascribed value was appropriate.

The reproduction / replacement cost is derived from various building cost manuals as well as a knowledge of actual construction costs by an independent third party appraiser.

The estimated depreciation is determined by the following elements:

•	Physical Depreciation: The adverse effect on value caused by deterioration of impairment of condition as a result of wear and tear an disintegration;

•	Functional Obsolescence: The adverse effect on value resulting from defects in design or other factors that impair utility;

•	Economic Obsolescence: Created outside of the property by specific detrimental economic influences or from the real estate market’s lack of recognition for this type of property.

Market value of land reflects the purchase price of similar parcels of vacant land, and after adjustments to the subject land, the common price level provides a useful indicator of market value.

Personal property: The cost approach was utilized to determine fair value for tangible property. Similar to the utilization in the real property approach noted above, this approach considers the current replacement cost of the property and then deducts for the loss in value cause by physical deterioration, functional obsolescence and economic obsolescence. The replacement cost is derived by referencing prices for similar or comparable equipment in cost manuals, the internet, in market publications, as well as, reaching out to manufacturers of major equipment items for confirmation on current costs. In estimating the fair values, declining balance curves in the rate of depreciation are differentiated based on the type of property being valued. These curves emphasize the typical relationship between the used market and original costs for the various types of property considering their components and functions.

Intangible assets

The fair value measurements for intangible assets were calculated using discounted cash flow analyses which rely upon significant unobservable Level 3 inputs which included the following:

Unobservable input	Range
Discount rate (WACC)	10.9%—13.2%
Risk premium	1.0%—3.0%
Royalty rate	0.5%—1.0%
Future attributable revenues	70%—100%

The Company also applied fair value principles during the goodwill impairment tests performed during 2012, 2011, and 2010. Step one of the goodwill impairment test consisted of determining a fair value for each of the Company’s reporting units. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 or Level 2 inputs that are observable or available from active markets. Therefore, the Company used two valuation models to estimate the fair values of its reporting units, both of which use Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, terminal value, WACC, and earnings multiples. As a result of the goodwill impairment test performed during 2012 and 2010, the Company recognized goodwill impairment charges. See Note 5 of the consolidated financial statements for the results of the Company’s goodwill impairment tests.

During 2012 and 2010, the Company also recognized impairments to intangible assets. The impairment charges were calculated by determining the fair value of these assets. The fair value measurements were calculated using discounted cash flow analyses which rely upon unobservable inputs classified as Level 3 inputs. See Note 5 of the consolidated financial statements for more disclosure regarding the impairment of intangible assets.

The Company also recognized the impairment of certain property, plant, and equipment during the years ended December 31, 2012, 2011 and 2010. The impairment charges were calculated by determining the fair value of the property, plant, and equipment using unobservable inputs which primarily include market data for transactions involving similar assets. These inputs are classified as Level 3 inputs. See Note 14 of the consolidated financial statements for more disclosure regarding the impairment of certain property, plant, and equipment.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At December 31, 2012, the fair value of outstanding debt was $210,466,000 compared to its carrying value of $207,803,000. The fair value of the Company’s Senior Subordinated 8% Notes was estimated based on quoted market prices, a Level 1 input.

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

During 2007, the Company committed to a plan to dispose of the assets of its bath cabinet manufacturing business. Certain assets of this business were not disposed of until 2010. Accordingly, the Company incurred costs related to these assets during the year ended December 31, 2010.

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

For certain transactions, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. For the year ended December 31, 2012, management recorded a contingent liability for environmental remediation related to a discontinued operation. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operations.

Components of the income (loss) from discontinued operations before taxes, including the interest allocated to discontinued operations, for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Net sales	$—	$9,057	$64,189
Operating expenses	(289)	(8,977)	(59,435)
Gain (loss) on sale of business	—	14,022	(30,225)
Interest expense allocation	—	(262)	(1,654)

Income (loss) from discontinued operations before taxes	$(289)	$13,840	$(27,125)

14. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of facilities and product lines. The Company consolidated two, three, and six facilities during 2012, 2011, and 2010, respectively, in this effort.

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

The Company incurred asset impairment charges primarily due to the impairment of a facility in 2012 related to the restructuring activities noted above. The fair values of the impaired assets were determined using a market approach relying upon significant assumptions primarily associated with sales data of assets having similar utility. The following table sets forth the asset impairment charges incurred during the years ended December 31 related to the restructuring activities described above (in thousands):

	2012	2011	2010
Asset impairment charges related to restructuring activities	$2,073	$1,642	$4,299

The following table provides a summary of where the exit activity costs and asset impairments are recorded in the consolidated statements of operations for the years ended December 31 (in thousands):

	2012	2011	2010
Cost of sales	$3,742	$3,916	$6,361
Selling, general, and administrative expense	263	581	724

Total exit activity and costs and asset impairments	$4,005	$4,497	$7,085

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2012	2011
Balance as of January 1	$2,315	$2,069
Exit activity costs recognized	1,932	2,855
Cash payments	(2,924)	(2,609)

Balance as of December 31	$1,323	$2,315

15. INCOME TAXES

The components of income (loss) before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2012	2011	2010
Domestic	$18,468	$13,403	$(93,285)
Foreign	3,699	3,482	1,006

Income (loss) before taxes from continuing operations	$22,167	$16,885	$(92,279)

The provision for (benefit of) income taxes from continuing operations for the years ended December 31 consisted of the following (in thousands):

	2012	2011	2010
Current:
U.S. Federal	$5,780	$139	$(6,955)
State	1,483	920	285
Foreign	1,260	1,582	376

Total current	8,523	2,641	(6,294)
Deferred:
U.S. Federal	844	4,998	(10,847)
State	489	783	482
Foreign	(339)	(753)	(264)

Total deferred	994	5,028	(10,629)

Provision for (benefit of) income taxes	$9,517	$7,669	$(16,923)

The provision for (benefit of) income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	2012	2011	2010
Current:
U.S. Federal	$(98)	$5,643	$(542)
State	(186)	622	61
Foreign	—	67	254

Total current	(284)	6,332	(227)
Deferred:
U.S. Federal	—	166	(10,192)
State	—	35	(972)
Foreign	—	—	(22)

Total deferred	—	201	(11,186)

Provision for (benefit of) income taxes	$(284)	$6,533	$(11,413)

The provision for (benefit of) income taxes from continuing operations differs from the federal statutory rate of 35% for the years December 31 due to the following (in thousands):

	2012		2011		2010
Statutory rate	$7,758	35.0%	$5,910	35.0%	$(32,298)	35.0%
Intangible asset impairment	1,514	6.8%	—	0.0%	14,560	-15.8%
State taxes, less federal effect	1,282	5.8%	1,107	6.6%	499	-0.5%
Non-deductible expenses	284	1.3%	1,443	8.5%	984	-1.1%
Foreign rate differential	(335)	-1.5%	(344)	-2.0%	(68)	0.1%
Uncertain tax positions	(872)	-3.9%	(228)	-1.4%	305	-0.3%
Other	(114)	-0.6%	(219)	-1.3%	(905)	0.9%

	$9,517	42.9%	$7,669	45.4%	$(16,923)	18.3%

Deferred tax liabilities (assets) at December 31 consist of the following (in thousands):

	2012	2011
Depreciation	$20,116	$22,782
Goodwill	28,130	21,686
Intangible assets	22,587	24,111
Other	1,680	2,046

Gross deferred tax liabilities	72,513	70,625
Equity compensation	(9,897)	(8,526)
Other	(15,975)	(16,315)

Gross deferred tax assets	(25,872)	(24,841)
Valuation allowances	2,574	2,613

Deferred tax assets, net of valuation allowances	(23,298)	(22,228)

Net deferred tax liabilities	$49,215	$48,397

Net current deferred tax assets of $7,853,000 and $7,404,000 are included in other current assets in the consolidated balance sheet at December 31, 2012 and 2011, respectively.

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

	2012	2011	2010
Balance as of January 1	$2,613	$2,829	$1,779
Cost charged to the tax provision	266	—	2,436
Reductions	(305)	(216)	(1,386)

Balance as of December 31	$2,574	$2,613	$2,829

The Company received net refunds (made net payments) for income taxes, for the following amounts for the years ended December 31 (in thousands):

	2012	2011	2010
(Payments made) refunds received for income taxes, net	$(8,944)	$2,000	$6,085

Provision has not been made for U.S. taxes on $32,499,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be indefinitely reinvested. As of December 31, 2012, the Company’s foreign operations held $21,865,000 of cash that provides foreign operations with liquidity to reinvest in working capital and capital expenditures for their operations. Any excess earnings could be used to grow the Company’s foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011
Balance as of January 1	$2,487	$2,160
Additions for acquisitions	—	557
Additions for tax positions of the current year	68	218
Additions for tax positions of prior years	67	34
Reductions for tax positions of prior years for:
Settlements and changes in judgment	(557)	(186)
Lapses of applicable statute of limitations	(380)	(296)

Balance as of December 31	$1,685	$2,487

The Company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to six years. Currently, the Company does not have any returns under examination in U.S. state jurisdictions.

All unrecognized tax benefits would affect the effective tax rate, if recognized as of December 31, 2012 and 2011. The Company classifies accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest (net of federal tax benefit) and penalties recognized during the years ended December 31 were (in thousands):

	2012	2011	2010
Interest and penalties recognized as (income) expense	$(48)	$10	$115

At December 31, 2012, the Company had net operating loss carry forwards for federal, state, and foreign income tax purposes totaling $43,456,000 which will expire between 2013 and 2032. The Company recognized $2,703,000 of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances.

16. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, include shares issuable under the equity compensation plans described in Note 12 of the consolidated financial statements. The weighted average number of shares and conversions utilized in the calculation of diluted earnings per share does not include potential anti-dilutive common shares aggregating 973,000, 993,000, and 1,041,000 at December 31, 2012, 2011, and 2010, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock awards assumed to have vested.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands):

	2012	2011	2010
Numerator:
Income (loss) from continuing operations	$12,650	$9,216	$(75,356)
(Loss) income from discontinued operations	(5)	7,307	(15,712)

Net income (loss) available to common shareholders	$12,645	$16,523	$(91,068)

Denominator for basic earnings per share:
Weighted average shares outstanding	30,752	30,507	30,303
Denominator for diluted earnings per share:
Common stock options and restricted stock	105	143	—

Weighted average shares and conversions	30,857	30,650	30,303

For the year ended December 31, 2010, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 158,000 shares for the year ended December 31, 2010.

17. COMMITMENTS AND CONTINGENCIES

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

	2012	2011	2010
Rent expense	$11,178	$10,675	$10,299

Future minimum lease payments under these non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$11,031
2014	$8,477
2015	$5,215
2016	$3,434
2017	$2,827
Thereafter	$4,237

The Company offers various product warranties to its customers concerning the quality of its products and services. Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a significant warranty accrual at December 31, 2012 and 2011 was not required.

The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operations.

18. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Gerald S. Lippes is a partner in a law firm that provides legal services to the Company. At December 31, 2012 and 2011, the Company had $530,000 and $277,000 recorded in accounts payable for amounts due to this law firm, respectively. For the years ended December 31, the Company incurred the following costs for legal services from this firm, including services provided in connection with the sale of businesses and recognized as a component of discontinued operations as well as deferred debt issuance costs (in thousands):

	2012	2011	2010
Selling, general, and administrative expense	$1,511	$1,538	$788
Discontinued operations	12	183	154
Capitalized as deferred financing costs	—	66	—

Total related-party legal costs	$1,523	$1,787	$942

Costs incurred from this law firm increased in 2012 and 2011 as compared to 2010 as a result of legal services provided for the acquisitions completed in 2012 and 2011.

Another member of the Company’s Board of Directors, Robert E. Sadler, Jr., is a member of the Board of Directors of M&T Bank Corporation, one of the ten participating lenders which have committed capital under the Company’s Senior Credit Agreement. As of December 31, 2012, the Senior Credit Agreement provided the Company with a revolving credit facility with availability up to $200 million. See Note 7 to the consolidated financial statements for the terms of the Senior Credit Agreement and the amounts outstanding on the revolving credit facility as of December 31, 2012 and 2011.

19. SEGMENT INFORMATION

The Company determined that it has one reportable segment for external reporting purposes. The Company is organized in five groups that process steel, aluminum, resins, and other materials to produce a wide variety of construction products for use in the building and industrial markets. These groups have been aggregated into one operating segment on the basis that they have similar economic and operating characteristics and because management makes operating decisions and assesses performance on a consolidated basis.

The Company conducted operations in foreign countries including Canada, England, Germany, and Poland during the three year period ended December 31, 2012. Certain information about the Company’s foreign operations is disclosed in aggregate as the “Non-Guarantor Subsidiaries” within Note 21 of the consolidated financial statements. Net sales by region of origin and long-lived assets by region of domicile for the years ended and as of December 31 were as follows (in thousands):

	2012	2011	2010
Net sales:
North America	$741,675	$708,917	$585,549
Europe	48,383	57,690	51,905

Total	$790,058	$766,607	$637,454

Long-lived assets:
North America	$582,914	$569,038	$531,740
Europe	33,522	34,163	36,773

Total	$616,436	$603,201	$568,513

20. SUBSEQUENT EVENTS

On January 31, 2013, the Company issued $210.0 million of 6.25% Senior Subordinated Notes “6.25% Notes” due February 1, 2021. In connection with the issuance of the 6.25% Notes, the Company initiated a tender offer for the purchase of the outstanding 8% Notes. Simultaneously with the closing of the sale of the 6.25% Notes, the Company purchased tendered notes or called for redemption all of the remaining 2015 Notes that were not purchased. In connection with the redemption, the Company satisfied and discharged its obligations under the 2015 Notes.

The provisions of the 6.25% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of the greater of $0.25 per share and $10 or $25 million. The 6.25% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2017, at the redemption price (as defined in the Senior Subordinated 6.25% Notes Indenture). The redemption prices will be 103.12513%, and 101.56356% of the principal amount thereof if the redemption occurs during the 12-month periods beginning February 1, of the years 2017 and 2018, respectively, and 100% of the principal amount thereof on and after February 1, 2019, in each case plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings by the Company at a redemption price of 106.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In which the event of a Change in Control (as defined in the Senior Subordinated 6.25% Notes Indenture), each holder of the 6.25% Notes require the Company to repurchase all or a portion of such holder’s 6.25% Notes at a purchase price equal to 101% of the principal amount thereof.

On January 16, 2013 the Company initiated a tender offer to purchase for cash any and all of its $204 million in aggregate principal amount of outstanding 8% notes due 2015 (“8% Notes”). On January 31, 2013, the Company accepted tenders for approximately $143,110,000 in aggregate principal amount of outstanding 8% Notes in connection with the early acceptance date of the tender offer. The holders of the accepted notes received total consideration of $1,017.08 per $1,000 principal amount of notes tendered, which included a $10.00 consent payment per $1,000 principal amount of notes tendered. The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $147,462,000, which the Company obtained from the closing of the private offering of the Notes described above.

On January 31, 2013, the Company called for redemption, the remaining $60,890,000 principal amount of 2015 Notes that were not purchased on the early acceptance date of the tender offer for the 2015 Notes. The redemption date for the remaining 2015 Notes will be March 4, 2013 (the “Redemption Date”). The 2015 Notes will be redeemed at a redemption price of 101.333% of the principal amount thereof plus accrued and unpaid interest, in accordance with the provisions of the 2015 Notes Indenture. In connection with the redemption, the Company satisfied and discharged its obligations under the 2015 Notes Indenture in accordance with the satisfaction and discharge provisions of the 2015 Notes Indenture as of January 31, 2013 by depositing with the Trustee sufficient funds to pay the redemption price, plus accrued and unpaid interest on the remaining outstanding 2015 Notes.

In connection with the tender and redemption described above, the Company expects to record a charge of approximately $7.2 million in the first quarter of 2013, including $3.7 million for the prepayment premium we will pay to holders of the 8% Notes, $2.2 million to write-off deferred financing fees and $1.3 million for the unamortized original issue discount related to the 8% Notes.

21. SUPPLEMENTAL FINANCIAL INFORMATION

The following information sets forth the consolidating summary financial statements of the issuer (Gibraltar Industries, Inc.) and guarantors, which guarantee the Senior Subordinated 8% Notes due December 1, 2015, and the non-guarantors. The guarantors are 100% owned subsidiaries of the issuer and the guarantees are full, unconditional, joint and several.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$712,279	$98,304	$(20,525)	$790,058
Cost of sales	—	574,647	85,407	(19,556)	640,498

Gross profit	—	137,632	12,897	(969)	149,560
Selling, general, and administrative expense	23	96,499	8,149	—	104,671
Intangible asset impairment	—	4,628	—	—	4,628

(Loss) income from operations	(23)	36,505	4,748	(969)	40,261
Interest expense (income)	17,422	1,285	(125)	—	18,582
Other income	—	(480)	(8)	—	(488)

(Loss) income before taxes	(17,445)	35,700	4,881	(969)	22,167
(Benefit of) provision for income taxes	(6,524)	15,120	921	—	9,517

(Loss) income from continuing operations	(10,921)	20,580	3,960	(969)	12,650

Discontinued operations:
Loss before taxes	—	(289)	—	—	(289)
Benefit of income taxes	—	(284)	—	—	(284)

Loss from discontinued operations	—	(5)	—	—	(5)

Equity in earnings from subsidiaries	24,535	3,960	—	(28,495)	—

Net income	$13,614	$24,535	$3,960	$(29,464)	$12,645

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$13,614	$24,535	$3,960	$(29,464)	$12,645
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	2,353	—	2,353
Adjustment to retirement benefit liability, net of tax	—	(79)	—	—	(79)
Adjustment to post-retirement healthcare benefit liability, net of tax	—	(499)	—	—	(499)

Other comprehensive (loss) income	—	(578)	2,353	—	1,775

Total comprehensive income	$13,614	$23,957	$6,313	$(29,464)	$14,420

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$17,782	$28,392	$3,979	$(33,630)	$16,523
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(1,232)	—	(1,232)
Adjustment to retirement benefit liability, net of tax	—	(187)	—	—	(187)
Adjustment to post-retirement healthcare benefit liability, net of tax	—	129	—	—	129

Other comprehensive loss	—	(58)	(1,232)	—	(1,290)

Total comprehensive income	$17,782	$28,334	$2,747	$(33,630)	$15,233

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(90,895)	$(81,045)	$2,509	$78,363	$(91,068)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(591)	—	(591)
Adjustment to retirement benefit liability, net of tax	—	277	—	—	277
Adjustment to post-retirement healthcare benefit liability, net of tax	—	(722)	—	—	(722)
Reclassification of unrealized loss on interest rate swap, net of tax	—	1,206	—	—	1,206

Other comprehensive income (loss)	—	761	(591)	—	170

Total comprehensive (loss) income	$(90,895)	$(80,284)	$1,918	$78,363	$(90,898)

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$26,163	$21,865	$—	$48,028
Accounts receivable, net	—	78,565	10,908	—	89,473
Intercompany balances	(16,349)	37,397	(21,048)	—	—
Inventories	—	107,137	9,220	—	116,357
Other current assets	6,524	5,815	1,041	—	13,380

Total current assets	(9,825)	255,077	21,986	—	267,238

Property, plant, and equipment, net	—	140,394	11,219	—	151,613
Goodwill	—	331,404	28,459	—	359,863
Acquired intangibles	—	90,311	8,448	—	98,759
Other assets	2,259	3,941	1	—	6,201
Investment in subsidiaries	688,450	56,716	—	(745,166)	—

	$680,884	$877,843	$70,113	$(745,166)	$883,674

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$61,841	$7,219	$—	$69,060
Accrued expenses	1,360	43,843	2,229	—	47,432
Current maturities of long-term debt	—	1,093	—	—	1,093

Total current liabilities	1,360	106,777	9,448	—	117,585

Long-term debt	202,702	4,008	—	—	206,710
Deferred income taxes	—	53,639	3,429	—	57,068
Other non-current liabilities	—	24,969	520	—	25,489
Shareholders’ equity	476,822	688,450	56,716	(745,166)	476,822

	$680,884	$877,843	$70,113	$(745,166)	$883,674

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

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

DECEMBER 31, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities of continuing operations	$(16,435)	$58,628	$8,039	$—	$50,232
Net cash (used in) operating activities of discontinued operations	—	(151)	—	—	(151)

Net cash (used in) provided by operating activities	(16,435)	58,477	8,039	—	50,081

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(42,366)	(2,705)	—	(45,071)
Purchases of property, plant, and equipment	—	(9,868)	(1,483)	—	(11,351)
Net proceeds from sale of property and equipment	—	311	348	—	659

Net cash used in investing activities	—	(51,923)	(3,840)	—	(55,763)

Cash Flows from Financing Activities
Long-term debt payments	—	(473)	—	—	(473)
Payment of deferred financing fees	—	(18)	—	—	(18)
Purchase of treasury stock at market prices	(970)	—	—	—	(970)
Intercompany financing	17,116	(14,590)	(2,526)	—	—
Tax benefit from equity compensation	11	(1)	—	—	10
Net proceeds from issuance of common stock	278	—	—	—	278

Net cash provided by (used in) financing activities	16,435	(15,082)	(2,526)	—	(1,173)

Effect of exchange rate changes on cash	—	—	766	—	766

Net (decrease) increase in cash and cash equivalents	—	(8,528)	2,439	—	(6,089)

Cash and cash equivalents at beginning of year	—	34,691	19,426	—	54,117

Cash and cash equivalents at end of period	$—	$26,163	$21,865	$—	$48,028

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

DECEMBER 31, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities of continuing operations	$(15,876)	$56,841	$8,863	$—	$49,828
Net cash (used in) provided by operating activities of discontinued operations	—	(3,181)	48	—	(3,133)

Net cash (used in) provided by operating activities	(15,876)	53,660	8,911	—	46,695

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(109,248)	—	—	(109,248)
Purchases of property, plant, and equipment	—	(11,033)	(519)	—	(11,552)
Purchase of equity method investment	—	(250)	—	—	(250)
Net proceeds from sale of property and equipment	—	1,085	141	—	1,226
Net proceeds from sale of business	—	67,529	—	—	67,529

Net cash used in investing activities of continuing operations	—	(51,917)	(378)	—	(52,295)
Net cash provided by investing activities of discontinued operations	—	2,089	—	—	2,089

Net cash used in investing activities	—	(49,828)	(378)	—	(50,206)

Cash Flows from Financing Activities
Long-term debt payments	—	(74,262)	—	—	(74,262)
Proceeds from long-term debt	—	73,849	—	—	73,849
Payment of deferred financing fees	—	(1,570)	—	—	(1,570)
Purchase of treasury stock at market prices	(826)	—	—	—	(826)
Intercompany financing	16,668	(13,507)	(3,161)	—	—
Net proceeds from issuance of common stock	34	—	—	—	34

Net cash provided by (used in) financing activities	15,876	(15,490)	(3,161)	—	(2,775)

Effect of exchange rate changes on cash	—	—	(463)	—	(463)

Net (decrease) increase in cash and cash equivalents	—	(11,658)	4,909	—	(6,749)

Cash and cash equivalents at beginning of year	—	46,349	14,517	—	60,866

Cash and cash equivalents at end of period	$—	$34,691	$19,426	$—	$54,117

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

GIBRALTAR INDUSTRIES, INC.

QUARTERLY UNAUDITED FINANCIAL DATA

(in thousands, except per share data)

	2012 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
Net sales	$192,171	$219,734	$205,514	$172,639	$790,058
Gross profit	$35,481	$41,726	$40,228	$32,125	$149,560
Income from operations	$7,023	$16,293	$15,749	$1,196	$40,261
Interest expense	$4,674	$4,627	$4,688	$4,593	$18,582
Income from continuing operations	$1,449	$7,915	$7,022	$(3,736)	$12,650
(Loss) income from discontinued operations	$(87)	$(9)	$279	$(188)	$(5)
Net income	$1,362	$7,906	$7,301	$(3,924)	$12,645

Income (loss) per share from continuing operations:
Basic	$0.05	$0.26	$0.23	$(0.12)	$0.41
Diluted	$0.05	$0.26	$0.23	$(0.12)	$0.41

(Loss) income per share from discontinued operations:
Basic	$(0.01)	$0.00	$0.01	$(0.01)	$0.00
Diluted	$(0.01)	$0.00	$0.01	$(0.01)	$0.00

	2011 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
Net sales	$163,563	$208,807	$220,096	$174,141	$766,607
Gross profit	$30,045	$45,428	$42,963	$26,679	$145,115
Income (loss) from operations	$7,222	$17,390	$18,361	$(6,815)	$36,158
Interest expense	$4,454	$4,998	$4,869	$5,042	$19,363
Income (loss) from continuing operations	$1,441	$7,246	$7,383	$(6,854)	$9,216
Income (loss) from discontinued operations	$6,968	$559	$(469)	$249	$7,307
Net Income (loss)	$8,409	$7,805	$6,914	$(6,605)	$16,523

Income (loss) per share from continuing operations:
Basic	$0.05	$0.24	$0.24	$(0.22)	$0.30
Diluted	$0.05	$0.24	$0.24	$(0.22)	$0.30

Income (loss) per share from discontinued operations:
Basic	$0.23	$0.02	$(0.01)	$0.00	$0.24
Diluted	$0.22	$0.01	$(0.01)	$0.00	$0.24

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company completed four acquisitions in 2012, three of which were excluded from management’s annual report on internal control over financial reporting as of December 31, 2012. The Company acquired selected assets in connection with these three acquisitions. The results of these acquired businesses are included in our 2012 consolidated financial statements and collectively constituted $46.8 million and $40.4 million of total and net assets, respectively, as of December 31, 2012 and $2.0 million and $(0.1) million of net sales and net income, respectively, for the year then ended.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2012 that have materially affected the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gibraltar Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three businesses that were acquired in 2012, which are included in the 2012 consolidated financial statements of Gibraltar Industries, Inc. and constituted $46.8 million and $40.4 million of total and net assets, respectively, as of December 31, 2012 and $2.0 million and $(0.1) million of net sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Gibraltar Industries, Inc. also did not include an evaluation of the internal control over financial reporting of these businesses.

In our opinion, Gibraltar Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Gibraltar Industries, Inc. and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 22, 2013

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2013 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year.

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2013 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2013 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2013 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2013 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2012 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

	(1)	The following financial statements are included:
		(i)	Report of Independent Registered Public Accounting Firm
		(ii)	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010
		(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010
		(iv)	Consolidated Balance Sheets as of December 31, 2012 and 2011
		(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010
		(vi)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010
		(vii)	Notes to Consolidated Financial Statements

	(2)	The following Financial Statement Schedules for the years ended December 31, 2012, 2011, and 2010 are included in this Annual Report on Form 10-K:
		(i)	Quarterly Unaudited Financial Data (included in notes to consolidated financial statements)
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

Brian J. Lipke Chairman of the Board and Chief Executive Officer Dated : February 22, 2013

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian J. Lipke	Chairman of the Board and	February 22, 2013
Brian J. Lipke	Chief Executive Officer
(principal executive officer)

/s/ Henning N. Kornbrekke	President and Chief Operating Officer	February 22, 2013
Henning N. Kornbrekke

/s/ Kenneth W. Smith	Senior Vice President	February 22, 2013
Kenneth W. Smith	and Chief Financial Officer
(principal financial and accounting officer)

/s/ David N. Campbell	Director	February 22, 2013
David N. Campbell

/s/ William J. Colombo	Director	February 22, 2013
William J. Colombo

/s/ Gerald S. Lippes	Director	February 22, 2013
Gerald S. Lippes

/s/ William P. Montague	Director	February 22, 2013
William P. Montague

/s/ Arthur A. Russ, Jr.	Director	February 22, 2013
Arthur A. Russ, Jr.

/s/ Robert E. Sadler, Jr.	Director	February 22, 2013
Robert E. Sadler, Jr.

Exhibit Index

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908)), as amended by Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed May 22, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 22, 2012).

3.2	Amended and Restated By Laws of Gibraltar Industries, Inc. effective August 1, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 3, 2012)

4.1	Specimen Common Share Certificate (incorporated by reference number to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

4.2	Indenture for 8% Notes dated as of December 8, 2005, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005), as amended by Supplemental Indenture dated as of January 31, 2013, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 1, 2013).

4.3	Indenture for 6.25% Notes dated as of January 31, 2013, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 1, 2013).

10.1*	Amended and Restated Employment Agreement dated as of August 21, 2007 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2007)

10.2*	Employment Agreement dated as of August 21, 2007 between the Registrant and Henning N. Kornbrekke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2007)

10.3*	Change in Control Agreement between the Company and Brian J. Lipke dated March 24, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2011)

10.4*	Change in Control Agreement between the Company and Henning N. Kornbrekke dated March 24, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 25, 2011)

10.5*	Change in Control Agreement between the Company and Kenneth W. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.6*	Change in Control Agreement between the Company and Timothy J. Heasley (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 24 , 2009)

10.7*	Change in Control Agreement between the Company and Paul M. Murray (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.8*	Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.9*	Gibraltar Deferred Compensation Plan Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2009)

Exhibit Number	Exhibit

10.10*	Amended and Restated Gibraltar Industries, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2006), as amended by Equity Incentive Plan, dated May 18, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2009)

10.11*	Fourth Amendment and Restatement of the Gibraltar Industries, Inc. Management Stock Purchase Plan, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2012)

10.12*	Gibraltar Industries, Inc. Omnibus Code Section 409A Compliance Policy, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009)

10.13*	Summary Description of Annual Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.14*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Units (Long Term Incentive) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.15*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Non-Qualified Option (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.16*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Stock Units, dated January 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2009)

10.17*	Gibraltar Industries, Inc., 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2009)

10.18*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2011)

10.19*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2012)

10.20*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2013)

10.21*	Letter from Brian J. Lipke dated March 24, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 25, 2011)

Exhibit Number	Exhibit

10.22	Registration Rights Agreement, dated as of January 31, 2013, among the Company, the Guarantors and J.P. Morgan Securities LLC., KeyBanc Capital Markets Inc., HSBC Securities (USA) Inc. and RBS Securities Inc., as initial purchasers of the 6.25% Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 1, 2013)

10.23	Fourth Amended and Restated Credit Agreement dated October 11, 2011 among Gibraltar Industries, Inc. and Gibraltar Steel Corporation of New York, as borrowers, the lenders parties thereto, Key Bank National Association, as administrative agent, JPMorgan Chase Bank, N.A., as co-syndication agent, Bank of America, N.A., as co-syndication agent, M&T Bank, as co-documentation agent, RBS Citizens, National Association, as co-documentation agent, and HSBC Bank USA, National Association, as co-documentation agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 13, 2011)

10.24	Stock Purchase Agreement among Gibraltar Steel Corporation of New York, MiTek Industries, Inc., and MiTek Canada, Inc. dated March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 15, 2011)

10.25	Stock Purchase Agreement among Gibraltar Industries, Inc. and the stockholders of D.S.B. Holding Corp. dated March 10, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 15, 2011)

10.26	Stock Purchase Agreement By and Between Southeastern Metals Manufacturing Company, Inc. and the stockholders of Pacific Award Metals, Inc. dated June 3, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 9, 2011)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit

32.3	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Document is a management contract or compensatory plan or agreement.
**	Submitted electronically with this Annual Report on Form 10-K.