Form 10-Q
period 2013-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2013-05-02
CIK 912562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 29, 2013, the number of common shares outstanding was: 30,680,649

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$196,801	$192,171
Cost of sales	160,624	156,690

Gross profit	36,177	35,481
Selling, general, and administrative expense	30,981	28,458

Income from operations	5,196	7,023
Interest expense	11,160	4,674
Other income	(66)	(31)

(Loss) income before taxes	(5,898)	2,380
(Benefit of) provision for income taxes	(2,255)	931

(Loss) income from continuing operations	(3,643)	1,449
Discontinued operations:
Loss before taxes	(7)	(137)
Benefit of income taxes	(3)	(50)

Loss from discontinued operations	(4)	(87)

Net (loss) income	$(3,647)	$1,362

Net earnings per share – Basic:
(Loss) income from continuing operations	$(0.12)	$0.05
Loss from discontinued operations	—	(0.01)

Net (loss) income	$(0.12)	$0.04

Weighted average shares outstanding – Basic	30,877	30,718

Net earnings per share – Diluted:
(Loss) income from continuing operations	$(0.12)	$0.05
Loss from discontinued operations	—	(0.01)

Net (loss) income	$(0.12)	$0.04

Weighted average shares outstanding – Diluted	30,877	30,851

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net (loss) income	$(3,647)	$1,362
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,097)	1,935
Adjustment to retirement benefit liability, net of tax	2	2
Adjustment to post-retirement health care liability, net of tax	38	16

Other comprehensive (loss) income	(3,057)	1,953

Total comprehensive (loss) income	$(6,704)	$3,315

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$30,288	$48,028
Accounts receivable, net of reserve of $4,581 and $4,481 in 2013 and 2012	111,532	89,473
Inventories	125,439	116,357
Other current assets	13,625	13,380

Total current assets	280,884	267,238
Property, plant, and equipment, net	147,628	151,613
Goodwill	358,934	359,863
Acquired intangibles	96,709	98,759
Other assets	7,376	6,201

	$891,531	$883,674

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$81,934	$69,060
Accrued expenses	36,561	47,432
Current maturities of long-term debt	417	1,093

Total current liabilities	118,912	117,585
Long-term debt	214,006	206,710
Deferred income taxes	56,960	57,068
Other non-current liabilities	30,788	25,489
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,071 and 30,938 shares issued in 2013 and 2012	310	309
Additional paid-in capital	241,489	240,107
Retained earnings	238,435	242,082
Accumulated other comprehensive loss	(4,632)	(1,575)
Cost of 389 and 350 common shares held in treasury in 2013 and 2012	(4,737)	(4,101)

Total shareholders’ equity	470,865	476,822

	$891,531	$883,674

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(3,647)	$1,362
Loss from discontinued operations	(4)	(87)

(Loss) income from continuing operations	(3,643)	1,449
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on early note redemption	7,166	—
Depreciation and amortization	6,904	6,563
Stock compensation expense	973	1,330
Non-cash charges to interest expense	273	393
Other non-cash adjustments	425	277
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(22,813)	(15,131)
Inventories	(9,802)	(7,964)
Other current assets and other assets	232	2,057
Accounts payable	13,277	12,014
Accrued expenses and other non-current liabilities	(5,679)	(14,037)

Net cash used in operating activities of continuing operations	(12,687)	(13,049)
Net cash used in operating activities of discontinued operations	(7)	(31)

Net cash used in operating activities	(12,694)	(13,080)

Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(1,979)	(2,743)
Cash paid for acquisitions, net of cash acquired	—	(2,705)
Net proceeds from sale of property and equipment	127	8

Net cash used in investing activities	(1,852)	(5,440)

Cash Flows from Financing Activities
Proceeds from long-term debt	210,000	—
Long-term debt payments	(204,678)	(2)
Payment of deferred financing costs	(3,711)	—
Payment of note redemption fees	(3,702)	—
Purchase of treasury stock at market prices	(636)	(888)
Net proceeds from issuance of common stock	327	—
Excess tax benefit from stock compensation	83	98

Net cash used in financing activities	(2,317)	(792)

Effect of exchange rate changes on cash	(877)	522

Net decrease in cash and cash equivalents	(17,740)	(18,790)
Cash and cash equivalents at beginning of year	48,028	54,117

Cash and cash equivalents at end of period	$30,288	$35,327

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2012	30,938	$309	$240,107	$242,082	$(1,575)	350	$(4,101)	$476,822
Net loss	—	—	—	(3,647)	—	—	—	(3,647)
Foreign currency translation adjustment	—	—	—	—	(3,097)	—	—	(3,097)
Adjustment to pension benefit liability, net of taxes of $2	—	—	—	—	2	—	—	2
Adjustment to post-retirement healthcare benefit liability, net of taxes of $25	—	—	—	—	38	—	—	38
Stock compensation expense	—	—	973	—	—	—	—	973
Excess tax benefit from stock compensation	—	—	83	—	—	—	—	83
Stock options exercised	31	—	327	—	—	—	—	327
Net settlement of restricted stock units	102	1	(1)	—	—	39	(636)	(636)

Balance at March 31, 2013	31,071	$310	$241,489	$238,435	$(4,632)	389	$(4,737)	$470,865

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at March 31, 2013 and December 31, 2012, the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2013 and 2012, and the statement of shareholders’ equity for the three months ended March 31, 2013 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report for the year ended December 31, 2012 as filed on Form 10-K.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, restated for discontinued operations, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (Topic 220 Update). The amendments in Topic 220 Update require a company to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) on the respective line items in net income if the amount is required by U.S. GAAP to be reclassified in its entirety to net income. For amounts not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and are to be applied prospectively. The Company adopted Topic 220 Update 2013-02 prospectively in 2013 and its adoption does not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (Topic 830 Update). The amendments in Topic 830 Update require a company to release the cumulative translation adjustment into net income upon the loss of a controlling financial interest in a foreign subsidiary or group of assets. The amendments are effective prospectively beginning after December 15, 2013, and early adoption is permitted. The Company does not expect the adoption of Topic 830 Update 2013-05 to have a material impact of the Company’s consolidated financial results.

3. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw material	$57,548	$49,750
Work-in-process	13,659	12,430
Finished goods	54,232	54,177

Total inventories	$125,439	$116,357

4. ACQUISITIONS

During 2012, Gibraltar purchased the assets of four businesses in separate transactions, one of which occurred during the first quarter of 2012. The acquired product lines complement and expand the Company’s product portfolio and customer base in four key U.S. and Canadian markets:

•	Metal grating products for the oil sands region of Western Canada;

•	Function-critical components for public infrastructure construction and maintenance;

•	Perforated metal products for industrial applications; and

•	Exterior, retractable awnings and sun protection accessory products for new residential construction and home remodeling.

Gibraltar funded the aggregate investment of $43,117,000 from existing cash on hand. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and totaled $15,240,000, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including growth opportunities and increased presence in the building products markets.

The allocation of purchase consideration to the assets acquired and liabilities assumed during 2012 are as follows (in thousands):

Working capital	8,745
Property, plant, and equipment	9,682
Acquired intangible assets	10,183
Other liabilities	(733)
Goodwill	15,240

Fair value of purchase consideration	$43,117

The acquired intangible assets consisted of the following for the four acquisitions completed during the year ended December 31, 2012 (in thousands):

	Fair Value	Estimated Useful Life
Customer relationships	4,480	5-15 Years
Unpatented technology and patents	$2,313	15 Years
Trademarks	2,110	Indefinite
Amortizable trademarks	800	5 Years
Non-compete agreements	350	5-10 Years
Backlog	130	0.5 Years

Total	$10,183

The Company incurred certain acquisition-related costs, primarily composed of legal and consulting fees of $117,000, and $80,000 for the three months ended March 31, 2013 and 2012, respectively. All acquisition related costs were recognized as a component of selling, general and administrative expenses on the consolidated statement of operations. The Company also recognized additional cost of sales of $203,000 and $60,000 for the three months ended March 31, 2013 and 2012, respectively, related to the recognition of inventory at fair value when allocating the purchase price of the acquisitions.

5. GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows (in thousands):

Balance as of December 31, 2012	$359,863
Acquisition adjustment	230
Foreign currency translation	(1,159)

Balance as of March 31, 2013	$358,934

The goodwill balances as of March 31, 2013 and December 31, 2012 are net of accumulated impairment losses of $129,925,000.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$48,502	$—	$48,774	$—	Indefinite
Finite-lived intangible assets:
Trademarks	2,766	1,125	2,771	1,085	2 to 15 Years
Unpatented technology	24,430	5,647	24,427	5,204	5 to 20 Years
Customer relationships	52,647	25,442	53,043	24,687	5 to 16 Years
Non-compete agreements	3,207	2,672	3,207	2,598	4 to 10 Years
Backlog	1,330	1,287	1,330	1,219	0.5 to 2 Years

	84,380	36,173	84,778	34,793

Total acquired intangible assets	$132,882	$36,173	$133,552	$34,793

The Company incurred $1,719,000 and $1,631,000 of acquired intangible asset amortization expense for the three months ended March 31, 2013 and 2012, respectively.

Amortization expense related to acquired intangible assets for the remainder of fiscal 2013 and the next five years thereafter is estimated as follows (in thousands):

2013	$4,756
2014	$5,497
2015	$5,361
2016	$5,026
2017	$3,193
2018	$2,614

6. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. For the three months ended March 31, 2013 and 2012, the Company incurred expense of $512,000 and $299,000, respectively, for legal services from this firm. All amounts incurred during the 2013 and 2012 periods were expensed as a component of selling, general, and administrative expenses. At March 31, 2013 and December 31, 2012, the Company had $591,000 and $530,000, respectively, recorded in accounts payable for amounts due to this law firm.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Senior Subordinated 6.25% Notes	$210,000	$—
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,298	—	202,702
Other debt	4,423	5,101

Total debt	214,423	207,803
Less current maturities	417	1,093

Total long-term debt	$214,006	$206,710

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

The terms of the Senior Credit Agreement provide that the revolving credit facility will terminate on October 10, 2016. Interest rates on the revolving credit facility are based on the London Interbank Offering Rate (LIBOR) plus an additional margin of 2.0% to 2.5%. In addition, the revolving credit facility is subject to an annual commitment fee calculated as 0.375% of the daily average undrawn balance.

Standby letters of credit of $13,592,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of March 31, 2013. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of March 31, 2013, the Company had $135,227,000 of availability under the revolving credit facility.

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of March 31, 2013, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.

On January 31, 2013, the Company issued $210.0 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, the Company initiated a tender offer for the purchase of the outstanding $204.0 million of 8% Senior Subordinated Notes (8% Notes). Simultaneously with the closing of the sale of the 6.25% Notes, the Company purchased tendered notes or called for redemption of all of the remaining 8% Notes that were not purchased. In connection with the redemption and tender offer, the Company satisfied and discharged its obligations under the 8% Notes during the three months ended March 31, 2013. The Company recorded a charge of approximately $7.2 million in the first quarter of 2013, including $3.7 million for the prepayment premium paid to holders of the 8% Notes, $2.2 million to write-off deferred financing fees and $1.3 million for the unamortized original issue discount related to the 8% Notes.

The provisions of the 6.25% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of the greater of $0.25 per share or $25 million. The 6.25% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2017, at the redemption price (as defined in the Senior Subordinated 6.25% Notes Indenture). The redemption prices are 103.13%, and 101.56% of the principal amount thereof if the redemption occurs during the 12-month periods beginning February 1, of the years 2017 and 2018, respectively, and 100% of the principal amount thereof on and after February 1, 2019, in each case plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings by the Company at a redemption price of 106.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In the event of a Change in Control, each holder of the 6.25% Notes may require the Company to repurchase all or a portion of such holder’s 6.25% Notes at a purchase price equal to 101% of the principal amount thereof.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post- Retirement Health Care Costs	Accumulated Other Comprehensive Loss
Balance as of December 31, 2012	$(93)	$(8)	$(1,474)	$(1,575)
Current period change	(3,097)	2	38	(3,057)

Balance as of March 31, 2013	$(3,190)	$(6)	$(1,436)	$(4,632)

9. EQUITY-BASED COMPENSATION

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

The following table provides the number of restricted stock units (that will convert to shares upon vesting), that were issued during the three months ended March 31 along with the weighted average grant date fair value of each award:

	2013		2012
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	72,165	$16.50	74,532	$14.36

In January 2012, the Company awarded 295,000 performance stock units with grant date fair value of $4,152,000. As of March 31, 2013, 280,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was based on the Company’s total stockholder returns relative to the S&P Small Cap 600 Index for the calendar year of 2012. During the performance period, the participants earned 58.3% of target, aggregating 163,200 performance stock units compared to the target of 280,000 awards.

In January 2013, the Company awarded 303,917 performance stock units with grant date fair value of $4,123,000, all of which remain outstanding as of March 31, 2013. The final number of performance stock units earned will be determined based on the Company’s actual return on invested capital (ROIC) for 2013.

The cost of the 2012 and 2013 performance stock awards will be recognized over the requisite service period, which ranges between one year and three years, depending on the date a participant turns 60 and completes 5 years of service. After the vesting period, any performance stock units earned will convert to cash based on the trailing 90-day closing price of the Company’s common stock as of December 31, 2014 and 2015 and be payable to participants in January 2015 and 2016, respectively.

The following table summarizes the compensation expense recognized for the performance stock units for the three months ended March 31 (in thousands):

	2013	2012
Performance stock unit compensation expense	$1,501	$679

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

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the three months ended March 31, 2013 and 2012, 183,178 and 222,551 restricted stock units, respectively, including the company-match, were credited to participant accounts. At March 31, 2013 and December 31, 2012, the value of the restricted stock units in the MSPP was $13.64 and $12.30 per unit, respectively. At March 31, 2013 and December 31, 2012, 960,357 and 777,159 restricted stock units, including the company-match, were credited to participant accounts including 93,490 and 71,992, respectively, of unvested restricted stock units. The Company made disbursements of $531,000 and $542,000 out of the MSPP during the three months ended March 31, 2013 and 2012, respectively.

10. FAIR VALUE MEASUREMENTS

FASB Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, sets out a framework for measuring fair value, and requires certain disclosures about fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability. Fair value is defined based upon an exit price model.

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

As described in Note 4 of the consolidated financial statements, the Company completed four acquisitions during the year ended December 31, 2012. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to assign fair values to inventory, property, plant and equipment, and intangible assets included the cost approach, market approach, relief-from-royalty approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of the property, plant and equipment, forecasted net sales and incomes, and royalty rates.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At March 31, 2013, the fair value of outstanding debt was $227,286,000 compared to its carrying value of $214,423,000. The fair value of the Company’s Senior Subordinated 6.25% Notes was estimated based on quoted market prices, a Level 1 input.

11. DISCONTINUED OPERATIONS

For certain sale transactions, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. As of March 31, 2013, the Company has a contingent liability recorded for environmental remediation related to a discontinued operation. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operation.

12. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of facilities and product lines. The Company consolidated two facilities during 2012 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. These restructuring activities also resulted in $1,037,000 of asset impairment charges related to the facility consolidations during the three months ended March 31, 2012.

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three months ended March 31 (in thousands):

	2013	2012
Cost of sales	$29	$1,766
Selling, general, and administrative expense	—	14

Total exit activity costs and asset impairments	$29	$1,780

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2013	2012
Balance as of January 1	$1,323	$2,315
Exit activity costs recognized	29	743
Cash payments	(315)	(1,294)

Balance as of March 31	$1,037	$1,764

13. INCOME TAXES

The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2013 could be materially different from the forecasted rate used for the three months ended March 31, 2013.

We recognized a benefit for income taxes of $2.3 million for the three months ended March 31, 2013, an effective tax rate of 38.2%. The effective tax rate for the first quarter of 2013 exceeded U.S. federal statutory rate of 35% by the net of discrete benefits partially offset by state taxes and non-deductible permanent differences. During the first quarter of 2012, we recognized a provision for income taxes of $0.9 million, an effective tax rate of 39.1%. The effective tax rate for the first quarter of 2013 and 2012 exceeded the U.S. federal statutory rate of 35% due to state taxes, discrete items, and non-deductible permanent differences.

14. NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under its equity compensation plans described in Note 9 of the consolidated financial statements. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.

The following table sets forth the computation of basic and diluted loss (income) per share for the three months ended March 31 (in thousands):

	2013	2012
Numerator:
(Loss) income from continuing operations	$(3,643)	$1,449
Loss from discontinued operations	(4)	(87)

Net (loss) income available to common shareholders	$(3,647)	$1,362

Denominator for basic earnings per share:
Weighted average shares outstanding	30,877	30,718
Denominator for diluted earnings per share:
Weighted average shares outstanding	30,877	30,718
Common stock options and restricted stock	—	133

Weighted average shares and conversions	30,877	30,851

For the three months ended March 31, 2013, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 181,925 shares for the three months ended March 31, 2013.

15. SUPPLEMENTAL FINANCIAL INFORMATION

The following information sets forth the consolidating summary financial statements of the issuer (Gibraltar Industries, Inc.) and guarantors, which guarantee the Senior Subordinated 6.25% Notes due February 1, 2021, and the non-guarantors. The guarantors are wholly owned subsidiaries of the issuer and the guarantees are full, unconditional, joint and several.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$178,049	$23,217	$(4,465)	$196,801
Cost of sales	—	144,395	20,484	(4,255)	160,624

Gross profit	—	33,654	2,733	(210)	36,177
Selling, general, and administrative expense	158	28,881	1,942	—	30,981

(Loss) income from operations	(158)	4,773	791	(210)	5,196
Interest expense (income)	10,883	308	(31)	—	11,160
Other income	—	(66)	—	—	(66)

(Loss) income before taxes	(11,041)	4,531	822	(210)	(5,898)
(Benefit of) provision for income taxes	(4,197)	1,758	184	—	(2,255)

(Loss) income from continuing operations	(6,844)	2,773	638	(210)	(3,643)
Discontinued operations:
Loss from discontinued operations before taxes	—	(7)	—	—	(7)
Benefit of income taxes	—	(3)	—	—	(3)

Loss from discontinued operations	—	(4)	—	—	(4)
Equity in earnings from subsidiaries	3,407	638	—	(4,045)	—

Net (loss) income	$(3,437)	$3,407	$638	$(4,255)	$(3,647)

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(3,437)	$3,407	$638	$(4,255)	$(3,647)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(3,097)	—	(3,097)
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	38	—	—	38

Other comprehensive income (loss)	—	40	(3,097)	—	(3,057)

Total comprehensive (loss) income	$(3,437)	$3,447	$(2,459)	$(4,255)	$(6,704)

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

MARCH 31, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$9,375	$20,913	$—	$30,288
Accounts receivable, net	—	98,306	13,226	—	111,532
Intercompany balances	23,964	(3,816)	(20,148)	—	—
Inventories	—	116,494	8,945	—	125,439
Other current assets	4,260	8,296	1,069	—	13,625

Total current assets	28,224	228,655	24,005	—	280,884
Property, plant, and equipment, net	—	137,047	10,581	—	147,628
Goodwill	—	331,634	27,300	—	358,934
Acquired intangibles	—	88,895	7,814	—	96,709
Other assets	3,630	3,739	7	—	7,376
Investment in subsidiaries	650,917	55,104	—	(706,021)	—

	$682,771	$845,074	$69,707	$(706,021)	$891,531

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$73,526	$8,408	$—	$81,934
Accrued expenses	1,906	32,301	2,354	—	36,561
Current maturities of long-term debt	—	417	—	—	417

Total current liabilities	1,906	106,244	10,762	—	118,912
Long-term debt	210,000	4,006	—	—	214,006
Deferred income taxes	—	53,665	3,295	—	56,960
Other non-current liabilities	—	30,242	546	—	30,788
Shareholders’ equity	470,865	650,917	55,104	(706,021)	470,865

	$682,771	$845,074	$69,707	$(706,021)	$891,531

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

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities of continuing operations	$(2,878)	$(10,125)	$316	$—	$(12,687)
Net cash used in operating activities of discontinued operations	—	(7)	—	—	(7)

Net cash provided by (used in) operating activities	(2,878)	(10,132)	316	—	(12,694)

Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(1,641)	(338)	—	(1,979)
Net proceeds from sale of property and equipment	—	127	—	—	127

Net cash used in investing activities	—	(1,514)	(338)	—	(1,852)

Cash Flows from Financing Activities
Long-term debt payments	(204,000)	(678)	—	—	(204,678)
Proceeds from long-term debt	210,000	—	—	—	210,000
Payment of note redemption fees	(3,702)	—	—	—	(3,702)
Purchase of treasury stock at market prices	(636)	—	—	—	(636)
Payment of deferred financing costs	(3,705)	(6)	—	—	(3,711)
Net proceeds from issuance of common stock	327	—	—	—	327
Intercompany financing	4,511	(4,458)	(53)	—	—
Excess tax benefit from stock compensation	83	—	—	—	83

Net cash (used in) provided by financing activities	2,878	(5,142)	(53)	—	(2,317)

Effect of exchange rate changes on cash	—	—	(877)	—	(877)

Net decrease in cash and cash equivalents	—	(16,788)	(952)	—	(17,740)
Cash and cash equivalents at beginning of year	—	26,163	21,865	—	48,028

Cash and cash equivalents at end of period	$—	$9,375	$20,913	$—	$30,288

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities of continuing operations	$148	$(13,582)	$385	$—	$(13,049)
Net cash used in operating activities of discontinued operations	—	(31)	—	—	(31)

Net cash provided by (used in) operating activities	148	(13,613)	385	—	(13,080)

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	—	(2,705)	—	(2,705)
Purchases of property, plant, and equipment	—	(2,315)	(428)	—	(2,743)
Net proceeds from sale of property and equipment	—	8	—	—	8

Net cash used in investing activities	—	(2,307)	(3,133)	—	(5,440)
Cash Flows from Financing Activities
Long-term debt payments	—	(2)	—		(2)
Purchase of treasury stock at market prices	(888)	—	—	—	(888)
Intercompany financing	642	(278)	(364)	—	—
Excess tax benefit from stock compensation	98	—	—	—	98

Net cash used in financing activities	(148)	(280)	(364)	—	(792)

Effect of exchange rate changes on cash	—	—	522	—	522

Net decrease in cash and cash equivalents	—	(16,200)	(2,590)	—	(18,790)
Cash and cash equivalents at beginning of year	—	34,691	19,426	—	54,117

Cash and cash equivalents at end of period	$—	$18,491	$16,836	$—	$35,327

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the industry in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” disclosed in our Annual Report on Form 10-K. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Overview

Gibraltar is a leading manufacturer and distributor of products for building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges and a wide-variety of other structures. These products include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, bar grating, expanded metal, metal lath, and expansion joints and structural bearings. We serve customers throughout North America, Europe, Asia, and Central and South America including major home improvement retailers, distributors and contractors. As of March 31, 2013, we operated 44 facilities in 21 states, Canada, England, and Germany, giving us a broad platform for just-in-time delivery and support to our customers.

Our strategy is to position Gibraltar as a low-cost provider and market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of the products we offer. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international building and industrial markets to strengthen our product leadership positions.

The end markets served by our business are subject to economic conditions that are influenced by interest rates, commodity costs, demand for residential construction, and the level of non-residential construction and infrastructure projects. The United States construction markets continue an uneven recovery from an unprecedented recession that began in 2008, which led to reduced demand for the products we manufacture and distribute. In addition, tightened credit markets over the same period may have limited the ability of end customers to obtain financing for construction projects. While the economy has grown since the recession, the construction markets continue to face significant challenges. Construction markets have only recovered modestly and many economic indicators, such as new housing starts, which are rising, continue to remain at levels well below long-term averages.

Gibraltar continues to position the Company as a market share leader and low-cost provider of our products. Our focus has been to grow the business through acquisitions, introduction of new products, and programs to expand our market share. In addition, we strive for operational excellence through lean initiatives which has included closing or consolidating multiple facilities since January 2009, as well as, aggressively reducing operating costs throughout the Company to maximize cash flows generated from operating activities. As a result, we believe our break-even point has decreased significantly since 2008.

Recent Developments

On January 31, 2013, the Company issued $210.0 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, the Company initiated a tender offer for the purchase of the outstanding $204.0 million of 8% Senior Subordinated Notes (8% Notes). Simultaneously with the closing of the sale of the 6.25% Notes, the Company purchased the 8% Notes that were tendered notes or called for redemption of all the remaining 8% Notes that were not purchased. In connection with the tender offer and redemption, the Company satisfied and discharged its obligations under the 8% Notes.

Regarding the growth of our business through acquisitions, Gibraltar purchased the assets of four businesses in separate transactions during 2012, one of which was acquired in the first quarter of 2012. The acquired product lines complement and expand the Company’s product portfolio and customer base in four key U.S. and Canadian markets:

•	Metal grating products for the oil sands region of Western Canada;

•	Function-critical components for public infrastructure construction and maintenance;

•	Perforated metal products for industrial applications; and

•	Exterior, retractable awnings and sun protection accessory products for new residential construction and home remodeling.

Gibraltar funded the aggregate investment of $43 million from existing cash on hand. Gibraltar’s results from operations include acquisitions from their respective dates of acquisition.

We have maintained a strong liquidity position in spite of significant investment to consolidate facilities, acquire businesses, introduce new products, and expand market share. We had no debt outstanding against our revolving credit facility throughout all of 2012 and the three months ended March 31, 2013. At March 31, 2013, our liquidity was $165 million including $30 million of cash and $135 million of availability under our revolving credit facility.

For the quarter ended March 31, 2013 our net sales improved 2.4% compared to the prior year. The improvement was the net result of the acquisitions noted above, offset by a decrease in sales for business units operating in both periods. While volume remained relatively flat, our selling prices decreased from prior year as a result of declining commodity costs for steel and aluminum. As such, our gross margins were compressed due to the less favorable alignment of material costs to customer selling prices. Furthermore, operating margins were impacted by expenses incurred from our recent acquisitions and their continued integration, along with a significant increase in our stock price which resulted in higher equity compensation costs. As a result, our operating margin declined to 2.6% for the first quarter of 2013 from 3.7% in the first quarter of 2012.

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following table sets forth selected data from our statement of operations and the related percentage of net sales for the three months ended March 31 (in thousands):

	2013		2012
Net sales	$196,801	100.0%	$192,171	100.0%
Cost of sales	160,624	81.6%	156,690	81.5%

Gross profit	36,177	18.4%	35,481	18.5%
Selling, general, and administrative expense	30,981	15.8%	28,458	14.8%

Income from operations	5,196	2.6%	7,023	3.7%
Interest expense	11,160	5.6%	4,674	2.4%
Other income	(66)	0.0%	(31)	0.0%

(Loss) income before taxes	(5,898)	(3.0)%	2,380	1.3%
(Benefit of) provision for income taxes	(2,255)	(1.1)%	931	0.5%

(Loss) income from continuing operations	(3,643)	(1.9)%	1,449	0.8%
Loss from discontinued operations	(4)	0.0%	(87)	(0.1)%

Net (loss) income	$(3,647)	(1.9)%	$1,362	0.7%

Net sales increased by $4.6 million, or 2.4%, to $196.8 million for the three months ended March 31, 2013 from net sales of $192.2 million for the three months ended March 31, 2012. The following table sets forth the impact of the Company’s acquisitions on net sales for the three months ended March 31 (in thousands):

			Total	Change Due To
	2013	2012	Change	Acquisitions	Operations
Net sales	$196,801	$192,171	$4,630	$12,409	$(7,779)

The increase in net sales from the prior year was primarily the result of the incremental sales generated by four acquisitions completed during 2012 which contributed to a sales growth of $12.4 million, or 6.4%, for the first quarter of 2013. Net sales from business units operating in both periods decreased 4.0% or $7.8 million, primarily the result of a 4.1% decrease in pricing to customers offset by a slight increase of 0.1% in volume. While overall volume was nearly unchanged from the first quarter of 2012, there was a modest volume increase for our products sold into multi-family building markets and domestic industrial markets. These increases were offset by declines in volume sold in residential markets and European markets, resulting from the unseasonably cold weather in several areas of the U.S. and the continued depressed economy in Europe, respectively. The lower selling prices were primarily the result of a decline in commodity costs for steel and aluminum and meeting selective competitive situations.

Our gross margin remained relatively flat at 18.4% for the three months ended March 31, 2013 compared to 18.5% for the three months ended March 31, 2012. Gross margin modestly improved in our infrastructure markets and the majority of our residential markets, including improvements resulting from the completion of the restructuring initiatives for our West Coast locations. However, these improvements were offset by the impact of a less favorable alignment of material costs to customer selling prices in our industrial markets, the result of declining raw material costs for the current quarter compared to the prior year and competitive pressures on pricing.

Selling, general, and administrative expenses (SG&A) increased by $2.5 million, or 8.9%, to $31.0 million for the three months ended March 31, 2013 from $28.5 million for the three months ended March 31, 2012. The $2.5 million increase was largely the result of a $2.0 million increase in equity compensation expense as compared to the first quarter of 2012 and $1.4 million of SG&A expense from acquired businesses. SG&A expenses as a percentage of net sales increased to 15.8% in the first quarter of 2013 compared to 14.8% in 2012.

Interest expense increased by $6.5 million to $11.2 million for the three months ended March 31, 2013 compared to $4.7 million for the three months ended March 31, 2012. The significant increase in expense resulted from the tender and redemption of the $204 million of 8% Senior Subordinated Notes (8% Notes) on January 31, 2013. In connection with this transaction, the Company recorded a charge of approximately $7.2 million, which included $3.7 million for the prepayment premium paid to holders of the 8% Notes, $2.2 million to write-off deferred financing fees and $1.3 million for the unamortized original issue discount related to the 8% Notes. The $7.2 million charge was partially offset by lower interest expense of approximately $0.6 million resulting from the lower coupon rate on the 6.25% Notes as compared to the 8% Notes. During the three months ended March 31, 2013 and 2012, no amounts were outstanding under our revolving credit facility.

We recognized a benefit for income taxes of $2.3 million for the three months ended March 31, 2013, an effective tax rate of 38.2%. The effective tax rate for the first quarter of 2013 exceeded U.S. federal statutory rate of 35% by the net of discrete benefits partially offset by state taxes and non-deductible permanent differences. During the first quarter of 2012, we recognized a provision for income taxes of $0.9 million, an effective tax rate of 39.1%. The effective tax rate for the first quarters of 2012 and 2013 exceeded the U.S. federal statutory rate of 35% due to state taxes, discrete tax benefits, and non-deductible permanent differences.

Outlook

We expect 2013 to be an improvement over 2012. While the year is off to a slower than expected start, we expect revenue growth from acquisitions plus low to mid single digit organic growth. We believe that our earnings will benefit from contributions from our recent acquisitions, lower interest expense, improved West Coast operational performance and overall end market demand improvement. We also expect that our improved 2013 earnings will be partially offset by continued weakness in demand for and pricing of our industrial products into the third quarter, as well as, higher equity compensation expense that is valued on our rising stock price.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while continuing to focus on working capital efficiency and profit improvement opportunities to minimize the cash invested to grow our business. During the first quarter of 2013, we invested cash in our working capital to meet the upcoming higher seasonal demand from our customers as noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q.

As of March 31, 2013, our liquidity of $165 million consisted of $30 million of cash and $135 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and future growth. We continue to search for strategic acquisitions; and a larger acquisition may require additional borrowings and/or the issuance of our common stock.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2013, our foreign subsidiaries held $20.9 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through transactions similar to our acquisition of Edvan Industries, Inc. based near Edmonton, Alberta, Canada in 2012.

Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets, and customers, and improve shareholder value.

These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets further deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available, or available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows

The following table sets forth selected cash flow data for the three months ended March 31 (in thousands):

	2013	2012
Cash (used in) provided by:
Operating activities of continuing operations	$(12,687)	$(13,049)
Investing activities of continuing operations	(1,852)	(5,440)
Financing activities of continuing operations	(2,317)	(792)
Discontinued operations	(7)	(31)
Effect of exchange rate changes	(877)	522

Net decrease in cash and cash equivalents	$(17,740)	$(18,790)

During the three months ended March 31, 2013, net cash used in continuing operations totaled $12.7 million, primarily driven by a $24.8 million investment in working capital and by a net loss from continuing operations of $3.6 million partially offset by $7.2 million loss on early note redemption and non-cash charges including depreciation, amortization, and stock compensation of $8.6 million. Net cash used in operating activities for the three months ended March 31, 2012 was $13.0 million primarily driven by a $23.1 million investment in working capital, partially offset by income from continuing operations of $1.4 million and non-cash charges including depreciation, amortization, and stock compensation of $8.6 million.

During the three months ended March 31, 2013, the Company invested $24.8 million in its working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets included $22.8 million and $9.8 million increases in accounts receivable and inventory, respectively, partially offset by a $13.3 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonality of customer order levels that impact our business. The decrease in accrued expenses and other non-current liabilities of $5.7 million was the largely the result of performance-based incentive compensation awards earned in 2012 that were paid during the first quarter of 2013 and estimated income tax payments made during the first quarter. These decreases were partially offset by increases in equity compensation awards treated as liability awards which resulted from stock price increases.

Net cash used in investing activities of continuing operations for the three months ended March 31, 2013 of $1.9 million was primarily due to capital expenditures. Net cash used in investing activities of continuing operations for the three months ended March 31, 2012 of $5.4 million consisted of $2.7 million each for an acquisition and capital expenditures.

Net cash used in financing activities from continuing operations for the three months ended March 31, 2013, of $2.3 million was the result of redemption of the $204 million 8% Senior Subordinated Notes (8% Notes) along with $3.7 million payment of note redemption fees and $3.5 million for payments of deferred financing fees. These cash outflows were offset by proceeds from the issuance of the 6.25% Notes. Net cash used in financing activities from continuing operations for the three months ended March 31, 2012, of $0.8 million, primarily consisted of tax withholdings paid for stock issued to employees from the vesting of restricted stock units.

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

The Senior Credit Agreement is currently committed through October 10, 2016. Only one financial covenant is contained within the 2011 Senior Credit Agreement, which requires the Company to maintain a fixed charge ratio (as defined in the agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis.

Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which are payable quarterly. During the three months ended and as of March 31, 2013, no amounts were outstanding on the revolving credit facility. We had outstanding letters of credit of $13.6 million as of March 31, 2013.

On January 31, 2013, the Company issued $210.0 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, the Company initiated a tender offer for the purchase of the outstanding $204.0 million of 8% Senior Subordinated Notes (8% Notes). Simultaneously with the closing of the sale of the 6.25% Notes, the Company purchased the 8% Notes that were tendered notes or called for redemption of all the remaining 8% Notes that were not purchased. In connection with the tender offer and redemption, the Company satisfied and fully discharged its obligations under the 8% Notes.

The provisions of the 6.25% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of the greater of $0.25 per share or $25 million. The 6.25% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2017, at the redemption price (as defined in the Senior Subordinated 6.25% Notes Indenture). The redemption prices are 103.13%, and 101.56% of the principal amount thereof if the redemption occurs during the 12-month periods beginning February 1, of the years 2017 and 2018, respectively, and 100% of the principal amount thereof on and after February 1, 2019, in each case plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings by the Company at a redemption price of 106.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In the event of a Change in Control (as defined in the Senior Subordinated 6.25% Notes Indenture), each holder of the 6.25% Notes may require the Company to repurchase all or a portion of such holder’s 6.25% Notes at a purchase price equal to 101% of the principal amount thereof.

Each of our significant domestic subsidiaries has guaranteed the obligations under the Senior Credit Agreement. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit our ability to take various actions. The Senior Subordinated 6.25% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated interest coverage ratio.

Off Balance Sheet Financing Arrangements

We have no off-balance sheet arrangements, other than operating leases, that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

The Company incurred material changes in the “fixed rate debt” and “interest on fixed rate debt” categories of contractual obligations from those disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. During the quarter ended March 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes). In connection with the issuance of the 6.25% Notes, the Company purchased all of the outstanding $204 million 8% Senior Subordinated Notes that were tendered, and redeemed all of the remaining 8% Senior Subordinated Notes that were not tendered. The 6.25% Notes are fixed at 6.25% and are contractually due on February 1, 2021. The interest on the 6.25% Notes is due semi-annually each year until the due date on February 1, 2021.

All other contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our most critical accounting policies include the valuation of accounts receivable; valuation of inventory; allocation of purchase price of acquisitions; assessment of recoverability of depreciable and amortizable long-lived assets, goodwill, and other indefinite-lived intangible assets; and accounting for income taxes and deferred tax assets and liabilities, which are described in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

There have been no changes in critical accounting policies in the current year.

Related Party Transactions

A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three months ended March 31, 2013 and 2012, the Company incurred expense of $0.5 million and $0.3 million, respectively, for legal services from this firm. At March 31, 2013 and December 31, 2012, the Company had $0.6 million and $0.5 million, respectively, recorded in accounts payable for amounts due to this law firm.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in Topic 220 Update require a company to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) on the respective line items in net income if the amount is required by U.S. GAAP to be reclassified in its entirety to net income. For amounts not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and are to be applied prospectively. The Company adopted Topic 220 Update 2013-02 prospectively in 2013 and its adoption does not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The amendments in Topic 830 Update require a company to release the cumulative translation adjustment into net income upon the loss of a controlling financial interest in a foreign subsidiary or group of assets. The amendments are effective prospectively beginning after December 15, 2013, and early adoption is permitted. The Company does not expect the adoption of Topic 830 Update 2013-05 to have a material impact of the Company’s consolidated financial results.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations. There have been no material changes to the Company’s exposure to market risk since December 31, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

6(a) Exhibits

a.	Exhibit 4.1 – Indenture relative to the Company’s 6.25% Notes due 2021, dated as of January 31, 2013 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 1, 2013).

b.	Exhibit 4.2 – Supplemental Indenture relative to the Company’s 8% Notes due 2015, dated as of January 31, 2013, among the Company, the guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 1, 2013).

c.	Exhibit 10.1—Registration Rights Agreement, dated as of January 31, 2013, among the Company, the Guarantors and J.P. Morgan Securities LLC., KeyBanc Capital Markets Inc., HSBC Securities (USA) Inc. and RBS Securities Inc., as initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 1, 2013).

d.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 31.2 – Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 31.3 – Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

g.	Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

h.	Exhibit 32.2 – Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

i.	Exhibit 32.3 – Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

j.	Exhibit 101.INS – XBRL Instance Document *

k.	Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document *

l.	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document *

m.	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document *

n.	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document *

o.	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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

Date: May 2, 2013