Form 10-Q
period 2013-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2013-08-01
CIK 912562

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 29, 2013, the number of common shares outstanding was: 30,694,837.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$224,519	$219,734	$421,320	$411,905
Cost of sales	179,813	178,008	340,437	334,698

Gross profit	44,706	41,726	80,883	77,207
Selling, general, and administrative expense	28,423	25,433	59,404	53,891

Income from operations	16,283	16,293	21,479	23,316
Interest expense	3,690	4,627	14,850	9,301
Other income	(9)	(315)	(75)	(346)

Income before taxes	12,602	11,981	6,704	14,361
Provision for income taxes	4,870	4,066	2,615	4,997

Income from continuing operations	7,732	7,915	4,089	9,364
Discontinued operations:
Loss before taxes	—	(16)	(7)	(153)
Benefit of income taxes	—	(7)	(3)	(57)

Loss from discontinued operations	—	(9)	(4)	(96)

Net income	$7,732	$7,906	$4,085	$9,268

Net earnings per share – Basic:
Income from continuing operations	$0.25	$0.26	$0.13	$0.30
Loss from discontinued operations	—	—	—	—

Net income	$0.25	$0.26	$0.13	$0.30

Weighted average shares outstanding – Basic	30,925	30,735	30,901	30,726

Net earnings per share – Diluted:
Income from continuing operations	$0.25	$0.26	$0.13	$0.30
Loss from discontinued operations	—	—	—	—

Net income	$0.25	$0.26	$0.13	$0.30

Weighted average shares outstanding – Diluted	31,099	30,815	31,079	30,806

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$7,732	$7,906	$4,085	$9,268
Other comprehensive loss:
Foreign currency translation adjustment	(804)	(1,996)	(3,901)	(61)
Adjustment to retirement benefit liability, net of tax	2	2	4	4
Adjustment to post-retirement health care liability, net of tax	—	15	38	31

Other comprehensive loss	(802)	(1,979)	(3,859)	(26)

Total comprehensive income	$6,930	$5,927	$226	$9,242

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,637	$48,028
Accounts receivable, net of reserve of $4,373 and $4,481 in 2013 and 2012, respectively	121,851	89,473
Inventories	119,022	116,357
Other current assets	17,051	13,380

Total current assets	302,561	267,238
Property, plant, and equipment, net	144,412	151,613
Goodwill	358,871	359,863
Acquired intangibles	94,966	98,759
Other assets	7,175	6,201

	$907,985	$883,674

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$81,812	$69,060
Accrued expenses	43,975	47,432
Current maturities of long-term debt	417	1,093

Total current liabilities	126,204	117,585
Long-term debt	213,604	206,710
Deferred income taxes	56,934	57,068
Other non-current liabilities	32,810	25,489
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,085 and 30,938 shares issued in 2013 and 2012	310	309
Additional paid-in capital	242,127	240,107
Retained earnings	246,167	242,082
Accumulated other comprehensive loss	(5,434)	(1,575)
Cost of 389 and 350 common shares held in treasury in 2013 and 2012	(4,737)	(4,101)

Total shareholders’ equity	478,433	476,822

	$907,985	$883,674

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$4,085	$9,268
Loss from discontinued operations	(4)	(96)

Income from continuing operations	4,089	9,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,716	13,292
Loss on early note redemption	7,166	—
Stock compensation expense	1,623	2,038
Non-cash charges to interest expense	496	789
Other non-cash adjustments	1,653	2,806
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(34,296)	(24,860)
Inventories	(3,628)	(7,146)
Other current assets and other assets	(3,206)	805
Accounts payable	13,487	15,851
Accrued expenses and other non-current liabilities	4,169	(14,937)

Net cash provided by (used in) operating activities of continuing operations	5,269	(1,998)
Net cash used in operating activities of discontinued operations	(7)	(36)

Net cash provided by (used in) operating activities	5,262	(2,034)

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(146)	(2,705)
Purchases of property, plant, and equipment	(4,741)	(4,562)
Net proceeds from sale of property and equipment	247	414

Net cash used in investing activities	(4,640)	(6,853)

Cash Flows from Financing Activities
Proceeds from long-term debt	210,000	—
Long-term debt payments	(205,080)	(404)
Payment of deferred financing costs	(3,755)	—
Payment of note redemption fees	(3,702)	—
Purchase of treasury stock at market prices	(636)	(968)
Net proceeds from issuance of common stock	336	10
Excess tax benefit from stock compensation	62	59

Net cash used in financing activities	(2,775)	(1,303)

Effect of exchange rate changes on cash	(1,238)	136

Net decrease in cash and cash equivalents	(3,391)	(10,054)
Cash and cash equivalents at beginning of year	48,028	54,117

Cash and cash equivalents at end of period	$44,637	$44,063

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2012	30,938	$309	$240,107	$242,082	$(1,575)	350	$(4,101)	$476,822
Net income	—	—	—	4,085	—	—	—	4,085
Foreign currency translation adjustment	—	—	—	—	(3,901)	—	—	(3,901)
Adjustment to pension benefit liability, net of taxes of $3	—	—	—	—	4	—	—	4
Adjustment to post-retirement healthcare benefit liability, net of taxes of $24	—	—	—	—	38	—	—	38
Stock compensation expense	—	—	1,623	—	—	—	—	1,623
Excess tax benefit from compensation	—	—	62	—	—	—	—	62
Net settlement of restricted stock units	102	1	(1)	—	—	39	(636)	(636)
Issuance of restricted stock	13	—	—	—	—	—	—	—
Stock options exercised	32	—	336	—	—	—	—	336

Balance at June 30, 2013	31,085	$310	$242,127	$246,167	$(5,434)	389	$(4,737)	$478,433

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three and six months ended June 30, 2013 and 2012, the financial position at June 30, 2013 and December 31, 2012, the statements of cash flow for the six months ended June 30, 2013 and 2012, and the statement of shareholders’ equity for the six months ended June 30, 2013 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

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

The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

3. INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw material	$53,874	$49,750
Work-in-process	10,931	12,430
Finished goods	54,217	54,177

Total inventories	$119,022	$116,357

4. ACQUISITIONS

During 2012, Gibraltar purchased the assets of four businesses in separate transactions, one of which occurred during the first quarter of 2012. The acquired product lines complement and expand the Company’s product portfolio and customer base in four key U.S. and Canadian markets:

•	Metal grating products for the oil sands region of Western Canada;

•	Function-critical components for transportation infrastructure construction and maintenance;

•	Perforated metal products for industrial applications; and

•	Exterior, retractable awnings and sun protection accessory products for new residential construction and home remodeling.

Gibraltar funded the aggregate investment of $43,263,000 from existing cash on hand of which $146,000 was remitted in the second quarter of 2013 for working capital settlements. In the first quarter of 2012, $2,705,000 was paid for the metal grating product assets acquired. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and totaled $15,263,000, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including growth opportunities and increased presence in the building products markets.

The allocation of purchase consideration to the assets acquired and liabilities assumed during 2012 are as follows (in thousands):

Working capital	$8,868
Property, plant, and equipment	9,682
Acquired intangible assets	10,183
Other liabilities	(733)
Goodwill	15,263

Fair value of purchase consideration	$43,263

The acquired intangible assets consisted of the following for the four acquisitions completed during the year ended December 31, 2012 (in thousands):

		Estimated
	Fair Value	Useful Life
Customer relationships	$4,470	5-15 Years
Unpatented technology and patents	2,313	15 Years
Trademarks	2,130	Indefinite
Amortizable trademarks	800	5 Years
Non-compete agreements	340	5-10 Years
Backlog	130	0.5 Years

Total	$10,183

The Company incurred certain acquisition-related costs, primarily composed of legal and consulting fees of $2,000 and $32,000 for the three months ended June 30, 2013 and 2012, respectively, and $119,000 and $112,000 for the six months ended June 30, 2013 and 2012, respectively. All acquisition-related costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations. The Company also recognized additional cost of sales of $89,000 for the three months ended June 30, 2012, and $203,000 and $150,000 for the six months ended June 30, 2013 and June 30, 2012, respectively, related to the sale of inventory at fair value as a result of allocating the purchase price of the recent acquisitions.

5. GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (in thousands):

Balance as of December 31, 2012	$359,863
Working capital/acquisition adjustment	252
Foreign currency translation	(1,244)

Balance as of June 30, 2013	$358,871

The goodwill balances as of June 30, 2013 and December 31, 2012 are net of accumulated impairment losses of $129,925,000.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$48,482	$—	$48,774	$—	indefinite
Finite-lived intangible assets:
Trademarks	2,766	1,231	2,771	1,085	2 to 15 years
Unpatented technology	24,430	6,089	24,427	5,204	5 to 20 years
Customer relationships	52,606	26,474	53,043	24,687	5 to 16 years
Non-compete agreements	1,797	1,321	3,207	2,598	4 to 10 years
Backlog	1,330	1,330	1,330	1,219	0.5 to 2 years

	82,929	36,445	84,778	34,793

Total acquired intangible assets	$131,411	$36,445	$133,552	$34,793

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Amortization expense	$1,677	$1,879	$3,396	$3,510

Amortization expense related to acquired intangible assets for the remainder of fiscal 2013 and the next five years thereafter is estimated as follows (in thousands):

2013	$3,086
2014	$5,496
2015	$5,360
2016	$5,025
2017	$3,190
2018	$2,613

6. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. For the three and six months ended June 30, 2013, the Company incurred expense of $146,000 and $658,000, respectively, for legal services from this firm. The Company incurred $367,000 and $666,000 for legal services from this firm during the three and six months ended June 30, 2012, respectively. Of the amounts incurred during the six months ended June 30, 2012, $12,000 related to services provided in connection with the sale of businesses and were recognized as a component of discontinued operations. All other amounts incurred during the 2013 and 2012 periods were expensed as a component of selling, general, and administrative expenses. At June 30, 2013 and December 31, 2012, the Company had $359,000 and $530,000, respectively, recorded in accounts payable for amounts due to this law firm.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Senior Subordinated 6.25% Notes	$210,000	$—
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,298	—	202,702
Other debt	4,021	5,101

Total debt	214,021	207,803
Less current maturities	417	1,093

Total long-term debt	$213,604	$206,710

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

Standby letters of credit of $13,888,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of June 30, 2013. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of June 30, 2013, the Company had $142,049,000 of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at June 30, 2013 and December 31, 2012.

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of June 30, 2013, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.

On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, the Company initiated a tender offer for the purchase of the outstanding $204 million of 8% Senior Subordinated Notes (8% Notes). Simultaneously with the closing of the sale of the 6.25% Notes, the Company purchased tendered notes or called for redemption of all of the remaining 8% Notes that were not purchased. In connection with the redemption and tender offer, the Company satisfied and discharged its obligations under the 8% Notes during six months ended June 30, 2013. The Company recorded a charge of approximately $7,166,000 in the first quarter of 2013, including $3,702,000 for the prepayment premium paid to holders of the 8% Notes, $2,199,000 to write-off deferred financing fees and $1,265,000 for the unamortized original issue discount related to the 8% Notes. In connection with the issuance of the 6.25% Notes, the Company paid $3,755,000 in placement and other fees which are recorded as deferred financing costs and included in other assets.

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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post- Retirement Health Care Costs	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$(93)	$(8)	$(1,474)	$(1,575)
Current period change	(3,901)	4	38	(3,859)

Balance at June 30, 2013	$(3,994)	$(4)	$(1,436)	$(5,434)

9. EQUITY-BASED COMPENSATION

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

Equity-based awards to employees and directors, including grants of stock options, restricted stock units, and restricted stock, are recognized in the income statements based on the grant-date fair value of the award. The Company uses the straight-line method of attributing the value of stock-based compensation expense over the vesting periods. Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, executives, and key employees with a vesting period that typically equals four years with graded vesting.

The following table provides the number of restricted stock units (that will convert to shares upon vesting) and restricted stock that were issued during the six months ended June 30 along with the weighted average grant date fair value of each award:

	2013		2012
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	72,165	$16.50	74,532	$14.36
Restricted shares	13,188	$16.83	11,130	$11.86

In January 2012, the Company awarded 295,000 performance stock units with grant date fair value of $4,152,000, of which 280,000 remained outstanding after forfeitures at the end of the performance period on December 31, 2012. The final number of performance stock units earned was calculated at the end of the measurement period based on the Company’s total stockholder returns relative to the S&P Small Cap 600 Index for the calendar year of 2012. As a result, the participants earned 58.3% of the 280,000 target adjusted for forfeitures, which resulted in an award of 163,200 performance stock units.

In January 2013, the Company awarded 304,000 performance stock units with grant date fair value of $4,123,000. As of June 30, 2013, 298,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned will be determined based on the Company’s actual return on invested capital (ROIC) for 2013 relative to the improved ROIC targeted for the performance period ending December 31, 2013.

The cost of the 2012 and 2013 performance stock awards will be recognized over the requisite vesting period, which ranges between one year and three years, depending on the date a participant turns 60 and completes 5 years of service. After the vesting period, any performance stock units earned will convert to cash based on the trailing 90-day closing price of the Company’s common stock as of December 31, 2014 and 2015 and be payable to participants in January 2015 and 2016, respectively.

The following table summarizes the compensation expense (recovery) recognized from the change in fair value and vesting of performance stock units for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Performance stock unit compensation expense (recovery)	$596	$(563)	$2,097	$116

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

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the six months ended June 30, 2013 and 2012, 189,291 and 230,673 restricted stock units, respectively, including the company-match, were credited to participant accounts. At June 30, 2013 and December 31, 2012, the value of the restricted stock units in the MSPP was $15.67 and $12.30 per unit, respectively. At June 30, 2013 and December 31, 2012, 966,470 and 777,159 restricted stock units, including the company-match, were credited to participant accounts including 94,146 and 71,992, respectively, of unvested restricted stock units. The Company made disbursements of $531,000 and $542,000 out of MSPP accounts during the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes the compensation expense recognized from the change in fair value of the restricted stock units held in the MSPP for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
MSPP compensation expense	$2,045	$668	$3,322	$1,276

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At June 30, 2013, the fair value of outstanding debt was $216,121,000 compared to its carrying value of $214,021,000. The fair value of the Company’s Senior Subordinated 6.25% Notes was estimated based on quoted prices for similar liabilities, a Level 2 input.

11. DISCONTINUED OPERATIONS

For certain divestitures, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. As of June 30, 2013, the Company recognized a contingent liability for environmental remediation related to a discontinued operation. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operation.

12. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of facilities and product lines. The Company eliminated a product line and consolidated two facilities during 2012 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. These restructuring activities also resulted in $616,000 and $1,467,000 of asset impairment charges related to the facility consolidations and product line rationalization during the six months ended June 30, 2013 and 2012, respectively.

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$681	$1,113	$710	$2,879
Selling, general and administrative expense	75	4	75	18

Total exit activity costs and asset impairments	$756	$1,117	$785	$2,897

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2013	2012
Accrued costs as of January 1	$1,323	$2,315
Exit activity costs recognized	169	1,430
Cash payments	(610)	(2,129)

Accrued costs as of June 30	$882	$1,616

13. INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations for the three and six months ended June 30 and the applicable effective tax rates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Provision for income taxes	$4,870	$4,066	$2,615	$4,997
Effective tax rate	38.6%	33.9%	39.0%	34.8%

The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2013 could be materially different from the forecasted rate used for the six months ended June 30, 2013.

The effective tax rates for the three and six months ended June 30, 2013 exceeded U.S. federal statutory rate of 35% due to state taxes. The effective tax rates for the three and six months ended June 30, 2012 were lower than their comparable time periods in 2013 as well as the U.S. federal statutory rate of 35% primarily due to the reversal of an uncertain tax position of $0.6 million during the second quarter of that year.

14. NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise of shares issuable under its equity compensation plans described in Note 9 of the consolidated financial statements. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$7,732	$7,915	$4,089	$9,364
Loss from discontinued operations	—	(9)	(4)	(96)

Income available to common stockholders	$7,732	$7,906	$4,085	$9,268

Denominator for basic income per share:
Weighted average shares outstanding	30,925	30,735	30,901	30,726

Denominator for diluted income per share:
Weighted average shares outstanding	30,925	30,735	30,901	30,726
Common stock options and restricted stock	174	80	178	80

Weighted average shares and conversions	31,099	30,815	31,079	30,806

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING INCOME STATEMENTS

THREE MONTHS ENDED JUNE 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$207,328	$23,288	$(6,097)	$224,519
Cost of sales	—	164,557	20,829	(5,573)	179,813

Gross profit	—	42,771	2,459	(524)	44,706
Selling, general, and administrative expense	26	26,559	1,838	—	28,423

(Loss) income from operations	(26)	16,212	621	(524)	16,283
Interest expense (income)	3,399	324	(33)	—	3,690
Other income	—	(9)	—	—	(9)

(Loss) income before taxes	(3,425)	15,897	654	(524)	12,602
(Benefit of) provision for income taxes	(1,224)	5,853	241	—	4,870

(Loss) income from continuing operations	(2,201)	10,044	413	(524)	7,732
Discontinued operations:
Loss from discontinued operations before taxes	—	—	—	—	—
Benefit of income taxes	—	—	—	—	—

Loss from discontinued operations	—	—	—	—	—
Equity in earnings from subsidiaries	10,457	413	—	(10,870)	—

Net income	$8,256	10,457	$413	$(11,394)	$7,732

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING INCOME STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$385,377	$46,505	$(10,562)	$421,320
Cost of sales	—	308,952	41,313	(9,828)	340,437

Gross profit	—	76,425	5,192	(734)	80,883
Selling, general, and administrative expense	184	55,440	3,780	—	59,404

(Loss) income from operations	(184)	20,985	1,412	(734)	21,479
Interest expense (income)	14,282	632	(64)	—	14,850
Other income	—	(75)	—	—	(75)

(Loss) income before taxes	(14,466)	20,428	1,476	(734)	6,704
(Benefit of) provision for income taxes	(5,421)	7,611	425	—	2,615

(Loss) income from continuing operations	(9,045)	12,817	1,051	(734)	4,089
Discontinued operations:
Loss from discontinued operations before taxes	—	(7)	—	—	(7)
Benefit of income taxes	—	(3)	—	—	(3)

Loss from discontinued operations	—	(4)	—	—	(4)
Equity in earnings from subsidiaries	13,864	1,051	—	(14,915)	—

Net income	$4,819	$13,864	$1,051	$(15,649)	$4,085

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$8,256	$10,457	$413	$(11,394)	$7,732
Other comprehensive income:
Foreign currency translation adjustment	—	—	(804)	—	(804)
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	—	—	—	—

Other comprehensive income (loss)	—	2	(804)	—	(802)

Total comprehensive income (loss)	$8,256	$10,459	$(391)	$(11,394)	$6,930

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$4,819	$13,864	$1,051	$(15,649)	$4,085
Other comprehensive income:
Foreign currency translation adjustment	—	—	(3,901)	—	(3,901)
Adjustment to retirement benefit liability, net of tax	—	4	—	—	4
Adjustment to post-retirement health care liability, net of tax	—	38	—	—	38

Other comprehensive income (loss)	—	42	(3,901)	—	(3,859)

Total comprehensive income (loss)	$4,819	$13,906	$(2,850)	$(15,649)	$226

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

JUNE 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$24,639	$19,998	$—	$44,637
Accounts receivable, net	—	109,105	12,746	—	121,851
Intercompany balances	24,550	(4,480)	(20,070)	—	—
Inventories	—	110,145	8,877	—	119,022
Other current assets	5,458	10,249	1,344	—	17,051

Total current assets	30,008	249,658	22,895	—	302,561
Property, plant, and equipment, net	—	133,578	10,834	—	144,412
Goodwill	—	331,656	27,215	—	358,871
Acquired intangibles	—	87,517	7,449	—	94,966
Other assets	3,561	3,613	1	—	7,175
Investment in subsidiaries	659,767	54,339	—	(714,106)	—

	$693,336	$860,361	$68,394	$(714,106)	$907,985

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$74,015	$7,797	$—	$81,812
Accrued expenses	4,903	36,677	2,395	—	43,975
Current maturities of long-term debt	—	417	—	—	417

Total current liabilities	4,903	111,109	10,192	—	126,204
Long-term debt	210,000	3,604	—	—	213,604
Deferred income taxes	—	53,666	3,268	—	56,934
Other non-current liabilities	—	32,215	595	—	32,810
Total shareholders’ equity	478,433	659,767	54,339	(714,106)	478,433

	$693,336	$860,361	$68,394	$(714,106)	$907,985

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

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(2,905)	$7,090	$1,084	$—	$5,269
Net cash used in operating activities of discontinued operations	—	(7)	—	—	(7)

Net cash (used in) provided by operating activities	(2,905)	7,083	1,084	—	5,262

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(146)	—	—	(146)
Purchases of property, plant, and equipment	—	(3,533)	(1,208)	—	(4,741)
Net proceeds from sale of property and equipment	—	247	—	—	247

Net cash used in investing activities	—	(3,432)	(1,208)	—	(4,640)

Cash Flows from Financing Activities
Proceeds from long-term debt	210,000	—	—	—	210,000
Long-term debt payments	(204,000)	(1,080)	—	—	(205,080)
Payment of deferred financing fees	(3,755)	—	—	—	(3,755)
Payment of note redemption fees	(3,702)	—	—	—	(3,702)
Purchase of treasury stock at market prices	(636)	—	—	—	(636)
Net proceeds from issuance of common stock	336	—	—	—	336
Tax benefit from equity compensation	62	—	—	—	62
Intercompany financing	4,600	(4,095)	(505)	—	—

Net cash provided by (used in) financing activities	2,905	(5,175)	(505)	—	(2,775)

Effect of exchange rate changes on cash	—	—	(1,238)	—	(1,238)

Net decrease in cash and cash equivalents	—	(1,524)	(1,867)	—	(3,391)
Cash and cash equivalents at beginning of year	—	26,163	21,865	—	48,028

Cash and cash equivalents at end of period	$—	$24,639	$19,998	$—	$44,637

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore, are or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the industry in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” disclosed in our Annual Report on Form 10-K. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Overview

Gibraltar is a leading manufacturer and distributor of products for building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges and a wide-variety of other structures. These products include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, sun protection products, bar grating, expanded metal, perforated metal, metal lath, and expansion joints and structural bearings. We serve customers throughout North America, Europe, Asia, and Central and South America including major home improvement retailers, distributors and contractors. As of June 30, 2013, we operated 43 facilities in 20 states, Canada, England, and Germany, giving us a broad platform for just-in-time delivery and support to our customers.

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

The end markets served by our business are subject to economic conditions that are influenced by interest rates, commodity costs, demand for residential construction, and the level of non-residential construction and infrastructure projects. The United States construction markets continue an uneven recovery from an unprecedented recession that began in 2008, which led to reduced demand for the products we manufacture and distribute. In addition, tightened credit markets over the same period may have limited the ability of end customers to obtain financing for construction projects. While the economy has grown since the recession, the construction markets continue to face significant challenges and have only recovered modestly. Although improving, many economic indicators, such as new housing starts, continue to remain at levels well below long-term averages.

Recent Developments

On January 31, 2013, the Company issued $210.0 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, the Company initiated a tender offer for the purchase of the outstanding $204.0 million of 8% Senior Subordinated Notes (8% Notes). Simultaneously with the closing of the sale of the 6.25% Notes, the Company purchased the 8% Notes that were tendered and called for redemption of all the remaining 8% Notes that were not purchased in the tender offer. In connection with the tender offer and redemption, the Company satisfied and discharged its obligations under the 8% Notes.

Gibraltar purchased the assets of four businesses in separate transactions during 2012. The acquired product lines complement and expand the Company’s product portfolio and customer base in four key U.S. and Canadian markets:

•	Metal grating products for the oil sands region of Western Canada;

•	Function-critical components for transportation infrastructure construction and maintenance;

•	Perforated metal products for industrial applications; and

•	Exterior, retractable awnings and sun protection accessory products for new residential construction and home remodeling.

Gibraltar funded the aggregate investment of $43 million from existing cash on hand. Gibraltar’s results from operations include acquisitions from their respective dates of acquisition.

We have maintained a strong liquidity position in spite of significant investment to consolidate facilities, acquire businesses, introduce new products, and expand market share. We had no debt outstanding against our revolving credit facility throughout all of 2012 and the six months ended June 30, 2013. At June 30, 2013, our liquidity was $186.6 million including $44.6 million of cash and $142.0 million of availability under our revolving credit facility.

For the quarter ended June 30, 2013 our net sales improved 2.2% compared to the prior year. The improvement was the net result of the acquisitions noted above, offset by a decrease in sales for business units operating in both periods. Gross margin improved by 90 basis points as a result of the completion of the restructuring initiatives for our West Coast locations and costs incurred in the prior year. The impact of these improvements to our operating margin was offset by expenses incurred from our recent acquisitions and their continued integration, along with an increase in our stock price which resulted in higher equity compensation costs. As a result, our operating margin was essentially unchanged at 7.3% for the second quarter of 2013 as compared to 7.4% in the second quarter of 2012.

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following table sets forth selected data from our statement of operations and the related percentage of net sales for the three months ended June 30 (in thousands):

	2013		2012
Net sales	$224,519	100.0%	$219,734	100.0%
Cost of sales	179,813	80.1	178,008	81.0

Gross profit	44,706	19.9	41,726	19.0
Selling, general, and administrative expense	28,423	12.6	25,433	11.6

Income from operations	16,283	7.3	16,293	7.4
Interest expense	3,690	1.6	4,627	2.0
Other income	(9)	0.0	(315)	-0.1

Income before taxes	12,602	5.7	11,981	5.5
Provision for income taxes	4,870	2.3	4,066	1.9

Income from continuing operations	7,732	3.4	7,915	3.6
Loss from discontinued operations	—	0.0	(9)	0.0

Net income	$7,732	3.4%	$7,906	3.6%

Net sales increased by $4.8 million, or 2.2%, to $224.5 million for the three months ended June 30, 2013 from net sales of $219.7 million for the three months ended June 30, 2012. The following table sets forth the impact of the Company’s acquisitions on net sales for the three months ended June 30 (in thousands):

			Total	Change Due To
	2013	2012	Change	Acquisitions	Operations
Net sales	$224,519	$219,734	$4,785	$16,124	$(11,339)

The increase in net sales from the prior year was the result of the incremental sales generated by the three acquisitions completed during the fourth quarter of 2012 which contributed to a sales growth of $16.1 million, or 7.3%, for the second quarter of 2013. Net sales from business units operating in both periods decreased 5.2% or $11.3 million, the result of a 3.1% decrease in pricing to customers and a 2.1% decrease in volume. While growth occurred in our products sold into the multi-family building market, lower sales volumes were experienced in a majority of the markets we serve. Inclement weather and the continued slow growth in the economy did not generate an increase in demand for our products used in industrial markets and in repair and remodeling activities as compared to the same time period in 2012. The lower selling prices were primarily the result of declining commodity costs for steel and aluminum and meeting selective competitive conditions.

Our gross margin increased to 19.9% for the three months ended June 30, 2013 compared to 19.0% for the three months ended June 30, 2012. The 90 basis point improvement in gross margin from the prior year was primarily the result of a $2.2 million charge to accelerate the reduction of slow moving inventory recorded in the quarter ending June 30, 2012. Further impacting the gross margin were improvements resulting from the completion of the restructuring initiatives for our West Coast locations along with contribution from our recent acquisitions. However, these improvements were equally offset by the impact of a less favorable alignment of material costs to customer selling prices in our industrial markets, the result of declining raw material costs for the current quarter compared to the prior year and competitive pressures on pricing.

Selling, general, and administrative expenses (SG&A) increased by $3.0 million, or 11.8%, to $28.4 million for the three months ended June 30, 2013 from $25.4 million for the three months ended June 30, 2012. The $3.0 million increase was largely the result of a $2.5 million increase in equity compensation costs, which resulted from stock price increases, as compared to the second quarter of 2012 and $1.7 million of SG&A expense from acquired businesses, partially offset by reductions in other general and administrative expenses. SG&A expenses as a percentage of net sales increased to 12.6% in the second quarter of 2013 compared to 11.6% in 2012.

Interest expense decreased $0.9 million to $3.7 million for the three months ended June 30, 2013 compared to $4.6 million for the three months ended June 30, 2012. The interest expense incurred primarily relates to our $210.0 million of Senior Subordinated 6.25% Notes (6.25% Notes) outstanding during the quarter ended June 30, 2013 and our $204.0 million of Senior Subordinated 8% Notes (8% Notes) outstanding during the quarter ended June 30, 2012. During the first quarter of 2013, we purchased by tender or redeemed all the 8% Notes and simultaneously issued the 6.25% Notes. The decrease in expense was the result of the lower interest rate on the 6.25% Notes as compared to the 8% Notes. During the three months ended June 30, 2013 and 2012, no amounts were outstanding under our revolving credit facility.

We recognized a provision for income taxes of $4.9 million for the three months ended June 30, 2013, an effective tax rate of 38.6%, compared with a provision for income taxes of $4.1 million, an effective rate of 33.9% for the same time period in 2012. The effective tax rate for the second quarter of 2013 exceeded the U.S. federal statutory rate due to state taxes. The effective tax rate for the second quarter of 2012 was lower than the second quarter of 2013 and lower than the U.S. federal statutory rate of 35% primarily due to the reversal of an uncertain tax position of $0.6 million during the quarter.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth selected data from our statement of operations and the related percentage of net sales for the six months ended June 30 (in thousands):

	2013		2012
Net sales	$421,320	100.0%	$411,905	100.0%
Cost of sales	340,437	80.8	334,698	81.3

Gross profit	80,883	19.2	77,207	18.7
Selling, general, and administrative expense	59,404	14.1	53,891	13.0

Income from operations	21,479	5.1	23,316	5.7
Interest expense	14,850	3.5	9,301	2.3
Other income	(75)	0.0	(346)	-0.1

Income before taxes	6,704	1.6	14,361	3.5
Provision for income taxes	2,615	0.6	4,997	1.2

Income from continuing operations	4,089	1.0	9,364	2.3
Loss from discontinued operations	(4)	0.0	(96)	0.0

Net income	$4,085	1.0%	$9,268	2.3%

Net sales increased by $9.4 million, or 2.3%, to $421.3 million for the six months ended June 30, 2013 from net sales of $411.9 million for the six months ended June 30, 2012. The following table sets forth the impact of the Company’s acquisitions on net sales for the six months ended June 30 (in thousands):

			Total	Change Due To
	2013	2012	Change	Acquisitions	Operations
Net sales	$421,320	$411,905	$9,415	$28,532	$(19,117)

The increase in net sales of 2.3% from the prior year was the result of the incremental sales generated by four acquisitions completed during 2012 which contributed to a sales growth of $28.5 million, or 6.9%, for the first half of 2013. Net sales from business units operating in both periods decreased 4.6% or $19.1 million, the result of a 3.6% decrease in pricing to customers and a 1.0% decrease in volume. While overall volume slightly decreased from the first half of 2012, we experienced growth in demand for our products sold into multi-family building markets and a modest volume increase in our domestic industrial markets. These increases were more than offset by declines in volume sold for residential repair and remodeling activities and European markets, resulting from the inclement weather in several areas of the U.S. in the earlier part of the year and the continued depressed economy in Europe, respectively. The lower selling prices were primarily the result of a decline in commodity costs for steel and aluminum and meeting selective competitive situations.

Our gross margin increased to 19.2% for the six months ended June 30, 2013 compared to 18.7% for the six months ended June 30, 2012. The 50 basis point improvement in gross margin from the prior year was primarily the result of a $2.2 million charge to accelerate the reduction of inventory recorded in the quarter ending June 30, 2012. Further impacting the gross margin were improvements resulting from the completion of the restructuring initiatives for our West Coast locations along with contribution from our recent acquisitions. However, these improvements were equally offset by the impact of a less favorable alignment of material costs to customer selling prices in our industrial markets, the result of declining raw material costs for the current quarter compared to the prior year and competitive pressures on pricing.

Selling, general, and administrative expenses increased by $5.5 million, or 10.2%, to $59.4 million for the six months ended June 30, 2013 from $53.9 million for the six months ended June 30, 2012. The $5.5 million increase was largely the result of a $4.5 million increase in equity compensation costs, which resulted from stock price increases, and $3.1 million of SG&A expense from acquired businesses, partially offset by reductions in other general and administrative expenses. SG&A expenses as a percentage of net sales increased to 14.1% in the first half of 2013 compared to 13.0% in 2012.

Interest expense increased $5.6 million to $14.9 million for the six months ended June 30, 2013 compared to $9.3 million for the six months ended June 30, 2012. The significant increase in expense resulted from the redemption of the $204.0 million of Senior Subordinated 8% Notes (8% Notes) in the first quarter of 2013. In connection with this transaction, the Company recorded a charge of approximately $7.2 million, which included $3.7 million for the prepayment premium paid to holders of the 8% Notes, $2.2 million to write-off deferred financing fees and $1.3 million for the unamortized original issue discount related to the 8% Notes. The $7.2 million charge was partially offset by lower interest expense of approximately $1.6 million resulting from the lower coupon rate on the $210.0 million of Senior Subordinated 6.25% Notes issued in the first quarter of 2013 as compared to the 8% Notes. During the six months ended June 30, 2013 and 2012, no amounts were outstanding under our revolving credit facility.

We recognized a provision for income taxes of $2.6 million for the six months ended June 30, 2013, an effective tax rate of 39.0%, compared with a provision for income taxes of $5.0 million, an effective rate of 34.8% for the same time period in 2012. The effective tax rate for the first half of 2013 exceeded the U.S. federal statutory rate due to state taxes. The effective tax rate for the same time period in 2012 was lower than the current year and less than the U.S. federal statutory rate of 35% due to the reversal of an uncertain tax position of $0.6 million.

Outlook

We expect 2013 revenues to be a modest improvement over 2012, led by acquisition-related growth. While the first half of the year resulted in a much slower than expected start, and demand in the residential and low-rise commercial building markets has not been as strong as we had anticipated, the fundamentals in these sectors are moving in a positive direction. However, demand from and pricing to industrial markets remain challenging and we anticipate continued weakness in demand and pricing in the second half of the year. As a result, we expect slightly lower margins and earnings compared with 2012. Longer term, we believe that Gibraltar will be well-positioned to deliver improved performance on both the top and bottom lines as our end markets resume their growth.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while continuing to focus on working capital efficiency and profit improvement opportunities to minimize the cash invested to grow our business. During the first half of 2013, we invested cash in our working capital to meet the upcoming higher seasonal demand from our customers as noted below in the “Cash Flow” section of Item 2 of this Quarterly Report on Form 10-Q.

As of June 30, 2013, our liquidity of $186.6 million consisted of $44.6 million of cash and $142.0 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and future growth. We continue to search for strategic acquisitions; and a larger acquisition may require additional borrowings and/or the issuance of our common stock.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to fund capital improvements. As of June 30, 2013, our foreign subsidiaries held $20.0 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet their future obligations and allow the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through transactions similar to our acquisition of Edvan Industries, Inc. based near Edmonton, Alberta, Canada in 2012.

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

These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets further deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available, or not available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows

The following table sets forth selected cash flow data for the six months ended June 30 (in thousands):

	2013	2012
Cash provided by (used in):
Operating activities of continuing operations	$5,269	$(1,998)
Investing activities of continuing operations	(4,640)	(6,853)
Financing activities of continuing operations	(2,775)	(1,303)
Discontinued operations	(7)	(36)
Effect of exchange rate changes	(1,238)	136

Net decrease in cash and cash equivalents	$(3,391)	$(10,054)

During the six months ended June 30, 2013, net cash provided by continuing operations totaled $5.3 million, primarily driven by net income from continuing operations of $4.1 million, $7.2 million loss on our early note payment and satisfaction and non-cash charges including depreciation, amortization, and stock compensation of $17.5 million, partially offset by a $23.5 million investment in working capital. Net cash used in operating activities for the six months ended June 30, 2012 was $2.0 million, primarily driven by a $30million investment in working capital, partially offset by net income from continuing operations of $9.4 million and non-cash charges including depreciation, amortization, and stock compensation of $18.9 million.

During the six months ended June 30, 2013, the Company invested $23.5 million in its working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets included $34.3 million and $3.6 million increases in accounts receivable and inventory, respectively, partially offset by a $13.5 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonally higher customer order levels that impact our business. The increase in accrued expenses and other non-current liabilities of $4.2 million was largely the result of increases in equity compensation awards treated as liabilities which resulted from stock price increases, along with increases in accrued interest payable on the 6.25% Notes issued in the first quarter primarily due to changes in timing of when semi-annual interest payments are due as compared to the 8% Notes. These increases were partially offset by performance-based incentive compensation awards and customer rebates earned in 2012 that were paid during the first half of 2013.

Net cash used in investing activities of continuing operations for the six months ended June 30, 2013 of $4.6 million was primarily due to capital expenditures. Cash used in investing activities during the six months ended June 30, 2012 of $6.9 million consisted of $2.7 million for the Edvan acquisition and $4.6 million for capital expenditures.

Net cash used in financing activities from continuing operations for the six months ended June 30, 2013 of $2.8 million was primarily the result of redemption of the $204 million 8% Notes along with $3.7 million payment of note redemptions fees and $3.8 million payments of deferred financing fees. These cash outflows were offset by proceeds from the issuance of the 6.25% Notes. Cash provided by financing activities for the six months ended June 30, 2012 of $1.3 million primarily consisted of tax withholdings paid for stock issued to employees from the vesting of restricted stock units.

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

The Senior Credit Agreement is currently committed through October 10, 2016. Only one financial covenant is contained within the 2011 Senior Credit Agreement, which requires the Company to maintain a fixed charge ratio (as defined in the agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis. As of June 30, 2013, the Company was in compliance with this financial covenant.

Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which are payable quarterly. During the six months ended and as of June 30, 2013, no amounts were outstanding on the revolving credit facility. We had outstanding letters of credit of $13.9 million as of June 30, 2013.

On January 31, 2013, the Company issued $210.0 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, the Company initiated a tender offer for the purchase of the outstanding $204.0 million of 8% Senior Subordinated Notes (8% Notes). Simultaneously with the closing of the sale of the 6.25% Notes, the Company purchased the 8% Notes that were tendered or called for redemption of all the remaining 8% Notes that were not purchased. In connection with the tender offer and redemption, the Company satisfied and fully discharged its obligations under the 8% Notes.

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

Related Party Transactions

A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three months ended June 30, 2013 and 2012, the Company incurred expense of $0.1 million and $0.4 million, respectively, for legal services from this firm. The Company incurred expenses for legal services from this firm of $0.7 million for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, the Company had $0.4 million and $0.5 million, respectively, recorded in accounts payable for amounts due to this law firm.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

6(a) Exhibits

a.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

b.	Exhibit 31.2 – Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

c.	Exhibit 31.3 – Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 32.2 – Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.3 – Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.	Exhibit 101.INS – XBRL Instance Document *

h.	Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document *

i.	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document *

j.	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document *

k.	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document *

l.	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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

Date: August 1, 2013