Form 10-Q
period 2013-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2013-10-31
CIK 912562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 28, 2013, the number of common shares outstanding was: 30,697,660

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$217,412	$205,514	$638,732	$617,419
Cost of sales	175,650	165,286	516,087	499,984

Gross profit	41,762	40,228	122,645	117,435
Selling, general, and administrative expense	24,754	24,479	84,158	78,370
Intangible asset impairment	23,160	—	23,160	—

(Loss) income from operations	(6,152)	15,749	15,327	39,065
Interest expense	3,828	4,688	18,678	13,989
Other income	(66)	(55)	(141)	(401)

(Loss) income before taxes	(9,914)	11,116	(3,210)	25,477
Provision for income taxes	3,813	4,094	6,428	9,091

(Loss) income from continuing operations	(13,727)	7,022	(9,638)	16,386
Discontinued operations:
Income (loss) before taxes	—	162	(7)	9
Benefit of income taxes	—	(117)	(3)	(174)

Income (loss) from discontinued operations	—	279	(4)	183

Net (loss) income	$(13,727)	$7,301	$(9,642)	$16,569

Net earnings per share – Basic:
(Loss) income from continuing operations	$(0.44)	$0.23	$(0.31)	$0.53
Income from discontinued operations	—	0.01	—	0.01

Net (loss) income	$(0.44)	$0.24	$(0.31)	$0.54

Weighted average shares outstanding – Basic	30,946	30,765	30,916	30,739

Net earnings per share – Diluted:
(Loss) income from continuing operations	$(0.44)	$0.23	$(0.31)	$0.53
Income from discontinued operations	—	0.01	—	0.01

Net (loss) income	$(0.44)	$0.24	$(0.31)	$0.54

Weighted average shares outstanding – Diluted	30,946	30,838	30,916	30,834

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(13,727)	$7,301	$(9,642)	$16,569
Other comprehensive income (loss):
Foreign currency translation adjustment	2,539	2,029	(1,362)	1,968
Adjustment to retirement benefit liability, net of tax	3	2	7	6
Adjustment to post-retirement health care liability, net of tax	18	16	56	47

Other comprehensive income (loss)	2,560	2,047	(1,299)	2,021

Total comprehensive (loss) income	$(11,167)	$9,348	$(10,941)	$18,590

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,848	$48,028
Accounts receivable, net of reserve of $4,558 and $4,481 in 2013 and 2012, respectively	114,541	89,473
Inventories	116,899	116,357
Other current assets	15,290	13,380

Total current assets	327,578	267,238
Property, plant, and equipment, net	130,877	151,613
Goodwill	341,445	359,863
Acquired intangibles	93,332	98,759
Other assets	6,202	6,201

	$899,434	$883,674

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$81,158	$69,060
Accrued expenses	46,528	47,432
Current maturities of long-term debt	417	1,093

Total current liabilities	128,103	117,585
Long-term debt	213,601	206,710
Deferred income taxes	56,334	57,068
Other non-current liabilities	33,615	25,489
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,087 and 30,938 shares issued in 2013 and 2012	310	309
Additional paid-in capital	242,648	240,107
Retained earnings	232,440	242,082
Accumulated other comprehensive loss	(2,874)	(1,575)
Cost of 390 and 350 common shares held in treasury in 2013 and 2012	(4,743)	(4,101)

Total shareholders’ equity	467,781	476,822

	$899,434	$883,674

See accompanying notes to consolidated financial statements

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(9,642)	$16,569
(Loss) income from discontinued operations	(4)	183

(Loss) income from continuing operations	(9,638)	16,386
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset impairment	23,160	—
Depreciation and amortization	20,396	19,838
Loss on early note redemption	7,166	—
Stock compensation expense	2,138	2,710
Other non-cash adjustments	4,002	3,156
Non-cash charges to interest expense	736	1,186
Provision for deferred income tax	33	214
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(25,352)	(19,410)
Inventories	(211)	(646)
Other current assets and other assets	(602)	2,305
Accounts payable	11,919	6,134
Accrued expenses and other non-current liabilities	4,169	(5,257)

Net cash provided by operating activities of continuing operations	37,916	26,616
Net cash (used in) provided by operating activities of discontinued operations	(9)	119

Net cash provided by operating activities	37,907	26,735

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(5,344)	(2,705)
Purchases of property, plant, and equipment	(8,816)	(6,852)
Net proceeds from sale of property and equipment	12,447	417

Net cash used in investing activities	(1,713)	(9,140)

Cash Flows from Financing Activities
Proceeds from long-term debt	210,000	—
Long-term debt payments	(205,084)	(414)
Payment of deferred financing fees	(3,858)	(18)
Payment of note redemption fees	(3,702)	—
Purchase of treasury stock at market prices	(642)	(970)
Excess tax benefit from stock compensation	62	14
Net proceeds from issuance of common stock	342	52

Net cash used in financing activities	(2,882)	(1,336)

Effect of exchange rate changes on cash	(492)	751

Net increase in cash and cash equivalents	32,820	17,010
Cash and cash equivalents at beginning of year	48,028	54,117

Cash and cash equivalents at end of period	$80,848	$71,127

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2012	30,938	$309	$240,107	$242,082	$(1,575)	350	$(4,101)	$476,822
Net loss	—	—	—	(9,642)	—	—	—	(9,642)
Foreign currency translation adjustment	—	—	—	—	(1,362)	—	—	(1,362)
Adjustment to pension benefit liability, net of taxes of $4	—	—	—	—	7	—	—	7
Adjustment to post-retirement healthcare benefit liability, net of taxes of $36	—	—	—	—	56	—	—	56
Stock compensation expense	—	—	2,138	—	—	—	—	2,138
Excess tax benefit from compensation	—	—	62	—	—	—	—	62
Net settlement of restricted stock units	104	1	(1)	—	—	40	(642)	(642)
Issuance of restricted stock	13	—	—	—	—	—	—	—
Stock options exercised	32	—	342	—	—	—	—	342

Balance at September 30, 2013	31,087	$310	$242,648	$232,440	$(2,874)	390	$(4,743)	$467,781

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three and nine months ended September 30, 2013 and 2012, the financial position at September 30, 2013 and December 31, 2012, the statements of cash flow for the nine months ended September 30, 2013 and 2012, and the statement of shareholders’ equity for the nine months ended September 30, 2013 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

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

The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

3. INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Raw material	$50,827	$49,750
Work-in-process	10,916	12,430
Finished goods	55,156	54,177

Total inventories	$116,899	$116,357

4. ACQUISITIONS

In September 2013, the Company purchased the assets of a domestic designer and distributor of solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition. The fair value of the aggregate purchase consideration for the assets acquired was $7,519,000. As part of the purchase agreement, the Company is required to pay additional consideration based on the acquisition’s net sales and operating results through the last day of the twenty-fourth month following the closing date of the acquisition. The Company expects to make any payments of additional consideration payment through the end of 2015 and has recorded a payable of $2,322,000 to reflect the fair value of the Company’s obligation as of September 30, 2013. Future adjustments to this payable will be reflected in the Company’s Statement of Operations.

The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. As of September 30, 2013, the Company has not received the final valuation of the acquisition’s assets and liabilities. Any necessary adjustments to the purchase price allocation based on the results of the final valuation will be made in the next reporting period. The excess consideration was recorded as goodwill and totaled $2,466,000, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including growth opportunities and increased presence in the building products markets.

The allocation of purchase consideration to the assets acquired and liabilities assumed during 2013 are as follows (in thousands):

Working capital	$2,730
Property, plant, and equipment	153
Acquired intangible assets	2,170
Goodwill	2,466

Fair value of purchase consideration	$7,519

The intangible assets acquired in this acquisition consisted of the following (in thousands):

		Estimated
	Fair Value	Useful Life
Trademarks	$640	Indefinite
Technology	260	15 Years
Customer relationships	1,130	15 Years
Non-compete agreements	140	5 Years

Total	$2,170

During 2012, the Company purchased the assets of four businesses in separate transactions. The acquired product lines complement and expand the Company’s product portfolio and customer base in four key U.S. and Canadian markets:

•	Metal grating products for the oil sands region of Western Canada;

•	Function-critical components for transportation infrastructure construction and maintenance;

•	Perforated metal products for industrial applications; and

•	Exterior, retractable awnings and sun protection accessory products for new residential construction and home remodeling.

The Company funded the investment from cash on hand including a $146,000 payment during 2013 for working capital settlements for acquisitions closed in 2012. In the first quarter of 2012, $2,705,000 was paid for the metal grating product assets acquired. The purchase price for each 2012 acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and totaled $15,263,000, all of which is deductible for tax purposes.

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

The Company incurred certain acquisition-related costs, primarily composed of legal and consulting fees of $76,000 and $81,000 for the three months ended September 30, 2013 and 2012, respectively, and $196,000 and $193,000 for the nine months ended September 30, 2013 and 2012, respectively. All acquisition-related costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations. The Company also recognized additional cost of sales of $69,000 and $58,000 for the three months ended September 30, 2013 and 2012, respectively, and $272,000 and $207,000 for the nine months ended September 30, 2013 and 2012, respectively, related to the sale of inventory at fair value as a result of allocating the purchase price of the recent acquisitions.

5. GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (in thousands):

Balance as of December 31, 2012	$359,863
Impairment	(21,040)
Acquired goodwill	2,466
Working capital / acquisition adjustments	252
Foreign currency translation	(96)

Balance as of September 30, 2013	$341,445

The goodwill balances as of September 30, 2013 and December 31, 2012 are net of accumulated impairment losses of $150,965,000 and $129,925,000, respectively.

The Company accounts for goodwill and intangibles in accordance with paragraph 35-30 of Subtopic 350-20, Goodwill, of the Financial Accounting Standard Board’s Accounting Standards Codification. This standard prohibits the amortization of goodwill and intangible assets with indefinite useful lives. The statement requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives. Paragraph 35-30 of Subtopic 350-20 further states that goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the third quarter of 2013, we significantly revised our 2013 forecast to reflect lower revenue and operating margin expectations for the Company. As a result, we concluded there was an indicator of impairment requiring an interim impairment test for four of our reporting units.

Step one of the impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill. The fair value of each reporting unit was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital (WACC). The WACC is calculated based upon the capital structure of nine market participants in the Company’s peer group. The WACC used during the interim impairment test ranged from 12.9% to 13.4%. Other assumptions used to calculate a fair value for each reporting unit include projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and nine market participants in a peer group. A third-party forecast of U.S. structures starts and housing starts was utilized to determine the projected revenue growth of future periods from non-residential industrial, and residential-related markets, respectively.

During our interim impairment test, we determined that one reporting unit, the Company’s sole business which serves European industrial markets, had a carrying value in excess of the fair value due to decreased revenue projections. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting unit was less than its carrying value by $21,040,000 as of September 30, 2013, for which an impairment charge has been recorded.

The Company identified one reporting unit with a carrying value in excess of fair value in step one of the interim goodwill impairment test which resulted in a goodwill impairment charge as described above. Another reporting unit would have failed step one if the Company used a WACC of 14.7% instead of 12.9%, reduced earnings multiples to a factor of 8.32 instead of 10.57, or reduced the compounded annual revenue growth rate to 2% instead of 4%.

The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock decreases, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums, or other variables.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$45,649	$—	$48,774	$—	indefinite
Finite-lived intangible assets:
Trademarks	4,034	1,312	2,771	1,085	2 to 15 years
Unpatented technology	24,690	6,533	24,427	5,204	5 to 20 years
Customer relationships	54,120	27,889	53,043	24,687	5 to 16 years
Non-compete agreements	1,937	1,362	3,207	2,598	4 to 10 years
Backlog	1,330	1,330	1,330	1,219	0.5 to 2 years

	86,111	38,426	84,778	34,793

Total acquired intangible assets	$131,760	$38,426	$133,552	$34,793

The Company also recognized impairment charges related to trademark intangible assets for the quarter ended September 30, 2013. The impairment charges related to the trademarks were recognized as a result of the Company’s interim impairment test of indefinite-lived intangibles. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method. In addition, the Company recognized amortization expense related to the acquired intangible assets.

The following table summarizes the impairment charges and acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Impairment charges	$2,454	$—	$2,454	$—
Amortization expense	$1,622	$1,606	$5,018	$5,116

Amortization expense related to acquired intangible assets for the remainder of fiscal 2013 and the next five years thereafter is estimated as follows (in thousands):

2013	$1,525
2014	$5,742
2015	$5,606
2016	$5,271
2017	$4,894
2018	$4,329

6. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. For the three and nine months ended September 30, 2013, the Company incurred expense of $579,000 and $1,237,000, respectively, for legal services from this firm. The Company incurred $264,000 and $930,000 for legal services from this firm during the three and nine months ended September 30, 2012, respectively. Of the amounts incurred during the nine months ended September 30, 2012, $12,000 related to services provided in connection with the sale of businesses and were recognized as a component of discontinued operations. All other amounts incurred during the 2013 and 2012 periods were expensed as a component of selling, general, and administrative expenses. At September 30, 2013 and December 31, 2012, the Company had $413,000 and $530,000, respectively, recorded in accounts payable for amounts due to this law firm.

Effective September 30, 2013, Henning Kornbrekke, the former President and Chief Operating Officer, retired and entered into a consulting agreement with the Company. Through this agreement, he will serve as a consultant to the Company through December 2014 for a monetary fee of $10,000 per month.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Senior Subordinated 6.25% Notes	$210,000	$—
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,298 in 2012	—	202,702
Other debt	4,018	5,101

Total debt	214,018	207,803
Less current maturities	417	1,093

Total long-term debt	$213,601	$206,710

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

Standby letters of credit of $13,888,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of September 30, 2013. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of September 30, 2013, the Company had $120,375,000 of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at September 30, 2013 and December 31, 2012.

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of September 30, 2013, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.

On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, the Company initiated a tender offer for the purchase of the outstanding $204 million of 8% Senior Subordinated Notes (8% Notes). Simultaneously with the closing of the sale of the 6.25% Notes, the Company purchased tendered notes or called for redemption of all of the remaining 8% Notes that were not purchased. In connection with the redemption and tender offer, the Company satisfied and discharged its obligations under the 8% Notes during the second quarter of 2013. The Company recorded a charge of approximately $7,166,000 in the first quarter of 2013, including $3,702,000 for the prepayment premium paid to holders of the 8% Notes, $2,199,000 to write-off deferred financing fees and $1,265,000 for the unamortized original issue discount related to the 8% Notes. In connection with the issuance of the 6.25% Notes, the Company paid $3,755,000 in placement and other fees which are recorded as deferred financing costs and included in other assets.

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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post- Retirement Health Care Costs	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(93)	$(8)	$(1,474)	$(1,575)
Current period change	(1,362)	7	56	(1,299)

Balance at September 30, 2013	$(1,455)	$(1)	$(1,418)	$(2,874)

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

The following table provides the number of restricted stock units (that will convert to shares upon vesting) and shares of restricted stock that were issued during the nine months ended September 30 along with the weighted average grant date fair value of each award:

	2013		2012
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	78,405	$12.86	74,532	$14.36
Restricted shares	13,188	$16.83	11,130	$11.86

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

In January 2013, the Company awarded 304,000 performance stock units with grant date fair value of $4,123,000. As of September 30, 2013, 246,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned will be determined based on the Company’s actual return on invested capital (ROIC) for 2013 relative to the improved ROIC targeted for the performance period ending December 31, 2013.

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

The following table summarizes the compensation (recovery) expense recognized from the change in fair value and vesting of performance stock units for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Performance stock unit compensation (recovery) expense	$(1,414)	$289	$683	$405

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

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the nine months ended September 30, 2013 and 2012, 121,488 and 237,613 restricted stock units, respectively, including the company-match, were credited to participant accounts. At September 30, 2013 and December 31, 2012, the value of the restricted stock units in the MSPP was $16.09 and $12.30 per unit, respectively. As of September 30, 2013 and December 31, 2012, 604,339 and 777,159 restricted stock units, including the company-match, were credited to participant accounts including 46,866 and 71,992, respectively, of unvested restricted stock units. The Company made disbursements of $531,000 and $542,000 out of MSPP accounts during the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes the compensation expense recognized from the change in fair value of the restricted stock units held in the MSPP for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
MSPP compensation expense	$478	$119	$3,800	$1,395

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

As described in Note 4 of the consolidated financial statements, the Company completed one acquisition during the quarter ended September 30, 2013 and four acquisitions during the year ended December 31, 2012. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to assign fair values to inventory, property, plant and equipment, and intangible assets included the cost approach, market approach, relief-from-royalty approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of the property, plant and equipment, forecasted net sales and incomes, and royalty rates.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At September 30, 2013, the fair value of outstanding debt was $216,644,000 compared to its carrying value of $214,018,000. The fair value of the Company’s Senior Subordinated 6.25% Notes was estimated based on quoted market prices for similar liabilities, a Level 2 input.

11. DISCONTINUED OPERATIONS

For certain divestitures, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. As of September 30, 2013, the Company recognized a contingent liability for environmental remediation related to a discontinued operation. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operation.

12. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of facilities and product lines. During the nine months ended September 30, 2013, the Company consolidated one facility in this initiative. The Company eliminated a product line and consolidated two facilities during 2012 in this effort. During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. These restructuring activities also resulted in $1,628,000 and $1,608,000 of asset impairment charges related to the facility consolidations and product line rationalization during the nine months ended September 30, 2013 and 2012, respectively.

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$1,341	$201	$2,051	$3,080
Selling, general and administrative expense	—	141	75	159

Total exit activity costs and asset impairments	$1,341	$342	$2,126	$3,239

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2013	2012
Accrued costs as of January 1	$1,323	$2,315
Exit activity costs recognized (excluding asset impairments)	498	1,631
Cash payments	(947)	(2,654)

Accrued costs as of September 30	$874	$1,292

13. INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations for the three and nine months ended September 30 and the applicable effective tax rates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Provision for income taxes	$3,813	$4,094	$6,428	$9,091
Effective tax rate	(38.5)%	36.8%	(200.2)%	35.7%

The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2013 could be materially different from the forecasted rate used for the nine months ended September 30, 2013.

For the three and nine months ended September 30, 2013, the difference between the Company’s recorded charge and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to the tax impact of the non-deductible goodwill impairment recognized during the quarter and state taxes.

For the three and nine months ended September 30, 2012, the effective tax rates exceeded the U.S. statutory rate of 35% due to state taxes and was reduced due to a reversal of an uncertain tax position of $0.6 million during the second quarter of that year.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
(Loss) income from continuing operations	$(13,727)	$7,022	$(9,638)	$16,386
Income (loss) from discontinued operations	—	279	(4)	183

(Loss) income available to common stockholders	$(13,727)	$7,301	$(9,642)	$16,569

Denominator for basic income per share:
Weighted average shares outstanding	30,946	30,765	30,916	30,739

Denominator for diluted income per share:
Weighted average shares outstanding	30,946	30,765	30,916	30,739
Common stock options and restricted stock	—	73	—	95

Weighted average shares and conversions	30,946	30,838	30,916	30,834

For the three and nine months ended September 30, 2013, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 141,752 and 165,825 for the three and nine months ended September 30, 2013, respectively.

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$200,349	$23,060	$(5,997)	$217,412
Cost of sales	—	160,676	20,715	(5,741)	175,650

Gross profit	—	39,673	2,345	(256)	41,762
Selling, general, and administrative expense	4	22,933	1,817	—	24,754
Intangible asset impairment	—	1,000	22,160	—	23,160

(Loss) income from operations	(4)	15,740	(21,632)	(256)	(6,152)
Interest expense (income)	3,486	372	(30)	—	3,828
Other income	—	(66)	—	—	(66)

(Loss) income before taxes	(3,490)	15,434	(21,602)	(256)	(9,914)
(Benefit of) provision for income taxes	(1,248)	4,781	280	—	3,813

(Loss) income from continuing operations	(2,242)	10,653	(21,882)	(256)	(13,727)
Discontinued operations:
Income from discontinued operations before taxes	—	—	—	—	—
Benefit of income taxes	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—
Equity in earnings from subsidiaries	(11,229)	(21,882)	—	33,111	—

Net loss	$(13,471)	(11,229)	$(21,882)	$32,855	$(13,727)

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$186,729	$24,253	$(5,468)	$205,514
Cost of sales	—	149,417	21,176	(5,307)	165,286

Gross profit	—	37,312	3,077	(161)	40,228
Selling, general, and administrative expense	(23)	22,572	1,930	—	24,479

Income from operations	23	14,740	1,147	(161)	15,749
Interest expense (income)	4,245	474	(31)	—	4,688
Other income	—	(53)	(2)	—	(55)

(Loss) income before taxes	(4,222)	14,319	1,180	(161)	11,116
(Benefit of) provision for income taxes	(1,618)	5,518	194	—	4,094

(Loss) income from continuing operations	(2,604)	8,801	986	(161)	7,022
Discontinued operations:
Income from discontinued operations before taxes	—	162	—	—	162
Benefit of income taxes	—	(117)	—	—	(117)

Income from discontinued operations	—	279	—	—	279
Equity in earnings from subsidiaries	10,066	986	—	(11,052)	—

Net income	$7,462	$10,066	$986	$(11,213)	$7,301

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$585,726	$69,565	$(16,559)	$638,732
Cost of sales	—	469,628	62,028	(15,569)	516,087

Gross profit	—	116,098	7,537	(990)	122,645
Selling, general, and administrative expense	188	78,373	5,597	—	84,158
Impairment of intangible assets	—	1,000	22,160	—	23,160

(Loss) income from operations	(188)	36,725	(20,220)	(990)	15,327
Interest expense (income)	17,768	1,004	(94)	—	18,678
Other income	—	(141)	—	—	(141)

(Loss) income before taxes	(17,956)	35,862	(20,126)	(990)	(3,210)
(Benefit of) provision for income taxes	(6,669)	12,392	705	—	6,428

(Loss) income from continuing operations	(11,287)	23,470	(20,831)	(990)	(9,638)
Discontinued operations:
Loss from discontinued operations before taxes	—	(7)	—	—	(7)
Benefit (loss) of income taxes	—	(3)	—	—	(3)

Income from discontinued operations	—	(4)	—	—	(4)
Equity in earnings from subsidiaries	2,635	(20,831)	—	18,196	—

Net (loss) income	$(8,652)	$2,635	$(20,831)	$17,206	$(9,642)

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net loss	$(13,471)	$(11,229)	$(21,882)	$32,855	$(13,727)
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,539	—	2,539
Adjustment to retirement benefit liability, net of tax	—	3	—	—	3
Adjustment to post-retirement health care liability, net of tax	—	18	—	—	18

Other comprehensive income	—	21	2,539	—	2,560

Total comprehensive loss	$(13,471)	$(11,208)	$(19,343)	$32,855	$(11,167)

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(8,652)	$2,635	$(20,831)	$17,206	$(9,642)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(1,362)	—	(1,362)
Adjustment to retirement benefit liability, net of tax	—	7	—	—	7
Adjustment to post-retirement health care liability, net of tax	—	56	—	—	56

Other comprehensive income (loss)	—	63	(1,362)	—	(1,299)

Total comprehensive (loss) income	$(8,652)	$2,698	$(22,193)	$17,206	$(10,941)

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$59,956	$20,892	$—	$80,848
Accounts receivable, net	—	101,407	13,134	—	114,541
Intercompany balances	19,409	2,193	(21,602)	—	—
Inventories	—	108,597	8,302	—	116,899
Other current assets	7,148	7,171	971	—	15,290

Total current assets	26,557	279,324	21,697	—	327,578
Property, plant, and equipment, net	—	118,699	12,178	—	130,877
Goodwill	—	334,123	7,322	—	341,445
Acquired intangibles	—	87,365	5,967	—	93,332
Other assets	3,066	3,135	1	—	6,202
Investment in subsidiaries	649,490	33,342	—	(682,832)	—

	$679,113	$855,988	$47,165	$(682,832)	$899,434

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$74,144	$7,014	$—	$81,158
Accrued expenses	1,332	42,443	2,753	—	46,528
Current maturities of long-term debt	—	417	—	—	417

Total current liabilities	1,332	117,004	9,767	—	128,103
Long-term debt	210,000	3,601	—	—	213,601
Deferred income taxes	—	52,940	3,394	—	56,334
Other non-current liabilities	—	32,953	662	—	33,615
Total shareholders’ equity	467,781	649,490	33,342	(682,832)	467,781

	$679,113	$855,988	$47,165	$(682,832)	$899,434

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$26,163	$21,865	$—	$48,028
Accounts receivable, net	—	78,565	10,908	—	89,473
Intercompany balances	(16,349)	37,397	(21,048)	—	—
Inventories	—	107,137	9,220	—	116,357
Other current assets	6,524	5,815	1,041	—	13,380

Total current assets	(9,825)	255,077	21,986	—	267,238
Property, plant, and equipment, net	—	140,394	11,219	—	151,613
Goodwill	—	331,404	28,459	—	359,863
Acquired intangibles	—	90,311	8,448	—	98,759
Other assets	2,259	3,941	1	—	6,201
Investment in subsidiaries	688,450	56,716	—	(745,166)	—

	$680,884	$877,843	$70,113	$(745,166)	$883,674

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$61,841	$7,219	$—	$69,060
Accrued expenses	1,360	43,843	2,229	—	47,432
Current maturities of long-term debt	—	1,093	—	—	1,093

Total current liabilities	1,360	106,777	9,448	—	117,585
Long-term debt	202,702	4,008	—	—	206,710
Deferred income taxes	—	53,639	3,429	—	57,068
Other non-current liabilities	—	24,969	520	—	25,489
Total shareholders’ equity	476,822	688,450	56,716	(745,166)	476,822

	$680,884	$877,843	$70,113	$(745,166)	$883,674

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(9,040)	$44,203	$2,753	$—	$37,916
Net cash used in operating activities of discontinued operations	—	(9)	—	—	(9)

Net cash (used in) provided by operating activities	(9,040)	44,194	2,753	—	37,907

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(5,344)	—	—	(5,344)
Purchases of property, plant, and equipment	—	(6,196)	(2,620)	—	(8,816)
Net proceeds from sale of property and equipment	—	12,434	13	—	12,447

Net cash provided by (used in) investing activities	—	894	(2,607)	—	(1,713)

Cash Flows from Financing Activities
Long-term debt payments	(204,000)	(1,084)	—	—	(205,084)
Proceeds from long-term debt	210,000	—	—	—	210,000
Payment of note redemption fees	(3,702)	—	—	—	(3,702)
Intercompany financing	10,838	(10,211)	(627)	—	—
Purchase of treasury stock at market prices	(642)	—	—	—	(642)
Payment of deferred financing fees	(3,858)	—	—	—	(3,858)
Excess tax benefit from stock compensation	62	—	—	—	62
Net proceeds from issuance of common stock	342	—	—	—	342

Net cash provided by (used in) financing activities	9,040	(11,295)	(627)	—	(2,882)

Effect of exchange rate changes on cash	—	—	(492)	—	(492)
Net increase (decrease) in cash and cash equivalents	—	33,793	(973)	—	32,820
Cash and cash equivalents at beginning of year	—	26,163	21,865	—	48,028

Cash and cash equivalents at end of period	$—	$59,956	$20,892	$—	$80,848

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(7,847)	$28,704	$5,759	$—	$26,616
Net cash provided by operating activities of discontinued operations	—	119	—	—	119

Net cash (used in) provided by operating activities	(7,847)	28,823	5,759	—	26,735

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	—	(2,705)	—	(2,705)
Purchases of property, plant, and equipment	—	(6,030)	(822)	—	(6,852)
Net proceeds from sale of property and equipment	—	68	349	—	417

Net cash used in investing activities	—	(5,962)	(3,178)	—	(9,140)

Cash Flows from Financing Activities
Long-term debt payments	—	(414)	—	—	(414)
Purchase of treasury stock at market prices	(970)	—	—	—	(970)
Payment of deferred financing fees	—	(18)	—	—	(18)
Excess tax benefit from stock compensation	14	—	—	—	14
Intercompany financing	8,751	(6,745)	(2,006)	—	—
Net proceeds from issuance of common stock	52	—	—	—	52

Net cash provided by (used in) financing activities	7,847	(7,177)	(2,006)	—	(1,336)

Effect of exchange rate changes on cash	—	—	751		751
Net increase in cash and cash equivalents	—	15,684	1,326	—	17,010
Cash and cash equivalents at beginning of year	—	34,691	19,426	—	54,117

Cash and cash equivalents at end of period	$—	$50,375	$20,752	$—	$71,127

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Gibraltar is a leading manufacturer and distributor of products for building and industrial markets. Our products provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges and a wide-variety of other structures. These products include ventilation products, mail storage solutions including mailboxes and package delivery products, rain dispersion products and accessories, sun protection products, bar grating, expanded metal, perforated metal, metal lath, and expansion joints and structural bearings. We serve customers throughout North America, Europe, Asia, and Central and South America including major home improvement retailers, distributors and contractors. As of September 30, 2013, we operated 44 facilities in 21 states, Canada, England, and Germany, giving us a broad platform for just-in-time delivery and support to our customers.

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

The end markets served by our business are subject to economic conditions that are influenced by interest rates, commodity costs, demand for residential construction, and the level of non-residential construction and infrastructure projects. The United States construction markets, from which the Company derives a majority of its revenues, continue an uneven recovery from an unprecedented recession that began in 2008, which led to reduced demand for the products we manufacture and distribute. In addition, tightened credit markets over the same period may have limited the ability of end customers to obtain financing for construction projects. While the economy has grown since the recession, the construction markets continue to face significant challenges and have only recovered modestly. Although improving, many economic indicators, such as new housing starts, continue to remain at levels well below long-term averages.

Recent Developments

On September 9, 2013, Gibraltar purchased the assets of a Nevada based supplier and leading manufacturer in solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition. The fair value of the aggregate purchase consideration for the assets acquired was $7,519,000. The investment was funded through cash on hand and the recording of a performance related payable due in 2015.

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

We have maintained a strong liquidity position in spite of significant investment to consolidate facilities, acquire businesses, introduce new products, and expand market share. We had no debt outstanding against our revolving credit facility throughout all of 2012 and the nine months ended September 30, 2013. At September 30, 2013, our liquidity was $201.2 million including $80.8 million of cash and $120.4 million of availability under our revolving credit facility.

For the quarter ended September 30, 2013 our net sales improved 5.8% compared to the same period of the prior year. The improvement was the net result of the acquisitions noted above, offset by a decrease in sales for business units operating in both periods. While gross margin declined slightly amid weak demand and competitive pricing, operating and net earnings decreased significantly as a result of impairment charges taken in the third quarter.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following table sets forth selected data from our statement of operations and the related percentage of net sales for the three months ended September 30 (in thousands):

	2013		2012
Net sales	$217,412	100.0%	$205,514	100.0%
Cost of sales	175,650	80.8	165,286	80.4

Gross profit	41,762	19.2	40,228	19.6
Selling, general, and administrative expense	24,754	11.4	24,479	11.9
Intangible asset impairment	23,160	10.6	—	0.0

(Loss) income from operations	(6,152)	-2.8	15,749	7.7
Interest expense	3,828	1.8	4,688	2.3
Other income	(66)	0.0	(55)	0.0

(Loss) income before taxes	(9,914)	-4.6	11,116	5.4
Provision for income taxes	3,813	1.7	4,094	2.0

(Loss) income from continuing operations	(13,727)	-6.3	7,022	3.4
Income from discontinued operations	—	0.0	279	0.2

Net (loss) income	$(13,727)	-6.3%	$7,301	3.6%

Net sales increased by $11.9 million, or 5.8%, to $217.4 million for the three months ended September 30, 2013 from net sales of $205.5 million for the three months ended September 30, 2012. The following table sets forth the impact of the Company’s acquisitions on net sales for the three months ended September 30 (in thousands):

			Total	Change Due To
	2013	2012	Change	Acquisitions	Operations
Net sales	$217,412	$205,514	$11,898	$13,515	$(1,617)

The increase in net sales from the prior year was the result of the incremental sales generated by four acquisitions, three of which were completed during the fourth quarter of 2012 and one completed during the current quarter ended September 30, 2013. Net sales from business units operating in both periods decreased by 0.8% or $1.6 million, the result of a 2.5% decrease in pricing to customers, offset by a 1.7% increase in volume. The Company experienced increased growth in our products sold into the residential new construction market, partially offset by modestly lower sales volumes in demand for our products used in industrial and infrastructure markets as compared to the same time period in 2012. The lower selling prices were primarily the result of declining commodity costs for steel and aluminum and meeting selective competitive conditions.

Our gross margin decreased slightly to 19.2% for the three months ended September 30, 2013 compared to 19.6% for the three months ended September 30, 2012. Despite improvements resulting from the completion of the restructuring initiatives for our West Coast locations along with contributions from our recently acquired businesses, these improvements were offset by restructuring costs due to a facility consolidation during the current quarter along with margin compression from the continued economic weakness in Europe.

Selling, general, and administrative expenses (SG&A) slightly increased to $24.8 million for the three months ended September 30, 2013 from $24.5 million for the three months ended September 30, 2012. The $0.3 million increase was the net result of an additional $1.6 million of SG&A expense from acquired businesses nearly offset by lower equity compensation expense. Although we experienced a minor increase in expenses, SG&A expenses as a percentage of net sales decreased to 11.4% for the third quarter of 2013 compared to 11.9% in 2012 as a result of higher net sales.

Due to changes in the estimated fair value of certain reporting units resulting from decreases in their projected sales, profits and cash flow, we recognized intangible asset impairment charges of $23.2 million for the three months ended September 30, 2013. The largest portion of the impairment was $21.3 million related to intangibles in our European-based business. No impairment charges were recognized for the three months ended September 30, 2012.

Interest expense decreased $0.9 million to $3.8 million for the three months ended September 30, 2013 compared to $4.7 million for the three months ended September 30, 2012. The interest expense primarily relates to our $210.0 million of Senior Subordinated 6.25% Notes (6.25% Notes) outstanding during the quarter ended September 30, 2013 and our $204.0 million of Senior Subordinated 8% Notes (8% Notes) outstanding during the quarter ended September 30, 2012. During the first quarter of 2013, we purchased by tender or redeemed all the 8% Notes and simultaneously issued the 6.25% Notes. The decrease in expense was the result of the lower interest rate on the 6.25% Notes as compared to the 8% Notes. During the three months ended September 30, 2013 and 2012, no amounts were outstanding under our revolving credit facility.

We recognized a provision for income taxes of $3.8 million for the three months ended September 30, 2013, an effective tax rate of (38.5)%, compared with a provision for income taxes of $4.1 million, an effective rate of 36.8% for the same period in 2012. The difference between the Company’s recorded charge for the three months ended September 30, 2013 and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to the tax impact of the non-deductible goodwill impairment recognized during the quarter and state taxes. The effective tax rate for the third quarter of 2012 exceeded the U.S. federal statutory rate due to state taxes and non-deductible permanent differences.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table sets forth selected data from our statement of operations and the related percentage of net sales for the nine months ended September 30 (in thousands):

	2013		2012
Net sales	$638,732	100.0%	$617,419	100.0%
Cost of sales	516,087	80.8	499,984	81.0

Gross profit	122,645	19.2	117,435	19.0
Selling, general, and administrative expense	84,158	13.2	78,370	12.7
Intangible asset impairment	23,160	3.6	—	0.0

Income from operations	15,327	2.4	39,065	6.3
Interest expense	18,678	2.9	13,989	2.3
Other income	(141)	0.0	(401)	-0.1

(Loss) income before taxes	(3,210)	-0.5	25,477	4.1
Provision for income taxes	6,428	1.0	9,091	1.4

(Loss) income from continuing operations	(9,638)	-1.5	16,386	2.7
(Loss) income from discontinued operations	(4)	0.0	183	0.0

Net (loss) income	$(9,642)	-1.5%	$16,569	2.7%

Net sales increased by $21.3 million, or 3.5%, to $638.7 million for the nine months ended September 30, 2013 from net sales of $617.4 million for the nine months ended September 30, 2012. The following table sets forth the impact of the Company’s acquisitions on net sales for the nine months ended September 30 (in thousands):

			Total	Change Due To
	2013	2012	Change	Acquisitions	Operations
Net sales	$638,732	$617,419	$21,313	$42,047	$(20,734)

The increase in net sales from the prior year was primarily the result incremental sales generated by four acquisitions, three of which were completed during the fourth quarter of 2012 and one completed during the current quarter ended September 30, 2013. These acquisitions contributed to a sales growth of $42.0 million, or 6.8%, for the nine months ended September 30, 2013. Net sales from business units operating in both periods decreased 3.3% or $20.7 million, the result of a 3.1% decrease in pricing to customers and a 0.3% decrease in volume. While overall net volume slightly decreased from the nine months of 2012, we experienced stronger growth in demand for our products sold into the residential new construction market. This increase was more than offset by declines in volume from residential repair and remodeling activities and European markets. The lower selling prices were primarily the result of a decline in commodity costs for steel and aluminum and meeting selective competitive situations.

The increase in net sales contributed to the increase in our gross margin to 19.2% for the nine months ended September 30, 2013 compared to 19.0% for the nine months ended September 30, 2012. Contributing to the gross margin was a lower amount of restructuring and inventory charges in the 2013 period compared to last year. The 2012 period included costs to consolidate certain of our West Coast locations with similar products and market characteristics and was largely completed by early 2013. Partially offsetting the favorable comparison on restructuring costs was a less favorable alignment of material costs to customer selling prices for our industrial products in the current period, the result of declining raw material costs for the current quarter compared to the prior year and competitive pressures on pricing.

Selling, general, and administrative (SG&A) expenses increased by $5.8 million, or 7.4%, to $84.2 million for the nine months ended September 30, 2013 from $78.4 million for the nine months ended September 30, 2012. The $5.8 million increase was the net result of $4.7 million of SG&A expense from acquired businesses and an increase in variable performance based compensation of $1.6 million. SG&A expenses as a percentage of net sales increased to 13.2% for the nine months ended September 30, 2013 from 12.7% for nine months ended September 30, 2012.

Due to changes in the estimated fair value of certain reporting units resulting from decreases in their projected sales, profits and cash flow, we recognized intangible asset impairment charges of $23.2 million for the nine month ended September 30, 2013. The largest portion of the impairment was $21.3 million related to intangibles in our European-based business. No impairment charges were recognized for the nine months ended September 30, 2012.

Interest expense increased $4.7 million to $18.7 million for the nine months ended September 30, 2013 compared to $14.0 million for the nine months ended September 30, 2012. The significant increase in expense resulted from the redemption of the $204.0 million of the 8% Notes in the first quarter of 2013. In connection with this transaction, the Company recorded a charge of approximately $7.2 million, which included $3.7 million for the prepayment premium paid to holders of the 8% Notes, $2.2 million to write-off deferred financing fees and $1.3 million for the unamortized original issue discount related to the 8% Notes. The $7.2 million charge was partially offset by lower interest expense of approximately $2.5 million resulting from the lower coupon rate on the $210.0 million Senior 6.25% issued in the first quarter of 2013 as compared to the 8% Notes. During the nine months ended September 30, 2013 and 2012, no amounts were outstanding under our revolving credit facility.

We recognized a provision for income taxes of $6.4 million for the nine months ended September 30, 2013, an effective tax rate of (200.2)%, compared with a provision for income taxes of $9.1 million, an effective rate of 35.7% for the same time period in 2012. The difference between the Company’s recorded charge for the nine months ended September 30, 2013 and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to the tax impact of the non-deductible goodwill impairment recognized during the third quarter and state taxes. The effective tax rate for the nine months ended September 30, 2012 exceeded the U.S. federal statutory rate due to state taxes and non-deductible permanent differences, partially offset by the reversal of an uncertain tax position of $0.6 million.

Outlook

For 2013, we expect to deliver sales growth approximating 4.5%, led by the contributions from recent acquisitions, with gross margins comparable to 2012. We expect that the operational enhancements that we have implemented 2013, will well-position us to capitalize on resumed end-market growth and deliver improved financial results in the longer term. Concerning 2014, we believe economic indicators continue to suggest uneven but gradual improvement to continue for U.S. residential new construction. Other markets we serve such as residential repair and remodeling, general industrial and transportation infrastructure will continue to be influenced by consumer and homeowner sentiment, unemployment levels and, equally significant, the degree of U.S. government support programs and funding which affect the U.S. where the Company derives the majority of its revenues. Taken together, we are cautiously optimistic that demand levels from markets we serve will modestly improve during 2014. With modest volume increase next year, we would expect profitability improvement compared to 2013.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while continuing to focus on working capital efficiency and profit improvement opportunities to minimize the cash invested to grow our business. During the first nine months of 2013, we generated $37.9 million of cash from operating activities of continuing operations, an increase of $11.3 million from that generated during the 2012 period, and expect to complete 2013 having generated approximately $62.9 million in cash from operating activities of continuing operations. This level of cash generated from operations has been and is expected to continue being sufficient to fund near term working capital needs, capital expenditures, and smaller acquisitions.

As of September 30, 2013, our liquidity of $201.2 million consisted of $80.8 million of cash and $120.4 million of availability under our revolving credit facility. Our priority for utilizing this liquidity continues to be funding future growth. We continue to search for strategic acquisitions noting that a larger acquisition may require additional borrowings and/or the issuance of securities such as debt or our common stock.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations generated cash flow from operations sufficient to invest in working capital and to fund capital improvements. As of September 30, 2013, our foreign subsidiaries held $20.9 million of cash. We believe cash held by our foreign subsidiaries and their expected future ability to generate cash from operations provides our foreign operations with the necessary liquidity to meet their future obligations and allow the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through transactions similar to our 2012 acquisition of Edvan Industries, Inc. in, Alberta, Canada.

Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets, customers, and improve shareholder value.

These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available, or not available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows

The following table sets forth selected cash flow data for the nine months ended September 30 (in thousands):

	2013	2012
Cash provided by (used in):
Operating activities of continuing operations	$37,916	$26,616
Investing activities of continuing operations	(1,713)	(9,140)
Financing activities of continuing operations	(2,882)	(1,336)
Discontinued operations	(9)	119
Effect of exchange rate changes	(492)	751

Net increase in cash and cash equivalents	$32,820	$17,010

During the nine months ended September 30, 2013, net cash provided by operating activities totaled $37.9 million, primarily driven by a loss from continuing operations of $9.6 million and non-cash charges including intangible asset impairment, depreciation, amortization, and stock compensation of $57.6 million, partially offset by a $10.1 million investment in working capital. Net cash provided by operating activities for the nine months ended September 30, 2012 was $26.6 million primarily driven by income from continuing operations of $16.4 million and non-cash charges including depreciation, amortization, and stock compensation of $27.1 million partially offset by a $16.9 million investment in working capital.

During the nine months ended September 30, 2013, the Company invested $10.1 million in its working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets included $25.4 million and $0.2 million increases in accounts receivable and inventory, respectively, partially offset by a $11.9 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonally higher customer order levels that impact our business. The increase in accrued liabilities of $4.2 million was largely the result of increases in equity compensation awards treated as liabilities which resulted from stock price increases, along with increases in accrued interest payable on the 6.25% Notes issued in the first quarter primarily due to changes of timing of when semi-annual interest payments are due as compared to the 8% Notes. These increases were partially offset by performance-based incentive awards and customer rebates earned in 2012 that were paid during the first half of 2013.

Cash used in investing activities of continuing operations for the nine months ended September 30, 2013 of $1.7 million primarily consisted of $5.3 million for the 2013 acquisition of solar-powered ventilation assets and $8.8 million for capital expenditures, partially offset by $12.4 million received for the sale of a property. Cash used in investing activities during the nine months ended September 30, 2012 of $9.1 million consisted primarily of $2.7 million for the Edvan acquisition and $6.9 million for capital expenditures.

Cash used in financing activities from continuing operations for the nine months ended September 30, 2013 of $2.9 million was primarily the result of redemption of the $204.0 million 8% Notes along with the $3.7 million payment of the note redemption fees and $3.9 million in payments of deferred financing fees. These cash outflows were offset by proceeds from the issuance of the 6.25% Notes. Cash used in financing activities for the nine months ended September 30, 2012 of $1.3 million primarily consisted of $1.0 million of treasury stock repurchases related to net settlement of vested stock units and $0.4 million of long-term debt payments.

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

The Senior Credit Agreement is currently committed through October 10, 2016. Only one financial covenant is contained within the 2011 Senior Credit Agreement, which requires the Company to maintain a fixed charge ratio (as defined in the agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis. As of September 30, 2013, the Company was in compliance with this financial covenant.

Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which are payable quarterly. During the nine months ended and as of September 30, 2013, no amounts were outstanding on the revolving credit facility. We had outstanding letters of credit of $13.9 million as of September 30, 2013.

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

Contractual Obligations

The Company incurred material changes in the “fixed rate debt” and “interest on fixed rate debt” categories of contractual obligations from those disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes). In connection with the issuance of the 6.25% Notes, the Company purchased all of the outstanding $204 million 8% Senior Subordinated Notes that were tendered, and redeemed all of the remaining 8% Senior Subordinated Notes that were not tendered. Interest on the 6.25% Notes is fixed at 6.25% and the principal of the 6.25% Notes is contractually due on February 1, 2021. The interest on the 6.25% Notes is due semi-annually each year until the due date on February 1, 2021.

Our other contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Related Party Transactions

A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three months ended September 30, 2013 and 2012, the Company incurred expense of $0.6 million and $0.3 million, respectively, for legal services from this firm. The Company incurred expenses for legal services from this firm of $1.2 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, the Company had $0.4 million and $0.5 million, respectively, recorded in accounts payable for amounts due to this law firm.

Effective September 30, 2013, Henning Kornbrekke, the former President and Chief Operating Officer, retired and entered into a consulting agreement with the Company. Through this agreement, he will serve as a consultant to the Company through December 2014 for a monetary fee of $10,000 per month.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). The Company’s Chairman of the Board and Chief Executive Officer, and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation and the definition of disclosure controls and procedures contained in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s Chairman of the Board and Chief Executive Officer, and Senior Vice President and Chief Financial Officer have concluded that as of the end of such period the Company’s disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

a.	Exhibit 10.1 – Consulting Agreement between Henning Kornbrekke and the Registrant effective October 1, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 4, 2013).

b.	Exhibit 10.2 – Employment Agreement amendment between Henning Kornbrekke and the Registrant dated October 1, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 4, 2013).

c.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 31.2 – Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.2 – Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.	Exhibit 101.INS – XBRL Instance Document *

h.	Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document *

i.	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document *

j.	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document *

k.	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document *

l.	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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

Date: October 31, 2013