Form 10-K
period 2013-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2014-02-20
CIK 912562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based upon the closing sale price of the Common Stock on the NASDAQ Global Select Market on June 30, 2013, the last business day of the registrant’s most recently completed second quarter, was approximately $422.7 million.

As of February 17, 2014, the number of common shares outstanding was: 30,770,914

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders

(2014 Proxy Statement) are incorporated by reference into Part III of this report.

Exhibit Index begins on Page 88

Form 10-K Index

Safe Harbor Statement

Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore, are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the industry in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors.” Those factors should not be construed as exhaustive and should be read with the other cautionary statements in Item 1A “Risk Factors”. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I

Item 1.	Business

The Company

Gibraltar is a leading manufacturer and distributor of products that provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges and a wide-variety of other structures. These products include roof and foundation ventilation products, mail and package storage products, rain dispersion products and roofing accessories, fabricated bar grating, expanded and perforated metal, plus expansion joints and structural bearings for roadways and bridges.

We serve customers primarily throughout North America and Europe, and, to a lesser extent, in Asia, Africa, Australia, and Central and South America. Our customers include major home improvement retailers, wholesalers, and industrial distributors and contractors. As of December 31, 2013, we operated 43 facilities in 23 states, Canada, England, and Germany, which includes 32 manufacturing facilities and eight distribution centers, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.

The Company operates and reports its results in the following two operating segments, entitled “Industrial and Infrastructure Products” and “Residential Products”.

Our Industrial and Infrastructure Products segment focuses on a variety of markets including discrete and process manufacturing, highway and bridge construction markets, energy and power generation. This segment’s products are distributed through industrial, commercial and transportation contractors, industrial distributors and original equipment manufacturers.

Our Residential Products segment focuses on the new residential housing construction and residential repair and remodeling activity. Its products are sold through major retail home centers, building material wholesalers, buying groups, roofing distributors, and residential contractors.

The following table sets forth the primary products, applications, and end markets for each segment:

Residential Products Segment

Product	Applications	End Market
Roof & foundation ventilation products	Ventilation	Residential: new construction; and repair and remodeling
Mail and package storage (single and cluster)	Mail and package delivery; secure storage
Rain dispersion, trims and flashings, other accessories	Water protection; sun protection

Industrial and Infrastructure Products Segment

Product	Applications	End Market
Bar grating	Walkways, platforms, safety barriers	Discrete and process manufacturing; energy; power generation

Expanded metal and perforated metal	Barriers / fencing; walkways / catwalks; filtration; architectural facades; security	Low-rise commercial; automotive

Structural bearings and expansion joints for roads	Preserve functionality under varying weight, wind, heat and seismic conditions	Bridge and elevated highway construction

We believe that we have established a reputation as an industry leader in both of our operating segments with respect to quality, service and innovation and have achieved strong competitive positions in our markets. We attribute our standing in the markets primarily to the following competitive strengths:

Leading market share. We have a leading market position in many of the products and services we offer, and we estimate that a majority of our net sales for the year ended December 31, 2013 were derived from the sale of products in which we had one of the leading U.S. market shares. We believe we have leading market shares in four distinct product families: roof and ventilation; mail storage; bar grating; structural bearings and expansion joints for bridges and other structures.

Provider of value-added products and services. We increasingly focus on value-added products and services, such as mail and package storage solutions, expansion joints and structural bearings for roadways and bridges, and ventilation products, to improve our margins and profitability. We use complex and demanding production and treatment processes that require advanced production equipment, sophisticated technology and exacting quality control measures. We have also targeted our acquisition strategy on manufacturers of value-added products.

Solid relationships with blue-chip customers. We have strong relationships with our customers which include the largest distributors in the markets we serve. Through acquisitions, we have gained new long-standing relationships, and we have maintained and developed those relationships by offering an increasing range of products and providing quality customer support.

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

Strong liquidity profile. We had no borrowings under our revolving credit facility during the year ended December 31, 2013, and our liquidity as of December 31, 2013 was $200 million, including $97 million of cash and $103 million of availability under our revolving credit facility. We believe that our low leverage and increased liquidity allows us to successfully manage our business, meet the demands of our customers, weather the cyclicality of certain end markets and take advantage of growth opportunities.

History of growth through acquisitions. Over the last decade, we have grown through acquisitions, such as D.S. Brown (expansion joints and bearing for roads and bridges), Florence Manufacturing (mail storage) and Alabama Metal Industries Corporation (bar grating, expanded and perforated metal products), which have helped to diversify our products and customers while growing our net sales and earnings, and improving our operating characteristics.

Experienced management team. Brian Lipke has been our Chief Executive Officer since 1987, the Chairman of our Board since 1992 and a director since our formation. Kenneth Smith, our Chief Financial Officer, joined our company in 2008 with extensive operational and public markets experience at Circor International, North Safety Products and Digital Equipment Corporation. Our executive management team is supported by talented and experienced divisional management teams possessing broad experience in operational excellence, new product development, and driving sales growth gained over multiple business cycles.

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

Acquisitions

In September 2013, the Company purchased the assets of a domestic designer and distributor of solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition. The fair value of the aggregate purchase consideration for the assets acquired was $7,454,000. As part of the purchase agreement, the Company is required to pay additional consideration based on the acquisition’s net sales and operating results through the last day of the twenty-fourth month following the closing date of the acquisition. The Company expects to make any payments of additional consideration through the end of 2015 and has recorded a payable of $1,864,000 to reflect the fair value of the Company’s obligation as of December 31, 2013. Future adjustments to this payable will be reflected in the Company’s Statement of Operations.

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

Gibraltar acquired D.S. Brown on April 1, 2011 for $98 million. D.S. Brown is the largest U.S. manufacturer of specialty components for the transportation infrastructure industry and has established a leading market position for many of the products offered. Products manufactured and distributed by D.S. Brown include expansion joint systems, structural bearing assemblies, pavement sealing systems, and other specialty components for bridges, highways, and other transportation infrastructure projects.

On June 3, 2011, the Company acquired Award Metals for $13 million. Award Metals is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialty clips and connectors for concrete forms used in the residential new construction and home repair and remodeling markets.

The D.S. Brown and Award Metals acquisitions were financed through cash on hand and debt available under our revolving credit facility. Gibraltar’s results from operations included acquisitions from the respective dates of acquisition.

Divestitures

Gibraltar sold its United Steel Products subsidiary (USP) in 2011 for $59 million. The sale of USP, along with the acquisitions completed in 2011, 2012, and 2013 provide Gibraltar with a broader product offering to construction markets and greater potential for revenue and earnings growth. These transactions are consistent with management’s strategy to position Gibraltar as a market leader in the product areas offered by our business and to expand our offering of value-added products.

Divestitures made in the past were part of our ongoing objective to build a company with optimal operating characteristics and improve shareholder value. We remain focused on the manufacture and distribution of building products which serve markets with long-term growth prospects and can generate margin expansion. The divestiture described above was recognized as a component of discontinued operations in the Company’s consolidated financial statements and notes thereto.

Economic Trends

End markets served by our business are subject to economic conditions which include but are not limited to interest rates, commodity costs, demand for residential construction, the level of industrial construction and transportation infrastructure projects, and demand for related repair and remodeling. While the U.S. continues its gradual recovery from the deep recession of 2008 and 2009, many economic indicators, including unemployment and residential new construction, remain at levels well below long-term historical averages. While many end market conditions remained basically flat in 2013 as compared to 2012, the Company still faces headwinds due to the historically low levels of activity in our core markets. Residential housing starts have improved over the past few years, however, they still remain significantly below the long-term historical average of 1.5 million starts per year. As the U.S. economy has grown slowly in the most recent years, the residential repair and remodeling market has improved slightly from the depressed levels reached during the recession. Similarly, non-residential construction starts as measured in square footage have begun to recover yet still remain well below their historical averages and the industrial markets we serve continue to lag this historical levels of activity.

Commodity raw material prices for materials such as steel, aluminum and resins, have also fluctuated during the past several years. These fluctuations impact the cost of raw materials we purchase and the pricing we offer to our customers. Decreases in commodity prices over the past years have led to lower sales prices offered to customers and declining margins on our product sales. For example, steel costs have decreased by approximately 5% and 12%, respectively, for the years ended December 31, 2013 and 2012.

In response to these market conditions, we have restructured our operations, including the closing and consolidation of facilities, resulting in reductions in employees and overhead costs, and managed the business to generate cash. Investments in ERP systems have enabled us to react better to fluctuations in commodity costs and customer demand, thus improving margins, along with curtailing our investments in inventory. We have used these positive cash flows to lower our levels of debt and improve our liquidity position.

Industry Overview

Our business occupies an intermediate market between the primary steel, aluminum, resin, and other basic material producers and the wholesale, retail building supply, manufacturing, and highway construction markets. The primary material producers typically focus on producing high volumes of their product. We purchase raw materials from these producers and, through various production processes, convert these raw materials into specialized products for use in the construction or repair and remodel of residential and low-rise commercial buildings, and industrial and transportation structures. We primarily distribute our products through wholesale distributors, retailers and contractors.

Products

Industrial and Infrastructure Products

The Industrial and Infrastructure Products segment is primarily, but not exclusively, a manufacturer and distributor of metal products used in the discrete and process manufacturing, highway and bridge construction, energy and mining markets. We operate 16 manufacturing facilities and five distribution centers throughout the United States, Canada, England, and Germany, giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.

We manufacture an extensive variety of products that are sold through a number of sales channels including industrial, commercial and transportation contractors and industrial fabricators.

Our product offerings include a full line of fabricated bar grating and safety plank grating used in walkways, stairs, platforms, safety barriers, drainage covers, and ventilation grates; expanded and perforated metal used in walkways, catwalks, automotive systems, shelving, fencing, barriers, and other applications where both visibility and security are necessary; metal lath products used as underlayment in exterior stucco, stone, and tile projects; fiberglass grating used in areas where high strength, light weight, low maintenance, and corrosion resistance are required; expansion joint systems, bearing assemblies, and pavement sealing systems used in bridges, elevated highway, airport runways, and rail construction.

We improve our offerings of industrial and infrastructure products by introducing new products, enhancing existing products, adjusting product specifications to respond to commercial building code and regulatory changes, and providing additional solutions to original equipment manufacturers and contractors. New products introduced in recent years include customized perforated and expanded metal to penetrate a range of new markets such as architectural facades for buildings (museums, sports stadiums and retail outlets); front grilles for a major truck tractor manufacturer; interior ceilings and lighting fixtures; and outdoor railings and balustrades. Our expanded grating fabrication capabilities have been successfully serving new applications such as wind towers and our newly developed manufacturing process of aluminum-swaged grating has extended our sales penetration into the water and wastewater markets. In addition, we have extended the transportation infrastructure products of D.S. Brown, a business we acquired in 2011, into new markets. For example, D.S. Brown’s long-lasting pavement sealants for roadways are now being installed on airport runways; structural bearings for elevated highways and bridges have been installed on an offshore oil production platform; and corrosion-protection products for cable-suspension bridges are now marketed and sold internationally.

Our production capabilities allow us to process a wide range of metals necessary for manufacturing industrial products. Most of our production is completed using computer numerical control “CNC” machines, shears, slitters, press brakes, milling, welding, and numerous automated assembly machines. We maintain our equipment with a thorough preventive maintenance program, including in-house tool and die shops, allowing us to meet the demanding service requirements of many of our customers.

Residential Products

The Residential Products segment is primarily, but not exclusively, a manufacturer of metal and resin-based products used in residential new construction and for home repair and remodeling. We operate 16 manufacturing facilities and three distribution centers throughout the United States giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America.

We manufacture an extensive variety of products that are sold through a number of sales channels including major retail home centers, building material wholesalers, buying groups, roofing distributors, and residential contractors.

Our product offerings include a full line of roof and foundation ventilation products and accessories, including solar powered units; mail storage solutions, including single mailboxes, cluster boxes for multi-unit housing and package delivery systems; roof edging and flashing; soffits and trim; drywall corner bead; metal roofing and accessories; steel framing; and rain dispersion products, including gutters and accessories; and sun-protection products; each of which can be sold separately or as an integral part of a package or program sale.

We improve our offerings of residential products by introducing new products, enhancing existing products, adjusting product specifications to respond to building code and regulatory changes, and providing additional solutions to homeowners and contractors. New products introduced in recent years include roof top safety kits, chimney caps, heat trace coils and exterior, remote-controlled deck awnings for sun protection, and solar-powered ventilation products. Our ventilation and roof flashing products afford protection and extend the life of structures while providing a safer, healthier environment for the residents. Our cluster box mail delivery products provide delivery cost savings to the postal service while offering secure storage for delivered mail and packages. Our building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, and various resins.

Our production capabilities allow us to process a wide range of metals and plastics necessary for manufacturing residential products. Most of our production is completed using automatic roll forming machines, stamping presses, paint lines, and injection molding equipment. We maintain our equipment with a thorough preventive maintenance program allowing us to meet the demanding quality and delivery requirements of our customers. Gibraltar also sources some products from third-party vendors when cost savings can be generated.

Overall

Gibraltar focuses on operational excellence by making our production process as efficient as possible without compromising the quality our customers expect from us. Our focus on efficiency relies upon continuous improvement at our plants and distribution centers where we have continued lean manufacturing practices. Additionally, we have implemented ERP systems that allow for just-in-time delivery of materials, efficient production planning, and eliminate manual efforts in the manufacturing process. Improvements in our manufacturing process have enabled Gibraltar to better control manufacturing costs while focusing on new product development and quality. Continued focus on operational excellence will remain a significant initiative as Gibraltar strives to be the low-cost manufacturer of our products.

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

Suppliers and Raw Materials

Our business is required to maintain sufficient quantities of raw material inventory in order to accommodate our customers’ short lead times and just-in-time delivery requirements. Accordingly, we plan our purchases to maintain raw materials at sufficient levels to satisfy the anticipated needs of our customers. We have implemented ERP systems to better manage our inventory, forecast customer orders, enable efficient supply chain management, and allow for more timely counter-measures to changing customer demand and market conditions.

The primary raw materials we purchase are flat-rolled and plate steel, aluminum, and resins. We purchase flat-rolled and plate steel and aluminum at regular intervals on an as-needed basis, primarily from the major North American mills, as well as a limited amount from domestic service centers and foreign steel importers. Substantially all of our resins are purchased from domestic vendors, primarily through distributors with a small amount direct from manufacturers. Supply has been adequate from these sources to fulfill our needs. Because of our strategy to develop longstanding relationships in our supply chain, we have been able to adjust our deliveries of raw materials to match our required inventory positions to support our on-time deliveries to customers while allowing us to manage our investment in inventory and working capital.

The cost of our raw material purchases of steel, aluminum, and resins is significantly linked to commodity markets. The markets for commodities are highly cyclical and the costs of purchasing these raw materials can be volatile due to a number of factors including general economic conditions, domestic and worldwide demand, labor costs, competition, import duties, tariffs, and currency exchange rates. Changes in commodity costs not only impact the cost of our raw materials but also influence the prices we offer our customers. Historically, Gibraltar has not used hedge contracts to mitigate changes in commodity costs, but will continue to consider whether to do so in the future. We have managed fluctuations in the market by maintaining lean inventory levels and increasing the efficiency of our manufacturing processes.

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

Sales and Marketing

Our products and services are sold primarily by channel partners who are called on by our sales personnel and outside sales representatives located throughout the United States, Canada, and Europe. We have organized sales teams to focus on specific customers and national accounts through which we provide enhanced supply solutions and improve our ability to increase the number of products that we sell. Our sales staff works with certain retail customers to optimize shelf space for our products which is expected to increase sales at these locations.

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

Customers and Distribution

Our customers are located primarily throughout North America and Europe, and, to a lesser extent, in Asia, Africa, Australia, Central and South America. Our Residential Products segment operates principally in the residential new construction and repair and remodeling markets. Our Industrial and Infrastructure Products segment serves a variety of commercial construction and industrial markets; bridge and highway construction markets; and a variety of industrial markets. A majority of our products are sold through sales channels. Major customers include home improvement retailers, building product distributors, and residential contractors for our Residential Products segment. Discrete and process manufacturers, transportation contractors and automotive suppliers are major customers in our Industrial and Infrastructure Products segment. The Home Depot, a customer within our Residential Products segment, represented 12%, 12%, and 13% of our consolidated net sales for 2013, 2012, and 2011, respectively. No other customer in either segment accounted for more than 10% of our consolidated net sales.

Our products are distributed to our customers using common carriers and our own fleet of trucks. We maintain distribution centers that complement our manufacturing plants from which we ship products and ensure on-time delivery while maintaining efficiency within our distribution process. In recent years, we have consolidated a number of distribution centers. Increased efficiency within our distribution network allowed us to eliminate costs from our business while continuing to provide excellent service to our customers.

Backlog

While the majority of our products have short lead time order cycles, certain business units have backlog aggregating nearly $70 million at December 31, 2014. We believe that the majority of our firm orders existing on December 31, 2013 will be shipped during 2014.

Competition

Gibraltar operates in highly competitive markets. We compete against several North American competitors in our Residential Products segment and Industrial and Infrastructure Products segment, and, in the case of European operations in our Industrial and Infrastructure Products segment, several international competitors. A few of our competitors may be larger, have greater financial resources, or have less financial leverage than we do. As a result, these competitors may be better positioned to respond to any downward pricing pressure or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business.

We compete with competitors based on the range of products offered, quality, price, and delivery. Although some of these competing suppliers are large companies, the majority are small to medium-sized and do not offer the large range of building products we do.

The prices paid for raw materials used in our operations, primarily steel, aluminum, and resins, are volatile due to a number of factors beyond our control, including but not limited to supply shortages, general industry and economic conditions, labor costs, import duties, tariffs, and currency exchange rates. Although we have strategies to help mitigate the volatility in raw material costs, such as reducing inventory levels, our competitors who chose not to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and, thereby, compete effectively against us on product price.

We believe our broad range of products, high quality, and sustained ability to meet exacting customer delivery requirements gives us a competitive advantage over many of our competitors.

Employees

At December 31, 2013 and 2012, we employed 2,274 and 2,306 employees, respectively. Approximately 14% of our workforce was represented by unions through various collective bargaining agreements (CBAs) as of December 31, 2013. Two of our CBAs expired and were successfully renegotiated in 2013. None of our currently existing CBAs expire until June 30, 2016. We historically have had good relationships with our unions and we expect future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current agreements.

Seasonality

Our net sales and income are generally lower in the first and fourth quarters compared to the second and third quarters primarily due to the seasonality of construction activity. Our sales volume is driven by residential renovation and other industrial construction activities which typically peak during warmer weather and decline due to inclement weather in the winter months. Operating margins are impacted by this seasonality because Gibraltar’s operating costs have fixed cost components.

Governmental Regulation

Our manufacturing facilities and distribution centers are subject to many federal, state, and local requirements relating to the protection of the environment. Our production processes use some environmentally sensitive materials. For example, we lubricate our machines with oil and use oil baths to treat some of our products. While we cannot guarantee that we will not incur material expenses to comply with environmental requirements, we believe that we operate our business in material compliance with all environmental laws and regulations, do not anticipate any material expenditures to continue to meet environmental requirements, and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations. However, we could incur operating costs or capital expenditures in complying with new or more stringent environmental requirements in the future or with current requirements if they are applied to our facilities in a way we do not anticipate. In addition, new or more stringent regulation of our energy suppliers could cause them to increase the price of energy they supply us.

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

Future results and the market price for Gibraltar’s common shares are subject to numerous risks, many which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “PART II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business risks. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K. These risks are not the only risks we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.

The global recession that began in 2008 adversely affected and may continue to adversely affect our business and our industries, as well as the industries and businesses of many of our customers and suppliers.

The volatile domestic and global recessionary climate has had significant negative impacts on our business. The global recession, and the sluggish pace of the recovery, resulted in a significant decrease in customer demand, diminished availability of credit and other capital, throughout in all of our end markets.

The impacts of slow and uneven recovery in customer demand in many of our markets and government measures to aid economic recovery, including various measures intended to provide stimulus to the economy in general or to certain industries, as well as the growing debt levels of the United States and other countries, especially in Europe, continue to be unknown. Although domestic credit markets have largely stabilized from the height of the financial crisis, the effects of the financial crisis continue to present additional risks to us, our customers and suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. In addition, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world will continue to weigh on global and domestic growth. We are unable to predict the strength, pace or sustainability of the economic recovery or the effects of government intervention or debt levels. The construction market has shown signs of stabilizing. However, global economic conditions, particularly in Europe, remain fragile, and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, may continue to be slow or could further deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

Our amount of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations.

We had total indebtedness of $214.0 million as of December 31, 2013. The following chart shows our level of indebtedness and certain other information as of December 31, 2013 (dollars in thousands):

Senior subordinated notes	$210,000
Other debt	4,007

Total debt	$214,007

Shareholders’ equity	$471,749

Ratio of earnings to fixed charges[1]	1.90x

[1]	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes minus capitalized interest plus intangible asset impairment charges plus fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs), capitalized interest, the portion of operating rental expense that management believes is representative of the interest component of rent expense, and the interest on uncertain tax positions.

We may not be able to generate sufficient cash flow from operating results and other sources to service all of our indebtedness, including the 6.25% Senior Subordinated Notes (6.25% Notes), and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

Our ability to make scheduled debt service payments or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the revolving credit facility and the indenture that governs the 6.25% Notes restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

Relative to current indebtedness levels, we may still be able to incur substantially more debt, including debt under our revolving credit facility. This could further exacerbate the risks described above.

On January 31, 2013, the Company issued $210.0 million of 6.25% Notes due February 1, 2021.

We also have a Senior Credit Agreement that provides the Company with a revolving credit facility commitment up to $200 million with borrowings limited to the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of our significant domestic subsidiaries. We had no borrowings during 2013, and as of December 31, 2013, we had $102.8 million of availability under our revolving credit facility. Under the terms of our Senior Credit Agreement, we are required to repay all amounts outstanding under the revolving credit facility by October 10, 2016. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under the Senior Credit Agreement and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.

Our substantial degree of indebtedness could have other important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes;

•	a substantial portion of our cash flows from operations have been and are expected to be dedicated to the payment of interest on our indebtedness and may not be available for other purposes, including our operations, capital expenditures, and future business opportunities;

•	certain of our borrowings, including borrowings under the Senior Credit Agreement, are at variable rates of interest, exposing us to the risk of increased interest rates; and

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors which have less debt.

Restrictive covenants may adversely affect our operations.

The Senior Credit Agreement and the indenture governing our 6.25% Notes contain various covenants that limit our ability to, among other things:

•	incur additional debt or provide guarantees in respect of obligations of other persons;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem, or repurchase debt;

•	make loans, investments including acquisitions, and capital expenditures;

•	incur debt that is senior to our 6.25% Notes but junior to our indebtedness under the Senior Credit Agreement and other senior indebtedness;

•	incur liens;

•	receive distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•	enter into new lines of business.

In addition, the restrictive covenants in the Senior Credit Agreement include a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. Our ability to meet the restrictive covenants in the future can be affected by events beyond our control and we cannot assure you that we will meet this financial ratio. A breach of any of these covenants would result in a default under the Senior Credit Agreement. Upon the occurrence of an event of default under the Senior Credit Agreement, we would attempt to receive a waiver from our lenders, which could result in us incurring additional financing fees that would be costly and adversely affect our profitability and cash flows. If a waiver was not provided, the lenders could elect to declare all amounts outstanding under such facility to be immediately due and payable and terminate all commitments to extend further credit. If such event of default and election occurs, the lenders under the Senior Credit Agreement would be entitled to be paid before current 6.25% Note holders receive any payment under our notes. In addition, if we were unable to repay those amounts, the lenders under the Senior Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all our assets as collateral under the Senior Credit Agreement. If the lenders under the Senior Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay debt outstanding under the Senior Credit Agreement and our other indebtedness, including our 6.25% Notes, or borrow sufficient funds to refinance such indebtedness. An acceleration of the amounts outstanding under the Senior Credit Agreement would result in an event of default under the 6.25% Notes which would then entitle the holders thereof to accelerate and demand repayment of the 6.25% Notes as well. Even if we are able to obtain new financing to pay the amounts due under the Senior Credit Agreement and 6.25% Notes, it may not be on commercially reasonable terms, or terms that are acceptable to us. A breach of any of our covenants would have an adverse effect on our business, results of operations, and cash flow.

Variable rate indebtedness subjects us to interest rate risk which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under the Senior Credit Agreement, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase on any amounts outstanding under the Senior Credit Agreement, and our net income would decrease. Assuming all revolving loans were fully drawn or funded on December 31, 2013, as applicable, each 25 basis point change in interest rates would result in a $0.5 million change in annual interest expense on debt outstanding under the Senior Credit Agreement.

New construction and home repair and remodeling markets account for a significant portion of our sales, and any substantial reduction in demand from these activities is likely to adversely affect our profitability and cash flow.

The overall downturn in the economy, the disruption in capital and credit markets, declining real estate values, high unemployment rates, and reduced consumer confidence and spending have caused significant reductions in demand from our end markets in general and, in particular, the construction and home repair and remodeling markets. The construction industry and home repair and remodeling markets in North America have shown signs of stabilizing from further erosion. However, these markets are still depressed compared to historic norms, and we cannot predict the strength, pace or sustainability of recovery in these markets.

Our largest customers are retail home improvement centers and wholesale distributors who serve our key end markets. The Home Depot accounted for approximately 12%, 12%, and 13% of our consolidated net sales during 2013, 2012, and 2011, respectively.

A loss of sales due to decreased demand from the construction market, the home repair and remodel market, any significant customer in these markets, or a decrease in the prices that we can realize from sales of our products to customers in these markets could adversely affect our profitability and cash flows. The end markets we serve have been and are expected to continue to be cyclical, with product demand based on numerous factors such as seasonal weather, availability of credit, interest rates, general economic conditions, consumer confidence, unemployment levels, and other factors beyond our control. The economic conditions experienced in the earlier years of the recession negatively affected all of these factors. If demand for the products we sell to these markets were to be further reduced, this could negatively affect our sales, financial results, and cash flows in the future.

We rely on a few customers for a significant portion of our net sales. The loss of those customers would adversely affect our business.

Some of our customers are material to our business and results of operations. Our ten largest customers accounted for approximately 29%, 30%, and 31% of our net sales during 2013, 2012, and 2011, respectively. Our percentage of net sales to our major customers may increase if we are successful in executing our strategy of broadening the range of products we sell to existing customers. In such as event, or in the event of any consolidation of our customers, our net sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our largest customers. Similarly, many of our customers have also experienced and continue to experience challenging financial conditions. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in numerous changes within the markets we serve, reduced demand, decreased production, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decrease purchase from us and otherwise negatively impact our business. These customers are also able to exert pricing and other influences on us, requiring us to market, deliver, and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss, bankruptcy, or significant decrease in business from any of our major customers would have a material adverse effect on our business, results of operations, and cash flow. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our business.

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

Global consolidation of the primary steel producers and increased demand from other nations such as China and India continue to put pressure on market prices for steel and other commodities. Additionally, we maintain moderate to high levels of inventories to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon expected buying practices and market conditions. In an environment of increasing raw material prices, competitive conditions will impact how much of the steel price increases we can pass on to our customers. To the extent we are unable to pass on price increases in our raw materials to our customers, the profitability of our business and resulting cash flows would be adversely affected. In the event of rapidly decreasing raw material prices, we may be left to absorb the cost of higher cost inventory as customers receive reduced pricing related to decreases in raw material costs. To the extent we are unable to match our costs to purchase raw materials to prices given to our customers, the profitability of our business and resulting cash flows could be adversely affected.

Lead time and the cost of our products could increase if we were to suddenly lose a few of our primary suppliers.

If, for any reason, our primary suppliers of steel, aluminum, resins, or other materials should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. Our top ten suppliers accounted for 27% of our purchases during 2013. We could be significantly and adversely affected if delivery were disrupted from a major supplier or several suppliers. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our results, profitability, and cash flow.

Increases in energy and freight prices would increase our operating costs and we may be unable to pass all these increases on to our customers in the form of higher prices for our products. We use energy to manufacture and transport our products. In particular, our plants use considerable amounts of electricity and our freight expenses include the cost of fuel to operate trucks. Our operating costs increase if energy costs rise. Although we do not believe we have experienced materially higher energy costs as a result of new or more stringent environmental regulations of our energy suppliers, such regulations could increase the cost of generating energy that is passed on to us. We do not hedge our exposure to higher prices via energy futures contracts. During periods of higher freight and energy costs, we may not be able to recover our operating cost increases through customer price increases without reducing demand for our products. Increases in energy prices may reduce our profitability and cash flows if we are unable to pass all the increases on to our customers through higher selling prices.

We may not be able to identify, manage, and integrate future acquisitions successfully and, if we are unable to do so, we are unlikely to sustain growth in net sales or profitability and our ability to repay our outstanding indebtedness may decline.

Historically, we have grown through a combination of internal growth plus external expansion through acquisitions such as the acquisitions made during the last three years. Although we intend to actively pursue our growth strategy in the future, we cannot provide any assurance that we will be able to identify appropriate acquisition candidates or, if we do, that we will be able to negotiate successfully the terms of an acquisition, finance the acquisition, or integrate the acquired business profitably into our existing operations. Integration of an acquired business could disrupt our business by diverting management away from other day-to-day operations and could result in liabilities that were not anticipated. Further, failure to integrate any acquisition successfully may cause significant operating inefficiencies and could adversely affect our profitability and our ability to repay our outstanding indebtedness. Consummating an acquisition could require us to raise additional funds through additional equity or debt financing. Additional debt financing would increase our interest expense and reduce our cash flow otherwise available to reinvest in our business and neither debt nor equity financing may be available on satisfactory terms when required.

We are subject to information system security risks and systems integration issues could disrupt our internal operations.

We are dependent upon information technology and networks in connection with a variety of business activities, including the distribution of information internally and also to our customers and suppliers. In addition, we collect and store significant amounts of confidential data and information. This information technology and data is subject to theft, damage, or interruption from a variety of sources, including but not limited to malicious computer code, such as worms, viruses and Trojan horses, security breaches, and defects in design. The implementation of new information technology solutions could lead to interruptions of information flow internally and to our customers and suppliers while the implementation project is being completed. We implemented new systems during the past three years at several business units. Various measures have been taken to manage our risks related to information system and network disruptions and to prevent attempts to gain unauthorized access through the internet to our information systems. Nevertheless, a security breach, system failure, or failure to integrate legacy systems of acquisitions or to implement new systems properly could negatively impact our operations and financial results. In addition, cyber attacks could threaten, or even impair, the integrity and value of our trade secrets and other sensitive intellectual property.

Our principal stockholders have the ability to exert significant influence in matters requiring a stockholder vote and could delay, deter, or prevent a change in control of the Company.

Approximately 6% of our outstanding common stock, including shares of common stock issuable under options and similar compensatory instruments granted which are exercisable, or which vested or will vest within 60 days, are owned by Brian J. Lipke, the Chairman of the Board and Chief Executive Officer of the Company, Eric R. Lipke, Neil E. Lipke, Meredith A. Lipke, and the estate of Curtis W. Lipke, all of whom are siblings, and certain trusts for the benefit of each of them and their families. As a result, the Lipke family has influence over all actions requiring stockholder approval, including the election of our board of directors. In deciding how to vote on such matters, the Lipke family may be influenced by interests that conflict with the interests of other shareholders.

We depend on our senior management team, and the unexpected loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior executive and divisional management teams. The unexpected loss of any of these individuals, or an inability to attract and retain additional personnel could prevent us from successfully executing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel other than Brian J. Lipke, our Chairman of the Board and Chief Executive Officer.

We could incur substantial costs in order to comply with, or to address any violations of, environmental laws.

Our operations and facilities are subject to a variety of federal, state, local, and foreign laws and regulations relating to the protection of the environment and human health and safety. Compliance with these laws and regulations sometimes involves substantial operating costs and capital expenditures, and any failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations including claims arising from the businesses and facilities that we have sold. We sometimes use hazardous and regulated substances such as petroleum products, hydraulic fluids, and solvents in our operations and are responsible for the proper handling, storage and disposal of hazardous materials and wastes. For certain businesses we have divested, we have provided limited indemnifications for environmental contamination to the successor owners. We have also acquired and continue to acquire businesses and facilities to add to our operations. While we sometimes receive indemnification for pre-existing environmental contamination, the party providing the indemnification may not have sufficient resources to cover the cost of any required measures. Certain facilities of ours have been in operation for many years and we may be liable for remediation of any contamination at our current or former facilities; or at off-site locations where wastes have been sent for disposal, regardless of fault or whether we, our predecessors or others are responsible for such contamination. We have been responsible for remediation of contamination at some of our locations and, while such costs have not been material to date, the cost of remediation of any newly-discovered contamination cannot be quantified, and we cannot assure you that it will not materially affect our profits or cash flows. Changes in environmental laws, regulations or enforcement policies, including without limitation new or more stringent regulations affecting greenhouse gas emissions or use of fossil fuels, could have a material adverse effect on our business, financial condition, or results of operations.

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

In addition, approximately 14% of our own employees are represented by unions through various collective bargaining agreements. None of our current collective bargaining agreements are scheduled to expire until June 30, 2016. It is likely that our unionized employees will seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption or on terms favorable to us. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations, and cash flow.

Our operations are subject to seasonal fluctuations that may impact our cash flow.

Our net sales are generally lower in the first and fourth quarters primarily due to reduced activity in the building industry due to inclement weather. In addition, quarterly results may be affected by the timing of shipments of large customer orders. Therefore, our cash flow from operations may vary from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may not be able to service our indebtedness or maintain covenant compliance. A default under any of our indebtedness could prevent us from borrowing additional funds, limit our ability to pay interest or principal and allow our senior secured lenders to enforce their liens against our assets securing our indebtedness to these senior secured lenders.

Economic, political, and other risks associated with foreign operations could adversely affect our financial results.

Although the large majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in other countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 11% of our consolidated net sales during the year ended December 31, 2013. We have facilities in Canada, England, and Germany. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities. The risks of doing business in foreign countries include deterioration of foreign economic conditions, uncertainty over the stability of the Eurozone, the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in governmental policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply, and changes in duties or taxes. Adverse changes in any of these risks could adversely affect our net sales, results of operations, and cash flows.

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results.

Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from severe weather events such as hurricanes, floods, blizzards, from casualty events, such as fires or material equipment breakdown, from acts of terrorism, from epidemic or pandemic disease, or from other events such as required maintenance shutdowns, could cause interruptions to our businesses as well as the operations of our customers and suppliers. Such interruptions could have an adverse effect on our operations and financial results.

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

Our principal executive office and headquarters is located in Buffalo, New York, in a leased facility. As of December 31, 2013, we operated 36 facilities in the U.S., five in Canada, and two in Europe of which 26 were leased and 17 were owned. We believe the facilities we operate and their equipment are effectively utilized, well maintained, in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. Our broad North American and European network is well maintained and our sites are located to optimize customer service, market requirements, distribution capability and freight costs. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

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

As of December 31, 2013 there were 125 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company’s common stock is traded in the over-the-counter market and quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROCK.” The following table sets forth the high and low sale prices per share for the Company’s common stock for each quarter of 2013 and 2012 as reported on the NASDAQ Stock Exchange.

	2013		2012
	High	Low	High	Low
Fourth Quarter	$18.59	$13.73	$16.00	$11.96
Third Quarter	$16.55	$12.85	$13.78	$9.03
Second Quarter	$19.05	$14.47	$15.75	$9.10
First Quarter	$18.70	$15.05	$17.44	$13.08

The Company did not declare cash dividends during the years ended December 31, 2013 and 2012. Cash dividends are declared at the discretion of the Company’s Board of Directors. The Board of Directors determines to pay dividends based upon such factors as the Company’s cash flow, financial condition, capital requirements, debt covenant requirements, and other relevant conditions.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2013 concerning securities authorized for issuance under the Company’s stock option plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Equity Compensation Plans Approved by Security Holders	622,124	$15.48	604,761

Total	622,124	$15.48	604,761

[1]	Consists of the Gibraltar Industries, Inc. 2005 Equity Incentive Plan (the Plan). Note 11 of the Company’s audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides additional information regarding the Plan and securities issuable upon exercise of options. All currently effective equity compensation plans have been approved by the Company’s shareholders.

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

The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2013. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2008 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data

(in thousands, except per share data)

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2013 have been derived from the Company’s audited financial statements as restated for discontinued operations. The selected historical consolidated financial data presented in Item 6 are qualified in their entirety by, and should be read in conjunction with, the Company’s audited consolidated financial statements and notes thereto contained in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009

Net sales	$827,567	$790,058	$766,607	$637,454	$639,076
Intangible asset impairment	$23,160	$4,628	$—	$76,964	$60,098
Income (loss) from operations	$21,480	$40,261	$36,158	$(72,642)	$(37,061)
Interest expense	$22,489	$18,582	$19,363	$19,714	$21,433
(Loss) income before taxes	$(832)	$22,167	$16,885	$(92,279)	$(58,183)
Provision for (benefit of) income taxes	$4,797	$9,517	$7,669	$(16,923)	$(18,611)
(Loss) income from continuing operations	$(5,629)	$12,650	$9,216	$(75,356)	$(39,572)

(Loss) income from continuing operations per share – Basic	$(0.18)	$0.41	$0.30	$(2.49)	$(1.31)
Weighted average shares outstanding – Basic	30,930	30,752	30,507	30,303	30,135

(Loss) income from continuing operations per share – Diluted	$(0.18)	$0.41	$0.30	$(2.49)	$(1.31)
Weighted average shares outstanding – Diluted	30,930	30,857	30,650	30,303	30,135

Current assets	$322,400	$267,238	$268,854	$242,377	$252,125
Current liabilities	$119,913	$117,585	$128,424	$100,118	$109,016
Total assets	$894,162	$883,674	$872,055	$810,890	$974,942
Total debt	$214,007	$207,803	$207,163	$207,197	$257,282
Shareholders’ equity	$471,749	$476,822	$459,936	$440,853	$528,226

Capital expenditures	$14,940	$11,351	$11,552	$8,362	$9,791
Depreciation	$20,478	$19,673	$19,872	$18,797	$18,034
Amortization	$6,572	$6,671	$6,309	$5,167	$5,187

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Gibraltar is a leading manufacturer and distributor of products that provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges and a wide-variety of other structures. These products include roof and foundation ventilation products, mail and package storage products, rain dispersion products and roofing accessories, fabricated bar grating, expanded and perforated metal, plus expansion joints and structural bearings for roadways and bridges.

We serve customers primarily throughout North America and Europe, and, to a lesser extent, in Asia, Africa, Australia, and Central and South America. Our customers include major home improvement retailers, wholesalers, and industrial distributors and contractors. As of December 31, 2013, we operated 43 facilities in 23 states, Canada, England, and Germany, which includes 32 manufacturing facilities and eight distribution centers, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.

The Company operates and reports its results in the following two operating segments, entitled “Industrial and Infrastructure Products” and “Residential Products”.

Our Industrial and Infrastructure Products segment focuses on a variety of markets including discrete and process manufacturing, highway and bridge construction, energy and power generation. This segment’s products are distributed through industrial, commercial and transportation contractors, industrial distributors and original equipment manufacturers.

Our Residential Products segment focuses on the new residential housing construction and residential repair and remodeling activity. Its products are sold through major retail home centers, building material wholesalers, buying groups, roofing distributors, and residential contractors.

Our strategy is to position Gibraltar as a low-cost provider and market share leader in product areas that offer the opportunity for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of the products we offer. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international industrial and infrastructure markets to strengthen our product leadership positions.

The end markets served by our business are subject to economic conditions that are influenced but are not limited to interest rates, commodity costs, demand for residential construction, and the level of non-residential construction and infrastructure projects and demand for related repair and remodeling. End market conditions in 2013 overall were equivalent to those in 2012, as the Company was still impacted by historically low levels of activity in its core markets. Although unevenly improving over the past few years, many economic indicators, such as residential housing starts, non-residential construction starts, industrial shipments and home repair and remodeling activity, continue to remain at levels well below long-term averages.

In response to these market conditions, we have restructured our operations, including the closing and consolidation of facilities, resulting in reductions in employees and overhead costs, and managed the business to generate cash. Investments in ERP systems have enabled us to react better to fluctuations in commodity costs and customer demand, thus improving margins, along with curtailing our investments in inventory. We have used these positive cash flows to maintain lower levels of debt and improve our liquidity position.

Recent Developments

In September 2013, Gibraltar purchased the assets of a Nevada based supplier and leading distributor of solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition. The fair value of the aggregate purchase consideration for the assets acquired was $7,454,000. The investment was funded through cash on hand and the recording of a performance related payable due in 2015.

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

Gibraltar purchased the assets of four businesses in separate transactions during 2012. The acquired product lines complement and expand the Company’s product portfolio and customer base in four key U.S. and Canadian end markets:

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2013		2012
Net sales	$827,567	100.0%	$790,058	100.0%
Cost of sales	669,470	80.9%	640,498	81.1%

Gross profit	158,097	19.1%	149,560	18.9%
Selling, general, and administrative expense	113,457	13.7%	104,671	13.2%
Intangible asset impairment	23,160	2.8%	4,628	0.6%

Income from operations	21,480	2.6%	40,261	5.1%
Interest expense	22,489	2.7%	18,582	2.4%
Other income	(177)	0.0%	(488)	-0.1%

(Loss) income before taxes	(832)	-0.1%	22,167	2.8%
Provision for income taxes	4,797	0.6%	9,517	1.2%

(Loss) income from continuing operations	(5,629)	-0.7%	12,650	1.6%
Loss from discontinued operations	(4)	0.0%	(5)	0.0%

Net (loss) income	$(5,633)	-0.7%	$12,645	1.6%

The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Change Due To
	2013	2012	Total Change	Acquisitions	Operations
Net sales:
Residential Products	$392,399	$373,769	$18,630	$10,514	$8,116
Industrial and Infrastructure Products	435,168	416,289	18,879	41,923	(23,044)

Consolidated	$827,567	$790,058	$37,509	$52,437	$(14,928)

Net sales increased by $37.5 million, or 4.7%, to $827.6 million for 2013 from net sales of $790.1 million for 2012. The increase from prior year was primarily the result of incremental sales generated by four acquisitions, three of which were completed in the latter part of the fourth quarter of 2012 and one completed in September 2013. These acquisitions contributed additional net sales of $52.4 million, or 6.6%, for 2013. Net sales from businesses operating in both periods decreased 1.9% or $14.9 million, the result of a 2.8% decrease in pricing to customers offset by a 0.9% increase in volume. The lower selling prices were primarily the result of a decline in commodity costs for steel and meeting selective competitive situations.

Net sales in our Residential Products segment increased 5.0%, or $18.6 million to $392.4 million in 2013 compared to $373.8 million in 2012. The increase from prior year was primarily the result of incremental sales generated by two acquisitions, one completed in the latter part of the fourth quarter of 2012 and one completed in September 2013. These acquisitions contributed additional net sales of $10.5 million, or 2.8%, for 2013. Net sales from businesses operating in both periods increased 2.2% or $8.1 million, the result of a 2.9% increase in volume partially offset by 0.7% decrease in pricing to customers. The increase was largely the result of growth in demand for our products sold into the new residential construction market, partially offset by declines in volume from home repair and remodeling activities. Our increased volumes in the new construction market include the growing demand for our centralized mail and parcel storage solutions, designed for apartments and condominiums.

Net sales in our Industrial and Infrastructure Products segment increased 4.5%, or $18.9 million to $435.2 million in 2013 compared to $416.3 million in 2012. The increase from prior year was primarily the result of incremental sales generated by two acquisitions which were completed in the latter part of the fourth quarter of 2012. These acquisitions contributed additional net sales of $41.9 million, or 10.1%, for 2013. Net sales from businesses operating in both periods decreased 5.5% or $23.0 million, the result of a 4.6% decrease in pricing to customers and a 0.9% decrease in volume. The lower selling prices were primarily the result of a decline in commodity costs for steel and meeting selective competitive situations. While volumes increased in our domestic industrial products, the increase was more than offset by declines in volume in our European markets, the continued result of weak economic conditions in that region.

The increase in net sales was the principal factor that contributed to the increase in our gross margin to 19.1% for 2013 compared to 18.9% for 2012. Contributing to the gross margin was a lower amount of restructuring and inventory charges in 2013 compared to last year of $1.2 million and $2.2 million, respectively. 2012 included costs to consolidate certain of our West Coast locations with similar products and market characteristics and was largely completed by early 2013. Partially offsetting the favorable comparison on restructuring costs was a less favorable alignment of material costs to customer selling prices for our industrial products in the current year, the result of declining raw material costs for the current year compared to the prior year and competitive pressures on pricing.

Selling, general, and administrative (SG&A) expenses increased by $8.8 million, or 8.4%, to $113.5 million for 2013 from $104.7 million for 2012. The $8.8 million increase was the result of $6.2 million of SG&A expense from acquired businesses and an increase in variable performance based compensation of $2.0 million. SG&A expenses as a percentage of net sales increased to 13.7% for 2013 compared to 13.2% for 2012.

During the third quarter of 2013, due to changes in the estimated fair value of certain reporting units resulting from decreases in their projected sales, profits and cash flow, we recognized intangible asset impairment charges of $23.2 million. The largest portion of the impairment was $21.3 million related to intangibles in our European-based business. In 2012, due to changes in the estimated fair value of a certain reporting unit resulting from a decrease in sales projections, along with continued underperformance in the operations of that reporting unit, we recognized intangible asset impairment charges of $4.6 million.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

				Change Due To
	2013	2012	Total Change	Intangible Impairment	Operations
Income from operations:
Residential Products	$34,965	$23,902	$11,063	$3,628	$7,435
Industrial and Infrastructure Products	7,169	34,634	(27,465)	(22,160)	(5,305)
Unallocated Corporate Expenses	(20,654)	(18,275)	(2,379)	—	(2,379)

Consolidated	$21,480	$40,261	$(18,781)	$(18,532)	$(249)

	2013	2012	Total Change
Income from operations as a percentage of sales:
Residential Products	8.9%	6.4%	2.5%
Industrial and Infrastructure Products	1.6%	8.3%	(6.7)%
Consolidated	2.6%	5.1%	(2.5)%

Our Residential Products segment generated an operating margin of 8.9% during 2013 compared to an operating margin of 6.4% during 2012. Excluding the impairment charges of $1.0 million for 2013 and $4.6 million for 2012, the Residential Products segment generated operating income of $36.0 million in 2013 compared to $28.5 million for 2012, an increase of $7.5 million, or 26.3%. While the segment had a modest increase resulting from acquisitions, the majority of the increase resulted from improved performance from our West Coast operations leading to lower restructuring and inventory charges in the 2013 period compared to last year. The 2012 period included costs to consolidate certain of our West Coast locations with similar products and market characteristics and was largely completed by early 2013.

Our Industrial and Infrastructure Products segment generated an operating margin of 1.6% during 2013 compared to an operating margin of 8.3% during 2012. Excluding the 2013 impairment charges of $22.2 million, the Industrial and Infrastructure segment generated operating income of $29.3 million in 2013 compared to operating income of $34.6 million for 2012, a decrease of $5.3 million, or 15.3%. Despite an increase in operating income due to acquisitions, this increase was more than offset by a less favorable alignment of material costs to customer selling prices.

Corporate expenses increased $2.4 million, or 13.0% for 2013 from $18.3 million for 2012 to $20.7 million for 2013. The increase was primarily the result of an increase in variable performance based compensation of $2.6 million due to stronger performance of the Company’s stock price which increased the value of deferred salary and previously earned bonuses.

Interest expense increased $3.9 million to $22.5 million from $18.6 million for 2013. The significant increase in expense resulted from the redemption of the $204.0 million of the 8% Notes in the first quarter of 2013. In connection with this transaction, the Company recorded a charge of approximately $7.2 million, which included $3.7 million for the prepayment premium paid to holders of the 8% Notes, $2.2 million to write-off deferred financing fees and $1.3 million for the unamortized original issue discount related to the 8% Notes. The $7.2 million charge was partially offset by lower interest expense of approximately $3.4 million resulting from the lower coupon rate on the $210.0 million 6.25% Notes issued in the first quarter of 2013 as compared to the 8% Notes. During 2013 and 2012, no amounts were outstanding under our revolving credit facility.

We recognized a provision for income taxes of $4.8 million for 2013, an effective tax rate of -576.6%, compared with a provision for income taxes of $9.5 million, an effective rate of 42.9% for 2012. The difference between the Company’s recorded charge for 2013 and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to the tax impact of the non-deductible goodwill impairment recognized during the year and state taxes. This impact is partially offset by the reversal of a $2.3 million valuation allowance for certain state deferred tax assets. The valuation reversal includes operating losses that were no longer needed based on three years of cumulative profit and can be applied toward current and future earnings. The effective tax rate for 2012 exceeded the U.S. federal statutory rate due to state taxes and non-deductible permanent differences, including the effect of a non-deductible intangible asset impairment charge.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2012		2011
Net sales	$790,058	100.0%	$766,607	100.0%
Cost of sales	640,498	81.1%	621,492	81.1%

Gross profit	149,560	18.9%	145,115	18.9%
Selling, general, and administrative expense	104,671	13.2%	108,957	14.2%
Intangible asset impairment	4,628	0.6%	—	0.0%

Income from operations	40,261	5.1%	36,158	4.7%
Interest expense	18,582	2.4%	19,363	2.5%
Other income	(488)	-0.1%	(90)	0.0%

Income before taxes	22,167	2.8%	16,885	2.2%
Provision for income taxes	9,517	1.2%	7,669	1.0%

Income from continuing operations	12,650	1.6%	9,216	1.2%
(Loss) income from discontinued operations	(5)	0.0%	7,307	1.0%

Net income	$12,645	1.6%	$16,523	2.2%

The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Change Due To
	2012	2011	Total Change	Acquisitions	Operations
Net sales:
Residential Products	$373,769	$371,612	$2,157	$7,508	$(5,351)
Industrial and Infrastructure Products	416,289	394,995	21,294	21,598	(304)

Consolidated	$790,058	$766,607	$23,451	$29,106	$(5,655)

Net sales increased by $23.5 million, or 3.1%, to $790.1 million for 2012 from net sales of $766.6 million for 2011. The increase from the prior year was primarily the result of incremental sales generated by the two acquisitions completed in the second quarter of 2011 which contributed $25.0 million or 3.3% of the increase in net sales for 2012. Acquisitions completed in 2012 contributed additional net sales of $4.1 million or an increase of 0.5%. Net sales from businesses operating in both periods decreased 0.7% or $5.7 million, the result of a 1.4% decrease in pricing to customers offset by a 0.7% increase in volume.

Net sales in our Residential Products segment increased 0.6%, or $2.2 million to $373.8 million in 2012 compared to $371.6 million in 2011. The increase from prior year was largely the result of incremental sales generated by an acquisition completed in the second quarter of 2011. This acquisition contributed additional net sales of $7.5 million, or 2.0%, for 2012. Net sales from businesses operating in both periods decreased 1.4% or $5.4 million, the result of a 1.1% decrease in pricing to customers and a 0.4% decrease in volume. The lower selling prices were primarily the result of a decline in commodity costs for steel and aluminum and meeting selective competitive situations. Increases in products sold in the majority of our geographic markets, were offset by declines in volume sold in the West Coast residential market. Lower demand for roofing materials resulting from unusually dry weather and lower storm activity in 2012 contributed to the lower volumes.

Net sales in our Industrial and Infrastructure Products segment increased 5.4%, or $21.3 million to $416.3 million in 2012 compared to $395.0 million in 2011. The increase from prior year was largely the result of incremental sales generated by an acquisition completed in the second quarter of 2011 along with two acquisitions completed in 2012. These acquisitions contributed additional net sales of $21.6 million, or 5.5%, for 2012. Net sales from businesses operating in both periods were essentially unchanged, the result of a 1.7% increase in volume equally offset by a 1.7% decrease in pricing to customers. The lower selling prices were primarily the result of a decline in commodity costs for steel and meeting selective competitive situations. While volumes increased in our domestic industrial products, the increase was partially offset by weak economic conditions in Europe which suppressed demand for our industrial and vehicle filtration products.

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

Selling, general, and administrative (SG&A) expenses decreased by $4.3 million, or 3.9%, to $104.7 million for 2012 from $109.0 million for 2011. The $4.3 million decrease was the net result of a $3.3 million decrease in equity compensation, $2.7 million in cost reductions due to consolidation of facilities, a $1 million decrease in other variable incentive compensation and in restructuring and acquisition related costs from 2011. The decreases were partially offset by an increase of $4.5 million in SG&A expense as a result of businesses acquired in 2012 and from having a full year of SG&A expenses from businesses acquired in 2011. SG&A expenses as a percentage of net sales decreased to 13.2% for 2012 compared to 14.2% for 2011.

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

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

				Change Due To
	2012	2011	Total Change	Intangible Impairment	Operations
Income from operations:
Residential Products	$23,902	$32,304	$(8,402)	$(4,628)	$(3,774)
Industrial and Infrastructure Products	34,634	26,198	8,436	—	8,436
Unallocated Corporate Expenses	(18,275)	(22,344)	4,069	—	4,069

Consolidated	$40,261	$36,158	$4,103	$(4,628)	$8,731

	2012	2011	Total Change
Income from operations as a percentage of sales:
Residential Products	6.4%	8.7%	(2.3)%
Industrial and Infrastructure Products	8.3%	6.6%	1.7%
Consolidated	5.1%	4.7%	0.4%

Our Residential Products segment generated an operating margin of 6.4% during 2012 compared to a operating margin of 8.7% during 2011. Excluding the 2012 impairment charges of $4.6 million, the Residential segment generated operating income of $28.5 million compared to operating income of $32.3 million for 2011, a decrease of $3.8 million, or 11.8%. The decrease primarily resulted from higher restructuring and inventory charges in 2012 compared to 2011. The 2012 period included costs to consolidate certain of our West Coast locations with similar products and market characteristics.

Our Industrial and Infrastructure Products segment generated an operating margin of 8.3% during 2012 compared to an operating margin of 6.6% during 2011. The increase was the result of cost reductions due to consolidation of facilities in the prior year along with lower restructuring and acquisition related costs from 2011. This increase was partially offset by higher SG&A expense as a result of businesses acquired in 2012 and from having a full year of SG&A expenses from businesses acquired in 2011.

Corporate expenses decreased $4.1 million, or 18.2% for 2012 from $22.3 million for 2011 to $18.3 million for 2012. The decrease was the result of a decrease in variable performance based compensation of $3.0 million and lower acquisition costs of approximately $1.0 million.

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

Outlook

The latest industry indexes and economic indicators point toward varying degrees of improvement across our end market spectrum for 2014. We are working on a range of internal growth initiatives to leverage these underlying trends. Our goal is to continue making evolutionary changes in our product lines that keep them fresh and differentiated in the marketplace. At the same time, we believe our recent operational initiatives position the Company for another year of increased bottom-line improvement in 2014. We are now reaping benefits of last year’s West Coast consolidation as we continue to reduce costs and enhance operational efficiencies across that business.

As a result, we now expect to deliver sales growth between 4% and 7% in 2014, led by momentum in residential demand, while increases in demand for our industrial and infrastructure products are expected to be weighted toward the second half of the year. With modest margin expansion on full year sales growth, we expect diluted earnings per share for 2014 in the range of $0.73 to $0.87 which compares to a net loss per share of $0.18 reported for 2013. In the short-term, we expect the results for the first quarter of 2014 to be slightly less favorable due to harsh weather slowing residential construction activity and continued weakness in the industrial and transportation infrastructure markets.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while continuing to focus on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. We have successfully generated positive cash flows from operating activities during the past three years which have funded our capital requirements and assisted in the funding of our recent acquisitions as noted below in the “Cash Flows” section of Item 7 of this Annual Report on Form 10-K. We generated positive operating cash flows during these periods despite the continued challenging economic conditions our business faced. In the future, we expect to continue profitable growth and sustain strong working capital management which will generate positive operating cash flow.

On October 11, 2011, we entered into the Senior Credit Agreement which includes a $200 million revolving credit facility and provides Gibraltar with access to capital and improved financial flexibility. As of December 31, 2013, our liquidity of $199.8 million consisted of $97.0 million of cash and $102.8 million of availability under our revolving credit facility as compared to liquidity of $164.8 million as of December 31, 2012. We believe that availability of funds under our Senior Credit Agreement together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2013, our foreign subsidiaries held $21.2 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through transactions similar to our 2012 acquisition of the Western Canadian bar grating business. Repatriation of this cash for domestic purposes could result in significant tax consequences.

Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Potential acquisitions are evaluated on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets, and customers and improve shareholder value. Our 2012 and 2013 acquisitions were funded by cash on hand, while the 2011 acquisitions of D.S. Brown and Award Metals were financed through the use of cash on hand and debt available under our revolving credit facility.

Cash Flows

The following table sets forth selected cash flow data for the years ended December 31 (in thousands):

	2013	2012
Cash provided by (used in):
Operating activities of continuing operations	$60,304	$50,232
Investing activities of continuing operations	(7,866)	(55,763)
Financing activities of continuing operations	(2,689)	(1,173)
Discontinued operations	(9)	(151)
Effect of exchange rate changes	(729)	766

Net increase (decrease) in cash and cash equivalents	$49,011	$(6,089)

During the year ended December 31, 2013, net cash provided by continuing operations totaled $60.3 million, primarily driven by non-cash charges totaling $63.5 million that included depreciation, amortization, deferred income taxes, stock compensation, and an intangible asset impairment, partially offset by loss from continuing operations of $5.6 million. Net cash provided by continuing operations for 2012 was $50.2 million and was primarily driven by income from continuing operations of $12.7 million and $40.8 million from non-cash charges including depreciation, amortization, deferred income taxes, stock compensation, and an intangible asset impairment.

During the year ended December 31, 2013, the Company modestly reduced its investment in working capital and other net assets from December 31, 2012 resulting in $2.4 million of cash inflow. Cash flow invested in working capital and other net assets included $8.4 million increase accrued liabilities partially offset by a $5.0 million increase in inventory and $1.0 million increase in accounts receivable. The increase in accrued liabilities was largely due to increases in long term equity incentive plans resulting from the stronger performance of the Company’s stock price in 2013. Inventory levels increased at year-end primarily due to opportunistic material purchases. The modest increase in accounts receivable was the result of higher net sales in the fourth quarter of 2013 compared to 2012.

Net cash used in investing activities of continuing operations for 2013 of $7.9 million primarily consisted of $5.5 million for the 2013 acquisition of solar-powered ventilation assets and $14.9 million of capital expenditures, partially offset by the sale of a property. Net cash used in investing activities of continuing operations for 2012 of $55.8 million consisted primarily of $45.1 million of acquisitions and capital expenditures of $11.4 million.

Net cash used in financing activities for 2013 of $2.7 million was primarily the result of redemption of the $204.0 million 8% Notes along with the $3.7 million payment of the note redemption fees and $3.9 million in payments of deferred financing fees. These cash outflows were offset by proceeds from the issuance of the 6.25% Notes. Net cash used in financing activities for 2012 of $1.2 million primarily consisted of $1.0 million of treasury stock repurchases related to the net settlement of vested stock awards and repayments of $0.5 million on long-term debt.

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

As of December 31, 2013, we had $102.8 million of availability under the Senior Credit Agreement and outstanding letters of credit of $12.8 million. Only one financial covenant is contained within the Senior Credit Agreement, which requires us to maintain a fixed charge ratio (as defined in the agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis at the end of each quarter. As of December 31, 2013, we were in compliance with the minimum fixed charge coverage ratio covenant. Management expects to be in compliance with the fixed coverage ratio covenant throughout the next twelve months. No amounts were outstanding under our revolving credit facility during 2013 or 2012.

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

Contractual Obligations

The following table summarizes by category our Company’s expected future cash outflows associated with contractual obligations in effect at December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Fixed rate debt	$210,009	$9	$—	$—	$210,000
Interest on fixed rate debt	92,969	13,125	26,250	26,250	27,344
Operating lease obligations	44,664	11,314	15,793	10,431	7,126
Pension and other post-retirement payments	8,910	996	1,708	1,480	4,726
Management stock purchase plan [1]	6,527	1,446	2,173	1,986	922
Variable rate debt (including interest) [2]	4,032	406	810	808	2,008
Performance stock unit awards	3,562	—	3,562	—	—
Other	1,864	—	1,864	—	—

Total	$372,537	$27,296	$52,160	$40,955	$252,126

[1]	Includes amounts due to retired participants of the Management Stock Purchase Plan (MSPP). Excludes the future payments due to active participants of the MSPP, which represents a liability of $9.3 million as of December 31, 2013. Future payments to active participants cannot be accurately estimated as we are uncertain of when active participants’ service to the Company will terminate.
[2]	Calculated using the interest rate in effect of 6.14% at December 31, 2013.

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

Valuation of Accounts Receivable

Our accounts receivable represent those amounts that have been billed to our customers but not yet collected. As of December 31, 2013 and 2012, allowances for doubtful accounts of $4.8 million and $4.5 million were recorded, respectively, or approximately 5% of gross accounts receivable for both periods. We record an allowance for doubtful accounts based on the portion of those accounts receivable that we believe are potentially uncollectible based on various factors, including experience, creditworthiness of customers, and current market and economic conditions. If the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Changes in judgments on these factors could impact the timing of costs recognized.

Valuation of Inventories

We record our inventories at the lower of cost or market. We determine the cost basis of our inventory on a first-in, first-out basis using a standard cost methodology that approximates actual cost. On a regular basis, we calculate an estimated market value of our inventory, considered to be the prevailing selling price for the inventory less the cost to complete and sell the product. We compare the current carrying value of our inventory to the estimated market value to determine whether a reserve to value inventory at the lower of cost or market is necessary. We recorded insignificant charges during the three year period ended December 31, 2013 to value our inventory at the lower of cost or market.

We regularly review inventory on hand and record provisions for excess, obsolete, and slow-moving inventory based on historical and current sales trends. We recorded reserves for excess, obsolete, and slow-moving inventory of $5.6 million and $4.9 million as of December 31, 2013 and 2012, respectively, or approximately 5% and 4% of gross inventories for 2013 and 2012, respectively. Changes in product demand and our customer base may affect the value of inventory on hand, which may require higher provisions for obsolete inventory.

Accounting for Acquired Assets and Liabilities

When we acquire a business, we allocate the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. We record any premium over the fair value of net assets acquired as goodwill. Significant judgment is necessary to determine the fair value of the purchase price, especially when the transaction includes an earn-out provision such as the earn-out provision included in our 2013 acquisition. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. The way we characterize the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained below. With respect to determining the fair value of the purchase price, the most subjective estimates involve valuations of contingent consideration. We engage valuation specialists to assist in the determination of the fair value of contingent consideration. Key assumptions used to value the contingent consideration include future projections and discount rates.

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

The following summarizes the amount of purchase price allocated to property, plant, and equipment, identifiable intangible assets, and goodwill for the acquisition completed in 2013 (in millions):

Initial Purchase Price	Property, Plant, and Equipment	Identified Intangible Assets	Goodwill	Working Capital
$7.5	$0.1	$2.2	$2.5	$2.7

Due to the subjectivity inherent in determining the fair value of long-lived assets and the significant number of acquisitions we have completed, we believe the allocation of purchase price to acquired assets and liabilities is a critical accounting policy.

Impairment of Depreciable and Amortizable Long-lived Assets

We test long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable and exceed their fair value. The following summarizes the value of long-lived assets subject to impairment testing when events or circumstances indicate potential impairment as of December 31, 2013 (in millions):

Property, plant, and equipment, net	$131.8
Acquired intangibles with useful lives	$46.1
Other assets	$7.1

Impairment exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by discounted cash flow method, an independent market appraisal of the asset, or another acceptable valuation technique. We recognized impairment charges for property, plant, and equipment as a result of restructuring activities of $1.6 million and $2.0 million during the years ended December 31, 2013 and 2012, respectively.

Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing

Our goodwill and indefinite-lived intangible asset balances of $341.2 million and $45.7 million as of December 31, 2013, respectively, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill for impairment at the reporting unit level. We identify our reporting units by assessing whether the components of our company constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. During 2013, we identified eleven reporting units in total, of which ten units have goodwill at the beginning of the fiscal year. The number of reporting units increased in the current year from ten to eleven due to the acquisition of a unit during the fourth quarter of 2012, subsequent to conducting our annual impairment test as of October 31, 2012.

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

Step one of the impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is determined using two valuation techniques: an income approach and a market approach.

The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted average cost of capital (WACC) used to discount future cash flows. The WACC is calculated based upon the capital structure of nine market participants in the Company’s peer group.

The market approach consisted of applying the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiple to the forecasted EBITDA to be generated in the next two years. The market approach also relied on the same significant assumptions used in the discounted cash flow model, consisting of revenue growth rates and profit margins based on internal forecasts and the EBITDA multiple selected from an analysis of peer companies. Similar to the WACC analysis, we assessed the risk of each reporting unit achieving its forecasts with consideration given to how each reporting unit has performed historically compared to forecasts.

Interim Intangible Asset Impairment Testing

During 2013, we concluded that no indicators of impairment existed during the first and second quarters of the year. However, during the third quarter of 2013, we significantly revised our forecast to reflect lower revenue and operating margin expectations for the Company in 2013. As a result, we concluded there was an indicator of impairment requiring an interim impairment test for four of our eleven identified reporting units. The four reporting units identified generated revenues and operating results greater than 10% below the forecasted results for the year as of August 31, 2013. As such, we conducted the interim impairment test as of August 31, 2013. In 2012 and 2011, no indicators of impairment were identified during any interim periods; therefore, no interim tests were performed for those years.

Using the two valuation techniques: an income approach and a market approach, the following table summarizes the WACC and EBITDA multiple ranges calculated and employed during the interim goodwill impairment tests performed during the third quarter of 2013:

Date of Impairment Test	WACC
August 31, 2013	12.9% to 13.4%

EBITDA Multiple
August 31, 2013
2013 EBITDA forecast	9.8 to 10.6
2014 EBITDA forecast	5.9 to 6.6

For the four reporting units tested at interim, we determined that one of the reporting units, the Company’s sole business in Europe had a carrying value in excess of the fair value due to decreased revenue projections affected by recessionary economic conditions. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. The step two analysis relied on a number of significant assumptions to determine the fair value of the reporting unit’s net assets, including intangible assets. The fair value of intangible assets was determined using standard valuation methodologies including the “relief-from-royalty” method and “excess earnings” method. These methods primarily employed the use of future cash flows to determine the fair value of the applicable intangible assets. The future cash flows used to determine the fair vales of these intangible assets were derived from step one of the goodwill impairment analysis as described above. The discount rate used in the valuation of intangible assets was derived from the WACC used in step one of the goodwill impairment analysis. Based on the analysis described above, we concluded the assumptions underlying step two of our impairment analysis were reasonable and appropriate. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting unit was less than its carrying value by $21,040,000 for which an impairment charge was recorded as of September 30, 2013.

The Company identified one reporting unit with a carrying value in excess of fair value in step one of the interim goodwill impairment test which resulted in a goodwill impairment charge as described above. While any individual assumption could differ from those that we used, we believe the overall fair values of our reporting units are reasonable as the values are derived from a mix of reasonable assumptions. However, had we used discount rates that were 200 basis points higher than those we assumed, one of the reporting units would have failed step one.

The Company also recognized impairment charges of $2,454,000 related to trademark intangible assets during the third quarter of 2013. The impairment charges related to the trademarks were recognized as a result of the Company’s interim impairment test of indefinite-lived intangibles. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method.

Annual Impairment Testing

The Company performed its annual goodwill impairment test as of October 31, 2013, 2012, and 2011. The Company did not incur any additional impairment charges as a result of the October 31, 2013 annual test. The impairment charges recognized in 2012 resulted from the October 31 annual test. No impairment charges were incurred in 2011.

The 2013 annual impairment test examined all eleven reporting units and used similar valuation methodology (income and market approaches), and WACC calculation employed in the interim test. The Company based the WACC on similar market participants used in the interim test. Other assumptions used in the EBITDA multiples approach such as projected revenue growth and forecasted cash flows for the Company’s reporting units were also similar to those used during the interim test. A third party projection of peer companies’ earnings multiples, projected revenue growth, and forecasted cash flows were obtained for the analysis as well.

The following table summarizes the WACC and EBITDA multiple ranges used during the annual goodwill impairment tests performed during 2013 and 2012:

Date of Impairment Test	WACC
October 31, 2013	11.1% to 12.7%
October 31, 2012	10.7% to 13.1%

EBITDA Multiple
October 31, 2013
2013 EBITDA forecast	10.9 to 11.7
2014 EBITDA forecast	7.4 to 8.2

October 31, 2012
2012 EBITDA forecast	7.7 to 9.2
2013 EBITDA forecast	7.1 to 8.6

No reporting units had a carrying value in excess of fair value in step one of the 2013 annual goodwill impairment test. While any individual assumption could differ from those that we used, we believe the overall fair values of our reporting units are reasonable as the values are derived from a mix of reasonable assumptions. However, had we used discount rates that were 250 basis points higher than those we assumed, the fair value of one of the reporting units would have failed step one.

During our 2012 annual goodwill impairment test, we identified a reporting unit with a carrying value in excess of fair value due to decreased revenue projections. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting unit was less than its carrying value by $4,328,000 and was recorded as an impairment charge for the year ended December 31, 2012. No goodwill impairment charges were recorded in 2011 as a result of the annual test.

The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock decreases, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums, or other variables.

Analysis of results

The following table sets forth the amount of goodwill allocated to each reporting unit tested for goodwill impairment and the percentage by which the estimated fair value of each reporting unit exceeded its carrying value as of the October 31, 2013 goodwill impairment test (in thousands):

Reporting Unit	Goodwill Allocated to Reporting Unit as of January 1, 2013	Percentage By Which Estimated Fair Value Exceeds Carrying Value (c)	Additions to Goodwill(a)	Goodwill Impairment Charges(b)	Goodwill Allocated To Reporting Unit as of December 31, 2013
#1	$111,499	40%	$2,466	$—	$113,965
#2	94,010	15%	—	—	94,010
#3	46,198	30%	—	—	46,198
#4	27,332	122%	—	—	27,332
#5	22,808	77%	—	—	22,808
#6	19,569	27%	—	—	19,569
#7	8,256	79%	—	—	8,256
#8	5,603	41%	—	—	5,603
#9	3,589	251%	—	—	3,589
#10	20,398	N/A	—	(20,398)	—
#11	—	N/A	—	—	—

Total	$359,262		$2,466	$(20,398)	$341,330

(a)	During 2013, the Company purchased assets which were merged into the existing reporting unit. The excess consideration paid after allocating the purchase price to the assets acquired and liabilities assumed was recorded as goodwill at this reporting unit.
(b)	Charge recorded during third quarter impairment test.
(c)	No reporting units were deemed “at risk” which is defined as a percentage of less the 10% by which estimated fair value exceeds carrying value.

The October 31, 2013 goodwill impairment test includes significant assumptions. We analyzed third-party forecasts of housing starts and other macroeconomic indicators that impact each reporting unit to provide a reasonable estimate of revenue growth in future periods. We considered these forecasts in developing each reporting unit’s revenue growth rates over the next five years depending on the level of correlation between macroeconomic factors and net sales for each reporting unit. We concluded that this approach provided a reasonable estimate of long-term revenue growth and cash flows for each reporting unit.

Operating margins used to estimate future cash flows are based on margins generated during the past several years, adjusted for historical declines in both the residential housing markets and industrial and infrastructure markets, consolidation of facilities, cost reductions and restructuring activities enabling the business units to become more profitable as the economy continues to stabilize and recover. These actions led to increased costs and lower operating margins in the short term. Based on our understanding of these reporting units and the actions taken by management to restructure the businesses for improved growth and profitability, we concluded that the long-term cash flows forecasted for all of the Company’s reporting units were reasonable.

In addition to revenue growth and operating margin forecasts, the discounted cash flow model used to estimate the fair value of each reporting unit also uses assumptions for the amount of working capital needed to support each reporting unit. We forecasted stable to modest improvement in working capital management for future periods at each reporting unit based on past performance. Over the past few years we have significantly improved and maintained our working capital management through lean initiatives, efficiency improvements, and facility consolidations. Our days of working capital ratio was 65 for the year ended December 31, 2013. We believe continued improvement in our ability to manage working capital will allow us to increase the cash flow generated from each reporting unit.

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

As noted above, we used two commonly accepted valuation techniques to estimate a fair value for each reporting unit. The estimated fair value for each reporting unit was calculated using a weighted average between the calculated amounts determined under the income approach and the market approach. For both the interim and annual tests, we weighted the income approach more heavily (67%) as the technique uses a long-term approach that considers the expected operating profit of each reporting unit during periods where macroeconomic indicators are nearer historical averages. The market approach (33%) values the reporting units using forecasted 2013 and 2014 EBITDA values based on current economic conditions and takes a more short-term approach. We believe the income approach considers the expected recovery in the residential building market better than the market approach. Therefore, we concluded that the income approach more accurately estimated the fair value of the reporting units as it considers earnings potential during a longer term and does not use the short-term perspective used by the market approach. Accordingly, we concluded that the market participants who execute transactions to sell or buy a business in the current economic environment would place greater emphasis on the income approach.

The following table sets forth the Company’s estimated fair value and carrying value for each reporting unit as of October 31, 2013 (in thousands):

Reporting Unit	Estimated Fair Value	Carrying Value
#1	$135,321	$96,769
#2	215,391	187,876
#3	113,577	87,611
#4	82,167	37,086
#5	55,531	31,369
#6	22,122	17,381
#7	81,693	45,623
#8	18,566	13,210
#9	25,734	7,338
#10	16,486	13,117
#11	26,253	57,982
Corporate	(133,128)	(2,279)

Total	$659,713	$593,083

Net Debt		$123,523
Equity (Net Book Value)		469,560

Total		$593,083

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

In addition to the analyses described above, we performed a reconciliation of the total estimated fair values of the reporting units to our market capitalization as of October 31, 2013 to support the reasonableness of the fair value estimates used in our goodwill impairment test. The following calculation provides this reconciliation and the resulting control premium determined as of our October 31, 2013 impairment analysis (in thousands):

	Estimated Fair Value	Estimated Market Capitalization
Estimated Fair Value of Reporting Units	$659,713
Less: Net Debt as of October 31, 2013	(123,523)

Shares Outstanding as of October 31, 2013		30,698
Average Stock Price from October 11, 2013 to November 1, 2013		$15.07

Value of Equity	$536,190	$462,619

Control Premium			16%

Although the book value of equity exceeds our market capitalization, we deemed the control premium as of the October 31, 2013 impairment analysis to be reasonable based upon recent comparable transactions to acquire the control of similar businesses in our industry. Accordingly, we concluded the estimated fair value of each reporting unit was reasonably estimated.

Indefinite-Lived Intangibles

We test our intangible assets for impairment by comparing the fair value of the indefinite-lived intangible asset, determined using a discounted cash flow model, with its carrying amount. The assumptions used to determine the fair value of our indefinite-lived intangible assets are consistent with the assumptions employed in the determination of the fair values of our reporting units. An impairment loss would be recognized for the carrying amount in excess of its fair value. The Company recognized an impairment charge related to a trademark intangible asset during the interim test for 2013 and during the annual test for 2012. No impairments charges were recognized as a result of the October 31, 2011 annual impairment test. The fair value of the impaired intangible was determined using an income approach consisting of the excess earnings method.

Accounting for Income Taxes and Deferred Tax Assets and Liabilities

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowances. Our effective tax rates differ from the statutory rate due to the impact of permanent differences between income or loss reported for financial statement purposes and tax purposes, provisions for uncertain tax positions, state taxes, and income generated by international operations. Our effective tax rate was -577% for 2013. The difference between the Company’s recorded charge for 2013 and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to the tax impact of the non-deductible goodwill impairment recognized during the year and state taxes. The effective tax rates were 43%, and 45% for the years ended December 2012 and 2011, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Regarding deferred income tax assets, we maintained a valuation allowance of $0.3 million and $2.6 million as of December 31, 2013 and 2012, respectively, due to uncertainties related to our ability to utilize these assets, primarily consisting of state net operating losses and other deferred tax assets. The valuation allowances are based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, resulting in future tax benefits, such as the $2.3 million benefit recognized in the fourth quarter of 2013. Alternatively, if market conditions deteriorate further or future operating results do not meet expectations, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

It is our policy to classify estimated interest and penalties due to tax authorities as income tax. Insignificant amounts of interest and penalties were recognized in the provision for income taxes for the years ended December 31, 2013, 2012 and 2011. Additionally, we classify tax credits as a reduction to income tax expense.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based on the technical merits of each position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 31, 2013 and 2012, the liability for uncertain income tax positions was $1.7 million and $2.5 million, respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Related Party Transactions

A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. For the years ended December 31, 2013, 2012, and 2011, the Company incurred costs of $2.0 million, $1.5 million, and $1.8 million, respectively, for legal services from this firm. At December 31, 2013 and 2012, the Company had $296,000 and $530,000 recorded in accounts payable for amounts due to this law firm, respectively.

Effective September 30, 2013, Henning N. Kornbrekke, the former President and Chief Operating Officer, retired and entered into a consulting agreement with the Company. Through this agreement, he will serve as a consultant to the Company through December 2014 for a monetary fee of $10,000 per month.

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

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (Topic 830 Update). The amendments in Topic 830 Update require a company to release the cumulative translation adjustment into net income upon the loss of a controlling financial interest in a foreign subsidiary or group of assets. The amendments are effective prospectively beginning after December 15, 2013, and early adoption is permitted. The Company adopted Topic 830 Update 2013-05 prospectively in 2013 and its adoption does not have a material impact of the Company’s consolidated financial results.

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

Raw Material Pricing Risk

We are subject to market risk exposure related to volatility in the price of steel, aluminum, and resins. A significant amount of our cost of sales relates to material costs. Our business is heavily dependent on the price and supply of our raw materials. Our various products are fabricated from steel, primarily hot-rolled and galvanized steel coils, plate and bars, produced by steel mills. We have other lesser volume products that are fabricated from aluminum coils, extrusions, and plastic resins. The commodity market, which includes the steel, aluminum, and resin industries, is highly cyclical in nature, and commodity costs have been less volatile in recent years, however, may become more volatile in the future. Commodity costs are influenced by numerous factors beyond our control, including general economic conditions, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

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

We have not entered into long-term contracts for the purchase of raw materials and have not maintained inventory levels in excess of our production requirements. However, from time to time, we may purchase raw materials in advance of commodity cost increases.

We rely on major suppliers for our supply of raw materials. During 2013, we purchased our raw materials from domestic and foreign suppliers in an effort to purchase the lowest cost material as possible.

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on our 2013 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative building products, which could impact our ability to pass commodity costs to our customers.

Interest Rate Risk

To manage interest rate risk, Gibraltar uses both fixed and variable interest rate debt. Our fixed rate debt consists of the Company’s Senior Subordinated 6.25% Notes and was the only significant debt that remains outstanding at year end. We believe we limited our exposure to interest rate risk as a result of repaying substantially all variable rate debt and the long-term nature of our fixed rate debt. However, the Company will continue to monitor changes in its debt levels and access to capital ensuring interest rate risk is appropriately managed.

At December 31, 2013, our fixed rate debt consisted primarily of $210.0 million of our 6.25% Notes. The Company’s $210.0 million of 6.25% Notes were issued in January 2013 and are due February 1, 2021.

Our variable rate debt consists primarily of the revolving credit facility under the Senior Credit Agreement, of which no amounts are outstanding as of December 31, 2013, and other debt. Borrowings under the revolving credit facility bear interest at a variable interest rate based upon the LIBOR plus an additional margin. A hypothetical 1% increase or decrease in interest rates would have changed the 2013 interest expense by less than $0.1 million.

Foreign Exchange Risk

Gibraltar has foreign exchange risk in our international operations, primarily located in Canada and Europe, and through purchases from foreign vendors. Therefore, changes in the values of currencies of these countries affect our financial position and cash flows when translated into U.S. Dollars. We accepted our exposure to exchange rate movements relative to Gibraltar’s international operations and have not hedged our foreign exchange risk exposures. A change of 10% in the value of all applicable foreign currencies would not have a material effect on our financial position and cash flows.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Industries, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 20, 2014

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Net sales	$827,567	$790,058	$766,607
Cost of sales	669,470	640,498	621,492

Gross profit	158,097	149,560	145,115
Selling, general, and administrative expense	113,457	104,671	108,957
Intangible asset impairment	23,160	4,628	—

Income from operations	21,480	40,261	36,158
Interest expense	22,489	18,582	19,363
Other income	(177)	(488)	(90)

(Loss) income before taxes	(832)	22,167	16,885
Provision for income taxes	4,797	9,517	7,669

(Loss) income from continuing operations	(5,629)	12,650	9,216

Discontinued operations:
(Loss) income before taxes	(7)	(289)	13,840
(Benefit of) provision for income taxes	(3)	(284)	6,533

(Loss) income from discontinued operations	(4)	(5)	7,307

Net (loss) income	$(5,633)	$12,645	$16,523

Net earnings per share – Basic:
(Loss) income from continuing operations	$(0.18)	$0.41	$0.30
Income from discontinued operations	—	—	0.24

Net (loss) income	$(0.18)	$0.41	$0.54

Weighted average shares outstanding – Basic	30,930	30,752	30,507

Net earnings per share – Diluted:
(Loss) income from continuing operations	$(0.18)	$0.41	$0.30
Income from discontinued operations	—	—	0.24

Net (loss) income	$(0.18)	$0.41	$0.54

Weighted average shares outstanding – Diluted	30,930	30,857	30,650

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net (loss) income	$(5,633)	$12,645	$16,523
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,108)	2,353	(1,232)
Adjustment to retirement benefit liability, net of tax	53	(79)	(187)
Adjustment to post-retirement healthcare benefit liability, net of tax	45	(499)	129

Other comprehensive (loss) income	(2,010)	1,775	(1,290)

Total comprehensive (loss) income	$(7,643)	$14,420	$15,233

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$97,039	$48,028
Accounts receivable, net of reserve	90,082	89,473
Inventories	121,152	116,357
Other current assets	14,127	13,380

Total current assets	322,400	267,238

Property, plant, and equipment, net	131,752	151,613
Goodwill	341,174	359,863
Acquired intangibles	91,777	98,759
Other assets	7,059	6,201

	$894,162	$883,674

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$69,625	$69,060
Accrued expenses	49,879	47,432
Current maturities of long-term debt	409	1,093

Total current liabilities	119,913	117,585

Long-term debt	213,598	206,710
Deferred income taxes	55,124	57,068
Other non-current liabilities	33,778	25,489

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,131 and 30,938 shares issued in 2013 and 2012	311	309
Additional paid-in capital	243,389	240,107
Retained earnings	236,449	242,082
Accumulated other comprehensive loss	(3,585)	(1,575)
Cost of 395 and 350 common shares held in treasury in 2013 and 2012	(4,815)	(4,101)

Total shareholders’ equity	471,749	476,822

	$894,162	$883,674

See accompanying notes to financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net (loss) income	$(5,633)	$12,645	$16,523
(Loss) income from discontinued operations	(4)	(5)	7,307

(Loss) income from continuing operations	(5,629)	12,650	9,216
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	27,050	26,344	26,181
Intangible asset impairment	23,160	4,628	—
Loss on early note redemption	7,166	—	—
Stock compensation expense	2,564	3,148	4,642
Non-cash charges to interest expense	1,006	1,547	2,328
Provision for deferred income taxes	(1,237)	994	5,028
Other non-cash adjustments	3,800	4,176	3,321

Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(1,020)	6,268	(7,612)
Inventories	(4,971)	(1,022)	(10,101)
Other current assets and other assets	(398)	2,409	10,172
Accounts payable	417	(3,770)	2,076
Accrued expenses and other non-current liabilities	8,396	(7,140)	4,577

Net cash provided by operating activities of continuing operations	60,304	50,232	49,828
Net cash used in operating activities of discontinued operations	(9)	(151)	(3,133)

Net cash provided by operating activities	60,295	50,081	46,695

Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(14,940)	(11,351)	(11,552)
Cash paid for acquisitions, net of cash acquired	(5,536)	(45,071)	(109,248)
Purchase of other investment	—	—	(250)
Net proceeds from sale of business	—	—	67,529
Net proceeds from sale of property and equipment	12,610	659	1,226

Net cash used in investing activities of continuing operations	(7,866)	(55,763)	(52,295)
Net cash provided by investing activities of discontinued operations	—	—	2,089

Net cash used in investing activities	(7,866)	(55,763)	(50,206)

Cash Flows from Financing Activities
Long-term debt payments	(205,094)	(473)	(74,262)
Proceeds from long-term debt	210,000	—	73,849
Payment of note redemption fees	(3,702)	—	—
Payment of deferred financing fees	(3,899)	(18)	(1,570)
Purchase of treasury stock at market prices	(714)	(970)	(826)
Excess tax benefit from stock compensation	72	10	—
Net proceeds from issuance of common stock	648	278	34

Net cash used in financing activities	(2,689)	(1,173)	(2,775)

Effect of exchange rate changes on cash	(729)	766	(463)

Net increase (decrease) in cash and cash equivalents	49,011	(6,089)	(6,749)

Cash and cash equivalents at beginning of year	48,028	54,117	60,866

Cash and cash equivalents at end of year	$97,039	$48,028	$54,117

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at January 1, 2011	30,516	$305	$231,999	$212,914	$(2,060)	219	$(2,305)	$440,853
Net income	—	—	—	16,523	—	—	—	16,523
Foreign currency translation adjustment	—	—	—	—	(1,232)	—	—	(1,232)
Adjustment to retirement benefit liability, net of taxes of $108	—	—	—	—	(187)	—	—	(187)
Adjustment to post-retirement healthcare benefit liability, net of taxes of $74	—	—	—	—	129	—	—	129
Stock compensation expense	—	—	4,642	—	—	—	—	4,642
Net settlement of restricted stock units	177	2	(2)	—	—	62	(826)	(826)
Issuance of restricted stock	6	—	—	—	—	—	—	—
Stock options exercised	3	—	34	—	—	—	—	34

Balance at December 31, 2011	30,702	$307	$236,673	$229,437	$(3,350)	281	$(3,131)	$459,936
Net income	—	—	—	12,645	—	—	—	12,645
Foreign currency translation adjustment	—	—	—	—	2,353	—	—	2,353
Adjustment to retirement benefit liability, net of taxes of $40	—	—	—	—	(79)	—	—	(79)
Adjustment to post-retirement healthcare benefit liability, net of taxes of $290	—	—	—	—	(499)	—	—	(499)
Stock compensation expense	—	—	3,148	—	—	—	—	3,148
Excess tax benefit from stock compensation	—	—	10	—	—	—	—	10
Net settlement of restricted stock units	197	2	(2)	—	—	69	(970)	(970)
Issuance of restricted stock	11	—	—	—	—	—	—	—
Stock options exercised	28	—	278	—	—	—	—	278

Balance at December 31, 2012	30,938	$309	$240,107	$242,082	$(1,575)	350	$(4,101)	$476,822
Net loss	—	—	—	(5,633)	—	—	—	(5,633)
Foreign currency translation adjustment	—	—	—	—	(2,108)	—	—	(2,108)
Adjustment to retirement benefit liability, net of taxes of $30	—	—	—	—	53	—	—	53
Adjustment to post-retirement healthcare benefit liability, net of taxes of $28	—	—	—	—	45	—	—	45
Stock compensation expense	—	—	2,564	—	—	—	—	2,564
Excess tax benefit from stock compensation	—	—	72	—	—	—	—	72
Net settlement of restricted stock units	120	2	(2)	—	—	45	(714)	(714)
Issuance of restricted stock	13	—	—	—	—	—	—	—
Stock options exercised	60	—	648	—	—	—	—	648

Balance at December 31, 2013	31,131	$311	$243,389	$236,449	$(3,585)	395	$(4,815)	$471,749

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

Revenue recognition

Revenue is recognized when products are shipped or service is provided, the customer takes ownership and assumes the risk of loss, collection of the corresponding receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Sales returns, allowances, and customer incentives, including rebates, are treated as reductions to sales and are provided for based on historical experience and current estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, checking accounts, and all highly liquid investments with a maturity of three months or less.

Accounts receivable

Accounts receivable are composed of trade receivables recorded at the invoiced amount, are expected to be collected within one year, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of uncollectible accounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The following table summarizes activity recorded within the allowance for doubtful accounts balances for the years ended December 31 (in thousands):

	2013	2012	2011
Beginning balance	4,481	4,614	3,504
Bad debt expense	910	920	1,799
Reserves from acquisitions	183	189	896
Accounts written off and other adjustments	(800)	(1,242)	(1,585)

Ending balance	$4,774	$4,481	$4,614

Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. The Company typically does not require collateral. Accounts receivable from the Company’s most significant customer as a percentage of consolidated accounts receivable as of December 31 was as follows:

	2013	2012
The Home Depot	15.9%	16.9%

The Home Depot is a customer within our Residential Products segment. Net sales to The Home Depot as a percentage of consolidated net sales for the years ended December 31 was as follows:

	2013	2012	2011
The Home Depot	12.3%	12.4%	12.5%

Inventories

Inventories are valued at the lower of cost, determined using the first-in, first-out method, or market value. Shipping and handling costs are recognized as a component of cost of sales. The Company records adjustments to reduce the cost of inventory to its net realizable value, if required, at the business unit level for estimated excess, obsolete, and slow-moving inventory. Factors influencing these adjustments include historical and current sales trends. Note 2 “Inventories” contains additional information on the Company’s inventory.

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

The table below sets forth the amount of interest capitalized and depreciation expense recognized during the years ended December 31 (in thousands):

	2013	2012	2011
Capitalized interest	$182	$376	$250
Depreciation expense	$20,478	$19,673	$19,872

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

Goodwill and other intangible assets

The Company tests goodwill for impairment at the reporting unit level on an annual basis at October 31, or more frequently if an event occurs, or circumstances change, that indicate that the fair value of a reporting unit could be below its carrying amount. The reporting units are at the component level, or one level below the operating segment level. Goodwill is assigned to each reporting unit as of the date the reporting unit is acquired and based upon the expected synergies of the acquisition. The impairment test consists of comparing the fair value of a reporting unit, determined using two valuation techniques, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value.

The Company also tests its indefinite-lived intangible assets for impairment on an annual basis as of October 31, or more frequently if an event occurs, or circumstances change, that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows on a relief-from-royalty basis, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. Acquired identifiable intangible assets are recorded at estimated cost. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives.

Deferred charges

Deferred charges associated with initial costs incurred to enter into new debt arrangements are included in other assets and are amortized as a part of interest expense over the terms of the associated debt agreements. Portions of these deferred financing charges were written off as a result of entering into amended and restated credit agreements and the redemption and reissuance of bonds as discussed in Note 7 of the consolidated financial statements.

Impairment of long-lived assets

Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. The Company recognized impairment charges related to intangible assets during the years ended December 31, 2013 and 2012. In addition, the Company recognized a number of impairment charges related to restructuring plans during the three year period ended December 31, 2013 as described in Note 14 of the consolidated financial statements.

Advertising

The Company expenses advertising costs as incurred. For the years December 31, 2013, 2012 and 2011, advertising costs were $4,000,000, $3,600,000 and $3,400,000, respectively.

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

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (Topic 830 Update). The amendments in Topic 830 Update require a company to release the cumulative translation adjustment into net income upon the loss of a controlling financial interest in a foreign subsidiary or group of assets. The amendments are effective prospectively beginning after December 15, 2013, and early adoption is permitted. The Company adopted Topic 830 Update 2013-05 prospectively in 2013 and its adoption does not have a material impact of the Company’s consolidated financial results.

2. INVENTORIES

Inventories at December 31 consisted of the following (in thousands):

	2013	2012
Raw material	$52,751	$49,750
Work-in-process	11,100	12,430
Finished goods	57,301	54,177

Total inventories	$121,152	$116,357

The following table summarizes activity recorded within the reserve for excess, obsolete and slow moving inventory for the years ended December 31 (in thousands):

	2013	2012	2011
Beginning balance	4,907	4,146	3,044
Excess, obsolete and slow moving inventory expense	2,068	2,417	378
Reserves from acquisitions	35	95	1,270
Scrapped inventory and other adjustments	(1,440)	(1,751)	(546)

Ending balance	$5,570	$4,907	$4,146

3. PROPERTY, PLANT, AND EQUIPMENT

Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2013	2012
Land and land improvements	$11,939	$16,165
Building and improvements	61,734	71,411
Machinery and equipment	203,052	199,622
Construction in progress	8,142	5,063

Property, plant, and equipment, gross	284,867	292,261
Less: accumulated depreciation	(153,115)	(140,648)

Property, plant, and equipment, net	$131,752	$151,613

4. ACQUISITIONS

2013 Acquisition

In September 2013, the Company purchased the assets of a domestic designer and distributor of solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition (included in the Company’s Residential Products segment). The fair value of the aggregate purchase consideration for the assets acquired was $7,454,000. As part of the purchase agreement, the Company is required to pay additional consideration, or an earn-out provision, based on the acquired business’s EBITDA through the last day of the twenty-fourth month following the closing date of the acquisition. The Company expects to make payments of additional consideration through the end of 2015. The purchase agreement does not provide for a limit of the amount of additional consideration. The Company recorded a payable of $2,322,000 to reflect the fair value of the Company’s obligation at the date of the acquisition. Adjustments to this payable are and will be reflected in the Company’s Statement of Operations. The fair value of the Company’s obligation was $1,864,000 as of December 31, 2013, which resulted in a $236,000 gain recorded in SG&A during the year ended December 31, 2013.

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

The allocation of purchase consideration to the assets acquired and liabilities assumed during 2013 are as follows (in thousands):

Working capital	$2,665
Property, plant, and equipment	153
Acquired intangible assets	2,170
Goodwill	2,466

Fair value of purchase consideration	$7,454

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Estimated Useful Life
Trademarks	$640	Indefinite
Technology	260	15 Years
Customer relationships	1,130	15 Years
Non-compete agreements	140	5 Years

Total	$2,170

The 2013 acquisition was financed through cash on hand. The Company incurred certain acquisition-related costs composed of legal and consulting fees of $202,000 for the year ended December 31, 2013. All acquisition-related costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations. The Company also recognized additional cost of sales of $685,000 for the year ended December 31, 2013, related to the sale of inventory at fair value as a result of allocating the purchase price of the recent acquisitions.

2012 Acquisitions

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

The results of the above acquisitions have been included in the Company’s consolidated financial results since the respective dates of acquisition (all of which were included in the Company’s Industrial and Infrastructure Products segment with the exception of the assets acquired relating to sun protection products, which was included in the Company’s Residential Products segment). The Company funded the investment from cash on hand including a $146,000 payment during 2013 for working capital settlements for acquisitions closed in 2012. The purchase price for each 2012 acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded in goodwill and totaled $15,263,000, all of which is deductible for tax purposes.

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

2011 Acquisitions

On April 1, 2011, the Company acquired all of the outstanding stock of The D.S. Brown Company (D.S. Brown). D.S. Brown is located in North Baltimore, Ohio and is the largest U.S. manufacturer of components for the bridge and highway transportation infrastructure industry including expansion joint systems, bearing assemblies, pavement sealing systems, and other specialty components. The acquisition of D.S. Brown provides the Company with a diversified product offering to the infrastructure market. The results of D.S. Brown have been included in the Company’s consolidated financial results since the date of acquisition (included in the Company’s Industrial and Infrastructure Products segment). The aggregate purchase consideration for the acquisition of D.S. Brown was $97,643,000, net of a working capital adjustment.

On June 3, 2011, the Company acquired all of the outstanding stock of Pacific Award Metals, Inc. (Award Metals). Award Metals operates four facilities in Arizona, California, and Washington and is a leading regional manufacturer of roof ventilation, roof trims, flashing and rain ware, drywall trims, and specialized clips and connectors for concrete forms used in the new construction and repair and remodel markets. The acquisition of Award Metals expands the breadth of the Company’s product offerings and allows the Company access to new customers. The results of Award Metals have been included in the Company’s consolidated financial results since the date of acquisition (included in the Company’s Residential Products segment). The fair value of the aggregate purchase consideration for the acquisition of Award Metals was $13,369,000, net of a working capital adjustment. A portion of the purchase consideration was payable in November 2012. The Company recorded a payable of $1,826,000 as of December 31, 2011 to reflect this obligation. The acquisitions of D. S. Brown and Award Metals were not considered significant to the Company’s results of operations.

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

5. GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Total
Balance at January 1, 2012	$192,834	$155,492	$348,326
Acquired goodwill	4,537	10,474	15,011
Impairment	(4,328)	—	(4,328)
Foreign currency translation	—	854	854

Balance at December 31, 2012	$193,043	$166,820	$359,863
Acquired goodwill	2,467	—	2,467
Adjustments to prior year acquisitions	10	242	252
Impairment	—	(21,040)	(21,040)
Foreign currency translation	—	(368)	(368)

Balance at December 31, 2013	$195,520	$145,654	$341,174

Goodwill is recognized net of accumulated impairment losses of $150,965,000 and $129,925,000 as of December 31, 2013 and 2012, respectively.

Interim Impairment Testing

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. During the third quarter of 2013, we significantly revised our forecast to reflect lower revenue and operating margin expectations for the Company in 2013. As a result, we concluded there was an indicator of impairment requiring an interim impairment test for four of our reporting units, two within the Residential Products segment and two within the Industrial and Infrastructure Products segment. In 2012 and 2011, no indicators of impairment were identified; therefore, no interim tests were performed.

Step one of the impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill. The fair value of each reporting unit was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital (WACC). The WACC is calculated based upon the capital structure of market participants in the Company’s peer group. The WACC used during the interim impairment test ranged from 12.9% to 13.4%. Other assumptions used to calculate fair value for each reporting unit include projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and market participants within its peer group.

As of the interim impairment test, the Company tested four of the eleven reporting units identified. One of the reporting units, in the Industrial and Infrastructure Products segment and the Company’s sole business in Europe, had a carrying value in excess of the fair value due to decreased revenue projections, affected by recessionary economic conditions. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting unit was less than its carrying value by $21,040,000, for which an impairment charge was recorded as of September 30, 2013.

The Company also recognized impairment charges of $2,454,000 related to trademark intangible assets during the third quarter. The impairment charges related to the trademarks were recognized as a result of the Company’s interim impairment test of indefinite-lived intangibles. $1,454,000 of the impairment charge was recorded in the Industrial and Infrastructure Products segment while the other $1,000,000 was recorded in the Residential Products segment. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method.

Annual Impairment Testing

The Company performed its annual goodwill impairment test as of October 31, 2013, 2012, and 2011. In 2013, the Company incurred no additional impairment charges as a result of the October 31 annual test. The impairment charges recognized in 2012 resulted from the October 31 annual test. No impairment charges were incurred in 2011.

The 2013 annual impairment test examined all eleven reporting units and used similar valuation methodology as used during the interim impairment test (income and market approaches), and WACC calculation employed in the interim test. The Company based the WACC on similar market participants used in the interim test. Other assumptions used in the multiples approach such as projected revenue growth and forecasted cash flows for the Company’s reporting units were also similar to those used during the interim test. A third party projection of peer companies’ earnings multiples, projected revenue growth, and forecasted cash flows were obtained for the analysis as well.

The following table summarizes the WACC multiples used during the annual goodwill impairment tests performed during 2013 and 2012:

Date of Impairment Test	WACC
October 31, 2013	11.1% to 12.7%
October 31, 2012	10.7% to 13.1%

During our 2012 annual goodwill impairment test, we identified a reporting unit in the Residential Products segment with a carrying value in excess of fair value due to decreased revenue projections. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting unit was less than its carrying value by $4,328,000 for the year ended December 31, 2012, which has been recorded as an impairment charge. No goodwill impairment charges were recorded in 2011 as a result of the annual test.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Useful Life
Indefinite-lived intangible assets:
Trademarks	$45,724	$—	$48,774	$—	Indefinite
Finite-lived intangible assets:
Trademarks	3,989	1,420	2,771	1,085	2 to 15 Years
Unpatented technology	24,690	6,980	24,427	5,204	5 to 20 Years
Customer relationships	54,171	28,926	53,043	24,687	5 to 16 Years
Non-compete agreements	1,937	1,408	3,207	2,598	4 to 10 Years
Backlog	1,330	1,330	1,330	1,219	1 to 2 Years

	86,117	40,064	84,778	34,793

Total acquired intangible assets	$131,841	$40,064	$133,552	$34,793

The Company recognized impairment charges related to trademark intangible assets for the years ended December 31, 2013 and 2012. The impairment charges related to the trademarks were recognized as a result of the Company’s impairment test of indefinite-lived intangibles. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method. In addition, the Company recognized amortization expense related to the acquired intangible assets.

The following table summarizes the impairment charges and acquired intangibles amortization expense for the years ended December 31 (in thousands):

	2013	2012	2011
Impairment charges	$2,454	$300	$—
Amortization expense	$6,572	$6,671	$6,309

Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

2014	$5,739
2015	$5,604
2016	$5,269
2017	$4,893
2018	$4,328

6. ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following (in thousands):

	2013	2012
Compensation	$18,019	$17,837
Customer rebates	8,473	9,530
Insurance	8,403	8,136
Other	14,984	11,929

Total accrued expenses	$49,879	$47,432

Accrued expenses for insurance are primarily for general liability, workers’ compensation and employee healthcare policies for which the Company is self-insured up to certain per-occurrence and aggregate limits. The amounts accrued represent our best estimates of the probable amount of claims to be paid. Differences between the amounts accrued and the amount that may be reasonably possible of payment are not material.

7. DEBT

Long-term debt at December 31 consists of the following (in thousands):

	2013	2012
Senior Subordinated 6.25% Notes	$210,000	$—
Senior Subordinated 8% Notes recorded net of unamortized discount of $1,298 in 2012	—	202,702
Other debt	4,007	5,101

Total debt	214,007	207,803
Less current maturities	409	1,093

Total long-term debt	$213,598	$206,710

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

Standby letters of credit of $12,788,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of December 31, 2013. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of December 31, 2013, the Company had $102,821,000 of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at December 31, 2013 and December 31, 2012.

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of December 31, 2013, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.

On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, the Company initiated a tender offer for the purchase of the outstanding $204 million of 8% Senior Subordinated Notes (8% Notes). Simultaneously with the closing of the sale of the 6.25% Notes, the Company purchased tendered notes or called for redemption of all of the remaining 8% Notes that were not purchased. In connection with the redemption and tender offer, the Company satisfied and discharged its obligations under the 8% Notes during the first quarter of 2013. The Company recorded a charge of approximately $7,166,000 in the first quarter of 2013, including $3,702,000 for the prepayment premium paid to holders of the 8% Notes, $2,199,000 to write-off deferred financing fees and $1,265,000 for the unamortized original issue discount related to the 8% Notes. In connection with the issuance of the 6.25% Notes, the Company paid $3,755,000 in placement and other fees which are recorded as deferred financing costs and included in other assets.

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

The aggregate maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2014	$409
2015	$402
2016	$400
2017	$400
2018	$400
Thereafter	$212,000

Total cash paid for interest in the years ended December 31 was (in thousands):

	2013	2012	2011
Cash paid for interest	$24,880	$17,189	$17,787

8. EMPLOYEE RETIREMENT PLANS

Pension

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

The following table presents the changes in the plan’s projected benefit obligation, fair value of plan assets, and funded status for the years ended December 31 (in thousands):

	2013	2012	2011
Projected benefit obligation at January 1	$2,478	$2,653	$2,730
Service cost	—	—	41
Interest cost	80	110	141
Actuarial (gains) losses	(58)	50	93
Benefits paid	(321)	(335)	(352)

Projected benefit obligation at December 31	2,179	2,478	2,653
Fair value of plan assets	—	—	—

Under funded status	(2,179)	(2,478)	(2,653)
Unamortized prior service cost	39	53	67
Unrecognized actuarial gain	(188)	(130)	(180)

Net amount recognized	$(2,328)	$(2,555)	$(2,766)

Amounts recognized in the consolidated financial statements consisted of (in thousands):

Accrued pension liability:
Current portion	$(415)	$(402)	$(435)
Long term portion	(1,764)	(2,076)	(2,218)
Pre-tax accumulated other comprehensive income – retirement benefit liability adjustment	(149)	(77)	(113)

Net amount recognized	$(2,328)	$(2,555)	$(2,766)

The plan’s accumulated benefit obligation equaled the projected benefit obligation as of December 31, 2013, 2012, and 2011. The measurement date used to determine pension benefit measures was December 31.

Components of net periodic pension cost for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Service cost	$—	$—	$41
Interest cost	80	110	141
Amortization of unrecognized prior service cost	14	14	15
Gain amortization	—	—	(218)

Net periodic pension cost (income)	$94	$124	$(21)

Assumptions used to calculate the benefit obligation:
Discount rate	4.45%	3.50%	4.50%

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2014	$415
2015	$395
2016	$372
2017	$360
2018	$327
Years 2019 - 2023	$665

Foreign Pension

The Company has another unfunded supplemental pension plan at one of our European subsidiaries which provides defined pension benefits to certain employees upon retirement. The plan has been frozen and no additional participants will be added to the plan in the future. The projected benefit obligation at December 31, 2013 is $441,000. A pre-tax accumulated other comprehensive loss retirement benefit liability adjustment of $73,000 has been recognized in 2013 in the Company’s financial statements, for a net liability of $368,000.

401(k)

Employees of all U.S. subsidiaries are eligible to participate in the Company’s 401(k) Plan.

Multiemployer Pension Plans

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

The Company’s participation in these plans for the year ended December 31, 2013 is outlined in the table below. The “EIN/ Pension Plan Number” column provides the Employee Identification Number (EIN) and three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2013 and 2012 is for the plan’s year ended December 31, 2012 and 2011, respectively. The zone status is based on information that the Company received from the plans and is certified by the plans’ actuaries. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.

	EIN/ Pension	PPA Zone Status		Surcharge
Pension Fund	Plan Number	2012	2011	Imposed
National Integrated Group Pension Plan	22-6190618-001	Red	Red	Yes
Sheet Metal Workers’ National Pension Plan	52-6112463-001	Red	Red	Yes
Sheet Metal Workers’ Pension Plan of Northern California	51-6115939-001	Red	Red	No

At December 31, 2013, the Company employed 2,274 people, of which approximately 14% were represented by unions through various collective bargaining agreements (CBAs). Two of our CBAs expired and were successfully renegotiated in 2013. None of our CBAs expire until June 30, 2016. All multiemployer pension plans’ collective bargaining agreements expire February 23, 2015, April 30, 2015, and February 28, 2015, respectively. All of the funds have rehabilitation plans in place. Each plan with a rehabilitation plan requires minimum contributions from the Company. Given the status of these plans, it is reasonably possible that future contributions to the plans will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2013.

The Company did not contribute more than 5% of any fund’s total contributions in any of the three years in the period ended December 31, 2013. The table below sets forth the contributions made by the Company to each multiemployer plan for the years ended December 31 (in thousands):

Pension Fund	2013	2012	2011
National Integrated Group Pension Plan	$222	$202	$186
Sheet Metal Workers’ National Pension Plan	78	98	50
Sheet Metal Workers’ Pension Plan of Northern California	28	33	63
Western Metal Industry Pension Fund	—	—	8

	$328	$333	$307

At the date the financial statements were issued, Forms 5500 were not available for the plan year ended December 31, 2013.

Total Retirement Plan Expense

Total expense for all retirement plans for the years ended December 31 was (in thousands):

2013	2012	2011
$2,838	$2,884	$2,610

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

The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2013	2012	2011
Projected benefit obligation at January 1	$5,954	$5,120	$5,201
Service cost	16	15	13
Interest cost	203	224	278
Plan amendments	603	—	—
Actuarial (gain) loss	(553)	899	(80)
Benefits paid	(323)	(304)	(292)

Projected benefit obligation at December 31	5,900	5,954	5,120
Fair value of plan assets	—	—	—

Under funded status	(5,900)	(5,954)	(5,120)
Unamortized prior service cost	603	—	(1)
Unrecognized actuarial loss	1,653	2,329	1,541

Net amount recognized	$(3,644)	$(3,625)	$(3,580)

Amounts recognized in the consolidated financial statements consisted of (in thousands):

	2013	2012	2011
Accrued postretirement benefit liability
Current portion	$(356)	$(322)	$(303)
Long term portion	(5,544)	(5,632)	(4,817)
Pre-tax accumulated other comprehensive loss – unamortized post-retirement healthcare costs	2,256	2,329	1,540

Net amount recognized	$(3,644)	$(3,625)	$(3,580)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Service cost	$16	$15	$13
Interest cost	203	224	278
Amortization of unrecognized prior service cost	—	(1)	(1)
Loss amortization	123	111	125

Net periodic benefit cost	$342	$349	$415

Assumptions used to calculate the benefit obligation:
Discount rate	4.5%	3.5%	4.5%
Annual rate of increase in the per capita cost of:
Medical costs before age 65 [1]	8.5%	9.0%	10.0%
Medical costs after age 65 [1]	7.3%	7.5%	8.0%
Prescription drug costs [1]	7.8%	8.0%	9.0%

[1]	It was assumed that these rates would gradually decline to 5% by 2021.

A 1% change in the annual medical inflation rate issued would have the following impact on the amounts reported at December 31 are as follows (in thousands):

	2013	2012
Effect on accumulated postretirement benefit obligation
1% increase	$697	$706
1% decrease	$(597)	$(643)

Effect on annual service and interest costs
1% increase	$27	$30
1% decrease	$(23)	$(27)

The measurement date used to determine postretirement benefit obligation measures was December 31.

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2014	$356
2015	$362
2016	$359
2017	$372
2018	$377
Years 2019 - 2023	$1,986

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The cumulative balance of each component of accumulated other comprehensive (loss) income is as follows (in thousands):

	Foreign Currency Translation Adjustment	Retirement Benefit Liability Adjustment	Unamortized Post-Retirement Health Care Costs	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2011	$(2,446)	$71	$(975)	$(3,350)
Current period change	2,353	(79)	(499)	1,775

Balance as of December 31, 2012	$(93)	$(8)	$(1,474)	$(1,575)
Current period change	(2,108)	53	45	(2,010)

Balance as of December 31, 2013	$(2,201)	$45	$(1,429)	$(3,585)

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

Options, Restricted Stock Units, Restricted Stock Awards

The following table provides the number of restricted stock units (that will convert to shares upon vesting), shares of restricted stock, and non-qualified stock options that were issued during the years ended December 31 along with the weighted-average grant-date fair value of each award:

	2013		2012		2011
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	150,570	$14.60	151,452	$13.58	315,834	$11.05
Restricted shares	13,188	$16.83	11,130	$11.86	6,000	$13.63
Non-qualified stock options	—	$—	—	$—	239,000	$5.19

At December 31, 2013, 605,000 shares were available for issuance under the Plan as incentive stock options or other stock awards.

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

	2013	2012	2011
Expense recognized under terminated plans	$—	$18	$47
Expense recognized under the Plan	2,564	3,130	4,595

Total stock compensation expense	$2,564	$3,148	$4,642

Tax benefits recognized related to stock compensation expense	$1,000	$1,228	$1,764

On March 24, 2011, the Company’s Chairman and Chief Executive Officer voluntarily surrendered a portion of his 2010 restricted stock unit grant. The unamortized portion of compensation expense related to these awards, totaling $885,000, was accelerated and recognized as stock compensation expense for the year ended December 31, 2011.

The fair value of the restricted shares and restricted stock units issued during the three years ended December 31, 2013 was based on the grant-date market price. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2012 and 2013. Expected stock volatility was based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options. The following table provides the weighted average assumptions used to value stock options issued during the year ended December 31:

Year of Grant	Fair Value	Expected Life (in years)	Expected Stock Volatility	Risk-free Interest Rate	Annual Forfeiture Rate	Expected Dividend Yield
2011	$5.19	5.80	58.3%	1.1%	18.0%	0.0%

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2013:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$8.90 – $8.90	70,625	6.70	$8.90	48,125	$8.90
$9.74 – $9.74	173,875	7.70	$9.74	85,625	$9.74
$11.89 – $18.78	173,525	4.61	$15.58	173,525	$15.58
$20.52 – $23.78	204,099	3.35	$22.56	204,099	$22.56

	622,124			511,374

The weighted average remaining life of options exercisable at December 31, 2013 is 4.8 years. The intrinsic value of options exercisable at December 31, 2013 was $1,759,000.

The following table summarizes information about stock option transactions:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2011	629,781	$17.02
Granted	239,000	9.74
Exercised	(3,375)	9.97
Forfeited	(94,907)	17.89

Balance at December 31, 2011	770,499	$14.74
Exercised	(27,500)	9.70
Forfeited	(31,375)	13.76

Balance at December 31, 2012	711,624	$14.97
Exercised	(59,750)	11.00
Forfeited	(29,750)	12.38

Balance at December 31, 2013	622,124	$15.48	5.30	$2,758,000

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $18.59 per share market price of the Company’s common stock as of December 31, 2013, which would have been received by the option holders had all option holders with an exercise price below the per share market price on December 31, 2013, exercised their options as of that date.

The following table sets forth the aggregate intrinsic value of options exercised and aggregate fair value of restricted stock units and restricted shares that vested during the years ended December 31 (in thousands):

	2013	2012	2011
Aggregate intrinsic value of options exercised	$398	$115	$13
Aggregate fair value of vested restricted stock units	$1,900	$2,760	$2,356
Aggregate fair value of vested restricted shares	$222	$193	$155

The following table summarizes information about non-vested restricted stock units (that will convert to shares upon vesting) and restricted shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	558,629	$14.66	3,855	$12.55
Granted	150,570	14.60	13,188	16.83
Vested	(120,167)	14.22	(11,990)	16.49
Forfeited	(12,308)	12.82	—	—

Balance at December 31, 2013	576,724	$14.77	5,053	$14.37

As of December 31, 2013, there was $3,400,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted stock units. That cost is expected to be recognized over a weighted average period of 2.9 years.

Performance Stock Units

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

In January 2013, the Company awarded 304,000 performance stock units with grant date fair value of $4,123,000. As of December 31, 2013, 246,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was determined based on the Company’s actual return on invested capital (ROIC) for 2013 relative to the improved ROIC targeted for the performance period ending December 31, 2013. During the performance period, the participants earned 50% of target, aggregating 123,000 performance stock units compared to the target of 246,000 awards.

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

The following table summarizes the compensation expense recognized from the change in fair value and vesting of performance stock units awarded for the years ended December 31 (in thousands):

	2013	2012	2011
Performance stock unit compensation expense	$2,214	$1,639	$4,409

Management Stock Purchase Plan

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

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the years ended December 31, 2013, 2012, and 2011, respectively, 132,037, 253,587, and 164,589 restricted stock units that will convert to cash upon vesting were credited to participant accounts. At December 31, 2013 and 2012, the value of the restricted stock units in the MSPP was $15.97 and $12.30 per unit, respectively. At December 31, 2013 and 2012, 614,888 and 777,159 restricted stock units were credited to participant accounts including 47,268 and 71,992, respectively, of unvested restricted stock units.

The MSPP is a share-based liability settled in cash. The following table sets forth the cash paid to settle these liability awards and expense recognized for the years ended December 31 (in thousands):

	2013	2012	2011
Share-based liabilities paid	$531	$542	$577
MSPP expense	$3,857	$1,180	$300

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

The Company did not hold any derivatives as of December 31, 2013 and 2012. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2013 and 2012.

As described in Note 4 of the consolidated financial statements, the Company acquired the assets of one business during the year ended December 31, 2013. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs which are further described below.

Intangible assets

The fair value measurements for intangible assets were calculated using discounted cash flow analyses which rely upon significant unobservable Level 3 inputs which included the following:

Unobservable input	Range
Discount rate (WACC)	15.0%
Risk premium	1.0% - 2.0%
Royalty rate	2.0%
Future attributable revenues	77.0% - 97.0%

Contingent consideration liability

A discounted cash flow analysis, incorporating a Monte Carlo simulation, was used to determine the fair value of a contingent consideration liability. This liability is part of the purchase consideration for the assets acquired in 2013 which results from on an earn-out provision based on the acquired business’s future EBITDA through 2015. The simulation used a triangular distribution of 500,000 trails and was performed incorporating assumptions such as project future incomes, upside potentials, low-end expectations, expected synergies to calculate the EBITDA. The calculated EBITDA was subsequently discounted at the pretax cost of debt to determine the fair value.

The Company also applied fair value principles during the goodwill impairment tests performed during 2013, 2012, and 2011. Step one of the goodwill impairment test consisted of determining a fair value for each of the Company’s reporting units. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 or Level 2 inputs that are observable or available from active markets. Therefore, the Company used two valuation models to estimate the fair values of its reporting units, both of which use Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, terminal value, WACC, and earnings multiples. As a result of the goodwill impairment test performed during 2013 and 2012, the Company recognized goodwill impairment charges. See Note 5 of the consolidated financial statements for the results of the Company’s goodwill impairment tests.

During 2013 and 2012, the Company also recognized impairments to intangible assets. The impairment charges were calculated by determining the fair value of these assets. The fair value measurements were calculated using discounted cash flow analyses which rely upon unobservable inputs classified as Level 3 inputs. See Note 5 of the consolidated financial statements for more disclosure regarding the impairment of intangible assets.

The Company also recognized the impairment of certain property, plant, and equipment during the years ended December 31, 2013, 2012 and 2011. The impairment charges were calculated by determining the fair value of the property, plant, and equipment using unobservable inputs which primarily include market data for transactions involving similar assets. These inputs are classified as Level 3 inputs. See Note 14 of the consolidated financial statements for more disclosure regarding the impairment of certain property, plant, and equipment.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At December 31, 2013, the fair value of outstanding debt was $220,825,000 compared to its carrying value of $214,007,000. The fair value of the Company’s Senior Subordinated 6.25% Notes was estimated based on quoted market prices, a Level 1 input.

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

The results of operations and financial position of USP, the Processed Metal Products, and SCM, have been classified as discontinued operations in the consolidated financial statements for all periods presented. The Company allocates interest to its discontinued operations in accordance with FASB ASC Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations.” Interest was allocated based on the amount of net assets held by the discontinued operation in comparison to consolidated net assets.

For certain divestiture transactions, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. For the years ended December 31, 2013 and 2012, management recorded a contingent liability for environmental remediation related to a discontinued operation. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operations.

Components of the (loss) income from discontinued operations before taxes, including the interest allocated to discontinued operations, for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Net sales	$—	$—	$9,057
Operating expenses	(7)	(289)	(8,977)
Gain on sale of business	—	—	14,022
Interest expense allocation	—	—	(262)

(Loss) income from discontinued operations before taxes	$(7)	$(289)	$13,840

14. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of facilities and product lines. The Company consolidated two, two, and three facilities during 2013, 2012, and 2011, respectively, in this effort.

During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. The Company has identified two other facilities to close or consolidate and, expects to incur approximately $1,100,000 of exit activity costs for future restructuring activities. If future opportunities for cost savings are identified, other facility consolidations and closings will be considered.

The Company incurred asset impairment charges for two facilities in 2013 related to the restructuring activities noted above. The fair values of the impaired assets were determined using a market approach relying upon significant assumptions primarily associated with sales data of assets having similar utility. The following table sets forth the asset impairment charges incurred by segment during the years ended December 31 related to the restructuring activities described above (in thousands):

	2013	2012	2011
Residential Products	$1,616	$1,932	$448
Industrial and Infrastructure Products	—	—	1,194
Corporate	—	140	—

Total asset impairment charges related to restructuring activities	$1,616	$2,072	$1,642

The following table provides a summary of exit activity costs and asset impairments by segment for the years ended December 31 (in thousands):

	2013	2012	2011
Residential Products	$2,521	$2,457	$1,974
Industrial and Infrastructure Products	113	1,407	2,523
Corporate	—	140	—

Total exit activity costs and asset impairments	$2,634	$4,004	$4,497

The following table provides a summary of where the above exit activity costs and asset impairments are recorded in the consolidated statements of operations for the years ended December 31 (in thousands):

	2013	2012	2011
Cost of sales	$2,519	$3,741	$3,916
Selling, general, and administrative expense	115	263	581

Total exit activity costs and asset impairments	$2,634	$4,004	$4,497

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2013	2012
Balance as of January 1	$1,323	$2,315
Exit activity costs recognized	1,018	1,932
Cash payments	(1,249)	(2,924)

Balance as of December 31	$1,092	$1,323

15. INCOME TAXES

The components of income (loss) before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2013	2012	2011
Domestic	$19,787	$18,468	$13,403
Foreign	(20,619)	3,699	3,482

(Loss) income before taxes from continuing operations	$(832)	$22,167	$16,885

The provision for (benefit of) income taxes from continuing operations for the years ended December 31 consisted of the following (in thousands):

	2013	2012	2011
Current:
U.S. Federal	$3,635	$5,780	$139
State	1,507	1,483	920
Foreign	892	1,260	1,582

Total current	6,034	8,523	2,641
Deferred:
U.S. Federal	2,655	844	4,998
State	(2,847)	489	783
Foreign	(1,045)	(339)	(753)

Total deferred	(1,237)	994	5,028

Provision for income taxes	$4,797	$9,517	$7,669

The (benefit of) provision for income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	2013	2012	2011
Current:
U.S. Federal	$(3)	$(98)	$5,643
State	—	(186)	622
Foreign	—	—	67

Total current	(3)	(284)	6,332
Deferred:
U.S. Federal	—	—	166
State	—	—	35
Foreign	—	—	—

Total deferred	—	—	201

(Benefit of) provision for income taxes	$(3)	$(284)	$6,533

The provision for income taxes from continuing operations differs from the federal statutory rate of 35% for the years December 31 due to the following (in thousands):

	2013		2012		2011
Statutory rate	$(291)	35.0%	$7,758	35.0%	$5,910	35.0%
Intangible asset impairment	7,241	-870.3%	1,514	6.8%	—	0.0%
State taxes, less federal effect	1,382	-166.1%	1,282	5.8%	1,107	6.6%
Change in valuation allowance	(2,268)	272.6%	(39)	-0.2%	(216)	-1.3%
Federal tax credits	(517)	62.1%	(270)	-1.2%	—	0.0%
Uncertain tax positions	(515)	61.9%	(872)	-3.9%	(228)	-1.4%
Foreign rate differential	(163)	19.6%	(335)	-1.5%	(344)	-2.0%
Non-deductible expenses	(66)	7.9%	366	1.7%	1,443	8.5%
Other	(6)	0.7%	113	0.5%	(3)	0.0%

	$4,797	-576.6%	$9,517	43.0%	$7,669	45.4%

Deferred tax liabilities (assets) at December 31 consist of the following (in thousands):

	2013	2012
Depreciation	$19,278	$20,116
Goodwill	33,982	28,130
Intangible assets	20,951	22,587
Other	1,466	1,680

Gross deferred tax liabilities	75,677	72,513

Equity compensation	(12,858)	(9,897)
Other	(15,623)	(15,975)

Gross deferred tax assets	(28,481)	(25,872)
Valuation allowances	306	2,574

Deferred tax assets, net of valuation allowances	(28,175)	(23,298)

Net deferred tax liabilities	$47,502	$49,215

Net current deferred tax assets of $7,622,000 and $7,853,000 are included in other current assets in the consolidated balance sheet at December 31, 2013 and 2012, respectively.

Deferred taxes include net deferred tax assets relating to certain state and foreign tax jurisdictions. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required if it is more likely than not that such assets will not be realized. The following sets forth a reconciliation of the beginning and ending amount of the Company’s valuation allowance (in thousands):

	2013	2012	2011
Balance as of January 1	$2,574	$2,613	$2,829
Cost charged to the tax provision	—	266	—
Reductions	(2,268)	(305)	(216)

Balance as of December 31	$306	$2,574	$2,613

The Company received net refunds (made net payments) for income taxes, for the following amounts for the years ended December 31 (in thousands):

	2013	2012	2011
(Payments made) refunds received for income taxes, net	$(7,564)	$(8,944)	$2,000

Provision has not been made for U.S. taxes on $26,478,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be indefinitely reinvested. As of December 31, 2013, the Company’s foreign operations held $21,183,000 of cash that provides foreign operations with liquidity to reinvest in working capital and capital expenditures for their operations. Any excess earnings could be used to grow the Company’s foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance as of January 1	$2,485	$3,687	$3,166
Additions for tax positions of the current year	83	105	1,192
Additions for tax positions of prior years	—	67	52
Reductions for tax positions of prior years for:
Settlements and changes in judgment	(26)	(857)	(268)
Lapses of applicable statute of limitations	(848)	(517)	(455)

Balance as of December 31	$1,694	$2,485	$3,687

The Company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to ten years. Currently, the Company is under examination in Germany for 2009 through 2012.

All unrecognized tax benefits would affect the effective tax rate, if recognized as of December 31, 2013 and 2012. The Company classifies accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest (net of federal tax benefit) and penalties recognized during the years ended December 31 were (in thousands):

	2013	2012	2011
Interest and penalties recognized as (income) expense	$(92)	$(48)	$10

At December 31, 2013, the Company had net operating loss carry forwards for federal, state, and foreign income tax purposes totaling $32,756,000 which will expire between 2014 and 2033. The Company recognized $1,901,000 of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances.

16. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, include shares issuable under the equity compensation plans described in Note 11 of the consolidated financial statements. The weighted average number of shares and conversions utilized in the calculation of diluted earnings per share does not include potential anti-dilutive common shares aggregating 762,000, 973,000, and 993,000 at December 31, 2013, 2012, and 2011, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock awards assumed to have vested.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands):

	2013	2012	2011
Numerator:
(Loss) income from continuing operations	$(5,629)	$12,650	$9,216
(Loss) income from discontinued operations	(4)	(5)	7,307

Net (loss) income available to common shareholders	$(5,633)	$12,645	$16,523

Denominator for basic earnings per share:
Weighted average shares outstanding	30,930	30,752	30,507

Denominator for diluted earnings per share:
Common stock options and restricted stock	—	105	143

Weighted average shares and conversions	30,930	30,857	30,650

For the year ended December 31, 2013, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 177,000 shares for the year ended December 31, 2013.

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

	2013	2012	2011
Rent expense	$11,796	$11,178	$10,675

Future minimum lease payments under these non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$11,314
2015	$8,610
2016	$7,183
2017	$5,750
2018	$4,681
Thereafter	$7,126

The Company offers various product warranties to its customers concerning the quality of its products and services. Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a significant warranty accrual at December 31, 2013 and 2012 was not required.

The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operations.

Escheat Audits

The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), has notified numerous companies, including Gibraltar Industries, Inc., that the State will examine its books and records and those of its subsidiaries and related entities to determine compliance with the Delaware Escheat Laws. The review is being conducted by a third party on behalf of the State. Fourteen other states have retained the same third party and have sent similar notifications to Gibraltar. The scope of each state’s audit varies. The State of Delaware advises, for example, that the scope of its examination will be for the period 1981 through the present. The exposure related to the audits is not currently determinable.

18. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. At December 31, 2013 and 2012, the Company had $296,000 and $530,000 recorded in accounts payable for amounts due to this law firm, respectively. For the years ended December 31, the Company incurred the following costs for legal services from this firm, including services provided in connection with the sale of businesses and recognized as a component of discontinued operations as well as deferred debt issuance costs (in thousands):

	2013	2012	2011
Selling, general, and administrative expense	$1,763	$1,511	$1,538
Discontinued operations	—	12	183
Capitalized as deferred financing costs	223	—	66

Total related-party legal costs	$1,986	$1,523	$1,787

Effective September 30, 2013, Henning N. Kornbrekke, the former President and Chief Operating Officer, retired and entered into a consulting agreement with the Company. Through this agreement, he will serve as a consultant to the Company through December 2014 for a monetary fee of $10,000 per month.

19. SEGMENT INFORMATION

The Company is organized into two reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)	Residential Products, which primarily includes roof and foundation ventilation products, mail and package storage products, rain dispersion products and roofing accessories; and

(ii)	Industrial and Infrastructure Products, which primarily includes fabricated bar grating, expanded and perforated metal, expansion joints and structural bearings.

When determining the reportable segments, the Company aggregated several operating segments based on their similar economic and operating characteristics.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31 (in thousands):

	2013	2012	2011
Net sales
Residential Products	$392,399	$373,769	$371,612
Industrial and Infrastructure Products	435,168	416,289	394,995

	$827,567	$790,058	$766,607

Income (loss) from operations
Residential Products	$34,965	$23,902	$32,304
Industrial and Infrastructure Products	7,169	34,634	26,198
Unallocated Corporate Expenses	(20,654)	(18,275)	(22,344)

	$21,480	$40,261	$36,158

Depreciation and amortization
Residential Products	$11,421	$11,572	$11,852
Industrial and Infrastructure Products	14,688	13,565	13,057
Unallocated Corporate Expenses	941	1,207	1,272

	$27,050	$26,344	$26,181

Total assets
Residential Products	$389,506	$399,986	$407,470
Industrial and Infrastructure Products	411,093	437,581	409,009
Unallocated Corporate Expenses	93,563	46,107	55,576

	$894,162	$883,674	$872,055

Capital expenditures
Residential Products	$5,937	$5,252	$6,070
Industrial and Infrastructure Products	8,755	5,471	4,804
Unallocated Corporate Expenses	248	628	678

	$14,940	$11,351	$11,552

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 are as follows (in thousands):

	2013	2012	2011
Net sales:
North America	$784,926	$741,675	$708,917
Europe	42,641	48,383	57,690

Total	$827,567	$790,058	$766,607

Long-lived assets:
North America	$130,407	$150,255	$151,533
Europe	8,210	7,449	7,996

Total	$138,617	$157,704	$159,529

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$758,790	$91,198	$(22,421)	$827,567
Cost of sales	—	610,049	81,073	(21,652)	669,470

Gross profit	—	148,741	10,125	(769)	158,097
Selling, general, and administrative expense	171	105,693	7,593	—	113,457
Intangible asset impairment	—	1,000	22,160	—	23,160

(Loss) income from operations	(171)	42,048	(19,628)	(769)	21,480
Interest expense (income)	21,214	1,399	(124)	—	22,489
Other income	—	(177)	—	—	(177)

(Loss) income before taxes	(21,385)	40,826	(19,504)	(769)	(832)
(Benefit of) provision for income taxes	(7,480)	12,430	(153)	—	4,797

(Loss) income from continuing operations	(13,905)	28,396	(19,351)	(769)	(5,629)

Discontinued operations:
Loss before taxes	—	(7)	—	—	(7)
Benefit of income taxes	—	(3)	—	—	(3)

Loss from discontinued operations	—	(4)	—	—	(4)

Equity in earnings from subsidiaries	9,041	(19,351)	—	10,310	—

Net (loss) income	$(4,864)	$9,041	$(19,351)	$9,541	$(5,633)

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(4,864)	$9,041	$(19,351)	$9,541	$(5,633)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(2,108)	—	(2,108)
Adjustment to retirement benefit liability, net of tax	—	53	—	—	53
Adjustment to post-retirement healthcare benefit liability, net of tax	—	45	—	—	45

Other comprehensive income (loss)	—	98	(2,108)	—	(2,010)

Total comprehensive (loss) income	$(4,864)	$9,139	$(21,459)	$9,541	$(7,643)

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$75,856	$21,183	$—	$97,039
Accounts receivable, net	—	79,356	10,726	—	90,082
Intercompany balances	23,618	(1,655)	(21,963)	—	—
Inventories	—	111,676	9,476	—	121,152
Other current assets	7,578	5,722	827	—	14,127

Total current assets	31,196	270,955	20,249	—	322,400

Property, plant, and equipment, net	—	119,587	12,165	—	131,752
Goodwill	—	334,123	7,051	—	341,174
Acquired intangibles	—	86,014	5,763	—	91,777
Other assets	3,415	3,643	1	—	7,059
Investment in subsidiaries	652,689	33,259	—	(685,948)	—

	$687,300	$847,581	$45,229	$(685,948)	$894,162

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$62,464	$7,161	$—	$69,625
Accrued expenses	5,551	42,418	1,910	—	49,879
Current maturities of long-term debt	—	409	—	—	409

Total current liabilities	5,551	105,291	9,071	—	119,913

Long-term debt	210,000	3,598	—	—	213,598
Deferred income taxes	—	52,746	2,378	—	55,124
Other non-current liabilities	—	33,257	521	—	33,778
Shareholders’ equity	471,749	652,689	33,259	(685,948)	471,749

	$687,300	$847,581	$45,229	$(685,948)	$894,162

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

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

DECEMBER 31, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities of continuing operations	$(9,023)	$64,994	$4,333	$—	$60,304
Net cash used in operating activities of discontinued operations	—	(9)	—	—	(9)

Net cash (used in) provided by operating activities	(9,023)	64,985	4,333	—	60,295

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(5,536)	—	—	(5,536)
Purchases of property, plant, and equipment	—	(11,719)	(3,221)	—	(14,940)
Net proceeds from sale of property and equipment	—	12,592	18	—	12,610

Net cash used in investing activities	—	(4,663)	(3,203)	—	(7,866)

Cash Flows from Financing Activities
Long-term debt payments	(204,000)	(1,094)	—	—	(205,094)
Proceeds from long-term debt	210,000	—	—	—	210,000
Payment of deferred financing fees	(3,858)	(41)	—	—	(3,899)
Payment of note redemption fees	(3,702)	—	—	—	(3,702)
Purchase of treasury stock at market prices	(714)	—	—	—	(714)
Intercompany financing	10,577	(9,494)	(1,083)	—	—
Tax benefit from equity compensation	72	—	—	—	72
Net proceeds from issuance of common stock	648	—	—	—	648

Net cash provided by (used in) financing activities	9,023	(10,629)	(1,083)	—	(2,689)

Effect of exchange rate changes on cash	—	—	(729)	—	(729)

Net increase (decrease) in cash and cash equivalents	—	49,693	(682)	—	49,011

Cash and cash equivalents at beginning of year	—	26,163	21,865	—	48,028

Cash and cash equivalents at end of period	$—	$75,856	$21,183	$—	$97,039

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

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

DECEMBER 31, 2011

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities of continuing operations	$(15,876)	$56,841	$8,863	$—	$49,828
Net cash (used in) provided by operating activities of discontinued operations	—	(3,181)	48	—	(3,133)

Net cash (used in) provided by operating activities	(15,876)	53,660	8,911	—	46,695

Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(109,248)	—	—	(109,248)
Purchases of property, plant, and equipment	—	(11,033)	(519)	—	(11,552)
Purchase of other investment	—	(250)	—	—	(250)
Net proceeds from sale of property and equipment	—	1,085	141	—	1,226
Net proceeds from sale of business	—	67,529	—	—	67,529

Net cash used in investing activities of continuing operations	—	(51,917)	(378)	—	(52,295)
Net cash provided by investing activities of discontinued operations	—	2,089	—	—	2,089

Net cash used in investing activities	—	(49,828)	(378)		(50,206)

Cash Flows from Financing Activities				—
Long-term debt payments	—	(74,262)	—	—	(74,262)
Proceeds from long-term debt	—	73,849	—	—	73,849
Payment of deferred financing fees	—	(1,570)	—	—	(1,570)
Purchase of treasury stock at market prices	(826)	—	—	—	(826)
Intercompany financing	16,668	(13,507)	(3,161)	—	—
Net proceeds from issuance of common stock	34	—	—	—	34

Net cash provided by (used in) financing activities	15,876	(15,490)	(3,161)	—	(2,775)

Effect of exchange rate changes on cash	—	—	(463)	—	(463)

Net (decrease) increase in cash and cash equivalents	—	(11,658)	4,909	—	(6,749)

Cash and cash equivalents at beginning of year	—	46,349	14,517	—	60,866

Cash and cash equivalents at end of period	$—	$34,691	$19,426	$—	$54,117

GIBRALTAR INDUSTRIES, INC.

QUARTERLY UNAUDITED FINANCIAL DATA

(in thousands, except per share data)

	2013 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
Net sales	$196,801	$224,519	$217,412	$188,835	$827,567
Gross profit	$36,177	$44,706	$41,762	$35,452	$158,097
Income (loss) from operations	$5,196	$16,283	$(6,152)	$6,153	$21,480
Interest expense	$11,160	$3,690	$3,828	$3,811	$22,489
(Loss) income from continuing operations	$(3,643)	$7,732	$(13,727)	$4,009	$(5,629)
Loss from discontinued operations	$(4)	$—	$—	$—	$(4)
Net (loss) income	$(3,647)	$7,732	$(13,727)	$4,009	$(5,633)

(Loss) income per share from continuing operations:
Basic	$(0.12)	$0.25	$(0.44)	$0.13	$(0.18)
Diluted	$(0.12)	$0.25	$(0.44)	$0.13	$(0.18)

Income per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00	$0.00

	2012 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
Net sales	$192,171	$219,734	$205,514	$172,639	$790,058
Gross profit	$35,481	$41,726	$40,228	$32,125	$149,560
Income from operations	$7,023	$16,293	$15,749	$1,196	$40,261
Interest expense	$4,674	$4,627	$4,688	$4,593	$18,582
Income (loss) from continuing operations	$1,449	$7,915	$7,022	$(3,736)	$12,650
(Loss) income from discontinued operations	$(87)	$(9)	$279	$(188)	$(5)
Net income (loss)	$1,362	$7,906	$7,301	$(3,924)	$12,645

Income (loss) per share from continuing operations:
Basic	$0.05	$0.26	$0.23	$(0.12)	$0.41
Diluted	$0.05	$0.26	$0.23	$(0.12)	$0.41

(Loss) income per share from discontinued operations:
Basic	$(0.01)	$0.00	$0.01	$(0.01)	$0.00
Diluted	$(0.01)	$0.00	$0.01	$(0.01)	$0.00

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). The Company’s Chairman of the Board and Chief Executive Officer and the Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation and the definition of disclosure controls and procedures contained in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s Chairman of the Board and Chief Executive Officer, and Senior Vice President and Chief Financial Officer have concluded that as of the end of such period the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The Company acquired select assets of U.S. Sunlight Corp. on September 9, 2013, the results of which were excluded from management’s annual report on internal control over financial reporting as of December 31, 2013. The results of this business are included in our 2013 consolidated financial statements and collectively constituted $6.8 million and $6.6 million of total and net assets, respectively, as of December 31, 2013 and $1.3 million and $0.3 million of net sales and net loss, respectively, for the year then ended.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2013 that have materially affected the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Gibraltar Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of U.S. Sunlight Corp., which is included in the 2013 consolidated financial statements of Gibraltar Industries, Inc. and constituted $6.8 million and $6.6 million of total and net assets, respectively, as of December 31, 2013, and $1.3 million and $0.3 million of net sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Gibraltar Industries, Inc. also did not include an evaluation of the internal control over financial reporting of U.S. Sunlight Corp.

In our opinion, Gibraltar Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Gibraltar Industries, Inc. and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Buffalo, New York
February 20, 2014

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2014 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year.

The Company has adopted a Code of Ethics that applies to the Chairman of the Board and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and other senior financial officers and executives of the Company. The complete text of this Code of Ethics is available in the corporate governance section of our website at www.gibraltar1.com. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2014 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2014 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2014 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2014 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2013 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	The following financial statements are included:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011

(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011

(iv)	Consolidated Balance Sheets as of December 31, 2013 and 2012

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011

(vi)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011

(vii)	Notes to Consolidated Financial Statements

(2)	The following Financial Statement Schedules for the years ended December 31, 2013, 2012, and 2011 are included in this Annual Report on Form 10-K:

(i)	Quarterly Unaudited Financial Data (included in notes to consolidated financial statements)

Schedules other than those listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

(3)	Exhibits: the index of exhibits to this Annual Report on Form 10-K included herein is set forth on the attached Exhibit Index beginning on page 88.

(b)	Other Information:

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
By	/s/ Brian J. Lipke
Brian J. Lipke
Chairman of the Board and Chief Executive Officer
Dated : February 20, 2014

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian J. Lipke	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 20, 2014
Brian J. Lipke

/s/ Kenneth W. Smith	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 20, 2014
Kenneth W. Smith

/s/ David N. Campbell	Director	February 20, 2014
David N. Campbell

/s/ William J. Colombo	Director	February 20, 2014
William J. Colombo

/s/ Gerald S. Lippes	Director	February 20, 2014
Gerald S. Lippes

/s/ William P. Montague	Director	February 20, 2014
William P. Montague

/s/ Arthur A. Russ, Jr.	Director	February 20, 2014
Arthur A. Russ, Jr.

/s/ Robert E. Sadler, Jr.	Director	February 20, 2014
Robert E. Sadler, Jr.

Exhibit Index

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908)), as amended by Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed May 22, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 22, 2012).

3.2	Amended and Restated By Laws of Gibraltar Industries, Inc. effective August 1, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 3, 2012)

4.1	Specimen Common Share Certificate (incorporated by reference number to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

4.2	Indenture for 8% Notes dated as of December 8, 2005, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005), as amended by Supplemental Indenture dated as of January 31, 2013, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 1, 2013).

4.3	Indenture for 6.25% Notes dated as of January 31, 2013, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 1, 2013).

10.1*	Amended and Restated Employment Agreement dated as of December 23, 2013 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 23, 2013)

10.2*	Employment Agreement dated as of August 21, 2007 between the Registrant and Henning N. Kornbrekke (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2007), as amended by Employment Agreement, dated October 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 4, 2013)

10.3*	Amended and Restated Change in Control Agreement between the Company and Brian J. Lipke dated December 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2013)

10.4*	Change in Control Agreement between the Company and Henning N. Kornbrekke dated March 24, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 25, 2011)

10.5*	Change in Control Agreement between the Company and Kenneth W. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.6*	Change in Control Agreement between the Company and Paul M. Murray (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 24 , 2009)

10.7*	Consulting Agreement between the Company and Henning N. Kornbrekke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2013)

10.8*	Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.9*	Gibraltar Deferred Compensation Plan Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2009)

Exhibit Number	Exhibit

10.10*	Amended and Restated Gibraltar Industries, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2006), as amended by Equity Incentive Plan, dated May 18, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2009)

10.11*	Fourth Amendment and Restatement of the Gibraltar Industries, Inc. Management Stock Purchase Plan, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2012)

10.12*	Gibraltar Industries, Inc. Omnibus Code Section 409A Compliance Policy, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009)

10.13*	Summary Description of Annual Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.14*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Units (Long Term Incentive) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.15*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Non-Qualified Option (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.16*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Stock Units, dated January 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2009)

10.17*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Stock Units, dated January 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2014)

10.18*	Gibraltar Industries, Inc., 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2009)

10.19*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2011)

10.120*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2012)

10.21*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2013)

10.22*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2014)

10.23*	Letter from Brian J. Lipke dated March 24, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 25, 2011)

10.24	Registration Rights Agreement, dated as of January 31, 2013, among the Company, the Guarantors and J.P. Morgan Securities LLC., KeyBanc Capital Markets Inc., HSBC Securities (USA) Inc. and RBS Securities Inc., as initial purchasers of the 6.25% Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 1, 2013)

Exhibit Number	Exhibit

10.25	Fourth Amended and Restated Credit Agreement dated October 11, 2011 among Gibraltar Industries, Inc. and Gibraltar Steel Corporation of New York, as borrowers, the lenders parties thereto, Key Bank National Association, as administrative agent, JPMorgan Chase Bank, N.A., as co-syndication agent, Bank of America, N.A., as co-syndication agent, M&T Bank, as co-documentation agent, RBS Citizens, National Association, as co-documentation agent, and HSBC Bank USA, National Association, as co-documentation agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 13, 2011)

10.26	Stock Purchase Agreement among Gibraltar Steel Corporation of New York, MiTek Industries, Inc., and MiTek Canada, Inc. dated March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 15, 2011)

10.27	Stock Purchase Agreement among Gibraltar Industries, Inc. and the stockholders of D.S.B. Holding Corp. dated March 10, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 15, 2011)

10.28	Stock Purchase Agreement By and Between Southeastern Metals Manufacturing Company, Inc. and the stockholders of Pacific Award Metals, Inc. dated June 3, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 9, 2011)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Document is a management contract or compensatory plan or agreement.
**	Submitted electronically with this Annual Report on Form 10-K.