Form 10-Q
period 2014-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2014-05-02
CIK 912562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 29, 2014, the number of common shares outstanding was: 30,846,564

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$191,032	$196,801
Cost of sales	161,168	160,624

Gross profit	29,864	36,177
Selling, general, and administrative expense	29,531	30,981

Income from operations	333	5,196
Interest expense	3,640	11,160
Other expense (income)	30	(66)

Loss before taxes	(3,337)	(5,898)
Benefit of income taxes	(1,251)	(2,255)

Loss from continuing operations	(2,086)	(3,643)
Discontinued operations:
Loss before taxes	—	(7)
Benefit of income taxes	—	(3)

Loss from discontinued operations	—	(4)

Net loss	$(2,086)	$(3,647)

Net earnings per share – Basic:
Loss from continuing operations	$(0.07)	$(0.12)
Loss from discontinued operations	—	—

Net loss	$(0.07)	$(0.12)

Weighted average shares outstanding – Basic	31,034	30,877

Net earnings per share – Diluted:
Loss from continuing operations	$(0.07)	$(0.12)
Loss from discontinued operations	—	—

Net loss	$(0.07)	$(0.12)

Weighted average shares outstanding – Diluted	31,034	30,877

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(2,086)	$(3,647)
Other comprehensive loss:
Foreign currency translation adjustment	(904)	(3,097)
Adjustment to retirement benefit liability, net of tax	2	2
Adjustment to post-retirement health care liability, net of tax	19	38

Other comprehensive loss	(883)	(3,057)

Total comprehensive loss	$(2,969)	$(6,704)

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$78,186	$97,039
Accounts receivable, net of reserve of $4,770 and $4,774 in 2014 and 2013	106,639	90,082
Inventories	127,200	121,152
Other current assets	16,803	14,127

Total current assets	328,828	322,400
Property, plant, and equipment, net	130,476	131,752
Goodwill	340,942	341,174
Acquired intangibles	90,294	91,777
Other assets	6,495	7,059

	$897,035	$894,162

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,813	$69,625
Accrued expenses	42,739	49,879
Current maturities of long-term debt	405	409

Total current liabilities	125,957	119,913
Long-term debt	213,600	213,598
Deferred income taxes	55,113	55,124
Other non-current liabilities	32,877	33,778
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,219 and 31,131 shares issued in 2014 and 2013	312	311
Additional paid-in capital	244,504	243,389
Retained earnings	234,363	236,449
Accumulated other comprehensive loss	(4,468)	(3,585)
Cost of 417 and 395 common shares held in treasury in 2014 and 2013	(5,223)	(4,815)

Total shareholders’ equity	469,488	471,749

	$897,035	$894,162

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(2,086)	$(3,647)
Loss from discontinued operations	—	(4)

Loss from continuing operations	(2,086)	(3,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,566	6,904
Stock compensation expense	660	973
Other non-cash adjustments	550	425
Non-cash charges to interest expense	261	273
Loss on early note redemption	—	7,166
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(17,107)	(22,813)
Inventories	(6,266)	(9,802)
Other current assets and other assets	(2,248)	232
Accounts payable	13,060	13,277
Accrued expenses and other non-current liabilities	(8,016)	(5,679)

Net cash used in operating activities of continuing operations	(14,626)	(12,687)
Net cash used in operating activities of discontinued operations	—	(7)

Net cash used in operating activities	(14,626)	(12,694)

Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(4,056)	(1,979)
Net proceeds from sale of property and equipment	137	127

Net cash used in investing activities	(3,919)	(1,852)

Cash Flows from Financing Activities
Proceeds from long-term debt	—	210,000
Long-term debt payments	(2)	(204,678)
Payment of deferred financing costs	—	(3,711)
Payment of note redemption fees	—	(3,702)
Purchase of treasury stock at market prices	(408)	(636)
Net proceeds from issuance of common stock	365	327
Excess tax benefit from stock compensation	91	83

Net cash provided by (used in) financing activities	46	(2,317)

Effect of exchange rate changes on cash	(354)	(877)

Net decrease in cash and cash equivalents	(18,853)	(17,740)
Cash and cash equivalents at beginning of year	97,039	48,028

Cash and cash equivalents at end of period	$78,186	$30,288

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2013	31,131	$311	$243,389	$236,449	$(3,585)	395	$(4,815)	$471,749
Net loss	—	—	—	(2,086)	—	—	—	(2,086)
Foreign currency translation adjustment	—	—	—	—	(904)	—	—	(904)
Adjustment to pension benefit liability, net of taxes of $1	—	—	—	—	2	—	—	2
Adjustment to post-retirement healthcare benefit liability, net of taxes of $12	—	—	—	—	19	—	—	19
Stock compensation expense	—	—	660	—	—	—	—	660
Excess tax benefit from stock compensation	—	—	91	—	—	—	—	91
Stock options exercised	30	—	365	—	—	—	—	365
Net settlement of restricted stock units	58	1	(1)	—	—	22	(408)	(408)

Balance at March 31, 2014	31,219	$312	$244,504	$234,363	$(4,468)	417	$(5,223)	$469,488

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial position at March 31, 2014 and December 31, 2013, the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2014 and 2013, and the statement of shareholders’ equity for the three months ended March 31, 2014 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report for the year ended December 31, 2013 as filed on Form 10-K.

The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. The Company is subject to seasonal fluctuations in our businesses primarily due to reduced activity in the first and fourth quarters for the industries which we serve due to inclement weather.

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Raw material	$54,830	$52,751
Work-in-process	11,310	11,100
Finished goods	61,060	57,301

Total inventories	$127,200	$121,152

3. ACQUISITIONS

In September 2013, the Company purchased the assets of a domestic designer and distributor of solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition (included in the Company’s Residential Products segment). The fair value of the aggregate purchase consideration for the assets acquired was $7,454,000. As part of the purchase agreement, the Company is required to pay additional consideration, or an earn-out provision, based on the acquired business’s EBITDA through the last day of the twenty-fourth month following the closing date of the acquisition. The Company expects to make payments of additional consideration through the end of 2015. The purchase agreement does not provide for a limit of the amount of additional consideration. The Company recorded a payable of $2,322,000 to reflect the fair value of the Company’s obligation at the date of the acquisition. Adjustments to this payable are and will be reflected in the Company’s Statement of Operations. The fair value of the Company’s obligation was $1,891,000 as of March 31, 2014, which resulted in $27,000 of expense recorded in SG&A during the three months ended March 31, 2014.

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

The 2013 acquisition was financed through cash on hand. The Company incurred certain acquisition-related costs composed of legal and consulting fees of $2,000 and $117,000 for the three months ended March 31, 2014 and 2013, respectively. All acquisition-related costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations. The Company also recognized additional cost of sales of $206,000 and $203,000 for the three months ended March 31, 2014 and 2013, respectively, related to the sale of inventory at fair value as a result of allocating the purchase price of the recent acquisitions.

4. GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Total
Balance as of December 31, 2013	$195,520	$145,654	$341,174
Foreign currency translation	—	(232)	(232)

Balance as of March 31, 2014	$195,520	$145,422	$340,942

The goodwill balances as of March 31, 2014 and December 31, 2013 are net of accumulated impairment losses of $150,965,000.

Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$45,744	$—	$45,724	$—	Indefinite
Finite-lived intangible assets:
Trademarks	3,950	1,525	3,989	1,420	2 to 15 Years
Unpatented technology	24,690	7,428	24,690	6,980	5 to 20 Years
Customer relationships	54,129	29,750	54,171	28,926	5 to 16 Years
Non-compete agreements	1,937	1,453	1,937	1,408	4 to 10 Years
Backlog	1,330	1,330	1,330	1,330	1 to 2 Years

	86,036	41,486	86,117	40,064

Total acquired intangible assets	$131,780	$41,486	$131,841	$40,064

The Company incurred $1,439,000 and $1,719,000 of acquired intangible asset amortization expense for the three months ended March 31, 2014 and 2013, respectively.

Amortization expense related to acquired intangible assets for the remainder of fiscal 2014 and the next five years thereafter is estimated as follows (in thousands):

2014	$4,276
2015	$5,578
2016	$5,243
2017	$4,882
2018	$4,320
2019	$2,172

5. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. At March 31, 2014 and December 31, 2013, the Company had $159,000 and $296,000, respectively, recorded in accounts payable for amounts due to this law firm. For the three months ended March 31, 2014 and 2013, the Company incurred the following costs for legal services from this firm, including services provided in connection with the note refinancing and classified as debt issuance costs (in thousands):

	2014	2013
Selling, general, and administrative expense	$220	$304
Capitalized as deferred financing costs	—	208

Total related-party legal costs	$220	$512

Effective September 30, 2013, Henning N. Kornbrekke, the former President and Chief Operating Officer, retired and entered into a consulting agreement with the Company. Through this agreement, he will serve as a consultant to the Company through December 2014 for a monetary fee of $10,000 per month.

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	4,005	4,007

Total debt	214,005	214,007
Less current maturities	405	409

Total long-term debt	$213,600	$213,598

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

Standby letters of credit of $12,868,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of March 31, 2014. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of March 31, 2014, based upon the Company’s current borrowing base calculation, the Company had $116,712,000 of availability under the revolving credit facility.

On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of March 31, 2014, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.

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

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post- Retirement Health Care Costs	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$(2,201)	$45	$(1,429)	$(3,585)
Current period change	(904)	2	19	(883)

Balance as of March 31, 2014	$(3,105)	$47	$(1,410)	$(4,468)

8. EQUITY-BASED COMPENSATION

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

Restricted Stock Units

The following table provides the number of restricted stock units (that will convert to shares upon vesting), that were issued during the three months ended March 31 along with the weighted average grant date fair value of each award:

	2014		2013
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	88,755	$18.42	72,165	$16.50

Performance Stock Units

In January 2012, the Company awarded 295,000 performance stock units with a grant date fair value of $4,152,000. As of March 31, 2014, 280,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was based on the Company’s total stockholder returns relative to the S&P Small Cap 600 Index for the calendar year of 2012. During the performance period, the participants earned 58.3% of target, aggregating 163,200 performance stock units compared to the target of 280,000 awards.

In January 2013, the Company awarded 304,000 performance stock units with a grant date fair value of $4,123,000. As of March 31, 2014, 246,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was determined based on the Company’s actual return on invested capital (ROIC) for 2013 relative to the improved ROIC targeted for the performance period ending December 31, 2013. During the performance period, the participants earned 50% of target, aggregating 123,000 performance stock units compared to the target of 246,000 awards.

In January 2014, the Company awarded 212,000 performance stock units with a grant date fair value of $3,914,000, all of which remain outstanding as of March 31, 2014. The final number of performance stock units earned will be determined based on the Company’s actual return on invested capital (ROIC) for 2014.

The cost of the 2012, 2013 and 2014 performance stock awards will be recognized over the requisite vesting period, which ranges between one year and three years, depending on the date a participant turns 60 and completes 5 years of service. After the vesting period, any performance stock units earned will convert to cash based on the trailing 90-day closing price of the Company’s common stock as of December 31, 2014, 2015 and 2016 and be payable to participants in January 2015, 2016 and 2017, respectively.

The following table summarizes the compensation expense recognized for the performance stock units for the three months ended March 31 (in thousands):

	2014	2013
Performance stock unit compensation expense	$1,137	$1,501

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

The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the three months ended March 31, 2014 and 2013, 108,043 and 183,178 restricted stock units, respectively, including the company-match, were credited to participant accounts. At March 31, 2014 and December 31, 2013, the value of the restricted stock units in the MSPP was $16.20 and $15.97 per unit, respectively. At March 31, 2014 and December 31, 2013, 722,931 and 614,888 restricted stock units, including the company-match, were credited to participant accounts including 62,133 and 47,268, respectively, of unvested restricted stock units. The Company made disbursements of $395,000 and $531,000 out of the MSPP during the three months ended March 31, 2014 and 2013, respectively.

9. FAIR VALUE MEASUREMENTS

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

As described in Note 3 of the consolidated financial statements, the Company acquired the assets of one business during the year ended December 31, 2013. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to assign fair values to inventory, property, plant and equipment, and intangible assets included the cost approach, market approach, relief-from-royalty approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of the property, plant and equipment, forecasted net sales and incomes, and royalty rates. In addition, the Company has a contingent consideration liability related to the earn-out provision for the 2013 acquisition discussed in Note 3 which is recorded at fair value on a recurring basis each reporting period. A discounted cash flow analysis, which takes into account a discount rate, forecasted EBITDA of the acquired business and the Company’s estimate of the probability of the acquired business achieving the forecasted EBITDA is used to determine the fair value of this liability at each reporting period until the liability will be settled in 2015. The fair value of this liability is determined using Level 3 inputs. The fair value of this liability is sensitive primarily to changes in the forecasted EBITDA of the acquired business. As of March 31, 2014 and December 31, 2013, the fair value of the contingent consideration liability was $1,891,000 and $1,864,000, respectively.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At March 31, 2014, the fair value of outstanding debt was $227,524,000 compared to its carrying value of $214,005,000. The fair value of the Company’s Senior Subordinated 6.25% Notes was estimated based on quoted market prices, a Level 1 input.

10. DISCONTINUED OPERATIONS

For certain divestiture transactions, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. As of March 31, 2014, the Company has a contingent liability recorded for environmental remediation related to a discontinued operation. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operation.

11. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of facilities and product lines. During 2013, the Company consolidated two facilities in this effort, and also identified two other facilities to close or consolidate. During this process in 2014, the Company incurred $83,000 of asset impairment charges along with exit activity costs, including contract termination costs, severance costs, and other moving and closing costs, and expects to incur approximately $700,000 of additional costs related to these efforts. If future opportunities for cost savings are identified, other facility consolidations and closings will be considered.

The following table provides a summary of exit activity costs and asset impairments incurred by segment during the three months ended March 31 (in thousands):

	2014	2013
Residential Products	$327	$29
Industrial and Infrastructure Products	102	—
Corporate	—	—

Total exit activity costs and asset impairments	$429	$29

The following table provides a summary of where the exit activity costs and asset impairments were recorded in the statement of operations for the three months ended March 31 (in thousands):

	2014	2013
Cost of sales	$325	$29
Selling, general, and administrative expense	104	—

Total exit activity costs and asset impairments	$429	$29

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2014	2013
Balance as of January 1	$1,092	$1,323
Exit activity costs recognized	346	29
Cash payments	(536)	(315)

Balance as of March 31	$902	$1,037

12. INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations for the three months ended March 31 and the applicable effective tax rates (in thousands):

	2014	2013
Benefit of income taxes	$1,251	$2,255
Effective tax rate	37.5%	38.2%

The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2014 could be materially different from the forecasted rate used for the three months ended March 31, 2014.

The effective tax rates for the first quarter of 2014 and 2013 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by deductible permanent differences.

13. NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise of shares issuable under its equity compensation plans described in Note 8 of the consolidated financial statements. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31 (in thousands):

	2014	2013
Numerator:
Loss from continuing operations	$(2,086)	$(3,643)
Loss from discontinued operations	—	(4)

Net loss available to common shareholders	$(2,086)	$(3,647)

Denominator for basic earnings per share:
Weighted average shares outstanding	31,034	30,877
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,034	30,877
Common stock options and restricted stock	—	—

Weighted average shares and conversions	31,034	30,877

For the three months ended March 31, 2014 and 2013, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 209,000 and 182,000 shares for the three months ended March 31, 2014 and 2013, respectively.

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

The following table sets for the reconciliation of sales to earnings before income taxes by segment for the three months ended March 31 (in thousands):

	2014	2013
Net sales:
Residential Products	$86,983	$89,664
Industrial and Infrastructure Products	104,346	107,467
Less: Intersegment sales	(297)	(330)

	104,049	107,137

Total consolidated net sales	$191,032	$196,801

Income (loss) from operations:
Residential Products	$2,093	$6,638
Industrial and Infrastructure Products	3,108	6,327
Unallocated Corporate Expenses	(4,868)	(7,769)

Total operating profit	$333	$5,196

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$172,781	$22,919	$(4,668)	$191,032
Cost of sales	—	145,161	20,494	(4,487)	161,168

Gross profit	—	27,620	2,425	(181)	29,864
Selling, general, and administrative expense	36	27,763	1,732	—	29,531

(Loss) income from operations	(36)	(143)	693	(181)	333
Interest expense (income)	3,361	314	(35)	—	3,640
Other expense	—	30	—	—	30

(Loss) income before taxes	(3,397)	(487)	728	(181)	(3,337)
(Benefit of) provision for income taxes	(1,177)	(234)	160	—	(1,251)

(Loss) income from continuing operations	(2,220)	(253)	568	(181)	(2,086)
Discontinued operations:
Loss from discontinued operations before taxes	—	—	—	—	—
Benefit of income taxes	—	—	—	—	—

Loss from discontinued operations	—	—	—	—	—
Equity in earnings from subsidiaries	315	568	—	(883)	—

Net (loss) income	$(1,905)	$315	$568	$(1,064)	$(2,086)

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(1,905)	$315	$568	$(1,064)	$(2,086)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(904)	—	(904)
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	19	—	—	19

Other comprehensive income (loss)	—	21	(904)	—	(883)

Total comprehensive (loss) income	$(1,905)	$336	$(336)	$(1,064)	$(2,969)

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

GIBRALTAR INDUSTRIES, INC.

CONSOLIDATING BALANCE SHEETS

MARCH 31, 2014

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$57,601	$20,585	$—	$78,186
Accounts receivable, net	—	94,937	11,702	—	106,639
Intercompany balances	25,306	(2,582)	(22,724)	—	—
Inventories	—	117,693	9,507	—	127,200
Other current assets	1,245	14,497	1,061	—	16,803

Total current assets	26,551	282,146	20,131	—	328,828
Property, plant, and equipment, net	—	117,395	13,081	—	130,476
Goodwill	—	334,123	6,819	—	340,942
Acquired intangibles	—	84,667	5,627	—	90,294
Other assets	3,294	3,201	—	—	6,495
Investment in subsidiaries	651,528	32,499	—	(684,027)	—

	$681,373	$854,031	$45,658	$(684,027)	$897,035

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$75,171	$7,642	$—	$82,813
Accrued expenses	1,885	38,225	2,629	—	42,739
Current maturities of long-term debt	—	405	—	—	405

Total current liabilities	1,885	113,801	10,271	—	125,957
Long-term debt	210,000	3,600	—	—	213,600
Deferred income taxes	—	52,759	2,354	—	55,113
Other non-current liabilities	—	32,343	534	—	32,877
Shareholders’ equity	469,488	651,528	32,499	(684,027)	469,488

	$681,373	$854,031	$45,658	$(684,027)	$897,035

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

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(6,639)	$(8,985)	$998	$—	$(14,626)
Net cash used in operating activities of discontinued operations	—	—	—	—	—

Net cash (used in) provided by operating activities	(6,639)	(8,985)	998	—	(14,626)

Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(2,474)	(1,582)	—	(4,056)
Net proceeds from sale of property and equipment	—	135	2	—	137

Net cash used in investing activities	—	(2,339)	(1,580)	—	(3,919)

Cash Flows from Financing Activities
Long-term debt payments	—	(2)	—	—	(2)
Purchase of treasury stock at market prices	(408)	—	—	—	(408)
Net proceeds from issuance of common stock	365	—	—	—	365
Intercompany financing	6,591	(6,929)	338	—	—
Excess tax benefit from stock compensation	91	—	—	—	91

Net cash provided by (used in) financing activities	6,639	(6,931)	338	—	46

Effect of exchange rate changes on cash	—	—	(354)	—	(354)

Net decrease in cash and cash equivalents	—	(18,255)	(598)	—	(18,853)
Cash and cash equivalents at beginning of year	—	75,856	21,183	—	97,039

Cash and cash equivalents at end of period	$—	$57,601	$20,585	$—	$78,186

GIBRALTAR INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(2,878)	$(10,125)	$316	$—	$(12,687)
Net cash used in operating activities of discontinued operations	—	(7)	—	—	(7)

Net cash (used in) provided by operating activities	(2,878)	(10,132)	316	—	(12,694)

Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(1,641)	(338)	—	(1,979)
Net proceeds from sale of property and equipment	—	127	—	—	127

Net cash used in investing activities	—	(1,514)	(338)	—	(1,852)

Cash Flows from Financing Activities
Long-term debt payments	(204,000)	(678)	—	—	(204,678)
Proceeds from long-term debt	210,000	—	—	—	210,000
Payment of note redemption fees	(3,702)	—	—	—	(3,702)
Purchase of treasury stock at market prices	(636)	—	—	—	(636)
Payment of deferred financing costs	(3,705)	(6)	—	—	(3,711)
Net proceeds from issuance of common stock	327	—	—	—	327
Intercompany financing	4,511	(4,458)	(53)	—	—
Excess tax benefit from stock compensation	83	—	—	—	83

Net cash provided by (used in) financing activities	2,878	(5,142)	(53)	—	(2,317)

Effect of exchange rate changes on cash	—	—	(877)	—	(877)

Net decrease in cash and cash equivalents	—	(16,788)	(952)	—	(17,740)
Cash and cash equivalents at beginning of year	—	26,163	21,865	—	48,028

Cash and cash equivalents at end of period	$—	$9,375	$20,913	$—	$30,288

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore, are or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “anticipates,” “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the industry in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” disclosed in our Annual Report on Form 10-K. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

We serve customers primarily throughout North America and Europe, and, to a lesser extent, in Asia, Africa, Australia, and Central and South America. Our customers include major home improvement retailers, wholesalers, and industrial distributors and contractors. As of March 31, 2014, we operated 43 facilities in 23 states, Canada, England, and Germany, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.

The Company operates and reports its results in the following two operating segments, entitled “Residential Products” and “Industrial and Infrastructure Products”.

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

The end markets served by our business are subject to economic conditions that are influenced by but are not limited to interest rates, commodity costs, demand for residential construction, the level of non-residential construction and infrastructure projects and demand for related repair and remodeling. Current end market conditions overall are equivalent to those in 2013 and 2012, as the Company was still impacted by historically low levels of activity in its core markets. Although unevenly improving over the past few years, many economic indicators, such as residential housing starts, non-residential construction starts, industrial shipments and home repair and remodeling activity, continue to remain at levels well below long-term averages.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth selected data from our statements of operations and the related percentage of net sales for the three months ended March 31 (in thousands):

	2014		2013
Net sales	$191,032	100.0%	$196,801	100.0%
Cost of sales	161,168	84.4%	160,624	81.6%

Gross profit	29,864	15.6%	36,177	18.4%
Selling, general, and administrative expense	29,531	15.4%	30,981	15.8%

Income from operations	333	0.2%	5,196	2.6%
Interest expense	3,640	1.9%	11,160	5.6%
Other expense (income)	30	0.0%	(66)	0.0%

Loss before taxes	(3,337)	(1.7)%	(5,898)	(3.0)%
Benefit of income taxes	(1,251)	(0.6)%	(2,255)	(1.1)%

Loss from continuing operations	(2,086)	(1.1)%	(3,643)	(1.9)%
Loss from discontinued operations	—	0.0%	(4)	0.0%

Net loss	$(2,086)	(1.1)%	$(3,647)	(1.9)%

The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31 (in thousands):

			Total
	2014	2013	Change
Net sales:
Residential Products	$86,983	$89,664	$(2,681)
Industrial and Infrastructure Products	104,346	107,467	(3,121)
Less: Intersegment sales	(297)	(330)	33

	104,049	107,137	(3,088)

Consolidated	$191,032	$196,801	$(5,769)

Net sales decreased by $5.8 million, or 2.9%, to $191.0 million for the three months ended March 31, 2014 from net sales of $196.8 million for the three months ended March 31, 2013. The decrease was the result of a 2.1% decrease in volume along with a 1.0% decrease in pricing to customers.

Net sales in our Residential Products segment decreased 3.0%, or $2.7 million to $87.0 million in the first quarter of 2014 compared to $89.7 million in the first quarter of 2013. The decrease was a result of a 2.0% decrease in volume along with a 1.3% decrease in pricing to customers, slightly offset by a 0.3% increase due to sales generated by an acquisition completed in 2013. The Company experienced decreased demand from residential new construction as well as repair and remodeling activity, primarily due to particularly harsh and prolonged winter weather conditions experienced in the first quarter for this year. The lower selling prices were primarily the result of a decline in commodity costs for aluminum and meeting selective competitive situations.

Net sales in our Industrial and Infrastructure Products segment decreased 2.9%, or $3.1 million to $104.3 million in the first quarter of 2014 compared to $107.5 million in the first quarter of 2013. The decrease was primarily the result of a 2.2% decrease in volume, primarily to the transportation infrastructure market. Pricing to customers decreased 0.7%, the result of meeting selective competitive situations.

Our gross margin decreased to 15.6% for the three months ended March 31, 2014 compared to 18.4% for the three months ended March 31, 2013. Both segments were impacted by lower volumes, an unfavorable mix of products with lower margins as compared to the prior year, and less favorable alignment of material costs to customer selling prices. Increased costs for resins in our Residential Products segment also contributed to the margin compression. Competitive pressures on pricing and increased steel costs in our industrial markets contributed to the margin compression in our Industrial and Infrastructure Products segment.

Selling, general, and administrative expenses (SG&A) decreased by $1.5 million, or 4.7%, to $29.5 million for the three months ended March 31, 2014 from $31.0 million for the three months ended March 31, 2013. The $1.5 million decrease was largely the result of a $2.5 million decrease in equity based compensation expense as compared to the first quarter of 2013, the result of the lower degree of change in the Company’s stock price during the first quarter of 2014. SG&A expenses as a percentage of net sales decreased to 15.4% in the first quarter of 2014 compared to 15.8% in 2013.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended March 31 (in thousands):

	2014	2013	Total Change
Income from operations:
Residential Products	$2,093	$6,638	$(4,545)
Industrial and Infrastructure Products	3,108	6,327	(3,219)
Unallocated Corporate Expenses	(4,868)	(7,769)	2,901

Consolidated	$333	$5,196	$(4,863)

	2014	2013	Total Change
Income from operations as a percentage of sales:
Residential Products	2.4%	7.4%	(5.0)
Industrial and Infrastructure Products	3.0%	5.9%	(2.9)
Consolidated	0.2%	2.6%	(2.4)

Our Residential Products segment generated an operating margin of 2.4% during the first quarter of 2014 compared to an operating margin of 7.4% during the first quarter of 2013. The decrease in operating margin included the effects of lower sales volume, less favorable alignment of material costs to customer selling prices and a less favorable product mix as compared to the first quarter of 2013.

Our Industrial and Infrastructure Products segment generated an operating margin of 3.0% during the first quarter of 2014 compared to an operating margin of 5.9% during the first quarter of 2013. The decrease in operating margin included the effects of a less favorable product mix, lower shipments to the transportation infrastructure market as compared to the first quarter of 2013 along with raw material cost inflation not recovered through pricing.

Corporate expenses decreased $2.9 million, or 37.3% from $7.8 million for the first quarter of 2013 to $4.9 million for the first quarter of 2014. The decrease was primarily the result of a decrease in equity based compensation expense of $2.4 million from prior year, the result of lower degree of change in the Company’s stock price during the first quarter of 2014.

Interest expense decreased by $7.5 million to $3.6 million for the three months ended March 31, 2014 compared to $11.1 million for the three months ended March 31, 2013. The significant decrease in expense from the first quarter of the prior year resulted from costs associated with the tender and redemption of the $204 million of 8% Senior Subordinated Notes (8% Notes) on January 31, 2013. In connection with this transaction in 2013, the Company recorded a charge of approximately $7.2 million, which included $3.7 million for the prepayment premium paid to holders of the 8% Notes, $2.2 million to write-off deferred financing fees and $1.3 million for the unamortized original issue discount related to the 8% Notes in the quarter ended March 31, 2013. In addition, this transaction resulted in lower interest expense of approximately $0.3 million for the quarter ended March 31, 2014, due to the lower coupon rate on the 6.25% Notes as compared to the 8% Notes. During the three months ended March 31, 2014 and 2013, no amounts were outstanding under our revolving credit facility.

We recognized benefits from income taxes of $1.3 million and $2.3 million, and effective tax rates of 37.5% and 38.2%, for the three months ended March 31, 2014 and 2013, respectively. The effective tax rates for the first quarter of 2014 and 2013 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by deductible permanent differences.

Outlook

Based on an increase in recent incoming order rates and the positive trends we expect in the majority of our other end markets, we believe the challenges we faced in the first quarter will prove to be temporary. As a result, we continue to expect Gibraltar will deliver sales growth between 4% and 7% in 2014. We expect this growth will be led by momentum in residential demand, bolstered by improving demand for centralized postal products, while increases in demand for our industrial and infrastructure products should be favorable for the year but weighted toward the second half.

At the same time, our continuing operational initiatives position Gibraltar for another year of bottom-line improvement in 2014. With margin expansion on full-year sales growth, we expect earnings per share for 2014 in the range of $0.73 to $0.87, which compares to a net loss per share of $0.18 reported for 2013. In the short term, we continue to expect our results for the second quarter of 2014 to be favorable both sequentially and year-over-year led by seasonally stronger residential construction activity, bolstered by improving order rates for our residential products, with equivalent results in our industrial and transportation infrastructure markets.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while continuing to focus on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. During the first quarter of 2014, we invested cash in our working capital to meet the upcoming higher seasonal demand from our customers as noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q.

As of March 31, 2014, our liquidity of $195 million consisted of $78 million of cash and $117 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and future growth. We continue to search for strategic acquisitions; and a larger acquisition may require additional borrowings and/or the issuance of our common stock.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2014, our foreign subsidiaries held $20.6 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through transactions similar to our 2012 acquisition of a Western Canadian bar grating business. Repatriation of this cash for domestic purposes could result in significant tax consequences.

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

These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows

The following table sets forth selected cash flow data for the three months ended March 31 (in thousands):

	2014	2013
Cash (used in) provided by:
Operating activities of continuing operations	$(14,626)	$(12,687)
Investing activities of continuing operations	(3,919)	(1,852)
Financing activities of continuing operations	46	(2,317)
Discontinued operations	—	(7)
Effect of exchange rate changes	(354)	(877)

Net decrease in cash and cash equivalents	$(18,853)	$(17,740)

During the three months ended March 31, 2014, net cash used in continuing operations totaled $14.6 million, primarily driven by a $20.6 million investment in working capital and by a net loss from continuing operations of $2.1 million partially offset by non-cash charges including depreciation, amortization, and stock compensation of $8.0 million. Net cash used in operating activities for the three months ended March 31, 2013 was $12.7 million primarily driven by a $24.8 million investment in working capital and by a net loss from continuing operations of $3.6 million partially offset by $7.2 million loss on early note redemption and non-cash charges including depreciation, amortization, and stock compensation of $8.6 million.

During the three months ended March 31, 2014, the Company invested $20.6 million in working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets included $17.1 million and $6.3 million increases in accounts receivable and inventory, respectively, partially offset by a $13.1 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonality of customer order levels that impact our business. The increase in other current assets and other assets of $2.2 million was due to the recording of a benefit for income taxes for the first quarter. The decrease in accrued expenses and other non-current liabilities of $8.0 million was largely the result of performance-based incentive compensation awards earned in 2013 that were paid during the first quarter of 2014 and the timing of interest payments made on the long term debt during the first quarter. These decreases were partially offset by increases in equity compensation awards treated as liability awards.

Net cash used in investing activities of continuing operations for the three months ended March 31, 2014 of $3.9 million was primarily due to capital expenditures. Net cash used in investing activities of continuing operations for the three months ended March 31, 2013 of $1.9 million was also primarily due to capital expenditures.

Net cash provided by financing activities from continuing operations for the three months ended March 31, 2014, of less than $0.1 million was the primarily result of the offset between the purchase of treasury stock of $0.4 million and the proceeds from the issuance of common stock of $0.4 million. Net cash used in financing activities from continuing operations for the three months ended March 31, 2013, of $2.3 million was the result of redemption of the $204 million 8% Senior Subordinated Notes (8% Notes) along with $3.7 million payment of note redemption fees and $3.7 million for payments of deferred financing fees. These cash outflows were offset by proceeds from the issuance of the $210.0 million 6.25% Senior Subordinated Notes (6.25% Notes).

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

The Senior Credit Agreement is currently committed through October 10, 2016. Only one financial covenant is contained within the 2011 Senior Credit Agreement, which requires the Company to maintain a fixed charge ratio (as defined in the Senior Credit Agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis.

Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which are payable quarterly. During the three months ended and as of March 31, 2014, no amounts were outstanding on the revolving credit facility. We had outstanding letters of credit of $12.9 million as of March 31, 2014.

The Company issued $210.0 million of the 6.25% Notes in January 2013 which are due February 1, 2021. Provisions of the 6.25% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of the greater of $0.25 per share or $25 million. The 6.25% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2017, at the redemption price (as defined in the Senior Subordinated 6.25% Notes Indenture). The redemption prices are 103.13% and 101.56% of the principal amount thereof if the redemption occurs during the 12-month periods beginning February 1, of the years 2017 and 2018, respectively, and 100% of the principal amount thereof on and after February 1, 2019, in each case plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings by the Company at a redemption price of 106.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In the event of a Change in Control (as defined in the Senior Subordinated 6.25% Notes Indenture), each holder of the 6.25% Notes may require the Company to repurchase all or a portion of such holder’s 6.25% Notes at a purchase price equal to 101% of the principal amount thereof.

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

Contractual Obligations

Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our most critical accounting policies include the valuation of accounts receivable; valuation of inventory; allocation of purchase price of acquisitions; assessment of recoverability of depreciable and amortizable long-lived assets, goodwill, and other indefinite-lived intangible assets; and accounting for income taxes and deferred tax assets and liabilities, which are described in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

There have been no changes in critical accounting policies in the current year.

Related Party Transactions

A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three months ended March 31, 2014 and 2013, the Company incurred expense of $0.2 million and $0.5 million, respectively, for legal services from this firm. At March 31, 2014 and December 31, 2013, the Company had $0.2 million and $0.3 million, respectively, recorded in accounts payable for amounts due to this law firm.

Effective September 30, 2013, Henning N. Kornbrekke, the former President and Chief Operating Officer, retired and entered into a consulting agreement with the Company. Through this agreement, he will serve as a consultant to the Company through December 2014 for a monetary fee of $10,000 per month.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has not issued any Accounting Standards Updates that are applicable to Gibraltar since our Annual Report on Form 10-K was filed for the year ended December 31, 2013.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations. There have been no material changes to the Company’s exposure to market risk since December 31, 2013.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

6(a) Exhibits

a.	Exhibit 10.1 – Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2014)

b.	Exhibit 10.2 – Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Stock Units, dated January 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2014)

c.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 31.2 – Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.2 – Certification of the Senior Vice President and Chief Financial Officer, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.	Exhibit 101.INS – XBRL Instance Document *

h.	Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document *

i.	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document *

j.	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document *

k.	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document *

l.	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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

Date: May 2, 2014