Form 10-Q
period 2014-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2014-08-05
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of August 1, 2014, the number of common shares outstanding was: 30,872,285

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales	$234,960	$224,519	$425,992	$421,320
Cost of sales	194,837	179,813	356,005	340,437
Gross profit	40,123	44,706	69,987	80,883
Selling, general, and administrative expense	25,393	28,423	54,924	59,404
Income from operations	14,730	16,283	15,063	21,479
Interest expense	3,691	3,690	7,331	14,850
Other expense (income)	519	(9)	549	(75)
Income before taxes	10,520	12,602	7,183	6,704
Provision for income taxes	4,089	4,870	2,838	2,615
Income from continuing operations	6,431	7,732	4,345	4,089
Discontinued operations:
Loss before taxes	—	—	—	(7)
Benefit of income taxes	—	—	—	(3)
Loss from discontinued operations	—	—	—	(4)
Net income	$6,431	$7,732	$4,345	$4,085
Net earnings per share – Basic:
Income from continuing operations	$0.21	$0.25	$0.14	$0.13
Income from discontinued operations	—	—	—	—
Net income	$0.21	$0.25	$0.14	$0.13
Weighted average shares outstanding – Basic	31,066	30,925	31,028	30,901
Net earnings per share – Diluted:
Income from continuing operations	$0.21	$0.25	$0.14	$0.13
Income from discontinued operations	—	—	—	—
Net income	$0.21	$0.25	$0.14	$0.13
Weighted average shares outstanding – Diluted	31,271	31,099	31,235	31,079
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$6,431	$7,732	$4,345	$4,085
Other comprehensive income:
Foreign currency translation adjustment	1,542	(804)	638	(3,901)
Net change in unrealized loss on cash flow hedges, net of tax	(956)	—	(956)	—
Adjustment to retirement benefit liability, net of tax	2	2	4	4
Adjustment to post-retirement health care liability, net of tax	18	—	37	38
Other comprehensive income (loss)	606	(802)	(277)	(3,859)
Total comprehensive income	$7,037	$6,930	$4,068	$226
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$87,757	$97,039
Accounts receivable, net of reserve of $4,672 and $4,774 in 2014 and 2013	129,765	90,082
Inventories	126,577	121,152
Other current assets	18,148	14,127
Total current assets	362,247	322,400
Property, plant, and equipment, net	128,774	131,752
Goodwill	341,196	341,174
Acquired intangibles	88,974	91,777
Other assets	7,436	7,059
	$928,627	$894,162
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$99,264	$69,625
Accrued expenses	50,848	49,879
Current maturities of long-term debt	400	409
Total current liabilities	150,512	119,913
Long-term debt	213,200	213,598
Deferred income taxes	55,178	55,124
Other non-current liabilities	32,227	33,778
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,290 and 31,131 shares issued in 2014 and 2013	313	311
Additional paid-in capital	245,488	243,389
Retained earnings	240,794	236,449
Accumulated other comprehensive loss	(3,862)	(3,585)
Cost of 417 and 395 common shares held in treasury in 2014 and 2013	(5,223)	(4,815)
Total shareholders’ equity	477,510	471,749
	$928,627	$894,162
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$4,345	$4,085
Loss from discontinued operations	—	(4)
Income from continuing operations	4,345	4,089
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,104	13,716
Stock compensation expense	1,616	1,623
Other non-cash adjustments	13	1,653
Non-cash charges to interest expense	522	496
Loss on early note redemption	—	7,166
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(41,927)	(34,296)
Inventories	(5,723)	(3,628)
Other current assets and other assets	(3,965)	(3,206)
Accounts payable	29,698	13,487
Accrued expenses and other non-current liabilities	(1,468)	4,169
Net cash (used in) provided by operating activities of continuing operations	(3,785)	5,269
Net cash used in operating activities of discontinued operations	—	(7)
Net cash (used in) provided by operating activities	(3,785)	5,262
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(11,498)	(4,741)
Net proceeds from sale of property and equipment	5,950	247
Cash paid for acquisitions, net of cash acquired	—	(146)
Other investing activities	121	—
Net cash used in investing activities	(5,427)	(4,640)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	210,000
Long-term debt payments	(407)	(205,080)
Payment of deferred financing costs	—	(3,755)
Payment of note redemption fees	—	(3,702)
Purchase of treasury stock at market prices	(408)	(636)
Net proceeds from issuance of common stock	404	336
Excess tax benefit from stock compensation	81	62
Net cash used in financing activities	(330)	(2,775)
Effect of exchange rate changes on cash	260	(1,238)
Net decrease in cash and cash equivalents	(9,282)	(3,391)
Cash and cash equivalents at beginning of year	97,039	48,028
Cash and cash equivalents at end of period	$87,757	$44,637
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2013	31,131	$311	$243,389	$236,449	$(3,585)	395	$(4,815)	$471,749
Net income	—	—	—	4,345	—	—	—	4,345
Stock compensation expense	—	—	1,616	—	—	—	—	1,616
Excess tax benefit from stock compensation	—	—	81	—	—	—	—	81
Stock options exercised	34	1	403	—	—	—	—	404
Issuance of restricted stock	22	—	—	—	—	—	—	—
Net settlement of restricted stock units	103	1	(1)	—	—	22	(408)	(408)
Total other comprehensive loss	—	—	—	—	(277)	—	—	(277)
Balance at June 30, 2014	31,290	$313	$245,488	$240,794	$(3,862)	417	$(5,223)	$477,510
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three and six months ended June 30, 2014 and 2013, the financial position at June 30, 2014 and December 31, 2013, the statements of cash flow for the six months ended June 30, 2014 and 2013, and the statement of shareholders’ equity for the six months ended June 30, 2014 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
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
The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. The Company is subject to seasonal fluctuations in our businesses primarily due to reduced activity in the first and fourth quarters for the industries which we serve due to inclement weather.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-11, "Income Taxes" (Topic 740). The amendments in this Update affect the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted the amendments in this Update on the effective date of December 15, 2013. The adoption of Update 2013-11 does not have a material impact on the Company's consolidated financial results.

In April 2014, the FASB issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)". The amendments in this update affect the presentation on the financial statements of assets which are disposed of or classified as held for sale. The amendments in Topic 205 and 360 are effective prospectively beginning on December 15, 2014. Early adoption is permitted, but only for disposals, or classifications of assets held for sale, that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of Update 2014-08 to have a material impact on the Company's consolidated financial results.

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (Topic 606). The update clarifies the principles for recognizing revenue and develops a common standard for U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. More specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in Topic 606 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of adopting the new standard on revenue recognition and its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, "Compensation - Stock Compensation" (Topic 718). The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in Topic 718 are effective either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and all new or modified awards thereafter. The effective date of this pronouncement is December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of Topic 718 to have a material impact on the Company's consolidated financial results.

3. INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw material	$56,448	$52,751
Work-in-process	11,766	11,100
Finished goods	58,363	57,301
Total inventories	$126,577	$121,152
4. ACQUISITIONS
In September 2013, the Company purchased the assets of a domestic designer and distributor of solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition (included in the Company’s Residential Products segment). The fair value of the aggregate purchase consideration for the assets acquired was $7,454,000. As part of the purchase agreement, the Company is required to pay additional consideration, or an earn-out provision, based on the acquired business’s EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) through the last day of the twenty-fourth month following the closing date of the acquisition. The Company expects to make payments of additional consideration through the end of 2015. The purchase agreement does not provide for a limit of the amount of additional consideration. The Company recorded a payable of $2,322,000 to reflect the fair value of the Company’s obligation at the date of the acquisition. Adjustments to this payable are and will be reflected in the Company’s Statement of Operations. The fair value of the Company’s obligation was $1,175,000 as of June 30, 2014, which resulted in a $742,000 gain recorded in SG&A during the three and six months ended June 30, 2014. The Company also recorded $26,000 and $53,000 to interest expense for this obligation during the three and six months ended June 30, 2014.
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

The 2013 acquisition was financed through cash on hand. The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general and administrative expenses in the consolidated statement of operations. The Company also recognized costs related to the sale of inventory at fair value as a result of allocating the purchase price of the recent acquisitions. All acquisition related costs (including the gain to value the earn-out obligation at fair value) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selling, general and administrative costs	$(742)	$2	$(740)	$119
Cost of sales	—	—	206	203
Total acquisition related costs	$(742)	$2	$(534)	$322
5. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Total
Balance at December 31, 2013	$195,520	$145,654	$341,174
Foreign currency translation	—	22	22
Balance at June 30, 2014	$195,520	$145,676	$341,196
The goodwill balances as of June 30, 2014 and December 31, 2013 are net of accumulated impairment losses of $150,965,000.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$45,791	$—	$45,724	$—	Indefinite
Finite-lived intangible assets:
Trademarks	3,996	1,636	3,989	1,420	2 to 15 Years
Unpatented technology	24,690	7,874	24,690	6,980	5 to 20 Years
Customer relationships	54,279	30,716	54,171	28,926	5 to 16 Years
Non-compete agreements	1,937	1,493	1,937	1,408	4 to 10 Years
Backlog	1,330	1,330	1,330	1,330	1 to 2 Years
	86,232	43,049	86,117	40,064
Total acquired intangible assets	$132,023	$43,049	$131,841	$40,064

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense	$1,435	$1,677	$2,874	$3,396

Amortization expense related to acquired intangible assets for the remainder of fiscal 2014 and the next five years thereafter is estimated as follows (in thousands):

2014	$2,844
2015	$5,580
2016	$5,245
2017	$4,883
2018	$4,321
2019	$2,172
6. RELATED PARTY TRANSACTIONS
A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. At June 30, 2014 and December 31, 2013, the Company had $374,000 and $296,000, respectively, recorded in accounts payable for amounts due to this law firm. For the three and six months ended June 30, 2014 and 2013, the Company incurred the following costs for legal services from this firm, including services provided in 2013 in connection with the note refinancing and classified as deferred financing costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Selling, general, and administrative expense	$415	$131	$635	$435
Capitalized as deferred financing costs	—	15	—	223
Total related-party legal costs	$415	$146	$635	$658
Effective September 30, 2013, Henning N. Kornbrekke, the former President and Chief Operating Officer, retired and entered into a consulting agreement with the Company. Through this agreement, he will serve as a consultant to the Company through December 2014 for a monetary fee of $10,000 per month.
7. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	3,600	4,007
Total debt	213,600	214,007
Less current maturities	400	409
Total long-term debt	$213,200	$213,598
On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, the Company initiated a tender offer for the purchase of the outstanding $204 million of 8% Senior Subordinated Notes (8% Notes). Simultaneously with the closing of the sale of the 6.25% Notes, the Company purchased tendered notes or called for redemption of all of the remaining 8% Notes that were not purchased. In connection with the redemption and tender offer, the Company satisfied and discharged its obligations under the 8% Notes during the first quarter of 2013. The Company recorded a charge of approximately $7,166,000 in the first quarter of 2013, including $3,702,000 for the prepayment premium paid to holders of the 8% Notes, $2,199,000 to write-off deferred financing fees and $1,265,000 for the unamortized original issue discount related to the 8% Notes. In connection with the issuance of the 6.25% Notes, the Company paid $3,755,000 in placement and other fees which are recorded as deferred financing costs, which are included in other assets and are being amortized over the term of the 6.25% Notes.

Separately, we have a Senior Credit Agreement that provides for a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million and (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement is also guaranteed by each of the Company’s significant domestic subsidiaries. The Company can request additional financing from the banks to increase the revolving credit facility to $250 million under the terms of the Senior Credit Agreement. We have had no borrowing against the Senior Credit Agreement since October 2012.
The terms of the Senior Credit Agreement will terminate on October 10, 2016. Interest rates on the revolving credit facility are based on the London Interbank Offering Rate (LIBOR) plus an additional margin of 2.0% to 2.5%. In addition, the revolving credit facility is subject to an annual commitment fee calculated as 0.375% of the daily average undrawn balance.
Standby letters of credit of $21,856,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of June 30, 2014. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of June 30, 2014, based upon the Company’s current borrowing base calculation, the Company had $118,438,000 of availability under the revolving credit facility.
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of June 30, 2014, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.
8. ACCUMULATED OTHER COMPREHENSIVE LOSS
The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(2,201)	$—	$76	$(2,256)	$(4,381)	$(796)	$(3,585)
Unrealized loss on cash flow hedge	—	(1,530)	—	—	(1,530)	(562)	(968)
Realized loss on cash flow hedge	—	18	—	—	18	6	12
Minimum pension and post retirement health care plan adjustments	—	—	7	61	68	27	41
Foreign currency gain	638	—	—	—	638	—	638
Balance at June 30, 2014	$(1,563)	$(1,512)	$83	$(2,195)	$(5,187)	$(1,325)	$(3,862)

The realized losses relating to the Company’s foreign currency cash flow hedges were reclassified from Accumulated Other Comprehensive Loss and included in net sales in the Consolidated Statement of Operations.
The realized adjustments relating to the Company’s minimum pension liability and post retirement health care costs were reclassified from Accumulated Other Comprehensive Loss and included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations.
The estimated net amount of the existing unrealized loss on cash flow hedges that is expected to be reclassified into earnings within the next twelve months is $905,000.

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
Restricted Stock Units and Restricted Shares
The following table provides the number of restricted stock units (that will convert to shares upon vesting) and restricted shares that were issued during the six months ended June 30, along with the weighted average grant date fair value of each award:

	2014		2013
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	105,432	$18.07	72,165	$16.50
Restricted shares	21,721	$16.76	13,188	$16.83

Performance Stock Units
In January 2012, the Company awarded 295,000 performance stock units with a grant date fair value of $4,152,000. As of June 30, 2014, 280,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was based on the Company’s total stockholder returns relative to the S&P Small Cap 600 Index for the calendar year of 2012. During the performance period, the participants earned 58.3% of target, aggregating 163,200 performance stock units compared to the target of 280,000 awards.
In January 2013, the Company awarded 304,000 performance stock units with a grant date fair value of $4,123,000. As of June 30, 2014, 246,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was determined based on the Company’s actual return on invested capital (ROIC) for 2013 relative to the improved ROIC targeted for the performance period ending December 31, 2013. During the performance period, the participants earned 50% of target, aggregating 123,000 performance stock units compared to the target of 246,000 awards.

In January 2014 and June 2014, the Company awarded 212,000 and 19,000, respectively, of performance stock units with a grant date fair value of $3,914,000 and $319,000, respectively, all of which remain outstanding as of June 30, 2014. The final number of performance stock units earned will be determined based on the Company’s actual return on invested capital (ROIC) for 2014.
The cost of the 2012, 2013, and 2014 performance stock awards will be recognized over the requisite vesting period, which ranges between one year and three years, depending on the date a participant turns 60 and completes 5 years of service. After the vesting period, any performance stock units earned will convert to cash based on the trailing 90-day closing price of the Company’s common stock as of December 31, 2014, 2015, and 2016 and be payable to participants in January 2015, 2016, and 2017, respectively.

The following table summarizes the compensation expense recognized for the performance stock units for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Performance stock unit compensation (recovery) expense	$(831)	$596	$306	$2,097

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
The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the six months ended June 30, 2014 and 2013, 112,027 and 189,291 restricted stock units, respectively, including the company-match, were credited to participant accounts. At June 30, 2014 and December 31, 2013, the value of the restricted stock units in the MSPP was $16.85 and $15.97 per unit, respectively. At June 30, 2014 and December 31, 2013, 726,915 and 614,888 restricted stock units, including the company-match, were credited to participant accounts including 62,232 and 47,268, respectively, of unvested restricted stock units. The Company made disbursements of $1,725,000 and $2,120,000 out of the MSPP during the three and six months ended June 30, 2014, respectively, and $531,000 out of the MSPP during the six months ended June 30, 2013.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The primary risks that the Company manages through its derivative instruments are foreign currency exchange rate risk and commodity pricing risk. Accordingly, we have instituted hedging programs that are accounted for in accordance with Topic 815, “Derivatives and Hedging.”

•
Our foreign currency hedging program is a cash flow hedge program designed to limit the exposure to variability in expected future cash flows. The Company uses foreign currency forward agreements and currency options, all of which mature within two years, to manage its exposure to fluctuations in the foreign currency exchange rates. These contracts are designated as hedging instruments in accordance with Topic 815.

•
Our commodity price hedging program is designed to mitigate the risks associated with market fluctuations in the price of commodities. The Company uses commodity options, which are classified as economic hedges, to manage this risk. All economic hedges are recorded at fair value through earnings, as the Company does not utilize the hedge accounting designation as prescribed by Topic 815.

Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions using techniques including market valuations and sensitivity analyses. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability. These changes in fair value are attributable to the earnings effect of the hedged forecasted transactions in a cash flow hedge.

We consider the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows. In the event that hedge accounting is discontinued, cash flows subsequent to the date of discontinuance are classified within investing activities. We classify derivative instrument cash flows from hedges of changes in foreign currency as operating activities due to the nature of the hedged item. Cash flows from derivative instruments not designated under hedge accounting, such as our aluminum price options, are classified as investing activities.

Derivatives Designated as Hedging Instruments
To minimize foreign currency exposure, the Company had foreign currency forwards with notional amounts of $32,100,000 and foreign currency options with notional amounts of $94,000,000 at June 30, 2014. These derivative instruments mature at various times through February 2016.

These foreign currency forwards and options are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as a component of other comprehensive income. These deferred gains and losses are reclassified into earnings and reported in net sales in the period that the hedged forecasted transaction affects earnings. However, to the extent that the forwards and options are not effective in offsetting the change in the value of the revenue being hedged, the ineffective portions of these contracts are recognized in earnings immediately. During the three and six months ended June 30, 2014, the ineffective portions of any hedges were immaterial.

Derivatives not designated as hedging instruments
To minimize commodity price exposure, the Company had commodity options with notional amounts of $12,600,000 at June 30, 2014. These derivative instruments mature at various times through January 2016.

These commodity options are recorded in the consolidated balance sheet at fair value and the resulting gains or losses are recorded to other expense (income) in the consolidated statement of operations. The amounts recognized for the three and six months ended June 30, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2014	2013	2014	2013
Commodity options	$272	$—	$272	$—
Total non-designated derivative realized loss, net	$272	$—	$272	$—

Summary of Derivatives
Derivatives consist of the following (in thousands):

		June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments	Classification	Fair Value	Fair Value
Foreign exchange options	Other current assets	$137	$—
Foreign exchange options	Other assets	411	—
	Total assets	$548	$—

Foreign exchange forwards	Accrued expenses	$772	$—
Foreign exchange forwards	Other non-current liabilities	—	—
	Total liabilities	$772	$—

Derivatives not designated as hedging instruments
Commodity options	Other current assets	$545	$—
Commodity options	Other assets	825	—
	Total assets	$1,370	$—

11. FAIR VALUE MEASUREMENTS
FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, sets out a framework for measuring fair value, and requires certain disclosures about fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability. Fair value is defined based upon an exit price model. ASC 820 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value into three broad levels. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement as follows:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.

•
Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•
Level 3 - Unobservable inputs for the assets or liability supported by little or no market activity. Level 3 inputs are based on the Company’s assumptions used to measure assets and liabilities at fair value.

As described in Note 4 of the consolidated financial statements, the Company acquired the assets of one business during the year ended December 31, 2013. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to assign fair values to inventory, property, plant and equipment, and intangible assets included the cost approach, market approach, relief-from-royalty approach, and other income approaches. The valuation techniques relied on a number of inputs that included the cost and condition of the property, plant and equipment, forecasted net sales and incomes, and royalty rates. In addition, the Company has a contingent consideration liability related to the earn-out provision for the 2013 acquisition discussed in Note 4 that is recorded at fair value on a recurring basis each reporting period. A discounted cash flow analysis, which takes into account a discount rate, forecasted EBITDA of the acquired business and the Company’s estimate of the probability of the acquired business achieving the forecasted EBITDA is used to determine the fair value of this liability at each reporting period until the liability will be settled in 2015. The fair value of this liability is determined using Level 3 inputs. The fair value of this liability is sensitive primarily to changes in the forecasted EBITDA of the acquired business.
As described in Note 10 of the consolidated financial statements, the Company holds derivative foreign currency exchange forwards, foreign currency exchange options and commodity options. The fair value of foreign currency exchange contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates.
The fair value of commodity options is determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include forward rates and implied volatility. In addition, the Company received fair value estimates from the commodity contract counterparty to verify the reasonableness of the Company’s estimates.
The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, and long-term debt.  The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt, which has a carrying value of $213,600,000 and $214,007,000 as of June 30, 2014 and December 31, 2013, respectively.  The fair value of the Company’s Senior Subordinated 6.25% Notes was estimated based on quoted market prices.

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2014 and December 31, 2013 (in thousands):

		June 30, 2014
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	$—	$—	$1,175	$1,175
Foreign Currency Exchange Forwards	Accrued expenses	—	772	—	772
Foreign Currency Exchange Options	Other current assets	—	137	—	137
Foreign Currency Exchange Options	Other assets	—	411	—	411
Commodity Instruments	Other current assets	—	545	—	545
Commodity Instruments	Other assets	—	825	—	825

Disclosed at fair value
Senior Subordinated 6.25% Notes	Long-term debt	222,126	—	—	222,126

		December 31, 2013
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	—	—	1,864	1,864

Disclosed at fair value
Senior Subordinated 6.25% Notes	Long-term debt	220,825	—	—	220,825
12. DISCONTINUED OPERATIONS
For certain divestiture transactions, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. As of June 30, 2014, the Company has a contingent liability recorded for environmental remediation related to a discontinued operation. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operation.
13. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of facilities and product lines. During the six months ended June 30, 2014, the Company consolidated two facilities. As a result, the Company incurred a net change in asset impairment charges of $554,000, the net result of a gain on the sale of one of the consolidated facilities previously impaired in 2013, partially offset by impairment charges for the other facility consolidated during 2014. In 2013, the Company consolidated two facilities in this effort, and also identified two other facilities to close or consolidate, resulting in $616,000 of asset impairment charges along with exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. If future opportunities for cost savings are identified, other facility consolidations and closings will be considered.
The following table provides a summary of asset impairments and exit activity costs (recoveries) incurred by segment during the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Residential Products	$(182)	$679	$145	$710
Industrial and Infrastructure Products	357	72	459	75
Corporate	—	8	—	—
Total exit activity costs and asset impairments	$175	$759	$604	$785
The following table provides a summary of where the asset impairments and exit activity costs (recoveries) were recorded in the statement of operations for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$(123)	$679	$202	$710
Selling, general, and administrative expense	298	80	402	75
Total exit activity costs and asset impairments	$175	$759	$604	$785

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2014	2013
Balance at January 1	$1,092	$1,323
Exit activity costs recognized	1,158	169
Cash payments	(1,522)	(610)
Balance at June 30	$728	$882
14. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations for the three and six months ended June 30, and the applicable effective tax rates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Provision of income taxes	$4,089	$4,870	$2,838	$2,615
Effective tax rate	38.9%	38.6%	39.5%	39.0%
The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2014 could be materially different from the forecasted rate used for the six months ended June 30, 2014.
The effective tax rates for the three and six months ended June 30, 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences. The effective tax rates for the three and six months ended June 30, 2013 exceeded U.S. federal statutory rate of 35% due to state taxes.
15. NET EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$6,431	$7,732	$4,345	$4,089
Loss from discontinued operations	—	—	—	(4)
Net income available to common shareholders	$6,431	$7,732	$4,345	$4,085
Denominator for basic earnings per share:
Weighted average shares outstanding	31,066	30,925	31,028	30,901
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,066	30,925	31,028	30,901
Common stock options and restricted stock	205	174	207	178
Weighted average shares and conversions	$31,271	$31,099	$31,235	$31,079

16. SEGMENT INFORMATION
The Company is organized into two reportable segments on the basis of the production processes and products and services provided by each segment, identified as follows:

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
The following table sets forth the reconciliation of sales to earnings before income taxes by segment for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales:
Residential Products	$117,400	$110,448	$204,383	$200,112
Industrial and Infrastructure Products	117,938	114,577	222,284	222,044
Less: Intersegment sales	(378)	(506)	(675)	(836)
	117,560	114,071	221,609	221,208
Total consolidated net sales	$234,960	$224,519	$425,992	$421,320
Income from operations:
Residential Products	$11,089	$13,219	$13,182	$19,857
Industrial and Infrastructure Products	5,976	8,273	9,084	14,600
Unallocated Corporate Expenses	(2,335)	(5,209)	(7,203)	(12,978)
Total operating profit	$14,730	$16,283	$15,063	$21,479
17. SUPPLEMENTAL FINANCIAL INFORMATION
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$216,885	$22,971	$(4,896)	$234,960
Cost of sales	—	179,207	20,173	(4,543)	194,837
Gross profit	—	37,678	2,798	(353)	40,123
Selling, general, and administrative expense	25	23,511	1,857	—	25,393
(Loss) income from operations	(25)	14,167	941	(353)	14,730
Interest expense (income)	3,403	322	(34)	—	3,691
Other expense	—	519	—	—	519
(Loss) income before taxes	(3,428)	13,326	975	(353)	10,520
(Benefit of) provision for income taxes	(1,187)	5,095	181	—	4,089
(Loss) income from continuing operations	(2,241)	8,231	794	(353)	6,431
Equity in earnings from subsidiaries	9,025	794	—	(9,819)	—
Net income	$6,784	$9,025	$794	$(10,172)	$6,431

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$207,328	$23,288	$(6,097)	$224,519
Cost of sales	—	164,557	20,829	(5,573)	179,813
Gross profit	—	42,771	2,459	(524)	44,706
Selling, general, and administrative expense	26	26,559	1,838	—	28,423
(Loss) income from operations	(26)	16,212	621	(524)	16,283
Interest expense (income)	3,399	324	(33)	—	3,690
Other income	—	(9)	—	—	(9)
(Loss) income before taxes	(3,425)	15,897	654	(524)	12,602
(Benefit of) provision for income taxes	(1,224)	5,853	241	—	4,870
(Loss) income from continuing operations	(2,201)	10,044	413	(524)	7,732
Equity in earnings from subsidiaries	10,457	413	—	(10,870)	—
Net income	$8,256	$10,457	$413	$(11,394)	$7,732

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$389,666	$45,890	$(9,564)	$425,992
Cost of sales	—	324,368	40,667	(9,030)	356,005
Gross profit	—	65,298	5,223	(534)	69,987
Selling, general, and administrative expense	61	51,274	3,589	—	54,924
(Loss) income from operations	(61)	14,024	1,634	(534)	15,063
Interest expense (income)	6,764	636	(69)	—	7,331
Other expense	—	549	—	—	549
(Loss) income before taxes	(6,825)	12,839	1,703	(534)	7,183
(Benefit of) provision for income taxes	(2,364)	4,861	341	—	2,838
(Loss) income from continuing operations	(4,461)	7,978	1,362	(534)	4,345
Equity in earnings from subsidiaries	9,340	1,362	—	(10,702)	—
Net income	$4,879	$9,340	$1,362	$(11,236)	$4,345

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$6,784	$9,025	$794	$(10,172)	$6,431
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	1,542	—	1,542
Change in unrealized loss on cash flow hedges, net of tax	—	(956)	—	—	(956)
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	18	—	—	18
Other comprehensive (loss) income	—	(936)	1,542	—	606
Total comprehensive income	$6,784	$8,089	$2,336	$(10,172)	$7,037

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$8,256	$10,457	$413	$(11,394)	$7,732
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(804)	—	(804)
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	—	—	—	—
Other comprehensive income (loss)	—	2	(804)	—	(802)
Total comprehensive income (loss)	$8,256	$10,459	$(391)	$(11,394)	$6,930

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$4,879	$9,340	$1,362	$(11,236)	$4,345
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	638	—	638
Change in unrealized loss on cash flow hedges, net of tax	—	(956)	—	—	(956)
Adjustment to retirement benefit liability, net of tax	—	4	—	—	4
Adjustment to post-retirement health care liability, net of tax	—	37	—	—	37
Other comprehensive (loss) income	—	(915)	638	—	(277)
Total comprehensive income	$4,879	$8,425	$2,000	$(11,236)	$4,068

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$4,819	$13,864	$1,051	$(15,649)	$4,085
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(3,901)	—	(3,901)
Adjustment to retirement benefit liability, net of tax	—	4	—	—	4
Adjustment to post-retirement health care liability, net of tax	—	38	—	—	38
Other comprehensive income (loss)	—	42	(3,901)	—	(3,859)
Total comprehensive income (loss)	$4,819	$13,906	$(2,850)	$(15,649)	$226

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
JUNE 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$66,529	$21,228	$—	$87,757
Accounts receivable, net	—	117,885	11,880	—	129,765
Intercompany balances	26,553	(4,178)	(22,375)	—	—
Inventories	—	117,024	9,553	—	126,577
Other current assets	2,403	14,338	1,407	—	18,148
Total current assets	28,956	311,598	21,693	—	362,247
Property, plant, and equipment, net	—	115,308	13,466	—	128,774
Goodwill	—	334,123	7,073	—	341,196
Acquired intangibles	—	83,325	5,649	—	88,974
Other assets	3,173	4,263	—	—	7,436
Investment in subsidiaries	660,238	34,287	—	(694,525)	—
	$692,367	$882,904	$47,881	$(694,525)	$928,627
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$91,509	$7,755	$—	$99,264
Accrued expenses	4,857	43,104	2,887	—	50,848
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	4,857	135,013	10,642	—	150,512
Long-term debt	210,000	3,200	—	—	213,200
Deferred income taxes	—	52,773	2,405	—	55,178
Other non-current liabilities	—	31,680	547	—	32,227
Shareholders’ equity	477,510	660,238	34,287	(694,525)	477,510
	$692,367	$882,904	$47,881	$(694,525)	$928,627

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(6,664)	$272	$2,607	$—	$(3,785)
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(9,232)	(2,266)	—	(11,498)
Other investing activities	—	121	—	—	121
Net proceeds from sale of property and equipment	—	5,947	3	—	5,950
Net cash used in investing activities	—	(3,164)	(2,263)	—	(5,427)
Cash Flows from Financing Activities
Long-term debt payments	—	(407)	—	—	(407)
Purchase of treasury stock at market prices	(408)	—	—	—	(408)
Net proceeds from issuance of common stock	404	—	—	—	404
Intercompany financing	6,587	(6,028)	(559)	—	—
Excess tax benefit from stock compensation	81	—	—	—	81
Net cash provided by (used in) financing activities	6,664	(6,435)	(559)	—	(330)
Effect of exchange rate changes on cash	—	—	260	—	260
Net (decrease) increase in cash and cash equivalents	—	(9,327)	45	—	(9,282)
Cash and cash equivalents at beginning of year	—	75,856	21,183	—	97,039
Cash and cash equivalents at end of period	$—	$66,529	$21,228	$—	$87,757

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(2,905)	$7,090	$1,084	$—	$5,269
Net cash used in operating activities of discontinued operations	—	(7)	—	—	(7)
Net cash (used in) provided by operating activities	(2,905)	7,083	1,084	—	5,262
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(3,533)	(1,208)	—	(4,741)
Cash paid for acquisitions, net of cash acquired	—	(146)	—	—	(146)
Net proceeds from sale of property and equipment	—	247	—	—	247
Net cash used in investing activities	—	(3,432)	(1,208)	—	(4,640)
Cash Flows from Financing Activities
Long-term debt payments	(204,000)	(1,080)	—	—	(205,080)
Proceeds from long-term debt	210,000	—	—	—	210,000
Payment of note redemption fees	(3,702)	—	—	—	(3,702)
Purchase of treasury stock at market prices	(636)	—	—	—	(636)
Payment of deferred financing costs	(3,755)	—	—	—	(3,755)
Net proceeds from issuance of common stock	336	—	—	—	336
Intercompany financing	4,600	(4,095)	(505)	—	—
Excess tax benefit from stock compensation	62	—	—	—	62
Net cash provided by (used in) financing activities	2,905	(5,175)	(505)	—	(2,775)
Effect of exchange rate changes on cash	—	—	(1,238)	—	(1,238)
Net decrease in cash and cash equivalents	—	(1,524)	(1,867)	—	(3,391)
Cash and cash equivalents at beginning of year	—	26,163	21,865	—	48,028
Cash and cash equivalents at end of period	$—	$24,639	$19,998	$—	$44,637

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
We serve customers primarily throughout North America and Europe, and, to a lesser extent, in Asia, Africa, Australia, and Central and South America. Our customers include major home improvement retailers, wholesalers, and industrial distributors and contractors. As of June 30, 2014, we operated 41 facilities in 22 states, Canada, England, and Germany, giving us a base of operations to provide quality, customer support, delivery, and service to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.
The Company operates and reports its results in the following two operating segments, entitled “Residential Products” and “Industrial and Infrastructure Products”.
Our Residential Products segment focuses on the new residential housing construction and residential repair and remodeling activity. Our businesses in this segment sell products through major retail home centers, building material wholesalers, buying groups, roofing distributors, and residential contractors.
Our Industrial and Infrastructure Products segment focuses on a variety of markets including discrete and process manufacturing, highway and bridge construction markets, energy and power generation. This segment distributes its products through industrial, commercial and transportation contractors, industrial distributors and original equipment manufacturers.

Our strategy is to position Gibraltar as a low-cost provider and market share leader in product areas that offer opportunities for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ low-cost provider of the products we offer. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international industrial and infrastructure markets to strengthen our product leadership positions.
The end markets served by our business are subject to economic conditions that are influenced by, but are not limited to, interest rates, commodity costs, demand for residential construction, governmental policies and funding, the level of non-

residential construction and infrastructure projects and demand for related repair and remodeling. In the first half of 2014, many economic indicators, such as residential housing starts, non-residential construction starts, industrial shipments and home repair and remodeling activity, have shown uneven but modest improvements. As a result, the Company is still impacted by levels of activity in its core markets that are below historical long-term averages. In response to slow-growth market conditions, we have restructured our operations, including the closing and consolidation of facilities, resulting in reductions in employees and overhead costs, and managed the business to generate cash. Investments in enterprise resource planning systems have enabled us to react better to fluctuations in commodity costs and customer demand, thus improving margins, along with curtailing our investments in inventory. We have used these positive cash flows to maintain lower levels of debt and improve our liquidity position.
Results of Operations
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the three months ended June 30, (in thousands):

	2014		2013
Net sales	$234,960	100.0%	$224,519	100.0%
Cost of sales	194,837	82.9%	179,813	80.1%
Gross profit	40,123	17.1%	44,706	19.9%
Selling, general, and administrative expense	25,393	10.8%	28,423	12.6%
Income from operations	14,730	6.3%	16,283	7.3%
Interest expense	3,691	1.6%	3,690	1.6%
Other expense (income)	519	0.2%	(9)	0.0%
Income before taxes	10,520	4.5%	12,602	5.7%
Provision for income taxes	4,089	1.7%	4,870	2.3%
Net income	$6,431	2.8%	$7,732	3.4%
The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

	2014	2013	Total Change
Net sales:
Residential Products	$117,400	$110,448	$6,952
Industrial and Infrastructure Products	117,938	114,577	3,361
Less: Intersegment sales	(378)	(506)	128
	117,560	114,071	3,489
Consolidated	$234,960	$224,519	$10,441

Net sales increased by $10.4 million, or 4.6%, to $235.0 million for the three months ended June 30, 2014 from net sales of $224.5 million for the three months ended June 30, 2013. The increase was the result of a 4.4% increase in volume and 0.6% increase due to sales generated by an acquisition completed in 2013, slightly offset by a 0.4% decrease in pricing to customers.
Net sales in our Residential Products segment increased 6.3%, or $7.0 million to $117.4 million for the three months ended June 30, 2014 compared to $110.4 million in the three months ended June 30, 2013. The increase was a result of a 5.7% increase in volume along with a 1.3% increase due to sales generated by an acquisition completed in 2013, slightly offset by a 0.7% decrease in pricing to customers. While the Company experienced increased demand for its centralized postal and parcel storage products, this increase was partially offset by unexpectedly weaker demand for roofing-related products throughout the second quarter. The lower selling prices were primarily the result of meeting selective competitive situations.
Net sales in our Industrial and Infrastructure Products segment increased 3.0%, or $3.4 million to $117.9 million in the three months ended June 30, 2014 compared to $114.6 million in the three months ended June 30, 2013. The increase was largely the result of a 3.1% increase in volume, primarily to industrials markets.

Our gross margin decreased to 17.1% for the three months ended June 30, 2014 compared to 19.9% for the three months ended June 30, 2013. Our Residential Products segment was impacted by profit improvement initiatives which temporarily took longer than planned to fully implement and accordingly led to more costs than anticipated. Increased costs for resins and a less favorable alignment of material costs to customer selling prices further contributed to the margin compression. In our Industrial and Infrastructure Products segment, an unfavorable mix of products with lower margins as compared to the prior year, a less favorable alignment of material costs to customer selling prices and competitive pressures on pricing contributed to its margin compression.
Selling, general, and administrative expense (SG&A) decreased by $3.0 million, or 10.6%, to $25.4 million for the three months ended June 30, 2014 from $28.4 million for the three months ended June 30, 2013. The $3.0 million decrease was largely the result of a $2.4 million decrease in equity based compensation expense and a $0.9 million decrease in other variable performance based compensation as compared to the three months ended June 30, 2013. SG&A expenses as a percentage of net sales decreased to 10.8% in the three months ended June 30, 2014 compared to 12.6% in the three months ended June 30, 2013.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

	2014		2013		Total Change
Income from operations:
Residential Products	$11,089	9.4%	$13,219	12.0%	$(2,130)
Industrial and Infrastructure Products	5,976	5.1%	8,273	7.2%	(2,297)
Unallocated Corporate Expenses	(2,335)	(1.0)%	(5,209)	(2.3)%	2,874
Consolidated	$14,730	6.3%	$16,283	7.3%	$(1,553)
Our Residential Products segment generated an operating margin of 9.4% during the three months ended June 30, 2014 compared to 12.0% during the three months ended June 30, 2013. Operating margin decreased due to profit improvement initiatives which temporarily took longer than planned to fully implement and accordingly led to more costs than anticipated, increased costs for resins and a less favorable alignment of material costs to customer selling prices as compared to the three months ended June 30, 2013.

Our Industrial and Infrastructure Products segment generated an operating margin of 5.1% during the three months ended June 30, 2014 compared to 7.2% during the three months ended June 30, 2013. Operating margin decreased due to the effects of a less favorable product mix of lower shipments to the transportation infrastructure market and a less favorable alignment of material costs to customer selling prices as compared to the three months ended June 30, 2013 plus raw material cost inflation.
Corporate expenses decreased $2.9 million, or 55.8% from $5.2 million during the three months ended June 30, 2013 to $2.3 million during the three months ended June 30, 2014. The decrease was primarily the result of a $1.8 million decrease in equity based compensation expense and a $0.7 million decrease in other variable performance based compensation as compared to the three months ended June 30, 2014.
Interest expense remained constant at $3.7 million for the three months ended June 30, 2014 and June 30, 2013. During the three months ended June 30, 2014 and 2013, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $4.1 million and $4.9 million, and effective tax rates of 38.9% and 38.6%, for the three months ended June 30, 2014, and 2013, respectively. The effective tax rate for the second quarter of 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences. In 2013, the effective tax rate exceeded the U.S. federal statutory rate of 35% due to state taxes.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the six months ended June 30, (in thousands):

	2014		2013
Net sales	$425,992	100.0%	$421,320	100.0%
Cost of sales	356,005	83.6%	340,437	80.8%
Gross profit	69,987	16.4%	80,883	19.2%
Selling, general, and administrative expense	54,924	12.9%	59,404	14.1%
Income from operations	15,063	3.5%	21,479	5.1%
Interest expense	7,331	1.7%	14,850	3.5%
Other expense (income)	549	0.1%	(75)	0.0%
Income before taxes	7,183	1.7%	6,704	1.6%
Provision for income taxes	2,838	0.7%	2,615	0.6%
Income from continuing operations	4,345	1.0%	4,089	1.0%
Loss from discontinued operations	—	0.0%	(4)	0.0%
Net income	$4,345	1.0%	$4,085	1.0%
The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30, (in thousands):

	2014	2013	Total Change	Total Change
Net sales:
Residential Products	$204,383	$200,112	$4,271	2.1%
Industrial and Infrastructure Products	222,284	222,044	240	0.1%
Less: Intersegment sales	(675)	(836)	161
	221,609	221,208	401
Consolidated	$425,992	$421,320	$4,672	1.1%

Net sales increased by $4.7 million, or 1.1%, to $426.0 million for the six months ended June 30, 2014 from net sales of $421.3 million for the six months ended June 30, 2013. The increase was the result of a 1.3% increase in volume and 0.4% increase due to sales generated by an acquisition completed in 2013, slightly offset by a 0.6% decrease in pricing to customers.
Net sales in our Residential Products segment increased 2.1%, or $4.3 million to $204.4 million for the six months ended June 30, 2014 compared to $200.1 million in the six months ended June 30, 2013. The increase was a result of a 2.2% increase in volume along with a 0.9% increase due to sales generated by an acquisition completed in 2013, slightly offset by a 1.0% decrease in pricing to customers. The Company experienced increased demand for its centralized postal and parcel storage products. However, demand for roofing-related products remained weak throughout the first half of the year, in part due to the particularly harsh and prolonged winter weather conditions in the first quarter plus muted repair and replacement demand in the second quarter. The lower selling prices were primarily the result of meeting selective competitive situations.
Net sales in our Industrial and Infrastructure Products segment were essentially unchanged, increasing by 0.1%, or $0.2 million to $222.3 million in the six months ended June 30, 2014 compared to $222.0 million in the six months ended June 30, 2013. While volumes increased to industrials markets, these increases were nearly offset by decreased volumes to the transportation infrastructure market.
Our gross margin decreased to 16.4% for the six months ended June 30, 2014 compared to 19.2% for the six months ended June 30, 2013. An unfavorable product mix impacted both segments with lower margins as compared to the prior year and less favorable alignment of material costs to customer selling prices. Profit improvement initiatives which temporarily took longer than planned to fully implement and accordingly led to more costs than anticipated plus increased costs for resins in our Residential Products segment also contributed to the margin compression. Competitive pressures on pricing and increased steel costs in our industrial markets further contributed to the margin compression in our Industrial and Infrastructure Products segment.

Selling, general, and administrative expense (SG&A) decreased by $4.5 million, or 7.6%, to $54.9 million for the six months ended June 30, 2014 from $59.4 million for the six months ended June 30, 2013. The $4.5 million decrease was largely the result of a $4.8 million decrease in equity based compensation expense and a $1.0 million decrease in other variable performance based compensation as compared to the six months ended June 30, 2013, partially offset by nearly $1.0 million of SG&A expense from a business acquired in 2013. SG&A expenses as a percentage of net sales decreased to 12.9% in the six months ended June 30, 2014 compared to 14.1% in the six months ended June 30, 2013.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

	2014		2013		Total Change
Income from operations:
Residential Products	$13,182	6.4%	$19,857	9.9%	$(6,675)
Industrial and Infrastructure Products	9,084	4.1%	14,600	6.6%	(5,516)
Unallocated Corporate Expenses	(7,203)	(1.7)%	(12,978)	(3.1)%	5,775
Consolidated	$15,063	3.5%	$21,479	5.1%	$(6,416)
Our Residential Products segment generated an operating margin of 6.4% during the six months ended June 30, 2014 compared to 9.9% during the six months ended June 30, 2013. Operating margin decreased due to profit improvement initiatives which temporarily took longer than planned to fully implement and accordingly led to more costs than anticipated and to a less favorable alignment of material costs to customer selling prices and a less favorable product mix as compared to the six months ended June 30, 2013.

Our Industrial and Infrastructure Products segment generated an operating margin of 4.1% during the six months ended June 30, 2014 compared to 6.6% during the six months ended June 30, 2013. Operating margin decreased due to the effects of a less favorable product mix of lower shipments to the transportation infrastructure market as compared to the six months ended June 30, 2013 plus a less favorable alignment of material costs to customer selling prices and raw material cost inflation.
Corporate expenses decreased $5.8 million, or 44.6% from $13.0 million during the six months ended June 30, 2013 to $7.2 million during the six months ended June 30, 2014. The decrease was primarily the result of a decrease in equity based compensation expense of $4.4 million from prior year and a $0.7 million decrease in other variable performance based compensation during the six months ended June 30, 2014.
Interest expense decreased by $7.5 million to $7.3 million for the six months ended June 30, 2014 compared to $14.9 million for the six months ended June 30, 2013. The significant decrease in interest expense in the first half of 2014 compared to the first half of the prior year resulted from the costs incurred in 2013 for the tender and redemption of the $204 million of 8% Senior Subordinated Notes (8% Notes) on January 31, 2013. In connection with this transaction in 2013, the Company recorded a charge of approximately $7.2 million, which included $3.7 million for the prepayment premium paid to holders of the 8% Notes, $2.2 million to write-off deferred financing fees and $1.3 million for the unamortized original issue discount related to the 8% Notes in the first quarter of 2013. In addition, this transaction resulted in lower interest expense of approximately $0.3 million for the six months ended June 30, 2014, due to the lower coupon rate on the 6.25% Notes as compared to the 8% Notes. During the six months ended June 30, 2014 and 2013, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $2.8 million and $2.6 million, and effective tax rates of 39.5% and 39.0%, for the six months ended June 30, 2014, and 2013, respectively. The effective tax rate for the first half of 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences. In 2013, the effective tax rate exceeded the U.S. federal statutory rate of 35% due to state taxes.
Outlook
With the exception of continuing growth in demand for our postal products, we expect end market conditions for the second half of 2014 to remain similar to those in the first half 2014. As a result, we now expect that Gibraltar will deliver comparable revenues for the second half of 2014 to those reported in the first half of the year, and 6% higher than the prior year period. For full-year 2014, we project total revenues in the range of $853 to $860 million, compared with $828 million in 2013.
On the bottom line, our recent margin improvement initiatives, including improving production efficiencies, should result in a notable increase in earnings for the second half of 2014 as compared to both the first half 2014 and the second half 2013. For full year 2014, we anticipate earnings per share of $0.45 to $0.50 for full-year 2014, compared with a loss of $0.18 in 2013.

Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while continuing to focus on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. During the first half of 2014, we invested cash in our working capital to meet the upcoming higher seasonal demand from our customers as noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q.

As of June 30, 2014, our liquidity of $206 million consisted of $88 million of cash and $118 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and future growth. We continue to search for strategic acquisitions; and a larger acquisition may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2014, our foreign subsidiaries held $21.2 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through transactions similar to our 2012 acquisition of a Western Canadian bar grating business. Repatriation of this cash for domestic purposes could result in significant tax consequences.
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
Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2014	2013
Cash (used in) provided by:
Operating activities of continuing operations	$(3,785)	$5,269
Investing activities of continuing operations	(5,427)	(4,640)
Financing activities of continuing operations	(330)	(2,775)
Discontinued operations	—	(7)
Effect of exchange rate changes	260	(1,238)
Net decrease in cash and cash equivalents	$(9,282)	$(3,391)
During the six months ended June 30, 2014, net cash used in continuing operations totaled $3.8 million, primarily driven by a $23.4 million investment in working capital partially offset by non-cash charges including depreciation, amortization, and stock compensation of $15.3 million and by net income from continuing operations of $4.3 million . Net cash provided by continuing operations for the six months ended June 30, 2013 was $5.3 million, primarily driven by net income from continuing operations of $4.1 million, $7.2 million loss on early note redemption and non-cash charges including depreciation, amortization, and stock compensation of $17.5 million, partially offset by a $23.5 million investment in working capital.

During the six months ended June 30, 2014, the Company invested $23.4 million in working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets included $41.9 million and $5.7 million increases in accounts receivable and inventory, respectively, partially offset by a $29.7 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonality of customer order levels that impact our business. The increase in other current assets and other assets of $4.0 million was largely due to the timing of prepaid expenses.
Net cash used in investing activities of continuing operations for the six months ended June 30, 2014 of $5.4 million was primarily due to capital expenditures of $11.5 million partially offset by $6.0 million received from the sale of two properties. Net cash used in investing activities of continuing operations for the six months ended June 30, 2013 of $4.6 million was primarily due to capital expenditures.
Net cash used in financing activities from continuing operations for the six months ended June 30, 2014, of $0.3 million was the result of the purchase of treasury stock of $0.4 million and $0.4 million in long term debt payments, partially offset by the proceeds from the issuance of common stock of $0.4 million. Net cash used in financing activities from continuing operations for the six months ended June 30, 2013, of $2.8 million was primarily the result of redemption of the $204 million 8% Notes along with $3.7 million payment of note redemption fees and $3.8 million for payments of deferred financing fees. These cash outflows were offset by proceeds from the issuance of the $210.0 million 6.25% Notes.
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
Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which is payable quarterly. During the six months ended and as of June 30, 2014, no amounts were outstanding on the revolving credit facility. We had outstanding letters of credit of $21.9 million as of June 30, 2014.
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
In the current year, the Company instituted hedging programs that are accounted for in accordance with Topic 815, “Derivatives and Hedging.” We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and is subsequently reclassified into earnings and reported in revenue in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative is recognized directly into earnings in other (income) expense. Our policy is to de-designate cash flow hedges at the time forecasted transactions are recognized as assets or liabilities on a business unit’s balance sheet and report subsequent changes in fair value through the other (income) expense line on our statement of operations where the gain or loss due to movements in currency rates on the underlying asset or liability is revalued. If it becomes probable that the originally forecasted transaction will not occur, the gain or loss related to the hedge recorded within accumulated other comprehensive income is immediately recognized into net income.
Related Party Transactions
A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three months ended June 30, 2014 and 2013, the Company incurred expense of $0.4 million and $0.1 million, respectively, for legal services from this firm. The Company incurred expenses for legal services from this firm of $0.6 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, the Company had $0.4 million and $0.3 million, respectively, recorded in accounts payable for amounts due to this law firm.
Effective September 30, 2013, Henning N. Kornbrekke, the former President and Chief Operating Officer, retired and entered into a consulting agreement with the Company. Through this agreement, he will serve as a consultant to the Company through December 2014 for a monetary fee of $10,000 per month.
Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-11, "Income Taxes" (Topic 740). The amendments in this Update affect the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted the amendments in this Update on the effective date of December 15, 2013. The adoption of Update 2013-11 does not have a material impact on the Company's consolidated financial results.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment" (Topic 360). The amendments in this Update affect the presentation on the financial statements of assets which are disposed of or classified as held for sale. The amendments in

Topic 205 and 360 are effective prospectively beginning on December 15, 2014. Early adoption is permitted, but only for disposals, or classifications of assets held for sale, that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of Update 2014-08 to have a material impact on the Company's consolidated financial results.

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (Topic 606). The Update clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and IFRS. More specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in Topic 606 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of adopting the new standard on revenue recognition and its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, "Compensation - Stock Compensation" (Topic 718). The amendments in this Update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in Topic 718 are effective either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and all new or modified awards thereafter. The effective date of this pronouncement is December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of Topic 718 to have a material impact on the Company's consolidated financial results.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations. Except as set forth below, the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative Disclosures About Market Risk" of its 2013 Form 10-K have not changed materially for the first six months of 2014.
During the quarter ended June 30, 2014, the Company entered into a fixed price sales agreement that increased the Company’s exposure to foreign exchange risk and raw material pricing risk. In order to mitigate these risks the Company entered into derivative financial instruments agreements.
Foreign Currency Exchange Risk
The sales agreement mentioned above increased the Company’s exposure to foreign currency exchange rate fluctuation. The Company manages the risks relating to this exposure through a combination of our normal operating activities and through the use of derivative financial instruments pursuant to the Company’s hedging practices and policies. The Company uses foreign currency derivatives including currency forward agreements and currency options to manage its exposure to fluctuations in the exchange rates.

Raw Material Pricing Risk
The aforementioned sales agreement also created additional exposure related to volatility in the price of commodities. To mitigate the fluctuations, the Company manages these risks associated with this market through a combination of our normal operating activities and through the use of derivative financial instruments pursuant to the Company’s hedging practices and policies. The Company uses commodity option contracts to manage its exposure to changes in the cost of commodities.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
6(a) Exhibits

a.	Exhibit 10.1 – Appointment of Certain Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2014)

b.
Exhibit 10.2 – Gibraltar Industries, Inc. 2005 Equity Incentive Plan Amendment for Appendix applicable to Canadian residents, dated June 11, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2014)

c.	Exhibit 31.1 – Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

d.	Exhibit 31.2 - Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 31.3 – Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

f.
Exhibit 32.1 – Certification of the Chairman of the Board and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.	Exhibit 32.2 - Certification of the President and Chief Operating Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

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

/s/ Frank G. Heard
Frank G. Heard
President and Chief Operating Officer

/s/ Kenneth W. Smith
Kenneth W. Smith
Senior Vice President and Chief Financial Officer
Date: August 5, 2014