Form 10-Q
period 2014-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2014-10-28
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of October 24, 2014, the number of common shares outstanding was: 30,904,533

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales	$234,101	$217,412	$660,093	$638,732
Cost of sales	192,523	175,650	548,528	516,087
Gross profit	41,578	41,762	111,565	122,645
Selling, general, and administrative expense	23,186	24,754	78,167	84,158
Intangible asset impairment	—	23,160	—	23,160
Income (loss) from operations	18,392	(6,152)	33,398	15,327
Interest expense	3,657	3,828	10,988	18,678
Other income	(664)	(66)	(172)	(141)
Income (loss) before taxes	15,399	(9,914)	22,582	(3,210)
Provision for income taxes	5,828	3,813	8,666	6,428
Income (loss) from continuing operations	9,571	(13,727)	13,916	(9,638)
Discontinued operations:
Loss before taxes	(51)	—	(51)	(7)
Benefit of income taxes	(20)	—	(20)	(3)
Loss from discontinued operations	(31)	—	(31)	(4)
Net income (loss)	$9,540	$(13,727)	$13,885	$(9,642)
Net earnings per share – Basic:
Income (loss) from continuing operations	$0.31	$(0.44)	$0.45	$(0.31)
Loss from discontinued operations	(0.01)	—	(0.01)	—
Net income (loss)	$0.30	$(0.44)	$0.44	$(0.31)
Weighted average shares outstanding – Basic	31,083	30,946	31,046	30,916
Net earnings per share – Diluted:
Income (loss) from continuing operations	$0.31	$(0.44)	$0.45	$(0.31)
Loss from discontinued operations	(0.01)	—	(0.01)	—
Net income (loss)	$0.30	$(0.44)	$0.44	$(0.31)
Weighted average shares outstanding – Diluted	31,298	30,946	31,256	30,916
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$9,540	$(13,727)	$13,885	$(9,642)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,734)	2,539	(2,096)	(1,362)
Net change in unrealized gain (loss) on cash flow hedges, net of tax	714	—	(242)	—
Adjustment to retirement benefit liability, net of tax	2	3	6	7
Adjustment to post-retirement health care liability, net of tax	19	18	56	56
Other comprehensive (loss) income	(1,999)	2,560	(2,276)	(1,299)
Total comprehensive income (loss)	$7,541	$(11,167)	$11,609	$(10,941)
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$101,013	$97,039
Accounts receivable, net of reserve of $4,625 and $4,774 in 2014 and 2013	120,257	90,082
Inventories	126,085	121,152
Other current assets	15,992	14,127
Total current assets	363,347	322,400
Property, plant, and equipment, net	130,819	131,752
Goodwill	340,882	341,174
Acquired intangibles	87,259	91,777
Other assets	7,201	7,059
	$929,508	$894,162
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$92,163	$69,625
Accrued expenses	52,031	49,879
Current maturities of long-term debt	400	409
Total current liabilities	144,594	119,913
Long-term debt	213,200	213,598
Deferred income taxes	55,144	55,124
Other non-current liabilities	30,730	33,778
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,318 and 31,131 shares issued in 2014 and 2013	313	311
Additional paid-in capital	246,374	243,389
Retained earnings	250,334	236,449
Accumulated other comprehensive loss	(5,861)	(3,585)
Cost of 424 and 395 common shares held in treasury in 2014 and 2013	(5,320)	(4,815)
Total shareholders’ equity	485,840	471,749
	$929,508	$894,162
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$13,885	$(9,642)
Loss from discontinued operations	(31)	(4)
Income (loss) from continuing operations	13,916	(9,638)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Intangible asset impairment	—	23,160
Depreciation and amortization	19,452	20,396
Stock compensation expense	2,379	2,138
Other non-cash adjustments	(1,579)	4,002
Non-cash charges to interest expense	772	736
Provision for deferred income tax	77	33
Loss on early note redemption	—	7,166
Increase (decrease) in cash resulting from changes in the following (excluding the effects of acquisitions):
Accounts receivable	(33,031)	(25,352)
Inventories	(5,526)	(211)
Other current assets and other assets	(1,202)	(602)
Accounts payable	22,260	11,919
Accrued expenses and other non-current liabilities	667	4,169
Net cash provided by operating activities of continuing operations	18,185	37,916
Net cash used in operating activities of discontinued operations	(40)	(9)
Net cash provided by operating activities	18,145	37,907
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(19,180)	(8,816)
Net proceeds from sale of property and equipment	5,958	12,447
Cash paid for acquisitions, net of cash acquired	—	(5,344)
Other investing activities	121	—
Net cash used in investing activities	(13,101)	(1,713)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	210,000
Long-term debt payments	(407)	(205,084)
Payment of deferred financing costs	—	(3,858)
Payment of note redemption fees	—	(3,702)
Purchase of treasury stock at market prices	(505)	(642)
Net proceeds from issuance of common stock	508	342
Excess tax benefit from stock compensation	99	62
Net cash used in financing activities	(305)	(2,882)
Effect of exchange rate changes on cash	(765)	(492)
Net increase in cash and cash equivalents	3,974	32,820
Cash and cash equivalents at beginning of year	97,039	48,028
Cash and cash equivalents at end of period	$101,013	$80,848
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2013	31,131	$311	$243,389	$236,449	$(3,585)	395	$(4,815)	$471,749
Net income	—	—	—	13,885	—	—	—	13,885
Stock compensation expense	—	—	2,379	—	—	—	—	2,379
Excess tax benefit from stock compensation	—	—	99	—	—	—	—	99
Stock options exercised	44	1	508	—	—	—	—	509
Issuance of restricted stock	22	—	—	—	—	—	—	—
Net settlement of restricted stock units	121	1	(1)	—	—	29	(505)	(505)
Total other comprehensive loss	—	—	—	—	(2,276)	—	—	(2,276)
Balance at September 30, 2014	31,318	$313	$246,374	$250,334	$(5,861)	424	$(5,320)	$485,840
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three and nine months ended September 30, 2014 and 2013, the financial position at September 30, 2014 and December 31, 2013, the statements of cash flow for the nine months ended September 30, 2014 and 2013, and the statement of shareholders’ equity for the nine months ended September 30, 2014 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.
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
The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The Company is subject to seasonal fluctuations in its businesses primarily due to reduced activity in the first and fourth quarters for the industries which we serve due to inclement weather.

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

3. INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw material	$58,788	$52,751
Work-in-process	11,237	11,100
Finished goods	56,060	57,301
Total inventories	$126,085	$121,152
4. ACQUISITIONS
In September 2013, the Company purchased the assets of a domestic designer and distributor of solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition (included in the Company’s Residential Products segment). The fair value of the aggregate purchase consideration for the assets acquired was $7,454,000. As part of the purchase agreement, the Company is required to pay additional consideration, or an earn-out provision, based on the acquired business’s EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) through the last day of the twenty-fourth month following the closing date of the acquisition. The Company expects to make payments of additional consideration through the end of 2015. The purchase agreement does not provide for a limit of the amount of additional consideration. The Company recorded a payable of $2,322,000 to reflect the fair value of the Company’s obligation at the date of the acquisition. Adjustments to this payable are and will be reflected in the Company’s Statement of Operations. The fair value of the Company’s obligation was $410,000 as of September 30, 2014, which resulted in a $781,000 and a $1,523,000 gain recorded in SG&A during the three and nine months ended September 30, 2014, respectively. The Company also recorded $16,000 and $69,000 to interest expense for this obligation during the three and nine months ended September 30, 2014.
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

The 2013 acquisition was financed through cash on hand. The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general and administrative expenses in the consolidated statement of operations. The Company also recognized costs related to the sale of inventory at fair value as a result of allocating the purchase price of this acquisition. All acquisition related costs (including the gain recognized as a result of the calculation of the earn-out obligation at fair value) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, general and administrative costs	$(781)	$76	$(1,521)	$196
Cost of sales	—	69	206	272
Total acquisition related costs	$(781)	$145	$(1,315)	$468
5. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Total
Balance at December 31, 2013	$195,520	$145,654	$341,174
Foreign currency translation	—	(292)	(292)
Balance at September 30, 2014	$195,520	$145,362	$340,882
The goodwill balances as of September 30, 2014 and December 31, 2013 are net of accumulated impairment losses of $150,965,000.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$45,576	$—	$45,724	$—	Indefinite
Finite-lived intangible assets:
Trademarks	3,937	1,732	3,989	1,420	2 to 15 Years
Unpatented technology	24,690	8,321	24,690	6,980	5 to 20 Years
Customer relationships	53,763	31,069	54,171	28,926	5 to 16 Years
Non-compete agreements	1,937	1,522	1,937	1,408	4 to 10 Years
Backlog	1,330	1,330	1,330	1,330	1 to 2 Years
	85,657	43,974	86,117	40,064
Total acquired intangible assets	$131,233	$43,974	$131,841	$40,064

The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$1,425	$1,622	$4,299	$5,018

Amortization expense related to acquired intangible assets for the remainder of fiscal 2014 and the next five years thereafter is estimated as follows (in thousands):

2014	$1,422
2015	$5,581
2016	$4,246
2017	$4,883
2018	$4,321
2019	$3,650
6. RELATED PARTY TRANSACTIONS
A member of the Company’s Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to the Company. At September 30, 2014 and December 31, 2013, the Company had $338,000 and $296,000, respectively, recorded in accounts payable for amounts due to this law firm. For the three and nine months ended September 30, 2014 and 2013, the Company incurred the following costs for legal services from this firm, including services provided in 2013 in connection with the note refinancing and classified as deferred financing costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Selling, general, and administrative expense	$339	$579	$974	$1,014
Capitalized as deferred financing costs	—	—	—	223
Total related-party legal costs	$339	$579	$974	$1,237
Effective September 30, 2013, Henning N. Kornbrekke, the former President and Chief Operating Officer, retired and entered into a consulting agreement with the Company. Through this agreement, he will serve as a consultant to the Company through December 2014 for a monetary fee of $10,000 per month.
7. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	3,600	4,007
Total debt	213,600	214,007
Less current maturities	400	409
Total long-term debt	$213,200	$213,598
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

Separately, we have a Senior Credit Agreement entered into during 2011 that provides both a revolving credit facility and letters of credit which in an aggregate amount, are not permitted to exceed the lesser of (i) $200 million and (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement is also guaranteed by each of the Company’s significant domestic subsidiaries. The Company can request additional financing from the lenders under the Senior Credit Facility to increase the revolving credit facility to $250 million under the terms of the Senior Credit Agreement. We have had no borrowing against the Senior Credit Agreement since October 2012.
The Senior Credit Agreement is currently committed through October 10, 2016. Interest rates on the revolving credit facility are based on the London Interbank Offering Rate (LIBOR) plus an additional margin of 2.0% to 2.5%. In addition, the revolving credit facility is subject to an annual commitment fee calculated as 0.375% of the daily average undrawn balance.
Standby letters of credit issued under the Senior Credit Agreement to third parties on behalf of the Company, which, as of September 30, 2014 amounted to $20,863,000 . These letters of credit reduce the amount otherwise available under the revolving credit facility. As of September 30, 2014, based upon the Company’s current borrowing base calculation, the Company had $109,321,000 of availability under the revolving credit facility.
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of September 30, 2014, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.
8. ACCUMULATED OTHER COMPREHENSIVE LOSS
The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(2,201)	$—	$76	$(2,256)	$(4,381)	$(796)	$(3,585)
Unrealized loss on cash flow hedge	—	(555)	—	—	(555)	(203)	(352)
Realized gain on cash flow hedge	—	173	—	—	173	63	110
Minimum pension and post retirement health care plan adjustments	—	—	11	91	102	40	62
Foreign currency translation loss	(2,096)	—	—	—	(2,096)	—	(2,096)
Balance at September 30, 2014	$(4,297)	$(382)	$87	$(2,165)	$(6,757)	$(896)	$(5,861)

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
The estimated net amount of the existing unrealized loss on cash flow hedges that is expected to be reclassified into earnings within the next twelve months is $382,000.

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
Restricted Stock Units and Restricted Shares
The following table provides the number of restricted stock units (that will convert to shares upon vesting) and restricted shares that were issued during the nine months ended September 30, along with the weighted average grant date fair value of each award:

	2014		2013
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	168,857	$17.17	78,405	$12.86
Restricted shares	21,721	$16.76	13,188	$16.83

Performance Stock Units
In January 2012, the Company awarded 295,000 performance stock units with a grant date fair value of $4,152,000. As of September 30, 2014, 280,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was based on the Company’s total stockholder returns relative to the S&P Small Cap 600 Index for the calendar year of 2012. During the performance period, the participants earned an aggregate of 163,200 performance stock units, representing 58.3% of the targeted award of 280,000 units.
In January 2013, the Company awarded 304,000 performance stock units with a grant date fair value of $4,123,000. As of September 30, 2014, 237,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was determined based on the Company’s actual return on invested capital (ROIC) for 2013 relative to the improved ROIC targeted for the performance period ending December 31, 2013. During the performance period, the participants earned an aggregate of 114,000 performance stock units, representing 50% of the targeted award of 237,000 units.

In January 2014 and June 2014, the Company awarded 212,000 and 19,000, respectively, of performance stock units with a grant date fair value of $3,914,000 and $319,000, respectively. As of September 30, 2014, 224,000 of the originally awarded performance stock units remain outstanding after forfeitures. The final number of performance stock units earned will be determined based on the Company’s actual return on invested capital (ROIC) for 2014.
The cost of the 2012, 2013, and 2014 performance stock units will be recognized over the requisite vesting period, which ranges between one year and three years, depending on the date a participant turns 60 and completes 5 years of service. After the vesting period, any performance stock units earned will convert to cash based on the trailing 90-day closing price of the Company’s common stock as of December 31, 2014, 2015, and 2016 and be payable to participants in January 2015, 2016, and 2017, respectively.

The following table summarizes the compensation expense recognized for the performance stock units for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Performance stock unit compensation (recovery) expense	$(261)	$(1,414)	$45	$683

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
The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the nine months ended September 30, 2014 and 2013, 116,708 and 121,488 restricted stock units, respectively, including the company-match, were credited to participant accounts. At September 30, 2014 and December 31, 2013, the value of the restricted stock units in the MSPP was $16.73 and $15.97 per unit, respectively. At September 30, 2014 and December 31, 2013, 731,597 and 614,888 restricted stock units, including the company-match, were credited to participant accounts including 62,349 and 47,268, respectively, of unvested restricted stock units. The Company made disbursements of $2,120,000 out of the MSPP during the nine months ended September 30, 2014, respectively, and $531,000 out of the MSPP during the nine months ended September 30, 2013.
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

•
Our commodity price hedging program is designed to mitigate the risks associated with market fluctuations in the price of commodities. The Company uses commodity options, which are classified as economic hedges, to manage this risk. All economic hedges are recorded at fair value through earnings, as the Company does not qualify to use the hedge accounting designation as prescribed by Topic 815.

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

Derivatives Designated as Hedging Instruments
To minimize foreign currency exposure, the Company had a foreign currency forward with a notional amount of $5,600,000 at September 30, 2014. This derivative instrument matures in December 2014.

This foreign currency forward is recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as a component of other comprehensive income. These deferred gains and losses are reclassified into earnings and reported in net sales in the period that the hedged forecasted transaction affects earnings. However, to the extent that the forward is not effective in offsetting the change in the value of the revenue being hedged, the ineffective portions of these contracts are recognized in earnings immediately. During the three and nine months ended September 30, 2014, the ineffective portions of any hedges were immaterial.

Derivatives not designated as hedging instruments
To minimize commodity price exposure, the Company had commodity options with notional amounts of $12,600,000 at September 30, 2014. These derivative instruments mature at various times through January 2016.

To minimize foreign currency exposure, the Company had foreign currency forwards with notional amounts of $11,200,000 and foreign currency options with notional amounts of $94,000,000 at September 30, 2014. These derivative instruments mature at various times through February 2016.

These commodity options, foreign exchange forward and forward exchange options are recorded in the consolidated balance sheet at fair value and the resulting gains or losses are recorded to other income in the consolidated statement of operations. The (gains) losses recognized for the three and nine months ended September 30, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2014	2013	2014	2013
Commodity options	$(153)	$—	$119	$—
Foreign exchange forwards	(237)	—	(237)	—
Foreign exchange options (1)	(303)	—	(303)	—
Total non-designated derivative realized (gain) loss, net	$(693)	$—	$(421)	$—

(1) Includes a loss of $321,000 for the discontinuation of cash flow hedges for which the forecasted transactions are not expected to occur within the originally forecasted time frame.

Summary of Derivatives
Derivatives consist of the following (in thousands):

		September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments	Classification	Fair Value	Fair Value
Foreign exchange forward	Other current assets	$82	$—
	Total assets	$82	$—

Derivatives not designated as hedging instruments
Commodity options	Other current assets	$941	$—
Commodity options	Other assets	582	—
Foreign exchange forwards	Other current assets	165	—
Foreign exchange options	Other current assets	786	—
Foreign exchange options	Other assets	684	—
	Total assets	$3,158	$—

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
As described in Note 10 of the consolidated financial statements, the Company holds derivative foreign currency exchange forwards, foreign currency exchange options and commodity options. The fair values of foreign currency exchange contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates.
The fair value of commodity options is determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include forward rates and implied volatility. In addition, the Company received fair value estimates from the commodity contract counterparty to verify the reasonableness of the Company’s estimates.
The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, and long-term debt.  The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At September 30, 2014 and December 31, 2013, the carrying value of outstanding debt was $213,600,000 and $214,007,000, respectively.  The fair value of the Company’s Senior Subordinated 6.25% Notes was estimated based on quoted market prices.

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of September 30, 2014 and December 31, 2013 (in thousands):

		September 30, 2014
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	$—	$—	$410	$410
Foreign currency exchange forwards	Other current assets	—	247	—	247
Foreign currency exchange options	Other current assets	—	786	—	786
Foreign currency exchange options	Other assets	—	684	—	684
Commodity instruments	Other current assets	—	941	—	941
Commodity instruments	Other assets	—	582	—	582

Disclosed at fair value
Senior Subordinated 6.25% Notes	Long-term debt	$217	$—	$—	$217

		December 31, 2013
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	$—	$—	$1,864	$1,864

Disclosed at fair value
Senior Subordinated 6.25% Notes	Long-term debt	$220,825	$—	$—	$220,825
12. DISCONTINUED OPERATIONS
For certain divestiture transactions, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. As of September 30, 2014, the Company has a contingent liability recorded for environmental remediation related to a discontinued operation. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operation.
13. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of facilities and product lines. During the nine months ended September 30, 2014, the Company consolidated two facilities. As a result, the Company incurred a net change in asset impairment charges of $554,000, the net result of a gain on the sale of one of the consolidated facilities previously impaired in 2013, partially offset by impairment charges for the other facility consolidated during 2014. During 2013, the Company consolidated two facilities in this effort, and also identified two other facilities to close or consolidate. During the nine months ended September 30, 2013, the Company incurred $1,628,000 of asset impairment charges along with exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. If future opportunities for cost savings are identified, other facility consolidations and closings will be considered.
The following table provides a summary of asset impairments and exit activity costs incurred by segment during the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Residential Products	$487	$1,341	$632	$2,051
Industrial and Infrastructure Products	175	—	634	75
Total exit activity costs	$662	$1,341	$1,266	$2,126

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the statement of operations for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$378	$1,341	$580	$2,051
Selling, general, and administrative expense	284	—	686	75
Total exit activity costs	$662	$1,341	$1,266	$2,126

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2014	2013
Balance at January 1	$1,092	$1,323
Exit activity costs recognized	1,820	498
Cash payments	(2,275)	(947)
Balance at September 30	$637	$874
14. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations for the three and nine months ended September 30, and the applicable effective tax rates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Provision of income taxes	$5,828	$3,813	$8,666	$6,428
Effective tax rate	37.8%	(38.5)%	38.4%	(200.2)%
The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2014 could be materially different from the forecasted rate used for the nine months ended September 30, 2014.
The effective tax rates for the three and nine months ended September 30, 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences. For the three and nine months ended September 30, 2013, the difference between the Company's recorded charge and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to the tax impact of the non-deductible goodwill impairment recognized during the quarter and state taxes.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$9,571	$(13,727)	$13,916	$(9,638)
Loss from discontinued operations	(31)	—	(31)	(4)
Net income (loss) available to common shareholders	$9,540	$(13,727)	$13,885	$(9,642)
Denominator for basic earnings per share:
Weighted average shares outstanding	31,083	30,946	31,046	30,916
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,083	30,946	31,046	30,916
Common stock options and restricted stock	215	—	210	—
Weighted average shares and conversions	$31,298	$30,946	$31,256	$30,916

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
The following table sets forth the reconciliation of sales to earnings before income taxes by segment for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales:
Residential Products	$122,100	$108,424	$326,483	$308,536
Industrial and Infrastructure Products	112,329	109,645	334,613	331,689
Less: Intersegment sales	(328)	(657)	(1,003)	(1,493)
	112,001	108,988	333,610	330,196
Total consolidated net sales	$234,101	$217,412	$660,093	$638,732
Income (loss) from operations:
Residential Products	$13,694	$10,068	$26,740	$29,925
Industrial and Infrastructure Products	6,574	(13,876)	15,727	724
Unallocated Corporate Expenses	(1,876)	(2,344)	(9,069)	(15,322)
Total income (loss) from operations	$18,392	$(6,152)	$33,398	$15,327

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$216,132	$22,151	$(4,182)	$234,101
Cost of sales	—	176,955	19,496	(3,928)	192,523
Gross profit	—	39,177	2,655	(254)	41,578
Selling, general, and administrative expense	29	21,592	1,565	—	23,186
(Loss) income from operations	(29)	17,585	1,090	(254)	18,392
Interest expense (income)	3,402	291	(36)	—	3,657
Other expense (income)	42	(733)	27	—	(664)
(Loss) income before taxes	(3,473)	18,027	1,099	(254)	15,399
(Benefit of) provision for income taxes	(1,208)	6,791	245	—	5,828
(Loss) income from continuing operations	(2,265)	11,236	854	(254)	9,571
Discontinued operations:
Loss from discontinued operations before taxes	—	(51)	—	—	(51)
Benefit of income taxes	—	(20)	—	—	(20)
Loss from discontinued operations	—	(31)	—	—	(31)
Equity in earnings from subsidiaries	12,059	854	—	(12,913)	—
Net income	$9,794	$12,059	$854	$(13,167)	$9,540

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$200,349	$23,060	$(5,997)	$217,412
Cost of sales	—	160,676	20,715	(5,741)	175,650
Gross profit	—	39,673	2,345	(256)	41,762
Selling, general, and administrative expense	4	22,933	1,817	—	24,754
Intangible asset impairment	—	1,000	22,160	—	23,160
(Loss) income from operations	(4)	15,740	(21,632)	(256)	(6,152)
Interest expense (income)	3,486	372	(30)	—	3,828
Other income	—	(66)	—	—	(66)
(Loss) income before taxes	(3,490)	15,434	(21,602)	(256)	(9,914)
(Benefit of) provision for income taxes	(1,248)	4,781	280	—	3,813
(Loss) income from continuing operations	(2,242)	10,653	(21,882)	(256)	(13,727)
Equity in earnings from subsidiaries	(11,229)	(21,882)	—	33,111	—
Net (loss) income	$(13,471)	$(11,229)	$(21,882)	$32,855	$(13,727)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$605,798	$68,041	$(13,746)	$660,093
Cost of sales	—	501,323	60,163	(12,958)	548,528
Gross profit	—	104,475	7,878	(788)	111,565
Selling, general, and administrative expense	96	72,986	5,085	—	78,167
(Loss) income from operations	(96)	31,489	2,793	(788)	33,398
Interest expense (income)	10,166	927	(105)	—	10,988
Other expense (income)	36	(304)	96	—	(172)
(Loss) income before taxes	(10,298)	30,866	2,802	(788)	22,582
(Benefit of) provision for income taxes	(3,572)	11,652	586	—	8,666
(Loss) income from continuing operations	(6,726)	19,214	2,216	(788)	13,916
Discontinued operations:
Loss from discontinued operations before taxes	—	(51)	—	—	(51)
Benefit of income taxes	—	(20)	—	—	(20)
Loss from discontinued operations	—	(31)	—	—	(31)
Equity in earnings from subsidiaries	21,399	2,216	—	(23,615)	—
Net income	$14,673	$21,399	$2,216	$(24,403)	$13,885

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$585,726	$69,565	$(16,559)	$638,732
Cost of sales	—	469,628	62,028	(15,569)	516,087
Gross profit	—	116,098	7,537	(990)	122,645
Selling, general, and administrative expense	188	78,373	5,597	—	84,158
Intangible asset impairment	—	1,000	22,160	—	23,160
(Loss) income from operations	(188)	36,725	(20,220)	(990)	15,327
Interest expense (income)	17,768	1,004	(94)	—	18,678
Other income	—	(141)	—	—	(141)
(Loss) income before taxes	(17,956)	35,862	(20,126)	(990)	(3,210)
(Benefit of) provision for income taxes	(6,669)	12,392	705	—	6,428
(Loss) income from continuing operations	(11,287)	23,470	(20,831)	(990)	(9,638)
Discontinued operations:
Loss from discontinued operations before taxes	—	(7)	—	—	(7)
Benefit of income taxes	—	(3)	—	—	(3)
Loss from discontinued operations	—	(4)	—	—	(4)
Equity in earnings from subsidiaries	2,635	(20,831)	—	18,196	—
Net (loss) income	$(8,652)	$2,635	$(20,831)	$17,206	$(9,642)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$9,794	$12,059	$854	$(13,167)	$9,540
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(2,734)	—	(2,734)
Change in unrealized gain on cash flow hedges, net of tax	—	714	—	—	714
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	19	—	—	19
Other comprehensive income (loss)	—	735	(2,734)	—	(1,999)
Total comprehensive income (loss)	$9,794	$12,794	$(1,880)	$(13,167)	$7,541

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$14,673	$21,399	$2,216	$(24,403)	$13,885
Other comprehensive loss:
Foreign currency translation adjustment	—	—	(2,096)	—	(2,096)
Change in unrealized loss on cash flow hedges, net of tax	—	(242)	—	—	(242)
Adjustment to retirement benefit liability, net of tax	—	6	—	—	6
Adjustment to post-retirement health care liability, net of tax	—	56	—	—	56
Other comprehensive loss	—	(180)	(2,096)	—	(2,276)
Total comprehensive income	$14,673	$21,219	$120	$(24,403)	$11,609

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$80,085	$20,928	$—	$101,013
Accounts receivable, net	—	108,810	11,447	—	120,257
Intercompany balances	19,529	1,802	(21,331)	—	—
Inventories	—	116,874	9,211	—	126,085
Other current assets	3,582	11,171	1,239	—	15,992
Total current assets	23,111	318,742	21,494	—	363,347
Property, plant, and equipment, net	—	118,000	12,819	—	130,819
Goodwill	—	334,123	6,759	—	340,882
Acquired intangibles	—	81,995	5,264	—	87,259
Other assets	3,052	4,149	—	—	7,201
Investment in subsidiaries	670,999	33,388	—	(704,387)	—
	$697,162	$890,397	$46,336	$(704,387)	$929,508
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$84,772	$7,391	$—	$92,163
Accrued expenses	1,322	47,958	2,751	—	52,031
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	1,322	133,130	10,142	—	144,594
Long-term debt	210,000	3,200	—	—	213,200
Deferred income taxes	—	52,862	2,282	—	55,144
Other non-current liabilities	—	30,206	524	—	30,730
Shareholders’ equity	485,840	670,999	33,388	(704,387)	485,840
	$697,162	$890,397	$46,336	$(704,387)	$929,508

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(13,297)	$27,470	$4,012	$—	$18,185
Net cash used in operating activities of discontinued operations	—	(40)	—	—	(40)
Net cash (used in) provided by operating activities	$(13,297)	$27,430	$4,012	$—	$18,145
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(16,297)	(2,883)	—	(19,180)
Other investing activities	—	121	—	—	121
Net proceeds from sale of property and equipment	—	5,955	3	—	5,958
Net cash used in investing activities	—	(10,221)	(2,880)	—	(13,101)
Cash Flows from Financing Activities
Long-term debt payments	—	(407)	—	—	(407)
Purchase of treasury stock at market prices	(505)	—	—	—	(505)
Net proceeds from issuance of common stock	508	—	—	—	508
Intercompany financing	13,195	(12,573)	(622)	—	—
Excess tax benefit from stock compensation	99	—	—	—	99
Net cash provided by (used in) financing activities	13,297	(12,980)	(622)	—	(305)
Effect of exchange rate changes on cash	—	—	(765)	—	(765)
Net increase (decrease) in cash and cash equivalents	—	4,229	(255)	—	3,974
Cash and cash equivalents at beginning of year	—	75,856	21,183	—	97,039
Cash and cash equivalents at end of period	$—	$80,085	$20,928	$—	$101,013

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(9,040)	$44,203	$2,753	$—	$37,916
Net cash used in operating activities of discontinued operations	—	(9)	—	—	(9)
Net cash (used in) provided by operating activities	(9,040)	44,194	2,753	—	37,907
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(6,196)	(2,620)	—	(8,816)
Cash paid for acquisitions, net of cash acquired	—	(5,344)	—	—	(5,344)
Net proceeds from sale of property and equipment	—	12,434	13	—	12,447
Net cash provided by (used in) investing activities	—	894	(2,607)	—	(1,713)
Cash Flows from Financing Activities
Long-term debt payments	(204,000)	(1,084)	—	—	(205,084)
Proceeds from long-term debt	210,000	—	—	—	210,000
Payment of note redemption fees	(3,702)	—	—	—	(3,702)
Purchase of treasury stock at market prices	(642)	—	—	—	(642)
Payment of deferred financing costs	(3,858)	—	—	—	(3,858)
Net proceeds from issuance of common stock	342	—	—	—	342
Intercompany financing	10,838	(10,211)	(627)	—	—
Excess tax benefit from stock compensation	62	—	—	—	62
Net cash provided by (used in) financing activities	9,040	(11,295)	(627)	—	(2,882)
Effect of exchange rate changes on cash	—	—	(492)	—	(492)
Net increase (decrease) in cash and cash equivalents	—	33,793	(973)	—	32,820
Cash and cash equivalents at beginning of year	—	26,163	21,865	—	48,028
Cash and cash equivalents at end of period	$—	$59,956	$20,892	$—	$80,848

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
We serve customers primarily throughout North America and Europe, and, to a lesser extent, in Asia, Africa, Australia, and Central and South America. Our customers include major home improvement retailers, wholesalers, and industrial distributors and contractors. As of September 30, 2014, we operated 41 facilities in 22 states, Canada, England, and Germany, giving us a base of operations to provide quality, customer support, delivery, and service to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.
The Company operates and reports its results in the following two reporting segments, entitled “Residential Products” and “Industrial and Infrastructure Products”.
Our Residential Products segment focuses on new residential housing construction and residential repair and remodeling activity. Our businesses in this segment sell products through major retail home centers, building material wholesalers, buying groups, roofing distributors, and residential contractors.
Our Industrial and Infrastructure Products segment focuses on a variety of markets including discrete and process manufacturing, highway and bridge construction, and energy and power generation markets. This segment distributes its products through industrial, commercial and transportation contractors, industrial distributors and original equipment manufacturers.

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

The end markets our businesses serve are subject to economic conditions that are influenced by various factors, including but not limited to, interest rates, commodity costs, demand for residential construction, governmental policies and funding, the level of non-residential construction and infrastructure projects and demand for related repair and remodeling. During 2014, many economic indicators, such as residential housing starts, non-residential construction starts, industrial shipments and home repair and remodeling activity, have shown uneven but modest improvements. As a result, the Company is still impacted by levels of activity in its core markets that are below historical long-term averages. In response to slow-growth market conditions, we have restructured our operations, including the closing and consolidation of facilities, resulting in reductions in employees and overhead costs, and managed the business to generate cash. Investments in enterprise resource planning systems have enabled us to react better to fluctuations in commodity costs and customer demand, and have helped in improving margins and curtailed our investments in inventory. We have used the improved cash flows generated by these initiatives to maintain lower levels of debt, improve our liquidity position, and invest in growth initiatives.
Results of Operations
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the three months ended September 30, (in thousands):

	2014		2013
Net sales	$234,101	100.0%	$217,412	100.0%
Cost of sales	192,523	82.2%	175,650	80.8%
Gross profit	41,578	17.8%	41,762	19.2%
Selling, general, and administrative expense	23,186	9.9%	24,754	11.4%
Intangible asset impairment	—	0.0%	23,160	10.6%
Income (loss) from operations	18,392	7.9%	(6,152)	(2.8)%
Interest expense	3,657	1.6%	3,828	1.8%
Other income	(664)	(0.3)%	(66)	0.0%
Income (loss) before taxes	15,399	6.6%	(9,914)	(4.6)%
Provision for income taxes	5,828	2.5%	3,813	1.7%
Income (loss) from continuing operations	9,571	4.1%	(13,727)	(6.3)%
Loss from discontinued operations	(31)	0.0%	—	0.0%
Net income (loss)	$9,540	4.1%	$(13,727)	(6.3)%
The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

	2014	2013	Total Change
Net sales:
Residential Products	$122,100	$108,424	$13,676
Industrial and Infrastructure Products	112,329	109,645	2,684
Less: Intersegment sales	(328)	(657)	329
	112,001	108,988	3,013
Consolidated	$234,101	$217,412	$16,689

Net sales increased by $16.7 million, or 7.6%, to $234.1 million for the three months ended September 30, 2014 from net sales of $217.4 million for the three months ended September 30, 2013. The increase was the result of a 6.9% increase in volume, a 0.4% increase due to sales generated by an acquisition completed in 2013, and a 0.3% increase in pricing to customers.
Net sales in our Residential Products segment increased 12.6%, or $13.7 million to $122.1 million for the three months ended September 30, 2014 compared to $108.4 million in the three months ended September 30, 2013. The increase was a result of a 12.7% increase in volume along with a 0.8% increase due to sales generated by an acquisition completed in 2013, partially offset by a 0.9% decrease in pricing to customers. The Company experienced accelerated demand for its centralized postal and parcel storage products, as well as modestly higher demand for roofing-related products during the third quarter. The lower selling prices were primarily the result of meeting selective competitive situations.
Net sales in our Industrial and Infrastructure Products segment increased 2.8%, or $3.0 million to $112.0 million in the three months ended September 30, 2014 compared to $109.0 million in the three months ended September 30, 2013. The increase was the result of a 1.6% increase in pricing to customers along with a 0.9% increase in volume. The modest increase in pricing offered to customers was the result of covering raw material inflation in our industrials markets. Our industrial markets also experienced improved volumes as compared to the prior year quarter, which were partially offset by lower shipment volumes to the transportation infrastructure market.
Our gross margin decreased to 17.8% for the three months ended September 30, 2014 compared to 19.2% for the three months ended September 30, 2013. Our Residential Products segment was impacted by margin improvement initiatives which have not yet fully offset the related additional costs incurred to build out our manufacturing capacity this quarter. Increased costs for raw materials and a less favorable alignment of material costs to customer selling prices further contributed to the margin compression. In our Industrial and Infrastructure Products segment, an unfavorable mix of products with lower margins as compared to the prior year, a less favorable alignment of material costs to customer selling prices and competitive pressures on pricing contributed to its margin compression. These factors contributing to the overall margin decline were partially offset by cost reductions resulting from staffing reductions in support functions implemented during the quarter and restructuring costs incurred in 2013 related to a facility consolidation during the third quarter of that year.
Selling, general, and administrative (SG&A) expenses decreased by $1.6 million, or 6.5%, to $23.2 million for the three months ended September 30, 2014 from $24.8 million for the three months ended September 30, 2013. The $1.6 million decrease was largely the result of a $0.8 million reduction in additional consideration (or "earn-out") payable to the seller of assets acquired by the Company in the third quarter of 2013. The payable is adjusted on a quarterly basis through the Company's Statement of Operations based on the acquired business's projected EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) through September 30, 2015. SG&A expenses as a percentage of net sales decreased to 9.9% in the three months ended September 30, 2014 compared to 11.4% in the three months ended September 30, 2013.
In 2013, the Company recognized intangible asset impairment charges of $23.2 million for the three months ended September 30, 2013 due to changes in the estimated fair value of certain reporting units resulting from decreases in their projected sales, profits and cash flow. The largest portion of the impairment was $21.3 million related to intangibles in our European-based business within our Industrial and Infrastructure Products segment. No impairment charges were recognized for the three months ended September 30, 2014.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

					Change Due To
	2014		2013		Total Change	Intangible Impairment	Operations
Income (loss) from operations:
Residential Products	$13,694	11.2%	$10,068	9.3%	$3,626	$1,000	$2,626
Industrial and Infrastructure Products	6,574	5.9%	(13,876)	(12.7)%	20,450	22,160	(1,710)
Unallocated Corporate Expenses	(1,876)	(0.8)%	(2,344)	(1.1)%	468	—	468
Consolidated income (loss)	$18,392	7.9%	$(6,152)	(2.8)%	$24,544	$23,160	$1,384
Our Residential Products segment generated an operating margin of 11.2% during the three months ended September 30, 2014 compared to 9.3% during the three months ended September 30, 2013. Excluding the impairment charges of $1.0 million, the Residential Products segment generated operating income of $11.1 million in the third quarter of 2013, resulting in quarter over quarter increase from operations of $2.6 million. The increase was due to the benefit of higher sales volumes during the quarter as compared to the same time period in 2013. In addition, the Company incurred restructuring costs in the third quarter of 2013 related to a facility consolidation. These benefits were partially offset by margin improvement initiatives which have not yet fully offset the related additional costs incurred to build out our manufacturing capacity this quarter. Additional offsets include higher raw material costs along with a less favorable alignment of material costs to customer selling prices as compared to the three months ended September 30, 2013.

Our Industrial and Infrastructure Products segment generated an operating margin of 5.9% during the three months ended September 30, 2014 compared to negative margin of 12.7% during the three months ended September 30, 2013. Excluding the impairment charges of $22.2 million, the Industrial and Infrastructure Products segment generated operating income of $8.3 million in the third quarter of 2013, resulting in a decrease from operations of $1.7 million. The decrease was due to the effects of a less favorable product mix of lower shipments to the transportation infrastructure market, a less favorable alignment of material costs to customer selling prices as compared to the three months ended September 30, 2013 and raw material cost inflation.
Corporate expenses decreased $0.5 million, or 21.7% from $2.3 million during the three months ended September 30, 2013 to $1.9 million during the three months ended September 30, 2014. The decrease was largely the result of a $0.8 million earn-out consideration payable to the seller of assets acquired by the Company in the third quarter of 2013.
Interest expense decreased $0.1 million to $3.7 million for the three months ended September 30, 2014 compared to $3.8 million for the three months ended September 30, 2013. During the three months ended September 30, 2014 and 2013, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $5.8 million for the three months ended September 30, 2014, an effective tax rate of 37.8%, compared with a provision for income taxes of $3.8 million, an effective tax rates of (38.5)%, for the same time period in 2013. The effective tax rate for the third quarter of 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences. The difference between the Company's recorded charge for the three months ended September 30, 2013 and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to the tax impact of the non-deductible goodwill impairment recognized during the quarter and state taxes.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the nine months ended September 30, (in thousands):

	2014		2013
Net sales	$660,093	100.0%	$638,732	100.0%
Cost of sales	548,528	83.1%	516,087	80.8%
Gross profit	111,565	16.9%	122,645	19.2%
Selling, general, and administrative expense	78,167	11.8%	84,158	13.2%
Intangible asset impairment	—	0.0%	23,160	3.6%
Income from operations	33,398	5.1%	15,327	2.4%
Interest expense	10,988	1.7%	18,678	2.9%
Other income	(172)	0.0%	(141)	0.0%
Income (loss) before taxes	22,582	3.4%	(3,210)	(0.5)%
Provision for income taxes	8,666	1.3%	6,428	1.0%
Income (loss) from continuing operations	13,916	2.1%	(9,638)	(1.5)%
Loss from discontinued operations	(31)	0.0%	(4)	0.0%
Net income (loss)	$13,885	2.1%	$(9,642)	(1.5)%
The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30, (in thousands):

	2014	2013	Total Change
Net sales:
Residential Products	$326,483	$308,536	$17,947
Industrial and Infrastructure Products	334,613	331,689	2,924
Less: Intersegment sales	(1,003)	(1,493)	490
	333,610	330,196	3,414
Consolidated	$660,093	$638,732	$21,361

Net sales increased by $21.4 million, or 3.4%, to $660.1 million for the nine months ended September 30, 2014 from net sales of $638.7 million for the nine months ended September 30, 2013. The increase was the result of a 2.5% increase in volume, a 0.5% increase in pricing to customers, and 0.4% increase due to sales generated by an acquisition completed in 2013.
Net sales in our Residential Products segment increased 5.9%, or $17.9 million to $326.5 million for the nine months ended September 30, 2014 compared to $308.5 million in the nine months ended September 30, 2013. The increase was a result of a 5.9% increase in volume along with a 0.8% increase due to sales generated by an acquisition completed in 2013, slightly offset by a 0.8% decrease in pricing to customers. Nearly all of the increased demand was for our new centralized postal and parcel storage products. The lower selling prices were primarily the result of meeting selective competitive situations.
Net sales in our Industrial and Infrastructure Products segment increased 1.0%, or 3.4 million to $333.6 million for the nine months ended September 30, 2014 compared to $330.2 million in the nine months ended September 30, 2013. The increase was the result of a 1.7% increase in pricing to customers, partially offset by a 0.8% decrease in volume. The modest increase in pricing offered to customers was the result of covering raw material inflation in our industrials markets. While our industrial markets experienced improved volumes as compared to the prior year, these improvements were more than offset by lower shipment volumes to the transportation infrastructure market.
Our gross margin decreased to 16.9% for the nine months ended September 30, 2014 compared to 19.2% for the nine months ended September 30, 2013. Competitive pressures on pricing and increasing raw material costs impacted both segments with lower margins as compared to the prior year which resulted in a less favorable alignment of material costs to customer selling prices. Margin improvement initiatives which have not yet fully offset the related additional costs incurred to build out our manufacturing capacity this year in our Residential Products segment also contributed to the margin compression. An unfavorable mix of products with lower margins as compared to the prior year in our infrastructure markets further contributed to the margin compression in our Industrial and Infrastructure Products segment. These factors contributing to the overall margin decline were partially offset by cost reductions resulting from staffing reductions in support functions implemented during the quarter.
Selling, general, and administrative (SG&A) expenses decreased by $6.0 million, or 7.1%, to $78.2 million for the nine months ended September 30, 2014 from $84.2 million for the nine months ended September 30, 2013. The $6.0 million decrease was largely the result of a $4.1 million decrease in equity based compensation expense and a $1.4 million decrease in other variable performance based compensation as compared to the nine months ended September 30, 2013, along with a a $1.5 million reduction in additional consideration (or "earn-out") payable to the seller of assets acquired by the Company in the third quarter of 2013. The payable is adjusted on a quarterly basis through the Company's Statement of Operations based on the acquired business's projected EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) through September 30, 2015. A $1.0 million of SG&A expense from the above business acquired in 2013 partially offset the year over year decrease in SG&A expense. As a percentage of net sales, SG&A expenses decreased to 11.8% in the nine months ended September 30, 2014 compared to 13.2% in the nine months ended September 30, 2013.
In 2013, the Company recognized intangible asset impairment charges of $23.2 million for the nine months ended September 30, 2013 due to changes in the estimated fair value of certain reporting units resulting from decreases in their projected sales, profits and cash flow. The largest portion of the impairment was $21.3 million related to intangibles in our European-based business within our Industrial and Infrastructure Products segment. No impairment charges were recognized for the nine months ended September 30, 2014.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

						Change Due To
	2014		2013		Total Change	Intangible Impairment	Operations
Income from operations:
Residential Products	$26,740	8.2%	$29,925	9.7%	$(3,185)	$1,000	$(4,185)
Industrial and Infrastructure Products	15,727	4.7%	724	0.2%	15,003	22,160	(7,157)
Unallocated Corporate Expenses	(9,069)	(1.4)%	(15,322)	(2.4)%	6,253	—	6,253
Consolidated income	$33,398	5.1%	$15,327	2.4%	$18,071	$23,160	$(5,089)
Our Residential Products segment generated an operating margin of 8.2% during the nine months ended September 30, 2014 compared to 9.7% during the nine months ended September 30, 2013. Excluding the impairment charges of $1.0 million, the Residential Products segment generated operating income of $30.9 million for the nine months ended September 30, 2013, resulting in a decrease from operations of $4.2 million. The decrease was the result of margin improvement initiatives which have not yet fully offset the related additional costs incurred to build out our manufacturing capacity this year along with higher raw material costs and a less favorable alignment of material costs to customer selling prices as compared to the nine months ended September 30, 2013.

Our Industrial and Infrastructure Products segment generated an operating margin of 4.7% during the nine months ended September 30, 2014 compared to 0.2% during the nine months ended September 30, 2013. Excluding the impairment charges of $22.2 million, the Industrial and Infrastructure Products segment generated operating income of $22.9 million for the nine months ended September 30, 2013 resulting in a decrease from operations of $7.2 million as compared to the same period in the prior year. The decrease was due to the effects of a less favorable product mix of lower shipments to the transportation infrastructure market as compared to the nine months ended September 30, 2013, plus a less favorable alignment of material costs to customer selling prices and raw material cost inflation.
Corporate expenses decreased $6.3 million or 41.2% from $15.3 million during the nine months ended September 30, 2013 to $9.1 million during the nine months ended September 30, 2013. The decrease was primarily the result of a decrease in equity based compensation expense of $4.2 million from prior year and a $0.8 million decrease in other variable performance based compensation as compared to the the nine months ended September 30, 2014, along with a a $1.5 million reduction in earn-out payable to the seller of assets acquired by the Company in the third quarter of 2013.
Interest expense decreased by $7.7 million to $11.0 million for the nine months ended September 30, 2014 compared to $18.7 million for the nine months ended September 30, 2013. The significant decrease in interest expense in 2014 compared to the prior year resulted from the costs incurred in 2013 for the tender and redemption of the $204 million of 8% Senior Subordinated Notes (8% Notes) on January 31, 2013. In connection with this transaction in 2013, the Company recorded a charge of approximately $7.2 million, which included $3.7 million for the prepayment premium paid to holders of the 8% Notes, $2.2 million to write-off deferred financing fees and $1.3 million for the unamortized original issue discount related to the 8% Notes in the first quarter of 2013. In addition, this transaction resulted in lower interest expense of approximately $0.4 million for the nine months ended September 30, 2014, due to the lower coupon rate on the 6.25% Notes as compared to the 8% Notes. During the nine months ended September 30, 2014 and 2013, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $8.7 million for the nine months ended September 30, 2014, an effective tax rate of 38.4%, compared with a provision for income taxes of $6.4 million, an effective tax rate of (200.2)%, for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences. The difference between the Company's recorded charge for the nine months ended September 30, 2013 and the benefit that would result from applying the U.S. federal statutory rate of 35% is primarily attributable to the non-deductible goodwill impairment recognized during the third quarter and state taxes.
Outlook

We continue to expect demand in the fourth quarter to benefit from orders of postal products as overall end market demand becomes seasonally slower. As a result, we anticipate low single-digit consolidated top-line growth for the year, with total revenues in the range of $855 to $860 million, compared with $828 million in 2013.

On the bottom line for the fourth quarter, our recent margin improvement initiatives are not expected to fully offset the additional costs we are incurring to build out our manufacturing capacity for postal storage solutions within this quarter of seasonally low demand. As a result, we anticipate reporting fourth-quarter earnings per share between break-even and $0.03, compared with $0.13 for the same period last year, and $0.44 to $0.47 for full year 2014, compared with a loss of $0.18 in 2013.
Looking forward to 2015, a number of economic indicators suggest a strengthening in demand for building products, compared with conditions in 2014. With the operational enhancements that we have implemented this past year, we are better-positioned to capitalize on end-market growth and deliver improved financial results in the year ahead. Furthermore, we have established Gibraltar as a market leader in key applications in the residential and transportation infrastructure markets where growth drivers have the potential to outweigh cyclical factors in the economy over the next three to five years. At the same time, our business simplification and product cost reduction initiatives should enable us to improve the margin leverage in our business model.

Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while continuing to focus on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. During the nine months ended September 30, 2014 , we invested cash in our working capital to meet the upcoming higher seasonal demand from our customers as noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q.

As of September 30, 2014, our liquidity of $210 million consisted of $101 million of cash and $109 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and future growth. We continue to search for strategic acquisitions; and a larger acquisition may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2014, our foreign subsidiaries held $20.9 million of cash in US dollars. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through transactions similar to our 2012 acquisition of a Western Canadian bar grating business. Repatriation of this cash for domestic purposes could result in significant tax consequences.
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
Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2014	2013
Cash provided by (used in):
Operating activities of continuing operations	$18,185	$37,916
Investing activities of continuing operations	(13,101)	(1,713)
Financing activities of continuing operations	(305)	(2,882)
Discontinued operations	(40)	(9)
Effect of exchange rate changes	(765)	(492)
Net increase in cash and cash equivalents	$3,974	$32,820
During the nine months ended September 30, 2014, net cash provided by operating activities of continuing operations totaled $18.2 million, primarily driven by net income from continuing operations of $13.9 million and non-cash charges including depreciation, amortization, and stock compensation of $21.1 million, partially offset by a $16.8 million investment in working capital. Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2013 was $37.9 million, primarily driven by non-cash charges including impairment, depreciation, amortization, and stock compensation of $50.4, and a $7.2 million loss on early note redemption, partially offset by a $10.1 million investment in working capital and a net loss from operations of $9.6 million.

During the nine months ended September 30, 2014, the Company invested $16.8 million in working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets included $33.0 million and $5.5 million increases in accounts receivable and inventory, respectively, partially offset by a $22.3 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonality of customer order levels that impact our business. The increase in other current assets and other assets of $1.2 million was largely due to the timing of prepaid expenses.
Net cash used in investing activities of continuing operations for the nine months ended September 30, 2014 of $13.1 million was primarily due to capital expenditures of $19.2 million partially offset by $6.0 million received from the sale of two properties. Net cash used in investing activities of continuing operations for the nine months ended September 30, 2013 of $1.7 million consisted of $5.3 million for the 2013 acquisitions of solar-powered ventilation assets and $8.8 million of capital expenditures, partially offset for $12.4 million received for the sale of a property.
Net cash used in financing activities from continuing operations for the nine months ended September 30, 2014, of $0.3 million was the result of the purchase of treasury stock of $0.5 million and $0.4 million in long term debt payments, partially offset by the proceeds from the issuance of common stock of $0.5 million. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2013, of $2.9 million was primarily the result of redemption of the $204 million 8% Notes along with $3.7 million payment of note redemption fees and $3.9 million for payments of deferred financing fees. These cash outflows were offset by proceeds from the issuance of the $210.0 million 6.25% Notes.
Senior Credit Agreement and Senior Subordinated Notes
Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for both a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides the Company with more flexibility by allowing for Gibraltar to request additional financing from the lenders to increase the revolving credit facility to $250 million.
The Senior Credit Agreement is currently committed through October 10, 2016. Only one financial covenant is contained within the 2011 Senior Credit Agreement, which requires the Company to maintain a fixed charge ratio (as defined in the Senior Credit Agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis.
Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which is payable quarterly. During the nine months ended and as of September 30, 2014, no amounts were outstanding on the revolving credit facility. We had outstanding letters of credit of $20.9 million as of September 30, 2014.
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
Off Balance Sheet Financing Arrangements
We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
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

Related Party Transactions
A member of our Board of Directors, Gerald S. Lippes, is a partner in a law firm that provides legal services to Gibraltar. For the three months ended September 30, 2014 and 2013, the Company incurred expense of $0.3 million and $0.6 million, respectively, for legal services from this firm. The Company incurred expenses for legal services from this firm of $1.0 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, the Company had $0.3 million and $0.3 million, respectively, recorded in accounts payable for amounts due to this law firm.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations. Except as set forth below, the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative Disclosures About Market Risk" of its 2013 Form 10-K have not changed materially for the first nine months of 2014.
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
Date: October 28, 2014