Form 10-K
period 2014-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2015-02-24
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2014
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based upon the closing sale price of the Common Stock on the NASDAQ Global Select Market on June 30, 2014, the last business day of the registrant’s most recently completed second quarter, was approximately $455.3 million.
As of February 20, 2015, the number of common shares outstanding was: 30,948,173
DOCUMENTS INCORPORATED BY REFERENCE
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
The Company
Gibraltar is a leading manufacturer and distributor of products that provide structural and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges and a wide-variety of other structures. These products include roof and foundation ventilation products, mail and package storage products, rain dispersion products and roof ventilation accessories, fabricated bar grating for industrial flooring, expanded and perforated metal, plus expansion joints and structural bearings for roadways and bridges.
We serve customers primarily throughout North America and Europe, and, to a lesser extent, in Asia, Africa, Australia, and Central and South America. Our customers include major home improvement retailers, wholesalers, and industrial distributors and contractors. As of December 31, 2014, we operated 42 facilities in 22 states, Canada, England, and Germany, which includes 32 manufacturing facilities and eight distribution centers, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.
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

The following table sets forth the primary products, applications, and end markets for each segment:
Residential Products Segment

Product	Applications	End Market

Roof & foundation ventilation products	Ventilation & whole-house air flow	Residential: new construction and repair and remodeling

Postal and parcel storage (single and cluster)	Mail and package delivery; secure storage

Rain dispersion, trims and flashings, other accessories	Water protection; sun protection
Industrial and Infrastructure Products Segment

Product	Applications	End Market
Bar grating	Flooring, walkways, platforms, safety barriers	Discrete and process manufacturing; energy; power generation

Expanded metal and perforated metal	Security barriers / fencing; walkways / catwalks; filtration; architectural facades	Low-rise commercial; leisure and hospitality; automotive

Structural bearings and expansion joints for bridges and other structures	Preserve functionality under varying weight, wind, heat and seismic conditions	Bridge and elevated highway construction

We believe that we have established a reputation as an industry leader in both of our operating segments with respect to quality, service and innovation and have achieved strong competitive positions in our markets. We attribute our standing in the markets primarily to the following competitive strengths:
Leading market share. We have a leading market position in many of the products and services we offer, and we estimate that a majority of our net sales for the year ended December 31, 2014 were derived from the sale of products in which we had one of the leading U.S. market shares. We believe we have leading market shares in four distinct product families: roof-related ventilation; postal and parcel storage; bar grating; structural bearings and expansion joints for bridges and other structures.
Provider of value-added products and services. We increasingly focus on value-added products and services, such as mail and package storage solutions, expansion joints and structural bearings for roadways and bridges, and ventilation products, to improve our margins and profitability. We use complex and demanding production and treatment processes that require advanced production equipment, sophisticated technology and exacting quality control measures. We have also targeted our acquisition strategy on manufacturers of value-added products in key growth platforms.
Solid relationships with blue-chip customers. We have strong relationships with our customers which include the largest distributors in the markets we serve. We have gained long-standing relationships, and we maintained and developed those relationships by offering an increasing range of products and providing quality customer support.
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

Strong liquidity profile. We had no borrowings under our revolving credit facility during the year ended December 31, 2014, and our liquidity as of December 31, 2014 was $209 million, including $111 million of cash and $98 million of availability under our revolving credit facility. We believe that our low leverage and increased liquidity allows us to successfully manage our business, meet the demands of our customers, weather the cyclicality of certain end markets and take advantage of growth opportunities.

History of growth through acquisitions. Over the last decade, we have grown through acquisitions, such as D.S. Brown (expansion joints and bearing for roads and bridges), Florence Manufacturing (mail storage) and Alabama Metal Industries Corporation (bar grating, expanded and perforated metal products), to help diversify our products and customers while growing our net sales and earnings, and improving our operating characteristics.
Recent developments
Structured succession plan. As part of a multi-year strategy developed by the board, an executive search committee was created to execute the Company’s succession plan. The executive search committee consisted of board members who used an outside firm to identify potential candidates to fill the vacated President and Chief Operating Officer role and eventually assume the Chief Executive Office role. After an extensive search process, Frank Heard was hired in May 2014 as President and Chief Operating Officer. Mr. Heard joined our company with extensive experience in the building products industry from his 32 years of employment at Illinois Tool Works, Inc. In December 2014, the board announced the remainder of the succession plan and named Mr. Heard as the President and Chief Executive Officer effective January 1, 2015.
Mr. Heard succeeds Brian Lipke who had been our Chief Executive Officer (CEO) since 1987, the Chairman of our Board since 1992 and a director since the Company’s initial public offering. Mr. Lipke announced his retirement as CEO in December 2014 and will continue to serve as Executive Chairman of the Board until May 31, 2015 when he will retire from the Board. At that time, William Montague, the Company’s Lead Independent Director will assume the Chairman role.
In conjunction with the succession plan, several transitions were made to the Board of Directors. Two directors retired at the end of 2014 and two other directors, including Mr. Lipke, will retire in May 2015. Three new board members were elected and began service during 2014 in order to facilitate a smooth transition upon the retirement of the seasoned directors. These new board members bring a complement of industry and governmental experience to the board. Mr. Heard was also elected a director of the Company effective January 1, 2015.

Experienced Management Team. Our executive management team is composed of talented and experienced managers possessing broad experience in operational excellence, new product development, and driving profitable growth gained over multiple business cycles. Along with the employment of Mr. Heard in 2014 as President and subsequent appointment as Chief Executive Officer, we made other senior leadership changes, including the hiring and appointment of Kevin Viravec, the Industrial and Infrastructure Products President, along with the hiring of Paul Plourde, in a newly created position as leader of business development. Other developments include changes in leadership in our Residential Products segment for both our postal and parcel products and our ventilation and roofing-related products, where Stephen Duffy and Charles Jerasa assumed new leadership positions, respectively.
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
Economic Trends
End markets served by our business are subject to economic conditions which include but are not limited to interest rates, commodity costs, demand for residential construction, demand for repair and remodeling, government funding, and the level of industrial construction and transportation infrastructure projects.
During 2014 and 2013, residential construction markets continued to recover with housing starts approaching 1.0 million in 2014. Residential repair and remodel activity also continued to improve over the past two years; however, re-roofing activity, which correlates to demand for our roof-related products, declined from 2013. While very little market lift from the residential housing market was experienced during 2014, we generated incremental sales of our centralized mail storage products as postal authorities continue transitioning from door-to-door delivery.
In our Industrial and Infrastructure Products segment, sales declined slightly for 2014. The sales decrease was primarily impacted by continuing uncertainty of government funding for U.S. transportation projects. The current federal appropriation was a nine-month extension ending May 2015. As a result, sales of our bearings and expansion joints for bridges and elevated highways decreased in 2014 compared to 2013.
Commodity raw material prices for materials such as steel, aluminum and resins, have also fluctuated during the past several years. These fluctuations impact the cost of raw materials we purchase and the pricing we offer to our customers. Volatility in commodity prices in combination with pressure to reduce prices to customers over the past few years have led to declining margins on our product sales.
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
Products
Residential Products
The Residential Products segment is primarily, but not exclusively, a manufacturer of metal and resin-based products used in residential new construction and for home repair and remodeling. We operate 14 manufacturing facilities and four distribution centers throughout the United States giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America.
We manufacture an extensive variety of products that are sold through a number of sales channels including major retail home centers, building material wholesalers, buying groups, roofing distributors, and residential contractors.
Our product offerings include a full line of roof and foundation ventilation products and accessories, including solar powered units; postal and parcel storage products, including single mailboxes, cluster boxes for multi-unit housing and package delivery systems; roof edging and flashing; soffits and trim; drywall corner bead; metal roofing and accessories; and rain dispersion products, including gutters and accessories; and exterior retractable awnings; each of which can be sold separately or as an integral part of a program sale.
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

Industrial and Infrastructure Products
The Industrial and Infrastructure Products segment is primarily, but not exclusively, a manufacturer and distributor of metal products used in a variety of end markets such as discrete and process manufacturing, highway and bridge construction, energy and mining. We operate 16 manufacturing facilities and five distribution centers throughout the United States, Canada, England, and Germany, giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.
We manufacture an extensive variety of products that are sold through a number of sales channels including industrial, commercial and transportation contractors and industrial fabricators.

Our product offerings include a full line of fabricated bar grating and safety plank grating used in industrial flooring, walkways, stairs, platforms, safety barriers, drainage covers, and ventilation grates; expanded and perforated metal used in walkways, catwalks, automotive systems, shelving, fencing, barriers, and other applications where both visibility and security are necessary; fiberglass grating used in areas where high strength, light weight, low maintenance, and corrosion resistance are required; and expansion joint systems, bearing assemblies, and pavement sealing systems used in bridges, elevated highways, airport runways, and rail crossings.
We improve our offerings of industrial and infrastructure products by introducing new products, enhancing existing products, adjusting product specifications to respond to commercial building code and regulatory changes, and providing additional solutions to original equipment manufacturers and contractors. New products introduced in recent years include customized perforated and expanded metal to penetrate a range of new markets such as architectural facades for buildings (museums, sports stadiums and retail outlets); front grilles for a major truck tractor manufacturer; interior ceilings and lighting fixtures; and outdoor railings and balustrades. Our expanded grating fabrication capabilities have been successfully serving new applications such as wind towers and our newly developed manufacturing process of aluminum-swaged grating has extended our sales penetration into the water and wastewater markets. In addition, we have extended our transportation infrastructure products into new markets. For example, long-lasting pavement sealants for roadways are now being installed on airport runways; structural bearings for elevated highways and bridges have been installed on an offshore oil production platform; and corrosion-protection products for cable-suspension bridges are now marketed and sold internationally.
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
The cost of our raw material purchases of steel, aluminum, and resins is significantly linked to commodity markets. The markets for commodities are highly cyclical and the costs of purchasing these raw materials can be volatile due to a number of factors including general economic conditions, domestic and worldwide demand, labor costs, competition, import duties, tariffs, and currency exchange rates. Changes in commodity costs not only impact the cost of our raw materials but also influence the prices we offer our customers. We have largely managed fluctuations in the market by maintaining lean inventory levels and increasing the efficiency of our manufacturing processes, however in limited situations, where we have fixed price contacts to supply goods covering multiple quarters, we have used hedge contracts to mitigate the risk of changes in commodity costs.
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
We focus on providing our customers with industry leading customer service. Our business units generate numerous publications, catalogs, and other printed materials to facilitate the ordering process. In addition, we provide our retail customers with point-of-sale marketing aids to encourage consumer spending on our products in their stores. Continual communication with our customers allows us to understand their concerns and provides us with the capability to identify solutions that will meet our customers’ needs. We offer our customers prompt service and short lead times because we have the ability to successfully meet short deadlines. Gibraltar is able to meet our customers’ demand requirements due to our efficient manufacturing processes and extensive distribution network.

Customers and Distribution
Our customers are located primarily throughout North America and Europe, and, to a lesser extent, in Asia, Africa, Australia, Central and South America. Our Residential Products segment operates principally in the residential new construction and repair and remodeling markets. Our Industrial and Infrastructure Products segment serves a variety of commercial construction and industrial markets; bridge and highway construction markets; and a variety of industrial markets. A majority of our products are sold through sales channels. Major customers include home improvement retailers, building product distributors, residential contractors, and postal services for our Residential Products segment. Discrete and process manufacturers, transportation contractors and automotive suppliers are major customers in our Industrial and Infrastructure Products segment. One customer within our Residential Products segment, a home improvement retailer, represented 12% of our consolidated net sales for 2014, 2013, and 2012, respectively. No other customer in either segment accounted for more than 10% of our consolidated net sales.
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
Backlog
While the majority of our products have short lead time order cycles, certain business units have backlog aggregating nearly $107 million at December 31, 2014. We believe that the majority of our backlog will be shipped during 2015.
Competition
Gibraltar operates in highly competitive markets. We compete against several competitors in our Residential Products segment and Industrial and Infrastructure Products segment, and, are different in each major product category. A few of our competitors may be larger, have greater financial resources, or have less financial leverage than we do. As a result, these competitors may be better positioned to respond to any downward pricing pressure or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business.
We compete with competitors based on the range of products offered, quality, price, and delivery. Although some of our competitors are large companies, the majority are small to medium-sized and do not offer the large range of building products we do.
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

Employees
At December 31, 2014 and 2013, we employed 2,416 and 2,274 employees, respectively. Approximately 12% of our workforce was represented by unions through various collective bargaining agreements (CBAs) as of December 31, 2014. Three of our CBAs will expire and will be renegotiated in 2015. We historically have had good relationships with our unions and we expect future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current agreements.
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
Macroeconomic factors outside of our control may adversely affect our business, our industry, and the businesses and industries of many of our customer and suppliers
Macroeconomic factors may have a significant impact on our business, including our ability to generate profitable margins, customer demand and the availability of credit and other capital. The impacts of future economic conditions and government measures to aid economic growth, as well as the growing debt levels of the United States and other countries, especially in Europe, continue to be unknown. The changing costs of energy, in particular oil, could negatively impact demand for our bar grating and expanded metal products. In addition, the strengthening of the U.S. dollar impacts the prices we charge and costs we incur to export and import products. We are unable to predict the strength, pace or sustainability of economic changes or the effects of government intervention or debt levels. The construction market has shown signs of stabilizing. However, global economic conditions remain fragile, and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, may continue to be slow or could further deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.
Our amount of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations.

We had total indebtedness of $214 million as of December 31, 2014. The following chart shows our level of indebtedness and certain other information as of December 31, 2014 (dollars in thousands):

Senior subordinated notes	$210,000
Other debt	3,600
Total debt	$213,600
Shareholders’ equity	$387,229
Ratio of earnings to fixed charges (1)	2.38x

1
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
We have a Senior Credit Agreement that provides the Company with a revolving credit facility commitment up to $200 million with borrowings limited to the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of our significant domestic subsidiaries. We had no borrowings during 2014, and as of December 31, 2014, we had $98 million of availability under our revolving credit facility. Under the terms of our Senior Credit Agreement, we are required to repay all amounts outstanding under the revolving credit facility by October 10, 2016. Our principal operating subsidiary, Gibraltar Steel Corporation of New York, is also a borrower under the Senior Credit Agreement and the full amount of our commitments under the revolving credit facility may be borrowed by that subsidiary.
We also have $210.0 million of 6.25% Notes that are due February 1, 2021.

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
Any future borrowings under the Senior Credit Agreement, are expected to be at variable rates of interest and would expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase on any amounts outstanding under the Senior Credit Agreement, and our net income would decrease. Assuming all revolving loans were fully drawn or funded on December 31, 2014, as applicable, each 25 basis point change in interest rates would result in a $0.4 million change in annual interest expense on debt outstanding under the Senior Credit Agreement.
New construction and home repair and remodeling markets account for a significant portion of our sales, and any substantial reduction in demand from these activities is likely to adversely affect our profitability and cash flow.
The recent downturn in the economy, the disruption in capital and credit markets, declining real estate values, high unemployment rates, and reduced consumer confidence and spending have caused significant reductions in demand from our end markets in general and, in particular, the construction and home repair and remodeling markets. The construction industry and home repair and remodeling markets in North America have shown signs of stabilizing from further erosion. However, these markets are still depressed compared to historic norms, and we cannot predict the strength, pace or sustainability of recovery in these markets.
Our largest customers are retail home improvement centers and wholesale distributors who largely sell into the residential housing market. Our largest customer accounted for approximately 12% of our consolidated net sales during 2014, 2013, and 2012, respectively.
A loss of sales due to decreased demand from the construction market, the home repair and remodel market, any significant customer in these markets, or a decrease in the prices that we can realize from sales of our products to customers in these markets could adversely affect our profitability and cash flows. The end markets we serve have been and are expected to continue to be cyclical, with product demand based on numerous factors such as seasonal weather, availability of credit, interest rates, general economic conditions, consumer confidence, unemployment levels, and other factors beyond our control. The economic conditions experienced in the earlier years of the recession negatively affected all of these factors. If demand for the products we sell to these markets were to decline further, this could negatively affect our sales, financial results, and cash flows in the future.

We rely on a few customers for a significant portion of our net sales. The loss of those customers would adversely affect our business.
Some of our customers are material to our business and results of operations. Our ten largest customers accounted for approximately 31%, 29%, and 30% of our net sales during 2014, 2013, and 2012, respectively. Our percentage of net sales to our major customers may increase if we are successful in executing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation of our customers, our net sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our largest customers. Similarly, many of our customers have also experienced and continue to experience challenging financial conditions. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in numerous changes within the markets we serve, reduced demand, decreased production, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These customers are also able to exert pricing and other influences on us, requiring us to market, deliver, and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss, bankruptcy, or significant decrease in business from any of our major customers would have a material adverse effect on our business, results of operations, and cash flow. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our business.
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
If, for any reason, our primary suppliers of steel, aluminum, resins, or other materials should curtail or discontinue deliveries to us in quantities we need and at prices that are competitive, our business could suffer. Our top ten suppliers accounted for 29% of our purchases during 2014. We could be significantly and adversely affected if delivery were disrupted from a major supplier or several suppliers. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which would have a material adverse effect on our results, profitability, and cash flow.
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
We are dependent upon information technology and networks in connection with a variety of business activities, including the distribution of information internally and also to our customers and suppliers. In addition, we collect and store significant amounts of confidential data and information. This information technology and data is subject to theft, damage, or interruption from a variety of sources, including but not limited to natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, malicious computer code, such as worms, viruses and Trojan horses, security breaches, and defects in design. The implementation of new information technology solutions could lead to interruptions of information flow internally and to our customers and suppliers while the implementation project is being completed. We implemented new systems during the past three years at several business units. Various measures have been taken to manage our risks related to information system and network disruptions and to prevent attempts to gain unauthorized access through the internet to our information systems. Nevertheless, such measures cannot provide absolute security due to employee error, malfeasance, faulty password management, or other irregularities. A security breach, system failure, or failure to integrate legacy systems of acquisitions or to implement new systems properly could negatively impact our operations and financial results. In addition, cyber attacks could threaten, or even impair, the integrity and value of our trade secrets and other sensitive intellectual property, as well as reveal personally identifiable information of our employees and customers.
Our principal stockholders have the ability to exert significant influence in matters requiring a stockholder vote and could delay, deter, or prevent a change in control of the Company.
Approximately 5% of our outstanding common stock, including shares of common stock issuable under options and similar compensatory instruments granted which are exercisable, or which vested or will vest within 60 days, are owned by Brian J. Lipke, the Chairman of the Board of the Company, Eric R. Lipke, Neil E. Lipke, Meredith A. Lipke, and the estate of Curtis W. Lipke, all of whom are siblings, and certain trusts for the benefit of each of them and their families. As a result, the Lipke family has influence over all actions requiring stockholder approval, including the election of our board of directors. In deciding how to vote on such matters, the Lipke family may be influenced by interests that conflict with the interests of other shareholders.
We depend on our senior management team, and the unexpected loss of any member could adversely affect our operations.
Our success is dependent on the management and leadership skills of our senior executive and divisional management teams. The unexpected loss of any of these individuals, or an inability to attract and retain additional personnel could prevent us from successfully executing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel other than Brian J. Lipke, our Executive Chairman of the Board, and Frank G. Heard, President and Chief Executive Officer.

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
In addition, approximately 12% of our own employees are represented by unions through various collective bargaining agreements. Three of our CBAs expire and will be renegotiated in 2015. It is likely that our unionized employees will seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption or on terms favorable to us. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations, and cash flow.
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
Although the large majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in other countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 10% of our consolidated net sales during the year ended December 31, 2014. We have facilities in Canada, England, and Germany. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities. The risks of doing business in foreign countries include deterioration of foreign economic conditions, uncertainty over the stability of the Eurozone, the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the United States or in governmental policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply, and changes in duties or taxes. Adverse changes in any of these risks could adversely affect our net sales, results of operations, and cash flows.

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results.
Business disruptions, including increased costs for interruptions in the supply of energy or raw materials, resulting from severe weather events such as hurricanes, floods, blizzards, and from casualty events, such as fires or material equipment breakdown, from acts of terrorism, from epidemic or pandemic disease, or from other events such as required maintenance shutdowns, could cause interruptions to our businesses as well as the operations of our customers and suppliers. Such interruptions could have an adverse effect on our operations and financial results.
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

If we are required to take additional non-cash impairment charges to earnings, such charges could be significant and have a material impact on our results of operations.
We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We also test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner at interim dates if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. In recent years, we have recorded significant non-cash impairment charges for goodwill and other intangible assets as a result of reductions in the estimated fair values of certain businesses. Should the markets for our products deteriorate or should we decide to invest capital differently than as expected, or should other cash flow assumptions change, it is possible that we will be required to record additional noncash impairment charges to our earnings in the future, which could be significant and have a material impact on our results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal executive office and headquarters is located in Buffalo, New York, in a leased facility. As of December 31, 2014, we operated 35 facilities in the U.S., five in Canada, and two in Europe of which 27 were leased and 15 were owned. We believe the facilities we operate and their equipment are effectively utilized, well maintained, in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. Our broad North American and European network is well maintained and our sites are located to optimize customer service, market requirements, distribution capability and freight costs. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

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
As of December 31, 2014 there were 114 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.
The Company’s common stock is traded in the over-the-counter market and quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROCK.” The following table sets forth the high and low sale prices per share for the Company’s common stock for each quarter of 2014 and 2013 as reported on the NASDAQ Stock Exchange.

	2014		2013
	High	Low	High	Low
Fourth Quarter	$16.26	$12.96	$18.59	$13.73
Third Quarter	$16.32	$13.69	$16.55	$12.85
Second Quarter	$18.96	$15.25	$19.05	$14.47
First Quarter	$18.90	$17.43	$18.70	$15.05
The Company did not declare cash dividends during the years ended December 31, 2014 and 2013. Cash dividends are declared at the discretion of the Company’s Board of Directors. The Board of Directors determines to pay dividends based upon such factors as the Company’s cash flow, financial condition, capital requirements, debt covenant requirements, and other relevant conditions.
Equity Compensation Plan Information
The following table summarizes information as of December 31, 2014 concerning securities authorized for issuance under the Company’s stock option plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	569,319	$15.88	376,162
Total	569,319	$15.88	376,162

1
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
The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2014. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2009 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data
(in thousands, except per share data)
The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2014 are derived from the Company’s audited financial statements as reclassified for discontinued operations. The selected historical consolidated financial data should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net sales	$862,087	$827,567	$790,058	$766,607	$637,454
Intangible asset impairment	$107,970	$23,160	$4,628	$—	$76,964
(Loss) income from operations	$(70,417)	$21,480	$40,261	$36,158	$(72,642)
Interest expense	$14,421	$22,489	$18,582	$19,363	$19,714
(Loss) income before taxes	$(84,750)	$(832)	$22,167	$16,885	$(92,279)
(Benefit of) provision for income taxes	$(2,958)	$4,797	$9,517	$7,669	$(16,923)
(Loss) income from continuing operations	$(81,792)	$(5,629)	$12,650	$9,216	$(75,356)
(Loss) income from continuing operations per share – Basic	$(2.63)	$(0.18)	$0.41	$0.30	$(2.49)
Weighted average shares outstanding – Basic	31,066	30,930	30,752	30,507	30,303
(Loss) income from continuing operations per share – Diluted	$(2.63)	$(0.18)	$0.41	$0.30	$(2.49)
Weighted average shares outstanding – Diluted	31,066	30,930	30,857	30,650	30,303
Current assets	$360,431	$322,400	$267,238	$268,854	$242,377
Current liabilities	$134,085	$119,913	$117,585	$128,424	$100,118
Total assets	$814,160	$894,162	$883,674	$872,055	$810,890
Total debt	$213,600	$214,007	$207,803	$207,163	$207,197
Shareholders’ equity	$387,229	$471,749	$476,822	$459,936	$440,853
Capital expenditures	$23,291	$14,940	$11,351	$11,552	$8,362
Depreciation	$19,712	$20,478	$19,673	$19,872	$18,797
Amortization	$5,720	$6,572	$6,671	$6,309	$5,167

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Company Overview
Gibraltar is a leading manufacturer and distributor of products that provide structural, functional and architectural enhancements for residential homes, low-rise retail, other commercial and professional buildings, industrial plants, bridges and a wide-variety of other structures. These products include roof and foundation ventilation products for industrial flooring, mail and package storage products, rain dispersion products and roof ventilation accessories, fabricated bar grating, expanded and perforated metal, plus expansion joints and structural bearings for roadways and bridges.
We serve customers primarily throughout North America and Europe, and, to a lesser extent, in Asia, Africa, Australia, and Central and South America. Our customers include major home improvement retailers, wholesalers, and industrial distributors and contractors. As of December 31, 2014, we operated 42 facilities in 22 states, Canada, England, and Germany, which includes 32 manufacturing facilities and eight distribution centers, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.
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
The end markets served by our business are subject to economic conditions that are influenced by but are not limited to interest rates, commodity costs, demand for residential construction, and the level of non-residential construction and infrastructure projects and demand for related repair and remodeling. End market conditions in 2014 overall were equivalent to those in 2013, as the Company was still impacted by historically lower levels of activity in its core markets. Although unevenly improving over the past few years, many economic indicators, such as residential housing starts, non-residential construction starts, industrial shipments and home repair and remodeling activity, continue to remain at levels well below long-term averages.
In response to these market conditions, we have restructured our operations, including the closing and consolidation of facilities, resulting in reductions in employees and overhead costs, and managed the business to generate cash. Investments in ERP systems have enabled us to react better to fluctuations in commodity costs and customer demand, along with curtailing our investments in inventory. We have used these positive cash flows to maintain lower levels of debt and improve our liquidity position.

Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2014		2013
Net sales	$862,087	100.0%	$827,567	100.0%
Cost of sales	722,042	83.8%	669,470	80.9%
Gross profit	140,045	16.2%	158,097	19.1%
Selling, general, and administrative expense	102,492	11.9%	113,457	13.7%
Intangible asset impairment	107,970	12.5%	23,160	2.8%
(Loss) income from operations	(70,417)	(8.2)%	21,480	2.6%
Interest expense	14,421	1.6%	22,489	2.7%
Other income	(88)	—%	(177)	—%
Loss before taxes	(84,750)	(9.8)%	(832)	(0.1)%
(Benefit of) provision for income taxes	(2,958)	(0.3)%	4,797	0.6%
Loss from continuing operations	(81,792)	(9.5)%	(5,629)	(0.7)%
Loss from discontinued operations	(32)	—%	(4)	—%
Net loss	$(81,824)	(9.5)%	$(5,633)	(0.7)%
The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

	2014	2013	Total Change
Net sales:
Residential Products	$431,915	$394,071	$37,844
Industrial and Infrastructure Products	431,432	435,168	(3,736)
Less Inter-Segment Sales	(1,260)	(1,672)	412
	430,172	433,496	(3,324)
Consolidated	$862,087	$827,567	$34,520

Net sales increased by $34.5 million, or 4.2%, to $862.1 million for 2014 from net sales of $827.6 million for 2013. The increase was the result of a 3.2% increase in volume, a 0.7% increase in pricing to customers, and 0.3% increase due to sales generated by an acquisition completed in September 2013.
Net sales in our Residential Products segment increased 9.6% or $37.8 million to $431.9 million in 2014 compared to $394.1 million in 2013. The increase from prior year was primarily the result of a 9.5% increase in volume along with a 0.7% increase due to sales generated by an acquisition completed in 2013, slightly offset by a 0.5% decrease in pricing to customers.  The most significant contributor to the increased sales was higher demand for our centralized postal and parcel storage products. As postal authorities strive to convert door-to-door deliveries to centralized deliveries, sales of our cluster unit mail boxes have benefited. This segment also benefited from modestly higher sales of our roofing-related ventilation and rain dispersion products. The lower selling prices were primarily the result of meeting selective competitive situations.
Net sales in our Industrial and Infrastructure Products segment decreased 0.8% or $3.3 million to $430.2 million in 2014 compared to $433.5 million in 2013. The decrease was the result of a 2.5% decrease in volume partially offset by a 1.7% increase in pricing to customers. Lower demand for our transportation infrastructure products including components for bridges and elevated highways accounted for the volume decrease. Demand in this market is highly dependent on governmental funding and transportation projects continue to be negatively impacted by the uncertainty in government funding. The modest increase in pricing offered to customers was the result of covering raw material inflation.
Despite the increase in consolidated net sales, our gross margin decreased to 16.2% for 2014 compared to 19.1% for 2013. Contributing to the lower gross margin were competitive pressures on pricing and increasing raw material costs. We also incurred additional costs to increase our manufacturing capacity this year in our Residential Products segment, and initial inefficiencies contributed to the margin compression. An unfavorable mix of products with lower margins as compared to the prior year further contributed to the margin compression in our Industrial and Infrastructure Products segment. These factors contributed to the overall margin decline, but were partially offset by cost reductions resulting from staffing reductions in support functions implemented during the year.
Selling, general, and administrative (SG&A) expenses decreased by $11.0 million, or 9.7%, to $102.5 million for 2014 from $113.5 million for 2013. The $11.0 million decrease was largely the result of a $8.1 million decrease in variable performance based compensation as compared to 2013, plus a $1.4 million reduction in contigent consideration (or "earn-out") payable to the seller of a business acquired by the Company in 2013. The payable is adjusted on a quarterly basis through the Company's Statement of Operations based on the acquired business's projected EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) through September 30, 2015. SG&A expenses as a percentage of net sales decreased to 11.9% for 2014 compared to 13.7% for 2013.

During 2014, we recognized intangible asset impairment charges of $108.0 million. The charges stemmed from lower estimated fair values of certain reporting units. The largest portion of the impairment was $92.5 million related to intangibles in our Industrial and Infrastructure Products segment. In 2013, we recognized intangible asset impairment charges of $23.2 million due to a reduction in the estimated fair value primarily in our European-based business in our Industrial and Infrastructure Products segment.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

						Change Due To
	2014		2013		Total Change	Intangible Impairment	Operations

Income (loss) from operations:
Residential Products	$16,416	3.8%	$34,965	8.9%	$(18,549)	$(14,435)	$(4,114)
Industrial and Infrastructure Products	(74,634)	(17.3)%	7,169	1.6%	(81,803)	(70,375)	(11,428)
Unallocated Corporate Expenses	(12,199)	(1.4)%	(20,654)	(2.5)%	8,455	—	8,455
Consolidated (loss) income	$(70,417)	(8.2)%	$21,480	2.6%	$(91,897)	$(84,810)	$(7,087)

	2014			2013
	Income from Operations	Goodwill and Intangible Asset Impairment	Income from Operations before Impairment	Income from Operations	Goodwill and Intangible Asset Impairment	Income from Operations before Impairment
Income (loss) from operations without impairment charges:
Residential Products	$16,416	$15,435	$31,851	$34,965	$1,000	$35,965
Industrial and Infrastructure Products	(74,634)	92,535	17,901	7,169	22,160	29,329
Unallocated Corporate Expenses	(12,199)	—	(12,199)	(20,654)	—	(20,654)
Consolidated (loss) income	$(70,417)	$107,970	$37,553	$21,480	$23,160	$44,640
Our Residential Products segment generated an operating margin of 3.8% in 2014 compared to an operating margin of 8.9% in 2013. Excluding the impairment charges of $15.4 million for 2014 and $1.0 million for 2013, the Residential Products segment generated operating income of $31.9 million or 7.4% of sales in 2014 compared to $36.0 million or 9.1% of sales for 2013, a decrease of $4.1 million, or 11.4%. The decreased profitability was the result of additional costs incurred to increase our manufacturing capacity this year which were not fully recovered by higher sales. This segment also incurred higher raw material costs and a less favorable alignment of material costs to customer selling prices as compared to 2013.
Our Industrial and Infrastructure Products segment generated an operating margin of -17.3% during 2014 compared to an operating margin of 1.6% during 2013. Excluding the 2014 and 2013 impairment charges of $92.5 million and $22.2 million, respectively, the Industrial and Infrastructure segment generated operating income of $17.9 million or 4.2% of sales in 2014 compared to operating income of $29.3 million or 6.8% of sales in 2013. The $11.4 million decrease was due to a less favorable product mix of lower shipments to the transportation infrastructure market as compared to 2013, plus a less favorable alignment of material costs to customer selling prices and raw material cost inflation.
Corporate expenses decreased $8.5 million, or 40.9% for 2014 from $20.7 million for 2013 to $12.2 million for 2014 The decrease was primarily the result of a decrease in variable performance based compensation expense of $6.7 million from prior year along with a a $1.4 million reduction in contingent consideration payable to the seller of assets acquired by the Company in 2013.
Interest expense decreased $8.1 million to $14.4 million for 2014 from $22.5 million for 2013. The significant decrease in expense resulted from the redemption of the $204.0 million of the 8% Notes in the first quarter of 2013. In connection with this transaction, the Company recorded a charge of approximately $7.2 million, which included $3.7 million for the prepayment premium paid to holders of the 8% Notes, $2.2 million to write-off deferred financing fees and $1.3 million for the unamortized original issue discount related to the 8% Notes. The $7.2 million charge was partially offset by lower interest expense of approximately $0.4 million resulting from the lower coupon rate on the $210.0 million 6.25% Notes issued in the first quarter of 2013 as compared to the 8% Notes. During 2014 and 2013, no amounts were outstanding under our revolving credit facility.
We recognized a benefit from income taxes of $3.0 million for 2014, an effective tax rate of 3.5%, compared with a provision for income taxes of $4.8 million, an effective rate of -576.6% for 2013. The difference between the Company’s recorded benefit for 2014 and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to the tax impact of the non-deductible goodwill and intangible asset impairments recognized in 2014. The effective tax rate for 2013 was primarily attributable to the tax impact of the non-deductible goodwill impairment, state taxes, and the reversal of $2.3 million valuation allowance for certain state deferred tax assets.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2013		2012
Net sales	$827,567	100.0%	$790,058	100.0%
Cost of sales	669,470	80.9%	640,498	81.1%
Gross profit	158,097	19.1%	149,560	18.9%
Selling, general, and administrative expense	113,457	13.7%	104,671	13.2%
Intangible asset impairment	23,160	2.8%	4,628	0.6%
Income from operations	21,480	2.6%	40,261	5.1%
Interest expense	22,489	2.7%	18,582	2.4%
Other income	(177)	—%	(488)	(0.1)%
(Loss) income before taxes	(832)	(0.1)%	22,167	2.8%
Provision for income taxes	4,797	0.6%	9,517	1.2%
(Loss) income from continuing operations	(5,629)	(0.7)%	12,650	1.6%
Loss from discontinued operations	(4)	—%	(5)	—%
Net (loss) income	$(5,633)	(0.7)%	$12,645	1.6%

The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Change Due To
	2013	2012	Total Change	Acquisitions	Operations
Net sales:
Residential Products	$394,071	$375,105	$18,966	$10,514	$8,452
Industrial and Infrastructure Products	435,168	416,289	18,879	41,923	(23,044)
Less Inter-Segment Sales	(1,672)	(1,336)	(336)	—	(336)
	433,496	414,953	18,543	41,923	(23,380)
Consolidated	$827,567	$790,058	$37,509	$52,437	$(14,928)
Net sales increased by $37.5 million, or 4.7%, to $827.6 million for 2013 from net sales of $790.1 million for 2012. The increase from the prior year was primarily the result of $52.4 million or 6.6% of incremental sales generated by four acquisitions, three of which were completed in the latter part of the fourth quarter of 2012 and one completed in September 2013. Net sales from businesses operating in both periods decreased 1.9% or $14.9 million, the result of a 2.8% decrease in pricing to customers offset by a 0.9% increase in volume. The lower selling prices were primarily the result of a decline in commodity costs for steel and meeting selective competitive situations.
Net sales in our Residential Products segment increased 5.1%, or $19.0 million to $394.1 million in 2013 compared to $375.1 million in 2012. The increase from prior year was primarily the result of $10.5 million, or 2.8% of incremental sales generated by two acquisitions, one completed in the latter part of the fourth quarter of 2012 and one completed in September 2013. Net sales from businesses operating in both periods increased 2.3% or $8.5 million, the result of a 2.9% increase in volume partially offset by 0.7% decrease in pricing to customers. The increase was largely due to the growing demand for our centralized mail and parcel storage solutions, designed for apartments and condominiums.
Net sales in our Industrial and Infrastructure Products segment increased 4.5% or $18.5 million to $433.5 million in 2013 compared to $415.0 million in 2012. The increase from prior year was primarily the result of $41.9 million or 10.1% of incremental sales generated by two acquisitions which were completed in the latter part of the fourth quarter of 2012. Net sales from businesses operating in both periods decreased 5.6% or $23.4 million, the result of a 4.6% decrease in pricing to customers and a 0.9% decrease in volume. The lower selling prices were primarily the result of a decline in commodity costs for steel and meeting selective competitive situations. While volumes increased in our domestic industrial products, the increase was more than offset by declines in volume in our European markets, the continued result of weak economic conditions in that region.
The increase in net sales was the principal factor that contributed to the increase in our gross margin to 19.1% for 2013 compared to 18.9% for 2012. Also contributing to the gross margin in 2013 was a lower amount of restructuring and inventory charges in 2013 compared to 2012 of $1.2 million and $2.2 million, respectively. The 2012 gross margin was impacted by costs to consolidate certain of our West Coast locations with similar products and market characteristics and was largely completed by early 2013. Partially offsetting the favorable comparison on restructuring costs was a less favorable alignment of material costs to customer selling prices for our industrial products in 2013, the result of declining raw material costs in 2013 compared to 2012 and competitive pressures on pricing.
Selling, general, and administrative (SG&A) expenses increased by $8.8 million, or 8.4%, to $113.5 million for 2013 from $104.7 million for 2012. The $8.8 million increase included $6.2 million of SG&A expense from acquired businesses and an increase in variable performance based compensation of $2.0 million. SG&A expenses as a percentage of net sales increased to 13.7% for 2013 compared for 13.2% for 2012.
During the third quarter of 2013, we recognized intangible asset impairment charges of $23.2 million. The largest portion of the impairment was $21.3 million related to intangibles in our European-based business for which estimated fair values declined on lower projected cash flows. In 2012, due to changes in the estimated fair value of a certain reporting unit resulting from a decrease in sales projections, along with continued under-performance in the operations of that reporting unit, we recognized intangible asset impairment charges of $4.6 million.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

						Change Due To
	2013		2012		Total Change	Intangible Impairment	Operations
Income (loss) from operations:
Residential Products	$34,965	8.9%	$23,902	6.4%	$11,063	$3,628	$7,435
Industrial and Infrastructure Products	7,169	1.6%	34,634	8.3%	(27,465)	(22,160)	(5,305)
Unallocated Corporate Expenses	(20,654)	(2.5)%	(18,275)	(2.3)%	(2,379)	—	(2,379)
Consolidated income	$21,480	2.6%	$40,261	5.1%	$(18,781)	$(18,532)	$(249)

	2013			2012
	Income from Operations	Goodwill and Intangible Asset Impairment	Income from Operations before Impairment	Income from Operations	Goodwill and Intangible Asset Impairment	Income from Operations before Impairment
Income (loss) from operations without impairment charges:
Residential Products	$34,965	$1,000	$35,965	$23,902	$4,628	$28,530
Industrial and Infrastructure Products	7,169	22,160	29,329	34,634	—	34,634
Unallocated Corporate Expenses	(20,654)	—	(20,654)	(18,275)	—	(18,275)
Consolidated income	$21,480	$23,160	$44,640	$40,261	$4,628	$44,889
Our Residential Products segment generated an operating margin of 8.9% during 2013 compared to a operating margin of 6.4% during 2012. Excluding the impairment charges of $1.0 million for 2013 and $4.6 million for 2012, the Residential Products segment generated operating income of $36.0 million or 9.1% of sales in 2013 compared to $28.5 million or 7.6% of sales for 2012, an increase of $7.5 million, or 26.3%. While the segment had a modest increase resulting from acquisitions, the majority of the increase resulted from improved performance from our West Coast operations leading to lower restructuring and inventory charges in the 2013 period compared to the prior year. The 2012 period included costs to consolidate certain of our West Coast locations with similar products and market characteristics and was largely completed by early 2013.
Our Industrial and Infrastructure Products segment generated an operating margin of 1.6% during 2013 compared to an operating margin of 8.3% during 2012. Excluding the impairment charges of $22.2 million, the Industrial and Infrastructure segment generated operating income of $29.3 million or 6.8% of sales in 2013 compared to operating income of $34.6 million or 8.3% of sales for 2012, a decrease of $5.3 million, or 15.3%. Despite an increase in operating income due to acquisitions, this increase was more than offset by a less favorable alignment of material costs to customer selling prices.
Corporate expenses increased $2.4 million, or 13.0% for 2013 from $18.3 million for 2012 to $20.7 million for 2013. The increase was primarily the result of an increase in variable performance based compensation of $2.6 million due to stronger performance of the Company's stock price which increased the value of deferred salary and previously earned bonuses.

Interest expense increased $3.9 million, or 21.0%, to $22.5 million for 2013 from $18.6 million for 2012. The significant increase in expense resulted from the redemption of the $204.0 million of the 8% Notes in the first quarter of 2013. In connection with this transaction, the Company recorded a charge of approximately $7.2 million, which included $3.7 million for the prepayment premium paid to holders of the 8% Notes, $2.2 million to write-off deferred financing fees and $1.3 million for the unamortized original issue discount related to the 8% Notes. The $7.2 million charge was partially offset by lower interest expense of approximately $3.4 million resulting from the lower coupon rate on the $210.0 million 6.25% Notes issued in the first quarter of 2013 as compared to the 8% Notes. During 2013 and 2012, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $4.8 million for 2013, an effective tax rate of -576.6%, compared with a provision for income taxes of $9.5 million, an effective tax rate of 42.9% for 2012. The difference between the Company's recorded charge for 2013 and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to the tax impact of the non-deductible goodwill impairment recognized during the year and state taxes. This impact is partially offset by the reversal of a $2.3 million valuation allowance for certain state deferred tax assets. The valuation reversal includes operating losses that were no longer needed based on three years of cumulative profit and can be applied toward current and future earnings. The effective tax rate for 2012 exceeded the U.S. federal statutory rate due to state taxes and non-deductible permanent differences, including the effect of a non-deductible intangible asset impairment charge.

Outlook

During 2014, our modest revenue growth was primarily the result of demand for postal products that supported centralized mail delivery initiatives, partially offset set by lower sales of transportation infrastructure products.

We anticipate overall sales growth of low single digits in 2015 over 2014. We expect market conditions to improve modestly for residential housing with industrial and transportation infrastructure markets being equivalent to 2014. Headwinds for 2015 revenue growth are expected from: the effects of lower commodity costs on the selling prices of certain industrial products as well as affecting order rates for new projects in oil and gas markets; a continuing weak environment for broad-based price increases by which to offset inflationary costs; and the continuing uncertainty of federal government funding beyond May 31, 2015 for U.S. transportation projects.

We anticipate increased profitability in 2015 compared to the prior year. Aided by modest revenue growth, 2015 profit increases are expected from the incremental benefit of cost reduction actions completed in 2014 in overhead staffing, sales channel adjustments, and a facility closure along with 2015 productivity initiatives and other actions.

With modest margin expansion on full year consolidated sales growth, we expect earnings per share for 2015 in the range of $0.53 to $0.63. This compares to loss of $2.63 per share for 2014, or an adjusted earnings per share of $0.47, which excludes the 2014 impairment loss of $3.09 per share.
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
On October 11, 2011, we entered into the Senior Credit Agreement which includes a $200 million revolving credit facility and provides Gibraltar with access to capital and improved financial flexibility. As of December 31, 2014, our liquidity of $209.0 million consisted of $110.6 million of cash and $98.4 million of availability under our revolving credit facility as compared to liquidity of $199.8 million as of December 31, 2013. We believe that availability of funds under our Senior Credit Agreement together with the cash generated from operations should be sufficient to provide the Company with the liquidity and capital resources necessary to support our principal capital requirements during the next twelve months.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2014, our foreign subsidiaries held $19.1 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through transactions similar to our 2012 acquisition of the Western Canadian bar grating business. Repatriation of this cash for domestic purposes could result in significant tax consequences.

Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Potential acquisitions are evaluated on the basis of our ability to enhance our existing products, operations, or capabilities, as well as provide access to new products, markets, and customers and improve shareholder value. Our 2012 and 2013 acquisitions were funded by cash on hand.

Cash Flows
The following table sets forth selected cash flow data for the years ended December 31 (in thousands):

	2014	2013
Cash provided by (used in):
Operating activities of continuing operations	$32,583	$60,304
Investing activities of continuing operations	(17,022)	(7,866)
Financing activities of continuing operations	(322)	(2,689)
Discontinued operations	(41)	(9)
Effect of exchange rate changes	(1,627)	(729)
Net increase in cash and cash equivalents	$13,571	$49,011
During the year ended December 31, 2014, net cash provided by continuing operations totaled $32.6 million, primarily driven by non-cash net charges totaling $129.6 million that included depreciation, amortization, deferred income taxes, stock compensation, and an intangible asset impairment, partially offset by loss from continuing operations of $81.8 million. Net cash provided by continuing operations for 2013 was $60.3 million and was primarily driven by non-cash net charges totaling $63.5 million that included depreciation, amortization, deferred income taxes, stock compensation, and an intangible asset impairment, partially offset by loss from continuing operations of $5.6 million.
During the year ended December 31, 2014, the Company increased its investment in working capital and other net assets from December 31, 2013 resulting in $15.2 million of cash outflow. Cash flow invested in working capital and other net assets included $14.3 million and $8.6 million increases in accounts receivable and inventory, respectively, partially offset by a $11.2 million increase in accounts payable. The increase in accounts receivable was a result of increased sales volume. Inventory and accounts payable increased due to increased manufacturing activity. The increase in other current assets and other assets of $2.5 million was largely due to the timing of prepaid payments and purchase of foreign currency options. During the year ended December 31, 2013, cash flow invested in working capital and other net assets included $8.4 million increase in accrued liabilities partially offset by a $5.0 million increase in inventory and $1.0 million increase in accounts receivable.
Net cash used in investing activities of continuing operations for 2014 of $17.0 million was primarily due to capital expenditures of $23.3 million partially offset by $6.0 million received from the sale of two properties. Net cash used in investing activities of continuing operations for 2013 of $7.9 million primarily consisted of $5.5 million for the 2013 acquisition of solar-powered ventilation assets and $14.9 million of capital expenditures, partially offset by the sale of a property.
Net cash used in financing activities for 2014 of $0.3 million was the result of the purchase of treasury stock of $0.6 million and $0.4 million in long term debt payments, partially offset by the proceeds from the issuance of common stock of $0.6 million. Net cash used in financing activities for 2013 of $2.7 million was primarily the result of redemption of the $204.0 million 8% Notes along with the $3.7 million payment of the note redemption fees and $3.9 million in payments of deferred financing fees. These cash outflows were offset by proceeds from the issuance of the $210.0 million 6.25% Notes.
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

As of December 31, 2014, we had $98.4 million of availability under the Senior Credit Agreement and outstanding letters of credit of $20.4 million. Only one financial covenant is contained within the Senior Credit Agreement, which requires us to maintain a fixed charge ratio (as defined in the agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis at the end of each quarter. As of December 31, 2014, we were in compliance with the minimum fixed charge coverage ratio covenant. Management expects to be in compliance with the fixed coverage ratio covenant throughout the next twelve months. No amounts were outstanding under our revolving credit facility during 2014 or 2013.
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

Contractual Obligations
The following table summarizes by category our Company’s expected future cash outflows associated with contractual obligations in effect at December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Fixed rate debt	$210,000	$—	$—	$—	$210,000
Interest on fixed rate debt	79,844	13,125	26,250	26,250	14,219
Operating lease obligations	42,739	10,612	16,273	9,297	6,557
Pension and other post-retirement payments	7,249	1,405	1,522	1,410	2,912
Management stock purchase plan 1	6,889	1,676	2,634	2,528	51
Variable rate debt (including interest) 2	3,623	405	808	806	1,604
Performance stock unit awards	3,877	2,411	1,466	—	—
Other	1,742	878	593	271	—
Total	$355,963	$30,512	$49,546	$40,562	$235,343

1
Includes amounts due to retired participants of the Management Stock Purchase Plan (MSPP). Excludes the future payments due to active participants of the MSPP, which represents a liability of $9.6 million as of December 31, 2014. The timing of future payments to active participants cannot be accurately estimated as we are uncertain of when active participants’ service to the Company will terminate.

2	Calculated using the interest rate in effect of 0.14% at December 31, 2014.
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
Our most critical accounting policies include:

•	valuation of accounts receivable, which impacts selling, general, and administrative expense;

•	valuation of inventory, which impacts cost of sales and gross margin;

•	the allocation of the purchase price of acquisitions to the fair value of acquired assets and liabilities, which impacts our depreciation and amortization costs;

•	the assessment of recoverability of depreciable and amortizable long-lived assets, which impacts the impairment of long-lived assets;

•	the assessment of recoverability of goodwill and other indefinite-lived intangible assets, which impacts the impairment of goodwill and intangible assets;

•	accounting for income taxes and deferred tax assets and liabilities, which impact the provision for income taxes; and,

•	accounting for derivatives and hedging activities, which impact other income (expense), other comprehensive income.
Management reviews these estimates, including the allowance for doubtful accounts and inventory reserves, on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Valuation of Accounts Receivable
Our accounts receivable represent those amounts that have been billed to our customers but not yet collected. As of December 31, 2014 and 2013, allowances for doubtful accounts of $4.3 million and $4.8 million were recorded, or approximately 4% and 5% of gross accounts receivable for both periods, respectively. We record an allowance for doubtful accounts based on the portion of those accounts receivable that we believe are potentially uncollectible based on various factors, including experience, creditworthiness of customers, and current market and economic conditions. If the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Changes in judgments on these factors could impact the timing of costs recognized.
Valuation of Inventories
We record our inventories at the lower of cost or market. We determine the cost basis of our inventory on a first-in, first-out basis using a standard cost methodology that approximates actual cost. On a regular basis, we calculate an estimated market value of our inventory, considered to be the prevailing selling price for the inventory less the cost to complete and sell the product. We compare the current carrying value of our inventory to the estimated market value to determine whether a reserve to value inventory at the lower of cost or market is necessary. We recorded insignificant charges during the three year period ended December 31, 2014 to value our inventory at the lower of cost or market.
We regularly review inventory on hand and record provisions for excess, obsolete, and slow-moving inventory based on historical and current sales trends. We recorded reserves for excess, obsolete, and slow-moving inventory of $5.6 million at both December 31, 2014 and 2013, or approximately 4% and 5% of gross inventories for 2014 and 2013, respectively. Changes in product demand and our customer base may affect the value of inventory on hand, which may require higher provisions for obsolete inventory.
Accounting for Acquired Assets and Liabilities
When we acquire a business, we allocate the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. We record any premium over the fair value of net assets acquired as goodwill. Significant judgment is necessary to determine the fair value of the purchase price. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. The way we characterize the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained below.
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

Impairment of Depreciable and Amortizable Long-lived Assets
We test long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable and exceeds their fair value, or on an annual basis at minimum. During our annual test, we perform a recoverability test by comparing the carrying amount of asset groups to future undiscounted cash flows expected to result from the use of the assets. The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by discounted cash flow method, an independent market appraisal of the asset, or another acceptable valuation technique.

In 2014, after completing the recoverability test, one of the Company's reporting unit's future undiscounted cash flows was less than the carrying amount of its assets. Based on these results, we then conducted an analysis to measure the amount of the impairment loss by valuing the long-lived asset groups of the entity in the following order:

•	Receivables, inventory, and indefinite-lived intangibles

•	Property, plant, and equipment; and definite-lived intangibles

•	Goodwill
Upon calculating the fair value of the asset groups and comparing the fair value to the carrying value, the Company recorded impairment charges of $804,000 for property, plant, and equipment; and definite-lived intangibles. After taking the effects of these impairment charges into consideration, the Company determined that an impairment charge of $5,603,000 against goodwill was also necessary.
As a result of restructuring activities incurred by the Company, a net recovery for property, plant, and equipment of $0.5 million and charges of $1.6 million were recorded during the years ended December 31, 2014 and 2013, respectively.
Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing
Testing Methodology
Our goodwill and indefinite-lived intangible asset balances of $236.0 million and $42.7 million as of December 31, 2014, respectively, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit. As a result of the October 31, 2014 test, the Company recognized intangible asset impairment charges of $108.0 million for the year ended December 31, 2014.
We test goodwill for impairment at the reporting unit level. We identify our reporting units by assessing whether the components of our company constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. During 2014, we identified eleven reporting units in total, of which nine units had goodwill at the beginning of the fiscal year.
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
The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted average cost of capital (WACC) used to discount future cash flows. The WACC is calculated based upon the capital structure of eleven market participants in the Company’s peer group.
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
Annual Impairment Testing
For the first nine months ended September 30, 2014, we concluded that no indicators of impairment existed at interim dates and did not perform any interim impairment tests related to goodwill and indefinite-lived intangible assets. The Company performed its annual impairment test as of October 31, 2014 during which we tested goodwill and other indefinite-lived intangible assets for impairment.

The 2014 annual impairment test examined all eleven reporting units and used the two valuation technique methodologies noted above (income and market approaches), and WACC calculation employed in prior years. The following table summarizes the WACC and EBITDA multiple ranges used during the annual goodwill impairment test performed during 2014:

Date of Impairment Test	WACC
October 31, 2014	11.5% to 13.6%

EBITDA Multiple
October 31, 2014
2015 EBITDA forecast	7.7 to 8.45
2014 EBITDA forecast	10.3 to 11.05
Under the direction of Frank Heard, our new President and CEO, and in conjunction with our 2015 budgeting and forecasting process, we reevaluated our revenue projections including a continued slower economic recovery, and continued increased competition and pricing pressure. Of the eleven reporting units tested, we determined that five of the reporting units had carrying values in excess of their fair values due to decreased revenue projections affected by, but not limited to, slower economic conditions and increased competition. The Company initiated step two of the goodwill impairment test for four of these reporting units, as one did not have goodwill as of our testing date. Step two involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, and comparing the implied fair value to the carrying amount of goodwill. The step two analysis relied on a number of significant assumptions to determine the fair value of the reporting units' net assets, including intangible assets. The fair value of intangible assets was determined using standard valuation methodologies including the “relief-from-royalty” method and “excess earnings” method. These methods primarily employed the use of future cash flows to determine the fair value of the applicable intangible assets. The future cash flows used to determine the fair values of these intangible assets were derived from step one of the goodwill impairment analysis as described above. The discount rate used in the valuation of intangible assets was derived from the WACC used in step one of the goodwill impairment analysis. Based on the analysis described above, we concluded the assumptions underlying step two of our impairment analysis were reasonable and appropriate. While any individual assumption could differ from those that we used, we believe the overall fair values of our reporting units are reasonable as the values are derived from a mix of reasonable assumptions. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for all four reporting units combined was less than its carrying value by $104,565,000, for which an impairment charge was recorded as of December 31, 2014. The Company also recorded impairment charges against goodwill of $21,040,000 and $4,328,000 as of December 31, 2013 and 2012, respectively.
The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change or if the market value of the Company’s stock decreases, there may be additional impairment charges. Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums, or other variables.

Analysis of Results
The following table sets forth the amount of goodwill allocated to each reporting unit tested for goodwill impairment and the percentage by which the estimated fair value of each reporting unit exceeded its carrying value as of the October 31, 2014 goodwill impairment test (in thousands):

Reporting Unit	Goodwill Allocated to Reporting Unit as of January 1, 2014	Percentage By Which Estimated Fair Value Exceeds Carrying Value (b)	Currency Translation Adjustment	Goodwill Impairment Charges(a)	Goodwill Allocated To Reporting Unit as of December 31, 2014
#1	$113,966	17%	$—	$—	$113,966
#2	46,198	N/A	—	(14,520)	$31,678
#3	27,332	99%	—	—	$27,332
#4	93,854	N/A	(566)	(70,207)	$23,081
#5	22,808	81%	—	—	$22,808
#6	8,256	67%	—	—	$8,256
#7	19,569	N/A	—	(14,235)	$5,334
#8	3,588	242%	—	—	$3,588
#9	5,603	N/A	—	(5,603)	$—
#10	—	N/A	—	—	$—
#11	—	N/A	—	—	$—
Total	$341,174		$(566)	$(104,565)	$236,043

(a)	Charge recorded during fourth quarter impairment test.

(b)
Other than the reporting units where we took impairment charges, no reporting units were deemed “at risk” which we define as a percentage of less the 10% by which estimated fair value exceeds carrying value.

The October 31, 2014 goodwill impairment test includes significant assumptions. We analyzed several macroeconomic indicators that impact each reporting unit to provide a reasonable estimate of revenue growth in future periods. We considered these forecasts in developing each reporting unit’s revenue growth rates over the next five years depending on the level of correlation between macroeconomic factors and net sales for each reporting unit. We concluded that this approach provided a reasonable estimate of long-term revenue growth and cash flows for each reporting unit.
Operating margins used to estimate future cash flows are based on margins generated during the past several years, adjusted for historical declines and slower recovery rates in both the residential housing markets and industrial and infrastructure markets, consolidation of facilities, cost reductions and restructuring activities enabling the business units to become more profitable as the economy continues to stabilize and recover. These actions led to increased costs and lower operating margins in the short term. Based on our understanding of these reporting units and the actions taken by management to restructure the businesses for improved growth and profitability, we concluded that the long-term cash flows forecasted for all of the Company’s reporting units were reasonable.
In addition to revenue growth and operating margin forecasts, the discounted cash flow model used to estimate the fair value of each reporting unit also uses assumptions for the amount of working capital needed to support each reporting unit. We forecasted stable to modest improvement in working capital management for future periods at each reporting unit based on past performance. Over the past years, we have improved and maintained our low levels of working capital management through lean initiatives, efficiency improvements, and facility consolidations. Our days of working capital ratio was 63 for the year ended December 31, 2014. We believe continued improvement in our ability to manage working capital will allow us to increase the cash flow generated from each reporting unit.
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
As noted above, we used two commonly accepted valuation techniques to estimate a fair value for each reporting unit. The estimated fair value for each reporting unit was calculated using a weighted average between the calculated amounts determined under the income approach and the market approach. We weighted the income approach more heavily (67%) as the technique uses a long-term approach that considers the expected operating profit of each reporting unit during periods where macroeconomic indicators are nearer historical averages. We weighted the remaining (33%) using the market approach which values the reporting units using forecasted 2014 and 2015 EBITDA values based on current economic conditions and takes a more short-term approach. We believe the income approach considers the expected recovery in our end markets better than the market approach. Therefore, we concluded that the income approach more accurately estimated the fair value of the reporting units as it considers earnings potential during a longer term and does not use the short-term perspective used by the market approach. Accordingly, we concluded that the market participants who execute transactions to sell or buy a business in the current economic environment would place greater emphasis on the income approach.
The following table sets forth the Company’s estimated fair value and carrying value for each reporting unit as of October 31, 2014 before impairment charges (in thousands):

Reporting Unit	Estimated Fair Value	Carrying Value
#1	$113,017	$96,312
#2	70,646	86,541
#3	73,409	36,934
#4	135,415	188,163
#5	58,742	32,390
#6	99,197	59,584
#7	10,843	15,881
#8	24,313	7,104
#9	7,477	14,477
#10	18,869	14,882
#11	29,587	47,372
Corporate	(101,728)	(1,737)
Total	$539,787	$597,903

Net Debt		$110,091
Equity (Net Book Value)		487,812
Total		$597,903
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
Indefinite-Lived Intangibles
We test our intangible assets for impairment by comparing the fair value of the indefinite-lived intangible asset, determined using a discounted cash flow model, with its carrying amount. The assumptions used to determine the fair value of our indefinite-lived intangible assets are consistent with the assumptions employed in the determination of the fair values of our reporting units. An impairment loss would be recognized for the carrying amount in excess of its fair value. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method. The Company recognized impairment charges related to trademark intangible assets during the annual test for 2014 of $2,700,000. As a result of the interim test for 2013, and the annual test for 2012, the Company recognized impairment charges of $2,454,000 and $300,000, respectively.
Accounting for Income Taxes and Deferred Tax Assets and Liabilities
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowances. Our effective tax rates differ from the statutory rate due to the impact of permanent differences between income or loss reported for financial statement purposes and tax purposes, provisions for uncertain tax positions, state taxes, and income generated by international operations. Our effective tax rate was 3.5% for 2014. The difference between the Company’s recorded benefit for 2014 and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to the tax impact of the non-deductible goodwill and intangible asset impairments recognized during the year. The effective tax rates were -576.6%, and 43.0% for the years ended December 2013 and 2012, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
Regarding deferred income tax assets, we maintained a valuation allowance of $0.4 million and $0.3 million as of December 31, 2014 and 2013, respectively, due to uncertainties related to our ability to realize these assets, primarily consisting of state net operating losses and other deferred tax assets. The valuation allowances are based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted, such as the $2.3 million benefit recognized in the fourth quarter of 2013. Alternatively, if market conditions deteriorate further or future operating results do not meet expectations, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.
It is our policy to classify estimated interest and penalties due to tax authorities as income tax. Insignificant amounts of interest and penalties were recognized in the provision for income taxes for the years ended December 31, 2014, 2013 and 2012. Additionally, we classify tax credits as a reduction to income tax expense.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based on the technical merits of each position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 31, 2014 and 2013, the liability for uncertain income tax positions was $1.4 million and $1.7 million, respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Accounting for Derivative Financial Instruments and Hedging Activities

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments that hedge forecasted transactions or the variability of cash flows related to a recognized asset or liability are designated as a cash flow hedge. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the hedged forecasted transactions in a cash flow hedge. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or speculative purposes.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded as a component of equity and is subsequently reclassified into earnings and reported in revenue in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative is recognized directly into earnings in other (income) expense. Our policy is to de-designate cash flow hedges at the time forecasted transactions are recognized as revenue on the statement of operations and report subsequent changes in fair value through the other (income) expense line on our statement of operations where the gain or loss due to movements in currency rates on the underlying asset or liability is revalued. If it becomes probable that the originally forecasted transaction will not occur, the gain or loss related to the hedge recorded within accumulated other comprehensive income is immediately recognized into other (income) expense.
Related Party Transactions
Prior to his retirement as of December 31, 2014, a member of the Company’s Board of Directors, Gerald S. Lippes, was a partner in a law firm that provided legal services to the Company. For the years ended December 31, 2014, 2013, and 2012, the Company incurred costs of $1.4 million, $2.0 million, and $1.5 million, respectively, for legal services from this firm. At December 31, 2014 and 2013, the Company had $374,000 and $296,000 recorded in accounts payable for amounts due to this law firm, respectively.
Effective September 30, 2013, Henning N. Kornbrekke, the former President and Chief Operating Officer, retired and entered into a consulting agreement with the Company. Through this agreement, he served as a consultant to the Company through December 2014 for a monetary fee of $10,000 per month.
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)". The amendments in this update affect the presentation on the financial statements of assets which are disposed of or classified as held for sale. The amendments in Topic 205 and 360 are effective prospectively beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals, or classifications of assets held for sale, that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of Update 2014-08 to have a material impact on the Company's consolidated financial results.

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

In June 2014, the FASB issued Accounting Standards Update 2014-12, "Compensation - Stock Compensation" (Topic 718). The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in Topic 718 are effective either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and all new or modified awards thereafter. This pronouncement is effective for periods beginning after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of Topic 718 to have a material impact on the Company's consolidated financial results.

In November 2014, the FASB issued Accounting Standards Update 2014-16, "Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity" (Topic 815). The amendments in this update state that an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. This pronouncement is effective for periods beginning after December 15, 2015. The Company does not expect the adoption of Update 2014-16 to have a material impact on the Company's consolidated financial results.

In November 2014, the FASB issued Accounting Standards Update 2014-17, "Business Combinations - Pushdown Accounting" (Topic 805). The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company adopted the amendments in this update on its effective date of November 18, 2014. The Company does not expect the adoption of Update 2014-17 to have a material impact on the Company's consolidated financial results.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations.
Raw Material Pricing Risk
We are subject to market risk exposure related to volatility in the price of steel, aluminum and resins. A significant amount of our cost of sales relates to material costs. Our business is heavily dependent on the price and supply of our raw materials. Our various products are fabricated from steel, primarily hot-rolled and galvanized steel coils, plate and bars, produced by steel mills. We have other lesser volume products that are fabricated from aluminum coils, extrusions, and plastic resins. The commodity market, which includes the steel, aluminum, and resin industries, is highly cyclical in nature, and commodity costs have been volatile in recent years, and may become more volatile in the future. Commodity costs are influenced by numerous factors beyond our control, including general economic conditions, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.
The Company principally manages its exposures to the market fluctuations in the steel and resins industries through management of its core business activities. Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. The prices we offer to our customers are also impacted by changes in commodity costs. We manage the alignment of the cost of our raw materials and prices offered to customers and attempt to pass changes to raw material costs through to our customers. To improve our management of commodity costs, we attempt to maintain lean inventory levels. Our investment in ERP systems was made to increase our effectiveness in this process.
We have not entered into long-term contracts for the purchase of raw materials and have not maintained inventory levels in excess of our production requirements. However, from time to time, we may purchase raw materials in advance of commodity cost increases.
We rely on major suppliers for our supply of raw materials. During 2014, we purchased our raw materials from domestic and foreign suppliers in an effort to purchase the lowest cost material as possible.
We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on our 2014 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative building products, which could impact our ability to pass commodity costs to our customers.
To manage the risk associated with the fluctuations in the price of aluminum, the Company employs a combination of our normal operating activities, as discussed with regards to steel and resins above, and through the use of derivative financial instruments pursuant to the Company’s hedging practices and policies. We intend that the financial impact of these commodity hedging instruments primarily offset the corresponding changes in the fluctuations in the cost of aluminum being hedged. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s inventory and sales.

The Company entered into commodity options during 2014. The Company believes these instruments mitigate exposure in aluminum prices. Derivative accounting guidance requires that derivative instruments be recognized as either assets or liabilities at fair value. Gibraltar does not utilize the special election provided for under the accounting guidance for these commodity options and therefore, they are recorded at fair value through earnings as their fair value changes.

Although the Company’s commodity options do not qualify or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We monitor our derivative positions against our commercial exposure.

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
At December 31, 2014, our fixed rate debt consisted primarily of $210.0 million of our 6.25% Notes. The Company’s $210.0 million of 6.25% Notes were issued in January 2013 and are due February 1, 2021.
Our variable rate debt consists primarily of the revolving credit facility under the Senior Credit Agreement, of which no amounts are outstanding as of December 31, 2014, and other debt. Borrowings under the revolving credit facility bear interest at a variable interest rate based upon the LIBOR plus an additional margin. A hypothetical 1% increase or decrease in interest rates would have changed the 2014 interest expense by less than $0.1 million.
Foreign Exchange Risk
Gibraltar has foreign exchange risk due to our international operations, primarily in Canada and Europe, and through sales and purchases from foreign customers and vendors. Changes in the values of currencies of foreign countries affect our financial position and cash flows when translated into U.S. Dollars. The Company principally manages its exposures to many of these foreign exchange rate risks solely through management of its core business activities. We cannot accurately calculate the pre-tax impact that a 1% change in the exchange rates of foreign currencies would have on our 2014 operating results as the changes in exchange rates would impact the cost of materials, the U.S dollar revenue equivalents, and potentially the prices offered to our overseas customers.

The Company also manages the risks relating to currency fluctuations through the use of derivative financial instruments pursuant to the Company’s hedging practices and policies. The Company uses foreign currency derivatives including currency forward agreements and currency options to manage its exposure to fluctuations in the exchange rates. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in U.S. dollars for their fair value at or close to their settlement date. The Company also uses currency option contracts under which the Company pays a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded as a component of equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Industries, Inc. at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 24, 2015

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$862,087	$827,567	$790,058
Cost of sales	722,042	669,470	640,498
Gross profit	140,045	158,097	149,560
Selling, general, and administrative expense	102,492	113,457	104,671
Intangible asset impairment	107,970	23,160	4,628
(Loss) income from operations	(70,417)	21,480	40,261
Interest expense	14,421	22,489	18,582
Other income	(88)	(177)	(488)
(Loss) income before taxes	(84,750)	(832)	22,167
(Benefit of) provision for income taxes	(2,958)	4,797	9,517
(Loss) income from continuing operations	(81,792)	(5,629)	12,650
Discontinued operations:
Loss before taxes	(51)	(7)	(289)
Benefit of income taxes	(19)	(3)	(284)
Loss from discontinued operations	(32)	(4)	(5)
Net (loss) income	$(81,824)	$(5,633)	$12,645
Net earnings per share – Basic:
(Loss) income from continuing operations	$(2.63)	$(0.18)	$0.41
Loss from discontinued operations	—	—	—
Net (loss) income	$(2.63)	$(0.18)	$0.41
Weighted average shares outstanding – Basic	31,066	30,930	30,752
Net earnings per share – Diluted:
(Loss) income from continuing operations	$(2.63)	$(0.18)	$0.41
Loss from discontinued operations	—	—	—
Net (loss) income	$(2.63)	$(0.18)	$0.41
Weighted average shares outstanding – Diluted	31,066	30,930	30,857

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(81,824)	$(5,633)	$12,645
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,364)	(2,108)	2,353
Adjustment to retirement benefit liability, net of tax	(24)	53	(79)
Adjustment to post-retirement healthcare benefit liability, net of tax	(1,435)	45	(499)
Unrealized loss on cash flow hedges, net of tax	(143)	—	—
Other comprehensive (loss) income	(5,966)	(2,010)	1,775
Total comprehensive (loss) income	$(87,790)	$(7,643)	$14,420

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$110,610	$97,039
Accounts receivable, net of reserve	101,141	90,082
Inventories	128,743	121,152
Other current assets	19,937	14,127
Total current assets	360,431	322,400
Property, plant, and equipment, net	129,575	131,752
Goodwill	236,044	341,174
Acquired intangibles	82,215	91,777
Other assets	5,895	7,059
	$814,160	$894,162
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$81,246	$69,625
Accrued expenses	52,439	49,879
Current maturities of long-term debt	400	409
Total current liabilities	134,085	119,913
Long-term debt	213,200	213,598
Deferred income taxes	49,772	55,124
Other non-current liabilities	29,874	33,778
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,342 and 31,131 shares outstanding at December 31, 2014 and 2013, respectively	313	311
Additional paid-in capital	247,232	243,389
Retained earnings	154,625	236,449
Accumulated other comprehensive loss	(9,551)	(3,585)
Cost of 429 and 395 common shares held in treasury in 2014 and 2013	(5,390)	(4,815)
Total shareholders’ equity	387,229	471,749
	$814,160	$894,162

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(81,824)	$(5,633)	$12,645
Loss from discontinued operations	(32)	(4)	(5)
(Loss) income from continuing operations	(81,792)	(5,629)	12,650
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,432	27,050	26,344
Intangible asset impairment	107,970	23,160	4,628
Loss on early note redemption	—	7,166	—
Stock compensation expense	3,150	2,564	3,148
Non-cash charges to interest expense	1,012	1,006	1,547
(Benefit of) provision for deferred income taxes	(6,640)	(1,237)	994
Other non-cash adjustments	(1,362)	3,800	4,176
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(14,323)	(1,020)	6,268
Inventories	(8,599)	(4,971)	(1,022)
Other current assets and other assets	(2,456)	(398)	2,409
Accounts payable	11,205	417	(3,770)
Accrued expenses and other non-current liabilities	(1,014)	8,396	(7,140)
Net cash provided by operating activities of continuing operations	32,583	60,304	50,232
Net cash used in operating activities of discontinued operations	(41)	(9)	(151)
Net cash provided by operating activities	32,542	60,295	50,081
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(23,291)	(14,940)	(11,351)
Cash paid for acquisitions, net of cash acquired	—	(5,536)	(45,071)
Proceeds from other investment	277	—	—
Net proceeds from sale of property and equipment	5,992	12,610	659
Net cash used in investing activities	(17,022)	(7,866)	(55,763)
Cash Flows from Financing Activities
Long-term debt payments	(407)	(205,094)	(473)
Proceeds from long-term debt	—	210,000	—
Payment of note redemption fees	—	(3,702)	—
Payment of deferred financing fees	(35)	(3,899)	(18)
Purchase of treasury stock at market prices	(575)	(714)	(970)
Excess tax benefit from stock compensation	100	72	10
Net proceeds from issuance of common stock	595	648	278
Net cash used in financing activities	(322)	(2,689)	(1,173)
Effect of exchange rate changes on cash	(1,627)	(729)	766
Net increase (decrease) in cash and cash equivalents	13,571	49,011	(6,089)
Cash and cash equivalents at beginning of year	97,039	48,028	54,117
Cash and cash equivalents at end of year	$110,610	$97,039	$48,028

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2011	30,702	$307	$236,673	$229,437	$(3,350)	281	$(3,131)	$459,936
Net income	—	—	—	12,645	—	—	—	12,645
Foreign currency translation adjustment	—	—	—	—	2,353	—	—	2,353
Adjustment to retirement benefit liability, net of taxes of $40	—	—	—	—	(79)	—	—	(79)
Adjustment to post-retirement healthcare benefit liability, net of taxes of $290	—	—	—	—	(499)	—	—	(499)
Stock compensation expense	—	—	3,148	—	—	—	—	3,148
Excess tax benefit from stock compensation	—	—	10	—	—	—	—	10
Net settlement of restricted stock units	197	2	(2)	—	—	69	(970)	(970)
Issuance of restricted stock	11	—	—	—	—	—	—	—
Stock options exercised	28	—	278	—	—	—	—	278
Balance at December 31, 2012	30,938	$309	$240,107	$242,082	$(1,575)	350	$(4,101)	$476,822
Net income	—	—	—	(5,633)	—	—	—	(5,633)
Foreign currency translation adjustment	—	—	—	—	(2,108)	—	—	(2,108)
Adjustment to retirement benefit liability, net of taxes of $30	—	—	—	—	53	—	—	53
Adjustment to post-retirement healthcare benefit liability, net of taxes of $28	—	—	—	—	45	—	—	45
Stock compensation expense	—	—	2,564	—	—	—	—	2,564
Excess tax benefit from stock compensation	—	—	72	—	—	—	—	72
Net settlement of restricted stock units	120	2	(2)	—	—	45	(714)	(714)
Issuance of restricted stock	13	—	—	—	—	—	—	—
Stock options exercised	60	—	648	—	—	—	—	648
Balance at December 31, 2013	31,131	$311	$243,389	$236,449	$(3,585)	395	$(4,815)	$471,749
Net loss	—	—	—	(81,824)	—	—	—	(81,824)
Foreign currency translation adjustment	—	—	—	—	(4,364)	—	—	(4,364)
Adjustment to retirement benefit liability, net of taxes of $9	—	—	—	—	(24)	—	—	(24)
Adjustment to post-retirement healthcare benefit liability, net of taxes of $830	—	—	—	—	(1,435)	—	—	(1,435)
Unrealized loss on cash flow hedges, net of tax of $82	—	—	—	—	(143)	—	—	(143)
Stock compensation expense	—	—	3,150	—	—	—	—	3,150
Excess tax benefit from stock compensation	—	—	100	—	—	—	—	100
Net settlement of restricted stock units	136	1	(1)	—	—	34	(575)	(575)
Issuance of restricted stock	22	—	—	—	—	—	—	—
Stock options exercised	53	1	594	—	—	—	—	595
Balance at December 31, 2014	31,342	$313	$247,232	$154,625	$(9,551)	429	$(5,390)	$387,229

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

	2014	2013	2012
Beginning balance	4,774	4,481	4,614
Bad debt expense	1,095	910	920
Reserves from acquisitions	—	183	189
Accounts written off	(1,589)	(800)	(1,242)
Ending balance	$4,280	$4,774	$4,481
Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. The Company's two most significant customers are both within our Residential Products segment, and include a home improvement retailer and a postal service. Accounts receivable as a percentage of consolidated accounts receivable from the home improvement retailer and the postal service at December 31, 2014, were 17.1% and 11.5%, respectively, and 11.5% and 3.0%, respectively, as of December 31, 2013.
Net sales as a percentage of consolidated net sales to the home improvement retailer were 11.5% and 12.3% for the years ended December 31, 2014 and 2013, respectively.

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
The table below sets forth the amount of interest capitalized and depreciation expense recognized during the years ended December 31 (in thousands):

	2014	2013	2012
Capitalized interest	$420	$182	$376
Depreciation expense	$19,712	$20,478	$19,673
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
Impairment of long-lived assets
Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. The Company recognized impairment charges related to intangible assets during the years ended December 31, 2014 and 2013. In addition, the Company recognized a number of impairment charges related to restructuring plans during the three year period ended December 31, 2014 as described in Note 15 of the consolidated financial statements.

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

Advertising
The Company expenses advertising costs as incurred. For the years December 31, 2014, 2013 and 2012, advertising costs were $4,000,000, $4,000,000 and $3,600,000, respectively.
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

Derivatives and hedging
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments that hedge a forecasted transaction or the variability of cash flows related to a recognized asset or liability are designated as a cash flow hedge. Hedge accounting generally provides matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the earnings effect of the hedged forecasted transactions in a cash flow hedge. Although certain of the Company's derivative financial instruments do not qualify or are not accounted for under hedge accounting, the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and is subsequently reclassified into earnings and reported in revenue in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative is recognized directly into earnings in other (income) expense. The Company's policy is to de-designate cash flow hedges at the time forecasted transactions are recognized as assets or liabilities on the balance sheet and report subsequent changes in fair value through the other (income) expense line on our statement of operations where the gain or loss due to movements in currency rates on the underlying asset or liability is revalued. If it becomes probable that the originally forecasted transaction will not occur, the gain or loss related to the hedge recorded within accumulated other comprehensive income is immediately recognized into net income.
Sale-Leaseback Transaction
In June 2014, the Company determined that it no longer required full use of the available space on one of its real estate properties. The Company entered into a transaction to sell the property to an independent third party for $4,500,000, and lease-back a portion of it from the purchaser. The Company leased back approximately 50% of the building under a five year operating lease agreement. In accordance with U.S. generally accepted accounting principles, the Company accounted for the transaction as a sale-leaseback. The net present value of the Company's future minimum lease payments of $892,000 were greater than the gain on sale of $829,000. As such, the gain was deferred and is being amortized on a straight-line basis over the five year life of the lease. The minimum lease payment in the first year is $202,000 and escalates at 3% over the remaining four years. These amounts have been included in the future minimum lease payments table in Note 18 of the consolidated financial statements.
Recent accounting pronouncements
In April 2014, the FASB issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)". The amendments in this update affect the presentation on the financial statements of assets which are disposed of or classified as held for sale. The amendments in Topic 205 and 360 are effective prospectively beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals, or classifications of assets held for sale, that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of Update 2014-08 to have a material impact on the Company's consolidated financial results.

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

In June 2014, the FASB issued Accounting Standards Update 2014-12, "Compensation - Stock Compensation" (Topic 718). The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in Topic 718 are effective either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and all new or modified awards thereafter. This pronouncement is effective for periods beginning after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of Topic 718 to have a material impact on the Company's consolidated financial results.

In November 2014, the FASB issued Accounting Standards Update 2014-16, "Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity" (Topic 815). The amendments in this update state that an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. This pronouncement is effective for periods beginning after December 15, 2015. The Company does not expect the adoption of Update 2014-16 to have a material impact on the Company's consolidated financial results.

In November 2014, the FASB issued Accounting Standards Update 2014-17, "Business Combinations - Pushdown Accounting" (Topic 805). The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company adopted the amendments in this update on its effective date of November 18, 2014. The Company does not expect the adoption of Update 2014-17 to have a material impact on the Company's consolidated financial results.
2. INVENTORIES
Inventories at December 31 consisted of the following (in thousands):

	2014	2013
Raw material	$58,665	$52,751
Work-in-process	12,841	11,100
Finished goods	57,237	57,301
Total inventories	$128,743	$121,152

The following table summarizes activity recorded within the reserve for excess, obsolete and slow moving inventory for the years ended December 31 (in thousands):

	2014	2013	2012
Beginning balance	5,570	4,907	4,146
Excess, obsolete and slow moving inventory expense	731	2,068	2,417
Reserves from acquisitions	—	35	95
Scrapped inventory and other adjustments	(726)	(1,440)	(1,751)
Ending balance	$5,575	$5,570	$4,907

3. PROPERTY, PLANT, AND EQUIPMENT
Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2014	2013
Land and land improvements	$10,538	$11,939
Building and improvements	59,377	61,734
Machinery and equipment	219,408	203,052
Construction in progress	7,859	8,142
Property, plant, and equipment, gross	297,182	284,867
Less: accumulated depreciation	(167,607)	(153,115)
Property, plant, and equipment, net	$129,575	$131,752
4. ACQUISITIONS
2013 Acquisition
In September 2013, the Company purchased the assets of a domestic designer and distributor of solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition (included in the Company’s Residential Products segment). The fair value of the aggregate purchase consideration for the assets acquired was $7,454,000. As part of the purchase agreement, the Company is required to pay additional consideration, or an earn-out provision, based on the acquired business’s EBITDA through the last day of the twenty-fourth month following the closing date of the acquisition. The Company expects to make payments of additional consideration through the end of 2015. The purchase agreement does not provide for a limit of the amount of additional consideration. The Company recorded a payable of $2,322,000 to reflect the fair value of the Company’s obligation at the date of the acquisition. Adjustments to this payable are and will be reflected in the Company’s Statement of Operations. The fair value of the Company’s obligation was $328,000 and $1,864,000 as of December 31, 2014 and 2013, respectively. The change in fair value resulted in gains recorded to SG&A of $1,611,000 and $236,000 during the years ended December 31, 2014 and 2013, respectively. The Company also recorded $75,000 and $36,000 to interest expense for this obligation during the years ended December 31, 2014 and 2013, respectively.
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
The 2012 and 2013 acquisitions were financed through cash on hand. The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations. The Company also recognized costs related to the sale of inventory at fair value as a result of allocating the purchase price of recent acquisitions.

All acquisition related costs (including the gains recognized as a result of the change in fair value of the earn-out obligation) consisted of the following for the years ended December 31 (in thousands):

	2014	2013	2012
Selling, general and administrative costs	$(1,594)	(34)	456
Cost of sales	206	685	244
Total acquisition related costs	$(1,388)	651	700

5. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Total
Balance at December 31, 2012	$193,043	$166,820	$359,863
Acquired goodwill	2,467	—	2,467
Adjustments to prior year acquisitions	10	242	252
Impairment	—	(21,040)	(21,040)
Foreign currency translation	$—	$(368)	(368)
Balance at December 31, 2013	$195,520	$145,654	$341,174
Impairment	(14,235)	(90,330)	(104,565)
Foreign currency translation	—	(565)	(565)
Balance at December 31, 2014	$181,285	$54,759	$236,044
Goodwill is recognized net of accumulated impairment losses of $255,530,000 and $150,965,000 as of December 31, 2014 and 2013, respectively.
Annual Impairment Testing
The Company performed its annual goodwill impairment test as of October 31, 2014, 2013, and 2012. During 2014 and 2012, the Company incurred impairment charges as a result of the October 31 annual tests. The impairment charges recognized in 2013 resulted from the interim test performed during the third quarter. No additional impairment charges were incurred as of the annual test in 2013.
During the October 31, 2014 impairment test, the Company examined all eleven reporting units identified for review.
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
The following table summarizes the WACC calculation ranges used during the annual goodwill impairment tests performed during 2014 and 2013:

Date of Impairment Test	WACC
October 31, 2014	12.9% to 13.6%
October 31, 2013	11.1% to 12.7%
During our 2014 and 2012 annual goodwill impairment tests, we identified reporting units with carrying values in excess of fair value due to decreased revenue projections. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. As a result of step two of the annual goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting units was less than their carrying values by $104,565,000 and $4,328,000 for the years ended December 31, 2014 and 2012, respectively, which have been recorded as impairment charges.
Interim Impairment Testing
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. During the third quarter of 2013, we significantly revised our forecast to reflect lower revenue and operating margin expectations for the Company in 2013. As a result, we concluded there was an indicator of impairment requiring an interim impairment test for four of our reporting units, two within the Residential Products segment and two within the Industrial and Infrastructure Products segment. In 2014 and 2012, no indicators of impairment were identified as of interim dates; therefore, no interim tests were performed.

The 2013 interim impairment test used similar valuation methodology as used during the annual tests (income and market approaches), and WACC calculation employed in the interim test. The Company based the WACC on similar market participants used in the interim test. Other assumptions used in the multiples approach such as projected revenue growth and forecasted cash flows for the Company’s reporting units were also similar to those used during the interim test. A third party projection of peer companies’ earnings multiples, projected revenue growth, and forecasted cash flows were obtained for the analysis as well.
Of the four reporting units identified during the 2013 interim test, one of the reporting units in the Industrial and Infrastructure Products segment, and the Company’s sole business in Europe, had a carrying value in excess of the fair value due to decreased revenue projections, affected by recessionary economic conditions. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. As a result of step two of the goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting unit was less than its carrying value by $21,040,000, for which an impairment charge was recorded as of September 30, 2013.
Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Useful Life
Indefinite-lived intangible assets:
Trademarks	$42,720	$—	$45,724	$—	Indefinite
Finite-lived intangible assets:
Trademarks	3,886	1,827	3,989	1,420	2 to 15 Years
Unpatented technology	24,527	8,768	24,690	6,980	5 to 20 Years
Customer relationships	52,974	31,554	54,171	28,926	5 to 16 Years
Non-compete agreements	1,807	1,550	1,937	1,408	4 to 10 Years
Backlog	1,330	1,330	1,330	1,330	1 to 2 Years
	84,524	45,029	86,117	40,064
Total acquired intangible assets	$127,244	$45,029	$131,841	$40,064
The Company recognized impairment charges related to indefinite lived trademark intangible assets as well as for other definite lived intangible assets for the year ended December 31, 2014. Impairment charges were also recognized for indefinite lived trademark intangible assets for the years ended December 31, 2013 and 2012. The impairment charges related to the trademarks were recognized as a result of the Company’s impairment test of indefinite-lived intangibles. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method. The impairment charges related to the definite-lived intangibles were recognized as a result of the estimated future discounted cash flows of the asset being less than its carrying value. The fair value of the impaired definite-lived intangibles was determined using an income approach consisting of either the relief-from-royalty method or the excess earnings method. In addition, the Company recognized amortization expense related to the acquired intangible assets.
The following table summarizes the impairment charges for the years ended December 31 (in thousands):

	2014	2013	2012
Residential Products	$1,200	$1,454	$300
Industrial and Infrastructure Products	2,205	1,000	—
Impairment charges	$3,405	$2,454	$300
The following table summarizes amortization expense for the years ended December 31 (in thousands):

	2014	2013	2012
Amortization expense	$5,720	$6,572	$6,671
Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

2015	$5,488
2016	$5,154
2017	$4,793
2018	$4,231
2019	$3,561

6. ACCRUED EXPENSES
Accrued expenses at December 31 consist of the following (in thousands):

	2014	2013
Compensation	$18,490	$18,019
Customer rebates	9,639	8,473
Insurance	9,041	8,403
Interest and taxes	6,989	7,410
Other	8,280	7,574
Total accrued expenses	$52,439	$49,879
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
7. DEBT
Long-term debt at December 31 consists of the following (in thousands):

	2014	2013
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	3,600	4,007
Total debt	213,600	214,007
Less current maturities	400	409
Total long-term debt	$213,200	$213,598

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
Standby letters of credit of $20,377,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of December 31, 2014. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of December 31, 2014, the Company had $98,350,000 of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at December 31, 2014 and December 31, 2013.
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of December 31, 2014, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.
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
The aggregate maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2015	$400
2016	$400
2017	$400
2018	$400
2019	$400
Thereafter	$211,600

Total cash paid for interest in the years ended December 31 was (in thousands):

	2014	2013	2012
Cash paid for interest	$13,864	$24,880	$17,189

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
The following table presents the changes in the plan’s projected benefit obligation, fair value of plan assets, and funded status for the years ended December 31 (in thousands):

	2014	2013	2012
Projected benefit obligation at January 1	$2,179	$2,478	$2,653
Service cost	—	—	—
Interest cost	88	80	110
Actuarial (gains) losses	9	(58)	50
Benefits paid	(315)	(321)	(335)
Projected benefit obligation at December 31	1,961	2,179	2,478
Fair value of plan assets	—	—	—
Under funded status	(1,961)	(2,179)	(2,478)
Unamortized prior service cost	24	39	53
Unrecognized actuarial gain	(179)	(188)	(130)
Net amount recognized	$(2,116)	$(2,328)	$(2,555)
Amounts recognized in the consolidated financial statements consisted of (in thousands):

Accrued pension liability:
Current portion	$(395)	$(415)	$(402)
Long term portion	(1,566)	(1,764)	(2,076)
Pre-tax accumulated other comprehensive income – retirement benefit liability adjustment	(155)	(149)	(77)
Net amount recognized	$(2,116)	$(2,328)	$(2,555)
The plan’s accumulated benefit obligation equaled the projected benefit obligation as of December 31, 2014, 2013, and 2012. The measurement date used to determine pension benefit measures was December 31.
Components of net periodic pension cost for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Interest cost	88	80	110
Amortization of unrecognized prior service cost	15	14	14
Net periodic pension cost	$103	$94	$124
Assumptions used to calculate the benefit obligation:
Discount rate	3.74%	4.45%	3.50%

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2015	$395
2016	$372
2017	$360
2018	$327
2019	$228
Years 2020 - 2024	$537

Foreign Pension
The Company has another unfunded supplemental pension plan at one of our European subsidiaries which provides defined pension benefits to certain employees upon retirement. The plan has been frozen and no additional participants will be added to the plan in the future. The projected benefit obligation at December 31, 2014 and 2013 is $410,000 and $441,000, respectively. A pre-tax accumulated other comprehensive loss retirement benefit liability adjustment of $113,000 and $73,000 has been recognized in 2014 and 2013, respectively, in the Company’s financial statements, for a net liability of $297,000 and $368,000 at December 31, 2014 and 2013, respectively.
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

The Company’s participation in these plans for the year ended December 31, 2014 is outlined in the table below. The “EIN/ Pension Plan Number” column provides the Employee Identification Number (EIN) and three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2014 and 2013 is for the plan’s year ended December 31, 2013 and 2012, respectively. The zone status is based on information that the Company received from the plans and is certified by the plans’ actuaries. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.

	EIN/ Pension	PPA Zone Status		Surcharge
Pension Fund	Plan Number	2013	2012	Imposed
National Integrated Group Pension Plan	22-6190618-001	Red	Red	Yes
Sheet Metal Workers’ National Pension Plan	52-6112463-001	Red	Red	Yes
Sheet Metal Workers’ Pension Plan of Northern California	51-6115939-001	Red	Red	No
At December 31, 2014, the Company employed 2,416 people, of which approximately 12% were represented by unions through various collective bargaining agreements (CBAs). Three of our CBAs expire and will be renegotiated in 2015. The multiemployer pension plans’ collective bargaining agreements expire April 15, 2015, April 30, 2015, and June 5, 2015, respectively. All of the funds have rehabilitation plans in place. Each plan with a rehabilitation plan requires minimum contributions from the Company. Given the status of these plans, it is reasonably possible that future contributions to the plans will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2014.
The Company did not contribute more than 5% of any fund’s total contributions in any of the three years in the period ended December 31, 2014. The table below sets forth the contributions made by the Company to each multiemployer plan for the years ended December 31 (in thousands):

Pension Fund	2014	2013	2012
National Integrated Group Pension Plan	$233	$222	$202
Sheet Metal Workers’ National Pension Plan	61	78	98
Sheet Metal Workers’ Pension Plan of Northern California	35	28	33
	$329	$328	$333
At the date the financial statements were issued, Forms 5500 were not available for the plan year ended December 31, 2014.

Total Retirement Plan Expense
Total expense for all retirement plans for the years ended December 31 was (in thousands):

2014	2013	2012
$2,816	$2,838	$2,884
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
The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2014	2013	2012
Projected benefit obligation at January 1	$5,900	$5,954	$5,120
Service cost	16	16	15
Interest cost	255	203	224
Plan amendments	—	603	—
Actuarial (gain) loss	2,387	(553)	899
Benefits paid, net of contributions	(356)	(323)	(304)
Projected benefit obligation at December 31	8,202	5,900	5,954
Fair value of plan assets	—	—	—
Under funded status	(8,202)	(5,900)	(5,954)
Unamortized prior service cost	559	603	—
Unrecognized actuarial loss	3,962	1,653	2,329
Net amount recognized	$(3,681)	$(3,644)	$(3,625)

In October 2014 the Society of Actuaries issued new mortality tables and a mortality improvement scale which were applied when measuring the postretirement benefit obligation as of December 31, 2014. Because the new tables and improvement scale reflect today’s longer life expectancies, it resulted in an actuarial loss and an increase in our projected benefit obligation. As a result, we expect future net periodic postretirement benefit cost charged to expense to increase as a result of increases in the amortization of the actuarial loss.

Amounts recognized in the consolidated financial statements consisted of (in thousands):

	2014	2013	2012
Accrued postretirement benefit liability
Current portion	$(368)	$(356)	$(322)
Long term portion	(7,834)	(5,544)	(5,632)
Pre-tax accumulated other comprehensive loss – unamortized post-retirement healthcare costs	4,521	2,256	2,329
Net amount recognized	$(3,681)	$(3,644)	$(3,625)
Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Service cost	$16	$16	$15
Interest cost	255	203	224
Amortization of unrecognized prior service cost	44	—	(1)
Loss amortization (2)	78	123	111
Net periodic benefit cost	$393	$342	$349
Assumptions used to calculate the benefit obligation:
Discount rate	3.7%	4.5%	3.5%
Annual rate of increase in the per capita cost of:
Medical costs before age 65 (1)	8.0%	8.5%	9.0%
Medical costs after age 65 (1)	7.0%	7.3%	7.5%
Prescription drug costs (1)	9.0%	7.8%	8.0%

(1)    It was assumed that these rates would gradually decline to 4% by 2022.
(2)      Actuarial (gains)/losses are amortized utilizing the corridor approach. Differences between actual experience and the actuarial assumptions are reflected in (gain)/loss. If the total net (gain) or loss exceeds 10 percent of the greater of the accumulated postretirement benefit obligation or plan asset, this excess must be amortized over the average remaining service period of the active plan participants. If most of the plan participants are inactive, the amortization period is the expected future lifetime of inactive plan participants.

A 1% change in the annual medical inflation rate issued would have the following impact on the amounts reported at December 31 are as follows (in thousands):

	2014	2013
Effect on accumulated postretirement benefit obligation
1% increase	$969	$697
1% decrease	$(830)	$(597)
Effect on annual service and interest costs
1% increase	$34	$27
1% decrease	$(28)	$(23)
The measurement date used to determine postretirement benefit obligation measures was December 31.

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2015	$368
2016	$369
2017	$387
2018	$397
2019	$418
Years 2020 - 2024	$2,254
10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive (loss) income is as follows (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Unamortized Post-Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$(93)	$—	$(8)	$(2,328)	$(2,429)	$(854)	$(1,575)
Other comprehensive loss on cash flow hedge before reclassification	—	—	—	—	—	—	—
Reclassified loss on cash flow hedge from other comprehensive (loss) income	—	—	—	—	—	—	—
Minimum pension and post retirement health care plan adjustments	—	—	84	72	156	58	98
Foreign currency gain	(2,108)	—	—	—	(2,108)	—	(2,108)
Balance at December 31, 2013	$(2,201)	$—	$76	$(2,256)	$(4,381)	$(796)	$(3,585)
Other comprehensive loss on cash flow hedge before reclassification	—	(875)	—	—	(875)	(319)	(556)
Reclassified loss on cash flow hedge from other comprehensive (loss) income	—	650	—	—	650	237	413
Minimum pension and post retirement health care plan adjustments	—	—	(33)	(2,265)	(2,298)	(839)	(1,459)
Foreign currency gain	(4,364)	—	—	—	(4,364)	—	(4,364)
Balance at December 31, 2014	$(6,565)	$(225)	$43	$(4,521)	$(11,268)	$(1,717)	$(9,551)

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
The estimated net amount of the existing unrealized loss on cash flow hedges that is expected to be reclassified into earnings within the next twelve months is $225,000.
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

Options, Restricted Stock Units, Restricted Stock Awards
The following table provides the number of restricted stock units (that will convert to shares upon vesting) and shares of restricted stock that were issued during the years ended December 31 along with the weighted-average grant-date fair value of each award:

	2014		2013		2012
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	218,857	$16.96	150,570	$14.60	151,452	$13.58
Restricted shares	21,721	$16.76	13,188	$16.83	11,130	$11.86
At December 31, 2014, 376,000 shares were available for issuance under the Plan as incentive stock options or other stock awards.
The Company recognized the following compensation expense in connection with awards that vested under the 2005 Equity Incentive Plan and previously terminated plans along with the related tax benefits recognized during the years ended December 31 (in thousands):

	2014	2013	2012
Expense recognized under terminated plans	$—	$—	$18
Expense recognized under the Plan	3,150	2,564	3,130
Total stock compensation expense	$3,150	$2,564	$3,148
Tax benefits recognized related to stock compensation expense	$1,229	$1,000	$1,228
The fair value of the restricted shares and restricted stock units issued during the three years ended December 31, 2014 was based on the grant-date market price. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2014, 2013, and 2012. Expected stock volatility was based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options.
The following table summarizes the ranges of outstanding and exercisable options at December 31, 2014:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$8.90 – $8.90	59,175	5.70	$8.90	59,175	$8.90
$9.74 – $9.74	157,264	6.70	$9.74	113,514	$9.74
$11.89 – $18.78	148,781	3.54	$15.98	148,781	$15.98
$20.52 – $23.78	204,099	2.35	$22.56	204,099	$22.56
	569,319			525,569

The weighted average remaining life of options exercisable at December 31, 2014 is 4.00 years. The intrinsic value of options exercisable at December 31, 2014 was $1,393,000.

The following table summarizes information about stock option transactions:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2012	770,499	$14.74
Exercised	(27,500)	9.70
Forfeited	(31,375)	13.76
Balance at December 31, 2012	711,624	$14.97
Exercised	(59,750)	11.00
Forfeited	(29,750)	12.38
Balance at December 31, 2013	622,124	$15.48
Exercised	(52,805)	11.18
Balance at December 31, 2014	569,319	$15.88	4.00	$1,393,000
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $16.26 per share market price of the Company’s common stock as of December 31, 2014, which would have been received by the option holders had all option holders with an exercise price below the per share market price on December 31, 2014, exercised their options as of that date.
The following table sets forth the aggregate intrinsic value of options exercised and aggregate fair value of restricted stock units and restricted shares that vested during the years ended December 31 (in thousands):

	2014	2013	2012
Aggregate intrinsic value of options exercised	$326	$398	$115
Aggregate fair value of vested restricted stock units	$2,416	$1,900	$2,760
Aggregate fair value of vested restricted shares	$364	$222	$193
The following table summarizes information about non-vested restricted stock units (that will convert to shares upon vesting) and restricted shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	576,724	$14.77	5,053	$14.37
Granted	218,857	16.96	21,721	16.76
Vested	(136,110)	16.13	(16,515)	16.57
Forfeited	(11,979)	13.21	—	—
Balance at December 31, 2014	647,492	15.26	10,259	15.89
As of December 31, 2014, there was $4,300,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted stock units. That cost is expected to be recognized over a weighted average period of 3.3 years.
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

In January 2013, the Company awarded 304,000 performance stock units with grant date fair value of $4,123,000. As of December 31, 2013, 237,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was determined based on the Company’s actual return on invested capital (ROIC) for 2013 relative to the improved ROIC targeted for the performance period ending December 31, 2013. During the performance period, the participants earned 50.0% of target, aggregating 114,000 performance stock units compared to the target of 237,000 awards.
In January 2014 and June 2014, the Company awarded 212,000 and 19,000, respectively, of performance stock units with a grant date fair value of $3,914,000 and $319,000, respectively. As of December 31, 2014, 224,000 of the originally awarded performance stock units remain outstanding after forfeitures. The final number of performance stock units earned will be determined based on the Company's actual return on invested capital (ROIC) for 2014. Based on the actual 2014 ROIC, no shares were earned during the performance period.
The cost of the 2012, 2013, and 2014 performance stock awards are recognized over the requisite vesting period, which ranges between one year and three years, depending on the date a participant turns 60 and completes 5 years of service. After the vesting period, any performance stock units earned will convert to cash based on the trailing 90-day closing price of the Company’s common stock as of December 31, 2014, 2015, and 2016 and be payable to participants in January 2015, 2016, and 2017, respectively.
The following table summarizes the compensation expense recognized from the change in fair value and vesting of performance stock units awarded for the years ended December 31 (in thousands):

	2014	2013	2012
Performance stock unit compensation expense	$31	$2,214	$1,639
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
The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the years ended December 31, 2014, 2013, and 2012, respectively, 119,105, 132,037, and 253,587 restricted stock units that will convert to cash upon vesting were credited to participant accounts. At December 31, 2014 and 2013, the value of the restricted stock units in the MSPP was $15.68 and $15.97 per unit, respectively. At December 31, 2014 and 2013, 647,371 and 614,888 restricted stock units were credited to participant accounts including 62,455 and 47,268, respectively, of unvested restricted stock units.
The MSPP is a share-based liability settled in cash. The following table sets forth the cash paid to settle these liability awards and expense recognized for the years ended December 31 (in thousands):

	2014	2013	2012
Share-based liabilities paid	$2,120	$531	$542
MSPP expense	$329	$3,857	$1,180
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The primary risks that the Company manages through its derivative instruments are foreign currency exchange rate risk and commodity pricing risk. Accordingly, we have instituted hedging programs that are accounted for in accordance with Topic 815, “Derivatives and Hedging.”

•
Our foreign currency hedging program is a cash flow hedge program designed to limit the exposure to variability in expected future cash flows. The Company uses foreign currency forward agreements and currency options, all of which mature within fourteen months, to manage its exposure to fluctuations in the foreign currency exchange rates. These contracts are not currently designated as hedging instruments in accordance with Topic 815, and therefore changes in fair value are recorded through earnings.

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

Derivatives not designated as hedging instruments
To minimize commodity price exposure, the Company has commodity options with notional amounts of $10,440,000 at December 31, 2014. These derivative instruments mature at various times through January 2016.

To minimize foreign currency exposure, the Company has foreign currency options with notional amounts of $83,500,000 at December 31, 2014. These derivative instruments mature at various times through February 2016.

These commodity options and forward exchange options are recorded in the consolidated balance sheet at fair value and the resulting gains or losses are recorded to other income in the consolidated statement of operations. The losses (gains) recognized for the twelve months ended December 31, are as follows (in thousands):

Derivatives not designated as hedging instruments	2014	2013	2012
Commodity options	685	—	—
Foreign exchange forwards	(731)	—	—
Foreign exchange options (1)	(1,015)	—	—
Total non-designated derivative realized (gain) loss, net	(1,061)	—	—

(1) Includes a loss of $477,000 for the discontinuation of cash flow hedges for which the forecasted transactions are not expected to occur within the originally forecasted time frame.

Summary of Derivatives
Derivatives consist of the following (in thousands):

		December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments	Classification	Fair Value	Fair Value
Commodity options	Other current assets	$591	$—
Commodity options	Other assets	162	—
Foreign exchange options	Other current assets	1,851	—
Foreign exchange options	Other assets	445	—
	Total assets	$3,049	$—

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
As described in Note 12 of the consolidated financial statements, the Company holds derivative foreign currency exchange forwards, foreign currency exchange options and commodity options. The fair values of foreign currency exchange contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates.
The fair value of commodity options is determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include forward rates and implied volatility. In addition, the Company received fair value estimates from the commodity contract counterparty to verify the reasonableness of the Company’s estimates.
The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, and long-term debt.  The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At December 31, 2014 and 2013, the carrying value of outstanding debt was $213,600,000 and $214,007,000, respectively.  The fair value of the Company’s Senior Subordinated 6.25% Notes was estimated based on quoted market prices.

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of December 31, 2014 and 2013 (in thousands):

		December 31, 2014
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	$—	$—	$328	$328
Foreign currency exchange options	Other current assets	—	1,851	—	1,851
Foreign currency exchange options	Other assets	—	445	—	445
Commodity instruments	Other current assets	—	591	—	591
Commodity instruments	Other assets	—	162	—	162

Disclosed at fair value
Total long-term debt	Long-term debt	$215,831	$—	$—	$215,831

		December 31, 2013
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	$—	$—	$1,864	$1,864

Disclosed at fair value
Total long-term debt	Long-term debt	$220,825	$—	$—	$220,825
The Company did not hold any derivatives as of December 31, 2013. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2014 and 2013.
Contingent consideration liability
As described in Note 4 of the consolidated financial statements, the Company acquired the assets of a business in 2013 for which a portion of the purchase consideration is based on an earn out provision. This liability resulting from this earn-out provision is based on the acquired business’s future EBITDA through 2015. A discounted cash flow analysis, incorporating a Monte Carlo simulation, was used to determine the fair value of a contingent consideration liability. The simulation used a triangular distribution of 500,000 trails and was performed incorporating assumptions such as project future incomes, upside potentials, low-end expectations, expected synergies to calculate the EBITDA. The calculated EBITDA was subsequently discounted at the pretax cost of debt to determine the fair value. The liability is revalued at each year end for actual EBITDA incurred during the earn-out period to determine the updated fair value.

Other nonrecurring fair value measurements
The Company also recognized the impairment of certain property, plant, and equipment during the years ended December 31, 2014, 2013, and 2012. The impairment charges were calculated by determining the fair value of the property, plant, and equipment using unobservable inputs which primarily include replacement cost less depreciation or market data for transactions involving similar assets. These inputs are classified as Level 3 inputs. See Note 15 of the consolidated financial statements for more disclosure regarding the impairment of certain property, plant, and equipment.
During 2014, 2013, and 2012, the Company also recognized impairments to intangible assets. The impairment charges were calculated by determining the fair value of these assets. The fair value measurements were calculated using discounted cash flow analyses which rely upon unobservable inputs classified as Level 3 inputs. See Note 5 of the consolidated financial statements for more disclosure regarding the impairment of intangible assets.
The Company also applied fair value principles during the goodwill impairment tests performed during 2014, 2013, and 2012. Step one of the goodwill impairment test consisted of determining a fair value for each of the Company’s reporting units. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 or Level 2 inputs that are observable or available from active markets. Therefore, the Company used two valuation models to estimate the fair values of its reporting units, both of which use Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, terminal value, WACC, and earnings multiples. As a result of the goodwill impairment test performed during 2014, 2013, and 2012, the Company recognized goodwill impairment charges. See Note 5 of the consolidated financial statements for the results of the Company’s goodwill impairment tests.

14. DISCONTINUED OPERATIONS

For certain divestiture transactions, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. For the years ended December 31, 2014, 2013, and 2012, management recorded a contingent liability for such provisions related to discontinued operations. Management does not believe that the outcome of such claims, or other claims, would significantly affect the Company’s financial condition or results of operations.
15. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of facilities and product lines. The Company consolidated two facilities each year during 2014, 2013, and 2012, respectively, in this effort.
During this process, the Company has incurred exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. If future opportunities for cost savings are identified, other facility consolidations and closings will be considered.

During 2014, the Company incurred a net change in asset impairment charges of $455,000, the net result of a gain on the sale of one of the consolidated facilities previously impaired in 2013, partially offset by impairment charges for the other facility consolidated during 2014. The following table sets forth the asset impairment charges (recovery) incurred by segment during the years ended December 31 related to the restructuring activities described above (in thousands):

	2014	2013	2012
Residential Products	$(580)	$1,616	$1,932
Industrial and Infrastructure Products	125	—	—
Corporate	—	—	140
Total asset impairment charges (recovery) related to restructuring activities	$(455)	$1,616	$2,072
The following table provides a summary of exit activity costs and asset impairments by segment for the years ended December 31 (in thousands):

	2014	2013	2012
Residential Products	$752	$2,521	$2,457
Industrial and Infrastructure Products	919	113	1,407
Corporate	—	—	140
Total exit activity costs and asset impairments	$1,671	$2,634	$4,004
The following table provides a summary of where the above exit activity costs and asset impairments are recorded in the consolidated statements of operations for the years ended December 31 (in thousands):

	2014	2013	2012
Cost of sales	$843	$2,519	$3,741
Selling, general, and administrative expense	828	115	263
Total exit activity costs and asset impairments	$1,671	$2,634	$4,004

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2014	2013
Balance as of January 1	$1,092	$1,323
Exit activity costs recognized	2,126	1,018
Cash payments	(2,643)	(1,249)
Balance as of December 31	$575	$1,092
16. INCOME TAXES
The components of income (loss) before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2014	2013	2012
Domestic	$(87,179)	$19,787	$18,468
Foreign	2,429	(20,619)	3,699
(Loss) income before taxes from continuing operations	$(84,750)	$(832)	$22,167
The provision for (benefit of) income taxes from continuing operations for the years ended December 31 consisted of the following (in thousands):

	2014	2013	2012
Current:
U.S. Federal	$1,684	$3,635	$5,780
State	1,265	1,507	1,483
Foreign	733	892	1,260
Total current	3,682	6,034	8,523
Deferred:
U.S. Federal	(6,373)	2,655	844
State	(203)	(2,847)	489
Foreign	(64)	(1,045)	(339)
Total deferred	(6,640)	(1,237)	994
Provision for income taxes	$(2,958)	$4,797	$9,517

The (benefit of) provision for income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	2014	2013	2012
Current:
U.S. Federal	$(18)	$(3)	$(98)
State	(1)	—	(186)
Foreign	—	—	—
(Benefit of) provision for income taxes	$(19)	$(3)	$(284)

The provision for income taxes from continuing operations differs from the federal statutory rate of 35% for the years December 31 due to the following (in thousands):

	2014		2013		2012
Statutory rate	$(29,664)	35.0%	$(291)	35.0%	$7,758	35.0%
Intangible asset impairment	26,637	(31.4)%	7,241	(870.3)%	1,514	6.8%
State taxes, less federal effect	606	(0.7)%	1,382	(166.1)%	1,282	5.8%
Change in valuation allowance	94	(0.1)%	(2,268)	272.6%	(39)	(0.2)%
Federal tax credits	(255)	0.3%	(517)	62.1%	(270)	(1.2)%
Uncertain tax positions	(169)	0.2%	(515)	61.9%	(872)	(3.9)%
Foreign rate differential	(311)	0.4%	(163)	19.6%	(335)	(1.5)%
Non-deductible expenses	173	(0.2)%	(66)	7.9%	366	1.7%
Other	(69)	—%	(6)	0.7%	113	0.5%
	$(2,958)	3.5%	$4,797	(576.6)%	$9,517	43.0%
Deferred tax liabilities (assets) at December 31 consist of the following (in thousands):

	2014	2013
Depreciation	$18,896	$19,278
Goodwill	29,175	33,982
Intangible assets	18,637	20,951
Other	1,464	1,466
Gross deferred tax liabilities	68,172	75,677
Equity compensation	(11,826)	(12,858)
Other	(16,988)	(15,623)
Gross deferred tax assets	(28,814)	(28,481)
Valuation allowances	400	306
Deferred tax assets, net of valuation allowances	(28,414)	(28,175)
Net deferred tax liabilities	$39,758	$47,502
Net current deferred tax assets of $10,014,000 and $7,622,000 are included in other current assets in the consolidated balance sheet at December 31, 2014 and 2013, respectively.

Deferred taxes include net deferred tax assets relating to certain state and foreign tax jurisdictions. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required if it is more likely than not that such assets will not be realized. The following sets forth a reconciliation of the beginning and ending amount of the Company’s valuation allowance (in thousands):

	2014	2013	2012
Balance as of January 1	$306	$2,574	$2,613
Cost charged to the tax provision	144	—	266
Reductions	(50)	(2,268)	(305)
Balance as of December 31	$400	$306	$2,574
The Company made net payments for income taxes, for the following amounts for the years ended December 31 (in thousands):

	2014	2013	2012
Payments made for income taxes, net	$(6,509)	$(7,564)	$(8,944)
Provision has not been made for U.S. taxes on $28,237,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be indefinitely reinvested. As of December 31, 2014, the Company’s foreign operations held

$19,144,000 of cash that provides foreign operations with liquidity to reinvest in working capital and capital expenditures for their operations. Any excess earnings could be used to grow the Company’s foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance as of January 1	$1,694	$2,485	$3,687
Additions for tax positions of the current year	180	83	105
Additions for tax positions of prior years	93	—	67
Reductions for tax positions of prior years for:
Settlements and changes in judgment	(154)	(26)	(857)
Lapses of applicable statute of limitations	(399)	(848)	(517)
Balance as of December 31	$1,414	$1,694	$2,485
The Company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to ten years. Currently, the Company is under examination in Germany for 2009 through 2012 and the United States for 2012 through 2013.
All unrecognized tax benefits would affect the effective tax rate, if recognized as of December 31, 2014 and 2013. The Company classifies accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest (net of federal tax benefit) and penalties recognized during the years ended December 31 were (in thousands):

	2014	2013	2012
Interest and penalties recognized as income	$(28)	$(92)	$(48)
At December 31, 2014, the Company had net operating loss carry forwards for federal, state, and foreign income tax purposes totaling $31,700,000 which will expire between 2015 and 2033. The Company recognized $1,796,000 of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances.
17. EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, include shares issuable under the equity compensation plans described in Note 11 of the consolidated financial statements. The weighted average number of shares and conversions utilized in the calculation of diluted earnings per share does not include potential anti-dilutive common shares aggregating 503,000, 762,000, and 973,000 at December 31, 2014, 2013, and 2012, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock awards assumed to have vested.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands):

	2014	2013	2012
Numerator:
(Loss) income from continuing operations	$(81,792)	$(5,629)	$12,650
(Loss) income from discontinued operations	(32)	(4)	(5)
Net (loss) income available to common shareholders	$(81,824)	$(5,633)	$12,645
Denominator for basic earnings per share:
Weighted average shares outstanding	31,066	30,930	30,752
Denominator for diluted earnings per share:
Common stock options and restricted stock	—	—	105
Weighted average shares and conversions	31,066	30,930	30,857
For the years ended December 31, 2014 and 2013, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculations. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculations because the effect would have been anti-dilutive was 211,000 and 177,000 shares for the years ended December 31, 2014 and 2013, respectively.
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

	2014	2013	2012
Rent expense	$12,290	$11,796	$11,178
Future minimum lease payments under these noncancelable operating leases as of December 31, 2013 are as follows (in thousands):

2015	$10,612
2016	$8,614
2017	$7,659
2018	$5,987
2019	$3,310
Thereafter	$6,557
The Company offers various product warranties to its customers concerning the quality of its products and services. Based upon the short duration of warranty periods and favorable historical warranty experience, the Company determined that a warranty accrual at December 31, 2014 and 2013 was not required.
The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operations.
Escheat Audits
The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), has notified numerous companies, including Gibraltar Industries, Inc., that the State will examine its books and records and those of its subsidiaries and related entities to determine compliance with the Delaware Escheat Laws. The review is being conducted by a third party on behalf of the State. Sixteen other states have retained the same third party and have sent similar notifications to Gibraltar. The scope of each state’s audit varies. The State of Delaware advises, for example, that the scope of its examination will be for the period 1981 through the present. The exposure, if any, related to the audits is not currently determinable.

19. RELATED PARTY TRANSACTIONS
Prior to his retirement as of December 31, 2014, a member of the Company’s Board of Directors, Gerald S. Lippes, was a partner in a law firm that provided legal services to the Company. At December 31, 2014 and 2013, the Company had $374,000 and $296,000 recorded in accounts payable for amounts due to this law firm, respectively. For the years ended December 31, the Company incurred the following costs for legal services from this firm, including services provided in connection with the sale of businesses and recognized as a component of discontinued operations as well as deferred debt issuance costs (in thousands):

	2014	2013	2012
Selling, general, and administrative expense	$1,357	$1,763	$1,511
Discontinued operations	—	—	12
Capitalized as deferred financing costs	—	223	—
Total related-party legal costs	$1,357	$1,986	$1,523
Effective September 30, 2013, Henning N. Kornbrekke, the former President and Chief Operating Officer, retired and entered into a consulting agreement with the Company. Through this agreement, he served as a consultant to the Company through December 2014 for a monetary fee of $10,000 per month.
20. SEGMENT INFORMATION
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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31 (in thousands):

	2014	2013	2012
Net sales
Residential Products	$431,915	$394,071	$375,105
Industrial and Infrastructure Products	431,432	435,168	416,289
Less: Intersegment sales	(1,260)	(1,672)	(1,336)
	862,087	827,567	790,058
Income (loss) from operations
Residential Products	$16,416	$34,965	$23,902
Industrial and Infrastructure Products	(74,634)	7,169	34,634
Unallocated Corporate Expenses	(12,199)	(20,654)	(18,275)
	$(70,417)	$21,480	$40,261
Depreciation and amortization
Residential Products	$10,699	$11,421	$11,572
Industrial and Infrastructure Products	13,910	14,688	13,565
Unallocated Corporate Expenses	823	941	1,207
	$25,432	$27,050	$26,344
Total assets
Residential Products	$394,092	$389,506	$399,986
Industrial and Infrastructure Products	308,150	411,093	437,581
Unallocated Corporate Expenses	111,918	93,563	46,107
	$814,160	$894,162	$883,674
Capital expenditures
Residential Products	$12,731	$5,937	$5,252
Industrial and Infrastructure Products	10,425	8,755	5,471
Unallocated Corporate Expenses	135	248	628
	$23,291	$14,940	$11,351

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 are as follows (in thousands):

	2014	2013	2012
Net sales:
North America	$816,473	$784,926	$741,675
Europe	45,614	42,641	48,383
Total	$862,087	$827,567	$790,058
Long-lived assets:
North America	$126,513	$130,407	$150,255
Europe	8,957	8,210	7,449
Total	$135,470	$138,617	$157,704

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$792,078	$88,096	$(18,087)	$862,087
Cost of sales	—	661,041	77,914	(16,913)	722,042
Gross profit	—	131,037	10,182	(1,174)	140,045
Selling, general, and administrative expense	128	95,735	6,629	—	102,492
Intangible asset impairment	—	107,970	—	—	107,970
(Loss) income from operations	(128)	(72,668)	3,553	(1,174)	(70,417)
Interest expense (income)	13,568	995	(142)	—	14,421
Other expense (income)	144	(328)	96	—	(88)
(Loss) income before taxes	(13,840)	(73,335)	3,599	(1,174)	(84,750)
(Benefit of) provision for income taxes	(4,381)	753	670	—	(2,958)
(Loss) income from continuing operations	(9,459)	(74,088)	2,929	(1,174)	(81,792)
Discontinued operations:
Loss before taxes	—	(51)	—	—	(51)
Benefit of income taxes	—	(19)	—	—	(19)
Loss from discontinued operations	—	(32)	—	—	(32)
Equity in earnings from subsidiaries	(71,191)	2,929	—	68,262	—
Net (loss) income	$(80,650)	$(71,191)	$2,929	$67,088	$(81,824)

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(80,650)	$(71,191)	$2,929	$67,088	$(81,824)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(4,364)	—	(4,364)
Adjustment to retirement benefit liability, net of tax	—	3	(27)	—	(24)
Adjustment to post-retirement healthcare benefit liability, net of tax	—	(1,435)	—	—	(1,435)
Unrealized loss on cash flow hedges, net of tax	—	(143)	—	—	(143)
Other comprehensive income (loss)	—	(1,575)	(4,391)	—	(5,966)
Total comprehensive (loss) income	$(80,650)	$(72,766)	$(1,462)	$67,088	$(87,790)

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$91,466	$19,144	$—	$110,610
Accounts receivable, net	—	91,713	9,428	—	101,141
Intercompany balances	21,619	(1,850)	(19,769)	—	—
Inventories	—	120,091	8,652	—	128,743
Other current assets	4,484	14,488	965	—	19,937
Total current assets	26,103	315,908	18,420	—	360,431
Property, plant, and equipment, net	—	116,628	12,947	—	129,575
Goodwill	—	229,558	6,486	—	236,044
Acquired intangibles	—	77,259	4,956	—	82,215
Other assets	2,931	2,964	—	—	5,895
Investment in subsidiaries	573,664	32,404	—	(606,068)	—
	$602,698	$774,721	$42,809	$(606,068)	$814,160
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$74,751	$6,495	$—	$81,246
Accrued expenses	5,469	45,561	1,409	—	52,439
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	5,469	120,712	7,904	—	134,085
Long-term debt	210,000	3,200	—	—	213,200
Deferred income taxes	—	47,717	2,055	—	49,772
Other non-current liabilities	—	29,428	446	—	29,874
Shareholders’ equity	387,229	573,664	32,404	(606,068)	387,229
	$602,698	$774,721	$42,809	$(606,068)	$814,160

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
DECEMBER 31, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities of continuing operations	$(13,437)	$40,820	$5,200	$—	$32,583
Net cash used in operating activities of discontinued operations	—	(41)	—	—	(41)
Net cash (used in) provided by operating activities	(13,437)	40,779	5,200	—	32,542
Cash Flows from Investing Activities
Other investing activities	—	277	—	—	277
Purchases of property, plant, and equipment	—	(19,286)	(4,005)	—	(23,291)
Net proceeds from sale of property and equipment	—	5,989	3	—	5,992
Net cash used in investing activities	—	(13,020)	(4,002)	—	(17,022)
Cash Flows from Financing Activities
Long-term debt payments	—	(407)	—	—	(407)
Payment of deferred financing fees	—	(35)	—	—	(35)
Purchase of treasury stock at market prices	(575)	—	—	—	(575)
Intercompany financing	13,317	(11,707)	(1,610)	—	—
Tax benefit from equity compensation	100	—	—	—	100
Net proceeds from issuance of common stock	595	—	—	—	595
Net cash provided by (used in) financing activities	13,437	(12,149)	(1,610)	—	(322)
Effect of exchange rate changes on cash	—	—	(1,627)	—	(1,627)
Net increase (decrease) in cash and cash equivalents	—	15,610	(2,039)	—	13,571
Cash and cash equivalents at beginning of year	—	75,856	21,183	—	97,039
Cash and cash equivalents at end of period	$—	$91,466	$19,144	$—	$110,610

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

22. QUARTERLY UNAUDITED FINANCIAL DATA

GIBRALTAR INDUSTRIES, INC.
QUARTERLY UNAUDITED FINANCIAL DATA
(in thousands, except per share data)

	2014 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
Net sales	$191,032	$234,960	$234,101	$201,994	$862,087
Gross profit	$29,864	$40,123	$41,578	$28,480	$140,045
Income (loss) from operations	$333	$14,730	$18,392	$(103,872)	$(70,417)
Interest expense	$3,640	$3,691	$3,657	$3,433	$14,421
(Loss) income from continuing operations	$(2,086)	$6,431	$9,571	$(95,708)	$(81,792)
Loss from discontinued operations	$—	$—	$(31)	$(1)	$(32)
Net (loss) income	$(2,086)	$6,431	$9,540	$(95,709)	$(81,824)
(Loss) income per share from continuing operations:
Basic	$(0.07)	$0.21	$0.31	$(3.08)	$(2.63)
Diluted	$(0.07)	$0.21	$0.31	$(3.08)	$(2.63)
Loss per share from discontinued operations:
Basic	$—	$—	$(0.01)	$—	$—
Diluted	$—	$—	$(0.01)	$—	$—

	2013 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
Net sales	$196,801	$224,519	$217,412	$188,835	$827,567
Gross profit	$36,177	$44,706	$41,762	$35,452	$158,097
Income (loss) from operations	$5,196	$16,283	$(6,152)	$6,153	$21,480
Interest expense	$11,160	$3,690	$3,828	$3,811	$22,489
(Loss) income from continuing operations	$(3,643)	$7,732	$(13,727)	$4,009	$(5,629)
Loss from discontinued operations	$(4)	$—	$—	$—	$(4)
Net (loss) income	$(3,647)	$7,732	$(13,727)	$4,009	$(5,633)
(Loss) income per share from continuing operations:
Basic	$(0.12)	$0.25	$(0.44)	$0.13	$(0.18)
Diluted	$(0.12)	$0.25	$(0.44)	$0.13	$(0.18)
Income per share from discontinued operations:
Basic	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). The Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation and the definition of disclosure controls and procedures contained in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s Chief Executive Officer, and Chief Financial Officer have concluded that as of the end of such period the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2014 that have materially affected the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Gibraltar Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Gibraltar Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2014 and 2013, and the related consolidated statement of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Gibraltar Industries, Inc. and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 24, 2015

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2015 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2014 fiscal year.
The Company has adopted a Code of Ethics that applies to the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and other senior financial officers and executives of the Company. The complete text of this Code of Ethics is available in the corporate governance section of our website at www.gibraltar1.com. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

Item 11.	Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2015 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2014 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2015 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2014 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2015 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2014 fiscal year.

Item 14.	Principal Accounting Fees and Services
Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2015 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2014 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

	(1)	The following financial statements are included:

		(i)	Report of Independent Registered Public Accounting Firm

		(ii)	Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013, and 2012

		(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012

		(iv)	Consolidated Balance Sheets as of December 31, 2014 and 2013

		(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012

		(vi)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012

		(vii)	Notes to Consolidated Financial Statements

	(2)	The following Financial Statement Schedules for the years ended December 31, 2014, 2013, and 2012 are included in this Annual Report on Form 10-K:

		(i)	Quarterly Unaudited Financial Data (included in notes to consolidated financial statements)

Schedules other than those listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

	(3)	Exhibits: the index of exhibits to this Annual Report on Form 10-K included herein is set forth on the attached Exhibit Index beginning on page 99.

(b)	Other Information:

Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
By	/s/ Frank G. Heard
Frank G. Heard
President and Chief Executive Officer
Dated: February 24, 2015
In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Frank G. Heard	President, Chief Executive Officer (principal executive officer) and Director	February 24, 2015
Frank G. Heard

/s/ Kenneth W. Smith	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 24, 2015
Kenneth W. Smith

/s/ Brian J. Lipke	Chairman of the Board	February 24, 2015
Brian J. Lipke

/s/ William J. Colombo	Director	February 24, 2015
William J. Colombo

/s/ Jane L. Corwin	Director	February 24, 2015
Jane L. Corwin

/s/ Craig A. Hindman	Director	February 24, 2015
Craig A. Hindman

/s/ Vinod M. Khilnani	Director	February 24, 2015
Vinod M. Khilnani

/s/ William P. Montague	Director	February 24, 2015
William P. Montague

/s/ Arthur A. Russ, Jr.	Director	February 24, 2015
Arthur A. Russ, Jr.

/s/ Robert E. Sadler, Jr.	Director	February 24, 2015
Robert E. Sadler, Jr.

Exhibit Index

Exhibit Number	Exhibit

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

3.2	Amended and Restated By Laws of Gibraltar Industries, Inc. effective January 1, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2015)

4.1	Specimen Common Share Certificate (incorporated by reference number to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

4.2
Indenture for 6.25% Notes dated as of January 31, 2013, among the Company, the Guarantors (as defined therein) and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 1, 2013).

10.1*
Amended and Restated Employment Agreement dated as of January 1, 2015 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2015)

10.2*
Employment Agreement dated as of May 9, 2014 between the Registrant and Frank G. Heard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2014), as amended by Employment Agreement, dated January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2015)

10.3*
Amended and Restated Change in Control Agreement between the Company and Brian J. Lipke dated December 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2013)

10.4*	Change in Control Agreement between the Company and Frank G. Heard dated January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 5, 2015)

10.5*	Change in Control Agreement between the Company and Kenneth W. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.6*	Change in Control Agreement between the Company and Paul M. Murray (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 24 , 2009)

10.7*	Consulting Agreement between the Company and Henning N. Kornbrekke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2013)

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

10.10*
Amended and Restated Gibraltar Industries, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2006), as amended by Equity Incentive Plan, dated May 18, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2009)

10.11*
Fourth Amendment and Restatement of the Gibraltar Industries, Inc. Management Stock Purchase Plan, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2012), as amended by adding an Appendix Applicable to Canadian Residents, dated June 11, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2014.

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

10.15*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Non-Qualified Option (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2005)

10.16*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award (Retirement) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2011)

10.17*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2012)

10.18*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2013)

10.19*	Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2014)

10.20*
Gibraltar Industries, Inc. 2005 Equity Incentive Plan Form of Award of Restricted Units dated January 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2014)

10.21
Fourth Amended and Restated Credit Agreement dated October 11, 2011 among Gibraltar Industries, Inc. and Gibraltar Steel Corporation of New York, as borrowers, the lenders parties thereto, Key Bank National Association, as administrative agent, JPMorgan Chase Bank, N.A., as co-syndication agent, Bank of America, N.A., as co-syndication agent, M&T Bank, as co-documentation agent, RBS Citizens, National Association, as co-documentation agent, and HSBC Bank USA, National Association, as co-documentation agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 13, 2011)

Exhibit Number	Exhibit

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Document is a management contract or compensatory plan or agreement.

**	Submitted electronically with this Annual Report on Form 10-K.