Form 10-Q
period 2015-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2015-05-07
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of May 5, 2015, the number of common shares outstanding was: 30,963,569

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net Sales	$200,615	$191,032
Cost of sales	170,700	161,168
Gross profit	29,915	29,864
Selling, general, and administrative expense	20,945	29,531
Income from operations	8,970	333
Interest expense	3,700	3,640
Other (income) expense	(3,559)	30
Income (loss) before taxes	8,829	(3,337)
Provision for (benefit of) income taxes	3,292	(1,251)
Income (loss) from continuing operations	5,537	(2,086)
Discontinued operations:
Loss before taxes	(44)	—
Benefit of income taxes	(16)	—
Loss from discontinued operations	(28)	—
Net income (loss)	$5,509	$(2,086)
Net earnings per share – Basic:
Income (loss) from continuing operations	$0.18	$(0.07)
Loss from discontinued operations	—	—
Net income (loss)	$0.18	$(0.07)
Weighted average shares outstanding – Basic	31,191	31,034
Net earnings per share – Diluted:
Income (loss) from continuing operations	$0.18	$(0.07)
Loss from discontinued operations	—	—
Net income (loss)	$0.18	$(0.07)
Weighted average shares outstanding – Diluted	31,386	31,034
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$5,509	$(2,086)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,800)	(904)
Reclassification of loss on cash flow hedges, net of tax	143	—
Adjustment to retirement benefit liability, net of tax	2	2
Adjustment to post-retirement health care liability, net of tax	37	19
Other comprehensive loss	(3,618)	(883)
Total comprehensive income (loss)	$1,891	$(2,969)
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$118,300	$110,610
Accounts receivable, net of reserve of $4,154 and $4,280 in 2015 and 2014	115,284	101,141
Inventories	133,624	128,743
Other current assets	22,116	19,937
Total current assets	389,324	360,431
Property, plant, and equipment, net	113,769	129,575
Goodwill	235,523	236,044
Acquired intangibles	80,439	82,215
Other assets	4,702	5,895
	$823,757	$814,160
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$90,155	$81,246
Accrued expenses	48,419	52,439
Current maturities of long-term debt	400	400
Total current liabilities	138,974	134,085
Long-term debt	213,200	213,200
Deferred income taxes	49,652	49,772
Other non-current liabilities	32,572	29,874
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,401 and 31,342 shares issued in 2015 and 2014	314	313
Additional paid-in capital	247,826	247,232
Retained earnings	160,134	154,625
Accumulated other comprehensive loss	(13,169)	(9,551)
Cost of 451 and 429 common shares held in treasury in 2015 and 2014	(5,746)	(5,390)
Total shareholders’ equity	389,359	387,229
	$823,757	$814,160
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$5,509	$(2,086)
Loss from discontinued operations	(28)	—
Income (loss) from continuing operations	5,537	(2,086)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,149	6,566
Stock compensation expense	568	660
Net gain on sale of assets	(8,141)	—
Other non-cash adjustments	(1,718)	550
Non-cash charges to interest expense	179	261
Changes in operating assets and liabilities:
Accounts receivable	(15,332)	(17,107)
Inventories	(5,361)	(6,266)
Other current assets and other assets	1,786	(2,248)
Accounts payable	8,450	13,060
Accrued expenses and other non-current liabilities	(6,869)	(8,016)
Net cash used in operating activities	(14,752)	(14,626)
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(2,022)	(4,056)
Net proceeds from sale of property and equipment	26,181	137
Other investing activities	(61)	—
Net cash provided by (used in) investing activities	24,098	(3,919)
Cash Flows from Financing Activities
Long-term debt payments	—	(2)
Purchase of treasury stock at market prices	(356)	(408)
Net proceeds from issuance of common stock	9	365
Excess tax benefit from stock compensation	18	91
Net cash (used in) provided by financing activities	(329)	46
Effect of exchange rate changes on cash	(1,327)	(354)
Net increase (decrease) in cash and cash equivalents	7,690	(18,853)
Cash and cash equivalents at beginning of year	110,610	97,039
Cash and cash equivalents at end of period	$118,300	$78,186
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2014	31,342	$313	$247,232	$154,625	$(9,551)	429	$(5,390)	$387,229
Net income	—	—	—	5,509	—	—	—	5,509
Foreign currency translation adjustment	—	—	—	—	(3,800)	—	—	(3,800)
Adjustment to pension benefit liability, net of taxes of $2	—	—	—	—	2	—	—	2
Adjustment to post employment health care benefit liability, net of taxes of $23	—	—	—	—	37	—	—	37
Reclassification of loss on cash flow hedges, net of tax of $82	—	—	—	—	143	—	—	143
Stock compensation expense	—	—	568	—	—	—	—	568
Excess tax benefit from stock compensation	—	—	18	—	—	—	—	18
Stock options exercised	1	—	9	—	—	—	—	9
Net settlement of restricted stock units	58	1	(1)	—	—	22	(356)	(356)
Balance at March 31, 2015	31,401	$314	$247,826	$160,134	$(13,169)	451	$(5,746)	$389,359
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three months ended March 31, 2015 and 2014, the financial position at March 31, 2015 and December 31, 2014, the statements of cash flow for the three months ended March 31, 2015 and 2014, and the statement of shareholders’ equity for the three months ended March 31, 2015 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report for the year ended December 31, 2014 as filed on Form 10-K along with any new disclosures provided below:

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month periods ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. The Company is subject to seasonal fluctuations in its businesses primarily due to reduced activity in the first and fourth quarters for the industries which we serve due to inclement weather.

Sale-Leaseback Transaction

During the first quarter of 2015, in order to capitalize on favorable real estate market conditions, the Company entered into a transaction to sell one of its real estate properties to an independent third party for $26,373,000. The Company leased back the entire property under a five year operating lease agreement. In accordance with U.S. generally accepted accounting principles, the Company accounted for the transaction as a sale-leaseback. The net present value of the Company's future minimum lease payments of $5,765,000 were less than the gain on sale of $13,144,000. As such, the portion of the gain equal to the fair value of the future minimum lease payments was deferred and is being amortized on a straight-line basis over the five year life of the lease. The gain exceeding the fair value of the minimum lease payments of $7,379,000 was recognized during the quarter ended March 31, 2015 as a component of selling, general, and administrative expenses. The minimum lease payment for each of the five years is $1,378,000.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-01, "Income Statement - Extraordinary and Unusual Items" (Subtopic 225-20). The amendments in this Update simplify the income statement presentation by eliminating the concept of extraordinary items. The amendment in this Update is effective beginning after December 15, 2015, and early adoption is permitted. The Company adopted the amendments in this Update as of March 31, 2015, and the adoption does not have a material impact on either the Company's financial results, or the presentation of those results.

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-02, "Consolidation" (Topic 810). The amendments in this Update change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities specifically related to variable interest entities, limited partnerships, and other similar legal entities. The amendments in this Update are effective beginning after December 15, 2015, and early adoption is permitted. The Company adopted the amendments in this Update as of March 31, 2015, and the adoption does not have a material impact on the Company's financial results.

In April 2015, guidance was issued which changes the presentation of debt issuance costs from an asset to a direct deduction from the related liability. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be early adopted for financial statements that have not been previously issued and its provisions are to be retrospectively applied as a change in accounting principle. Upon adoption, this guidance is expected to decrease Other assets, which includes our deferred financing costs on our debt obligations, and comparably decrease Long-term debt on our Balance Sheets. This guidance is not expected to have any impact on our Statements of Operations or our Statements of Cash Flows.
3. INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw material	$62,451	$58,665
Work-in-process	14,251	12,841
Finished goods	56,922	57,237
Total inventories	$133,624	$128,743
4. ACQUISITIONS
In September 2013, the Company purchased the assets of a domestic designer and distributor of solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition (included in the Company’s Residential Products segment). The fair value of the aggregate purchase consideration for the assets acquired was $7,454,000. As part of the purchase agreement, the Company is required to pay additional consideration, or an earn-out provision, based on the acquired business’s EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) through the last day of the twenty-fourth month following the closing date of the acquisition. The Company expects to make payments of additional consideration through the end of 2015. The purchase agreement does not provide for a limit of the amount of additional consideration. The Company recorded a payable of $2,322,000 to reflect the fair value of the Company’s obligation at the date of the acquisition. Adjustments to this payable are and will be reflected in the Company’s Statement of Operations. The fair value of the Company’s obligation was $305,000 as of March 31, 2015, which resulted in a $228,000 gain recorded in SG&A during the three months ended March 31, 2015. The Company also recorded $4,000 to interest expense for this obligation during the three months ended March 31, 2015.
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

The allocation of purchase consideration to the assets acquired and liabilities assumed during 2013 were as follows (in thousands):

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

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative costs	$(228)	$2
Cost of sales	—	206
Total acquisition related costs	$(228)	$208
5. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Total
Balance at December 31, 2014	$181,285	$54,759	$236,044
Foreign currency translation	—	(521)	(521)
Balance at March 31, 2015	$181,285	$54,238	$235,523
The goodwill balances as of March 31, 2015 and December 31, 2014 are net of accumulated impairment losses of $255,530,000.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$41,785	$—	$42,720	$—	Indefinite
Finite-lived intangible assets:
Trademarks	4,493	1,949	3,886	1,827	2 to 15 Years
Unpatented technology	24,527	9,210	24,527	8,768	5 to 20 Years
Customer relationships	52,336	31,775	52,974	31,554	5 to 16 Years
Non-compete agreements	1,807	1,575	1,807	1,550	4 to 10 Years
Backlog	1,330	1,330	1,330	1,330	1 to 2 Years
	84,493	45,839	84,524	45,029
Total acquired intangible assets	$126,278	$45,839	$127,244	$45,029

The following table summarizes the acquired intangible asset amortization expense for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization expense	$1,426	$1,439

Amortization expense related to acquired intangible assets for the remainder of fiscal 2015 and the next five years thereafter is estimated as follows (in thousands):

2015	$4,169
2016	$5,254
2017	$4,916
2018	$4,358
2019	$3,688
2020	$3,327
6. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	3,600	3,600
Total debt	213,600	213,600
Less current maturities	400	400
Total long-term debt	$213,200	$213,200
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
Separately, we have a Senior Credit Agreement entered into during 2011 that provides both a revolving credit facility and letters of credit which in an aggregate amount, are not permitted to exceed the lesser of (i) $200 million and (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement is also guaranteed by each of the Company’s significant domestic subsidiaries. The Company can request additional financing from the lenders under the Senior Credit Facility to increase the revolving credit facility to $250 million under the terms of the Senior Credit Agreement. We have had no revolver borrowing against the Senior Credit Agreement since October 2012.
The Senior Credit Agreement is currently committed through October 10, 2016. Interest rates on the revolving credit facility are based on the London Interbank Offering Rate (LIBOR) plus an additional margin of 2.0% to 2.5%. In addition, the revolving credit facility is subject to an annual commitment fee calculated as 0.375% of the daily average undrawn balance.
Standby letters of credit issued under the Senior Credit Agreement to third parties on behalf of the Company, which, as of March 31, 2015 amounted to $19,641,000. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of March 31, 2015, based upon the Company’s current borrowing base calculation, the Company had $106,107,000 of availability under the revolving credit facility.
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of March 31, 2015, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.
7. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(6,565)	$(225)	$43	$(4,521)	$(11,268)	$(1,717)	$(9,551)
Reclassified loss on cash flow hedge from other comprehensive income (loss)	—	225	—	—	225	82	143
Minimum pension and post retirement health care plan adjustments	—	—	4	60	64	25	39
Foreign currency translation loss	(3,800)	—	—	—	(3,800)	—	(3,800)
Balance at March 31, 2015	$(10,365)	$—	$47	$(4,461)	$(14,779)	$(1,610)	$(13,169)

The realized losses relating to the Company’s foreign currency cash flow hedges were reclassified from Accumulated Other Comprehensive Loss and included in net sales in the Consolidated Statements of Operations.
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
Restricted Stock Units and Restricted Shares
The following table provides the number of restricted stock units (that will convert to shares upon vesting) and restricted shares that were issued during the three months ended March 31, along with the weighted average grant date fair value of each award:

	2015		2014
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	101,788	$15.95	88,755	$18.42

Performance Stock Units
In January 2013, the Company awarded 304,000 performance stock units with a grant date fair value of $4,123,000. As of March 31, 2015, 237,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was determined based on the Company’s actual return on invested capital (ROIC) for 2013 relative to the improved ROIC targeted for the performance period ending December 31, 2013. During the performance period, the participants earned an aggregate of 114,000 performance stock units, representing 50% of the targeted award of 237,000 units.

In January 2014 and June 2014, the Company awarded 212,000 and 19,000, respectively, of performance stock units with a grant date fair value of $3,914,000 and $319,000, respectively. As of March 31, 2015, 224,000 of the originally awarded performance stock units remain outstanding after forfeitures. The final number of performance stock units earned was determined based on the Company’s actual return on invested capital (ROIC) for 2014. Based on the actual 2014 ROIC, no shares were earned during the performance period.

In January 2015, the Company awarded 219,000 performance stock units with a grant date fair value of $4,039,000. As of March 31, 2015, all of the originally awarded performance stock units remained outstanding. The final number of performance stock units earned will be determined based on the Company's actual ROIC for 2015.
The cost of the 2013, 2014, and 2015 performance stock units will be recognized over the requisite vesting period, which ranges between one year and three years, depending on the date a participant turns 60 and completes 5 years of service. After the vesting period, any performance stock units earned will convert to cash based on the trailing 90-day closing price of the Company’s common stock as of December 31, 2015, 2016, and 2017 and be payable to participants in January 2016, 2017, and 2018, respectively.

The following table summarizes the compensation expense recognized for the performance stock units for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2015	2014
Performance stock unit compensation expense	$581	$1,137

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
The fair value of restricted stock units held in the MSPP equals the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the three months ended March 31, 2015 and 2014, 74,549 and 108,043 restricted stock units, respectively, including the company-match, were credited to participant accounts. At March 31, 2015 and December 31, 2014, the value of the restricted stock units in the MSPP was $15.24 and $15.68 per unit, respectively. At March 31, 2015 and December 31, 2014, 596,683 and 647,371 restricted stock units, including the company-match, were credited to participant accounts including 76,580 and 62,455, respectively, of unvested restricted stock units. The Company made disbursements of $1,475,000 out of the MSPP during the three months ended March 31, 2015, and $395,000 out of the MSPP during the three months ended March 31, 2014.
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

•
Our foreign currency hedging program is a cash flow hedge program designed to limit the Company's exposure to variability in expected future cash flows. The Company uses foreign currency forward agreements and currency options, all of which mature within eleven months, to manage its exposure to fluctuations in the foreign currency exchange rates. These contracts are not currently designated as hedging instruments in accordance with Topic 815 and, therefore, changes in fair value are recorded through earnings.

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

Derivatives not designated as hedging instruments
To minimize commodity price exposure, the Company had commodity options with notional amounts of $8,100,000 at March 31, 2015. These derivative instruments mature at various times through January 2016.

To minimize foreign currency exposure, the Company had foreign currency options with notional amounts of $66,400,000 at March 31, 2015. These derivative instruments mature at various times through February 2016.

These commodity options, foreign exchange forward and forward exchange options are recorded in the consolidated balance sheet at fair value and the resulting gains or losses are recorded to other income in the consolidated statement of operations. The (gains) losses recognized for the three months ended March 31, are as follows (in thousands):

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2015	2014
Commodity options	$429	$—
Foreign exchange options (1)	(4,169)	—
Total non-designated derivative realized (gain) loss, net	$(3,740)	$—

(1) Includes a loss of $182,000 for the discontinuation of cash flow hedges for which the forecasted transactions are not expected to occur within the originally forecasted time frame.

Summary of Derivatives
Derivatives consist of the following (in thousands):

		March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments	Classification	Fair Value	Fair Value
Commodity options	Other current assets	$311	$591
Commodity options	Other assets	—	162
Foreign exchange options	Other current assets	5,454	1,851
Foreign exchange options	Other assets	—	445
	Total assets	$5,765	$3,049

10. FAIR VALUE MEASUREMENTS
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
As described in Note 10 of the consolidated financial statements, the Company holds derivative foreign currency exchange options and commodity options. The fair values of foreign currency exchange contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates.
The fair value of commodity options is determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include forward rates and implied volatility. In addition, the Company received fair value estimates from the commodity contract counterparty to verify the reasonableness of the Company’s estimates.
The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, and long-term debt.  The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At March 31, 2015 and December 31, 2014, the carrying value of outstanding debt was $213,600,000 and $213,600,000, respectively.  The fair value of the Company’s Senior Subordinated 6.25% Notes was estimated based on quoted market prices.

The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of March 31, 2015 and December 31, 2014 (in thousands):

		March 31, 2015
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	$—	$—	$305	$305
Foreign currency exchange options	Other current assets	—	5,454	—	5,454
Commodity instruments	Other current assets	—	311	—	311

Disclosed at fair value
Total long-term debt	Long-term debt	$217,275	$—	$—	$217,275

		December 31, 2014
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	$—	$—	$328	$328
Foreign currency exchange options	Other current assets	—	1,851	—	1,851
Foreign currency exchange options	Other assets	—	445	—	445
Commodity instruments	Other current assets	—	591	—	591
Commodity instruments	Other assets	—	162	—	162

Disclosed at fair value
Total long-term debt	Long-term debt	$215,831	$—	$—	$215,831
11. DISCONTINUED OPERATIONS
For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. As of March 31, 2015, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operation.
12. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company focuses on being the most efficient provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the consolidation of facilities and product lines. During the three months ended March 31, 2015, the Company sold one facility and eliminated one product line. As a result, the Company recorded a net reduction of selling, general and administrative expense of $6,691,000, the net result of a gain on the sale of this facility, partially offset by impairment charges due to the elimination of the product line, along with other exit activity costs incurred during the quarter. During 2014, the Company consolidated two facilities in this effort. During the three months ended March 31, 2014, the Company incurred $83,000 of asset impairment charges along with exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. If future opportunities for cost savings are identified, other facility consolidations and closings will be considered.
The following table provides a summary of asset impairments and exit activity (gains) costs incurred by segment during the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2015	2014
Residential Products	$(6,580)	$327
Industrial and Infrastructure Products	—	102
Net asset impairment and exit activity (gains) charges	$(6,580)	$429
The following table provides a summary of where the asset impairments and exit activity (gains) costs were recorded in the statement of operations for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of sales	$188	$325
Selling, general, and administrative expense	(6,768)	104
Net asset impairment and exit activity (gains) charges	$(6,580)	$429

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2015	2014
Balance at January 1	$575	$1,092
Exit activity costs recognized	111	346
Cash payments	(323)	(536)
Balance at March 31	$363	$902
13. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations for the three months ended March 31, and the applicable effective tax rates (in thousands):

	Three Months Ended March 31,
	2015	2014
Provision for (benefit of) income taxes	$3,292	$(1,251)
Effective tax rate	37.3%	(37.5)%
The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2015 could be materially different from the forecasted rate used for the three months ended March 31, 2015.
The effective tax rates for the first q    uarters ended March 31, 2015 and March 31, 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by favorable permanent differences.
14. NET EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise of shares issuable under its equity compensation plans described in Note 9 of the consolidated financial statements. The weighted average number of shares and conversions utilized in the calculation of diluted earnings per share does not include potential anti-dilutive common shares aggregating 453,000 and 515,000 at March 31, 2015 and 2014, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2015	2014
Numerator:
Income (loss) from continuing operations	$5,537	$(2,086)
Loss from discontinued operations	(28)	—
Net income (loss) available to common shareholders	$5,509	$(2,086)
Denominator for basic earnings per share:
Weighted average shares outstanding	31,191	31,034
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,191	31,034
Common stock options and restricted stock	195	—
Weighted average shares and conversions	$31,386	$31,034

For the three months ended March 31, 2014, all stock options, unvested restricted stock, and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculation. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 209,000 for the three months ended March 31, 2014.

15. SEGMENT INFORMATION
The Company is organized into two reportable segments on the basis of the production processes and products and services provided by each segment, identified as follows:

(i)	Residential Products, which primarily includes roof and foundation ventilation products, mail and package storage products, rain dispersion products and roofing accessories; and

(ii)
Industrial and Infrastructure Products, which primarily includes fabricated bar grating, expanded and perforated metal, expansion joints and structural bearings used in a variety of industrial and commercial-related markets.

When determining the reportable segments, the Company aggregated several operating segments based on their similar economic and operating characteristics.

The following table sets forth the reconciliation of sales to earnings before income taxes by segment for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2015	2014
Net sales:
Residential Products	$106,795	$86,983
Industrial and Infrastructure Products	94,285	104,346
Less: Intersegment sales	(465)	(297)
	93,820	104,049
Total consolidated net sales	$200,615	$191,032
Income (loss) from operations:
Residential Products	$12,133	$2,093
Industrial and Infrastructure Products	2,006	3,108
Unallocated Corporate Expenses	(5,169)	(4,868)
Total income (loss) from operations	$8,970	$333
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$184,350	$19,748	$(3,483)	$200,615
Cost of sales	—	156,864	17,216	(3,380)	170,700
Gross profit	—	27,486	2,532	(103)	29,915
Selling, general, and administrative expense	40	19,362	1,543	—	20,945
(Loss) income from operations	(40)	8,124	989	(103)	8,970
Interest expense (income)	3,402	327	(29)	—	3,700
Other expense (income)	7	(3,523)	(43)	—	(3,559)
(Loss) income before taxes	(3,449)	11,320	1,061	(103)	8,829
(Benefit of) provision for income taxes	(1,210)	4,261	241	—	3,292
(Loss) income from continuing operations	(2,239)	7,059	820	(103)	5,537
Discontinued operations:
Loss from discontinued operations before taxes	—	(44)	—	—	(44)
Benefit of income taxes	—	(16)	—	—	(16)
Loss from discontinued operations	—	(28)	—	—	(28)
Equity in earnings from subsidiaries	7,851	820	—	(8,671)	—
Net income	$5,612	$7,851	$820	$(8,774)	$5,509

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$5,612	$7,851	$820	$(8,774)	$5,509
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(3,800)	—	(3,800)
Reclassification of loss on cash flow hedges, net of tax	—	143	—	—	143
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	37	—	—	37
Other comprehensive income (loss)	—	182	(3,800)	—	(3,618)
Total comprehensive income (loss)	$5,612	$8,033	$(2,980)	$(8,774)	$1,891

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
MARCH 31, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$100,829	$17,471	$—	$118,300
Accounts receivable, net	—	104,708	10,576	—	115,284
Intercompany balances	18,298	(400)	(17,898)	—	—
Inventories	—	126,248	7,376	—	133,624
Other current assets	1,283	19,885	948	—	22,116
Total current assets	19,581	351,270	18,473	—	389,324
Property, plant, and equipment, net	—	101,858	11,911	—	113,769
Goodwill	—	229,558	5,965	—	235,523
Acquired intangibles	—	75,915	4,524	—	80,439
Other assets	2,810	1,892	—	—	4,702
Investment in subsidiaries	578,899	30,541	—	(609,440)	—
	$601,290	$791,034	$40,873	$(609,440)	$823,757
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$83,969	$6,186	$—	$90,155
Accrued expenses	1,931	44,667	1,821	—	48,419
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	1,931	129,036	8,007	—	138,974
Long-term debt	210,000	3,200	—	—	213,200
Deferred income taxes	—	47,741	1,911	—	49,652
Other non-current liabilities	—	32,158	414	—	32,572
Shareholders’ equity	389,359	578,899	30,541	(609,440)	389,359
	$601,290	$791,034	$40,873	$(609,440)	$823,757

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(6,609)	$(8,853)	$710	$—	$(14,752)
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(1,720)	(302)	—	(2,022)
Other investing activities	—	(61)	—	—	(61)
Net proceeds from sale of property and equipment	—	26,181	—	—	26,181
Net cash provided by (used in) investing activities	—	24,400	(302)	—	24,098
Cash Flows from Financing Activities
Purchase of treasury stock at market prices	(356)	—	—	—	(356)
Net proceeds from issuance of common stock	9	—	—	—	9
Intercompany financing	6,938	(6,184)	(754)	—	—
Excess tax benefit from stock compensation	18	—	—	—	18
Net cash provided by (used in) financing activities	6,609	(6,184)	(754)	—	(329)
Effect of exchange rate changes on cash	—	—	(1,327)	—	(1,327)
Net increase (decrease) in cash and cash equivalents	—	9,363	(1,673)	—	7,690
Cash and cash equivalents at beginning of year	—	91,466	19,144	—	110,610
Cash and cash equivalents at end of period	$—	$100,829	$17,471	$—	$118,300

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(6,639)	$(8,985)	$998	$—	$(14,626)
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(2,474)	(1,582)	—	(4,056)
Net proceeds from sale of property and equipment	—	135	2	—	137
Net cash used in investing activities	—	(2,339)	(1,580)	—	(3,919)
Cash Flows from Financing Activities
Long-term debt payments	—	(2)	—	—	(2)
Purchase of treasury stock at market prices	(408)	—	—	—	(408)
Net proceeds from issuance of common stock	365	—	—	—	365
Intercompany financing	6,591	(6,929)	338	—	—
Excess tax benefit from stock compensation	91	—	—	—	91
Net cash provided by (used in) financing activities	6,639	(6,931)	338	—	46
Effect of exchange rate changes on cash	—	—	(354)	—	(354)
Net decrease in cash and cash equivalents	—	(18,255)	(598)	—	(18,853)
Cash and cash equivalents at beginning of year	—	75,856	21,183	—	97,039
Cash and cash equivalents at end of period	$—	$57,601	$20,585	$—	$78,186

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
We serve customers primarily throughout North America and Europe. Our customers include major home improvement retailers, wholesalers, and industrial distributors and contractors. As of March 31, 2015, we operated 42 facilities in 22 states, Canada, England, and Germany, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European market.
The Company operates and reports its results in the following two reporting segments, entitled “Residential Products” and “Industrial and Infrastructure Products”.
Our Residential Products segment focuses on new residential housing construction and residential repair and remodeling activity with products including roof and foundation ventilation products, mail and package storage products, rain dispersion products and roof ventilation accessories. Its products are sold through major retail home centers, building material wholesalers, buying groups, roofing distributors, and residential contractors.
Our Industrial and Infrastructure Products segment focuses on a variety of markets including discrete and process manufacturing, highway and bridge construction, and energy and power generation markets with products including fabricated bar grating for industrial flooring, expanded and perforated metal, plus expansion joints and structural bearings for roadways and bridges. This segment distributes its products through industrial, commercial and transportation contractors, industrial distributors and original equipment manufacturers.

Our strategy is to position Gibraltar as the most efficient provider and market share leader in product areas that offer opportunities for sales growth and margin enhancement over the long-term. We focus on operational excellence including lean initiatives throughout the Company to position Gibraltar as our customers’ preferred provider of the products we offer. We continuously seek to improve our on-time delivery, quality, and service to position Gibraltar as a preferred supplier to our customers. We also strive to develop new products, enter new markets, expand market share in the residential markets, and further penetrate domestic and international industrial and infrastructure markets to strengthen our product leadership positions.

The end markets our businesses serve are subject to economic conditions that are influenced by various factors, including but not limited to, interest rates, commodity costs, demand for residential construction, governmental policies and funding, the level of non-residential construction and infrastructure projects and demand for related repair and remodeling. Over the past few years, many economic indicators, such as residential housing starts, non-residential construction starts, industrial shipments and home repair and remodeling activity, have shown uneven but modest improvements. However, in early 2015, the Company is still impacted by levels of activity in its core markets that are below historical long-term averages. In response to slow-growth market conditions, we have restructured our operations, including the closing and consolidation of facilities, resulting in reductions in employees and overhead costs, and managed the business to generate cash. Investments in enterprise resource planning systems have enabled us to better react to fluctuations in commodity costs and customer demand, and have helped in improving margins and curtailed our investments in inventory. We have used the improved cash flows generated by these initiatives to maintain lower levels of debt, improve our liquidity position, and invest in growth initiatives.
Results of Operations
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the three months ended March 31, (in thousands):

	2015		2014
Net sales	$200,615	100.0%	$191,032	100.0%
Cost of sales	170,700	85.1%	161,168	84.4%
Gross profit	29,915	14.9%	29,864	15.6%
Selling, general, and administrative expense	20,945	10.4%	29,531	15.4%
Income from operations	8,970	4.5%	333	0.2%
Interest expense	3,700	1.8%	3,640	1.9%
Other (income) expense	(3,559)	(1.7)%	30	0.0%
Income (loss) before taxes	8,829	4.4%	(3,337)	(1.7)%
Provision for (benefit of) income taxes	3,292	1.6%	(1,251)	(0.6)%
Income (loss) from continuing operations	5,537	2.8%	(2,086)	(1.1)%
Loss from discontinued operations	(28)	0.0%	—	0.0%
Net income (loss)	$5,509	2.8%	$(2,086)	(1.1)%
The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

				Change due to
	2015	2014	Total Change	Foreign Currency	Operations
Net sales:
Residential Products	$106,795	$86,983	$19,812	$(1,762)	$21,574
Industrial and Infrastructure Products	94,285	104,346	(10,061)	(2,675)	(7,386)
Less: Intersegment sales	(465)	(297)	(168)	—	(168)
	93,820	104,049	(10,229)	(2,675)	(7,554)
Consolidated	$200,615	$191,032	$9,583	$(4,437)	$14,020

Net sales increased by $9.6 million, or 5.0%, to $200.6 million for the three months ended March 31, 2015 from net sales of $191.0 million for the three months ended March 31, 2014. The increase was the result of a 6.4% increase in volume along with a 1.0% increase in pricing to customers. This increase was partially offset by foreign currency fluctuations, which contributed to a $4.4 million decrease in net sales during the first quarter of 2015 compared to the same period in the previous year.
Net sales in our Residential Products segment increased 22.8%, or $19.8 million to $106.8 million for the three months ended March 31, 2015 compared to $87.0 million in the three months ended March 31, 2014. The increase was a result of a 23.0%

increase in volume along with a 1.9% increase in pricing to customers, partially offset by foreign currency fluctuations, which contributed to a decrease in net sales of $1.8 million during the first quarter of 2015 as compared to the same period in the previous year. Excluding the impact of the currency fluctuations, the most significant contributor to the increased sales was higher demand for our centralized postal and parcel storage products. As postal authorities strive to convert door-to-door deliveries to centralized deliveries, sales of our cluster unit mail boxes have benefited. This segment also benefited from modestly higher sales of our roofing-related ventilation and rain dispersion products. The modest increase in pricing offered to customers was the result of covering raw material inflation.
Net sales in our Industrial and Infrastructure Products segment decreased 9.8%, or $10.2 million to $93.8 million for the three months ended March 31, 2015 compared to $104.0 million for the three months ended March 31, 2014. Excluding the $2.7 million impact of exchange rate fluctuations, the decrease in net sales of $7.6 million was due to a decrease in volume while pricing remained relatively unchanged as compared to the prior year quarter. Lower volume for our industrial products came from energy-related sectors, the result of lower oil and gas prices. Despite uncertainty in government funding for transportation projects, demand for our infrastructure products, including components for bridges and elevated highways, related to these projects modestly increased as compared to the prior year quarter.
Despite our increase in consolidated net sales, our gross profit remained unchanged as gross margin decreased to 14.9% for the three months ended March 31, 2015 compared to 15.6% for the three months ended March 31, 2014. Within our Residential Products segment, gross profit increased as compared to the prior year quarter due to the benefit of higher sales volumes primarily from postal products, however, as a percentage of sales, our gross margin declined as compared to the prior year quarter. While we are starting to realize benefits from our margin improvement initiatives implemented during 2014, our Residential Products segment has not yet fully achieved the efficiencies related to building out our manufacturing capacity as compared to the prior year quarter. Currency fluctuations resulting from the strengthening U.S. dollar over the prior year quarter also contributed to the margin decline. In our Industrial and Infrastructure Products segment, the lower gross profit and gross margin was largely the result of a decrease in industrial sales volume along with currency fluctuations, partially offset by cost reductions resulting from staffing reductions in support functions implemented during the latter part of 2014.
Selling, general, and administrative (SG&A) expenses decreased by $8.6 million, or 29.1%, to $20.9 million for the three months ended March 31, 2015 from $29.5 million for the three months ended March 31, 2014. The $8.6 million decrease was largely the result of a $7.4 million gain on the sale of one of our facilities during the quarter, along with a $1.9 million decrease in variable performance-based compensation, as compared to the first quarter of 2014. SG&A expenses as a percentage of net sales decreased to 10.4% in the three months ended March 31, 2015 compared to 15.4% in the three months ended March 31, 2014.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended March 31, (in thousands):

						Change due to
	2015		2014		Total Change	Foreign Currency	Operations
Income (loss) from operations:
Residential Products	$12,133	11.4%	$2,093	2.4%	$10,040	$(1,762)	$11,802
Industrial and Infrastructure Products	2,006	2.1%	3,108	3.0%	(1,102)	(700)	(402)
Unallocated Corporate Expenses	(5,169)	(2.6)%	(4,868)	(2.5)%	(301)	—	(301)
Consolidated income (loss)	$8,970	4.5%	$333	0.2%	$8,637	$(2,462)	$11,099
Our Residential Products segment generated an operating margin of 11.4% during the three months ended March 31, 2015 compared to 2.4% during the three months ended March 31, 2014. Excluding the impact of the $7.4 million gain on the sale of a facility during the first quarter of 2015, the increase of $2.6 million is largely due to the benefit of higher sales volumes primarily from postal products during the quarter as compared to the same time period in 2014 along with cost reductions resulting from staffing reductions in SG&A support functions implemented during the first quarter of 2015. These benefits were partially offset by margin improvement initiatives which have not yet fully achieved the efficiencies related to building out our manufacturing capacity as compared to the prior year quarter. Additional offsets include the effects of currency fluctuations as compared to the three months ended March 31, 2014.

Our Industrial and Infrastructure Products segment generated an operating margin of 2.1% during the three months ended March 31, 2015 compared to 3.0% during the three months ended March 31, 2014. The decrease was due to the lower volume, along with the negative impact of foreign currency fluctuations as compared to the three months ended March 31, 2014. Other cost reduction efforts including staffing reductions in the latter part of 2014, partially offset the decrease during the current quarter as compared to the prior year quarter.
Corporate expenses increased $0.3 million, or 6.2% from $4.9 million during the three months ended March 31, 2014 to $5.2 million during the three months ended March 31, 2015. The increase was largely the net result of costs incurred for senior leadership and management transitions offset by a decrease in variable performance-based compensation.
Other non-operating income was $3.6 million for the three months ended March 31, 2015. Non-operating income generated by the Company for the three months ended March 31, 2014 was negligible. Net gains on derivative contracts for hedges on foreign currencies and select raw materials related to transactions with our Residential Products segment, primarily comprised the non-operating income recorded during the first quarter of 2015.
Interest expense modestly increased by $0.1 million to $3.7 million for the three months ended March 31, 2015 compared to $3.6 million for the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $3.3 million for the three months ended March 31, 2015, an effective tax rate of 37.3%, compared with a benefit from income taxes of $1.3 million, an effective tax rate of (37.5)%, for the same time period in 2014. The effective tax rate for the first quarter of 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by deductible permanent differences. The effective tax rate for the three months ended March 31, 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by favorable permanent differences.
Outlook

We expect net sales for full-year 2015 to be equivalent to 2014 with growth expected in residential-related product lines offset by a decline in industrial-related revenues. Regarding the Residential Products’ segment revenue growth in 2015, we anticipate that it will again be led by higher volume for postal products. In regards to revenues in our Industrial & Infrastructure Products segment, we expect 2015 to be unfavorable, by a mid-single digit. Our outlook contemplates no marked change in order rates for our infrastructure products. The decrease is anticipated in general industrial markets, with orders generated from energy-related sectors due to the effects of lower cost for oil and gas. Another factor which has affected revenues is the stronger U.S. dollar which primarily affects our Canadian and European businesses. We anticipate a two percent decrease on 2015 revenues resulting from these currency fluctuations.
In regards to profitability, the Company expects earnings per share to be in the range $0.55 to $0.65 for full year 2015. This range compares to loss of $2.63 per share for 2014, or an adjusted earnings per share of $0.47, which excludes the 2014 impairment loss of $3.09 per share. We believe this increase in earnings will also come from the incremental benefit of cost reduction actions we completed last year in overhead staffing, sales channel adjustments, and a facility closure along with margin improvement actions taken in 2014.
Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while continuing to focus on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. During the three months ended March 31, 2015, we invested cash in our working capital to meet the upcoming higher seasonal demand from our customers as noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q.

As of March 31, 2015, our liquidity of $224.4 million consisted of $118.3 million of cash plus $106.1 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and future growth. We continue to search for strategic acquisitions; and a larger acquisition may require additional borrowings and/or the issuance of our common stock.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2015, our foreign subsidiaries held $17.5 million of cash in U.S. dollars. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through acquisitions. Repatriation of this cash for domestic purposes could result in significant tax consequences.
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
Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2015	2014
Cash (used in) provided by:
Operating activities of continuing operations	$(14,752)	$(14,626)
Investing activities of continuing operations	24,098	(3,919)
Financing activities of continuing operations	(329)	46
Effect of exchange rate changes	(1,327)	(354)
Net increase (decrease) in cash and cash equivalents	$7,690	$(18,853)
During the three months ended March 31, 2015, net cash used in operating activities of continuing operations totaled $14.8 million, primarily driven by net income from continuing operations of $5.5 million and non-cash charges including depreciation, amortization, gain on sale of assets, and stock compensation of $3.0 million, offset by a seasonally higher $17.3 million investment in working capital. Net cash used in operating activities for the three months ended March 31, 2014 was $14.6 million, primarily driven by a $20.6 million investment in working capital and by a net loss from continuing operations of $2.1 million partially offset by non-cash charges including depreciation, amortization, and stock compensation of $8.0 million.

During the three months ended March 31, 2015, the Company invested $17.3 million in working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets included $15.3 million and $5.4 million increases in accounts receivable and inventory, respectively, partially offset by a $8.5 million increase in accounts payable. The increase in accounts receivable was largely the result of increased sales volume. Inventory and accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonality of customer order levels that impact our business. The decrease in accrued expenses and other non-current liabilities of $6.9 million was largely the result of performance-based incentive compensation awards earned in 2014 that were paid during the first quarter or 2015 and the timing of interest payments made on the long term debt during the first quarter. These decreases were partially offset by the deferred gain due to a sale-leaseback transaction. The decrease in other current assets and other assets of $1.8 million was largely due to the increase in value of foreign currency hedges resulting from the strengthening of the U.S. dollar.
Net cash provided by investing activities for the three months ended March 31, 2015 of $24.1 million was primarily due to $26.1 million received from the sale of a property offset by capital expenditures of $2.0 million. Net cash used in investing activities for the three months ended March 31, 2014 of $3.9 million was primarily due to capital expenditures
Net cash used in financing activities for the three months ended March 31, 2015, of $0.3 million was primarily the result of the purchase of treasury stock. Net cash provided by financing activities for the three months ended March 31, 2014 of less than

$0.1 million was primarily the result of the offset between the purchase of treasury stock of $0.4 million and the proceeds from the issuance of common stock of $0.4 million.
Senior Credit Agreement and Senior Subordinated Notes
Borrowings under the 2011 Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for both a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides the Company with more flexibility by allowing for the Company to request additional financing from the lenders to increase the revolving credit facility to $250 million.
The Senior Credit Agreement is currently committed through October 10, 2016. Only one financial covenant is contained within the Senior Credit Agreement, which requires the Company to maintain a fixed charge ratio (as defined in the Senior Credit Agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis.
Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which is payable quarterly. During the three months ended and as of March 31, 2015, no amounts were outstanding on the revolving credit facility. We had outstanding letters of credit of $19.6 million as of March 31, 2015. Each of our significant domestic subsidiaries has guaranteed the obligations under the Senior Credit Agreement. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit our ability to take various actions.
In addition to our Senior Credit Agreement, the Company issued $210.0 million of 6.25% Notes in January 2013 which are due February 1, 2021. Provisions of the 6.25% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits of the greater of $0.25 per share or $25 million. The 6.25% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2017, at the redemption price (as defined in the Senior Subordinated 6.25% Notes Indenture). The redemption prices are 103.13% and 101.56% of the principal amount thereof if the redemption occurs during the 12-month periods beginning February 1, of the years 2017 and 2018, respectively, and 100% of the principal amount thereof on and after February 1, 2019, in each case plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings by the Company at a redemption price of 106.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In the event of a Change in Control (as defined in the Senior Subordinated 6.25% Notes Indenture), each holder of the 6.25% Notes may require the Company to repurchase all or a portion of such holder’s 6.25% Notes at a purchase price equal to 101% of the principal amount thereof. The Senior Subordinated 6.25% Notes Indenture also contains provisions that limit additional borrowings based on the Company’s consolidated interest coverage ratio.
Off Balance Sheet Financing Arrangements
We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Our most critical accounting policies include the valuation of accounts receivable; valuation of inventory; allocation of purchase price of acquisitions; assessment of recoverability of depreciable and amortizable long-lived assets, goodwill, and other indefinite-lived intangible assets; accounting for income taxes and deferred tax assets and liabilities; and accounting for derivative instruments and hedging transactions, which are described in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-01, "Income Statement - Extraordinary and Unusual Items" (Subtopic 225-20). The amendments in this Update simplify the income statement presentation by eliminating the concept of extraordinary items. The amendment in this Update is effective beginning after December 15, 2015, and early adoption is permitted. The Company adopted the amendments in this Update as of March 31, 2015, and the adoption does not have a material impact on either the Company's financial results, or the presentation of those results.

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-02, "Consolidation" (Topic 810). The amendments in this Update change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities specifically related to variable interest entities, limited partnerships, and other similar legal entities. The amendments in this Update are effective beginning after December 15, 2015, and early adoption is permitted. The Company adopted the amendments in this Update as of March 31, 2015, and the adoption does not have a material impact on the Company's financial results.

In April 2015, guidance was issued which changes the presentation of debt issuance costs from an asset to a direct deduction from the related liability. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be early adopted for financial statements that have not been previously issued and its provisions are to be retrospectively applied as a change in accounting principle. Upon adoption, this guidance is expected to decrease Other assets, which includes our deferred financing costs on our debt obligations, and comparably decrease Long-term debt on our Balance Sheets. This guidance is not expected to have any impact on our Statements of Operations or our Statements of Cash Flows.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations. There have been no material changes to the Company's exposure to market risk since December 31, 2014.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). The Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation and the definition of disclosure controls and procedures contained in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
6(a) Exhibits

a.
Exhibit 10.1 – Amended and Restated Employment Agreement dated as of January 1, 2015 between the Registrant and Brian J. Lipke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2015)

b.
Exhibit 10.2 – Employment Agreement dated as of May 9, 2014 between the Registrant and Frank G. Heard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2014), as amended by Employment Agreement, dated January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2015)

c.
Exhibit 10.3 – Change in Control Agreement between the Company and Frank G. Heard dated January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 5, 2015)

d.	Exhibit 31.1 – Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

e.	Exhibit 31.2 - Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

f.	Exhibit 32.1 – Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

g.
Exhibit 32.2 – Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

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

/s/ Frank G. Heard
Frank G. Heard
President and Chief Executive Officer

/s/ Kenneth W. Smith
Kenneth W. Smith
Senior Vice President and Chief Financial Officer
Date: May 7, 2015