Form 10-Q
period 2015-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2015-08-07
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of August 3, 2015, the number of common shares outstanding was: 30,983,000.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales	$253,171	$234,960	$453,786	$425,992
Cost of sales	209,052	194,837	379,752	356,005
Gross profit	44,119	40,123	74,034	69,987
Selling, general, and administrative expense	32,918	25,393	53,863	54,924
Income from operations	11,201	14,730	20,171	15,063
Interest expense	3,811	3,691	7,511	7,331
Other expense (income)	1,101	519	(2,458)	549
Income before taxes	6,289	10,520	15,118	7,183
Provision for income taxes	2,202	4,089	5,494	2,838
Income from continuing operations	4,087	6,431	9,624	4,345
Discontinued operations:
Loss before taxes	—	—	(44)	—
Benefit of income taxes	—	—	(16)	—
Loss from discontinued operations	—	—	(28)	—
Net income	$4,087	$6,431	$9,596	$4,345
Net earnings per share – Basic:
Income from continuing operations	$0.13	$0.21	$0.31	$0.14
Loss from discontinued operations	—	—	—	—
Net income	$0.13	$0.21	$0.31	$0.14
Weighted average shares outstanding – Basic	31,210	31,066	31,200	31,028
Net earnings per share – Diluted:
Income from continuing operations	$0.13	$0.21	$0.31	$0.14
Loss from discontinued operations	—	—	—	—
Net income	$0.13	$0.21	$0.31	$0.14
Weighted average shares outstanding – Diluted	31,495	31,271	31,440	31,235
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$4,087	$6,431	$9,596	$4,345
Other comprehensive income (loss):
Foreign currency translation adjustment	2,138	1,542	(1,662)	638
Reclassification of loss on cash flow hedges, net of tax	—	(956)	143	(956)
Adjustment to retirement benefit liability, net of tax	2	2	4	4
Adjustment to post-retirement health care liability, net of tax	37	18	74	37
Other comprehensive income (loss)	2,177	606	(1,441)	(277)
Total comprehensive income	$6,264	$7,037	$8,155	$4,068
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$39,422	$110,610
Accounts receivable, net of reserve of $4,657 and $4,280 in 2015 and 2014	180,382	101,141
Inventories	134,751	128,743
Other current assets	23,339	19,937
Total current assets	377,894	360,431
Property, plant, and equipment, net	124,995	129,575
Goodwill	292,918	236,044
Acquired intangibles	136,731	82,215
Other assets	7,461	5,895
	$939,999	$814,160
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$114,731	$81,246
Accrued expenses	92,383	52,439
Current maturities of long-term debt	400	400
Total current liabilities	207,514	134,085
Long-term debt	242,800	213,200
Deferred income taxes	54,731	49,772
Other non-current liabilities	38,334	29,874
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,436 and 31,342 shares issued in 2015 and 2014	314	313
Additional paid-in capital	248,854	247,232
Retained earnings	164,221	154,625
Accumulated other comprehensive loss	(10,992)	(9,551)
Cost of 453 and 429 common shares held in treasury in 2015 and 2014	(5,777)	(5,390)
Total shareholders’ equity	396,620	387,229
	$939,999	$814,160
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$9,596	$4,345
Loss from discontinued operations	(28)	—
Income from continuing operations	9,624	4,345
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,239	13,104
Stock compensation expense	1,406	1,616
Net gain on sale of assets	(8,375)	—
Other non-cash adjustments	1,245	13
Non-cash charges to interest expense	108	522
Benefit of deferred income taxes	(72)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(30,164)	(41,927)
Inventories	1,596	(5,723)
Other current assets and other assets	(1,415)	(3,965)
Accounts payable	20,254	29,698
Accrued expenses and other non-current liabilities	4,312	(1,468)
Net cash provided by (used in) operating activities	11,758	(3,785)
Cash Flows from Investing Activities
Cash paid for acquisitions	(134,318)	—
Net proceeds from sale of property and equipment	26,181	5,950
Purchases of property, plant, and equipment	(4,624)	(11,498)
Other investing activities	1,154	121
Net cash used in investing activities	(111,607)	(5,427)
Cash Flows from Financing Activities
Proceeds from long-term debt	41,392	—
Long-term debt payments	(11,792)	(407)
Purchase of treasury stock at market prices	(387)	(408)
Net proceeds from issuance of common stock	180	404
Excess tax benefit from stock compensation	37	81
Net cash provided by (used in) financing activities	29,430	(330)
Effect of exchange rate changes on cash	(769)	260
Net decrease in cash and cash equivalents	(71,188)	(9,282)
Cash and cash equivalents at beginning of year	110,610	97,039
Cash and cash equivalents at end of period	$39,422	$87,757
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2014	31,342	$313	$247,232	$154,625	$(9,551)	429	$(5,390)	$387,229
Net income	—	—	—	9,596	—	—	—	9,596
Foreign currency translation adjustment	—	—	—	—	(1,662)	—	—	(1,662)
Adjustment to retirement benefit liability, net of taxes of $3	—	—	—	—	4	—	—	4
Adjustment to post employment health care benefit liability, net of taxes of $47	—	—	—	—	74	—	—	74
Reclassification of loss on cash flow hedges, net of tax of $82	—	—	—	—	143	—	—	143
Stock compensation expense	—	—	1,406	—	—	—	—	1,406
Excess tax benefit from stock compensation	—	—	37	—	—	—	—	37
Stock options exercised	14	—	180	—	—	—	—	180
Issuance of restricted stock	18	—	—	—	—	—	—	—
Net settlement of restricted stock units	62	1	(1)	—	—	24	(387)	(387)
Balance at June 30, 2015	31,436	$314	$248,854	$164,221	$(10,992)	453	$(5,777)	$396,620
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three and six months ended June 30, 2015 and 2014, the financial position at June 30, 2015 and December 31, 2014, the statements of cash flow for the six months ended June 30, 2015 and 2014, and the statement of shareholders’ equity for the six months ended June 30, 2015 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report for the year ended December 31, 2014 as filed on Form 10-K along with any new disclosures provided below.

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. The Company is subject to seasonal fluctuations in its businesses primarily due to reduced activity in the first and fourth quarters for the end markets which we serve due to inclement weather.

Revenue Recognition

In addition to the revenue recognition policies disclosed in our 2014 annual report, the Company has begun to record revenues from contracts using percentage of completion accounting as calculated by the cost-to-cost measurement method as a result of the Company's acquisition of RBI Solar, Inc., Rough Brothers Manufacturing, Inc., and affiliates (collectively "RBI") on June 9, 2015. This method of revenue recognition only pertains to the activities of RBI.
Revenue from contracts using the percentage of completion method of accounting is recognized as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total contract revenue, less cumulative revenue recognized in prior periods. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. A significant change in an estimate on one or more contracts could have a material effect on our results of operations.
Contract costs include all direct costs related to contract performance. Selling and administrative expenses are charged to operations as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Because of inherent uncertainties in estimating costs, it is reasonably possible that changes in performance could result in revisions to cost and income, which are recognized in the period when the revisions are determined.

For the three and six months ended June 30, 2015, 6.7% and 3.8%, respectively, of revenue was recognized under the percentage of completion method.

In conjunction with the percentage of completion method of accounting, the differences between costs and customer billings on uncompleted contracts are included on the balance sheet. Costs in excess of billings of $14,041,000 are included in accounts receivable, and billings in excess of costs of $21,133,000 are included in accrued expenses at June 30, 2015.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)". The amendments in this update affect the presentation on the financial statements of assets which are disposed of or classified as held for sale. The amendments in Topic 205 and 360 are effective prospectively beginning on or after December 15, 2014. This standard was adopted On January 1, 2015 and it did not have a material impact on the Company's consolidated financial results.

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (Topic 606). The update clarifies the principles for recognizing revenue and develops a common standard for U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. More specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in Topic 606 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of adopting the new standard on revenue recognition and its consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-03, "Interest - Imputation of Interest" (Subtopic 835-30). The Update was issued to change the presentation of debt issuance costs from an asset to a direct deduction from the related liability. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be early adopted for financial statements that have not been previously issued and its provisions are to be retrospectively applied as a change in accounting principle. Upon adoption, this guidance is expected to decrease Other assets, which includes our deferred financing costs on our debt obligations, and comparably decrease Long-term debt on our Balance Sheets. This guidance is not expected to have any impact on our Statements of Operations or our Statements of Cash Flows.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-05, "Intangibles - Goodwill and Other - Internal Use Software" (Subtopic 350-40). The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license and the accounting treatment for the arrangement. The amendments in this Update are effective beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-07, "Fair Value Measurement" (Topic 820). The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. The amendments in this update are effective beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-08, "Business Combinations" (Topic 805). This Update relates to pushdown accounting and the amendments and modifications made to SEC paragraphs pursuant to Staff Accounting Bulletin Number 115. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In June 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-10, "Technical Corrections and Improvements". The object of this Update is to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the different amendments in this Update beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In July 2015, guidance was issued which changes the measurement of inventory to the lower of cost and net realizable value. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be applied prospectively and early adopted for the beginning of an interim or annual period. This guidance is not expected to have any impact on our Balance Sheet or Statements of Operations.

3. INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw material	$69,042	$58,665
Work-in-process	14,774	12,841
Finished goods	50,935	57,237
Total inventories	$134,751	$128,743
4. ACQUISITIONS
On June 9, 2015, the Company acquired all of the outstanding stock of Rough Brothers Manufacturing, Inc. and RBI Solar, Inc., and affiliates, collectively known as "RBI". RBI is among the largest greenhouse manufacturers in North America and has also established itself during the past five years among North America’s fastest-growing providers of photovoltaic solar racking solutions.

RBI designs and manufactures greenhouses for commercial, institutional and retail customers as well as designs, engineers, manufactures and installs solar racking systems for utility ground mounts, carports and residential rooftops. The acquisition of RBI will enable the Company to leverage its expertise in structural metals manufacturing and materials sourcing to help meet the fast-growing global demand for solar racking solutions. The results of RBI have been included in the Company’s consolidated financial results since the date of acquisition. As of the filing of this report, the Company continues to reassess its reporting segments. As such, the Company has disclosed in footnote 16 the RBI operating segment separately for the three and six month periods ended June 30, 2015. The aggregate purchase consideration for the acquisition of RBI was approximately $142,690,000 as of June 30, 2015, net of a working capital adjustment and certain other adjustments included in the stock purchase agreement of approximately $8,372,000 which the Company expects to remit during the third quarter of 2015.

The purchase price for the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration of $56,975,000, was recorded as goodwill of which $38,626,000 is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the building products markets.

The allocation of the preliminary purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Working capital	$21,297
Property, plant, and equipment	12,906
Acquired intangible assets	56,392
Other assets	3,214
Deferred income taxes	(4,953)
Other liabilities	(3,141)
Goodwill	56,975
Fair value of purchase consideration	$142,690

The Company recorded an indemnification asset and liability of $3.0 million on the opening balance sheet related to the seller’s obligation to fully indemnify the Company for the outcome of potential contingent liabilities related to uncertainty in income taxes in foreign jurisdictions.  The liability and related indemnification asset may or may not be realized, and the liability will expire in 2018.

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Estimated Useful Life
Trademarks	$13,550	Indefinite
Technology	3,550	7-15 years
Customer relationships	32,892	11-17 years
Non-compete agreements	1,300	5 years
Backlog	5,100	0.5 years
Total	$56,392
The acquisition was financed through cash on hand and borrowings under the Company's revolving credit facility. The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general and administrative expenses in the consolidated statement of operations. The Company also recognized acquisition-related costs for the sale of inventory at fair value which was a portion of the purchase price allocation of this acquisition.
The acquisition related costs consisted of the following for the three months and six months ended June 30, 2015 (in thousands):

Selling, general and administrative costs	$1,795
Cost of sales	58
Total acquisition related costs	$1,853

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of RBI had occurred as of January 1, 2014. The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2014 and are not necessarily indicative of future results of the combined companies (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$300,005	$261,918	$540,543	$479,711
Net income	$8,824	$5,181	$14,193	$5,104
Net income per share - Basic	$0.28	$0.17	$0.45	$0.16
Net income per share -Diluted	$0.28	$0.17	$0.45	$0.16

In September 2013, the Company purchased the assets of a domestic designer and distributor of solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition (included in the Company’s Residential Products segment). The fair value of the aggregate purchase consideration for the assets acquired was $7,454,000. As part of the purchase agreement, the Company is required to pay additional consideration under an earn-out provision, based on the acquired business’s EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) through the last day of the twenty-fourth month following the closing date of the acquisition. The Company expects to make payments of additional consideration through the end of 2015. The purchase agreement does not provide for a limit of the amount of additional consideration. The Company recorded a payable of $2,322,000 to reflect the fair value of the Company’s obligation at the date of the acquisition. Adjustments to this payable are and will be reflected in the Company’s Statement of Operations. The fair value of the Company’s obligation was $61,000 as of June 30, 2015, which resulted in a $252,000 and a $480,000 gain recorded in SG&A during the three and six months ended June 30, 2015, respectively. The Company also recorded $4,000 and $8,000 to interest expense for this obligation during the three and six months ended June 30, 2015.

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

The allocation of purchase consideration to the fair value of the assets acquired and liabilities assumed during 2013 were as follows as of the date of the acquisition (in thousands):

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative costs	$(252)	$(742)	$(480)	$(740)
Cost of sales	—	—	—	206
Total acquisition related costs	$(252)	$(742)	$(480)	$(534)
5. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	RBI	Total
Balance at December 31, 2014	$181,285	$54,759	$—	$236,044
Acquired goodwill	—	—	56,975	56,975
Foreign currency translation	—	(393)	292	(101)
Balance at June 30, 2015	$181,285	$54,366	$57,267	$292,918
The goodwill balances as of June 30, 2015 and December 31, 2014 are net of accumulated impairment losses of $255,530,000.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$55,543	$—	$42,720	$—	Indefinite
Finite-lived intangible assets:
Trademarks	6,520	2,128	3,886	1,827	2 to 15 Years
Unpatented technology	28,077	9,676	24,527	8,768	5 to 20 Years
Customer relationships	85,792	33,156	52,974	31,554	5 to 17 Years
Non-compete agreements	3,107	1,617	1,807	1,550	4 to 10 Years
Backlog	6,468	2,199	1,330	1,330	0.5 to 2 Years
	129,964	48,776	84,524	45,029
Total acquired intangible assets	$185,507	$48,776	$127,244	$45,029

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$2,585	$1,435	$4,011	$2,874

Amortization expense related to acquired intangible assets for the remainder of fiscal 2015 and the next five years thereafter is estimated as follows (in thousands):

2015	$8,710
2016	$8,615
2017	$8,276
2018	$7,718
2019	$7,048
2020	$6,535
6. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Senior Subordinated 6.25% Notes	$210,000	$210,000
Revolving credit facility	30,000	—
Other debt	3,200	3,600
Total debt	243,200	213,600
Less current maturities	400	400
Total long-term debt	$242,800	$213,200
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
Standby letters of credit issued under the Senior Credit Agreement to third parties on behalf of the Company, which, as of June 30, 2015 amounted to $20,584,000. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of June 30, 2015, based upon the Company’s current borrowing base calculation, the Company had $82,466,000 of availability under the revolving credit facility.
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of June 30, 2015, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.
7. RELATED PARTY TRANSACTIONS

A president for one of the Company's operating segments is an owner of certain real estate properties leased for manufacturing and distribution purposes by that operating segment. The leases are in effect until June 2018 and June 2020. For the three and six months ended June 30, 2015, the Company incurred $72,000 of lease expense for these properties. All amounts incurred during 2015 were expensed as a component of cost of sales.
8. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(6,565)	$(225)	$43	$(4,521)	$(11,268)	$(1,717)	$(9,551)
Reclassified loss on cash flow hedge from other comprehensive income (loss)	—	225	—	—	225	82	143
Minimum pension and post retirement health care plan adjustments	—	—	7	121	128	50	78
Foreign currency translation income	(1,662)	—	—	—	(1,662)	—	(1,662)
Balance at June 30, 2015	$(8,227)	$—	$50	$(4,400)	$(12,577)	$(1,585)	$(10,992)

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
On May 7, 2015, the shareholders of the Company authorized the Gibraltar Industries, Inc. 2015 Equity Incentive Plan (the "Plan") and simultaneously terminated the 2005 Equity Incentive Plan (the "Prior Plan"). The Plan is an incentive compensation plan that allows the Company to grant equity-based incentive compensation awards to eligible participants to provide them an additional incentive to promote the business of the Company, to increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company’s employ. Awards under the plan may be in the form of options, restricted shares, restricted units, performance shares, performance stock units, and rights. The Plan provides for the issuance of up 1,250,000 shares of common stock and includes 274,374 shares of common stock which were reserved for issuance under the Prior Plan. Vesting terms and award life are governed by the award document.
Restricted Stock Units, Restricted Shares and Performance Stock Units

The following table provides the number of restricted stock units and performance stock units which will convert to shares upon vesting, as well as, restricted shares that were issued during the six months ended June 30, along with the weighted average grant date fair value of each award:

	2015		2014
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	101,788	$15.95	105,432	$18.07
Restricted shares	17,616	$17.71	21,721	$16.76
Performance stock units	321,714	$18.46	—	$—
In June 2015, the Company awarded the performance stock units noted above. The final number of performance stock units that will convert to shares will be determined based on RBI's gross profit performance relative to their targeted gross profit for 2016 and 2017.

Performance Stock Units
The Company also awards performance stock units that will convert to cash upon completion of their performance period and vesting date.
In January 2013, the Company awarded 304,000 performance stock units with a grant date fair value of $4,123,000. As of June 30, 2015, 237,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was determined based on the Company’s actual return on invested capital (ROIC) for 2013 relative to the improved ROIC targeted for the performance period ending December 31, 2013. During the performance period, the participants earned an aggregate of 114,000 performance stock units, representing 50% of the targeted award of 237,000 units.

In January 2014 and June 2014, the Company awarded 212,000 and 19,000, respectively, of performance stock units with a grant date fair value of $3,914,000 and $319,000, respectively. As of June 30, 2015, 224,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was determined based on the Company’s actual ROIC for 2014. Based on the actual 2014 ROIC, no shares were earned during the performance period.

In January 2015, the Company awarded 219,000 performance stock units with a grant date fair value of $4,039,000. As of June 30, 2015, all of the originally awarded performance stock units remained outstanding. The final number of performance stock units earned will be determined based on the Company's actual ROIC for 2015.
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
The following table summarizes the compensation expense recognized for the performance stock units which will convert to cash for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Performance stock unit compensation expense	$1,532	$(831)	$2,113	$306

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
The value of restricted stock units allocated to individuals under the MSPP is equal to the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the six months ended June 30, 2015 and 2014, 80,630 and 112,027 restricted stock units, respectively, including the company-match, were credited to participant accounts. At June 30, 2015 and December 31, 2014, the value of the restricted stock units in the MSPP was $16.04 and $15.68 per unit, respectively. At June 30, 2015 and December 31, 2014, 556,034 and 647,371 restricted stock units, including the company-match, were credited to participant accounts including 77,756 and 62,455, respectively, of unvested restricted stock units. The Company made payments of $1,475,000 with respect to restricted stock units issued under the MSPP during the six months ended June 30, 2015, and $1,725,000 during the six months ended June 30, 2014.
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

•
Our foreign currency hedging program is a cash flow hedge program designed to limit the Company's exposure to variability in expected future cash flows. The Company uses foreign currency forward agreements and currency options, all of which mature within ten months, to manage its exposure to fluctuations in the foreign currency exchange rates. These contracts are not currently designated as hedging instruments in accordance with Topic 815 and, therefore, changes in fair value are recorded through earnings.

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

Derivatives not designated as hedging instruments
To minimize commodity price exposure, the Company had commodity options with notional amounts of $5,670,000 at June 30, 2015. These derivative instruments mature at various times through January 2016.

To minimize foreign currency exposure, the Company had foreign currency options and forwards with notional amounts of $48,100,000 and $7,000,000, respectively at June 30, 2015. These derivate instruments mature at various times through April 2016.

These commodity options, foreign exchange forwards and forward exchange options are recorded in the consolidated balance sheet at fair value and the resulting gains or losses are recorded to other income in the consolidated statement of operations. The (gains) losses recognized for the three and six months ended June 30, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2015	2014	2015	2014
Commodity options	$(74)	$272	$355	$272
Foreign exchange forwards	94	—	94	—
Foreign exchange options (1)	1,352	—	(2,817)	—
Total non-designated derivative realized loss (gain), net	$1,372	$272	$(2,368)	$272

(1) Includes a loss of $182,000 for the discontinuation of cash flow hedges for which the forecasted transactions are not expected to occur within the originally forecasted time frame.

Summary of Derivatives
Derivatives consist of the following (in thousands):

		June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments	Classification	Fair Value	Fair Value
Commodity options	Other current assets	$83	$591
Commodity options	Other assets	—	162
Foreign exchange options	Other current assets	3,100	1,851
Foreign exchange forwards	Other current assets	78	—
Foreign exchange options	Other assets	—	445
	Total assets	$3,261	$3,049
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

As described in Note 4 of the consolidated financial statements, the Company acquired all of the outstanding stock of RBI on June 9, 2015 and the assets of one business during the year ended December 31, 2013. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to assign fair values to inventory, property, plant and equipment, and intangible assets included the cost approach, market approach, relief-from-royalty approach, and other income approaches. The valuation techniques relied on a number of inputs that included the cost and condition of the property, plant and equipment, forecasted net sales and incomes, and royalty rates. In addition, the Company has a contingent consideration liability related to the earn-out provision for the 2013 acquisition discussed in Note 4 that is recorded at fair value on a recurring basis each reporting period. A discounted cash flow analysis, which takes into account a discount rate, forecasted EBITDA of the acquired business and the Company’s estimate of the probability of the acquired business achieving the forecasted EBITDA is used to determine the fair value of this liability at each reporting period until the liability will be settled in 2015. The fair value of this liability is determined using Level 3 inputs. The fair value of this liability is sensitive primarily to changes in the forecasted EBITDA of the acquired business.

As described in Note 10 of the consolidated financial statements, the Company holds derivative foreign currency exchange options and forwards, as well as, commodity options. The fair values of foreign currency exchange contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates.
The fair value of commodity options is determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include forward rates and implied volatility. In addition, the Company received fair value estimates from the commodity contract counterparty to verify the reasonableness of the Company’s estimates.
The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, and long-term debt.  The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At June 30, 2015 and December 31, 2014, the carrying value of outstanding debt was $243,200,000 and $213,600,000, respectively.  The fair value of the Company’s Senior Subordinated 6.25% Notes was estimated based on quoted market prices.
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried at fair value as of June 30, 2015 and December 31, 2014 (in thousands):

		June 30, 2015
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	$—	$—	$61	$61
Foreign currency exchange options	Other current assets	—	3,100	—	3,100
Foreign currency exchange forward	Other current assets	—	78	—	78
Commodity instruments	Other current assets	—	83	—	83

Disclosed at fair value
Total long-term debt	Long-term debt	$247,925	$—	$—	$247,925

		December 31, 2014
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	$—	$—	$328	$328
Foreign currency exchange options	Other current assets	—	1,851	—	1,851
Foreign currency exchange options	Other assets	—	445	—	445
Commodity instruments	Other current assets	—	591	—	591
Commodity instruments	Other assets	—	162	—	162

Disclosed at fair value
Total long-term debt	Long-term debt	$215,831	$—	$—	$215,831
12. DISCONTINUED OPERATIONS
For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. As of June 30, 2015, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operation.

13. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company focuses on value-creation strategies which include aligning its cost structure to market demand, which has in part led to the consolidation of facilities and product lines. During the six months ended June 30, 2015, the Company eliminated three product lines, closed two facilities, and sold and leased back a third facility. The discontinuation of the product lines and closing of two facilities resulted in additional asset impairment charges of $2,745,000, an increase to cost of sales, during the first half of 2015. The sale leaseback of the third facility resulted in a gain of $6,799,000, thus a reduction to selling, general and administrative expense (SG&A) in the first half of 2015. The net result of these activities was a reduction of expense of $4,054,000 for asset impairment during the first half of 2015. In addition, the Company incurred exit activity costs of $766,000, including severance costs, contract termination costs, and other moving and closing costs during the six months ended June 30, 2015.
During 2014, the Company consolidated two facilities in this effort. For the six months ended June 30, 2014, the Company recorded a reduction of SG&A expense of $554,000, the net result of a gain on the sale of one of the consolidated facilities previously impaired in 2013, partially offset by impairment charges for the other facility consolidated during 2014, along with exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. If future opportunities for cost savings are identified, other facility consolidations and closings will be considered.
The following table provides a summary of asset impairments and exit activity costs (gains) incurred by segment during the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Residential Products	$3,251	$(182)	$(3,329)	$145
Industrial and Infrastructure Products	41	357	41	459
Net asset impairment and exit activity charges (gains)	$3,292	$175	$(3,288)	$604
The following table provides a summary of where the asset impairments and exit activity costs (gains) were recorded in the statement of operations for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$3,173	$(123)	$3,361	$202
Selling, general, and administrative expense	119	298	(6,649)	402
Net asset impairment and exit activity charges (gains)	$3,292	$175	$(3,288)	$604

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2015	2014
Balance at January 1	$575	$1,092
Exit activity costs recognized	766	1,158
Cash payments	(641)	(1,522)
Balance at June 30	$700	$728

14. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations for the three and six months ended June 30, and the applicable effective tax rates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Provision for income taxes	$2,202	$4,089	$5,494	$2,838
Effective tax rate	35.0%	38.9%	36.3%	39.5%
The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2015 could be materially different from the forecasted rate used for the six months ended June 30, 2015.
The effective tax rate for the three months ended June 30, 2015 equaled the U.S. federal statutory rate of 35%. The effective tax rate for the six months ended June 30, 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by favorable permanent differences and favorable discrete items. Due to a favorable discrete benefit booked in the second quarter of 2015, the effective tax rate was lower in the three months ended June 30, 2015 compared to the six months ended June 30, 2015. The effective tax rates for the three and six months ended June 30, 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences.
15. NET EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise of shares issuable under its equity compensation plans described in Note 9 of the consolidated financial statements. The weighted average number of shares and conversions utilized in the calculation of diluted earnings per share does not include potential anti-dilutive common shares aggregating 489,000 and 487,000 for the three months ended June 30, 2015 and 2014, respectively, and 471,000 and 524,000 for the six months ended June 30, 2015 and 2014, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$4,087	$6,431	$9,624	$4,345
Loss from discontinued operations	—	—	(28)	—
Net income (loss) available to common shareholders	$4,087	$6,431	$9,596	$4,345
Denominator for basic earnings per share:
Weighted average shares outstanding	31,210	31,066	31,200	31,028
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,210	31,066	31,200	31,028
Common stock options and restricted stock	285	205	240	207
Weighted average shares and conversions	$31,495	$31,271	$31,440	$31,235

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

When determining the reportable segments, the Company aggregated several operating segments based on their similar economic and operating characteristics. On June 9, 2015, the Company acquired RBI which qualifies as an additional operating segment.  As of June 30, 2015 and through the date of this filing, the Company is reassessing its reportable segments. As such, the Company has separately disclosed the RBI operating segment for the three and six months ended June 30 in the table below, but may not continue to do so going forward in light of this ongoing reassessment.

The following table sets forth the reconciliation of sales to earnings before income taxes by segment for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales:
Residential Products	$134,669	$117,400	$241,464	$204,383
Industrial and Infrastructure Products	101,900	117,938	196,185	222,284
Less: Intersegment sales	(482)	(378)	(947)	(675)
	101,418	117,560	195,238	221,609
RBI	17,084	—	17,084	—
Total consolidated net sales	$253,171	$234,960	$453,786	$425,992

Income (loss) from operations:
Residential Products	$11,910	$11,089	$24,043	$13,182
Industrial and Infrastructure Products	5,356	5,976	7,362	9,084
RBI	999	—	999	—
Unallocated Corporate Expenses	(7,064)	(2,335)	(12,233)	(7,203)
Total income (loss) from operations	$11,201	$14,730	$20,171	$15,063
17. SUPPLEMENTAL FINANCIAL INFORMATION
The following information sets forth the consolidating summary financial statements of the issuer (Gibraltar Industries, Inc.) and guarantors, which guarantee the Senior Subordinated 6.25% Notes due February 1, 2021, and the non-guarantors. The guarantors are significant domestic 100% owned subsidiaries of the issuer and the guarantees are full, unconditional, joint and several.
Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$235,468	$22,419	$(4,716)	$253,171
Cost of sales	—	193,554	19,863	(4,365)	209,052
Gross profit	—	41,914	2,556	(351)	44,119
Selling, general, and administrative expense	31	30,322	2,565	—	32,918
(Loss) income from operations	(31)	11,592	(9)	(351)	11,201
Interest expense (income)	3,402	433	(24)	—	3,811
Other (income) expense	(19)	1,058	62	—	1,101
(Loss) income before taxes	(3,414)	10,101	(47)	(351)	6,289
(Benefit of) provision for income taxes	(1,197)	3,174	225	—	2,202
(Loss) income from continuing operations	(2,217)	6,927	(272)	(351)	4,087
Equity in earnings from subsidiaries	6,655	(272)	—	(6,383)	—
Net income (loss)	$4,438	$6,655	$(272)	$(6,734)	$4,087

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$419,818	$42,167	$(8,199)	$453,786
Cost of sales	—	350,418	37,079	(7,745)	379,752
Gross profit	—	69,400	5,088	(454)	74,034
Selling, general, and administrative expense	71	49,684	4,108	—	53,863
(Loss) income from operations	(71)	19,716	980	(454)	20,171
Interest expense (income)	6,804	760	(53)	—	7,511
Other (income) expense	(12)	(2,465)	19	—	(2,458)
(Loss) income before taxes	(6,863)	21,421	1,014	(454)	15,118
(Benefit of) provision for income taxes	(2,407)	7,435	466	—	5,494
(Loss) income from continuing operations	(4,456)	13,986	548	(454)	9,624
Discontinued operations:
Loss from discontinued operations before taxes	—	(44)	—	—	(44)
Benefit of income taxes	—	(16)	—	—	(16)
Loss from discontinued operations	—	(28)	—	—	(28)
Equity in earnings from subsidiaries	14,506	548	—	(15,054)	—
Net income	$10,050	$14,506	$548	$(15,508)	$9,596

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$4,438	$6,655	$(272)	$(6,734)	$4,087
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,138	—	2,138
Reclassification of loss on cash flow hedges, net of tax	—	—	—	—	—
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	37	—	—	37
Other comprehensive income	—	39	2,138	—	2,177
Total comprehensive income	$4,438	$6,694	$1,866	$(6,734)	$6,264

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$10,050	$14,506	$548	$(15,508)	$9,596
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(1,662)	—	(1,662)
Reclassification of loss on cash flow hedges, net of tax	—	143	—	—	143
Adjustment to retirement benefit liability, net of tax	—	4	—	—	4
Adjustment to post-retirement health care liability, net of tax	—	74	—	—	74
Other comprehensive income (loss)	—	221	(1,662)	—	(1,441)
Total comprehensive income (loss)	$10,050	$14,727	$(1,114)	$(15,508)	$8,155

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$4,879	$9,340	$1,362	$(11,236)	$4,345
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	638	—	638
Change in unrealized loss on cash flow hedges, net of tax	—	(956)	—	—	(956)
Adjustment to retirement benefit liability, net of tax	—	4	—	—	4
Adjustment to post-retirement health care liability, net of tax	—	37	—	—	37
Other comprehensive (loss) income	—	(915)	638	—	(277)
Total comprehensive income	$4,879	$8,425	$2,000	$(11,236)	$4,068

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
JUNE 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$17,160	$22,262	$—	$39,422
Accounts receivable, net	—	160,282	20,100	—	180,382
Intercompany balances	(114,041)	137,658	(23,617)	—	—
Inventories	—	124,810	9,941	—	134,751
Other current assets	2,448	17,840	3,051	—	23,339
Total current assets	(111,593)	457,750	31,737	—	377,894
Property, plant, and equipment, net	—	110,822	14,173	—	124,995
Goodwill	—	271,343	21,575	—	292,918
Acquired intangibles	—	120,151	16,580	—	136,731
Other assets	2,689	4,772	—	—	7,461
Investment in subsidiaries	720,452	57,621	—	(778,073)	—
	$611,548	$1,022,459	$84,065	$(778,073)	$939,999
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$106,333	$8,398	$—	$114,731
Accrued expenses	4,928	75,842	11,613	—	92,383
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	4,928	182,575	20,011	—	207,514
Long-term debt	210,000	32,800	—	—	242,800
Deferred income taxes	—	48,744	5,987	—	54,731
Other non-current liabilities	—	37,888	446	—	38,334
Shareholders’ equity	396,620	720,452	57,621	(778,073)	396,620
	$611,548	$1,022,459	$84,065	$(778,073)	$939,999

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(6,621)	$16,091	$2,288	$—	$11,758
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(106,055)	(28,263)	—	(134,318)
Net proceeds from sale of property and equipment	—	26,181	—	—	26,181
Purchases of property, plant, and equipment	—	(4,307)	(317)	—	(4,624)
Other investing activities	—	1,154	—	—	1,154
Net cash used in investing activities	—	(83,027)	(28,580)	—	(111,607)
Cash Flows from Financing Activities
Long-term debt payments	—	(11,792)	—	—	(11,792)
Proceeds from long-term debt	—	41,392	—	—	41,392
Purchase of treasury stock at market prices	(387)	—	—	—	(387)
Net proceeds from issuance of common stock	180	—	—	—	180
Intercompany financing	6,791	(36,970)	30,179	—	—
Excess tax benefit from stock compensation	37	—	—	—	37
Net cash provided by (used in) financing activities	6,621	(7,370)	30,179	—	29,430
Effect of exchange rate changes on cash	—	—	(769)	—	(769)
Net (decrease) increase in cash and cash equivalents	—	(74,306)	3,118	—	(71,188)
Cash and cash equivalents at beginning of year	—	91,466	19,144	—	110,610
Cash and cash equivalents at end of period	$—	$17,160	$22,262	$—	$39,422

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
Overview
Beginning in mid-2014, led by new executive leadership, the Company began a re-examination of its operations, competitive advantages, and strategies, all directed at re-setting a business strategy that would significantly elevate and accelerate the growth and financial returns of the Company. The new strategy, completed in late 2014, is targeted at delivering best-in-class, sustainable value creation for our shareholders for the long-term. This value-generating strategy is intended to drive a transformational change in the Company’s portfolio and its financial results; and it has four key elements: operational excellence, product innovation, portfolio management, and acquisitions as a strategic accelerator.

Operational excellence is our first pillar in this strategy. 80/20 simplification ("80/20") is core to this part of the strategy which is based on the proven theory that 25% of the customers typically generate 89% of the revenue in a business, and 150% of the profitability. We are refocusing on the relatively small set of customers who bring in the vast majority of our revenue and profits, while working to raise other customers’ sales and margin profiles in a fair and responsible manner. Along these same lines, 25% of a company’s products are typically responsible for 89% of the revenue, so at the same time, we are focusing our resources on the high-volume customers and products that provide us with the greatest return.

We started the simplification process in the fourth quarter of 2014, with a comprehensive data analysis and we are in the early stages of implementation. We believe that over the first three years, we will drive 200 to 300 basis points of operating margin improvement from the 80/20 process with corresponding benefits from operational assets being reduced.
Product innovation is our second strategic element. Innovation is about allocating new and existing resources on opportunities that drive sustainable returns. We are focused on only those products and technologies that have relevance to the end-user and can be differentiated from our competition. Our focus on innovation will be centered on three areas: postal products, residential air management and infrastructure. These respective markets are expected to grow based on demand for centralized mail and parcel delivery systems, zero carbon footprint homes, and the large proportion of elevated bridges being deficient or functionally obsolete.
The third aspect of our strategy is portfolio management, which is a natural adjunct to the 80/20 initiative. Using the 80/20 process, we are evaluating all aspects of our current portfolio for future profitable growth and greater shareholder returns which will lead to consideration of any necessary refinements.
The fourth element of our strategy is acquisitions. We are focused on making strategic acquisitions in five key markets, three of which are served by existing platforms within the Company and two are new. The existing platforms include the same areas where we are targeting the development of innovative products: postal and parcel solutions, infrastructure, and air management. The two new platforms are water management and renewable energy. What these growth platforms all have in common-existing and new-is that they are all large, high-growth markets that are technology rich and offer higher returns on our investments than what we have experienced in the past. The acquisition of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015 was the direct result of this fourth initiative.
On June 9, 2015, the Company acquired RBI for approximately $143 million. RBI is one of the largest greenhouse manufacturers in North America and has also established itself during the past five years among North America’s fastest-growing provider of photovoltaic solar racking solutions. RBI designs and manufactures greenhouses for commercial, institutional and retail customers. In solar racking, RBI is a full service provider, and engineers, manufactures and installs solar racking systems for utility ground mounts, carports and residential rooftops. The acquisition of RBI will enable the Company to leverage its expertise in structural metals manufacturing and materials sourcing to help meet the fast-growing global demand for solar racking solutions. The results of RBI have been included in the Company’s consolidated financial results since the date of the acquisition. The acquisition was financed through cash on hand and borrowings under our revolving credit facility.
The Company serves customers primarily throughout North America, Europe, and to a lesser extent Asia. Our customers include major home improvement retailers, wholesalers, and industrial distributors and contractors. As of June 30, 2015, we operated 49 facilities in 22 states, Canada, England, Germany, China, and Japan giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America.
The Company operates and reports its results in the following two reporting segments, entitled “Residential Products” and “Industrial and Infrastructure Products”. As of June 30, 2015 and through the date of this filing, the Company is reassessing its reportable segments. As such, the Company has disclosed the RBI operating segment separately for the three and six month periods ended June 30, 2015.
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
The end markets our businesses serve are subject to economic conditions that are influenced by various factors, including but not limited to, interest rates, commodity costs, demand for residential construction, governmental policies and funding, the level of non-residential construction and infrastructure projects and demand for related repair and remodeling. Over the past few years, many economic indicators, such as residential housing starts, non-residential construction starts, industrial shipments and home repair and remodeling activity, have shown uneven but modest improvements. However, in 2015, the Company is still impacted by levels of activity in its core markets that are below historical long-term averages. In response to slow-growth market conditions, we have restructured our operations, including the closing and consolidation of facilities, resulting in reductions in employees and overhead costs, and managed the business to generate cash. Investments in enterprise resource planning systems have enabled us to better react to fluctuations in commodity costs and customer demand, and have helped in improving margins and curtailed our investments in inventory. We have used the improved cash flows generated by these initiatives to maintain lower levels of debt, improve our liquidity position, and invest in growth initiatives.
Results of Operations
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the three months ended June 30, (in thousands):

	2015		2014
Net sales	$253,171	100.0%	$234,960	100.0%
Cost of sales	209,052	82.6%	194,837	82.9%
Gross profit	44,119	17.4%	40,123	17.1%
Selling, general, and administrative expense	32,918	13.0%	25,393	10.8%
Income from operations	11,201	4.4%	14,730	6.3%
Interest expense	3,811	1.5%	3,691	1.6%
Other expense	1,101	0.4%	519	0.2%
Income before taxes	6,289	2.5%	10,520	4.5%
Provision for income taxes	2,202	0.9%	4,089	1.7%
Net income	$4,087	1.6%	$6,431	2.8%
The following table sets forth the Company’s net sales by reportable segment and the RBI operating segment for the three months ended June 30, (in thousands):

				Change due to
	2015	2014	Total Change	Foreign Currency	Operations
Net sales:
Residential Products	$134,669	$117,400	$17,269	$(1,901)	$19,170
Industrial and Infrastructure Products	101,900	117,938	(16,038)	(2,784)	(13,254)
Less: Intersegment sales	(482)	(378)	(104)	—	(104)
	101,418	117,560	(16,142)	(2,784)	(13,358)
RBI	17,084	—	17,084	—	17,084
Consolidated	$253,171	$234,960	$18,211	$(4,685)	$22,896

Consolidated net sales increased by $18.2 million, or 7.7%, to $253.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The largest increase came from sales generated by RBI, followed by a 1.8% increase in volume along with a 0.6% increase in pricing to customers. These increases were partially offset by foreign currency fluctuations, which contributed to a $4.7 million decrease in net sales during the second quarter of 2015 compared to the same period in the previous year.
Net sales in our Residential Products segment increased 14.7%, or $17.3 million to $134.7 million for the three months ended June 30, 2015 compared to $117.4 million in the three months ended June 30, 2014. The increase was a result of a 15.4% increase in volume along with a 0.9% increase in pricing to customers, partially offset by foreign currency fluctuations which decreased net sales by $1.9 million as compared to the same period in the previous year. The increased sales volume was led by higher demand for our centralized postal and parcel storage products. As postal authorities convert door-to-door deliveries to centralized deliveries, sales of our cluster unit mail boxes have benefited. This segment also benefited from modestly higher sales of our roofing-related ventilation and rain dispersion products.
Net sales in our Industrial and Infrastructure Products segment decreased 13.7%, or $16.1 million to $101.4 million for the three months ended June 30, 2015 compared to $117.6 million for the three months ended June 30, 2014. Apart from the $2.8 million decrease from the impact of exchange rate fluctuations, net sales also decreased by $13.3 million due to lower volume while pricing remained relatively unchanged as compared to the prior year quarter. This segment was primarily impacted by lower demand for our industrial products from energy-related sectors, the result of lower oil and natural gas prices. In addition, due to uncertainty in government funding for transportation projects, demand for our transportation infrastructure products, including components for bridges and elevated highways, modestly decreased as compared to the prior year quarter.
Our consolidated gross margin increased to 17.4% for the three months ended June 30, 2015 compared to 17.1% for the three months ended June 30, 2014.
Within our Residential Products segment, gross profit increased as compared to the prior year quarter. As a percentage of sales, however, the Residential Products segment's gross margin declined as compared to the prior year quarter. Company-wide initiatives to simplify our business processes and product lines throughout the organization were implemented this quarter, starting with West Coast locations. Costs related to these initiatives along with currency fluctuations resulting from the strengthening U.S. dollar over the prior year quarter contributed to the margin decline. Partially offsetting this decline was the benefit of volume increases primarily from postal products.
In our Industrial and Infrastructure Products segment, while its gross profit was lower, largely the result of a decrease in industrial sales volume along with currency fluctuations, its gross margin increased. This margin increase was the result of favorable alignment of material costs to customer selling prices as well as cost reductions resulting from staffing reductions in support functions implemented during the latter part of 2014.
The addition of the RBI operating segment in the quarter contributed to the increase in the consolidated gross margin.
Selling, general, and administrative (SG&A) expenses increased by $7.5 million, or 29.5%, to $32.9 million for the three months ended June 30, 2015 from $25.4 million for the three months ended June 30, 2014. The $7.5 million increase was largely the result of $2.8 million of additional expense from the acquisition of RBI, a $3.3 million increase in performance-based compensation, along with a $1.0 million charge for senior leadership transition costs, as compared to the second quarter of 2014. SG&A expenses as a percentage of net sales increased to 13.0% in the three months ended June 30, 2015 compared to 10.8% in the three months ended June 30, 2014.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment, along with the RBI operating segment, for the three months ended June 30, (in thousands):

						Change due to
	2015		2014		Total Change	Foreign Currency	Operations
Income (loss) from operations:
Residential Products	$11,910	8.8%	$11,089	9.4%	$821	$(1,901)	2,722
Industrial and Infrastructure Products	5,356	5.3%	5,976	5.1%	(620)	(700)	80
RBI	999	5.8%	—		999	—	999
Unallocated Corporate Expenses	(7,064)	(2.8)%	(2,335)	(1.0)%	(4,729)	—	(4,729)
Consolidated income (loss) from operations	$11,201	4.4%	$14,730	6.3%	$(3,529)	$(2,601)	$(928)
Our Residential Products segment generated an operating margin of 8.8% during the three months ended June 30, 2015 compared to 9.4% during the three months ended June 30, 2014. Company wide initiatives to simplify our business processes and product lines throughout the organization were implemented this quarter, starting with our West Coast locations. Costs related to these initiatives along with the effects of currency fluctuations of $1.9 million as compared to the three months ended June 30, 2014 contributed to the operating margin decline. Partially offsetting this decline were higher sales volumes primarily from postal products.

Our Industrial and Infrastructure Products segment generated an operating margin of 5.3% during the three months ended June 30, 2015 compared to 5.1% during the three months ended June 30, 2014. Excluding the negative impact of foreign currency fluctuations of $0.7 million for the quarter, an improved alignment of material costs to pricing to customers and cost reductions including staffing reductions in the latter part of 2014 contributed to the margin increase for the current quarter as compared to the prior year quarter.
Unallocated corporate expenses increased $4.7 million from $2.3 million during the three months ended June 30, 2014 to $7.1 million during the three months ended June 30, 2015. The increase was largely the result of a $3.3 million increase in performance-based compensation expense as compared to $0.7 million in the prior year quarter. The increase is the result of improved operating results and stock price increases in the current quarter. In addition, we incurred $1.0 million of costs for senior leadership and management transitions and $0.9 million of acquisition related costs for the three months ended June 30, 2015.
Non-operating expense of $1.1 million is primarily comprised of net expense on derivative contracts for hedges on foreign currencies and select raw materials related to transactions with our Residential Products segment. The increase from $0.5 million for the three months ended June 30, 2014 was primarily the result of foreign currency fluctuations.

Interest expense modestly increased by $0.1 million to $3.8 million for the three months ended June 30, 2015 compared to $3.7 million for the three months ended June 30, 2014. The modest increase was the result of funds borrowed under our revolving credit facility in June 2015 to help finance the acquisition of RBI. During the three months ended June 30, 2014, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $2.2 million and $4.1 million, with effective tax rates of 35.0% and 38.9% for the three months ended June 30, 2015, and 2014, respectively. The effective tax rate for the second quarter of 2015 equaled the U.S. federal statutory rate of 35%. The effective tax rate for the second quarter of 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the six months ended June 30, (in thousands):

	2015		2014
Net sales	$453,786	100.0%	$425,992	100.0%
Cost of sales	379,752	83.7%	356,005	83.6%
Gross profit	74,034	16.3%	69,987	16.4%
Selling, general, and administrative expense	53,863	11.9%	54,924	12.9%
Income from operations	20,171	4.4%	15,063	3.5%
Interest expense	7,511	1.6%	7,331	1.7%
Other (income) expense	(2,458)	(0.5)%	549	0.1%
Income before taxes	15,118	3.3%	7,183	1.7%
Provision for income taxes	5,494	1.2%	2,838	0.7%
Income from continuing operations	9,624	2.1%	4,345	1.0%
Loss from discontinued operations	(28)	0.0%	—	0.0%
Net income	$9,596	2.1%	$4,345	1.0%
The following table sets forth the Company’s net sales by reportable segment plus the RBI operating segment, for the six months ended June 30, (in thousands):

				Change due to
	2015	2014	Total Change	Foreign Currency	Operations
Net sales:
Residential Products	$241,464	$204,383	$37,081	$(3,663)	$40,744
Industrial and Infrastructure Products	196,185	222,284	(26,099)	(5,390)	(20,709)
Less: Intersegment sales	(947)	(675)	(272)	—	(272)
	195,238	221,609	(26,371)	(5,390)	(20,981)
RBI	17,084	—	17,084	—	17,084
Consolidated	$453,786	$425,992	$27,794	$(9,053)	$36,847

Consolidated net sales increased by $27.8 million, or 6.5%, to $453.8 million for the six months ended June 30, 2015 compared to the prior year period. The increase was the result of a 4.0% increase due to sales generated by the RBI of $17.1 million, a 3.9% increase in volume and a 0.8% increase in pricing to customers. This increase was partially offset by foreign currency fluctuations, which contributed to a $9.1 million decrease in net sales during the first half of 2015 compared to the same period in the previous year.
Net sales in our Residential Products segment increased 18.2%, or $37.1 million to $241.5 million for the six months ended June 30, 2015 compared to last year. The increase was the net result of a 18.7% increase in volume, a 1.3% increase in pricing to customers, partially offset by foreign currency fluctuations which decreased net sales by $3.7 million. The sales volume increase was led by higher demand for our new centralized postal and parcel storage products. As postal authorities convert door-to-door deliveries to centralized deliveries, sales of our cluster unit mail boxes have benefited. This segment also benefited from modestly higher sales of our roofing-related ventilation and rain dispersion products.
Net sales in our Industrial and Infrastructure Products segment decreased 11.9%, or $26.4 million to $195.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Apart from the $5.4 million impact of exchange rate fluctuations, the remaining decrease in net sales of $21.0 million was due to lower volume, while pricing remained relatively unchanged as compared to the first half of the prior year. This segment was primarily impacted by lower volume for our industrial products generated from energy-related sectors, largely the result of lower oil and gas prices. In addition, due to uncertainty in government funding for transportation projects, demand for our infrastructure products, including components for bridges and elevated highways, related to these projects modestly decreased as compared to the prior year quarter.

Our consolidated gross margin decreased to 16.3% for the six months ended June 30, 2015, compared to 16.4% for the six months ended June 30, 2014, however, our consolidated gross profit increased for the comparable period.
Within our Residential Products segment, gross profit increased, largely the result of additional sales volumes, while gross margin declined. The margin decline was the result of costs related to Company-wide initiatives to simplify our business processes and product lines throughout the organization originated during the second quarter, starting with our West Coast locations. Currency fluctuations resulting from the strengthening U.S. dollar over the prior year quarter also contributed to the margin decline. Partially offsetting these decreases was the benefit of volume increases, primarily from postal products.
In our Industrial and Infrastructure Products segment, while gross profit was lower, largely the result of a decrease in industrial sales volume along with currency fluctuations, its gross margin increased. This margin increase was the result of favorable alignment of material costs to customer selling prices as well as cost reductions resulting from staffing reductions in support functions implemented during the latter part of 2014.
The addition of the RBI operating segment in the quarter partially offset the decrease in the consolidated gross margin.
Selling, general, and administrative (SG&A) expenses decreased by $1.1 million, or 2.0%, to $53.9 million for the six months ended June 30, 2015 from $54.9 million for the six months ended June 30, 2014. The $1.1 million decrease was primarily the net result of a $6.8 million gain on the sale leaseback of one of our facilities during the first half of 2015, partially offset by $2.8 million of additional expense from the RBI acquisition, $1.9 million charge for senior leadership and management transition costs, and $1.5 million of higer performance-based compensation. As a percentage of net sales, SG&A expenses decreased to 11.9% for the six months ended June 30, 2015 compared to 12.9% for the six months ended June 30, 2014.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales or the six months ended June 30, (in thousands):

						Change Due To
	2015		2014		Total Change	Foreign Currency	Operations
Income from operations:
Residential Products	$24,043	10.0%	$13,182	6.4%	$10,861	$(3,663)	$14,524
Industrial and Infrastructure Products	7,362	3.8%	9,084	4.1%	(1,722)	(1,400)	(322)
RBI	999	5.8%	—		999	—	999
Unallocated Corporate Expenses	(12,233)	(2.7)%	(7,203)	(1.7)%	(5,030)	—	(5,030)
Consolidated income from operations	$20,171	4.4%	$15,063	3.5%	$5,108	$(5,063)	$10,171
Our Residential Products segment generated an operating margin of 10.0% during the six months ended June 30, 2015 compared to 6.4% during the six months ended June 30, 2014. Apart from the impact of the $6.8 million gain on the sale leaseback of a facility during the first quarter of 2015, the other increases to its income from operations were $4.1 million due to higher sales volumes primarily for postal products along with staffing reductions in SG&A support functions implemented earlier in 2015. These benefits were partially offset by the effects of currency fluctuations as compared to the six months ended June 30, 2014 along with $2.9 million of costs related to Company wide initiatives to simplify our business processes and product lines throughout the organization originated the second quarter.

Our Industrial and Infrastructure Products segment operating margin of 3.8% for the six months ended June 30, 2015 slightly decreased from the prior year. Decreased sales volume, primarily from industrial markets, along with the effect of currency fluctuations were largely offset by favorable alignment of material costs to customer selling prices along with benefits from staffing and other cost reductions as compared to the six months ended June 30, 2014.
Unallocated corporate expenses increased $5.0 million compared to the six months ended June 30, 2014. The increase was primarily the result of an increase of $2.0 million in performance based compensation expense, an increase of $1.6 million for costs incurred for senior leadership and management transition costs, along with $0.9 million of acquisition related costs.

Non-operating income of $2.5 million is primarily comprised of net gains on derivative contracts for hedges on foreign currencies and select raw materials related to transactions with our Residential Products segment. The increase from $0.5 million of expense for the six months ended June 30, 2014 was primarily the result of foreign currency fluctuations.
Interest expense increased by $0.2 million to $7.5 million for the six months ended June 30, 2015 compared to $7.3 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we borrowed funds under our revolving credit facility to help finance the acquisition of RBI in June 2015 which contributed to the increase in expense as compared to the prior year. During the six months ended June 30, 2014, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $5.5 million for the six months ended June 30, 2015, an effective tax rate of 36.3%, compared with a provision for income taxes of $2.8 million, an effective tax rate of 39.5%, for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes, partially offset by favorable permanent differences and favorable discrete items. The effective tax rate for the six months ended June 30, 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences.
Outlook

In 2015 compared to 2014, we expect market conditions in residential housing to continue the slow, gradual improvement with demand from industrial and transportation infrastructure markets being unfavorable as compared to 2014. As a result, we expect higher Residential products revenues will be offset by lower Industrial & Infrastructure segment revenues with the net effect of 2015 consolidated revenues from our core businesses being unfavorable to 2014 by approximately 2%. In addition to our base businesses, the June 9, 2015 acquisition of RBI is expected to add incremental revenues of $130 million to $140 million through December 31, 2015, including $17 million of revenue in June 2015. The combined revenues of our base businesses plus RBI are expected to result in 2015 consolidated revenues being $980 million to $990 million, an increase of approximately 14% compared to $862 million for 2014.
Specific to our segments, our Industrial & Infrastructure Products segment expects 2015 revenues to be unfavorable as compared to 2014, by nearly 10%, on continuing lower demand from energy-related industrial markets affected by the low price of oil as well as negatively affected by the stronger U.S. dollar.
Regarding Residential Products segment revenue, growth in 2015 will again be led by higher volume for postal products. Following two successive years of +20% organic growth, 2015 sales growth for postal products is expected to approximate 10% to 14% compared to 2014 with the highest favorable comparisons to prior year periods being for the three and six months ended June 30, 2015.
Apart from our revenue expectations, we have internal, controllable initiatives targeted to improve earnings this year. These include the continued focus on managing prices and material margin, additional consolidation, and results from initial projects under the simplification - 80/20 program.
We continue to expect profitability in 2015 to increase compared to last year, even as revenues from our core businesses will be slightly lower compared to last year. We will have the incremental benefit of cost reduction actions we completed last year in overhead staffing, sales channel adjustments, and two facility closures. We also should benefit from 2015 productivity initiatives such as improving efficiencies in our postal production and improving results from price/ margin management. All of these controllable actions are expected to lead to earnings per diluted share for 2015 in the range of $0.50- $0.60, which compares favorably to the net loss of $(2.63) for 2014 that included a net charge for asset impairment of $3.09.
Additionally, capital expenditures in 2015 are likely to be within $12 million and $15 million.
Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. During the three months ended June 30, 2015, we invested cash in our working capital to meet the upcoming higher seasonal demand from our customers as noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q.

As of June 30, 2015, our liquidity of $121.9 million consisted of $39.4 million of cash plus $82.5 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs, simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions; and a larger acquisition may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2015, our foreign subsidiaries held $22.3 million of cash in U.S. dollars. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through acquisitions. Repatriation of this cash for domestic purposes could result in significant tax consequences.
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
Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2015	2014
Cash provided (used in) by:
Operating activities of continuing operations	$11,758	$(3,785)
Investing activities of continuing operations	(111,607)	(5,427)
Financing activities of continuing operations	29,430	(330)
Effect of exchange rate changes	(769)	260
Net decrease in cash and cash equivalents	$(71,188)	$(9,282)
Regarding operating activities, during the six months ended June 30, 2015, we generated net cash totaling $11.8 million, primarily driven by net income from continuing operations of $9.6 million and net non-cash charges including depreciation, amortization, gain on sale of assets, and stock compensation of $7.6 million, offset by our $5.4 million investment in working capital. Net cash used in operating activities for the six months ended June 30, 2014 totaled $3.8 million, primarily driven by a $23.4 million investment in working capital partially offset by non-cash charges including depreciation, amortization, and stock compensation of $15.3 million and by net income from continuing operations of $4.3 million.

During the six months ended June 30, 2015, the Company invested $5.4 million in working capital to fund growth in sales and inventory to meet demand in our seasonally strongest periods. Cash invested in working capital and other net assets included a $30.2 million and $1.4 million increase in accounts receivables, other current assets and other long-term assets, respectively offset by a $20.3 million and $4.3 million increase in accounts payable and accrued expenses and other non-current liabilities, respectively. The increase in accounts receivable was largely the result of increased sales volume. Accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonality of customer order levels that impact our business. The increase in other current assets and other assets of $1.4 million was largely due the timing of prepaid expenses. The increase in accrued expenses and other non-current liabilities of $4.3 million largely relates to the deferred gain due to a sale leaseback transaction.

Net cash used in investing activities for the six months ended June 30, 2015 of $111.6 million primarily consisted of $134.3 million of acquisitions and capital expenditures of $4.6 million offset by $26.1 million received from the sale of a property. Net cash used in investing activities for the six months ended June 30, 2014 of $5.4 million was primarily due to capital expenditures of $11.5 million partially offset by $6.0 million received from the sale of two properties.
Net cash provided by financing activities for the six months ended June 30, 2015, of $29.4 million primarily consisted of proceeds from long-term debt borrowings, net of repayments of $29.6 million and proceeds from the issuance of common stock of $0.2 million, partially offset by the purchase of treasury stock of $0.4 million. Net cash used in financing activities for the six months ended June 30, 2014 of $0.3 was the result of the purchase of treasury stock of $0.4 million and $0.4 million in long-term debt payments, partially offset by the proceeds from the issuance of common stock of $0.4 million.
Senior Credit Agreement and Senior Subordinated Notes
Borrowings under the 2011 Senior Credit Agreement are secured by the trade receivables, inventory, personal property and equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for both a revolving credit facility and letters of credit in an aggregate amount that does not exceed the lesser of (i) $200 million or (ii) a borrowing base determined by reference to the trade receivables, inventories, and property, plant, and equipment of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides the Company with flexibility by allowing for the Company to request additional financing from the lenders to increase the revolving credit facility to $250 million.
The Senior Credit Agreement is currently committed through October 10, 2016. Only one financial covenant is contained within the Senior Credit Agreement, which requires the Company to maintain a fixed charge ratio (as defined in the Senior Credit Agreement) of 1.25 to 1.00 or higher on a trailing four-quarter basis. During the next six months, we anticipate extending or amending the senior credit agreement beyond its current term.
Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which is payable quarterly. As of June 30, 2015, we had $82.5 million of availability under the revolving credit facility. To finance the acquisition of RBI in the second quarter of 2015, we borrowed amounts under the revolving credit facility and $30.0 million remained outstanding as of June 30, 2015. In addition, we had outstanding letters of credit of $20.6 million as of June 30, 2015. Each of our significant domestic subsidiaries has guaranteed the obligations under the Senior Credit Agreement. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit our ability to take various actions.
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
As a result of the Company's acquisition of RBI on June 9, 2015, the Company records revenues from contracts using percentage of completion accounting as calculated by the cost-to-cost measurement method. This method of revenue recognition only pertains to the activities of RBI.
Revenue on contracts using the percentage of completion method of accounting is recognized as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total contract revenue, less cumulative revenue recognized in prior periods. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. A significant change in an estimate on one or more contracts could have a material effect on our results of operations.
Contract costs include all direct costs related to contract performance. Selling and administrative expenses are charged to operations as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Because of inherent uncertainties in estimating costs, it is reasonably possible that changes in performance could result in revisions to cost and income, which are recognized in the period when the revisions are determined.

Related Party Transactions

A president for one of the Company's operating segments is an owner of certain real estate properties leased for manufacturing and distribution purposes by that operating segment. The leases are in effect until June 2018 and June 2020. For the three and six months ended June 30, 2015, the Company incurred $72,000 of lease expense for these properties. All amounts incurred during 2015 were expensed as a component of cost of sales.
Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)". The amendments in this update affect the presentation on the financial statements of assets which are disposed of or classified as held for sale. The amendments in Topic 205 and 360 are effective prospectively beginning on or after December 15, 2014. This standard was adopted On January 1, 2015 and it did not have a material impact on the Company's consolidated financial results.

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (Topic 606). The update clarifies the principles for recognizing revenue and develops a common standard for U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. More specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in Topic 606 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of adopting the new standard on revenue recognition and its consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-03, "Interest - Imputation of Interest" (Subtopic 835-30). The Update was issued to change the presentation of debt issuance costs from an asset to a direct deduction from the related liability. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be early adopted for financial statements that have not been previously issued and its provisions are to be retrospectively applied as a change in accounting principle. Upon adoption, this guidance is expected to decrease Other assets, which includes our deferred financing costs on our debt obligations, and comparably decrease Long-term debt on our Balance Sheets. This guidance is not expected to have any impact on our Statements of Operations or our Statements of Cash Flows.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-05, "Intangibles - Goodwill and Other - Internal Use Software" (Subtopic 350-40). The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license and the accounting treatment for the arrangement. The amendments in this Update are effective beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-07, "Fair Value Measurement" (Topic 820). The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. The amendments in this update are effective beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-08, "Business Combinations" (Topic 805). This Update relates to pushdown accounting and the amendments and modifications made to SEC paragraphs pursuant to Staff Accounting Bulletin Number 115. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In June 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-10, "Technical Corrections and Improvements". The object of this Update is to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the different amendments in this Update beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In July 2015, guidance was issued which changes the measurement of inventory to the lower of cost and net realizable value. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be applied prospectively and early adopted for the beginning of an interim or annual period. This guidance is not expected to have any impact on our Balance Sheet or Statements of Operations.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In addition, we have disclosed a new risk factor below as a result of our June 9, 2015 acquisition of RBI. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results.

The expiration, elimination or reduction of solar rebates, credits and incentives may adversely impact our business.

Federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity. These incentives are in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. These governmental rebates, tax credits and other financial incentives motivate our customers to purchase our products containing solar power generating systems. The scope and availability of these incentive programs including the scheduled sunsetting of many rebates and reduction of the investment tax credit for solar facilities in the United States after 2016 could materially impact our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Not applicable.

Item 6. Exhibits
6(a) Exhibits

a.	2.1	Stock Purchase Agreement dated June 9, 2015. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 15, 2015)
b.	3.1	Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 12, 2015)
c.	10.1
Second Amendment to Third Amendment and Restatement of the Gibraltar Industries, Inc.2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 12, 2015)

d.	10.2
First Amendment to Fourth Amendment and Restatement of the Gibraltar Industries, Inc.
Management Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 12, 2015)

e.	10.3	Award of Restricted Stock of the Gibraltar Industries, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 12, 2015)
f.	10.4	Gibraltar Industries, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 12, 2015)
g.	10.5	Gibraltar Industries, Inc. 2015 Management Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 12, 2015)
h.	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

i.	31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

j.	32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

k.	32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

l.	101.INS	XBRL Instance Document *

m.	101.SCH	XBRL Taxonomy Extension Schema Document *

n.	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

o.	101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

p.	101.PRA	XBRL Taxonomy Extension Presentation Linkbase Document *

q.	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GIBRALTAR INDUSTRIES, INC.
(Registrant)

/s/ Frank G. Heard
Frank G. Heard
President and Chief Executive Officer

/s/ Kenneth W. Smith
Kenneth W. Smith
Senior Vice President and Chief Financial Officer
Date: August 7, 2015