Form 10-Q
period 2015-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2015-10-28
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of October 26, 2015, the number of common shares outstanding was: 31,040,301.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales	$304,994	$234,101	$758,780	$660,093
Cost of sales	243,598	192,523	623,350	548,528
Gross profit	61,396	41,578	135,430	111,565
Selling, general, and administrative expense	38,002	23,186	91,865	78,167
Income from operations	23,394	18,392	43,565	33,398
Interest expense	3,878	3,657	11,389	10,988
Other income	(1,780)	(664)	(4,238)	(172)
Income before taxes	21,296	15,399	36,414	22,582
Provision for income taxes	7,664	5,828	13,158	8,666
Income from continuing operations	13,632	9,571	23,256	13,916
Discontinued operations:
Loss before taxes	—	(51)	(44)	(51)
Benefit of income taxes	—	(20)	(16)	(20)
Loss from discontinued operations	—	(31)	(28)	(31)
Net income	$13,632	$9,540	$23,228	$13,885
Net earnings per share – Basic:
Income from continuing operations	$0.44	$0.31	$0.74	$0.45
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.44	$0.30	$0.74	$0.44
Weighted average shares outstanding – Basic	31,242	31,083	31,214	31,046
Net earnings per share – Diluted:
Income from continuing operations	$0.43	$0.31	$0.74	$0.45
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.43	$0.30	$0.74	$0.44
Weighted average shares outstanding – Diluted	31,558	31,298	31,479	31,256
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$13,632	$9,540	$23,228	$13,885
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,005)	(2,734)	(4,667)	(2,096)
Reclassification of loss on cash flow hedges, net of tax	—	714	143	(242)
Adjustment to retirement benefit liability, net of tax	3	2	7	6
Adjustment to post-retirement health care liability, net of tax	36	19	110	56
Other comprehensive loss	(2,966)	(1,999)	(4,407)	(2,276)
Total comprehensive income	$10,666	$7,541	$18,821	$11,609
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$43,331	$110,610
Accounts receivable, net	177,117	101,141
Inventories	126,006	128,743
Other current assets	24,514	19,937
Total current assets	370,968	360,431
Property, plant, and equipment, net	121,218	129,575
Goodwill	291,940	236,044
Acquired intangibles	131,872	82,215
Other assets	4,199	2,206
	$920,197	$810,471
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$104,244	$81,246
Accrued expenses	69,576	52,439
Billings in excess of cost	22,206	—
Current maturities of long-term debt	400	400
Total current liabilities	196,426	134,085
Long-term debt	220,814	209,511
Deferred income taxes	54,880	49,772
Other non-current liabilities	39,696	29,874
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,478 and 31,342 shares issued in 2015 and 2014	315	313
Additional paid-in capital	250,129	247,232
Retained earnings	177,853	154,625
Accumulated other comprehensive loss	(13,958)	(9,551)
Cost of 464 and 429 common shares held in treasury in 2015 and 2014	(5,958)	(5,390)
Total shareholders’ equity	408,381	387,229
	$920,197	$810,471
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$23,228	$13,885
Loss from discontinued operations	(28)	(31)
Income from continuing operations	23,256	13,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,657	19,452
Stock compensation expense	2,675	2,379
Net gain on sale of assets	(7,903)	—
Other non-cash adjustments	3,351	(1,579)
Non-cash charges to interest expense	13	772
(Benefit of) provision for deferred income taxes	(724)	77
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(28,085)	(33,031)
Inventories	7,562	(5,526)
Other current assets and other assets	(529)	(1,202)
Accounts payable	9,845	22,260
Accrued expenses and other non-current liabilities	12,370	667
Net cash provided by operating activities of continuing operations	44,488	18,185
Net cash used in operating activities of discontinued operations	—	(40)
Net cash provided by operating activities	44,488	18,145
Cash Flows from Investing Activities
Cash paid for acquisitions	(140,620)	—
Net proceeds from sale of property and equipment	26,392	5,958
Purchases of property, plant, and equipment	(6,822)	(19,180)
Other investing activities	1,154	121
Net cash used in investing activities	(119,896)	(13,101)
Cash Flows from Financing Activities
Proceeds from long-term debt	58,192	—
Long-term debt payments	(47,592)	(407)
Purchase of treasury stock at market prices	(568)	(505)
Net proceeds from issuance of common stock	237	508
Excess tax benefit from stock compensation	—	99
Net cash provided by (used in) financing activities	10,269	(305)
Effect of exchange rate changes on cash	(2,140)	(765)
Net (decrease) increase in cash and cash equivalents	(67,279)	3,974
Cash and cash equivalents at beginning of year	110,610	97,039
Cash and cash equivalents at end of period	$43,331	$101,013
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2014	31,342	$313	$247,232	$154,625	$(9,551)	429	$(5,390)	$387,229
Net income	—	—	—	23,228	—	—	—	23,228
Foreign currency translation adjustment	—	—	—	—	(4,667)	—	—	(4,667)
Adjustment to retirement benefit liability, net of taxes of $4	—	—	—	—	7	—	—	7
Adjustment to post employment health care benefit liability, net of taxes of $71	—	—	—	—	110	—	—	110
Reclassification of loss on cash flow hedges, net of tax of $82	—	—	—	—	143	—	—	143
Stock compensation expense	—	—	2,675	—	—	—	—	2,675
Excess tax benefit from stock compensation	—	—	(13)	—	—	—	—	(13)
Stock options exercised	20	—	237	—	—	—	—	237
Issuance of restricted stock	21	1	(1)	—	—	—	—	—
Net settlement of restricted stock units	95	1	(1)	—	—	35	(568)	(568)
Balance at September 30, 2015	31,478	$315	$250,129	$177,853	$(13,958)	464	$(5,958)	$408,381
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three and nine months ended September 30, 2015 and 2014, the financial position at September 30, 2015 and December 31, 2014, the statements of cash flow for the nine months ended September 30, 2015 and 2014, and the statement of shareholders’ equity for the nine months ended September 30, 2015 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

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

The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. The Company is subject to reduced activity in the first and fourth quarters as colder, inclement weather reduces order rates from end markets it serves.

Revenue Recognition

In addition to the revenue recognition policies disclosed in our 2014 annual report, the Company began recording revenues using percentage of completion accounting as calculated by the cost-to-cost measurement method on contracts of the Company's RBI Solar, Inc., Rough Brothers Manufacturing, Inc., and affiliates (collectively "RBI") which were acquired on June 9, 2015. This method of revenue recognition only pertains to the activities of RBI.
Revenue from contracts using the percentage of completion method of accounting is recognized as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total contract revenue. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for all contracts. A significant change in an estimate on one or more contracts could have a material effect on our results of operations.
Contract costs include all direct costs related to contract performance. Selling and administrative expenses are charged to operations as incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Because of inherent uncertainties in estimating costs, it is reasonably possible that changes in performance could result in revisions to cost and revenue, which are recognized in the period when the revisions are determined.

For the three and nine months ended September 30, 2015, 24.7% and 11.9%, respectively, of revenue was recognized under the percentage of completion method.

Sale-Leaseback Transaction

During the first quarter of 2015, in order to capitalize on favorable real estate market conditions, the Company entered into a transaction to sell one of its real estate properties to an independent third party for $26,373,000. The Company leased back the entire property under a five year operating lease agreement. In accordance with U.S. generally accepted accounting principles, the Company accounted for the transaction as a sale-leaseback. The net present value of the Company's future minimum lease payments of $5,765,000 were less than the gain on sale of $13,144,000. As such, the portion of the gain equal to the fair value of the future minimum lease payments was deferred and is being amortized on a straight-line basis over the five year life of the lease. The gain exceeding the fair value of the minimum lease payments amounted to $7,379,000 and was recognized during the quarter ended March 31, 2015 as a component of selling, general, and administrative expenses. The minimum lease payment for each of the five years is $1,378,000.

2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)." The amendments in this update affect the presentation on the financial statements of assets which are disposed of or classified as held for sale. The amendments in Topic 205 and 360 are effective prospectively beginning on or after December 15, 2014. This standard was adopted on January 1, 2015, and it did not have a material impact on the Company's consolidated financial results.

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)." The update clarifies the principles for recognizing revenue and develops a common standard for U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. More specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14 which deferred the effective date of Topic 606 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of adopting the new standard on revenue recognition and its consolidated financial statements.

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)." The amendments in this Update simplify the income statement presentation by eliminating the concept of extraordinary items. The amendment in this Update is effective beginning after December 15, 2015, and early adoption is permitted. The Company adopted the amendments in this Update as of March 31, 2015, and the adoption does not have a material impact on either the Company's financial results, or the presentation of those results.

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-02, "Consolidation (Topic 810)." The amendments in this Update changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities specifically related to variable interest entities, limited partnerships, and other similar legal entities. The amendments in this Update are effective beginning after December 15, 2015, and early adoption is permitted. The Company adopted the amendments in this Update as of March 31, 2015, and the adoption does not have a material impact on the Company's financial results.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (Update) 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)." The Update was issued to change the presentation of debt issuance costs from an asset to a direct deduction from the related liability. In August 2015, the Financial Accounting Standards Board issued Update 2015-15, "Interest-Imputation of Interest (Subtopic 835-30)." The previously issued Update 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)" was silent on presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The amendments to this Update clarify that an entity can defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless if there are outstanding borrowings on the line-of-credit arrangement. The Company adopted these Updates as of September 30, 2015. The adoption of this guidance was retrospectively applied as a change in accounting principle to both periods presented on the balance sheet in accordance with Update 2015-03. The adoption decreased Other assets, which includes our deferred financing costs on our debt obligations, and comparably decreased Long-term debt on our Balance Sheets. This guidance did not have any impact on our Statements of Operations or our Statements of Cash Flows.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-05, "Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40)." The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license and the accounting treatment for the arrangement. The amendments in this Update are effective beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-07, "Fair Value Measurement (Topic 820)." The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. The amendments in this update are effective beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-08, "Business Combinations (Topic 805)." This Update relates to pushdown accounting and the amendments and modifications made to SEC paragraphs pursuant to Staff Accounting Bulletin Number 115. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In June 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-10, "Technical Corrections and Improvements." The object of this Update is to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the different amendments in this Update beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, "Inventory (Topic 330)." The amendments to this Update were issued to change the measurement of inventory to the lower of cost and net realizable value. The guidance, which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, may be applied prospectively and early adopted for the beginning of an interim or annual period. The Company is currently evaluating the impact of adopting the new standard and is not expected to have a material impact on the our Balance Sheet or Statements of Operations.

In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-16, "Business Combinations (Topic 805)." The amendments to this Update require that an acquirer of a business combination recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be applied prospectively and early adopted for the beginning of an interim or annual period. The Company adopted the amendments in this Update as of September 30, 2015, and the adoption does not have a material impact on the Company's financial statements.

3. ACCOUNTS RECEIVABLE
Accounts receivable consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Trade accounts receivable	$125,237	$105,421
Contract receivables:
Amounts billed	39,183	—
Costs in excess of billings	17,411	—
Total contract receivables	56,594	—
Total accounts receivable	181,831	105,421
Less allowance for doubtful accounts	(4,714)	(4,280)
Accounts receivable	$177,117	$101,141
Contract receivables are primarily associated with developers, contractors and customers in connection with one of the Company's operating segments. Costs in excess of billings principally represent revenues recognized on contracts that were not billable as of the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. All of the costs in excess of billings are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in billings in excess of cost in the Consolidated Balance Sheet.

4. INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw material	$58,477	$58,665
Work-in-process	15,915	12,841
Finished goods	51,614	57,237
Total inventories	$126,006	$128,743
5. ACQUISITIONS
On June 9, 2015, the Company acquired all of the outstanding stock of RBI. RBI is among the largest greenhouse manufacturers in North America and has also established itself during the past six years among North America’s fastest-growing providers of photovoltaic solar racking solutions.

RBI designs and manufactures greenhouses for commercial, institutional and retail customers as well as designs, engineers, manufactures and installs solar racking systems for utilities and solar park developers. It also sells solar racking for residential rooftops. The acquisition of RBI is expected to enable the Company to leverage its expertise in structural metals manufacturing and materials sourcing to help meet the fast-growing global demand for solar racking solutions. The results of RBI have been included in the Company’s consolidated financial results since the date of acquisition. As of the date of filing of this report, the Company continues to reassess its reporting segments. As such, the Company has disclosed in footnote 17 the RBI operating segment separately for the three and nine month periods ended September 30, 2015. The aggregate purchase consideration for the acquisition of RBI was approximately $142,506,000 as of September 30, 2015, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. A working capital adjustment of $6,302,000 was paid by the Company during the third quarter of 2015.

The purchase price for the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration of $56,500,000, was recorded as goodwill of which $38,725,000 is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the building products markets.

The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Working capital	$21,670
Property, plant, and equipment	12,771
Acquired intangible assets	56,392
Other assets	3,367
Deferred income taxes	(5,053)
Other liabilities	(3,141)
Goodwill	56,500
Fair value of purchase consideration	$142,506

The Company recorded an indemnification asset and liability of $3.0 million on the opening balance sheet related to the seller’s obligation to fully indemnify the Company for the outcome of potential contingent liabilities related to uncertainty of income tax positions in foreign jurisdictions.  The liability and related indemnification asset may or may not be realized, and any unrealized liability is scheduled to expire in 2018.

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
The acquisition related costs consisted of the following for the three months and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Selling, general and administrative costs	$209	$1,159
Cost of sales	172	230
Total acquisition related costs	$381	$1,389

The following unaudited pro forma financial information presents the combined results of continuing operations as if the acquisition of RBI had occurred as of January 1, 2014. The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of January 1, 2014 and are not necessarily indicative of future results of the combined companies (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$304,994	$284,741	$845,538	$764,452
Net income	$15,391	$12,173	$33,617	$19,067
Net income per share - Basic	$0.49	$0.39	$1.08	$0.61
Net income per share - Diluted	$0.49	$0.39	$1.07	$0.61

In September 2013, the Company purchased the assets of a domestic designer and distributor of solar-powered roof and attic ventilation products. The results of this acquisition have been included in the Company’s consolidated financial results since the date of acquisition (included in the Company’s Residential Products segment). The fair value of the aggregate purchase consideration for the assets acquired was $7,454,000. As part of the purchase agreement, the Company is required to pay additional consideration under an earn-out provision, based on the acquired business’s EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) through the last day of the twenty-fourth month following the closing date of the acquisition. The Company expects to make payments of additional consideration through the end of 2015. The purchase agreement does not provide for a limit of the amount of additional consideration. The Company recorded a payable of $2,322,000 to reflect the fair value of the Company’s obligation at the date of the acquisition. Adjustments to this payable are and will be reflected in the Company’s Statement of Operations. The fair value of the Company’s obligation was $61,000 as of

September 30, 2015. The Company recorded a $480,000 gain in SG&A during the nine months ended September 30, 2015. The Company also recorded $8,000 to interest expense for this obligation during the nine months ended September 30, 2015. No gain or interest expense was recorded for the three months ended September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative costs	$—	$(781)	$(480)	$(1,521)
Cost of sales	—	—	—	206
Total acquisition related costs	$—	$(781)	$(480)	$(1,315)
6. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	RBI	Total
Balance at December 31, 2014	$181,285	$54,759	$—	$236,044
Acquired goodwill	—	—	56,500	56,500
Foreign currency translation	—	(872)	268	(604)
Balance at September 30, 2015	$181,285	$53,887	$56,768	$291,940

The goodwill balances as of September 30, 2015 and December 31, 2014 are net of accumulated impairment losses of $255,530,000.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$55,473	$—	$42,720	$—	Indefinite
Finite-lived intangible assets:
Trademarks	5,894	1,738	3,886	1,827	2 to 15 Years
Unpatented technology	28,077	10,197	24,527	8,768	5 to 20 Years
Customer relationships	85,605	34,372	52,974	31,554	5 to 17 Years
Non-compete agreements	3,107	1,694	1,807	1,550	4 to 10 Years
Backlog	6,482	4,765	1,330	1,330	0.5 to 2 Years
	129,165	52,766	84,524	45,029
Total acquired intangible assets	$184,638	$52,766	$127,244	$45,029

The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense	$4,783	$1,425	$8,794	$4,299

Amortization expense related to acquired intangible assets for the remainder of fiscal 2015 and the next five years thereafter is estimated as follows (in thousands):

2015	$3,894
2016	$8,609
2017	$8,274
2018	$7,716
2019	$7,046
2020	$6,533
7. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Senior Subordinated 6.25% Notes	$210,000	$210,000
Revolving credit facility	11,000	—
Other debt	3,200	3,600
Less unamortized debt issuance costs	(2,986)	(3,689)
Total debt	221,214	209,911
Less current maturities	400	400
Total long-term debt	$220,814	$209,511

On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. In connection with the issuance of the 6.25% Notes, the Company initiated a tender offer for the purchase of the then outstanding $204 million of 8% Senior Subordinated Notes (8% Notes). Simultaneously with the closing of the sale of the 6.25% Notes, the Company purchased tendered notes or called for redemption of all of the remaining 8% Notes that were not purchased. In connection with the redemption and tender offer, the Company satisfied and discharged its obligations under the 8% Notes during the first quarter of 2013. The Company recorded a charge of approximately $7,166,000 in the first quarter of 2013, including $3,702,000 for the prepayment premium paid to holders of the 8% Notes, $2,199,000 to write-off deferred financing fees and $1,265,000 for the unamortized original issue discount related to the 8% Notes. In connection with the issuance of the 6.25% Notes, the Company paid $3,755,000 in placement and other fees which are recorded as deferred financing costs, which are included in other assets and are being amortized over the term of the 6.25% Notes.
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
The Company incurred debt issuance costs related to both the 6.25% Notes and the Senior Credit Agreement. At September 30, 2015 and December 31, 2014, the total unamortized debt issuance costs were $2,986,000 and $3,689,000, respectively.
The Senior Credit Agreement is currently committed through October 10, 2016. Interest rates on the revolving credit facility are based on the London Interbank Offering Rate (LIBOR) plus an additional margin of 2.0% to 2.5%. In addition, the revolving credit facility is subject to an annual commitment fee calculated as 0.375% of the daily average undrawn balance.
Standby letters of credit issued under the Senior Credit Agreement to third parties on behalf of the Company, which, as of September 30, 2015 amounted to $19,991,000. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of September 30, 2015, based upon the Company’s current borrowing base calculation, the Company had $88,164,000 of availability under the revolving credit facility.
On a trailing four-quarter basis, the Senior Credit Agreement includes a single financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 at the end of each quarter. As of September 30, 2015, the Company was in compliance with this financial covenant. The Senior Credit Agreement contains other restrictive provisions and events of default that are customary for similar agreements and may limit the Company’s ability to take various actions.
8. RELATED PARTY TRANSACTIONS
An officer of one of the Company's operating segments is an owner of certain real estate properties leased for manufacturing and distribution purposes by that operating segment. The leases are in effect until June 2018 and June 2020. For the three and nine months ended September 30, 2015, the Company incurred $217,000 and $289,000, respectively, of lease expense for these properties. All amounts incurred during 2015 were expensed as a component of cost of sales.
9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(6,565)	$(225)	$43	$(4,521)	$(11,268)	$(1,717)	$(9,551)
Reclassified loss on cash flow hedge from other comprehensive income (loss)	—	225	—	—	225	82	143
Minimum pension and post retirement health care plan adjustments	—	—	11	181	192	75	117
Foreign currency translation adjustment	(4,667)	—	—	—	(4,667)	—	(4,667)
Balance at September 30, 2015	$(11,232)	$—	$54	$(4,340)	$(15,518)	$(1,560)	$(13,958)

The realized losses relating to the Company’s foreign currency cash flow hedges have been reclassified from Accumulated Other Comprehensive Loss and included in net sales in the Consolidated Statements of Operations.
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
Restricted Stock Units, Restricted Shares and Performance Stock Units - Settled in Stock
The following table provides the number of restricted stock units and performance stock units which will convert to shares upon vesting, as well as, restricted shares that were issued during the nine months ended September 30, along with the weighted average grant date fair value of each award:

	2015		2014
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	174,919	$16.13	168,857	$17.17
Restricted shares	21,318	$17.48	21,721	$16.76
Performance stock units	321,714	$18.46	—	$—
In June 2015, the Company awarded the performance stock units noted above. The final number of performance stock units that will convert to shares will be determined based on RBI's gross profit performance relative to their targeted gross profit for 2016 and 2017.

Performance Stock Units - Settled in Cash
The Company also awards performance stock units that will convert to cash upon completion of the related performance period and vesting date.
In January 2013, the Company awarded 304,000 performance stock units with a grant date fair value of $4,123,000. As of September 30, 2015, 237,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was determined based on the Company’s actual return on invested capital (ROIC) for 2013 relative to the improved ROIC targeted for the performance period ending December 31, 2013. During the performance period, the participants earned an aggregate of 114,000 performance stock units, representing 50% of the targeted award of 237,000 units.

In January 2014 and June 2014, the Company awarded 212,000 and 19,000, respectively, of performance stock units with a grant date fair value of $3,914,000 and $319,000, respectively. As of September 30, 2015, 224,000 of the originally awarded performance stock units remained outstanding after forfeitures. The final number of performance stock units earned was determined based on the Company’s actual ROIC for 2014. Based on the actual 2014 ROIC, no shares were earned during the performance period.

In January 2015, the Company awarded 219,000 performance stock units with a grant date fair value of $4,039,000. As of September 30, 2015, all of the originally awarded performance stock units remained outstanding. The final number of performance stock units earned will be determined based on the Company's actual ROIC for 2015.
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
The following table summarizes the compensation expense recognized for the performance stock units which will convert to cash for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Performance stock unit compensation expense	$1,552	$(261)	$3,665	$45

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
The value of restricted stock units allocated to individuals under the MSPP is equal to the trailing 200-day average closing price of the Company’s common stock as of the last day of the period. During the nine months ended September 30, 2015 and 2014, 91,873 and 116,708 restricted stock units, respectively, including the company-match, were credited to participant accounts. At September 30, 2015 and December 31, 2014, the value of the restricted stock units in the MSPP was $17.24 and $15.68 per unit, respectively. At September 30, 2015 and December 31, 2014, 567,276 and 647,371 restricted stock units, including the company-match, were credited to participant accounts including 58,052 and 62,455, respectively, of unvested restricted stock units. The Company made payments of $1,686,000 with respect to restricted stock units issued under the MSPP during the nine months ended September 30, 2015, and $2,120,000 during the nine months ended September 30, 2014.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The primary risks that the Company manages through its derivative instruments are foreign currency exchange rate risk and commodity pricing risk. Accordingly, we have instituted hedging programs that are accounted for in accordance with Topic 815, “Derivatives and Hedging.”

•
Our foreign currency hedging program is a cash flow hedge program designed to limit the Company's exposure to variability in expected future cash flows. The Company uses foreign currency forward agreements and currency options, all of which mature within seven months, to manage its exposure to fluctuations in the foreign currency exchange rates. These contracts are not currently designated as hedging instruments in accordance with Topic 815 and, therefore, changes in fair value are recorded through earnings.

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

Derivatives not designated as hedging instruments
To minimize commodity price exposure, the Company had commodity options with notional amounts of $3,240,000 at September 30, 2015. These derivative instruments mature at various times through January 2016.

To minimize foreign currency exposure, the Company had foreign currency options and forwards with notional amounts of $30,000,000 and $5,709,000, respectively at September 30, 2015. These derivative instruments mature at various times through April 2016.

These commodity options, foreign exchange forwards and forward exchange options are recorded in the consolidated balance sheet at fair value and the resulting gains or losses are recorded to other income in the consolidated statement of operations. The (gains) losses recognized for the three and nine months ended September 30, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2015	2014	2015	2014
Commodity options	$37	$(153)	$392	$119
Foreign exchange forwards	114	(237)	208	(237)
Foreign exchange options (1)	(2,643)	(303)	(5,460)	(303)
Total non-designated derivative realized loss (gain), net	$(2,492)	$(693)	$(4,860)	$(421)

(1) Includes a loss of $182,000 from the first quarter of 2015 for the discontinuation of cash flow hedges for which the forecasted transactions are not expected to occur within the originally forecasted time frame.

Summary of Derivatives
Derivatives consist of the following (in thousands):

		September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments	Classification	Fair Value	Fair Value
Commodity options	Other current assets	$8	$591
Commodity options	Other assets	—	162
Foreign exchange options	Other current assets	3,757	1,851
Foreign exchange options	Other assets	—	445
	Total assets	$3,765	$3,049

Foreign exchange forwards	Accrued expenses	$35	$—
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

As described in Note 5 of the consolidated financial statements, the Company acquired all of the outstanding stock of RBI on June 9, 2015 and the assets of one business during the year ended December 31, 2013. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to assign fair values to inventory, property, plant and equipment, and intangible assets included the cost approach, market approach, relief-from-royalty approach, and other income approaches. The valuation techniques relied on a number of inputs that included the cost and condition of the property, plant and equipment, forecasted net sales and incomes, and royalty rates. In addition, the Company has a contingent consideration liability related to the earn-out provision for the 2013 acquisition discussed in Note 5 that is recorded at fair value on a recurring basis each reporting period. A discounted cash flow analysis, which takes into account a discount rate, forecasted EBITDA of the acquired business and the Company’s estimate of the probability of the acquired business achieving the forecasted EBITDA is used to determine the fair value of this liability at each reporting period until the liability will be settled in 2015. The fair value of this liability is determined using Level 3 inputs. The fair value of this liability is sensitive primarily to changes in the forecasted EBITDA of the acquired business.
As described in Note 11 of the consolidated financial statements, the Company holds derivative foreign currency exchange options and forwards, as well as, commodity options. The fair values of foreign currency exchange contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates.
The fair value of commodity options is determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include forward rates and implied volatility. In addition, the Company received fair value estimates from the commodity contract counterparty to verify the reasonableness of the Company’s estimates.
The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable, and long-term debt.  The carrying values for our financial instruments approximate fair value with the exception, at times, of long-term debt. At September 30, 2015 and December 31, 2014, the carrying value of outstanding debt net of unamortized debt issuance costs was $221,214,000 and $209,911,000, respectively.  The fair value of the Company’s Senior Subordinated 6.25% Notes was estimated based on quoted market prices.
The following table sets forth by level, within the fair value hierarchy, our assets (liabilities) carried or disclosed at fair value as of September 30, 2015 and December 31, 2014 (in thousands):

		September 30, 2015
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	$—	$—	$(61)	$(61)
Foreign currency exchange options	Other current assets	—	3,757	—	3,757
Foreign currency exchange forward	Other current liabilities	—	(35)	—	(35)
Commodity instruments	Other current assets	—	8	—	8

Disclosed at fair value
Total long-term debt	Long-term debt	$(226,464)	$—	$—	$(226,464)

		December 31, 2014
	Classification	Level 1	Level 2	Level 3	Total
Carried at fair value
Contingent consideration liability	Accrued expenses	$—	$—	$(328)	$(328)
Foreign currency exchange options	Other current assets	—	1,851	—	1,851
Foreign currency exchange options	Other assets	—	445	—	445
Commodity instruments	Other current assets	—	591	—	591
Commodity instruments	Other assets	—	162	—	162

Disclosed at fair value
Total long-term debt	Long-term debt	$(215,831)	$—	$—	$(215,831)
13. DISCONTINUED OPERATIONS
For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. As of September 30, 2015, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operation.
14. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company focuses on value-creation strategies which include aligning its cost structure to market demand, which has in part led to the consolidation of facilities and product lines. During the nine months ended September 30, 2015, the Company eliminated three product lines, closed three facilities, and sold and leased back a fourth facility. The discontinuation of the product lines and closing of three facilities resulted in additional asset impairment charges of $3,247,000, an increase to cost of sales, during the nine months ended September 30, 2015. The sale leaseback of the third facility resulted in a gain of $6,799,000, thus a reduction to selling, general and administrative expense (SG&A) in the nine months ended September 30, 2015. The net result of these activities was a reduction of expense of $3,552,000 for asset impairment during the nine months ended September 30, 2015. In addition, the Company incurred exit activity costs of $1,029,000, including severance costs, contract termination costs, and other moving and closing costs during the nine months ended September 30, 2015.
During 2014, the Company consolidated two facilities in this effort. For the nine months ended September 30, 2014, the Company recorded a reduction of SG&A expense of $554,000, the net result of a gain on the sale of one of the consolidated facilities previously impaired in 2013, partially offset by impairment charges for the other facility consolidated during 2014, along with exit activity costs, including contract termination costs, severance costs, and other moving and closing costs. If future opportunities for cost savings are identified, other facility consolidations and closings will be considered.

The following table provides a summary of asset impairments and exit activity costs (gains) incurred by segment during the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Residential Products	$757	$487	$(2,572)	$632
Industrial and Infrastructure Products	8	175	49	634
Net asset impairment and exit activity charges (gains)	$765	$662	$(2,523)	$1,266
The following table provides a summary of where the asset impairments and exit activity costs (gains) were recorded in the statement of operations for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$666	$378	$4,027	$580
Selling, general, and administrative expense	99	284	(6,550)	686
Net asset impairment and exit activity charges (gains)	$765	$662	$(2,523)	$1,266

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2015	2014
Balance at January 1	$575	$1,092
Exit activity costs recognized	1,029	1,820
Cash payments	(1,083)	(2,275)
Balance at September 30	$521	$637
15. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations for the three and nine months ended September 30, and the applicable effective tax rates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Provision for income taxes	$7,664	$5,828	$13,158	$8,666
Effective tax rate	36.0%	37.8%	36.1%	38.4%
The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2015 could be materially different from the forecasted rate used for the nine months ended September 30, 2015.
The effective tax rate for the three and nine months ended September 30, 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by favorable permanent differences and favorable discrete items. The effective tax rates for the three and nine months ended September 30, 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences.
16. NET EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise of shares issuable under its equity compensation plans described in Note 9 of the consolidated financial statements. The weighted average number of shares and conversions utilized in the calculation of diluted earnings per share does not include potential anti-dilutive common shares aggregating 759,000 and 485,000 for the three months ended September 30, 2015 and 2014, respectively, and 567,000 and 511,000 for the nine months ended September 30, 2015 and 2014, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock unit awards assumed to have vested.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$13,632	$9,571	$23,256	$13,916
Loss from discontinued operations	—	(31)	(28)	(31)
Net income available to common shareholders	$13,632	$9,540	$23,228	$13,885
Denominator for basic earnings per share:
Weighted average shares outstanding	31,242	31,083	31,214	31,046
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,242	31,083	31,214	31,046
Common stock options and restricted stock	316	215	265	210
Weighted average shares and conversions	$31,558	$31,298	$31,479	$31,256

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

When determining the reportable segments, the Company aggregated several operating segments based on their similar economic and operating characteristics. On June 9, 2015, the Company acquired RBI which qualifies as an additional operating segment.  As of September 30, 2015 and through the date of this filing, the Company is reassessing its reportable segments. As such, the Company has separately disclosed the RBI operating segment for the three and nine months ended September 30, in the table below, but may not continue to do so going forward in light of this ongoing reassessment.

The following table sets forth the reconciliation of sales to earnings before income taxes by segment for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales:
Residential Products	$126,995	$122,100	$368,459	$326,483
Industrial and Infrastructure Products	96,636	112,329	292,821	334,613
Less: Intersegment sales	(286)	(328)	(1,233)	(1,003)
	96,350	112,001	291,588	333,610
RBI	81,649	—	98,733	—
Total consolidated net sales	$304,994	$234,101	$758,780	$660,093

Income (loss) from operations:
Residential Products	$15,879	$13,694	$39,922	$26,740
Industrial and Infrastructure Products	8,083	6,574	15,445	15,727
RBI	5,017	—	6,016	—
Unallocated Corporate Expenses	(5,585)	(1,876)	(17,818)	(9,069)
Total income from operations	$23,394	$18,392	$43,565	$33,398
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$280,828	$34,565	$(10,399)	$304,994
Cost of sales	—	223,694	28,432	(8,528)	243,598
Gross profit	—	57,134	6,133	(1,871)	61,396
Selling, general, and administrative expense	30	33,392	4,580	—	38,002
(Loss) income from operations	(30)	23,742	1,553	(1,871)	23,394
Interest expense (income)	3,403	494	(19)	—	3,878
Other expense (income)	16	(1,597)	(199)	—	(1,780)
(Loss) income before taxes	(3,449)	24,845	1,771	(1,871)	21,296
(Benefit of) provision for income taxes	(1,210)	8,514	360	—	7,664
(Loss) income from continuing operations	(2,239)	16,331	1,411	(1,871)	13,632
Equity in earnings from subsidiaries	17,742	1,411	—	(19,153)	—
Net income (loss)	$15,503	$17,742	$1,411	$(21,024)	$13,632

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$700,646	$76,732	$(18,598)	$758,780
Cost of sales	—	574,112	65,511	(16,273)	623,350
Gross profit	—	126,534	11,221	(2,325)	135,430
Selling, general, and administrative expense	101	83,076	8,688	—	91,865
(Loss) income from operations	(101)	43,458	2,533	(2,325)	43,565
Interest expense (income)	10,207	1,254	(72)	—	11,389
Other expense (income)	4	(4,062)	(180)	—	(4,238)
(Loss) income before taxes	(10,312)	46,266	2,785	(2,325)	36,414
(Benefit of) provision for income taxes	(3,617)	15,949	826	—	13,158
(Loss) income from continuing operations	(6,695)	30,317	1,959	(2,325)	23,256
Discontinued operations:
Loss from discontinued operations before taxes	—	(44)	—	—	(44)
Benefit of income taxes	—	(16)	—	—	(16)
Loss from discontinued operations	—	(28)	—	—	(28)
Equity in earnings from subsidiaries	32,248	1,959	—	(34,207)	—
Net income	$25,553	$32,248	$1,959	$(36,532)	$23,228

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$15,503	$17,742	$1,411	$(21,024)	$13,632
Other comprehensive income:
Foreign currency translation adjustment	—	—	(3,005)	—	(3,005)
Reclassification of loss on cash flow hedges, net of tax	—	—	—	—	—
Adjustment to retirement benefit liability, net of tax	—	3	—	—	3
Adjustment to post-retirement health care liability, net of tax	—	36	—	—	36
Other comprehensive income (loss)	—	39	(3,005)	—	(2,966)
Total comprehensive income (loss)	$15,503	$17,781	$(1,594)	$(21,024)	$10,666

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$9,794	$12,059	$854	$(13,167)	$9,540
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(2,734)	—	(2,734)
Change in unrealized loss on cash flow hedges, net of tax	—	714	—	—	714
Adjustment to retirement benefit liability, net of tax	—	2	—	—	2
Adjustment to post-retirement health care liability, net of tax	—	19	—	—	19
Other comprehensive income (loss)	—	735	(2,734)	—	(1,999)
Total comprehensive income (loss)	$9,794	$12,794	$(1,880)	$(13,167)	$7,541

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$25,553	$32,248	$1,959	$(36,532)	$23,228
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(4,667)	—	(4,667)
Reclassification of loss on cash flow hedges, net of tax	—	143	—	—	143
Adjustment to retirement benefit liability, net of tax	—	7	—	—	7
Adjustment to post-retirement health care liability, net of tax	—	110	—	—	110
Other comprehensive income (loss)	—	260	(4,667)	—	(4,407)
Total comprehensive income (loss)	$25,553	$32,508	$(2,708)	$(36,532)	$18,821

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$14,673	$21,399	$2,216	$(24,403)	$13,885
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(2,096)	—	(2,096)
Change in unrealized loss on cash flow hedges, net of tax	—	(242)	—	—	(242)
Adjustment to retirement benefit liability, net of tax	—	6	—	—	6
Adjustment to post-retirement health care liability, net of tax	—	56	—	—	56
Other comprehensive (loss) income	—	(180)	(2,096)	—	(2,276)
Total comprehensive income	$14,673	$21,219	$120	$(24,403)	$11,609

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$18,886	$24,445	$—	$43,331
Accounts receivable, net	—	158,386	18,731	—	177,117
Intercompany balances	(126,295)	150,946	(24,651)	—	—
Inventories	—	116,553	9,453	—	126,006
Other current assets	3,627	17,676	3,211	—	24,514
Total current assets	(122,668)	462,447	31,189	—	370,968
Property, plant, and equipment, net	—	107,979	13,239	—	121,218
Goodwill	—	271,246	20,694	—	291,940
Acquired intangibles	—	116,371	15,501	—	131,872
Other assets	—	4,199	—	—	4,199
Investment in subsidiaries	739,878	56,282	—	(796,160)	—
	$617,210	$1,018,524	$80,623	$(796,160)	$920,197
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$95,579	$8,665	$—	$104,244
Accrued expenses	1,397	63,125	5,054	—	69,576
Billings in excess of cost	—	18,038	4,168		22,206
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	1,397	177,142	17,887	—	196,426
Long-term debt	207,432	13,382	—	—	220,814
Deferred income taxes	—	48,891	5,989	—	54,880
Other non-current liabilities	—	39,231	465	—	39,696
Shareholders’ equity	408,381	739,878	56,282	(796,160)	408,381
	$617,210	$1,018,524	$80,623	$(796,160)	$920,197

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$91,466	$19,144	$—	$110,610
Accounts receivable, net	—	91,713	9,428	—	101,141
Intercompany balances	21,619	(1,850)	(19,769)	—	—
Inventories	—	120,091	8,652	—	128,743
Other current assets	4,484	14,488	965	—	19,937
Total current assets	26,103	315,908	18,420	—	360,431
Property, plant, and equipment, net	—	116,628	12,947	—	129,575
Goodwill	—	229,558	6,486	—	236,044
Acquired intangibles	—	77,259	4,956	—	82,215
Other assets	—	2,206	—	—	2,206
Investment in subsidiaries	573,664	32,404	—	(606,068)	—
	$599,767	$773,963	$42,809	$(606,068)	$810,471
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$74,751	$6,495	$—	$81,246
Accrued expenses	5,469	45,561	1,409	—	52,439
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	5,469	120,712	7,904	—	134,085
Long-term debt	207,069	2,442	—	—	209,511
Deferred income taxes	—	47,717	2,055	—	49,772
Other non-current liabilities	—	29,428	446	—	29,874
Shareholders’ equity	387,229	573,664	32,404	(606,068)	387,229
	$599,767	$773,963	$42,809	$(606,068)	$810,471

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(13,231)	$52,060	$5,659	$—	$44,488
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(113,828)	(26,792)	—	(140,620)
Net proceeds from sale of property and equipment	—	26,392	—	—	26,392
Purchases of property, plant, and equipment	—	(6,458)	(364)	—	(6,822)
Other investing activities	—	1,154	—	—	1,154
Net cash used in investing activities	—	(92,740)	(27,156)	—	(119,896)
Cash Flows from Financing Activities
Long-term debt payments	—	(47,592)	—	—	(47,592)
Proceeds from long-term debt	—	58,192	—	—	58,192
Purchase of treasury stock at market prices	(568)	—	—	—	(568)
Net proceeds from issuance of common stock	237	—	—	—	237
Intercompany financing	13,562	(42,500)	28,938	—	—
Net cash provided by (used in) financing activities	13,231	(31,900)	28,938	—	10,269
Effect of exchange rate changes on cash	—	—	(2,140)	—	(2,140)
Net (decrease) increase in cash and cash equivalents	—	(72,580)	5,301	—	(67,279)
Cash and cash equivalents at beginning of year	—	91,466	19,144	—	110,610
Cash and cash equivalents at end of period	$—	$18,886	$24,445	$—	$43,331

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities of continuing operations	$(13,297)	$27,470	$4,012	$—	$18,185
Net cash used in operating activities of discontinued operations	—	(40)	—	—	(40)
Net cash (used in) provided by operating activities	(13,297)	27,430	4,012	—	18,145
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(16,297)	(2,883)	—	(19,180)
Other investing activities	—	121	—	—	121
Net proceeds from sale of property and equipment	—	5,955	3	—	5,958
Net cash used in investing activities	—	(10,221)	(2,880)	—	(13,101)
Cash Flows from Financing Activities
Long-term debt payments	—	(407)	—	—	(407)
Purchase of treasury stock at market prices	(505)	—	—	—	(505)
Net proceeds from issuance of common stock	508	—	—	—	508
Intercompany financing	13,195	(12,573)	(622)	—	—
Excess tax benefit from stock compensation	99	—	—	—	99
Net cash provided by (used in) financing activities	13,297	(12,980)	(622)	—	(305)
Effect of exchange rate changes on cash	—	—	(765)	—	(765)
Net increase (decrease) in cash and cash equivalents	—	4,229	(255)	—	3,974
Cash and cash equivalents at beginning of year	—	75,856	21,183	—	97,039
Cash and cash equivalents at end of period	$—	$80,085	$20,928	$—	$101,013

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

We started the simplification process in the fourth quarter of 2014, with a comprehensive data analysis and we are in the early stages of implementation. We believe that over the first three years, we will drive 200 to 300 basis points of operating margin improvement from the 80/20 process with corresponding benefits from the resulting reduction of operational assets.
Product innovation is our second strategic element. Innovation is about allocating new and existing resources to opportunities that drive sustainable returns. We are focused on those products and technologies that have relevance to the end-user and can be differentiated from our competition. Our focus on innovation will be centered on three areas: postal products, residential air management and infrastructure. These respective markets are expected to grow based on demand for centralized mail and parcel delivery systems, zero carbon footprint homes, and the large proportion of elevated bridges being deficient or functionally obsolete.
The third aspect of our strategy is portfolio management, which is a natural adjunct to the 80/20 initiative. Using the 80/20 process, we are evaluating all aspects of our current portfolio for future profitable growth and greater shareholder returns which will lead to consideration of any necessary refinements.
The fourth element of our strategy is acquisitions. We are focused on making strategic acquisitions in five key markets, three of which are served by existing platforms within the Company and two are new. The existing platforms include the same areas where we are targeting the development of innovative products: postal and parcel solutions, infrastructure, and residential air management. The two new platforms are water management and renewable energy. What these growth platforms all have in common is that they are all large, high-growth markets that are technology rich and offer higher returns on our investments than what we have generated in the past. The acquisition of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015 was the direct result of this fourth initiative.
On June 9, 2015, the Company acquired RBI for approximately $143 million. RBI is one of the largest manufacturers of commercial greenhouses in North America and has also established itself during the past six years among North America’s fastest-growing providers of solar racking solutions. RBI designs and manufactures greenhouses for commercial, institutional and retail customers. In solar racking, RBI is a full service provider, and engineers, manufactures and installs solar racking systems for utilities and solar park developers. It also sells solar racking for residential rooftops. The acquisition of RBI is expected to enable the Company to leverage its expertise in structural metals manufacturing and materials sourcing to help meet the fast-growing global demand for solar racking solutions. The results of RBI have been included in the Company’s consolidated financial results since the date of the acquisition. The acquisition was financed through cash on hand and borrowings under our revolving credit facility.
The Company serves customers primarily throughout North America, Europe, and to a lesser extent Asia. Our customers include major home improvement retailers, wholesalers, and industrial distributors and contractors. As of September 30, 2015, we operated 48 facilities in 22 states, Canada, England, Germany, China, and Japan giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America.
The Company operates and reports its results in the following two reporting segments, entitled “Residential Products” and “Industrial and Infrastructure Products”. As of September 30, 2015 and through the date of this filing, the Company is reassessing its reportable segments. As such, the Company has disclosed the RBI operating segment separately for the three and nine month periods ended September 30, 2015.
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
The end markets our businesses serve of residential housing, industrial manufacturing, transportation infrastructure, and renewable energy-solar, are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in interest rates, commodity costs, demand for residential construction, governmental policies and funding, and the level of non-residential construction and infrastructure projects. As a result of the Company's re-examination of its operations and re-setting of its business strategy noted above, we believe we are prepared to respond timely to changes in these factors. We have and expect to continue to restructure our operations, including the closing and consolidation of facilities, reduce overhead costs, curtail investments in inventory, and manage our business to generate incremental cash. Additionally, we believe our new strategy has enabled us to better react to fluctuations in commodity costs and customer demand, and has helped in improving margins. We have used the improved cash flows generated by these initiatives to maintain low levels of debt, improve our liquidity position, and invest in growth initiatives. Overall, we are striving to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns.
Results of Operations
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the three months ended September 30, (in thousands):

	2015		2014
Net sales	$304,994	100.0%	$234,101	100.0%
Cost of sales	243,598	79.9%	192,523	82.2%
Gross profit	61,396	20.1%	41,578	17.8%
Selling, general, and administrative expense	38,002	12.4%	23,186	9.9%
Income from operations	23,394	7.7%	18,392	7.9%
Interest expense	3,878	1.3%	3,657	1.6%
Other income	(1,780)	(0.6)%	(664)	(0.3)%
Income before taxes	21,296	7.0%	15,399	6.6%
Provision for income taxes	7,664	2.5%	5,828	2.5%
Income from continuing operations	13,632	4.5%	9,571	4.1%
Loss from discontinued operations	—	0.0%	(31)	0.0%
Net income	$13,632	4.5%	$9,540	4.1%
The following table sets forth the Company’s net sales by reportable segment and the RBI operating segment for the three months ended September 30, (in thousands):

				Change due to
	2015	2014	Total Change	Foreign Currency	Operations
Net sales:
Residential Products	$126,995	$122,100	$4,895	$(2,327)	$7,222
Industrial and Infrastructure Products	96,636	112,329	(15,693)	(3,059)	(12,634)
Less: Intersegment sales	(286)	(328)	42	—	42
	96,350	112,001	(15,651)	(3,059)	(12,592)
RBI	81,649	—	81,649	—	81,649
Consolidated	$304,994	$234,101	$70,893	$(5,386)	$76,279

Consolidated net sales increased by $70.9 million, or 30.3%, to $305.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to sales generated by RBI, acquired in June 2015. This increase was partially offset by a 2.2% decrease in volume, a 0.1% decrease in pricing to customers, along with foreign currency fluctuations, which contributed to a $5.4 million decrease in net sales during the third quarter of 2015 compared to the same period in the previous year.
Net sales in our Residential Products segment increased 4.0%, or $4.9 million to $127.0 million for the three months ended September 30, 2015 compared to $122.1 million in the three months ended September 30, 2014. The increase was a result of a 5.1% increase in volume along with a 0.8% increase in pricing to customers, partially offset by foreign currency fluctuations which decreased net sales by $2.3 million as compared to the same period in the previous year. The increased sales volume reflected stronger demand for our postal and parcel storage products driven by conversions to centralized delivery. Partially offsetting this increase was a modest decline in demand for our roofing-related ventilation and rain dispersion products.
Net sales in our Industrial and Infrastructure Products segment decreased 14.0%, or $15.7 million to $96.4 million for the three months ended September 30, 2015 compared to $112.0 million for the three months ended September 30, 2014. Apart from the $3.1 million decrease from the impact of exchange rate fluctuations, net sales also decreased by $12.6 million due to lower volume along with a slight decrease in pricing as compared to the prior year quarter. This segment was primarily impacted by lower demand for our industrial products from energy-related end markets, that have been affected by lower commodity prices. In addition, the continuing uncertainty in government funding for transportation projects has dampened demand for our transportation infrastructure products.
Our consolidated gross margin increased to 20.1% for the three months ended September 30, 2015 compared to 17.8% for the three months ended September 30, 2014.

Within our Residential Products segment, both gross profit and gross margin, as a percentage of sales, increased as compared to the prior year quarter. This segment benefited from volume increases primarily from postal products, along with cost reductions resulting from our company-wide initiatives to simplify our business processes and product lines. Partially offsetting these increases were currency fluctuations resulting from the strengthening U.S. dollar.
In our Industrial and Infrastructure Products segment, its higher gross profit and gross margin resulted from an improved alignment of material costs to customer selling prices. Lower volumes in our industrial products partially offset the increase to gross profit, yet had minimal impact on the segment's gross margin as compared to the prior year quarter.
While the results of the RBI operating segment largely contributed to the increase in the consolidated gross profit for the quarter as compared to the prior year quarter, these results had little impact on the year over year increase to the gross margin as a percentage of sales.
Selling, general, and administrative (SG&A) expenses increased by $14.8 million, or 63.8%, to $38.0 million for the three months ended September 30, 2015 from $23.2 million for the three months ended September 30, 2014. The $14.8 million increase was largely the result of $11.1 million of SG&A expense recorded at RBI, along with a $4.4 million increase in performance-based compensation, as compared to the third quarter of 2014. SG&A expenses as a percentage of net sales increased to 12.4% in the three months ended September 30, 2015 compared to 9.9% in the three months ended September 30, 2014.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment, along with the RBI operating segment, for the three months ended September 30, (in thousands):

						Change due to
	2015		2014		Total Change	Foreign Currency	Operations
Income (loss) from operations:
Residential Products	$15,879	12.5%	$13,694	11.2%	$2,185	$(2,327)	4,512
Industrial and Infrastructure Products	8,083	8.4%	6,574	5.9%	1,509	(700)	2,209
RBI	5,017	6.1%	—		5,017	—	5,017
Unallocated Corporate Expenses	(5,585)	(1.8)%	(1,876)	(0.8)%	(3,709)	—	(3,709)
Consolidated income (loss) from operations	$23,394	7.7%	$18,392	7.9%	$5,002	$(3,027)	$8,029
Our Residential Products segment generated an operating margin of 12.5% during the three months ended September 30, 2015 compared to 11.2% during the three months ended September 30, 2014. Higher sales volumes primarily from postal products contributed to the operating margin increase along with cost reductions resulting from our company-wide initiatives to simplify our business processes and product lines throughout the organization. These initiatives were implemented during the second quarter of 2015. Partially offsetting these increases were the effects of currency fluctuations of $2.3 million as compared to the three months ended September 30, 2014.

Our Industrial and Infrastructure Products segment generated an operating margin of 8.4% during the three months ended September 30, 2015 compared to 5.9% during the three months ended September 30, 2014. Excluding the negative impact of foreign currency fluctuations of $0.7 million for the quarter, the benefits from an improved management of raw material costs primarily contributed to the margin increase for the current quarter as compared to the prior year quarter.
Unallocated corporate expenses increased $3.7 million from $1.9 million during the three months ended September 30, 2014 to $5.6 million during the three months ended September 30, 2015. The increase was primarily due to a $3.3 million increase in performance-based compensation expense over the prior year quarter, the result of improved operating results and the higher price of the Company's shares which increased the value of deferred compensation.
Other income of $1.8 million for the three months ended September 30, 2015 increased from $0.7 million for the three months ended September 30, 2014. This income is primarily comprised of net gains on derivative contracts for hedges on foreign currencies and select raw materials related to transactions with our Residential Products segment, offset by foreign currency translation losses.

Interest expense modestly increased by $0.2 million to $3.9 million for the three months ended September 30, 2015 compared to $3.7 million for the three months ended September 30, 2014. The modest increase was the result of funds borrowed under our revolving credit facility in June 2015 to help finance the acquisition of RBI. During the three months ended September 30, 2014, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $7.7 million and $5.8 million, with effective tax rates of 36.0% and 37.8% for the three months ended September 30, 2015, and 2014, respectively. The effective tax rate for the third quarter of 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by favorable permanent differences and favorable discrete items. The effective tax rate for the third quarter of 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the nine months ended September 30, (in thousands):

	2015		2014
Net sales	$758,780	100.0%	$660,093	100.0%
Cost of sales	623,350	82.2%	548,528	83.1%
Gross profit	135,430	17.8%	111,565	16.9%
Selling, general, and administrative expense	91,865	12.1%	78,167	11.8%
Income from operations	43,565	5.7%	33,398	5.1%
Interest expense	11,389	1.5%	10,988	1.7%
Other income	(4,238)	(0.6)%	(172)	0.0%
Income before taxes	36,414	4.8%	22,582	3.4%
Provision for income taxes	13,158	1.7%	8,666	1.3%
Income from continuing operations	23,256	3.1%	13,916	2.1%
Loss from discontinued operations	(28)	0.0%	(31)	0.0%
Net income	$23,228	3.1%	$13,885	2.1%
The following table sets forth the Company’s net sales by reportable segment plus the RBI operating segment, for the nine months ended September 30, (in thousands):

				Change due to
	2015	2014	Total Change	Foreign Currency	Operations
Net sales:
Residential Products	$368,459	$326,483	$41,976	$(5,990)	$47,966
Industrial and Infrastructure Products	292,821	334,613	(41,792)	(9,785)	(32,007)
Less: Intersegment sales	(1,233)	(1,003)	(230)	—	(230)
	291,588	333,610	(42,022)	(9,785)	(32,237)
RBI	98,733	—	98,733	—	98,733
Consolidated	$758,780	$660,093	$98,687	$(15,775)	$114,462

Consolidated net sales increased by $98.7 million, or 15.0%, to $758.8 million for the nine months ended September 30, 2015 compared to the prior year period. The increase was the net result of sales generated by RBI of $98.7 million or 15%. Additionally, a 1.9% increase in volume and a 0.5% increase in pricing to customers were offset by a decrease from the effects of foreign currency fluctuations which totaled $15.8 million.
Net sales in our Residential Products segment increased 12.9%, or $42.0 million to $368.5 million for the nine months ended September 30, 2015 compared to last year. The increase was the net result of a 13.6% increase in volume, a 1.1% increase in pricing to customers, partially offset by foreign currency fluctuations which decreased net sales by $6.0 million. The sales volume increase was largely the result of stronger demand for our postal and parcel storage products driven by conversions to centralized delivery. Higher sales of our roofing-related ventilation and rain dispersion products also contributed to the increase over the prior year.
Net sales in our Industrial and Infrastructure Products segment decreased 12.6%, or $42.0 million to $291.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Apart from the $9.8 million impact of exchange rate fluctuations, the remaining decrease in net sales of $32.2 million was due to lower volume, while pricing remained relatively unchanged as compared to the same period in the prior year. This segment was primarily impacted by decline in volume for our industrial products generated from energy-related sectors, largely the result of lower commodity prices. In addition, due to uncertainty in government funding for transportation projects, demand for our infrastructure products, critical components for bridges and elevated highways, modestly decreased as compared to the same period in the prior year.

Our consolidated gross margin increased to 17.8% for the nine months ended September 30, 2015, compared to 16.9% for the nine months ended September 30, 2014. Our consolidated gross profit also increased for the comparable period.
Within our Residential Products segment, gross profit increased, largely the result of additional sales volumes, while gross margin declined. The margin decline was the result of costs related to Company-wide initiatives to simplify our business processes and product lines throughout the organization which commenced during the second quarter of 2015. Currency fluctuations resulting from the strengthening U.S. dollar over the prior year quarter also contributed to the margin decline. Partially offsetting these decreases was the benefit of volume increases, primarily for postal products.
In our Industrial and Infrastructure Products segment, while gross profit decreased, its gross margin increased. The profit decrease was largely the result of a decrease in industrial sales volume along with currency fluctuations, partially offset by a favorable alignment of material costs to customer selling prices. Its margin increase was the result of the favorable alignment of material costs to customer selling prices as well as cost reductions implemented during the latter part of 2014.
The addition of the RBI operating segment in the second quarter of 2015 contributed to the increase in the consolidated gross margin.
Selling, general, and administrative (SG&A) expenses increased by $13.7 million, or 17.5%, to $91.9 million for the nine months ended September 30, 2015 from $78.2 million for the nine months ended September 30, 2014. The $13.7 million increase was primarily the net result of $13.8 million of SG&A expense recorded at RBI, plus $5.9 million of higher performance-based compensation, and a $1.6 million charge for senior leadership transition costs, partially offset by a $6.8 million gain on the sale leaseback of one of our facilities during the first nine months of 2015. As a percentage of net sales, SG&A expenses increased to 12.1% for the nine months ended September 30, 2015 compared to 11.8% for the nine months ended September 30, 2014.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales for the nine months ended September 30, (in thousands):

						Change Due To
	2015		2014		Total Change	Foreign Currency	Operations
Income from operations:
Residential Products	$39,922	10.8%	$26,740	8.2%	$13,182	$(5,990)	$19,172
Industrial and Infrastructure Products	15,445	5.3%	15,727	4.7%	(282)	(2,100)	1,818
RBI	6,016	6.1%	—		6,016	—	6,016
Unallocated Corporate Expenses	(17,818)	(2.3)%	(9,069)	(1.4)%	(8,749)	—	(8,749)
Consolidated income from operations	$43,565	5.7%	$33,398	5.1%	$10,167	$(8,090)	$18,257
Our Residential Products segment generated an operating margin of 10.8% during the nine months ended September 30, 2015 compared to 8.2% during the nine months ended September 30, 2014. Apart from the impact of the $6.8 million gain on the sale leaseback of a facility during the first quarter of 2015, the increase to its income from operations of $6.4 million was largely due to higher sales volumes primarily for postal products. These benefits were partially offset by the effects of currency fluctuations as compared to the nine months ended September 30, 2014 along with $3.7 million of costs related to Company wide initiatives to simplify our business processes and product lines throughout the organization which commenced in the second quarter of 2015.

Our Industrial and Infrastructure Products segment operating margin increased to 5.3% for the nine months ended September 30, 2015 compared to the prior year period. Favorable alignment of material costs to customer selling prices along with benefits from cost reductions more than offset the effects of decreased sales volume and currency fluctuations as compared to the nine months ended September 30, 2014.
Unallocated corporate expenses increased $8.7 million compared to the nine months ended September 30, 2014. The increase was primarily the result of an increase of $5.3 million in performance based compensation expense, an increase of $1.3 million for costs incurred for senior leadership transition costs, plus $2.2 million of acquisition related transaction costs.

Other income of $4.2 million for the nine months ended September 30, 2015 increased from $0.2 million for the nine months ended September 30, 2014. This income is primarily comprised of net gains on derivative contracts for hedges on foreign currencies and select raw materials related to transactions with our Residential Products segment, offset by foreign currency translation losses.
Interest expense increased by $0.4 million to $11.4 million for the nine months ended September 30, 2015 compared to $11.0 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we borrowed funds under our revolving credit facility to help finance the acquisition of RBI in June 2015 which contributed to the increase in expense as compared to the prior year. During the nine months ended September 30, 2014, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $13.2 million for the nine months ended September 30, 2015, an effective tax rate of 36.1%, compared with a provision for income taxes of $8.7 million, an effective tax rate of 38.4%, for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes, partially offset by favorable permanent differences and favorable discrete items. The effective tax rate for the nine months ended September 30, 2014 exceeded the U.S. federal statutory rate of 35% due to state taxes and non-deductible permanent differences.
Outlook

We expect the upcoming fourth quarter to experience seasonally lower order rates as construction activity slows during the winter season. Additionally, economic conditions in the end markets we serve are not expected to change meaningfully in the fourth quarter.
For full-year 2015, we anticipate total revenues in the range of $990 million to $1.0 billion, an increase of approximately 15% compared to $862 million in 2014. Organic net sales for 2015 by the Company’s base businesses are expected to be slightly lower, year-over-year, with growth in residential-related product lines offset by a decline in industrial-related revenues. From the June 9, 2015 date of acquisition, RBI is expected to generate revenues of $155 million to $160 million through December 31, 2015.
Specific to our segments, our Industrial & Infrastructure Products segment expects 2015 revenues to be unfavorable by approximately 12% as compared to 2014, on continuing lower demand from energy-related industrial markets affected by the low price of commodities as well as the continuing uncertainty of governmental funding for transportation infrastructure projects.

Regarding our Residential Products segment revenue, it is expected to have an approximate 7% revenue growth in 2015, compared to 2014, led by higher volume for postal products with modest volume growth in our roofing-related ventilation and rain dispersion products.

Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations with working capital, the purchase of capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. During the three months ended September 30, 2015, we invested cash in our working capital to meet the higher seasonal demand from our customers as noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q.

As of September 30, 2015, our liquidity of $131.5 million consisted of $43.3 million of cash plus $88.2 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs, simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions; and a larger acquisition may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2015, our foreign subsidiaries held $24.4 million of cash in U.S. dollars. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally through acquisitions. Repatriation of this cash for domestic purposes could result in significant tax consequences.
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
Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2015	2014
Cash provided by (used in):
Operating activities of continuing operations	$44,488	$18,185
Investing activities of continuing operations	(119,896)	(13,101)
Financing activities of continuing operations	10,269	(305)
Discontinued operations	—	(40)
Effect of exchange rate changes	(2,140)	(765)
Net (decrease) increase in cash and cash equivalents	$(67,279)	$3,974
Regarding operating activities, during the nine months ended September 30, 2015, we generated net cash totaling $44.5 million, driven by net income from continuing operations of $23.2 million, plus $20.1 million from non-cash charges including depreciation, amortization, gain on sale of assets, and stock compensation and a $1.2 million cash provided by working capital. Net cash provided by operating activities for the nine months ended September 30, 2014 totaled $18.2 million, primarily driven by net income from continuing operations of $13.9 million and non-cash charges including depreciation, amortization, and stock compensation of $21.1 million, partially offset by a $16.8 million investment in working capital.

During the nine months ended September 30, 2015, the cash provided by working capital and other net assets of$1.2 million included a $28.1 million and $0.5 million increase in accounts receivables and other current assets and other long-term assets respectively, offset by a $7.6 million decrease in inventory, and a $9.8 million and $12.4 million increase in accounts payable and accrued expenses and other non-current liabilities, respectively. The increase in accounts receivable was largely the result of increased sales volume. The increase in other current assets and other assets of $0.5 million was largely due the timing of prepaid expenses. The decrease in inventory was largely due to the Company's 80/20 simplification process which has resulted in the discontinuation of less profitable product lines and the corresponding disposal of inventory associated with those product lines during the year. Accounts payable increased due to increased manufacturing activity. The increased sales volume and manufacturing activity were a direct result of the seasonality of customer order levels that impact our business. The increase in accrued expenses and other non-current liabilities of $12.4 million largely relates to the deferred gain due to a sale leaseback transaction as well as the timing of tax and interest payments.
Net cash used in investing activities for the nine months ended September 30, 2015 of $119.9 million primarily consisted of $140.6 million of acquisitions and capital expenditures of $6.8 million offset by $26.4 million received from the sale of a property. Net cash used in investing activities for the nine months ended September 30, 2014 of $13.1 million was primarily due to capital expenditures of $19.2 million partially offset by $6.0 million received from the sale of two properties.
Net cash provided by financing activities for the nine months ended September 30, 2015, of $10.3 million primarily consisted of proceeds from long-term debt borrowings, net of repayments of $10.6 million and proceeds from the issuance of common stock of $0.2 million, partially offset by the purchase of treasury stock of $0.6 million. Net cash used in financing activities for the nine months ended September 30, 2014 of $0.3 million was the result of the purchase of treasury stock of $0.5 million and $0.4 million in long-term debt payments, partially offset by the proceeds from the issuance of common stock of $0.5 million.
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
Borrowings under the Senior Credit Agreement bear interest at a variable interest rate based upon the London Interbank Offered Rate (LIBOR) plus an additional margin of 2.0% to 2.5% on the revolving credit facility based on the amount of availability under the revolving credit facility. The revolving credit facility also carries an annual facility fee of 0.375% on the undrawn portion of the facility and fees on outstanding letters of credit which is payable quarterly. As of September 30, 2015, we had $88.2 million of availability under the revolving credit facility. To finance the acquisition of RBI in the second quarter of 2015, we borrowed amounts under the revolving credit facility and $11.0 million remained outstanding as of September 30, 2015. In addition, we had outstanding letters of credit of $20.0 million as of September 30, 2015. Each of our significant domestic subsidiaries has guaranteed the obligations under the Senior Credit Agreement. The Senior Credit Agreement contains other provisions and events of default that are customary for similar agreements and may limit our ability to take various actions.
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
Revenue on contracts using the percentage of completion method of accounting is recognized as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total contract revenue. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. A significant change in an estimate on one or more contracts could have a material effect on our results of operations.
Contract costs include all direct costs related to contract performance. Selling and administrative expenses are charged to operations as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Because of inherent uncertainties in estimating costs, it is reasonably possible that changes in performance could result in revisions to cost and revenue, which are recognized in the period when the revisions are determined.

Related Party Transactions

An officer of one of the Company's operating segments is an owner of certain real estate properties leased for manufacturing and distribution purposes by that operating segment. The leases are in effect until June 2018 and June 2020. For the three and nine months ended September 30, 2015, the Company incurred $217,000 and $289,000, respectively, of lease expense for these properties. All amounts incurred during 2015 were expensed as a component of cost of sales.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)." The amendments in this update affect the presentation on the financial statements of assets which are disposed of or classified as held for sale. The amendments in Topic 205 and 360 are effective prospectively beginning on or after December 15, 2014. This standard was adopted on January 1, 2015 and it did not have a material impact on the Company's consolidated financial results.

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)." The update clarifies the principles for recognizing revenue and develops a common standard for U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. More specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14. This update deferred the effective date of Topic 606 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of adopting the new standard on revenue recognition and its consolidated financial statements.

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)." The amendments in this Update simplify the income statement presentation by eliminating the concept of extraordinary items. The amendment in this Update is effective beginning after December 15, 2015, and early adoption is permitted. The Company adopted the amendments in this Update as of March 31, 2015, and the adoption does not have a material impact on either the Company's financial results, or the presentation of those results.

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-02, "Consolidation (Topic 810)." The amendments in this Update change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities specifically related to variable interest entities, limited partnerships, and other similar legal entities. The amendments in this Update are effective beginning after December 15, 2015, and early adoption is permitted. The Company adopted the amendments in this Update as of March 31, 2015, and the adoption does not have a material impact on the Company's financial results.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (Update) 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)." The Update was issued to change the presentation of debt issuance costs from an asset to a direct deduction from the related liability. In August 2015, the Financial Accounting Standards Board issued Update 2015-15, "Interest-Imputation of Interest (Subtopic 835-30)." The previously issued Update 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)" was silent on presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The amendments to this Update clarify that an entity can defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless if there are outstanding borrowings on the line-of-credit arrangement. The Company adopted these Updates as of September 30, 2015. The adoption of this guidance was retrospectively applied as a change in accounting principle to both periods presented on the balance sheet in accordance with Update 2015-03. The adoption decreased Other assets, which includes our deferred financing costs on our debt obligations, and comparably decreased Long-term debt on our Balance Sheets. This guidance did not have any impact on our Statements of Operations or our Statements of Cash Flows.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-05, "Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40)." The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license and the accounting treatment for the arrangement. The amendments in this Update are effective beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-07, "Fair Value Measurement (Topic 820)." The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. The amendments in this update are effective beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-08, "Business Combinations (Topic 805)." This Update relates to pushdown accounting and the amendments and modifications made to SEC paragraphs pursuant to Staff Accounting Bulletin Number 115. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In June 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-10, "Technical Corrections and Improvements." The object of this Update is to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the different amendments in this Update beginning after December 15, 2015 and early adoption is permitted. The Company adopted the amendments in this Update as of June 30, 2015, and the adoption does not have a material impact on the Company's financial results.

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, "Inventory (Topic 330)." The amendments to this Update were issued to change the measurement of inventory to the lower of cost and net realizable value. The guidance, which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, may be applied prospectively and early adopted for the beginning of an interim or annual period. The Company is currently evaluating the impact of adopting the new standard and is not expected to have a material impact on the our Balance Sheet or Statements of Operations.

In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-16, "Business Combinations (Topic 805)." The amendments to this Update require that an acquirer of a business combination recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be applied prospectively and early adopted for the beginning of an interim or annual period. The

Company adopted the amendments in this Update as of September 30, 2015, and the adoption does not have a material impact on the Company's financial statements.

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

Federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity. These incentives are in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. These governmental rebates, tax credits and other financial incentives motivate our customers to purchase our products , which are used in the installation of solar power generating systems. The scope and availability of these incentive programs including the scheduled sunsetting of many rebates and reduction of the investment tax credit for solar facilities in the United States after 2016 could materially impact our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
6(a) Exhibits

a.	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
b.	31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
c.	32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
d.	32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
e.	101.INS	XBRL Instance Document *
f.	101.SCH	XBRL Taxonomy Extension Schema Document *
g.	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
h.	101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
i.	101.PRA	XBRL Taxonomy Extension Presentation Linkbase Document *
j.	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GIBRALTAR INDUSTRIES, INC.
(Registrant)

/s/ Frank G. Heard
Frank G. Heard
President and Chief Executive Officer

/s/ Kenneth W. Smith
Kenneth W. Smith
Senior Vice President and Chief Financial Officer
Date: October 28, 2015