Form 10-Q
period 2016-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2016-05-06
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of May 4, 2016, the number of common shares outstanding was: 31,340,898.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net Sales	$233,677	$200,615
Cost of sales	183,521	170,700
Gross profit	50,156	29,915
Selling, general, and administrative expense	36,549	20,945
Income from operations	13,607	8,970
Interest expense	3,691	3,700
Other income	(195)	(3,559)
Income before taxes	10,111	8,829
Provision for income taxes	3,618	3,292
Income from continuing operations	6,493	5,537
Discontinued operations:
Loss before taxes	—	(44)
Benefit of income taxes	—	(16)
Loss from discontinued operations	—	(28)
Net income	$6,493	$5,509
Net earnings per share – Basic:
Income from continuing operations	$0.21	$0.18
Loss from discontinued operations	—	—
Net income	$0.21	$0.18
Weighted average shares outstanding – Basic	31,423	31,191
Net earnings per share – Diluted:
Income from continuing operations	$0.20	$0.18
Loss from discontinued operations	—	—
Net income	$0.20	$0.18
Weighted average shares outstanding – Diluted	31,790	31,386
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$6,493	$5,509
Other comprehensive income (loss):
Foreign currency translation adjustment	3,078	(3,800)
Reclassification of loss on cash flow hedges, net of tax	—	143
Adjustment to retirement benefit liability, net of tax	(1)	2
Adjustment to post-retirement health care liability, net of tax	38	37
Other comprehensive income (loss)	3,115	(3,618)
Total comprehensive income	$9,608	$1,891
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$82,627	$68,858
Accounts receivable, net	149,458	164,969
Inventories	106,406	107,058
Other current assets	9,852	10,537
Total current assets	348,343	351,422
Property, plant, and equipment, net	116,681	118,932
Goodwill	293,664	292,390
Acquired intangibles	121,649	123,013
Other assets	4,112	4,015
	$884,449	$889,772
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,994	$89,204
Accrued expenses	50,615	67,605
Billings in excess of cost	31,523	28,186
Current maturities of long-term debt	400	400
Total current liabilities	166,532	185,395
Long-term debt	209,032	208,882
Deferred income taxes	42,964	42,654
Other non-current liabilities	44,973	42,755
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,827 and 31,779 shares issued in 2016 and 2015	318	317
Additional paid-in capital	255,125	253,458
Retained earnings	184,566	178,073
Accumulated other comprehensive loss	(12,301)	(15,416)
Cost of 500 and 484 common shares held in treasury in 2016 and 2015	(6,760)	(6,346)
Total shareholders’ equity	420,948	410,086
	$884,449	$889,772
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$6,493	$5,509
Loss from discontinued operations	—	(28)
Income from continuing operations	6,493	5,537
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,054	6,149
Stock compensation expense	1,348	568
Net gain on sale of assets	(189)	(8,141)
Restructuring charges, non-cash	910	108
Other, net	(407)	(1,647)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	14,880	(15,332)
Inventories	117	(5,361)
Other current assets and other assets	(254)	1,786
Accounts payable	(5,101)	8,450
Accrued expenses and other non-current liabilities	(8,497)	(6,869)
Net cash provided by (used in) operating activities	15,354	(14,752)
Cash Flows from Investing Activities
Cash paid for acquisitions	(2,314)	—
Net proceeds from sale of property and equipment	57	26,181
Purchases of property, plant, and equipment	(1,501)	(2,022)
Other, net	1,118	(61)
Net cash (used in) provided by investing activities	(2,640)	24,098
Cash Flows from Financing Activities
Payment of debt issuance costs	(54)	—
Purchase of treasury stock at market prices	(414)	(356)
Net proceeds from issuance of common stock	133	9
Excess tax benefit from stock compensation	187	18
Net cash used in financing activities	(148)	(329)
Effect of exchange rate changes on cash	1,203	(1,327)
Net increase in cash and cash equivalents	13,769	7,690
Cash and cash equivalents at beginning of year	68,858	110,610
Cash and cash equivalents at end of period	$82,627	$118,300
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2015	31,779	$317	$253,458	$178,073	$(15,416)	484	$(6,346)	$410,086
Net income	—	—	—	6,493	—	—	—	6,493
Foreign currency translation adjustment	—	—	—	—	3,078	—	—	3,078
Adjustment to retirement benefit liability, net of taxes of $1	—	—	—	—	(1)	—	—	(1)
Adjustment to post employment health care benefit liability, net of taxes of $22	—	—	—	—	38	—	—	38
Stock compensation expense	—	—	1,348	—	—	—	—	1,348
Excess tax benefit from stock compensation	—	—	187	—	—	—	—	187
Stock options exercised	8	—	133	—	—	—	—	133
Issuance of restricted stock	(3)	—	—	—	—	—	—	—
Net settlement of restricted stock units	43	1	(1)	—	—	16	(414)	(414)
Balance at March 31, 2016	31,827	$318	$255,125	$184,566	$(12,301)	500	$(6,760)	$420,948
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements have been prepared by Gibraltar Industries, Inc. (the Company) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of operations and other comprehensive income for the three months ended March 31, 2016 and 2015, the financial position at March 31, 2016 and December 31, 2015, the statements of cash flow for the three months ended March 31, 2016 and 2015, and the statement of shareholders’ equity for the three months ended March 31, 2016 have been included therein in accordance with U.S. Securities and Exchange Commission (SEC) rules and regulations and prepared using the same accounting principles as are used for our annual audited financial statements.

Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with the prescribed SEC rules. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report for the year ended December 31, 2015 as filed on Form 10-K along with any new disclosures provided below.

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month periods ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The Company is subject to reduced activity in the first and fourth quarters as colder, inclement weather reduces order rates from end markets it serves.

2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." The update clarifies the principles for recognizing revenue and develops a common standard for U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. More specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of Topic 606 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of these standards and have not yet determined the impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330)." The amendments to this Update were issued to change the measurement of inventory to the lower of cost and net realizable value. The guidance, which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, may be applied prospectively and early adopted for the beginning of an interim or annual period. The Company is currently evaluating the impact of adopting the new standard which is not expected to have a material impact on the our Balance Sheet or Statements of Operations.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-09 and have not yet determined its impact on our consolidated financial statements.

3. ACCOUNTS RECEIVABLE
Accounts receivable consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Trade accounts receivable	$102,726	$102,277
Contract receivables:
Amounts billed	39,018	53,830
Costs in excess of billings	12,851	13,730
Total contract receivables	51,869	67,560
Total accounts receivable	154,595	169,837
Less allowance for doubtful accounts	(5,137)	(4,868)
Accounts receivable	$149,458	$164,969

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

4. INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw material	$44,437	$47,117
Work-in-process	16,348	16,238
Finished goods	45,621	43,703
Total inventories	$106,406	$107,058
5. ACQUISITIONS
On June 9, 2015, the Company acquired all of the outstanding stock of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI". RBI has established itself during the past six years among North America's fastest-growing providers of racking and mounting systems for solar energy installations and is among the largest commercial greenhouse manufacturers in North America.

RBI is a full service provider that engineers, manufactures and installs racking systems for solar power developers, contractors and companies. In addition, RBI designs, manufactures and erects greenhouses for commercial, institutional and retail customers. The acquisition of RBI is expected to enable the Company to leverage its expertise in structural metals manufacturing, materials sourcing and logistics to help meet the fast-growing global demand for solar racking solutions. The results of RBI have been included in the Company’s consolidated financial results since the date of acquisition (within the Company's Renewable Energy and Conservation segment). The final aggregate purchase consideration for the acquisition of RBI was $147,585,000, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The final purchase adjustment of $2,314,000 that was accrued as of December 31, 2015, was paid by the Company during the first quarter of 2016.

The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration of $57,180,000, was recorded as goodwill of which $37,969,000 is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the renewable energy markets.

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
The following unaudited pro forma financial information presents the combined results of continuing operations as if the acquisition of RBI had occurred as of January 1, 2015. The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisition occurred as of January 1, 2015 and are not necessarily indicative of future results of the combined companies (in thousands, except per share data):

Three Months Ended March 31,
2015
Net sales	$240,538
Net income	$7,582
Net income per share - Basic	$0.24
Net income per share - Diluted	$0.24
Note: The above pro forma financial information should be read in conjunction with the Exit Activity Costs and Asset Impairments footnote.
6. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy & Conservation	Total
Balance at December 31, 2015	$181,285	$53,704	$57,401	$292,390
Foreign currency translation	—	895	379	1,274
Balance at March 31, 2016	$181,285	$54,599	$57,780	$293,664
The goodwill balances as of March 31, 2016 and December 31, 2015 are net of accumulated impairment losses of $255,530,000.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$50,658	$—	$50,538	$—	Indefinite
Finite-lived intangible assets:
Trademarks	5,842	1,970	5,861	1,884	5 to 15 Years
Unpatented technology	25,665	8,662	28,072	10,656	5 to 20 Years
Customer relationships	79,714	30,855	85,419	35,673	5 to 17 Years
Non-compete agreements	1,649	392	3,107	1,771	4 to 10 Years
Backlog	—	—	6,480	6,480	0.5 to 2 Years
	112,870	41,879	128,939	56,464
Total acquired intangible assets	$163,528	$41,879	$179,477	$56,464

The following table summarizes the acquired intangible asset amortization expense for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization expense	$2,181	$1,426

Amortization expense related to acquired intangible assets for the remainder of fiscal 2016 and the next five years thereafter is estimated as follows (in thousands):

2016	$6,453
2017	$8,314
2018	$7,759
2019	$7,076
2020	$6,562
2021	$5,960

7. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	3,200	3,200
Less unamortized debt issuance costs	(3,768)	(3,918)
Total debt	209,432	209,282
Less current maturities	400	400
Total long-term debt	$209,032	$208,882
The Company's Fifth Amended and Restated Credit Agreement dated December 9, 2015 (the Senior Credit Agreement) provides for a revolving credit facility. The Senior Credit Agreement was amended and restated in order to convert it into a secured cash flow revolver. The terms provide that the revolving credit facility will terminate on December 9, 2020.

The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million and is secured by trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries.
Interest rates on the revolving credit facility are based on the LIBOR plus an applicable margin.
Standby letters of credit of $19,629,000 have been issued under the Senior Credit Agreement on behalf of the Company as of March 31, 2016. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of March 31, 2016, the Company had $280,371,000 of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at March 31, 2016 and December 31, 2015.
On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021.The proceeds were used to purchase and discharge the Company's obligations under the then outstanding $204 million of 8% Senior Subordinated Notes during the first quarter of 2013.

8. RELATED PARTY TRANSACTIONS
An officer of one of the Company's operating segments is the owner of certain real estate properties leased for manufacturing and distribution purposes by that operating segment. The leases are in effect until June 2018 and June 2020. For the three months ended March 31, 2016, the Company incurred $217,000 of lease expense for these properties. All amounts incurred during 2016 were expensed as a component of cost of sales.

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(12,793)	$118	$(4,251)	$(16,926)	$(1,510)	$(15,416)
Minimum pension and post retirement health care plan adjustments	—	(2)	62	60	23	37
Foreign currency translation adjustment	3,078	—	—	3,078	—	3,078
Balance at March 31, 2016	$(9,715)	$116	$(4,189)	$(13,788)	$(1,487)	$(12,301)

The realized adjustments relating to the Company’s minimum pension liability and post retirement health care costs were reclassified from Accumulated Other Comprehensive Loss and included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations.

10. EQUITY-BASED COMPENSATION
On May 7, 2015, the shareholders of the Company authorized the Gibraltar Industries, Inc. 2015 Equity Incentive Plan (the "Plan") and simultaneously amended the 2005 Equity Incentive Plan (the "Prior Plan") to terminate issuance of further awards from the Prior Plan. The Plan is an incentive compensation plan that allows the Company to grant equity-based incentive compensation awards to eligible participants. Awards under the Plan may be in the form of options, restricted shares, restricted units, performance shares, performance stock units, and rights.
Restricted Stock Units
The following table provides the number of restricted stock units which will convert to shares upon vesting issued during the three months ended March 31, along with the weighted average grant date fair value:

	2016		2015
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock units	94,489	$20.43	101,788	$15.95

Performance Stock Units
The Company has also awarded performance stock units ("PSU's") that will convert to cash after three years based upon the one year performance period. The cost of these awards is recognized over the requisite vesting period. The PSU's earned over the performance period are determined based on the Company’s actual return on invested capital (ROIC) relative to the ROIC targeted for the performance period.
The following table provides the number of PSU's which will convert to cash awarded during the three months ended March 31,

	2016		2015
Awards	Number of Units (1)	Grant Date Fair Value (in $1000's)	Number of Units (2)	Grant Date Fair Value (in $1000's)
Performance stock units	125,000	$3,029	219,000	$4,039

(1)	The final number of PSU's earned will be determined based upon actual performance at the end of 2016, with any amounts due to participants payable in January 2019.

(2)	The participants earned 200% of target, aggregating 438,000 PSU's earned. This award will convert to cash and be payable in January 2018.
During the 2013 performance period, the participants earned an aggregate of 114,000 PSU's, representing 50% of the targeted award of 237,000 units. In January 2016, $2,723,000 was paid to the participants for the 2013 PSU's based on the trailing 90-day closing price of the Company's common stock as of December 31, 2015.
No awards were earned during the 2014 performance period.
The following table summarizes the compensation expense recognized for the PSU's which will convert to cash for the three months ended March 31, (in thousands):

	2016	2015
Performance stock unit compensation expense	$825	$581

Management Stock Purchase Plan
The Management Stock Purchase Plan (MSPP) provides participants the ability to defer a portion of their compensation or Directors’ fees, which deferral is converted to restricted stock units, and credited to an account. Under the MSPP, the company provides a matching award in restricted stock units equal to a percentage of the employees' compensation or Directors' 2015 fee deferral amount. Beginning January 1, 2016, Directors do not receive any company-matching on deferred fees. The account represents a share-based liability converted to and settled in cash which is payable to participants upon retirement or a termination of their service to the Company.
The following table provides the number of restricted stock units credited to participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the three months ended March 31,

	2016	2015
Restricted stock units credited	179,620	74,549
Share-based liabilities paid (in $1000's)	$1,984	$1,475

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The primary risks that the Company manages through its derivative instruments from time to time are foreign currency exchange rate risk and commodity pricing risk. We enter into derivative financial instruments with various financial institutions to minimize counterparty credit risk. Depending on the type of transaction, we may enter into either derivatives that are designated as hedging instruments and/or derivatives that are not designated as hedging instruments. As of March 31, 2016, we do not currently hold any derivatives classified as hedging instruments and qualifying for hedge accounting.

Derivatives not designated as hedging instruments
To minimize foreign currency exposure, the Company had foreign currency forwards with notional amounts of $1,455,000 at March 31, 2016. These derivative instruments mature in April 2016. No foreign currency or commodity options were outstanding at March 31, 2016

Commodity options, foreign exchange forwards and forward exchange options are recorded in the consolidated balance sheet at fair value and the resulting gains or losses are recorded to other income in the consolidated statement of operations. The (gains) losses recognized for the three months ended March 31, are as follows (in thousands):

	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2016	2015
Commodity options	$—	$429
Foreign currency forwards	71	—
Foreign currency options	—	(4,169)
Total non-designated derivative realized loss (gain), net	$71	$(3,740)

Summary of Derivatives
Derivatives consist of the following (in thousands):

		March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments	Classification	Fair Value	Fair Value
Foreign exchange options	Other current assets	—	1,792
Foreign exchange forwards	Accrued expenses	$85	$14

12. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement as follows:

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

The Company's derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market data, such as interest rate yield curves, currency rates and implied volatility. In addition, the Company received fair value estimates from contract counterparties to verify the reasonableness of the Company's estimates. These derivatives are classified as Level 2 within the valuation hierarchy.

The following table presents the fair values and classification of our financial assets (liabilities) measured on a recurring basis, all of which are classified as Level 2 (in thousands):

	Classification	March 31, 2016	December 31, 2015
Foreign currency exchange options	Other current assets	—	1,792
Foreign currency exchange forwards	Other current liabilities	85	14

The Company’s only other financial instrument for which the carrying value differs from its fair value is long-term debt. At March 31, 2016 and December 31, 2015, the fair value of outstanding debt net of unamortized debt issuance costs was $213,632,000 and $214,007,000, respectively, compared to its carrying value of $209,432,000 and $209,282,000, respectively.  The fair value of the Company’s Senior Subordinated 6.25% Notes is classified as Level 1 within the fair value hierarchy and was estimated based on quoted market prices.

13. DISCONTINUED OPERATIONS
For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. As of March 31, 2016, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company’s financial condition or results of operation.

14. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company’s business strategy has been formulated to effect a transformation of its operations and much-improved financial results over a five year period.  In 2015, the first year of this planned transformation, an 80/20 simplification initiative commenced across many of our business units.  This on-going initiative, in part, focuses the Company’s internal resources on further increasing the value provided to our customers.

A result of this initiative was the identification of low-volume, internally-produced products which have been or will be outsourced or discontinued. During the three months ended March 31, 2016, there were charges resulting from this identification that aggregated $910,000. These charges relate to the write-down of inventory and impairment of machinery and equipment associated with either discontinued product lines or the reduction of manufactured goods offered within a product line. These assets were written down to their sale or scrap value, and were subsequently sold or disposed of. Exit activity costs of $788,000 were also incurred during the three months ended March 31, 2016 relating to contract termination costs, severance costs, and other moving and closing costs. These costs were the result of the closing and consolidation of facilities, relocation of inventory and equipment at those facilities and the reduction of workforce associated with the discontinued products and closed facilities.
During the three months ended March 31, 2015, the Company sold one facility and eliminated one product line which resulted in asset impairment charges of $108,000 and exit activity costs of $111,000. In addition, the Company sold and leased back a facility, which resulted in a gain of $6,799,000.
The following table sets forth the asset impairment charges, exit activity costs and gain on facilities sold in conjunction with these efforts, incurred by segment during the three months ended March 31, related to the restructuring activities described above (in thousands):

	2016			2015
	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Gain on sale leaseback	Total
Residential Products	$688	$330	$1,018	$108	$111	$(6,799)	$(6,580)
Industrial & Infrastructure Products	222	458	680	—	—	—	—
Total exit activity costs & asset impairments	$910	$788	$1,698	$108	$111	$(6,799)	$(6,580)

The following table provides a summary of where the asset impairments and exit activity costs (gains) were recorded in the statement of operations for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of sales	$1,118	$188
Selling, general, and administrative expense	580	(6,768)
Net asset impairment and exit activity charges (gains)	$1,698	$(6,580)

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2016	2015
Balance at January 1	$603	$575
Exit activity costs recognized	788	111
Cash payments	(430)	(323)
Balance at March 31	$961	$363

15. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations for the three months ended March 31, and the applicable effective tax rates (in thousands):

	Three Months Ended March 31,
	2016	2015
Provision for income taxes	$3,618	$3,292
Effective tax rate	35.8%	37.3%
The Company’s provision for income taxes in interim periods is computed by applying forecasted annual effective tax rates to income or loss before income taxes for the interim period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur. To the extent that actual income or loss before taxes for the full year differs from the forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized for the year ending December 31, 2016 could be materially different from the forecasted rate used for the three months ended March 31, 2016.
The effective tax rate for the three months ended March 31, 2016 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by deductible permanent differences and favorable discrete items. The effective tax rate for the three months ended March 31, 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by deductible permanent differences.

16. NET EARNINGS PER SHARE
Basic earnings and diluted weighted-average shares outstanding are as follows for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2016	2015
Numerator:
Income from continuing operations	$6,493	$5,537
Loss from discontinued operations	—	(28)
Net income available to common shareholders	$6,493	$5,509
Denominator for basic earnings per share:
Weighted average shares outstanding	31,423	31,191
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,423	31,191
Common stock options and restricted stock	367	195
Weighted average shares and conversions	$31,790	$31,386

The weighted average number of diluted shares does not include potential anti-dilutive common shares aggregating 723,000 and 453,000 for the three months ended March 31, 2016 and 2015, respectively.

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

The following table sets forth the reconciliation of sales to earnings before income taxes by segment for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2016	2015
Net sales:
Residential Products	$100,147	$106,795
Industrial and Infrastructure Products	80,017	94,285
Less: Intersegment sales	(367)	(465)
	79,650	93,820
Renewable Energy and Conservation	53,880	—
Total consolidated net sales	$233,677	$200,615

Income (loss) from operations:
Residential Products	$12,231	$12,133
Industrial and Infrastructure Products	3,326	2,006
Renewable Energy and Conservation	4,313	—
Unallocated Corporate Expenses	(6,263)	(5,169)
Total income from operations	$13,607	$8,970

18. SUBSEQUENT EVENT
On April 15, 2016, the Company completed the sale of its European industrial manufacturing business to a third party for cash of $9.3 million.  This business, which supplies expanded metal products for filtration, security perimeters and other applications, contributed $36 million in revenue to the Company’s Industrial & Infrastructure Products segment for full year 2015 and was approximately a breakeven business.

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$211,219	$27,293	$(4,835)	$233,677
Cost of sales	—	165,439	22,640	(4,558)	183,521
Gross profit	—	45,780	4,653	(277)	50,156
Selling, general, and administrative expense	40	32,070	4,439	—	36,549
(Loss) income from operations	(40)	13,710	214	(277)	13,607
Interest expense (income)	3,403	310	(22)	—	3,691
Other (income) expense	(46)	56	(205)	—	(195)
(Loss) income before taxes	(3,397)	13,344	441	(277)	10,111
(Benefit of) provision for income taxes	(1,207)	4,634	191	—	3,618
(Loss) income from continuing operations	(2,190)	8,710	250	(277)	6,493
Equity in earnings from subsidiaries	8,960	250	—	(9,210)	—
Net income	$6,770	$8,960	$250	$(9,487)	$6,493

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$6,770	$8,960	$250	$(9,487)	$6,493
Other comprehensive income:
Foreign currency translation adjustment	—	—	3,078	—	3,078
Adjustment to retirement benefit liability, net of tax	—	(1)	—	—	(1)
Adjustment to post-retirement health care liability, net of tax	—	38	—	—	38
Other comprehensive income	—	37	3,078	—	3,115
Total comprehensive income	$6,770	$8,997	$3,328	$(9,487)	$9,608

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
MARCH 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$53,155	$29,472	$—	$82,627
Accounts receivable, net	—	131,436	18,022	—	149,458
Intercompany balances	13,943	13,634	(27,577)	—	—
Inventories	—	96,928	9,478	—	106,406
Other current assets	1,281	4,571	4,000	—	9,852
Total current assets	15,224	299,724	33,395	—	348,343
Property, plant, and equipment, net	—	104,380	12,301	—	116,681
Goodwill	—	270,017	23,647	—	293,664
Acquired intangibles	—	109,837	11,812	—	121,649
Other assets	—	4,112	—	—	4,112
Investment in subsidiaries	614,945	58,092	—	(673,037)	—
	$630,169	$846,162	$81,155	$(673,037)	$884,449
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$75,413	$8,581	$—	$83,994
Accrued expenses	1,547	44,927	4,141	—	50,615
Billings in excess of cost	—	25,863	5,660		31,523
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	1,547	146,603	18,382	—	166,532
Long-term debt	207,674	1,358	—	—	209,032
Deferred income taxes	—	38,786	4,178	—	42,964
Other non-current liabilities	—	44,470	503	—	44,973
Shareholders’ equity	420,948	614,945	58,092	(673,037)	420,948
	$630,169	$846,162	$81,155	$(673,037)	$884,449

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(6,557)	$23,250	$(1,339)	$—	$15,354
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(2,314)	—	—	(2,314)
Net proceeds from sale of property and equipment	—	57	—	—	57
Purchases of property, plant, and equipment	—	(1,356)	(145)	—	(1,501)
Other, net	—	1,118	—	—	1,118
Net cash used in investing activities	—	(2,495)	(145)	—	(2,640)
Cash Flows from Financing Activities
Purchase of treasury stock at market prices	(414)	—	—	—	(414)
Net proceeds from issuance of common stock	133	—	—	—	133
Payment of debt issuance costs	—	(54)	—	—	(54)
Intercompany financing	6,651	(7,143)	492	—	—
Excess tax benefit from stock compensation	187	—	—	—	187
Net cash provided by (used in) financing activities	6,557	(7,197)	492	—	(148)
Effect of exchange rate changes on cash	—	—	1,203	—	1,203
Net increase in cash and cash equivalents	—	13,558	211	—	13,769
Cash and cash equivalents at beginning of year	—	39,597	29,261	—	68,858
Cash and cash equivalents at end of period	$—	$53,155	$29,472	$—	$82,627

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(6,609)	$(8,853)	$710	$—	$(14,752)
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(1,720)	(302)	—	(2,022)
Other, net	—	(61)	—	—	(61)
Net proceeds from sale of property and equipment	—	26,181	—	—	26,181
Net cash provided by (used in) investing activities	—	24,400	(302)	—	24,098
Cash Flows from Financing Activities
Purchase of treasury stock at market prices	(356)	—	—	—	(356)
Net proceeds from issuance of common stock	9	—	—	—	9
Intercompany financing	6,938	(6,184)	(754)	—	—
Excess tax benefit from stock compensation	18	—	—	—	18
Net cash provided by (used in) financing activities	6,609	(6,184)	(754)	—	(329)
Effect of exchange rate changes on cash	—	—	(1,327)	—	(1,327)
Net increase (decrease) in cash and cash equivalents	—	9,363	(1,673)	—	7,690
Cash and cash equivalents at beginning of year	—	91,466	19,144	—	110,610
Cash and cash equivalents at end of period	$—	$100,829	$17,471	$—	$118,300

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
Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and distributor of building products for industrial, transportation infrastructure, residential housing, renewable energy and resource conservation markets. Beginning in mid-2014, led by new executive leadership, the Company began a re-examination of its operations, competitive advantages, and strategies, all directed at re-setting a business strategy that would significantly elevate and accelerate the growth and financial returns of the Company. The new strategy, completed in late 2014, is targeted at delivering best-in-class, sustainable value creation for our shareholders for the long-term. This value-generating strategy is intended to drive a transformational change in the Company’s portfolio and its financial results. It has four key elements which are: operational excellence, product innovation, portfolio management, and acquisitions as a strategic accelerator.

Operational excellence is our first pillar in this strategy. 80/20 simplification ("80/20") is core to this part of the strategy which is based on the analysis that 25% of the customers typically generate 89% of the revenue in a business, and 150% of the profitability. Through the application of data analysis generated by 80/20 practice, we are focusing on our largest and best opportunities (the “80”) and eliminating complexity associated with less profitable opportunities (the “20”) in order to generate more earnings year over year, at a higher rate of return with a more efficient use of capital.

We started the multi-year simplification intiative in the fourth quarter of 2014, with a comprehensive data analysis and we are still in the early stages of implementation. We believe that over the first three years, we will drive 200 to 300 basis points of operating margin improvement from the 80/20 process with corresponding benefits from the resulting reduction of operational assets.
Product innovation is our second strategic pillar. Innovation involves the allocation of new and existing resources to opportunities that drive sustainable returns. We are focused on those products and technologies that have relevance to the end-user and can be differentiated from our competition. Our focus on innovation will be centered on four markets: postal and parcel products, residential air management, infrastructure and renewable energy. These respective markets are expected to grow based on demand for centralized mail and parcel delivery systems and zero carbon footprint homes; the large proportion of elevated bridges that are deficient or functionally obsolete; and energy sources not dependent on fossil fuels.
The third pillar of our strategy is portfolio management, which is a natural adjunct to the 80/20 initiative. Using the 80/20 process, we continually evaluate all aspects of our current portfolio for future profitable growth and greater shareholder returns which will lead to consideration of any necessary refinements.
The fourth pillar of our strategy is acquisitions. We are focused on making strategic acquisitions in five key markets, four of which are served by existing platforms within the Company. The existing platforms include the same areas in which we are targeting the development of innovative products: postal and parcel solutions, infrastructure, residential air management and renewable energy. The remaining new platform is water management. What these platforms have in common is that they are all large markets in which the underlying trends for customer convenience and safety, energy-savings and resource conservation are of increasing importance and are expected to drive long-term demand. These markets also offer the opportunity for higher returns on our investments than those we have generated in the past. The acquisition of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015 was the direct result of this fourth pillar.
On June 9, 2015, the Company acquired RBI for approximately $148 million. RBI is one of the largest manufacturers of commercial greenhouses in North America and has also established itself among North America’s fastest-growing providers of solar racking solutions. RBI designs and manufactures greenhouses for commercial, institutional and retail customers. In solar racking, RBI is a full service provider that engineers, manufactures and installs solar racking systems for utilities and solar park developers. RBI also sells solar racking for residential rooftops. The acquisition of RBI is expected to enable the Company to leverage its expertise in structural metals manufacturing and materials sourcing to help meet the fast-growing global demand for solar racking solutions. The results of RBI have been included in the Company’s consolidated financial results since the date of the acquisition. The acquisition was financed through cash on hand and borrowings under our revolving credit facility.
The Company serves customers primarily throughout North America, Europe, and to a lesser extent Asia. Our customers include major home improvement retailers, wholesalers, industrial distributors, contractors, solar developers and institutional and commercial growers of plants. As of March 31, 2016, we operated 48 facilities in 19 states, Canada, England, Germany, China, and Japan giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European and Asian markets.
The Company operates and reports its results in the following three reporting segments, entitled “Residential Products”, “Industrial and Infrastructure Products” and "Renewable Energy and Conservation".
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
The end markets our segments serve, which consist of residential housing, industrial manufacturing, transportation infrastructure, and renewable energy and conservation, are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, credit availability, commodity costs, demand for residential construction, governmental policies and funding, tax policies and the level of non-residential construction and infrastructure projects. As a result of the Company's re-examination of its operations and re-setting of its business strategy noted above, we believe we are prepared to respond timely to changes in these factors. We have and expect to continue to restructure our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. Additionally, we believe our new strategy has enabled us to better react to fluctuations in commodity costs and customer demand, and has helped in improving margins. We have used the improved cash flows generated by these initiatives to maintain low levels of debt, improve our liquidity position, and invest in growth initiatives. Overall, we are striving to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns.
Results of Operations
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table sets forth selected data from our statements of operations and the related percentage of net sales for the three months ended March 31, (in thousands):

	2016		2015
Net sales	$233,677	100.0%	$200,615	100.0%
Cost of sales	183,521	78.5%	170,700	85.1%
Gross profit	50,156	21.5%	29,915	14.9%
Selling, general, and administrative expense	36,549	15.7%	20,945	10.4%
Income from operations	13,607	5.8%	8,970	4.5%
Interest expense	3,691	1.6%	3,700	1.8%
Other income	(195)	(0.1)%	(3,559)	(1.7)%
Income before taxes	10,111	4.3%	8,829	4.4%
Provision for income taxes	3,618	1.5%	3,292	1.6%
Income from continuing operations	6,493	2.8%	5,537	2.8%
Loss from discontinued operations	—	0.0%	(28)	0.0%
Net income	$6,493	2.8%	$5,509	2.8%
The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

	2016	2015	Total Change
Net sales:
Residential Products	$100,147	$106,795	$(6,648)
Industrial and Infrastructure Products	80,017	94,285	(14,268)
Less: Intersegment sales	(367)	(465)	98
	79,650	93,820	(14,170)
Renewable Energy and Conservation	53,880	—	53,880
Consolidated	$233,677	$200,615	$33,062

Consolidated net sales increased by $33.1 million, or 16.5%, to $233.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to sales generated from our Renewable Energy and Conservation segment which contains the results of RBI, acquired in June 2015. This increase was partially offset by a combined 8.0% decrease in volume in both our Residential Products and Industrial and Infrastructure Products segments along with a combined 2.4% decrease in pricing to customers.
Net sales in our Residential Products segment decreased 6.2%, or $6.6 million to $100.1 million for the three months ended March 31, 2016 compared to $106.8 million in the three months ended March 31, 2015. The decrease was a result of a 7.6% decrease in volume along with a 0.1% decrease in pricing to customers. The volume decrease in net sales was largely due to a decline in demand for our postal and parcel storage products, reflecting the expiration of a contract for cluster mailboxes at the end of 2015. Partially offsetting this decrease was a modest increase in demand for our roofing-related ventilation and rain dispersion products.
Net sales in our Industrial and Infrastructure Products segment decreased 15.1%, or $14.2 million to $79.7 million for the three months ended March 31, 2016 compared to $93.8 million for the three months ended March 31, 2015. The decrease in net sales was largely due to lower volume along with a 6.6% decrease in pricing as compared to the prior year quarter. This segment was primarily impacted by lower demand for our industrial products from domestic energy-related end markets, that have been affected by reduced oil and other commodities prices.
Our consolidated gross margin increased to 21.5% for the three months ended March 31, 2016 compared to 14.9% for the three months ended March 31, 2015.
Within our Residential Products segment, both gross profit and gross margin, as a percentage of sales, increased as compared to the prior year quarter. This segment benefited from operational efficiencies, an improved alignment of material costs to customer selling prices and contributions from our company-wide 80/20 initiatives to simplify our business processes and product lines. Decreased volume from our postal products partially offset these increases.
In our Industrial and Infrastructure Products segment, while gross profit was lower, largely the result of lower volumes in industrial products along with a decrease in pricing offered to customers, gross margin as a percentage of sales increased. The margin increase was largely the result of manufacturing efficiencies, our company-wide 80/20 initiatives and better alignment of material costs to customer selling prices.
Our Renewable Energy and Conservation segment largely contributed to the increase in the consolidated gross profit for the quarter as compared to the prior year quarter, and to a lesser extent, positively impacted the year over year increase to the gross margin as a percentage of sales.
Selling, general, and administrative (SG&A) expenses increased by $15.6 million, or 74.5%, to $36.5 million for the three months ended March 31, 2016 from $20.9 million for the three months ended March 31, 2015. The $15.6 million increase was largely the result of $9.8 million of SG&A expense recorded at RBI during the first quarter of 2016, a $2.8 million increase in performance-based compensation expense, along with the benefit of a $6.8 million gain on the sale leaseback of one of our facilities recorded during the first quarter of 2015. SG&A expenses as a percentage of net sales increased to 15.7% in the three months ended March 31, 2016 compared to 10.4% in the three months ended March 31, 2015.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment, along with the RBI operating segment, for the three months ended March 31, (in thousands):

	2016		2015		Total Change
Income (loss) from operations:
Residential Products	$12,231	12.2%	$12,133	11.4%	$98
Industrial and Infrastructure Products	3,326	4.2%	2,006	2.1%	1,320
Renewable Energy and Conservation	4,313	8.0%	—		4,313
Unallocated Corporate Expenses	(6,263)	(2.7)%	(5,169)	(2.6)%	(1,094)
Consolidated income (loss) from operations	$13,607	5.8%	$8,970	4.5%	$4,637
Our Residential Products segment generated an operating margin of 12.2% during the three months ended March 31, 2016 compared to 11.4% during the three months ended March 31, 2015. Excluding the impact of the $6.8 million gain on the sale leaseback of one of our facilities during the first quarter of 2015, the increase of $6.9 million of operating profit is largely due to the benefits of improved operational efficiencies and early contributions from the 80/20 simplification initiative. Partially offsetting these increases was the impact of lower sales volumes primarily from postal products during the current year quarter.

Our Industrial and Infrastructure Products segment generated an operating margin of 4.2% during the three months ended March 31, 2016 compared to 2.1% during the three months ended March 31, 2015. Despite the decreased sales volumes in this segment, the margin increase was the result of the benefits from improved management of raw material costs along with effects of manufacturing efficiencies resulting from the 80/20 simplification.

The Renewable Energy and Conservation segment generated an operating margin of 8.0% and contributed to the consolidated margin increase.
Unallocated corporate expenses increased $1.1 million from $5.2 million during the three months ended March 31, 2015 to $6.3 million during the three months ended March 31, 2016. The increase was largely due to a $1.9 million increase in performance-based compensation expense over the prior year quarter, the result of improved operating results and the higher price of the Company's shares which increased the value of deferred compensation.
Other income of $0.2 million for the three months ended March 31, 2016 decreased from $3.6 million for the three months ended March 31, 2015. Prior year income was primarily comprised of net gains on derivative contracts for hedges on foreign currencies and select raw materials related to transactions with our Residential Products segment, offset by foreign currency translation losses.

Interest expense remained consistent at $3.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $3.6 million and $3.3 million, with effective tax rates of 35.8% and 37.3% for the three months ended March 31, 2016, and 2015, respectively. The effective tax rate for the first quarter of 2016 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by deductible permanent differences and favorable discrete items. The effective tax rate for the first quarter of 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by deductible permanent differences.

Outlook

In 2016, we will build on our previous successes to advance our four pillar strategy, which includes operational improvement, portfolio management, product innovation plus accretive acquisitions serving as strategic accelerators to growth. As a result, even with continued softness in certain end markets, we expect to achieve our key financial objectives for 2016: increasing earnings, making more efficient use of our capital, and delivering higher shareholder returns than we did in 2015.
We expect 2016 total revenues in the range of $1.04 billion to $1.06 billion, an increase of approximately 1 percent compared with $1.04 billion in 2015, led by continuing growth in sales of solar racking. This revenue range for 2016 is lower than previous guidance due to the Company’s divestiture in April 2016 of its European industrial business that contributed $36 million in revenues with breakeven profitability to our Industrial & Infrastructure Products segment in 2015.
For the second quarter of 2016, revenues are expected to increase 7 to 8 percent as compared to the second quarter of 2015. We expect earnings to increase as compared with the second quarter of 2015 as a result of the income from the Renewable Energy and Conservation segment and continuing operational efficiencies.

Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations with working capital, to purchase capital improvements for our business and facilities, and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. During the three months ended March 31, 2016, we invested cash in our working capital to meet the higher seasonal demand from our customers as noted below in the “Cash Flows” section of Item 2 of this Quarterly Report on Form 10-Q.

As of March 31, 2016, our liquidity of $363.0 million consisted of $82.6 million of cash plus $280.4 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and a larger acquisition may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2016, our foreign subsidiaries held $29.5 million of cash in U.S. dollars (of which $6.7 million was held by the European industrial manufacturing business sold to a third party on April 15, 2016). We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally. Repatriation of this cash for domestic purposes could result in significant tax consequences.
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
Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2016	2015
Cash provided by (used in):
Operating activities of continuing operations	$15,354	$(14,752)
Investing activities of continuing operations	(2,640)	24,098
Financing activities of continuing operations	(148)	(329)
Effect of exchange rate changes	1,203	(1,327)
Net increase in cash and cash equivalents	$13,769	$7,690
During the three months ended March 31, 2016, we generated net cash from operating activities totaling $15.4 million, driven by net income from continuing operations of $6.5 million plus $7.7 million from non-cash charges including depreciation, amortization, gain on sale of assets, and stock compensation, along with a decrease in working capital of $1.2 million. Net cash used in operating activities for the three months ended March 31, 2015 totaled $14.8 million, primarily driven by net income from continuing operations of $5.5 million offset by non-cash charges including depreciation, amortization, gain on sale of assets, and stock compensation of $3.0 million along with a seasonally higher $17.3 million investment in working capital.

During the three months ended March 31, 2016, the cash provided by working capital and other net assets of $1.2 million included a $14.9 million decrease in accounts receivables, a $8.5 million decrease in accrued expenses and other non-current liabilities and a $5.1 million decrease in accounts payable. The decrease in accounts receivable, which includes costs in excess of billings on contracts, is a direct result of the seasonality of customer contracts and related payments received that impact our business. The decrease in accrued expenses and other non-current liabilities of $8.5 million was largely the result of performance-based incentive compensation awards earned in 2015 that were paid during the first quarter of 2016 and the timing of interest payments made on the long-term debt during the first quarter. Accounts payable decreased due to the timing of vendor payments near the end of the quarter.
Net cash used in investing activities for the three months ended March 31, 2016 of $2.6 million was primarily due to $2.3 million related to the final purchase adjustment for the acquisition of RBI. Net cash provided by investing activities for the three months ended March 31, 2015 of $24.1 million was primarily due to $26.1 million received from the sale of a property offset by capital expenditures of $2.0 million.
Net cash used in financing activities for the three months ended March 31, 2016 was $0.1 million. Net cash used in financing activities for the three months ended March 31, 2015 of $0.3 million was primarily the result of the purchase of treasury stock.
Senior Credit Agreement and Senior Subordinated Notes
Our Senior Credit Agreement dated December 9, 2015 provides for a revolving credit facility. The Senior Credit Agreement was amended and restated in order to convert it into a secured cash flow revolver. The terms provide that the revolving credit facility will terminate on December 9, 2020.
The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million and is secured by trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries.
Interest rates on the revolving credit facility are based on the LIBOR plus an applicable margin.

As of March 31, 2016, we had $280.4 million of availability under the Senior Credit Agreement net of outstanding letters of credit of $19.6 million. To finance the acquisition of RBI in the second quarter of 2015, we borrowed amounts under the revolving credit facility which were repaid prior to the end of 2015. No amounts were outstanding under our revolving credit facility as of March 31, 2016.
On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021. The proceeds were used to purchase and discharge its obligations under the then outstanding $204 million of 8% Senior Subordinated Notes during the first quarter of 2013.

Off Balance Sheet Financing Arrangements
We have no off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations
Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies
In the first quarter of 2016, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements
See Note 2 to the Company's consolidated financial statements in Part I, Item 1 for further information on recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations. There have been no material changes to the Company's exposure to market risk since December 31, 2015.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
6(a) Exhibits

a.	10.1	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 7, 2016)
b.	10.2
Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Non-Qualified Options (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 7, 2016)

c.	10.3	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 7, 2016)
d.	10.4	Gibraltar Industries, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 7, 2016)
e.	10.5	Gibraltar Industries, Inc. Management Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 7, 2016)
f.	10.6	Gibraltar Industries, Inc. Management Stock Purchase Plan Second Amendment(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 28, 2016)
g.	10.7	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Performance Units (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 5, 2016)
h.	10.8	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 5, 2016)
i.	10.9	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 5, 2016)
j.	10.10	Employment Agreement with Paul M. Murray dated March 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2016).
k.	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
l.	31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
m.	32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
n.	32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
o.	101.INS	XBRL Instance Document *
p.	101.SCH	XBRL Taxonomy Extension Schema Document *
q.	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
r.	101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
s.	101.PRA	XBRL Taxonomy Extension Presentation Linkbase Document *
t.	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GIBRALTAR INDUSTRIES, INC.
(Registrant)

/s/ Frank G. Heard
Frank G. Heard
President and Chief Executive Officer

/s/ Kenneth W. Smith
Kenneth W. Smith
Senior Vice President and Chief Financial Officer
Date: May 6, 2016