Form 10-Q
period 2016-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2016-07-28
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of July 26, 2016, the number of common shares outstanding was: 31,453,862.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales	$263,099	$253,171	$496,776	$453,786
Cost of sales	196,895	209,052	380,416	379,752
Gross profit	66,204	44,119	116,360	74,034
Selling, general, and administrative expense	40,427	32,918	76,976	53,863
Income from operations	25,777	11,201	39,384	20,171
Interest expense	3,666	3,811	7,357	7,511
Other expense (income)	8,035	1,101	7,840	(2,458)
Income before taxes	14,076	6,289	24,187	15,118
(Benefit of) provision for income taxes	(2,913)	2,202	705	5,494
Income from continuing operations	16,989	4,087	23,482	9,624
Discontinued operations:
Loss before taxes	—	—	—	(44)
Benefit of income taxes	—	—	—	(16)
Loss from discontinued operations	—	—	—	(28)
Net income	$16,989	$4,087	$23,482	$9,596
Net earnings per share – Basic:
Income from continuing operations	$0.54	$0.13	$0.75	$0.31
Loss from discontinued operations	—	—	—	—
Net income	$0.54	$0.13	$0.75	$0.31
Weighted average shares outstanding – Basic	31,475	31,210	31,447	31,200
Net earnings per share – Diluted:
Income from continuing operations	$0.53	$0.13	$0.74	$0.31
Loss from discontinued operations	—	—	—	—
Net income	$0.53	$0.13	$0.74	$0.31
Weighted average shares outstanding – Diluted	32,007	31,495	31,916	31,440
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$16,989	$4,087	$23,482	$9,596
Other comprehensive income (loss):
Foreign currency translation adjustment	7,753	2,138	10,831	(1,662)
Reclassification of loss on cash flow hedges, net of tax	—	—	—	143
Adjustment to retirement benefit liability, net of tax	(1)	2	(2)	4
Adjustment to post-retirement health care liability, net of tax	38	37	76	74
Other comprehensive income (loss)	7,790	2,177	10,905	(1,441)
Total comprehensive income	$24,779	$6,264	$34,387	$8,155
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$124,114	$68,858
Accounts receivable, net	150,170	164,969
Inventories	98,221	107,058
Other current assets	12,119	10,537
Total current assets	384,624	351,422
Property, plant, and equipment, net	108,808	118,932
Goodwill	294,797	292,390
Acquired intangibles	120,435	123,013
Other assets	4,336	4,015
	$913,000	$889,772
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,805	$89,204
Accrued expenses	49,331	67,605
Billings in excess of cost	30,358	28,186
Current maturities of long-term debt	400	400
Total current liabilities	162,894	185,395
Long-term debt	208,836	208,882
Deferred income taxes	43,149	42,654
Other non-current liabilities	48,542	42,755
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 31,930 and 31,779 shares issued in 2016 and 2015	319	317
Additional paid-in capital	259,024	253,458
Retained earnings	201,555	178,073
Accumulated other comprehensive loss	(4,511)	(15,416)
Cost of 502 and 484 common shares held in treasury in 2016 and 2015	(6,808)	(6,346)
Total shareholders’ equity	449,579	410,086
	$913,000	$889,772
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$23,482	$9,596
Loss from discontinued operations	—	(28)
Income from continuing operations	23,482	9,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,856	13,239
Stock compensation expense	3,218	1,406
Net gain on sale of assets	(198)	(8,375)
Loss on sale of business	8,533	—
Restructuring charges, non-cash	1,074	2,745
Provision for (benefit of) deferred income taxes	196	(72)
Other, net	(741)	(1,392)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	9,145	(30,164)
Inventories	4,988	1,596
Other current assets and other assets	(4,333)	(1,415)
Accounts payable	(2,427)	20,254
Accrued expenses and other non-current liabilities	(5,644)	4,312
Net cash provided by operating activities	49,149	11,758
Cash Flows from Investing Activities
Cash paid for acquisitions	(2,314)	(134,318)
Net proceeds from sale of property and equipment	162	26,181
Purchases of property, plant, and equipment	(4,035)	(4,624)
Net proceeds from sale of business	8,479	—
Other, net	1,118	1,154
Net cash provided by (used in) investing activities	3,410	(111,607)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	41,392
Long-term debt payments	(400)	(11,792)
Payment of debt issuance costs	(54)	—
Purchase of treasury stock at market prices	(462)	(387)
Net proceeds from issuance of common stock	2,057	180
Excess tax benefit from stock compensation	292	37
Net cash provided by financing activities	1,433	29,430
Effect of exchange rate changes on cash	1,264	(769)
Net increase (decrease) in cash and cash equivalents	55,256	(71,188)
Cash and cash equivalents at beginning of year	68,858	110,610
Cash and cash equivalents at end of period	$124,114	$39,422
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2015	31,779	$317	$253,458	$178,073	$(15,416)	484	$(6,346)	$410,086
Net income	—	—	—	23,482	—	—	—	23,482
Foreign currency translation adjustment	—	—	—	—	10,831	—	—	10,831
Adjustment to retirement benefit liability, net of taxes of $1	—	—	—	—	(2)	—	—	(2)
Adjustment to post employment health care benefit liability, net of taxes of $47	—	—	—	—	76	—	—	76
Stock compensation expense	—	—	3,218	—	—	—	—	3,218
Excess tax benefit from stock compensation	—	—	292	—	—	—	—	292
Stock options exercised	104	1	2,057	—	—	—	—	2,058
Issuance of restricted stock	—	—	—	—	—	—	—	—
Net settlement of restricted stock units	47	1	(1)	—	—	18	(462)	(462)
Balance at June 30, 2016	31,930	$319	$259,024	$201,555	$(4,511)	502	$(6,808)	$449,579
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results expected for the full year. The Company is subject to reduced activity in the first and fourth quarters as colder, inclement weather reduces order rates from end markets it serves. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual Form 10-K for the year ended December 31, 2015.

2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." The update clarifies the principles for recognizing revenue and develops a common standard for U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. More specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of Topic 606 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 reduces the potential for diversity among initial application, as well as, the cost and complexity of applying Topic 606 at transition and on an ongoing basis. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of these standards and have not yet determined the impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330)." The amendments to this Update were issued to change the measurement of inventory to the lower of cost and net realizable value. The guidance, which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, may be applied prospectively and early adopted for the beginning of an interim or annual period. The Company is currently evaluating the impact of adopting the new standard which is not expected to have a material impact on our Balance Sheet or Statements of Operations.
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
In May 2016, the FASB issued ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.”  ASU 2016-11 rescinds certain SEC Staff Observer comments codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas.  ASU 2016-11 is effective upon adoption of Topic 606.  We are currently evaluating the requirements of ASU 2016-11 and have not yet determined its impact on our consolidated financial statements.

3. ACCOUNTS RECEIVABLE
Accounts receivable consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Trade accounts receivable	$105,485	$102,277
Contract receivables:
Amounts billed	39,941	53,830
Costs in excess of billings	9,816	13,730
Total contract receivables	49,757	67,560
Total accounts receivable	155,242	169,837
Less allowance for doubtful accounts	(5,072)	(4,868)
Accounts receivable	$150,170	$164,969
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

4. INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw material	$41,725	$47,117
Work-in-process	13,780	16,238
Finished goods	42,716	43,703
Total inventories	$98,221	$107,058

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
RBI is a full service provider that engineers, manufactures and installs racking systems for solar power developers, contractors and companies. In addition, RBI designs, manufactures and erects greenhouses for commercial, institutional and retail customers. The results of RBI have been included in the Company’s consolidated financial results since the date of acquisition (within the Company's Renewable Energy and Conservation segment). The final aggregate purchase consideration for the acquisition of RBI was $147,585,000, which includes payments for working capital and certain other adjustments provided for in the stock purchase agreement.
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
The acquisition was financed through cash on hand and borrowings under the Company's revolving credit facility. The Company incurred $1,795,000 of acquisition-related costs for both the three and six months ended June 30, 2015 composed of legal and consulting fees, and these costs were recognized as a component of selling, general and administrative expenses in the consolidated statement of operations. The Company also recognized $58,000 of acquisition-related costs during the same time period for amortization relating to the step-up of inventory to fair value which was a portion of the purchase price allocation of this acquisition.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Net sales	$300,005	$540,543
Net income	$10,028	$18,059
Net income per share - Basic	$0.32	$0.58
Net income per share - Diluted	$0.32	$0.57

6. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy & Conservation	Total
Balance at December 31, 2015	$181,285	$53,704	$57,401	$292,390
Foreign currency translation	—	368	2,039	2,407
Balance at June 30, 2016	$181,285	$54,072	$59,440	$294,797
The goodwill balances as of June 30, 2016 and December 31, 2015 are net of accumulated impairment losses of $234,490,000.
Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$50,805	$—	$50,538	$—	Indefinite
Finite-lived intangible assets:
Trademarks	5,840	2,126	5,861	1,884	5 to 15 Years
Unpatented technology	25,661	9,126	28,072	10,656	5 to 20 Years
Customer relationships	79,074	30,874	85,419	35,673	5 to 17 Years
Non-compete agreements	1,649	468	3,107	1,771	4 to 10 Years
Backlog	—	—	6,480	6,480	0.5 to 2 Years
	112,224	42,594	128,939	56,464
Total acquired intangible assets	$163,029	$42,594	$179,477	$56,464
The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense	$2,201	$2,585	$4,382	$4,011
Amortization expense related to acquired intangible assets for the remainder of fiscal 2016 and the next five years thereafter is estimated as follows (in thousands):

2016	$4,303
2017	$8,347
2018	$7,791
2019	$7,107
2020	$6,594
2021	$5,992

7. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	2,800	3,200
Less unamortized debt issuance costs	(3,564)	(3,918)
Total debt	209,236	209,282
Less current maturities	400	400
Total long-term debt	$208,836	$208,882
The Company's Fifth Amended and Restated Credit Agreement dated December 9, 2015 (the Senior Credit Agreement) provides for a revolving credit facility. The Senior Credit Agreement was amended and restated to convert it into a secured cash flow revolver. The terms of the Senior Credit Agreement provide that the revolving credit facility will terminate on December 9, 2020.
The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million and is secured by trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries.
Interest rates on the revolving credit facility are based on the LIBOR plus an applicable margin.
Standby letters of credit of $19,764,000 have been issued under the Senior Credit Agreement on behalf of the Company as of June 30, 2016. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of June 30, 2016, the Company had $280,236,000 of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at June 30, 2016 and December 31, 2015.
On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021.The proceeds were used to purchase and discharge the Company's obligations under the then outstanding $204 million of 8% Senior Subordinated Notes during the first quarter of 2013.

8. RELATED PARTY TRANSACTIONS
An officer of one of the Company's operating segments is the owner of certain real estate properties leased for manufacturing and distribution purposes by that operating segment. The leases are in effect until June 2018 and June 2020. For the three and six months ended June 30, 2016, the Company incurred $235,000 and $452,000, respectively, of lease expense for these properties. All amounts incurred during 2016 were expensed as a component of cost of sales.

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(12,793)	$118	$(4,251)	$(16,926)	$(1,510)	$(15,416)
Minimum pension and post retirement health care plan adjustments	—	(3)	123	120	46	74
Foreign currency translation adjustment	10,831	—	—	10,831	—	10,831
Balance at June 30, 2016	$(1,962)	$115	$(4,128)	$(5,975)	$(1,464)	$(4,511)
The realized adjustments relating to the Company’s minimum pension liability and post retirement health care costs were reclassified from Accumulated Other Comprehensive Loss and included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations. The realized adjustments relating to the Company's foreign currency translation adjustment were reclassified from Accumulated Other Comprehensive Loss and included in Other Expense in the Consolidated Statement of Operations.

10. EQUITY-BASED COMPENSATION
On May 6, 2016, the shareholders of the Company authorized the Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors ("Non-Employee Directors Plan"). The Non-Employee Directors Plan is a compensation plan that allows the Company to grant awards of shares of the Company's common stock to non-employee Directors of the Company. In connection with the Non-Employee Directors Plan, the Company adopted a new stock deferral plan, Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan ("Deferral Plan"). The Deferral Plan permits non-employee Directors of the Company to defer receipt of shares of common stock which the non-employee Director is entitled to receive pursuant to the terms of the Non-Employee Directors Plan.
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
Equity Based Awards - Settled in Stock
The following table provides the number of stock unit awards granted which will convert to shares upon vesting as well as restricted shares issued during the six months ended June 30, along with the weighted average grant date fair value:

	2016		2015
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Deferred stock units	11,945	$29.30	—	$—
Restricted shares	3,185	$29.30	17,616	$17.71
Restricted stock units	109,210	$21.44	101,788	$15.95
Performance stock units	—	$—	321,714	$18.46
Performance Stock Units - Settled in Cash
The Company has also awarded performance stock units ("PSUs") that will convert to cash after three years based upon the one year performance period. The cost of these awards is recognized over the requisite vesting period. The PSUs earned over the performance period are determined based on the Company’s actual return on invested capital (ROIC) relative to the ROIC targeted for the performance period.
The following table provides the number of PSUs which will convert to cash:

	2016		2015
Awards	Number of Units (1)	Grant Date Fair Value (in $1000s)	Number of Units (2)	Grant Date Fair Value (in $1000s)
Performance stock units	128,000	$3,100	219,000	$4,039

(1)	The final number of PSUs earned will be determined based upon actual performance at the end of 2016, with any amounts due to participants payable in January 2019.

(2)	The participants earned 200% of target, aggregating 438,000 PSUs earned. This award will convert to cash and be payable in January 2018.
During the 2013 performance period, the participants earned an aggregate of 114,000 PSUs, representing 50% of the targeted award of 237,000 units. In January 2016, $2,723,000 was paid to the participants for the 2013 PSUs based on the trailing 90-day closing price of the Company's common stock ended December 31, 2015.
No PSU awards were earned during the 2014 performance period.

The following table summarizes the compensation expense recognized for the PSUs which will convert to cash for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Performance stock unit compensation expense	$2,916	$1,532	$3,741	$2,113
Management Stock Purchase Plan
The Management Stock Purchase Plan ("MSPP") provides participants the ability to defer a portion of their compensation or Directors’ fees, which deferral is converted to restricted stock units, and credited to an account. Under the MSPP, the Company provides a matching award in restricted stock units equal to a percentage of the employees' compensation or Directors' 2015 fee deferral amount. Beginning January 1, 2016, Directors do not receive any company-matching on deferred fees. The account represents a share-based liability converted to and settled in cash which is payable to participants upon retirement or a termination of their service to the Company.
The following table provides the number of restricted stock units credited to participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the six months ended June 30,

	2016	2015
Restricted stock units credited	185,685	80,630
Share-based liabilities paid (in $1000s)	$1,984	$1,475

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The primary risks that the Company manages through its derivative instruments from time to time are foreign currency exchange rate risk and commodity pricing risk. As of June 30, 2016, we do not currently hold any derivatives instruments. All derivatives outstanding at December 31, 2015 were not designated as hedging instruments and matured during the six months ended June 30, 2016.
Derivatives not designated as hedging instruments
Commodity options, foreign exchange forwards and forward exchange options are recorded in the consolidated balance sheet at fair value and the resulting gains or losses are recorded to other income in the consolidated statement of operations. The (gains) losses recognized for the three and six months ended June 30, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2016	2015	2016	2015
Commodity options	$—	$(74)	$—	$355
Foreign exchange forwards	(85)	94	(14)	94
Foreign exchange options	—	1,352	—	(2,817)
Total non-designated derivative realized (gain) loss, net	$(85)	$1,372	$(14)	$(2,368)
Summary of Derivatives
Derivatives consist of the following (in thousands):

		June 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments	Classification	Fair Value	Fair Value
Foreign exchange options	Other current assets	$—	$1,792
Foreign exchange forwards	Accrued expenses	$—	$14

12. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Observable inputs other than quoted prices in active markets for similar assets and liabilities.

•	Level 3 - Inputs that are unobservable inputs for the asset or liability.
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
The following table presents the fair values and classification of our financial assets (liabilities) measured on a recurring basis, all of which are classified as Level 2 (in thousands):

	Classification	June 30, 2016	December 31, 2015
Foreign currency exchange options	Other current assets	$—	$1,792
Foreign currency exchange forwards	Other current liabilities	$—	$14
The Company’s only other financial instrument for which the carrying value differs from its fair value is long-term debt. At June 30, 2016 and December 31, 2015, the fair value of outstanding debt net of unamortized debt issuance costs was $211,336,000 and $214,007,000, respectively, compared to its carrying value of $209,236,000 and $209,282,000, respectively.  The fair value of the Company’s Senior Subordinated 6.25% Notes is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices adjusted for unamortized debt issuance costs.

13. DIVESTITURE
In connection with the Company's strategy to drive transformational change in its portfolio and financial results, management continually evaluates all aspects of our current portfolio for future profitable growth and greater shareholder returns. As a result of this strategy, the Company sold its European industrial manufacturing business to a third party for cash of $9.3 million ($8.5 million proceeds, net of transaction costs of $0.8 million) on April 15, 2016. The sale of this business resulted in a loss before taxes of $8.5 million which is presented within other expense (income) in the consolidated Statement of Operations. As noted in the Income Taxes footnote, the Company recorded a discrete tax benefit of $11.4 million related to the sale, resulting in an after tax gain on sale of $2.9 million. This divestiture does not meet the criteria to be reported as a discontinued operation as it does not represent a strategic shift that has or will have a major effect on the Company's operations. Therefore, prior period results of continuing operations have not been restated to exclude the impact of the divested business's financial results. This business, which supplied expanded metal product for filtration, security perimeters and other applications, contributed $36 million in revenue to the Company's Industrial & Infrastructure Products segment for full year 2015 and had nearly break-even operating results.

14. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company’s business strategy has been formulated to effect a transformation of its operations and improve financial results over a five year period.  In 2015, the first year of this planned transformation, an 80/20 simplification initiative commenced across many of our business units.  This on-going initiative, in part, focuses the Company’s internal resources on further increasing the value provided to our customers.
A result of this initiative was the identification of low-volume, internally-produced products which have been or will be outsourced or discontinued. During the six months ended June 30, 2016, charges resulted from this identification which relate to the write-down of inventory and impairment of machinery and equipment associated with either discontinued product lines or the reduction of manufactured goods offered within a product line. These assets were written down to their sale or scrap value, and were subsequently sold or disposed of. Exit activity costs were also incurred during the six months ended June 30, 2016 which relate to contract termination costs, severance costs, and other moving and closing costs. These costs were the result of the closing and consolidation of facilities, relocation of inventory and equipment at those facilities and the reduction of workforce associated with the discontinued products and closed facilities.

During the six months ended June 30, 2015, the Company closed two facilities and eliminated three product lines which resulted in asset impairment charges. In addition, the Company sold and leased back a facility, which resulted in a gain.
The following tables set forth the asset impairment charges, exit activity costs and gain on facilities sold in conjunction with these efforts, incurred by segment during the three and six months ended June 30, related to the restructuring activities described above (in thousands):

	Three Months Ended June 30,
	2016			2015
	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total
Residential Products	$118	$140	$258	$2,637	$614	$3,251
Industrial & Infrastructure Products	46	805	851	—	41	41
Total exit activity costs & asset impairments	$164	$945	$1,109	$2,637	$655	$3,292

	Six Months Ended June 30,
	2016			2015
	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Gain on sale leaseback	Total
Residential Products	$806	$470	$1,276	$2,745	$725	$(6,799)	$(3,329)
Industrial & Infrastructure Products	268	1,263	1,531	—	41	—	41
Total exit activity costs & asset impairments	$1,074	$1,733	$2,807	$2,745	$766	$(6,799)	$(3,288)

The following table provides a summary of where the asset impairments and exit activity costs (gains) were recorded in the statement of operations for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales	$560	$3,173	$1,678	$3,361
Selling, general, and administrative expense	549	119	1,129	(6,649)
Net asset impairment and exit activity charges (gains)	$1,109	$3,292	$2,807	$(3,288)

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2016	2015
Balance at January 1	$603	$575
Exit activity costs recognized	1,733	766
Cash payments	(1,527)	(641)
Balance at June 30	$809	$700

15. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations for the three and six months ended June 30, and the applicable effective tax rates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Provision for income taxes	$(2,913)	$2,202	$705	$5,494
Effective tax rate	(20.7)%	35.0%	2.9%	36.3%
The effective tax rate for the three and six months ended June 30, 2016 was less than the U.S. federal statutory rate of 35% due to deductible permanent differences and favorable discrete items partially offset by state taxes. The effective tax rate for the three and six months ended June 30, 2015 equaled or exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by deductible permanent differences and favorable discrete items.
The Company recorded a discrete tax benefit of $11.4 million during the three months ended June 30, 2016 due to the effect of a worthless stock deduction and an associated bad debt deduction of inter-company debt resulting from the sale of its European industrial manufacturing business to a third party.

16. EARNINGS PER SHARE
Basic earnings and diluted weighted-average shares outstanding are as follows for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$16,989	$4,087	$23,482	$9,624
Loss from discontinued operations	—	—	—	(28)
Net income available to common shareholders	$16,989	$4,087	$23,482	$9,596
Denominator for basic earnings per share:
Weighted average shares outstanding	31,475	31,210	31,447	31,200
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,475	31,210	31,447	31,200
Common stock options and restricted stock	532	285	469	240
Weighted average shares and conversions	$32,007	$31,495	$31,916	$31,440
The weighted average number of diluted shares does not include potential anti-dilutive common shares aggregating 764,000 and 489,000 for the three months ended June 30, 2016 and 2015, respectively, and 724,000 and 471,000 for the six months ended June 30, 2016 and 2015, respectively.

17. SEGMENT INFORMATION
The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)	Residential Products, which primarily includes roof and foundation ventilation products, mail and package storage products, rain dispersion products and roofing accessories;

(ii)	Industrial and Infrastructure Products, which primarily includes fabricated bar grating, expanded and perforated metal, plus bridge-related expansion joints and structural bearings; and

(iii)	Renewable Energy and Conservation, which primarily includes designing, engineering, manufacturing and installation of solar racking systems and commercial-scale greenhouse structures.
When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.

The following table sets forth the reconciliation of sales to earnings before income taxes by segment for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales:
Residential Products	$119,965	$134,669	$220,112	$241,464
Industrial and Infrastructure Products	81,380	101,900	161,397	196,185
Less: Intersegment sales	(373)	(482)	(740)	(947)
	81,007	101,418	160,657	195,238
Renewable Energy and Conservation	62,127	17,084	116,007	17,084
Total consolidated net sales	$263,099	$253,171	$496,776	$453,786

Income (loss) from operations:
Residential Products	$20,725	$11,910	$32,956	$24,043
Industrial and Infrastructure Products	6,190	5,356	9,516	7,362
Renewable Energy and Conservation	7,657	999	11,970	999
Unallocated Corporate Expenses	(8,795)	(7,064)	(15,058)	(12,233)
Total income from operations	$25,777	$11,201	$39,384	$20,171

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$245,273	$19,922	$(2,096)	$263,099
Cost of sales	—	183,557	15,075	(1,737)	196,895
Gross profit	—	61,716	4,847	(359)	66,204
Selling, general, and administrative expense	14,134	29,367	(3,074)	—	40,427
(Loss) income from operations	(14,134)	32,349	7,921	(359)	25,777
Interest expense (income)	3,401	285	(20)	—	3,666
Other expense (income)	8,533	65	(563)	—	8,035
(Loss) income before taxes	(26,068)	31,999	8,504	(359)	14,076
(Benefit of) provision for income taxes	(8,275)	4,277	1,085	—	(2,913)
(Loss) income from continuing operations	(17,793)	27,722	7,419	(359)	16,989
Equity in earnings from subsidiaries	35,141	7,419	—	(42,560)	—
Net income	$17,348	$35,141	$7,419	$(42,919)	$16,989

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$456,492	$47,215	$(6,931)	$496,776
Cost of sales	—	348,996	37,715	(6,295)	380,416
Gross profit	—	107,496	9,500	(636)	116,360
Selling, general, and administrative expense	14,174	61,437	1,365	—	76,976
(Loss) income from operations	(14,174)	46,059	8,135	(636)	39,384
Interest expense (income)	6,804	595	(42)	—	7,357
Other expense (income)	8,487	121	(768)	—	7,840
(Loss) income before taxes	(29,465)	45,343	8,945	(636)	24,187
(Benefit of) provision for income taxes	(9,482)	8,911	1,276	—	705
(Loss) income from continuing operations	(19,983)	36,432	7,669	(636)	23,482
Equity in earnings from subsidiaries	44,101	7,669	—	(51,770)	—
Net income	$24,118	$44,101	$7,669	$(52,406)	$23,482

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$17,348	$35,141	$7,419	$(42,919)	$16,989
Other comprehensive income:
Foreign currency translation adjustment	—	—	7,753	—	7,753
Adjustment to retirement benefit liability, net of tax	—	(1)	—	—	(1)
Adjustment to post-retirement health care liability, net of tax	—	38	—	—	38
Other comprehensive income	—	37	7,753	—	7,790
Total comprehensive income	$17,348	$35,178	$15,172	$(42,919)	$24,779

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$24,118	$44,101	$7,669	$(52,406)	$23,482
Other comprehensive income:
Foreign currency translation adjustment	—	—	10,831	—	10,831
Adjustment to retirement benefit liability, net of tax	—	(2)	—	—	(2)
Adjustment to post-retirement health care liability, net of tax	—	76	—	—	76
Other comprehensive income	—	74	10,831	—	10,905
Total comprehensive income	$24,118	$44,175	$18,500	$(52,406)	$34,387

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
JUNE 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$100,762	$23,352	$—	$124,114
Accounts receivable, net	—	138,630	11,540	—	150,170
Intercompany balances	12,719	(5,014)	(7,705)	—	—
Inventories	—	92,657	5,564	—	98,221
Other current assets	11,517	(3,380)	3,982	—	12,119
Total current assets	24,236	323,655	36,733	—	384,624
Property, plant, and equipment, net	—	103,439	5,369	—	108,808
Goodwill	—	270,017	24,780	—	294,797
Acquired intangibles	—	107,934	12,501	—	120,435
Other assets	—	4,336	—	—	4,336
Investment in subsidiaries	640,535	62,888	—	(703,423)	—
	$664,771	$872,269	$79,383	$(703,423)	$913,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$78,856	$3,949	$—	$82,805
Accrued expenses	7,397	38,600	3,334	—	49,331
Billings in excess of cost	—	25,486	4,872		30,358
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	7,397	143,342	12,155	—	162,894
Long-term debt	207,795	1,041	—	—	208,836
Deferred income taxes	—	38,809	4,340	—	43,149
Other non-current liabilities	—	48,542	—	—	48,542
Shareholders’ equity	449,579	640,535	62,888	(703,423)	449,579
	$664,771	$872,269	$79,383	$(703,423)	$913,000

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(27,297)	$62,183	$14,263	$—	$49,149
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(2,314)	—	—	(2,314)
Net proceeds from sale of property and equipment	—	133	29	—	162
Purchases of property, plant, and equipment	—	(3,852)	(183)	—	(4,035)
Net proceeds from sale of business	—	—	8,479	—	8,479
Other, net	—	1,118	—	—	1,118
Net cash (used in) provided by investing activities	—	(4,915)	8,325	—	3,410
Cash Flows from Financing Activities
Long-term debt payments	—	(400)	—	—	(400)
Payment of debt issuance costs	—	(54)	—	—	(54)
Purchase of treasury stock at market prices	(462)	—	—	—	(462)
Net proceeds from issuance of common stock	2,057	—	—	—	2,057
Intercompany financing	25,410	4,351	(29,761)	—	—
Excess tax benefit from stock compensation	292	—	—	—	292
Net cash provided by (used in) financing activities	27,297	3,897	(29,761)	—	1,433
Effect of exchange rate changes on cash	—	—	1,264	—	1,264
Net increase (decrease) in cash and cash equivalents	—	61,165	(5,909)	—	55,256
Cash and cash equivalents at beginning of year	—	39,597	29,261	—	68,858
Cash and cash equivalents at end of period	$—	$100,762	$23,352	$—	$124,114

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(6,621)	$16,091	$2,288	$—	$11,758
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(4,307)	(317)	—	(4,624)
Cash paid for acquisitions	—	(106,055)	(28,263)	—	(134,318)
Other, net	—	1,154	—	—	1,154
Net proceeds from sale of property and equipment	—	26,181	—	—	26,181
Net cash used in investing activities	—	(83,027)	(28,580)	—	(111,607)
Cash Flows from Financing Activities
Long-term debt payments	—	(11,792)	—	—	(11,792)
Proceeds from long-term debt	—	41,392	—	—	41,392
Purchase of treasury stock at market prices	(387)	—	—	—	(387)
Net proceeds from issuance of common stock	180	—	—	—	180
Intercompany financing	6,791	(36,970)	30,179	—	—
Excess tax benefit from stock compensation	37	—	—	—	37
Net cash provided by (used in) financing activities	6,621	(7,370)	30,179	—	29,430
Effect of exchange rate changes on cash	—	—	(769)	—	(769)
Net (decrease) increase in cash and cash equivalents	—	(74,306)	3,118	—	(71,188)
Cash and cash equivalents at beginning of year	—	91,466	19,144	—	110,610
Cash and cash equivalents at end of period	$—	$17,160	$22,262	$—	$39,422

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
Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and distributor of building products for industrial, transportation infrastructure, residential housing, renewable energy and resource conservation markets. Beginning in mid-2014, led by new executive leadership, the Company began a re-examination of its operations, competitive advantages, and strategies, all directed at re-setting a business strategy that would significantly elevate and accelerate the growth and financial returns of the Company. The new strategy, completed in late 2014, is targeted at delivering best-in-class, sustainable value creation for our shareholders for the long-term. This strategy is intended to drive a transformational change in the Company’s portfolio and its financial results. It has four key elements which are: operational excellence, product innovation, portfolio management, and acquisitions as a strategic accelerator.

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

We started the multi-year simplification initiative in the fourth quarter of 2014, with a comprehensive data analysis and we are still in the early stages of implementation. We believe that over the first three years, we will drive 200 to 300 basis points of operating margin improvement from the 80/20 process with corresponding benefits from the resulting reduction of operational assets.
Product innovation is our second strategic pillar. Innovation involves the allocation of new and existing resources to opportunities that drive sustainable returns. We are focused on those products and technologies that have relevance to the end-user and can be differentiated from our competition. Our focus on innovation will be centered on four markets: postal and parcel products, residential air management, infrastructure and renewable energy. These respective markets are expected to grow based on demand for centralized mail and parcel delivery systems and zero carbon footprint homes; the need for repairs to elevated bridges that are deficient or functionally obsolete; and energy sources not dependent on fossil fuels.
The third pillar of our strategy is portfolio management, which is a natural adjunct to the 80/20 initiative. Using the 80/20 process, we continually evaluate all aspects of our current portfolio for future profitable growth and greater shareholder return which will lead to consideration of any necessary refinements. The sale of our European industrial manufacturing business on April, 15, 2016, was a direct result of this third pillar.

The fourth pillar of our strategy is acquisitions. We are focused on making strategic acquisitions in five key markets, four of which are served by existing platforms within the Company. The existing platforms include the same areas in which we are targeting the development of innovative products: postal and parcel solutions, infrastructure, residential air management and renewable energy. The remaining new platform is water management and conservation. What these platforms have in common is that they are all large markets in which the underlying trends for customer convenience and safety, energy-savings and resource conservation are of increasing importance and are expected to drive long-term demand. These markets also offer the opportunity for higher returns on our investments than those we have generated in the past. The acquisition of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015 was the direct result of this fourth pillar.
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

On April 15, 2016, the Company sold its European industrial manufacturing business to a third party for cash of $9.3 million. This business, which supplied expanded metal products for filtration, security perimeters and other applications, contributed $36 million in revenue to the Company's Industrial & Infrastructure Products segment in 2015 and had nearly break-even operating results. The divestiture of this business is in alignment with the Company's portfolio management strategy.

The Company serves customers primarily throughout North America, and to a lesser extent, Europe and Asia. Our customers include major home improvement retailers, wholesalers, industrial distributors, contractors, solar developers and institutional and commercial growers of plants. As of June 30, 2016, we operated 46 facilities in 18 states, Canada, Germany, China, and Japan giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European and Asian markets.
The Company operates and reports its results in the following three reporting segments, entitled “Residential Products”, “Industrial and Infrastructure Products” and "Renewable Energy and Conservation".
Our Residential Products segment focuses on new residential housing construction and residential repair and remodeling activity with products including roof and foundation ventilation products, mail and package storage products, rain dispersion products and roof ventilation accessories. This segment's products are sold through major retail home centers, building material wholesalers, buying groups, roofing distributors, and residential contractors.
Our Industrial and Infrastructure Products segment focuses on a variety of markets including discrete and process manufacturing, highway and bridge construction, and energy and power generation markets with products including fabricated bar grating for industrial flooring, expanded and perforated metal, as well as, expansion joints and structural bearings for roadways and bridges. This segment distributes its products through industrial, commercial and transportation contractors, industrial distributors and original equipment manufacturers.
Our Renewable Energy and Conservation segment focuses on the design, engineering, manufacturing and installation of solar racking systems and commercial-sale greenhouse structures. This segment's services and products are provided directly to end users and through product distribution channels.
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
Results of Operations
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the three months ended June 30, (in thousands):

	2016		2015
Net sales	$263,099	100.0%	$253,171	100.0%
Cost of sales	196,895	74.8%	209,052	82.6%
Gross profit	66,204	25.2%	44,119	17.4%
Selling, general, and administrative expense	40,427	15.4%	32,918	13.0%
Income from operations	25,777	9.8%	11,201	4.4%
Interest expense	3,666	1.4%	3,811	1.5%
Other expense	8,035	3.0%	1,101	0.4%
Income before taxes	14,076	5.4%	6,289	2.5%
(Benefit of) provision for income taxes	(2,913)	(1.1)%	2,202	0.9%
Net income	$16,989	6.5%	$4,087	1.6%
The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

				Change due to
	2016	2015	Total Change	Foreign Currency	Operations
Net sales:
Residential Products	$119,965	$134,669	$(14,704)	$1,867	$(16,571)
Industrial and Infrastructure Products	81,380	101,900	(20,520)	(445)	(20,075)
Less: Intersegment sales	(373)	(482)	109	—	109
	81,007	101,418	(20,411)	(445)	(19,966)
Renewable Energy and Conservation	62,127	17,084	45,043	—	45,043
Consolidated	$263,099	$253,171	$9,928	$1,422	$8,506

Consolidated net sales increased by $9.9 million, or 3.9%, to $263.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily the result of incremental sales generated from our Renewable Energy and Conservation segment, which contains the results of RBI acquired in the latter part of the second quarter of 2015. Foreign currency fluctuations also favorably impacted consolidated net sales. These increases were largely offset by the divestiture of our European industrial manufacturing business in April 2016, along with a combined 11.7% decrease in volume and a combined 1.5% decrease in pricing to customers in both our Residential Products and Industrial & Infrastructure segments.
Net sales in our Residential Products segment decreased 10.9%, or $14.7 million to $120.0 million for the three months ended June 30, 2016 compared to $134.7 million in the three months ended June 30, 2015. The decrease was a result of a 12.6% decrease in volume, partially offset by foreign currency fluctuations which contributed an increase of $1.9 million to net sales. The net sales volume decrease was primarily due to a decline in demand for our postal and parcel storage products, reflecting the completion of a contract for cluster mailboxes at the end of 2015, along with a modest decrease in demand for our roofing-related ventilation and rain dispersion products.
Net sales in our Industrial and Infrastructure Products segment decreased 20.1%, or $20.4 million to $81.0 million for the three months ended June 30, 2016 compared to $101.4 million for the three months ended June 30, 2015. The decrease in net sales was the combined result of the divestiture of our European industrial manufacturing business affecting 7.7% of sales, lower shipment volume of 8.0%, and a 4.0% decrease in pricing to customers, as compared to the same period in the prior year. This segment's volume was primarily impacted by lower demand for our industrial products from domestic energy-related end markets, that have been affected by reduced oil and other commodities prices.
Our consolidated gross margin increased to 25.2% for the three months ended June 30, 2016 compared to 17.4% for the three months ended June 30, 2015.
Within our Residential Products segment, both gross profit and gross margin, as a percentage of sales, increased as compared to the prior year quarter. This segment benefited from operational efficiencies, an improved alignment of material costs to customer selling prices and contributions from our company-wide 80/20 initiatives to simplify our business processes and product lines. Favorable currency fluctuations also contributed to the margin increase. Decreased volume from our postal products partially offset these increases.
In our Industrial and Infrastructure Products segment, both gross profit and gross margin, as a percentage of sales, increased as compared to the prior year quarter despite the disposition of our European industrial manufacturing business, lower volumes in industrial products and a decrease in pricing offered to customers. The margin increase was largely the result of manufacturing efficiencies, our company-wide 80/20 initiatives and better alignment of material costs to customer selling prices.
Our Renewable Energy and Conservation segment largely contributed to the increase in the consolidated gross profit for the quarter as compared to the prior year quarter, and to a lesser extent, positively impacted the year over year increase to the gross margin as a percentage of sales.
Selling, general, and administrative (SG&A) expenses increased by $7.5 million, or 22.8%, to $40.4 million for the three months ended June 30, 2016 from $32.9 million for the three months ended June 30, 2015. The $7.5 million increase largely resulted from $6.0 million of incremental SG&A expenses for the comparable periods recorded at RBI, acquired during the latter part of the second quarter of 2015. A $3.6 million increase in performance-based compensation expense also contributed to the increase. These increases were partially offset by a $1.0 million charge for senior leadership transition costs recorded during the second quarter of 2015. SG&A expenses as a percentage of net sales increased to 15.4% in the three months ended June 30, 2016 compared to 13.0% in the three months ended June 30, 2015.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

						Change due to
	2016		2015		Total Change	Foreign Currency	Operations
Income (loss) from operations:
Residential Products	$20,725	17.3%	$11,910	8.8%	$8,815	$1,867	$6,948
Industrial and Infrastructure Products	6,190	7.6%	5,356	5.3%	834	—	834
Renewable Energy and Conservation	7,657	12.3%	999	5.8%	6,658	—	6,658
Unallocated Corporate Expenses	(8,795)	(3.3)%	(7,064)	(2.8)%	(1,731)	—	(1,731)
Consolidated income from operations	$25,777	9.8%	$11,201	4.4%	$14,576	$1,867	$12,709
Our Residential Products segment generated an operating margin of 17.3% during the three months ended June 30, 2016 compared to 8.8% during the three months ended June 30, 2015. The increase of $8.8 million of operating profit is largely due to the benefits of improved operational efficiencies and contributions from the 80/20 simplification initiative, along with favorable effects of currency fluctuations of $1.9 million. Partially offsetting these increases was the impact of lower sales volumes primarily from postal products during the current year quarter.

Our Industrial and Infrastructure Products segment generated an operating margin of 7.6% during the three months ended June 30, 2016 compared to 5.3% during the three months ended June 30, 2015. Despite the disposition of our European industrial manufacturing business, with nearly break-even profitability, and lower shipment volumes in this segment, the margin increase was the result of the benefits from improved management of raw material costs along with effects of manufacturing efficiencies resulting from the 80/20 simplification.

The Renewable Energy and Conservation segment generated an operating margin of 12.3% in the current year quarter and contributed to the consolidated margin increase.
Unallocated corporate expenses increased $1.7 million from $7.1 million during the three months ended June 30, 2015 to $8.8 million during the three months ended June 30, 2016. The increase was largely due to a $3.1 million increase in performance-based compensation expense over the prior year quarter, the result of improved operating results and the higher price of the Company's shares which increased the value of stock-based compensation. Partially offsetting this was $1.0 million of costs for senior leadership and management transitions and $0.9 million of acquisition related costs incurred by the Company during the second quarter of 2015.
Other expense of $8.0 million for the three months ended June 30, 2016 increased from $1.1 million for the three months ended June 30, 2015. Current quarter non-operating expense is primarily comprised of the $8.5 million pre-tax loss on the sale of our European industrial manufacturing business, partially offset by foreign currency fluctuations. Prior year non-operating expense was primarily comprised of net expense on derivative contracts for hedges on foreign currencies and select raw materials related to transactions with our Residential Products segment, offset by foreign currency fluctuations.
Interest expense modestly decreased by $0.1 million to $3.7 million for the three months ended June 30, 2016 compared to $3.8 million for the three months ended June 30, 2015. During the three months ended June 30, 2016, no amounts were outstanding under our revolving credit facility. During the three months ended June 30, 2015, the Company borrowed funds under its revolving credit facility to help finance the acquisition of RBI.
We recognized a benefit from income taxes of $2.9 million and a provision for income taxes of $2.2 million, with effective tax rates of (20.7)% and 35.0% for the three months ended June 30, 2016, and 2015, respectively. The effective tax rate for the second quarter of 2016 was less than the U.S. federal statutory rate of 35% primarily due to a discrete tax benefit of $11.4 million resulting from the sale of our European industrial manufacturing business, partially offset by state taxes. The effective tax rate for the second quarter of 2015 equaled the U.S. federal statutory rate of 35%.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the six months ended June 30, (in thousands):

	2016		2015
Net sales	$496,776	100.0%	$453,786	100.0%
Cost of sales	380,416	76.6%	379,752	83.7%
Gross profit	116,360	23.4%	74,034	16.3%
Selling, general, and administrative expense	76,976	15.5%	53,863	11.9%
Income from operations	39,384	7.9%	20,171	4.4%
Interest expense	7,357	1.5%	7,511	1.6%
Other expense (income)	7,840	1.5%	(2,458)	(0.5)%
Income before taxes	24,187	4.9%	15,118	3.3%
Provision for income taxes	705	0.2%	5,494	1.2%
Income from continuing operations	23,482	4.7%	9,624	2.1%
Loss from discontinued operations	—	0.0%	(28)	0.0%
Net income	$23,482	4.7%	$9,596	2.1%
The following table sets forth the Company’s net sales by reportable segment, for the six months ended June 30, (in thousands):

				Change due to
	2016	2015	Total Change	Foreign Currency	Operations
Net sales:
Residential Products	$220,112	$241,464	$(21,352)	$3,447	$(24,799)
Industrial and Infrastructure Products	161,397	196,185	(34,788)	(1,802)	(32,986)
Less: Intersegment sales	(740)	(947)	207	—	207
	160,657	195,238	(34,581)	(1,802)	(32,779)
Renewable Energy and Conservation	116,007	17,084	98,923	—	98,923
Consolidated	$496,776	$453,786	$42,990	$1,645	$41,345

Consolidated net sales increased by $43.0 million, or 9.5%, to $496.8 million for the six months ended June 30, 2016 compared to the prior year period. The increase was primarily the result of incremental sales generated from our Renewable Energy and Conservation segment, which contains the results of RBI acquired in June 2015. Favorable foreign currency fluctuations of $1.6 million also contributed to the increase. These increases were partially offset by the divestiture of our European industrial manufacturing business in April 2016 resulting in $9.3 million less sales, along with a combined 10.4% decrease in volume and a combined 1.9% decrease in pricing to customers in both our Residential Products and Industrial & Infrastructure segments.
Net sales in our Residential Products segment decreased 8.9%, or $21.4 million to $220.1 million for the six months ended June 30, 2016 compared to last year. The decrease was primarily the result of a $28.3 million, or 11.7%, decline in volume for our postal and parcel storage products related to the completion of a contract for cluster mailboxes at the end of 2015. This decrease was partially offset by an increase in volume of 1.3% for our other residential product offerings along with foreign currency fluctuations which contributed an increase of $3.4 million to net sales.
Net sales in our Industrial and Infrastructure Products segment decreased 17.7%, or $34.6 million to $160.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in net sales was the combined result of the divestiture of our European industrial manufacturing business affecting 4.0% of sales, lower shipment volume of 8.3%, and a 4.5% decrease in pricing to customers, as compared to the first half of 2015. This segment was primarily impacted by lower demand for our industrial products from domestic energy-related end markets, that have been depressed by reduced oil and other commodities prices.
Our consolidated gross margin increased to 23.4% for the six months ended June 30, 2016, compared to 16.3% for the six months ended June 30, 2015. Our consolidated gross profit also increased for the comparable period.
Within our Residential Products segment, both gross profit and gross margin, as a percentage of sales, increased as compared to the prior year period, despite decreased volume from our postal products. This segment benefited from operational efficiencies, an improved alignment of material costs to customer selling prices and contributions from our company-wide initiatives to simplify our business processes and product lines. Favorable currency fluctuations, as compared to the same period in the prior year also contributed to the margin increase.
In our Industrial and Infrastructure Products segment, both gross profit and gross margin, as a percentage of sales, increased as compared to the prior year quarter, despite the disposition of our European industrial manufacturing business, lower volumes in industrial products and a decrease in pricing offered to customers. The margin increase was largely the result of manufacturing efficiencies, our company-wide 80/20 initiatives and better alignment of material costs to customer selling prices.
The Renewable Energy and Conservation segment largely contributed to the increase in the consolidated gross profit for the first half of 2016 as compared to the first half of 2015, and also positively impacted the year over year increase to the gross margin as a percentage of sales.
SG&A expenses increased by $23.1 million, or 42.9%, to $77.0 million for the six months ended June 30, 2016, from $53.9 million for the six months ended June 30, 2015. The $23.1 million increase was largely the result of $15.8 million of incremental SG&A expense recorded year over year at RBI, acquired in June 2015, $6.4 million of higher performance-based compensation costs, along with the benefit of a $6.8 million gain on the sale leaseback of one of our facilities recorded during the first half of 2015. These increases were partially offset by a $1.9 million charge for senior leadership transition costs during the first half of 2015. As a percentage of net sales, SG&A expenses increased to 15.5% for the six months ended June 30, 2016 compared to 11.9% for the six months ended June 30, 2015.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

						Change due to
	2016		2015		Total Change	Foreign Currency	Operations
Income (loss) from operations:
Residential Products	$32,956	15.0%	$24,043	10.0%	$8,913	$3,447	$5,466
Industrial and Infrastructure Products	9,516	5.9%	7,362	3.8%	2,154	(400)	2,554
Renewable Energy and Conservation	11,970	10.3%	999	5.8%	10,971	—	10,971
Unallocated Corporate Expenses	(15,058)	(3.0)%	(12,233)	(2.7)%	(2,825)	—	(2,825)
Consolidated income from operations	$39,384	7.9%	$20,171	4.4%	$19,213	$3,047	$16,166
Our Residential Products segment generated an operating margin of 15.0% during the six months ended June 30, 2016 compared to 10.0% during the six months ended June 30, 2015. Apart from the impact of the $6.8 million gain on the sale leaseback of a facility during the first half of 2015, the increase to its income from operations of $15.7 million was largely due to the benefits of improved operational efficiencies and contributions from the 80/20 simplification initiative, along with the effects of currency fluctuations as compared to the six months ended June 30, 2015. These benefits were partially offset by lower sales volumes primarily for postal products.
Our Industrial and Infrastructure Products segment operating margin increased to 5.9% for the six months ended June 30, 2016 compared to the prior year period. Favorable alignment of material costs to customer selling prices along with benefits from cost reductions more than offset the effects of the disposition of our European industrial manufacturing business and decreased sales volume as compared to the six months ended June 30, 2015.

The Renewable Energy and Conservation segment generated an operating margin of 10.3% in the first half of 2016 and contributed to the consolidated margin increase.
Unallocated corporate expenses increased $2.8 million compared to the six months ended June 30, 2015. The increase was primarily the net result of an increase of $5.0 million in performance based compensation expense, offset by a decrease of $1.6 million for costs incurred for senior leadership transition costs and a decrease of $0.9 million of acquisition related transaction costs.
Other expense of $7.8 million for the six months ended June 30, 2016 is primarily comprised of the $8.5 million pre-tax loss on the sale of our European industrial manufacturing business, slightly offset by foreign currency fluctuations. Other income of $2.5 million for the six months ended June 30, 2015 is primarily comprised of net gains on derivative contracts for hedges on foreign currencies and select raw materials related to transactions with our Residential Products segment, offset by foreign currency translation fluctuations
Interest expense modestly decreased by $0.2 million to $7.4 million for the six months ended June 30, 2016 compared to $7.5 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, no amounts were outstanding under our revolving credit facility. During the six months ended June 30, 2015, we borrowed funds under our revolving credit facility to help finance the acquisition of RBI in June 2015. These borrowings were repaid prior to the end of 2015.
We recognized a provision for income taxes of $0.7 million for the six months ended June 30, 2016 and an effective tax rate of 2.9%, compared with a provision for income taxes of $5.5 million and effective tax rate of 36.3%, for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was less than the U.S. federal statutory rate of 35% primarily due to a discrete tax benefit of $11.4 million resulting from the sale of our European industrial manufacturing business, partially offset by state taxes. The effective tax rate for the six months ended June 30, 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes, partially offset by favorable permanent differences and favorable discrete items.

Outlook

We expect 2016 consolidated revenues in the range of $1.02 billion to $1.03 billion, a decrease of approximately 1 percent compared with $1.04 billion in 2015. This revenue outlook takes into account nearly $100 million of 2015 revenues not repeating in 2016. This $100 million of sales included the Company’s divestiture in April 2016 of its European industrial business that contributed $36 million in revenues with nearly break-even operating results to the Industrial & Infrastructure Products segment in 2015; $50 million of sales related to the completed contract in December 2015 for centralized mailboxes; and discontinued products under the 80/20 simplification initiative. Continued anticipation softness in the end markets that our Industrial & Infrastructure Products segment serves, resulting from lower oil and gas prices, contributes to the decline year over year.
We expect higher after-tax earnings for full year 2016 due to the success of our operational excellence and 80/20 initiatives. Diluted earnings per share for 2016 are expected in the range of $1.38 to $1.48, compared with $0.74 per diluted share in 2015. This range includes the impact of the gain on the divestiture of the European industrial business of $0.09 per share, along with the impact of restructuring charges of $0.08 per share.
Lastly, the Company does not expect that Brexit, the British voter-approved withdrawal from the European Union, will have a material impact, if any, on the Company's results of operations. After our divestiture of our European industrial business in April 2016, we have only one remaining European solar racking company in Germany, which represents less than 2% of our 2016 consolidated net sales.
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

As of June 30, 2016, our liquidity of $404.4 million consisted of $124.1 million of cash plus $280.2 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and a larger acquisition may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2016, our foreign subsidiaries held $23.4 million of cash in U.S. dollars. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally. Repatriation of this cash for domestic purposes could result in significant tax consequences.
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

Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2016	2015
Cash provided by (used in):
Operating activities of continuing operations	$49,149	$11,758
Investing activities of continuing operations	3,410	(111,607)
Financing activities of continuing operations	1,433	29,430
Effect of exchange rate changes	1,264	(769)
Net increase (decrease) in cash and cash equivalents	$55,256	$(71,188)
During the six months ended June 30, 2016, we generated net cash from operating activities totaling $49.1 million, driven by net income from continuing operations of $23.5 million plus $23.9 million from non-cash charges including depreciation, amortization, stock compensation, loss on sale of a business along with a decrease in working capital of $1.7 million. Net cash provided by operating activities for the six months ended June 30, 2015 totaled $11.8 million, primarily driven by net income from continuing operations of $9.6 million and net non-cash charges including depreciation, amortization, gain on sale of assets, and stock compensation of $7.6 million, offset by our $5.4 million investment in working capital.

During the six months ended June 30, 2016, the cash provided by working capital and other net assets of $1.7 million included $9.1 million and $5.0 million decreases in accounts receivables and inventory, respectively as well as a $4.3 million increase in other current assets and other assets offset by a $5.7 million decrease in accrued expenses and other non-current liabilities and a $2.4 million decrease in accounts payable. The decrease in accounts receivable, which includes costs in excess of billings on contracts, is a direct result of the seasonality of customer contracts and related payments received that impact our business. The decrease in inventory was largely due to the Company's 80/20 simplification process, which has resulted in the discontinuation of less profitable product lines and the corresponding disposal of inventory associated with those product lines. The increase in other current assets and other assets is primarily due to the timing of prepaid expenses. The decrease in accrued expenses and other non-current liabilities was largely due to the discrete tax benefit of $11.4 million resulting from the sale of our European industrial manufacturing business in April 2016 and payment of performance-based incentive compensation awards during the first quarter of 2016 that were earned in 2015. These increases were partially offset by the current year provision for income taxes. Accounts payable decreased due to the timing of vendor payments near the end of the quarter.
Net cash provided by investing activities for the six months ended June 30, 2016 of $3.4 million was primarily due to net proceeds of $8.5 million from the sale of our European industrial manufacturing business offset by capital expenditures of $4.0 million and $2.3 million related to the final purchase adjustment for the acquisition of RBI. Net cash used in investing activities for the six months ended June 30, 2015 of $111.6 million primarily consisted of $134.3 million of acquisitions and capital expenditures of $4.6 million offset by $26.1 million received from the sale of a property.
Net cash provided by financing activities for the six months ended June 30, 2016 of $1.4 million consisted of the proceeds received from the issuance of common stock of $2.0 million and a tax benefit from equity compensation of $0.3 million offset by the purchase of treasury stock of $0.5 million and payment of long-term debt borrowings of $0.4 million. Net cash provided by financing activities for the six months ended June 30, 2015, of $29.4 million primarily consisted of proceeds from long-term debt borrowings, net of repayments of $29.6 million and proceeds from the issuance of common stock of $0.2 million, partially offset by the purchase of treasury stock of $0.4 million.
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

As of June 30, 2016, we had $280.2 million of availability under the Senior Credit Agreement net of outstanding letters of credit of $19.8 million. To finance the acquisition of RBI in the second quarter of 2015, we borrowed amounts under the revolving credit facility which were repaid prior to the end of 2015. No amounts were outstanding under our revolving credit facility as of June 30, 2016.
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

Critical Accounting Policies
In the current year, there have been no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements
See Note 2 to the Company's condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on recent accounting pronouncements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
6(a) Exhibits

a.	10.1	Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2016)
b.	10.2	Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2016)
c.	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
d.	31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
e.	32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
f.	32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
g.	101.INS	XBRL Instance Document *
h.	101.SCH	XBRL Taxonomy Extension Schema Document *
i.	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
j.	101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
k.	101.PRA	XBRL Taxonomy Extension Presentation Linkbase Document *
l.	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GIBRALTAR INDUSTRIES, INC.
(Registrant)

/s/ Frank G. Heard
Frank G. Heard
President and Chief Executive Officer

/s/ Kenneth W. Smith
Kenneth W. Smith
Senior Vice President and Chief Financial Officer
Date: July 28, 2016