Form 10-Q
period 2016-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2016-11-04
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of October 25, 2016, the number of common shares outstanding was: 31,526,747.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales	$272,734	$304,994	$776,143	$758,780
Cost of sales	204,847	243,598	585,263	623,350
Gross profit	67,887	61,396	190,880	135,430
Selling, general, and administrative expense	41,524	38,002	118,500	91,865
Income from operations	26,363	23,394	72,380	43,565
Interest expense	3,625	3,878	10,982	11,389
Other (income) expense	—	(1,780)	7,840	(4,238)
Income before taxes	22,738	21,296	53,558	36,414
Provision for income taxes	8,952	7,664	12,131	13,158
Income from continuing operations	13,786	13,632	41,427	23,256
Discontinued operations:
Loss before taxes	—	—	—	(44)
Benefit of income taxes	—	—	—	(16)
Loss from discontinued operations	—	—	—	(28)
Net income	$13,786	$13,632	$41,427	$23,228
Net earnings per share – Basic:
Income from continuing operations	$0.44	$0.44	$1.32	$0.74
Loss from discontinued operations	—	—	—	—
Net income	$0.44	$0.44	$1.32	$0.74
Weighted average shares outstanding – Basic	31,579	31,242	31,493	31,214
Net earnings per share – Diluted:
Income from continuing operations	$0.43	$0.43	$1.29	$0.74
Loss from discontinued operations	—	—	—	—
Net income	$0.43	$0.43	$1.29	$0.74
Weighted average shares outstanding – Diluted	32,176	31,558	32,005	31,479
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$13,786	$13,632	$41,427	$23,228
Other comprehensive income (loss):
Foreign currency translation adjustment	(193)	(3,005)	10,638	(4,667)
Reclassification of loss on cash flow hedges, net of tax	—	—	—	143
Adjustment to retirement benefit liability, net of tax	61	3	59	7
Adjustment to post-retirement health care liability, net of tax	38	36	114	110
Other comprehensive (loss) income	(94)	(2,966)	10,811	(4,407)
Total comprehensive income	$13,692	$10,666	$52,238	$18,821
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$173,062	$68,858
Accounts receivable, net	155,434	164,969
Inventories	92,778	107,058
Other current assets	9,897	10,537
Total current assets	431,171	351,422
Property, plant, and equipment, net	106,315	118,932
Goodwill	294,858	292,390
Acquired intangibles	118,388	123,013
Other assets	4,100	4,015
	$954,832	$889,772
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$87,495	$89,204
Accrued expenses	63,111	67,605
Billings in excess of cost	26,026	28,186
Current maturities of long-term debt	400	400
Total current liabilities	177,032	185,395
Long-term debt	209,041	208,882
Deferred income taxes	43,366	42,654
Other non-current liabilities	55,748	42,755
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 32,040 shares and 31,779 shares issued and outstanding in 2016 and 2015	320	317
Additional paid-in capital	261,954	253,458
Retained earnings	219,500	178,073
Accumulated other comprehensive loss	(4,605)	(15,416)
Cost of 521 and 484 common shares held in treasury in 2016 and 2015	(7,524)	(6,346)
Total shareholders’ equity	469,645	410,086
	$954,832	$889,772
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$41,427	$23,228
Loss from discontinued operations	—	(28)
Income from continuing operations	41,427	23,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,551	22,657
Stock compensation expense	4,666	2,675
Net gain on sale of assets	(225)	(7,903)
Loss on sale of business	8,763	—
Exit activity costs, non-cash	3,876	3,247
Provision for (benefit of) deferred income taxes	355	(724)
Other, net	(206)	117
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	3,796	(28,085)
Inventories	9,738	7,562
Other current assets and other assets	(1,901)	(529)
Accounts payable	2,367	9,845
Accrued expenses and other non-current liabilities	11,038	12,370
Net cash provided by operating activities	101,245	44,488
Cash Flows from Investing Activities
Cash paid for acquisitions	(2,314)	(140,620)
Net proceeds from sale of property and equipment	249	26,392
Purchases of property, plant, and equipment	(7,600)	(6,822)
Net proceeds from sale of business	8,250	—
Other, net	1,118	1,154
Net cash used in investing activities	(297)	(119,896)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	58,192
Long-term debt payments	(400)	(47,592)
Payment of debt issuance costs	(54)	—
Purchase of treasury stock at market prices	(1,178)	(568)
Net proceeds from issuance of common stock	2,892	237
Excess tax benefit from stock compensation	941	—
Net cash provided by financing activities	2,201	10,269
Effect of exchange rate changes on cash	1,055	(2,140)
Net increase (decrease) in cash and cash equivalents	104,204	(67,279)
Cash and cash equivalents at beginning of year	68,858	110,610
Cash and cash equivalents at end of period	$173,062	$43,331
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2015	31,779	$317	$253,458	$178,073	$(15,416)	484	$(6,346)	$410,086
Net income	—	—	—	41,427	—	—	—	41,427
Foreign currency translation adjustment	—	—	—	—	10,638	—	—	10,638
Adjustment to retirement benefit liability, net of taxes of ($2)	—	—	—	—	59	—	—	59
Adjustment to post employment health care benefit liability, net of taxes of $70	—	—	—	—	114	—	—	114
Stock compensation expense	—	—	4,666	—	—	—	—	4,666
Excess tax benefit from stock compensation	—	—	941	—	—	—	—	941
Stock options exercised	151	2	2,890	—	—	—	—	2,892
Issuance of restricted stock	—	—	—	—	—	—	—	—
Net settlement of restricted stock units	110	1	(1)	—	—	37	(1,178)	(1,178)
Balance at September 30, 2016	32,040	$320	$261,954	$219,500	$(4,605)	521	$(7,524)	$469,645
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results expected for the full year. The Company is subject to reduced activity in the first and fourth quarters as colder, inclement weather reduces order rates from end markets it serves. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual Form 10-K for the year ended December 31, 2015.

Immaterial Adjustments to Previously Reported Interim Periods

In preparing its consolidated financial statements for the three and nine months ended September 30, 2016, the Company identified certain adjustments during the implementation and subsequent testing of internal controls over financial reporting, including internal controls over revenue recognition for the acquired company that closed in 2015. The Company determined that these identified adjustments should be made to previously reported interim periods within the Company's Renewable Energy and Conservation segment. These adjustments are a result of deficiencies and errors in the Company's accounting for estimated total contract costs at completion as it is related to revenue recognition under the percentage of completion accounting method. Specifically, beginning in the first quarter of 2016, the Company identified cost savings from margin improvement initiatives which included raw material sourcing, freight management, and strategic make versus buy decisions. These costs savings were incurred sooner than expected. They should have been reflected in the total estimated contract costs at completion for the quarters ended March 31, 2016 and June 30, 2016, which resulted in an understatement of revenue recorded for these respective quarters.

In accordance with ASC Topic 250, Accounting Changes and Error Corrections, and Staff Accounting Bulletin No. 99, Materiality, the Company assessed these adjustments and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, the cumulative effect of correcting these errors would have been material to the results of our operations for the quarter ended September 30, 2016. Therefore, in order to provide consistency in the consolidated financial statements, adjustments for these immaterial amounts to previously reported interim period amounts are reflected in the financial information herein, and will be reflected in future filings containing such financial information.

In accordance with ASC Topic 250, the effect of the correction on each financial statement line item, income from continuing operations, net income and related per-share amounts for each prior interim periods of the current fiscal year is as follows (in thousands, except per share data):

For the Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Restated
Net sales	$233,677	$3,994	$237,671
Gross profit	$50,156	$3,994	$54,150
Income from operations	$13,607	$3,994	$17,601
Income from continuing operations	$10,111	$3,994	$14,105
Provision for income taxes	$3,618	$1,458	$5,076
Net income	$6,493	$2,536	$9,029

Net earnings per share - Basic	$0.21	$0.08	$0.29
Net earnings per share - Diluted	$0.20	$0.08	$0.28

For the Three Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Restated
Net sales	$263,099	$2,639	$265,738
Gross profit	$66,204	$2,639	$68,843
Income from operations	$25,777	$2,639	$28,416
Income from continuing operations	$14,076	$2,639	$16,715
Provision for income taxes	$(2,913)	$1,016	$(1,897)
Net income	$16,989	$1,623	$18,612

Net earnings per share - Basic	$0.54	$0.05	$0.59
Net earnings per share - Diluted	$0.53	$0.05	$0.58

For the Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Restated
Net sales	$496,776	$6,633	$503,409
Gross profit	$116,360	$6,633	$122,993
Income from operations	$39,384	$6,633	$46,017
Income from continuing operations	$24,187	$6,633	$30,820
Provision for income taxes	$705	$2,474	$3,179
Net income	$23,482	$4,159	$27,641

Net earnings per share - Basic	$0.75	$0.13	$0.88
Net earnings per share - Diluted	$0.74	$0.13	$0.87

The tables below depict the effect of the correction for the Renewable Energy and Conservation segment on net sales and income from operations for each prior interim periods of the current fiscal year as follows (in thousands):

For the Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Restated
Net sales	$53,880	$3,994	$57,874
Income from operations	$4,313	$3,994	$8,307

For the Three Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Restated
Net sales	$62,127	$2,639	$64,766
Income from operations	$7,657	$2,639	$10,296

For the Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Restated
Net sales	$116,007	$6,633	$122,640
Income from operations	$11,970	$6,633	$18,603

There were no adjustments made to retained earnings at the beginning of 2016 as the effects of the adjusted amounts were to interim periods during the current fiscal year ending December 31, 2016.

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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance on eight specific cash flow issues to reduce diversity in reporting. This Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-15 and have not yet determined its impact on our consolidated financial statements.

3. ACCOUNTS RECEIVABLE, NET
Accounts receivable consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Trade accounts receivable	$99,877	$102,277
Contract receivables:
Amounts billed	46,414	53,830
Costs in excess of billings	13,544	13,730
Total contract receivables	59,958	67,560
Total accounts receivable	159,835	169,837
Less allowance for doubtful accounts	(4,401)	(4,868)
Accounts receivable	$155,434	$164,969
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

4. INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw material	$42,587	$47,117
Work-in-process	11,757	16,238
Finished goods	38,434	43,703
Total inventories	$92,778	$107,058

5. ACQUISITIONS
On June 9, 2015, the Company acquired all of the outstanding stock of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI". RBI has established itself during the past seven years among North America's fastest-growing providers of racking and mounting systems for solar energy installations and is among the largest commercial greenhouse manufacturers in North America.
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

The acquisition was financed through cash on hand and borrowings under the Company's revolving credit facility. The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general and administrative expenses in the consolidated statement of operations. The Company also recognized acquisition-related costs relating to the step-up of inventory to fair value which was a portion of the purchase price allocation of this acquisition.

The acquisition-related costs consisted of the following for the three months and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Selling, general and administrative costs	$209	$1,159
Cost of sales	$172	$230
Total acquisition related costs	$381	$1,389

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Net sales	$304,994	$845,538
Net income	$15,391	$33,617
Net income per share - Basic	$0.49	$1.08
Net income per share - Diluted	$0.49	$1.07

6. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy & Conservation	Total
Balance at December 31, 2015	$181,285	$53,704	$57,401	$292,390
Foreign currency translation	—	298	2,170	2,468
Balance at September 30, 2016	$181,285	$54,002	$59,571	$294,858
The goodwill balances as of September 30, 2016 and December 31, 2015 are net of accumulated impairment losses of $234,490,000.
Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$50,827	$—	$50,538	$—	Indefinite
Finite-lived intangible assets:
Trademarks	5,828	2,278	5,861	1,884	5 to 15 Years
Unpatented technology	25,663	9,590	28,072	10,656	5 to 20 Years
Customer relationships	79,156	32,322	85,419	35,673	5 to 17 Years
Non-compete agreements	1,649	545	3,107	1,771	4 to 10 Years
Backlog	—	—	6,480	6,480	0.5 to 2 Years
	112,296	44,735	128,939	56,464
Total acquired intangible assets	$163,123	$44,735	$179,477	$56,464
The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense	$2,159	$4,783	$6,541	$8,794

Amortization expense related to acquired intangible assets for the remainder of fiscal 2016 and the next five years thereafter is estimated as follows (in thousands):

2016	$2,157
2017	$8,366
2018	$7,811
2019	$7,127
2020	$6,613
2021	$6,011

7. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	2,800	3,200
Less unamortized debt issuance costs	(3,359)	(3,918)
Total debt	209,441	209,282
Less current maturities	400	400
Total long-term debt	$209,041	$208,882
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
Standby letters of credit of $12,531,000 have been issued under the Senior Credit Agreement on behalf of the Company as of September 30, 2016. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of September 30, 2016, the Company had $287,469,000 of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at September 30, 2016 and December 31, 2015.
On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021.The proceeds were used to purchase and discharge the Company's obligations under the then outstanding $204 million of 8% Senior Subordinated Notes during the first quarter of 2013.

8. RELATED PARTY TRANSACTIONS
An officer of one of the Company's operating segments is the owner of certain real estate properties leased for manufacturing and distribution purposes by that operating segment. The leases are in effect until June 2018 and June 2020. For the three and nine months ended September 30, 2016 and 2015, the Company incurred the following lease expense for these properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$227,000	$217,000	$679,000	$289,000

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(12,793)	$118	$(4,251)	$(16,926)	$(1,510)	$(15,416)
Minimum pension and post retirement health care plan adjustments	—	57	184	241	68	173
Foreign currency translation adjustment	10,638	—	—	10,638	—	10,638
Balance at September 30, 2016	$(2,155)	$175	$(4,067)	$(6,047)	$(1,442)	$(4,605)
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

10. EQUITY-BASED COMPENSATION
On May 6, 2016, the shareholders of the Company authorized the Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors ("Non-Employee Directors Plan"). The Non-Employee Directors Plan is a compensation plan that allows the Company to grant awards of shares of the Company's common stock to non-employee Directors of the Company. In connection with the Non-Employee Directors Plan, the Company adopted a new stock deferral plan, the Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan ("Deferral Plan"). The Deferral Plan permits non-employee Directors of the Company to defer receipt of shares of common stock which the non-employee Director is entitled to receive pursuant to the terms of the Non-Employee Directors Plan.
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
Equity Based Awards - Settled in Stock
The following table provides the number of stock unit awards granted which will convert to shares upon vesting as well as restricted shares issued during the nine months ended September 30, along with the weighted average grant date fair values:

	2016		2015
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Deferred stock units	11,945	$29.30	—	$—
Restricted shares	3,185	$29.30	21,318	$17.48
Restricted stock units	139,982	$25.15	174,919	$16.13
Performance stock units	—	$—	321,714	$18.46
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
The following table summarizes the compensation expense recognized for the PSUs which will convert to cash for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Performance stock unit compensation expense	$4,148	$1,552	$7,889	$3,665
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

	2016	2015
Restricted stock units credited	192,380	91,873
Share-based liabilities paid (in $1000s)	$2,753	$1,686

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
As of September 30, 2016, we do not currently hold any derivatives classified as hedging instruments and qualifying for hedge accounting.
Derivatives not designated as hedging instruments
To minimize foreign currency exposure, the Company had foreign currency forwards with notional amounts of $1,000,000 at September 30, 2016. These derivative instruments mature in March 2017. No foreign currency or commodity options were outstanding at September 30, 2016.
Commodity options, foreign exchange forwards and forward exchange options are recorded in the consolidated balance sheet at fair value and the resulting gains or losses are recorded to other income in the consolidated statement of operations. The (gains) losses recognized for the three and nine months ended September 30, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2016	2015	2016	2015
Commodity options	$—	$37	$—	$392
Foreign exchange forwards	—	114	(14)	208
Foreign exchange options	—	(2,643)	—	(5,460)
Total non-designated derivative realized (gain) loss, net	$—	$(2,492)	$(14)	$(4,860)
Summary of Derivatives
Derivatives consist of the following (in thousands):

		September 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments	Classification	Fair Value	Fair Value
Foreign exchange options	Other current assets	$—	$1,792

Foreign exchange forwards	Other current assets	$1	$—
Foreign exchange forwards	Accrued expenses	$—	$14

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
The following table presents the fair values and classification of our financial assets (liabilities) measured on a recurring basis, all of which are classified as Level 2 (in thousands):

	Classification	September 30, 2016	December 31, 2015
Foreign currency exchange options	Other current assets	$—	$1,792
Foreign currency exchange forwards	Other current assets	$1	$—
Foreign currency exchange forwards	Accrued expenses	$—	$14
The Company’s only other financial instrument for which the carrying value differs from its fair value is long-term debt. At September 30, 2016 and December 31, 2015, the fair value of outstanding debt net of unamortized debt issuance costs was $221,410,000 and $217,925,000, respectively, compared to its carrying value of $209,441,000 and $209,282,000, respectively.  The fair value of the Company’s Senior Subordinated 6.25% Notes is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices adjusted for unamortized debt issuance costs.

13. DIVESTITURE
In connection with the Company's strategy to drive transformational change in its portfolio and financial results, management continually evaluates all aspects of our current portfolio for future profitable growth and greater shareholder returns. As a result of this strategy, the Company sold its European industrial manufacturing business to a third party for cash of $9.1 million ($8.3 million proceeds, net of transaction costs of $0.8 million) on April 15, 2016. The sale of this business resulted in a loss before taxes of $8.8 million which is presented within other expense (income) in the consolidated Statement of Operations. As noted in the Income Taxes footnote, the Company recorded a discrete tax benefit of $11.5 million related to the sale, resulting in an after tax gain on sale of $2.7 million. This divestiture does not meet the criteria to be reported as a discontinued operation as it does not represent a strategic shift that has or will have a major effect on the Company's operations. Therefore, prior period results of continuing operations have not been restated to exclude the impact of the divested business's financial results. This business, which supplied expanded metal product for filtration, security perimeters and other applications, contributed $36 million in revenue to the Company's Industrial & Infrastructure Products segment for full year 2015 and had nearly break-even operating results.

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
A result of this initiative was the identification of low-volume, internally-produced products which have been or will be outsourced or discontinued. During the nine months ended September 30, 2016, charges resulted from this identification which relate to the write-down of inventory and impairment of machinery and equipment associated with either discontinued product lines or the reduction of manufactured goods offered within a product line. These assets were written down to their sale or scrap value, and were subsequently sold or disposed of. Exit activity costs were also incurred during the nine months ended September 30, 2016 which relate to contract termination costs, severance costs, and other moving and closing costs. These costs were the result of the closing and consolidation of facilities, relocation of inventory and equipment at those facilities and the reduction of workforce associated with the discontinued products and closed facilities.
During the nine months ended September 30, 2015, the Company closed three facilities and eliminated three product lines which resulted in asset impairment charges. In addition, the Company sold and leased back a fourth facility, which resulted in a gain.
The following tables set forth the asset impairment charges, exit activity costs and gain on facilities sold in conjunction with these efforts, incurred by segment during the three and nine months ended September 30, related to the restructuring activities described above (in thousands):

	Three Months Ended September 30,
	2016			2015
	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total
Residential Products	$373	$207	$580	$502	$255	$757
Industrial & Infrastructure Products	2,429	756	3,185	—	8	8
Total exit activity costs & asset impairments	$2,802	$963	$3,765	$502	$263	$765

	Nine Months Ended September 30,
	2016			2015
	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Gain on sale leaseback	Total
Residential Products	$1,179	$677	$1,856	$3,247	$980	$(6,799)	$(2,572)
Industrial & Infrastructure Products	2,697	2,019	4,716	—	49	—	49
Total exit activity costs & asset impairments	$3,876	$2,696	$6,572	$3,247	$1,029	$(6,799)	$(2,523)

The following table provides a summary of where the asset impairments and exit activity costs (gains) were recorded in the statement of operations for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$3,433	$666	$5,111	$4,027
Selling, general, and administrative expense	332	99	1,461	(6,550)
Net asset impairment and exit activity charges (gains)	$3,765	$765	$6,572	$(2,523)

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2016	2015
Balance at January 1	$603	$575
Exit activity costs recognized	2,696	1,029
Cash payments	(2,182)	(1,083)
Balance at September 30	$1,117	$521
15. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations for the three and nine months ended September 30, and the applicable effective tax rates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Provision for income taxes	$8,952	$7,664	$12,131	$13,158
Effective tax rate	39.4%	36.0%	22.7%	36.1%
The effective tax rate for the three months ended September 30, 2016 exceeded the U.S. federal statutory rate of 35% due to state taxes and unfavorable discrete items. The effective tax rate for the nine months ended September 30, 2016 was less than the U.S. federal statutory rate of 35% due to deductible permanent differences and favorable discrete items offset by state taxes. The aforementioned favorable discrete items were primarily comprised of the $11.5 million benefit recorded by the Company related to the worthless stock deduction and an associated bad debt deduction of inter-company debt resulting from the sale of its European industrial manufacturing business to a third party.
The effective tax rate for the three and nine months ended September 30, 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by favorable permanent differences and favorable discrete items.

16. EARNINGS PER SHARE
Basic earnings and diluted weighted-average shares outstanding are as follows for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$13,786	$13,632	$41,427	$23,256
Loss from discontinued operations	—	—	—	(28)
Net income available to common shareholders	$13,786	$13,632	$41,427	$23,228
Denominator for basic earnings per share:
Weighted average shares outstanding	31,579	31,242	31,493	31,214
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,579	31,242	31,493	31,214
Common stock options and restricted stock	597	316	512	265
Weighted average shares and conversions	$32,176	$31,558	$32,005	$31,479

The weighted average number of diluted shares does not include potential anti-dilutive common shares aggregating 621,000 and 759,000 for the three months ended September 30, 2016 and 2015, respectively, and 690,000 and 567,000 for the nine months ended September 30, 2016 and 2015, respectively.

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
In determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.
The following table sets forth the reconciliation of sales to earnings before income taxes by segment for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales:
Residential Products	$117,957	$126,995	$338,069	$368,459
Industrial and Infrastructure Products	73,193	96,636	234,590	292,821
Less: Intersegment sales	(424)	(286)	(1,164)	(1,233)
	72,769	96,350	233,426	291,588
Renewable Energy and Conservation	82,008	81,649	204,648	98,733
Total consolidated net sales	$272,734	$304,994	$776,143	$758,780

Income from operations:
Residential Products	$19,407	$15,879	$52,363	$39,922
Industrial and Infrastructure Products	1,913	8,083	11,429	15,445
Renewable Energy and Conservation	16,366	5,017	34,969	6,016
Unallocated Corporate Expenses	(11,323)	(5,585)	(26,381)	(17,818)
Total income from operations	$26,363	$23,394	$72,380	$43,565

18. SUBSEQUENT EVENT
On October 11, 2016, the Company acquired all of the outstanding stock of Nexus Corporation (Nexus) for $25,000,000, subject to a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. Nexus is a leading provider of commercial-scale greenhouses to customers in the United States. The acquisition of Nexus was financed through cash on hand. The results of operation of Nexus will be included within the Renewable Energy and Conservation segment of the Company's consolidated financial statements from the date of acquisition.
The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is not presented herein as the Company has not completed the consolidation and purchase accounting related to the acquisition of Nexus. This information will be provided in the consolidated financial statements for the year ended December 31, 2016. The results of operation of Nexus will be included within the Renewable Energy and Conservation segment of the Company's consolidated financial statements from the date of acquisition.

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$265,657	$15,799	$(8,722)	$272,734
Cost of sales	—	202,199	11,721	(9,073)	204,847
Gross profit	—	63,458	4,078	351	67,887
Selling, general, and administrative expense	94	38,664	2,766	—	41,524
(Loss) income from operations	(94)	24,794	1,312	351	26,363
Interest expense (income)	3,403	241	(19)	—	3,625
Other expense (income)	230	(135)	(95)	—	—
(Loss) income before taxes	(3,727)	24,688	1,426	351	22,738
(Benefit of) provision for income taxes	(1,416)	10,804	(436)	—	8,952
(Loss) income from continuing operations	(2,311)	13,884	1,862	351	13,786
Equity in earnings from subsidiaries	15,746	1,862	—	(17,608)	—
Net income	$13,435	$15,746	$1,862	$(17,257)	$13,786

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$280,828	$34,565	$(10,399)	$304,994
Cost of sales	—	223,694	28,432	(8,528)	243,598
Gross profit	—	57,134	6,133	(1,871)	61,396
Selling, general, and administrative expense	30	33,392	4,580	—	38,002
(Loss) income from operations	(30)	23,742	1,553	(1,871)	23,394
Interest expense (income)	3,403	494	(19)	—	3,878
Other expense (income)	16	(1,597)	(199)	—	(1,780)
(Loss) income before taxes	(3,449)	24,845	1,771	(1,871)	21,296
(Benefit of) provision for income taxes	(1,210)	8,514	360	—	7,664
(Loss) income from continuing operations	(2,239)	16,331	1,411	(1,871)	13,632
Equity in earnings from subsidiaries	17,742	1,411	—	(19,153)	—
Net income	$15,503	$17,742	$1,411	$(21,024)	$13,632

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$728,782	$63,014	$(15,653)	$776,143
Cost of sales	—	551,195	49,436	(15,368)	585,263
Gross profit	—	177,587	13,578	(285)	190,880
Selling, general, and administrative expense	14,268	100,101	4,131	—	118,500
(Loss) income from operations	(14,268)	77,486	9,447	(285)	72,380
Interest expense (income)	10,207	836	(61)	—	10,982
Other expense (income)	8,717	(14)	(863)	—	7,840
(Loss) income before taxes	(33,192)	76,664	10,371	(285)	53,558
(Benefit of) provision for income taxes	(10,898)	22,189	840	—	12,131
(Loss) income from continuing operations	(22,294)	54,475	9,531	(285)	41,427
Equity in earnings from subsidiaries	64,006	9,531	—	(73,537)	—
Net income	$41,712	$64,006	$9,531	$(73,822)	$41,427

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$13,435	$15,746	$1,862	$(17,257)	$13,786
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(193)	—	(193)
Adjustment to retirement benefit liability, net of tax	—	61	—	—	61
Adjustment to post-retirement health care liability, net of tax	—	38	—	—	38
Other comprehensive income (loss)	—	99	(193)	—	(94)
Total comprehensive income	$13,435	$15,845	$1,669	$(17,257)	$13,692

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$15,503	$17,742	$1,411	$(21,024)	$13,632
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(3,005)	—	(3,005)
Adjustment to retirement benefit liability, net of tax	—	3	—	—	3
Adjustment to post-retirement health care liability, net of tax	—	36	—	—	36
Other comprehensive income (loss)	—	39	(3,005)	—	(2,966)
Total comprehensive income (loss)	$15,503	$17,781	$(1,594)	$(21,024)	$10,666

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$41,712	$64,006	$9,531	$(73,822)	$41,427
Other comprehensive income:
Foreign currency translation adjustment	—	—	10,638	—	10,638
Adjustment to retirement benefit liability, net of tax	—	59	—	—	59
Adjustment to post-retirement health care liability, net of tax	—	114	—	—	114
Other comprehensive income	—	173	10,638	—	10,811
Total comprehensive income	$41,712	$64,179	$20,169	$(73,822)	$52,238

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$149,784	$23,278	$—	$173,062
Accounts receivable, net	—	146,258	9,176	—	155,434
Intercompany balances	8,234	(2,212)	(6,022)	—	—
Inventories	—	87,296	5,482	—	92,778
Other current assets	12,808	(8,672)	5,761	—	9,897
Total current assets	21,042	372,454	37,675	—	431,171
Property, plant, and equipment, net	—	100,968	5,347	—	106,315
Goodwill	—	270,017	24,841	—	294,858
Acquired intangibles	—	106,097	12,291	—	118,388
Other assets	—	4,100	—	—	4,100
Investment in subsidiaries	660,635	64,525	—	(725,160)	—
	$681,677	$918,161	$80,154	$(725,160)	$954,832
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$84,040	$3,455	$—	$87,495
Accrued expenses	4,116	55,455	3,540	—	63,111
Billings in excess of cost	—	21,758	4,268		26,026
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	4,116	161,653	11,263	—	177,032
Long-term debt	207,916	1,125	—	—	209,041
Deferred income taxes	—	39,000	4,366	—	43,366
Other non-current liabilities	—	55,748	—	—	55,748
Shareholders’ equity	469,645	660,635	64,525	(725,160)	469,645
	$681,677	$918,161	$80,154	$(725,160)	$954,832

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(34,186)	$118,849	$16,582	$—	$101,245
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(2,314)	—	—	(2,314)
Net proceeds from sale of property and equipment	—	220	29	—	249
Purchases of property, plant, and equipment	—	(7,177)	(423)	—	(7,600)
Net proceeds from sale of business	—	—	8,250	—	8,250
Other, net	—	1,118	—	—	1,118
Net cash (used in) provided by investing activities	—	(8,153)	7,856	—	(297)
Cash Flows from Financing Activities
Long-term debt payments	—	(400)	—	—	(400)
Payment of debt issuance costs	—	(54)	—	—	(54)
Purchase of treasury stock at market prices	(1,178)	—	—	—	(1,178)
Net proceeds from issuance of common stock	2,892	—	—	—	2,892
Intercompany financing	31,531	(55)	(31,476)	—	—
Excess tax benefit from stock compensation	941	—	—	—	941
Net cash provided by (used in) financing activities	34,186	(509)	(31,476)	—	2,201
Effect of exchange rate changes on cash	—	—	1,055	—	1,055
Net increase (decrease) in cash and cash equivalents	—	110,187	(5,983)	—	104,204
Cash and cash equivalents at beginning of year	—	39,597	29,261	—	68,858
Cash and cash equivalents at end of period	$—	$149,784	$23,278	$—	$173,062

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(13,231)	$52,060	$5,659	$—	$44,488
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(6,458)	(364)	—	(6,822)
Cash paid for acquisitions	—	(113,828)	(26,792)	—	(140,620)
Other, net	—	1,154	—	—	1,154
Net proceeds from sale of property and equipment	—	26,392	—	—	26,392
Net cash used in investing activities	—	(92,740)	(27,156)	—	(119,896)
Cash Flows from Financing Activities
Long-term debt payments	—	(47,592)	—	—	(47,592)
Proceeds from long-term debt	—	58,192	—	—	58,192
Purchase of treasury stock at market prices	(568)	—	—	—	(568)
Net proceeds from issuance of common stock	237	—	—	—	237
Intercompany financing	13,562	(42,500)	28,938	—	—
Net cash provided by (used in) financing activities	13,231	(31,900)	28,938	—	10,269
Effect of exchange rate changes on cash	—	—	(2,140)	—	(2,140)
Net (decrease) increase in cash and cash equivalents	—	(72,580)	5,301	—	(67,279)
Cash and cash equivalents at beginning of year	—	91,466	19,144	—	110,610
Cash and cash equivalents at end of period	$—	$18,886	$24,445	$—	$43,331

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
Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and distributor of building products for industrial, transportation infrastructure, residential housing, renewable energy and resource conservation markets. Beginning in mid-2014, at the direction of new executive leadership, the Company began a re-examination of its operations, competitive advantages, and strategies, all focused on re-setting a business strategy that would significantly elevate and accelerate the growth and financial returns of the Company. The new strategy, completed in late 2014, is targeted at delivering best-in-class, sustainable value creation for our shareholders for the long-term. This strategy is intended to drive a transformational change in the Company’s portfolio and its financial results. It has four key elements which are: operational excellence, product innovation, portfolio management, and acquisitions as a strategic accelerator.

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
Product innovation is our second strategic pillar. Innovation is centered on the allocation of new and existing resources to opportunities that drive sustainable returns. We are focused on those products and technologies that have relevance to the end-user and can be differentiated from our competition. Our focus on innovation is centered on four markets: postal and parcel products, residential air management, infrastructure and renewable energy. These respective markets are expected to grow based on demand for centralized mail and parcel delivery systems and zero carbon footprint homes; the need for repairs to elevated bridges that are deficient or functionally obsolete; and energy sources not dependent on fossil fuels.
The third pillar of our strategy is portfolio management, which is a natural adjunct to the 80/20 initiative. Using the 80/20 process, we continually evaluate all aspects of our current portfolio for future profitable growth and greater shareholder return which will lead to consideration of any necessary refinements. The sale of our European industrial manufacturing business on April, 15, 2016, was a direct result of our evaluation of this third pillar.

The fourth pillar of our strategy is acquisitions. We are focused on making strategic acquisitions in five key markets, four of which are served by existing platforms within the Company. The existing platforms include the same areas in which we are targeting the development of innovative products: postal and parcel solutions, infrastructure, residential air management and renewable energy. The remaining new platform is water management and conservation. What these platforms have in common is that they are all large markets in which the underlying trends for customer convenience and safety, energy-savings and resource conservation are of increasing importance and are expected to drive long-term demand. These markets also offer the opportunity for higher returns on our investments than those we have generated in the past. The acquisitions of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015 and more recently, the Nexus Corporation on October 11, 2016 were the direct result of this fourth pillar.
On June 9, 2015, the Company acquired RBI for approximately $148 million. RBI is one of the largest manufacturers of commercial greenhouses in North America and has also established itself among North America’s fastest-growing providers of solar racking solutions. RBI designs and manufactures greenhouses for commercial, institutional and retail customers. In solar racking, RBI is a full service provider that engineers, manufactures and installs solar racking systems for utilities and solar park developers. RBI also sells solar racking for residential rooftops. The acquisition of RBI has enabled the Company to leverage its expertise in structural metals manufacturing and materials sourcing to help meet the fast-growing global demand for solar racking solutions. The results of RBI have been included in the Company’s consolidated financial results since the date of the acquisition. The acquisition was financed through cash on hand and borrowings under our revolving credit facility.

On October 11, 2016, the Company acquired all of the outstanding stock of Nexus Corporation (Nexus) for $25 million subject to a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The acquisition was financed through cash on hand. Nexus is a leading provider of commercial-scale greenhouses to customers in the United States and is expected to generate revenues of $30 million in its fiscal year ending December 31, 2016. The results of operation of Nexus will be included within the Renewable Energy and Conservation segment of the Company's consolidated financial statements from the date of acquisition.

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

The Company serves customers primarily throughout North America, and to a lesser extent, Europe and Asia. Our customers include major home improvement retailers, wholesalers, industrial distributors, contractors, solar developers and institutional and commercial growers of plants. As of September 30, 2016, we operated 43 facilities in 17 states, Canada, Germany, China, and Japan giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the European and Asian markets.
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
The end markets our segments serve, which consist of residential housing, industrial manufacturing, transportation infrastructure, and renewable energy and conservation, are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, credit availability, commodity costs, demand for residential construction, governmental policies and funding, tax policies and the level of non-residential construction and infrastructure projects. As a result of the Company's re-examination of its operations and re-setting of its business strategy noted above, we believe we are prepared to respond timely to changes in these factors. We have and expect to continue to restructure our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. Additionally, we believe our four-pillar strategy described above has enabled us to better react to fluctuations in commodity costs and customer demand, and has helped in improving margins. We have used the improved cash flows generated by these initiatives to maintain low levels of debt, improve our liquidity position, and invest in growth initiatives. Overall, we are striving to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns.
Results of Operations
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the three months ended September 30, (in thousands):

	2016		2015
Net sales	$272,734	100.0%	$304,994	100.0%
Cost of sales	204,847	75.1%	243,598	79.9%
Gross profit	67,887	24.9%	61,396	20.1%
Selling, general, and administrative expense	41,524	15.2%	38,002	12.4%
Income from operations	26,363	9.7%	23,394	7.7%
Interest expense	3,625	1.4%	3,878	1.3%
Other income	—	0.0%	(1,780)	(0.6)%
Income before taxes	22,738	8.3%	21,296	7.0%
Provision for income taxes	8,952	3.2%	7,664	2.5%
Net income	$13,786	5.1%	$13,632	4.5%
The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

				Change due to
	2016	2015	Total Change	Divestiture	Operations
Net sales:
Residential Products	$117,957	$126,995	$(9,038)	$—	$(9,038)
Industrial and Infrastructure Products	73,193	96,636	(23,443)	(9,025)	(14,418)
Less: Intersegment sales	(424)	(286)	(138)	—	(138)
	72,769	96,350	(23,581)	(9,025)	(14,556)
Renewable Energy and Conservation	82,008	81,649	359	—	359
Consolidated	$272,734	$304,994	$(32,260)	$(9,025)	$(23,235)

Consolidated net sales decreased by $32.3 million, or 10.6%, to $272.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily the result of a 8.7% decrease in volume in our Residential Products and Industrial & Infrastructure segments, along with the effects of the divestiture of our European industrial manufacturing business in April 2016. These decreases were partially offset by favorable foreign currency fluctuations and a combined 0.3% increase in pricing to customers.
Net sales in our Residential Products segment decreased 7.1%, or $9.0 million to $118.0 million for the three months ended September 30, 2016 compared to $127.0 million in the three months ended September 30, 2015. The decrease was a result of a 10.8% decrease in volume, partially offset by a 2.0% increase in pricing to customers and foreign currency fluctuations which contributed an increase of $2.0 million to net sales. The net sales volume decrease was primarily due to a decline in demand for our postal and parcel storage products, reflecting the completion of a contract for cluster mailboxes at the end of 2015, along with a modest decrease in demand for our roofing-related ventilation and rain dispersion products.
Net sales in our Industrial and Infrastructure Products segment decreased 24.5%, or $23.6 million to $72.8 million for the three months ended September 30, 2016 compared to $96.4 million for the three months ended September 30, 2015. The decrease in net sales was the combined result of the divestiture of our European industrial manufacturing business affecting 9.4% of sales, lower shipment volume of 13.6%, and a 1.7% decrease in pricing to customers, as compared to the same period in the prior year. This segment's volume was primarily impacted by lower demand for our industrial products from domestic energy-related end markets, that have been affected by reduced oil and other commodities prices.
Net sales in our Renewable Energy and Conservation segment were essentially unchanged from the comparable time period last year. The third quarter 2015 benefited from increased sales activity as developers pushed to complete new solar installations to qualify for the federal investment tax credit of 30%. However, for the current quarter, our newest segment continues to perform as expected. While we have been more selective with the projects pursued to date in 2016 which align with our operational excellence initiatives, our back log of jobs scheduled for installation and incoming order rates are higher at September 30, 2016 as compared to the prior year quarter.
Our consolidated gross margin increased to 24.9% for the three months ended September 30, 2016 compared to 20.1% for the three months ended September 30, 2015.
Within our Residential Products segment, both gross profit and gross margin, as a percentage of sales, increased as compared to the prior year quarter. This segment benefited from operational efficiencies, an improved alignment of material costs to customer selling prices and contributions from our 80/20 initiatives to simplify our business processes and product lines. Favorable currency fluctuations also contributed to the margin increase. Decreased volume from our postal products partially offset these increases.
In our Industrial and Infrastructure Products segment, both gross profit and gross margin, as a percentage of sales, decreased as compared to the prior year quarter largely a result of lower volumes in industrial products, a decrease in pricing offered to customers and the disposition of our European industrial manufacturing business. The margin decrease was partially offset by manufacturing efficiencies, our company-wide 80/20 initiatives and better alignment of material costs to customer selling prices.
Both gross profit and gross margin, as a percentage of sales, in our Renewable Energy and Conservation segment increased compared to the prior year quarter. The increase results from the execution of operational efficiencies in the segment, including rising synergies from raw material sourcing, freight management, and strategic make-versus-buy decisions.
Selling, general, and administrative (SG&A) expenses increased by $3.5 million, or 9.2%, to $41.5 million for the three months ended September 30, 2016 from $38.0 million for the three months ended September 30, 2015. The $3.5 million increase was primarily due to an increase in performance-based compensation expense, the result of two key performance metrics. One metric is improved operating results which is measured by the Company's increased earnings per share and return on invested capital year over year. The other metric is the higher price of the Company's shares which increased as compared to the third quarter of 2015. SG&A expenses as a percentage of net sales increased to 15.2% in the three months ended September 30, 2016 compared to 12.4% in the three months ended September 30, 2015.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

						Change due to
	2016		2015		Total Change	Foreign Currency	Operations
Income (loss) from operations:
Residential Products	$19,407	16.5%	$15,879	12.5%	$3,528	$2,049	$1,479
Industrial and Infrastructure Products	1,913	2.6%	8,083	8.4%	(6,170)	—	(6,170)
Renewable Energy and Conservation	16,366	20.0%	5,017	6.1%	11,349	—	11,349
Unallocated Corporate Expenses	(11,323)	(4.2)%	(5,585)	(1.8)%	(5,738)	—	(5,738)
Consolidated income from operations	$26,363	9.7%	$23,394	7.7%	$2,969	$2,049	$920

Our Residential Products segment generated an operating margin of 16.5% during the three months ended September 30, 2016 compared to 12.5% during the three months ended September 30, 2015. The increase of $3.5 million of operating profit is due to the benefits of improved operational efficiencies and contributions from the 80/20 simplification initiative, along with favorable effects of currency fluctuations of $2.0 million. Partially offsetting these increases was the impact of lower sales volumes primarily from postal products during the current year quarter.

Our Industrial and Infrastructure Products segment generated an operating margin of 2.6% during the three months ended September 30, 2016 compared to 8.4% during the three months ended September 30, 2015. The decrease was largely a result of lower shipment volumes in industrial products, and a decrease in pricing offered to customers. The margin decrease was partially offset by the benefits from improved management of raw material costs along with effects of manufacturing efficiencies resulting from the 80/20 simplification.

The Renewable Energy and Conservation segment generated an operating margin of 20.0% in the current year quarter compared to 6.1% in the prior year quarter. The increase results from the execution of operational efficiencies in the segment, including rising synergies from raw material sourcing, freight management, and strategic make-versus-buy decisions.
Unallocated corporate expenses increased $5.7 million from $5.6 million during the three months ended September 30, 2015 to $11.3 million during the three months ended September 30, 2016. The increase was due, in part. to a $3.2 million increase in performance-based compensation expense, the result of two key performance metrics. One metric is improved operating results which is measured by the Company's increased earnings per share and return on invested capital year over year. The other metric is the higher price of the Company's shares which increased as compared to the third quarter of 2015. Senior leadership and management transition costs of $1.5 million recorded during the third quarter of 2016 also contributed to the increase over the comparable period for 2015.
Other income, net of other expense for the three months ended September 30, 2016 was negligible. The Company recorded other income of $1.8 million for the three months ended September 30, 2015. The prior year non-operating income was primarily comprised of net gains on derivative contracts for hedges on foreign currencies and select raw materials related to transactions with our Residential Products segment, offset by foreign currency fluctuations.
Interest expense decreased by $0.3 million to $3.6 million for the three months ended September 30, 2016 compared to $3.9 million for the three months ended September 30, 2015. The three months ended September 30, 2015 included interest expense relating to funds borrowed on the revolving credit facility in June 2015 to help finance the acquisition of RBI. No amounts were outstanding on our revolving credit facility at September 30, 2016.
We recognized a provision for income taxes of $9.0 million and $7.7 million, with effective tax rates of 39.4% and 36.0% for the three months ended September 30, 2016, and 2015, respectively. The effective tax rate for the third quarter of 2016 exceeded the U.S. federal statutory rate of 35% due to state taxes and unfavorable discrete items. The effective tax rate for the third quarter of 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by favorable permanent differences and favorable discrete items.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the nine months ended September 30, (in thousands):

	2016		2015
Net sales	$776,143	100.0%	$758,780	100.0%
Cost of sales	585,263	75.4%	623,350	82.2%
Gross profit	190,880	24.6%	135,430	17.8%
Selling, general, and administrative expense	118,500	15.3%	91,865	12.1%
Income from operations	72,380	9.3%	43,565	5.7%
Interest expense	10,982	1.4%	11,389	1.5%
Other expense (income)	7,840	1.0%	(4,238)	(0.6)%
Income before taxes	53,558	6.9%	36,414	4.8%
Provision for income taxes	12,131	1.6%	13,158	1.7%
Income from continuing operations	41,427	5.3%	23,256	3.1%
Loss from discontinued operations	—	0.0%	(28)	0.0%
Net income	$41,427	5.3%	$23,228	3.1%
The following table sets forth the Company’s net sales by reportable segment, for the nine months ended September 30, (in thousands):

				Change due to
	2016	2015	Total Change	Foreign Currency	Acquisition/(Divestiture)	Operations
Net sales:
Residential Products	$338,069	$368,459	$(30,390)	$5,496	$—	$(35,886)
Industrial and Infrastructure Products	234,590	292,821	(58,231)	(1,762)	(18,369)	(38,100)
Less: Intersegment sales	(1,164)	(1,233)	69	—	—	69
	233,426	291,588	(58,162)	(1,762)	(18,369)	(38,031)
Renewable Energy and Conservation	204,648	98,733	105,915	—	98,923	6,992
Consolidated	$776,143	$758,780	$17,363	$3,734	$80,554	$(66,925)

Consolidated net sales increased by $17.4 million, or 2.3%, to $776.1 million for the nine months ended September 30, 2016 compared to the prior year period. The increase was primarily the result of incremental sales generated from our Renewable Energy and Conservation segment, which contains the results of RBI acquired in June 2015. Favorable foreign currency fluctuations of $3.7 million also contributed to the increase. These increases were partially offset by the divestiture of our European industrial manufacturing business in April 2016 resulting in a reduction in sales of $18.4 million, along with a combined 8.0% decrease in volume and a combined 1.0% decrease in pricing to customers in both our Residential Products and Industrial & Infrastructure segments.
Net sales in our Residential Products segment decreased 8.3%, or $30.4 million to $338.1 million for the nine months ended September 30, 2016 compared to last year. The decrease was primarily the result of a $40.2 million, or 10.9%, decline in volume for our postal and parcel storage products related to the completion of a contract for cluster mailboxes at the end of 2015. This decrease was partially offset by an increase in volume of 0.4% for our other residential product offerings along with foreign currency fluctuations which contributed an increase of $5.5 million to net sales.
Net sales in our Industrial and Infrastructure Products segment decreased 20.0%, or $58.2 million to $233.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in net sales was the combined result of the divestiture of our European industrial manufacturing business which previously contributed 6.3% of sales, lower shipment volume of 9.9%, and a 3.6% decrease in pricing to customers, as compared to the same period in 2015. This segment was primarily impacted by lower demand for our industrial products from domestic energy-related end markets, that have been depressed by reduced oil and other commodities prices.

Net sales in our Renewable Energy and Conservation segment increased 107.3%, or $105.9 million to $204.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in 2016 was due to the benefit of incremental sales compared to the prior year period in which RBI was acquired in June 2015.
Our consolidated gross margin increased to 24.6% for the nine months ended September 30, 2016, compared to 17.8% for the nine months ended September 30, 2015. Our consolidated gross profit also increased for the comparable period.
Within our Residential Products segment, both gross profit and gross margin, as a percentage of sales, increased as compared to the prior year period, despite decreased volume from our postal products. This segment benefited from operational efficiencies, an improved alignment of material costs to customer selling prices and contributions from our 80/20 initiatives to simplify our business processes and product lines. Favorable currency fluctuations, as compared to the same period in the prior year also contributed to the margin increase.
In our Industrial and Infrastructure Products segment, while gross profit decreased, gross margin, as a percentage of sales, increased as compared to the prior year quarter. The profit decrease was due to a decrease in sales volumes in industrial products, the effects of the disposition of our European industrial manufacturing business, decrease in pricing offered to customers. along with currency fluctuations. The margin increase was largely the result of manufacturing efficiencies, our 80/20 initiatives and a favorable alignment of material costs to customer selling prices.
Both gross profit and gross margin, as a percentage of sales, in our Renewable Energy and Conservation segment increased compared to the prior year quarter. The increase largely results from the benefit of incremental revenues earned in the current year as compared to the prior year in which RBI was acquired in June 2015. The execution of operational efficiencies in the segment, including rising synergies from raw material sourcing, freight management, and strategic make-versus-buy decisions also contributed to the increase in margin.
SG&A expenses increased by $26.6 million, or 29.0%, to $118.5 million for the nine months ended September 30, 2016, from $91.9 million for the nine months ended September 30, 2015. The $26.6 million increase was largely the result of $15.8 million of incremental SG&A expense recorded year over year at RBI, acquired in June 2015, $8.8 million of higher performance-based compensation costs, along with the benefit of a $6.8 million gain on the sale leaseback of one of our facilities recorded during 2015. These increases were partially offset by acquisition related costs of $4.5 million recorded during the nine months ended September 30, 2015. The higher performance-based compensation costs are the result of two key performance metrics. One metric is improved operating results which is measured by the Company's increased earnings per share and return on invested capital year over year. The other metric is the higher price of the Company's shares which increased as compared to 2015. As a percentage of net sales, SG&A expenses increased to 15.3% for the nine months ended September 30, 2016 compared to 12.1% for the nine months ended September 30, 2015.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

						Change due to
	2016		2015		Total Change	Foreign Currency	Operations
Income (loss) from operations:
Residential Products	$52,363	15.5%	$39,922	10.8%	$12,441	$5,496	$6,945
Industrial and Infrastructure Products	11,429	4.9%	15,445	5.3%	(4,016)	(400)	(3,616)
Renewable Energy and Conservation	34,969	17.1%	6,016	6.1%	28,953	—	28,953
Unallocated Corporate Expenses	(26,381)	(3.4)%	(17,818)	(2.3)%	(8,563)	—	(8,563)
Consolidated income from operations	$72,380	9.3%	$43,565	5.7%	$28,815	$5,096	$23,719
Our Residential Products segment generated an operating margin of 15.5% during the nine months ended September 30, 2016 compared to 10.8% during the nine months ended September 30, 2015. Apart from the impact of the $6.8 million gain on the sale leaseback of a facility during the first quarter of 2015, the increase to its income from operations of $5.6 million was largely due to the benefits of improved operational efficiencies and contributions from the 80/20 simplification initiative, along with the effects of currency fluctuations as compared to the nine months ended September 30, 2015. These benefits were partially offset by lower sales volumes primarily for postal products.

Our Industrial and Infrastructure Products segment operating margin decreased to 4.9% for the nine months ended September 30, 2016 compared to the prior year period of 5.3%. Decreased sales volume resulted in the margin decline, partially offset by favorable alignment of material costs to customer selling prices along with benefits from cost reductions compared to the nine months ended September 30, 2015.

The Renewable Energy and Conservation segment generated an operating margin of 17.1% in the first nine months of 2016 compared to 6.1% in the comparable prior year period. The increase was largely due to the benefit of incremental revenues for the nine months ended September 30, 2016 compared to the prior year period in which RBI was acquired in June of 2015. The execution of operational efficiencies in the segment, including rising synergies from raw material sourcing, freight management, and strategic make-versus-buy decisions also contributed to the increase in margin for the current year.
Unallocated corporate expenses increased $8.6 million compared to the nine months ended September 30, 2015. The increase was primarily due to an increase of $8.2 million in performance based compensation expense, the result of two key performance metrics. One metric is improved operating results which is measured by the Company's increased earnings per share and return on invested capital year over year. The other metric is the higher price of the Company's shares which increased as compared to 2015.
Other expense of $7.8 million for the nine months ended September 30, 2016 is primarily comprised of the $8.8 million pre-tax loss on the sale of our European industrial manufacturing business, slightly offset by foreign currency translation gains. Other income of $4.2 million for the nine months ended September 30, 2015 is primarily comprised of net gains on derivative contracts for hedges on foreign currencies and select raw materials related to transactions with our Residential Products segment, offset by foreign currency translation translation losses.
Interest expense decreased by $0.4 million to $11.0 million for the nine months ended September 30, 2016 compared to $11.4 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, no amounts were outstanding under our revolving credit facility. During the nine months ended September 30, 2015, we borrowed funds under our revolving credit facility to help finance the acquisition of RBI in June 2015. These borrowings were repaid prior to the end of 2015.
We recognized a provision for income taxes of $12.1 million for the nine months ended September 30, 2016 and an effective tax rate of 22.7%, compared with a provision for income taxes of $13.2 million and an effective tax rate of 36.1%, for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was less than the U.S. federal statutory rate of 35% primarily due to deductible permanent differences and favorable discrete items partially offset by state taxes. The aforementioned favorable discrete items were primarily comprised of the $11.5 million benefit recorded by the Company related to the worthless stock deduction and the associated bad debt deduction of inter-company debt resulting from the sale of its European industrial manufacturing business to a third party. The effective tax rate for the nine months ended September 30, 2015 exceeded the U.S. federal statutory rate of 35% due to state taxes, partially offset by favorable permanent differences and favorable discrete items.
Outlook

We expect 2016 consolidated revenues in the range of $1.00 billion to $1.01 billion, a decrease of approximately 3 percent compared with $1.04 billion in 2015. This revenue outlook takes into account nearly $100 million of 2015 revenues not repeating in 2016. This $100 million of sales included the Company’s divestiture in April 2016 of its European industrial business that contributed $36 million in revenues with nearly break-even operating results to the Industrial & Infrastructure Products segment in 2015; $50 million of sales related to the completed contract in December 2015 for centralized mailboxes; and discontinued products under the 80/20 simplification initiative. Continued anticipated softness in the end markets that our Industrial & Infrastructure Products segment serves, resulting from the effect of lower oil and gas prices, contributes to the decline year over year.
We expect higher after-tax earnings for full year 2016 due to the success of our operational excellence and 80/20 initiatives. Diluted earnings per share for 2016 are expected in the range of $1.43 to $1.48, compared with $0.74 per diluted share in 2015. This range includes the impact of the gain on the divestiture of the European industrial business of $0.09 per share and the impact of restructuring charges of $0.23 per share, which reflects additional restructuring costs for new initiatives affecting the fourth quarter of 2016.

Concerning profitability, we believe the continued efficiencies in both the Renewable Energy and Conservation and the Residential Products segments will largely offset the end-market softness that we expect to impact our Industrial and Infrastructure segment through the fourth quarter. We continue to develop acquisition opportunities as well as pursue inorganic opportunities to accelerate growth in the front half of 2017. We remain on track to achieve our key financial objectives for 2016: increasing year-over-year earnings, at a higher rate of return on revenues, and making more efficient use of our capital than we did in 2015.

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

As of September 30, 2016, our liquidity of $460.5 million consisted of $173.1 million of cash plus $287.5 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and a larger acquisition may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2016, our foreign subsidiaries held $23.3 million of cash in U.S. dollars. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally. Repatriation of this cash for domestic purposes could result in significant tax consequences.
Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, and the improvement of shareholder value. Our recent acquisition of Nexus on October 11, 2016 was financed through cash on hand. Our 2015 acquisition of RBI was funded through a combination of cash on hand and borrowings under the Company's revolving credit facility. These borrowings were repaid prior to the end of 2015.
These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or not available at acceptable terms, our future liquidity may be adversely affected.
Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2016	2015
Cash provided by (used in):
Operating activities of continuing operations	$101,245	$44,488
Investing activities of continuing operations	(297)	(119,896)
Financing activities of continuing operations	2,201	10,269
Effect of exchange rate changes	1,055	(2,140)
Net increase (decrease) in cash and cash equivalents	$104,204	$(67,279)

During the nine months ended September 30, 2016, we generated net cash from operating activities totaling $101.2 million, composed of net income from continuing operations of $41.4 million plus $34.8 million from non-cash charges including depreciation, amortization, stock compensation, loss on sale of a business and net gain on sales of assets, along with a decrease in working capital of $25.0 million. Net cash provided by operating activities for the nine months ended September 30, 2015 totaled $44.5 million, primarily composed of net income from continuing operations of $23.2 million plus non-cash charges including depreciation, amortization, gain on sale of assets, and stock compensation of $20.1 million and $1.2 million of cash provided by working capital.

During the nine months ended September 30, 2016, the cash provided by working capital and other net assets of $25.0 million included $9.7 million and $3.8 million decreases in inventory and accounts receivables, respectively, an $11.0 million increase in accrued expenses and other non-current liabilities, and a $2.4 million increase in accounts payable, offset by a $1.9 million increase in other current assets and other assets. The decrease in inventory is due to the Company's 80/20 simplification process, which has resulted in the discontinuation of less profitable product lines and the corresponding disposal of inventory associated with those product lines. The decrease in accounts receivable, which includes costs in excess of billings on contracts, is a direct result of the seasonality of customer contracts and related payments received that impact our business. The increase in accrued expenses and other non-current liabilities was primarily due to the increase in liabilities for equity based long term incentive plans resulting from stronger performance of the Company's financial results, as well as, the Company's stock price in 2016. The current year provision for income taxes, which is partially offset by the discrete tax benefit of $11.5 million resulting from the sale of our European industrial manufacturing business in April 2016, also contributed to the increase in accrued expenses and other non-current liabilities. Accounts payable increased due to the timing of vendor payments near the end of the quarter. The increase in other current assets and other assets is primarily due to the timing of prepaid expenses.
Net cash used in investing activities for the nine months ended September 30, 2016 of $0.3 million was the net result of capital expenditures of $7.6 million and $2.3 million related to the final purchase adjustment for the acquisition of RBI, largely offset by net proceeds of $8.3 million from the sale of our European industrial manufacturing business. Net cash used in investing activities for the nine months ended September 30, 2015 of $119.9 million primarily consisted of $140.6 million of acquisitions and capital expenditures of $6.8 million offset by $26.4 million received from the sale of a property.
Net cash provided by financing activities for the nine months ended September 30, 2016 of $2.2 million consisted of the proceeds received from the issuance of common stock of $2.9 million and a tax benefit from equity compensation of $0.9 million offset by the purchase of treasury stock of $1.2 million and payment of long-term debt borrowings of $0.4 million. Net cash provided by financing activities for the nine months ended September 30, 2015, of $10.3 million primarily consisted of proceeds from long-term debt borrowings, net of repayments of $10.6 million and proceeds from the issuance of common stock of $0.2 million, partially offset by the purchase of treasury stock of $0.6 million.
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
As of September 30, 2016, we had $287.5 million of availability under the Senior Credit Agreement net of outstanding letters of credit of $12.5 million. To finance the acquisition of RBI in the second quarter of 2015, we borrowed amounts under the revolving credit facility which were repaid prior to the end of 2015. No amounts were outstanding under our revolving credit facility as of September 30, 2016.
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

Recent Accounting Pronouncements
See Note 2 to the Company's consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on recent accounting pronouncements.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). The Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation and the definition of disclosure controls and procedures contained in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting described below.

Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, management discovered deficiencies in the design of controls for a business acquired in 2015. This acquired business had been previously excluded from management’s annual report on internal control over financial reporting as of December 31, 2015 as permitted under current SEC guidelines. During management’s 2016 evaluation and testing of these controls, deficiencies associated with the accounting for revenue recognized under the percentage of completion method of accounting were identified during the quarter ended September 30, 2016. These deficiencies resulted in previously undetected errors in net sales recorded in prior 2016 reporting periods. These errors did not have a material impact on our financial statements presented in those prior reporting periods; however, the cumulative effect of correcting these errors would have been material to the results of our operations for the quarter ended September 30, 2016. Management has concluded that due to the total net sales transactions exposed to these deficiencies in 2016, the presence of these deficiencies within the process of accounting for revenue recognized under the percentage of completion method rose to a level of material weakness in our internal control over financial reporting as of September 30, 2016.

The Company has begun implementing changes to the design and application of new controls as well as make significant changes to the design of existing controls over the evaluation of the percentage of completion methodology for contracts. In addition, the Company has also begun to implement changes to ensure that controls will operate to a degree of precision that is appropriate for preventing or detecting material misstatements in revenue determined under the percentage of completion method of accounting on a timely basis. The Company has made progress towards remediation of our material weakness as of the date of this filing and expects to have these deficiencies remediated by December 31, 2016. We will continue the process of enhancing the design of our controls over the process for recognizing revenue under the percentage of completion method of accounting as well as continue to test their effectiveness over the fourth quarter of 2016.

Subject to the foregoing, there have been no other changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected the Company’s internal control over financial reporting.

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
(a) Exhibits

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
Date: November 4, 2016