Form 10-K
period 2016-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2017-02-21
CIK 912562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based upon the closing sale price of the Common Stock on the NASDAQ Global Select Market on June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was approximately $988.0 million.
As of February 17, 2017, the number of common shares outstanding was: 31,580,694

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders
(2017 Proxy Statement) are incorporated by reference into Part III of this report.
Exhibit Index begins on Page 93

Form 10-K Index

Safe Harbor Statement
Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore, are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the industry in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors.” Those factors should not be construed as exhaustive and should be read with the other cautionary statements in Item 1A “Risk Factors.” Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
PART I

Item 1.	Business
The Company
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and distributor of building products for industrial, transportation infrastructure, residential housing, renewable energy and resource conservation markets. Our business strategy focuses on significantly elevating and accelerating the growth and financial returns of the Company. We strive to deliver best-in-class, sustainable value creation for our shareholders for the long-term. We believe this can be achieved from a transformational change in the Company’s portfolio and its financial results. Our business strategy has four key elements, or "pillars," which are: operational excellence, product innovation, portfolio management, and acquisitions as a strategic accelerator.

Operational excellence is our first pillar in this strategy. 80/20 simplification ("80/20") is a core part of the operational excellence pillar and is based on the analysis that 25% of the customers typically generate 89% of the revenue in a business, and 150% of the profitability. Through the application of data analysis generated by 80/20 practice, we are focusing on our largest and best opportunities (the “80”) and eliminating complexity associated with less profitable opportunities (the “20”) in order to generate more earnings year over year, at a higher rate of return with a more efficient use of capital.

We have recently completed the second year of our multi-year simplification initiative. Since initiation of 80/20 in 2015, we have achieved nearly 250 basis points of operating margin improvement from 80/20 simplification initiatives and exceeded our initial five-year target ending 2019 of $25 million of pre-tax savings. We currently sit at the start of the "middle innings" of this 80/20 initiative, which means that there is both more work and more opportunity ahead. We are targeting greater structural changes affecting the balance sheet. We are just starting the follow-on management tools of in-lining our manufacturing processes linked with market-rate-of-demand replenishment tools. These follow-on tools are focused on process manufacturing the highest-volume products for our largest customers, and on a much higher level of capacity utilization. We expect these methods will yield additional benefits including lower manufacturing costs, lower inventories and fixed assets, and an even higher level of service to customers. Additionally, we will being focusing on driving top line growth with new and innovative products. Our initiatives will be tailored toward reallocating sales and marketing talent to target specific end user groups in order to better understand their needs and the various market opportunities that may be available. This effort is expected to produce ideas and opportunities that generate profitable growth.

Product innovation is our second strategic pillar. Innovation is centered on the allocation of new and existing resources to opportunities that drive sustainable returns. We are focused on those products and technologies that have relevance to the end-user and can be differentiated from our competition. Our focus on innovation is centered on four markets: postal and parcel products, residential air management, infrastructure and renewable energy. These respective markets are expected to grow based on demand for: centralized mail and parcel delivery systems; zero carbon footprint homes; the need for repairs to elevated bridges that are deficient or functionally obsolete; and energy sources not dependent on fossil fuels.

The third pillar of our strategy is portfolio management, which is a natural adjunct to the 80/20 initiative. Using the 80/20 process, we conduct strategic reviews of our customers and end markets, and allocate leadership time, capital and resources to the highest-potential platforms and businesses. Following the sale of our European industrial manufacturing business to a third party in April 2016, we next decided in December 2016 to exit our small European residential solar racking business and U.S. bar grating product line, which are proceeding as planned. These portfolio changes have helped contribute to the Company's realization of a higher rate of return on invested capital in 2016. We have now acted on all near-term portfolio assessments and expect no additional changes in 2017 while we continue to position our resources on more attractive projects and markets.

The fourth pillar of our strategy is acquisitions. We are focused on making strategic acquisitions in five key markets, four of which are served by existing platforms within the Company. The existing platforms include the same areas in which we are targeting the development of innovative products: postal and parcel solutions, infrastructure, residential air management and renewable energy. The remaining new platform is water management and conservation. These platforms are all large markets in which the underlying trends for customer convenience and safety, energy-savings and resource conservation are of increasing importance and are expected to drive long-term demand. We believe these markets also offer the opportunity for higher returns on our investments than those we have generated in the past. The acquisitions of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015 and more recently, Nexus Corporation ("Nexus") in October 2016, were the direct result of this fourth pillar strategy.

The Company serves customers primarily throughout North America and, to a lesser extent, Asia. Our customers include major home improvement retailers, wholesalers, industrial distributors, contractors, solar developers and institutional and commercial growers of plants. As of December 31, 2016, we operated 44 facilities in 17 states, Canada, China, and Japan giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the Asian markets.

The Company operates and reports its results in the following three reporting segments, entitled:

•	Residential Products;

•	Industrial and Infrastructure Products; and

•	Renewable Energy and Conservation.

Our Residential Products segment services new residential housing construction and residential repair and remodeling activity with products including roof and foundation ventilation products, mail and package storage products, rain dispersion products and roof ventilation accessories. This segment's products are sold through major retail home centers, building material wholesalers, buying groups, roofing distributors, and residential contractors.

Our Industrial and Infrastructure Products segment focuses on a variety of markets including industrial and commercial construction, highway and bridge construction, automotive, airports and energy and power generation markets with products including perimeter security, expanded and perforated metal, plank grating, as well as, expansion joints and structural bearings for roadways and bridges. This segment sells its products through steel fabricators and distributors, commercial and transportation contractors, and original equipment manufacturers.

Our Renewable Energy and Conservation segment focuses on the design, engineering, manufacturing and installation of solar racking systems and commercial, institutional, and retail greenhouse structures. This segment's services and products are provided directly to developers, select distribution channels, and end users/owners.

The following table sets forth the primary products, applications, and end markets for each segment:

Residential Products Segment

Product	Applications	End Market

Roof and foundation ventilation products	Ventilation and whole-house air flow	Residential: new construction and repair and remodeling

Postal and parcel storage (single and cluster)	Secure storage for mail and package deliveries

Rain dispersion, trims and flashings, other accessories	Water protection; sun protection
Industrial and Infrastructure Products Segment

Product	Applications	End Market
Fabricated expanded metal and perforated metal products	Perimeter security barriers; walkways / catwalks; filtration; architectural facades	Industrial and commercial construction, automotive, energy and power generation

Structural bearings, expansion joints and pavement sealant for bridges and roadways	Preserve functionality under varying weight, wind, heat and seismic conditions	Bridge and elevated highway construction, airport pavements
Renewable Energy and Conservation Segment

Product	Applications	End Users
Solar racking systems: design, manufacture and installation	Ground mounts; roof mounts; canopies for carports	Solar developers; power companies; solar energy EPC contractors

Greenhouses: design, manufacture and installation	Retail, commercial, institutional and conservatories	Retail garden centers; conservatories and botanical gardens; commercial growers; public and private agricultural research; car washes

We believe our operating segments have established reputations as industry leaders with respect to quality, service and innovation and have achieved strong competitive positions in our markets. We attribute their competitive standing in the markets primarily to the following strengths:
Leading market share. We have a leading market position in many of the products and services we offer, and we estimate that a majority of our net sales for the year ended December 31, 2016 were derived from the sale of products in which we had one of the leading U.S. market shares. We believe we have leading market shares in five distinct product families: roof-related ventilation; postal and parcel storage; structural bearings and expansion joints for bridges and other structures; institutional and retail greenhouses; and fixed-tilt ground mount racking for photovoltaic solar systems.
Provider of value-added products and services. We increasingly focus on providing innovative value-added products and services, such as mail and package storage solutions, expansion joints and structural bearings for roadways and bridges, ventilation products, solar racking systems, and greenhouses which can solve end customer needs while also helping to improve our margins and profitability. Our products use complex and demanding production and treatment processes that require advanced production equipment, sophisticated technology and exacting quality control measures, along with specialized design and engineering skills. We also focus our acquisition strategy on manufacturers offering engineered products and services in key growth markets.
Commitment to quality. We place great importance on providing our customers with high quality products for use in critical construction applications. We carefully select our raw material vendors and use inspection and analyses to maintain our quality standards so our products meet critical customer specifications. To meet customer specifications, we use documented procedures utilizing statistical process control systems linked directly to processing equipment to monitor many stages of production. A number of our facilities’ quality systems are registered under ISO 9001, an internationally recognized set of quality-assurance standards, and other industry standards.
Strong liquidity profile. We strive to manage our cash resources to ensure we have sufficient liquidity to support the seasonality of our businesses, potential downturns in economic activity, and to fund growth initiatives. During the year ended December 31, 2016, we purchased Nexus for approximately $25 million funded by our cash on hand. Our liquidity as of December 31, 2016 was $457 million, including $170 million of cash and $287 million of availability under our revolving credit facility. We believe that our current low leverage and ample liquidity allow us to successfully manage our business, meet the demands of our customers, weather the cyclicality of certain end markets and take advantage of growth opportunities.

History of growth through acquisitions. Over the last decade, we also have grown through acquisitions, such as Nexus (greenhouses), RBI, (solar racking systems and greenhouses), D.S. Brown (expansion joints and bearing for roads and bridges), and Florence Manufacturing (mail storage), to help augment and diversify our products and customers while growing our net sales and earnings, and improving our operating characteristics. One of the key pillars of our Company's value-generating strategy is to use acquisitions as a strategic accelerator to drive a transformational change in our portfolio and its financial results.
Recent developments
On February 6, 2017, the Company completed the sale of substantially all of its U.S. bar grating product line assets to a third party. The Company had previously announced, on December 2, 2016, its intentions to exit its U.S. bar grating product line as part of its portfolio management initiative. These assets were a part of our Industrial and Infrastructure Products segment.

On December 2, 2016, the Company announced its decision to exit its European residential solar racking business and U.S. bar grating product line as part of its portfolio management and 80/20 strategic initiatives. These businesses contributed a combined $75 million in revenue and pre-tax operating losses of $6 million in 2016. This action will include the sale and closing of 5 facilities in early 2017.

On October 11, 2016, the Company acquired all of the outstanding stock of Nexus for approximately $25 million subject to a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The acquisition was financed through cash on hand. Nexus is a leading provider of commercial-scale greenhouses to customers in the United States and is expected to generate revenues of $30 million in its fiscal year ending December 31, 2016. The results of operations of Nexus have been included within the Renewable Energy and Conservation segment of the Company's consolidated financial statements from the date of acquisition.

On April 15, 2016, the Company sold its European industrial manufacturing business to a third party for net of cash proceeds of $8.3 million. This business, which supplied expanded metal products for filtration and other applications, contributed $36 million in revenue to the Company's Industrial & Infrastructure Products segment in 2015 and had nearly break-even operating results. The divestiture of this business is in alignment with the Company's portfolio management assessments.

On June 9, 2015, the Company acquired RBI for $148 million. RBI has established itself during the past seven years among North America’s fastest-growing providers of solar racking solutions and is also one of the largest manufacturers of commercial greenhouses in the United States. RBI is a full service provider that engineers, manufactures and installs solar racking systems for solar developers and power companies. In addition, RBI designs, manufactures and erects greenhouses for commercial, institutional and retail customers. The acquisition of RBI has enabled the Company to leverage its expertise in structural metals manufacturing, materials sourcing and logistics to help meet the fast-growing global demand for solar racking solutions. The results of RBI have been included in the Company’s consolidated financial results since the date of the acquisition. The acquisition was financed through cash on hand and short-term borrowings under our revolving credit facility.
Structured succession plan. In November 2016, the Company announced the planned retirement of Chief Financial Officer ("CFO"), Kenneth Smith, in early 2017. As part of a succession plan, the Company has used an outside search firm to identify potential internal and external candidates to fill the CFO role. The plan calls for the completion of the search process to conclude in early 2017. Mr. Smith will remain with the Company in order to facilitate a smooth transition prior to his retirement. Mr. Smith joined the Company in March 2008.

Experienced Management Team. Our executive management team is composed of talented and experienced managers possessing broad experience in operational excellence, new product development, and driving profitable growth gained over multiple business cycles. We made other senior leadership changes in 2016. Cherri Syvrud was hired and appointed successor to Paul Murray as Senior Vice President of Human Resources and Organizational Development in April 2016 in concert with the announcement of Mr. Murray’s planned retirement in early 2017. Other developments include the hiring of John Neil in the newly created position as Vice President of Strategic Operations and the hiring of John Mehltretter as successor to David McCartney as Vice President of Information Services upon announcement of Mr. McCartney’s retirement in early 2017, along with the promotion of William Vietas as successor to Richard Reilly as Group President of Renewable Energy and Conservation upon announcement of Mr. Reilly's retirement in early 2017.
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
During 2016 and 2015, residential construction markets continued to steadily and slowly improve with U.S. new housing starts reaching 1.2 million in 2016. Residential repair and remodel activity also continued to improve over the past two years, along with a slight increase in re-roofing activity, which correlates to demand for our roof-related products.
In our Industrial and Infrastructure Products segment, sales declined for 2016 by 22%. The divestiture of our European industrial manufacturing business contributed to 7% of the decrease. The remaining decrease was primarily due to volume declines in our industrial products sold to the energy-related sector resulting from lower oil and gas prices as compared to 2015. Demand for our infrastructure products also declined as compared to 2015. While a new infrastructure bill was passed in December 2015 authorizing U.S. federal funding for five years, the FAST Act, the matching state funding required to obtain the federal funds was not available in key states we serve. We expect that enacted changes in legislation in many of these key states will provide funds that will support projects beginning in the latter part of 2017 which should positively impact future demand for products sold by this segment.
Demand for solar racking systems increased over the past year as end users continue to look for renewable energy sources that are not dependent on fossil fuels. In late 2015, U.S. legislation extending the Solar Investment Tax Credit was signed into law extending the credit beyond 2016 for both residential and commercial projects which is expected to stimulate continuing demand for solar racking systems. Demand for greenhouses was relatively stable in 2016; however, we expect demand to increase in 2017 for locally grown produce as well as public and private horticultural research.
Commodity prices for materials such as steel and aluminum began to rise towards the end of the year. These fluctuations impact the cost of raw materials we purchase and the pricing we offer to our customers.
Products
Residential Products
The Residential Products segment is primarily a manufacturer of metal and resin-based products used in residential new construction and for home repair and remodeling. This segment operates 12 manufacturing facilities throughout the United States giving it a base of operations to provide manufacturing capability of high quality products, customer service, delivery and technical support to a broad network of regional and national customers across North America.
We manufacture an extensive variety of products that are sold through a number of sales channels including major retail home centers, building material wholesalers, buying groups, roofing distributors, and residential contractors.
Our product offerings include a full line of: roof and foundation ventilation products and accessories, including solar powered units; postal and parcel storage products, including single mailboxes, cluster boxes for multi-unit housing and package locker systems; roof edging and flashing; soffits and trim; drywall corner bead; metal roofing and accessories; rain dispersion products, including gutters and accessories; and exterior retractable awnings. Each of these product offerings can be sold separately or as part of a system solution.

Within our Residential Products businesses, we are constantly striving to improve our product/solution offerings by introducing new products, enhancing existing products, adapting to building code and regulatory changes, and providing new and innovative solutions to homeowners and contractors. New products introduced in recent years include adhesive roofing applications, electronic parcel lockers, roof top safety kits, chimney caps, heat trace coils and exterior, remote-controlled deck awnings for sun protection, and solar-powered ventilation products. Our electronic parcel lockers provide residents in multifamily communities a secure receptacle to handle both package deliveries and receipt of other delivered goods. Our ventilation and roof flashing products provide protection and extend the life of structures while providing for a safer, healthier environment for residents. Our cluster box mail delivery products provide delivery cost savings to the postal service while offering secure storage for delivered mail and packages. Our building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, and various resins.
Within our manufacturing facilities, we leverage significant production capabilities which allow us to process a wide range of metals and plastics for our residential products. Most of our production is completed using automatic roll forming machines, stamping presses, welding, paint lines, and injection molding equipment. We maintain our equipment with a thorough preventive maintenance program allowing us to meet the demanding quality and delivery requirements of our customers. In some cases, the Company sources some products from third-party vendors to optimize cost and quality in order to provide the very best and affordable solution for our customers.
Industrial and Infrastructure Products
The Industrial and Infrastructure Products segment is primarily, but not exclusively, a manufacturer and distributor of fabricated metal products used in a variety of end markets such as industrial and commercial construction, highway and bridge construction, automotive and power generation. We operate 13 manufacturing facilities and 4 distribution centers throughout the United States and Canada giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America.
We manufacture an extensive variety of products that are sold through a number of sales channels including steel fabricators and distributors, as well as, commercial and transportation contractors.

Our product offerings include a full line of: expanded and perforated metal and plank grating used in walkways, catwalks, architectural facades, perimeter security barriers, shelving, and other applications where both visibility and security are necessary; fiberglass grating used in areas where high strength, light weight, low maintenance, corrosion resistance and non conductivity are required; and expansion joint systems, bearing assemblies, and pavement sealing systems used in bridges, elevated highways, airport runways, and rail crossings.
We strive to improve our offerings of industrial and infrastructure products by introducing new products, enhancing existing products, adjusting product specifications to respond to commercial building code and regulatory changes, and providing additional solutions to original equipment manufacturers and contractors. New products introduced in recent years include customized perforated and expanded metal to penetrate a range of new markets such as architectural facades for buildings (museums, sports stadiums and retail outlets) and perimeter security barriers for protecting critical infrastructure. In addition, we have extended our transportation infrastructure products into new markets. For example, long-lasting pavement sealants for roadways are now being installed on airport runways, structural bearings for elevated highways and bridges have been installed on an offshore oil production platform, and corrosion-protection products for cable-suspension bridges are now marketed and sold internationally.
Our production capabilities allow us to process a wide range of metals necessary for manufacturing industrial products. Most of our production is completed using computer numerical control ("CNC") machines, shears, slitters, press brakes, milling, welding, and numerous automated assembly machines. We maintain our equipment with a thorough preventive maintenance program, including in-house tool and die shops, allowing us to meet the demanding service requirements of many of our customers.
Renewable Energy and Conservation
The Renewable Energy and Conservation segment is primarily a designer and manufacturer of fully-engineered solutions for solar mounting systems and greenhouse structures. Our solar racking and greenhouse businesses employ a fully integrated approach with in-house engineering and design, fabrication, and installation capabilities. We have 7 manufacturing facilities and 2 distribution centers and operate in the United States, China and Japan.

An integral part of each customer project is the fabrication of specifically designed metal structures for highly-engineered applications including: racking for ground-mounted solar arrays; racking for solar installations on rooftops of carports; as well as commercial-scale greenhouses and canopies. Both the solar racking and greenhouse projects involve holding glass and plastic to metal and use the same raw materials including steel and aluminum. Most of our production is completed using CNC machines, roll forming machines, laser cutters and other fabrication tools. The structural metal components are designed, fabricated and installed in accordance with applicable structural steel and aluminum guidelines.
We strive to improve our offerings of products by introducing new products, enhancing existing products, adjusting product specifications to respond to commercial building codes and regulatory changes, and providing solutions to contractors and end users. New products introduced in recent years include metal framed canopy structures for car washes and pool enclosures, and solar racking systems for carports and canopies. Our car washes and canopy structures serve a market preference for light- transparent structures. Solar racking systems for carports serve as protection for cars from the effects of the sun and intense heat while providing a renewable energy resource. Similarly, solar racking systems installed on idle land, such as solid waste landfills, converts such land into a useful property by providing power generating capabilities.
Engineering and Technical Services
Our businesses employ engineers and other technical personnel to perform a variety of key tasks. These personnel staff fully-equipped, modern laboratories to support our operations. These laboratories enable us to verify, analyze, and document the physical, chemical, metallurgical, and mechanical properties of our raw materials and products. In addition, our engineering staff employs a range of drafting software to design highly specialized and technically precise products. In our Renewable Energy and Conservation segment, drawings are designed, signed and sealed by licensed engineers. Technical service personnel also work in conjunction with our sales force to determine the types of products and services that suit the particular needs of our customers.
Suppliers and Raw Materials
Our business is required to maintain sufficient quantities of raw material inventory in order to accommodate our customers’ short lead times. Accordingly, we plan our purchases to maintain raw materials at sufficient levels to satisfy the anticipated needs of our customers. We have implemented enterprise resource planning systems to better manage our inventory, forecast customer orders, enable efficient supply chain management, and allow for more timely counter-measures to changing customer demand and market conditions.
The primary raw materials we purchase are flat-rolled and plate steel, aluminum, and resins. We purchase flat-rolled and plate steel and aluminum at regular intervals on an as-needed basis, primarily from the major North American mills, as well as, a limited amount from domestic service centers and foreign steel importers. Substantially all of our resins are purchased from domestic vendors, primarily through distributors, with a small amount direct from manufacturers. Supply has historically been adequate from these sources to fulfill our needs. Because of our strategy to develop longstanding relationships in our supply chain, we have been able to adjust our deliveries of raw materials to match our required inventory positions to support our on-time deliveries to customers while allowing us to manage our investment in inventory and working capital.
The cost of our raw material purchases of steel, aluminum, and resins is significantly linked to commodity markets. The markets for commodities are highly cyclical and the costs of purchasing these raw materials can be volatile due to a number of factors including general economic conditions, domestic and worldwide demand, labor costs, competition, import duties, tariffs, and currency exchange rates. Changes in commodity costs not only impact the cost of our raw materials but also influence the prices we offer our customers. We have largely managed fluctuations in the market by maintaining lean inventory levels and increasing the efficiency of our manufacturing processes. However, in limited situations, where we have fixed price contracts to supply goods covering multiple quarters, we have used hedge contracts to mitigate the risk of changes in commodity costs.
We purchase natural gas and electricity from suppliers in proximity to our operations.
Even though we have long-term relationships with our suppliers, we have no long-term contractual commitments. Management continually examines and improves our purchasing practices across our geographically dispersed facilities in order to streamline purchasing across similar commodities.

Intellectual Property
We actively protect our proprietary rights by the use of trademark, copyright, and patent registrations. While we do not believe that any individual item of our intellectual property is material, we believe our trademarks, copyrights, and patents provide us with a competitive advantage when marketing our products to customers. We also believe our brands are well recognized in the markets we serve and we believe they stand for high-quality manufactured goods at a competitive price. These trademarks, copyrights, and patent registrations allow us to help maintain product leadership positions for the goods we offer.

Sales and Marketing
Our products and services are sold primarily by channel partners who are called on by our sales personnel and outside sales representatives located throughout the United States, Canada and Asia. We have organized sales teams to focus on specific customers and national accounts through which we provide enhanced supply solutions and improve our ability to increase the number of products that we sell. Our sales staff works with certain retail customers to optimize shelf space for our products which is expected to increase sales at these locations. Our sales regularly involve competitive bidding processes, and our reputation for meeting delivery time lines and strict specifications make us a preferred provider for many customers.
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

Customers and Distribution
Our customers are located primarily throughout North America and, to a lesser extent, Asia.
Our Residential Products segment operates principally in the North American residential new construction and repair and remodeling markets. A majority of our products are sold through sales channels to include home improvement retailers, building product distributors, residential contractors, and postal services distributors and providers.
Our Industrial and Infrastructure Products segment serves a variety of commercial construction markets; bridge and highway construction markets; and a variety of industrial markets. Discrete and process manufacturers, transportation contractors, and power generating utilities are major customers in our Industrial and Infrastructure Products segment.
Our Renewable Energy and Conservation segment primarily contracts with solar owners and developers, retail garden centers, conservatories and botanical gardens, commercial growers, and schools and universities.
One customer, a home improvement retailer which purchases from both the Residential Products segment and Renewable Energy and Conservation segment, represented 11% of our consolidated net sales for both 2016 and 2015, and 12% for 2014. No other customer in any segment accounted for more than 10% of our consolidated net sales.
Our products are distributed to our customers using common carriers and our own fleet of trucks. We maintain distribution centers that complement our manufacturing plants from which we ship products and ensure on-time delivery while maintaining efficiency within our distribution process.
Backlog
While the majority of our products have short lead time order cycles, we have aggregated approximately $116 million of backlog at December 31, 2016. The backlog primarily relates to certain business units in our Industrial and Infrastructure Products and our Renewable Energy and Conservation segments. We believe that the majority of our backlog will be shipped, completed and installed during 2017.
Competition
The Company operates in highly competitive markets. We compete against several competitors in all three of our segments with different competitors in each major product category. A few of our competitors may be larger, have greater financial resources, or have less financial leverage than we do. As a result, these competitors may be better positioned to respond to any downward pricing pressure or other adverse economic or industry conditions or to identify and acquire companies or product lines compatible with their business.

We compete with competitors based on the range of products offered, quality, price, and delivery, as well as, serving as a full service provider for project management in certain segments. Although some of our competitors are large companies, the majority are small to medium-sized and do not offer the large range of building products that we offer.
The prices paid for raw materials used in our operations, primarily steel, aluminum, and resins, are volatile due to a number of factors beyond our control, including but not limited to demand, supply shortages, general industry and economic conditions, labor costs, import duties, tariffs, and currency exchange rates. Although we have strategies to help mitigate the volatility in raw material costs, such as reducing inventory levels, our competitors who choose not to maintain inventories as large as ours may be better able to mitigate the effects of this volatility and, thereby, compete effectively against us on product price.
We believe our broad range of products, high quality, and sustained ability to meet exacting customer delivery requirements gives us a competitive advantage over many of our competitors.

Employees
At December 31, 2016 and 2015, we employed 2,311 and 2,628 employees, respectively. We also employ a number of temporary employees to address peaks in staffing requirements. Approximately 11% of our workforce was represented by unions through various collective bargaining agreements ("CBAs") as of December 31, 2016. Three of the Company's six CBAs expired and were successfully renegotiated in 2016. None of our CBAs expire until April 30, 2018. We historically have had good relationships with our unions and we expect future negotiations with our unions to result in contracts that provide benefits that are consistent with those provided in our current agreements.
Seasonality
Our net sales and income are generally lower in the first and fourth quarters compared to the second and third quarters primarily due to the seasonality of construction activity. Our sales volume is driven by residential new build and renovation and other industrial construction activities which typically peak during warmer weather and decline due to inclement weather in the winter months. Operating margins are impacted by this seasonality because our operating costs have fixed cost components.
Governmental Regulation
Our manufacturing facilities and distribution centers are subject to many federal, state, and local requirements relating to the protection of the environment. Our production processes use some environmentally sensitive materials. For example, we lubricate our machines with oil and use oil baths to treat some of our products. While we cannot guarantee that we will not incur material expenses to comply with environmental requirements, we believe that we operate our business in material compliance with all environmental laws and regulations, do not anticipate any material expenditures to continue to meet environmental requirements, and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations. However, we could incur operating costs or capital expenditures in complying with new or more stringent environmental requirements in the future or with current requirements if they are applied to our facilities in a way we do not anticipate. In addition, new or more stringent regulation of our energy suppliers could cause them to increase the price of energy.
Our operations are also governed by many other laws and regulations covering our labor relationships, the import and export of goods, the zoning of our facilities, taxes, our general business practices, and other matters. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations.
Internet Information
Copies of the Company’s Proxy Statements or Schedule 14A filed pursuant to Section 14 of the Securities Exchange Act of 1934 and Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.gibraltar1.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

Item 1A.	Risk Factors
Future results and the market price for the Company's common shares are subject to numerous risks, many which are driven by factors that cannot be controlled or predicted. The following discussion, as well as, other sections of this Annual Report on Form 10-K, including “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of

Operations,” describe certain business and other risks affecting the Company. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K. These risks are not the only risks we face. Our business operations and market for our securities could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.
Macroeconomic factors outside of our control may adversely affect our business, our industry, and the businesses and industries of many of our customer and suppliers.
Macroeconomic factors have a significant impact on our business, including our ability to generate profitable margins, customer demand and the availability of credit and other capital. Our operations are subject to the effects of domestic and international economic conditions including government monetary and trade policies, as well as, the relative debt levels of the U.S. and the other countries which form the market for our products. The changing costs of energy, in particular the depressed price of oil plus other commodities, has, and may continue to, negatively impact demand for our expanded metal products. In addition, the recent fluctuation of the U.S. dollar impacts the prices we charge and costs we incur to export and import products. We are unable to predict the impact on our business of changes in domestic and international economic conditions. The construction market appears to have stabilized. However, as discussed in this and prior reports, the markets in which we operate have been challenging over the past few years and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, may continue to be slow or could deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.
Our amount of leverage and debt service obligations could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations.
We had total indebtedness of $209.6 million as of December 31, 2016, of which $209.2 million is long-term debt. Our current level of indebtedness and the debt we may need to incur in the future to fund strategic acquisitions, investments or for other purposes could have significant consequences to our business, including the following:

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
Revenue representing approximately 26% and 17% of 2016 and 2015 sales, respectively, were accounted for using the percentage of completion, cost-to-cost method of accounting. Under this method, we recognize revenue as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. Changes in these required estimates could have a material adverse effect on sales and profits. Any adjustments are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated remaining loss and charge it against income in the period in which the loss becomes known. Amounts representing performance incentives, penalties, contract claims and the impacts of scope change negotiations are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Due to the substantial judgmental estimates involved with this process, our actual results could differ materially or could be settled unfavorably from our estimates.

We rely on a few customers for a significant portion of our net sales. The loss of those customers would adversely affect our business.
Our ten largest customers accounted for approximately 30%, 34%, and 31%, of our net sales during 2016, 2015, and 2014, respectively, with our largest customer, a retail home improvement center, accounting for approximately 11% of our consolidated net sales during both 2016 and 2015 and 12% of our consolidated net sales for 2014.
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
We rely on subcontractors and suppliers to perform their contractual obligations.
Some of our contracts with customers involve subcontracts with other companies, on which we rely for performing a portion of the services we provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by our subcontractors or customer concerns with the subcontractor. Failure by our subcontractors to satisfactorily provide on a timely basis the agreed-upon services or supplies may materially and adversely impact our ability to perform our obligations as the prime contractor. Similarly, failure by our suppliers to deliver raw materials, components or equipment parts may affect our ability to meet our customers' needs and may have an adverse effect upon our profitability. Failure of our raw materials or components to conform to our specification could also result in delays in our ability to timely deliver and may have an adverse impact on our relationships with our customers, and our ability to fully realize the revenue expected from sales to those customers.

Our strategy depends on identification, management and successful integration of future acquisitions.
Historically, we have grown through a combination of internal growth plus external expansion through acquisitions. Although we intend to continue to seek additional acquisition opportunities in accordance with our business strategy, we cannot provide any assurance that we will be able to identify appropriate acquisition candidates, or, if we do, that we will be able to negotiate successfully the terms of an acquisition, finance the acquisition or integrate the acquisition into our existing operations. Failure to integrate any acquisition successfully may cause significant operating inefficiencies, incur unforeseen obligations, loss of customers, and could adversely affect our profitability. Consummating an acquisition could require us to raise additional funds through additional equity or debt financing, which could increase our interest expense and reduce our cash flows and available funds.

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
In addition, approximately 11% of our own employees are represented by unions through various CBAs. Three of the Company's six CBAs expired and were successfully renegotiated in 2016. None of our CBAs expire until April 30, 2018. It is likely that our unionized employees will seek an increase in wages and benefits at the expiration of these agreements, and we may be unable to negotiate new agreements without labor disruption or on terms favorable to us. In addition, labor organizing activities could occur at any of our facilities. If any labor disruption were to occur at our facilities, we could lose sales due to interruptions in production and could incur additional costs, which would adversely affect our net sales, results of operations, and cash flow.
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
Although the large majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in other countries, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 8% of our consolidated net sales during the year ended December 31, 2016. We have facilities in Canada, China and Japan. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities. The risks of doing business in foreign countries include deterioration of foreign economic conditions, uncertainty over the stability of the Eurozone and China, the potential for adverse changes in the local political climates, in diplomatic relations between foreign countries and the United States or in governmental policies, laws or regulations, terrorist activity that may cause social disruption, logistical and communications challenges, costs of complying with a variety of differing laws and regulations, difficulty in staffing and managing geographically diverse operations, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions, differing local business practices and cultural considerations, restrictions on imports and exports or sources of supply, and changes in duties or taxes. Adverse changes in any of these risks could adversely affect our net sales, results of operations, and cash flows.

Future terror attacks, war, natural disasters or other catastrophic events beyond our control could negatively impact our operations and financial results.
Terror attacks, war, or other civil disturbances, natural disasters and other catastrophic events could lead to economic instability, decreased capacity to produce our products and decreased demand for our products. From time to time, terrorist attacks worldwide have caused instability in global financial markets. Also, our facilities could be subject to damage from fires, floods, earthquakes or other natural or man-made disasters.  Such interruptions could have an adverse effect on our operations, cash flows and financial results.
The nature of our business exposes us to product liability, product warranty and other claims, and other legal proceedings.
We are involved in product liability, product warranty and other claims relating to the products we manufacture and distribute. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our Company. We cannot assure you that any current or future claims will not adversely affect our reputation, financial condition, operating results, and cash flows.

If we are required to take additional non-cash impairment charges to earnings, such charges could be significant and have a material impact on our results of operations.
We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We also test goodwill in each of our reporting units and intangible assets with indefinite-lives for impairment annually in the fourth quarter, or sooner at interim dates if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. In recent years, we have recorded significant non-cash impairment charges for goodwill and other intangible assets as a result of reductions in the estimated fair values of certain businesses. Should the markets for our products deteriorate or should we decide to invest capital differently than as expected, or should other cash flow assumptions change, it is possible that we will be required to record additional non-cash impairment charges to our earnings in the future, which could be significant and have a material impact on our results of operations.

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
Our principal executive office and headquarters is located in Buffalo, New York, in a leased facility. As of December 31, 2016, we operated 35 domestic facilities and 9 foreign facilities, of which 29 were leased and 15 were owned. We believe the facilities we operate and their equipment are effectively utilized, well maintained, in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. Our North American and Asian manufacturing facilities are well maintained and our sites are located to optimize customer service, market requirements, distribution capability and freight costs. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities. Most recently, our operational excellence initiatives and portfolio changes have enabled us to reduce, and may further reduce in the future, the number of facilities necessary to meet our current levels of demand.

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
As of December 31, 2016, there were 83 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.
The Company’s common stock is traded in the over-the-counter market and quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROCK.” The following table sets forth the high and low sale prices per share for the Company’s common stock for each quarter of 2016 and 2015 as reported on the NASDAQ Stock Exchange.

	2016		2015
	High	Low	High	Low
Fourth Quarter	$47.85	$34.65	$27.31	$18.30
Third Quarter	$39.28	$31.92	$20.90	$16.00
Second Quarter	$32.10	$25.12	$20.96	$16.03
First Quarter	$28.60	$18.78	$16.87	$13.76
The Company did not declare cash dividends during the years ended December 31, 2016 and 2015. Cash dividends are declared at the discretion of the Company’s Board of Directors. The Board of Directors determines to pay dividends based upon such factors as the Company’s cash flow, financial condition, capital requirements, debt covenant requirements, and other relevant conditions.
Equity Compensation Plan Information
The following table summarizes information as of December 31, 2016 concerning securities authorized for issuance under the Company’s stock option plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	277,224	$14.95	635,248

1
Consists of the Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors and the 2015 Equity Incentive Plan (the Plan). Note 12 of the Company’s audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides additional information regarding the Plan and securities issuable upon exercise of options. All currently effective equity compensation plans have been approved by the Company’s shareholders.

Performance Graph
The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2016. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2011 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data
The selected historical consolidated financial data for each of the following five years ended December 31 (in thousands, except per share data) are derived from the Company’s audited financial statements as reclassified for discontinued operations. The selected historical consolidated financial data should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Net sales	$1,007,981	$1,040,873	$862,087	$827,567	$790,058
Intangible asset impairment	$10,175	$4,863	$107,970	$23,160	$4,628
Income (loss) from operations	$72,964	$48,085	$(70,417)	$21,480	$40,261
Interest expense	$14,577	$15,003	$14,421	$22,489	$18,582
Income (loss) before taxes	$49,983	$37,100	$(84,750)	$(832)	$22,167
Provision for (benefit of) income taxes	$16,264	$13,624	$(2,958)	$4,797	$9,517
Income (loss) from continuing operations	$33,719	$23,476	$(81,792)	$(5,629)	$12,650
Income (loss) from continuing operations per share – Basic	$1.07	$0.75	$(2.63)	$(0.18)	$0.41
Weighted average shares outstanding – Basic	31,536	31,233	31,066	30,930	30,752
Income (loss) from continuing operations per share – Diluted	$1.05	$0.74	$(2.63)	$(0.18)	$0.41
Weighted average shares outstanding – Diluted	32,069	31,545	31,066	30,930	30,857
Current assets	$391,197	$351,422	$360,431	$322,400	$267,238
Current liabilities	$152,088	$185,395	$134,085	$119,913	$117,585
Total assets	$918,245	$889,772	$810,471	$889,571	$879,846
Total debt	$209,637	$209,282	$209,911	$209,416	$203,975
Total shareholders’ equity	$460,880	$410,086	$387,229	$471,749	$476,822
Capital expenditures	$10,779	$12,373	$23,291	$14,940	$11,351
Depreciation	$14,477	$17,869	$19,712	$20,478	$19,673
Amortization	$9,637	$12,679	$5,720	$6,572	$6,671

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Company Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and distributor of building products for industrial, transportation infrastructure, residential housing, renewable energy and resource conservation markets. Our business strategy focuses on significantly elevating and accelerating the growth and financial returns of the Company. We strive to deliver best-in-class, sustainable value creation for our shareholders for the long-term. This strategy is intended to drive a transformational change in the Company’s portfolio and its financial results. It has four key elements which are: operational excellence, product innovation, portfolio management, and acquisitions as a strategic accelerator.
The Company serves customers primarily throughout North America and, to a lesser extent, Asia. Our customers include major home improvement retailers, wholesalers, industrial distributors, contractors. solar developers and institutional and commercial growers of plants. As of December 31, 2016, we operated 44 facilities in 17 states, Canada, China and Japan which includes 32 manufacturing facilities and seven distribution centers, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in Asian markets.

The Company operates and reports its results in the following three reporting segments, entitled:

•	Residential Products;

•	Industrial and Infrastructure Products; and

•	Renewable Energy and Conservation
The end markets our businesses serve include residential housing, industrial manufacturing, transportation infrastructure, and renewable energy and conservation. These end markets are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, commodity costs, demand for residential construction, governmental policies and funding, tax policies and the level of non-residential construction and infrastructure projects. We believe the key elements of our strategy will allow us to respond timely to changes in these factors. We have and expect to continue to restructure our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. Additionally, we believe our current strategy has enabled us to better react to fluctuations in commodity costs and customer demand, and has helped in improving margins. We have used the improved cash flows generated by these initiatives to maintain low levels of debt, improve our liquidity position, and invest in growth initiatives. Overall, we are striving to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns.
Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2016		2015
Net sales	$1,007,981	100.0%	$1,040,873	100.0%
Cost of sales	763,219	75.7%	853,897	82.0%
Gross profit	244,762	24.3%	186,976	18.0%
Selling, general, and administrative expense	161,623	16.1%	134,028	12.9%
Intangible asset impairment	10,175	1.0%	4,863	0.5%
Income from operations	72,964	7.2%	48,085	4.6%
Interest expense	14,577	1.4%	15,003	1.4%
Other expense (income)	8,404	0.8%	(4,018)	(0.4)%
Income before taxes	49,983	5.0%	37,100	3.6%
Provision for income taxes	16,264	1.7%	13,624	1.3%
Income from continuing operations	33,719	3.3%	23,476	2.3%
Loss from discontinued operations	(44)	—%	(28)	—%
Net income	$33,675	3.3%	$23,448	2.3%
The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Change due to
	2016	2015	Total Change	Foreign Currency	Acquisition/(Divestiture)	Operations
Net sales:
Residential Products	$430,938	$475,653	$(44,715)	$8,087	$—	$(52,802)
Industrial and Infrastructure Products	296,513	378,224	(81,711)	(1,790)	(26,339)	(53,582)
Less Inter-Segment Sales	(1,495)	(1,536)	41	—	—	41
	295,018	376,688	(81,670)	(1,790)	(26,339)	(53,541)
Renewable Energy and Conservation	282,025	188,532	93,493	—	107,438	(13,945)
Consolidated	$1,007,981	$1,040,873	$(32,892)	$6,297	$81,099	$(120,288)

Consolidated net sales decreased by $32.9 million, or 3.2%, to $1.01 billion for 2016 compared to $1.04 billion for 2015. The decrease was the result of a combined 13.0% decrease in volume, a 0.7% decrease in pricing to customers, and a reduction in sales of $26.3 million due to the divestiture of our European industrial manufacturing business in April 2016. These decreases were partially offset by incremental sales generated from acquisitions in our Renewable Energy and Conservation segment, which contains the results of RBI acquired in June 2015 and Nexus acquired in October 2016. Favorable currency fluctuations also contributed to the offset.

Net sales in our Residential Products segment decreased 9.4%, or $44.7 million, to $430.9 million in 2016 compared to $475.7 million in 2015. The decrease from prior year was primarily the result of a $53.2 million, or 11.2%, decline in volume for our cluster mailboxes related to the completion of a discrete two-year contract at the end of 2015. Favorable currency fluctuations of $8.1 million partially offset this decrease. A decline in volume of 0.9% for our other residential product offerings, including reduced sales to small volume customers under our 80/20 simplification initiatives, also contributed to the net decrease in revenues for the year. These decreases were slightly offset by a 1.0% increase in pricing to customers.
Net sales in our Industrial and Infrastructure Products segment decreased 21.7%, or $81.7 million, to $295.0 million in 2016 compared to $376.7 million in 2015. The decrease in net sales was the combined result of the April 2016 divestiture of our European industrial manufacturing business which previously contributed 7.0% of sales, as well as, lower shipment volume of 11.3%, and a 3.2% decrease in pricing offered to customers, as compared to the prior year. This segment was primarily impacted by a decline in demand for our industrial products generated from domestic energy-related end markets that have been depressed by reduced prices for oil and other commodities. Demand for our infrastructure products, including components for bridges and elevated highways, related to these projects was also lower as compared to the prior year. While a new infrastructure bill was passed in December 2015 authorizing U.S. federal funding for five years, the FAST Act, the matching state funding required to obtain the federal funds was not available in key states we serve. We expect that enacted changes in legislation in many of these key states will provide funds that will support projects beginning in the latter part of 2017 which should positively impact future demand for products sold by this segment.

Net sales in our Renewable Energy and Conservation segment increased 49.6%, or $93.5 million, to $282.0 million in 2016 compared to $188.5 million in 2015. The increase in 2016 was primarily due to the benefit of incremental revenues earned by RBI in the current year as compared to the prior year in which RBI was acquired in June of 2015. Sales from the acquisition of Nexus in October 2016 also contributed to the increase.
Our consolidated gross margin increased to 24.3% for 2016 compared to 18.0% for 2015. Our consolidated gross profit also increased for the comparable period.
In our Residential Products segment, both gross profit and gross margin, as a percentage of sales, increased as compared to 2015. This segment largely benefited from operational efficiencies, an improved alignment of material costs to customer selling prices and contributions from our 80/20 initiatives to simplify our business processes and product lines. Also contributing to the margin increase were favorable currency fluctuations, as compared to the same period in the prior year.
Both gross profit and gross margin, as a percentage of sales, decreased as compared to the prior year within our Industrial and Infrastructure Products segment. The profit decrease was due to a significant decrease in sales volume in industrial products, the disposition of our European industrial manufacturing business in April 2016, decrease in pricing offered to customers, along with currency fluctuations. The margin decrease was partially offset by manufacturing efficiencies, savings from our company-wide 80/20 initiatives and better alignment of material costs to customer selling prices.
Within our Renewable Energy and Conservation segment, both gross profit and gross margin, as a percentage of sales, increased as compared to the prior year. The increase in gross profit largely resulted from the benefit of incremental revenue earned in 2016 as compared to the prior year in which RBI was acquired in June 2015. The execution of operational efficiencies in the segment, including rising synergies from raw material sourcing, freight management, and strategic make-versus-buy decisions also contributed to the increase in gross margin. To a lesser extent, the acquisition of Nexus in October 2016 contributed to the increase in gross profit as well.
Selling, general, and administrative ("SG&A") expenses increased by $27.6 million, or 20.6%, to $161.6 million for 2016 from $134.0 million for 2015. The $27.6 million increase was the result of $15.8 million of incremental SG&A expense recorded year over year at RBI, acquired in June 2015, along with $1.9 million of SG&A expenses recorded at Nexus, acquired in October 2016, and $10.5 million of higher performance-based compensation costs. The net benefit of a $6.8 million gain on the sale leaseback of one of our facilities recorded during 2015 largely offset by acquisition-related costs of $6.1 million recorded during 2015, also contributed to the increase year over year. The higher performance-based compensation costs are the result of improvements in two key performance metrics. One metric is improved operating results which is measured by the Company's increased earnings per share and return on invested capital year over year. The other metric is the higher price of the Company's shares which increased 64% during 2016. SG&A expenses as a percentage of net sales increased to 16.1% for 2016 compared to 12.9% for 2015.
During 2016, we recognized intangible asset impairment charges of $10.2 million. These charges primarily resulted from the decision in the fourth quarter of 2016 to discontinue the Company's U.S. bar grating product line and its European residential solar racking business which resulted in lower cash flows and estimated fair values of certain reporting units. The largest portion of the impairment was $8.0 million related to indefinite-lived intangibles in our Industrial and Infrastructure Products segment, with the balance of the charges occurring in the Renewable Energy and Conservation segment. In 2015, we recognized intangible asset impairment charges of $4.9 million, due to a reduction in estimated fair values of indefinite-lived trademarks at certain reporting units. The largest portion of the 2015 impairment was $4.4 million related to intangibles in our Industrial and Infrastructure Products segment.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

						Change Due To
	2016		2015		Total Change	Intangible Impairment	Foreign Currency	Operations
Income (loss) from operations:
Residential Products	$65,241	15.1%	$46,804	9.8%	$18,437	$440	$8,087	$9,910
Industrial and Infrastructure Products	1,306	0.4%	15,581	4.1%	(14,275)	(3,557)	(400)	(10,318)
Renewable Energy and Conservation	43,214	15.3%	12,659	6.7%	30,555	(2,195)	—	32,750
Unallocated Corporate Expenses	(36,797)	(3.7)%	(26,959)	(2.6)%	(9,838)	—	—	(9,838)
Consolidated income	$72,964	7.2%	$48,085	4.6%	$24,879	$(5,312)	$7,687	$22,504

Our Residential Products segment generated an operating margin of 15.1% in 2016 compared to an operating margin of 9.8% in 2015. Apart from the impact of the gain of $6.8 million on the sale leaseback of a facility during the first quarter of 2015, the increase to its income from operations of $11.6 million was primarily due to the benefits of operational efficiencies and contributions from the 80/20 simplification initiative, along with favorable effects of currency fluctuations as compared to 2015. Partially offsetting these benefits were lower sales volumes primarily for postal products.
Our Industrial and Infrastructure Products segment operating margin decreased to 0.4% in 2016 compared to 4.1% in 2015. Excluding the impact of a net change in intangible asset impairment charges and foreign currency fluctuations, this segment's decrease in income from operations was $10.3 million. Decreased sales volume resulted in the margin decline, partially offset by an improved alignment of material costs to customer selling prices and benefits from cost reductions compared to the prior year.
The Renewable Energy and Conservation segment generated an operating margin of 15.3% in 2016 compared to 6.7% in 2015. The increase in its income from operations was aided by contribution from incremental revenue for 2016 compared to the prior year in which RBI was acquired in June of 2015, along with $5.1 million of amortization expense incurred for RBI's backlog acquired in 2015. Additionally, the execution of operational efficiencies in the segment, including rising synergies from raw material sourcing, freight management, and strategic make-versus-buy decisions also contributed to the increase in income and margin for the current year.
Unallocated corporate expenses increased $9.8 million, or 36.5%, for 2016 from $27.0 million for 2015 to $36.8 million for 2016. The increase from the prior year was primarily the result of an increase of $10.7 million in performance based compensation expense, the result of improvements in two key performance metrics. One metric is improved operating results which is measured by the Company's increased earnings per share and return on invested capital year over year. The other metric is the higher price of the Company's shares which increased 64% during 2016.
Other expense of $8.4 million in 2016 is primarily comprised of the $8.8 million pre-tax loss on the sale of our European industrial manufacturing business, slightly offset by foreign currency translation gains. Other income of $4.0 million in 2015 is primarily comprised of net gains on derivative contracts for hedges on foreign currencies and select raw materials related to a customer contract in our Residential Products segment, offset by foreign currency translation losses.
Interest expense decreased $0.4 million to $14.6 million for 2016 from $15.0 million for 2015. During 2016, no amounts were outstanding under our revolving credit facility. In 2015, we borrowed funds under our revolving credit facility to help finance the acquisition of RBI in June 2015. These borrowings were paid in full prior to the end of 2015.
We recognized a provision for income taxes of $16.3 million, an effective tax rate of 32.5%, for 2016 compared with a provision for income taxes of $13.6 million, an effective tax rate of 36.7%, for 2015. The difference between the Company’s recorded charge for 2016 and the expense that would result from applying the U.S. statutory rate of 35% is due to deductible permanent differences and favorable discrete items partially offset by state taxes. The aforementioned favorable discrete items were primarily comprised of the $6.7 million benefit recorded by the Company related to the worthless stock deduction and the associated inter-company debt discharge resulting from the sale of its European industrial manufacturing business to a third party. The effective tax rate for 2015 exceeded the U.S. federal statutory rate of 35% due to the tax impact of state taxes, partially offset by favorable permanent differences and favorable discrete items.
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
Net sales in our Residential Products segment increased 10.1%, or $43.7 million, to $475.7 million in 2015 compared to $431.9 million in 2014. The increase from prior year was primarily the result of an 11.0% increase in volume along with a 0.9% increase in pricing to customers, partially offset by foreign currency fluctuations which decreased net sales by $8.0 million for the year. The volume increase was largely the result of stronger demand for our postal and parcel storage products driven by postal authorities' initial efforts to convert existing door-to-door deliveries to centralized delivery. Additionally, higher sales of our roofing-related ventilation and rain dispersion products also contributed to the net sales growth in this segment as well.
Net sales in our Industrial and Infrastructure Products segment decreased 12.4%, or $53.5 million, to $376.7 million in 2015 compared to $430.2 million in 2014. Apart from the $12.0 million impact of exchange rate fluctuations, the remaining decrease in net sales of $41.5 million was due to lower volume along with a 1.0% decrease in pricing to customers. This segment was primarily impacted by a decline in volume for our industrial products generated from energy-related sectors, largely the result of lower commodity prices, along with a decline in oil and gas prices. Demand for our infrastructure products, including components for bridges and elevated highways, related to these projects remained essentially unchanged from prior year as uncertainty in government funding for U.S. transportation projects prevailed throughout 2015. In December 2015, a new infrastructure bill was passed authorizing U.S. federal funding for five years that should positively impact future demand for products sold by this segment.
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
Selling, general, and administrative expenses increased by $31.5 million, or 30.8%, to $134.0 million for 2015 from $102.5 million for 2014. The $31.5 million increase was primarily the net result of $24.0 million of incremental SG&A expense of RBI, plus $11.7 million of higher performance-based compensation, and a $2.9 million charge for senior leadership transition costs, partially offset by a $6.8 million gain on the sale leaseback of one of our facilities during 2015. SG&A expenses as a percentage of net sales increased to 12.9% for 2015 compared to 11.9% for 2014.

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
Corporate expenses increased $14.8 million, or 121.0%, for 2015 from $12.2 million for 2014 to $27.0 million for 2015. The increase from the prior year was primarily the result of an increase in performance based compensation expense of $7.5 million, $2.5 million for senior leadership transition costs, and $2.3 million of net charges for acquisition related items.
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
We recognized a provision for income taxes of $13.6 million, an effective tax rate of 36.7%, for 2015 compared with a benefit from income taxes of $3.0 million, an effective tax rate of 3.5%, for 2014. The difference between the Company’s recorded charge for 2015 and the expense that would result from applying the U.S. statutory rate of 35% is primarily attributable to the tax impact of state taxes and non-deductible permanent differences recognized during the year. The effective tax rate for 2014 was primarily attributable to the tax impact of the non-deductible goodwill and intangible asset impairments recognized in 2014.

Outlook

For 2017, we expect our Residential Products segment to benefit from continuing but modest increases in demand from residential repair and remodel activities and growth in new construction. In addition, we expect increased demand for products sold by our Renewable Energy and Conservation segment. At the same time, our Industrial and Infrastructure Products segment will be challenged on the top-line and bottom-line by several factors, including a difficult comparable as a result of the exit of the U.S. bar grating product line, increased spending on innovation, and raw material price inflation.
We are poised to deliver a third consecutive year of sequential and meaningful financial improvement, in terms of absolute profit dollars, returns and cash flow. All three of our segments are working on expansion into adjacent product categories and applications with new products, and we expect such efforts to contribute incrementally to 2017 sales and beyond.
The Company is providing its guidance for revenues and earnings for the full year 2017.  The Company expects 2017 total revenues to approximate $1.0 billion, equivalent to 2016, despite unfavorable comparisons including discontinued product lines. Our earnings per share under accounting principles generally accepted in the U.S. (“GAAP EPS”) for the full year of 2017 is expected to range between $1.55 and $1.65 per diluted share, compared to $1.05 for 2016.
Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations' working capital and capital improvements and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. We have successfully generated positive cash flows from operating activities which have funded our capital requirements and recent acquisitions as noted below in “Cash Flows.”
On December 9, 2015, we entered into the Company's Fifth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $300 million revolving credit facility and provides the Company with access to capital and improved financial flexibility. As of December 31, 2016, our liquidity of $457.4 million consisted of $170.2 million of cash and $287.2 million of availability under our revolving credit facility as compared to liquidity of $348.4 million as of December 31, 2015. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and larger acquisitions may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2016, our foreign subsidiaries held $26.4 million of cash. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally. Repatriation of this cash for domestic purposes could result in significant tax consequences.

Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, and the improvement of shareholder value. Our 2016 acquisition of Nexus was funded by cash on hand. In 2015, our acquisition of RBI was funded through a combination of cash on hand and borrowings under the Company's revolving credit facility. These borrowings were repaid prior to the end of 2015.
These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or not available at acceptable terms, our future liquidity may be adversely affected.
Cash Flows
The following table sets forth selected cash flow data for the years ended December 31 (in thousands):

	2016	2015
Cash provided by (used in):
Operating activities of continuing operations	$122,738	$86,684
Investing activities of continuing operations	(23,870)	(125,340)
Financing activities of continuing operations	2,597	(184)
Discontinued operations	—	—
Effect of exchange rate changes	(146)	(2,912)
Net increase (decrease) in cash and cash equivalents	$101,319	$(41,752)
During the year ended December 31, 2016, we generated net cash from operating activities totaling $122.7 million, comprised of net income from continuing operations of $33.7 million plus non-cash net charges totaling $52.7 million that included depreciation, amortization, deferred income taxes, stock compensation, non-cash exit activity costs, intangible asset impairment charges and the loss on sale of a business, along with a decrease in working capital and other net assets of $36.3 million. Net cash provided by continuing operations for 2015 was $86.7 million and was primarily driven by non-cash net charges totaling $43.5 million that included depreciation, amortization, deferred income taxes, stock compensation, non-cash exit activity costs and intangible asset impairment charges, along with income from continuing operations of $23.5 million and a decrease in working capital and other net assets of $19.7 million.
During 2016, the cash provided by working capital and other net assets of $36.3 million included $37.8 million, $11.8 million and $2.5 million decreases in accounts receivable, inventory, and, other current assets and other assets, respectively, along with a $1.3 million increase in accrued expenses and other non-current liabilities, offset by a $17.1 million decrease in accounts payable. The decrease in accounts receivable, which includes costs in excess of billings on contracts, is a direct result of the seasonality of customer contracts and related payments received that impact our business. The decrease in inventory is due to the Company's continued 80/20 simplification process efforts, which has resulted in the discontinuation of less profitable product lines and the corresponding disposal of inventory associated with those product lines. The $2.5 million decrease in other current assets and other assets is primarily due to a receivable collected pertaining to the completion of a discrete two-year contract for cluster mailboxes at the end of 2015. The increase in accrued expenses and other non-current liabilities was largely due to the increase in liabilities for equity based incentive plans resulting from stronger performance of the Company's financial results and stock price in 2016 offset by billings in excess of costs related to the timing of customer contracts. The current year provision for income taxes, which is partially offset by net tax benefits of $6.7 million resulting from the sale of our European industrial manufacturing business, also contributed to the increase in accrued expenses and other non-current liabilities. Accounts payable decreased due to the timing of vendor payments made near year end.
Net cash used in investing activities for 2016 of $23.9 million primarily consisted of $21.1 million of net cash paid for the acquisition of Nexus, along with capital expenditures of $10.8 million and $2.3 million paid for the final RBI acquisition purchase adjustment partially offset by net proceeds of $8.3 million received from the sale of our European industrial manufacturing business. Net cash used in investing activities for 2015 of $125.3 million primarily consisted of $140.6 million of net cash paid for the acquisition of RBI and capital expenditures of $12.4 million partially offset by $26.5 million received from the sale-leaseback of a property.
Net cash provided by financing activities for 2016 of $2.6 million consisted of proceeds received from the issuance of common stock of $3.3 million and a tax benefit from equity compensation of $1.2 million offset by the purchase of treasury stock of $1.5 million and payments of long-term debt borrowings of $0.4 million. Net cash used in financing activities for 2015 of $0.2 million primarily consisted of debt issuance cost payments of $1.2 million, the purchase of treasury stock of $1.0 million, payments of long-term debt borrowings, net of proceeds, of $0.4 million, offset by the proceeds received from the issuance of common stock of $1.8 million and a tax benefit from equity compensation of $0.6 million.
Senior Credit Agreement and Senior Subordinated Notes
Our Senior Credit Agreement is committed through December 9, 2020. Borrowings under the 2015 Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company can request additional financing from the banks to increase the revolving credit facility to $500 million or enter into a term loan of up to $200 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of December 31, 2016, the Company is in compliance with all three covenants.

Interest rates on the revolving credit facility are based on the LIBOR plus an additional margin that ranges from 1.25% to 2.25% for LIBOR loans based on the Total Leverage Ratio. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.20% and 0.30% based on the Total Leverage Ratio and the daily average undrawn balance.
As of December 31, 2016, we had $287.2 million of availability under the Senior Credit Agreement net of outstanding letters of credit of $12.8 million. To finance the acquisition of RBI in the second quarter of 2015, we borrowed amounts under the revolving credit facility which were repaid prior to the end of 2015. No amounts were outstanding under our revolving credit facility as of December 31, 2016, or our predecessor credit facility as of December 31, 2015.
In addition to our Senior Credit Agreement, the Company issued $210.0 million of 6.25% Notes in January 2013 which are due February 1, 2021. Provisions of the 6.25% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits and interest is paid semiannually on February 1 and August 1 of each year.
Off Balance Sheet Arrangements
The Company does not have any off balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
The following table summarizes by category our Company’s expected future cash outflows associated with contractual obligations in effect at December 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Fixed rate debt	$210,000	$—	$—	$210,000	$—
Interest on fixed rate debt	53,594	13,125	26,250	14,219	—
Operating lease obligations	36,283	11,377	16,020	6,105	2,781
Pension and other post-retirement payments	5,934	1,214	1,204	968	2,548
Management stock purchase plan (1)	8,161	2,346	4,576	1,128	111
Variable rate debt (including interest) (2)	2,877	420	831	819	807
Performance stock unit awards	17,241	—	17,241	—	—
Other	636	304	299	—	33
Total	$334,726	$28,786	$66,421	$233,239	$6,280

(1)    Includes amounts due to retired participants of the Management Stock Purchase Plan (MSPP). Excludes the future payments due to active participants of the MSPP, which represents a liability of $20.2 million as of December 31, 2016. The timing of future payments to active participants cannot be accurately estimated as we are uncertain of when active participants’ service to the Company will terminate. Active participants includes those with pending retirements. Our policy does not recognize the contractual obligation until the participant has officially retired.
(2)    Calculated using the interest rate in effect of 0.77% at December 31, 2016.
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
A summary of the Company’s significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Our most critical accounting policies include:

•	revenue recognition on contracts;

•	valuation of accounts receivable;

•	valuation of inventory;

•	the allocation of the purchase price of acquisitions to the fair value of acquired assets and liabilities;

•	the assessment of recoverability of depreciable and amortizable long-lived assets;

•	the assessment of recoverability of goodwill and other indefinite-lived intangible assets; and

•	accounting for income taxes and deferred tax assets and liabilities.
Management reviews these estimates, including the allowance for doubtful accounts and inventory reserves, on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Revenue Recognition on Contracts
The vast majority of our sales agreements are for standard products and services, with revenue recognized on the accrual basis at the time of shipment of goods, transfer of title and customer acceptance, where required. However, revenue representing 26% and 17% of 2016 and 2015 consolidated net sales was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition only pertains to the activities of RBI which was acquired on June 9, 2015.

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

Valuation of Accounts Receivable
Our accounts receivable represent those amounts that have been billed to our customers but not yet collected, as well as, costs in excess of billings which principally represent revenues recognized on contracts that were not billable as of the balance sheet date. As of December 31, 2016 and 2015, allowances for doubtful accounts of $5.3 million and $4.9 million were recorded, or approximately 4% and 3% of gross accounts receivable for both periods, respectively. We record an allowance for doubtful accounts based on the portion of those accounts receivable that we believe are potentially uncollectible based on various factors, including experience, creditworthiness of customers, and current market and economic conditions. If the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Changes in judgments on these factors could impact the timing of costs recognized.
Valuation of Inventories
We record our inventories at the lower of cost or net realizable value. We determine the cost basis of our inventory on a first-in, first-out basis using a standard cost methodology that approximates actual cost. On a regular basis, we calculate an estimated market value of our inventory, considered to be the prevailing selling price for the inventory less the cost to complete and sell the product. We compare the current carrying value of our inventory to the estimated market value to determine whether a reserve to value inventory at the lower of cost or net realizable value is necessary. We recorded insignificant charges during the three year period ended December 31, 2016 to value our inventory at the lower of cost or net realizable value.
We regularly review inventory on hand and record provisions for excess, obsolete, and slow-moving inventory based on historical and current sales trends. We recorded reserves for excess, obsolete, and slow-moving inventory of $3.8 million and $7.4 million at December 31, 2016 and 2015, respectively, or approximately 4% and 6% of gross inventories for 2016 and 2015, respectively. Changes in product demand and our customer base may affect the value of inventory on hand, which may require higher provisions for obsolete inventory.
In addition, as a result of the Company's 80/20 simplification initiative and portfolio management, we have identified low-volume, internally-produced products which have been or will be planned to be outsourced or discontinued. We have recorded charges of $3.6 million and $5.9 million during the years ended December 31, 2016 and 2015, respectively, related to the write-down of inventory associated with either discontinued product lines or the reduction of manufactured goods offered within a product line. These assets were written down to their sale or scrap value, and were subsequently sold or disposed of. Further simplification initiatives in 2017 could be identified which may result in additional write-downs of inventory.
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
In 2016, after completing the recoverability test, none of the Company's reporting unit's future undiscounted cash flows were less than the carrying amount of its assets. However, as a result of the Company's 80/20 simplification initiative and portfolio management, we have identified low-volume, internally-produced products which have been or will be planned to be outsourced or discontinued. We have recorded charges of $3.9 million and $2.6 million during the years ended December 31, 2016 and 2015, respectively, related to the impairment of property, plant and equipment associated with either discontinued product lines or the reduction of manufactured goods offered within a product line. These assets were written down to their sale or scrap value, and were subsequently sold or disposed of. Further simplification initiatives in 2017 could be identified which may result in additional impairments.
Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing
Testing Methodology
Our goodwill and indefinite-lived intangible asset balances of $304.0 million and $44.7 million, respectively, or 38% of total assets as of December 31, 2016, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.
We test goodwill for impairment at the reporting unit level. We identify our reporting units by assessing whether the components of our Company constitute businesses for which discrete financial information is available and segment manage-ment regularly reviews the operating results of those components.
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
The fair value of each reporting unit is determined using two valuation techniques: an income approach and a market approach. The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted average cost of capital ("WACC") used to discount future cash flows. The WACC is calculated based upon the capital structure of market participants in the Company’s peer group. The market approach consisted of applying the Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") multiple to the forecasted EBITDA to be generated in the next two years. The market approach also relied on the same significant assumptions used in the discounted cash flow model, consisting of revenue growth rates and profit margins based on internal forecasts and the EBITDA multiple selected from an analysis of peer companies. Similar to the WACC analysis, we assessed the risk of each reporting unit achieving its forecasts with consideration given to how each reporting unit has performed historically compared to forecasts.
Annual Impairment Testing
For the first nine months ended September 30, 2016, we concluded that no indicators of impairment existed at interim dates and did not perform any interim impairment tests related to goodwill and indefinite-lived intangible assets. The Company performed its annual impairment test as of October 31, 2016 during which we tested goodwill and other indefinite-lived intangible assets for impairment.
The 2016 annual quantitative goodwill impairment test examined nine of the ten reporting units and used the two valuation technique methodologies noted above (income and market approaches), and WACC calculation employed in prior years. The following table summarizes the WACC and EBITDA multiple ranges used during the annual goodwill impairment test performed during 2016:

	Residential and I&I Products Segment	Renewable Energy & Conservation Segment
	All Reporting Units	Greenhouse Reporting Unit	Solar Reporting Unit
Date of Impairment Test	WACC
October 31, 2016	12.4% to 13.0%	15.1%	16.1%
October 31, 2015	11.3% to 13.1%	*nmf	*nmf

October 31, 2016	EBITDA Multiple	EBITDA Multiple	EBITDA Multiple
2017 EBITDA forecast	8.6 - 9.35	7.6	*nmf
2016 EBITDA forecast	7.0 - 7.75	5.7	*nmf
*nmf - Market Multiples approach was deemed not meaningful for Solar Reporting Unit since we do not utilize peer comparisons, but rather use venture capital rates.
As a result of our quantitative testing, none of the reporting units with goodwill as of our testing date had carrying values in excess of their fair values, nor were at risk of impairment. However, subsequent to our annual impairment testing, the Company discontinued its European residential solar racking business which resulted in an impairment charge against goodwill of $0.9 million. There were no impairment charges against goodwill recorded as of December 31, 2015. The Company recorded impairment charges against goodwill of $104.6 million as of December 31, 2014.
The October 31, 2016 goodwill impairment test includes significant assumptions. We analyzed several macroeconomic indicators that impact each reporting unit to provide a reasonable estimate of revenue growth in future periods. We considered these forecasts in developing each reporting unit’s revenue growth rates over the next five years depending on the level of correlation between macroeconomic factors and net sales for each reporting unit. We concluded that this approach provided a reasonable estimate of long-term revenue growth and cash flows for each reporting unit.
Operating margins used to estimate future cash flows are based on margins generated during the past few years, adjusted for consolidation of facilities, cost reductions and restructuring activities, including our 80/20 simplification processes.
In addition to revenue growth and operating margin forecasts, the discounted cash flow model used to estimate the fair value of each reporting unit also uses assumptions for the amount of working capital needed to support each reporting unit. We forecasted stable to modest improvement in working capital management for future periods at each reporting unit based on past performance. We continue to maintain low levels of working capital management through our 80/20 simplification process, a strong focus on strategic investments of capital and by portfolio management. Our days of working capital ratio was 50 days for the year ended December 31, 2016. We believe continued improvement in our ability to manage working capital will allow us to increase the cash flow generated from each reporting unit.
The terminal value of each reporting unit was based on a projected terminal year of forecasted cash flows in our discounted cash flow model. We made an assumption that cash flows would grow 3.0% each year thereafter in the North American markets based on our approximation of gross domestic product growth. This assumption was based on a third-party forecast of future economic growth over the long-term.

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
As noted above, we used two commonly accepted valuation techniques to estimate a fair value for each reporting unit. The estimated fair value for each reporting unit was calculated using a weighted average between the calculated amounts determined under the income approach and the market approach. We weighted the income approach more heavily (67%) as the technique uses a long-term approach that considers the expected operating profit of each reporting unit during periods where macroeconomic indicators are nearer historical averages. We weighted the remaining (33%) using the market approach which values the reporting units using forecasted 2016 and 2017 EBITDA values based on current economic conditions and takes a more short-term approach. We believe the income approach considers the expected recovery in our end markets better than the market approach. Therefore, we concluded that the income approach more accurately estimated the fair value of the reporting units as it considers earnings potential during a longer term and does not use the short-term perspective used by the market approach. Accordingly, we concluded that the market participants who execute transactions to sell or buy a business in the current economic environment would place greater emphasis on the income approach.
Indefinite-Lived Intangibles
We test our intangible assets for impairment by comparing the fair value of the indefinite-lived intangible asset, determined using a discounted cash flow model, with its carrying amount. The assumptions used to determine the fair value of our indefinite-lived intangible assets are consistent with the assumptions employed in the determination of the fair values of our reporting units. An impairment loss would be recognized for the carrying amount in excess of its fair value. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method. During 2016, the Company recognized indefinite-lived intangible asset impairment charges of $9,000,000, of which $7,800,000 of these impairment charges related to the Company's discontinued European residential solar racking business and U.S. bar grating product line and $1,200,000 were recognized as a result of the Company's annual impairment test. The Company recognized impairment charges related to indefinite-lived intangible assets during the annual test for 2015 and 2014 of $4,863,000 and $2,700,000, respectively.
Accounting for Income Taxes and Deferred Tax Assets and Liabilities
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowances. Our effective tax rates differ from the statutory rate due to the impact of permanent differences between income or loss reported for financial statement purposes and tax purposes, provisions for uncertain tax positions, state taxes, and income generated by international operations. Our effective tax rate was 32.5% for the year ended December 31, 2016. The effective tax rates were 36.7% and 3.5% for the years ended December 2015 and 2014, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and vice versa. Changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof may also adversely affect our future effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
Regarding deferred income tax assets, we maintained a valuation allowance of $1.4 million and $0.8 million as of December 31, 2016 and 2015, respectively, due to uncertainties related to our ability to realize these assets, primarily consisting of state net operating losses and other deferred tax assets. The valuation allowances are based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. If market conditions improve and future results of operations exceed our current expectations, our existing tax valuation allowances may be adjusted. Alternatively, if market conditions deteriorate further or future operating results do not meet expectations, future assessments may result in a determination that some or all of the deferred tax assets are not realizable. As a result, we may need to establish additional tax valuation allowances for all or a portion of the gross deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.
It is our policy to classify estimated interest and penalties due to tax authorities as income tax. Insignificant amounts of interest and penalties were recognized in the provision for income taxes for the years ended December 31, 2016, 2015 and 2014. Additionally, we classify tax credits as a reduction to income tax expense.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based on the technical merits of each position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 31, 2016 and 2015, the liability for uncertainty in income tax positions was $3.5 million and $3.9 million, respectively. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Recent Accounting Pronouncements
See Note 1 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information on recent accounting pronouncements.

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

We rely on major suppliers for our supply of raw materials. During 2016, we purchased our raw materials from domestic and foreign suppliers in an effort to purchase the lowest cost material as possible.

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on our 2016 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative building products, which could impact our ability to pass commodity costs to our customers.

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

The Company entered into commodity options during 2014. The Company believes these instruments mitigate exposure in aluminum prices. Derivative accounting guidance requires that derivative instruments be recognized as either assets or liabilities at fair value. The Company does not utilize the special election provided for under the accounting guidance for these commodity options and therefore, they are recorded at fair value through earnings as their fair value changes.

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
At December 31, 2016, our fixed rate debt consisted primarily of $210.0 million of our 6.25% Notes. The Company’s $210.0 million of 6.25% Notes were issued in January 2013 and are due February 1, 2021.
Our variable rate debt consists primarily of the revolving credit facility under the Senior Credit Agreement, which was amended and restated on December 9, 2015, and other debt. No amounts are outstanding on the revolving credit facility as of December 31, 2016. Borrowings under the revolving credit facility bear interest at a variable interest rate based upon the LIBOR plus an additional margin. A hypothetical 1% increase or decrease in interest rates would have changed the 2016 interest expense by less than $0.1 million.
Foreign Exchange Risk
The Company has foreign exchange risk due to our international operations, primarily in Canada and Asia and through sales and purchases from foreign customers and vendors. Changes in the values of currencies of foreign countries affect our financial position and cash flows when translated into U.S. dollars. The Company principally manages its exposures to many of these foreign exchange rate risks solely through management of its core business activities. We cannot accurately calculate the pre-tax impact that a one percent change in the exchange rates of foreign currencies would have on our 2016 operating results as the changes in exchange rates would impact the cost of materials, the U.S. dollar revenue equivalents, and potentially the prices offered to our overseas customers.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded as a component of equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as, amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Industries, Inc. at December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 21, 2017

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net sales	$1,007,981	$1,040,873	$862,087
Cost of sales	763,219	853,897	722,042
Gross profit	244,762	186,976	140,045
Selling, general, and administrative expense	161,623	134,028	102,492
Intangible asset impairment	10,175	4,863	107,970
Income (loss) from operations	72,964	48,085	(70,417)
Interest expense	14,577	15,003	14,421
Other expense (income)	8,404	(4,018)	(88)
Income (loss) before taxes	49,983	37,100	(84,750)
Provision for (benefit of) income taxes	16,264	13,624	(2,958)
Income (loss) from continuing operations	33,719	23,476	(81,792)
Discontinued operations:
Loss before taxes	(70)	(44)	(51)
Benefit of income taxes	(26)	(16)	(19)
Loss from discontinued operations	(44)	(28)	(32)
Net income (loss)	$33,675	$23,448	$(81,824)
Net earnings per share – Basic:
Income (loss) from continuing operations	$1.07	$0.75	$(2.63)
Loss from discontinued operations	—	—	—
Net income (loss)	$1.07	$0.75	$(2.63)
Weighted average shares outstanding – Basic	31,536	31,233	31,066
Net earnings per share – Diluted:
Income (loss) from continuing operations	$1.05	$0.74	$(2.63)
Loss from discontinued operations	—	—	—
Net income (loss)	$1.05	$0.74	$(2.63)
Weighted average shares outstanding – Diluted	32,069	31,545	31,066

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$33,675	$23,448	$(81,824)
Other comprehensive income (loss):
Foreign currency translation adjustment	6,945	(6,228)	(4,364)
Reclassification of loss on cash flow hedges, net of tax	—	143	(143)
Adjustment to retirement benefit liability, net of tax	55	49	(24)
Adjustment to post-retirement healthcare benefit liability, net of tax	695	171	(1,435)
Other comprehensive income (loss)	7,695	(5,865)	(5,966)
Total comprehensive income (loss)	$41,370	$17,583	$(87,790)

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$170,177	$68,858
Accounts receivable, net	124,072	164,969
Inventories	89,612	107,058
Other current assets	7,336	10,537
Total current assets	391,197	351,422
Property, plant, and equipment, net	108,304	118,932
Goodwill	304,032	292,390
Acquired intangibles	110,790	123,013
Other assets	3,922	4,015
	$918,245	$889,772
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$69,944	$89,204
Accrued expenses	70,392	67,605
Billings in excess of cost	11,352	28,186
Current maturities of long-term debt	400	400
Total current liabilities	152,088	185,395
Long-term debt	209,237	208,882
Deferred income taxes	38,002	42,654
Other non-current liabilities	58,038	42,755
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 32,085 and 31,779 shares outstanding in 2016 and 2015	320	317
Additional paid-in capital	264,418	253,458
Retained earnings	211,748	178,073
Accumulated other comprehensive loss	(7,721)	(15,416)
Cost of 530 and 484 common shares held in treasury in 2016 and 2015	(7,885)	(6,346)
Total shareholders’ equity	460,880	410,086
	$918,245	$889,772

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$33,675	$23,448	$(81,824)
Loss from discontinued operations	(44)	(28)	(32)
Income (loss) from continuing operations	33,719	23,476	(81,792)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,114	30,548	25,432
Intangible asset impairment	10,175	4,863	107,970
Loss on sale of business	8,763	—	—
Stock compensation expense	6,373	3,891	3,150
Net (gain) loss on sale of assets	(42)	(6,431)	45
Exit activity costs (recoveries), non-cash	7,530	8,504	(455)
Benefit of deferred income taxes	(4,893)	(2,051)	(6,640)
Other, net	685	4,222	60
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	37,828	(17,215)	(14,323)
Inventories	11,782	22,271	(8,599)
Other current assets and other assets	2,511	759	(2,456)
Accounts payable	(17,060)	(5,157)	11,205
Accrued expenses and other non-current liabilities	1,253	19,004	(1,014)
Net cash provided by operating activities of continuing operations	122,738	86,684	32,583
Net cash used in operating activities of discontinued operations	—	—	(41)
Net cash provided by operating activities	122,738	86,684	32,542
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(10,779)	(12,373)	(23,291)
Acquisitions, net of cash acquired	(23,412)	(140,621)	—
Net proceeds from sale of property and equipment	953	26,500	5,992
Net proceeds from sale of business	8,250	—	—
Other, net	1,118	1,154	277
Net cash used in investing activities	(23,870)	(125,340)	(17,022)
Cash Flows from Financing Activities
Long-term debt payments	(400)	(73,642)	(407)
Proceeds from long-term debt	—	73,242	—
Payment of debt issuance costs	(54)	(1,166)	(35)
Purchase of treasury stock at market prices	(1,539)	(956)	(575)
Excess tax benefit from stock compensation	1,249	537	100
Net proceeds from issuance of common stock	3,341	1,801	595
Net cash provided by (used in) financing activities	2,597	(184)	(322)
Effect of exchange rate changes on cash	(146)	(2,912)	(1,627)
Net increase (decrease) in cash and cash equivalents	101,319	(41,752)	13,571
Cash and cash equivalents at beginning of year	68,858	110,610	97,039
Cash and cash equivalents at end of year	$170,177	$68,858	$110,610

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2013	31,131	$311	$243,389	$236,449	$(3,585)	395	$(4,815)	$471,749
Net loss	—	—	—	(81,824)	—	—	—	(81,824)
Foreign currency translation adjustment	—	—	—	—	(4,364)	—	—	(4,364)
Adjustment to retirement benefit liability, net of taxes of $9	—	—	—	—	(24)	—	—	(24)
Adjustment to post-retirement healthcare benefit liability, net of taxes of $830	—	—	—	—	(1,435)	—	—	(1,435)
Unrealized loss on cash flow hedges, net of tax of $82	—	—	—	—	(143)	—	—	(143)
Stock compensation expense	—	—	3,150	—	—	—	—	3,150
Excess tax benefit from stock compensation	—	—	100	—	—	—	—	100
Net settlement of restricted stock units	136	1	(1)	—	—	34	(575)	(575)
Issuance of restricted stock	22	—	—	—	—	—	—	—
Stock options exercised	53	1	594	—	—	—	—	595
Balance at December 31, 2014	31,342	$313	$247,232	$154,625	$(9,551)	429	$(5,390)	$387,229
Net income	—	—	—	23,448	—	—	—	23,448
Foreign currency translation adjustment	—	—	—	—	(6,228)	—	—	(6,228)
Adjustment to retirement benefit liability, net of taxes of $26	—	—	—	—	49	—	—	49
Adjustment to post-retirement healthcare benefit liability, net of taxes of $99	—	—	—	—	171	—	—	171
Unrealized loss on cash flow hedges, net of tax of $82	—	—	—	—	143	—	—	143
Stock compensation expense	—	—	3,891	—	—	—	—	3,891
Excess tax benefit from stock compensation	—	—	537	—	—	—	—	537
Net settlement of restricted stock units	297	3	(3)	—	—	55	(956)	(956)
Issuance of restricted stock	21	—	—	—	—	—	—	—
Stock options exercised	119	1	1,801	—	—	—	—	1,802
Balance at December 31, 2015	31,779	$317	$253,458	$178,073	$(15,416)	484	$(6,346)	$410,086
Net income	—	—	—	33,675	—	—	—	33,675
Foreign currency translation adjustment	—	—	—	—	6,945	—	—	6,945
Adjustment to retirement benefit liability, net of taxes of $24	—	—	—	—	55	—	—	55
Adjustment to post-retirement healthcare benefit liability, net of taxes of $406	—	—	—	—	695	—	—	695
Stock compensation expense	—	—	6,373	—	—	—	—	6,373
Excess tax benefit from stock compensation	—	—	1,249	—	—	—	—	1,249
Net settlement of restricted stock units	131	1	(1)	—	—	46	(1,539)	(1,539)
Stock options exercised	175	2	3,339	—	—	—	—	3,341
Balance at December 31, 2016	32,085	$320	$264,418	$211,748	$(7,721)	530	$(7,885)	$460,880

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The consolidated financial statements include the accounts of Gibraltar Industries, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue recognition
The majority of the Company's revenue is recognized when products are shipped or service is provided, the customer takes ownership and assumes the risk of loss, collection of the corresponding receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Sales returns, allowances, and customer incentives, including rebates, are treated as reductions to sales and are provided for based on historical experience and current estimates.
Revenues representing 25.8% and 16.7% of sales for the years ended December 31, 2016 and 2015, respectively, was recognized under the percentage of completion accounting method as calculated by the cost-to-cost measurement method on contracts. No revenue in 2014 was recognized under the percentage of completion method. The recognition of revenue under this method is utilized by RBI Solar, Inc., Rough Brothers Manufacturing, Inc., and affiliates (collectively "RBI") which was acquired on June 9, 2015.
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
Cash and cash equivalents
All highly liquid investments with a maturity of three months or less are considered cash equivalents.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are composed of trade and contract receivables recorded at either the invoiced amount or costs in excess of billings, are expected to be collected within one year, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of uncollectible accounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including historical experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The following table summarizes activity recorded within the allowance for doubtful accounts balances for the years ended December 31 (in thousands):

	2016	2015	2014
Beginning balance	$4,868	$4,280	$4,774
Bad debt expense	2,519	1,404	1,095
Accounts written off and other adjustments	(2,115)	(816)	(1,589)
Ending balance	$5,272	$4,868	$4,280
Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. As of December 31, 2016, the Company's most significant customer included a home improvement retailer. As of December 31, 2015, the Company's two most significant customers included a home improvement retailer and a postal authority. The home improvement retailer purchases from the Residential Products and Renewable Energy and Conservation segments. The postal authority purchased from the Residential Products segment. Accounts receivable as a percentage of consolidated accounts receivable from the home improvement retailer as of December 31, 2016 was 13.7%. Accounts receivable as a percentage of consolidated accounts receivable from the home improvement retailer and a postal authority as of December 31, 2015, were 11.8% and 5.5%, respectively.
Net sales as a percentage of consolidated net sales to the home improvement retailer were 11% , 11% and 12% for the years ended December 31, 2016, 2015 and 2014, respectively. Note 2 "Accounts Receivable" contains additional information on the Company's accounts receivable.
Inventories
Inventories are valued at the lower of cost, determined using the first-in, first-out method, or net realizable value. Shipping and handling costs are recognized as a component of cost of sales.
Property, plant, and equipment
Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Interest is capitalized in connection with construction of qualified assets. Expenditures that exceed an established dollar threshold and that extend the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. The estimated useful lives of land improvements, buildings, and building improvements are 15 to 40 years, while the estimated useful lives for machinery and equipment are 3 to 20 years.
The table below sets forth the amount of interest capitalized and depreciation expense recognized during the years ended December 31 (in thousands):

	2016	2015	2014
Capitalized interest	$138	$166	$420
Depreciation expense	$14,477	$17,869	$19,712
Acquisition related assets and liabilities
Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most complex estimations of individual fair values are those involving long-lived assets, such as property, plant, and equipment and intangible assets. The Company uses all available information to make these fair value determinations and, for major business acquisitions, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.
Goodwill and other intangible assets
The Company tests goodwill for impairment at the reporting unit level on an annual basis at October 31, or more frequently if an event occurs, or circumstances change, that indicate that the fair value of a reporting unit could be below its carrying value. The reporting units are at the component level, or one level below the operating segment level. Goodwill is assigned to each reporting unit as of the date the reporting unit is acquired and based upon the expected synergies of the acquisition.
The Company may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for some or all of our selected reporting units. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of the Company's reporting units.
The quantitative impairment test consists of comparing the fair value of a reporting unit, determined using two valuation techniques, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and any loss must be measured.
The Company also tests its indefinite-lived intangible assets for impairment on an annual basis as of October 31, or more frequently if an event occurs, or circumstances change, that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying value. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows on a relief-from-royalty basis, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. Acquired identifiable intangible assets are recorded at cost. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives.
Impairment of long-lived assets
Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. In specific situations, when the Company has selected individual assets to be sold or scrapped, the Company obtains market value data for those specific assets and measures and records the impairment loss based on such data. Otherwise, the Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. The Company recognized impairment charges related to intangible assets during the years ended December 31, 2016, 2015 and 2014. In addition, the Company recognized a number of impairment charges related to restructuring plans during the three year period ended December 31, 2016 as described in Note 15 of the consolidated financial statements.
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

Advertising
The Company expenses advertising costs as incurred. For the years ended December 31, 2016, 2015 and 2014, advertising costs were $5,100,000, $4,700,000 and $4,000,000, respectively.

Research and Development
The Company expenses research and development costs as incurred. For the years ended December 31, 2016, 2015 and 2014, research and development costs were $2,200,000, $866,000 and $60,000, respectively.
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

Equity-based compensation
The Company measures the cost of equity-based compensation based on grant date fair value and recognizes the cost over the period in which the employee is required to provide service in exchange for the award. Equity-based compensation consists of grants of stock options, deferred stock units, restricted stock, restricted stock units, and performance stock units. Equity-based compensation expense is included as a component of selling, general, and administrative expenses. The Company’s equity-based compensation plans are discussed in more detail in Note 12 of the consolidated financial statements.

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
In June 2014, the Company determined that it no longer required full use of the available space on one of its real estate properties. The Company entered into a transaction to sell the property to an independent third party for $4,500,000, and lease back a portion of the building from the purchaser. The Company leased back approximately 50% of the building under a five year operating lease agreement. In accordance with U.S. generally accepted accounting principles, the Company accounted for the transaction as a sale-leaseback. The net present value of the Company's future minimum lease payments of $892,000 were greater than the gain on sale of $829,000. As such, the gain was deferred and is being amortized on a straight-line basis over the five year life of the lease. The minimum lease payment in the first year is $202,000 and escalates at 3% over the remaining four years.
These amounts have been included in the future minimum lease payments table in Note 18 of the consolidated financial statements.

Recent accounting pronouncements

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) And All Related ASUs
The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. The provisions of the standard, as well as all subsequently issued clarifications to the standard, are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The standard can be adopted using either a full retrospective or modified retrospective approach.

The Company currently believes the most significant impact relates to the revenue recognition for custom fabricated products within the Company's Industrial and Infrastructure Products segment. Under this standard, the Company expects custom fabricated products in the Industrial and Infrastructure Products segment to recognize revenue on an over time basis, which is a change from our current revenue recognition policy of point-in-time basis. The Company expects revenue recognition related to the remaining Industrial and Infrastructure Products segment, Residential Products segment and Renewable Energy and Conservation segment to remain substantially unchanged upon adoption of this standard. The Company has identified and is in the process of implementing appropriate changes to the Company's business processes, systems and internal controls to support recognition and disclosure under this standard. The transition method to be adopted by the Company is still currently being evaluated. The Company has not yet completed the process of quantifying the effects of any changes that will result from adoption.

Date of adoption: Q1 2018

ASU No. 2014-15 Presentation of Financial Statements — Going Concern
The standard requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The provisions of the standard are effective for fiscal years beginning after December 15, 2016. Early adoption is permitted.

The Company adopted this standard and it did not have any impact of the Company's consolidated financial statements. Date of adoption: Q4 2016
ASU No. 2015-11 Inventory (Topic 330)
The standard requires measurement of inventory as the lower of cost and net realizable value. The provisions of the standard are effective for fiscal years beginning after December 15, 2016. Early adoption is permitted, and may be applied prospectively.
The Company adopted this standard and it did not have any impact of the Company's consolidated financial statements. Date of adoption: Q4 2016
ASU No. 2016-02 Leases (Topic 842)
The standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet. The provisions of the standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.
The Company is currently evaluating the requirements of this standard and has not yet determined its impact on the Company's consolidated financial statements. Date of adoption: Q1 2019
ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The standard simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The provisions of this standard are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted.
The Company has determined this standard will not have a material impact on the Company's consolidated financial statements. Date of adoption: Q1 2017

ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
The standard provides guidance on eight specific cash flow issues to reduce diversity in reporting. The provisions of this standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted.
The Company is currently evaluating the requirements of this standard and has not yet determined its impact on the Company's consolidated financial statements. Date of adoption: Q1 2018
ASU No. 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
The standard allows an entity to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The provisions of this standard are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.
The Company is currently evaluating the requirements of this standard and has not yet determined its impact on the Company's consolidated financial statements. Date of adoption: Q1 2018
ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The standard eliminates the "Step 2" analysis to determine the amount of impairment realized when a reporting unit's carrying amount exceeds its fair value in its "Step 1" analysis of accounting for impairment of goodwill. The impairment charge would be the amount determined in "Step 1." The provisions of this standard are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.
The Company has determined this standard will not have a material impact on the Company's consolidated financial statements. Date of Adoption: Q1 2017
We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.
2. ACCOUNTS RECEIVABLE
Accounts receivable at December 31 consisted of the following (in thousands):

	2016	2015
Trade accounts receivable	$81,193	$102,277
Contract receivables:
Amounts billed	41,569	53,830
Costs in excess of billings	6,582	13,730
Total contract receivables	48,151	67,560
Total accounts receivables	129,344	169,837
Less allowance for doubtful accounts	(5,272)	(4,868)
Accounts receivable	$124,072	$164,969
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

3. INVENTORIES
Inventories at December 31 consisted of the following (in thousands):

	2016	2015
Raw material	$41,758	$47,117
Work-in-process	12,268	16,238
Finished goods	35,586	43,703
Total inventories	$89,612	$107,058
The following table summarizes activity recorded within the reserve for excess, obsolete and slow moving inventory for the years ended December 31 (in thousands):

	2016	2015	2014
Beginning balance	$7,428	$5,575	$5,570
Excess, obsolete and slow moving inventory expense	(239)	1,539	731
Scrapped inventory and other adjustments	(3,388)	314	(726)
Ending balance	$3,801	$7,428	$5,575
4. PROPERTY, PLANT, AND EQUIPMENT
Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2016	2015
Land and land improvements	$7,102	$6,520
Building and improvements	50,283	47,775
Machinery and equipment	212,774	234,336
Construction in progress	2,202	4,112
Property, plant, and equipment, gross	272,361	292,743
Less: accumulated depreciation	(164,057)	(173,811)
Property, plant, and equipment, net	$108,304	$118,932
5. ACQUISITIONS
2016 Acquisition
On October 11, 2016, the Company acquired all of the outstanding stock of Nexus Corporation ("Nexus"). Nexus is a leading provider of commercial-scale greenhouses to customers in the United States.

The acquisition of Nexus is expected to enable the Company to strengthen its position in the commercial greenhouse market in the United States. The results of Nexus have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Renewable Energy and Conservation segment). The preliminary aggregate purchase consideration for the acquisition of Nexus was $24,594,000 as of December 31, 2016, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. A working capital adjustment of $93,000 was received by the Company during the fourth quarter of 2016. The remaining estimated purchase adjustment of $1,000,000 will be paid during 2017 and included in investing activities in the consolidated statement of cash flows. As of December 31, 2016, it is included in the consolidated balance sheet within accrued expenses.

The preliminary purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $12,283,000, of which all is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the building products markets.

The allocation of the preliminary purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$2,495
Working capital	(1,109)
Property, plant, and equipment	4,702
Acquired intangible assets	6,200
Other assets	23
Goodwill	12,283
Fair value of purchase consideration	$24,594

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Estimated Useful Life
Trademarks	$3,200	Indefinite
Technology	1,300	15 years
Customer relationships	800	11 years
Backlog	900	0.25 years
Total	$6,200
2015 Acquisition
On June 9, 2015, the Company acquired all of the outstanding stock of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI." RBI has established itself during the past seven years among North America’s fastest-growing providers of racking and mounting systems for solar energy installations and is among the largest commercial greenhouse manufacturers in North America.

RBI is a full service provider that engineers, manufactures and installs racking systems for solar power developers, contractors and companies. In addition, RBI designs and manufactures greenhouses for commercial, institutional and retail customers. The acquisition of RBI enables the Company to leverage its expertise in structural metals manufacturing, materials sourcing and logistics to help meet the fast-growing global demand for solar racking solutions. The results of RBI have been included in the Company’s consolidated financial results since the date of acquisition (within the Company's Renewable Energy and Conservation segment). The final aggregate purchase consideration for the acquisition of RBI was $147,585,000, which includes payments for working capital and certain other adjustments provided for in the stock purchase agreement. A working capital adjustment of $6,302,000 was paid by the Company during the third quarter of 2015. The remaining purchase adjustment of $2,314,000 was paid in the first quarter of 2016.

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
The 2016 acquisition of Nexus was funded from available cash on hand. The 2015 acquisition of RBI was financed through a combination of cash on hand and borrowings under the Company's revolving credit facility. The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations. The Company also recognized costs related to the sale of inventory at fair value as a result of allocating the purchase price of recent acquisitions.
All acquisition related costs consisted of the following for the years ended December 31 (in thousands):

	2016	2015	2014
Selling, general and administrative costs	$228	$732	$(1,594)
Cost of sales	81	230	206
Total acquisition related costs	$309	$962	$(1,388)

6. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Balance at December 31, 2014	$181,285	$54,759	$—	$236,044
Acquired goodwill	—	—	57,180	57,180
Foreign currency translation	—	(1,055)	221	(834)
Balance at December 31, 2015	$181,285	$53,704	$57,401	$292,390
Acquired goodwill	—	—	12,283	12,283
Impairment	—	—	(929)	(929)
Foreign currency translation	—	180	108	288
Balance at December 31, 2016	$181,285	$53,884	$68,863	$304,032
Goodwill is recognized net of accumulated impairment losses of $235,419,000 and $255,530,000 as of December 31, 2016 and 2015, respectively.
Annual Impairment Testing
The Company performed its annual goodwill impairment test as of October 31, 2016, 2015, and 2014. The Company did not recognize any impairment charges during 2016 or 2015 as a result of the annual goodwill impairment test. However, subsequent to the annual goodwill impairment test as of October 31, 2016, the Company discontinued its European residential solar racking business which resulted in an impairment charge against goodwill. During 2014, the Company incurred impairment charges as a result of the October 31 annual test.
During the October 31, 2016 impairment test, the Company conducted a quantitative analysis for nine of the ten reporting units identified for review. For the remaining reporting unit, Nexus, the Company conducted a qualitative test rather than a quantitative test due to the recent acquisition date of this reporting unit on October 11, 2016. As such, for purposes of the annual goodwill impairment test as of October 31, 2016, the Company concluded that the fair value was greater than the net book value of $23,300,000 million and a quantitative test was not required to be conducted.
Step one of the quantitative impairment test consists of comparing the fair value of a reporting unit with its carrying value including goodwill. The fair value of each reporting unit evaluated under the quantitative test was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital ("WACC"). The WACC is calculated based upon the capital structure of market participants in the Company’s peer groups. Other assumptions used to calculate fair value for each reporting unit include projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and market participants within its peer groups.
The following table summarizes the WACC calculation ranges used during the annual goodwill impairment tests performed during 2016 and 2015:

	Residential and I&I Products Segments	Renewable Energy & Conservation Segment
	All Reporting Units	Greenhouse Reporting Unit	Solar Reporting Unit
Date of Impairment Test	WACC	WACC	WACC
October 31, 2016	12.4% to 13.0%	15.1%	16.1%
October 31, 2015	11.3% to 13.1%	*nmf	*nmf
*nmf - For the October 31, 2015 annual impairment test, the Company performed a qualitative test vs. a quantitative test for goodwill impairment purposes. Therefore, a WACC percentage was not calculated for these reporting units.

As a result of our annual testing for 2016 and 2015, none of the reporting units with goodwill as of our testing date had carrying values in excess of their fair values. However, subsequent to the annual goodwill impairment test as of October 31, 2016, the Company discontinued its European residential solar racking business which resulted in an impairment charge against goodwill of $929,000 which was recorded for the year ended December 31, 2016. The Company did not record any goodwill impairment charges during 2015.
During our 2014 annual goodwill impairment test, we identified reporting units with carrying values in excess of fair value. Therefore, the Company initiated step two of the goodwill impairment test which involved calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to the fair value of its assets and liabilities other than goodwill, calculating an implied fair value of goodwill, and comparing the implied fair value to the carrying amount of goodwill. As a result of step two of the annual goodwill impairment test, the Company estimated that the implied fair value of goodwill for the reporting units was less than their carrying values by $104,565,000 for the year ended December 31, 2014 which has been recorded as impairment charges of which $90,330,000 was recorded in our Industrial and Infrastructure Products segment and the remaining $14,235,000 was recorded in our Residential Products segment.
Interim Impairment Testing
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. In 2016, 2015 and 2014, no indicators of impairment were identified as of interim dates; therefore, no interim tests were performed.
Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Useful Life
Indefinite-lived intangible assets:
Trademarks	$44,720	$—	$50,538	$—	Indefinite
Finite-lived intangible assets:
Trademarks	5,808	2,427	5,861	1,884	5 to 15 Years
Unpatented technology	26,720	10,041	28,072	10,656	5 to 20 Years
Customer relationships	78,569	33,585	85,419	35,673	5 to 17 Years
Non-compete agreements	1,649	623	3,107	1,771	4 to 10 Years
Backlog	900	900	6,480	6,480	.5 to 2 Years
	113,646	47,576	128,939	56,464
Total acquired intangible assets	$158,366	$47,576	$179,477	$56,464
The Company recognized impairment charges related to indefinite-lived trademark intangible assets for the years ended December 31, 2016, 2015 and 2014. The Company also recognized impairment charges related to finite-lived intangible assets for the years ended December 31, 2016 and 2014.
The Company recorded $9.0 million of impairment charges related to indefinite-lived intangibles during 2016. $7.8 million of impairment charges recorded for the year ended December 31, 2016 relate to the Company's discontinued European residential solar racking business and U.S. bar grating product line. The remaining $1.2 million were recognized as a result of the Company's annual impairment test of indefinite-lived intangibles. The impairment charges related to the indefinite-lived trademarks in 2015 and 2014 were recognized as a result of the Company’s annual impairment test of indefinite-lived intangibles. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method.
As a result of the Company's discontinued European solar racking business, the Company also recognized $0.2 million of impairment charges related to definite-lived intangibles. The 2014 impairment charges related to the finite-lived intangibles were recognized as a result of the estimated future discounted cash flows of the asset being less than its carrying value during the Company's annual impairment test. The fair value of the impaired finite-lived intangibles was determined using an income approach consisting of either the relief-from-royalty method or the excess earnings method. In addition, the Company recognized amortization expense related to the definite-lived intangible assets.

The following table summarizes the impairment charges for the years ended December 31 (in thousands):

	2016		2015		2014
	Indefinite-lived intangibles	Definite-lived intangibles	Indefinite-lived intangibles	Definite-lived intangibles	Indefinite-lived intangibles	Definite-lived intangibles
Residential Products	$—	$—	$440	$—	$1,200	$—
Industrial and Infrastructure Products	7,980	—	4,423	—	1,500	705
Renewable Energy and Conservation	1,068	198	—	—	—	—
Impairment charges	$9,048	$198	$4,863	$—	$2,700	$705
The following table summarizes amortization expense for the years ended December 31 (in thousands):

	2016	2015	2014
Amortization expense	$9,637	$12,679	$5,720
Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

2017	$8,500
2018	$7,945
2019	$7,273
2020	$6,760
2021	$6,159

7. ACCRUED EXPENSES
Accrued expenses at December 31 consist of the following (in thousands):

	2016	2015
Compensation	$27,669	$22,215
Interest and taxes	13,102	11,742
Customer rebates	10,303	9,733
Insurance	7,584	9,057
Acquisition payable	1,000	2,314
Other	10,734	12,544
Total accrued expenses	$70,392	$67,605
Accrued expenses for insurance are primarily for general liability, workers’ compensation and employee healthcare policies for which the Company is self-insured up to certain per-occurrence and aggregate limits. The amounts accrued represent the Company's best estimates of the probable amount of claims to be paid. Differences between the amounts accrued and the amount that may be reasonably possible of payment are not material.

8. DEBT
Long-term debt at December 31 consists of the following (in thousands):

	2016	2015
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	2,800	3,200
Less unamortized debt issuance costs	(3,163)	(3,918)
Total debt	209,637	209,282
Less current maturities	400	400
Total long-term debt	$209,237	$208,882
The Company's Fifth Amended and Restated Credit Agreement dated December 9, 2015 (the "Senior Credit Agreement") was amended to convert our revolving credit facility into a secured cash flow revolver, and terminates on December 9, 2020.
The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company has the option to request additional financing from the banks to either increase the revolving credit facility to $500 million or in the form of a term loan of up to $200 million. The Senior Credit Agreement contains three financial covenants. As of December 31, 2016, the Company is in compliance with all three covenants.
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
Standby letters of credit of $12,806,000 have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of December 31, 2016. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of December 31, 2016, the Company had $287,194,000 of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at December 31, 2016 and December 31, 2015.
On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes ("6.25% Notes") due February 1, 2021. The provisions of the 6.25% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits and interest is paid semiannually on February 1 and August 1 of each year.
The aggregate maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2017	$400
2018	$400
2019	$400
2020	$400
2021	$210,400
Thereafter	$800
Total cash paid for interest in the years ended December 31 was (in thousands):

	2016	2015	2014
Cash paid for interest	$13,906	$15,374	$13,864

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

	2016	2015	2014
Projected benefit obligation at January 1	$1,685	$1,961	$2,179
Interest cost	59	66	88
Actuarial losses (gains)	5	(39)	9
Benefits paid	(372)	(303)	(315)
Projected benefit obligation at December 31	1,377	1,685	1,961
Fair value of plan assets	—	—	—
Under funded status	(1,377)	(1,685)	(1,961)
Unamortized prior service cost	4	10	24
Unrecognized actuarial gain	(200)	(218)	(179)
Net amount recognized	$(1,573)	$(1,893)	$(2,116)
Amounts recognized in the consolidated financial statements consisted of (in thousands):

Accrued pension liability:
Current portion	$(360)	$(372)	$(395)
Long term portion	(1,016)	(1,313)	(1,566)
Pre-tax accumulated other comprehensive income – retirement benefit liability adjustment	(197)	(208)	(155)
Net amount recognized	$(1,573)	$(1,893)	$(2,116)
The plan’s accumulated benefit obligation equaled the projected benefit obligation as of December 31, 2016, 2015, and 2014. The measurement date used to determine pension benefit measures was December 31.
Components of net periodic pension cost for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Interest cost	$59	$66	$88
Amortization of unrecognized prior service cost	6	14	15
Gain amortization	(13)	—	—
Net periodic pension cost	$52	$80	$103
Assumptions used to calculate the benefit obligation:
Discount rate	3.81%	3.94%	3.74%
Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2017	$360
2018	$327
2019	$228
2020	$137
2021	$100
Years 2022 - 2026	$392

Foreign Pension
The Company had another unfunded supplemental pension plan at one of our previously owned European subsidiaries which provided defined pension benefits to certain employees upon retirement. The Company sold this subsidiary on April 15, 2016. The projected benefit obligation at December 31, 2015 was $362,000. A pre-tax accumulated other comprehensive loss retirement benefit liability adjustment of $91,000 had been recognized in 2015 in the Company’s financial statements, for a net liability of $271,000 at December 31, 2015.

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

The Company’s participation in these plans for the year ended December 31, 2016 is outlined in the table below. The “EIN/ Pension Plan Number” column provides the Employee Identification Number (EIN) and three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2016 and 2015 is for the plan’s year ended December 31, 2015 and 2014, respectively. The zone status is based on information that the Company received from the plans and is certified by the plans’ actuaries. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.

	EIN/ Pension	PPA Zone Status		Surcharge
Pension Fund	Plan Number	2015	2014	Imposed
National Integrated Group Pension Plan	22-6190618-001	Red	Red	Yes
Sheet Metal Workers’ National Pension Plan	52-6112463-001	Yellow	Yellow	Yes
Sheet Metal Workers’ Pension Plan of Northern California	51-6115939-001	Red	Red	No
At December 31, 2016, the Company employed 2,311 people, of which approximately 11% were represented by unions through various collective bargaining agreements (CBAs). Three of the Company's six CBAs expired and were successfully renegotiated in 2016. None of our CBA's expire until April 30, 2018. All of the funds have rehabilitation plans in place. Each plan with a rehabilitation plan requires minimum contributions from the Company. Given the status of these plans, it is reasonably possible that future contributions to the plans will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2016.
The Company did not contribute more than 5% of any fund’s total contributions in any of the three years in the period ended December 31, 2016. The table below sets forth the contributions made by the Company to each multiemployer plan for the years ended December 31 (in thousands):

Pension Fund	2016	2015	2014
National Integrated Group Pension Plan	$218	$246	$233
Sheet Metal Workers’ National Pension Plan	50	56	61
Sheet Metal Workers’ Pension Plan of Northern California	28	31	35
	$296	$333	$329
At the date the financial statements were issued, Forms 5500 were not available for the plan year ended December 31, 2016.

Total Retirement Plan Expense
Total expense for all retirement plans for the years ended December 31 was (in thousands):

2016	2015	2014
$2,887	$2,934	$2,816
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
The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2016	2015	2014
Projected benefit obligation at January 1	$8,149	$8,202	$5,900
Service cost	22	26	16
Interest cost	272	300	255
Actuarial (gain) loss	(923)	(29)	2,387
Benefits paid, net of contributions	(318)	(350)	(356)
Projected benefit obligation at December 31	7,202	8,149	8,202
Fair value of plan assets	—	—	—
Under funded status	(7,202)	(8,149)	(8,202)
Unamortized prior service cost	471	515	559
Unrecognized actuarial loss	2,679	3,736	3,962
Net amount recognized	$(4,052)	$(3,898)	$(3,681)

During 2016, the Company's actual mortality was greater than expected and the actual claim costs were less than expected. As a result, the Company recognized an actuarial gain and a decrease in our projected benefit obligation. Net periodic postretirement benefit cost charged to expense decreased in 2016 as a result of amortization of the actuarial gain.

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
Amounts recognized in the consolidated financial statements consisted of (in thousands):

	2016	2015	2014
Accrued postretirement benefit liability
Current portion	$(294)	$(368)	$(368)
Long term portion	(6,908)	(7,781)	(7,834)
Pre-tax accumulated other comprehensive loss – unamortized post-retirement healthcare costs	3,150	4,251	4,521
Net amount recognized	$(4,052)	$(3,898)	$(3,681)

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Service cost	$22	$26	$16
Interest cost	272	300	255
Amortization of unrecognized prior service cost	44	44	44
Loss amortization (2)	134	197	78
Net periodic benefit cost	$472	$567	$393
Assumptions used to calculate the benefit obligation:
Discount rate	3.8%	3.9%	3.7%
Annual rate of increase in the per capita cost of:
Medical costs before age 65 (1)	7.5%	7.8%	8.0%
Medical costs after age 65 (1)	6.5%	6.8%	7.0%
Prescription drug costs (1)	10.5%	11.0%	9.0%

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

A 1% change in the annual medical inflation rate issued would have the following impact on the amounts reported at December 31 as follows (in thousands):

	2016	2015
Effect on accumulated postretirement benefit obligation
1% increase	$975	$963
1% decrease	$(824)	$(825)
Effect on annual service and interest costs
1% increase	$42	$40
1% decrease	$(35)	$(34)
The measurement date used to determine postretirement benefit obligation measures was December 31.
Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

2017	$294
2018	$315
2019	$334
2020	$356
2021	$375
Years 2022 - 2026	$2,156

11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive (loss) income is as follows (in thousands):

	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Unamortized Post-Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(6,565)	$(225)	$43	$(4,521)	$(11,268)	$(1,717)	$(9,551)
Reclassified loss on cash flow hedge from other comprehensive (loss) income	—	225	—	—	225	82	143
Minimum pension and post retirement health care plan adjustments	—	—	75	270	345	125	220
Foreign currency translation adjustment	(6,228)	—	—	—	(6,228)	—	(6,228)
Balance at December 31, 2015	$(12,793)	$—	$118	$(4,251)	$(16,926)	$(1,510)	$(15,416)
Minimum pension and post retirement health care plan adjustments	—	—	79	1,101	1,180	430	750
Foreign currency translation adjustment	6,945	—	—	—	6,945	—	6,945
Balance at December 31, 2016	$(5,848)	$—	$197	$(3,150)	$(8,801)	$(1,080)	$(7,721)

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
The realized adjustments relating to the Company’s foreign currency translation adjustment were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statement of operations. The 2016 reclassification above includes $6.9 million of foreign currency loss on the divestiture of European industrial manufacturing business in April 2016.
12. EQUITY-BASED COMPENSATION
Equity-based payments to employees and directors, including grants of stock options, restricted stock units, performance stock units, and restricted stock, are recognized in the statements of operations based on the grant-date fair value of the award. The Company uses the straight-line method of attributing the value of stock-based compensation expense over the vesting periods. Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period. Vesting requirements vary for directors, executives, and key employees with vesting periods ranging from one year to four years with either graded or cliff vesting.
On May 6, 2016, the shareholders of the Company authorized the Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors ("Non-Employee Directors Plan"). The Non-Employee Directors Plan is a compensation plan that allows the Company to grant awards of shares of the Company's common stock to non-employee Directors of the Company. In connection with the Non-Employee Directors Plan, the Company adopted a new stock deferral plan, the Gibraltar Industries, Inc. Non Employee Director Stock Deferral Plan ("Deferral Plan"). The Deferral Plan permits non-employee Directors of the Company to defer receipt of shares of common stock which the non-employee Director is entitled to receive pursuant to the terms of the Non-Employee Directors Plan.
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

Equity Based Awards - Settled in Stock
The following table provides the number of stock unit awards granted which will convert to shares upon vesting as well as restricted shares issued during the years ended December 31, along with the weighted-average grant-date fair value of each award:

	2016		2015		2014
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Deferred stock units	11,945	$29.30	—	$—	—	$—
Options	—	$—	37,500	$25.44	—	$—
Restricted shares	3,185	$29.30	21,318	$17.48	21,721	$16.76
Restricted stock units	141,982	$25.44	212,419	$17.78	218,857	$16.96
Performance stock units	—	$—	396,714	$19.78	—	$—
At December 31, 2016, 550,000 shares were available for issuance under the Plan as incentive stock options or other stock awards and 85,000 shares were available for issuance under the Non-Employee Directors Plan as awards of shares of the Company's common stock.
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
The Company recognized the following compensation expense in connection with awards that vested under the Plan and the Prior Plan along with the related tax benefits recognized during the years ended December 31 (in thousands):

	2016	2015	2014
Expense recognized under the Prior Plan	$1,937	$1,953	$3,150
Expense recognized under the Plan	3,993	1,938	—
Expense recognized under the Non-Employee Directors Plan	443	—	—
Total stock compensation expense	$6,373	$3,891	$3,150
Tax benefits recognized related to stock compensation expense	$2,485	$1,518	$1,229
The fair value of the restricted shares, restricted stock units, and performance stock units issued during the three years ended December 31, 2016 was based on the grant-date fair value. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2016 and 2014. Expected stock volatility was based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options. The following table provides the weighted average assumptions used to value stock options issued during the year ended December 31:

Year of Grant	Fair Value	Expected Life (in years)	Expected Stock Volatility	Risk-free Interest Rate	Annual Forfeiture Rate	Expected Dividend Yield
2015	$7.67	4.00	35.7%	1.5%	—%	—%

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2016:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$8.90 – $8.90	36,500	3.70	$8.90	36,500	$8.90
$9.74 – $9.74	95,441	4.70	$9.74	95,441	$9.74
$11.89 – $18.78	70,783	1.85	$15.78	70,783	$15.78
$20.52 – $23.78	37,000	1.69	$22.16	37,000	$22.16
$23.79 – $25.44	37,500	9.00	$25.44	—	$—
	277,224			239,724

The following table summarizes information about stock option transactions:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2014	622,124	$15.48
Exercised	(52,805)	11.18
Balance at December 31, 2014	569,319	$15.88
Granted	37,500	25.44
Exercised	(119,096)	15.13
Forfeited	(750)	9.74
Expired	(28,624)	20.56
Balance at December 31, 2015	458,349	$16.57
Exercised	(175,125)	19.08
Forfeited	(6,000)	18.22
Balance at December 31, 2016	277,224	$14.95	4.02	$7,401,000
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $41.65 per share market price of the Company’s common stock as of December 31, 2016, which would have been received by the option holders had all option holders with an exercise price below the per share market price on December 31, 2016, exercised their options as of that date.
The following table sets forth the aggregate intrinsic value of options exercised and aggregate fair value of restricted stock units and restricted shares that vested during the years ended December 31 (in thousands):

	2016	2015	2014
Aggregate intrinsic value of options exercised	$2,439	$1,089	$326
Aggregate fair value of vested restricted stock units	$4,368	$6,578	$2,416
Aggregate fair value of vested restricted shares	$247	$111	$364
Aggregate fair value of vested deferred stock units	$443	$—	$—

The following table summarizes information about non-vested restricted stock units and performance stock units (that will convert to shares upon vesting) and restricted shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value	Deferred Stock Units (1)	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	548,815	$15.22	21,485	$17.59	396,714	$19.78	—	$—
Granted	141,982	25.44	3,185	29.30	—	—	11,945	29.30
Vested	(131,369)	15.64	(17,309)	19.65	—	—	—	—
Forfeited	(23,264)	16.18	—	—	—	—	—	—
Balance at December 31, 2016	536,164	$17.79	7,361	$17.07	396,714	$19.78	11,945	$29.30
(1)    Vested and issued upon retirement.
As of December 31, 2016, there was $9,957,000 of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted stock units. That cost is expected to be recognized over a weighted average period of 2.2 years.
Performance Stock Units - Settled in Cash
The Company has also awarded performance stock units ("PSUs") that will convert to cash after three years based upon a one year performance period. The cost of these awards is recognized over the requisite vesting period. The PSUs earned over the performance period are determined based on the Company's actual return on invested capital ("ROIC") relative to the ROIC targeted for the performance period.
The following table provides the number of PSUs which will convert to cash for the years ending December 31:

	2016		2015		2014
Awards	Number of Units (1)	Grant Date Fair Value (in $000s)	Number of Units (2)	Grant Date Fair Value (in $000s)	Number of Units (3)	Grant Date Fair Value (in $000s)
Performance stock units	128,000	$3,100	219,000	$4,039	231,000	$4,233
(1)    The participants earned 200% of target aggregating 256,000 PSUs earned. This award will convert to cash and be payable in January 2019.
(2)    The participants earned 200% of target aggregating 438,000 PSUs earned. This award will convert to cash and be payable in January 2018.
(3)    Based on the actual 2014 ROIC, no shares were earned during the performance period.
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

	2016	2015	2014
Performance stock unit compensation expense	$10,377	$6,965	$31

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
The following table provides the number of restricted stock units credited to participant accounts, balance of vested and unvested restricted stock units within participant accounts, payments made with respect to restricted stock units issued under the MSPP, and MSPP expense during years ended December 31:

	2016	2015	2014
Restricted stock units credited	198,155	94,047	119,105
Restricted stock units balance, vested and unvested	646,669	519,668	647,371
Share-based liabilities paid (in thousands)	$3,137	$1,901	$2,120
MSPP expense (in thousands)	$8,565	$2,767	$329
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
As of December 31, 2016, we do not currently hold any derivatives classified as hedging instruments and qualifying for hedge accounting.

Derivatives not designated as hedging instruments

Commodity options and forward exchange options are recorded in the consolidated balance sheet at fair value and the resulting gains or losses are recorded to other income in the consolidated statement of operations. Resulting gains and losses are included in operating activities in the consolidated statement of cash flows. The (gains) losses recognized for the twelve months ended December 31, are as follows (in thousands):

Derivatives not designated as hedging instruments	2016	2015
Commodity options	$—	$399
Foreign exchange forwards	—	187
Foreign exchange options	—	(5,736)
Total non-designated derivative realized net gain	$—	$(5,150)

As of December 31, 2016, the Company does not hold any derivatives not designated as hedging instruments.

Summary of Derivatives
Derivatives consist of the following (in thousands):

		December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments	Classification	Fair Value	Fair Value
Foreign exchange options	Other current assets	$—	$1,792

Foreign exchange forwards	Accrued expenses	$—	$14

14. FAIR VALUE MEASUREMENTS
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
The following table presents the fair values and classification of our financial assets (liabilities) measured on a recurring basis, all of which are classified as Level 2 as of December 31, (in thousands):

	Classification	2016	2015
Foreign currency exchange options	Other current assets	$—	$1,792

Foreign currency exchange forwards	Accrued expenses	$—	$14
At December 31, 2016 and 2015, the Company's long-term debt financial instrument had a carrying value that differed from its fair value. The fair value of outstanding debt gross of unamortized debt issuance costs was $219,898,000 and $217,925,000, respectively, compared to its carrying value of $209,637,000 and $209,282,000, respectively. The fair value of the Company's Senior Subordinated 6.25% Notes is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.
The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable.  The carrying values for our financial instruments approximate fair value. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2016 and 2015.
Other non-recurring fair value measurements
Long-lived assets
The Company also recognized the impairment of certain property, plant, and equipment during the years ended December 31, 2016, 2015 and 2014. The impairment charges were calculated by determining the fair value of the property, plant, and equipment using unobservable inputs which primarily include replacement cost less depreciation or market data for transactions involving similar assets. These inputs are classified as Level 3 inputs. See Note 15 of the consolidated financial statements for more disclosure regarding the impairment of certain property, plant, and equipment.
During 2016, 2015, and 2014, the Company also recognized impairments to intangible assets. The impairment charges were calculated by determining the fair value of these assets. The fair value measurements were calculated using discounted cash flow analyses which rely primarily upon unobservable inputs classified as Level 3 inputs. See Note 6 of the consolidated financial statements for more disclosure regarding the impairment of intangible assets.
The Company also applied fair value principles during the goodwill impairment tests performed during 2016, 2015, and 2014. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 or Level 2 inputs that are observable or available from active markets. Therefore, the Company used two valuation models to estimate the fair values of its reporting units, both of which primarily use Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, terminal value, WACC, and earnings multiples. See Note 6 of the consolidated financial statements for the results of the Company’s goodwill impairment tests.

Acquisitions
As described in Note 5 of the consolidated financial statements, the Company acquired all of the outstanding stock of Nexus on October 11, 2016 and all of the outstanding stock of RBI on June 9, 2015. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based in part on Level 3 inputs. The valuation techniques used to assign fair values to inventory, property, plant and equipment, and intangible assets included the cost approach, market approach, relief-from-royalty approach, and other income approaches. The valuation techniques relied on a number of inputs that included the cost and condition of the property, plant and equipment, forecasted net sales and incomes, and royalty rates.
15. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company’s business strategy has been formulated to effect a transformation of its operations and improve financial results over a five year period.
In 2015, the first year of this planned transformation, an 80/20 simplification initiative commenced across many of our business units.  This on-going initiative, in part, focuses the Company’s internal resources on further increasing the value provided to our customers.  A result of this initiative was the identification of low-volume, low-margin, internally-produced products which have been or will be outsourced or discontinued.
In 2016, the 80/20 simplification initiative was initiated at additional business units as well as continued at those business units which commenced activity in 2015. Correspondingly, the Company executed another key strategy in 2016 known as portfolio management. Portfolio management, a natural adjunct to this 80/20 initiative, is another initiative to drive transformational change in the Company’s financial results in which management continually evaluates all aspects of our current portfolio for future profitable growth and greater shareholder returns. As a result of this initiative, the Company executed three transactions in 2016 related to this strategy: the sale of its European industrial manufacturing business to a third party in April 2016, the exiting of its small European residential solar racking business and the exiting of its U.S. bar grating product line. Both the exit of the Company's small European residential solar racking business and the exit of the Company's U.S. bar grating product line commenced in the fourth quarter of 2016 and are expected to be completed in early 2017.
During 2016, the Company incurred asset impairments resulting from the above initiatives. Asset impairments relate to the write-down of inventory and impairment of machinery, equipment and facilities associated with either businesses sold or exited, discontinued product lines or the reduction of manufactured goods offered within a product line. These assets were written down to their sale or scrap value, and were subsequently sold or disposed of.
The Company also incurred exit activity costs in 2016 which related to contract termination costs, severance costs, and other moving and closing costs. The above initiatives led to the closing and consolidation of seven facilities in 2016, which resulted in costs for relocation of inventory and equipment at those facilities, termination of leases and the reduction of workforce associated with the discontinued products and closed facilities. In conjunction with the exiting of its small European residential solar racking business and its U.S. bar grating product line, as of December 31, 2016, the Company expects to close five more facilities in early 2017 and expect to incur additional exit activity charges related to these closures in 2017. The Company also incurred intangible asset impairment charges related to the exiting of its small European residential solar racking business and its U.S. bar grating product line which are not included in the aforementioned charges, but rather have been disclosed in Note 6.
In 2015, the Company closed and consolidated four facilities which resulted in asset impairment charges and exit activity costs. In addition, the Company sold and leased back a facility.
The following table sets forth the asset impairment charges, exit activity costs and gain on facilities sold in conjunction with these efforts, incurred by segment during the years ended December 31 related to the restructuring activities described above (in thousands):

	2016			2015				2014
	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Gain on sale leaseback	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Gain on sale	Total
Residential Products	$1,459	$1,074	$2,533	$6,495	$1,256	$(6,799)	$952	$83	$1,332	$(663)	$752
Industrial & Infrastructure Products	4,221	4,546	8,767	2,009	162	—	2,171	125	794	—	919
Renewable Energy & Conservation	1,850	539	2,389	—	—	—	—	—	—	—	—
Corporate	—	58	58	—	—	—	—	—	—	—	—
Total exit activity costs & asset impairments	$7,530	$6,217	$13,747	$8,504	$1,418	$(6,799)	$3,123	$208	$2,126	$(663)	$1,671
The following table provides a summary of where the above exit activity costs and asset impairments are recorded in the consolidated statements of operations for the years ended December 31 (in thousands):

	2016	2015	2014
Cost of sales	$9,922	$9,381	$843
Selling, general, and administrative expense	3,825	(6,258)	828
Total exit activity costs and asset impairments	$13,747	$3,123	$1,671
The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2016	2015
Balance as of January 1	$603	$575
Exit activity costs recognized	6,217	1,418
Cash payments	(3,076)	(1,390)
Balance as of December 31	$3,744	$603

As noted above, the Company sold its European industrial manufacturing business to a third party on April 15, 2016, from its Industrial and Infrastructure Products segment. The pretax loss on the disposal was $8.8 million. The sale resulted in a net loss of $2.0 million on net proceeds of $8.3 million. This divestiture did not meet the criteria to be reported as a discontinued operation as it does not represent a strategic shift that has or will have a major effect on the Company’s operations. Therefore, prior period results of continuing operations have not been restated to exclude the impact of the divested business’s financial results. The pretax loss on disposal is presented within other expense (income) in the consolidated statement of operations. Neither the exiting of the Company’s small European residential solar racking business nor its U.S. bar grating product line either currently meet, nor will meet, the criteria to be reported as a discontinued operation.
16. INCOME TAXES
The components of income (loss) before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2016	2015	2014
Domestic	$37,316	$40,176	$(87,179)
Foreign	12,667	(3,076)	2,429
Income (loss) before taxes from continuing operations	$49,983	$37,100	$(84,750)

The provision for (benefit of) income taxes from continuing operations for the years ended December 31 consisted of the following (in thousands):

	2016	2015	2014
Current:
U.S. Federal	$14,703	$12,294	$1,684
State	2,987	2,010	1,265
Foreign	3,467	1,371	733
Total current	21,157	15,675	3,682
Deferred:
U.S. Federal	(5,404)	(178)	(6,373)
State	1,595	273	(203)
Foreign	(1,084)	(2,146)	(64)
Total deferred	(4,893)	(2,051)	(6,640)
Provision for income taxes	$16,264	$13,624	$(2,958)

The (benefit of) provision for income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	2016	2015	2014
Current:
U.S. Federal	$(24)	$(15)	$(18)
State	(2)	(1)	(1)
Foreign	—	—	—
(Benefit of) provision for income taxes	$(26)	$(16)	$(19)
The provision for income taxes from continuing operations differs from the federal statutory rate of 35% for the years ended December 31 due to the following (in thousands):

	2016		2015		2014
Statutory rate	$17,494	35.0%	$12,985	35.0%	$(29,664)	35.0%
Intangible asset impairment	341	0.7%	—	—%	26,637	(31.4)%
State taxes, less federal effect	3,033	6.1%	1,845	5.0%	606	(0.7)%
Change in valuation allowance	685	1.4%	284	0.7%	94	(0.1)%
Non-deductible expenses	556	1.1%	2	—%	233	(0.3)%
Federal tax credits	(439)	(0.9)%	(242)	(0.7)%	(255)	0.3%
Uncertain tax positions	(154)	(0.3)%	(344)	(0.9)%	(169)	0.2%
Foreign rate differential	(677)	(1.4)%	(6)	—%	(311)	0.4%
Worthless stock deduction	(868)	(1.7)%	—	—%	—	—%
Domestic manufacturer's deduction	(1,363)	(2.7)%	(795)	(2.1)%	(60)	0.1%
Intercompany debt discharge	(2,389)	(4.8)%	—	—%	—	—%
Other	45	—%	(105)	(0.3)%	(69)	—%
	$16,264	32.5%	$13,624	36.7%	$(2,958)	3.5%

Deferred tax liabilities (assets) at December 31 consist of the following (in thousands):

	2016	2015
Depreciation	$17,367	$18,667
Goodwill	43,562	36,058
Intangible assets	14,731	19,291
Other	892	1,742
Gross deferred tax liabilities	76,552	75,758
Equity compensation	(21,439)	(13,023)
Other	(18,473)	(20,847)
Gross deferred tax assets	(39,912)	(33,870)
Valuation allowances	1,362	766
Deferred tax assets, net of valuation allowances	(38,550)	(33,104)
Net deferred tax liabilities	$38,002	$42,654

Deferred taxes include net deferred tax assets relating to certain state and foreign tax jurisdictions. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required if it is more likely than not that such assets will not be realized. The following sets forth a reconciliation of the beginning and ending amount of the Company’s valuation allowance (in thousands):

	2016	2015	2014
Balance as of January 1	$766	$400	$306
Cost charged to the tax provision	983	286	144
Reductions	(338)	(78)	(50)
Purchase accounting adjustment and divestiture	—	158	—
Currency translation	(49)	—	—
Balance as of December 31	$1,362	$766	$400
The Company made net payments for income taxes for the following amounts for the years ended December 31 (in thousands):

	2016	2015	2014
Payments made for income taxes, net	$(17,700)	$(11,879)	$(6,509)
Provision has not been made for U.S. taxes on $28,751,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be indefinitely reinvested. As of December 31, 2016, the Company’s foreign operations held $26,351,000 of cash that provides foreign operations with liquidity to reinvest in working capital and capital expenditures for their operations. Any excess earnings could be used to grow the Company’s foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Balance as of January 1	$3,876	$1,414	$1,694
Additions for tax positions of the current year	33	148	180
Additions for tax positions of prior years	—	2,955	93
Reductions for tax positions of prior years for:
Settlements and changes in judgment	(256)	(331)	(154)
Lapses of applicable statute of limitations	—	(310)	(399)
Divestitures and foreign currency translation	(187)	—	—
Balance as of December 31	$3,466	$3,876	$1,414

The Company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to ten years. Currently, the Company is under examination in Germany for 2009 through 2012. The Company's U.S. federal consolidated income tax return remains subject to examination for 2014, 2015 and 2016.
$636,000 and $859,000 of unrecognized tax benefits would affect the effective tax rate, if recognized as of December 31, 2016 and 2015. $2,830,000 and $3,017,000 of unrecognized tax benefits related to the acquisition of RBI on June 9, 2015, if recognized would be offset by an equal indemnification asset at December 31, 2016 and 2015. The Company classifies accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest (net of federal tax benefit) and penalties recognized during the years ended December 31 were (in thousands):

	2016	2015	2014
Interest and penalties recognized as income	$(122)	$(87)	$(28)
At December 31, 2016, the Company had net operating loss carry forwards for federal, state, and foreign income tax purposes totaling $23,284,000. The federal and state net operating loss carry forwards will expire between 2016 and 2036. The foreign net operating loss carry forwards have an indefinite carry forward period. The Company recognized $1,737,000 of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances.
17. EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive common shares which, in the Company's case, include shares issuable under the equity compensation plans described in Note 12 of the consolidated financial statements. The weighted average number of diluted shares does not include potential anti-dilutive common shares aggregating 653,000, 643,000 and 503,000 at December 31, 2016, 2015 and 2014, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the restricted stock and restricted stock awards assumed to have vested.

Basic earnings and diluted weighted-average shares outstanding are as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Numerator:
Income (loss) from continuing operations	$33,719	$23,476	$(81,792)
Loss from discontinued operations	(44)	(28)	(32)
Net income (loss) available to common shareholders	$33,675	$23,448	$(81,824)
Denominator for basic earnings per share:
Weighted average shares outstanding	31,536	31,233	31,066
Denominator for diluted earnings per share:
Common stock options and restricted stock	533	312	—
Weighted average shares and conversions	32,069	31,545	31,066

For the year ended December 31, 2014, all stock options, unvested restricted stock and unvested restricted stock units were anti-dilutive and, therefore, not included in the dilutive loss per share calculations. The number of weighted average stock options, unvested restricted stock, and unvested restricted stock units that were not included in the dilutive loss per share calculation because the effect would have been anti-dilutive was 211,000 for the year ended December 31, 2014.

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

	2016	2015	2014
Rent expense	$13,652	$13,959	$12,290
Future minimum lease payments under these noncancelable operating leases as of December 31, 2016 are as follows (in thousands):

2017	$11,377
2018	$9,315
2019	$6,705
2020	$3,881
2021	$2,224
Thereafter	$2,781
The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of these actions, which are not clearly determinable at the present time, would significantly affect the Company’s financial condition or results of operations.
Escheat Audits
The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), has notified numerous companies, including Gibraltar Industries, Inc., that the State will examine its books and records and those of its subsidiaries and related entities to determine compliance with the Delaware Escheat Laws. The review is being conducted by a third party on behalf of the State. Sixteen other states have retained the same third party and have sent similar notifications to the Company. The scope of each state’s audit varies. The State of Delaware advises, for example, that the scope of its examination will be for the period 1981 through the present. The exposure, if any, related to the audits is not currently determinable.

19. RELATED PARTY TRANSACTIONS

An officer of one of the Company's operating segments is the owner of certain real estate properties leased for manufacturing and distribution purposes by that operating segment. The leases are in effect until June 2018 and June 2020. For the years ended December 31, 2016 and 2015, the Company incurred $1,039,000 and $523,000 of lease expense for these properties. All amounts incurred during 2016 and 2015 were expensed as a component of cost of sales.
20. SEGMENT INFORMATION
The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)	Residential Products, which primarily includes roof and foundation ventilation products, mail and package storage products, rain dispersion products and roofing accessories;

(ii)	Industrial and Infrastructure Products, which primarily includes expanded and perforated metal, expansion joints and structural bearings; and

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31 (in thousands):

	2016	2015	2014
Net sales:
Residential Products	$430,938	$475,653	$431,915
Industrial and Infrastructure Products	296,513	378,224	431,432
Less: Intersegment sales	(1,495)	(1,536)	(1,260)
	295,018	376,688	430,172
Renewable Energy and Conservation	282,025	188,532	—
Total consolidated net sales	$1,007,981	$1,040,873	$862,087

Income (loss) from operations:
Residential Products	$65,241	$46,804	$16,416
Industrial and Infrastructure Products	1,306	15,581	(74,634)
Renewable Energy and Conservation	43,214	12,659	—
Unallocated Corporate Expenses	(36,797)	(26,959)	(12,199)
	$72,964	$48,085	$(70,417)
Depreciation and Amortization
Residential Products	$9,297	$9,967	$10,699
Industrial and Infrastructure Products	8,237	12,108	13,910
Renewable Energy and Conservation	6,203	7,811	—
Unallocated Corporate Expenses	377	662	823
	$24,114	$30,548	$25,432
Total assets
Residential Products	$331,975	$363,339	$394,092
Industrial and Infrastructure Products	225,691	273,987	308,150
Renewable Energy and Conservation	207,241	215,211	—
Unallocated Corporate	153,338	37,235	108,229
	$918,245	$889,772	$810,471
Capital expenditures
Residential Products	$5,182	$3,328	$12,731
Industrial and Infrastructure Products	2,060	4,846	10,425
Renewable Energy and Conservation	3,160	3,871	—
Unallocated Corporate Expenses	377	328	135
	$10,779	$12,373	$23,291

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 are as follows (in thousands):

	2016	2015	2014
Net sales
North America	$963,797	$968,414	$816,473
Europe	19,447	48,216	45,614
Asia	24,737	24,243	—
Total	$1,007,981	$1,040,873	$862,087

Long-lived assets
North America	$108,334	$110,571	$122,824
Europe	2,900	11,084	8,957
Asia	992	1,292	—
Total	$112,226	$122,947	$131,781
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$950,945	$78,184	$(21,148)	$1,007,981
Cost of sales	—	722,315	62,729	(21,825)	763,219
Gross profit	—	228,630	15,455	677	244,762
Selling, general, and administrative expense	14,302	137,867	9,454	—	161,623
Intangible asset impairment	—	7,980	2,195	—	10,175
(Loss) income from operations	(14,302)	82,783	3,806	677	72,964
Interest expense (income)	13,609	1,042	(74)	—	14,577
Other expense (income)	8,716	(12)	(300)	—	8,404
(Loss) income before taxes	(36,627)	81,753	4,180	677	49,983
(Benefit of) provision for income taxes	(11,768)	27,551	481	—	16,264
(Loss) income from continuing operations	(24,859)	54,202	3,699	677	33,719
Discontinued operations:
Loss before taxes	—	(70)	—	—	(70)
Benefit of income taxes	—	(26)	—	—	(26)
Loss from discontinued operations	—	(44)	—	—	(44)
Equity in earnings from subsidiaries	57,857	3,699	—	(61,556)	—
Net income	$32,998	$57,857	$3,699	$(60,879)	$33,675

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$960,614	$109,984	$(29,725)	$1,040,873
Cost of sales	—	785,085	94,949	(26,137)	853,897
Gross profit	—	175,529	15,035	(3,588)	186,976
Selling, general, and administrative expense	133	116,529	17,366	—	134,028
Intangible asset impairment	—	4,863	—	—	4,863
(Loss) income from operations	(133)	54,137	(2,331)	(3,588)	48,085
Interest expense (income)	13,609	1,469	(75)	—	15,003
Other expense (income)	50	(3,801)	(267)	—	(4,018)
(Loss) income before taxes	(13,792)	56,469	(1,989)	(3,588)	37,100
(Benefit of) provision for income taxes	(4,427)	18,827	(776)	—	13,624
(Loss) income from continuing operations	(9,365)	37,642	(1,213)	(3,588)	23,476
Discontinued operations:
Loss before taxes	—	(44)	—	—	(44)
Benefit of income taxes	—	(16)	—	—	(16)
Loss from discontinued operations	—	(28)	—	—	(28)
Equity in earnings from subsidiaries	36,401	(1,213)	—	(35,188)	—
Net income (loss)	$27,036	$36,401	$(1,213)	$(38,776)	$23,448

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$32,998	$57,857	$3,699	$(60,879)	$33,675
Other comprehensive income:
Foreign currency translation adjustment	—	—	6,945	—	6,945
Adjustment to retirement benefit liability, net of tax	—	55	—	—	55
Adjustment to post-retirement healthcare benefit liability, net of tax	—	695	—	—	695
Other comprehensive income	—	750	6,945	—	7,695
Total comprehensive income	$32,998	$58,607	$10,644	$(60,879)	$41,370

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$27,036	$36,401	$(1,213)	$(38,776)	$23,448
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(6,228)	—	(6,228)
Unrealized loss on cash flow hedges, net of tax	—	143	—	—	143
Adjustment to retirement benefit liability, net of tax	—	34	15	—	49
Adjustment to post-retirement healthcare benefit liability, net of tax	—	171	—	—	171
Other comprehensive (loss) income	—	348	(6,213)	—	(5,865)
Total comprehensive income (loss)	$27,036	$36,749	$(7,426)	$(38,776)	$17,583

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(80,650)	$(71,191)	$2,929	$67,088	$(81,824)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(4,364)	—	(4,364)
Adjustment to retirement benefit liability, net of tax	—	3	(27)	—	(24)
Adjustment to post-retirement healthcare benefit liability, net of tax	—	(1,435)	—	—	(1,435)
Unrealized loss on cash flow hedges, net of tax	—	(143)	—	—	(143)
Other comprehensive loss	—	(1,575)	(4,391)	—	(5,966)
Total comprehensive loss	$(80,650)	$(72,766)	$(1,462)	$67,088	$(87,790)

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$143,826	$26,351	$—	$170,177
Accounts receivable, net	—	117,526	6,546	—	124,072
Intercompany balances	(615)	6,152	(5,537)	—	—
Inventories	—	85,483	4,129	—	89,612
Other current assets	13,783	(10,070)	3,623	—	7,336
Total current assets	13,168	342,917	35,112	—	391,197
Property, plant, and equipment, net	—	104,642	3,662	—	108,304
Goodwill	—	282,300	21,732	—	304,032
Acquired intangibles	—	101,520	9,270	—	110,790
Other assets	—	3,922	—	—	3,922
Investment in subsidiaries	663,118	58,477	—	(721,595)	—
	$676,286	$893,778	$69,776	$(721,595)	$918,245
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$66,363	$3,581	$—	$69,944
Accrued expenses	7,369	60,004	3,019	—	70,392
Billings in excess of cost	—	9,301	2,051	—	11,352
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	7,369	136,068	8,651	—	152,088
Long-term debt	208,037	1,200	—	—	209,237
Deferred income taxes	—	35,354	2,648	—	38,002
Other non-current liabilities	—	58,038	—	—	58,038
Shareholders’ equity	460,880	663,118	58,477	(721,595)	460,880
	$676,286	$893,778	$69,776	$(721,595)	$918,245

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
DECEMBER 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(34,243)	$139,641	$17,340	$—	$122,738
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(10,321)	(458)	—	(10,779)
Acquisitions, net of cash acquired	—	(23,412)	—	—	(23,412)
Net proceeds from sale of property and equipment	—	230	723	—	953
Net proceeds from sale of business	—	—	8,250	—	8,250
Other, net	—	1,118	—	—	1,118
Net cash (used in) provided by investing activities	—	(32,385)	8,515	—	(23,870)
Cash Flows from Financing Activities
Long-term debt payments	—	(400)	—	—	(400)
Payment of debt issuance costs	—	(54)	—	—	(54)
Purchase of treasury stock at market prices	(1,539)	—	—	—	(1,539)
Intercompany financing	31,192	(2,573)	(28,619)	—	—
Excess tax benefit from stock compensation	1,249	—	—	—	1,249
Net proceeds from issuance of common stock	3,341	—	—	—	3,341
Net cash provided by (used in) financing activities	34,243	(3,027)	(28,619)	—	2,597
Effect of exchange rate changes on cash	—	—	(146)	—	(146)
Net increase (decrease) in cash and cash equivalents	—	104,229	(2,910)	—	101,319
Cash and cash equivalents at beginning of year	—	39,597	29,261	—	68,858
Cash and cash equivalents at end of year	$—	$143,826	$26,351	$—	$170,177

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

22. QUARTERLY UNAUDITED FINANCIAL DATA

GIBRALTAR INDUSTRIES, INC.
QUARTERLY UNAUDITED FINANCIAL DATA
(in thousands, except per share data)

	2016 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$237,671	$265,738	$272,734	$231,838	$1,007,981
Gross profit	$54,150	$68,843	$67,887	$53,882	$244,762
Income from operations	$17,601	$28,416	$26,363	$584	$72,964
Interest expense	$3,691	$3,666	$3,625	$3,595	$14,577
Net income (loss) from continuing operations	$9,029	$18,612	$13,786	$(7,708)	$33,719
Net loss from discontinued operations	$—	$—	$—	$(44)	$(44)
Total net income (loss)	$9,029	$18,612	$13,786	$(7,752)	$33,675
Income (loss) per share from continuing operations:
Basic	$0.29	$0.59	$0.44	$(0.24)	$1.07
Diluted	$0.28	$0.58	$0.43	$(0.24)	$1.05
Loss per share from discontinued operations:
Basic	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—

For the quarters ended March 31, 2016 and June 30, 2016 presented in the table above, immaterial differences were identified between amounts as presented and amounts required to be recorded in accordance with U.S. generally accepted accounting principles due to errors in the Company's accounting for estimated total contract costs at completion as it is related to revenue recognition under the percentage of completion accounting method. Refer to the Company's Quarterly Report, Form 10-Q, for the quarter ended September 30, 2016 for a complete description of these differences. These differences will be corrected in the Company's future filings. For the quarter ended December 31, 2016 presented in the table above, the net loss from continuing operations includes $4.8 million of income tax expense to correct a discrete tax benefit recorded during the three months ended June 30, 2016 resulting from the sale of its European industrial manufacturing business to a third party.

	2015 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$200,615	$253,171	$304,994	$282,093	$1,040,873
Gross profit	$29,915	$44,119	$61,396	$51,546	$186,976
Income from operations	$8,970	$11,201	$23,394	$4,520	$48,085
Interest expense	$3,700	$3,811	$3,878	$3,614	$15,003
Net income from continuing operations	$5,537	$4,087	$13,632	$220	$23,476
Net loss from discontinued operations	$(28)	$—	$—	$—	$(28)
Total net income	$5,509	$4,087	$13,632	$220	$23,448
Income per share from continuing operations:
Basic	$0.18	$0.13	$0.44	$0.01	$0.75
Diluted	$0.18	$0.13	$0.43	$0.01	$0.74
Loss per share from discontinued operations:
Basic	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—

23. SUBSEQUENT EVENTS
On February 6, 2017, the Company completed the sale of substantially all of its US bar grating product line assets to a third party. The Company had previously announced, on December 2, 2016, its intentions to exit its US bar grating product line as part of its portfolio management initiative. The assets sold, a part of our Industrial and Infrastructure Products segment, were comprised of inventory and fixed assets with carrying values of $7,000,000 and $7,700,000, respectively.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
The Company completed the acquisition of Nexus in 2016, which was excluded from management's annual report on internal control over financial reporting as of December 31, 2016. The Company acquired the outstanding stock of Nexus on October 11, 2016 and its results have been included in our 2016 consolidated financial statements. Total and net assets constituted $28.9 million and $24.9 million, respectively, as of December 31, 2016 and net sales and net income constituted $8.5 million and $0.3 million, respectively, for the year then ended.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.
Remediation of Identified Material Weaknesses in Internal Control over Financial Reporting
We previously identified and disclosed in the Company’s Quarterly Report, Form 10-Q, for the quarter ended September 30, 2016 a material weakness related to the accounting for revenue recognition under the percentage of completion method of accounting, specifically related to business acquired in 2015. This acquired business had been previously excluded from management’s annual report on internal control over financial reporting as of December 31, 2015 as permitted under current SEC guidelines. Accordingly, during the three months ended December 31, 2016, the Company immediately performed remediation procedures to change the design of previously existing internal controls, as well as, designed and implemented new internal controls over the transactions and valuation of revenue recognized under the percentage of completion accounting method for contracts. These redesigned and new internal controls were tested during the three months ended December 31, 2016. Based on the results of this testing, management concluded the previously identified material weakness has been remediated as of December 31, 2016.
As a result of the Company’s continuing portfolio management strategy, during the three months ended December 31, 2016, management re-designed and implemented an internal control related to accounting for income taxes that requires an independent third party to review at a more detailed level of precision the appropriateness and accuracy of discrete, significant and complex transactions in a reasonable time period after such a transaction has occurred. Accordingly, during the implementation of this control during the three months ended December 31, 2016, management discovered an immaterial error associated with accounting for incomes taxes. Specifically, in connection with the Company’s preparation and review procedures of the tax provision for the year ended December 31, 2016, an error was identified in the calculation of a permanent difference included in the Company’s tax provision and income tax expense that we determined was the result of a material weakness that existed as of June 30, 2016. The error did not have a material impact on the Company’s prior periods financial statements presented. The immaterial error was detected and corrected during the three months ended December 31, 2016. Based on the correction of the immaterial error and implementation of the aforementioned internal control, management concluded the identified material weakness has been remediated as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no other changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2016 that have materially affected the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gibraltar Industries, Inc.

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gibraltar Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nexus Corporation, which is included in the 2016 consolidated financial statements of Gibraltar Industries, Inc. and constituted $28.9 million and $24.9 million of total and net assets, respectively, as of December 31, 2016 and $8.5 million and $0.3 million of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Gibraltar Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Nexus Corporation.

In our opinion, Gibraltar Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gibraltar Industries, Inc. as of December 31, 2016 and 2015, and the related consolidated statement of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Gibraltar Industries, Inc. and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 21, 2017

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2017 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2016 fiscal year.
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
Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2017 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2016 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in the Company’s 2017 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2016 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2017 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2016 fiscal year.

Item 14.	Principal Accounting Fees and Services
Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2017 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2016 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

	(1)	The following financial statements are included:

		(i)	Report of Independent Registered Public Accounting Firm

		(ii)	Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015, and 2014

		(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014

		(iv)	Consolidated Balance Sheets as of December 31, 2016 and 2015

		(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014

		(vi)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014

		(vii)	Notes to Consolidated Financial Statements

	(2)	The following financial statement schedules for the years ended December 31, 2016, 2015, and 2014 are included in this Annual Report on Form 10-K:

		(i)	Quarterly Unaudited Financial Data (included in notes to consolidated financial statements)

Schedules other than those listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

	(3)	Exhibits: the index of exhibits to this Annual Report on Form 10-K included herein is set forth on the attached Exhibit Index beginning on page 93.

(b)	Other Information:

Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
By	/s/ Frank G. Heard
Frank G. Heard
President and Chief Executive Officer
Dated: February 21, 2017
In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Frank G. Heard	President, Chief Executive Officer (principal executive officer) and Director	February 21, 2017
Frank G. Heard

/s/ Kenneth W. Smith	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 21, 2017
Kenneth W. Smith

/s/ William P. Montague	Chairman of the Board	February 21, 2017
William P. Montague

/s/ Sharon M. Brady	Director	February 21, 2017
Sharon M. Brady

/s/ Jane L. Corwin	Director	February 21, 2017
Jane L. Corwin

/s/ Craig A. Hindman	Director	February 21, 2017
Craig A. Hindman

/s/ Vinod M. Khilnani	Director	February 21, 2017
Vinod M. Khilnani

/s/ James B. Nish	Director	February 21, 2017
James B. Nish

Exhibit Index

Exhibit Number	Exhibit

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

10.2*	Change in Control Agreement between the Company and Frank G. Heard dated January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 5, 2015)

10.3*	Change in Control Agreement between the Company and Kenneth W. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.4*
Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.5*	Gibraltar Deferred Compensation Plan Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2009)

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

10.7*
Gibraltar Industries, Inc. Omnibus Code Section 409A Compliance Policy, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009)

10.8*	Summary Description of Annual Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009)

Exhibit Number	Exhibit

10.9*
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

10.10*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan dated December 31, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 7, 2016)

10.11*
Gibraltar Industries, Inc. 2015 Management Stock Purchase Plan dated May 7, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 12, 2015), as amended by Management Stock Purchase Plan dated December 31, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 7, 2016), and further amended by the Gibraltar Industries, Inc. Management Stock Purchase Plan Second Amendment dated January 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 28, 2016)

10.12*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Stock dated May 7, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 12, 2015)

10.13*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Performance Units dated December 31, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 3, 2017)

10.14*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Non-Qualified Options dated December 31, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 7, 2016)

10.15*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units dated December 31, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 5, 2016)

10.16*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units dated December 31, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 5, 2016)

10.17*	Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.18*	Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2016)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Document is a management contract or compensatory plan or agreement.

**	Submitted electronically with this Annual Report on Form 10-K.