Form 10-Q
period 2017-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2017-05-05
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of May 3, 2017, the number of common shares outstanding was: 31,581,944.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net Sales	$206,605	$237,671
Cost of sales	157,350	183,521
Gross profit	49,255	54,150
Selling, general, and administrative expense	39,576	36,389
Income from operations	9,679	17,761
Interest expense	3,576	3,691
Other expense (income)	54	(35)
Income before taxes	6,049	14,105
Provision for income taxes	2,053	5,076
Net income	$3,996	$9,029
Net earnings per share:
Basic	$0.13	$0.29
Diluted	$0.12	$0.28
Weighted average shares outstanding:
Basic	31,688	31,423
Diluted	32,254	31,790
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$3,996	$9,029
Other comprehensive income (loss):
Foreign currency translation adjustment	679	3,078
Adjustment to retirement benefit liability, net of tax	(3)	(1)
Adjustment to post employment health care benefit liability, net of tax	29	38
Other comprehensive income	705	3,115
Total comprehensive income	$4,701	$12,144
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,901	$170,177
Accounts receivable, net	128,482	124,072
Inventories	86,943	89,612
Other current assets	5,957	7,336
Total current assets	382,283	391,197
Property, plant, and equipment, net	98,691	108,304
Goodwill	320,411	304,032
Acquired intangibles	112,533	110,790
Other assets	4,548	3,922
	$918,466	$918,245
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$76,894	$69,944
Accrued expenses	66,253	70,392
Billings in excess of cost	14,452	11,352
Current maturities of long-term debt	400	400
Total current liabilities	157,999	152,088
Long-term debt	209,433	209,237
Deferred income taxes	38,089	38,002
Other non-current liabilities	46,640	58,038
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 32,133 shares and 32,085 shares issued and outstanding in 2017 and 2016	321	320
Additional paid-in capital	265,809	264,418
Retained earnings	215,998	211,748
Accumulated other comprehensive loss	(7,016)	(7,721)
Cost of 552 and 530 common shares held in treasury in 2017 and 2016	(8,807)	(7,885)
Total shareholders’ equity	466,305	460,880
	$918,466	$918,245
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$3,996	$9,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,480	6,054
Stock compensation expense	1,635	1,348
Net loss (gain) on sale of assets	12	(189)
Exit activity (recoveries) costs, non-cash	(917)	910
Other, net	240	(220)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(4,462)	14,880
Inventories	2,338	117
Other current assets and other assets	410	(254)
Accounts payable	5,672	(5,101)
Accrued expenses and other non-current liabilities	(12,061)	(11,033)
Net cash provided by operating activities	2,343	15,541
Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(18,561)	(2,314)
Net proceeds from sale of property and equipment	9,233	57
Purchases of property, plant, and equipment	(1,453)	(1,501)
Other, net	—	1,118
Net cash used in investing activities	(10,781)	(2,640)
Cash Flows from Financing Activities
Payment of debt issuance costs	—	(54)
Purchase of treasury stock at market prices	(922)	(414)
Net proceeds from issuance of common stock	11	133
Net cash used in financing activities	(911)	(335)
Effect of exchange rate changes on cash	73	1,203
Net (decrease) increase in cash and cash equivalents	(9,276)	13,769
Cash and cash equivalents at beginning of year	170,177	68,858
Cash and cash equivalents at end of period	$160,901	$82,627
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	32,085	$320	$264,418	$211,748	$(7,721)	530	$(7,885)	$460,880
Net income	—	—	—	3,996	—	—	—	3,996
Foreign currency translation adjustment	—	—	—	—	679	—	—	679
Adjustment to retirement benefit liability, net of taxes of ($2)	—	—	—	—	(3)	—	—	(3)
Adjustment to post employment health care benefit liability, net of taxes of $19	—	—	—	—	29	—	—	29
Stock compensation expense	—	—	1,635	—	—	—	—	1,635
Cumulative effect of accounting change (see Note 2)	—	—	(254)	254	—	—	—	—
Stock options exercised	1	—	11	—	—	—	—	11
Net settlement of restricted stock units	47	1	(1)	—	—	22	(922)	(922)
Balance at March 31, 2017	32,133	$321	$265,809	$215,998	$(7,016)	552	$(8,807)	$466,305
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three month periods ended March 31, 2017 are not necessarily indicative of the results expected for the full year. The Company is subject to reduced activity in the first and fourth quarters as colder, inclement weather reduces order rates from end markets it serves. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual Form 10-K for the year ended December 31, 2016.

Certain prior year amounts have been reclassified to conform to current year's presentation. Refer to Note 2 for a summary of ASUs we adopted during 2017 and the related financial statement impact.

Immaterial Adjustment to Previously Reported Interim Period

For the quarter ended March 31, 2016, immaterial differences were identified between amounts presented in prior quarterly reports on Form 10-Q and amounts required to be recorded in accordance with U.S. generally accepted accounting principles due to errors in the Company's accounting for estimated total contract costs at completion as it is related to revenue recognition under the percentage of completion accounting method. Refer to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 for a complete description of these differences. The corrected amounts for the quarter ended March 31, 2016, are presented in the accompanying consolidated statements of operations, comprehensive income and cash flows.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company currently believes the most significant impact of this standard upon adoption relates to the revenue recognition for custom fabricated products within the Company's Industrial and Infrastructure Products segment. Under this standard, the Company expects to recognize revenue on an over time basis on custom fabricated products in the Industrial and Infrastructure Products segment which is a change from our current revenue recognition policy of point-in-time basis. The Company expects revenue recognition related to the remaining Industrial and Infrastructure Products segment, Residential Products segment and Renewable Energy and Conservation segment to remain substantially unchanged upon adoption of this standard. The Company has identified and is in the process of implementing appropriate changes to the Company's business processes, systems and internal controls to support recognition and disclosure under this standard. The transition method to be adopted by the Company is still currently being evaluated. The Company has not yet completed the process of quantifying the effects of any changes that will result from adoption.

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

The Company has adopted all amendments included in this standard under each required transition method.  The Company concluded there were no material changes to prior periods, except for the following: the Company (a) reclassified its prior interim period excess tax benefit for stock compensation of $187,000 on its consolidated statement of cash flows from a financing activity to an operating activity; and (b) recognized a cumulative-effect adjustment of $254,000 as an increase to retained earnings and decrease to additional paid-in capital on the Company's consolidated statement of shareholders' equity as of January 1, 2017 to reflect the change in value for a restricted stock unit liability award as of December 31, 2016, as if the award had been classified as an equity award since its respective grant date.

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
The Company has adopted this standard and it did not have any impact on the Company's consolidated financial statements. Date of Adoption: Q1 2017

ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The standard requires an employer to recognize the service cost component of net periodic pension costs and net periodic postretirement benefit costs in the same line item(s) as other compensation costs from services rendered by pertinent employees during the period. Other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The provisions of this standard are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.

The Company has adopted this standard and has applied it retrospectively for the presentation of the service cost component, as well as, other components of net periodic pension cost and net periodic postretirement benefit cost in our statement of operations. The adoption decreased selling, general, and administrative expense by $160,000, and comparably increased other expense in our prior interim period statement of operations by the same amount. This guidance did not have any impact on our balance sheet or our statement of cash flows.

Date of Adoption: Q1 2017

3. ACCOUNTS RECEIVABLE, NET
Accounts receivable consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Trade accounts receivable	$87,669	$81,193
Contract receivables:
Amounts billed	35,551	41,569
Costs in excess of billings	10,699	6,582
Total contract receivables	46,250	48,151
Total accounts receivable	133,919	129,344
Less allowance for doubtful accounts	(5,437)	(5,272)
Accounts receivable	$128,482	$124,072
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

4. INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw material	$40,521	$41,758
Work-in-process	12,644	12,268
Finished goods	33,778	35,586
Total inventories	$86,943	$89,612

5. ACQUISITIONS
On February 22, 2017, the Company acquired all of the outstanding stock of Package Concierge. Package Concierge is a leading provider of multifamily electronic package delivery locker systems in the United States.

The acquisition of Package Concierge is expected to enable the Company to expand its position in the fast-growing package delivery solutions market. The results of Package Concierge have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Residential Products segment). The preliminary aggregate purchase consideration for the acquisition of Package Concierge was $18,892,000 as of March 31, 2017, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The acquisition was financed through cash on hand.

The preliminary purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $16,710,000, which is not deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the building products markets.

The allocation of the preliminary purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$590
Working capital deficiency	(2,071)
Property, plant and equipment	55
Acquired intangible assets	3,600
Other assets	8
Goodwill	16,710
Fair value of purchase consideration	$18,892

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Estimated Useful Life
Trademarks	$600	Indefinite
Technology	1,300	10 years
Customer relationships	1,700	7 years
Total	$3,600

On October 11, 2016, the Company acquired all of the outstanding stock of Nexus Corporation ("Nexus"). Nexus is a leading provider of commercial-scale greenhouses to customers in the United States.

The acquisition of Nexus is expected to enable the Company to strengthen its position in the commercial greenhouse market in the United States. The results of Nexus have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Renewable Energy and Conservation segment). The final aggregate purchase consideration for the acquisition of Nexus was $23,762,000, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The remaining estimated purchase adjustment accrued as of December 31, 2016 of $1,000,000 was reduced to $168,000 and was paid by the Company during the first quarter of 2017.

The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $11,451,000, of which all is deductible for tax purposes.

The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$2,495
Working capital	(1,109)
Property, plant and equipment	4,702
Acquired intangible assets	6,200
Other assets	23
Goodwill	11,451
Fair value of purchase consideration	$23,762

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Estimated Useful Life
Trademarks	$3,200	Indefinite
Technology	1,300	15 years
Customer relationships	800	11 years
Backlog	900	0.25 years
Total	$6,200

The acquisitions of Package Concierge and Nexus were funded from available cash on hand. The Company incurred certain acquisition-related costs of $102,000 and $31,000 during the three months ended March 31, 2017 and 2016, respectively. These costs were composed of legal and consulting fees, and were recognized as a component of selling, general and administrative expenses in the consolidated statements of operations.

6. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy & Conservation	Total
Balance at December 31, 2016	$181,285	$53,884	$68,863	$304,032
Acquired goodwill	16,710	—	—	16,710
Adjustments to prior year acquisitions	—	—	(832)	(832)
Foreign currency translation	—	46	455	501
Balance at March 31, 2017	$197,995	$53,930	$68,486	$320,411
Goodwill is recognized net of accumulated impairment losses of $235,419,000 as of March 31, 2017 and December 31, 2016.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$45,352	$—	$44,720	$—	Indefinite
Finite-lived intangible assets:
Trademarks	5,815	2,584	5,808	2,427	5 to 15 Years
Unpatented technology	28,020	10,519	26,720	10,041	5 to 20 Years
Customer relationships	80,596	35,096	78,569	33,585	5 to 17 Years
Non-compete agreements	1,649	700	1,649	623	4 to 10 Years
Backlog	900	900	900	900	0.5 to 2 Years
	116,980	49,799	113,646	47,576
Total acquired intangible assets	$162,332	$49,799	$158,366	$47,576
The following table summarizes the acquired intangible asset amortization expense for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization expense	$2,162	$2,181
Amortization expense related to acquired intangible assets for the remainder of fiscal 2017 and the next five years thereafter is estimated as follows (in thousands):

2017	$6,581
2018	$8,277
2019	$7,607
2020	$7,094
2021	$6,493
2022	$6,082

7. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	2,800	2,800
Less unamortized debt issuance costs	(2,967)	(3,163)
Total debt	209,833	209,637
Less current maturities	400	400
Total long-term debt	$209,433	$209,237
The Company's Fifth Amended and Restated Credit Agreement dated December 9, 2015 (the "Senior Credit Agreement") was amended to convert our secured asset based credit facility into a secured cash flow revolver, and terminates on December 9, 2020.
The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company has the option to request additional financing from the banks to either increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million. The Senior Credit Agreement contains financial covenants. As of March 31, 2017, the Company is in compliance with all covenants.

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
Standby letters of credit of $13,081,000 have been issued under the Senior Credit Agreement on behalf of the Company as of March 31, 2017. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of March 31, 2017, the Company had $286,919,000 of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at March 31, 2017 and December 31, 2016.
On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes (6.25% Notes) due February 1, 2021.The provisions of the 6.25% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits and interest is paid semiannually on February 1 and August 1 of each year.

8. RELATED PARTY TRANSACTIONS
An officer of one of the Company's operating segments is the owner of certain real estate properties leased for manufacturing and distribution purposes by that operating segment. The leases are in effect until June 2018 and June 2020. For the three months ended March 31, 2017 and 2016, the Company incurred the following lease expense for these properties.

	Three Months Ended March 31,
	2017	2016
Cost of sales	$262	$217

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(5,848)	$197	$(3,150)	$(8,801)	$(1,080)	$(7,721)
Minimum pension and post retirement health care plan adjustments	—	(5)	48	43	17	26
Foreign currency translation adjustment	679	—	—	679	—	679
Balance at March 31, 2017	$(5,169)	$192	$(3,102)	$(8,079)	$(1,063)	$(7,016)
The realized adjustments relating to the Company’s minimum pension liability and post retirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of operations.

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

Equity Based Awards - Settled in Stock
The following table provides the number of stock unit awards granted which will convert to shares upon vesting during the three months ended March 31, along with the weighted average grant date fair values:

	2017		2016
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Performance stock units	98,482	$43.05	—	$—
Restricted stock units	59,112	$43.05	94,489	$20.43
Options	20,000	$43.05	—	$—
Included in the performance stock units disclosed above are 78,482 units awarded in February 2017 for which the final number of units that will convert to shares will be determined based on the Company’s actual return on invested capital (ROIC) relative to the ROIC targeted for the performance period ended December 31, 2017. The remaining 20,000 units were also awarded in February 2017. The number of shares to be issued to the recipient will be determined based upon the ranking of the Company’s total shareholder return over a three (3) year performance period ended February 1, 2020 compared to the total shareholder return of companies in the S&P Small Cap Industrial Sector over such period.
Performance Stock Units - Settled in Cash
The Company awarded performance stock units ("PSUs") that will convert to cash after three years based upon a one year performance period in 2016, 2015 and 2014. The cost of these awards is recognized over the requisite vesting period. The PSUs earned over the performance period are determined based on the Company’s actual return on invested capital (ROIC) relative to the ROIC targeted for the performance period.

During the 2016 performance period, the participants earned an aggregate of 250,000 PSUs, representing 200% of the targeted
2016 award of 125,000. This award will convert to cash payable in January 2019.
During the 2015 performance period, the participants earned an aggregate of 438,000 PSUs, representing 200% of the targeted 2015 award of 219,000. This award will convert to cash payable in January 2018.
The following table summarizes the compensation expense recognized for the PSUs which will convert to cash for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2017	2016
Performance stock unit compensation expense	$1,737	$825
Management Stock Purchase Plan
The Management Stock Purchase Plan ("MSPP") provides participants the ability to defer a portion of their compensation, which deferral is converted to restricted stock units, and credited to an account. Under the MSPP, the Company provides a matching award in restricted stock units equal to a percentage of the employees' compensation. Matching awards are not provided to directors. The account represents a share-based liability converted to and settled in cash which is payable to participants upon retirement or a termination of their service to the Company.
The following table provides the number of restricted stock units credited to participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the three months ended March 31,

	2017	2016
Restricted stock units credited	98,770	179,620
Share-based liabilities paid (in $1000s)	$2,353	$1,984

11. FAIR VALUE MEASUREMENTS
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
The Company had no financial assets or liabilities measure at fair value on a recurring basis at March 31, 2017 and December 31, 2016. The Company’s only financial instrument for which the carrying value differs from its fair value is long-term debt. At March 31, 2017 and December 31, 2016, the fair value of outstanding debt net of unamortized debt issuance costs was $219,373,000 and $219,898,000, respectively, compared to its carrying value of $209,833,000 and $209,637,000, respectively.  The fair value of the Company’s Senior Subordinated 6.25% Notes is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices adjusted for unamortized debt issuance costs.

12. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company has entered its third year of a five year planned transformation strategy formulated to transform its operations and improve its financial results over this five year period. This strategy includes an 80/20 simplification initiative which, in part, focuses the Company’s internal resources on further increasing the value provided to our customers. A result of this initiative was the identification of low-volume, low margin, internally-produced products which have been or will be outsourced or discontinued. Portfolio management, another key part of the strategy and a natural adjunct to the 80/20 initiative, is another initiative in which management conducts strategic reviews of our current portfolio for future profitable growth and greater shareholder returns. This initiative has resulted in the sale and exiting of less profitable businesses or products lines in order to enable the Company to re-allocate leadership, time, capital and resources to the highest potential platforms and businesses. Exit activity costs and asset impairment charges were incurred as a result of these initiatives.
Exit activity costs were incurred during the three months ended March 31, 2017 which relate to contract termination costs, severance costs, and other moving and closing costs. These costs were the result of the closing and consolidation of facilities, relocation of inventory and equipment at those facilities and the reduction of workforce associated with the discontinued products and closed facilities. During the three months ended March 31, 2017, asset impairment charges incurred were more than offset by a gain on sale of assets previously impaired in 2016 as a result of businesses and product lines discontinued. Specifically, the exit of both the Company's small European residential solar racking business and the exit of the Company's U.S. bar grating product line, which commenced during the fourth quarter of 2016, transacted sales of assets during the three months ended March 31, 2017 which resulted in a net gain. These exits are expected to be completed in the first half of 2017. During the three months ended March 31, 2017, asset impairment charges were incurred related to the write-down of inventory and impairment of machinery and equipment associated with either discontinued product lines or the reduction of manufactured goods offered within a product line. These assets were written down to their sale or scrap value, and were subsequently sold or disposed of. During the three months ended March 31, 2017, the company closed three facilities as a result of these initiatives.
During the three months ended March 31, 2016, the Company incurred asset impairment charges and exit activity costs resulting from the above initiatives as well.
The following tables set forth the asset impairment charges and exit activity costs in conjunction with these efforts, incurred by segment during the three months ended March 31, related to the restructuring activities described above (in thousands):

	2017			2016
	Inventory write-downs &/or asset impairment recoveries	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total
Residential Products	$(21)	$185	$164	$688	$330	$1,018
Industrial & Infrastructure Products	(896)	2,656	1,760	222	458	680
Renewable Energy & Conservation	—	1,050	1,050	—	—	—
Corporate	—	28	28	—	—	—
Total exit activity costs & asset impairments	$(917)	$3,919	$3,002	$910	$788	$1,698

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the statement of operations for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$994	$1,118
Selling, general, and administrative expense	2,008	580
Net asset impairment and exit activity charges	$3,002	$1,698

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2017	2016
Balance at January 1	$3,744	$603
Exit activity costs recognized	3,919	788
Cash payments	(4,617)	(430)
Balance at March 31	$3,046	$961

13. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three months ended March 31, and the applicable effective tax rates:

	Three Months Ended March 31,
	2017	2016
Provision for income taxes	$2,053	$5,076
Effective tax rate	33.9%	36.0%
The effective tax rate for the three months ended March 31, 2017 was less than the U.S. federal statutory rate of 35% due to net deductible permanent differences and favorable discrete items partially offset by state taxes and $0.9 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded as such benefit is not expected to be realizable. The effective tax rate for the three months ended March 31, 2016 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by deductible permanent differences and favorable discrete items.

14. EARNINGS PER SHARE
Basic earnings and diluted weighted-average shares outstanding are as follows for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income available to common shareholders	$3,996	$9,029
Denominator for basic earnings per share:
Weighted average shares outstanding	31,688	31,423
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,688	31,423
Common stock options and restricted stock	566	367
Weighted average shares and conversions	$32,254	$31,790
The weighted average number of diluted shares does not include potential anti-dilutive common shares aggregating 526,000 and 723,000 for the three months ended March 31, 2017 and 2016, respectively.

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
The following table illustrates certain measurements used by management to assess performance of the segments described above for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2017	2016
Net sales:
Residential Products	$104,551	$100,147
Industrial and Infrastructure Products	50,718	80,017
Less: Intersegment sales	(456)	(367)
	50,262	79,650
Renewable Energy and Conservation	51,792	57,874
Total consolidated net sales	$206,605	$237,671

Income from operations:
Residential Products	$15,641	$12,231
Industrial and Infrastructure Products	(37)	3,326
Renewable Energy and Conservation	3,340	8,307
Unallocated Corporate Expenses	(9,265)	(6,103)
Total income from operations	$9,679	$17,761

16. SUPPLEMENTAL FINANCIAL INFORMATION
The following information sets forth the consolidating summary financial statements of the issuer (Gibraltar Industries, Inc.) and guarantors, which guarantee the Senior Subordinated 6.25% Notes due February 1, 2021, and the non-guarantors. The guarantors are 100% owned domestic subsidiaries of the issuer and the guarantees are full, unconditional, joint and several.
Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$197,748	$11,242	$(2,385)	$206,605
Cost of sales	—	150,507	8,982	(2,139)	157,350
Gross profit	—	47,241	2,260	(246)	49,255
Selling, general, and administrative expense	43	36,506	3,027	—	39,576
(Loss) income from operations	(43)	10,735	(767)	(246)	9,679
Interest expense (income)	3,402	192	(18)	—	3,576
Other expense (income)	—	130	(76)	—	54
(Loss) income before taxes	(3,445)	10,413	(673)	(246)	6,049
(Benefit of) provision for income taxes	(1,344)	3,378	19	—	2,053
Equity in earnings from subsidiaries	6,343	(692)	—	(5,651)	—
Net income (loss)	$4,242	$6,343	$(692)	$(5,897)	$3,996

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$215,213	$27,293	$(4,835)	$237,671
Cost of sales	—	165,439	22,640	(4,558)	183,521
Gross profit	—	49,774	4,653	(277)	54,150
Selling, general, and administrative expense	40	31,911	4,438	—	36,389
(Loss) income from operations	(40)	17,863	215	(277)	17,761
Interest expense (income)	3,403	310	(22)	—	3,691
Other (income) expense	(46)	216	(205)	—	(35)
(Loss) income before taxes	(3,397)	17,337	442	(277)	14,105
(Benefit of) provision for income taxes	(1,207)	6,092	191	—	5,076
Equity in earnings from subsidiaries	11,496	251	—	(11,747)	—
Net income	$9,306	$11,496	$251	$(12,024)	$9,029

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$4,242	$6,343	$(692)	$(5,897)	$3,996
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	679	—	679
Adjustment to retirement benefit liability, net of tax	—	(3)	—	—	(3)
Adjustment to post employment health care benefit liability, net of tax	—	29	—	—	29
Other comprehensive income	—	26	679	—	705
Total comprehensive income (loss)	$4,242	$6,369	$(13)	$(5,897)	$4,701

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$9,306	$11,496	$251	$(12,024)	$9,029
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	3,078	—	3,078
Adjustment to retirement benefit liability, net of tax	—	(1)	—	—	(1)
Adjustment to post employment health care benefit liability, net of tax	—	38	—	—	38
Other comprehensive income	—	37	3,078	—	3,115
Total comprehensive income (loss)	$9,306	$11,533	$3,329	$(12,024)	$12,144

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
MARCH 31, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$138,763	$22,138	$—	$160,901
Accounts receivable, net	—	121,615	6,867	—	128,482
Intercompany balances	(11,508)	15,414	(3,906)	—	—
Inventories	—	82,288	4,655	—	86,943
Other current assets	1,424	1,262	3,271	—	5,957
Total current assets	(10,084)	359,342	33,025	—	382,283
Property, plant, and equipment, net	—	95,183	3,508	—	98,691
Goodwill	—	298,179	22,232	—	320,411
Acquired intangibles	—	103,223	9,310	—	112,533
Other assets	—	4,548	—	—	4,548
Investment in subsidiaries	688,635	58,481	—	(747,116)	—
	$678,551	$918,956	$68,075	$(747,116)	$918,466
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$73,838	$3,056	$—	$76,894
Accrued expenses	4,088	60,307	1,858	—	66,253
Billings in excess of cost	—	12,491	1,961		14,452
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	4,088	147,036	6,875	—	157,999
Long-term debt	208,158	1,275	—	—	209,433
Deferred income taxes	—	35,370	2,719	—	38,089
Other non-current liabilities	—	46,640	—	—	46,640
Shareholders’ equity	466,305	688,635	58,481	(747,116)	466,305
	$678,551	$918,956	$68,075	$(747,116)	$918,466

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(6,605)	$12,141	$(3,193)	$—	$2,343
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(18,561)	—	—	(18,561)
Net proceeds from sale of property and equipment	—	9,081	152	—	9,233
Purchases of property, plant, and equipment	—	(1,326)	(127)	—	(1,453)
Net cash (used in) provided by investing activities	—	(10,806)	25	—	(10,781)
Cash Flows from Financing Activities
Purchase of treasury stock at market prices	(922)	—	—	—	(922)
Net proceeds from issuance of common stock	11	—	—	—	11
Intercompany financing	7,516	(6,398)	(1,118)	—	—
Net cash provided by (used in) financing activities	6,605	(6,398)	(1,118)	—	(911)
Effect of exchange rate changes on cash	—	—	73	—	73
Net decrease in cash and cash equivalents	—	(5,063)	(4,213)	—	(9,276)
Cash and cash equivalents at beginning of year	—	143,826	26,351	—	170,177
Cash and cash equivalents at end of period	$—	$138,763	$22,138	$—	$160,901

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(6,371)	$23,251	$(1,339)	$—	$15,541
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(2,314)	—	—	(2,314)
Net proceeds from sale of property and equipment	—	57	—	—	57
Purchases of property, plant, and equipment	—	(1,356)	(145)	—	(1,501)
Other, net	—	1,118	—	—	1,118
Net cash used in investing activities	—	(2,495)	(145)	—	(2,640)
Cash Flows from Financing Activities
Payment of debt issuance costs	—	(54)	—	—	(54)
Purchase of treasury stock at market prices	(414)	—	—	—	(414)
Net proceeds from issuance of common stock	133	—	—	—	133
Intercompany financing	6,652	(7,144)	492	—	—
Net cash provided by (used in) financing activities	6,371	(7,198)	492	—	(335)
Effect of exchange rate changes on cash	—	—	1,203	—	1,203
Net increase in cash and cash equivalents	—	13,558	211	—	13,769
Cash and cash equivalents at beginning of year	—	39,597	29,261	—	68,858
Cash and cash equivalents at end of period	$—	$53,155	$29,472	$—	$82,627

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

We have recently completed the second year of our multi-year simplification initiative. Since initiation of 80/20 in 2015, we have achieved nearly 250 basis points of operating margin improvement from 80/20 simplification initiatives and exceeded our initial five-year target ending 2019 of $25 million of pre-tax savings. We currently sit at the start of the "middle innings" of this 80/20 initiative, which means that there is both more work and more opportunity ahead. We are targeting greater structural changes affecting the balance sheet. We are just starting the follow-on management tools of in-lining our manufacturing processes linked with market-rate-of-demand replenishment tools. These follow-on tools are focused on process manufacturing the highest-volume products for our largest customers, and on a much higher level of capacity utilization. We expect these methods will yield additional benefits including lower manufacturing costs, lower inventories and fixed assets, and an even higher level of service to customers. Additionally, we are focused on driving top line growth with new and innovative products. Our initiatives will be tailored toward reallocating sales and marketing talent to target specific end user groups in order to better understand their needs and the various market opportunities that may be available. This effort is expected to produce ideas and opportunities that generate profitable growth.

The second pillar of our strategy is portfolio management, which is a natural adjunct to the 80/20 initiative. Using the 80/20 process, we conduct strategic reviews of our customers and end markets, and allocate leadership time, capital and resources to the highest-potential platforms and businesses. Following the sale of our European industrial manufacturing business to a third party in April 2016, we next decided in December 2016 to exit our small European residential solar racking business and U.S. bar grating product line, which are proceeding as planned. These portfolio changes have helped contribute to the Company's realization of a higher rate of return on invested capital in 2016. We have now acted on all near-term portfolio assessments and expect no additional changes in 2017 while we continue to position our resources on more attractive projects and markets.

Product innovation is our third strategic pillar. Innovation is centered on the allocation of new and existing resources to opportunities that drive sustainable returns. We are focused on those products and technologies that have relevance to the end-user and can be differentiated from our competition. Our focus on innovation is centered on four markets: postal and parcel products, residential air management, infrastructure and renewable energy. These respective markets are expected to grow based on demand for: centralized mail and parcel delivery systems; zero carbon footprint homes; the need for repairs to elevated bridges that are structurally deficient or functionally obsolete; and energy sources not dependent on fossil fuels.

The fourth pillar of our strategy is acquisitions. We are focused on making strategic acquisitions in five key markets, four of which are served by existing platforms within the Company. The existing platforms include the same areas in which we are targeting the development of innovative products: postal and parcel solutions, infrastructure, residential air management and renewable energy. The remaining new platform is water management and conservation. These platforms are all large markets in which the underlying trends for customer convenience and safety, energy-savings and resource conservation are of increasing importance and are expected to drive long-term demand. We believe these markets also offer the opportunity for higher returns on our investments than those we have generated in the past. The acquisitions of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015 and more recently, Nexus Corporation ("Nexus") in October 2016 and Package Concierge in February 2017, were the direct result of this fourth pillar strategy.
On February 22, 2017, the Company acquired all of the outstanding stock of Package Concierge for approximately $19 million subject to a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The acquisition was financed through cash on hand. Package Concierge is a leading provider of multifamily electronic package delivery locker systems in the United States. The results of operations of Package Concierge have been included within the Residential Products segment of the Company's consolidated financial statements from the date of acquisition.
On February 6, 2017, the Company completed the sale of substantially all of its U.S. bar grating product line assets to a third party. The Company had previously announced, on December 2, 2016, its intentions to exit its U.S. bar grating product line as part of its portfolio management initiative. These assets were a part of our Industrial and Infrastructure Products segment.

On December 2, 2016, the Company announced its decision to exit its European residential solar racking business and U.S. bar grating product line as part of its portfolio management and 80/20 strategic initiatives. These businesses contributed a combined $75 million in revenue and pre-tax operating losses of $6 million in 2016. This action resulted in the sale and closing of 3 facilities in early 2017.

On October 11, 2016, the Company acquired all of the outstanding stock of Nexus for approximately $24 million. The acquisition was financed through cash on hand. Nexus is a leading provider of commercial-scale greenhouses to customers in the United States. The results of operations of Nexus have been included within the Renewable Energy and Conservation segment of the Company's consolidated financial statements from the date of acquisition.

On April 15, 2016, the Company sold its European industrial manufacturing business to a third party for net of cash proceeds of $8.3 million. This business, which supplied expanded metal products for filtration and other applications, contributed $36 million in revenue to the Company's Industrial and Infrastructure Products segment in 2015 and had nearly break-even operating results. The divestiture of this business is in alignment with the Company's portfolio management assessments.

The Company serves customers primarily throughout North America and, to a lesser extent, Asia. Our customers include major home improvement retailers, wholesalers, industrial distributors, contractors, solar developers and institutional and commercial growers of plants. As of March 31, 2017, we operated 42 facilities in 18 states, Canada, China, and Japan giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the Asian markets.

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

Results of Operations
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the three months ended March 31, (in thousands):

	2017		2016
Net sales	$206,605	100.0%	$237,671	100.0%
Cost of sales	157,350	76.2%	183,521	77.2%
Gross profit	49,255	23.8%	54,150	22.8%
Selling, general, and administrative expense	39,576	19.1%	36,389	15.3%
Income from operations	9,679	4.7%	17,761	7.5%
Interest expense	3,576	1.8%	3,691	1.6%
Other expense (income)	54	0.0%	(35)	0.0%
Income before taxes	6,049	2.9%	14,105	5.9%
Provision for income taxes	2,053	1.0%	5,076	2.1%
Net income	$3,996	1.9%	$9,029	3.8%
The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

				Change due to
	2017	2016	Total Change	Divestitures	Acquisitions	Operations
Net sales:
Residential Products	$104,551	$100,147	$4,404	$—	$576	$3,828
Industrial and Infrastructure Products	50,718	80,017	(29,299)	(27,104)	—	(2,195)
Less: Intersegment sales	(456)	(367)	(89)	—	—	(89)
	50,262	79,650	(29,388)	(27,104)	—	(2,284)
Renewable Energy and Conservation	51,792	57,874	(6,082)	(1,400)	4,308	(8,990)
Consolidated	$206,605	$237,671	$(31,066)	$(28,504)	$4,884	$(7,446)

Consolidated net sales decreased by $31.1 million, or 13.1%, to $206.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in sales was primarily the result of divestitures related to the Company’s portfolio management activities during 2016. The Company sold its European industrial manufacturing business in April 2016 to a third party and exited both the Company's small European residential solar racking business and the Company's U.S. bar grating product line, both of which commenced during the fourth quarter of 2016. These divestitures resulted in a decrease in revenues of $28.5 million from the prior year quarter. Along with the divestitures, volumes in comparable revenue streams quarter over quarter decreased 5.0%. Slightly offsetting these declines were net sales contributions from our recent acquisitions in our Renewable Energy and Conservation and Residential Products Segments, Nexus in October 2016 and Package Concierge in February 2017, along with a modest 1.3% increase in pricing to customers.
Net sales in our Residential Products segment increased 4.4%, or $4.4 million to $104.6 million for the three months ended March 31, 2017 compared to $100.1 million in the three months ended March 31, 2016. The increase was the result of sales generated from the acquisition of Package Concierge, a 2.0% increase in pricing to customers, and a 0.8% net increase in volume. The net sales volume increase was primarily due to an increase in demand for our postal and parcel storage products.
Net sales in our Industrial and Infrastructure Products segment decreased 36.9%, or $29.4 million to $50.3 million for the three months ended March 31, 2017 compared to $79.7 million for the three months ended March 31, 2016. The decrease in net sales was the combined result of the Company's exit from its U.S. bar grating product line and the divestiture of our European industrial manufacturing business, along with a 4.7% decrease in volume as compared to the same period in the prior year. A decrease in demand for our infrastructure products, which include components for bridges and elevated highways, contributed to the decline in volume due to continued delay in infrastructure projects. We expect this decline to be temporary due to pending federal and state funding availability and as evidenced by an increase in infrastructure backlog for the quarter.
Net sales in our Renewable Energy and Conservation segment decreased 10.5%, or $6.1 million to $51.8 million for the three months ended March 31, 2017 compared to $57.9 million for the three months ended March 31, 2016. The decrease was the result of a 13.8% decrease in volume along with the effects of the exit of the Company's small European residential solar racking business, partially offset by sales generated from the acquisition of Nexus. The decline in volume from the comparable quarter was largely due to carryover benefit realized in the first quarter of 2016 from the increased sales activity near the end of 2015 as developers pushed to complete new solar installations to qualify for the then expected expiration of the federal investment tax credit at the end of 2015. In addition, we were more selective with the projects pursued during 2016 to ensure that we provided expected levels of service to our key customers as we moved production of major components of our new racking system in-house.  We became satisfied with the results of our progress with this design change and in-sourcing project during the fourth quarter of 2016 and then we began to more aggressively pursue projects.
As a result, we entered 2017 with lower backlogs as compared to the beginning of 2016.
Our consolidated gross margin increased to 23.8% for the three months ended March 31, 2017 compared to 22.8% for the three months ended March 31, 2016. The Company largely benefited from portfolio management actions during 2016 in which less profitable businesses or products lines were sold or exited in order to enable the Company to re-allocate leadership, time, capital and resources to the highest potential platforms and businesses. In addition, other restructuring actions taken resulting from our 80/20 initiatives in 2016 reduced costs and contributed to the increased margin as well.
Selling, general, and administrative (SG&A) expenses increased by $3.2 million, or 8.8%, to $39.6 million for the three months ended March 31, 2017 from $36.4 million for the three months ended March 31, 2016. The $3.2 million increase was primarily due to a $1.8 million increase in restructuring costs related to our portfolio management and 80/20 initiatives, as well as senior leadership transition and acquisition-related costs. Also contributing to the increase was $1.4 million of higher performance-based compensation expense, the result of the higher price of the Company's shares which increased as compared to the first quarter of 2016. SG&A expenses as a percentage of net sales increased to 19.1% in the three months ended March 31, 2017 compared to 15.3% in the three months ended March 31, 2016.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended March 31, (in thousands):

	2017		2016		Total Change
Income (loss) from operations:
Residential Products	$15,641	15.0%	$12,231	12.2%	$3,410
Industrial and Infrastructure Products	(37)	(0.1)%	3,326	4.2%	(3,363)
Renewable Energy and Conservation	3,340	6.4%	8,307	14.4%	(4,967)
Unallocated Corporate Expenses	(9,265)	(4.5)%	(6,103)	(2.6)%	(3,162)
Consolidated income from operations	$9,679	4.7%	$17,761	7.5%	$(8,082)
Our Residential Products segment generated an operating margin of 15.0% during the three months ended March 31, 2017 compared to 12.2% during the three months ended March 31, 2016. The increase of $3.4 million of operating profit is due to the benefits of improved operational efficiencies and contributions from the 80/20 simplification initiative.

Our Industrial and Infrastructure Products segment generated an operating margin of (0.1)% during the three months ended March 31, 2017 compared to 4.2% during the three months ended March 31, 2016. The decrease was largely the result of lower volumes resulting from the divestitures of our U.S. bar grating product line and our European industrial manufacturing business not fully offset by the effects of manufacturing efficiencies resulting from the 80/20 simplification.

The Renewable Energy and Conservation segment generated an operating margin of 6.4% in the current year quarter compared to 14.4% in the prior year quarter. The decrease was primarily due to lower volume along with an unfavorable alignment of material costs to customer selling prices, partially offset by results from the execution of operational efficiencies in the segment, including rising synergies from raw material sourcing, freight management, and strategic make-versus-buy decisions.
Unallocated corporate expenses increased $3.2 million from $6.1 million during the three months ended March 31, 2016 to $9.3 million during the three months ended March 31, 2017. The largest contributor to the higher expenses quarter over quarter was the $1.4 million increase in performance-based compensation expense, resulting from the higher price of the Company's shares as compared to the first quarter of 2016. Senior leadership transition and acquisition costs recorded during the first quarter of 2017 also contributed to the increased expenses over the comparable period for 2016.
The Company recorded other expense of $0.1 million for the three months ended March 31, 2017. Other income, net of other expense for the three months ended March 31, 2016 was negligible.
Interest expense modestly decreased by $0.1 million to $3.6 million for the three months ended March 31, 2017 compared to $3.7 million for the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $2.1 million and $5.1 million, with effective tax rates of 33.9% and 36.0% for the three months ended March 31, 2017, and 2016, respectively. The effective tax rate for the first quarter of 2017 was less than the U.S. federal statutory rate of 35% due to net deductible permanent differences and favorable discrete items partially offset by state taxes and $0.9 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded as such benefit is not expected to be realizable. The effective tax rate for the first quarter of 2016 exceeded the U.S. federal statutory rate of 35% due to state taxes partially offset by deductible permanent differences and favorable discrete items.
Outlook
For 2017, we expect strong top-line and bottom-line growth in the third and fourth quarters, following short-term challenges to the second quarter. These challenges include a difficult year-over-year comparison due to portfolio management actions to drive higher profitability and returns, a one-quarter delay in the recovery of our Renewable Energy and Conservation segment, as it is not rebounding at the pace anticipated when full year guidance was provided in mid-February, continued difficult market conditions in the industrial and infrastructure markets, and higher raw material pricing. At the same time, we expect generally favorable market conditions at our Residential Products segment in the second quarter and to continue throughout the year.
As a result of the delay in the rebound in the Renewable Energy and Conservation market and headwinds in the Industrial markets, we are reducing guidance for full-year 2017. The markets are rebounding, with backlog in the Renewable Energy and Conservation market exceeding prior-year levels at the end of the first quarter. In addition, in the second half of the year, we expect to capitalize on the benefits of our recent portfolio management and product innovation actions; and the lessening effect of higher raw material costs.
As we proceed in 2017, we will advance our four-pillar strategy with a particular focus on strategic acquisitions, product innovation, and the next set of management tools for our 80/20 initiative. Our strategy remains effective and we are confident in achieving another year of higher profitability and returns.
The Company is revising its full-year revenue guidance to be approximately 3% below 2016 revenues. 2017 revenues will be impacted from our 2016 portfolio management actions, resulting in a year over year decline of approximately 8%, that will be partially offset by recent acquisitions which add nearly 2% to revenues. We believe that revenue streams occurring in both annual periods will contribute growth of 3% to 2017. The Company also expects EPS to be between $1.37 and $1.50 per diluted share, comparing favorably to $1.05 in 2016.

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

On December 9, 2015, we entered into the Company's Fifth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $300 million revolving credit facility and provides the Company with access to capital and improved financial flexibility. As of March 31, 2017, our liquidity of $447.8 million consisted of $160.9 million of cash plus $286.9 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and larger acquisitions may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2017, our foreign subsidiaries held $22.1 million of cash in U.S. dollars. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally. Repatriation of this cash for domestic purposes could result in significant tax consequences.
Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, and the improvement of shareholder value. The recent acquisitions of Nexus Corporation and Package Concierge on October 11, 2016 and February 22, 2017, respectively, were financed through cash on hand.
These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or not available at acceptable terms, our future liquidity may be adversely affected.
Cash Flows

The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2017	2016
Cash provided by (used in):
Operating activities of continuing operations	$2,343	$15,541
Investing activities of continuing operations	(10,781)	(2,640)
Financing activities of continuing operations	(911)	(335)
Effect of exchange rate changes	73	1,203
Net (decrease) increase in cash and cash equivalents	$(9,276)	$13,769
During the three months ended March 31, 2017, we generated net cash from operating activities totaling $2.3 million, composed of net income of $4.0 million plus $6.4 million from non-cash charges including depreciation, amortization, stock compensation, and exit activities, partially offset by an investment in working capital and other net assets of $8.1 million. Net cash provided by operating activities for the three months ended March 31, 2016 totaled $15.5 million, primarily composed of net income from continuing operations of $9.0 million plus non-cash charges including depreciation, amortization and stock compensation of $7.9 million, partially offset by a $1.4 million investment in working capital.

During the three months ended March 31, 2017, the cash invested in working capital and other net assets of $8.1 million included $2.3 million and $0.4 million decreases in inventory and other current assets and other assets, respectively, a $5.7 million increase in accounts payable, offset by a $4.4 million increase in accounts receivable and a $12.1 decrease in accrued expenses and other non-current liabilities. The decrease in inventory is due to the Company's continued 80/20 simplification process efforts, which has resulted in the discontinuation of less profitable product lines and the corresponding disposal of inventory associated with those product lines. The decrease in other current assets and other assets is primarily due to the timing of prepaid expenses. Accounts payable increased due to the seasonal increase in manufacturing activity. The increase in accounts receivable, which includes costs in excess of billings on contracts, is a direct result of the seasonality of customer contracts and related payments received that impact our business. The decrease in accrued expenses and other non-current liabilities of $12.1 million was largely due to the decrease in liabilities for equity based incentive plans and the timing of interest payments made on long-term debt as well as annual customer rebate payments made during the first quarter, offset by billings in excess of cost related to the timing of customer contracts.
Net cash used in investing activities for the three months ended March 31, 2017 of $10.8 million primarily consisted of $18.4 million of net cash paid for the acquisition of Package Concierge, capital expenditures of $1.4 million and a payment of $0.2 million related to the final purchase adjustment for the acquisition of Nexus. These payments were partially offset by net proceeds of $9.2 million from the sale of property and equipment. Net cash used in investing activities for the three months ended March 31, 2016 of $2.6 million was primarily due to $2.3 million related to the final purchase adjustment for the acquisition of RBI.
Net cash used in financing activities for the three months ended March 31, 2017 of $0.9 million primarily consisted of the purchase of treasury stock. Net cash used in financing activities for the three months ended March 31, 2016 of $0.3 million was primarily the result of the purchase of treasury stock.
Senior Credit Agreement and Senior Subordinated Notes
Our Senior Credit Agreement is committed through December 9, 2020. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company can request additional financing from the banks to increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of March 31, 2017, the Company is in compliance with all three covenants.

Interest rates on the revolving credit facility are based on the LIBOR plus an additional margin that ranges from 1.25% to 2.25% for LIBOR loans based on the Total Leverage Ratio. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.20% and 0.30% based on the Total Leverage Ratio and the daily average undrawn balance.
As of March 31, 2017, we had $286.9 million of availability under the Senior Credit Agreement net of outstanding letters of credit of $13.1 million. No amounts were outstanding under our revolving credit facility as of either March 31, 2017 or December 31, 2016.

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

Contractual Obligations
Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies
In the current year, there have been no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements
See Note 2 to the Company's consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations. There have been no material changes to the Company's exposure to market risk since December 31, 2016.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Consulting Agreement with Kenneth W. Smith
On May 4, 2017, Kenneth W. Smith entered into a Consulting Agreement ("Agreement") with Gibraltar Industries, Inc. (“Company”). Mr. Smith relinquished his position as Senior Vice President, Chief Financial Officer of the Company effective April 1, 2017 in connection with his desire to retire from his employment with the Company effective May 3, 2017. Under the Agreement, he will serve as a Consultant to the Company through October 31, 2017 for a monetary fee of $83,333 per month. Payment of the monthly consulting fees will be made in one lump sum payable on January 10, 2018.
The above description is qualified in its entirety by reference to the Consulting Agreement, a copy of which has been respectively attached as Exhibit 10.1 and is incorporated herein by this reference.
Change in Control Agreement with Timothy F. Murphy

In connection with the previously announced appointment of Timothy F. Murphy as Senior Vice President and Chief Financial Officer of the Company effective April 1, 2017, pursuant to an authorization by the Company’s Compensation Committee on May 4, 2017, the Company and Mr. Murphy have entered into a change in control agreement, effective as of May 4, 2017.

Mr. Murphy's change in control agreement provides that, if a change in control of the Company occurs, Mr. Murphy's existing equity awards will vest and be paid either in shares or cash, and all amounts held in deferred compensation plans would vest. In addition, if Mr. Murphy's employment is terminated without “Cause” or he resigns for “Good Reason” (each, defined in the change in control agreement) within one year following the change in control he would receive a lump sum payment equal to two (2) times his Annual Compensation (as defined in the change in control agreement).

The foregoing description of Mr. Murphy's change in control agreement does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Change in Control Agreement, a copy of which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

Item 6. Exhibits
(a) Exhibits

a.	10.1	Consulting Agreement, dated May 4, 2017, between Gibraltar Industries, Inc. and Kenneth W. Smith
b.	10.2	Change in Control Agreement, dated May 4, 2017, between Gibraltar Industries, Inc. and Timothy F. Murphy
c.	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
d.	31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
e.	32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
f.	32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
g.	101.INS	XBRL Instance Document *
h.	101.SCH	XBRL Taxonomy Extension Schema Document *
i.	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
j.	101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
k.	101.PRA	XBRL Taxonomy Extension Presentation Linkbase Document *
l.	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GIBRALTAR INDUSTRIES, INC.
(Registrant)

/s/ Frank G. Heard
Frank G. Heard
President and Chief Executive Officer

/s/ Timothy F. Murphy
Timothy F. Murphy
Senior Vice President and Chief Financial Officer
Date: May 5, 2017