Form 10-Q
period 2017-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2017-07-27
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of July 25, 2017, the number of common shares outstanding was: 31,601,117.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales	$247,627	$265,738	$454,232	$503,409
Cost of sales	185,802	196,895	343,152	380,416
Gross profit	61,825	68,843	111,080	122,993
Selling, general, and administrative expense	36,895	40,267	76,471	76,656
Income from operations	24,930	28,576	34,609	46,337
Interest expense	3,550	3,666	7,126	7,357
Other expense	353	8,195	407	8,160
Income before taxes	21,027	16,715	27,076	30,820
Provision for (benefit of) income taxes	7,853	(1,897)	9,906	3,179
Income from continuing operations	13,174	18,612	17,170	27,641
Discontinued operations:
Loss before taxes	(644)	—	(644)	—
Benefit of income taxes	(239)	—	(239)	—
Loss from discontinued operations	(405)	—	(405)	—
Net income	$12,769	$18,612	$16,765	$27,641
Net earnings per share – Basic:
Income from continuing operations	$0.41	$0.59	$0.54	$0.88
Loss from discontinued operations	(0.01)	—	(0.01)	—
Net income	$0.40	$0.59	$0.53	$0.88
Weighted average shares outstanding – Basic	31,709	31,475	31,698	31,447
Net earnings per share – Diluted:
Income from continuing operations	$0.41	$0.58	$0.53	$0.87
Loss from discontinued operations	(0.01)	—	(0.01)	—
Net income	$0.40	$0.58	$0.52	$0.87
Weighted average shares outstanding – Diluted	32,183	32,007	32,219	31,916
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$12,769	$18,612	$16,765	$27,641
Other comprehensive income (loss):
Foreign currency translation adjustment	1,091	7,753	1,770	10,831
Adjustment to retirement benefit liability, net of tax	(3)	(1)	(6)	(2)
Adjustment to post employment health care benefit liability, net of tax	30	38	59	76
Other comprehensive income	1,118	7,790	1,823	10,905
Total comprehensive income	$13,887	$26,402	$18,588	$38,546
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$182,379	$170,177
Accounts receivable, net	138,871	124,072
Inventories	86,065	89,612
Other current assets	8,351	7,336
Total current assets	415,666	391,197
Property, plant, and equipment, net	95,869	108,304
Goodwill	320,848	304,032
Acquired intangibles	110,325	110,790
Other assets	4,750	3,922
	$947,458	$918,245
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$88,007	$69,944
Accrued expenses	69,389	70,392
Billings in excess of cost	13,963	11,352
Current maturities of long-term debt	400	400
Total current liabilities	171,759	152,088
Long-term debt	209,229	209,237
Deferred income taxes	38,203	38,002
Other non-current liabilities	46,364	58,038
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 32,155 shares and 32,085 shares issued and outstanding in 2017 and 2016	321	320
Additional paid-in capital	267,601	264,418
Retained earnings	228,767	211,748
Accumulated other comprehensive loss	(5,898)	(7,721)
Cost of 554 and 530 common shares held in treasury in 2017 and 2016	(8,888)	(7,885)
Total shareholders’ equity	481,903	460,880
	$947,458	$918,245
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$16,765	$27,641
Loss from discontinued operations	(405)	—
Income from continuing operations	17,170	27,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,006	11,856
Stock compensation expense	3,191	3,218
Net gain on sale of assets	(39)	(198)
Loss on sale of business	—	8,533
Exit activity (recoveries) costs, non-cash	(2,737)	1,074
Provision for deferred income taxes	—	196
Other, net	628	(449)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(14,446)	9,145
Inventories	2,245	4,988
Other current assets and other assets	(2,174)	(4,333)
Accounts payable	16,962	(2,427)
Accrued expenses and other non-current liabilities	(10,086)	(9,803)
Net cash provided by operating activities	21,720	49,441
Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(18,494)	(2,314)
Net proceeds from sale of property and equipment	12,778	162
Purchases of property, plant, and equipment	(3,274)	(4,035)
Net proceeds from sale of business	—	8,479
Other, net	—	1,118
Net cash (used in) provided by investing activities	(8,990)	3,410
Cash Flows from Financing Activities
Long-term debt payments	(400)	(400)
Payment of debt issuance costs	—	(54)
Purchase of treasury stock at market prices	(1,003)	(462)
Net proceeds from issuance of common stock	247	2,057
Net cash (used in) provided by financing activities	(1,156)	1,141
Effect of exchange rate changes on cash	628	1,264
Net increase in cash and cash equivalents	12,202	55,256
Cash and cash equivalents at beginning of year	170,177	68,858
Cash and cash equivalents at end of period	$182,379	$124,114
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	32,085	$320	$264,418	$211,748	$(7,721)	530	$(7,885)	$460,880
Net income	—	—	—	16,765	—	—	—	16,765
Foreign currency translation adjustment	—	—	—	—	1,770	—	—	1,770
Adjustment to retirement benefit liability, net of taxes of ($3)	—	—	—	—	(6)	—	—	(6)
Adjustment to post employment health care benefit liability, net of taxes of $36	—	—	—	—	59	—	—	59
Stock compensation expense	—	—	3,191	—	—	—	—	3,191
Cumulative effect of accounting change (see Note 2)	—	—	(254)	254	—	—	—	—
Stock options exercised	16	—	247	—	—	—	—	247
Issuance of restricted stock	2	—	—	—	—	—	—	—
Net settlement of restricted stock units	52	1	(1)	—	—	24	(1,003)	(1,003)
Balance at June 30, 2017	32,155	$321	$267,601	$228,767	$(5,898)	554	$(8,888)	$481,903
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results expected for the full year. The Company is subject to reduced activity in the first and fourth quarters as colder, inclement weather reduces order rates from end markets it serves. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual Form 10-K for the year ended December 31, 2016.

Certain prior year amounts have been reclassified to conform to current year's presentation. Refer to Note 2 for a summary of ASUs we adopted during 2017 and the related financial statement impact.

Immaterial Adjustment to Previously Reported Interim Period

For the three and six month periods ended June 30, 2016, immaterial differences were identified between amounts presented in prior quarterly reports on Form 10-Q and amounts required to be recorded in accordance with U.S. generally accepted accounting principles due to errors in the Company's accounting for estimated total contract costs at completion as it is related to revenue recognition under the percentage of completion accounting method. Refer to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 for a complete description of these differences. The corrected amounts for the three and six month periods ended June 30, 2016, are presented in the accompanying consolidated statements of operations, comprehensive income and cash flows.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
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

The Company has adopted all amendments included in this standard under each required transition method.  The Company concluded there were no material changes to prior periods, except for the following: the Company (a) reclassified its prior interim period excess tax benefit for stock compensation of $292,000 on its consolidated statement of cash flows from a financing activity to an operating activity; and (b) recognized a cumulative-effect adjustment of $254,000 as an increase to retained earnings and decrease to additional paid-in capital on the Company's consolidated statement of shareholders' equity as of January 1, 2017 to reflect the change in value for a restricted stock unit liability award as of December 31, 2016, as if the award had been classified as an equity award since its respective grant date.

Date of adoption: Q1 2017

Standard	Description	Financial Statement Effect or Other Significant Matters
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

The Company has adopted this standard and has applied it retrospectively for the presentation of the service cost component, as well as, other components of net periodic pension cost and net periodic postretirement benefit cost in our statement of operations. The adoption decreased selling, general, and administrative expense by $160,000 for the three months ended June 30, 2016 and $320,000 for the six months ended June 30, 2016, and comparably increased other expense by the same amounts, respectively. This guidance did not have any impact on our balance sheet or our statement of cash flows.

Date of Adoption: Q1 2017

Recent Accounting Pronouncements Not Yet Adopted

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

The Company currently believes the most significant impact of this standard upon adoption relates to the revenue recognition for custom fabricated products within the Company's Industrial and Infrastructure Products segment. Under this standard, the Company expects to recognize revenue on an over time basis on custom fabricated products in the Industrial and Infrastructure Products segment which is a change from our current revenue recognition policy of point-in-time basis. The Company expects revenue recognition related to the remaining Industrial and Infrastructure Products segment, Residential Products segment and Renewable Energy and Conservation segment to remain substantially unchanged upon adoption of this standard. The Company has identified and is in the process of implementing appropriate changes to the Company's business processes, systems and internal controls to support recognition and disclosure under this standard. The Company currently anticipates adopting the modified retrospective transition method approach. The Company has not yet completed the process of quantifying the effects of any changes that will result from adoption.

Planned date of adoption: Q1 2018

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2016-02 Leases (Topic 842)
The standard requires lessees to recognize most leases as assets and liabilities on the balance sheet, but record expenses on the statement of operations in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and accounting for sales-type and direct financing leases. The standard also requires additional disclosures about leasing arrangements and requires a modified retrospective transition approach for existing leases, whereby the standard will be applied to the earliest year presented. The provisions of the standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

The Company is currently evaluating the impact of this standard on the Company's consolidated financial statements and related disclosures, including the impact on the Company's current lease portfolio from both a lessor and lessee perspective. The adoption of this standard will primarily result in an increase in the assets and liabilities on the Company's consolidated balance sheet and related disclosures.

Planned date of adoption: Q1 2019

ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
The standard provides guidance on eight specific cash flow issues to reduce diversity in reporting. The provisions of this standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted.
The Company is currently evaluating the requirements of this standard and has not yet determined its impact on the Company's consolidated financial statements. Planned date of adoption: Q1 2018
ASU No. 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
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
The Company is currently evaluating the requirements of this standard and has not yet determined its impact on the Company's consolidated financial statements. Planned date of adoption: Q1 2018

3. ACCOUNTS RECEIVABLE, NET
Accounts receivable consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Trade accounts receivable	$101,578	$81,193
Contract receivables:
Amounts billed	35,658	41,569
Costs in excess of billings	7,007	6,582
Total contract receivables	42,665	48,151
Total accounts receivable	144,243	129,344
Less allowance for doubtful accounts	(5,372)	(5,272)
Accounts receivable	$138,871	$124,072
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

4. INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw material	$42,528	$41,758
Work-in-process	12,580	12,268
Finished goods	30,957	35,586
Total inventories	$86,065	$89,612

5. ACQUISITIONS
On February 22, 2017, the Company acquired all of the outstanding stock of Package Concierge. Package Concierge is a leading provider of multifamily electronic package delivery locker systems in the United States.

The acquisition of Package Concierge is expected to enable the Company to expand its position in the fast-growing package delivery solutions market. The results of Package Concierge have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Residential Products segment). The final aggregate purchase consideration for the acquisition of Package Concierge was $18,917,000, which includes a working capital adjustment of $67,000 received by the Company during the second quarter of 2017 and certain other adjustments provided for in the stock purchase agreement.

The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $16,931,000, which is not deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the building products markets.

The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$590
Working capital	(2,071)
Property, plant and equipment	55
Acquired intangible assets	3,600
Other assets	8
Deferred income taxes	(196)
Goodwill	16,931
Fair value of purchase consideration	$18,917

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Estimated Useful Life
Trademarks	$600	Indefinite
Technology	1,300	10 years
Customer relationships	1,700	7 years
Total	$3,600

On October 11, 2016, the Company acquired all of the outstanding stock of Nexus Corporation ("Nexus"). Nexus is a leading provider of commercial-scale greenhouses to customers in the United States.

The acquisition of Nexus is expected to enable the Company to strengthen its position in the commercial greenhouse market in the United States. The results of Nexus have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Renewable Energy and Conservation segment). The final aggregate purchase consideration for the acquisition of Nexus was $23,762,000, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The remaining estimated purchase adjustment accrued as of December 31, 2016 of $1,000,000 was reduced to $167,000 and was paid by the Company during the first quarter of 2017.

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

The following table summarizes acquisition-related costs for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Acquisition-related costs	$13	$—	$115	$31

6. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy & Conservation	Total
Balance at December 31, 2016	$181,285	$53,884	$68,863	$304,032
Acquired goodwill	16,931	—	—	16,931
Adjustments to prior year acquisitions	—	—	(832)	(832)
Foreign currency translation	—	197	520	717
Balance at June 30, 2017	$198,216	$54,081	$68,551	$320,848
Goodwill is recognized net of accumulated impairment losses of $235,419,000 as of June 30, 2017 and December 31, 2016.
Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$45,352	$—	$44,720	$—	Indefinite
Finite-lived intangible assets:
Trademarks	5,842	2,749	5,808	2,427	5 to 15 Years
Unpatented technology	28,020	11,030	26,720	10,041	5 to 20 Years
Customer relationships	80,644	36,626	78,569	33,585	5 to 17 Years
Non-compete agreements	1,649	777	1,649	623	4 to 10 Years
Backlog	—	—	900	900	0.25 Years
	116,155	51,182	113,646	47,576
Total acquired intangible assets	$161,507	$51,182	$158,366	$47,576
The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense	$2,230	$2,201	$4,392	$4,382
Amortization expense related to acquired intangible assets for the remainder of fiscal 2017 and the next five years thereafter is estimated as follows (in thousands):

2017	$4,363
2018	$8,286
2019	$7,615
2020	$7,103
2021	$6,501
2022	$6,090

7. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	2,400	2,800
Less unamortized debt issuance costs	(2,771)	(3,163)
Total debt	209,629	209,637
Less current maturities	400	400
Total long-term debt	$209,229	$209,237
The Company's Fifth Amended and Restated Credit Agreement dated December 9, 2015 (the "Senior Credit Agreement") was amended to convert our secured asset based credit facility into a secured cash flow revolver, and terminates on December 9, 2020.
The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company has the option to request additional financing from the banks to either increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million. The Senior Credit Agreement contains financial covenants. As of June 30, 2017, the Company is in compliance with all covenants.
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
Standby letters of credit of $11,081,000 have been issued under the Senior Credit Agreement on behalf of the Company as of June 30, 2017. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of June 30, 2017, the Company had $288,919,000 of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at June 30, 2017 and December 31, 2016.
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

8. RELATED PARTY TRANSACTIONS
An officer of one of the Company's operating segments is the owner of certain real estate properties leased for manufacturing and distribution purposes by that operating segment. The leases are in effect until June 2018 and June 2020. For the three and six months ended June 30, 2017 and 2016, the Company incurred the following lease expense for these properties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$263	$235	$525	$452

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(5,848)	$197	$(3,150)	$(8,801)	$(1,080)	$(7,721)
Minimum pension and post retirement health care plan adjustments	—	(9)	95	86	33	53
Foreign currency translation adjustment	1,770	—	—	1,770	—	1,770
Balance at June 30, 2017	$(4,078)	$188	$(3,055)	$(6,945)	$(1,047)	$(5,898)
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
Equity Based Awards - Settled in Stock
The following table provides the number of stock unit awards granted which will convert to shares upon vesting during the six months ended June 30, along with the weighted average grant date fair values:

	2017		2016
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Performance stock units	108,748	$42.72	—	$—
Restricted stock units	74,292	$42.39	109,210	$21.44
Options	25,000	$42.35	—	$—
Deferred stock units	10,170	$34.42	11,945	$29.30
Restricted shares	2,034	$34.42	3,185	$29.30
Included in the performance stock units disclosed above are 78,482 units awarded in February 2017 and 5,266 units award in April 2017 for which the final number of units that will convert to shares will be determined based on the Company’s actual return on invested capital (ROIC) relative to the ROIC targeted for the performance period ended December 31, 2017. Additionally, included in the performance stock units disclosed above, there were 20,000 units awarded in February 2017 and 5,000 units award in April 2017. For these awards, the final number of shares to be issued to the recipient will be determined based upon the ranking of the Company’s total shareholder return over a three (3) year performance period ended February 1, 2020 compared to the total shareholder return of companies in the S&P Small Cap Industrial Sector over such period.

Performance Stock Units - Settled in Cash
The Company awarded performance stock units ("PSUs") that will convert to cash after three years based upon a one year performance period in 2016 and 2015. The cost of these awards is recognized over the requisite vesting period. The PSUs earned over the performance period are determined based on the Company’s actual return on invested capital (ROIC) relative to the ROIC targeted for the performance period.
During the 2016 performance period, the participants earned an aggregate of 256,000 PSUs, representing 200% of the targeted
2016 award of 128,000. This award will convert to cash payable in January 2019.
During the 2015 performance period, the participants earned an aggregate of 438,000 PSUs, representing 200% of the targeted 2015 award of 219,000. This award will convert to cash payable in January 2018.
The following table summarizes the compensation expense recognized for the PSUs which will convert to cash for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Performance stock unit compensation expense	$341	$2,916	$2,078	$3,741
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
The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the six months ended June 30,

	2017	2016
Restricted stock units credited	88,344	185,685
Share-based liabilities paid (in $1000s)	$2,353	$1,984

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
The Company had no financial assets or liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016. The Company’s only financial instrument for which the carrying value differs from its fair value is long-term debt. At June 30, 2017 and December 31, 2016, the fair value of outstanding debt net of unamortized debt issuance costs was $219,750,000 and $219,898,000, respectively, compared to its carrying value of $209,629,000 and $209,637,000, respectively.  The fair value of the Company’s Senior Subordinated 6.25% Notes is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices adjusted for unamortized debt issuance costs.

12. DISCONTINUED OPERATIONS

For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. As of June 30, 2017, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company's financial condition or results of operation.

13. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company is in its third year of a five year planned transformation strategy formulated to transform its operations and improve its financial results over this five year period. This strategy includes an 80/20 simplification initiative which, in part, focuses the Company’s internal resources on further increasing the value provided to our customers. A result of this initiative was the identification of low-volume, low margin, internally-produced products which have been or will be outsourced or discontinued. Portfolio management, another key part of the strategy and a natural adjunct to the 80/20 initiative, is another initiative in which management conducts strategic reviews of our current portfolio for future profitable growth and greater shareholder returns. This initiative has resulted in the sale and exiting of less profitable businesses or products lines in order to enable the Company to re-allocate leadership, time, capital and resources to the highest potential platforms and businesses. Exit activity costs and asset impairment charges were incurred as a result of these initiatives.
Exit activity costs were incurred during the six months ended June 30, 2017 which related to contract termination costs, severance costs, and other moving and closing costs. These costs were the result of the closing and consolidation of facilities, relocation of inventory and equipment at those facilities and the reduction of workforce associated with the discontinued products and closed facilities. During the six months ended June 30, 2017, asset impairment charges incurred were more than offset by a gain on sale of assets previously impaired in 2016 as a result of businesses and product lines discontinued. Specifically, the exit of both the Company's small European residential solar racking business and the exit of the Company's U.S. bar grating product line, which commenced during the fourth quarter of 2016, transacted sales of assets during the six months ended June 30, 2017 which resulted in a net gain. These exits were completed in the first half of 2017. During the six months ended June 30, 2017, asset impairment charges were incurred related to the write-down of inventory and impairment of machinery and equipment associated with either discontinued product lines or the reduction of manufactured goods offered within a product line. These assets were written down to their sale or scrap value, and were subsequently sold or disposed of. During the six months ended June 30, 2017, the company closed three facilities as a result of these initiatives.
During the six months ended June 30, 2016, the Company incurred asset impairment charges and exit activity costs resulting from the above initiatives as well. As a result of these initiatives, the Company sold its European industrial manufacturing business to a third party in April 2016, as well as closed one other facility during the first half of 2016.
The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three and six months ended June 30, related to the restructuring activities described above (in thousands):

	Three Months Ended June 30,
	2017			2016
	Inventory write-downs &/or asset impairment recoveries, net	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total
Residential Products	$(126)	$207	$81	$118	$140	$258
Industrial & Infrastructure Products	(1,694)	315	(1,379)	46	805	851
Renewable Energy & Conservation	—	1,369	1,369	—	—	—
Corporate	—	135	135	—	—	—
Total exit activity costs & asset impairments	$(1,820)	$2,026	$206	$164	$945	$1,109

	Six Months Ended June 30,
	2017			2016
	Inventory write-downs &/or asset impairment recoveries, net	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total
Residential Products	$(147)	$392	$245	$806	$470	$1,276
Industrial & Infrastructure Products	(2,590)	2,971	381	268	1,263	1,531
Renewable Energy & Conservation	—	2,419	2,419	—	—	—
Corporate	—	163	163	—	—	—
Total exit activity costs & asset impairments	$(2,737)	$5,945	$3,208	$1,074	$1,733	$2,807

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the statement of operations for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$(1,472)	$560	$(478)	$1,678
Selling, general, and administrative expense	1,678	549	3,686	1,129
Net asset impairment and exit activity charges	$206	$1,109	$3,208	$2,807

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2017	2016
Balance at January 1	$3,744	$603
Exit activity costs recognized	5,945	1,733
Cash payments	(8,288)	(1,527)
Balance at June 30	$1,401	$809

As noted above, the Company sold its European industrial manufacturing business to a third party on April 15, 2016 from its Industrial and Infrastructure Products segment. This divestiture did not meet the criteria to be reported as a discontinued operation as it does not represent a strategic shift that has or will have a major effect on the Company’s operations. Therefore, prior period results of continuing operations have not been restated to exclude the impact of the divested business’s financial results. The pretax loss on disposal is presented within other expense (income) in the consolidated statement of operations. Neither the exiting of the Company’s small European residential solar racking business nor its U.S. bar grating product line met the criteria to be reported as a discontinued operation as well.

14. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and six months ended June 30, and the applicable effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Provision for income taxes	$7,853	$(1,897)	$9,906	$3,179
Effective tax rate	37.3%	(11.3)%	36.6%	10.3%
The effective tax rate for the three months and six months ended June 30, 2017 was greater than the U.S. federal statutory rate of 35% due to state taxes and $2.0 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded as such benefit is not expected to be realizable partially offset by net deductible permanent differences and favorable discrete items. The effective tax rate for the three and six months ended June 30, 2016 was less than the U.S. federal statutory rate of 35% due to net deductible permanent differences and favorable discrete items partially offset by state taxes.
The Company recorded a discrete tax benefit of $11.4 million during the three months ended June 30, 2016 due to the effect of a worthless stock deduction and an associated bad debt deduction of inter-company debt resulting from the sale of its European industrial manufacturing business to a third party. The amount of this benefit was subsequently adjusted in the fourth quarter of 2016.

15. EARNINGS PER SHARE
Basic earnings and diluted weighted-average shares outstanding are as follows for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$13,174	$18,612	$17,170	$27,641
Loss from discontinued operations	(405)	—	(405)	—
Net income available to common shareholders	$12,769	$18,612	$16,765	$27,641
Denominator for basic earnings per share:
Weighted average shares outstanding	31,709	31,475	31,698	31,447
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,709	31,475	31,698	31,447
Common stock options and restricted stock	474	532	521	469
Weighted average shares and conversions	$32,183	$32,007	$32,219	$31,916
The weighted average number of diluted shares does not include potential anti-dilutive common shares aggregating 556,000 and 764,000 for the three months ended June 30, 2017 and 2016, respectively, and 541,000 and 724,000 for the six months ended June 30, 2017 and 2016, respectively .

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

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales:
Residential Products	$127,252	$119,965	$231,803	$220,112
Renewable Energy and Conservation	62,763	64,766	114,555	122,640
Industrial and Infrastructure Products	57,926	81,380	108,644	161,397
Less: Intersegment sales	(314)	(373)	(770)	(740)
Net Industrial and Infrastructure Products	57,612	81,007	107,874	160,657
Total consolidated net sales	$247,627	$265,738	$454,232	$503,409

Income from operations:
Residential Products	$22,579	$20,725	$38,220	$32,956
Renewable Energy and Conservation	3,492	10,296	6,832	18,603
Industrial and Infrastructure Products	3,397	6,190	3,360	9,516
Unallocated Corporate Expenses	(4,538)	(8,635)	(13,803)	(14,738)
Total income from operations	$24,930	$28,576	$34,609	$46,337

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$238,652	$10,627	$(1,652)	$247,627
Cost of sales	—	178,779	8,739	(1,716)	185,802
Gross profit	—	59,873	1,888	64	61,825
Selling, general, and administrative expense	34	33,681	3,180	—	36,895
(Loss) income from operations	(34)	26,192	(1,292)	64	24,930
Interest expense (income)	3,403	162	(15)	—	3,550
Other expense	—	115	238	—	353
(Loss) income before taxes	(3,437)	25,915	(1,515)	64	21,027
(Benefit of) provision for income taxes	(1,340)	9,360	(167)	—	7,853
(Loss) income from continuing operations	(2,097)	16,555	(1,348)	64	13,174
Discontinued operations:
Loss from discontinued operations before taxes	—	(644)	—	—	(644)
Benefit of income taxes	—	(239)	—	—	(239)
Loss from discontinued operations	—	(405)	—	—	(405)
Equity in earnings (loss) from subsidiaries	14,802	(1,348)	—	(13,454)	—
Net income (loss)	$12,705	$14,802	$(1,348)	$(13,390)	$12,769

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$247,912	$19,922	$(2,096)	$265,738
Cost of sales	—	183,557	15,075	(1,737)	196,895
Gross profit	—	64,355	4,847	(359)	68,843
Selling, general, and administrative expense	14,134	29,206	(3,073)	—	40,267
(Loss) income from operations	(14,134)	35,149	7,920	(359)	28,576
Interest expense (income)	3,401	285	(20)	—	3,666
Other expense (income)	8,533	225	(563)	—	8,195
(Loss) income before taxes	(26,068)	34,639	8,503	(359)	16,715
(Benefit of) provision for income taxes	(8,275)	5,293	1,085	—	(1,897)
Equity in earnings from subsidiaries	36,764	7,418	—	(44,182)	—
Net income	$18,971	$36,764	$7,418	$(44,541)	$18,612

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$436,400	$21,869	$(4,037)	$454,232
Cost of sales	—	329,286	17,721	(3,855)	343,152
Gross profit	—	107,114	4,148	(182)	111,080
Selling, general, and administrative expense	77	70,187	6,207	—	76,471
(Loss) income from operations	(77)	36,927	(2,059)	(182)	34,609
Interest expense (income)	6,805	354	(33)	—	7,126
Other expense	—	245	162	—	407
(Loss) income before taxes	(6,882)	36,328	(2,188)	(182)	27,076
(Benefit of) provision for income taxes	(2,684)	12,738	(148)	—	9,906
(Loss) income from continuing operations	(4,198)	23,590	(2,040)	(182)	17,170
Discontinued operations:
Loss from discontinued operations before taxes	—	(644)	—	—	(644)
Benefit of income taxes	—	(239)	—	—	(239)
Loss from discontinued operations	—	(405)	—	—	(405)
Equity in earnings (loss) from subsidiaries	21,145	(2,040)	—	(19,105)	—
Net income (loss)	$16,947	$21,145	$(2,040)	$(19,287)	$16,765

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$463,125	$47,215	$(6,931)	$503,409
Cost of sales	—	348,996	37,715	(6,295)	380,416
Gross profit	—	114,129	9,500	(636)	122,993
Selling, general, and administrative expense	14,174	61,117	1,365	—	76,656
(Loss) income from operations	(14,174)	53,012	8,135	(636)	46,337
Interest expense (income)	6,804	595	(42)	—	7,357
Other expense (income)	8,487	441	(768)	—	8,160
(Loss) income before taxes	(29,465)	51,976	8,945	(636)	30,820
(Benefit of) provision for income taxes	(9,482)	11,385	1,276	—	3,179
Equity in earnings from subsidiaries	48,260	7,669	—	(55,929)	—
Net income	$28,277	$48,260	$7,669	$(56,565)	$27,641

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$12,705	$14,802	$(1,348)	$(13,390)	$12,769
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	1,091	—	1,091
Adjustment to retirement benefit liability, net of tax	—	(3)	—	—	(3)
Adjustment to post employment health care benefit liability, net of tax	—	30	—	—	30
Other comprehensive income	—	27	1,091	—	1,118
Total comprehensive income (loss)	$12,705	$14,829	$(257)	$(13,390)	$13,887

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$18,971	$36,764	$7,418	$(44,541)	$18,612
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	7,753	—	7,753
Adjustment to retirement benefit liability, net of tax	—	(1)	—	—	(1)
Adjustment to post employment health care benefit liability, net of tax	—	38	—	—	38
Other comprehensive income	—	37	7,753	—	7,790
Total comprehensive income	$18,971	$36,801	$15,171	$(44,541)	$26,402

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$16,947	$21,145	$(2,040)	$(19,287)	$16,765
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	1,770	—	1,770
Adjustment to retirement benefit liability, net of tax	—	(6)	—	—	(6)
Adjustment to post employment health care benefit liability, net of tax	—	59	—	—	59
Other comprehensive income	—	53	1,770	—	1,823
Total comprehensive income (loss)	$16,947	$21,198	$(270)	$(19,287)	$18,588

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$28,277	$48,260	$7,669	$(56,565)	$27,641
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	10,831	—	10,831
Adjustment to retirement benefit liability, net of tax	—	(2)	—	—	(2)
Adjustment to post employment health care benefit liability, net of tax	—	76	—	—	76
Other comprehensive income	—	74	10,831	—	10,905
Total comprehensive income	$28,277	$48,334	$18,500	$(56,565)	$38,546

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
JUNE 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$158,843	$23,536	$—	$182,379
Accounts receivable, net	—	131,513	7,358	—	138,871
Intercompany balances	(10,789)	15,604	(4,815)	—	—
Inventories	—	81,927	4,138	—	86,065
Other current assets	2,730	1,498	4,123	—	8,351
Total current assets	(8,059)	389,385	34,340	—	415,666
Property, plant, and equipment, net	—	92,450	3,419	—	95,869
Goodwill	—	298,399	22,449	—	320,848
Acquired intangibles	—	101,232	9,093	—	110,325
Other assets	—	4,750	—	—	4,750
Investment in subsidiaries	705,610	58,978	—	(764,588)	—
	$697,551	$945,194	$69,301	$(764,588)	$947,458
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$84,230	$3,777	$—	$88,007
Accrued expenses	7,369	60,533	1,487	—	69,389
Billings in excess of cost	—	11,524	2,439		13,963
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	7,369	156,687	7,703	—	171,759
Long-term debt	208,279	950	—	—	209,229
Deferred income taxes	—	35,583	2,620	—	38,203
Other non-current liabilities	—	46,364	—	—	46,364
Shareholders’ equity	481,903	705,610	58,978	(764,588)	481,903
	$697,551	$945,194	$69,301	$(764,588)	$947,458

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(6,640)	$31,687	$(3,327)	$—	$21,720
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(18,494)	—	—	(18,494)
Net proceeds from sale of property and equipment	—	12,627	151	—	12,778
Purchases of property, plant, and equipment	—	(3,123)	(151)	—	(3,274)
Net cash used in investing activities	—	(8,990)	—	—	(8,990)
Cash Flows from Financing Activities
Long-term debt payments	—	(400)	—	—	(400)
Purchase of treasury stock at market prices	(1,003)	—	—	—	(1,003)
Net proceeds from issuance of common stock	247	—	—	—	247
Intercompany financing	7,396	(7,280)	(116)	—	—
Net cash provided by (used in) financing activities	6,640	(7,680)	(116)	—	(1,156)
Effect of exchange rate changes on cash	—	—	628	—	628
Net increase (decrease) in cash and cash equivalents	—	15,017	(2,815)	—	12,202
Cash and cash equivalents at beginning of year	—	143,826	26,351	—	170,177
Cash and cash equivalents at end of period	$—	$158,843	$23,536	$—	$182,379

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(27,296)	$62,474	$14,263	$—	$49,441
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(2,314)	—	—	(2,314)
Net proceeds from sale of property and equipment	—	133	29	—	162
Purchases of property, plant, and equipment	—	(3,852)	(183)	—	(4,035)
Net proceeds from sale of business	—	—	8,479	—	8,479
Other, net	—	1,118	—	—	1,118
Net cash (used in) provided by investing activities	—	(4,915)	8,325	—	3,410
Cash Flows from Financing Activities
Long-term debt payments	—	(400)	—	—	(400)
Payment of debt issuance costs	—	(54)	—	—	(54)
Purchase of treasury stock at market prices	(462)	—	—	—	(462)
Net proceeds from issuance of common stock	2,057	—	—	—	2,057
Intercompany financing	25,701	4,060	(29,761)	—	—
Net cash provided by (used in) financing activities	27,296	3,606	(29,761)	—	1,141
Effect of exchange rate changes on cash	—	—	1,264	—	1,264
Net increase (decrease) in cash and cash equivalents	—	61,165	(5,909)	—	55,256
Cash and cash equivalents at beginning of year	—	39,597	29,261	—	68,858
Cash and cash equivalents at end of period	$—	$100,762	$23,352	$—	$124,114

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
Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and distributor of building products for the industrial, transportation infrastructure, residential housing, renewable energy and resource conservation markets. Our business strategy is designed to significantly elevate and accelerate the growth and financial returns of the Company. We believe this can be achieved, in part, from a transformational change in the Company’s portfolio, as well as, the implementation of the strategy described below. Our business strategy has four key elements, or "pillars," which are: operational excellence, product innovation, portfolio management, and acquisitions as a strategic accelerator. We strive to deliver best-in-class, sustainable value creation for our shareholders for the long-term.

Operational excellence is our first pillar in this strategy. 80/20 simplification ("80/20") is a core part of the operational excellence pillar and is based on the analysis that 25% of the customers typically generate 89% of the revenue in a business, and 150% of the profitability. Through analysis of data generated by our 80/20 practices, we are focusing on our largest and best opportunities (the “80”) and eliminating complexity associated with less profitable opportunities (the “20”) in order to generate more earnings year over year, at a higher rate of return with a more efficient use of capital.

We are in the third year of our multi-year simplification initiative. Since initiation of 80/20 in 2015, we have exceeded our initial five-year target ending 2019 of $25 million of pre-tax savings. We are currently in the middle of this 80/20 initiative, which means that there is both more work and more opportunity ahead. We are targeting greater structural changes affecting our balance sheet. We are starting the follow-on management tools of in-lining our manufacturing processes linked with market-rate-of-demand replenishment tools. These follow-on tools are focused on manufacturing the highest-volume products for our largest customers, and on a much higher level of capacity utilization. We expect these methods will yield additional benefits including lower manufacturing costs, lower inventories and fixed assets, and an even higher level of service to customers.

The second pillar of our strategy is portfolio management, which is a natural adjunct to the 80/20 initiative. Using the 80/20 process, we conduct strategic reviews of our customers and end markets, and allocate leadership time, capital and resources to the platforms and businesses with the highest revenue and margin potential. Following the sale of our European industrial manufacturing business to a third party in April 2016, we decided in December 2016 to exit our small European residential solar racking business and U.S. bar grating product line, both of which proceeded as planned. These portfolio changes have helped contribute to the Company's realization of a higher rate of return on invested capital in 2016. We have now acted on all near-term portfolio assessments and expect no additional changes in 2017 while we continue to position our resources on more attractive projects and markets.

Product innovation is our third strategic pillar. Innovation is centered on the allocation of new and existing resources to opportunities that we believe will produce sustainable returns. Our focus is on driving top line growth with new and innovative products. We are focused on those products and technologies that have relevance to the end-user and can be differentiated from our competition. Our initiatives will be tailored toward reallocating sales and marketing talent to target specific end user groups in order to better understand their needs and the various market opportunities that may be available. This effort is expected to produce ideas and opportunities that generate profitable growth. Our focus on innovation is centered on four markets: postal and parcel products, residential air management, infrastructure and renewable energy. These respective markets are expected to grow based on demand for: centralized mail and parcel delivery systems; zero carbon footprint homes; the need for repairs to elevated bridges that are structurally deficient or functionally obsolete; and energy sources not dependent on fossil fuels.

The fourth pillar of our strategy is acquisitions. We have targeted five key markets in which to make strategic acquisitions, four of which are served by existing platforms within the Company. The existing platforms include the same areas in which we are targeting the development of innovative products: postal and parcel solutions, infrastructure, residential air management and renewable energy. The new market we are targeting for strategic acquisitions is water management and conservation. These platforms are all in large markets in which the underlying trends for customer convenience and safety, energy-savings and resource conservation are of increasing importance to consumers and are expected to drive long-term demand. We believe these markets also offer the opportunity for higher returns on our investments than those we have generated in the past. The acquisitions of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015 and more recently, Nexus Corporation ("Nexus") in October 2016 and Package Concierge in February 2017, were the direct result of this strategy.
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

On April 15, 2016, the Company sold its European industrial manufacturing business to a third party for net of cash proceeds of $8.3 million. This business, which supplied expanded metal products for filtration and other applications, contributed $36 million in revenue to the Company's Industrial and Infrastructure Products segment in 2015 and had nearly break-even operating results. The Company's divestiture of this business was the result of the Company's portfolio management assessments.

The Company serves customers primarily throughout North America and, to a lesser extent, Asia. Our customers include major home improvement retailers, wholesalers, industrial distributors, contractors, solar developers and institutional and commercial growers of plants. As of June 30, 2017, we operated 42 facilities in 17 states, Canada, China, and Japan, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the Asian markets.

The Company operates and reports its results in the following three reporting segments, entitled:

•	Residential Products;

•	Renewable Energy and Conservation; and

•	Industrial and Infrastructure Products.

Our Residential Products segment services residential repair and remodeling activity and new residential housing construction with products including roof and foundation ventilation products, mail and package storage products, rain dispersion products and roof ventilation accessories. This segment's products are sold through major retail home centers, building material wholesalers, distributor groups, residential contractors and property management companies.

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
The end markets our businesses serve include residential housing, industrial manufacturing, transportation infrastructure, and renewable energy and conservation. These end markets are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, commodity costs, demand for residential construction, governmental policies and funding, tax policies and the volume of non-residential construction and infrastructure projects. We believe the key elements of our strategy will allow us to respond timely to changes in these factors. We have and expect to continue to restructure our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. Additionally, we believe our strategy has enabled us to better react to fluctuations in commodity costs and customer demand, and has helped in improving margins. We have used the improved cash flows generated by these initiatives to maintain low levels of debt, improve our liquidity position, and invest in growth initiatives. Overall, we are striving to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns.
Results of Operations
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the three months ended June 30, (in thousands):

	2017		2016
Net sales	$247,627	100.0%	$265,738	100.0%
Cost of sales	185,802	75.0%	196,895	74.1%
Gross profit	61,825	25.0%	68,843	25.9%
Selling, general, and administrative expense	36,895	14.9%	40,267	15.1%
Income from operations	24,930	10.1%	28,576	10.8%
Interest expense	3,550	1.4%	3,666	1.4%
Other expense	353	0.2%	8,195	3.1%
Income before taxes	21,027	8.5%	16,715	6.3%
Provision for (benefit of) income taxes	7,853	3.2%	(1,897)	(0.7)%
Income from continuing operations	13,174	5.3%	18,612	7.0%
Loss from discontinued operations	(405)	(0.1)%	—	0.0%
Net income	$12,769	5.2%	$18,612	7.0%
The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

				Change due to
	2017	2016	Total Change	Divestitures	Acquisitions	Operations
Net sales:
Residential Products	$127,252	$119,965	$7,287	$—	$1,702	$5,585
Renewable Energy and Conservation	62,763	64,766	(2,003)	(2,900)	4,522	(3,625)
Industrial and Infrastructure Products	57,926	81,380	(23,454)	(17,715)	—	(5,739)
Less: Intersegment sales	(314)	(373)	59	—	—	59
Net Industrial and Infrastructure Products	57,612	81,007	(23,395)	(17,715)	—	(5,680)
Consolidated	$247,627	$265,738	$(18,111)	$(20,615)	$6,224	$(3,720)

Consolidated net sales decreased by $18.1 million, or 6.8%, to $247.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in sales was primarily the result of divestitures related to the Company’s portfolio management activities during 2016. The Company sold its European industrial manufacturing business in April 2016 to a third party and exited both the Company's small European residential solar racking business and the Company's U.S. bar grating product line, both of which commenced during the fourth quarter of 2016. These divestitures resulted in a decrease in revenues of $20.6 million from the prior year quarter. Along with the divestitures, volumes in ongoing revenue streams quarter over quarter decreased 3.0%. Slightly offsetting these declines were net sales contributions from our recent acquisitions in our Renewable Energy and Conservation and Residential Products Segments, Nexus in October 2016 and Package Concierge in February 2017, along with a modest 2.0% increase in pricing to customers.
Net sales in our Residential Products segment increased 6.1%, or $7.3 million to $127.3 million for the three months ended June 30, 2017 compared to $120.0 million in the three months ended June 30, 2016. The increase was the result of sales generated from the acquisition of Package Concierge, an increase in pricing to customers, and a net increase in volume. The net sales volume increase was primarily due to an increase in demand for our commercial package solutions as well as our roofing-related ventilation and rain dispersion products.
Net sales in our Renewable Energy and Conservation segment decreased 3.1%, or $2.0 million to $62.8 million for the three months ended June 30, 2017 compared to $64.8 million for the three months ended June 30, 2016. The decrease was the result of the effects of the exit of the Company's small European residential solar racking business, and continued softness in our international markets, partially offset by sales generated from the acquisition of Nexus. The decrease in volume was expected as we entered the second quarter of 2017. Ending backlog for this segment has increased during the second quarter of 2017.
Net sales in our Industrial and Infrastructure Products segment decreased 28.9%, or $23.4 million to $57.6 million for the three months ended June 30, 2017 compared to $81.0 million for the three months ended June 30, 2016. The decrease in net sales was the combined result of the Company's exit from its U.S. bar grating product line and the divestiture of our European industrial manufacturing business, along with a 8.0% decrease in volume as compared to the second quarter in the prior year. A decrease in demand for our infrastructure products, which include components for bridges and elevated highways, contributed to the decline in volume due to continued delay in infrastructure projects. We expect this decline to be temporary due to federal and state funding availability and as evidenced by an increase in segment backlog during the quarter.
Our consolidated gross margin slightly decreased to 25.0% for the three months ended June 30, 2017 compared to 25.9% for the three months ended June 30, 2016. The decrease in margin was largely the result of increased costs for steel and aluminum, less favorable alignment of material costs to customer selling prices and competitive pressures on pricing. This decrease was largely offset by portfolio management actions during 2016 in which less profitable businesses or product lines were sold or exited in order to enable the Company to re-allocate leadership, time, capital and resources to the highest potential platforms and businesses.
Selling, general, and administrative (SG&A) expenses decreased by $3.4 million, or 8.4%, to $36.9 million for the three months ended June 30, 2017 from $40.3 million for the three months ended June 30, 2016. The $3.4 million decrease was primarily due to $5.3 million of lower performance-based compensation expenses. This was partially offset by $2.4 million of additional expense from the acquisitions of Nexus and Package Concierge, as well as a $1.6 million increase in restructuring costs related to our portfolio management and 80/20 initiatives. SG&A expenses as a percentage of net sales slightly decreased to 14.9% in the three months ended June 30, 2017 compared to 15.1% in the three months ended June 30, 2016.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

	2017		2016		Total Change
Income (loss) from operations:
Residential Products	$22,579	17.7%	$20,725	17.3%	$1,854
Renewable Energy and Conservation	3,492	5.6%	10,296	15.9%	(6,804)
Industrial and Infrastructure Products	3,397	5.9%	6,190	7.6%	(2,793)
Unallocated Corporate Expenses	(4,538)	(1.8)%	(8,635)	(3.2)%	4,097
Consolidated income from operations	$24,930	10.1%	$28,576	10.8%	$(3,646)
Our Residential Products segment generated an operating margin of 17.7% during the three months ended June 30, 2017 compared to 17.3% during the three months ended June 30, 2016. The increase of $1.9 million of operating profit is due to the benefits of improved operational efficiencies and contributions from the 80/20 initiative.

The Renewable Energy and Conservation segment generated an operating margin of 5.6% in the current year quarter compared to 15.9% in the prior year quarter. The decrease was primarily due to lower volume, an unfavorable alignment of material costs to customer selling prices, and field installation issues isolated to the second quarter, along with $1.4 million of costs incurred to divest the European solar racking business.

Our Industrial and Infrastructure Products segment generated an operating margin of 5.9% during the three months ended June 30, 2017 compared to 7.6% during the three months ended June 30, 2016. The decrease was mainly the result of lower volumes resulting from the divestitures of our U.S. bar grating product line and our European industrial manufacturing business not fully offset by the effects of manufacturing efficiencies resulting from the 80/20 initiative.
Unallocated corporate expenses decreased $4.1 million from $8.6 million during the three months ended June 30, 2016 to $4.5 million during the three months ended June 30, 2017. This decrease from the prior year quarter was largely due to a $5.3 million decrease in performance-based compensation expenses.
The Company recorded other expense of $0.4 million for the three months ended June 30, 2017. Other expense of $8.2 million for the three months ended June 30, 2016 was primarily comprised of the $8.5 million pre-tax loss on the sale of our European industrial manufacturing business, partially offset by net gains on foreign currency transactions.
Interest expense decreased by $0.1 million to $3.6 million for the three months ended June 30, 2017 compared to $3.7 million for the three months ended June 30, 2016. During the three months ended June 30, 2017 and 2016, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $7.9 million for the three months ended June 30, 2017, an effective tax rate of 37.3%, compared with a benefit from income taxes of $1.9 million, with an effective tax rate of (11.3)% for the three months ended June 30, 2016, respectively. The effective tax rate for the second quarter of 2017 exceeded the U.S. federal statutory rate of 35% due to state taxes and $2.0 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded as such benefit is not expected to be realizable, partially offset by net deductible permanent differences and favorable discrete items. The effective tax rate for the second quarter of 2016 was less than the U.S. federal statutory rate of 35% primarily due to a discrete tax benefit of $11.4 million resulting from the sale of our European industrial manufacturing business along with net deductible permanent differences, partially offset by state taxes.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
The following table sets forth selected data from our statements of operations and the related percentage of net sales for the six months ended June 30, (in thousands):

	2017		2016
Net sales	$454,232	100.0%	$503,409	100.0%
Cost of sales	343,152	75.5%	380,416	75.6%
Gross profit	111,080	24.5%	122,993	24.4%
Selling, general, and administrative expense	76,471	16.9%	76,656	15.2%
Income from operations	34,609	7.6%	46,337	9.2%
Interest expense	7,126	1.5%	7,357	1.5%
Other expense	407	0.1%	8,160	1.6%
Income before taxes	27,076	6.0%	30,820	6.1%
Provision for income taxes	9,906	2.2%	3,179	0.6%
Income from continuing operations	17,170	3.8%	27,641	5.5%
Loss from discontinued operations	(405)	(0.1)%	—	0.0%
Net income	$16,765	3.7%	$27,641	5.5%
The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30, (in thousands):

				Change due to
	2017	2016	Total Change	Divestitures	Acquisitions	Operations
Net sales:
Residential Products	$231,803	$220,112	$11,691	$—	$2,278	$9,413
Renewable Energy and Conservation	114,555	122,640	(8,085)	(4,300)	8,829	(12,614)
Industrial and Infrastructure Products	108,644	161,397	(52,753)	(44,819)	—	(7,934)
Less: Intersegment sales	(770)	(740)	(30)	—	—	(30)
Net Industrial and Infrastructure Products	107,874	160,657	(52,783)	(44,819)	—	(7,964)
Consolidated	$454,232	$503,409	$(49,177)	$(49,119)	$11,107	$(11,165)

Consolidated net sales decreased by $49.2 million, or 9.8%, to $454.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in sales was primarily the result of divestitures related to the Company’s portfolio management activities during 2016. The Company sold its European industrial manufacturing business in April 2016 to a third party and exited both the Company's small European residential solar racking business and the Company's U.S. bar grating product line, both of which commenced during the fourth quarter of 2016. These divestitures resulted in a decrease in revenues of $49.1 million from the prior year. Along with the divestitures, volumes in comparable revenue streams decreased 4.0% year over year. Net sales contributions from our recent acquisitions in our Renewable Energy and Conservation and Residential Products Segments, Nexus in October 2016 and Package Concierge in February 2017, in conjunction with a modest 2.0% increase in pricing to customers, partially offset these declines.
Net sales in our Residential Products segment increased 5.3%, or $11.7 million to $231.8 million for the six months ended June 30, 2017 compared to $220.1 million in the six months ended June 30, 2016. The increase was the result of sales generated from the acquisition of Package Concierge, an increase in pricing to customers, and net increase in volume. The net sales volume increase was primarily due to an increase in demand for our postal and parcel storage products.
Net sales in our Renewable Energy and Conservation segment decreased 6.6%, or $8.1 million to $114.6 million for the six months ended June 30, 2017 compared to $122.6 million for the six months ended June 30, 2016. The decrease was the result of the effects of the exit of the Company's small European residential solar racking business, continued softness in our international markets, and a reduction in the domestic business, partially offset by sales generated from the acquisition of Nexus. As expected, volume declined in the first half of 2017 with lower backlogs as compared to the beginning of 2016. Ending backlog for this segment now exceeds its prior year level.

Net sales in our Industrial and Infrastructure Products segment decreased 32.9%, or $52.8 million to $107.9 million for the six months ended June 30, 2017 compared to $160.7 million for the six months ended June 30, 2016. The decrease in net sales was the combined result of the Company's exit from its U.S. bar grating product line and the divestiture of our European industrial manufacturing business, along with a 6.0% decrease in volume as compared to the same period in the prior year. A decrease in demand for our infrastructure products, which include components for bridges and elevated highways, contributed to the decline in volume due to continued delay in infrastructure projects. We expect this decline to be temporary due to pending federal and state funding availability and as evidenced by an increase in segment backlog for first half of the current year.
Our consolidated gross margin remained relatively unchanged at 24.5% for the six months ended June 30, 2017 compared to 24.4% for the six months ended June 30, 2016. The Company benefited from portfolio management actions during 2016 in which less profitable businesses or products lines were sold or exited in order to enable the Company to re-allocate leadership, time, capital and resources to the platforms and businesses with the highest potential revenue and margins. In addition, other portfolio management actions taken resulting from our 80/20 initiatives contributed to maintaining the margin as well. These benefits were largely offset by less favorable alignment of material costs to customer selling prices.
Selling, general, and administrative (SG&A) expenses modestly decreased by $0.2 million, or 0.3%, to $76.5 million for the six months ended June 30, 2017 from $76.7 million for the six months ended June 30, 2016. The $0.2 million decrease was primarily due to a $3.9 million decrease in performance-based compensation expenses. This was partially offset by a $3.7 million increase in portfolio management charges related to our 80/20 initiatives, as well as senior leadership transition costs. SG&A expenses as a percentage of net sales increased to 16.9% in the six months ended June 30, 2017 compared to 15.2% in the six months ended June 30, 2016.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

	2017		2016		Total Change
Income (loss) from operations:
Residential Products	$38,220	16.5%	$32,956	15.0%	$5,264
Renewable Energy and Conservation	6,832	6.0%	18,603	15.2%	(11,771)
Industrial and Infrastructure Products	3,360	3.1%	9,516	5.9%	(6,156)
Unallocated Corporate Expenses	(13,803)	(3.0)%	(14,738)	(2.9)%	935
Consolidated income from operations	$34,609	7.6%	$46,337	9.2%	$(11,728)
Our Residential Products segment generated an operating margin of 16.5% during the six months ended June 30, 2017 compared to 15.0% during the six months ended June 30, 2016. The increase of $5.3 million of operating profit is primarily due to the benefits of improved operational efficiencies and contributions from the 80/20 initiative.

The Renewable Energy and Conservation segment generated an operating margin of 6.0% in the current year compared to 15.2% in the prior year. The decrease was primarily due to lower volume, an unfavorable alignment of material costs to customer selling prices, along with $2.4 million of reduction of workforce and facility cleanup costs incurred to divest the European solar racking business.

Our Industrial and Infrastructure Products segment generated an operating margin of 3.1% during the six months ended June 30, 2017 compared to 5.9% during the six months ended June 30, 2016. The decrease was largely an unfavorable alignment of material costs to customer selling prices.
Unallocated corporate expenses decreased $0.9 million from $14.7 million during the six months ended June 30, 2016 to $13.8 million during the six months ended June 30, 2017. The largest contributor to the lower expenses in the current year was the decrease in performance-based compensation expenses. Senior leadership transition costs recorded during the current year partially offset the decreased compensation expenses over the comparable period for 2016.
The Company recorded other expense of $0.4 million for the six months ended June 30, 2017. Other expense of $8.2 million for the six months ended June 30, 2016 was primarily comprised of the $8.5 million pre-tax loss on the sale of our European industrial manufacturing business, partially offset by net gains on foreign currency transactions.

Interest expense decreased by $0.2 million to $7.1 million for the six months ended June 30, 2017 compared to $7.4 million for the six months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $9.9 million and $3.2 million, with effective tax rates of 36.6% and 10.3% for the six months ended June 30, 2017, and 2016, respectively. The effective tax rate for the six months ended June 30, 2017 exceeded the U.S. federal statutory rate of 35% due to state taxes and $2.0 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded as such benefit is not expected to be realizable, partially offset by net deductible permanent differences and favorable discrete items. The effective tax rate for the six months ended June 30, 2016 was less than the U.S. federal statutory rate of 35% primarily due to a discrete tax benefit of $11.4 million resulting from the sale of our European industrial manufacturing business along with net deductible permanent differences, partially offset by state taxes.
Outlook
For the second half of 2017, we continue to expect generally favorable market conditions for each of our segments, increased bidding activity and continued growth of backlogs in both our Industrial & Infrastructure and Renewable Energy & Conservation segments, as well as increased revenues from our new product development initiatives. As we head into our seasonally strongest quarter, we are maintaining our full year guidance of revenues in the $970 million to $980 million range and earnings per share ("EPS") to be between $1.37 and $1.50 per diluted share, comparing favorably to $1.05 in 2016.
For the second half of 2017 our financial priorities will be to accelerate sales through innovative products, seek value-added acquisitions in attractive end markets, and continue to advance our 80/20 initiatives.
For the third quarter of 2017, we expect revenues in the range of $275 million to $280 million, and EPS to be between $0.51 and $0.58 per diluted share, compared to $0.43 in the third quarter of 2016.

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

On December 9, 2015, we entered into the Company's Fifth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $300 million revolving credit facility and provides the Company with access to capital and improved financial flexibility. As of June 30, 2017, our liquidity of $471.3 million consisted of $182.4 million of cash plus $288.9 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and larger acquisitions may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2017, our foreign subsidiaries held $23.5 million of cash in U.S. dollars. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally. Repatriation of this cash for domestic purposes could result in significant tax consequences.
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
Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2017	2016
Cash provided by (used in):
Operating activities of continuing operations	$21,720	$49,441
Investing activities of continuing operations	(8,990)	3,410
Financing activities of continuing operations	(1,156)	1,141
Effect of exchange rate changes	628	1,264
Net increase in cash and cash equivalents	$12,202	$55,256
During the six months ended June 30, 2017, we generated net cash from operating activities totaling $21.7 million, composed of net income of $17.2 million plus $12.1 million from non-cash charges including depreciation, amortization, stock compensation, and exit activities, partially offset by an investment in working capital and other net assets of $7.5 million. Net cash provided by operating activities for the six months ended June 30, 2016 totaled $49.4 million, primarily composed of net income from continuing operations of $27.6 million plus non-cash charges including depreciation, amortization, stock compensation and loss on sale of business of $24.2 million, partially offset by a $2.4 million investment in working capital.

During the six months ended June 30, 2017, the cash invested in working capital and other net assets of $7.5 million included a $14.5 million increase in accounts receivable and a $10.1 and $2.1 million decrease in accrued expenses and other non-current liabilities and total other current assets, respectively, partially offset by a $17.0 million increase in accounts payable and a $2.2 million decrease in inventory. The increase in accounts receivable is a result of the seasonal increase in manufacturing activity. The decrease in accrued expenses and other non-current liabilities was largely due to the decrease in liabilities for equity based incentive plans as well as annual customer rebate payments made during the first quarter, offset by billings in excess of cost related to the timing of customer contracts. The increase in total other current assets is primarily due to the timing of prepaid expenses. Accounts payable increased due to the seasonal increase in manufacturing activity as well as the timing of quarter end vendor payments. The decrease in inventory is due to the Company's continued 80/20 simplification process efforts, resulting in disposal of inventory associated with less profitable product lines.
Net cash used in investing activities for the six months ended June 30, 2017 of $9.0 million primarily consisted of $18.3 million of net cash paid for the acquisition of Package Concierge, capital expenditures of $3.3 million and a payment of $0.2 million related to the final purchase adjustment for the acquisition of Nexus. These payments were partially offset by net proceeds of $12.8 million from the sale of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2016 of $3.4 million was primarily due to net proceeds of $8.5 million from the sale of our European industrial manufacturing business partially offset by capital expenditures of $4.0 million and $2.3 million related to the final purchase adjustment for the acquisition of RBI.
Net cash used in financing activities for the six months ended June 30, 2017 of $1.2 million consisted of the purchase of treasury stock of $1.0 million and payment of long-term debt borrowings of $0.4 million partially offset by the proceeds received from the issuance of common stock of $0.2 million. Net cash provided by financing activities for the six months ended June 30, 2016 of $1.1 million consisted of the proceeds received from the issuance of common stock of $2.0 million partially offset by the purchase of treasury stock of $0.5 million and payment of long-term debt borrowings of $0.4 million.
Senior Credit Agreement and Senior Subordinated Notes
Our Senior Credit Agreement is committed through December 9, 2020. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company can request additional financing from the banks to increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of June 30, 2017, the Company is in compliance with all three covenants.

Interest rates on the revolving credit facility are based on the LIBOR plus an additional margin that ranges from 1.25% to 2.25% for LIBOR loans based on the Total Leverage Ratio. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.20% and 0.30% based on the Total Leverage Ratio and the daily average undrawn balance.
As of June 30, 2017, we had $288.9 million of availability under the Senior Credit Agreement net of outstanding letters of credit of $11.1 million. No amounts were outstanding under our revolving credit facility as of either June 30, 2017 or December 31, 2016.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits

a.	10.1	First Amendment to the Gibraltar Industries, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 9, 2017)
a.	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
b.	31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
c.	32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
d.	32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
e.	101.INS	XBRL Instance Document *
f.	101.SCH	XBRL Taxonomy Extension Schema Document *
g.	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
h.	101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
i.	101.PRA	XBRL Taxonomy Extension Presentation Linkbase Document *
j.	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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
Date: July 27, 2017