Form 10-Q
period 2017-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2017-11-03
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒
As of November 1, 2017, the number of common shares outstanding was: 31,688,154.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales	$274,574	$272,734	$728,806	$776,143
Cost of sales	205,839	204,847	548,991	585,263
Gross profit	68,735	67,887	179,815	190,880
Selling, general, and administrative expense	33,042	41,365	109,513	118,021
Income from operations	35,693	26,522	70,302	72,859
Interest expense	3,486	3,625	10,612	10,982
Other expense	404	159	811	8,319
Income before taxes	31,803	22,738	58,879	53,558
Provision for income taxes	11,184	8,952	21,090	12,131
Income from continuing operations	20,619	13,786	37,789	41,427
Discontinued operations:
Loss before taxes	—	—	(644)	—
Benefit of income taxes	—	—	(239)	—
Loss from discontinued operations	—	—	(405)	—
Net income	$20,619	$13,786	$37,384	$41,427
Net earnings per share – Basic:
Income from continuing operations	$0.65	$0.44	$1.19	$1.32
Loss from discontinued operations	—	—	(0.01)	—
Net income	$0.65	$0.44	$1.18	$1.32
Weighted average shares outstanding – Basic	31,703	31,579	31,700	31,493
Net earnings per share – Diluted:
Income from continuing operations	$0.64	$0.43	$1.17	$1.29
Loss from discontinued operations	—	—	(0.01)	—
Net income	$0.64	$0.43	$1.16	$1.29
Weighted average shares outstanding – Diluted	32,210	32,176	32,216	32,005
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$20,619	$13,786	$37,384	$41,427
Other comprehensive income (loss):
Foreign currency translation adjustment	1,581	(193)	3,351	10,638
Adjustment to retirement benefit liability, net of tax	(2)	61	(8)	59
Adjustment to post employment health care benefit liability, net of tax	29	38	88	114
Other comprehensive income (loss)	1,608	(94)	3,431	10,811
Total comprehensive income	$22,227	$13,692	$40,815	$52,238
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$208,032	$170,177
Accounts receivable, net	166,718	124,072
Inventories	85,156	89,612
Other current assets	8,195	7,336
Total current assets	468,101	391,197
Property, plant, and equipment, net	94,488	108,304
Goodwill	321,093	304,032
Acquired intangibles	107,943	110,790
Other assets	4,672	3,922
	$996,297	$918,245
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$96,181	$69,944
Accrued expenses	83,264	70,392
Billings in excess of cost	18,234	11,352
Current maturities of long-term debt	400	400
Total current liabilities	198,079	152,088
Long-term debt	209,425	209,237
Deferred income taxes	38,162	38,002
Other non-current liabilities	45,200	58,038
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 32,275 shares and 32,085 shares issued and outstanding in 2017 and 2016	322	320
Additional paid-in capital	269,880	264,418
Retained earnings	249,386	211,748
Accumulated other comprehensive loss	(4,290)	(7,721)
Cost of 588 and 530 common shares held in treasury in 2017 and 2016	(9,867)	(7,885)
Total shareholders’ equity	505,431	460,880
	$996,297	$918,245
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$37,384	$41,427
Loss from discontinued operations	(405)	—
Income from continuing operations	37,789	41,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,427	17,551
Stock compensation expense	5,069	4,666
Net gain on sale of assets	(139)	(225)
Loss on sale of business	—	8,763
Exit activity (recoveries) costs, non-cash	(1,931)	3,876
(Benefit of) provision for deferred income taxes	(136)	355
Other, net	1,411	735
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(42,310)	3,796
Inventories	2,016	9,738
Other current assets and other assets	(2,002)	(1,901)
Accounts payable	25,134	2,367
Accrued expenses and other non-current liabilities	7,503	11,038
Net cash provided by operating activities	48,831	102,186
Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(18,494)	(2,314)
Net proceeds from sale of property and equipment	12,935	249
Purchases of property, plant, and equipment	(5,152)	(7,600)
Net proceeds from sale of business	—	8,250
Other, net	—	1,118
Net cash used in investing activities	(10,711)	(297)
Cash Flows from Financing Activities
Long-term debt payments	(400)	(400)
Payment of debt issuance costs	—	(54)
Purchase of treasury stock at market prices	(1,982)	(1,178)
Net proceeds from issuance of common stock	649	2,892
Net cash (used in) provided by financing activities	(1,733)	1,260
Effect of exchange rate changes on cash	1,468	1,055
Net increase in cash and cash equivalents	37,855	104,204
Cash and cash equivalents at beginning of year	170,177	68,858
Cash and cash equivalents at end of period	$208,032	$173,062
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	32,085	$320	$264,418	$211,748	$(7,721)	530	$(7,885)	$460,880
Net income	—	—	—	37,384	—	—	—	37,384
Foreign currency translation adjustment	—	—	—	—	3,351	—	—	3,351
Adjustment to retirement benefit liability, net of taxes of ($5)	—	—	—	—	(8)	—	—	(8)
Adjustment to post employment health care benefit liability, net of taxes of $54	—	—	—	—	88	—	—	88
Stock compensation expense	—	—	5,069	—	—	—	—	5,069
Cumulative effect of accounting change (see Note 2)	—	—	(254)	254	—	—	—	—
Stock options exercised	40	—	649	—	—	—	—	649
Issuance of restricted stock	2	—	—	—	—	—	—	—
Net settlement of restricted stock units	148	2	(2)	—	—	58	(1,982)	(1,982)
Balance at September 30, 2017	32,275	$322	$269,880	$249,386	$(4,290)	588	$(9,867)	$505,431
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results expected for the full year. The Company is subject to reduced activity in the first and fourth quarters as colder, inclement weather reduces order rates from end markets it serves. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual Form 10-K for the year ended December 31, 2016.

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

The Company has adopted all amendments included in this standard under each required transition method.  The Company concluded there were no material changes to prior periods, except for the following: the Company (a) reclassified its prior interim period excess tax benefit for stock compensation of $941,000 on its consolidated statement of cash flows from a financing activity to an operating activity; and (b) recognized a cumulative-effect adjustment of $254,000 as an increase to retained earnings and decrease to additional paid-in capital on the Company's consolidated statement of shareholders' equity as of January 1, 2017 to reflect the change in value for a restricted stock unit liability award as of December 31, 2016, as if the award had been classified as an equity award since its respective grant date.

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

The Company has adopted this standard and has applied it retrospectively for the presentation of the service cost component, as well as, other components of net periodic pension cost and net periodic postretirement benefit cost in our statement of operations. The adoption decreased selling, general, and administrative expense by $159,000 for the three months ended September 30, 2016 and $479,000 for the nine months ended September 30, 2016, and comparably increased other expense by the same amounts, respectively. This guidance did not have any impact on our balance sheet or our statement of cash flows.

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

3. ACCOUNTS RECEIVABLE, NET
Accounts receivable consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Trade accounts receivable	$104,031	$81,193
Contract receivables:
Amounts billed	49,866	41,569
Costs in excess of billings	18,374	6,582
Total contract receivables	68,240	48,151
Total accounts receivable	172,271	129,344
Less allowance for doubtful accounts	(5,553)	(5,272)
Accounts receivable	$166,718	$124,072
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

4. INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw material	$41,569	$41,758
Work-in-process	12,123	12,268
Finished goods	31,464	35,586
Total inventories	$85,156	$89,612

5. ACQUISITIONS
On February 22, 2017, the Company acquired all of the outstanding stock of Package Concierge. Package Concierge is a leading provider of multifamily electronic package delivery locker systems in the United States.

The acquisition of Package Concierge is expected to enable the Company to expand its position in the fast-growing package delivery solutions market. The results of Package Concierge have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Residential Products segment). The final aggregate purchase consideration for the acquisition of Package Concierge was $18,917,000, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement.

The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $16,863,000, which is not deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the building products markets.

The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$590
Working capital	(2,071)
Property, plant and equipment	55
Acquired intangible assets	3,600
Other assets	8
Deferred income taxes	(128)
Goodwill	16,863
Fair value of purchase consideration	$18,917

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Estimated Useful Life
Trademarks	$600	Indefinite
Technology	1,300	10 years
Customer relationships	1,700	7 years
Total	$3,600

On October 11, 2016, the Company acquired all of the outstanding stock of Nexus Corporation ("Nexus"). Nexus is a leading provider of commercial-scale greenhouses to customers in the United States.

The acquisition of Nexus is expected to enable the Company to strengthen its position in the commercial greenhouse market in the United States. The results of Nexus have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Renewable Energy and Conservation segment). The final aggregate purchase consideration for the acquisition of Nexus was $23,762,000, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. At December 31, 2016, $1,000,000 of the estimated purchase price was accrued. Upon settlement of the final purchase adjustments, $167,000 was paid in cash by the Company during the first quarter of 2017.

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

The following table summarizes acquisition-related costs for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Acquisition-related costs	$31	$—	$146	$31

6. GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy & Conservation	Total
Balance at December 31, 2016	$181,285	$53,884	$68,863	$304,032
Acquired goodwill	16,863	—	—	16,863
Adjustments to prior year acquisitions	—	—	(832)	(832)
Foreign currency translation	—	432	598	1,030
Balance at September 30, 2017	$198,148	$54,316	$68,629	$321,093
Goodwill is recognized net of accumulated impairment losses of $235,419,000 as of September 30, 2017 and December 31, 2016.
Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$45,153	$—	$44,720	$—	Indefinite
Finite-lived intangible assets:
Trademarks	5,882	2,921	5,808	2,427	5 to 15 Years
Unpatented technology	28,020	11,523	26,720	10,041	5 to 20 Years
Customer relationships	80,719	38,182	78,569	33,585	5 to 17 Years
Non-compete agreements	1,649	854	1,649	623	4 to 10 Years
Backlog	—	—	900	900	0.25 Years
	116,270	53,480	113,646	47,576
Total acquired intangible assets	$161,423	$53,480	$158,366	$47,576
The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense	$2,208	$2,159	$6,600	$6,541
Amortization expense related to acquired intangible assets for the remainder of fiscal 2017 and the next five years thereafter is estimated as follows (in thousands):

2017	$2,157
2018	$8,288
2019	$7,617
2020	$7,105
2021	$6,503
2022	$6,092

7. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	2,400	2,800
Less unamortized debt issuance costs	(2,575)	(3,163)
Total debt	209,825	209,637
Less current maturities	400	400
Total long-term debt	$209,425	$209,237
The Company's Fifth Amended and Restated Credit Agreement dated December 9, 2015 (the "Senior Credit Agreement") was amended to convert our secured asset based credit facility into a secured cash flow revolver, and terminates on December 9, 2020.
The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company has the option to request additional financing from the banks to either increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million. The Senior Credit Agreement contains financial covenants. As of September 30, 2017, the Company is in compliance with all covenants.
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
Standby letters of credit of $11,216,000 have been issued under the Senior Credit Agreement on behalf of the Company as of September 30, 2017. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of September 30, 2017, the Company had $288,784,000 of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at September 30, 2017 and December 31, 2016.
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

8. RELATED PARTY TRANSACTIONS
An officer of one of the Company's operating segments is the owner of certain real estate properties leased for manufacturing and distribution purposes by that operating segment. The leases are in effect until June 2018 and June 2020. For the three and nine months ended September 30, 2017 and 2016, the Company incurred the following lease expense for these properties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$262	$227	$787	$679

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(5,848)	$197	$(3,150)	$(8,801)	$(1,080)	$(7,721)
Minimum pension and post retirement health care plan adjustments	—	(13)	142	129	49	80
Foreign currency translation adjustment	3,351	—	—	3,351	—	3,351
Balance at September 30, 2017	$(2,497)	$184	$(3,008)	$(5,321)	$(1,031)	$(4,290)
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
Equity Based Awards - Settled in Stock
The following table provides the number of stock unit awards granted during the nine months ended September 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2017		2016
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Performance stock units	108,748	$42.72	—	$—
Restricted stock units	120,048	$37.14	139,982	$25.15
Options	25,000	$42.35	—	$—
Deferred stock units	10,170	$34.42	11,945	$29.30
Restricted shares	2,034	$34.42	3,185	$29.30
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
The following table summarizes the compensation expense recognized for the PSUs, which will convert to cash, for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
PSUs compensation (recovery) expense	$(405)	$4,148	$1,673	$7,889
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

	2017	2016
Restricted stock units credited	90,754	192,380
Share-based liabilities paid (in $1000s)	$2,392	$2,753

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
The Company had no financial assets or liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016. The Company’s only financial instrument for which the carrying value differs from its fair value is long-term debt. At September 30, 2017 and December 31, 2016, the fair value of outstanding debt net of unamortized debt issuance costs was $218,700,000 and $219,898,000, respectively, compared to its carrying value of $209,825,000 and $209,637,000, respectively.  The fair value of the Company’s 6.25% Notes is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices adjusted for unamortized debt issuance costs.

12. DISCONTINUED OPERATIONS

For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. As of September 30, 2017, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of this claim, or other claims, would significantly affect the Company's financial condition or results of operation.

13. EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company is in the third year of its five year planned transformation strategy formulated to transform its operations and improve its financial results over this five year period. This strategy includes an 80/20 simplification initiative which, in part, focuses the Company’s internal resources on further increasing the value provided to our customers. A result of this initiative was the identification of low-volume, low margin, internally-produced products which have been or will be outsourced or discontinued. Portfolio management, another key part of the strategy and a natural adjunct to the 80/20 initiative, is another initiative in which management conducts strategic reviews of our current portfolio for future profitable growth and greater shareholder returns. This initiative has resulted in the sale and exiting of less profitable businesses or products lines in order to enable the Company to re-allocate leadership, time, capital and resources to the highest potential platforms and businesses. Exit activity costs and asset impairment charges were incurred as a result of these initiatives.
Exit activity costs were incurred during the nine months ended September 30, 2017 which related to contract termination costs, severance costs, and other moving and closing costs. These costs were the result of the closing and consolidation of facilities, relocation of inventory and equipment at those facilities and the reduction of workforce associated with the discontinued products and closed facilities. During the nine months ended September 30, 2017, asset impairment charges incurred were more than offset by a gain on sale of assets previously impaired in 2016 as a result of businesses and product lines discontinued. Specifically, the exit of both the Company's small European residential solar racking business and the exit of the Company's U.S. bar grating product line, which commenced during the fourth quarter of 2016, transacted sales of assets during the nine months ended September 30, 2017 which resulted in a net gain. These exits were completed in the first half of 2017. During the nine months ended September 30, 2017, asset impairment charges were incurred related to the write-down of inventory, impairment of machinery and equipment and intangible assets associated with either discontinued product lines or the reduction of manufactured goods offered within a product line. These assets were written down to their sale or scrap value, and were subsequently sold or disposed of. During the nine months ended September 30, 2017, the Company closed three facilities as a result of this strategy.
During the nine months ended September 30, 2016, the Company incurred asset impairment charges and exit activity costs resulting from the above strategy as well. As a result of these initiatives, the Company sold its European industrial manufacturing business to a third party in April 2016, as well as closed four other facilities during the first nine months of 2016.
The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three and nine months ended September 30, related to the restructuring activities described above (in thousands):

	Three Months Ended September 30,
	2017			2016
	Inventory write-downs &/or asset impairment recoveries, net	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total
Residential Products	$442	$566	$1,008	$373	$207	$580
Industrial & Infrastructure Products	98	(12)	86	2,429	756	3,185
Renewable Energy & Conservation	266	191	457	—	—	—
Corporate	—	16	16	—	—	—
Total exit activity costs & asset impairments	$806	$761	$1,567	$2,802	$963	$3,765

	Nine Months Ended September 30,
	2017			2016
	Inventory write-downs &/or asset impairment recoveries, net	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total
Residential Products	$295	$958	$1,253	$1,179	$677	$1,856
Industrial & Infrastructure Products	(2,492)	2,959	467	2,697	2,019	4,716
Renewable Energy & Conservation	266	2,610	2,876	—	—	—
Corporate	—	179	179	—	—	—
Total exit activity costs & asset impairments	$(1,931)	$6,706	$4,775	$3,876	$2,696	$6,572

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the statement of operations for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$860	$3,433	$382	$5,111
Selling, general, and administrative expense	707	332	4,393	1,461
Net asset impairment and exit activity charges	$1,567	$3,765	$4,775	$6,572

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2017	2016
Balance at January 1	$3,744	$603
Exit activity costs recognized	6,706	2,696
Cash payments	(9,207)	(2,182)
Balance at September 30	$1,243	$1,117

As noted above, the Company sold its European industrial manufacturing business to a third party on April 15, 2016 from its Industrial and Infrastructure Products segment. This divestiture did not meet the criteria to be reported as a discontinued operation as it does not represent a strategic shift that has or will have a major effect on the Company’s operations. Similarly, neither the exiting of the Company’s small European residential solar racking business nor its U.S. bar grating product line met the criteria to be reported as a discontinued operation for the year ended December 31, 2016. Therefore, prior period results of continuing operations have not been restated to exclude the impact of the divested and existed businesses' financial results. The pretax loss on sale of the European industrial manufacturing business is presented within other expense (income) in the consolidated statement of operations. The costs related to the exit of the Company's small European residential solar racking business and its U.S. bar grating product line are reflected in the above tables.

14. INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and nine months ended September 30, and the applicable effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provision for income taxes	$11,184	$8,952	$21,090	$12,131
Effective tax rate	35.2%	39.4%	35.8%	22.7%
The effective tax rate for the three months and nine months ended September 30, 2017 was greater than the U.S. federal statutory rate of 35% due to state taxes and $2.2 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded, as such benefit is not expected to be realizable, partially offset by net deductible permanent differences and favorable discrete items. The effective tax rate for the third quarter of 2016 exceeded the U.S. federal statutory rate of 35% due to state taxes and unfavorable discrete items. The effective tax rate for the nine months ended September 30, 2016 was less than the U.S. federal statutory rate of 35% due to deductible permanent differences and favorable discrete items partially offset by state taxes.
The Company recorded a discrete tax benefit of $11.4 million during the nine months ended September 30, 2016 due to the effect of a worthless stock deduction and an associated bad debt deduction of inter-company debt resulting from the sale of its European industrial manufacturing business to a third party. The amount of this benefit was subsequently adjusted and reduced by $4.8 million in the fourth quarter of 2016.

15. EARNINGS PER SHARE
Basic earnings and diluted weighted-average shares outstanding are as follows for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$20,619	$13,786	$37,789	$41,427
Loss from discontinued operations	—	—	(405)	—
Net income available to common shareholders	$20,619	$13,786	$37,384	$41,427
Denominator for basic earnings per share:
Weighted average shares outstanding	31,703	31,579	31,700	31,493
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,703	31,579	31,700	31,493
Common stock options and restricted stock	507	597	516	512
Weighted average shares and conversions	32,210	32,176	32,216	32,005
The weighted average number of diluted shares does not include potential anti-dilutive common shares aggregating 489,000 and 621,000 for the three months ended September 30, 2017 and 2016, respectively, and 523,000 and 690,000 for the nine months ended September 30, 2017 and 2016, respectively .

16. SEGMENT INFORMATION
The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)	Residential Products, which primarily includes roof and foundation ventilation products, mail and parcel storage products, rain dispersion products and roofing accessories;

(ii)	Industrial and Infrastructure Products, which primarily includes expanded and perforated metal, expansion joints and structural bearings; and

(iii)	Renewable Energy and Conservation, which primarily includes designing, engineering, manufacturing and installation of solar racking systems and greenhouse structures.
When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales:
Residential Products	$129,501	$117,957	$361,304	$338,069
Renewable Energy and Conservation	88,135	82,008	202,690	204,648
Industrial and Infrastructure Products	57,162	73,193	165,806	234,590
Less: Intersegment sales	(224)	(424)	(994)	(1,164)
Net Industrial and Infrastructure Products	56,938	72,769	164,812	233,426
Total consolidated net sales	$274,574	$272,734	$728,806	$776,143

Income from operations:
Residential Products	$23,764	$19,407	$61,984	$52,363
Renewable Energy and Conservation	11,549	16,366	18,381	34,969
Industrial and Infrastructure Products	2,554	1,913	5,914	11,429
Unallocated Corporate Expenses	(2,174)	(11,164)	(15,977)	(25,902)
Total income from operations	$35,693	$26,522	$70,302	$72,859

17. SUPPLEMENTAL FINANCIAL INFORMATION
The following information sets forth the consolidating summary financial statements of the issuer (Gibraltar Industries, Inc.) and guarantors, which guarantee the 6.25% Notes due February 1, 2021, and the non-guarantors. The guarantors are 100% owned domestic subsidiaries of the issuer and the guarantees are full, unconditional, joint and several.
Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor subsidiaries and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$264,448	$15,514	$(5,388)	$274,574
Cost of sales	—	198,103	12,844	(5,108)	205,839
Gross profit	—	66,345	2,670	(280)	68,735
Selling, general, and administrative expense	34	31,003	2,005	—	33,042
(Loss) income from operations	(34)	35,342	665	(280)	35,693
Interest expense (income)	3,402	105	(21)	—	3,486
Other expense	—	100	304	—	404
(Loss) income before taxes	(3,436)	35,137	382	(280)	31,803
(Benefit of) provision for income taxes	(1,124)	12,219	89	—	11,184
Equity in earnings from subsidiaries	23,211	293	—	(23,504)	—
Net income	$20,899	$23,211	$293	$(23,784)	$20,619

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$265,657	$15,799	$(8,722)	$272,734
Cost of sales	—	202,199	11,721	(9,073)	204,847
Gross profit	—	63,458	4,078	351	67,887
Selling, general, and administrative expense	94	38,505	2,766	—	41,365
(Loss) income from operations	(94)	24,953	1,312	351	26,522
Interest expense (income)	3,403	241	(19)	—	3,625
Other expense (income)	230	24	(95)	—	159
(Loss) income before taxes	(3,727)	24,688	1,426	351	22,738
(Benefit of) provision for income taxes	(1,416)	10,804	(436)	—	8,952
Equity in earnings from subsidiaries	15,746	1,862	—	(17,608)	—
Net income	$13,435	$15,746	$1,862	$(17,257)	$13,786

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$700,848	$37,383	$(9,425)	$728,806
Cost of sales	—	527,389	30,565	(8,963)	548,991
Gross profit	—	173,459	6,818	(462)	179,815
Selling, general, and administrative expense	111	101,190	8,212	—	109,513
(Loss) income from operations	(111)	72,269	(1,394)	(462)	70,302
Interest expense (income)	10,207	459	(54)	—	10,612
Other expense	—	345	466	—	811
(Loss) income before taxes	(10,318)	71,465	(1,806)	(462)	58,879
(Benefit of) provision for income taxes	(3,808)	24,957	(59)	—	21,090
(Loss) income from continuing operations	(6,510)	46,508	(1,747)	(462)	37,789
Discontinued operations:
Loss from discontinued operations before taxes	—	(644)	—	—	(644)
Benefit of income taxes	—	(239)	—	—	(239)
Loss from discontinued operations	—	(405)	—	—	(405)
Equity in earnings (loss) from subsidiaries	44,356	(1,747)	—	(42,609)	—
Net income (loss)	$37,846	$44,356	$(1,747)	$(43,071)	$37,384

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$728,782	$63,014	$(15,653)	$776,143
Cost of sales	—	551,195	49,436	(15,368)	585,263
Gross profit	—	177,587	13,578	(285)	190,880
Selling, general, and administrative expense	14,268	99,622	4,131	—	118,021
(Loss) income from operations	(14,268)	77,965	9,447	(285)	72,859
Interest expense (income)	10,207	836	(61)	—	10,982
Other expense (income)	8,717	465	(863)	—	8,319
(Loss) income before taxes	(33,192)	76,664	10,371	(285)	53,558
(Benefit of) provision for income taxes	(10,898)	22,189	840	—	12,131
Equity in earnings from subsidiaries	64,006	9,531	—	(73,537)	—
Net income	$41,712	$64,006	$9,531	$(73,822)	$41,427

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$20,899	$23,211	$293	$(23,784)	$20,619
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	1,581	—	1,581
Adjustment to retirement benefit liability, net of tax	—	(2)	—	—	(2)
Adjustment to post employment health care benefit liability, net of tax	—	29	—	—	29
Other comprehensive income	—	27	1,581	—	1,608
Total comprehensive income	$20,899	$23,238	$1,874	$(23,784)	$22,227

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$37,846	$44,356	$(1,747)	$(43,071)	$37,384
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	3,351	—	3,351
Adjustment to retirement benefit liability, net of tax	—	(8)	—	—	(8)
Adjustment to post employment health care benefit liability, net of tax	—	88	—	—	88
Other comprehensive income	—	80	3,351	—	3,431
Total comprehensive income	$37,846	$44,436	$1,604	$(43,071)	$40,815

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$41,712	$64,006	$9,531	$(73,822)	$41,427
Other comprehensive income:
Foreign currency translation adjustment	—	—	10,638	—	10,638
Adjustment to retirement benefit liability, net of tax	—	59	—	—	59
Adjustment to post employment health care benefit liability, net of tax	—	114	—	—	114
Other comprehensive income	—	173	10,638	—	10,811
Total comprehensive income	$41,712	$64,179	$20,169	$(73,822)	$52,238

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$182,827	$25,205	$—	$208,032
Accounts receivable, net	—	158,877	7,841	—	166,718
Intercompany balances	(18,097)	21,351	(3,254)	—	—
Inventories	—	80,771	4,385	—	85,156
Other current assets	4,036	(32)	4,191	—	8,195
Total current assets	(14,061)	443,794	38,368	—	468,101
Property, plant, and equipment, net	—	90,933	3,555	—	94,488
Goodwill	—	298,331	22,762	—	321,093
Acquired intangibles	—	99,060	8,883	—	107,943
Other assets	—	4,672	—	—	4,672
Investment in subsidiaries	730,080	60,844	—	(790,924)	—
	$716,019	$997,634	$73,568	$(790,924)	$996,297
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$91,499	$4,682	$—	$96,181
Accrued expenses	2,188	79,332	1,744	—	83,264
Billings in excess of cost	—	14,578	3,656		18,234
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	2,188	185,809	10,082	—	198,079
Long-term debt	208,400	1,025	—	—	209,425
Deferred income taxes	—	35,520	2,642	—	38,162
Other non-current liabilities	—	45,200	—	—	45,200
Shareholders’ equity	505,431	730,080	60,844	(790,924)	505,431
	$716,019	$997,634	$73,568	$(790,924)	$996,297

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(15,136)	$64,702	$(735)	$—	$48,831
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(18,494)	—	—	(18,494)
Net proceeds from sale of property and equipment	—	12,935	—	—	12,935
Purchases of property, plant, and equipment	—	(4,929)	(223)	—	(5,152)
Net cash used in investing activities	—	(10,488)	(223)	—	(10,711)
Cash Flows from Financing Activities
Long-term debt payments	—	(400)	—	—	(400)
Purchase of treasury stock at market prices	(1,982)	—	—	—	(1,982)
Net proceeds from issuance of common stock	649	—	—	—	649
Intercompany financing	16,469	(14,813)	(1,656)	—	—
Net cash provided by (used in) financing activities	15,136	(15,213)	(1,656)	—	(1,733)
Effect of exchange rate changes on cash	—	—	1,468	—	1,468
Net increase (decrease) in cash and cash equivalents	—	39,001	(1,146)	—	37,855
Cash and cash equivalents at beginning of year	—	143,826	26,351	—	170,177
Cash and cash equivalents at end of period	$—	$182,827	$25,205	$—	$208,032

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(34,186)	$119,790	$16,582	$—	$102,186
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(2,314)	—	—	(2,314)
Net proceeds from sale of property and equipment	—	220	29	—	249
Purchases of property, plant, and equipment	—	(7,177)	(423)	—	(7,600)
Net proceeds from sale of business	—	—	8,250	—	8,250
Other, net	—	1,118	—	—	1,118
Net cash (used in) provided by investing activities	—	(8,153)	7,856	—	(297)
Cash Flows from Financing Activities
Long-term debt payments	—	(400)	—	—	(400)
Payment of debt issuance costs	—	(54)	—	—	(54)
Purchase of treasury stock at market prices	(1,178)	—	—	—	(1,178)
Net proceeds from issuance of common stock	2,892	—	—	—	2,892
Intercompany financing	32,472	(996)	(31,476)	—	—
Net cash provided by (used in) financing activities	34,186	(1,450)	(31,476)	—	1,260
Effect of exchange rate changes on cash	—	—	1,055	—	1,055
Net increase (decrease) in cash and cash equivalents	—	110,187	(5,983)	—	104,204
Cash and cash equivalents at beginning of year	—	39,597	29,261	—	68,858
Cash and cash equivalents at end of period	$—	$149,784	$23,278	$—	$173,062

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore, are or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “anticipates,” “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the industries in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” disclosed in our Annual Report on Form 10-K. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
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

Product innovation is our third strategic pillar. Innovation is centered on the allocation of new and existing resources to opportunities that we believe will produce sustainable returns. Our focus is on driving top line growth with new and innovative products. We are focused on those products and technologies that have relevance to the end-user and can be differentiated from our competition. Our initiatives will be tailored toward reallocating sales and marketing talent to target specific end user groups in order to better understand their needs and the various market opportunities that may be available. This effort is expected to produce ideas and opportunities that generate profitable growth. Our focus on innovation is centered on four markets: postal, parcel and storage solutions; residential air management; infrastructure; and renewable energy. These respective markets are expected to grow based on demand for: centralized mail and parcel delivery systems; zero carbon footprint homes; the need for repairs to elevated bridges that are structurally deficient or functionally obsolete; and energy sources not dependent on fossil fuels.

The fourth pillar of our strategy is acquisitions. We have targeted four key markets in which to make strategic acquisitions which are served by existing platforms within the Company. The existing platforms include the same areas in which we are targeting the development of innovative products: postal, parcel and storage solutions; infrastructure; residential air management; and renewable energy. These platforms are all in large markets in which the underlying trends for customer convenience and safety, energy-savings and resource conservation are of increasing importance to consumers and are expected to drive long-term demand. We believe these markets also offer the opportunity for higher returns on our investments than those we have generated in the past. The acquisitions of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015 and more recently, Nexus Corporation ("Nexus") in October 2016 and Package Concierge in February 2017, were the direct result of this strategy. We also consider businesses outside of these four markets, as we continually search out opportunities to grow our business in large markets with expected growth in demand for the foreseeable future, where we can add value through our manufacturing experience, 80/20 process and purchasing synergies.

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
On February 6, 2017, the Company completed the sale of substantially all of its U.S. bar grating product line assets to a third party. The Company had previously announced, on December 2, 2016, its intentions to exit its U.S. bar grating product line and its European residential solar racking business as part of its portfolio management initiative. These businesses contributed a combined $75 million in revenue and pre-tax operating losses of $6 million in 2016. This action resulted in the sale and closing of 3 facilities in early 2017. These assets were a part of our Industrial and Infrastructure Products segment.

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

The Company serves customers primarily throughout North America and, to a lesser extent, Asia. Our customers include major home improvement retailers, wholesalers, industrial distributors, contractors, solar developers and institutional and commercial growers of plants. As of September 30, 2017, we operated 42 facilities in 17 states, Canada, China, and Japan, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the Asian markets.

The Company operates and reports its results in the following three reporting segments, entitled:

•	Residential Products;

•	Renewable Energy and Conservation; and

•	Industrial and Infrastructure Products.

Our Residential Products segment services residential repair and remodeling activity and new residential housing construction with products including roof and foundation ventilation products, mail and parcel storage products, rain dispersion products and roof ventilation accessories. This segment's products are sold through major retail home centers, building material wholesalers, distributor groups, residential contractors and directly to the multi-family property management companies.

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
The end markets our businesses serve include residential housing, industrial manufacturing, transportation infrastructure, and renewable energy and conservation. These end markets are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, commodity costs, demand for residential construction, governmental policies and funding, tax policies and the volume of non-residential construction and infrastructure projects. We believe the key elements of our strategy will allow us to respond timely to changes in these factors. We have and expect to continue to restructure our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. Additionally, we believe our strategy has enabled us to better react to fluctuations in commodity costs and customer demand, and has helped in improving margins. We have used the improved cash flows generated by these initiatives to improve our liquidity position, and invest in growth initiatives. Overall, we are striving to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns.
Results of Operations
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table sets forth selected data from our consolidated statements of operations and the related percentage of net sales for the three months ended September 30, (in thousands):

	2017		2016
Net sales	$274,574	100.0%	$272,734	100.0%
Cost of sales	205,839	75.0%	204,847	75.1%
Gross profit	68,735	25.0%	67,887	24.9%
Selling, general, and administrative expense	33,042	12.0%	41,365	15.2%
Income from operations	35,693	13.0%	26,522	9.7%
Interest expense	3,486	1.3%	3,625	1.3%
Other expense	404	0.1%	159	0.1%
Income before taxes	31,803	11.6%	22,738	8.3%
Provision for income taxes	11,184	4.1%	8,952	3.2%
Net income	$20,619	7.5%	$13,786	5.1%
The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

				Change due to
	2017	2016	Total Change	Divestitures	Acquisitions	Operations
Net sales:
Residential Products	$129,501	$117,957	$11,544	$—	$1,811	$9,733
Renewable Energy and Conservation	88,135	82,008	6,127	(2,266)	6,423	1,970
Industrial and Infrastructure Products	57,162	73,193	(16,031)	(14,799)	—	(1,232)
Less: Intersegment sales	(224)	(424)	200	—	—	200
Net Industrial and Infrastructure Products	56,938	72,769	(15,831)	(14,799)	—	(1,032)
Consolidated	$274,574	$272,734	$1,840	$(17,065)	$8,234	$10,671

Consolidated net sales increased by $1.8 million, or 0.7%, to $274.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in sales was the result of increased volumes in ongoing revenue streams along with contributions from our recent acquisitions in our Renewable Energy and Conservation and Residential Products Segments, Nexus in October 2016 and Package Concierge in February 2017, respectively. Also contributing to the increase was a modest 1.0% increase in pricing to customers. Partially offsetting these increases were the results of divestitures related to the Company’s portfolio management activities during 2016. This included the exit of both the Company's small European residential solar racking business and the Company's U.S. bar grating product line, both of which commenced during the fourth quarter of 2016. These divestitures resulted in a decrease in revenues of $17.1 million from the prior year quarter.
Net sales in our Residential Products segment increased 9.7%, or $11.5 million to $129.5 million for the three months ended September 30, 2017 compared to $118.0 million for the three months ended September 30, 2016. The increase was largely the result of a net increase in volume along with sales generated from the acquisition of Package Concierge and an increase in pricing to customers. The volume increase resulted from demand for our commercial package solutions as well as our roofing-related ventilation and rain dispersion products.
Net sales in our Renewable Energy and Conservation segment increased 7.4%, or $6.1 million to $88.1 million for the three months ended September 30, 2017 compared to $82.0 million for the three months ended September 30, 2016. The increase was the result of sales generated from the acquisition of Nexus and an increase in volume in our domestic markets. Partially offsetting this increase were the effects of the exit of the Company's small European residential solar racking business and continued softness in our international markets.
Net sales in our Industrial and Infrastructure Products segment decreased 21.7%, or $15.8 million to $56.9 million for the three months ended September 30, 2017 compared to $72.8 million for the three months ended September 30, 2016. The decrease in net sales was primarily the result of the Company's exit from its U.S. bar grating product line. Also a decrease in demand for our infrastructure products as compared to the third quarter in the prior year, which include components for bridges and elevated highways, contributed to the decline in volume due to continued delay in infrastructure projects. We expect this decline to be temporary as backlog and bookings for this business have increased compared to the prior year quarter and the market shows signs of recovery.
Our consolidated gross margin slightly increased to 25.0% for the three months ended September 30, 2017 compared to 24.9% for the three months ended September 30, 2016. This increase was largely the result of portfolio management actions during 2016 in which less profitable businesses or product lines were sold or exited in order to enable the Company to re-allocate leadership, time, capital and resources to the highest potential platforms and businesses. This increase was largely offset by a less favorable alignment of material costs to customer selling prices.
Selling, general, and administrative (SG&A) expenses decreased by $8.3 million, or 20.1%, to $33.0 million for the three months ended September 30, 2017 from $41.4 million for the three months ended September 30, 2016. The $8.3 million decrease was primarily due to $7.6 million of lower performance-based compensation expenses, along with a $2.2 million decrease in senior leadership transition costs. These were partially offset by $2.3 million of additional expense from the acquisitions of Nexus and Package Concierge. SG&A expenses as a percentage of net sales decreased to 12.0% for the three months ended September 30, 2017 compared to 15.2% for the three months ended September 30, 2016.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

	2017		2016		Total Change
Income (loss) from operations:
Residential Products	$23,764	18.4%	$19,407	16.5%	$4,357
Renewable Energy and Conservation	11,549	13.1%	16,366	20.0%	(4,817)
Industrial and Infrastructure Products	2,554	4.5%	1,913	2.6%	641
Unallocated Corporate Expenses	(2,174)	(0.8)%	(11,164)	(4.1)%	8,990
Consolidated income from operations	$35,693	13.0%	$26,522	9.7%	$9,171
Our Residential Products segment generated an operating margin of 18.4% during the three months ended September 30, 2017 compared to 16.5% during the three months ended September 30, 2016. The increase of $4.4 million of operating profit is due to the benefits of improved operational efficiencies and contributions from the 80/20 initiative.

The Renewable Energy and Conservation segment generated an operating margin of 13.1% in the current year quarter compared to 20.0% in the prior year quarter. The decline in operating margin reflects an unfavorable alignment of material costs to customer selling prices as compared to the prior year quarter.

Our Industrial and Infrastructure Products segment generated an operating margin of 4.5% during the three months ended September 30, 2017 compared to 2.6% during the three months ended September 30, 2016. The improvement was largely the result of costs incurred in the prior-year quarter related to our 80/20 simplification initiatives. Partially offsetting this improvement were the effects of lower volumes from our infrastructure products and an unfavorable alignment of material costs to customer selling prices.

Unallocated corporate expenses decreased $9.0 million from $11.2 million during the three months ended September 30, 2016 to $2.2 million during the three months ended September 30, 2017. This decrease from the prior year quarter was largely due to a $7.4 million decrease in performance-based compensation expenses, along with a $2.2 million decrease in senior leadership transition costs.
The Company recorded other expense of $0.4 million for the three months ended September 30, 2017 and other expense of $0.2 million for the three months ended September 30, 2016. The increase from the prior year quarter was primarily due to foreign currency fluctuations.
Interest expense modestly decreased by $0.1 million to $3.5 million for the three months ended September 30, 2017 compared to $3.6 million for the three months ended September 30, 2016. During the three months ended September 30, 2017 and 2016, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $11.2 million and $9.0 million, with effective tax rates of 35.2% and 39.4% for the three months ended September 30, 2017, and 2016, respectively. The effective tax rate for the third quarter of 2017 exceeded the U.S. federal statutory rate of 35% due to state taxes and $2.2 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded as such benefit is not expected to be realizable, partially offset by net deductible permanent differences and favorable discrete items. The effective tax rate for the third quarter of 2016 was greater than the U.S. federal statutory rate of 35% primarily due state taxes and unfavorable discrete items.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table sets forth selected data from our consolidated statements of operations and the related percentage of net sales for the nine months ended September 30, (in thousands):

	2017		2016
Net sales	$728,806	100.0%	$776,143	100.0%
Cost of sales	548,991	75.3%	585,263	75.4%
Gross profit	179,815	24.7%	190,880	24.6%
Selling, general, and administrative expense	109,513	15.0%	118,021	15.2%
Income from operations	70,302	9.7%	72,859	9.4%
Interest expense	10,612	1.5%	10,982	1.4%
Other expense	811	0.1%	8,319	1.1%
Income before taxes	58,879	8.1%	53,558	6.9%
Provision for income taxes	21,090	2.9%	12,131	1.6%
Income from continuing operations	37,789	5.2%	41,427	5.3%
Loss from discontinued operations	(405)	(0.1)%	—	0.0%
Net income	$37,384	5.1%	$41,427	5.3%
The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30, (in thousands):

				Change due to
	2017	2016	Total Change	Divestitures	Acquisitions	Operations
Net sales:
Residential Products	$361,304	$338,069	$23,235	$—	$4,089	$19,146
Renewable Energy and Conservation	202,690	204,648	(1,958)	(6,545)	15,252	(10,665)
Industrial and Infrastructure Products	165,806	234,590	(68,784)	(59,618)	—	(9,166)
Less: Intersegment sales	(994)	(1,164)	170	—	—	170
Net Industrial and Infrastructure Products	164,812	233,426	(68,614)	(59,618)	—	(8,996)
Consolidated	$728,806	$776,143	$(47,337)	$(66,163)	$19,341	$(515)

Consolidated net sales decreased by $47.3 million, or 6.1%, to $728.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in sales was primarily the result of divestitures related to the Company’s portfolio management activities during 2016. The Company sold its European industrial manufacturing business in April 2016 to a third party and exited both the Company's small European residential solar racking business and the Company's U.S. bar grating product line, both of these divestitures commenced during the fourth quarter of 2016. These divestitures resulted in a decrease in revenues of $66.2 million from the prior year. Partially offsetting these divestitures were net sales contributions from our recent acquisitions in our Renewable Energy and Conservation and Residential Products Segments, Nexus in October 2016 and Package Concierge in February 2017, respectively. A net decrease in volume of 2.0% in comparable revenue streams nearly offset by a modest 2.0% increase in pricing to customers also contributed to the overall decrease in sales year over year.
Net sales in our Residential Products segment increased 6.9%, or $23.2 million to $361.3 million for the nine months ended September 30, 2017 compared to $338.1 million for the nine months ended September 30, 2016. The increase was largely the result of a net increase in volume along with sales generated from the acquisition of Package Concierge and an increase in pricing to customers. The net sales volume increase was due to an increase in demand for our ventilation and roofing products along with increased demand for our multifamily postal and parcel storage products.
Net sales in our Renewable Energy and Conservation segment decreased 1.0%, or $2.0 million to $202.7 million for the nine months ended September 30, 2017 compared to $204.6 million for the nine months ended September 30, 2016. The decrease was the result of the exit of the Company's small European residential solar racking business and continued softness in our international markets, partially offset by sales generated from the acquisition of Nexus and increased volume in our domestic markets. As expected, total volume declined in the first nine months of 2017 as we entered 2017 with lower levels of backlog, which resulted in lower sales in the first half of 2017 compared to the first half of 2016. Backlog has improved for this segment and now exceeds its prior year levels.
Net sales in our Industrial and Infrastructure Products segment decreased 29.4%, or $68.6 million to $164.8 million for the nine months ended September 30, 2017 compared to $233.4 million for the nine months ended September 30, 2016. The decrease in net sales was the combined result of the Company's exit from its U.S. bar grating product line and the divestiture of our European industrial manufacturing business, along with a 5.0% decrease in volume as compared to the same period in the prior year. A decrease in demand for our infrastructure products, which include components for bridges and elevated highways, contributed to the decline in volume due to continued delay in infrastructure projects. We expect this decline to be temporary due to federal and state funding availability and as evidenced by an increase in segment backlog during the current year.
Our consolidated gross margin remained relatively unchanged at 24.7% for the nine months ended September 30, 2017 compared to 24.6% for the nine months ended September 30, 2016. The Company benefited from portfolio management actions during 2016 in which less profitable businesses or products lines were sold or exited in order to enable the Company to re-allocate leadership, time, capital and resources to the platforms and businesses with the highest potential revenue and margins. In addition, other portfolio management actions taken resulting from our 80/20 initiatives contributed to maintaining the margin as well. These benefits were largely offset by less favorable alignment of material costs to customer selling prices.
Selling, general, and administrative (SG&A) expenses decreased by $8.5 million, or 7.2%, to $109.5 million for the nine months ended September 30, 2017 from $118.0 million for the nine months ended September 30, 2016. The $8.5 million decrease was primarily due to a $11.5 million decrease in performance-based compensation expenses, along with a $1.5 million decrease in senior leadership transition costs. These decreases were partially offset by $5.9 million of additional expense from the acquisitions of Nexus and Package Concierge, along with a $2.9 million increase in portfolio management charges related to our 80/20 initiatives. SG&A expenses as a percentage of net sales decreased to 15.0% for the nine months ended September 30, 2017 compared to 15.2% for the nine months ended September 30, 2016.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

	2017		2016		Total Change
Income (loss) from operations:
Residential Products	$61,984	17.2%	$52,363	15.5%	$9,621
Renewable Energy and Conservation	18,381	9.1%	34,969	17.1%	(16,588)
Industrial and Infrastructure Products	5,914	3.6%	11,429	4.9%	(5,515)
Unallocated Corporate Expenses	(15,977)	(2.2)%	(25,902)	(3.3)%	9,925
Consolidated income from operations	$70,302	9.6%	$72,859	9.4%	$(2,557)
Our Residential Products segment generated an operating margin of 17.2% during the nine months ended September 30, 2017 compared to 15.5% during the nine months ended September 30, 2016. The increase of $9.6 million of operating profit is primarily due to the benefits of improved operational efficiencies and contributions from the 80/20 initiative.

The Renewable Energy and Conservation segment generated an operating margin of 9.1% in the current year compared to 17.1% in the prior year. The decrease was primarily due to lower volume, an unfavorable alignment of material costs to customer selling prices, along with $2.4 million of reduction of workforce and facility cleanup costs incurred to exit the European solar racking business.

Our Industrial and Infrastructure Products segment generated an operating margin of 3.6% during the nine months ended September 30, 2017 compared to 4.9% during the nine months ended September 30, 2016. The decrease was largely an unfavorable alignment of material costs to customer selling prices, partially offset by a net reduction in costs incurred to exit the Company's U.S. bar grating product line .
Unallocated corporate expenses decreased $9.9 million from $25.9 million during the nine months ended September 30, 2016 to $16.0 million during the nine months ended September 30, 2017. The lower expenses in the current year was primarily due to the decrease in performance-based compensation expenses.

The Company recorded other expense of $0.8 million for the nine months ended September 30, 2017. Other expense of $8.3 million for the nine months ended September 30, 2016 was primarily comprised of the $8.8 million pre-tax loss on the sale of our European industrial manufacturing business, partially offset by net gains on foreign currency transactions.
Interest expense decreased by $0.4 million to $10.6 million for the nine months ended September 30, 2017 compared to $11.0 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $21.1 million and $12.1 million, with effective tax rates of 35.8% and 22.7% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate for the nine months ended September 30, 2017 exceeded the U.S. federal statutory rate of 35% due to state taxes and $2.2 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded as such benefit is not expected to be realizable, partially offset by net deductible permanent differences and favorable discrete items. The effective tax rate for the nine months ended September 30, 2016 was less than the U.S. federal statutory rate of 35% primarily due to a discrete tax benefit of $11.4 million resulting from the sale of our European industrial manufacturing business along with net deductible permanent differences, partially offset by state taxes.
Outlook
For the remainder of 2017, we continue to expect generally favorable market conditions for each of our segments and increased bidding activity and continued growth of backlogs in both our Infrastructure business and Renewable Energy & Conservation segment. While we see reason for some caution in certain of our end markets, we are optimistic about the final quarter of the year. We are adjusting our full year guidance of revenues in the $960 million to $965 million range. We are narrowing our full-year earnings guidance within our previous guidance range and expect earnings per share ("EPS") to be between $1.40 and $1.47 per diluted share, comparing favorably to $1.05 in 2016.
Our priorities for the remainder of 2017 will be to accelerate new product development initiatives, seek value-added acquisitions in attractive end markets, and continue to advance our 80/20 projects.
For the fourth quarter of 2017, we expect revenues in the range of $231 million to $236 million, and EPS to be between $0.23 and $0.30 per diluted share, compared to a loss of $0.24 per share in the fourth quarter of 2016.

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

On December 9, 2015, we entered into the Company's Fifth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $300 million revolving credit facility and provides the Company with access to capital and improved financial flexibility. As of September 30, 2017, our liquidity of $496.8 million consisted of $208.0 million of cash plus $288.8 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and larger acquisitions may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2017, our foreign subsidiaries held $25.2 million of cash in U.S. dollars. We believe cash held by our foreign subsidiaries provides our foreign operations with the necessary liquidity to meet future obligations and allows the foreign business units to reinvest in their operations. These cash resources could eventually be used to grow our business internationally. Repatriation of this cash for domestic purposes could result in significant tax consequences.
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
Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2017	2016
Cash provided by:
Operating activities of continuing operations	$48,831	$102,186
Investing activities of continuing operations	(10,711)	(297)
Financing activities of continuing operations	(1,733)	1,260
Effect of exchange rate changes	1,468	1,055
Net increase in cash and cash equivalents	$37,855	$104,204
During the nine months ended September 30, 2017, we generated net cash from operating activities totaling $48.8 million, composed of net income of $37.8 million plus $20.5 million from non-cash charges including depreciation, amortization, stock compensation, and exit activities, partially offset by an investment in working capital and other net assets of $9.5 million. Net cash provided by operating activities for the nine months ended September 30, 2016 totaled $102.2 million, primarily composed of net income from continuing operations of $41.4 million plus non-cash charges including depreciation, amortization, stock compensation, loss on sale of a business and non-cash exit activity costs of $35.7 million along with a decease in working capital of $25.1 million.

During the nine months ended September 30, 2017, the cash invested in working capital and other net assets of $9.5 million included a $42.3 and $1.8 million increase in accounts receivable and other current assets and other assets, respectively, partially offset by a $25.1 and $7.5 million increase in accounts payable and accrued expenses and other non-current liabilities, respectively, as well as a $2.0 million decrease in inventory. The increase in accounts receivable is a result of continued increase in seasonal manufacturing activity. The increase in total other current assets is primarily due to the timing of prepaid expenses. Accounts payable increased due to the seasonal increase in manufacturing activity as well as the timing of quarter end vendor payments.The increase in accrued expenses and other non-current liabilities was largely due to costs related to the timing of customer contracts offset by a decrease in liabilities for equity based incentive plans as well as the timing of interest payments . The decrease in inventory is due to the Company's continued 80/20 simplification process efforts.
Net cash used in investing activities for the nine months ended September 30, 2017 of $10.7 million primarily consisted of $18.3 million of net cash paid for the acquisition of Package Concierge, capital expenditures of $5.1 million and a payment of $0.2 million related to the final purchase adjustment for the acquisition of Nexus. These payments were partially offset by net proceeds of $12.9 million from the sale of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2016 of $0.3 million was the net result of capital expenditures of $7.6 million and $2.3 million related to the final purchase adjustment for the acquisition of RBI, largely offset by net proceeds of $8.3 million from the sale of our European industrial manufacturing business.
Net cash used in financing activities for the nine months ended September 30, 2017 of $1.7 million consisted of the purchase of treasury stock of $2.0 million and payment of long-term debt borrowings of $0.4 million partially offset by the proceeds received from the issuance of common stock of $0.7 million. Net cash provided by financing activities for the nine months ended September 30, 2016 of $1.3 million consisted of the proceeds received from the issuance of common stock of $2.9 million offset by the purchase of treasury stock of $1.2 million and payment of long-term debt borrowings of $0.4 million.
Senior Credit Agreement and Senior Subordinated Notes

Our Senior Credit Agreement is committed through December 9, 2020. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company can request additional financing from the banks to increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of September 30, 2017, the Company is in compliance with all three covenants.

Interest rates on the revolving credit facility are based on the LIBOR plus an additional margin that ranges from 1.25% to 2.25% for LIBOR loans based on the Total Leverage Ratio. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.20% and 0.30% based on the Total Leverage Ratio and the daily average undrawn balance.
As of September 30, 2017, we had $288.8 million of availability under the Senior Credit Agreement net of outstanding letters of credit of $11.2 million. No amounts were outstanding under our revolving credit facility as of either September 30, 2017 or December 31, 2016.
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
Date: November 3, 2017