Form 10-Q
period 2018-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2018-05-04
CIK 912562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-22462

GIBRALTAR INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	16-1445150
(State or incorporation )	(I.R.S. Employer Identification No.)

3556 Lake Shore Road, P.O. Box 2028 Buffalo, New York	14219-0228
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (716) 826-6500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of May 3, 2018, the number of common shares outstanding was: 31,760,071.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net Sales	$215,337	$206,605
Cost of sales	167,019	157,350
Gross profit	48,318	49,255
Selling, general, and administrative expense	34,475	39,576
Income from operations	13,843	9,679
Interest expense	3,269	3,576
Other (income) expense	(585)	54
Income before taxes	11,159	6,049
Provision for income taxes	2,807	2,053
Net income	$8,352	$3,996
Net earnings per share:
Basic	$0.26	$0.13
Diluted	$0.26	$0.12
Weighted average shares outstanding:
Basic	31,786	31,688
Diluted	32,444	32,254
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$8,352	$3,996
Other comprehensive income (loss):
Foreign currency translation adjustment	110	679
Cumulative effect of accounting change (see Note 2)	(350)	—
Adjustment to retirement benefit liability, net of tax	(5)	(3)
Adjustment to post employment health care benefit liability, net of tax	32	29
Other comprehensive income (loss)	(213)	705
Total comprehensive income	$8,139	$4,701
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$200,741	$222,280
Accounts receivable, net	145,182	145,385
Inventories	90,236	86,372
Other current assets	6,712	8,727
Total current assets	442,871	462,764
Property, plant, and equipment, net	93,671	97,098
Goodwill	321,772	321,074
Acquired intangibles	104,059	105,768
Other assets	4,770	4,681
	$967,143	$991,385
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$80,691	$82,387
Accrued expenses	53,254	75,467
Billings in excess of cost	11,572	12,779
Current maturities of long-term debt	400	400
Total current liabilities	145,917	171,033
Long-term debt	209,817	209,621
Deferred income taxes	31,339	31,237
Other non-current liabilities	38,115	47,775
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 32,398 shares and 32,332 shares issued and outstanding in 2018 and 2017	324	323
Additional paid-in capital	274,279	271,957
Retained earnings	283,538	274,562
Accumulated other comprehensive loss	(4,579)	(4,366)
Cost of 639 and 615 common shares held in treasury in 2018 and 2017	(11,607)	(10,757)
Total shareholders’ equity	541,955	531,719
	$967,143	$991,385
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$8,352	$3,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,189	5,480
Stock compensation expense	2,097	1,635
Net (gain) loss on sale of assets	(7)	12
Exit activity recoveries, non-cash	(727)	(917)
Other, net	360	240
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	4,947	(4,462)
Inventories	(8,907)	2,338
Other current assets and other assets	1,498	410
Accounts payable	(1,694)	5,672
Accrued expenses and other non-current liabilities	(33,314)	(12,061)
Net cash (used in) provided by operating activities of continuing operations	(22,206)	2,343
Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(18,561)
Net proceeds from sale of property and equipment	2,823	9,233
Purchases of property, plant, and equipment	(1,033)	(1,453)
Net cash provided by (used in) investing activities	1,790	(10,781)
Cash Flows from Financing Activities
Purchase of treasury stock at market prices	(850)	(922)
Net proceeds from issuance of common stock	226	11
Net cash used in financing activities	(624)	(911)
Effect of exchange rate changes on cash	(499)	73
Net decrease in cash and cash equivalents	(21,539)	(9,276)
Cash and cash equivalents at beginning of year	222,280	170,177
Cash and cash equivalents at end of period	$200,741	$160,901
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	32,332	$323	$271,957	$274,562	$(4,366)	615	$(10,757)	$531,719
Net income	—	—	—	8,352	—	—	—	8,352
Foreign currency translation adjustment	—	—	—	—	110	—	—	110
Adjustment to retirement benefit liability, net of taxes of $(2)	—	—	—	—	(5)	—	—	(5)
Adjustment to post employment health care benefit liability, net of taxes of $12	—	—	—	—	32	—	—	32
Stock compensation expense	—	—	2,097	—	—	—	—	2,097
Cumulative effect of accounting changes (see Note 2)	—	—	—	624	(350)	—	—	274
Stock options exercised	13	—	226	—	—	—	—	226
Net settlement of restricted stock units	53	1	(1)	—	—	24	(850)	(850)
Balance at March 31, 2018	32,398	$324	$274,279	$283,538	$(4,579)	639	$(11,607)	$541,955
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal; for this and other reasons, financial results for any interim period are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual Form 10-K for the year ended December 31, 2017.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
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

The Company has adopted this standard using the modified retrospective method. The Company recognized the cumulative- effect adjustment of initially applying this standard of $274,000 to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standard in effect for that period. Refer to Note 4 for further disclosure of the financial statement effect and other significant matters as a result of the adoption of this standard.

Date of adoption: Q1 2018

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

The Company has early adopted this standard. As a result of adopting this standard, the Company recorded an adjustment of $350,000 from accumulated other comprehensive income to retained earnings in the consolidated statement of shareholders' equity as of the beginning of the January 1, 2018, and will record any subsequent period adjustments, if changes to provisional amounts result in additional amounts stranded in accumulated other comprehensive income.

Date of adoption: Q1 2018

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

Planned date of adoption: Q1 2019

(3)	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Trade accounts receivable	$129,549	$140,209
Costs in excess of billings	22,214	11,610
Total accounts receivables	151,763	151,819
Less allowance for doubtful accounts	(6,581)	(6,434)
Accounts receivable	$145,182	$145,385

Refer to Note 4 of the Company's consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q for additional information concerning the Company's costs in excess of billings.

(4)	REVENUE

Sales includes revenue from contracts with customers from roof and foundation ventilation products; centralized mail systems and electronic package solutions; rain dispersion products and roofing accessories; expanded and perforated metal; expansion joints and structural bearings; designing, engineering, manufacturing and installation of solar racking systems and greenhouse structures.

Revenue recognition

Revenue is recognized when, or as, the Company transfers control of promised products or service to a customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those products or service. Refer to Note 16 of this quarterly report on Form 10Q for additional information related to revenue recognized by timing of transfer of control by reportable segment.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within a range from 30 to 60 days, or in certain cases, up front deposits. In circumstances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company's contracts generally do not include a significant financing component. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from sales.

Performance obligations satisfied at a point in time and significant judgments

The majority of the Company's revenue from contracts with customers is recognized when the Company transfers control of the promised product at a point in time, which is determined when the customer has legal title and the significant risks and rewards of ownership of the asset, and the Company has a present right to payment for the product. These contracts with customers include promised products, which are generally capable of being distinct and accounted for as separate performance obligations. Accordingly, the Company allocates the transaction price to each performance obligation in an amount based on an observable price of the products as the Company frequently sells these products separately in similar circumstances and to similar customers. These products are generally sold with rights of return and these contracts may provide other credits or incentives, which are accounted for as variable consideration. Variable consideration is estimated at the most likely amount to predict the consideration to which the Company will be entitled, and only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal when estimating the amount of revenue to recognize. Sales returns, allowances, and customer incentives, including rebates, are treated as reductions to the sales transaction price and based largely on an assessment of all information (i.e., historical, current and forecasted) that is reasonably available to the Company, and estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

Performance obligations satisfied over time and significant judgments

For contracts with customers which the Company satisfies a promise to the customer to construct a certain asset that the customer controls as it is being created or enhanced, or a promise to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment, the Company satisfies the performance obligation and recognizes revenue over time. For the contracts to construct a certain asset, the Company determines that the customer controls the asset while it is being constructed because the performance obligation is satisfied on the customer's premise, and the customer controls any work in process arising from the Company's performance. For the contracts of products that have no alternative use and the Company has enforceable right to payment, the Company identifies these products as ones that are not a standard inventory item or the Company cannot readily direct the product to another customer or use without incurring a significant economic loss, or significant costs to rework the product.

When the promised products and services are to construct a certain asset that the customer controls, the entire contract is accounted for as one performance obligation. The Company uses the expected cost plus a margin approach to estimate the standalone selling price of the single performance obligation.

When the promised products do not have an alternative use to the Company and the Company has enforceable rights to payment, the transaction price is based on the estimated standalone selling price using the expected cost plus a margin approach. These promised products are generally capable of being distinct and accounted for as separate performance obligations.

For the above contracts with customers with respect to which the Company satisfies a performance obligation over time, the Company recognizes revenue based on the extent of progress towards completion of the performance obligation. The cost-to-cost measure of progress best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contract as the incurred costs is proportionate to the Company's progress in satisfying the performance obligation. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recognized proportionally as costs are incurred. Costs to fulfill a contract include all direct costs related to contract performance. Selling and administrative expenses are charged to operations as incurred. Provision for loss on an uncompleted performance obligation is recognized in the period in which such loss is determined.

The Company regularly reviews the progress and performance of the performance obligation recognized over time under the cost-to-cost method. Any adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current or prior periods based on a performance obligation's cost-to-cost measure of progress.

The Company also recognizes revenues from services contracts over time. For these contracts, in order to estimate the standalone selling price of the performance obligation, the Company uses the adjusted market assessment approach, which is to evaluate the market in which the performance obligation is sold and estimates the price that customers in the market would be willing to pay. Further, the Company recognizes revenue over time during the term of the agreement as the customer is simultaneously receiving and consuming the benefits provided throughout the Company's performance. Therefore due to control transferring over time, the Company recognizes revenue on a straight-line basis throughout the contract period.

Remaining performance obligations

As of March 31, 2018, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less. Therefore, any remaining performance obligations are not required to be disclosed.

Costs in excess of billings

Costs in excess of billings includes unbilled amounts resulting from revenues under contracts with customers that are satisfied over time and when the cost-to-cost measurement method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Costs in excess of billings are classified as current assets and are reported in a net position on a contract-by-contract basis at the end of each reporting period.

Billings in excess of cost

Billings in excess of cost includes billings in excess of revenue recognized and deferred revenue, which includes advanced payments, up-front payments, and progress billing payments. Billings in excess of cost are reported in a net position on a contract-by-contract basis at the end of each reporting period and are classified as current liabilities. To determine the revenue recognized in the period from the beginning balance of billings in excess of cost, the contract liability as of the beginning of the period is recognized as revenue on a contract by contract basis when the Company incurs costs to satisfy the performance obligation related to the individual contract. Once the beginning contract liability balance for an individual contract has been fully recognized as revenue, any additional payments received in the period are recognized as revenue once the related costs have been incurred.

Costs to obtain a contract with a customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. As of March 31, 2018, the Company does not have any open contracts with an original expected duration of greater than one year, and therefore, we expense such costs as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

Contract assets and contract liabilities

The Company's contract assets and contract liabilities consist of costs in excess of billings and billings in excess of cost, respectively. The following table presents the beginning and ending balances and significant changes in the costs in excess of billings and billings in excess of cost balance during the three months ended March 31, 2018:

	Costs in Excess of Billings	Billings in Excess of Cost
Beginning balance, January 1, 2018 (1)	$16,532	$(12,779)
Reclassification of the beginning balances of:
Costs in excess of billings to receivables	(11,647)	—
Billings in excess of cost to revenue	—	8,340
Costs in excess of billings recognized, net of reclassification to receivables	17,329	—
Net billings in advance and cash payments not recognized as revenue	—	(7,133)
Ending balance, March 31, 2018	$22,214	$(11,572)

(1) Due to the adoption of ASC 606 effective January 1, 2018, the Company recorded a transition adjustment to the opening balance of "Costs in excess of billings" at January 1, 2018. There were no transition adjustments to the opening balance of "Billings in Excess of Cost" at January 1, 2018. Refer to "Transition disclosures" below for further explanation of cumulative effect of the changes made to the Company's consolidated January 1, 2018 balance sheet for the adoption of ASC 606.

Transition disclosures

On January 1, 2018, the Company adopted the accounting standard ASC 606, Revenue from Contracts with Customers, only to contracts that were not completed at the date of initial application using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for that period. The Company does not expect the adoption of this standard to have a material impact to the Company's net income on an ongoing basis.

A majority of the Company's revenues continue to be recognized when products are shipped or service is provided and the customer takes ownership and assumes the risk of loss. For certain custom fabricated products for which there is no alternative use and the Company has enforceable rights to payment for performance to date where revenue was previously recognized when products were shipped, the Company now recognizes revenue as the Company satisfies its performance over time in accordance with ASC 606.

The cumulative effect of the changes made to the Company's consolidated January 1, 2018 balance sheet for the adoption of ASC 606 is as follows (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Assets
Accounts receivable, net	$145,385	$4,922	$150,307
Costs in excess of billings (1)	$11,610	$4,922	$16,532
Inventories	$86,372	$(4,735)	$81,637
Total current assets	$462,764	$187	$462,951
Total assets	$991,385	$187	$991,572

Liabilities
Accrued expenses	$75,467	$(87)	$75,380
Total current liabilities	$171,033	$(87)	$170,946

Shareholders' equity
Retained earnings	$274,562	$274	$274,836
Total shareholders' equity	$531,719	$274	$531,993
Total liabilities and shareholders' equity	$991,385	$187	$991,572

(1) The balance presented at December 31, 2017 for "Costs in excess of billings" represents the balance reported in Note 2 of the Company's annual report on Form 10-K for the year ended December 31, 2017. This balance was included within the total balance of "Accounts receivable, net" presented on the Company's Consolidated Balance Sheet on Form 10-K as of December 31, 2017. Due to the adoption of ASC 606 effective January 1, 2018, the Company recorded a transition adjustment to the opening balance of "Costs in excess of billings" at January 1, 2018 that is included in the "Accounts receivable, net" line item presented on the Company's Consolidated Balance Sheet and disclosed in Note 3 of this Form 10-Q for the three months ended March 31, 2018.

In accordance with ASC 606, the disclosure of the impact of adoption on the Company's consolidated statement of operations and balance sheet for the period ended March 31, 2018 is as follows (in thousands):

Consolidated Statement of Operations
	Three Months Ended March 31, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)

Net sales	$215,337	$213,369	$1,968
Cost of sales	167,019	165,580	1,439
Gross profit	48,318	47,789	529
Provision for income taxes	2,807	2,658	149
Net income	$8,352	$7,972	$380

Consolidated Balance Sheet
	March 31, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)
Assets
Accounts receivable, net	$145,182	$138,183	$6,999
Inventories	90,236	96,371	(6,135)
Total current assets	442,871	442,007	864
Total assets	967,143	966,279	864

Liabilities
Accrued expenses	53,254	53,044	210
Total current liabilities	145,917	145,707	210

Shareholders' equity
Retained earnings	283,538	282,884	654
Total shareholders' equity	541,955	541,301	654
Total liabilities and shareholders' equity	$967,143	$966,279	$864

(5)	INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw material	$48,225	$42,661
Work-in-process	7,481	10,598
Finished goods	34,530	33,113
Total inventories	$90,236	$86,372

(6)	ACQUISITIONS

On February 22, 2017, the Company acquired all of the outstanding stock of Package Concierge. Package Concierge is a leading provider of multifamily electronic package delivery locker systems in the United States.

The acquisition of Package Concierge is expected to enable the Company to expand its position in the fast-growing package delivery solutions market. The results of Package Concierge have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Residential Products segment). The final aggregate purchase consideration for the acquisition of Package Concierge was $18.9 million.

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

The acquisition of Package Concierge was funded from available cash on hand. The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general and administrative expenses in the consolidated statements of operations. Acquisition related-costs were $102 thousand for the three months ended March 31, 2017.

(7)	GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy & Conservation	Total
Balance at December 31, 2017	$198,075	$54,280	$68,719	$321,074
Foreign currency translation	—	(163)	861	698
Balance at March 31, 2018	$198,075	$54,117	$69,580	$321,772

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$45,159	$—	$45,107	$—	Indefinite
Finite-lived intangible assets:
Trademarks	5,848	3,166	5,876	3,062	5 to 15 Years
Unpatented technology	28,107	12,490	28,107	12,033	5 to 20 Years
Customer relationships	81,174	41,215	80,707	39,652	5 to 17 Years
Non-compete agreements	1,649	1,007	1,649	931	4 to 10 Years
	116,778	57,878	116,339	55,678
Total acquired intangible assets	$161,937	$57,878	$161,446	$55,678

The following table summarizes the acquired intangible asset amortization expense for the three months ended March 31 (in thousands):

	2018	2017
Amortization expense	$2,139	$2,162

Amortization expense related to acquired intangible assets for the remainder of fiscal 2018 and the next five years thereafter is estimated as follows (in thousands):

	2018	2019	2020	2021	2022	2023
Amortization expense	$6,087	$7,654	$7,142	$6,539	$6,127	$5,588

(8)	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	2,400	2,400
Less unamortized debt issuance costs	(2,183)	(2,379)
Total debt	210,217	210,021
Less current maturities	400	400
Total long-term debt	$209,817	$209,621
The Company's Fifth Amended and Restated Credit Agreement dated December 9, 2015 (the "Senior Credit Agreement") was amended to convert our secured asset based credit facility into a secured cash flow revolver, and terminates on December 9, 2020.
The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company has the option to request additional financing from the banks to either increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million. The Senior Credit Agreement contains three financial covenants. As of March 31, 2018, the Company is in compliance with all three covenants.
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
Standby letters of credit of $9.7 million have been issued under the Senior Credit Agreement on behalf of the Company as of March 31, 2018. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of March 31, 2018, the Company had $290.3 million of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at March 31, 2018 and December 31, 2017.
On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes ("6.25% Notes") due February 1, 2021.The provisions of the 6.25% Notes include, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliate transactions, dividends, and other restricted payments. Dividend payments are subject to annual limits and interest is paid semiannually on February 1 and August 1 of each year.

(9)	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(2,698)	$171	$(2,809)	$(5,336)	$(970)	$(4,366)
Cumulative effect of accounting change (see Note 2)	—	15	(365)	(350)	—	(350)
Minimum pension and post retirement health care plan adjustments	—	(7)	44	37	10	27
Foreign currency translation adjustment	110	—	—	110	—	110
Balance at March 31, 2018	$(2,588)	$179	$(3,130)	$(5,539)	$(960)	$(4,579)

The realized adjustments relating to the Company’s minimum pension liability and post retirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of operations.

(10)	EQUITY-BASED COMPENSATION
The shareholders of the Company have authorized: (1) the Gibraltar Industries, Inc. 2015 Equity Incentive Plan (the "Plan") that allows the Company to grant equity-based incentive compensation awards, in the form of options, restricted shares, restricted units, performance shares, and performance stock units, to eligible participants; and (2) the Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors ("Non-Employee Directors Plan") that allows the Company to grant awards of shares of the Company's common stock to non-employee Directors of the Company and permits the Directors to defer receipt of such shares pursuant to the terms of the Non-Employee Directors Plan. The Company's 2005 Equity Incentive Plan (the "Prior Plan") was amended in 2015 to terminate issuance of further awards from the Prior Plan.

Equity Based Awards - Settled in Stock
The following table provides the number of stock unit awards granted during the three months ended March 31, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2018		2017
Awards	Number of Awards (1)	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units	132,288	$33.35	98,482	$43.05
Restricted stock units	67,055	$33.35	59,112	$43.05
Options	—	$—	20,000	$43.05
(1) Performance stock units granted will convert to shares based on the Company's actual return on invested capital ("ROIC") relative to the ROIC targeted for the performance period ended December 31, 2018.
(2) Performance stock units granted include 78,482 units awarded in February 2017 which will convert to 23,546 shares to be issued in February 2020, representing 30% of the targeted 2017 award, based on the Company’s actual ROIC compared to ROIC target for the performance period ended December 31, 2017. The remaining performance stock units granted include 20,000 units awarded in February 2017. The number of these shares to be issued to the recipients will be determined based upon the ranking of the Company’s total shareholder return ("TSR") over a three (3) year performance period ended February 1, 2020 compared to the TSR of companies in the S&P Small Cap Industrial Sector over the same three year period.
Equity Based Awards - Settled in Cash
The Company's equity-based liabilities include performance based stock units settled in cash and a management stock purchase plan. As of March 31, 2018, the Company's total share-based liabilities recorded on the consolidated balance sheet was $31.8 million, of which $19.7 million was included in non-current liabilities.
Performance Stock Units - Settled in Cash
The Company awarded performance stock units ("PSUs") that will convert to cash after three years based upon a one year performance period. The cost of these awards is recognized over the requisite vesting period. The PSUs earned over the performance period are determined based on the Company’s actual ROIC relative to the ROIC targeted for the performance period.
During the 2016 performance period, the participants earned an aggregate of 256,000 PSUs, representing 200% the targeted 2016 award of 128,000. This award will convert to cash payable in the first quarter of 2019.

During the 2015 performance period, the participants earned an aggregate of 438,000 PSUs, representing 200% of the targeted 2015 award of 219,000. This award converted to cash and was paid in the first quarter of 2018.

The following table summarizes the compensation expense recognized for the PSUs, which will convert to cash, for the three months ended March 31, (in thousands):

	2018	2017
PSUs compensation expense	$706	$1,737

Management Stock Purchase Plan
The Management Stock Purchase Plan ("MSPP") provides participants the ability to defer a portion of their compensation or Directors’ fees, which deferral is converted to restricted stock units, and credited to an account. Employees eligible to defer a portion of their compensation also receive a company-matching award in restricted stock units equal to a percentage of their compensation. Directors do not receive any company-matching on amounts deferred. The account represents a share-based liability that is converted to and settled in cash payable to participants upon retirement or a termination of their service to the Company.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the three months ended March 31,

	2018	2017
Restricted stock units credited	63,937	98,770
Share-based liabilities paid (in thousands)	$4,717	$2,353

(11)	FAIR VALUE MEASUREMENTS

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

The Company had no financial assets or liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017. The Company’s only financial instrument for which the carrying value differs from its fair value is long-term debt. At March 31, 2018 and December 31, 2017, the fair value of outstanding debt net of unamortized debt issuance costs was $214.0 million and $213.8 million, respectively, compared to its carrying value of $210.2 million and $210.0 million, respectively.  The fair value of the Company’s 6.25% Notes is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices adjusted for unamortized debt issuance costs.

(12)	DISCONTINUED OPERATIONS

For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. As of March 31, 2018, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of these claims, or other claims, would significantly affect the Company's financial condition or results of operation.

(13)	EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company has incurred exit activity costs and asset impairment charges as a result of its 80/20 simplification and portfolio management initiatives. These initiatives have resulted in the identification of low-volume, low margin, internally-produced products which have been or will be outsourced or discontinued, and in the sale and exiting of less profitable businesses or products lines.
Exit activity costs were incurred during the three months ended March 31, 2018 which related to contract terminations, severance, and other moving and closing costs. In addition, the Company sold and leased back a facility which resulted in a gain, which was partially offset by inventory impairment charges incurred for discontinued products.
During the three months ended March 31, 2017, the Company incurred asset impairment charges and exit activity costs resulting from the above initiatives. Also, as a result of these initiatives, the Company closed three facilities during the first quarter of 2017.
The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three months ended March 31, related to the restructuring activities described above (in thousands):

	2018			2017
	Inventory write-downs &/or asset impairment recoveries, net	Exit activity costs, net	Total	Inventory write-downs &/or asset impairment recoveries	Exit activity costs	Total
Residential Products	$(43)	$(123)	$(166)	$(21)	$185	$164
Industrial & Infrastructure Products	(703)	218	(485)	(896)	2,656	1,760
Renewable Energy & Conservation	19	117	136	—	1,050	1,050
Corporate	—	44	44	—	28	28
Total exit activity costs & asset impairments	$(727)	$256	$(471)	$(917)	$3,919	$3,002

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the consolidated statement of operations for the three months ended March 31, (in thousands):

	2018	2017
Cost of sales	$37	$994
Selling, general, and administrative (recoveries) expense	(508)	2,008
Net asset impairment and exit activity (recoveries) charges	$(471)	$3,002

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2018	2017
Balance at January 1	$961	$3,744
Exit activity costs recognized	256	3,919
Cash payments	(739)	(4,617)
Balance at March 31	$478	$3,046

(14)	INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three months ended March 31, and the applicable effective tax rates:

	2018	2017
Provision for income taxes	$2,807	$2,053
Effective tax rate	25.2%	33.9%
The change in the effective tax rate year over year is primarily due to the reduction in U.S. federal statutory tax rate from 35% to 21%. The effective tax rate for the three months ended March 31, 2018 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items. The effective tax rate for the three months ended March 31, 2017 was less than the U.S. federal statutory rate of 35% due to net deductible permanent differences and favorable discrete items partially offset by state taxes and $0.9 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded as such benefit is not expected to be realizable.

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was signed into law. On this day, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the one-time transition tax, withholding tax and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As there is some uncertainty around the grandfathering provisions related to performance-based executive compensation, we have not included a provisional amount for deferred tax assets related to performance-based executive compensation as we believe that all of our plans are grandfathered. Our preliminary estimate of the one-time transition tax and the re-measurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Reform Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns, U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Reform Act may require further adjustments and changes in our estimates.

During the three month period ended March 31, 2018, the Company recognized an adjustment to the provisional amounts recorded at December 31, 2017. The following table sets forth the components of the adjustment which were recorded in income tax expense from continuing operations during three month period ended March 31, 2018, (in thousands):

Remeasurement of certain deferred tax balances (1)	114
One-time transition tax (2)	(233)
Non-deductible performance based compensation (3)	51
Net benefit recorded to provisional income tax expense	(68)

(1) The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We recorded a provisional income tax benefit of $16.2 million at December 31, 2017 related to the remeasurement of certain deferred tax balances.

(2) The Tax Reform Act provided for a one-time transition tax on post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). The Company recognized a provisional $3.7 million of income tax expense at December 31, 2017 related to the one-time transition tax and related repatriation.

(3) The Tax Reform Act repealed the performance-based compensation exceptions to Section 162(m) $1.0 million deduction limitation. The Company did not provide for a provisional adjustment at December 31, 2017.

The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017, or during the quarter ended March 31, 2018. We have made sufficient progress in our calculations to reasonably estimate the effect on our effective tax rate. The adjustment increased our effective tax rate by 0.6%. We will continue to refine our calculations, which may result in changes to this amount.

The final determination of the one-time transition tax and the re-measurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Reform Act.

In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated other Comprehensive Income, which gives entities the option to reclassify retained earning tax effects resulting from Tax Reform related to items in AOCI that the FASB refers to as having been stranded in AOCI. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period Tax Reform was enacted. We elected to early adopt ASU 2018-02. As a result of adopting this standard, we reclassified $350,000 from AOCI to retained earnings.

(15)	EARNINGS PER SHARE

Basic earnings and diluted weighted-average shares outstanding are as follows for the three months ended March 31, (in thousands):

	2018	2017
Numerator:
Income from continuing operations	$8,352	$3,996
Net income available to common shareholders	$8,352	$3,996
Denominator for basic earnings per share:
Weighted average shares outstanding	31,786	31,688
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,786	31,688
Common stock options and restricted stock	658	566
Weighted average shares and conversions	32,444	32,254
The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards, aggregating to 359,000 and 526,000 for the three months ended March 31, 2018 and 2017, respectively.

(16)	SEGMENT INFORMATION

The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)	Residential Products, which primarily includes roof and foundation ventilation products, centralized mail systems and electronic package solutions, rain dispersion products and roofing accessories;

(ii)	Industrial and Infrastructure Products, which primarily includes expanded and perforated metal, expansion joints, structural bearings and perimeter security; and

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

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2018	2017
Net sales:
Residential Products	$103,948	$104,551
Industrial and Infrastructure Products	54,624	50,718
Less: Intersegment sales	(221)	(456)
Net Industrial and Infrastructure Products	54,403	50,262
Renewable Energy and Conservation	56,986	51,792
Total consolidated net sales	$215,337	$206,605

Income from operations:
Residential Products	$13,238	$15,641
Industrial and Infrastructure Products	2,602	(37)
Renewable Energy and Conservation	4,062	3,340
Unallocated Corporate Expenses	(6,059)	(9,265)
Total income from operations	$13,843	$9,679

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the three months ended March 31 (in thousands):

	Three Months Ended March 31, 2018
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$102,884	$46,543	$5,620	$155,047
Over Time	1,064	7,860	51,366	60,290
Total	$103,948	$54,403	$56,986	$215,337

	Three Months Ended March 31, 2017
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$104,551	$50,262	$5,793	$160,606
Over Time	—	—	45,999	45,999
Total	$104,551	$50,262	$51,792	$206,605

(17)	SUPPLEMENTAL FINANCIAL INFORMATION

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$204,467	$12,330	$(1,460)	$215,337
Cost of sales	—	158,584	9,758	(1,323)	167,019
Gross profit	—	45,883	2,572	(137)	48,318
Selling, general, and administrative expense	44	32,724	1,707	—	34,475
(Loss) income from operations	(44)	13,159	865	(137)	13,843
Interest expense (income)	3,402	(84)	(49)	—	3,269
Other expense (income)	—	28	(613)	—	(585)
(Loss) income before taxes	(3,446)	13,215	1,527	(137)	11,159
(Benefit of) provision for income taxes	(965)	3,335	437	—	2,807
Equity in earnings from subsidiaries	10,970	1,090	—	(12,060)	—
Net income	$8,489	$10,970	$1,090	$(12,197)	$8,352

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$8,489	$10,970	$1,090	$(12,197)	$8,352
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	110	—	110
Cumulative effect of change in accounting (see Note 2)	—	(350)	—	—	(350)
Adjustment to retirement benefit liability, net of tax	—	(5)	—	—	(5)
Adjustment to post employment health care benefit liability, net of tax	—	32	—	—	32
Other comprehensive (loss) income	—	(323)	110	—	(213)
Total comprehensive income	$8,489	$10,647	$1,200	$(12,197)	$8,139

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
MARCH 31, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$172,930	$27,811	$—	$200,741
Accounts receivable, net	—	139,143	6,039	—	145,182
Intercompany balances	914	3,362	(4,276)	—	—
Inventories	—	86,265	3,971	—	90,236
Other current assets	1,048	2,114	3,550	—	6,712
Total current assets	1,962	403,814	37,095	—	442,871
Property, plant, and equipment, net	—	90,625	3,046	—	93,671
Goodwill	—	298,258	23,514	—	321,772
Acquired intangibles	—	95,275	8,784	—	104,059
Other assets	—	4,770	—	—	4,770
Investment in subsidiaries	750,823	62,594	—	(813,417)	—
	$752,785	$955,336	$72,439	$(813,417)	$967,143
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$76,994	$3,697	$—	$80,691
Accrued expenses	2,188	49,631	1,435	—	53,254
Billings in excess of cost	—	9,280	2,292		11,572
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	2,188	136,305	7,424	—	145,917
Long-term debt	208,642	1,175	—	—	209,817
Deferred income taxes	—	28,918	2,421	—	31,339
Other non-current liabilities	—	38,115	—	—	38,115
Shareholders’ equity	541,955	750,823	62,594	(813,417)	541,955
	$752,785	$955,336	$72,439	$(813,417)	$967,143

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash used in operating activities	$(6,606)	$(14,829)	$(771)	$—	$(22,206)
Cash Flows from Investing Activities
Net proceeds from sale of property and equipment	—	2,823	—	—	2,823
Purchases of property, plant, and equipment	—	(1,008)	(25)	—	(1,033)
Net cash provided by (used in) investing activities	—	1,815	(25)	—	1,790
Cash Flows from Financing Activities
Purchase of treasury stock at market prices	(850)	—	—	—	(850)
Net proceeds from issuance of common stock	226	—	—	—	226
Intercompany financing	7,230	(6,660)	(570)	—	—
Net cash provided by (used in) financing activities	6,606	(6,660)	(570)	—	(624)
Effect of exchange rate changes on cash	—	—	(499)	—	(499)
Net decrease in cash and cash equivalents	—	(19,674)	(1,865)	—	(21,539)
Cash and cash equivalents at beginning of year	—	192,604	29,676	—	222,280
Cash and cash equivalents at end of period	$—	$172,930	$27,811	$—	$200,741

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

Our Residential Products segment services residential repair and remodeling activity and new residential housing construction with products including roof and foundation ventilation products, centralized mail systems and electronic package solutions, rain dispersion products and accessories. This segment's products are sold through major retail home centers, building material wholesalers, distributor groups, residential contractors and directly to multi-family property management companies.
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
Our Renewable Energy and Conservation segment focuses on the design, engineering, manufacturing and installation of solar racking systems and commercial, institutional, and retail greenhouse structures. This segment's services and products are provided directly to developers, power companies, solar energy contractors, and institutional and commercial growers of plants.
As of March 31, 2018, we operated 42 facilities, comprised of 30 manufacturing facilities, six distribution centers, and six offices, which are located in 17 states, Canada, China, and Japan. These facilities give us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution primarily throughout North America and, to a lesser extent, Asia.

Business Strategy
Our business strategy focuses on significantly elevating and accelerating the growth and financial returns of the Company. We strive to deliver best-in-class, sustainable value creation for our shareholders for the long-term, and to generate more earnings at a higher rate of return with a more efficient use of capital year over year.
Our business strategy has four key elements, or "pillars," which consist of operational excellence, product innovation, portfolio management and acquisitions as a strategic accelerator. We believe that the continuing implementation of these pillars will produce transformational change in the Company’s portfolio and performance, resulting in sustainable value creation for our shareholders.
Operational excellence is our first pillar in this strategy. We focus on reducing complexity, adjusting costs and simplifying our product offering through 80/20 initiatives (“80/20”). 80/20 is the practice of focusing on our largest and best opportunities (the “80”) and eliminating complexity associated with less profitable opportunities (the “20”). Implementation of 80/20, along with in-lining and market rate of demand replenishment initiatives and outsourcing initiatives for our “B” products across our businesses will improve our profitability. Our next step in operational excellence is to concentrate on selling and marketing strategies, known as trade focus, to drive organic growth by developing new and innovative products which respond to our customers’ needs to simplify their operations.
Product innovation is our second strategic pillar where we focus on products with patent protection, developed internally or through acquired product lines. Innovation is centered on the allocation of new and existing resources to opportunities that we believe will produce sustainable returns. Our focus is on driving top line growth with new and innovative products. We are focused on those products and technologies that have relevance to the end-user and can be differentiated from our competition. We believe that development of these innovative products and technologies will support our objectives to produce sustainable returns for our shareholders.
The third pillar of our strategy is portfolio management, which involves the evaluation of our product lines, customers and end markets with the objective of allocating leadership time and financial resources to the highest-potential platforms and businesses. We view portfolio management as a continuous process that will remain an important part of our strategy as we look to improve the Company’s long-term financial performance. We are currently supporting all of the businesses in our portfolio today.
The fourth pillar of our strategy is acquisitions, which we consider an important part of the Company’s transformation. Our low leverage, high liquidity and strong cash flow enables us to consider larger acquisition targets. Our executive leadership team continues to invest time and energy in prospecting for and vetting of potential acquisition candidates. However, we remain committed to only making acquisitions which will contribute long-term value to the Company and its shareholders. We continue to seek acquisition prospects in attractive end markets, with unique value propositions and patented products or technologies. Our target markets include postal and parcel solutions, residential building products, perimeter security, infrastructure, renewable energy and conservation.
Overall, we believe our business strategy has enabled us to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns. We have and expect to continue to restructure our operations, including consolidation of facilities, reducing overhead costs, and curtailing investments in inventory, which enables us to better react to fluctuations in commodity costs and customer demand and has contributed to both improved margins and cash flows.
Acquisitions and Divestitures
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

Economic Conditions
The end markets our businesses serve are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, commodity costs, demand for residential construction, demand for repair and remodeling, governmental policies and funding, tax policies and incentives, trade policies, the level of non-residential construction and infrastructure projects, need for protection of high value assets, demand for renewable energy sources, and climate change. We believe the key elements of our strategy will allow us to respond timely to changes in these factors.
Results of Operations
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
The following table sets forth selected data from our consolidated statements of operations and the related percentage of net sales for the three months ended March 31, (in thousands):

	2018		2017
Net sales	$215,337	100.0%	$206,605	100.0%
Cost of sales	167,019	77.6%	157,350	76.2%
Gross profit	48,318	22.4%	49,255	23.8%
Selling, general, and administrative expense	34,475	16.0%	39,576	19.1%
Income from operations	13,843	6.4%	9,679	4.7%
Interest expense	3,269	1.5%	3,576	1.8%
Other (income) expense	(585)	(0.3)%	54	0.0%
Income before taxes	11,159	5.2%	6,049	2.9%
Provision for income taxes	2,807	1.3%	2,053	1.0%
Net income	$8,352	3.9%	$3,996	1.9%
The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

	2018	2017	Total Change
Net sales:
Residential Products	$103,948	$104,551	$(603)
Industrial and Infrastructure Products	54,624	50,718	3,906
Less: Intersegment sales	(221)	(456)	235
Net Industrial and Infrastructure Products	54,403	50,262	4,141
Renewable Energy and Conservation	56,986	51,792	5,194
Consolidated	$215,337	$206,605	$8,732

Consolidated net sales increased by $8.7 million, or 4.2%, to $215.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The 4.2% increase was driven by higher sales in both the Renewable Energy and Conservation segment and the Industrial and Infrastructure Products segment, the result of a 2.6% increase in volume, along with a 1.5% increase in pricing to customers.

Net sales in our Residential Products segment decreased 0.6%, or $0.6 million to $103.9 million for the three months ended March 31, 2018 compared to $104.6 million for the three months ended March 31, 2017. The slight decrease was the net result of weather related reduction in demand for ventilation-related building products, offset by higher sales in rain management products and electronic package solutions, and an increase in pricing to customers.
Net sales in our Industrial and Infrastructure Products segment increased 8.2%, or $4.1 million to $54.4 million for the three months ended March 31, 2018 compared to $50.3 million for the three months ended March 31, 2017. The increase in net sales was primarily driven by demand for industrial products, including our new perimeter security solutions, along with an increase in pricing to customers. Backlog for both the infrastructure and industrial businesses was higher versus prior-year levels.
Net sales in our Renewable Energy and Conservation segment increased 10.0%, or $5.2 million to $57.0 million for the three months ended March 31, 2018 compared to $51.8 million for the three months ended March 31, 2017. The increase was the result of higher demand in both our domestic solar and conservation markets. Also, this segment had higher backlog entering 2018, which contributed to increased revenue in the current year quarter.
Our consolidated gross margin decreased to 22.4% for the three months ended March 31, 2018 compared to 23.8% for the three months ended March 31, 2017. This decrease was largely due to product mix in both our Residential Products segment and our Renewable Energy and Conservation segment, and to a lesser extent, a less favorable alignment of material costs to customer selling prices. Partially offsetting the decrease were contributions from our new perimeter security solutions in our Industrial and Infrastructure Products segment.
Selling, general, and administrative (SG&A) expenses decreased by $5.1 million, or 12.9%, to $34.5 million for the three months ended March 31, 2018 from $39.6 million for the three months ended March 31, 2017. The $5.1 million decrease was the combined result of $2.5 million of lower performance-based compensation expenses, the effect of the lower price of the Company's shares, and a $2.5 million decrease in restructuring charges relating to our 80/20 initiatives, as compared to the prior year quarter. SG&A expenses as a percentage of net sales decreased to 16.0% for the three months ended March 31, 2018 compared to 19.1% for the three months ended March 31, 2017.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended March 31, (in thousands):

	2018		2017		Total Change
Income (loss) from operations:
Residential Products	$13,238	12.7%	$15,641	15.0%	$(2,403)
Industrial and Infrastructure Products	2,602	4.8%	(37)	(0.1)%	2,639
Renewable Energy and Conservation	4,062	7.1%	3,340	6.4%	722
Unallocated Corporate Expenses	(6,059)	(2.8)%	(9,265)	(4.5)%	3,206
Consolidated income from operations	$13,843	6.4%	$9,679	4.7%	$4,164
Our Residential Products segment generated an operating margin of 12.7% during the three months ended March 31, 2018 compared to 15.0% during the three months ended March 31, 2017. The decrease in operating margin is due to the effects of product mix and increased material costs, net of pricing actions.
Our Industrial and Infrastructure Products segment generated an operating margin of 4.8% during the three months ended March 31, 2018 compared to (0.1)% during the three months ended March 31, 2017. The improvement was largely the result of higher demand for our innovative products, including perimeter security solutions, operational efficiencies resulting from the Company's 80/20 initiatives, and the impact of costs incurred in the prior-year quarter related to our 80/20 simplification initiatives.
The Renewable Energy and Conservation segment generated an operating margin of 7.1% in the current year quarter compared to 6.4% in the prior year quarter. The improvement was largely the result of costs incurred in the prior-year quarter related to our 80/20 simplification initiatives, partially offset by the impact of product mix and, to a lesser extent, by an unfavorable alignment of material costs to customer selling prices as compared to the prior year quarter.

Unallocated corporate expenses decreased $3.2 million from $9.3 million during the three months ended March 31, 2017 to $6.1 million during the three months ended March 31, 2018. This decrease from the prior year quarter was largely due to a $1.5 million decrease in performance-based compensation expenses, the result of the lower price of the Company's shares as compared to the prior year quarter.
The Company recorded other income of $0.6 million for the three months ended March 31, 2018 and other expense of $0.1 million for the three months ended March 31, 2017. The increase in other income from the prior year quarter was primarily the result of foreign currency fluctuations.

Interest expense decreased by $0.3 million to $3.3 million for the three months ended March 31, 2018 compared to $3.6 million for the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $2.8 million and $2.1 million, with effective tax rates of 25.2% and 33.9% for the three months ended March 31, 2018, and 2017, respectively. The change in the effective tax rate year over year is primarily due to the reduction in U.S. federal statutory tax rate from 35% to 21%. The effective tax rate for the first quarter of 2018 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items. The effective tax rate for the first quarter of 2017 was less than the U.S. federal statutory rate of 35% due to net deductible permanent differences and favorable discrete items partially offset by state taxes and $0.9 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded as such benefit is not expected to be realizable.
Outlook

For 2018, our innovative products in each of our reporting segments are gaining traction, including our perimeter security solutions and solar tracker solution, and we are encouraged by the initial signs of a turnaround in the infrastructure market. We are also encouraged by the progress our teams are making in recovering material cost increases through more favorable pricing. Our goals for 2018 are to drive sustainable organic growth through the acceleration of new product development initiatives, implement 80/20 simplification projects, and seek value-added acquisitions in attractive end markets.

On a comparative basis, excluding the $12.5 million, or $0.39 per share, one-time benefit from tax reform recorded in 2017, we expect to once again have generated increased profits at a higher rate of return with a more efficient use of capital in 2018.

The Company is maintaining its guidance for revenues and earnings for the full year 2018. We expect 2018 consolidated revenues to exceed $1 billion, considering modest growth across our end markets and continued traction from innovative products. GAAP EPS for the full year 2018 is expected to be between $1.75 and $1.87 per diluted share, as compared to $1.95 in 2017, which included the aforementioned one-time $0.39 per share benefit from tax reform.

For the second quarter of 2018, the Company is expecting revenue in the range of $257 million to $267 million as a result of growth across all end markets and continued traction from innovative products. GAAP earnings for the second quarter 2018 are expected to be between $0.48 and $0.53 per diluted share.

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

On December 9, 2015, we entered into the Company's Fifth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $300 million revolving credit facility and provides the Company with access to capital and improved financial flexibility. As of March 31, 2018, our liquidity of $491.0 million consisted of $200.7 million of cash plus $290.3 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and larger acquisitions may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2018, our foreign subsidiaries held $27.8 million of cash in U.S.

dollars. As a result of the Tax Cuts and Jobs Act ("Tax Reform Act") signed into law on December 22, 2017, cash held by foreign subsidiaries is expected to be repatriated to the U.S.
Over the long-term, we expect that future obligations, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, and the improvement of shareholder value. Our 2017 acquisition of Package Concierge was funded by cash on hand.
These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or not available at acceptable terms, our future liquidity may be adversely affected.
Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2018	2017
Cash (used in) provided by:
Operating activities of continuing operations	$(22,206)	$2,343
Investing activities of continuing operations	1,790	(10,781)
Financing activities of continuing operations	(624)	(911)
Effect of exchange rate changes	(499)	73
Net decrease in cash and cash equivalents	$(21,539)	$(9,276)
During the three months ended March 31, 2018, net cash used in operating activities totaling $22.2 million was primarily driven by an investment in working capital and other net assets of $37.5 million, partially offset by net income of $8.4 million and $6.9 million from non-cash charges including depreciation, amortization, stock compensation, and exit activities. Net cash provided by operating activities for the three months ended March 31, 2017 totaled $2.3 million, primarily composed of net income of $4.0 million plus $6.4 million from non-cash charges including depreciation, amortization, stock compensation, and exit activities, partially offset by an investment in working capital and other net assets of $8.1 million.

During the three months ended March 31, 2018, the cash invested in working capital and other net assets of $37.5 million included a $8.9 million increase in inventory along with a $1.7 million decrease in accounts payable and a $33.3 million decrease in accrued expenses and other non-current liabilities partially offset by a $4.9 million decrease in accounts receivable and a $1.5 million decrease in other current assets and other assets. The increase in inventory is due to an increase in manufacturing activity. Accounts payable decreased due to the timing of quarter end vendor payments. The decrease in accrued expenses and other non-current liabilities of $33.3 million was largely due to the decrease in liabilities for performance based incentive plans and the timing of interest payments made on long-term debt as well as accrued customer rebate payments made during the first quarter. The decrease in accounts receivable is the result of high sales volume at the end of 2017 resulting in higher accounts receivable balances at December 31, 2017 which converted to cash during the first quarter of 2018. The decrease in total other assets is primarily due to the timing of tax payments.
Net cash provided by investing activities for the three months ended March 31, 2018 of $1.8 million primarily consisted of net proceeds of $2.8 million from the sale of property and equipment offset by capital expenditures of $1.0 million. Net cash used in investing activities for the three months ended March 31, 2017 of $10.8 million primarily consisted of $18.6 million of net cash paid for the acquisitions of Package Concierge and Nexus along with capital expenditures of $1.4 million offset by net proceeds of $9.2 million from the sale of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2018 of $0.6 million consisted of the purchase of treasury stock of $0.8 million offset by the proceeds received from the issuance of common stock of $0.2 million. Net cash used in financing activities for the three months ended March 31, 2017 of $0.9 million primarily consisted of the purchase of treasury stock.

Senior Credit Agreement and Senior Subordinated Notes
Our Senior Credit Agreement is committed through December 9, 2020. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company can request additional financing from the banks to increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of March 31, 2018, the Company is in compliance with all three covenants.

Interest rates on the revolving credit facility are based on the LIBOR plus an additional margin that ranges from 1.25% to 2.25% for LIBOR loans based on the Total Leverage Ratio. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.20% and 0.30% based on the Total Leverage Ratio and the daily average undrawn balance.
As of March 31, 2018, we had $290.3 million of availability under the Senior Credit Agreement net of outstanding letters of credit of $9.7 million. No amounts were outstanding under our revolving credit facility as of either March 31, 2018 or December 31, 2017.
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

Contractual Obligations
Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Estimates
In the current year, there have been no changes to our critical accounting estimates from those disclosed in the consolidated financial statements and accompanying notes contained in Company's Annual Report on Form 10-K for the year ended December 31, 2017, other updates to our revenue recognition policy due to the adoption of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) in the first quarter of 2018, which are discussed in Note 4 to the Company's consolidated financial statements in Part I, Item I of this Form 10-Q.

Recent Accounting Pronouncements
See Note 2 to the Company's consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations. There have been no material changes to the Company's exposure to market risk since December 31, 2017.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRA	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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
Date: May 4, 2018