Form 10-Q
period 2018-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2018-07-26
CIK 912562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 25, 2018, the number of common shares outstanding was: 31,998,477.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales	$266,036	$247,627	$481,373	$454,232
Cost of sales	195,533	185,802	362,552	343,152
Gross profit	70,503	61,825	118,821	111,080
Selling, general, and administrative expense	38,229	36,895	72,704	76,471
Income from operations	32,274	24,930	46,117	34,609
Interest expense	3,130	3,550	6,399	7,126
Other expense (income)	13	353	(572)	407
Income before taxes	29,131	21,027	40,290	27,076
Provision for income taxes	6,294	7,853	9,101	9,906
Income from continuing operations	22,837	13,174	31,189	17,170
Discontinued operations:
Loss before taxes	—	(644)	—	(644)
Benefit of income taxes	—	(239)	—	(239)
Loss from discontinued operations	—	(405)	—	(405)
Net income	$22,837	$12,769	$31,189	$16,765
Net earnings per share – Basic:
Income from continuing operations	$0.72	$0.41	$0.98	$0.54
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.72	$0.40	$0.98	$0.53
Weighted average shares outstanding -- Basic	31,862	31,709	31,824	31,698
Net earnings per share – Diluted:
Income from continuing operations	$0.70	$0.41	$0.96	$0.53
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.70	$0.40	$0.96	$0.52
Weighted average shares outstanding -- Diluted	32,553	32,183	32,498	32,219
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$22,837	$12,769	$31,189	$16,765
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,787)	1,091	(1,677)	1,770
Cumulative effect of accounting change (see Note 2)	—	—	(350)	—
Adjustment to retirement benefit liability, net of tax	(5)	(3)	(10)	(6)
Adjustment to post employment health care benefit liability, net of tax	31	30	63	59
Other comprehensive (loss) income	(1,761)	1,118	(1,974)	1,823
Total comprehensive income	$21,076	$13,887	$29,215	$18,588
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$210,743	$222,280
Accounts receivable, net	171,642	145,385
Inventories	95,694	86,372
Other current assets	11,594	8,727
Total current assets	489,673	462,764
Property, plant, and equipment, net	93,221	97,098
Goodwill	320,875	321,074
Acquired intangibles	101,554	105,768
Other assets	4,597	4,681
	$1,009,920	$991,385
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$88,547	$82,387
Accrued expenses	65,174	75,467
Billings in excess of cost	15,527	12,779
Current maturities of long-term debt	400	400
Total current liabilities	169,648	171,033
Long-term debt	209,613	209,621
Deferred income taxes	31,196	31,237
Other non-current liabilities	38,567	47,775
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 32,755 shares and 32,332 shares issued and outstanding in 2018 and 2017	327	323
Additional paid-in capital	277,307	271,957
Retained earnings	306,375	274,562
Accumulated other comprehensive loss	(6,340)	(4,366)
Cost of 767 and 615 common shares held in treasury in 2018 and 2017	(16,773)	(10,757)
Total shareholders’ equity	560,896	531,719
	$1,009,920	$991,385
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$31,189	$16,765
Loss from discontinued operations	—	(405)
Income from continuing operations	31,189	17,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,345	11,006
Stock compensation expense	4,828	3,191
Net gain on sale of assets	(52)	(39)
Exit activity recoveries, non-cash	(662)	(2,737)
Other, net	709	628
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(22,048)	(14,446)
Inventories	(14,985)	2,245
Other current assets and other assets	(2,840)	(2,174)
Accounts payable	6,064	16,962
Accrued expenses and other non-current liabilities	(16,351)	(10,086)
Net cash (used in) provided by operating activities of continuing operations	(3,803)	21,720
Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	—	(18,494)
Net proceeds from sale of property and equipment	2,929	12,778
Purchases of property, plant, and equipment	(3,704)	(3,274)
Net cash used in investing activities	(775)	(8,990)
Cash Flows from Financing Activities
Long-term debt payments	(400)	(400)
Purchase of treasury stock at market prices	(6,016)	(1,003)
Net proceeds from issuance of common stock	526	247
Net cash used in financing activities	(5,890)	(1,156)
Effect of exchange rate changes on cash	(1,069)	628
Net (decrease) increase in cash and cash equivalents	(11,537)	12,202
Cash and cash equivalents at beginning of year	222,280	170,177
Cash and cash equivalents at end of period	$210,743	$182,379
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	32,332	$323	$271,957	$274,562	$(4,366)	615	$(10,757)	$531,719
Net income	—	—	—	31,189	—	—	—	31,189
Foreign currency translation adjustment	—	—	—	—	(1,677)	—	—	(1,677)
Adjustment to retirement benefit liability, net of taxes of $(4)	—	—	—	—	(10)	—	—	(10)
Adjustment to post employment health care benefit liability, net of taxes of $25	—	—	—	—	63	—	—	63
Stock compensation expense	—	—	4,828	—	—	—	—	4,828
Cumulative effect of accounting changes (see Note 2)	—	—	—	624	(350)	—	—	274
Stock options exercised	34	—	526	—	—	—	—	526
Issuance of restricted stock	2	—	—	—	—	—	—	—
Net settlement of restricted stock units	387	4	(4)	—	—	152	(6,016)	(6,016)
Balance at June 30, 2018	32,755	$327	$277,307	$306,375	$(6,340)	767	$(16,773)	$560,896
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

The Company is currently evaluating the impact of this standard on the Company's consolidated financial statements and related disclosures, including the impact on the Company's current lease portfolio from both a lessor and lessee perspective. The adoption of this standard will primarily result in an increase in the assets and liabilities on the Company's consolidated balance sheet and related disclosures. The Company does not expect a material impact to our consolidated statement of operations as a result of the adoption.

Planned date of adoption: Q1 2019

(3)	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Trade accounts receivable	$157,944	$140,209
Costs in excess of billings	20,163	11,610
Total accounts receivables	178,107	151,819
Less allowance for doubtful accounts	(6,465)	(6,434)
Accounts receivable	$171,642	$145,385

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

Performance obligations satisfied at a point in time and significant judgments

The majority of the Company's revenue from contracts with customers is recognized when the Company transfers control of the promised product at a point in time, which is determined when the customer has legal title and the significant risks and rewards of ownership of the asset, and the Company has a present right to payment for the product. These contracts with customers include promised products, which are generally capable of being distinct and accounted for as separate performance obligations. Accordingly, the Company allocates the transaction price, which is generally the quoted price per terms of the contract and the consideration the Company excepts to receive, to each performance obligation in an amount based on an observable price of the products as the Company frequently sells these products separately in similar circumstances and to similar customers. These products are generally sold with rights of return and these contracts may provide other credits or incentives, which are accounted for as variable consideration. Variable consideration is estimated at the most likely amount to predict the consideration to which the Company will be entitled, and only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal when estimating the amount of revenue to recognize. Sales returns, allowances, and customer incentives, including rebates, are treated as reductions to the sales transaction price and based largely on an assessment of all information (i.e., historical, current and forecasted) that is reasonably available to the Company, and estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

Performance obligations satisfied over time and significant judgments

For contracts with customers which the Company satisfies a promise to the customer to construct a certain asset that the customer controls as it is being created or enhanced, or a promise to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment, the Company satisfies the performance obligation and recognizes revenue over time. For the contracts to construct a certain asset, the Company determines that the customer controls the asset while it is being constructed. For the contracts for products that have no alternative use and for which the Company has enforceable right to payment, the Company identifies these products as products that are not a standard inventory item or the Company cannot readily direct the product to another customer or use without incurring a significant economic loss, or significant costs to rework the product.

When the promised products and services are to construct a certain asset that the customer controls, the entire contract is accounted for as one performance obligation. The Company determines the transaction price for each contract based on the consideration the Company expects to receive for the promised products and services under the entire contract, which is generally the stated contract price based on an expected cost plus a margin approach.

When the promised products do not have an alternative use to the Company, and the Company has enforceable rights to payment, the transaction price is determined for each contract based on the consideration the Company expects to receive for the promised products under the contract and is generally the stated contract price based on an expected cost plus a margin approach for each performance obligation. These promised products are generally capable of being distinct and accounted for as separate performance obligations.

For the above contracts with customers with respect to which the Company satisfies a performance obligation over time, the Company recognizes revenue based on the extent of progress towards completion of the performance obligation. The cost-to-cost measure of progress best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contract as the incurred costs are proportionate to the Company's progress in satisfying the performance obligation. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recognized proportionally as costs are incurred. Costs to fulfill a contract include all direct costs related to contract performance. Selling and administrative expenses are charged to operations as incurred. Provision for loss on an uncompleted performance obligation is recognized in the period in which such loss is determined.

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

The Company also recognizes revenues from services contracts over time. For these contracts, the transaction price is determined for each contract based on the consideration the Company expects to receive for the promised service under the contract, which generally is the stated contract price. In order to estimate the standalone selling price of the performance obligation, the Company evaluates the market in which the promised service is sold and estimates the price that customers in the market would be willing to pay. Further, the Company recognizes revenue over time during the term of the agreement as the customer is simultaneously receiving and consuming the benefits provided throughout the Company's performance. Therefore due to control transferring over time, the Company recognizes revenue on a straight-line basis throughout the contract period.

Remaining performance obligations

As of June 30, 2018, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less. Therefore, any remaining performance obligations are not required to be disclosed.

Contract assets

Contract assets consist of costs in excess of billings. Costs in excess of billings includes unbilled amounts resulting from revenues under contracts with customers that are satisfied over time and when the cost-to-cost measurement method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Costs in excess of billings are classified as current assets and are reported net of contract billings on a contract-by-contract basis at the end of each reporting period.

Contract liabilities

Contract liabilities consist of billings in excess of cost. Billings in excess of cost includes billings in excess of revenue recognized and deferred revenue, which includes advanced payments, up-front payments, and progress billing payments. Billings in excess of cost are reported net of contract cost on a contract-by-contract basis at the end of each reporting period and are classified as current liabilities. To determine the revenue recognized in the period from the beginning balance of billings in excess of cost, the contract liability as of the beginning of the period is recognized as revenue on a contract by contract basis when the Company incurs costs to satisfy the performance obligation related to the individual contract. Once the beginning contract liability balance for an individual contract has been fully recognized as revenue, any additional payments received in the period are recognized as revenue once the related costs have been incurred.

Costs to obtain a contract with a customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. As of June 30, 2018, the Company does not have any open contracts with an original expected duration of greater than one year, and therefore, we expense such costs as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

Contract assets and contract liabilities

The Company's contract assets and contract liabilities consist of costs in excess of billings and billings in excess of cost, respectively. The following table presents the beginning and ending balances and significant changes in the costs in excess of billings and billings in excess of cost balance during the three months ended June 30, 2018:

	Costs in Excess of Billings	Billings in Excess of Cost
Beginning balance, January 1, 2018 (1)	$16,532	$(12,779)
Reclassification of the beginning balances of:
Costs in excess of billings to receivables	(14,950)	—
Billings in excess of cost to revenue	—	9,044
Costs in excess of billings recognized, net of reclassification to receivables	18,581	—
Net billings in advance and cash payments not recognized as revenue	—	(11,792)
Ending balance, June 30, 2018	$20,163	$(15,527)

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

Transition disclosures

On January 1, 2018, the Company adopted the accounting standard ASC 606, Revenue from Contracts with Customers, only for contracts that were not completed at the date of initial application using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for that period. The Company does not expect the adoption of this standard to have a material impact to the Company's net income on an ongoing basis.

A majority of the Company's revenues continue to be recognized when products are shipped or service is provided and the customer takes ownership and assumes the risk of loss. For certain custom fabricated products for which there is no alternative use and the Company has enforceable rights to payment for performance to date where revenue was previously recognized upon transfer of title and risk of loss, the Company now recognizes revenue as the Company satisfies its performance over time in accordance with ASC 606.

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

(1) The balance presented at December 31, 2017 for "Costs in excess of billings" represents the balance reported in Note 2 of the Company's annual report on Form 10-K for the year ended December 31, 2017. This balance was included within the total balance of "Accounts receivable, net" presented on the Company's Consolidated Balance Sheet on Form 10-K as of December 31, 2017. Due to the adoption of ASC 606 effective January 1, 2018, the Company recorded a transition adjustment to the opening balance of "Costs in excess of billings" at January 1, 2018 that is included in the "Accounts receivable, net" line item presented on the Company's Consolidated Balance Sheet and disclosed in Note 3 of this Form 10-Q for the six months ended June 30, 2018.

In accordance with ASC 606, the disclosure of the impact of adoption on the Company's consolidated statement of operations and balance sheet for the period ended June 30, 2018 is as follows (in thousands):

Consolidated Statement of Operations
	Three Months Ended June 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)

Net sales	$266,036	$265,752	$284
Cost of sales	195,533	195,581	(48)
Gross profit	70,503	70,171	332
Provision for income taxes	6,294	6,201	93
Net income	$22,837	$22,598	$239

Consolidated Statement of Operations
	Six Months Ended June 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)

Net sales	$481,373	$479,121	$2,252
Cost of sales	362,552	361,161	1,391
Gross profit	118,821	117,960	861
Provision for income taxes	9,101	8,859	242
Net income	$31,189	$30,570	$619

Consolidated Balance Sheet
	June 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)
Assets
Accounts receivable, net	$171,642	$164,359	$7,283
Inventories	95,694	101,915	(6,221)
Total current assets	489,673	488,611	1,062
Total assets	1,009,920	1,008,858	1,062

Liabilities
Accrued expenses	65,174	65,005	169
Total current liabilities	169,648	169,479	169

Shareholders' equity
Retained earnings	306,375	305,482	893
Total shareholders' equity	560,896	560,003	893
Total liabilities and shareholders' equity	$1,009,920	$1,008,858	$1,062

(5)	INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw material	$52,835	$42,661
Work-in-process	7,640	10,598
Finished goods	35,219	33,113
Total inventories	$95,694	$86,372

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

The acquisition of Package Concierge was funded from available cash on hand. The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general and administrative expenses in the consolidated statements of operations. Acquisition-related costs were $13 thousand and $115 thousand for the three and six months ended June 30, 2017, respectively.

(7)	GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy & Conservation	Total
Balance at December 31, 2017	$198,075	$54,280	$68,719	$321,074
Foreign currency translation	—	(269)	70	(199)
Balance at June 30, 2018	$198,075	$54,011	$68,789	$320,875

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$45,117	$—	$45,107	$—	Indefinite
Finite-lived intangible assets:
Trademarks	5,830	3,273	5,876	3,062	5 to 15 Years
Unpatented technology	28,107	12,948	28,107	12,033	5 to 20 Years
Customer relationships	80,725	42,571	80,707	39,652	5 to 17 Years
Non-compete agreements	1,649	1,082	1,649	931	4 to 10 Years
	116,311	59,874	116,339	55,678
Total acquired intangible assets	$161,428	$59,874	$161,446	$55,678

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense	$2,148	$2,230	$4,287	$4,392

Amortization expense related to acquired intangible assets for the remainder of fiscal 2018 and the next five years thereafter is estimated as follows (in thousands):

	2018	2019	2020	2021	2022	2023
Amortization expense	$4,048	$7,653	$7,141	$6,538	$6,126	$5,587

(8)	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	2,000	2,400
Less unamortized debt issuance costs	(1,987)	(2,379)
Total debt	210,013	210,021
Less current maturities	400	400
Total long-term debt	$209,613	$209,621
The Company's Fifth Amended and Restated Credit Agreement dated December 9, 2015 (the "Senior Credit Agreement") was amended to convert our secured asset based credit facility into a secured cash flow revolver, and terminates on December 9, 2020.
The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company has the option to request additional financing from the banks to either increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million. The Senior Credit Agreement contains three financial covenants. As of June 30, 2018, the Company is in compliance with all three covenants.
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
Standby letters of credit of $9.7 million have been issued under the Senior Credit Agreement on behalf of the Company as of June 30, 2018. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of June 30, 2018, the Company had $290.3 million of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at June 30, 2018 and December 31, 2017.
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

(9)	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The cumulative balance of each component of accumulated other comprehensive loss, net of tax, is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(2,698)	$171	$(2,809)	$(5,336)	$(970)	$(4,366)
Cumulative effect of accounting change (see Note 2)	—	15	(365)	(350)	—	(350)
Minimum pension and post retirement health care plan adjustments	—	(14)	88	74	21	53
Foreign currency translation adjustment	(1,677)	—	—	(1,677)	—	(1,677)
Balance at June 30, 2018	$(4,375)	$172	$(3,086)	$(7,289)	$(949)	$(6,340)

The realized adjustments relating to the Company’s minimum pension liability and post retirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of operations.

(10)	EQUITY-BASED COMPENSATION
On May 4, 2018, the shareholders of the Company approved the adoption of the Gibraltar Industries, Inc. 2018 Equity Incentive Plan (the "2018 Plan"). The 2018 Plan provides for the issuance of up to 1,000,000 shares of common stock and supplements the remaining shares available for issuance under the existing Gibraltar Industries, Inc. 2015 Equity Incentive Plan (the "2015 Plan"). Both the 2018 Plan and the 2015 Plan allow the Company to grant equity-based incentive compensation awards, in the form of non-qualified options, restricted shares, restricted stock units, performance shares, performance stock units, and stock rights, to eligible participants.
In 2016, the shareholders of the Company approved the adoption of the Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors ("Non-Employee Directors Plan") which allows the Company to grant awards of shares of the Company's common stock to non-employee Directors of the Company and permits the Directors to defer receipt of such shares pursuant to the terms of the Non-Employee Directors Plan.

Equity Based Awards - Settled in Stock
The following table sets forth the number of equity-based awards granted during the six months ended June 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2018		2017
Awards	Number of Awards (1)	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units	132,288	$33.35	108,748	$42.72
Restricted stock units	69,055	$33.41	74,292	$42.39
Options	—	$—	25,000	$42.35
Deferred stock units	10,255	$35.96	10,170	$34.42
Common shares	2,113	$35.50	2,034	$34.42
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
Equity Based Awards - Settled in Cash
The Company's equity-based liabilities include performance based stock units settled in cash and a management stock purchase plan. As of June 30, 2018, the Company's total share-based liabilities recorded on the consolidated balance sheet were $34.5 million, of which $21.3 million was included in non-current liabilities.

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

The following table summarizes the compensation expense recognized for the PSUs, which will convert to cash, for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PSUs compensation expense	$902	$341	$1,608	$2,078

Management Stock Purchase Plan
The Management Stock Purchase Plan ("MSPP") provides participants the ability to defer a portion of their compensation or Directors’ fees, which deferral is converted to restricted stock units, and credited to an account. Employees eligible to defer a portion of their compensation also receive a company-matching award in restricted stock units equal to a percentage of their deferral. Directors do not receive any company-matching on amounts deferred. The account represents a share-based liability that is converted to and settled in cash payable to participants upon retirement or a termination of their service to the Company.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the six months ended June 30,

	2018	2017
Restricted stock units credited	69,514	88,344
Share-based liabilities paid (in thousands)	$4,717	$2,353

(11)	FAIR VALUE MEASUREMENTS

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
The Company had no financial assets or liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017. The Company’s only financial instrument for which the carrying value differs from its fair value is long-term debt. At June 30, 2018 and December 31, 2017, the fair value of outstanding debt net of unamortized debt issuance costs was $211.8 million and $213.8 million, respectively, compared to its carrying value of $210.0 million and $210.0 million, respectively.  The fair value of the Company’s 6.25% Notes is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices adjusted for unamortized debt issuance costs.

(12)	DISCONTINUED OPERATIONS

For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. As of June 30, 2018, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of these claims, or other claims, would significantly affect the Company's financial condition or results of operation.

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

Exit activity costs were incurred during the six months ended June 30, 2018 which related to contract terminations, severance, and other moving and closing costs. The Company closed 1 facility during the first half of 2018 as a result of these initiatives. In addition, the Company sold and leased back a facility which resulted in a gain, which was partially offset by inventory impairment charges incurred for discontinued products.

During the six months ended June 30, 2017, the Company incurred asset impairment charges and exit activity costs resulting from the above initiatives. Also, as a result of these initiatives, the Company closed three facilities during the first half of 2017.

The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three and six months ended June 30, related to the restructuring activities described above (in thousands):

	Three months ended June 30,
	2018			2017
	Inventory write-downs &/or asset impairment charges	Exit activity (recoveries) costs, net	Total	Inventory write-downs &/or asset impairment recoveries	Exit activity costs	Total
Residential Products	$—	$(29)	$(29)	$(126)	$207	$81
Industrial & Infrastructure Products	—	(28)	(28)	(1,694)	315	(1,379)
Renewable Energy & Conservation	65	(68)	(3)	—	1,369	1,369
Corporate	—	223	223	—	135	135
Total exit activity costs & asset impairments	$65	$98	$163	$(1,820)	$2,026	$206

	Six months ended June 30,
	2018			2017
	Inventory write-downs &/or asset impairment (recoveries) charges, net	Exit activity (recoveries) costs, net	Total	Inventory write-downs &/or asset impairment recoveries	Exit activity costs	Total
Residential Products	$(43)	$(152)	$(195)	$(147)	$392	$245
Industrial & Infrastructure Products	(703)	190	(513)	(2,590)	2,971	381
Renewable Energy & Conservation	84	49	133	—	2,419	2,419
Corporate	—	267	267	—	163	163
Total exit activity costs & asset impairments	$(662)	$354	$(308)	$(2,737)	$5,945	$3,208

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the consolidated statement of operations for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$(193)	$(1,472)	$(156)	$(478)
Selling, general, and administrative expense (recoveries)	356	1,678	(152)	3,686
Net asset impairment and exit activity charges (recoveries)	$163	$206	$(308)	$3,208

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2018	2017
Balance at January 1	$961	$3,744
Exit activity costs recognized	354	5,945
Cash payments	(1,256)	(8,288)
Balance at June 30	$59	$1,401

(14)	INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and six months ended June 30, and the applicable effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provision for income taxes	$6,294	$7,853	$9,101	$9,906
Effective tax rate	21.6%	37.3%	22.6%	36.6%
The change in the effective tax rate year over year is primarily due to the reduction in the U.S. federal statutory tax rate from 35% to 21%. The effective tax rate for the three and six months ended June 30, 2018 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items, including a $1.9 million tax benefit related to performance share unit vesting. The effective tax rate for the three and six months ended June 30, 2017 was greater than the U.S. federal statutory rate of 35% due to state taxes and $2.0 million of pretax losses generated by the European residential solar racking business for which no tax benefit had been recorded as such benefit is not expected to be realizable, partially offset by net deductible permanent differences and favorable discrete items.

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was signed into law. On this day, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to the one-time transition tax, withholding tax and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As there is some uncertainty around the grandfathering provisions related to performance-based executive compensation, we have not included a provisional amount for deferred tax assets related to performance-based executive compensation as we believe that all of our plans are grandfathered. Our preliminary estimate of the one-time transition tax and the re-measurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Reform Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns, U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Reform Act may require further adjustments and changes in our estimates.

During the six month period ended June 30, 2018, the Company recognized an adjustment to the provisional amounts recorded at December 31, 2017. The following table sets forth the components of the adjustment which were recorded in income tax expense from continuing operations during six month period ended June 30, 2018, (in thousands):

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

The Company has elected to account for global intangible low-taxed income ("GILTI") tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017, or during the three and six months ended June 30, 2018. Based upon our interpretation, the impact of GILTI on our current annual effective tax increased the rate by 0.6%. If future guidance differs from our interpretations, this amount may change.

The final determination of the one-time transition tax and the re-measurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Reform Act.

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

(15)    EARNINGS PER SHARE

Basic earnings and diluted weighted-average shares outstanding are as follows for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$22,837	$13,174	$31,189	$17,170
Loss from discontinued operations	—	(405)	—	(405)
Net income available to common shareholders	$22,837	$12,769	$31,189	$16,765
Denominator for basic earnings per share:
Weighted average shares outstanding	31,862	31,709	31,824	31,698
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,862	31,709	31,824	31,698
Common stock options and restricted stock	691	474	674	521
Weighted average shares and conversions	32,553	32,183	32,498	32,219
The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards, aggregating to 377,000 and 556,000 for the three months ended June 30, 2018 and 2017, respectively, and 368,000 and 541,000 for the six months ended June 30, 2018 and 2017, respectively.

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
The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Residential Products	$131,128	$127,252	$235,076	$231,803
Industrial and Infrastructure Products	61,561	57,926	116,185	108,644
Less: Intersegment sales	(368)	(314)	(589)	(770)
Net Industrial and Infrastructure Products	61,193	57,612	115,596	107,874
Renewable Energy and Conservation	73,715	62,763	130,701	114,555
Total consolidated net sales	$266,036	$247,627	$481,373	$454,232

Income from operations:
Residential Products	$24,196	$22,579	$37,434	$38,220
Industrial and Infrastructure Products	6,604	3,397	9,206	3,360
Renewable Energy and Conservation	9,556	3,492	13,618	6,832
Unallocated Corporate Expenses	(8,082)	(4,538)	(14,141)	(13,803)
Total income from operations	$32,274	$24,930	$46,117	$34,609

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2018
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$130,958	$51,428	$8,724	$191,110
Over Time	170	9,765	64,991	74,926
Total	$131,128	$61,193	$73,715	$266,036

	Three Months Ended June 30, 2017
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$127,252	$57,612	$5,383	$190,247
Over Time	—	—	57,380	57,380
Total	$127,252	$57,612	$62,763	$247,627

	Six Months Ended June 30, 2018
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$233,842	$97,971	$14,344	$346,157
Over Time	1,234	17,625	116,357	135,216
Total	$235,076	$115,596	$130,701	$481,373

	Six Months Ended June 30, 2017
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$231,803	$107,874	$11,176	$350,853
Over Time	—	—	103,379	103,379
Total	$231,803	$107,874	$114,555	$454,232

(17)	SUPPLEMENTAL FINANCIAL INFORMATION

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$256,487	$14,194	$(4,645)	$266,036
Cost of sales	—	189,082	10,891	(4,440)	195,533
Gross profit	—	67,405	3,303	(205)	70,503
Selling, general, and administrative expense	36	36,449	1,744	—	38,229
(Loss) income from operations	(36)	30,956	1,559	(205)	32,274
Interest expense (income)	3,402	(213)	(59)	—	3,130
Other expense (income)	—	111	(98)	—	13
(Loss) income before taxes	(3,438)	31,058	1,716	(205)	29,131
(Benefit of) provision for income taxes	(962)	6,874	382	—	6,294
Equity in earnings from subsidiaries	25,518	1,334	—	(26,852)	—
Net income	$23,042	$25,518	$1,334	$(27,057)	$22,837

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$460,954	$26,524	$(6,105)	$481,373
Cost of sales	—	347,666	20,649	(5,763)	362,552
Gross profit	—	113,288	5,875	(342)	118,821
Selling, general, and administrative expense	80	69,173	3,451	—	72,704
(Loss) income from operations	(80)	44,115	2,424	(342)	46,117
Interest expense (income)	6,804	(297)	(108)	—	6,399
Other expense (income)	—	139	(711)	—	(572)
(Loss) income before taxes	(6,884)	44,273	3,243	(342)	40,290
(Benefit of) provision for income taxes	(1,927)	10,209	819	—	9,101
Equity in earnings from subsidiaries	36,488	2,424	—	(38,912)	—
Net income	$31,531	$36,488	$2,424	$(39,254)	$31,189

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$23,042	$25,518	$1,334	$(27,057)	$22,837
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(1,787)	—	(1,787)
Adjustment to retirement benefit liability, net of tax	—	(5)	—	—	(5)
Adjustment to post employment health care benefit liability, net of tax	—	31	—	—	31
Other comprehensive income (loss)	—	26	(1,787)	—	(1,761)
Total comprehensive income (loss)	$23,042	$25,544	$(453)	$(27,057)	$21,076

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$31,531	$36,488	$2,424	$(39,254)	$31,189
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(1,677)	—	(1,677)
Cumulative effect of change in accounting (see Note 2)	—	(350)	—	—	(350)
Adjustment to retirement benefit liability, net of tax	—	(10)	—	—	(10)
Adjustment to post employment health care benefit liability, net of tax	—	63	—	—	63
Other comprehensive loss	—	(297)	(1,677)	—	(1,974)
Total comprehensive income	$31,531	$36,191	$747	$(39,254)	$29,215

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
JUNE 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$181,879	$28,864	$—	$210,743
Accounts receivable, net	—	164,357	7,285	—	171,642
Intercompany balances	(1,220)	4,505	(3,285)	—	—
Inventories	—	91,611	4,083	—	95,694
Other current assets	1,975	5,708	3,911	—	11,594
Total current assets	755	448,060	40,858	—	489,673
Property, plant, and equipment, net	—	90,333	2,888	—	93,221
Goodwill	—	298,258	22,617	—	320,875
Acquired intangibles	—	93,367	8,187	—	101,554
Other assets	—	4,597	—	—	4,597
Investment in subsidiaries	774,373	62,074	—	(836,447)	—
	$775,128	$996,689	$74,550	$(836,447)	$1,009,920
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$84,166	$4,381	$—	$88,547
Accrued expenses	5,469	56,377	3,328	—	65,174
Billings in excess of cost	—	13,028	2,499		15,527
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	5,469	153,971	10,208	—	169,648
Long-term debt	208,763	850	—	—	209,613
Deferred income taxes	—	28,928	2,268	—	31,196
Other non-current liabilities	—	38,567	—	—	38,567
Shareholders’ equity	560,896	774,373	62,074	(836,447)	560,896
	$775,128	$996,689	$74,550	$(836,447)	$1,009,920

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(6,643)	$884	$1,956	$—	$(3,803)
Cash Flows from Investing Activities
Net proceeds from sale of property and equipment	—	2,864	65	—	2,929
Purchases of property, plant, and equipment	—	(3,564)	(140)	—	(3,704)
Net cash used in investing activities	—	(700)	(75)	—	(775)
Cash Flows from Financing Activities
Long-term debt payments	—	(400)	—	—	(400)
Purchase of treasury stock at market prices	(6,016)	—	—	—	(6,016)
Net proceeds from issuance of common stock	526	—	—	—	526
Intercompany financing	12,133	(10,509)	(1,624)	—	—
Net cash provided by (used in) financing activities	6,643	(10,909)	(1,624)	—	(5,890)
Effect of exchange rate changes on cash	—	—	(1,069)	—	(1,069)
Net decrease in cash and cash equivalents	—	(10,725)	(812)	—	(11,537)
Cash and cash equivalents at beginning of year	—	192,604	29,676	—	222,280
Cash and cash equivalents at end of period	$—	$181,879	$28,864	$—	$210,743

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
Our Industrial and Infrastructure Products segment focuses on a variety of markets including industrial and commercial construction, highway and bridge construction, automotive, airports and energy and power generation markets with products including perimeter security, expanded and perforated metal, plank grating, architectural facades, as well as, expansion joints and structural bearings for roadways and bridges. This segment sells its products through steel fabricators and distributors, commercial and transportation contractors, and original equipment manufacturers.
Our Renewable Energy and Conservation segment focuses on the design, engineering, manufacturing and installation of solar racking systems and commercial, institutional, and retail greenhouse structures. This segment's services and products are provided directly to developers, power companies, solar energy contractors, and institutional and commercial growers of plants.
As of June 30, 2018, we operated 41 facilities, comprised of 29 manufacturing facilities, six distribution centers, and six offices, which are located in 17 states, Canada, China, and Japan. These facilities give us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution primarily throughout North America and, to a lesser extent, Asia.

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
Overall, we believe our business strategy has enabled us to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns. We have and expect to continue to restructure our operations, including consolidation of facilities, reducing overhead costs, and controlling investments in inventory, which enables us to better react to fluctuations in commodity costs and customer demand and has contributed to both improved margins and cash flows.
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

Economic Conditions
The end markets our businesses serve are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, commodity costs, demand for residential construction, demand for repair and remodeling, governmental policies and funding, tax policies and incentives, tariffs, trade policies, the level of non-residential construction and infrastructure projects, need for protection of high value assets, demand for renewable energy sources, and climate change. We believe the key elements of our strategy will allow us to respond timely to changes in these factors.
Results of Operations
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
The following table sets forth selected data from our consolidated statements of operations and the related percentage of net sales for the three months ended June 30, (in thousands):

	2018		2017
Net sales	$266,036	100.0%	$247,627	100.0%
Cost of sales	195,533	73.5%	185,802	75.0%
Gross profit	70,503	26.5%	61,825	25.0%
Selling, general, and administrative expense	38,229	14.4%	36,895	14.9%
Income from operations	32,274	12.1%	24,930	10.1%
Interest expense	3,130	1.1%	3,550	1.4%
Other expense	13	0.0%	353	0.2%
Income before taxes	29,131	11.0%	21,027	8.5%
Provision for income taxes	6,294	2.4%	7,853	3.2%
Income from continuing operations	22,837	8.6%	13,174	5.3%
Loss from discontinued operations	—	0.0%	(405)	(0.1)%
Net income	$22,837	8.6%	$12,769	5.2%
The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

	2018	2017	Total Change
Net sales:
Residential Products	$131,128	$127,252	$3,876
Industrial and Infrastructure Products	61,561	57,926	3,635
Less: Intersegment sales	(368)	(314)	(54)
Net Industrial and Infrastructure Products	61,193	57,612	3,581
Renewable Energy and Conservation	73,715	62,763	10,952
Consolidated	$266,036	$247,627	$18,409

Consolidated net sales increased by $18.4 million, or 7.4%, to $266.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The 7.4% increase was driven by higher sales across our three reportable segments, led by our Renewable Energy and Conservation segment, the result of a 4.3% increase in pricing to customers, along with a 3.1% increase in volume.

Net sales in our Residential Products segment increased 3.1%, or $3.9 million to $131.1 million for the three months ended June 30, 2018 compared to $127.3 million for the three months ended June 30, 2017. The increase over the prior year quarter was primarily driven by pricing actions.

Net sales in our Industrial and Infrastructure Products segment increased 6.2%, or $3.6 million to $61.2 million for the three months ended June 30, 2018 compared to $57.6 million for the three months ended June 30, 2017. Contributions from new innovative industrial products along with pricing actions drove the increased revenues as compared to the prior year.
Net sales in our Renewable Energy and Conservation segment increased 17.5%, or $11.0 million to $73.7 million for the three months ended June 30, 2018 compared to $62.8 million for the three months ended June 30, 2017. The increase was the result of strong demand in both our domestic renewable energy and conservation markets and continued traction of innovative products.
Our consolidated gross margin increased to 26.5% for the three months ended June 30, 2018 compared to 25.0% for the three months ended June 30, 2017. This increase was the result of higher-margin product mix, 80/20 profit improvement initiatives, and contributions from our new innovative products.
Selling, general, and administrative (SG&A) expenses increased by $1.3 million, or 3.6%, to $38.2 million for the three months ended June 30, 2018 from $36.9 million for the three months ended June 30, 2017. The $1.3 million increase was the net result of $3.1 million of higher performance-based compensation expenses, partially offset by a $1.5 million decrease in restructuring charges relating to our 80/20 initiatives, as compared to the prior year quarter. The higher performance-based compensation costs are the result of improvements in return on invested capital year over year and an increasing average stock price in 2018. SG&A expenses as a percentage of net sales decreased to 14.4% for the three months ended June 30, 2018 compared to 14.9% for the three months ended June 30, 2017.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

	2018		2017		Total Change
Income from operations:
Residential Products	$24,196	18.5%	$22,579	17.7%	$1,617
Industrial and Infrastructure Products	6,604	10.8%	3,397	5.9%	3,207
Renewable Energy and Conservation	9,556	13.0%	3,492	5.6%	6,064
Unallocated Corporate Expenses	(8,082)	(3.0)%	(4,538)	(1.8)%	(3,544)
Consolidated income from operations	$32,274	12.1%	$24,930	10.1%	$7,344
Our Residential Products segment generated an operating margin of 18.5% during the three months ended June 30, 2018 compared to 17.7% during the three months ended June 30, 2017. The increase in operating margin is due to the effects of product mix and improved raw material costs recovery through pricing actions.
Our Industrial and Infrastructure Products segment generated an operating margin of 10.8% during the three months ended June 30, 2018 compared to 5.9% during the three months ended June 30, 2017. The improvement was the result of operational efficiencies resulting from the Company's 80/20 initiatives along with higher demand for our innovative products, and improved raw material costs recovery through pricing actions.
The Renewable Energy and Conservation segment generated an operating margin of 13.0% in the current year quarter compared to 5.6% in the prior year quarter. The improvement was primarily the result of higher-margin product mix and operational improvements from our 80/20 initiatives along with costs incurred in the comparable prior-year quarter for these initiatives.

Unallocated corporate expenses increased $3.5 million from $4.5 million during the three months ended June 30, 2017 to $8.1 million during the three months ended June 30, 2018. This increase from the prior year quarter was largely due to a $3.5 million increase in performance-based compensation expenses, the result of improvements in return on invested capital year over year and increasing average stock price in 2018.
Other expense, net of other income for the three months ended June 30, 2018 was negligible. The Company recorded other expense of $0.4 million for the three months ended June 30, 2017. The decrease in other expense from the prior year quarter was primarily the result of foreign currency fluctuations.

Interest expense decreased by $0.4 million to $3.1 million for the three months ended June 30, 2018 compared to $3.6 million for the three months ended June 30, 2017. During the three months ended June 30, 2018 and 2017, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $6.3 million and $7.9 million, with effective tax rates of 21.6% and 37.3% for the three months ended June 30, 2018, and 2017, respectively. The change in the effective tax rate year over year is primarily due to the reduction in U.S. federal statutory tax rate from 35% to 21%. The effective tax rate for the second quarter of 2018 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences largely offset by favorable discrete items, including a $1.9 million tax benefit related to performance share unit vesting. The effective tax rate for the second quarter of 2017 exceeded the U.S. federal statutory rate of 35% due to state taxes and $2.0 million of pretax losses generated by the European residential solar racking business for which no tax benefit had been recorded as such benefit is not expected to be realizable, partially offset by net deductible permanent differences and favorable discrete items.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table sets forth selected data from our statements of operations and the related percentage of net sales for the six months ended June 30, (in thousands):

	2018		2017
Net sales	$481,373	100.0%	$454,232	100.0%
Cost of sales	362,552	75.3%	343,152	75.5%
Gross profit	118,821	24.7%	111,080	24.5%
Selling, general, and administrative expense	72,704	15.1%	76,471	16.9%
Income from operations	46,117	9.6%	34,609	7.6%
Interest expense	6,399	1.3%	7,126	1.5%
Other (income) expense	(572)	(0.1)%	407	0.1%
Income before taxes	40,290	8.4%	27,076	6.0%
Provision for income taxes	9,101	1.9%	9,906	2.2%
Income from continuing operations	31,189	6.5%	17,170	3.8%
Loss from discontinued operations	—	0.0%	(405)	(0.1)%
Net income	$31,189	6.5%	$16,765	3.7%

The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30, (in thousands):

	2018	2017	Total Change
Net sales:
Residential Products	$235,076	$231,803	$3,273
Industrial and Infrastructure Products	116,185	108,644	7,541
Less: Intersegment sales	(589)	(770)	181
Net Industrial and Infrastructure Products	115,596	107,874	7,722
Renewable Energy and Conservation	$130,701	$114,555	16,146
Consolidated	$481,373	$454,232	$27,141

Consolidated net sales increased by $27.1 million, or 6.0%, to $481.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The 6.0% increase was driven by higher sales across our three reportable segments, the result of a 3.4% increase in pricing to customers, along with a 2.4% increase in volume.

Net sales in our Residential Products segment increased 1.4%, or $3.3 million to $235.1 million for the six months ended June 30, 2018 compared to $231.8 million in the six months ended June 30, 2017. The increase over the prior year was largely driven by pricing actions.

Net sales in our Industrial and Infrastructure Products segment increased 7.1%, or $7.7 million to $115.6 million for the six months ended June 30, 2018 compared to $107.9 million for the six months ended June 30, 2017. Contributions from new innovative industrial products along with pricing actions drove the increased revenues.

Net sales in our Renewable Energy and Conservation segment increased 14.1%, or $16.1 million to $130.7 million for the six months ended June 30, 2018 compared to $114.6 million for the six months ended June 30, 2017. The increase was the result of strong demand in both our domestic renewable energy and conservation markets and continued traction of innovative products.

Our consolidated gross margin increased to 24.7% for the six months ended June 30, 2018 compared to 24.5% for the six months ended June 30, 2017. This increase was the result of higher-margin product mix, 80/20 profit improvement initiatives, and contributions from our new innovative products.

Selling, general, and administrative (SG&A) expenses decreased by $3.8 million, or 4.9%, to $72.7 million for the six months ended June 30, 2018 from $76.5 million for the six months ended June 30, 2017. The $3.8 million decrease was primarily due to a $4.0 million decrease in restructuring charges related to our 80/20 initiatives, partially offset by a $0.6 million increase in performance-based compensation expenses. SG&A expenses as a percentage of net sales decreased to 15.1% in the six months ended June 30, 2018 compared to 16.9% in the six months ended June 30, 2017.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

	2018		2017		Total Change
Income from operations:
Residential Products	$37,434	15.9%	$38,220	16.5%	$(786)
Industrial and Infrastructure Products	9,206	8.0%	3,360	3.1%	5,846
Renewable Energy and Conservation	13,618	10.4%	6,832	6.0%	6,786
Unallocated Corporate Expenses	(14,141)	(2.9)%	(13,803)	(3.0)%	(338)
Consolidated income from operations	$46,117	9.6%	$34,609	7.6%	$11,508

Our Residential Products segment generated an operating margin of 15.9% during the six months ended June 30, 2018 compared to 16.5% during the six months ended June 30, 2017. The decrease in operating margin is due to the effects of product mix, partially offset by a more favorable alignment of material costs to customer selling prices.

Our Industrial and Infrastructure Products segment generated an operating margin of 8.0% during the six months ended June 30, 2018 compared to 3.1% during the six months ended June 30, 2017. The improvement was largely the result of operational efficiencies resulting from the Company's 80/20 initiatives along with higher demand for our innovative products, and improved raw material costs recovery through pricing actions.

The Renewable Energy and Conservation segment generated an operating margin of 10.4% during the first half of the current year compared to 6.0% in the same period of the prior year. The improvement was primarily the result of higher-margin product mix, and operational improvements from our 80/20 initiatives along with costs incurred in the comparable prior-year period for these initiatives.

Unallocated corporate expenses increased $0.3 million from $13.8 million during the six months ended June 30, 2017 to $14.1 million during the six months ended June 30, 2018. The largest contributor to the higher expenses in the current year was the increase in performance-based compensation expenses.

The Company recorded other income of $0.6 million for the six months ended June 30, 2018 and other expense of $0.4 million for the six months ended June 30, 2017. The increase in other income from the prior year was primarily the result of foreign currency fluctuations.

Interest expense decreased by $0.7 million to $6.4 million for the six months ended June 30, 2018 compared to $7.1 million for the six months ended June 30, 2017. During the six months ended June 30, 2018 and 2017, no amounts were outstanding under our revolving credit facility.

We recognized a provision for income taxes of $9.1 million and $9.9 million, with effective tax rates of 22.6% and 36.6% for the six months ended June 30, 2018, and 2017, respectively. The change in the effective tax rate year over year is primarily due to the reduction in U.S. federal statutory tax rate from 35% to 21%. The effective tax rate for the six months ended June 30, 2018 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items, including a $1.9 million tax benefit related to performance share unit vesting. The effective tax rate for the six months ended June 30, 2017 exceeded the U.S. federal statutory rate of 35% due to state taxes and $2.0 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded as such benefit is not expected to be realizable, partially offset by net deductible permanent differences and favorable discrete items.
Outlook

For 2018, we expect our innovative projects to continue to gain traction across all of our reporting segments. At the same time, we are cautious about the domestic and global volatility and competitive pressures related to the impact of tariffs. In addition, we expect higher development costs as we continue to execute on our new product initiatives. Our goals for 2018 are to drive sustainable organic growth through the acceleration of new product development initiatives, implement 80/20 simplification projects, and seek value-added acquisitions in attractive end markets.

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

For the third quarter of 2018, the Company is expecting revenue in the range of $285 million to $295 million as a result continued traction from innovative products. GAAP EPS for the third quarter 2018 are expected to be between $0.54 and $0.61 per diluted share.

Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations' working capital and capital improvements and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. During the three months ended June 30, 2018, we invested cash in our working capital to meet the upcoming higher seasonal demands from our customers as noted below in “Cash Flows.”

On December 9, 2015, we entered into the Company's Fifth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $300 million revolving credit facility and provides the Company with access to capital and improved financial flexibility. As of June 30, 2018, our liquidity of $501.0 million consisted of $210.7 million of cash plus $290.3 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and larger acquisitions may require additional borrowings and/or the issuance of our common stock.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2018, our foreign subsidiaries held $28.9 million of cash in U.S. dollars. As a result of the Tax Cuts and Jobs Act ("Tax Reform Act") signed into law on December 22, 2017, cash held by foreign subsidiaries is expected to be repatriated to the U.S.
Over the long-term, we expect that future obligations and strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, and the improvement of shareholder value. Our 2017 acquisition of Package Concierge was funded by cash on hand.
These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit or equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or not available at acceptable terms, our future liquidity may be adversely affected.
Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2018	2017
Cash (used in) provided by:
Operating activities of continuing operations	$(3,803)	$21,720
Investing activities of continuing operations	(775)	(8,990)
Financing activities of continuing operations	(5,890)	(1,156)
Effect of exchange rate changes	(1,069)	628
Net (decrease) increase in cash and cash equivalents	$(11,537)	$12,202
During the six months ended June 30, 2018, net cash used in operating activities totaling $3.8 million was primarily driven by an investment in working capital and other net assets of $50.2 million, partially offset by net income of $31.2 million and $15.2 million from non-cash charges including depreciation, amortization, stock compensation, and exit activities. Net cash provided by operating activities for the six months ended June 30, 2017 totaled $21.7 million, primarily composed of net income of $17.2 million plus $12.1 million from non-cash charges including depreciation, amortization, stock compensation, and exit activities, partially offset by an investment in working capital and other net assets of $7.5 million.

During the six months ended June 30, 2018, the cash invested in working capital and other net assets of $50.2 million included a $22.1 million, a $15.0 million and a $2.8 million increase in accounts receivable, inventories and other current assets and other assets, respectively, along with a $16.4 million decrease in accrued expenses and other non-current liabilities partially offset by a $6.1 million increase in accounts payable. The increase in accounts receivable relate to seasonal increases in manufacturing activity. Inventory increases are primarily due to seasonality as well as increased material costs. Total other current assets increased due in large part to timing of prepaid expenses. The decrease in accrued expenses and other non-current liabilities of $16.4 million was largely due to payments related to the Company's performance based incentive plans as well as accrued customer rebate payments. Accounts payable increased due to the seasonal increase in manufacturing activity and the timing of quarter end vendor payments.
Net cash used in investing activities for the six months ended June 30, 2018 of $0.8 million was the net result of capital expenditures of $3.7 million and net proceeds of $2.9 million from the sale and lease-back of property and equipment. Net cash used in investing activities for the six months ended June 30, 2017 of $9.0 million primarily consisted of $18.3 million of net cash paid for the acquisition of Package Concierge, capital expenditures of $3.3 million and a payment of $0.2 million related to the final purchase price adjustment for the acquisition of Nexus. These payments were partially offset by net proceeds of $12.8 million from the sale of property and equipment.
Net cash used in financing activities for the six months ended June 30, 2018 of $5.9 million consisted of the purchase of treasury stock of $6.0 million due to a large number of performance awards that vested in June 2018 and payment of long-term debt borrowings of $0.4 million partially offset by the proceeds received from the issuance of common stock of $0.5 million. Net cash used in financing activities for the six months ended June 30, 2017 of $1.2 million consisted of the purchase of treasury stock of $1.0 million and payment of long-term debt borrowings of $0.4 million partially offset by the proceeds received from the issuance of common stock of $0.2 million.
Senior Credit Agreement and Senior Subordinated Notes
Our Senior Credit Agreement is committed through December 9, 2020. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company can request additional financing from the banks to increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of June 30, 2018, the Company is in compliance with all three covenants.

Interest rates on the revolving credit facility are based on the LIBOR plus an additional margin that ranges from 1.25% to 2.25% for LIBOR loans based on the Total Leverage Ratio. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.20% and 0.30% based on the Total Leverage Ratio and the daily average undrawn balance.
As of June 30, 2018, we had $290.3 million of availability under the Senior Credit Agreement net of outstanding letters of credit of $9.7 million. No amounts were outstanding under our revolving credit facility as of either June 30, 2018 or December 31, 2017.
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

Critical Accounting Estimates
In the current year, there have been no changes to our critical accounting estimates from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, other updates to our revenue recognition policy due to the adoption of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) in the first quarter of 2018, which are discussed in Note 4 to the Company's consolidated financial statements in Part I, Item I of this Form 10-Q.

Recent Accounting Pronouncements
See Note 2 to the Company's consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations. Refer to Item 7A in the Company's Form 10-K for the year ended December 31, 2017 for more information about the Company's exposure to market risk.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Form 10-K. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Recently imposed tariffs and potential future tariffs may result in increased costs and could adversely affect our results of operations

On June 1, 2018, the United States imposed Section 232 tariffs on certain steel (25%) and aluminum (10%) products imported into the U.S. These tariffs have created volatility in the market and have increased the costs of these inputs. Increased costs for imported steel and aluminum products have lead domestic sellers to respond with market-based increases to prices for such inputs as well. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased costs, shifting in competitive positions and a decreased available supply of steel and aluminum as well as additional imported components and inputs. We may not be able to pass price increases on to our customers and may not be able to secure adequate alternative sources of steel and aluminum on a timely basis. While retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, we cannot predict further developments. The tariffs could adversely affect the operating profits for certain of our businesses and customer demand for certain of our products which could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

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
Date: July 26, 2018