Form 10-Q
period 2018-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2018-11-01
CIK 912562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant’s telephone number, including area code: (716) 826-6500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 31, 2018, the number of common shares outstanding was: 32,064,809.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales	$280,086	$274,574	$761,459	$728,806
Cost of sales	209,807	205,839	572,359	548,991
Gross profit	70,279	68,735	189,100	179,815
Selling, general, and administrative expense	40,875	33,042	113,579	109,513
Income from operations	29,404	35,693	75,521	70,302
Interest expense	2,906	3,486	9,305	10,612
Other expense (income)	522	404	(50)	811
Income before taxes	25,976	31,803	66,266	58,879
Provision for income taxes	6,473	11,184	15,574	21,090
Income from continuing operations	19,503	20,619	50,692	37,789
Discontinued operations:
Loss before taxes	—	—	—	(644)
Benefit of income taxes	—	—	—	(239)
Loss from discontinued operations	—	—	—	(405)
Net income	$19,503	$20,619	$50,692	$37,384
Net earnings per share – Basic:
Income from continuing operations	$0.61	$0.65	$1.59	$1.19
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.61	$0.65	$1.59	$1.18
Weighted average shares outstanding -- Basic	32,115	31,703	31,922	31,700
Net earnings per share – Diluted:
Income from continuing operations	$0.60	$0.64	$1.56	$1.17
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.60	$0.64	$1.56	$1.16
Weighted average shares outstanding -- Diluted	32,571	32,210	32,524	32,216
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$19,503	$20,619	$50,692	$37,384
Other comprehensive income (loss):
Foreign currency translation adjustment	139	1,581	(1,538)	3,351
Cumulative effect of accounting change (see Note 2)	—	—	(350)	—
Adjustment to retirement benefit liability, net of tax	(5)	(2)	(15)	(8)
Adjustment to post employment health care benefit liability, net of tax	32	29	95	88
Other comprehensive income (loss)	166	1,608	(1,808)	3,431
Total comprehensive income	$19,669	$22,227	$48,884	$40,815
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$245,413	$222,280
Accounts receivable, net	180,875	145,385
Inventories	97,486	86,372
Other current assets	8,949	8,727
Total current assets	532,723	462,764
Property, plant, and equipment, net	93,718	97,098
Goodwill	323,321	321,074
Acquired intangibles	99,545	105,768
Other assets	4,480	4,681
	$1,053,787	$991,385
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$92,997	$82,387
Accrued expenses	76,268	75,467
Billings in excess of cost	21,900	12,779
Current maturities of long-term debt	400	400
Total current liabilities	191,565	171,033
Long-term debt	209,809	209,621
Deferred income taxes	32,110	31,237
Other non-current liabilities	37,428	47,775
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 32,842 shares and 32,332 shares issued and outstanding in 2018 and 2017	328	323
Additional paid-in capital	280,149	271,957
Retained earnings	325,878	274,562
Accumulated other comprehensive loss	(6,174)	(4,366)
Cost of 778 and 615 common shares held in treasury in 2018 and 2017	(17,306)	(10,757)
Total shareholders’ equity	582,875	531,719
	$1,053,787	$991,385
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$50,692	$37,384
Loss from discontinued operations	—	(405)
Income from continuing operations	50,692	37,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,449	16,427
Stock compensation expense	6,854	5,069
Net gain on sale of assets	(203)	(139)
Exit activity costs (recoveries), non-cash	1,088	(1,931)
Benefit of deferred income taxes	—	(136)
Other, net	1,317	1,411
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(30,534)	(42,310)
Inventories	(16,263)	2,016
Other current assets and other assets	1,052	(2,002)
Accounts payable	9,237	25,134
Accrued expenses and other non-current liabilities	(479)	7,503
Net cash provided by operating activities	38,210	48,831
Cash Flows from Investing Activities
Cash paid for acquisitions, net of cash acquired	(5,241)	(18,494)
Net proceeds from sale of property and equipment	3,147	12,935
Purchases of property, plant, and equipment	(6,767)	(5,152)
Net cash used in investing activities	(8,861)	(10,711)
Cash Flows from Financing Activities
Long-term debt payments	(400)	(400)
Purchase of treasury stock at market prices	(6,549)	(1,982)
Net proceeds from issuance of common stock	1,343	649
Net cash used in financing activities	(5,606)	(1,733)
Effect of exchange rate changes on cash	(610)	1,468
Net increase in cash and cash equivalents	23,133	37,855
Cash and cash equivalents at beginning of year	222,280	170,177
Cash and cash equivalents at end of period	$245,413	$208,032
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	32,332	$323	$271,957	$274,562	$(4,366)	615	$(10,757)	$531,719
Net income	—	—	—	8,352	—	—	—	8,352
Foreign currency translation adjustment	—	—	—	—	110	—	—	110
Adjustment to retirement benefit liability, net of taxes of $(2)	—	—	—	—	(5)	—	—	(5)
Adjustment to post employment health care benefit liability, net of taxes of $12	—	—	—	—	32	—	—	32
Stock compensation expense	—	—	2,097	—	—	—	—	2,097
Cumulative effect of accounting change (see Note 2)	—	—	—	624	(350)	—	—	274
Stock options exercised	13	—	226	—	—	—	—	226
Net settlement of restricted stock units	53	1	(1)	—	—	24	(850)	(850)
Balance at March 31, 2018	32,398	$324	$274,279	$283,538	$(4,579)	639	$(11,607)	$541,955
Net income	—	—	—	22,837	—	—	—	22,837
Foreign currency translation adjustment	—	—	—	—	(1,787)	—	—	(1,787)
Adjustment to retirement benefit liability, net of taxes of $(2)	—	—	—	—	(5)	—	—	(5)
Adjustment to post employment health care benefit liability, net of taxes of $13	—	—	—	—	31	—	—	31
Stock compensation expense	—	—	2,731	—	—	—	—	2,731
Stock options exercised	21	—	300	—	—	—	—	300
Issuance of restricted stock	2	—	—	—	—	—	—	—
Net settlement of restricted stock units	334	3	(3)	—	—	128	(5,166)	(5,166)
Balance at June 30, 2018	32,755	$327	$277,307	$306,375	$(6,340)	767	$(16,773)	$560,896
Net income	—	—	—	19,503	—	—	—	19,503
Foreign currency translation adjustment	—	—	—	—	139	—	—	139
Adjustment to retirement benefit liability, net of taxes of $(2)	—	—	—	—	(5)	—	—	(5)
Adjustment to post employment health care benefit liability, net of taxes of $12	—	—	—	—	32	—	—	32
Stock compensation expense	—	—	2,026	—	—	—	—	2,026
Stock options exercised	50	1	816	—	—	—	—	817
Net settlement of restricted stock units	37	—	—	—	—	11	(533)	(533)
Balance at September 30, 2018	32,842	$328	$280,149	$325,878	$(6,174)	778	$(17,306)	$582,875
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	32,085	$320	$264,418	$211,748	$(7,721)	530	$(7,885)	$460,880
Net income	—	—	—	3,996	—	—	—	3,996
Foreign currency translation adjustment	—	—	—	—	679	—	—	679
Adjustment to retirement benefit liability, net of taxes of $(2)	—	—	—	—	(3)	—	—	(3)
Adjustment to post employment health care benefit liability, net of taxes of $19	—	—	—	—	29	—	—	29
Stock compensation expense	—	—	1,635	—	—	—	—	1,635
Cumulative effect of accounting change (see Note1)	—	—	(254)	254	—	—	—	—
Stock options exercised	1	—	11	—	—	—	—	11
Issuance of restricted stock	—	—	—	—	—	—	—	—
Net settlement of restricted stock units	47	1	(1)	—	—	22	(922)	(922)
Balance at March 31, 2017	32,133	$321	$265,809	$215,998	$(7,016)	552	$(8,807)	$466,305
Net income	—	—	—	12,769	—	—	—	12,769
Foreign currency translation adjustment	—	—	—	—	1,091	—	—	1,091
Adjustment to retirement benefit liability, net of taxes of $(1)	—	—	—	—	(3)	—	—	(3)
Adjustment to post employment health care benefit liability, net of taxes of $17	—	—	—	—	30	—	—	30
Stock compensation expense	—	—	1,556	—	—	—	—	1,556
Stock options exercised	15	—	236	—	—	—	—	236
Issuance of restricted stock	2	—	—	—	—	—	—	—
Net settlement of restricted stock units	5	—	—	—	—	2	(81)	(81)
Balance at June 30, 2017	32,155	$321	$267,601	$228,767	$(5,898)	554	$(8,888)	$481,903
Net income	—	—	—	20,619	—	—	—	20,619
Foreign currency translation adjustment	—	—	—	—	1,581	—	—	1,581
Adjustment to retirement benefit liability, net of taxes of $(2)	—	—	—	—	(2)	—	—	(2)
Adjustment to post employment health care benefit liability, net of taxes of $18	—	—	—	—	29	—	—	29
Stock compensation expense	—	—	1,878	—	—	—	—	1,878
Stock options exercised	24	—	402	—	—	—	—	402
Issuance of restricted stock	—	—	—	—	—	—	—	—
Net settlement of restricted stock units	96	1	(1)	—	—	34	(979)	(979)
Balance at September 30, 2017	32,275	$322	$269,880	$249,386	$(4,290)	588	$(9,867)	$505,431
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

Refer to Note 1 of the Company's annual report on Form 10-K for the year ended December 31, 2017 for the cumulative effect of an accounting change adjustment recognized during the quarter ended March 31, 2017 and presented in the Company's Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2017 in this Form 10-Q.

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

The Company continues to evaluate the impact of the standard on the Company’s consolidated financial statements and related disclosures.  The new standard requires lessees to recognize a lease liability and right of use asset on the balance sheet.  While the adoption will result in an increase to assets and liabilities on the Company’s balance sheet, we do not expect that the impact will be material.  In addition, the Company does not expect that the adoption will result in a  material impact to our consolidated statement of operations. The Company intends to adopt this guidance by applying the transition provisions on a modified retrospective basis as of the effective date January 1, 2019.

Planned date of adoption: Q1 2019

(3)	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Trade accounts receivable	$166,208	$140,209
Costs in excess of billings	21,522	11,610
Total accounts receivables	187,730	151,819
Less allowance for doubtful accounts	(6,855)	(6,434)
Accounts receivable	$180,875	$145,385

Refer to Note 4 of the Company's consolidated financial statements included in this quarterly report on Form 10-Q for additional information concerning the Company's costs in excess of billings.

(4)	REVENUE

Sales includes revenue from contracts with customers from roof and foundation ventilation products; centralized mail systems and electronic package solutions; rain dispersion products and roofing accessories; expanded and perforated metal; perimeter security solutions; expansion joints and structural bearings; designing, engineering, manufacturing and installation of solar racking systems and greenhouse structures.

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

Performance obligations satisfied at a point in time and significant judgments

The majority of the Company's revenue from contracts with customers is recognized when the Company transfers control of the promised product at a point in time, which is determined when the customer has legal title and the significant risks and rewards of ownership of the asset, and the Company has a present right to payment for the product. These contracts with customers include promised products, which are generally capable of being distinct and accounted for as separate performance obligations. Accordingly, the Company allocates the transaction price, which is generally the quoted price per terms of the contract and the consideration the Company expects to receive, to each performance obligation in an amount based on an observable price of the products as the Company frequently sells these products separately in similar circumstances and to similar customers. These products are generally sold with rights of return and these contracts may provide other credits or incentives, which are accounted for as variable consideration. Variable consideration is estimated at the most likely amount to predict the consideration to which the Company will be entitled, and only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal when estimating the amount of revenue to recognize. Sales returns, allowances, and customer incentives, including rebates, are treated as reductions to the sales transaction price and based largely on an assessment of all information (i.e., historical, current and forecasted) that is reasonably available to the Company, and estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

Performance obligations satisfied over time and significant judgments

For contracts with customers which the Company satisfies a promise to the customer to construct a certain asset that the customer controls as it is being created or enhanced, or a promise to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment, the Company satisfies the performance obligation and recognizes revenue over time. For the contracts to construct a certain asset, the Company determines that the customer controls the asset while it is being constructed. For the contracts for products that have no alternative use and for which the Company has an enforceable right to payment, the Company identifies these products as products that are not a standard inventory item or the Company cannot readily direct the product to another customer or use without incurring a significant economic loss, or significant costs to rework the product.

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

Remaining performance obligations

As of September 30, 2018, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less. Therefore, any remaining performance obligations are not required to be disclosed.

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

Costs to obtain a contract with a customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. As of September 30, 2018, the Company does not have any open contracts with an original expected duration of greater than one year, and therefore, we expense such costs as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

Contract assets and contract liabilities

The Company's contract assets and contract liabilities consist of costs in excess of billings and billings in excess of cost, respectively. The following table presents the beginning and ending balances and significant changes in the costs in excess of billings and billings in excess of cost balance during the three months ended September 30, 2018:

	Costs in Excess of Billings	Billings in Excess of Cost
Beginning balance, January 1, 2018 (1)	$16,532	$(12,779)
Reclassification of the beginning balances of:
Costs in excess of billings to receivables	(15,450)	—
Billings in excess of cost to revenue	—	9,294
Costs in excess of billings recognized, net of reclassification to receivables	20,440	—
Net billings in advance and cash payments not recognized as revenue	—	(18,415)
Ending balance, September 30, 2018	$21,522	$(21,900)

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

(1) The balance presented at December 31, 2017 for "Costs in excess of billings" represents the balance reported in Note 2 of the Company's annual report on Form 10-K for the year ended December 31, 2017. This balance was included within the total balance of "Accounts receivable, net" presented on the Company's Consolidated Balance Sheet on Form 10-K as of December 31, 2017. Due to the adoption of ASC 606 effective January 1, 2018, the Company recorded a transition adjustment to the opening balance of "Costs in excess of billings" at January 1, 2018 that is included in the "Accounts receivable, net" line item presented on the Company's Consolidated Balance Sheet and disclosed in Note 3 of this Form 10-Q for the nine months ended September 30, 2018.

In accordance with ASC 606, the disclosure of the impact of adoption on the Company's consolidated statement of income and balance sheet for the periods ended September 30, 2018 is as follows (in thousands):

Consolidated Statement of Income
	Three Months Ended September 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)

Net sales	$280,086	$281,156	$(1,070)
Cost of sales	209,807	210,878	(1,071)
Gross profit	70,279	70,278	1
Provision for income taxes	6,473	6,473	—
Net income	$19,503	$19,502	$1

Consolidated Statement of Income
	Nine Months Ended September 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)

Net sales	$761,459	$760,277	$1,182
Cost of sales	572,359	572,039	320
Gross profit	189,100	188,238	862
Provision for income taxes	15,574	15,332	242
Net income	$50,692	$50,072	$620

Consolidated Balance Sheet
	September 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)
Assets
Accounts receivable, net	$180,875	$174,426	$6,449
Inventories	97,486	102,662	(5,176)
Total current assets	532,723	531,450	1,273
Total assets	1,053,787	1,052,514	1,273

Liabilities
Accrued expenses	76,268	75,889	379
Total current liabilities	191,565	191,186	379

Shareholders' equity
Retained earnings	325,878	324,984	894
Total shareholders' equity	582,875	581,981	894
Total liabilities and shareholders' equity	$1,053,787	$1,052,514	$1,273

(5)	INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw material	$51,860	$42,661
Work-in-process	7,861	10,598
Finished goods	37,765	33,113
Total inventories	$97,486	$86,372

(6)    ACQUISITIONS

On August 21, 2018, the Company acquired all of the outstanding stock of SolarBOS. SolarBOS is a provider of electrical balance of systems products, which consists of electrical components such as wiring, switches, and combiner boxes that support photovoltaic systems, for the U.S. solar renewable energy market. The Company expects the acquisition of SolarBOS to enable the Company to provide complementary product offerings to its existing customers and strengthen its position in the solar renewable energy market. The results of SolarBOS have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Renewable Energy and Conservation segment). The preliminary aggregate purchase consideration for the acquisition of SolarBOS was $6.5 million, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The acquisition was financed through cash on hand.
The preliminary purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $2.8 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the solar renewable energy markets.
The allocation of the preliminary purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$915
Working capital	828
Property, plant and equipment	547
Acquired intangible assets	1,450
Other assets	13
Other liabilities	(51)
Goodwill	2,838
Fair value of purchase consideration	$6,540

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Estimated Useful Life
Trademarks	$300	3 years
Technology	450	9 years
Customer relationships	700	9 years
Total	$1,450

The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general and administrative expenses in the consolidated statements of income. Acquisition-related costs were $0.5 million, for both the three and nine months ended September 30, 2018.

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

The acquisition of Package Concierge was funded from available cash on hand. The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general and administrative expenses in the consolidated statements of income. Acquisition-related costs were $31 thousand and $146 thousand for the three and nine months ended September 30, 2017, respectively.

(7)	GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy & Conservation	Total
Balance at December 31, 2017	$198,075	$54,280	$68,719	$321,074
Acquired goodwill	—	—	2,838	2,838
Adjustments to prior year acquisitions	—	(38)	—	(38)
Foreign currency translation	—	(165)	(388)	(553)
Balance at September 30, 2018	$198,075	$54,077	$71,169	$323,321

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$45,096	$—	$45,107	$—	Indefinite
Finite-lived intangible assets:
Trademarks	6,148	3,397	5,876	3,062	3 to 15 Years
Unpatented technology	28,644	13,406	28,107	12,033	5 to 20 Years
Customer relationships	70,593	34,626	80,707	39,652	5 to 17 Years
Non-compete agreements	1,649	1,156	1,649	931	4 to 10 Years
	107,034	52,585	116,339	55,678
Total acquired intangible assets	$152,130	$52,585	$161,446	$55,678

The Company recognized impairment charges related to a finite-lived intangible asset for the three and nine months ended September 30, 2018 of $1.3 million. The charge relates to the discontinuation of lower margin sales in the Residential Products segment.

The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense	$2,121	$2,208	$6,408	$6,600

Amortization expense related to acquired intangible assets for the remainder of fiscal 2018 and the next five years thereafter is estimated as follows (in thousands):

	2018	2019	2020	2021	2022	2023
Amortization expense	$1,960	$7,841	$7,329	$6,726	$6,315	$5,776

(8)	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	2,000	2,400
Less unamortized debt issuance costs	(1,791)	(2,379)
Total debt	210,209	210,021
Less current maturities	400	400
Total long-term debt	$209,809	$209,621
The Company's Fifth Amended and Restated Credit Agreement dated December 9, 2015 (the "Senior Credit Agreement") was amended to convert our secured asset based credit facility into a secured cash flow revolver, and terminates on December 9, 2020.
The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company has the option to request additional financing from the banks to either increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million. The Senior Credit Agreement contains three financial covenants. As of September 30, 2018, the Company is in compliance with all three covenants.
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
Standby letters of credit of $9.5 million have been issued under the Senior Credit Agreement on behalf of the Company as of September 30, 2018. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of September 30, 2018, the Company had $290.5 million of availability under the revolving credit facility. No borrowings were outstanding under the revolving credit facility at September 30, 2018 and December 31, 2017.
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

The following tables summarize the cumulative balance of each component of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(2,698)	$171	$(2,809)	$(5,336)	$(970)	$(4,366)
Cumulative effect of accounting change (see Note 2)	—	15	(365)	(350)	—	(350)
Minimum pension and post retirement health care plan adjustments	—	(7)	44	37	10	27
Foreign currency translation adjustment	110	—	—	110	—	110
Balance at March 31, 2018	$(2,588)	$179	$(3,130)	$(5,539)	$(960)	$(4,579)
Minimum pension and post retirement health care plan adjustments	—	(7)	44	37	11	$26
Foreign currency translation adjustment	(1,787)	—	—	(1,787)	—	$(1,787)
Balance at June 30, 2018	$(4,375)	$172	$(3,086)	$(7,289)	$(949)	$(6,340)
Minimum pension and post retirement health care plan adjustments	—	(7)	44	37	10	27
Foreign currency translation adjustment	139	—	—	139	—	139
Balance at September 30, 2018	$(4,236)	$165	$(3,042)	$(7,113)	$(939)	$(6,174)

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unamortized Post Retirement Health Care Costs	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(5,848)	$197	$(3,150)	$(8,801)	$(1,080)	$(7,721)
Minimum pension and post retirement health care plan adjustments	—	(5)	48	43	17	26
Foreign currency translation adjustment	$679	$—	$—	$679	$—	$679
Balance at March 31, 2017	(5,169)	192	(3,102)	(8,079)	(1,063)	$(7,016)
Minimum pension and post retirement health care plan adjustments	$—	$(4)	$47	$43	$16	$27
Foreign currency translation adjustment	1,091	—	—	1,091	—	1,091
Balance at June 30, 2017	(4,078)	188	(3,055)	(6,945)	(1,047)	(5,898)
Minimum pension and post retirement health care plan adjustments	$—	$(4)	$47	$43	$16	$27
Foreign currency translation adjustment	$1,581	$—	$—	$1,581	$—	$1,581
Balance at September 30, 2017	$(2,497)	$184	$(3,008)	$(5,321)	$(1,031)	$(4,290)

The realized adjustments relating to the Company’s minimum pension liability and post retirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of income.

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

Equity Based Awards - Settled in Stock
The following table sets forth the number of equity-based awards granted during the nine months ended September 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2018		2017
Awards	Number of Awards (1)	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units	135,540	$33.60	108,748	$42.72
Restricted stock units	95,674	$36.81	120,048	$37.14
Options	—	$—	25,000	$42.35
Deferred stock units	10,255	$35.96	10,170	$34.42
Common shares	2,113	$35.50	2,034	$34.42
(1) Performance stock units granted will convert to shares based on the Company's actual return on invested capital ("ROIC") relative to the ROIC targeted for the performance period ended December 31, 2018.
(2) Performance stock units granted include 78,482 units awarded in February 2017 which will convert to 23,546 shares to be issued in February 2020, representing 30% of the targeted 2017 award, based on the Company’s actual ROIC compared to ROIC target for the performance period ended December 31, 2017. The remaining performance stock units granted include 20,000 units awarded in February 2017 and 10,266 units awarded in April 2017. The number of these shares to be issued to the recipients will be determined based upon the ranking of the Company’s total shareholder return ("TSR") over a three (3) year performance period ended February 1, 2020 compared to the TSR of companies in the S&P Small Cap Industrial Sector over the same three year period.
Equity Based Awards - Settled in Cash
The Company's equity-based liabilities include performance based stock units settled in cash and a management stock purchase plan. As of September 30, 2018, the Company's total share-based liabilities recorded on the consolidated balance sheet were $38.5 million, of which $23.0 million was included in non-current liabilities.

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

The following table summarizes the compensation expense recognized for the PSUs, which will convert to cash, for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PSUs compensation expense	$1,518	$(405)	$3,126	$1,673

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

	2018	2017
Restricted stock units credited	74,180	90,754
Share-based liabilities paid (in thousands)	$4,986	$2,392

(11)	FAIR VALUE MEASUREMENTS

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
The Company had no financial assets or liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017. The Company’s only financial instrument for which the carrying value differs from its fair value is long-term debt. At September 30, 2018 and December 31, 2017, the fair value of outstanding debt net of unamortized debt issuance costs was $211.8 million and $213.8 million, respectively, compared to its carrying value of $210.2 million and $210.0 million, respectively.  The fair value of the Company’s 6.25% Notes is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices adjusted for unamortized debt issuance costs.

(12)	DISCONTINUED OPERATIONS

For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. As of September 30, 2018, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of these claims, or other claims, would significantly affect the Company's financial condition or results of operation.

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

Exit activity costs were incurred during the nine months ended September 30, 2018 which related to contract terminations, severance, and other moving and closing costs. During this time, the Company also incurred asset impairment charges related to the write-down of inventory, impairment of machinery and equipment and intangible assets associated with either discontinued product lines or reduced sales of lower margin products. In conjunction with these initiatives, the Company also sold and leased back a facility which resulted in a gain, as well as closed two other facilities during the first nine months of 2018.

During the nine months ended September 30, 2017, the Company incurred asset impairment charges and exit activity costs resulting from the above initiatives. Also, as a result of these initiatives, the Company closed three facilities during the first nine months of 2017.

The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three and nine months ended September 30, related to the restructuring activities described above (in thousands):

	Three months ended September 30,
	2018			2017
	Inventory write-downs &/or asset impairment charges	Exit activity costs (recoveries), net	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs (recoveries), net	Total
Residential Products	$1,392	$485	$1,877	$442	$566	$1,008
Industrial & Infrastructure Products	358	1,417	1,775	98	(12)	86
Renewable Energy & Conservation	—	(156)	(156)	266	191	457
Corporate	—	164	164	—	16	16
Total exit activity costs & asset impairments	$1,750	$1,910	$3,660	$806	$761	$1,567

	Nine months ended September 30,
	2018			2017
	Inventory write-downs &/or asset impairment charges (recoveries), net	Exit activity costs (recoveries), net	Total	Inventory write-downs &/or asset impairment charges (recoveries), net	Exit activity costs	Total
Residential Products	$1,349	$333	$1,682	$295	$958	$1,253
Industrial & Infrastructure Products	(345)	1,607	1,262	(2,492)	2,959	467
Renewable Energy & Conservation	84	(107)	(23)	266	2,610	2,876
Corporate	—	431	431	—	179	179
Total exit activity costs & asset impairments	$1,088	$2,264	$3,352	$(1,931)	$6,706	$4,775

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the consolidated statements of income for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$1,621	$860	$1,465	$382
Selling, general, and administrative expense	2,039	707	1,887	4,393
Net asset impairment and exit activity charges	$3,660	$1,567	$3,352	$4,775

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2018	2017
Balance at January 1	$961	$3,744
Exit activity costs recognized	2,264	6,706
Cash payments	(1,608)	(9,207)
Balance at September 30	$1,617	$1,243

(14)	INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and nine months ended September 30, and the applicable effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Provision for income taxes	$6,473	$11,184	$15,574	$21,090
Effective tax rate	24.9%	35.2%	23.5%	35.8%
The change in the effective tax rate year over year is primarily due to the reduction in the U.S. federal statutory tax rate from 35% to 21%. The effective tax rate for the three and nine months ended September 30, 2018 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items, including a $2.6 million tax benefit related to performance share unit vesting. The effective tax rate for the three and nine months ended September 30, 2017 was greater than the U.S. federal statutory rate of 35% due to state taxes and $2.2 million of pretax losses generated by the European residential solar racking business for which no tax benefit had been recorded as such benefit is not expected to be realizable, partially offset by net deductible permanent differences and favorable discrete items.

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

During the nine month period ended September 30, 2018, the Company recognized an adjustment to the provisional amounts recorded at December 31, 2017. The following table sets forth the components of the adjustment which were recorded in income tax expense from continuing operations during nine month period ended September 30, 2018, (in thousands):

Remeasurement of certain deferred tax balances (1)	174
One-time transition tax (1)	(363)
Non-deductible performance based compensation (2)	366
Net adjustment recorded to provisional income tax expense	177

(1) Provisional amounts primarily related to return to provision adjustments.

(2) Provisional amounts primarily related to further guidance of Notice 2018-68 (guidance on performance-based compensation issued in the third quarter).

The Company has elected to account for global intangible low-taxed income ("GILTI") tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017, or during the three and nine months ended September 30, 2018. As a result of proposed regulations issued in the third quarter of 2018, the impact of GILTI on our current annual effective tax decreased the impact on the effective rate from 0.6% to 0.3%. If future guidance differs from our interpretations, this amount may change.

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

(15)    EARNINGS PER SHARE

Basic earnings and diluted weighted-average shares outstanding are as follows for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$19,503	$20,619	$50,692	$37,789
Loss from discontinued operations	—	—	—	(405)
Net income available to common shareholders	$19,503	$20,619	$50,692	$37,384
Denominator for basic earnings per share:
Weighted average shares outstanding	32,115	31,703	31,922	31,700
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,115	31,703	31,922	31,700
Common stock options and restricted stock	456	507	602	516
Weighted average shares and conversions	32,571	32,210	32,524	32,216
The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards, aggregating to 247,000 and 489,000 for the three months ended September 30, 2018 and 2017, respectively, and 328,000 and 523,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Residential Products	$125,839	$129,501	$360,915	$361,304
Industrial and Infrastructure Products	56,033	57,162	172,218	165,806
Less: Intersegment sales	(272)	(224)	(861)	(994)
Net Industrial and Infrastructure Products	55,761	56,938	171,357	164,812
Renewable Energy and Conservation	98,486	88,135	229,187	202,690
Total consolidated net sales	$280,086	$274,574	$761,459	$728,806

Income from operations:
Residential Products	$20,138	$23,764	$57,572	$61,984
Industrial and Infrastructure Products	2,892	2,554	12,098	5,914
Renewable Energy and Conservation	15,072	11,549	28,690	18,381
Unallocated Corporate Expenses	(8,698)	(2,174)	(22,839)	(15,977)
Total income from operations	$29,404	$35,693	$75,521	$70,302

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2018
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$125,118	$47,686	$10,784	$183,588
Over Time	721	8,075	87,702	96,498
Total	$125,839	$55,761	$98,486	$280,086

	Three Months Ended September 30, 2017
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$129,501	$56,938	$7,659	$194,098
Over Time	—	—	80,476	80,476
Total	$129,501	$56,938	$88,135	$274,574

	Nine Months Ended September 30, 2018
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$358,960	$145,657	$25,128	$529,745
Over Time	1,955	25,700	204,059	231,714
Total	$360,915	$171,357	$229,187	$761,459

	Nine Months Ended September 30, 2017
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$361,304	$164,812	$18,835	$544,951
Over Time	—	—	183,855	183,855
Total	$361,304	$164,812	$202,690	$728,806

(17)	SUPPLEMENTAL FINANCIAL INFORMATION

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$268,302	$19,211	$(7,427)	$280,086
Cost of sales	—	200,725	16,338	(7,256)	209,807
Gross profit	—	67,577	2,873	(171)	70,279
Selling, general, and administrative expense	35	39,466	1,374	—	40,875
(Loss) income from operations	(35)	28,111	1,499	(171)	29,404
Interest expense (income)	3,403	(427)	(70)	—	2,906
Other expense	—	95	427	—	522
(Loss) income before taxes	(3,438)	28,443	1,142	(171)	25,976
(Benefit of) provision for income taxes	(963)	7,182	254	—	6,473
Equity in earnings from subsidiaries	22,149	888	—	(23,037)	—
Net income	$19,674	$22,149	$888	$(23,208)	$19,503

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF INCOME
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$729,256	$45,735	$(13,532)	$761,459
Cost of sales	—	548,391	36,987	(13,019)	572,359
Gross profit	—	180,865	8,748	(513)	189,100
Selling, general, and administrative expense	115	108,639	4,825	—	113,579
(Loss) income from operations	(115)	72,226	3,923	(513)	75,521
Interest expense (income)	10,207	(724)	(178)	—	9,305
Other expense (income)	—	234	(284)	—	(50)
(Loss) income before taxes	(10,322)	72,716	4,385	(513)	66,266
(Benefit of) provision for income taxes	(2,890)	17,391	1,073	—	15,574
Equity in earnings from subsidiaries	58,637	3,312	—	(61,949)	—
Net income	$51,205	$58,637	$3,312	$(62,462)	$50,692

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF INCOME
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$19,674	$22,149	$888	$(23,208)	$19,503
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	139	—	139
Adjustment to retirement benefit liability, net of tax	—	(5)	—	—	(5)
Adjustment to post employment health care benefit liability, net of tax	—	32	—	—	32
Other comprehensive income	—	27	139	—	166
Total comprehensive income	$19,674	$22,176	$1,027	$(23,208)	$19,669

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$51,205	$58,637	$3,312	$(62,462)	$50,692
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	(1,538)	—	(1,538)
Cumulative effect of change in accounting (see Note 2)	—	(350)	—	—	(350)
Adjustment to retirement benefit liability, net of tax	—	(15)	—	—	(15)
Adjustment to post employment health care benefit liability, net of tax	—	95	—	—	95
Other comprehensive loss	—	(270)	(1,538)	—	(1,808)
Total comprehensive income	$51,205	$58,367	$1,774	$(62,462)	$48,884

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$213,967	$31,446	$—	$245,413
Accounts receivable, net	—	172,952	7,923	—	180,875
Intercompany balances	(12,013)	15,885	(3,872)	—	—
Inventories	—	92,823	4,663	—	97,486
Other current assets	2,902	2,115	3,932	—	8,949
Total current assets	(9,111)	497,742	44,092	—	532,723
Property, plant, and equipment, net	—	90,883	2,835	—	93,718
Goodwill	—	301,070	22,251	—	323,321
Acquired intangibles	—	91,752	7,793	—	99,545
Other assets	—	4,178	302	—	4,480
Investment in subsidiaries	803,058	63,166	—	(866,224)	—
	$793,947	$1,048,791	$77,273	$(866,224)	$1,053,787
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$87,351	$5,646	$—	$92,997
Accrued expenses	2,188	70,826	3,254	—	76,268
Billings in excess of cost	—	19,304	2,596		21,900
Current maturities of long-term debt	—	400	—	—	400
Total current liabilities	2,188	177,881	11,496	—	191,565
Long-term debt	208,884	925	—	—	209,809
Deferred income taxes	—	29,499	2,611	—	32,110
Other non-current liabilities	—	37,428	—	—	37,428
Shareholders’ equity	582,875	803,058	63,166	(866,224)	582,875
	$793,947	$1,048,791	$77,273	$(866,224)	$1,053,787

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(13,240)	$47,971	$3,479	$—	$38,210
Cash Flows from Investing Activities
Cash paid for acquisitions	—	(5,241)	—	—	(5,241)
Net proceeds from sale of property and equipment	—	3,044	103	—	3,147
Purchases of property, plant, and equipment	—	(6,537)	(230)	—	(6,767)
Net cash used in investing activities	—	(8,734)	(127)	—	(8,861)
Cash Flows from Financing Activities
Long-term debt payments	—	(400)	—	—	(400)
Purchase of treasury stock at market prices	(6,549)	—	—	—	(6,549)
Net proceeds from issuance of common stock	1,343	—	—	—	1,343
Intercompany financing	18,446	(17,474)	(972)	—	—
Net cash provided by (used in) financing activities	13,240	(17,874)	(972)	—	(5,606)
Effect of exchange rate changes on cash	—	—	(610)	—	(610)
Net increase in cash and cash equivalents	—	21,363	1,770	—	23,133
Cash and cash equivalents at beginning of year	—	192,604	29,676	—	222,280
Cash and cash equivalents at end of period	$—	$213,967	$31,446	$—	$245,413

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

Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and distributor of building products for residential, industrial, infrastructure, and renewable energy and conservation markets.
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
As of September 30, 2018, we operated 42 facilities, comprised of 30 manufacturing facilities, six distribution centers, and six offices, which are located in 18 states, Canada, China, and Japan. These facilities give us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and provide us with manufacturing and distribution primarily throughout North America and, to a lesser extent, Asia.

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
Operational excellence is our first pillar in this strategy. We focus on reducing complexity, adjusting costs and simplifying our product offering through 80/20 initiatives (“80/20”). 80/20 is the practice of focusing on our largest and best opportunities (the “80”) and eliminating complexity associated with less profitable opportunities (the “20”). Implementation of 80/20 across our businesses, along with in-lining and market rate of demand replenishment initiatives, and outsourcing initiatives for our lower volume products provided to our customers to achieve our value proposition, will improve our profitability. Our next step in operational excellence is to concentrate on selling and marketing strategies, known as trade focus, to drive organic growth by developing new and innovative products which respond to our customers’ needs to simplify their operations.
Product innovation is our second strategic pillar where we focus on products with patent protection, developed internally or through acquired product lines. Innovation is centered on the allocation of new and existing resources to opportunities that we believe will produce sustainable returns. Our focus is on driving top line growth with new and innovative products. We are focused on the development or acquisition of those products and technologies that we believe have relevance to the end-user and can be differentiated from our competition. We believe that development of these innovative products and technologies will support our objectives to produce sustainable returns for our shareholders.
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
The fourth pillar of our strategy is acquisitions, which we consider an important part of the Company’s transformation. Our low leverage, high liquidity and strong cash flow enables us to consider larger acquisition targets. Our executive leadership team continues to invest time and energy in prospecting for and vetting of potential acquisition candidates. However, we remain committed to only making acquisitions which will contribute long-term value to the Company and its shareholders. We continue to seek acquisition prospects in attractive end markets, with unique value propositions and patented products or technologies. Our target markets include postal and parcel solutions, residential building products, perimeter security, infrastructure, renewable energy and conservation. Our recent acquisition of SolarBOS in August 2018 was the direct result of this strategy.
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
Acquisitions and Divestitures
On August 21, 2018, the Company acquired all of the outstanding stock of SolarBOS for approximately $6 million subject to a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The acquisition was financed through cash on hand. SolarBOS is a provider of electrical balance of systems products, which consists of electrical components such as wiring, switches, and combiner boxes that support photovoltaic systems, for the U.S. solar renewable energy market. The results of operations of SolarBOS have been included in the Renewable Energy and Conservation segment of the Company's consolidated financial statements from the date of acquisition.
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
On February 6, 2017, the Company completed the sale of substantially all of its U.S. bar grating product line assets to a third party. The Company had previously announced, on December 2, 2016, its intentions to exit its U.S. bar grating product line and its European residential solar racking business as part of its portfolio management initiative. This action also resulted in the sale and closing of 3 facilities in early 2017. These assets were a part of our Industrial and Infrastructure Products segment.
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
Results of Operations
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The following table sets forth selected data from our consolidated statements of income and the related percentage of net sales for the three months ended September 30, (in thousands):

	2018		2017
Net sales	$280,086	100.0%	$274,574	100.0%
Cost of sales	209,807	74.9%	205,839	75.0%
Gross profit	70,279	25.1%	68,735	25.0%
Selling, general, and administrative expense	40,875	14.6%	33,042	12.0%
Income from operations	29,404	10.5%	35,693	13.0%
Interest expense	2,906	1.0%	3,486	1.3%
Other expense	522	0.2%	404	0.1%
Income before taxes	25,976	9.3%	31,803	11.6%
Provision for income taxes	6,473	2.3%	11,184	4.1%
Net income	$19,503	7.0%	$20,619	7.5%
The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

	2018	2017	Total Change
Net sales:
Residential Products	$125,839	$129,501	$(3,662)
Industrial and Infrastructure Products	56,033	57,162	(1,129)
Less: Intersegment sales	(272)	(224)	(48)
Net Industrial and Infrastructure Products	55,761	56,938	(1,177)
Renewable Energy and Conservation	98,486	88,135	10,351
Consolidated	$280,086	$274,574	$5,512

Consolidated net sales increased by $5.5 million, or 2.0%, to $280.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The 2.0% increase, the net result of a 5.0% increase in pricing to customers, partially offset by a 3.0% decrease in volume, was driven by strong growth in our Renewable Energy and Conservation segment, which included a $1.6 million contribution from the recently acquired SolarBos. This growth was partially offset by lower revenues in both the Residential Products segment and the Industrial and Infrastructure Products segments.

Net sales in our Residential Products segment decreased 2.9%, or $3.7 million, to $125.8 million for the three months ended September 30, 2018 compared to $129.5 million for the three months ended September 30, 2017. The decrease from the prior year quarter was primarily due to higher storm-related roofing activity in the third quarter of 2017, and a slight decline in the commercial/multi-family construction market, partially offset by steady customer demand for rain dispersion products.
Net sales in our Industrial and Infrastructure Products segment decreased 2.1%, or $1.2 million, to $55.8 million for the three months ended September 30, 2018 compared to $56.9 million for the three months ended September 30, 2017. Strong performance from the Industrial business, and demand for innovative products, was more than offset by lower demand in the Infrastructure business. The Company expects continued demand for innovative products in its Industrial business and growing demand in its Infrastructure business.
Net sales in our Renewable Energy and Conservation segment increased 11.8%, or $10.4 million, to $98.5 million for the three months ended September 30, 2018 compared to $88.1 million for the three months ended September 30, 2017. The increase was the result of strong domestic demand, continued growth in innovative products, and a $1.6 million contribution from the recently acquired SolarBos.
Our consolidated gross margin slightly increased to 25.1% for the three months ended September 30, 2018 compared to 25.0% for the three months ended September 30, 2017. This increase was the result of contributions from our new innovative products, 80/20 profit improvement initiatives and a more favorable alignment of material costs to customer selling prices.
Selling, general, and administrative (SG&A) expenses increased by $7.8 million, or 23.7%, to $40.9 million for the three months ended September 30, 2018 from $33.0 million for the three months ended September 30, 2017. The $7.8 million increase was the combined result of $5.0 million of higher performance-based compensation expenses, a $1.3 million increase in restructuring charges relating to our 80/20 initiatives, along with a $1.0 million increase in senior leadership transition costs as compared to the prior year quarter. The higher performance-based compensation costs are the result of improvements in return on invested capital year over year and an increasing average stock price in 2018. SG&A expenses as a percentage of net sales increased to 14.6% for the three months ended September 30, 2018 compared to 12.0% for the three months ended September 30, 2017.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

	2018		2017		Total Change
Income from operations:
Residential Products	$20,138	16.0%	$23,764	18.4%	$(3,626)
Industrial and Infrastructure Products	2,892	5.2%	2,554	4.5%	338
Renewable Energy and Conservation	15,072	15.3%	11,549	13.1%	3,523
Unallocated Corporate Expenses	(8,698)	(3.1)%	(2,174)	(0.8)%	(6,524)
Consolidated income from operations	$29,404	10.5%	$35,693	13.0%	$(6,289)
Our Residential Products segment generated an operating margin of 16.0% during the three months ended September 30, 2018 compared to 18.4% during the three months ended September 30, 2017. The decrease in operating margin resulted from unfavorable product mix, and to a lesser extent, volume leverage, along with higher charges for restructuring initiatives in the current year quarter.
Our Industrial and Infrastructure Products segment generated an operating margin of 5.2% during the three months ended September 30, 2018 compared to 4.5% during the three months ended September 30, 2017. The improvement was the result of demand for our higher-margin innovative products, operational efficiencies resulting from the

Company's 80/20 initiatives, and a more favorable alignment of material costs to customer selling prices, partially offset by higher charges for restructuring initiatives as compared to the prior year.
The Renewable Energy and Conservation segment generated an operating margin of 15.3% in the current year quarter compared to 13.1% in the prior year quarter. The improvement was primarily the result of the continued benefit of operational improvements from our 80/20 initiatives and leverage from the continued strong demand for our renewable energy and conservation products and services.

Unallocated corporate expenses increased $6.5 million from $2.2 million during the three months ended September 30, 2017 to $8.7 million during the three months ended September 30, 2018. This increase from the prior year quarter was largely due to a $3.7 million increase in performance-based compensation expenses, the result of improvements in return on invested capital year over year and increasing average stock price in 2018, along with a $1.1 million increase in senior leadership transition costs as compared to the prior year quarter.
The Company recorded other expense of $0.5 million for the three months ended September 30, 2018 and other expense of $0.4 million for the three months ended September 30, 2017. The increase in other expense from the prior year quarter was primarily the result of foreign currency fluctuations.
Interest expense decreased by $0.6 million to $2.9 million for the three months ended September 30, 2018 compared to $3.5 million for the three months ended September 30, 2017. The decrease in expense was due to the offsetting effect of income earned on our interest-bearing cash balances for the current year quarter compared to the prior year quarter. During the three months ended September 30, 2018 and 2017, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $6.5 million and $11.2 million, with effective tax rates of 24.9% and 35.2% for the three months ended September 30, 2018, and 2017, respectively. The change in the effective tax rate year over year is primarily due to the reduction in U.S. federal statutory tax rate from 35% to 21%. The effective tax rate for the third quarter of 2018 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences largely offset by favorable discrete items. The effective tax rate for the third quarter of 2017 exceeded the U.S. federal statutory rate of 35% due to state taxes and $2.2 million of pretax losses generated by the European residential solar racking business for which no tax benefit had been recorded as such benefit is not expected to be realizable, partially offset by net deductible permanent differences and favorable discrete items.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table sets forth selected data from our statements of income and the related percentage of net sales for the nine months ended September 30, (in thousands):

	2018		2017
Net sales	$761,459	100.0%	$728,806	100.0%
Cost of sales	572,359	75.2%	548,991	75.3%
Gross profit	189,100	24.8%	179,815	24.7%
Selling, general, and administrative expense	113,579	14.9%	109,513	15.0%
Income from operations	75,521	9.9%	70,302	9.7%
Interest expense	9,305	1.2%	10,612	1.5%
Other (income) expense	(50)	0.0%	811	0.1%
Income before taxes	66,266	8.7%	58,879	8.1%
Provision for income taxes	15,574	2.0%	21,090	2.9%
Income from continuing operations	50,692	6.7%	37,789	5.2%
Loss from discontinued operations	—	0.0%	(405)	(0.1)%
Net income	$50,692	6.7%	$37,384	5.1%

The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30, (in thousands):

	2018	2017	Total Change
Net sales:
Residential Products	$360,915	$361,304	$(389)
Industrial and Infrastructure Products	172,218	165,806	6,412
Less: Intersegment sales	(861)	(994)	133
Net Industrial and Infrastructure Products	171,357	164,812	6,545
Renewable Energy and Conservation	$229,187	$202,690	26,497
Consolidated	$761,459	$728,806	$32,653

Consolidated net sales increased by $32.7 million, or 4.5%, to $761.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The 4.5% increase, the combined result of a 3.8% increase in pricing to customers and a 0.7% increase in volume, was driven by strong growth in our Renewable Energy and Conservation segment, including a $1.6 million contribution from the recently acquired SolarBos, along with higher revenues in our Industrial and Infrastructure Products segment.

Net sales in our Residential Products segment decreased 0.1%, or $0.4 million, to $360.9 million for the nine months ended September 30, 2018 compared to $361.3 million in the nine months ended September 30, 2017. The decrease from the prior year was primarily due to higher storm-related roofing activity in 2017, and a slight decline in the commercial/multi-family construction market, partially offset by steady customer demand for rain dispersion products.

Net sales in our Industrial and Infrastructure Products segment increased 3.9%, or $6.5 million, to $171.4 million for the nine months ended September 30, 2018 compared to $164.8 million for the nine months ended September 30, 2017. Pricing actions along with contributions from new innovative industrial products drove the increased revenues.

Net sales in our Renewable Energy and Conservation segment increased 13.1%, or $26.5 million, to $229.2 million for the nine months ended September 30, 2018 compared to $202.7 million for the nine months ended September 30, 2017. The increase was the result of strong demand in both our domestic renewable energy and conservation markets and continued traction of innovative products.

Our consolidated gross margin slightly increased to 24.8% for the nine months ended September 30, 2018 compared to 24.7% for the nine months ended September 30, 2017. This increase was the result of contributions from our new innovative products, 80/20 profit improvement initiatives and a more favorable alignment of material costs to customer selling prices.

Selling, general, and administrative (SG&A) expenses increased by $4.1 million, or 3.7%, to $113.6 million for the nine months ended September 30, 2018 from $109.5 million for the nine months ended September 30, 2017. The increase was primarily due to a $5.6 million increase in performance-based compensation expenses and an $0.8 million increase in senior leadership transition costs as compared to the prior year, partially offset by a $2.5 million decrease in restructuring charges related to our 80/20 initiatives. SG&A expenses as a percentage of net sales decreased to 14.9% in the nine months ended September 30, 2018 compared to 15.0% in the nine months ended September 30, 2017.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

	2018		2017		Total Change
Income from operations:
Residential Products	$57,572	16.0%	$61,984	17.2%	$(4,412)
Industrial and Infrastructure Products	12,098	7.1%	5,914	3.6%	6,184
Renewable Energy and Conservation	28,690	12.5%	18,381	9.1%	10,309
Unallocated Corporate Expenses	(22,839)	(3.0)%	(15,977)	(2.2)%	(6,862)
Consolidated income from operations	$75,521	9.9%	$70,302	9.6%	$5,219

Our Residential Products segment generated an operating margin of 16.0% during the nine months ended September 30, 2018 compared to 17.2% during the nine months ended September 30, 2017. The decrease in operating margin is primarily due to the effects of product mix.

Our Industrial and Infrastructure Products segment generated an operating margin of 7.1% during the nine months ended September 30, 2018 compared to 3.6% during the nine months ended September 30, 2017. The improvement was largely the result of operational efficiencies resulting from the Company's 80/20 initiatives along with higher demand for our innovative products and a more favorable alignment of material costs to customer selling prices.

The Renewable Energy and Conservation segment generated an operating margin of 12.5% during the first nine months of the current year compared to 9.1% in the same period of the prior year. The improvement was primarily the result of volume and operational improvements from our 80/20 initiatives along with lower charges for these initiatives as compared to the prior year.

Unallocated corporate expenses increased $6.9 million from $16.0 million during the nine months ended September 30, 2017 to $22.8 million during the nine months ended September 30, 2018. The higher expense in the current year was the result of a $5.8 million increase in performance-based compensation expenses along with $1.2 million increase in senior leadership transition costs as compared to the prior year.

The Company recorded other income of $0.1 million for the nine months ended September 30, 2018 and other expense of $0.8 million for the nine months ended September 30, 2017. The increase in other income from the prior year was primarily the result of foreign currency fluctuations.

Interest expense decreased by $1.3 million to $9.3 million for the nine months ended September 30, 2018 compared to $10.6 million for the nine months ended September 30, 2017. The decrease in expense was due to the offsetting effect of income earned on our interest-bearing cash balances for the current year compared to the prior year. During the nine months ended September 30, 2018 and 2017, no amounts were outstanding under our revolving credit facility.

We recognized a provision for income taxes of $15.6 million and $21.1 million, with effective tax rates of 23.5% and 35.8% for the nine months ended September 30, 2018, and 2017, respectively. The change in the effective tax rate year over year is primarily due to the reduction in U.S. federal statutory tax rate from 35% to 21%. The effective tax rate for the nine months ended September 30, 2018 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items, including a $2.6 million tax benefit related to performance share unit vesting. The effective tax rate for the nine months ended September 30, 2017 exceeded the U.S. federal statutory rate of 35% due to state taxes and $2.2 million of pretax losses generated by the European residential solar racking business for which no tax benefit has been recorded as such benefit is not expected to be realizable, partially offset by net deductible permanent differences and favorable discrete items.
Outlook

For the remainder or 2018, we continue to be optimistic about innovative products driving organic growth across all of our segments, and we are confident in the end markets these products are targeting.
Our goals for the fourth quarter are to drive sustainable growth through the acceleration of new product development initiatives, to work with our customers to manage cost volatility, to implement 80/20 simplification projects, and to seek value-added acquisitions in attractive end markets.
For the full year, we expect to continue to deliver on our objective to make more money at a higher rate of return with a more efficient use of capital, and create long-term value creation for our shareholders.
We expect 2018 consolidated revenues to exceed $1 billion, however, we are lowering our revenues expectations from 2-4% growth to 1-2% growth, considering activity levels across the Company’s end markets. At the same time, we are narrowing our full-year 2018 earnings guidance to the high end of the previous range as a result of demand for higher-margin innovative products and 80/20 simplification initiatives. GAAP EPS for full-year is now expected to be in the range of $1.82 to $1.87, compared with $1.95 in 2017, which included the aforementioned one-time $0.39 per share benefit from tax reform.

For the fourth quarter of 2018, we expect revenue in the range of $239 million to $249 million as a result of growing demand from innovative products. GAAP EPS for the fourth quarter 2018 is expected to be between $0.26 and $0.31 per diluted share.

Liquidity and Capital Resources
General
Our principal capital requirements are to fund our operations' working capital and capital improvements and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. During the three months ended September 30, 2018, we invested cash in our working capital to meet the upcoming higher seasonal demands from our customers as noted below in “Cash Flows.”

On December 9, 2015, we entered into the Company's Fifth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $300 million revolving credit facility and provides the Company with access to capital and improved financial flexibility. As of September 30, 2018, our liquidity of $535.9 million consisted of $245.4 million of cash plus $290.5 million of availability under our revolving credit facility. We believe this liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and larger acquisitions may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2018, our foreign subsidiaries held $31.4 million of cash in U.S. dollars. As a result of the Tax Cuts and Jobs Act ("Tax Reform Act") signed into law on December 22, 2017, the majority of cash held by foreign subsidiaries as of December 22, 2017, is expected to be repatriated to the U.S.
Over the long-term, we expect that future obligations and strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, and the improvement of shareholder value. Our 2018 acquisition of SolarBOS and our 2017 acquisition of Package Concierge were funded by cash on hand.
These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit or equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or not available at acceptable terms, our future liquidity may be adversely affected.
Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2018	2017
Cash (used in) provided by:
Operating activities of continuing operations	$38,210	$48,831
Investing activities of continuing operations	(8,861)	(10,711)
Financing activities of continuing operations	(5,606)	(1,733)
Effect of exchange rate changes	(610)	1,468
Net increase in cash and cash equivalents	$23,133	$37,855
During the nine months ended September 30, 2018, net cash generated from operating activities totaling $38.2 million was primarily driven by net income of $50.7 million and $24.5 million from non-cash charges including depreciation, amortization, stock compensation, intangible asset impairment charges and exit activities, partially offset by an investment in working capital and other net assets of $37.0 million. Net cash provided by operating activities for the nine months ended September 30, 2017 totaled $48.8 million, primarily composed of net income of $37.8 million plus $20.7 million from non-cash charges including depreciation, amortization, stock compensation, and exit activities, partially offset by an investment in working capital and other net assets of $9.7 million.

During the nine months ended September 30, 2018, the cash invested in working capital and other net assets of $37.0 million included a $30.5 million and a $16.3 million increase in accounts receivable and inventories, respectively, as well as a $0.5 million decrease in accrued expenses and other non-current liabilities, partially offset by a $9.2 million increase in accounts payable and a $1.0 million decrease in other current assets and other assets. The increase in accounts receivable relate to seasonal increases in demand activity. Inventory increases are primarily due to seasonality as well as continued material cost increases. Accounts payable increased due to the seasonal increase in demand activity. The decrease in accrued expenses and other non-current liabilities was largely due to payments related to the Company's performance based incentive plans, largely offset by costs correlated to the timing of customer payments. Total other current assets and other assets primarily decreased due to the timing of prepaid expenses.
Net cash used in investing activities for the nine months ended September 30, 2018 of $8.9 million consisted of capital expenditures of $6.8 million and net cash paid for the acquisition of SolarBOS of $5.2 million partially offset by net proceeds of $3.2 million from the sale and lease-back of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2017 of $10.7 million primarily consisted of $18.3 million of net cash paid for the acquisition of Package Concierge, capital expenditures of $5.1 million and a payment of $0.2 million related to the final purchase adjustment for the acquisition of Nexus. These payments were partially offset by net proceeds of $12.9 million from the sale of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2018 of $5.6 million consisted of the purchase of treasury stock of $6.5 million due to a large number of performance awards that vested in June 2018 and payment of long-term debt borrowings of $0.4 million partially offset by the proceeds received from the issuance of common stock of $1.3 million due to stock option exercises. Net cash used in financing activities for the nine months ended September 30, 2017 of $1.7 million consisted of the purchase of treasury stock of $2.0 million and payment of long-term debt borrowings of $0.4 million partially offset by the proceeds received from the issuance of common stock of $0.7 million due to stock option exercises.
Senior Credit Agreement and Senior Subordinated Notes
Our Senior Credit Agreement is committed through December 9, 2020. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and certain real property of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company can request additional financing from the banks to increase the revolving credit facility to $500 million or to provide a term loan of up to $200 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of September 30, 2018, the Company is in compliance with all three covenants.

Interest rates on the revolving credit facility are based on the LIBOR plus an additional margin that ranges from 1.25% to 2.25% for LIBOR loans based on the Total Leverage Ratio. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.20% and 0.30% based on the Total Leverage Ratio and the daily average undrawn balance.
As of September 30, 2018, we had $290.5 million of availability under the Senior Credit Agreement net of outstanding letters of credit of $9.5 million. No amounts were outstanding under our revolving credit facility as of either September 30, 2018 or December 31, 2017.
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
Date: November 1, 2018