Form 10-K
period 2018-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2019-02-27
CIK 912562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “small reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based upon the closing sale price of the Common Stock on the NASDAQ Global Select Market on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, was approximately $1.2 billion.
As of February 25, 2019, the number of common shares outstanding was: 32,155,084

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2019Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Operational excellence is our first pillar in this strategy. We focus on reducing complexity, adjusting costs and simplifying our product offering through 80/20 initiatives (“80/20”). 80/20 is the practice of focusing on our largest and best opportunities (the “80”) and eliminating complexity associated with less profitable opportunities (the “20”). The execution of 80/20 across our businesses, along with in-lining and market rate of demand replenishment initiatives, and outsourcing initiatives for our lower volume products provided to our customers to provide the appropriate value proposition, has and will continue to improve our profitability, investment in inventory and fixed assets, and our service levels to customers.
Product innovation is our second strategic pillar. Innovation is centered on the allocation of new and existing resources to opportunities that we believe will produce sustainable returns. Our focus is on driving top line growth with new and innovative products. We are focused on those products and technologies that have relevance to the end-user and can be differentiated from our competition. Our trade focus initiatives are tailored toward reallocating sales and new product development talent to target specific end user groups in order to better understand their needs and the various market opportunities that may be available. This effort is expected to produce ideas and opportunities that generate profitable growth. Our focus on innovation is centered on our current end markets, including, postal and parcel products, residential air management, infrastructure, renewable energy and conservation. These respective markets are expected to grow based on demand for: centralized mail and parcel delivery systems, including solutions for the last mile of delivery; zero carbon footprint homes; energy sources not dependent on fossil fuels, and the growing demand for locally grown produce.

The third pillar of our strategy is portfolio management, which is a natural adjunct to the 80/20 initiative. Using the 80/20 process, we conduct strategic reviews of our customers and end markets, and allocate leadership time, capital and resources to the highest-potential platforms and businesses. As a result, we have sold and divested businesses and product lines which have helped contribute to the Company's realization of a higher rate of return on invested capital. We view portfolio management as a continuous process that will remain an important part of our strategy as we look to improve Gibraltar's long-term financial performance.

The fourth pillar of our strategy is acquisitions. We have targeted four key markets in which to make strategic acquisitions which are served by existing platforms within the Company. The target markets include: postal, parcel and storage solutions; infrastructure; residential air management; and renewable energy and conservation. These platforms are all in large markets in which the underlying trends for customer convenience and safety, energy-savings and resource conservation are of increasing importance and are expected to drive long-term demand. We believe these markets also offer the opportunity for higher returns on our investments than those we have generated in the past. The acquisitions of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015, Nexus Corporation ("Nexus") in October 2016, Package Concierge in February 2017, and most recently, SolarBOS in August 2018, were the direct result of this fourth pillar strategy. We also consider businesses outside of these four markets, as we continually search out opportunities to grow our business in large markets with expected growth in demand for the foreseeable future, where we can add value through our manufacturing expertise, 80/20 process and purchasing synergies.

The Company serves customers primarily throughout North America. Our customers include major home improvement retailers, wholesalers, industrial distributors, contractors, solar developers and institutional and commercial growers of plants. As of December 31, 2018, we operated 40 facilities, comprised of 30 manufacturing facilities, five distribution centers, and five offices, which are located in 18 states, Canada, China, and Japan. These facilities give us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in the Asian markets.

The Company operates and reports its results in the following three reporting segments:

•	Residential Products;

•	Industrial and Infrastructure Products; and

•	Renewable Energy and Conservation

The following table sets forth the primary products, applications, and end markets for each segment:
Residential Products Segment

Product	Applications	End Market

Roof and foundation ventilation products	Ventilation and whole-house air flow	Residential: new construction and repair and remodeling

Centralized mail systems and electronic package solutions	Secure storage for mail and package deliveries

Rain dispersion, trims and flashings, other accessories	Water protection; sun protection

Industrial and Infrastructure Products Segment

Product	Applications	End Market
Fabricated expanded metal and perforated metal products	Perimeter security barriers; walkways / catwalks; filtration; architectural facades	Industrial and commercial construction, automotive, energy and power generation

Structural bearings, expansion joints and pavement sealant for bridges and roadways	Preserve functionality under varying weight, wind, temperature and seismic conditions	Bridge and elevated highway construction, airport pavements
Renewable Energy and Conservation Segment

Product	Applications	End Users
Solar racking and electrical balance of systems: design, engineer, manufacture and installation	Small scale commercial solar installations	Solar developers; power companies; solar energy EPC contractors

Greenhouses: design, engineer, manufacture and installation	Retail, commercial, institutional and conservatories	Retail garden centers; conservatories and botanical gardens; commercial growers; public and private agricultural research

We believe our operating segments have established reputations as industry leaders with respect to quality, service and innovation and have achieved strong competitive positions in our markets. We attribute their competitive standing in the markets primarily to the following strengths:
Leading market share. We have a leading market position in many of the products and services we offer, and we estimate that a majority of our net sales for the year ended December 31, 2018 were derived from the sale of products in which we had one of the leading U.S. market shares. We believe we have leading market shares in five distinct product families: roof-related ventilation; postal and parcel storage; structural bearings and expansion joints for bridges and other structures; institutional and retail greenhouses; and fixed-tilt ground mount racking for photovoltaic (PV) solar systems.
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

Strong liquidity profile. We strive to manage our cash resources to ensure we have sufficient liquidity to support the seasonality of our businesses, potential downturns in economic activity, and to fund growth initiatives. During 2017 and 2018, we purchased Package Concierge for approximately $19 million and SolarBOS for approximately $6 million, respectively, both of which were funded by our cash on hand. Our liquidity as of December 31, 2018 was $588 million, including $297 million of cash and $291 million of availability under our then existing revolving credit facility. Subsequent to December 31, 2018, we redeemed all $210 million of our 6.25% Senior Subordinated Notes with existing cash on hand and refinanced our Senior Credit Agreement as further described below. We believe that our resulting low leverage and increased borrowing capacity along with enhanced flexibility in our new Senior Credit Agreement, provide us with ample liquidity which allows us to support our strategic initiatives, successfully manage our business, meet the demands of our customers, weather the cyclicality of certain end markets and take advantage of growth opportunities.
Recent developments

On January 2, 2019, the Company appointed William T. Bosway as President and Chief Executive Officer of the Company and a member of the Board of Directors. Over the past 29 years, Mr. Bosway has worked for two Fortune 500 industrial companies and brings to the Company strong leadership skills and significant experience in acquisitions, driving organic growth, lean manufacturing and continuous improvement techniques.
On January 24, 2019, we entered into the Company's Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $400 million revolving credit facility. The Senior Credit Agreement also provides the Company the opportunity, upon request, to increase the amount of the revolving credit facility to $700 million. In conjunction with entering into the Senior Credit Agreement on February 1, 2019, the Company redeemed all $210 million of its outstanding 6.25% Senior Subordinated Bonds. The amended Senior Credit Agreement provides the Company with access to capital and improves our financial flexibility.
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
On December 2, 2016, as part of its portfolio management initiative, the Company announced its intentions to exit its U.S. bar grating product line and its European residential solar racking business, within the Company’s Industrial and Infrastructure Products, and Renewable Energy and Conservation, segments, respectively. On February 6, 2017, the Company completed the sale of substantially all of its U.S. bar grating product line assets to a third party. In addition, the Company discontinued the operations of its European residential solar racking business during the first quarter of 2017. These businesses contributed a combined $75 million in revenue and pre-tax operating losses of $6 million in 2016. This initiative resulted in the sale and closing of 3 facilities in 2017.
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
On April 15, 2016, the Company sold its European industrial manufacturing business to a third party for net of cash proceeds of $8 million. This business, which supplied expanded metal products for filtration and other applications, contributed $36 million in revenue to the Company's Industrial & Infrastructure Products segment in 2015 and had nearly break-even operating results. The divestiture of this business was based on and is consistent with the Company's ongoing portfolio management assessments.
Customers and Products
Our customers are located primarily throughout North America. One customer, a home improvement retailer which purchases from both the Residential Products segment and Renewable Energy and Conservation segment, represented 12%, 12%, and 11% of our consolidated net sales for 2018, 2017 and 2016, respectively. No other customer in any segment accounted for more than 10% of our consolidated net sales.
Our products are primarily distributed to our customers using common carriers. We maintain distribution centers that complement our manufacturing plants from which we ship products and ensure on-time delivery while maintaining efficiency within our distribution process. Our customers and product offerings by segment are described below.

Residential Products
Our Residential Products segment services the residential repair and remodeling and to a lesser extent new housing construction markets in North America with products including roof and foundation ventilation products, centralized mail systems and electronic package solutions, out-door living products (retractable sun-shades), rain dispersion products and other roofing and related accessories. Our residential product offerings are sold through a number of sales channels including major retail home centers, building material wholesalers, building product distributors, buying groups, roofing distributors, residential contractors, and postal services distributors and providers. This segment operates 12 manufacturing facilities throughout the United States giving it a base of operations to provide manufacturing capability of high quality products, customer service, delivery and technical support to a broad network of regional and national customers across North America.
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
Within our Residential Products businesses, we are constantly striving to improve our product/solution offerings by introducing new products, enhancing existing products, adapting to building code and regulatory changes, and providing new and innovative solutions to homeowners and contractors. New products introduced in recent years include electronic parcel lockers, roof top safety kits, chimney caps, heat trace coils, exterior, remote-controlled deck awnings for sun protection, and high-efficiency and solar-powered ventilation products. Our electronic parcel lockers and parcel room systems provide residents in multi-family communities a secure storage receptacle to handle both package deliveries and receipt of other delivered goods. Our ventilation and roof flashing products provide protection and extend the life of structures while providing a safer, healthier environment for residents. Our cluster box mail delivery products provide delivery cost savings to the postal service while offering secure storage for delivered mail and packages. Our building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, and various resins.
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
Industrial and Infrastructure Products
Our Industrial and Infrastructure Products segment serves a variety of end markets such as industrial and commercial construction, highway and bridge construction, automotive, airports and energy and power generation through a number of sales channels including discrete and process manufacturers, steel fabricators and distributors, commercial and transportation contractors, and power generating utilities. Our Industrial and Infrastructure product offerings include perimeter security, expanded and perforated metal, plank grating, as well as, expansion joints and structural bearings for roadways and bridges. We operate 10 manufacturing facilities and 3 distribution centers throughout the United States and Canada giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and provide us with manufacturing and distribution efficiencies in North America.
Our expanded and perforated metal and plank grating is used in walkways, catwalks, architectural facades, perimeter security barriers, shelving, and other applications where both visibility and security are necessary. Our fiberglass grating is used by our customers where high strength, light weight, low maintenance, corrosion resistance and non-conductivity are required. Our remaining product offerings in this segment include expansion joint systems, bearing assemblies, and pavement sealing systems used in bridges, elevated highways, airport runways, and rail crossings.
We strive to improve our offerings of industrial and infrastructure products by introducing new products, enhancing existing products, adjusting product specifications to respond to commercial building code and regulatory changes, and providing additional solutions to original equipment manufacturers and contractors. New products introduced in recent years include customized perforated and expanded metal to penetrate a range of new markets such as architectural facades for buildings (museums, sports stadiums and retail outlets) and perimeter security barriers for protecting critical infrastructure. In addition, we have extended our transportation infrastructure products into new markets. For example, our long-lasting pavement sealants for roadways are now being installed on airport runways, our structural bearings for elevated highways and bridges have been installed on an offshore oil production platform, and our corrosion-protection products for cable-suspension bridges are now marketed and sold internationally.
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
Renewable Energy and Conservation
The Renewable Energy and Conservation segment is primarily a designer and manufacturer of fully-engineered solutions for solar mounting systems and greenhouse structures. This segment offers a fully integrated approach to the design, engineering, manufacturing and installation of solar racking systems, including electrical balance of systems, and commercial, institutional, and retail greenhouse structures servicing customers, such as solar owners and developers, retail garden centers, conservatories and botanical gardens, commercial growers, and schools and universities. We have 8 manufacturing facilities and 2 distribution centers and operate in the United States, China and Japan.
An integral part of each customer project is the fabrication of specifically designed metal structures for highly-engineered applications including: racking for ground-mounted solar arrays; single-axis solar tracker solutions; carports that integrate solar PV panels; as well as commercial-scale greenhouses and other glass structures. Both the solar racking and greenhouse projects involve holding glass and plastic to metal and use the same raw materials including steel and aluminum. Most of our production is completed using CNC machines, roll forming machines, laser cutters and other fabrication tools. The structural metal components are designed, engineered, fabricated and installed in accordance with applicable building codes.
We strive to improve our offerings of products by introducing new products, enhancing existing products, adjusting product specifications to respond to commercial building codes and regulatory changes, and providing solutions to contractors and end users. New products introduced in recent years include single-axis tracker systems, metal framed structures for car washes, and solar racking systems for carports and canopies. Our single-axis tracker systems within our within our solar mounting solutions group, provide flexibility to adapt to a variety of site conditions that impact tracker site designs when using other solutions in the market and can vastly reduce the costs associated with civil work on projects. The patented design eliminates complexities incorporated in the traditional systems, thus simplifying the operations and maintenance of the system, along with streamlining the installation process. Our car washes serve a market preference for light- transparent structures. Solar racking systems for carports serve as protection for cars from the effects of the sun and intense heat while providing a renewable energy resource. Similarly, solar racking systems installed on idle land, such as solid waste landfills, converts such land into a useful property by providing power generating capabilities.
Engineering and Technical Services
Our business segments employ engineers and other technical personnel to perform a variety of key tasks. These personnel staff fully-equipped, modern laboratories to support our operations. These laboratories enable us to verify, analyze, and document the physical, chemical, metallurgical, and mechanical properties of our raw materials and products. In addition, our engineering staff employs a range of drafting software to design highly specialized and technically precise products. In our Industrial and Infrastructure Products and Renewable Energy and Conservation segments, drawings are signed and sealed by licensed engineers. Technical service personnel also work in conjunction with our sales force in the new product development process to determine the types of products and services that suit the particular needs of our customers.
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

The primary raw materials we purchase are flat-rolled and plate steel, aluminum, and resins. We purchase flat-rolled and plate steel and aluminum at regular intervals on an as-needed basis, primarily from the major North American mills, as well as, a limited amount from domestic service centers and foreign steel importers. Substantially all of our resins are purchased from domestic vendors, primarily through distributors, with a small amount purchased directly from manufacturers. Supply has historically been adequate from these sources to fulfill our needs. Because of our strategy to develop longstanding relationships in our supply chain, we have been able to adjust our deliveries of raw materials to match our required inventory positions to support our on-time deliveries to customers while allowing us to manage our investment in inventory and working capital. Management continually examines and improves our purchasing practices across our geographically dispersed facilities in order to streamline purchasing across similar commodities.
We purchase natural gas and electricity from suppliers in proximity to our operations.

Intellectual Property
We actively protect our proprietary rights by the use of trademark, copyright, and patent registrations. While we do not believe that any individual item of our intellectual property is material, we believe our trademarks, copyrights, and patents provide us with a competitive advantage when marketing our products to customers. We also believe our brands are well recognized in the markets we serve and we believe they stand for high-quality manufactured goods at a competitive price. These trademarks, copyrights, and patent registrations allow us to help maintain product leadership positions for the goods we offer. In 2018, 11% of our annual revenues were generated from patented products.

Sales and Marketing
Our products and services are sold primarily by channel partners who are called on by our sales personnel and outside sales representatives located throughout North America. We have organized sales teams to focus on specific customers and national accounts through which we provide enhanced supply solutions and improve our ability to increase the number of products that we sell. Our sales staff works with certain retail customers to optimize shelf space for our products which is expected to increase sales at these locations. Our sales regularly involve competitive bidding processes, and our reputation for meeting delivery time lines and strict specifications make us a preferred provider for many customers.
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
Backlog
While the majority of our products have short lead time order cycles, we have aggregated approximately $161 million of backlog at December 31, 2018. The backlog primarily relates to certain business units in our Industrial and Infrastructure Products and our Renewable Energy and Conservation segments. We believe that the majority of our backlog will be shipped, completed and installed during 2019.
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

Seasonality
The Company’s business has historically been subjected to seasonal influences, with higher sales typically realized in the second and third quarters. General economic forces, such as tax credit expirations and imposed tariffs, along with changes in the Company’s customer mix have shifted traditional seasonal fluctuations in revenue over the past few years.
Governmental Regulation
Our production processes involve the use of environmentally regulated materials. We believe that we operate our business in material compliance with all federal, state and local environmental laws and regulations, and do not anticipate any material adverse effect on our financial condition or results of operations to maintain compliance with such laws and regulations. However, we could incur operating costs or capital expenditures in complying with new or more stringent environmental requirements in the future or with current requirements if they are applied to our manufacturing facilities or distribution centers in a way we do not anticipate. In addition, new or more stringent regulation of our energy suppliers could cause them to increase the price of energy.
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

Employees
The Company employed 1,939 and 2,022 employees at December 31, 2018 and 2017, respectively.

Senior Management Team
Our senior management team is composed of talented and experienced managers possessing broad experience in operational excellence, new product development, and driving profitable growth gained over multiple business cycles:
William Bosway - President, Chief Executive Officer (CEO) and a member of the Board of Directors. Mr. Bosway was appointed President, Chief Executive Office (CEO) and a member of the Board of Directors effective January 2, 2019. Mr. Bosway joined our Company with extensive experience in global manufacturing industries, driving organic growth, acquisitions, lean manufacturing and continuous improvement techniques. Mr. Bosway was appointed as successor to the former CEO and President, Frank Heard, who announced that he would retire in March 2020.
Frank Heard - Vice Chair of the Board of Directors. Mr. Heard was appointed Vice Chair effective January 2, 2019 after announcement of his intentions to retire from the Company in March 2020. As the former CEO and President of the Company since January 2015, Mr. Heard will assist in transitioning Mr. Bosway in the role of CEO. Mr. Heard was hired in May 2014 to serve as the Company's as President and Chief Operating Officer.
Timothy Murphy - Chief Financial Officer (CFO) and Senior Vice President (SVP). Mr. Murphy was appointed CFO and SVP of the Company on April 1, 2017. Mr. Murphy joined the Company in 2004 as Director of Financial Reporting, and subsequently served as the Company's Vice President, Treasurer and Secretary.
Cherri Syvrud - SVP of Human Resources and Organizational Development. Ms. Syvrud was appointed SVP of Human Resources and Organizational Development on April 1, 2016. Ms. Syvrud joined the Company with significant experience in human resources and organization development, including 25 years of employment at Illinois Tool Works, Inc.

Jeffrey Watorek - Vice President, Treasurer and Secretary. Mr. Watorek was appointed as Vice President, Treasurer and Secretary on April 1, 2017. Mr. Watorek joined the Company in 2008 as Manager of Financial Reporting, and subsequently served as the Company's Director of Financial Planning and Analysis.

Item 1A.	Risk Factors
Our business, financial condition and results of operations, and the market price for the Company's common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business and other risks affecting the Company. Consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K. These risks are not the only risks we face. Our business operations and the market for our securities could also be adversely affected by additional factors that are not presently known to us or that we currently consider to be immaterial in our operations.
Macroeconomic factors outside of our control may adversely affect our business, our industry, and the businesses and industries of many of our customer and suppliers.
Macroeconomic factors have a significant impact on our business, customer demand and the availability of credit and other capital, affecting our ability to generate profitable margins. Our operations are subject to the effects of domestic and international economic conditions including government monetary and trade policies, tax laws and regulations, as well as, the relative debt levels of the U.S. and the other countries in which we sell our products. Tariffs placed on imported products used by our customers, such as solar panels, may negatively impact demand for our solar racking systems. In addition, fluctuations in the U.S. dollar impacts the prices we charge and costs we incur to export and import products.
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

Increases in future levels of leverage and size of debt service obligations could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of December 31, 2018, we had total indebtedness of $212 million, before unamortized debt issuance costs, of which, $1.6 million was long term debt. Subsequent to the year end, on February 1, 2019, the Company redeemed the $210 million of indebtedness outstanding under its 6.25% Senior Subordinated Notes using available cash on hand and leaving only $1.6 million of long term debt outstanding. Nonetheless, we may need to incur debt in the future to fund strategic acquisitions, investments or for other purposes, which debt could have significant adverse consequences to our business. Our Senior Credit Agreement entered into on January 24, 2019 contains several financial and other restrictive covenants. A significant decline in our operating income along with increased levels of debt could cause us to violate these covenants which could result in our incurring of additional financing fees that would be costly and adversely affect our profitability and cash flows. We may also use our Senior Credit Agreement or otherwise incur additional debt for acquisitions, operations and capital expenditures that could adversely impact our ability to meet these covenants.

We apply judgments and make estimates in accounting for contracts, and changes in these judgments or estimates may have significant impacts on our earnings.
Changes in judgments or required estimates and any subsequent adjustments to those judgments or estimates (such as performance incentives, penalties, contract claims and contract modifications) could have a material adverse effect on sales and profits. Due to the substantial judgments applied and estimations involved with this process, our actual results could differ materially or could be settled unfavorably from our estimates. Revenue representing 32% and 28% of 2018 and 2017 consolidated net sales, respectively, were recognized over time under the cost-to-cost method. Refer to “Critical Accounting Estimates” within Item 7 of this Form 10-K for more detail of how our financial statements can be affected by accounting for revenue from contracts with customers.

A significant portion of our net sales are concentrated with a few customers. The loss of those customers would adversely affect our business, results of operations, and cash flows.

A loss of sales, whether due to decreased demand from the end markets we serve or from any significant customer in these markets, a decrease in the prices that we can realize from sales of our products to customers in these markets, or a loss, bankruptcy, or significant decrease in business from any of our major customers, could have a significant adverse effect on our profitability and cash flows. Our ten largest customers accounted for approximately 38%, 36%, and 30%, of our net sales during 2018, 2017, and 2016, respectively, with our largest customer, a retail home improvement center, accounting for approximately 12%, 12%, and 11% of our consolidated net sales during 2018, 2017 and 2016, respectively.

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
Historically, we have grown through a combination of internal growth plus external expansion through acquisitions. Although we intend to continue to seek additional acquisition opportunities in accordance with our business strategy, we cannot provide any assurance that we will be able to identify appropriate acquisition candidates, or, if we do, that we will be able to negotiate successfully the terms of an acquisition, finance the acquisition or integrate the acquisition into our existing operations. Failure to integrate any acquisition successfully may cause significant operating inefficiencies, result in the incurring of unforeseen obligations or loss of customers and could adversely affect our profitability. Consummating a large acquisition could require us to raise additional funds through additional equity or debt financing, which could increase our interest expense and reduce our cash flows and available funds.

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
Our success is dependent on the management and leadership skills of our senior executive and divisional management teams. The unexpected loss of any of these individuals, or our inability to attract and retain additional personnel could prevent us from successfully executing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel other than Frank G. Heard, our Vice Chairman of the Board.

We could incur substantial costs in order to comply with, or to address any violations of, environmental, health and safety laws.
Our operations and facilities are subject to a variety of stringent federal, state, local, and foreign laws and regulations relating to the protection of the environment and human health and safety. Compliance with these laws and regulations sometimes involves substantial operating costs and capital expenditures, and failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial costs and liabilities, such as fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations, including claims arising from the businesses and facilities that we have sold. For certain businesses we have divested, we have provided limited indemnifications for environmental contamination to the successor owners. We have also acquired and continue to acquire businesses and facilities to add to our operations. While we sometimes receive indemnification for pre-existing environmental contamination, the party providing the indemnification may not have sufficient resources to cover the cost of any required measures. Certain facilities of ours have been in operation for many years and we may be liable for remediation of any contamination at our current or former facilities; or at off-site locations where wastes have been sent for disposal, regardless of fault or whether we, our predecessors or others are responsible for such contamination. We have been responsible for remediation of contamination at some of our locations and, while such costs have not been material to date, the cost of remediation of any of these and any newly-discovered contamination cannot be quantified, and we cannot assure you that it will not materially affect our profits or cash flows. Changes in environmental laws, regulations or enforcement policies, including without limitation new or additional regulations affecting disposal of hazardous substances and waste, greenhouse gas emissions or use of fossil fuels, could have a material adverse effect on our business, financial condition, or results of operations.
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
Although the large majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in Canada, China and Japan, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 5% of our consolidated net sales during the year ended December 31, 2018. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, such as the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements. In addition, any local or global health issue or uncertain political climates, international hostilities, natural disasters, or any terrorist activities could adversely affect customer demand, our operations and our ability to source and deliver products and services to our customers.

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
We are involved in product liability, product warranty and other claims relating to the products we manufacture and distribute. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts for product liability and other claims, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our Company. We cannot assure you that any current or future claims will not adversely affect our reputation, financial condition, operating results, and cash flows.

If events occur or indicators of impairment are present that may cause the carrying value of long-lived and indefinite-lived assets to no longer be recoverable or to exceed the fair value of the asset, or that may lead to a reduction in the fair value of the asset, significant non-cash impairment charges to earnings may be taken that may have a material adverse impact on our results of operations.
In prior years, we have recorded significant non-cash impairment charges for goodwill and other intangible assets as a result of reductions in the estimated fair values of certain businesses. It is possible that we will be required to record additional non-cash impairment charges to our earnings in the future, which could be significant and have a material adverse impact on our results of operations. Refer to “Critical Accounting Estimates” within Item 7 of this Form 10-K for more detail of how our financial statements can be affected by asset impairment.

The expiration, elimination or reduction of solar rebates, credits and incentives may adversely impact our business.
A variety of federal, state and local government agencies provide incentives to promote electricity generation from renewable sources such as solar power. These incentives are in the form of rebates, tax credits and other financial incentives which help to motivate end users, distributors, system integrators and others to install solar powered generating systems. Any changes to reduce, shorten or eliminate the scope and availability of these incentive programs could materially and adversely impact the demand for our related products, our financial condition and results of operations.

Recently imposed tariffs and potential future tariffs may result in increased costs and could adversely affect our results of operations.

In 2018, the United States imposed Section 232 tariffs on certain steel (25%) and aluminum (10%) products imported into the U.S. These tariffs have created volatility in the market and have increased the costs of these inputs. Increased costs for imported steel and aluminum products have lead domestic sellers to respond with market-based increases to prices for such inputs as well. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased costs, shifting in competitive positions and a decreased available supply of steel and aluminum as well as additional imported components and inputs. We may not be able to pass price increases on to our customers and may not be able to secure adequate alternative sources of steel and aluminum on a timely basis. While retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, we cannot predict further developments. The tariffs could adversely affect the income from operations for certain of our businesses and customer demand for certain of our products which could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal executive office and headquarters is located in Buffalo, New York, in a leased facility. As of December 31, 2018, we operated 34 domestic facilities and 6 foreign facilities, of which 28 were leased and 12 were owned. We believe the facilities we operate and their equipment are effectively utilized, well maintained, in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. Our manufacturing sites are located to optimize customer service, market requirements, distribution capability and freight costs. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities. Most recently, our operational excellence initiatives and portfolio changes have enabled us to reduce, and may further enable us to reduce in the future, the number of facilities necessary to meet our customer needs.

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

As of February 25, 2019, there were 62 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of shareholders because of the number of shares that are held by nominees.

The Company did not declare any cash dividends during the years ended December 31, 2018 and 2017. Subsequent to December 31, 2018, the Company used existing cash on hand to redeem its $210 million of 6.25% Senior Subordinated 6.25% Notes and intends to use the remaining cash and cash generated by operations to reinvest in the businesses. The Company's disclosure in Item 7 of this Annual Report on Form 10-K regarding Liquidity and Capital resources and disclosures in Note 9 of the Company’s audited consolidated financial statements included in Item 8 provides additional information regarding restrictions on potential dividends.

Performance Graph
The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2018. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2013 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gibraltar Industries Inc., the S&P Smallcap 600 Index, and S&P SmallCap 600 Industrials

$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
224
191
178
149
137
136
131
106
87
104
116
131
113
99
89
Gibraltar Industries Inc.
S&P Smallcap 600
S&P SmallCap 600 Industrials

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
Net sales	$1,002,372	$986,918	$1,007,981	$1,040,873	$862,087
Intangible asset impairment	$1,552	$247	$10,175	$4,863	$107,970
Income (loss) from operations	$93,968	$92,849	$73,488	$48,732	$(70,417)
Interest expense	$12,064	$14,032	$14,577	$15,003	$14,421
Income (loss) before taxes	$79,945	$77,908	$49,983	$37,100	$(84,750)
Provision for (benefit of) income taxes	$16,136	$14,943	$16,264	$13,624	$(2,958)
Income (loss) from continuing operations	$63,809	$62,965	$33,719	$23,476	$(81,792)
Income (loss) from continuing operations per share – Basic	$2.00	$1.98	$1.07	$0.75	$(2.63)
Weighted average shares outstanding – Basic	31,979	31,701	31,536	31,233	31,066
Income (loss) from continuing operations per share – Diluted	$1.96	$1.95	$1.05	$0.74	$(2.63)
Weighted average shares outstanding – Diluted	32,534	32,250	32,069	31,545	31,066
Current assets	$544,553	$462,764	$391,197	$351,422	$360,431
Current liabilities	$392,872	$171,033	$152,088	$185,395	$134,085
Total assets	$1,061,645	$991,385	$918,245	$889,772	$810,471
Total debt	$210,405	$210,021	$209,637	$209,282	$209,911
Total shareholders’ equity	$596,693	$531,719	$460,880	$410,086	$387,229
Capital expenditures	$12,457	$11,399	$10,779	$12,373	$23,291
Depreciation	$12,152	$12,929	$14,477	$17,869	$19,712
Amortization	$8,222	$8,761	$9,637	$12,679	$5,720

As described in Note 1 to the Company's Consolidated Financial Statements, the Company has adopted ASC 606 - Revenue from Contracts with Customers effective January 1, 2018. As such, all prior period information has not been restated and continues to be reported under the accounting standard in effect for that period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s risk factors and its consolidated financial statements and notes thereto included in Item 1A and Item 8, respectively, of this Annual Report on Form 10-K. Certain information set forth in this Item 7 constitutes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions, and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” on page 3 of this Annual Report on Form 10-K.
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
The Company serves customers primarily throughout North America. Our customers include major home improvement retailers, wholesalers, industrial distributors, contractors, solar developers and institutional and commercial growers of plants. As of December 31, 2018, we operated 40 facilities in 18 states, Canada, China and Japan which includes 30 manufacturing facilities and five distribution centers, giving us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and providing us with manufacturing and distribution efficiencies in North America, as well as a presence in Asian markets.

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
In 2018, we completed the fourth year of our five year transformation strategy, delivering on our promise of making more money, at a higher rate of return, with a more efficient use of capital for the fourth year in a row. By executing on our four-pillar strategy, we:

•	Achieved continued margin improvement from 80/20 simplification initiatives;

•
Recovered material cost inflation in a volatile environment caused by the steel and aluminum tariffs announced earlier in the year. By fairly allocating price increases by market and by segment, we recovered costs while ensuring that our customers remain competitive;

•	Increased the percentage of higher-margin patented products, achieving organic growth through the commercialization of our perimeter security and solar tracker solutions;

•	Further refined our portfolio to limit our downside risk and take advantage of rising tides in the renewable energy and conservation segments; and

•	Positioned the Company for the next step in its transformation by reducing our debt and bringing on a new CEO with proven expertise in achieving organic and M&A growth.

We believe the key elements of our strategy enabled us, and will continue to allow us, to respond timely to changes in the end markets we serve. We have and expect to continue to examine the need for restructuring of our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. As noted above in our accomplishments for 2018, we believe our current strategy enabled us to better react to volatility in commodity costs and fluctuations in customer demand, along with helping to improve margins. We have used the improved cash flows generated by these initiatives to pay down and maintain low levels of debt, improve our liquidity position, and invest in growth initiatives. Overall, we continue to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns.

Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2018		2017
Net sales	$1,002,372	100.0%	$986,918	100.0%
Cost of sales	760,012	75.8%	750,374	76.0%
Gross profit	242,360	24.2%	236,544	24.0%
Selling, general, and administrative expense	146,840	14.6%	143,448	14.6%
Intangible asset impairment	1,552	0.2%	247	—%
Income from operations	93,968	9.4%	92,849	9.4%
Interest expense	12,064	1.2%	14,032	1.4%
Other expense	1,959	0.2%	909	0.1%
Income before taxes	79,945	8.0%	77,908	7.9%
Provision for income taxes	16,136	1.6%	14,943	1.5%
Income from continuing operations	63,809	6.4%	62,965	6.4%
Loss from discontinued operations	—	—%	(405)	(0.1)%
Net income	$63,809	6.4%	$62,560	6.3%
The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

	2018	2017	Total Change
Net sales:
Residential Products	$463,216	$466,603	$(3,387)
Industrial and Infrastructure Products	223,006	215,211	7,795
Less Inter-Segment Sales	(1,103)	(1,247)	144
	221,903	213,964	7,939
Renewable Energy and Conservation	317,253	306,351	10,902
Consolidated	$1,002,372	$986,918	$15,454

Consolidated net sales increased by $15.5 million, or 1.6%, for 2018 compared to 2017. The increase was primarily the result of a 4.6% increase in pricing to customers, along with incremental sales generated from our recent acquisition of SolarBOS in our Renewable Energy and Conservation segment in August of 2018, partially offset by a 3.8% decrease in net sales volume.

Net sales in our Residential Products segment decreased 0.7%, or $3.4 million, to $463.2 million in 2018 compared to $466.6 million in 2017. The decrease from the prior year was primarily due to higher storm-related roofing activity in 2017, and a slight decline in the commercial/multi-family construction market, partially offset by steady customer demand for rain dispersion products.
Net sales in our Industrial and Infrastructure Products segment increased 3.7%, or $7.9 million, to $221.9 million in 2018 compared to $214.0 million in 2017. The increase in revenue in the current year was primarily the combined result of pricing actions along with contributions from new innovative industrial products.
Net sales in our Renewable Energy and Conservation segment increased 3.6%, or $10.9 million, to $317.3 million in 2018 compared to $306.4 million in 2017. Continued traction of innovative products along with contributions from the acquisition of SolarBOS in August 2018 drove the increased revenues.
Our consolidated gross margin increased to 24.2% for 2018 compared to 24.0% for 2017. The improved margin was the result of 80/20 profit improvement initiatives offsetting the margin impact of material cost inflation recovery actions.
Selling, general, and administrative ("SG&A") expenses increased by $3.4 million, or 2.4%, to $146.8 million for 2018 from $143.4 million for 2017. The $3.4 million increase was due to a $4.3 million increase in performance-based compensation expenses, partially offset by a $1.4 million decrease in restructuring charges related to our 80/20 initiatives. SG&A expenses as a percentage of net sales was 14.6% for both 2018 and 2017.
During 2018, we recognized intangible asset impairment charges of $1.6 million. The impairment was primarily the result of a reduction in fair values of indefinite-lived trademarks in our Renewable Energy and Conservation segment along with charges resulting from a realignment of businesses within this segment. In 2017, we recognized intangible asset impairment charges of $0.2 million related to indefinite-lived trademarks in our Renewable Energy and Conservation segment due to a realignment of businesses within this segment.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

	2018		2017		Total Change
Income from operations:
Residential Products	$69,838	15.1%	$76,893	16.5%	$(7,055)
Industrial and Infrastructure Products	15,336	6.9%	8,159	3.8%	7,177
Renewable Energy and Conservation	37,423	11.8%	30,218	9.9%	7,205
Unallocated Corporate Expenses	(28,629)	(2.9)%	(22,421)	(2.3)%	(6,208)
Consolidated income from operations	$93,968	9.4%	$92,849	9.4%	$1,119

Our Residential Products segment generated an operating margin of 15.1% in 2018 compared to an operating margin of 16.5% in 2017. The decrease in operating margin is primarily due to a decrease in volume leverage along with the effects of an unfavorable product mix and a $1.5 million increase in restructuring charges as compared to the prior year.
Our Industrial and Infrastructure Products segment operating margin increased to 6.9% in 2018 compared to 3.8% in 2017. The improved margin year over year was the result of a more favorable alignment of material costs to customer selling prices along with operational efficiencies resulting from the Company’s 80/20 initiatives and higher demand for our new innovative industrial products.
The Renewable Energy and Conservation segment generated an operating margin of 11.8% in 2018 compared to 9.9% in 2017. The improvement in margin was primarily the result of volume and operational improvements resulting from the Company’s 80/20 initiatives and lower charges for these initiatives as compared to the prior year.
Unallocated corporate expenses increased $6.2 million, or 27.7%, for 2018 from $22.4 million for 2017 to $28.6 million for 2018. The higher expenses in the current year were primarily the result of a $4.3 million increase in performance-based compensation expenses as compared to the prior year.
The Company recorded other expense of $2.0 million in 2018 and $0.9 million in 2017, respectively. The increase in other expense from the prior year was due to the $3.1 million reversal of an indemnification asset resulting from the lapse in the statute of limitations of an uncertain tax position related to an acquisition, partially offset by gains from foreign currency fluctuations.
Interest expense decreased $2.0 million to $12.1 million for 2018 from $14.0 million for 2017. The decrease in expense was due to the offsetting effect of income earned on our interest-bearing cash balances for the current year compared to the prior year. During 2018 and 2017, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $16.1 million, an effective tax rate of 20.2%, for 2018 compared with a provision for income taxes of $14.9 million, an effective tax rate of 19.2%, for 2017. The difference between the Company's recorded charge for 2018 and the expense that would result from applying the U.S. statutory rate of 21% is primarily due to net favorable discrete items and a benefit from the 2018 reversal of an uncertain tax position related to an acquisition as a result of the lapse of the statute of limitations. On December 22, 2017, the United States enacted the the Tax Cuts and Jobs Act ("Tax Reform Act") which significantly changes U.S. tax laws by lowering the federal corporate income tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriated foreign earnings, moving to a territorial tax system, broadening the tax base and other changes. Due to this new legislation, a net benefit of $12.5 million was recorded in 2017, the result of a $16.2 million benefit primarily from the re-measurement of our net U.S. deferred tax liabilities at the lower corporate tax rate partially offset by an expense of $3.7 million related to foreign earnings.
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

Outlook

For 2019, we begin the year with confidence in the end markets we target across our businesses but are cautious about the general economy, trade actions, and continued volatility in material costs. Our plan is to accelerate innovative product development, continue to drive 80/20 across our businesses and processes, and seek acquisitions in attractive end markets. At the end of the year, we expect to deliver increased profits and make excellent progress in establishing a robust platform for sustainable organic growth.
The Company is providing its guidance for revenues and earnings for the full year 2019. Gibraltar expects 2019 consolidated revenues to be in the range of $1.03 billion and $1.05 billion, up from $1.0 billion for 2018. GAAP EPS for full year 2019 is expected to be between $1.95 and $2.10, compared with $1.96 in 2018.
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
As of December 31, 2018, our liquidity of $587.8 million consisted of $297.0 million of cash and $290.8 million of availability under our revolving credit facility as compared to liquidity of $511.1 million as of December 31, 2017. On January 24, 2019, we entered into the Company's Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $400 million revolving credit facility. The Senior Credit Agreement also provides the Company the opportunity, upon request, to increase the amount of the revolving credit facility to $700 million. Utilizing existing cash on hand, the Company repaid $210 million of 6.25% Senior Subordinated Bonds on February 1, 2019. We believe that our resulting low leverage and increased borrowing capacity along with enhanced flexibility in our new Senior Credit Agreement, provide us with ample liquidity. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and larger acquisitions may require additional borrowings and/or the issuance of our common stock.
Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2018, our foreign subsidiaries held $34.3 million of cash in U.S. dollars. As a result of the Tax Cuts and Jobs Act ("Tax Reform Act") signed into law on December 22, 2017, $22.5 million of our cash held by foreign subsidiaries at December 22, 2017, is expected to be repatriated to the U.S. Subsequent cash generated by our foreign subsidiaries will be reinvested into their operations.

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

Cash Flows
The following table sets forth selected cash flow data for the years ended December 31 (in thousands):

	2018	2017
Cash provided by (used in):
Operating activities of continuing operations	$97,545	$70,070
Investing activities of continuing operations	(14,549)	(16,797)
Financing activities of continuing operations	(6,180)	(2,598)
Effect of exchange rate changes	(2,090)	1,428
Net increase in cash and cash equivalents	$74,726	$52,103
During the year ended December 31, 2018, we generated net cash from operating activities totaling $97.6 million, composed of net income of $63.8 million plus non-cash net charges totaling $38.5 million that included depreciation, amortization, deferred income taxes, stock compensation, intangible asset impairment and non-cash exit activity costs, partially offset by a net investment in working capital of $4.7 million. Net cash provided by operating activities for the year ended December 31, 2017 was $70.1 million primarily driven by income from continuing operations of $63.0 million along with non-cash net charges totaling $22.1 million that included depreciation, amortization, deferred income taxes, stock compensation, and non-cash exit activity costs, partially offset by a increase in working capital of $15.0 million.
During 2018, the cash invested in working capital and other net assets of $4.7 million included $16.9 million increase in inventory and $4.8 million decrease in accounts payable, partially offset by a $9.7 million decrease in accounts receivable and a $7.3 million increase in accrued expenses and other non-current liabilities. The increase in inventory was due to material cost increases along with increased unit volume to hedge against potential supply shortages due to tariffs. Accounts payable decreased due to seasonality and timing of year-end vendor payments. The decrease in accounts receivable, which includes costs in excess of billings, is primarily the result of the seasonality of customer contracts and related payments received that impact our business. The increase in accrued expenses and other non-current liabilities was due to both billings in excess of costs correlated to the timing of customer payments on contracts in progress and customer deposits on contracts in backlog at the end of the year, partially offset by payments related to the Company's performance based incentive plans.
Net cash used in investing activities for 2018 of $14.5 million consisted of capital expenditures of $12.5 million and net cash paid for the acquisition of SolarBOS of $5.2 million partially offset by net proceeds of $3.2 million from the sale and lease-back of property and equipment. Net cash used in investing activities for 2017 of $16.8 million primarily consisted of $18.3 million of net cash paid for the acquisition of Package Concierge, capital expenditures of $11.4 million and a payment of $0.2 million related to the final purchase adjustment for the acquisition of Nexus. These payments were partially offset by net proceeds of $13.1 million from the sale of property and equipment.
Net cash used in financing activities for 2018 of $6.2 million consisted of the purchase of treasury stock of $7.2 million primarily due to a large number of performance awards that vested in June 2018 and payment of long-term debt borrowings of $0.4 million partially offset by the proceeds received from the issuance of common stock of $1.4 million due to stock option exercises. Net cash used in financing activities for 2017 of $2.6 million consisted of the purchase of treasury stock of $2.9 million and payments of long-term debt borrowings of $0.4 million offset by the proceeds received from the issuance of common stock of $0.7 million.
Senior Credit Agreement and Senior Subordinated Notes
Our new Senior Credit Agreement is committed through January 23, 2024. Borrowings under the 2019 Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. The Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the banks to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of December 31, 2018, the Company is in compliance with all three covenants.

Interest rates on the revolving credit facility are based on the LIBOR plus 1.125%. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance.
As of December 31, 2018, we had $290.8 million of availability under our then existing revolving credit agreement, net of outstanding letters of credit of $9.2 million. No amounts were outstanding under our then existing revolving credit facility as of December 31, 2018 or 2017.
In addition to our Senior Credit Agreement, the Company issued $210.0 million of 6.25% Notes in January 2013 all of which were repaid February 1, 2019 with existing cash on hand. Provisions of the 6.25% Notes included, without limitation, restrictions on indebtedness, liens, and distributions from restricted subsidiaries, asset sales, affiliated transactions, dividends, and other restricted payments. Dividend payments were subject to annual limits and interest was paid semiannually on February 1 and August 1 of each year.
Off Balance Sheet Arrangements
As of December 31, 2018, the Company did not have any off balance sheet arrangements, other than operating leases, that had or were reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. On January 1, 2019, the Company adopted Accounting Standards Update 2016-02 Leases (ASC 842) which requires the Company to record operating leases and right of use assets on its balance sheet. See Note 1 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information on this recent accounting pronouncement to be adopted January 1, 2019.

Contractual Obligations
The following table summarizes by category our Company’s expected future cash outflows associated with contractual obligations in effect at December 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Fixed rate debt	$210,000	$210,000	$—	$—	$—
Interest on fixed rate debt	1,094	1,094	—	—	—
Operating lease obligations	38,684	14,304	14,066	8,609	1,705
Pension and other post-retirement payments	5,290	597	1,427	972	2,294
Management stock purchase plan (1)	15,287	5,695	6,893	2,333	366
Variable rate debt (including interest) (2)	2,090	432	843	815	—
Performance stock unit awards	9,082	9,082	—	—	—
Other	329	—	329	—	—
Total	$281,856	$241,204	$23,558	$12,729	$4,365

(1)    Includes amounts due to retired participants of the Management Stock Purchase Plan (MSPP). Excludes the future payments due to active participants of the MSPP, which represents a liability of $14.1 million as of December 31, 2018. The timing of future payments to active participants cannot be accurately estimated as we are uncertain of when active participants’ service to the Company will terminate. Active participants include those with pending retirements. Our policy does not recognize the contractual obligation until the participant has officially retired.
(2)    Calculated using the interest rate in effect of 1.75% at December 31, 2018.
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
Our most critical accounting estimates that require most difficult, subjective and complex judgments include:

•	revenue recognition on contracts; and

•	the assessment of recoverability of goodwill and other indefinite-lived intangible assets.
Management reviews these estimates on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Revenue Recognition on Contracts
The vast majority of our sales contracts are for standard products with revenue recognized at the point in time we transfer control to the customer. The point in time we transfer control is based on when we determine the customer has legal title, significant risks and rewards of ownership of the asset, and we have a present right to payment for the product. However, revenue representing 32% and 28% of our 2018 and 2017 consolidated net sales, respectively, was recognized over time under the cost-to-cost method as we satisfied our performance obligations. This method of revenue recognition pertains to activities within the Industrial and Infrastructure Products and the Renewable Energy and Conservation segments.

Revenue recognized on contracts over time using the cost-to-cost method for measuring progress is recognized as work progresses toward completion based on the ratio of cumulative costs incurred to date to estimated total contract costs at completion. Revenues are recognized proportionally as costs are incurred under this method. Estimates of the total costs at completion for the performance obligations involves subjective judgment and estimation to determine total costs expected to be incurred by the time the performance obligation has been completed and accepted by the customer. The estimates of total costs to be incurred at completion of each contract are sensitive to significant judgments and assumptions, such as the expected costs to complete installation, which are affected by customer site-specific conditions as well as availability and cost of third-party contractors to complete the installation process. These estimates, judgments and assumptions impact the timing and amount of net sales and cost of sales recognized on in-progress performance obligations with customers. We continuously review our estimates and the progress and performance of the performance obligation for substantially all contracts that we recognize revenue over time under the cost-to-cost method. Any adjustments or changes in these estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. A significant change in an estimate on one or more contracts could have a material effect on our results of operations.
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
Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing
Our goodwill and indefinite-lived intangible asset balances of $323.7 million and $43.9 million, respectively, which in aggregate represent 35% of total assets as of December 31, 2018, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.
We test goodwill for impairment at the reporting unit level. We identify our reporting units by assessing whether the components of our Company constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We have twelve reporting units, eleven of which have goodwill.

During interim periods, we evaluate the potential for goodwill impairment using a qualitative assessment by considering factors such as, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. During the interim periods of 2018, we concluded that no indicators of impairment existed at interim dates and did not perform any quantitative interim impairment tests related to goodwill and indefinite-lived intangible assets.

The Company conducts its annual impairment test on all twelve reporting units as of October 31, during which we test goodwill and other indefinite-lived intangible assets for impairment. On an annual basis, the quantitative goodwill impairment test consists of comparing the fair value of a reporting unit, as determined using two valuation methodologies described below, with the carrying amount of the reporting unit including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit.

The annual quantitative goodwill impairment test requires subjective and complex judgment due to the significant estimation required in determining the fair value of the reporting units and the fair value of indefinite-lived intangible assets. Reporting unit fair value estimates include significant assumptions such as: revenue growth rates, operating margins, company-specific risk premiums used in the weighted-average cost of capital, and EBITDA multiples, which are affected by expectations about future market or economic conditions. The fair value estimates for indefinite-lived intangible assets include significant assumptions such as revenue growth rates and estimated royalty rates, which are affected by the market for comparable intellectual property licensing arrangements and expectations about future market or economic conditions. The Company performs sensitivity analysis on significant assumptions to evaluate how changes in the estimated fair values of reporting units and indefinite-lived intangible assets respond to changes in assumptions, specifically the revenue growth rates and the weighted-average cost of capital.

As a result of our quantitative testing, none of the reporting units with goodwill as of our testing date had carrying values in excess of their fair values, and one reporting unit with $31.7 million in goodwill within the Industrial and Infrastructure Products segment was "at risk" of impairment. The Company quantitatively defines "at risk" as a percentage of the excess of the reporting unit's fair value over its carrying amount that is less than 10%. An "at risk" reporting unit qualitatively represents a reporting unit with a higher degree of uncertainty of the reporting unit's ability to meet its forecasted cash flows based upon revenue growth rate and operating margin assumptions relied upon in the estimation of its fair value. This "at risk" reporting unit had a percentage of approximately 8% excess of its fair value over its carrying amount and had not met its revenue growth rate and operating margin projections used in the prior year annual goodwill impairment testing. The decline in the reporting unit's revenues during prior year periods was consistent with overall trends in the industrial and infrastructure market over those same periods. The forecasted revenues for this reporting unit were developed to correlate with recent growth expectations in the market supported by published market data and indicators. To the extent that the reporting unit does not achieve the targeted growth or the market activity adversely deviates from expectations, the reporting unit's goodwill may be at risk for impairment or impaired.

There were no impairment charges against goodwill recorded during the years ended December 31, 2018 and 2017. In 2016, the Company discontinued its European residential solar racking business which resulted in an impairment charge against goodwill of $0.9 million.

The fair value of each reporting unit is determined using a weighted average of the fair values calculated under two valuation techniques: an income approach and a market approach.
The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted average cost of capital ("WACC") used to discount future cash flows. Internal forecasts of revenue growth, operating margins, and working capital needs of each reporting unit over the next five years were developed with consideration of macroeconomic factors, historical performance, and planned activities. We made a terminal value assumption that cash flows would grow 3.0% each year subsequent to 2023 based on our approximation of gross domestic product growth. To determine the WACC, we used a standard valuation method, the capital asset pricing model, based on readily available and current market data of peer companies considered market participants. Acknowledging the varying degrees of risk inherent in each reporting units’ ability to achieve long-term forecasted cash flows in applying the income approach, we applied a reporting unit-specific risk premium to the WACC of each reporting unit, the extent of which was determined based upon each reporting unit’s past operating performance and their relative ability to achieve the forecasted cash flows. The income approach is weighted at 67% when arriving at our concluded estimate of the fair value of each reporting unit, as this technique uses a long-term approach that considers the expected operating profit of each reporting unit during periods where macroeconomic indicators are nearer historical averages. This weighting approach is consistent with prior years.

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
The assumptions used to determine the fair value of our indefinite-lived intangible assets are consistent with the assumptions employed in the determination of the fair values of our reporting units. An impairment loss would be recognized for the carrying amount in excess of its fair value. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method. During 2018 and 2017, the Company recognized $1.2 million and $0.2 million, respectively, of impairment charges on our indefinite-lived intangible assets. In 2016, the Company incurred $7.8 million of impairment charges related to the Company's discontinued European residential solar racking business and U.S. bar grating product line, and an additional $1.2 million of impairment charges were recognized in 2016 as a result of the Company's annual impairment test.

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

We rely on major suppliers for our supply of raw materials. During 2018, we purchased our raw materials from domestic and foreign suppliers in an effort to purchase the lowest cost, high quality material possible while maintaining acceptable service levels.

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on our 2018 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative building products, which could impact our ability to pass commodity costs to our customers.

Interest Rate Risk
To manage interest rate risk, the Company uses both fixed and variable interest rate debt. As of December 31, 2018, our fixed rate debt consisted of the Company’s Senior Subordinated 6.25% Notes and was the only significant debt that remains outstanding at year end. We believe we limited our exposure to interest rate risk as a result of repaying substantially all variable rate debt and the long-term nature of our fixed rate debt. However, the Company will continue to monitor changes in its debt levels and access to capital ensuring interest rate risk is appropriately managed.
At December 31, 2018, our fixed rate debt consisted primarily of $210.0 million of our 6.25% Notes. The Company’s $210.0 million of 6.25% Notes were issued in January 2013 with a maturity date of February 1, 2021, which have been paid in full by Company on February 1, 2019.
As of December 31, 2018, our variable rate debt consisted primarily of the revolving credit facility under the then existing Senior Credit Agreement, which was amended and restated on January 24, 2019, and other debt. No amounts were outstanding on the revolving credit facility as of December 31, 2018. Borrowings under the revolving credit facility bore interest at a variable interest rate based upon the LIBOR plus an additional margin. A hypothetical 1% increase or decrease in interest rates would have changed the 2018 interest expense by less than $0.1 million.
Foreign Exchange Risk
The Company has foreign exchange risk due to our international operations, primarily in Canada and Asia and through sales and purchases from foreign customers and vendors. Changes in the values of currencies of foreign countries affect our financial position and cash flows when translated into U.S. dollars. The Company principally manages its exposures to many of these foreign exchange rate risks solely through management of its core business activities. We cannot accurately calculate the pre-tax impact that a one percent change in the exchange rates of foreign currencies would have on our 2018 operating results as the changes in exchange rates would impact the cost of materials, the U.S. dollar revenue equivalents, and potentially the prices offered to our overseas customers.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gibraltar Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.

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
Buffalo, New York
February 26, 2019

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net sales	$1,002,372	$986,918	$1,007,981
Cost of sales	760,012	750,374	763,219
Gross profit	242,360	236,544	244,762
Selling, general, and administrative expense	146,840	143,448	161,099
Intangible asset impairment	1,552	247	10,175
Income from operations	93,968	92,849	73,488
Interest expense, net	12,064	14,032	14,577
Other expense	1,959	909	8,928
Income before taxes	79,945	77,908	49,983
Provision for income taxes	16,136	14,943	16,264
Income from continuing operations	63,809	62,965	33,719
Discontinued operations:
Loss before taxes	—	(644)	(70)
Benefit of income taxes	—	(239)	(26)
Loss from discontinued operations	—	(405)	(44)
Net income	$63,809	$62,560	$33,675
Net earnings per share – Basic:
Income from continuing operations	$2.00	$1.98	$1.07
Loss from discontinued operations	—	(0.01)	—
Net income	$2.00	$1.97	$1.07
Weighted average shares outstanding – Basic	31,979	31,701	31,536
Net earnings per share – Diluted:
Income from continuing operations	$1.96	$1.95	$1.05
Loss from discontinued operations	—	(0.01)	—
Net income	$1.96	$1.94	$1.05
Weighted average shares outstanding – Diluted	32,534	32,250	32,069

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$63,809	$62,560	$33,675
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,241)	3,150	6,945
Cumulative effect of accounting change (see Note 1)	(350)	—	—
Adjustment to pension and post-retirement benefit liability, net of tax	723	205	750
Other comprehensive (loss) income	(2,868)	3,355	7,695
Total comprehensive income	$60,941	$65,915	$41,370

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$297,006	$222,280
Accounts receivable, net	140,283	145,385
Inventories	98,913	86,372
Other current assets	8,351	8,727
Total current assets	544,553	462,764
Property, plant, and equipment, net	95,830	97,098
Goodwill	323,671	321,074
Acquired intangibles	96,375	105,768
Other assets	1,216	4,681
	$1,061,645	$991,385
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$79,136	$82,387
Accrued expenses	87,074	75,467
Billings in excess of cost	17,857	12,779
Current maturities of long-term debt	208,805	400
Total current liabilities	392,872	171,033
Long-term debt	1,600	209,621
Deferred income taxes	36,530	31,237
Other non-current liabilities	33,950	47,775
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 32,887 and 32,332 shares outstanding in 2018 and 2017	329	323
Additional paid-in capital	282,525	271,957
Retained earnings	338,995	274,562
Accumulated other comprehensive loss	(7,234)	(4,366)
Cost of 796 and 615 common shares held in treasury in 2018 and 2017	(17,922)	(10,757)
Total shareholders’ equity	596,693	531,719
	$1,061,645	$991,385

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income	$63,809	$62,560	$33,675
Loss from discontinued operations	—	(405)	(44)
Income from continuing operations	63,809	62,965	33,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,374	21,690	24,114
Intangible asset impairment	1,552	247	10,175
Loss on sale of business	—	—	8,763
Stock compensation expense	9,189	7,122	6,373
Net gain on sale of assets	(143)	(123)	(42)
Exit activity costs (recoveries), non-cash	1,344	(1,877)	7,530
Provision for (benefit of) deferred income taxes	4,781	(7,105)	(4,893)
Other, net	1,386	2,118	1,934
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	9,737	(21,806)	37,828
Inventories	(16,951)	870	11,782
Other current assets and other assets	(22)	(2,629)	2,511
Accounts payable	(4,828)	11,332	(17,060)
Accrued expenses and other non-current liabilities	7,317	(2,734)	1,253
Net cash provided by operating activities	97,545	70,070	123,987
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(12,457)	(11,399)	(10,779)
Acquisitions, net of cash acquired	(5,241)	(18,494)	(23,412)
Net proceeds from sale of property and equipment	3,149	13,096	953
Net proceeds from sale of business	—	—	8,250
Other, net	—	—	1,118
Net cash used in investing activities	(14,549)	(16,797)	(23,870)
Cash Flows from Financing Activities
Long-term debt payments	(400)	(400)	(400)
Payment of debt issuance costs	—	—	(54)
Purchase of treasury stock at market prices	(7,165)	(2,872)	(1,539)
Net proceeds from issuance of common stock	1,385	674	3,341
Net cash (used in) provided by financing activities	(6,180)	(2,598)	1,348
Effect of exchange rate changes on cash	(2,090)	1,428	(146)
Net increase in cash and cash equivalents	74,726	52,103	101,319
Cash and cash equivalents at beginning of year	222,280	170,177	68,858
Cash and cash equivalents at end of year	$297,006	$222,280	$170,177

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2015	31,779	$317	$253,458	$178,073	$(15,416)	484	$(6,346)	$410,086
Net income	—	—	—	33,675	—	—	—	33,675
Foreign currency translation adjustment	—	—	—	—	6,945	—	—	6,945
Minimum pension and post retirement benefit plan adjustments, net of taxes of $430	—	—	—	—	750	—	—	750
Stock compensation expense	—	—	6,373	—	—	—	—	6,373
Excess tax benefit from stock compensation	—	—	1,249	—	—	—	—	1,249
Net settlement of restricted stock units	131	1	(1)	—	—	46	(1,539)	(1,539)
Stock options exercised	175	2	3,339	—	—	—	—	3,341
Balance at December 31, 2016	32,085	$320	$264,418	$211,748	$(7,721)	530	$(7,885)	$460,880
Net income	—	—	—	62,560	—	—	—	62,560
Foreign currency translation adjustment	—	—	—	—	3,150	—	—	3,150
Minimum pension and post retirement benefit plan adjustments, net of taxes of $110	—	—	—	—	205	—	—	205
Stock compensation expense	—	—	7,122	—	—	—	—	7,122
Cumulative effect of accounting change (see Note 1)	—	—	(254)	254	—	—	—	—
Net settlement of restricted stock units	203	3	(3)	—	—	85	(2,872)	(2,872)
Issuance of restricted stock	2	—	—	—	—	—	—	—
Stock options exercised	42	—	674	—	—	—	—	674
Balance at December 31, 2017	32,332	$323	$271,957	$274,562	$(4,366)	615	$(10,757)	$531,719
Net income	—	—	—	63,809	—	—	—	63,809
Foreign currency translation adjustment	—	—	—	—	(3,241)	—	—	(3,241)
Minimum pension and post retirement benefit plan adjustments, net of taxes of $225	—	—	—	—	723	—	—	723
Stock compensation expense	—	—	9,189	—	—	—	—	9,189
Cumulative effect of accounting change (see Note 1)	—	—	—	624	(350)	—	—	274
Net settlement of restricted stock units	460	5	(5)	—	—	181	(7,165)	(7,165)
Issuance of restricted stock	7	—	—	—	—	—	—	—
Stock options exercised	88	1	1,384	—	—	—	—	1,385
Balance at December 31, 2018	32,887	$329	$282,525	$338,995	$(7,234)	796	$(17,922)	$596,693

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue recognition
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and all related Accounting Standards Updates. As further described in this Note under Recent Accounting Pronouncements Adopted, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of control, promised goods or services, to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s policy for recognizing revenue by timing of transfer of control to the customer, at a point in time or over time, is discussed in more detail in Note 3 of the consolidated financial statements. Note 18 of these consolidated financial statements provide information related to the amount of revenue recognized as defined by timing of transfer of control to the customer along with the reportable segment detail.

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

The following table summarizes activity recorded within the allowance for doubtful accounts balances for the years ended December 31 (in thousands):

	2018	2017	2016
Beginning balance	$6,434	$5,272	$4,868
Bad debt expense	1,150	1,253	2,519
Accounts written off and other adjustments	(624)	(91)	(2,115)
Ending balance	$6,960	$6,434	$5,272

Concentrations of credit risk on accounts receivable are limited to those from significant customers that are believed to be financially sound. As of December 31, 2018 and 2017, the Company's most significant customer is a home improvement retailer. The home improvement retailer purchases from the Residential Products and the Renewable Energy and Conservation segments. Accounts receivable as a percentage of consolidated accounts receivable from the home improvement retailer was 13.6% as of December 31, 2018 and 2017.

Net sales as a percentage of consolidated net sales to the home improvement retailer were 12%, 12% and 11% for the years ended December 31, 2018, 2017 and 2016, respectively, with the majority of those sales within the Company's Residential Products segment. Note 2 "Accounts Receivable" contains additional information on the Company's accounts receivable.

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

The table below sets forth the depreciation expense recognized during the years ended December 31 (in thousands):

	2018	2017	2016
Depreciation expense	$12,152	$12,929	$14,477

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

Impairment of long-lived assets
Long-lived assets, including acquired identifiable intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. In specific situations, when the Company has selected individual assets to be sold or scrapped, the Company obtains market value data for those specific assets and measures and records the impairment loss based on such data. Otherwise, the Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. The Company recognized impairment charges related to intangible assets during the years ended December 31, 2018, 2017 and 2016. Several of these impairment charges related to exit activities during the three year period ended December 31, 2018 as described in Note 14 of the consolidated financial statements.

Deferred charges
Deferred charges associated with initial costs incurred to enter into new debt arrangements are included as a component of long-term debt and are amortized as a part of interest expense over the terms of the associated debt agreements.

Advertising
The Company expenses advertising costs as incurred. For the years ended December 31, 2018, 2017 and 2016, advertising costs were $5.2 million, $4.9 million, and $5.1 million, respectively.

Research and Development
The Company expenses research and development costs as incurred. For the years ended December 31, 2018, 2017 and 2016, research and development costs were $1.7 million, $2.9 million, and $2.2 million, respectively.

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

Sale-Leaseback Transactions
During the first quarter of 2018, the Company entered into a transaction to sell one of its real estate properties to an independent third party for $3.0 million. The Company leased back the entire property under a four year operating lease agreement. In accordance with the U.S. generally accepted accounting principles, the Company accounted for the transaction as a sale-leaseback. The net present value of the Company's future minimum lease payments of $0.7 million were less than the gain on sale of $1.4 million. As such, the portion of the gain equal to the fair value of the future minimum lease payments was deferred and is being amortized on a straight-line basis over the four year term of the lease. The gain exceeding the fair value of the minimum lease payments amounted to $0.7 million and was recognized during 2018 as a component of selling, general, and administrative expenses. The minimum lease payment for each of the four years is $0.2 million.

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

The Company has adopted this standard using the modified retrospective method. The Company recognized the cumulative- effect adjustment of initially applying this standard of $274,000 to the opening balance of retained earnings. The comparative 2017 and 2016 information has not been restated and continues to be reported under the accounting standard in effect for that period. Refer to Note 3 for further disclosure of the financial statement effect and other significant matters as a result of the adoption of this standard.

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

The Company has early adopted this standard. As a result of adopting this standard, the Company recorded an adjustment of $350,000 from accumulated other comprehensive income to retained earnings in the consolidated statement of shareholders' equity as of January 1, 2018.

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

The standard is effective for the Company as of January 1, 2019. The Company will adopt the new leasing standard using the modified retrospective transition approach and will elect the transition method to initially apply the new leases standard to leases that exist at January 1, 2019 (i.e., adoption date). Under this transition method, the date of initial application, and the consolidated financial statements which the Company will first apply the new standard will be January 1, 2019, rather than the later of January 1, 2017 or the Company's underlying leases commencements dates. Further under this approach, the Company will continue reporting and presenting comparative periods in accordance with ASC 840, including disclosures. In addition, the Company will elect the package of practical expedients permitted under the transition guidance within the standard, which among other things, allows the Company to carry-forward the historical lease classification assessed under ASC 840. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. The Company will recognize operating lease costs in the consolidated statements of operations on a straight-line basis over the lease term. The Company estimates the adoption of the standard will result in recognition of operating lease assets and operating lease liabilities of approximately $29 million, respectively, as of January 1, 2019. The Company expects the standard will have no impact to the Company's lease expense presentation in the consolidated statement of operations nor the Company's liquidity. The standard will have no impact on the Company's debt covenant compliance under the Company's current agreements. Also, the Company has identified and will be implementing appropriate changes to the Company's business processes, systems and internal controls to support recognition and disclosure under this standard.

Planned date of adoption: Q1 2019

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.

(2) ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31 consisted of the following (in thousands):

	2018	2017
Trade accounts receivable	$124,609	$140,209
Costs in excess of billings	22,634	11,610
Total accounts receivables	147,243	151,819
Less allowance for doubtful accounts	(6,960)	(6,434)
Accounts receivable	$140,283	$145,385

Refer to Note 3 of the Company's consolidated financial statements included in this annual report on Form 10-K for additional information concerning the Company's costs in excess of billings.

(3)	REVENUE

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

Revenue recognition

Revenue is recognized when, or as, the Company transfers control of promised products or service to a customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those products or service. Refer to Note 18 of this annual report on Form 10K for additional information related to revenue recognized by timing of transfer of control by reportable segment.

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

When the promised products and services are to construct a certain asset that the customer controls, the entire contract is accounted for as one performance obligation. The Company determines the transaction price for each contract based on the consideration the Company expects to receive for the promised products and services under the entire contract, which is generally the stated contract price based on an expected cost plus a margin.

When the promised products do not have an alternative use to the Company, and the Company has enforceable rights to payment, the transaction price is determined for each contract based on the consideration the Company expects to receive for the promised products under the contract and is generally the stated contract price based on an expected cost plus a margin for each performance obligation. These promised products are generally capable of being distinct and accounted for as separate performance obligations.

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

Remaining performance obligations

As of December 31, 2018, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less. Therefore, any remaining performance obligations are not required to be disclosed.

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

Contract liabilities

Contract liabilities consist of billings in excess of cost and unearned revenue. Billings in excess of cost includes billings in excess of revenue recognized and deferred revenue, which includes advanced payments, up-front payments, and progress billing payments. Billings in excess of cost are reported net of contract cost on a contract-by-contract basis at the end of each reporting period and are classified as current liabilities. To determine the revenue recognized in the period from the beginning balance of billings in excess of cost, the contract liability as of the beginning of the period is recognized as revenue on a contract by contract basis when the Company incurs costs to satisfy the performance obligation related to the individual contract. Once the beginning contract liability balance for an individual contract has been fully recognized as revenue, any additional payments received in the period are recognized as revenue once the related costs have been incurred.

Unearned revenue relates to payments received in advance of performance under the contract and is recognized when the Company performs under the contract. Unearned revenue is presented within accrued expenses in the Company's consolidated balance sheets.

Costs to obtain a contract with a customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. As of December 31, 2018, the Company does not have any open contracts with an original expected duration of greater than one year, and therefore, we expense such costs as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

Contract assets and contract liabilities

The Company's contract assets and contract liabilities consist of costs in excess of billings, billings in excess of cost and unearned revenue, respectively. The following table presents the beginning and ending balances and significant changes in the costs in excess of billings and billings in excess of cost balance during the year ended December 31, 2018:

	December 31, 2018	January 1, 2018 (1)
Costs in excess of billings	$22,634	$16,532
Billings in excess of cost	(17,857)	(12,779)
Unearned revenue	(12,028)	(3,336)
Revenue recognized in the period from:
Amounts included in billings in excess of cost at the beginning of the period	10,097
Amounts included in unearned revenue at the beginning of the period	2,988

(1) Due to the adoption of ASC 606 effective January 1, 2018, the Company recorded a transition adjustment to the opening balance of "Costs in excess of billings" and "Unearned revenue" at January 1, 2018, respectively. There were no transition adjustments to the opening balance of "Billings in Excess of Cost" at January 1, 2018. Refer to "Transition disclosures" below for further explanation of cumulative effect of the changes made to the Company's consolidated January 1, 2018 balance sheet for the adoption of ASC 606.

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

The cumulative effect of the changes made to the Company's consolidated January 1, 2018 balance sheet for the adoption of ASC 606 is as follows (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Assets
Accounts receivable, net	$145,385	$4,922	$150,307
Costs in excess of billings (1)	$11,610	$4,922	$16,532
Inventories	$86,372	$(4,735)	$81,637
Total current assets	$462,764	$187	$462,951
Total assets	$991,385	$187	$991,572

Liabilities
Accrued expenses (2)	$75,467	$(87)	$75,380
Total current liabilities	$171,033	$(87)	$170,946

Shareholders' equity
Retained earnings	$274,562	$274	$274,836
Total shareholders' equity	$531,719	$274	$531,993
Total liabilities and shareholders' equity	$991,385	$187	$991,572

(1) The balance presented at December 31, 2017 for "Costs in excess of billings" represents the balance reported in Note 2 of the Company's annual report on Form 10-K for the year ended December 31, 2017. This balance was included within the total balance of "Accounts receivable, net" presented on the Company's Consolidated Balance Sheet on Form 10-K as of December 31, 2017. Due to the adoption of ASC 606 effective January 1, 2018, the Company recorded a transition adjustment to the opening balance of "Costs in excess of billings" at January 1, 2018 that is included in the "Accounts receivable, net" line item presented on the Company's Consolidated Balance Sheet and disclosed in Note 2 of this Form 10-K for the year ended December 31, 2018.

(2) Included in "Accrued expenses" at December 31, 2017 was "Unearned revenue" in the amount of $3.681 million presented in "Other" balance reported in Note 7 of the Company's annual report on Form 10-K for the year ended December 31, 2017. Due to the adoption of ASC 606 effective January 1, 2018, the Company recorded a transition adjustment in the amount of $0.3 million to reduce the opening balance of "Unearned revenue" at January 1, 2018 that is included in "Accrued expense" line item presented on the Company's Consolidated Balance Sheet and disclosed in "Other" in Note 8 of this Form 10-K for the year ended December 31, 2018.

In accordance with ASC 606, the disclosure of the impact of adoption on the Company's consolidated statement of operations and balance sheet for the periods ended December 31, 2018 is as follows (in thousands):

Consolidated Statement of Operations
	Twelve Months Ended December 31, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)

Net sales	$1,002,372	$1,000,882	$1,490
Cost of sales	760,012	759,165	847
Gross profit	242,360	241,717	643
Provision for income taxes	16,136	15,956	180
Net income	$63,809	$63,346	$463

Consolidated Balance Sheet
	December 31, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)
Assets
Accounts receivable, net	$140,283	$133,526	$6,757
Inventories	98,913	104,592	(5,679)
Total current assets	544,553	543,475	1,078
Total assets	1,061,645	1,060,567	1,078

Liabilities
Accrued expenses	87,074	86,733	341
Total current liabilities	392,872	392,531	341

Shareholders' equity
Retained earnings	338,995	338,258	737
Total shareholders' equity	596,693	595,956	737
Total liabilities and shareholders' equity	$1,061,645	$1,060,567	$1,078

(4) INVENTORIES
Inventories at December 31 consisted of the following (in thousands):

	2018	2017
Raw material	$57,845	$42,661
Work-in-process	6,930	10,598
Finished goods	34,138	33,113
Total inventories	$98,913	$86,372

The following table summarizes activity recorded within the reserve for excess, obsolete and slow moving inventory for the years ended December 31 (in thousands):

	2018	2017	2016
Beginning balance	$3,695	$3,801	$7,428
Excess, obsolete and slow moving inventory expense	729	1,276	(239)
Scrapped inventory and other adjustments	(252)	(1,382)	(3,388)
Ending balance	$4,172	$3,695	$3,801
(5) PROPERTY, PLANT, AND EQUIPMENT
Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2018	2017
Land and land improvements	$6,061	$6,301
Building and improvements	46,678	46,562
Machinery and equipment	204,326	195,301
Construction in progress	7,690	8,522
Property, plant, and equipment, gross	264,755	256,686
Less: accumulated depreciation	(168,925)	(159,588)
Property, plant, and equipment, net	$95,830	$97,098
(6) ACQUISITIONS
2018 Acquisition
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
The preliminary purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $3.1 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the solar renewable energy markets.
The allocation of the preliminary purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$915
Working capital	680
Property, plant and equipment	483
Acquired intangible assets	1,450
Other assets	13
Other liabilities	(51)
Goodwill	3,051
Fair value of purchase consideration	$6,541

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Estimated Useful Life
Trademarks	$300	3 years
Technology	450	9 years
Customer relationships	700	9 years
Total	$1,450

2017 Acquisition
On February 22, 2017, the Company acquired all of the outstanding stock of Package Concierge. Package Concierge is a leading provider of multifamily electronic package delivery locker systems in the United States.

The acquisition of Package Concierge has enabled the Company to expand its position in the fast-growing package delivery solutions market. The results of Package Concierge have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Residential Products segment). The final aggregate purchase consideration for the acquisition of Package Concierge was $18.9 million.

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

The acquisition of Nexus has enabled the Company to strengthen its position in the commercial greenhouse market in the United States. The results of Nexus have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Renewable Energy and Conservation segment). The final aggregate purchase consideration for the acquisition of Nexus was $23.8 million, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement.

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
The acquisitions of SolarBOS, Package Concierge and Nexus were funded from available cash on hand. The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general, and administrative expenses in the consolidated statements of income. The Company also recognized costs related to the sale of inventory at fair value as a result of allocating the purchase price of recent acquisitions.

All acquisition related costs consisted of the following for the years ended December 31 (in thousands):

	2018	2017	2016
Selling, general and administrative costs	$497	$146	$228
Cost of sales	—	—	81
Total acquisition related costs	$497	$146	$309

(7) GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Balance at December 31, 2016	$181,285	$53,884	$68,863	$304,032
Acquired goodwill	16,790	—	—	16,790
Adjustments to prior year acquisitions	—	—	(832)	(832)
Foreign currency translation	—	396	688	1,084
Balance at December 31, 2017	$198,075	$54,280	$68,719	$321,074
Acquired goodwill	—	—	3,051	3,051
Adjustments to prior year acquisitions	—	(38)	—	(38)
Foreign currency translation	—	(473)	57	(416)
Balance at December 31, 2018	$198,075	$53,769	$71,827	$323,671
Goodwill is recognized net of accumulated impairment losses of $235.4 million as of December 31, 2018 and 2017, respectively. No goodwill impairment charges were recognized by the Company during 2018.
Annual Impairment Testing
The Company performed its annual goodwill impairment test as of October 31, 2018, 2017, and 2016. The Company did not recognize any impairment charges during 2018, 2017, and 2016 as a result of the annual goodwill impairment test. However, subsequent to the annual goodwill impairment test as of October 31, 2016, the Company discontinued its European residential solar racking business which resulted in an impairment charge against goodwill of $0.9 million which was recorded for the year ended December 31, 2016.
During the October 31, 2018 impairment test, the Company conducted a quantitative analysis for all twelve of the Company’s reporting units. The quantitative impairment test consists of comparing the fair value of a reporting unit with its carrying value including goodwill. The fair value of each reporting unit evaluated under the quantitative test was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital ("WACC") based upon the capital structure of market participants in the Company’s peer groups, projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and market participants within its peer groups.
As a result of our annual testing for 2018 and 2017, none of the reporting units with goodwill as of our testing date had carrying values in excess of their fair values.
Interim Impairment Testing
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. In 2018, 2017 and 2016, no indicators of impairment were identified as of interim dates; therefore, no interim tests were performed.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Useful Life
Indefinite-lived intangible assets:
Trademarks	$43,870	$—	$45,107	$—	Indefinite
Finite-lived intangible assets:
Trademarks	6,094	3,518	5,876	3,062	3 to 15 Years
Unpatented technology	28,644	13,881	28,107	12,033	5 to 20 Years
Customer relationships	70,419	35,678	80,707	39,652	5 to 17 Years
Non-compete agreements	1,649	1,224	1,649	931	4 to 10 Years
	106,806	54,301	116,339	55,678
Total acquired intangible assets	$150,676	$54,301	$161,446	$55,678
The Company recognized impairment charges related to indefinite-lived trademark intangible assets for the years ended December 31, 2018, 2017 and 2016. The Company also recognized impairment charges related to finite-lived intangible assets for the years ended December 31, 2018 and 2016.
The following table summarizes the impairment charges for the years ended December 31 (in thousands):

	2018		2017		2016
	Indefinite-lived intangibles (1)	Definite-lived intangibles (2)	Indefinite-lived intangibles (3)	Definite-lived intangibles	Indefinite-lived intangibles (4)	Definite-lived intangibles (5)
Residential Products	$200	$—	$—	$—	$—	$—
Industrial and Infrastructure Products	—	—	—	—	7,980	—
Renewable Energy and Conservation	1,037	315	247	—	1,068	198
Impairment charges	$1,237	$315	$247	$—	$9,048	$198
(1) Residential Products impairment charges due to annual testing. Renewable Energy and Conservation impairment charges due to the annual testing in its international solar racking business and restructuring in its domestic greenhouse business.
(2) Renewable Energy and Conservation impairment charges due to the restructuring in its domestic greenhouse business.
(3) Renewable Energy and Conservation impairment charges due to the discontinuation of its domestic greenhouse business in China.
(4) Industrial and Infrastructure Products impairment charges due to discontinuation of U.S. bar grating product line and annual testing. Renewable Energy and Conservation impairment due to discontinuation of European residential solar racking business and annual testing.
(5) Renewable Energy and Conservation impairment due to discontinuation of European residential solar racking business.

The Company recognized amortization expense related to the definite-lived intangible assets. The following table summarizes amortization expense for the years ended December 31 (in thousands):

	2018	2017	2016
Amortization expense	$8,222	$8,761	$9,637
Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

	2019	2020	2021	2022	2023
Amortization expense	$7,213	$6,921	$6,726	$6,248	$5,709

(8) ACCRUED EXPENSES
Accrued expenses at December 31 consist of the following (in thousands):

	2018	2017
Compensation	$32,927	$34,752
Interest and taxes	9,231	8,002
Customer rebates	10,300	10,517
Insurance	7,789	7,261
Unearned revenue	12,028	3,681
Other	14,799	11,254
Total accrued expenses	$87,074	$75,467
Accrued expenses for insurance are primarily for general liability, workers’ compensation and employee healthcare policies for which the Company is self-insured up to certain per-occurrence and aggregate limits. The amounts accrued represent the Company's best estimates of the probable amount of claims to be paid. Differences between the amounts accrued and the amount that may be reasonably possible of payment are not material. Accrued expenses for unearned revenue primarily relates to customer deposits received for services not yet performed by the Company further discussed in Note 3 of the Company's consolidated financial statements.
(9) DEBT
Long-term debt at December 31 consists of the following (in thousands):

	2018	2017
Senior Subordinated 6.25% Notes	$210,000	$210,000
Other debt	2,000	2,400
Less unamortized debt issuance costs	(1,595)	(2,379)
Total debt	210,405	210,021
Less current maturities	208,805	400
Total long-term debt	$1,600	$209,621
Senior Credit Agreement
The Company's Fifth Amended and Restated Credit Agreement dated December 9, 2015 (the "Senior Credit Agreement") had a termination date of December 9, 2020.
The Senior Credit Agreement provided for a revolving credit facility and letters of credit in an aggregate amount of $300 million. The Company had the option to request additional financing from the banks to either increase the revolving credit facility to $500 million or in the form of a term loan of up to $200 million. The Senior Credit Agreement contained three financial covenants. As of December 31, 2018, the Company was in compliance with all three covenants.

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
Standby letters of credit of $9.2 million have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of December 31, 2018. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $290.8 million and $288.8 million of availability under the revolving credit facility at December 31, 2018 and 2017, respectively.
On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("2019 Senior Credit Agreement"), which amends and restates the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015. Borrowings under the 2019 Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. The 2019 Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the banks to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The 2019 Senior Credit Agreement contains three financial covenants. Interest rates on the 2019 revolving credit facility are based on the LIBOR plus an additional margin that ranges from 1.125% to 2.00%. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance. The 2019 Senior Credit Agreement terminates on January 23, 2024.
Senior Subordinated Notes
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
On December 20, 2018, the Company announced on Form 8-K its notice of redemption of its $210 million outstanding Senior Subordinated 6.25% Notes, effective February 1, 2019. The 6.25% Notes were redeemed in accordance with the provisions of the indenture governing the Notes on February 1, 2019. The Company expects to record a charge of approximately $1.0 million for the write-off of deferred financing fees relating to the 6.25% Notes during the quarter ending March 31, 2019.
The aggregate maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Long-term debt payments	$210,400	$400	$400	$400	$400	$—
Total cash paid for interest in the years ended December 31 was (in thousands):

	2018	2017	2016
Interest expense, net	$12,064	$14,032	$14,577
Interest income	2,156	574	136
Other non-cash adjustments	$(529)	$(647)	$(671)
Cash paid for interest	$13,691	$13,959	$14,042
(10) PENSION AND OTHER POSTRETIREMENT BENEFITS
Supplemental Pension and Multiemployer Pension Plans
The Company has an unfunded supplemental pension plan which provides defined pension benefits to certain former salaried employees upon retirement. The plan has been frozen, no additional participants will be added to the plan in the future and there are no active employees in the plan.
The Company also has a 401(k) plan which all employees of U.S. subsidiaries are eligible to participate.

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees.
Total expense for all retirement plans for the years ended December 31 was (in thousands):

	2018	2017	2016
Defined benefit pension plan	$4	$28	$52
401(k) plan	2,262	2,248	1,952
Multiemployer defined benefit plans	234	292	296
Postretirement healthcare plan	$427	$476	$587
Total retirement plan expense	$2,927	$3,044	$2,887
All of the multiemployer plans are underfunded, and each fund has a rehabilitation plan in place. Each plan with a rehabilitation plan requires minimum contributions from the Company. Given the status of these plans, it is reasonably possible that future contributions to the plans will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2018.

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
The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2018	2017
Projected benefit obligation at January 1	$7,020	$7,202
Service cost	18	17
Interest cost	233	269
Actuarial gain	(819)	(150)
Benefits paid, net of contributions	(317)	(318)
Projected benefit obligation at December 31	6,135	7,020
Fair value of plan assets	—	—
Under funded status	(6,135)	(7,020)
Unamortized prior service cost	382	427
Unrecognized actuarial loss	1,431	2,382
Net amount recognized	$(4,322)	$(4,211)
Amounts recognized in the consolidated financial statements consisted of (in thousands):

	2018	2017
Accrued postretirement benefit liability
Current portion	$331	$314
Long term portion	5,805	6,706
Pre-tax accumulated other comprehensive loss – unamortized post-retirement healthcare costs	(1,814)	(2,809)
Net amount recognized	$4,322	$4,211
The measurement date used to determine postretirement benefit obligation measures was December 31.

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 were as follows (in thousands):

	2018	2017	2016
Service cost	$18	$17	$22
Interest cost	233	269	272
Amortization of unrecognized prior service cost	44	44	44
Loss amortization (2)	132	146	134
Net periodic benefit cost	$427	$476	$472
Assumptions used to calculate the benefit obligation:
Discount rate	4.1%	3.4%	3.8%
Annual rate of increase in the per capita cost of:
Medical costs before age 65 (1)	7.0%	7.3%	7.5%
Medical costs after age 65 (1)	5.0%	6.3%	6.5%
Prescription drug costs (1)	9.5%	10.5%	10.5%

(1)    It was assumed that these rates would gradually decline to 3.8% by 2075.
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

A 1% change in the annual medical inflation rate issued would have the following impact on the amounts reported at December 31 as follows (in thousands):

	2018	2017
Effect on accumulated postretirement benefit obligation
1% increase	$831	$950
1% decrease	$(702)	$(803)
Effect on annual service and interest costs
1% increase	$36	$41
1% decrease	$(30)	$(34)
Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

	2019	2020	2021	2022	2023	Years 2024 - 2028
Expected benefit payments	$331	$349	$364	$379	$393	$2,102

(11) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive (loss) income is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(5,848)	$(2,953)	$(8,801)	$(1,080)	$(7,721)
Minimum pension and post retirement benefit plan adjustments	—	315	315	110	205
Foreign currency translation adjustment	3,150	—	3,150	—	3,150
Balance at December 31, 2017	$(2,698)	$(2,638)	$(5,336)	$(970)	$(4,366)
Minimum pension and post retirement benefit plan adjustments	—	948	948	225	723
Cumulative effect of accounting change (see Note 1)	—	(350)	(350)	—	(350)
Foreign currency translation adjustment	(3,241)	—	(3,241)	—	(3,241)
Balance at December 31, 2018	$(5,939)	$(2,040)	$(7,979)	$(745)	$(7,234)

The realized adjustments relating to the Company’s minimum pension liability and post retirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of operations.
(12) EQUITY-BASED COMPENSATION
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
Both the 2018 Plan and the 2015 Plan allow the Company to grant equity-based incentive compensation awards, in the form of non-qualified options, restricted shares, restricted stock units, performance shares, performance stock units, and stock rights to eligible participants.
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
At December 31, 2018, 946,000 and 73,000 shares were available for issuance under the 2018 Plan and 2015 Plan, respectively, as incentive stock options or other stock awards, and 60,000 shares were available for issuance under the Non-Employee Directors Plan as awards of shares of the Company's common stock.

The Company recognized the following compensation expense in connection with awards that vested under the 2018 Plan, the 2015 Plan, the Prior Plan, and the Non-Employee Directors Plan along with the related tax benefits recognized during the years ended December 31 (in thousands):

	2018	2017	2016
Expense recognized under the Prior Plan	$569	$1,059	$1,937
Expense recognized under the 2015 Plan	7,988	5,643	3,993
Expense recognized under the 2018 Plan	188	—	—
Expense recognized under the Non-Employee Directors Plan	444	420	443
Total stock compensation expense	$9,189	$7,122	$6,373
Tax benefits recognized related to stock compensation expense	$2,509	$2,133	$2,485
Equity Based Awards - Settled in Stock
The following table provides the number of stock options, stock units, and unrestricted shares granted during the years ended December 31, along with the weighted-average grant-date fair value of each award:

	2018		2017		2016
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Options	—	$—	25,000	$12.85	—	$—
Deferred stock units	10,255	$35.96	10,170	$34.42	11,945	$29.30
Common shares	2,113	$35.50	2,034	$34.42	3,185	$29.30
Restricted stock units	116,174	$36.61	133,548	$36.56	141,982	$25.44
Performance stock units	135,929	$33.63	108,748	$42.72	—	$—
Stock Options
The fair value of stock options granted during the year ended December 31, 2017 was estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2018 and 2016. Expected stock volatility was based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options. The following table provides the weighted average assumptions used to value stock options issued during the year ended December 31:

Year of Grant	Fair Value	Expected Life (in years)	Expected Stock Volatility	Risk-free Interest Rate	Expected Dividend Yield
2017	$12.85	4.00	35.7%	1.7%	—%

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2018:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$8.90 – $9.32	18,938	1.70	$8.90	18,938	$8.90
$9.33 – $11.73	70,721	2.70	$9.74	70,721	$9.74
$11.74 – $19.58	20,100	0.70	$13.72	20,100	$13.72
$19.59 - $32.49	25,000	7.00	$25.44	25,000	$25.44
$32.50 - $43.05	25,000	8.14	$42.35	—	$—
	159,759			134,759
The following table summarizes information about stock option transactions:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2016	458,349	$16.57
Exercised	(175,125)	19.08
Forfeited	(6,000)	18.22
Balance at December 31, 2016	277,224	$14.95
Granted	25,000	42.35
Exercised	(42,058)	16.02
Forfeited	(12,500)	25.44
Balance at December 31, 2017	247,666	$17.01
Exercised	(87,907)	15.75
Balance at December 31, 2018	159,759	$17.70	6.13	$3,026,930
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $35.59 per share market price of the Company’s common stock as of December 31, 2018, which would have been received by the option holders had all option holders with an exercise price below the per share market price on December 31, 2018, exercised their options as of that date.
Stock units and Restricted Shares
The following table summarizes information about non-vested restricted stock units, performance stock units (that will convert to shares upon vesting) and common and restricted shares:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Common and Restricted Shares	Weighted Average Grant Date Fair Value	Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Deferred Stock Units (2)	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	441,816	$23.96	4,258	$17.30	480,462	$24.68	22,115	$31.65
Granted	116,174	36.61	2,113	35.50	135,929	33.63	10,255	35.96
Vested	(137,020)	22.72	(6,371)	23.34	(323,118)	18.57	(5,127)	32.18
Forfeited	(25,617)	31.70	—	—	(57,788)	41.59	—	—
Balance at December 31, 2018	395,353	$27.61	—	$—	235,485	$33.78	27,243	$33.18

(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance or market conditions. The number of shares to be issued may vary between 0% and 200% of the number of performance stock units granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on either the Company’s return on invested capital (“ROIC”) over a one-year period performance period or gross profit thresholds over a two-year performance period. The Company's PSUs with a market condition are based on the ranking of the Company’s total shareholder return (“TSR”) performance, on a percentile basis, over a three year performance period compared to the S&P Small Cap Industrial sector, over the same three year performance period.
(2) Vested and issued upon retirement.
The fair value of the common shares, restricted stock units, and deferred stock units, as well as, the performance stock units with a financial performance condition granted during the three years ended December 31, 2018 was based on the Company stock price at grant date of the award. The fair value of the performance stock units with a market condition granted during the three years ended December 31, 2018 were determined using a Monte Carlo simulation as of the grant date of the award, however no such awards were granted in 2018.
The following table sets forth the aggregate intrinsic value of options exercised and aggregate fair value of restricted stock units and restricted shares that vested during the years ended December 31 (in thousands):

	2018	2017	2016
Aggregate intrinsic value of options exercised	$2,128	$628	$2,439
Aggregate fair value of vested restricted stock units	$5,307	$6,756	$4,368
Aggregate fair value of vested common and restricted shares	$149	$70	$247
Aggregate fair value of vested deferred stock units	$369	$350	$443
As of December 31, 2018, there was $8.3 million of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted stock units. That cost is expected to be recognized over a weighted average period of 1.9 years.
Equity Based Awards - Settled in Cash
As of December 31, 2018, the Company's total share-based liabilities recorded on the consolidated balance sheet was $38.4 million, of which $23.6 million was included in non-current liabilities. Total share-based liabilities as of December 31, 2017 were $48.0 million, of which $29.3 million was included in non-current liabilities. The Company's equity based awards that are settled in cash include performance stock units settled in cash and a management stock purchase plan.
Performance Stock Units - Settled in Cash
The Company also has PSUs that will convert to cash after three years based upon a one year performance period. The cost of these awards is recognized over the requisite vesting period. The PSUs earned over the performance period were determined based on the Company's actual ROIC relative to the ROIC targeted for the performance period.
The following table provides the number of PSUs which will convert to cash for the years ending December 31:

	2016
Awards	Number of Units (2)	Grant Date Fair Value (in $000s)
Performance stock units (1)	128,000	$3,100
(1) There were no performance stock units that convert to cash granted to participants in 2018 and 2017.
(2) The participants earned 200% of target aggregating 256,000 PSUs earned. This award will be converted to cash and will be paid to participants in the first quarter of 2019 at the trailing 90-day closing price of the Company's common stock as of December 31, 2018.
The following table summarizes the compensation expense recognized from the change in fair value and vesting of cash settled performance stock units awarded for the years ended December 31 (in thousands):

	2018	2017	2016
Performance stock unit compensation expense	$2,846	$3,591	$10,377

Management Stock Purchase Plan
The Management Stock Purchase Plan ("MSPP") provides certain employees and Directors the ability to defer a portion of their compensation or Directors’ fees, which deferral is converted to restricted stock units, and credited to an account. Employees eligible to defer a portion of their compensation also receive a company-matching award in restricted stock units equal to a percentage of their compensation. The account represents a share-based liability that is converted to and settled in cash payable to participants upon retirement or a termination of their service to the Company.
The following table provides the number of restricted stock units credited to active participant accounts, balance of vested and unvested restricted stock units within active participant accounts, payments made with respect to restricted stock units issued under the MSPP, and MSPP expense during years ended December 31:

	2018	2017	2016
Restricted stock units credited	66,843	84,299	198,155
Restricted stock units balance, vested and unvested	387,870	389,189	646,669
Share-based liabilities paid, in thousands	$5,232	$6,058	$3,137
MSPP expense, in thousands	$4,809	$2,432	$8,565

(13) FAIR VALUE MEASUREMENTS

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

The Company had no financial assets or liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017. The Company's only financial instrument for which carrying value differs from its fair value is the Company's Senior Subordinated 6.25% Notes. At December 31, 2018 and 2017, the fair value of the outstanding debt net of unamortized debt issuance costs was $210.8 million and $213.8 million, respectively, compared to its carrying value of $210.4 million and $210.0 million, respectively. The fair value of the Company's Senior Subordinated 6.25% Notes is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices adjusted for unamortized debt issuance costs.

The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable.  The carrying values for our financial instruments approximate fair value. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2018 and 2017.

Other non-recurring fair value measurements

The Company recognized the impairment of certain intangible assets and property, plant, and equipment during the years ended December 31, 2018, 2017 and 2016. The Company uses unobservable inputs, classified as Level 3 inputs, in determining the fair value of these assets. See Note 7 and Note 14 of the consolidated financial statements for more disclosure regarding the impairment of certain intangible assets and property, plant, and equipment, respectively.

The Company also applied fair value principles for the goodwill impairment tests performed during 2018, 2017, and 2016. The Company used two valuation models to estimate the fair values of its reporting units, both of which primarily use Level 3 inputs. See Note 7 of the consolidated financial statements for the results of the Company’s goodwill impairment tests.

Additionally, the Company's recent acquisition activity, as described in Note 6 of the consolidated financial statements, used Level 3 inputs to estimate fair values allocated to the assets acquired and liabilities assumed.
(14) EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company has incurred exit activity costs and asset impairment charges as a result of its 80/20 simplification and portfolio management initiatives. These initiatives have resulted in the identification of low-volume, low margin, internally-produced products which have been or will be outsourced or discontinued, the simplification of processes, and in the sale and exiting of less profitable businesses or products lines.
Exit activity costs were incurred during 2018 which related to contract terminations, severance, and other moving and closing costs. During this time, the Company also incurred asset impairment charges related to the write-down of inventory, impairment of machinery and equipment and intangible assets associated with either discontinued product lines or reduced sales of lower margin products. In conjunction with these initiatives, the Company also sold and leased back a facility which resulted in a gain, as well as closed and consolidated four other facilities in 2018.
The Company closed and consolidated three facilities during 2017 and seven facilities during 2016 as a result of these initiatives, which resulted in asset impairment charges and exit activity costs in both years.
The following table sets forth the asset impairment charges and exit activity costs incurred by segment during the years ended December 31 related to the restructuring activities described above (in thousands):

	2018			2017			2016
	Inventory write-downs &/or asset impairment charges (recoveries), net	Exit activity costs (recoveries), net	Total	Inventory write-downs &/or asset impairment charges (recoveries), net	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total
Residential Products	$1,586	$1,321	$2,907	$345	$1,058	$1,403	$1,459	$1,074	$2,533
Industrial & Infrastructure Products	(347)	1,749	1,402	(2,484)	2,820	336	4,221	4,546	8,767
Renewable Energy & Conservation	105	(33)	72	509	2,986	3,495	1,850	539	2,389
Corporate	—	438	438	—	261	261	—	58	58
Total exit activity costs & asset impairments	$1,344	$3,475	$4,819	$(1,630)	$7,125	$5,495	$7,530	$6,217	$13,747
The following table provides a summary of where the above exit activity costs and asset impairments are recorded in the consolidated statements of operations for the years ended December 31 (in thousands):

	2018	2017	2016
Cost of sales	$1,906	$911	$9,922
Selling, general, and administrative expense	2,913	4,584	3,825
Total exit activity costs and asset impairments	$4,819	$5,495	$13,747

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2018	2017
Balance as of January 1	$961	$3,744
Exit activity costs recognized	3,475	7,125
Cash payments	(2,513)	(9,908)
Balance as of December 31	$1,923	$961

During the three years ended December 31, 2018, none of the Company's exit activities met the criteria to be reported as discontinued operations, as these actions do not represent a strategic shift that has or will have a major effect on the Company’s operations. Therefore, prior period results of continuing operations have not been restated to exclude the impact of any divested business’s financial results.
(15) INCOME TAXES

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, assessing a one-time transition tax on a deemed repatriation of non-previously taxed earnings of foreign subsidiaries, and implementing a territorial tax system.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company recorded $0.1 million of income tax expense as a result of GILTI for the year ended December 31, 2018. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2018 and 2017.

The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The BEAT tax had no impact on the Company's consolidated financial statements for the years ended December 31, 2018 and 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. At December 31, 2017, the Company recorded a provisional $3.9 million of income tax expense as a result of the transition tax, and $16.2 million income tax benefit related to the remeasurement of deferred income taxes. At December 31, 2017 the Company recorded no provisional expense related to performance-based executive compensation based on the guidance available at that time.

We have completed our analysis of the one-time transition tax, performance-based executive compensation and the remeasurement of our deferred assets and liabilities as of December 31, 2018.

During the year ended December 31, 2018, the Company recognized an adjustment to the provisional amounts recorded at December 31, 2017. The following table sets forth the components of the adjustment which were recorded in income tax expense from continuing operations during year ended December 31, 2018, (in thousands):

Remeasurement of certain deferred tax balances (1)	174
One-time transition tax (1)	(94)
Non-deductible performance based compensation (2)	145
Net adjustment recorded to provisional income tax expense (3)	225

(1) Amounts primarily related to return to provision adjustments.

(2) Amounts primarily related to further guidance of Notice 2018-68 (guidance on performance-based compensation issued in the third quarter ended September 30, 2018).

(3) The impact of the adjustment to the provisional amounts recorded at December 31, 2017 is 0.3%.

The components of income (loss) before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2018	2017	2016
Domestic	$76,953	$78,468	$37,316
Foreign	2,992	(560)	12,667
Income before taxes from continuing operations	$79,945	$77,908	$49,983
The provision for (benefit of) income taxes from continuing operations for the years ended December 31 consisted of the following (in thousands):

	2018	2017	2016
Current:
U.S. Federal	$9,402	$16,882	$14,703
State	3,144	2,479	2,987
Foreign	(1,191)	2,687	3,467
Total current	11,355	22,048	21,157
Deferred:
U.S. Federal	4,158	(7,466)	(5,404)
State	1,047	1,246	1,595
Foreign	(424)	(885)	(1,084)
Total deferred	4,781	(7,105)	(4,893)
Provision for income taxes	$16,136	$14,943	$16,264

The benefit of income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	2018	2017	2016
Current:
U.S. Federal	$—	$219	$24
State	—	20	2
Foreign	—	—	—
Benefit of income taxes	$—	$239	$26

The provision for income taxes from continuing operations differs from the federal statutory rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 due to the following (in thousands):

	2018		2017		2016
Statutory rate	16,788	21.0%	27,268	35.0%	17,494	35.0%
State taxes, less federal effect	3,242	4.1%	2,442	3.1%	3,033	6.1%
Federal tax credits	(3,680)	(4.6)%	(373)	(0.5)%	(439)	(0.9)%
Uncertain tax positions	(3,051)	(3.8)%	(148)	(0.2)%	(154)	(0.3)%
Excess tax benefit on stock based compensation	(2,288)	(2.9)%	(1,415)	(1.8)%	—	—%
Net operating loss (NOL) write down	1,640	2.1%	—	—%	—	—%
Executive compensation	1,369	1.7%	160	0.2%	75	0.2%
Change in valuation allowance	844	1.1%	660	0.8%	685	1.4%
Change in Indemnification Asset	643	0.8%	—	—%	—	—%
Tax effect of Tax Reform Act	—	—%	(12,535)	(16.1)%	—	—%
Domestic manufacturer's deduction	—	—%	(1,578)	(2.0)%	(1,363)	(2.7)%
Intercompany debt discharge	—	—%	—	—%	(2,389)	(4.8)%
Worthless stock deduction	—	—%	—	—%	(868)	(1.7)%
Other	629	0.7%	462	0.7%	190	0.2%
	$16,136	20.2%	$14,943	19.2%	$16,264	32.5%
Deferred tax liabilities (assets) at December 31 consist of the following (in thousands):

	2018	2017
Depreciation	$9,886	$9,563
Goodwill	35,813	32,662
Intangible assets	9,907	10,928
Foreign withholding tax	1,182	1,014
Other	696	652
Gross deferred tax liabilities	57,484	54,819
Equity compensation	(10,420)	(12,577)
Other	(13,529)	(13,247)
Gross deferred tax assets	(23,949)	(25,824)
Valuation allowances	2,995	2,242
Deferred tax assets, net of valuation allowances	(20,954)	(23,582)
Net deferred tax liabilities	$36,530	$31,237

At December 31, 2018, the Company had total net operating loss carry forwards of $11.9 million, which included $0.6 million for federal, $9.6 million for state, and $1.7 million for foreign income tax purposes. The federal and state net operating loss carry forwards expire between 2019 and 2038. The foreign net operating loss carry forwards expire between 2022 and 2026. The Company recognized a total of $1.2 million of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances, which included $0.1 million of federal, $0.6 million of state, and $0.5 million of foreign deferred tax assets.

Deferred taxes include net deferred tax assets relating to certain state and foreign tax jurisdictions. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required if it is more likely than not that such assets will not be realized. The valuation allowances on the net operating loss in Germany and Brazil were reversed since we exited both markets. The following sets forth a reconciliation of the beginning and ending amount of the Company’s valuation allowance (in thousands):

	2018	2017	2016
Balance as of January 1	$2,242	$1,362	$766
Cost charged to the tax provision	2,597	1,505	983
Reductions	(1,750)	(820)	(338)
Currency translation	(94)	195	(49)
Balance as of December 31	$2,995	$2,242	$1,362
The Company made net payments for income taxes for the following amounts for the years ended December 31 (in thousands):

	2018	2017	2016
Payments made for income taxes, net	$15,167	$26,186	$17,700
At December 31, 2018, the Company had approximately $30.0 million of undistributed earnings of foreign subsidiaries. The Company expects to execute a one-time repatriation of $22.5 million in cash to the U.S., net of withholding tax. The funds will be used for general corporate purposes. The Company continues to maintain its assertion that all remaining foreign earnings will be indefinitely reinvested. Any excess earnings could be used to grow the Company's foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability related to our remaining unremitted foreign earnings is not practicable due to the complexities associated with its hypothetical calculation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Balance as of January 1	$3,536	$3,466	$3,876
Additions for tax positions of the current year	15	99	33
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years for:
Settlements and changes in judgment	—	(422)	(256)
Lapses of applicable statute of limitations	(3,060)	—	—
Divestitures and foreign currency translation	(162)	393	(187)
Balance as of December 31	$329	$3,536	$3,466
In 2018 and 2017, the unrecognized tax benefits of $0.3 million and $3.5 million, respectively, would affect the effective tax rate, if recognized as of December 31, 2018 and 2017. $3.1 million of unrecognized tax benefits related to the acquisition was reversed in 2018 as a result of the lapse of the statute of limitations. The corresponding indemnification asset was also reversed in pretax income. The Company classifies accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to ten years. The Company's U.S. federal consolidated income tax return is under examination for 2015 and remains subject to examination for 2016 and 2017.
Interest (net of federal tax benefit) and penalties recognized during the years ended December 31 were (in thousands):

	2018	2017	2016
Interest and penalties recognized as income	$13	$130	$122

(16) EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive common shares which include shares issuable under the equity compensation plans described in Note 12 of the consolidated financial statements. The weighted average number of diluted shares does not include potential anti-dilutive common shares aggregating 303,000, 468,000 and 653,000 at December 31, 2018, 2017 and 2016, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the options, restricted shares, restricted stock units, and performance stock units assumed to have vested.

Basic earnings and diluted weighted-average shares outstanding are as follows for the years ended December 31 (in thousands):

	2018	2017	2016
Numerator:
Income from continuing operations	$63,809	$62,965	$33,719
Loss from discontinued operations	—	(405)	(44)
Net income available to common shareholders	$63,809	$62,560	$33,675
Denominator for basic earnings per share:
Weighted average shares outstanding	31,979	31,701	31,536
Denominator for diluted earnings per share:
Common stock options and stock units	555	549	533
Weighted average shares and conversions	32,534	32,250	32,069

(17) COMMITMENTS AND CONTINGENCIES
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

	2018	2017	2016
Rent expense	$12,571	$11,964	$13,652
Future minimum lease payments under these noncancelable operating leases as of December 31, 2018 are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Future minimum lease payments	14,304	8,156	5,910	4,566	4,043	1,705

The Company is a party to certain claims and legal actions generally incidental to its business. For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date, subject to limits of time and amount. The Company is a party to certain claims made under these indemnification provisions. As of December 31, 2018, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of this claim, or other claims which are not clearly determinable at the present time, would significantly affect the Company's financial condition or results of operation.

(18) SEGMENT INFORMATION
The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)	Residential Products, which primarily includes roof and foundation ventilation products, rain dispersion products and roofing accessories, centralized mail systems and electronic package solutions;

(ii)	Industrial and Infrastructure Products, which primarily includes expanded and perforated metal, perimeter security systems, expansion joints, and structural bearings; and

(iii)	Renewable Energy and Conservation, which primarily includes designing, engineering, manufacturing and installation of solar racking and electrical balance of systems and greenhouse structures.
When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31 (in thousands):

	2018	2017	2016
Net sales:
Residential Products	$463,216	$466,603	$430,938
Industrial and Infrastructure Products	223,006	215,211	296,513
Less: Intersegment sales	(1,103)	(1,247)	(1,495)
	221,903	213,964	295,018
Renewable Energy and Conservation	317,253	306,351	282,025
Total consolidated net sales	$1,002,372	$986,918	$1,007,981

Income from operations:
Residential Products	$69,838	$76,893	$65,241
Industrial and Infrastructure Products	15,336	8,159	1,306
Renewable Energy and Conservation	37,423	30,218	43,214
Segments income from operations	122,597	115,270	109,761
Unallocated corporate expenses	(28,629)	(22,421)	(36,273)
Total income from operations	$93,968	$92,849	$73,488

Depreciation and Amortization
Residential Products	$8,217	$9,183	$9,297
Industrial and Infrastructure Products	6,035	6,529	8,237
Renewable Energy and Conservation	5,790	5,657	6,203
Unallocated corporate expenses	332	321	377
	$20,374	$21,690	$24,114
Total assets
Residential Products	$361,499	$358,838	$331,975
Industrial and Infrastructure Products	210,482	203,455	225,691
Renewable Energy and Conservation	218,048	219,806	207,241
Unallocated corporate assets	271,616	209,286	153,338
	$1,061,645	$991,385	$918,245
Capital expenditures
Residential Products	$7,921	$5,236	$5,182
Industrial and Infrastructure Products	3,016	2,094	2,060
Renewable Energy and Conservation	1,345	3,648	3,160
Unallocated corporate expenditures	175	421	377
	$12,457	$11,399	$10,779

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the years ended December 31 (in thousands):

	2018
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$460,513	$188,081	$33,427	$682,021
Over Time	2,703	33,822	283,826	320,351
Total	$463,216	$221,903	$317,253	$1,002,372

	2017
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$466,603	$213,964	$30,137	$710,704
Over Time	—	—	276,214	276,214
Total	$466,603	$213,964	$306,351	$986,918

	2016
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$430,938	$295,018	$21,566	$747,522
Over Time	—	—	260,459	260,459
Total	$430,938	$295,018	$282,025	$1,007,981

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 are as follows (in thousands):

	2018	2017	2016
Net sales
North America	$990,772	$977,942	$963,797
Europe	—	1,131	19,447
Asia	11,600	7,845	24,737
Total	$1,002,372	$986,918	$1,007,981

Long-lived assets
North America	$96,342	$97,956	$108,334
Europe	—	3,222	2,900
Asia	704	601	992
Total	$97,046	$101,779	$112,226

(19) SUPPLEMENTAL FINANCIAL INFORMATION
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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$960,142	$64,090	$(21,860)	$1,002,372
Cost of sales	—	728,187	52,857	(21,032)	760,012
Gross profit	—	231,955	11,233	(828)	242,360
Selling, general, and administrative expense	151	139,726	6,963	—	146,840
Intangible asset impairment	—	615	937	—	1,552
(Loss) income from operations	(151)	91,614	3,333	(828)	93,968
Interest expense (income)	13,609	(1,279)	(266)	—	12,064
Other expense (income)	—	3,396	(1,437)	—	1,959
(Loss) income before taxes	(13,760)	89,497	5,036	(828)	79,945
(Benefit of) provision for income taxes	(3,853)	18,544	1,445	—	16,136
Equity in earnings from subsidiaries	74,544	3,591	—	(78,135)	—
Net income	$64,637	$74,544	$3,591	$(78,963)	$63,809

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

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$950,945	$78,184	$(21,148)	$1,007,981
Cost of sales	—	722,315	62,729	(21,825)	763,219
Gross profit	—	228,630	15,455	677	244,762
Selling, general, and administrative expense	14,302	137,343	9,454	—	161,099
Intangible asset impairment	—	7,980	2,195	—	10,175
(Loss) income from operations	(14,302)	83,307	3,806	677	73,488
Interest expense (income)	13,609	1,042	(74)	—	14,577
Other expense (income)	8,716	512	(300)	—	8,928
(Loss) income before taxes	(36,627)	81,753	4,180	677	49,983
(Benefit of) provision for income taxes	(11,768)	27,551	481	—	16,264
(Loss) income from continuing operations	(24,859)	54,202	3,699	677	33,719
Discontinued operations:
Loss before taxes	—	(70)	—	—	(70)
Benefit of income taxes	—	(26)	—	—	(26)
Loss from discontinued operations	—	(44)	—	—	(44)
Equity in earnings from subsidiaries	57,857	3,699	—	(61,556)	—
Net income	$32,998	$57,857	$3,699	$(60,879)	$33,675

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Year ended December 31, 2018
Net income	$64,637	$74,544	$3,591	$(78,963)	$63,809
Other comprehensive income:
Foreign currency translation adjustment	—	—	(3,241)	—	(3,241)
Cumulative effect of accounting change (see Note 2)	—	(350)	—	—	(350)
Adjustment to pension and post-retirement benefit liability, net of tax	—	723	—	—	723
Other comprehensive income (loss)	—	373	(3,241)	—	(2,868)
Total comprehensive income	$64,637	$74,917	$350	$(78,963)	$60,941

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Year ended December 31, 2017
Net income (loss)	$63,584	$72,261	$(943)	$(72,342)	$62,560
Other comprehensive income:
Foreign currency translation adjustment	—	—	3,150	—	3,150
Adjustment to pension and post-retirement benefit liability, net of tax	—	205	—	—	205
Other comprehensive income	—	205	3,150	—	3,355
Total comprehensive income	$63,584	$72,466	$2,207	$(72,342)	$65,915

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Year ended December 31, 2016
Net income	$32,998	$57,857	$3,699	$(60,879)	$33,675
Other comprehensive income:
Foreign currency translation adjustment	—	—	6,945	—	6,945
Adjustment to pension and post-retirement benefit liability, net of tax	—	750	—	—	750
Other comprehensive income	—	750	6,945	—	7,695
Total comprehensive income	$32,998	$58,607	$10,644	$(60,879)	$41,370

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$262,716	$34,290	$—	$297,006
Accounts receivable, net	—	132,841	7,442	—	140,283
Intercompany balances	1,183	2,439	(3,622)	—	—
Inventories	—	94,700	4,213	—	98,913
Other current assets	3,853	1,146	3,352	—	8,351
Total current assets	5,036	493,842	45,675	—	544,553
Property, plant, and equipment, net	—	93,034	2,796	—	95,830
Goodwill	—	301,309	22,362	—	323,671
Acquired intangibles	—	89,556	6,819	—	96,375
Other assets	—	1,047	169	—	1,216
Investment in subsidiaries	806,155	62,722	—	(868,877)	—
	$811,191	$1,041,510	$77,821	$(868,877)	$1,061,645
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$73,934	$5,202	$—	$79,136
Accrued expenses	5,493	77,282	4,299	—	87,074
Billings in excess of cost	—	13,864	3,993	—	17,857
Current maturities of long-term debt	209,005	(200)	—	—	208,805
Total current liabilities	214,498	164,880	13,494	—	392,872
Long-term debt	—	1,600	—	—	1,600
Deferred income taxes	—	34,925	1,605	—	36,530
Other non-current liabilities	—	33,950	—	—	33,950
Shareholders’ equity	596,693	806,155	62,722	(868,877)	596,693
	$811,191	$1,041,510	$77,821	$(868,877)	$1,061,645

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
DECEMBER 31, 2018
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(13,252)	$103,543	$7,254	$—	$97,545
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(12,054)	(403)	—	(12,457)
Acquisitions, net of cash acquired	—	(5,241)	—	—	(5,241)
Net proceeds from sale of property and equipment	—	3,063	86	—	3,149
Net cash used in investing activities	—	(14,232)	(317)	—	(14,549)
Cash Flows from Financing Activities
Long-term debt payments	—	(400)	—	—	(400)
Purchase of treasury stock at market prices	(7,165)	—	—	—	(7,165)
Intercompany financing	19,032	(18,799)	(233)	—	—
Net proceeds from issuance of common stock	1,385	—	—	—	1,385
Net cash provided by (used in) financing activities	13,252	(19,199)	(233)	—	(6,180)
Effect of exchange rate changes on cash	—	—	(2,090)	—	(2,090)
Net increase in cash and cash equivalents	—	70,112	4,614	—	74,726
Cash and cash equivalents at beginning of year	—	192,604	29,676	—	222,280
Cash and cash equivalents at end of year	$—	$262,716	$34,290	$—	$297,006

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

GIBRALTAR INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
DECEMBER 31, 2016
(in thousands)

	Gibraltar Industries, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(34,243)	$140,890	$17,340	$—	$123,987
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	—	(10,321)	(458)	—	(10,779)
Acquisitions, net of cash acquired	—	(23,412)	—	—	(23,412)
Net proceeds from sale of property and equipment	—	230	723	—	953
Net proceeds from sale of business	—	—	8,250	—	8,250
Other, net	—	1,118			1,118
Net cash (used in) provided by investing activities	—	(32,385)	8,515	—	(23,870)
Cash Flows from Financing Activities
Long-term debt payments	—	(400)	—	—	(400)
Payment of debt issuance costs	—	(54)	—	—	(54)
Purchase of treasury stock at market prices	(1,539)	—	—	—	(1,539)
Intercompany financing	32,441	(3,822)	(28,619)	—	—
Net proceeds from issuance of common stock	3,341	—	—	—	3,341
Net cash provided by (used in) financing activities	34,243	(4,276)	(28,619)	—	1,348
Effect of exchange rate changes on cash	—	—	(146)	—	(146)
Net increase (decrease) in cash and cash equivalents	—	104,229	(2,910)	—	101,319
Cash and cash equivalents at beginning of year	—	39,597	29,261	—	68,858
Cash and cash equivalents at end of year	$—	$143,826	$26,351	$—	$170,177

(20) QUARTERLY UNAUDITED FINANCIAL DATA

GIBRALTAR INDUSTRIES, INC.
QUARTERLY UNAUDITED FINANCIAL DATA
(in thousands, except per share data)

	2018 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$215,337	$266,036	$280,086	$240,913	$1,002,372
Gross profit	$48,318	$70,503	$70,279	$53,260	$242,360
Income from operations	$13,843	$32,274	$29,404	$18,447	$93,968
Interest expense	$3,269	$3,130	$2,906	$2,759	$12,064
Net income from continuing operations	$8,352	$22,837	$19,503	$13,117	$63,809
Total net income	$8,352	$22,837	$19,503	$13,117	$63,809
Income per share from continuing operations:
Basic	$0.26	$0.72	$0.61	$0.41	$2.00
Diluted	$0.26	$0.70	$0.60	$0.40	$1.96

	2017 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$206,605	$247,627	$274,574	$258,112	$986,918
Gross profit	$49,255	$61,825	$68,735	$56,729	$236,544
Income from operations	$9,679	$24,930	$35,693	$22,547	$92,849
Interest expense	$3,576	$3,550	$3,486	$3,420	$14,032
Net income from continuing operations	$3,996	$13,174	$20,619	$25,176	$62,965
Net loss from discontinued operations	$—	$(405)	$—	$—	$(405)
Total net income	$3,996	$12,769	$20,619	$25,176	$62,560
Income per share from continuing operations:
Basic	$0.13	$0.41	$0.65	$0.79	$1.98
Diluted	$0.12	$0.41	$0.64	$0.78	$1.95
Loss per share from discontinued operations:
Basic	$—	$(0.01)	$—	$—	$(0.01)
Diluted	$—	$(0.01)	$—	$—	$(0.01)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
The Company completed the acquisition of SolarBOS in 2018, which was excluded from management's annual report on internal control over financial reporting as of December 31, 2018. The Company acquired the outstanding stock of SolarBOS on August 21, 2018, and its results have been included in our 2018 consolidated financial statements. Total and net assets constituted $8.7 million and $7.1 million, respectively, as of December 31, 2018 and net sales and net income constituted $6.4 million and $0.5 million, respectively, for the year then ended.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2018 that have materially affected the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gibraltar Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gibraltar Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SolarBOS, which is included in the 2018 consolidated financial statements of the Company and constituted 1% and 1% of total and net assets, respectively, as of December 31, 2018 and 1% and 1% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SolarBOS.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statement of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Buffalo, New York
February 26, 2019

Item 9B.	Other Information

On May 4, 2018, the stockholders of the Company approved the adoption of a new equity based incentive compensation plan known as the Gibraltar Industries, Inc. 2018 Equity Incentive Plan (the "2018 Plan"). The 2018 Plan permits the Company to grant a variety of equity based incentive compensation awards to officers, directors and other key employees of the Company and its subsidiaries. The types of equity based incentive compensation awards which may be issued by the Company under the terms of the 2018 Plan include non-qualified options, restricted shares, restricted stock units, performance shares, performance stock units, and stock rights.

The form of the award of performance units to certain executives of the Company is included on this Form 10-K as Exhibit 10.22 and is incorporated herein by reference.

The form of the award of restricted stock units to certain executives of the Company is included on this Form 10-K as Exhibit 10.23 and is incorporated herein by reference.

The form of the award of restricted stock units to non-executive employees of the Company is included on this Form 10-K as Exhibit 10.24 and is incorporated herein by reference.

The form of the award to certain employees of the Company of discretionary restricted stock units with a vesting acceleration feature upon retirement age is included on this Form 10-K as Exhibit 10.25 and is incorporated herein by reference.

The form of the award to certain employees of the Company of discretionary restricted stock units without a vesting acceleration feature upon retirement age is included on this Form 10-K as Exhibit 10.26 and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2019 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2018 fiscal year.
The Company has adopted a Code of Ethics that applies to all of our directors, officers, employees and representatives. The complete text of this Code of Ethics is available in the corporate governance section of our website at www.gibraltar1.com. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

Item 11.	Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2019 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2018 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and the Company's equity compensation plans are incorporated herein by reference to the information included in the Company’s 2019 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2018 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2019 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2018 fiscal year.

Item 14.	Principal Accounting Fees and Services
Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2019 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2018 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

	(1)	The following financial statements are included:

		(i)	Report of Independent Registered Public Accounting Firm

		(ii)	Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017, and 2016

		(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016

		(iv)	Consolidated Balance Sheets as of December 31, 2018 and 2017

		(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016

		(vi)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016

		(vii)	Notes to Consolidated Financial Statements

	(2)	The following financial statement schedules for the years ended December 31, 2018, 2017, and 2016 are included in this Annual Report on Form 10-K:

		(i)	Quarterly Unaudited Financial Data (included in notes to consolidated financial statements)

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

3.1
Certificate of Incorporation of registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-135908)), as amended by Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed May 22, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 22, 2012), and further amended by Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 11, 2015 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed May 12, 2015)

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

10.8*	Summary Description of Annual Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009)

No.	Exhibit

10.9
Fifth Amended and Restated Credit Agreement dated December 9, 2015 among Gibraltar Industries, Inc. and Gibraltar Steel Corporation of New York, as borrowers, the lenders parties thereto, Key Bank National Association, as administrative agent, KeyBank Capital Markets Inc. as joint lead arranger, JPMorgan Chase Bank, N.A., as joint lead arranger, Bank of America, N.A., as co-documentation agent, M&T Bank, as co-documentation agent, Citizens Bank, N.A., as co-documentation agent, and PNC Bank, National Association, as co-documentation agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 15, 2015)

10.10
Sixth Amendment and Restatement Credit Agreement dated January 24, 2019 among Gibraltar Industries, Inc. and Gibraltar Steel Corporation of New York, as borrowers, the lenders parties named therein, KeyBank National Association, as administrative agent, swing line lender and issuing lender, KeyBanc Capital Markets Inc. as joint lead arranger and joint book runner, Bank of America, N.A. and Citizens Bank, N.A. as joint lead arrangers, joint book runners and co-syndication agents and Branch Banking and Trust Company, BMO Harris Bank, N.A., M&T Bank and PNC Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 25, 2019)

10.11*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan dated December 31, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 7, 2016), and as amended by Gibraltar Industries, Inc. 2015 Equity Incentive Plan First Amendment dated May 5, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 9, 2017)

10.12*
Gibraltar Industries, Inc. 2015 Management Stock Purchase Plan dated May 7, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 12, 2015), as amended by Management Stock Purchase Plan dated December 31, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 7, 2016), and further amended by the Gibraltar Industries, Inc. Management Stock Purchase Plan Second Amendment dated January 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 28, 2016)

10.13*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan dated May 4, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 7, 2018)

10.14*	Gibraltar Industries, Inc. 2018 Management Stock Purchase Plan dated November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 1, 2018)

10.15*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Stock dated May 7, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 12, 2015)

10.16*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Performance Units dated December 31, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 3, 2017)

10.17*
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

No.	Exhibit
10.20*	Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.21*	Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.22*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Performance Units dated May 4, 2018 (incorporated herein on this Form 10-K by reference)

10.23*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated herein on this Form 10-K by reference)

10.24*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated herein on this Form 10-K by reference)

10.25*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated herein on this Form 10-K by reference)

10.26*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated herein on this Form 10-K by reference)

21	Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document **

101.SCH		XBRL Taxonomy Extension Schema Document**

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB		XBRL Taxonomy Extension Label Linkbase Document **

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document **

	*	Document is a management contract or compensatory plan or agreement.
	**	Submitted electronically with this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
By:	/s/ William T. Bosway
William T. Bosway
President and Chief Executive Officer
Dated:	February 26, 2019
In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William T. Bosway	President, Chief Executive Officer (principal executive officer) and Director	February 26, 2019
William T. Bosway

/s/ Frank G. Heard	Vice Chairman of the Board of Directors	February 26, 2019
Frank G. Heard

/s/ Timothy F. Murphy	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2019
Timothy F. Murphy

/s/ William P. Montague	Chairman of the Board	February 26, 2019
William P. Montague

/s/ Mark G. Barberio	Director	February 26, 2019
Mark G. Barberio

/s/ Sharon M. Brady	Director	February 26, 2019
Sharon M. Brady

/s/ Craig A. Hindman	Director	February 26, 2019
Craig A. Hindman

/s/ Vinod M. Khilnani	Director	February 26, 2019
Vinod M. Khilnani

/s/ James B. Nish	Director	February 26, 2019
James B. Nish