Form 10-Q
period 2019-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2019-05-03
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File Number 0-22462

GIBRALTAR INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	16-1445150
(State or incorporation )	(I.R.S. Employer Identification No.)

3556 Lake Shore Road, P.O. Box 2028 Buffalo, New York	14219-0228
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (716) 826-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ROCK	NASDAQ Stock Market
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 30, 2019, the number of common shares outstanding was: 32,202,885.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net Sales	$227,417	$215,337
Cost of sales	183,517	167,019
Gross profit	43,900	48,318
Selling, general, and administrative expense	33,334	34,475
Income from operations	10,566	13,843
Interest expense	2,061	3,269
Other expense (income)	589	(585)
Income before taxes	7,916	11,159
Provision for income taxes	1,571	2,807
Net income	$6,345	$8,352

Net earnings per share:
Basic	$0.20	$0.26
Diluted	$0.19	$0.26
Weighted average shares outstanding:
Basic	32,279	31,786
Diluted	32,617	32,444
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$6,345	$8,352
Other comprehensive income (loss):
Foreign currency translation adjustment	842	110
Cumulative effect of accounting change	—	(350)
Minimum pension and post retirement benefit plan adjustments	12	27
Other comprehensive income (loss)	854	(213)
Total comprehensive income	$7,199	$8,139
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,509	$297,006
Accounts receivable, net	167,201	140,283
Inventories	98,594	98,913
Other current assets	8,282	8,351
Total current assets	317,586	544,553
Property, plant, and equipment, net	95,856	95,830
Operating lease assets	31,823	—
Goodwill	323,573	323,671
Acquired intangibles	94,520	96,375
Other assets	2,900	1,216
	$866,258	$1,061,645
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$84,462	$79,136
Accrued expenses	65,020	87,074
Billings in excess of cost	18,259	17,857
Current maturities of long-term debt	400	208,805
Total current liabilities	168,141	392,872
Long-term debt	1,600	1,600
Deferred income taxes	36,916	36,530
Non-current operating lease liabilities	22,751	—
Other non-current liabilities	31,017	33,950
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 33,026 shares and 32,887 shares issued and outstanding in 2019 and 2018	330	329
Additional paid-in capital	285,034	282,525
Retained earnings	346,922	338,995
Accumulated other comprehensive loss	(6,380)	(7,234)
Cost of 855 and 796 common shares held in treasury in 2019 and 2018	(20,073)	(17,922)
Total shareholders’ equity	605,833	596,693
	$866,258	$1,061,645
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$6,345	$8,352
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,941	5,189
Stock compensation expense	2,371	2,097
Exit activity recoveries, non-cash	—	(727)
Provision for deferred income taxes	393	—
Other, net	2,456	353
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(27,623)	4,947
Inventories	35	(8,907)
Other current assets and other assets	165	1,498
Accounts payable	5,332	(1,694)
Accrued expenses and other non-current liabilities	(31,903)	(33,314)
Net cash used in operating activities	(37,488)	(22,206)
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(264)	—
Net proceeds from sale of property and equipment	22	2,823
Purchases of property, plant, and equipment	(3,132)	(1,033)
Net cash (used in) provided by investing activities	(3,374)	1,790
Cash Flows from Financing Activities
Long-term debt payments	(210,000)	—
Payment of debt issuance costs	(1,235)	—
Purchase of treasury stock at market prices	(2,151)	(850)
Net proceeds from issuance of common stock	139	226
Net cash used in financing activities	(213,247)	(624)
Effect of exchange rate changes on cash	612	(499)
Net decrease in cash and cash equivalents	(253,497)	(21,539)
Cash and cash equivalents at beginning of year	297,006	222,280
Cash and cash equivalents at end of period	$43,509	$200,741
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	32,887	$329	$282,525	$338,995	$(7,234)	796	$(17,922)	$596,693
Net income	—	—	—	6,345	—	—	—	6,345
Foreign currency translation adjustment	—	—	—	—	842	—	—	842
Minimum pension and post retirement benefit plan adjustments, net of taxes of $4	—	—	—	—	12	—	—	12
Stock compensation expense	—	—	2,371	—	—	—	—	2,371
Cumulative effect of accounting change (see Note 2)	—	—	—	1,582	—	—	—	1,582
Stock options exercised	12	—	139	—	—	—	—	139
Net settlement of restricted stock units	127	1	(1)	—	—	59	(2,151)	(2,151)
Balance at March 31, 2019	33,026	$330	$285,034	$346,922	$(6,380)	855	$(20,073)	$605,833
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	32,332	$323	$271,957	$274,562	$(4,366)	615	$(10,757)	$531,719
Net income	—	—	—	8,352	—	—	—	8,352
Foreign currency translation adjustment	—	—	—	—	110	—	—	110
Minimum pension and post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	27	—	—	27
Stock compensation expense	—	—	2,097	—	—	—	—	2,097
Cumulative effect of accounting change	—	—	—	624	(350)	—	—	274
Stock options exercised	13	—	226	—	—	—	—	226
Net settlement of restricted stock units	53	1	(1)	—	—	24	(850)	(850)
Balance at March 31, 2018	32,398	$324	$274,279	$283,538	$(4,579)	639	$(11,607)	$541,955
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal; for this and other reasons, financial results for any interim period are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual Form 10-K for the year ended December 31, 2018.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

The Company has adopted this standard using the modified retrospective approach and elected the transition method to initially apply the new leases standard to all leases that exist at January 1, 2019. Under this transition method, the Company initially applied Topic 842 as of January 1, 2019, and recognized a cumulative-effect adjustment which increased the Company's beginning retained earnings as of January 1, 2019 by approximately $1.6 million. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new leases standard, which among other things, permitted the Company to carry forward its historical lease classification for leases in place prior to January 1, 2019. The comparative period information has not been restated and continues to be reported and presented under the accounting standards in effect for that period. The standard did not materially impact the Company's consolidated net earnings and had no impact on cash flows.

Date of adoption: Q1 2019

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326)
The objective of this standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit, including trade receivables, held by an entity at each reporting date. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The provisions of this standard are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective, that is, a modified-retrospective approach.

The Company is currently evaluating the requirements of this standard. It does not expect it to have a material impact on the Company's financial statements. Date of adoption: Q1 2020

(3)	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Trade accounts receivable	$149,159	$124,609
Costs in excess of billings	25,519	22,634
Total accounts receivables	174,678	147,243
Less allowance for doubtful accounts	(7,477)	(6,960)
Accounts receivable	$167,201	$140,283

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

Revenue recognition

Revenue is recognized when, or as, the Company transfers control of promised products or service to a customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those products or service. Refer to Note 16 of this quarterly report on Form 10-Q for additional information related to revenue recognized by timing of transfer of control by reportable segment.

As of March 31, 2019, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

Contract assets and contract liabilities

Contract assets consist of costs in excess of billings. Contract liabilities consist of billings in excess of cost and unearned revenue. Unearned revenue relates to payments received in advance of performance under the contract and is recognized when the Company performs under the contract. Unearned revenue is presented within accrued expenses in the Company's consolidated balance sheet.

The following table presents the beginning and ending balances and significant changes in the costs in excess of billings and billings in excess of cost balance during the three months ended March 31, 2019 and 2018, respectively (in thousands):

	March 31, 2019	December 31, 2018
Costs in excess of billings	$25,519	$22,634
Billings in excess of cost	(18,259)	(17,857)
Unearned revenue	(12,917)	(12,028)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenue recognized in the period from:
Amounts included in billings in excess of cost at the beginning of the period	$9,697	$8,340
Amounts included in unearned revenue at the beginning of the period	$4,661	$1,836

(5)	INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw material	$58,376	$57,845
Work-in-process	7,626	6,930
Finished goods	32,592	34,138
Total inventories	$98,594	$98,913

(6)    ACQUISITIONS

On August 21, 2018, the Company acquired all of the outstanding stock of SolarBOS. SolarBOS is a provider of electrical balance of systems products, which consists of electrical components such as wiring, switches, and combiner boxes that support photovoltaic systems, for the U.S. solar renewable energy market. The Company expects the acquisition of SolarBOS to enable the Company to provide complementary product offerings to its existing customers and strengthen its position in the solar renewable energy market. The results of SolarBOS have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Renewable Energy and Conservation segment). The aggregate purchase consideration for the acquisition of SolarBOS was $6.4 million, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The acquisition was financed through cash on hand.
The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $2.9 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the solar renewable energy markets.
The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$915
Working capital	680
Property, plant and equipment	483
Acquired intangible assets	1,450
Other assets	13
Other liabilities	(51)
Goodwill	2,879
Fair value of purchase consideration	$6,369

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Estimated Useful Life
Trademarks	$300	3 years
Technology	450	9 years
Customer relationships	700	9 years
Total	$1,450

During the three month periods ended March 31, 2019 and 2018, the Company did not incur any acquisition-related costs.

(7)	GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy & Conservation	Total
Balance at December 31, 2018	$198,075	$53,769	$71,827	$323,671
Adjustments to prior year acquisitions	—	—	(172)	(172)
Foreign currency translation	—	116	(42)	74
Balance at March 31, 2019	$198,075	$53,885	$71,613	$323,573

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$43,870	$—	$43,870	$—	Indefinite
Finite-lived intangible assets:
Trademarks	6,114	3,669	6,094	3,518	3 to 15 Years
Unpatented technology	28,644	14,352	28,644	13,881	5 to 20 Years
Customer relationships	70,348	36,791	70,419	35,678	5 to 17 Years
Non-compete agreements	1,649	1,293	1,649	1,224	4 to 10 Years
	106,755	56,105	106,806	54,301
Total acquired intangible assets	$150,625	$56,105	$150,676	$54,301

The following table summarizes the acquired intangible asset amortization expense for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization expense	$1,797	$2,139

Amortization expense related to acquired intangible assets for the remainder of fiscal 2019 and the next five years thereafter is estimated as follows (in thousands):

	2019	2020	2021	2022	2023	2024
Amortization expense	$5,390	$6,895	$6,700	$6,222	$5,684	$5,428

(8)	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Senior Subordinated 6.25% Notes	$—	$210,000
Other debt	2,000	2,000
Less unamortized debt issuance costs	—	(1,595)
Total debt	2,000	210,405
Less current maturities	400	208,805
Total long-term debt	$1,600	$1,600

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("2019 Senior Credit Agreement"), which amends and restates the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015.

The 2019 Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The 2019 Senior Credit Agreement contains three financial covenants. As of March 31, 2019, the Company is in compliance with all three covenants.

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

Standby letters of credit of $8.1 million have been issued under the 2019 Senior Credit Agreement on behalf of the Company as of March 31, 2019. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of March 31, 2019, the Company had $391.9 million of availability under the revolving credit facility. No borrowings were outstanding under the Company's revolving credit facility at March 31, 2019 and December 31, 2018.

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

On December 20, 2018, the Company announced its redemption of its $210 million outstanding Senior Subordinated 6.25% Notes, effective February 1, 2019. The 6.25% Notes were redeemed in accordance with the provisions of the indenture governing the Notes on February 1, 2019. The Company recorded a charge of $1.1 million for the write-off of deferred financing fees relating to the 6.25% Notes during the quarter ending March 31, 2019.

(9)	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables summarize the cumulative balance of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, (in thousands):

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(5,939)	$(2,040)	$(7,979)	$(745)	$(7,234)
Minimum pension and post retirement health care plan adjustments	—	16	16	4	12
Foreign currency translation adjustment	842	—	842	—	842
Balance at March 31, 2019	$(5,097)	$(2,024)	$(7,121)	$(741)	$(6,380)

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(2,698)	$(2,638)	$(5,336)	$(970)	$(4,366)
Cumulative effect of accounting change		(350)	(350)	—	(350)
Minimum pension and post retirement health care plan adjustments	—	37	37	10	27
Foreign currency translation adjustment	110	—	110	—	110
Balance at March 31, 2018	$(2,588)	$(2,951)	$(5,539)	$(960)	$(4,579)

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

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the three months ended March 31, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2019		2018
Awards	Number of Awards (1)	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units	145,420	$40.55	132,288	$33.35
Restricted stock units	117,821	$39.37	67,055	$33.35
(1) Performance stock units granted will convert to shares based on the Company's actual return on invested capital ("ROIC") relative to the ROIC targeted for the performance period ended December 31, 2019.
(2) Performance stock units granted in 2018 which will convert to 126,337 shares to be issued on December 31, 2020, representing 95.5% of the targeted 2018 award, based on the Company’s actual ROIC compared to ROIC target for the performance period ended December 31, 2018.
Equity Based Awards - Settled in Cash

The Company's equity-based liability includes awards under a management stock purchase plan and cash-settled performance awards issued in 2016. As of March 31, 2019, the Company's total share-based liabilities recorded on the consolidated balance sheet were $26.6 million, of which $22.0 million was included in non-current liabilities. The share-based liabilities as of December 31, 2018 were $38.4 million, of which $23.6 million was included in non-current liabilities.

During the quarter ended March 31, 2019, the Company paid $8.9 million to participants of cash-settled performance stock units awarded in 2016. The participants earned 200% of the target, or 256,000 units, which were converted to cash and valued at the trailing 90-day closing price of the Company's common stock as of December 31, 2018.

Management Stock Purchase Plan

The Management Stock Purchase Plan ("MSPP") provides participants the ability to defer a portion of their compensation or Directors’ fees, which deferral is converted to restricted stock units, and credited to an account. Employees eligible to defer a portion of their compensation may elect to convert their deferral to unrestricted investments, restricted stock units, or a combination of both, and also receive a company-matching award in restricted stock units equal to a percentage of their compensation. The account represents a share-based liability that will be converted to and settled in cash payable to participants upon retirement or a termination of their service to the Company.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the three months ended March 31,:

	2019	2018
Restricted stock units credited	51,608	63,937
Share-based liabilities paid (in thousands)	$4,933	$4,717

(11)	FAIR VALUE MEASUREMENTS

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
The Company had no financial assets or liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018. As of March 31, 2019, the Company does not have any financial instrument for which the carrying value differs from its fair value. At December 31, 2018, the Company's only financial instrument for which the carrying value differs from its fair value was the Company's Senior Subordinated 6.25% Notes, which were redeemed on February 1, 2019. At December 31, 2018, the fair value of the outstanding debt, net of unamortized debt issuance costs, was $210.8 million compared to its carrying value of $210.4 million.

(12)	LEASES

The Company leases are classified as operating leases and consist of manufacturing facilities, distribution centers, office space, vehicles and equipment. For leases with terms greater than twelve months, at lease commencement the Company recognizes a right-of-use asset and a lease liability. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on the Company's consolidated balance sheet. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company combines lease and non-lease components, such as common area maintenance costs, in calculating the related asset and lease liabilities for all underlying asset groups. Operating lease cost is included in income from operations and includes short-term leases and variable lease costs which are immaterial.

Most of the Company's leases include one or more options to renew, with renewal terms that can extend the respective lease term from one month to fifteen years. The exercise of lease renewal options is at the Company's sole discretion. As of March 31, 2019, the Company's renewal options are not part of the Company's operating lease assets and operating lease liabilities. Certain leases also include options to purchase at fair value the underlying leased asset at the Company's sole discretion.

	Classification	March 31, 2019
Assets	Operating lease assets	$31,823

Liabilities
Current	Accrued expenses	$9,342
Non-current	Non-current operating lease liabilities	22,751
		$32,093

	Three Months Ended March 31, 2019
Lease cost:
Operating lease cost	$3,357

Other information:
Cash paid for amounts included in the measurement of operating liabilities	$2,640
Right-of-use assets obtained in exchange for new lease liabilties	$3,470
Weighted-average remaining lease term - operating leases	4.33	years
Weighted-average discount rate - operating leases	5.70%

Maturity of lease liabilities	Three Months Ended March 31, 2019
2019 (April 1, 2019 through December 31, 2019)	$8,276
2020	8,981
2021	6,929
2022	5,175
2023	4,603
After 2023	2,328
Total lease payments	36,292
Less: present value discount	(4,199)
Present value of lease liabilities	$32,093

The Company uses the Company's incremental borrowing rate based on information available at the commencement date of a lease in determining the present value of lease payments as the rates implicit in most of the Company's leases are not readily determinable.

Upon adoption of ASU 2016-02 on January 1, 2019, the unrecognized deferred gain related to sale-leaseback transactions was recorded as a cumulative-effect adjustment to increase retained earnings, net of related income tax effects.

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

Exit activity costs were incurred during the three months ended March 31, 2019 which related to contract terminations, severance, and other moving and closing costs.

During the three months ended March 31, 2018, the Company incurred exit activity costs resulting from the above initiatives. In conjunction with these initiatives, the Company closed one facility during the first three months of 2018 and sold and leased back another facility which resulted in a gain, which was partially offset by inventory impairment charges incurred for discontinued products.

The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three months ended March 31, related to the restructuring activities described above (in thousands):

	Three months ended March 31,
	2019			2018
	Inventory write-downs &/or asset impairment charges	Exit activity costs (recoveries), net	Total	Inventory write-downs &/or asset impairment (recoveries) charges, net	Exit activity (recoveries) costs, net	Total
Residential Products	$—	$151	$151	$(43)	$(123)	$(166)
Industrial & Infrastructure Products	—	(33)	(33)	(703)	218	(485)
Renewable Energy & Conservation	—	94	94	19	117	136
Corporate	—	7	7	—	44	44
Total exit activity costs & asset impairments	$—	$219	$219	$(727)	$256	$(471)

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the consolidated statements of income for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of sales	$(34)	$37
Selling, general, and administrative expense (recoveries)	253	(508)
Net asset impairment and exit activity charges (recoveries)	$219	$(471)

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2019	2018
Balance at January 1	$1,923	$961
Exit activity costs recognized	219	256
Cash payments	(550)	(739)
Balance at March 31	$1,592	$478

(14)	INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three months ended March 31, and the applicable effective tax rates:

	Three Months Ended March 31,
	2019	2018
Provision for income taxes	$1,571	$2,807
Effective tax rate	19.8%	25.2%
The effective tax rate for the three months ended March 31, 2019 was less than the U.S. federal statutory rate of 21% due to favorable discrete items partially offset by state taxes and nondeductible permanent differences. The effective tax rate for the three months ended March 31, 2018 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was signed into law. On this day, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to the one-time transition tax, withholding tax and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. Our preliminary estimate of the one-time transition tax and the re-measurement of our deferred tax assets and liabilities was finalized in the fourth quarter of 2018.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it included two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the three months ended March 31, 2019 and March 31, 2018.

The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The BEAT tax had no impact on the Company's consolidated financial statements for the three months ended March 31, 2019 and March 31, 2018.

In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated other Comprehensive Income, which gives entities the option to reclassify retained earning tax effects resulting from Tax Reform related to items in AOCI that the FASB refers to as having been stranded in AOCI. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period Tax Reform was enacted. We elected to early adopt ASU 2018-02. As a result of adopting this standard, we reclassified $350,000 from AOCI to retained earnings on January 1, 2018.

(15)    EARNINGS PER SHARE

Basic earnings and diluted weighted-average shares outstanding are as follows for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2019	2018
Numerator:
Income from continuing operations	$6,345	$8,352
Net income available to common shareholders	$6,345	$8,352
Denominator for basic earnings per share:
Weighted average shares outstanding	32,279	31,786
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,279	31,786
Common stock options and stock units	338	658
Weighted average shares and conversions	32,617	32,444
The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards, aggregating to 258,000 and 359,000 for the three months ended March 31, 2019 and 2018, respectively.

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
The following table illustrates certain measurements used by management to assess performance of the segments described above for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2019	2018
Net sales:
Residential Products	$103,709	$103,948
Industrial and Infrastructure Products	55,188	54,624
Less: Intersegment sales	(317)	(221)
Net Industrial and Infrastructure Products	54,871	54,403
Renewable Energy and Conservation	68,837	56,986
Total consolidated net sales	$227,417	$215,337

Income from operations:
Residential Products	$12,090	$13,238
Industrial and Infrastructure Products	4,129	2,602
Renewable Energy and Conservation	1,632	4,062
Unallocated Corporate Expenses	(7,285)	(6,059)
Total income from operations	$10,566	$13,843

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the three months ended March 31 (in thousands):

	Three Months Ended March 31, 2019
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$102,892	$45,287	$7,290	$155,469
Over Time	817	9,584	61,547	71,948
Total	$103,709	$54,871	$68,837	$227,417

	Three Months Ended March 31, 2018
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$102,884	$46,543	$5,620	$155,047
Over Time	1,064	7,860	51,366	60,290
Total	$103,948	$54,403	$56,986	$215,337

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
As of March 31, 2019, we operated 40 facilities, comprised of 30 manufacturing facilities, five distribution centers, and five offices, which are located in 18 states, Canada, China, and Japan. These facilities give us a base of operations to provide customer support, delivery, service and quality to a number of regional and national customers and provide us with manufacturing and distribution primarily throughout North America and, to a lesser extent, Asia.

Business Strategy
Our business strategy focuses on accelerating the growth and financial returns of the Company. We strive to deliver best-in-class, sustainable value creation for our shareholders, customers and team members, and we believe this can be achieved from a transformational change in the Company’s portfolio and strong operating performance. Our business strategy has four key elements, or "pillars," which are: operational excellence, innovation, portfolio management, and acquisitions as a strategic accelerator.

Operational excellence is our first pillar in this strategy. We focus on reducing complexity, adjusting costs and simplifying our product offering through 80/20 initiatives (“80/20”). 80/20 is the practice of focusing on our largest and best opportunities (the “80”) and eliminating complexity associated with less profitable opportunities (the “20”). The execution of 80/20 across our businesses, along with in-lining and market rate of demand replenishment initiatives, has and will continue to improve our service levels, overall profitability, and efficiency in the deployment of capital.

Innovation is our second strategic pillar. Our focus is on making innovation a strong competency across our organization to ensure we consistently bring new products, better processes, and value added services for our markets and customers. We are focused on delivering solutions that create more relevance for our end customers, and position our team as a trusted and reliable partner. Our trade focus initiatives are focused on connecting with our end user groups to better understand their needs and the market challenges we need to solve. This effort is expected to produce ideas and opportunities that generate profitable and sustainable growth for us and our customers. Our focus on innovation is centered on our current end markets, including, postal and parcel products, residential air management, infrastructure, renewable energy and conservation. These respective markets are expected to grow based on demand for: centralized mail and parcel delivery systems, including solutions for the last mile of delivery; zero carbon footprint homes; energy sources not dependent on fossil fuels, and the growing demand for locally grown produce.

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

Overall, we believe our business strategy has enabled us to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns. Going forward, we will continue to improve upon our operational excellence, optimize our assets and working capital efficiency, and invest in innovation and new product development to drive profitable and sustainable growth.

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

On March 18, 2019, the Company appointed Patrick M. Burns as Chief Operating Officer. In his position as Chief Operating Officer, Mr. Burns will be responsible for all aspects of Gibraltar’s day to day operations across its businesses and such other executive duties as he is assigned from time to time by the Board of Directors and the Chief Executive Officer.
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
On August 21, 2018, the Company acquired all of the outstanding stock of SolarBOS for an aggregate purchase price of $6.4 million which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The acquisition was financed through cash on hand. SolarBOS is a provider of electrical balance of systems products, which consists of electrical components such as wiring, switches, and combiner boxes that support photovoltaic systems, for the U.S. solar renewable energy market. The results of operations of SolarBOS have been included in the Renewable Energy and Conservation segment of the Company's consolidated financial statements from the date of acquisition.
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
Results of Operations
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
The following table sets forth selected results of operations data (in thousands) and its percentage of net sales for the three months ended March 31:

	2019		2018
Net sales	$227,417	100.0%	$215,337	100.0%
Cost of sales	183,517	80.7%	167,019	77.6%
Gross profit	43,900	19.3%	48,318	22.4%
Selling, general, and administrative expense	33,334	14.7%	34,475	16.0%
Income from operations	10,566	4.6%	13,843	6.4%
Interest expense	2,061	0.9%	3,269	1.5%
Other expense (income)	589	0.2%	(585)	(0.3)%
Income before taxes	7,916	3.5%	11,159	5.2%
Provision for income taxes	1,571	0.7%	2,807	1.3%
Net income	$6,345	2.8%	$8,352	3.9%

The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

	2019	2018	Total Change
Net sales:
Residential Products	$103,709	$103,948	$(239)
Industrial and Infrastructure Products	55,188	54,624	564
Less: Intersegment sales	(317)	(221)	(96)
Net Industrial and Infrastructure Products	54,871	54,403	468
Renewable Energy and Conservation	68,837	56,986	11,851
Consolidated	$227,417	$215,337	$12,080

Consolidated net sales increased by $12.1 million, or 5.6%, to $227.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The 5.6% increase was the net result of a 5.9% increase in pricing to customers and a 1.5% decrease in volume. Volume decline in our Residential Products segment was largely offset by strong growth in our Renewable Energy and Conservation segment which included a $2.6 million contribution from the prior year acquisition of SolarBOS.

Net sales in our Residential Products segment decreased 0.2%, or $0.2 million, to $103.7 million for the three months ended March 31, 2019 compared to $103.9 million for the three months ended March 31, 2018. The slight decrease from the prior year quarter was the result of unfavorable weather impacting demand for our building products largely offset by customer selling price increases.
Net sales in our Industrial and Infrastructure Products segment increased 0.9%, or $0.5 million, to $54.9 million for the three months ended March 31, 2019 compared to $54.4 million for the three months ended March 31, 2018. Strong performance from the Infrastructure business and continued demand for innovative products was partially offset by lower volume in the Industrial business for more commoditized products.
Net sales in our Renewable Energy and Conservation segment increased 20.9%, or $11.9 million, to $68.8 million for the three months ended March 31, 2019 compared to $57.0 million for the three months ended March 31, 2018. The increase was the result of strong demand for our innovative tracker solutions along with a $2.6 million contribution from the prior year acquisition of SolarBOS.
Our consolidated gross margin decreased to 19.3% for the three months ended March 31, 2019 compared to 22.4% for the three months ended March 31, 2018. This decrease was largely the result of incremental costs incurred for design refinements and field enhancements of our recently launched tracker solution which more than offset the benefit from 80/20 simplification initiatives.
Selling, general, and administrative (SG&A) expenses decreased by $1.1 million, or 3.3%, to $33.3 million for the three months ended March 31, 2019 from $34.5 million for the three months ended March 31, 2018. The $1.1 million decrease was the result of $2.3 million of lower performance-based compensation expenses along with benefits from 80/20 simplification initiatives, partially offset by a $2.0 million increase in senior leadership transition costs as compared to the prior year quarter. SG&A expenses as a percentage of net sales decreased to 14.7% for the three months ended March 31, 2019 compared to 16.0% for the three months ended March 31, 2018.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended March 31, (in thousands):

	2019		2018		Total Change
Income from operations:
Residential Products	$12,090	11.7%	$13,238	12.7%	$(1,148)
Industrial and Infrastructure Products	4,129	7.5%	2,602	4.8%	1,527
Renewable Energy and Conservation	1,632	2.4%	4,062	7.1%	(2,430)
Unallocated Corporate Expenses	(7,285)	(3.2)%	(6,059)	(2.8)%	(1,226)
Consolidated income from operations	$10,566	4.6%	$13,843	6.4%	$(3,277)
Our Residential Products segment generated an operating margin of 11.7% during the three months ended March 31, 2019 compared to 12.7% during the three months ended March 31, 2018. The decrease primarily resulted from unfavorable product mix and volume leverage, partially offset by benefits from 80/20 simplification initiatives.
Our Industrial and Infrastructure Products segment generated an operating margin of 7.5% during the three months ended March 31, 2019 compared to 4.8% during the three months ended March 31, 2018. The improvement was the result of favorable product mix, higher volume leverage in the Infrastructure business, and the continued benefit from the Company's 80/20 initiatives.
The Renewable Energy and Conservation segment generated an operating margin of 2.4% in the current year quarter compared to 7.1% in the prior year quarter. The decrease in operating margin was largely the result of incremental costs in the field to improve durability and ensure performance of the recently launched tracker solution which more than offset the benefits of improved volumes.

Unallocated corporate expenses increased $1.2 million from $6.1 million during the three months ended March 31, 2018 to $7.3 million during the three months ended March 31, 2019. This increase from the prior year quarter was largely due to a $2.2 million increase in senior leadership transition costs, partially offset by a $1.3 million decrease in performance-based compensation expenses as compared to the prior year quarter.
The Company recorded other expense of $0.6 million for the three months ended March 31, 2019 compared to other income of $0.6 million recorded for the three months ended March 31, 2018. The $1.2 million unfavorable change from the prior year quarter was primarily the result of foreign currency fluctuations.
Interest expense decreased by $1.2 million to $2.1 million for the three months ended March 31, 2019 compared to $3.3 million for the three months ended March 31, 2018. The decrease in expense resulted from the redemption of the Company's outstanding 6.25% Senior Subordinated Notes during the first quarter of 2019. During the three months ended March 31, 2019 and 2018, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $1.6 million and $2.8 million, with effective tax rates of 19.8% and 25.2% for the three months ended March 31, 2019, and 2018, respectively. The effective tax rate for the first quarter of 2019 was less than the U.S. federal statutory rate of 21% due to favorable discrete items partially offset by state taxes and nondeductible permanent differences. The effective tax rate for the first quarter of 2018 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.

Outlook

For the remainder of 2019, we are confident in our ability to execute our operating plans. Through key resource investments across our businesses, we are accelerating our ability to innovate and become more relevant to our customers. With solid end-market activity across our portfolio, we look forward to another year of driving profitable growth and making more money at a higher rate of return with a more efficient use of capital.

The Company is maintaining its guidance for revenues and earnings for the full year 2019. We expect 2019 consolidated revenues to be in excess of $1 billion. GAAP EPS for full year 2019 is expected to be between $1.95 and $2.10, compared with $1.96 in 2018.

For the second quarter of 2019, the Company is expecting revenue in the range of $268 million to $274 million. GAAP EPS for the second quarter 2019 is expected to be between $0.60 and $0.65, compared to $0.70 in 2018.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations' working capital and capital improvements and to fund acquisitions. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business.

As of March 31, 2019, our liquidity of $435.4 million consisted of $43.5 million of cash and $391.9 million of availability under our revolving credit facility as compared to liquidity of $491.0 million as of March 31, 2018.

On January 24, 2019, we entered into the Company's Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $400 million revolving credit facility. The Senior Credit Agreement also provides the Company the opportunity, upon request, to increase the amount under the revolving credit facility to $700 million.

Utilizing existing cash on hand, the Company repaid $210 million of 6.25% Senior Subordinated Notes on February 1, 2019. We believe that our resulting low leverage and increased borrowing capacity along with enhanced flexibility in our new Senior Credit Agreement, provide us with ample liquidity. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives that likely will need cash to fund transitions and future growth. We continue to search for strategic acquisitions and larger acquisitions may require additional borrowings and/or the issuance of our common stock.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2019, our foreign subsidiaries held $24.6 million of cash in U.S. dollars, of which $13.0 million is available to be repatriated to the U.S. tax-free. Subsequent cash generated by our foreign subsidiaries will be reinvested into their operations.

Over the long-term, we expect that future investments, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, and the improvement of shareholder value. Our 2018 acquisition of SolarBOS was funded by cash on hand.

These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or not available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2019	2018
Cash (used in) provided by:
Operating activities of continuing operations	$(37,488)	$(22,206)
Investing activities of continuing operations	(3,374)	1,790
Financing activities of continuing operations	(213,247)	(624)
Effect of exchange rate changes	612	(499)
Net increase in cash and cash equivalents	$(253,497)	$(21,539)

During the three months ended March 31, 2019, net cash used in operating activities totaling $37.5 million was primarily driven by an investment in working capital and other net assets of $54.0 million offset by $10.2 million from non-cash charges including depreciation, amortization, stock compensation and other net charges as well as net income of $6.3 million. Net cash used in operating activities for the three months ended March 31, 2018 totaled $22.2 million, and was primarily driven by an investment in working capital and other net assets of $37.5 million, partially offset by net income of $8.4 million and $6.9 million from non-cash charges including depreciation, amortization, stock compensation, and exit activities.

During the three months ended March 31, 2019, the cash invested in working capital and other net assets of $54.0 million included a $31.9 million decrease in accrued expenses and other non-current liabilities and a $27.6 million increase in accounts receivable, partially offset by a $5.3 million increase in accounts payable. The decrease in accrued expenses and other non-current liabilities was due to payments made in the first quarter for the Company's performance based incentive plans, interest on the redemption of the Company's 6.25% Senior Subordinated Notes on February 1, 2019, and accrued customer rebates. The increase in accounts receivable primarily relates to timing, in which sales volumes increased during the latter part of the quarter. Accounts payable increased due to the timing of quarter end vendor payments.

Net cash used in investing activities for the three months ended March 31, 2019 of $3.4 million consisted of capital expenditures of $3.1 million and a payment of $0.3 million related to the final purchase adjustment for the acquisition of SolarBOS. Net cash provided by investing activities for the three months ended March 31, 2018 of $1.8 million primarily consisted of net proceeds of $2.8 million from the sale of property and equipment offset by capital expenditures of $1.0 million.

Net cash used in financing activities for the three months ended March 31, 2019 of $213.2 million consisted of the repayment of $210.0 million of 6.25% Senior Subordinated Notes on February 1, 2019, purchases of treasury stock of $2.1 million and the payment of debt issuance costs of $1.2 million. Net cash used in financing activities for the three months ended March 31, 2018 of $0.6 million consisted of the purchase of treasury stock of $0.8 million offset by the proceeds received from the issuance of common stock of $0.2 million.
Senior Credit Agreement
Our new 2019 Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the banks to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement is committed through January 23, 2024. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. The Senior Credit Agreement contains three financial covenants. As of March 31, 2019, the Company is in compliance with all three covenants.

Interest rates on the revolving credit facility are based on the LIBOR plus 1.125%. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance.
As of March 31, 2019, we have $391.9 million of availability under our revolving credit agreement, net of outstanding letters of credit of $8.1 million. No amounts were outstanding under our revolving credit facility as of March 31, 2019 and December 31, 2018.

Off Balance Sheet Financing Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Estimates
In the current year, there have been no changes to our critical accounting estimates from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements
See Note 2 to the Company's consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations. Refer to Item 7A in the Company's Form 10-K for the year ended December 31, 2018 for more information about the Company's exposure to market risk.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. We believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

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

/s/ William T. Bosway
William T. Bosway
President and Chief Executive Officer

/s/ Timothy F. Murphy
Timothy F. Murphy
Senior Vice President and Chief Financial Officer
Date: May 3, 2019