Form 10-Q
period 2019-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2019-07-26
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-22462

GIBRALTAR INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware				16-1445150
(State or incorporation )				(I.R.S. Employer Identification No.)

3556 Lake Shore Road	P.O. Box 2028	Buffalo	New York	14219-0228
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (716) 826-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ROCK	NASDAQ Stock Market
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

As of July 24, 2019, the number of common shares outstanding was: 32,224,233.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales	$262,655	$266,036	$490,072	$481,373
Cost of sales	199,097	195,533	382,614	362,552
Gross profit	63,558	70,503	107,458	118,821
Selling, general, and administrative expense	36,952	38,229	70,286	72,704
Income from operations	26,606	32,274	37,172	46,117
Interest expense	219	3,130	2,280	6,399
Other (income) expense	(13)	13	576	(572)
Income before taxes	26,400	29,131	34,316	40,290
Provision for income taxes	6,487	6,294	8,058	9,101
Net income	$19,913	$22,837	$26,258	$31,189

Net earnings per share:
Basic	$0.62	$0.72	$0.81	$0.98
Diluted	$0.61	$0.70	$0.80	$0.96
Weighted average shares outstanding:
Basic	32,321	31,862	32,300	31,824
Diluted	32,642	32,553	32,630	32,498
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$19,913	$22,837	$26,258	$31,189
Other comprehensive income (loss):
Foreign currency translation adjustment	998	(1,787)	1,840	(1,677)
Cumulative effect of accounting change	—	—	—	(350)
Minimum pension and post retirement benefit plan adjustments	12	26	24	53
Other comprehensive income (loss)	1,010	(1,761)	1,864	(1,974)
Total comprehensive income	$20,923	$21,076	$28,122	$29,215
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,882	$297,006
Accounts receivable, net	180,701	140,283
Inventories	85,398	98,913
Other current assets	13,264	8,351
Total current assets	361,245	544,553
Property, plant, and equipment, net	95,867	95,830
Operating lease assets	30,029	—
Goodwill	324,019	323,671
Acquired intangibles	92,930	96,375
Other assets	2,768	1,216
	$906,858	$1,061,645
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,140	$79,136
Accrued expenses	66,980	87,074
Billings in excess of cost	38,133	17,857
Current maturities of long-term debt	—	208,805
Total current liabilities	188,253	392,872
Long-term debt	—	1,600
Deferred income taxes	37,380	36,530
Non-current operating lease liabilities	21,375	—
Other non-current liabilities	30,303	33,950
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 33,101 shares and 32,887 shares issued and outstanding in 2019 and 2018	331	329
Additional paid-in capital	288,822	282,525
Retained earnings	366,835	338,995
Accumulated other comprehensive loss	(5,370)	(7,234)
Cost of 880 and 796 common shares held in treasury in 2019 and 2018	(21,071)	(17,922)
Total shareholders’ equity	629,547	596,693
	$906,858	$1,061,645
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$26,258	$31,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,892	10,345
Stock compensation expense	6,091	4,828
Exit activity recoveries, non-cash	—	(662)
Provision for deferred income taxes	278	—
Other, net	2,437	657
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(41,156)	(22,048)
Inventories	13,464	(14,985)
Other current assets and other assets	(4,983)	(2,840)
Accounts payable	4,012	6,064
Accrued expenses and other non-current liabilities	(9,807)	(16,351)
Net cash provided by (used in) operating activities	6,486	(3,803)
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(264)	—
Net proceeds from sale of property and equipment	60	2,929
Purchases of property, plant, and equipment	(6,265)	(3,704)
Net cash used in investing activities	(6,469)	(775)
Cash Flows from Financing Activities
Long-term debt payments	(212,000)	(400)
Payment of debt issuance costs	(1,235)	—
Purchase of treasury stock at market prices	(3,149)	(6,016)
Net proceeds from issuance of common stock	208	526
Net cash used in financing activities	(216,176)	(5,890)
Effect of exchange rate changes on cash	1,035	(1,069)
Net decrease in cash and cash equivalents	(215,124)	(11,537)
Cash and cash equivalents at beginning of year	297,006	222,280
Cash and cash equivalents at end of period	$81,882	$210,743
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	32,887	$329	$282,525	$338,995	$(7,234)	796	$(17,922)	$596,693
Net income	—	—	—	6,345	—	—	—	6,345
Foreign currency translation adjustment	—	—	—	—	842	—	—	842
Minimum pension and post retirement benefit plan adjustments, net of taxes of $4	—	—	—	—	12	—	—	12
Stock compensation expense	—	—	2,371	—	—	—	—	2,371
Cumulative effect of accounting change (see Note 2)	—	—	—	1,582	—	—	—	1,582
Stock options exercised	12	—	139	—	—	—	—	139
Net settlement of restricted stock units	127	1	(1)	—	—	59	(2,151)	(2,151)
Balance at March 31, 2019	33,026	$330	$285,034	$346,922	$(6,380)	855	$(20,073)	$605,833
Net income	—	—	—	19,913	—	—	—	19,913
Foreign currency translation adjustment	—	—	—	—	998	—	—	998
Minimum pension and post retirement benefit plan adjustments, net of taxes of $5	—	—	—	—	12	—	—	12
Stock compensation expense	—	—	3,720	—	—	—	—	3,720
Stock options exercised	5	—	69	—	—	—	—	69
Awards of common shares	8	—	—	—	—	—	—	—
Net settlement of restricted stock units	62	1	(1)	—	—	25	(998)	(998)
Balance at June 30, 2019	33,101	$331	$288,822	$366,835	$(5,370)	880	$(21,071)	$629,547

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	32,332	$323	$271,957	$274,562	$(4,366)	615	$(10,757)	$531,719
Net income	—	—	—	8,352	—	—	—	8,352
Foreign currency translation adjustment	—	—	—	—	110	—	—	110
Minimum pension and post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	27	—	—	27
Stock compensation expense	—	—	2,097	—	—	—	—	2,097
Cumulative effect of accounting change	—	—	—	624	(350)	—	—	274
Stock options exercised	13	—	226	—	—	—	—	226
Net settlement of restricted stock units	53	1	(1)	—	—	24	(850)	(850)
Balance at March 31, 2018	32,398	$324	$274,279	$283,538	$(4,579)	639	$(11,607)	$541,955
Net income	—	—	—	22,837	—	—	—	22,837
Foreign currency translation adjustment	—	—	—	—	(1,787)	—	—	(1,787)
Minimum pension and post retirement benefit plan adjustments, net of taxes of $11	—	—	—	—	26	—	—	26
Stock compensation expense	—	—	2,731	—	—	—	—	2,731
Stock options exercised	21	—	300	—	—	—	—	300
Awards of common shares	2	—	—	—	—	—	—	—
Net settlement of restricted stock units	334	3	(3)	—	—	128	(5,166)	(5,166)
Balance at June 30, 2018	32,755	$327	$277,307	$306,375	$(6,340)	767	$(16,773)	$560,896

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

The Company is currently evaluating the requirements of this standard. The standard is not expected to have a material impact on the Company's financial statements. Date of adoption: Q1 2020

(3)	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Trade accounts receivable	$164,429	$124,609
Costs in excess of billings	23,562	22,634
Total accounts receivables	187,991	147,243
Less allowance for doubtful accounts	(7,290)	(6,960)
Accounts receivable	$180,701	$140,283

Refer to Note 4 of the Company's consolidated financial statements included in this quarterly report on Form 10-Q for additional information concerning the Company's costs in excess of billings.

(4)	REVENUE

Sales includes revenue from contracts with customers for roof and foundation ventilation products; centralized mail systems and electronic package solutions; rain dispersion products and roofing accessories; expanded and perforated metal; perimeter security solutions; expansion joints and structural bearings; designing, engineering, manufacturing and installation of solar racking systems and greenhouse structures.

Revenue recognition

Revenue is recognized when, or as, the Company transfers control of promised products or services to a customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those products or services. Refer to Note 16 of this quarterly report on Form 10-Q for additional information related to revenue recognized by timing of transfer of control by reportable segment.

As of June 30, 2019, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

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

The following table presents the beginning and ending balances of costs in excess of billings, billings in excess of cost and unearned revenue of June 30, 2019 and December 31, 2018, respectively, and revenue recognized during the six months ended June 30, 2019 and 2018, respectively, that was in billings in excess of cost and unearned revenue at the beginning of the period (in thousands):

	June 30, 2019	December 31, 2018
Costs in excess of billings	$23,562	$22,634
Billings in excess of cost	(38,133)	(17,857)
Unearned revenue	(9,971)	(12,028)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenue recognized in the period from:
Amounts included in billings in excess of cost at the beginning of the period	$11,357	$9,044
Amounts included in unearned revenue at the beginning of the period	$6,153	$2,581

(5)	INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw material	$49,162	$57,845
Work-in-process	8,746	6,930
Finished goods	27,490	34,138
Total inventories	$85,398	$98,913

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

During the three and six month periods ended June 30, 2019, the Company incurred $4 thousand of acquisition-related costs. The Company did not incur any acquisition-related costs during the first half of 2018.

(7)	GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows (in thousands):

	Residential Products	Industrial and Infrastructure Products	Renewable Energy & Conservation	Total
Balance at December 31, 2018	$198,075	$53,769	$71,827	$323,671
Adjustments to prior year acquisitions	—	—	(172)	(172)
Foreign currency translation	—	229	291	520
Balance at June 30, 2019	$198,075	$53,998	$71,946	$324,019

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Life
Indefinite-lived intangible assets:
Trademarks	$43,870	$—	$43,870	$—	Indefinite
Finite-lived intangible assets:
Trademarks	6,134	3,820	6,094	3,518	3 to 15 Years
Unpatented technology	28,644	14,823	28,644	13,881	5 to 20 Years
Customer relationships	70,690	38,053	70,419	35,678	5 to 17 Years
Non-compete agreements	1,649	1,361	1,649	1,224	4 to 10 Years
	107,117	58,057	106,806	54,301
Total acquired intangible assets	$150,987	$58,057	$150,676	$54,301

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense	$1,797	$2,148	$3,594	$4,287

Amortization expense related to acquired intangible assets for the remainder of fiscal 2019 and the next five years thereafter is estimated as follows (in thousands):

	2019	2020	2021	2022	2023	2024
Amortization expense	$3,593	$6,894	$6,700	$6,221	$5,683	$5,428

(8)	LONG-TERM DEBT

As of June 30, 2019, the Company did not have any long-term debt outstanding. At December 31, 2018, the Company's total outstanding debt was $210.4 million, which included $210.0 million of Senior Subordinated 6.25% Notes and $2.0 million of other debt, net of $1.6 million in unamortized debt issuance costs. $208.8 million of total debt at December 31, 2018 was included in current liabilities.

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("2019 Senior Credit Agreement"), which amends and restates the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The 2019 Senior Credit Agreement contains three financial covenants. As of June 30, 2019, the Company is in compliance with all three covenants.

Borrowings under the 2019 Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries.

Standby letters of credit of $6.0 million have been issued under the 2019 Senior Credit Agreement on behalf of the Company as of June 30, 2019. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of June 30, 2019, the Company had $394.0 million of availability under the revolving credit facility. No borrowings were outstanding under the Company's revolving credit facility at June 30, 2019 and December 31, 2018.

Senior Subordinated Notes

On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes ("Notes") due February 1, 2021. On December 20, 2018, the Company announced its redemption of its $210 million outstanding Notes, effective February 1, 2019. The Notes were redeemed in accordance with the provisions of the indenture governing the Notes on February 1, 2019. The Company recorded a charge of $1.1 million for the write-off of deferred financing fees relating to the Notes during the six months ended June 30, 2019.

(9)	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables summarize the cumulative balance of each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, (in thousands):

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(5,939)	$(2,040)	$(7,979)	$(745)	$(7,234)
Minimum pension and post retirement health care plan adjustments	—	16	16	4	12
Foreign currency translation adjustment	842	—	842	—	842
Balance at March 31, 2019	$(5,097)	$(2,024)	$(7,121)	$(741)	$(6,380)
Minimum pension and post retirement health care plan adjustments	—	17	17	5	12
Foreign currency translation adjustment	998	—	998	—	998
Balance at June 30, 2019	$(4,099)	$(2,007)	$(6,106)	$(736)	$(5,370)

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(2,698)	$(2,638)	$(5,336)	$(970)	$(4,366)
Cumulative effect of accounting change	—	(350)	(350)	—	(350)
Minimum pension and post retirement health care plan adjustments	—	37	37	10	27
Foreign currency translation adjustment	110	—	110	—	110
Balance at March 31, 2018	$(2,588)	$(2,951)	$(5,539)	$(960)	$(4,579)
Minimum pension and post retirement health care plan adjustments	—	37	37	11	26
Foreign currency translation adjustment	(1,787)	—	(1,787)	—	(1,787)
Balance at June 30, 2018	$(4,375)	$(2,914)	$(7,289)	$(949)	$(6,340)

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

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the six months ended June 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2019		2018
Awards	Number of Awards (1)	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units	145,420	$40.55	132,288	$33.35
Restricted stock units	117,821	$39.37	69,055	$33.41
Deferred stock units	7,509	$37.95	10,255	$35.96
Common shares	7,509	$37.95	2,113	$35.50

(1) Performance stock units granted will convert to shares based on the Company's actual return on invested capital ("ROIC") relative to the ROIC targeted for the performance period ended December 31, 2019.
(2) Performance stock units granted in 2018 which will convert to 126,337 shares to be issued in the first quarter of 2021, representing 95.5% of the targeted 2018 award, based on the Company’s actual ROIC compared to ROIC target for the performance period ended December 31, 2018.
Equity Based Awards - Settled in Cash

The Company's equity-based liability includes awards under a management stock purchase plan. As of June 30, 2019, the Company's total share-based liabilities recorded on the consolidated balance sheet were $26.1 million, of which $21.5 million was included in non-current liabilities. The share-based liabilities as of December 31, 2018 were $38.4 million, of which $23.6 million was included in non-current liabilities.

During the six-months ended June 30, 2019, the Company paid $8.9 million to participants of cash-settled performance stock units awarded in 2016. The participants earned 200% of the target, or 256,000 units, which were converted to cash and valued at the trailing 90-day closing price of the Company's common stock as of December 31, 2018.
Management Stock Purchase Plan

The Management Stock Purchase Plan ("MSPP") provides participants the ability to defer a portion of their compensation, convertible to unrestricted investments, restricted stock units, or a combination of both, or defer a portion of their Directors’ fees, convertible to restricted stock units. Employees eligible to defer a portion of their compensation also receive a company-matching award in restricted stock units equal to a percentage of their compensation.

The deferrals and company-matching are credited to an account that represents a share-based liability. The portion of the account deferred to unrestricted investments is measured at fair market value of the unrestricted investments, and the portion of the account deferred to restricted stock units and company-matching restricted stock units is measured at a 200-day average of the Company stock price. The account will be converted to and settled in cash payable to participants upon retirement or a termination of their service to the Company.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the six months ended June 30,:

	2019	2018
Restricted stock units credited	55,513	69,514
Share-based liabilities paid (in thousands)	$5,742	$4,717

(11)	FAIR VALUE MEASUREMENTS

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
The Company had no financial assets or liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018. As of June 30, 2019, the Company does not have any financial instrument for which the carrying value differs from its fair value. At December 31, 2018, the Company's only financial instrument for which the carrying value differs from its fair value was the Company's Senior Subordinated 6.25% Notes, which were redeemed on February 1, 2019. At December 31, 2018, the fair value of the outstanding debt, net of unamortized debt issuance costs, was $210.8 million compared to its carrying value of $210.4 million.

(12)	LEASES

The Company's leases are classified as operating leases and consist of manufacturing facilities, distribution centers, office space, vehicles and equipment. For leases with terms greater than twelve months, at lease commencement the Company recognizes a right-of-use asset and a lease liability. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on the Company's consolidated balance sheet. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company combines lease and non-lease components, such as common area maintenance costs, in calculating the related asset and lease liabilities for all underlying asset groups. Operating lease cost is included in income from operations and includes short-term leases and variable lease costs which are immaterial.

Most of the Company's leases include one or more options to renew, with renewal terms that can extend the respective lease term from one month to fifteen years. The exercise of lease renewal options is at the Company's sole discretion. As of June 30, 2019, the Company's renewal options are not part of the Company's operating lease assets and operating lease liabilities. Certain leases also include options to purchase at fair value the underlying leased asset at the Company's sole discretion.

(In thousands)	Classification	June 30, 2019
Assets	Operating lease assets	$30,029

Liabilities
Current	Accrued expenses	$8,958
Non-current	Non-current operating lease liabilities	21,375
		$30,333

Lease cost (in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3,190	$6,547

Other information (in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating liabilities	$5,461
Right-of-use assets obtained in exchange for new lease liabilities	$4,274

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term - operating leases	4.22	years
Weighted-average discount rate - operating leases	5.76%

Maturity of lease liabilities	(In thousands)
2019 (July 1, 2019 through December 31, 2019)	$5,517
2020	9,141
2021	7,168
2022	5,311
2023	4,670
After 2023	2,459
Total lease payments	34,266
Less: present value discount	(3,933)
Present value of lease liabilities	$30,333

The Company uses the its incremental borrowing rate based on information available at the commencement date of a lease in determining the present value of lease payments as the rates implicit in most of the Company's leases are not readily determinable.

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

Exit activity costs were incurred during the six months ended June 30, 2019 which related to contract terminations, moving and closing costs, and severance incurred as a result of process simplification initiatives. No facilities were closed during the six months ended June 30, 2019.

During the six months ended June 30, 2018, the Company incurred exit activity costs resulting from the above initiatives. In conjunction with these initiatives, the Company closed one facility during the first half of 2018 and sold and leased back another facility which resulted in a gain, which was partially offset by inventory impairment charges incurred for discontinued products.

The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three and six months ended June 30, related to the restructuring activities described above (in thousands):

	Three months ended June 30,
	2019			2018
	Inventory write-downs &/or asset impairment charges	Exit activity costs (recoveries), net	Total	Inventory write-downs &/or asset impairment charges	Exit activity (recoveries) costs, net	Total
Residential Products	$—	$219	$219	$—	$(29)	$(29)
Industrial and Infrastructure Products	—	1,346	1,346	—	(28)	(28)
Renewable Energy and Conservation	—	(95)	(95)	65	(68)	(3)
Corporate	—	666	666	—	223	223
Total exit activity costs & asset impairments	$—	$2,136	$2,136	$65	$98	$163

	Six months ended June 30,
	2019			2018
	Inventory write-downs &/or asset impairment charges	Exit activity costs (recoveries), net	Total	Inventory write-downs &/or asset impairment (recoveries) charges, net	Exit activity (recoveries) costs, net	Total
Residential Products	$—	$370	$370	$(43)	$(152)	$(195)
Industrial and Infrastructure Products	—	1,313	1,313	(703)	190	(513)
Renewable Energy and Conservation	—	(1)	(1)	84	49	133
Corporate	—	673	673	—	267	267
Total exit activity costs & asset impairments	$—	$2,355	$2,355	$(662)	$354	$(308)

The following table provides a summary of where the asset impairments and exit activity costs (recoveries) were recorded in the consolidated statements of income for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$319	$(193)	$285	$(156)
Selling, general, and administrative expense	1,817	356	2,070	(152)
Net asset impairment and exit activity charges (recoveries)	$2,136	$163	$2,355	$(308)

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2019	2018
Balance at January 1	$1,923	$961
Exit activity costs recognized	2,355	354
Cash payments	(1,329)	(1,256)
Balance at June 30	$2,949	$59

(14)	INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and six months ended June 30, and the applicable effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision for income taxes	$6,487	$6,294	$8,058	$9,101
Effective tax rate	24.6%	21.6%	23.5%	22.6%

The effective tax rate for the three and six months ended June 30, 2019 and 2018 respectively, was more than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.

(15)    EARNINGS PER SHARE

Basic earnings and diluted weighted-average shares outstanding are as follows for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$19,913	$22,837	$26,258	$31,189
Denominator for basic earnings per share:
Weighted average shares outstanding	32,321	31,862	32,300	31,824
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,321	31,862	32,300	31,824
Common stock options and stock units	321	691	330	674
Weighted average shares and conversions	32,642	32,553	32,630	32,498

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards, aggregating to 366,000 and 377,000 for the three months ended June 30, 2019 and 2018, respectively, and 312,000 and 368,000 for the six months ended June 30, 2019 and 2018, respectively.

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

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Residential Products	$130,433	$131,128	$234,142	$235,076
Industrial and Infrastructure Products	56,547	61,561	111,735	116,185
Less: Intersegment sales	(329)	(368)	(646)	(589)
Net Industrial and Infrastructure Products	56,218	61,193	111,089	115,596
Renewable Energy and Conservation	76,004	73,715	144,841	130,701
Total consolidated net sales	$262,655	$266,036	$490,072	$481,373

Income from operations:
Residential Products	$20,778	$24,196	$32,868	$37,434
Industrial and Infrastructure Products	4,069	6,604	8,198	9,206
Renewable Energy and Conservation	9,649	9,556	11,281	13,618
Unallocated Corporate Expenses	(7,890)	(8,082)	(15,175)	(14,141)
Total consolidated income from operations	$26,606	$32,274	$37,172	$46,117

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2019
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$129,566	$46,315	$8,469	$184,350
Over Time	867	9,903	67,535	78,305
Total net sales	$130,433	$56,218	$76,004	$262,655

	Three Months Ended June 30, 2018
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$130,958	$51,428	$8,724	$191,110
Over Time	170	9,765	64,991	74,926
Total net sales	$131,128	$61,193	$73,715	$266,036

	Six Months Ended June 30, 2019
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$232,458	$91,602	$15,759	$339,819
Over Time	1,684	19,487	129,082	150,253
Total net sales	$234,142	$111,089	$144,841	$490,072

	Six Months Ended June 30, 2018
	Residential Products	Industrial and Infrastructure Products	Renewable Energy and Conservation	Total
Net sales:
Point in Time	$233,842	$97,971	$14,344	$346,157
Over Time	1,234	17,625	116,357	135,216
Total net sales	$235,076	$115,596	$130,701	$481,373

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
Our Industrial and Infrastructure Products segment focuses on a variety of markets including industrial and commercial construction, highway and bridge construction, automotive, airports and energy and power generation markets with products including perimeter security, expanded and perforated metal, plank grating and architectural facades, as well as, expansion joints and structural bearings for roadways and bridges. This segment sells its products through steel fabricators and distributors, commercial and transportation contractors, and original equipment manufacturers.
Our Renewable Energy and Conservation segment focuses on the design, engineering, manufacturing and installation of solar racking systems and commercial, institutional, and retail greenhouse structures. This segment's services and products are provided directly to developers, power companies, solar energy contractors, and institutional and commercial growers of plants.
As of June 30, 2019, we operated 41 facilities, comprised of 29 manufacturing facilities, five distribution centers, and seven offices, which are located in 18 states, Canada, China, and Japan, and are able to accommodate our capacity needs to meet current levels of demand throughout North America and, to a lesser extent, Asia.
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

Innovation is our second strategic pillar. Our focus is on making innovation a strong competency across our organization to ensure we consistently bring new products, better processes, and value added services to our markets and customers. We are focused on delivering solutions that create more relevance for our end customers, and position our team as a trusted and reliable partner. Our trade focus initiatives are focused on connecting with our end user groups to better understand their needs and the market challenges we need to solve. This effort is expected to produce ideas and opportunities that generate profitable and sustainable growth for us and enhance the value we provide our customers. Our focus on innovation is centered on our current end markets, including, postal and parcel products, infrastructure, renewable energy and conservation. These respective markets are expected to grow based on demand for: centralized mail and parcel delivery systems, including solutions for the last mile of delivery; energy sources not dependent on fossil fuels, crops utilized in medical and recreational products, and the growing demand for locally grown produce.

The third pillar of our strategy is portfolio management, which is a natural adjunct to the 80/20 initiative. Using the 80/20 process, we conduct strategic reviews of our customers and end markets, and allocate leadership time, capital and resources to the platforms and businesses having the greatest potential revenues, profits and margins. As a result, we have sold and divested businesses and product lines which have helped contribute to the Company's realization of a higher rate of return on invested capital. We view portfolio management as a continuous process that will remain an important part of our strategy as we look to improve Gibraltar's long-term financial performance.

The fourth pillar of our strategy is acquisitions. We have targeted four key markets in which to make strategic acquisitions which are served by existing platforms within the Company. The target markets include: postal, parcel and storage solutions; infrastructure; renewable energy; and conservation. These platforms are all in large markets in which the underlying trends for customer convenience and safety, energy-savings and resource conservation are of increasing importance and are expected to drive long-term demand. We believe these markets also offer the opportunity for higher returns on our investments than those we have generated in the past. The acquisitions of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015, Nexus Corporation ("Nexus") in October 2016, Package Concierge in February 2017, and most recently, SolarBOS in August 2018, were the direct result of this fourth pillar strategy. We also consider businesses outside of these four markets, as we continually search out opportunities to grow our business in large markets with expected growth in demand for the foreseeable future, where we can add value through our manufacturing expertise, 80/20 process and purchasing synergies.

Overall, we believe our business strategy has enabled us to achieve stronger financial results, make more efficient use of capital and deliver higher shareholder returns. Going forward, we will continue to improve upon our operational excellence, optimize our assets and working capital efficiency, and invest in innovation and new product development to drive profitable and sustainable growth.

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

Results of Operations
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
The following table sets forth selected results of operations data (in thousands) and its percentage of net sales for the three months ended June 30:

	2019		2018
Net sales	$262,655	100.0%	$266,036	100.0%
Cost of sales	199,097	75.8%	195,533	73.5%
Gross profit	63,558	24.2%	70,503	26.5%
Selling, general, and administrative expense	36,952	14.1%	38,229	14.4%
Income from operations	26,606	10.1%	32,274	12.1%
Interest expense	219	0.0%	3,130	1.1%
Other (income) expense	(13)	0.0%	13	0.0%
Income before taxes	26,400	10.1%	29,131	11.0%
Provision for income taxes	6,487	2.5%	6,294	2.4%
Net income	$19,913	7.6%	$22,837	8.6%

The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

	2019	2018	Total Change
Net sales:
Residential Products	$130,433	$131,128	$(695)
Industrial and Infrastructure Products	56,547	61,561	(5,014)
Less: Intersegment sales	(329)	(368)	39
Net Industrial and Infrastructure Products	56,218	61,193	(4,975)
Renewable Energy and Conservation	76,004	73,715	2,289
Consolidated	$262,655	$266,036	$(3,381)

Consolidated net sales decreased by $3.4 million, or 1.2%, to $262.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The 1.2% decrease was the net result of a 5.2% decrease in volume and a 2.7% increase in pricing to customers. Growth in our Renewable Energy and Conservation segment, including the contribution from our prior year acquisition of SolarBOS, and essentially flat revenues in our Residential Products segment were more than offset by lower demand in our Industrial business.

Net sales in our Residential Products segment decreased 0.5%, or $0.7 million, to $130.4 million for the three months ended June 30, 2019 compared to $131.1 million for the three months ended June 30, 2018. The slight decrease from the prior year quarter was the result of lower demand for our building products, due in part to unfavorable weather earlier in the quarter and labor shortages, largely offset by carryover customer selling price increases implemented during the second half of 2018.
Net sales in our Industrial and Infrastructure Products segment decreased 8.2%, or $5.0 million, to $56.2 million for the three months ended June 30, 2019 compared to $61.2 million for the three months ended June 30, 2018. Volumes for our core expanded metal products in the Industrial business were lower as customers made greater use of their existing inventories as steel prices declined during the quarter. Partially offsetting this decrease was increased volume in the Infrastructure business. In addition, during the quarter, we built growing backlogs in both our perimeter security solutions and infrastructure products.

Net sales in our Renewable Energy and Conservation segment increased 3.1%, or $2.3 million, to $76.0 million for the three months ended June 30, 2019 compared to $73.7 million for the three months ended June 30, 2018. The increase was the result of strong demand in our greenhouse solutions and a $3.2 million contribution from the prior year acquisition of SolarBOS. Partially offsetting this increase, as expected, were lower revenues in our solar business. We proactively paused on new solar tracker projects during the quarter while implementing field modifications to existing installations, and expect that these new installation projects will proceed as planned in the second half of 2019. We built growing backlogs in the segment during the quarter for both our greenhouse and solar solutions.
Our consolidated gross margin decreased to 24.2% for the three months ended June 30, 2019 compared to 26.5% for the three months ended June 30, 2018. This decrease was the result of an unfavorable alignment of material costs to customer selling prices, volume and incremental costs incurred for planned field improvements for our tracker solution. Benefits from our 80/20 simplification initiatives partially offset the decrease in margin.
Selling, general, and administrative (SG&A) expenses decreased by $1.3 million, or 3.3%, to $37.0 million for the three months ended June 30, 2019 from $38.2 million for the three months ended June 30, 2018. The $1.3 million decrease was the result of $4.8 million of lower performance-based compensation expenses, partially offset by a $1.7 million increase in senior leadership transition costs and a $1.4 million increase in exit activity costs related to our simplification initiatives, as compared to the prior year quarter. SG&A expenses as a percentage of net sales decreased to 14.1% for the three months ended June 30, 2019 compared to 14.4% for the three months ended June 30, 2018.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

	2019		2018		Total Change
Income from operations:
Residential Products	$20,778	15.9%	$24,196	18.5%	$(3,418)
Industrial and Infrastructure Products	4,069	7.2%	6,604	10.8%	(2,535)
Renewable Energy and Conservation	9,649	12.7%	9,556	13.0%	93
Unallocated Corporate Expenses	(7,890)	(3.0)%	(8,082)	(3.0)%	192
Consolidated income from operations	$26,606	10.1%	$32,274	12.1%	$(5,668)
Our Residential Products segment generated an operating margin of 15.9% during the three months ended June 30, 2019 compared to 18.5% during the three months ended June 30, 2018. The decrease resulted from an unfavorable alignment of material costs to customer selling prices, reduced leverage on lower volume, and unfavorable product mix, partially offset by continued benefits from 80/20 simplification initiatives.
Our Industrial and Infrastructure Products segment generated an operating margin of 7.2% during the three months ended June 30, 2019 compared to 10.8% during the three months ended June 30, 2018. The decrease in operating margin was the result of volume, an unfavorable product mix and a less favorable alignment of material costs to pricing, partially offset by the continued benefit from the Company's 80/20 initiatives.
The Renewable Energy and Conservation segment generated an operating margin of 12.7% in the current year quarter compared to 13.0% in the prior year quarter. The decrease in operating margin was largely the result of $2.3 million in incremental costs related to the planned field improvements for our solar tracker solution which was largely offset by a favorable alignment of material costs to customer selling prices and mix.

Unallocated corporate expenses decreased $0.2 million from $8.1 million during the three months ended June 30, 2018 to $7.9 million during the three months ended June 30, 2019. This decrease from the prior year quarter was due to lower performance-based compensation expenses as compared to the prior year quarter nearly offset by senior leadership transition costs and exit activity costs incurred during the quarter.
Interest expense decreased by $2.9 million to $0.2 million for the three months ended June 30, 2019 compared to $3.1 million for the three months ended June 30, 2018. The decrease in expense resulted from the redemption of the Company's outstanding 6.25% Senior Subordinated Notes during the first quarter of 2019. During the three months ended June 30, 2019 and 2018, no amounts were outstanding under our then applicable revolving credit facility.

We recognized a provision for income taxes of $6.5 million and $6.3 million, with effective tax rates of 24.6% and 21.6% for the three months ended June 30, 2019, and 2018, respectively. The effective tax rate for the second quarter of 2019 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items. The effective tax rate for the second quarter of 2018 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences largely offset by favorable discrete items, including a $1.9 million tax benefit related to performance share unit vesting.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table sets forth selected results of operations data (in thousands) and its percentage of net sales for the six months ended June 30:

	2019		2018
Net sales	$490,072	100.0%	$481,373	100.0%
Cost of sales	382,614	78.1%	362,552	75.3%
Gross profit	107,458	21.9%	118,821	24.7%
Selling, general, and administrative expense	70,286	14.3%	72,704	15.1%
Income from operations	37,172	7.6%	46,117	9.6%
Interest expense	2,280	0.5%	6,399	1.3%
Other expense (income)	576	0.1%	(572)	(0.1)%
Income before taxes	34,316	7.0%	40,290	8.4%
Provision for income taxes	8,058	1.6%	9,101	1.9%
Net income	$26,258	5.4%	$31,189	6.5%

The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30, (in thousands):

	2019	2018	Total Change
Net sales:
Residential Products	$234,142	$235,076	$(934)
Industrial and Infrastructure Products	111,735	116,185	(4,450)
Less: Intersegment sales	(646)	(589)	(57)
Net Industrial and Infrastructure Products	111,089	115,596	(4,507)
Renewable Energy and Conservation	144,841	130,701	14,140
Consolidated	$490,072	$481,373	$8,699

Consolidated net sales increased by $8.7 million, or 1.8%, to $490.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The 1.8% increase, the result of a 4.1% increase in pricing to customers, was partially offset by a 3.5% decrease in volume. Volume decline in our Industrial and Infrastructure Products segment was more than offset by strong growth in our Renewable Energy and Conservation segment which included a $5.8 million contribution from the prior year acquisition of SolarBOS.

Net sales in our Residential Products segment decreased 0.4%, or $0.9 million, to $234.1 million for the six months ended June 30, 2019 compared to $235.1 million in the six months ended June 30, 2018. The slight decrease from the prior year was the result of lower demand for our building products largely offset by carryover customer selling price increases implemented during the second half of 2018.

Net sales in our Industrial and Infrastructure Products segment decreased 3.9%, or $4.5 million, to $111.1 million for the six months ended June 30, 2019 compared to $115.6 million for the six months ended June 30, 2018. Volumes for our core expanded metal products in the Industrial business were lower as customers made greater use of their existing inventories as steel prices declined during the first half of the year. Partially offsetting this decrease was increased volume in the Infrastructure business. In addition, we built growing backlogs in both our perimeter security solutions and infrastructure products during the six months ended June 30, 2019.

Net sales in our Renewable Energy and Conservation segment increased 10.8%, or $14.1 million, to $144.8 million for the six months ended June 30, 2019 compared to $130.7 million for the six months ended June 30, 2018. The increase was the result of strong demand for our greenhouse solutions, the impact from our innovative products, and a $5.8 million contribution from the prior year acquisition of SolarBOS. We built growing backlogs in the segment for both our greenhouse and solar solutions during the six months ended June 30, 2019.

Our consolidated gross margin decreased to 21.9% for the six months ended June 30, 2019 compared to 24.7% for the six months ended June 30, 2018. This decrease was the result of an unfavorable alignment of material costs to customer selling prices, volume leverage and incremental costs incurred for planned field improvements for our tracker solution. Benefits from our 80/20 simplification initiatives partially offset the decrease in margin.

Selling, general, and administrative (SG&A) expenses decreased by $2.4 million, or 3.3%, to $70.3 million for the six months ended June 30, 2019 from $72.7 million for the six months ended June 30, 2018. The $2.4 million decrease was primarily due to a $7.1 million decrease in performance-based compensation expenses, partially offset by a $3.7 million increase in senior leadership transition costs and a $2.1 million increase in exit activity costs related to our simplification initiatives. SG&A expenses as a percentage of net sales decreased to 14.3% in the six months ended June 30, 2019 compared to 15.1% in the six months ended June 30, 2018.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

	2019		2018		Total Change
Income from operations:
Residential Products	$32,868	14.0%	$37,434	15.9%	$(4,566)
Industrial and Infrastructure Products	8,198	7.4%	9,206	8.0%	(1,008)
Renewable Energy and Conservation	11,281	7.8%	13,618	10.4%	(2,337)
Unallocated Corporate Expenses	(15,175)	(3.1)%	(14,141)	(2.9)%	(1,034)
Consolidated income from operations	$37,172	7.6%	$46,117	9.6%	$(8,945)

Our Residential Products segment generated an operating margin of 14.0% during the six months ended June 30, 2019 compared to 15.9% during the six months ended June 30, 2018. The decrease in operating margin was due to an unfavorable alignment of material costs to customer selling prices, reduced leverage on lower volume, and unfavorable product mix, partially offset by benefits from 80/20 simplification initiatives.

Our Industrial and Infrastructure Products segment generated an operating margin of 7.4% during the six months ended June 30, 2019 compared to 8.0% during the six months ended June 30, 2018. The decrease in operating margin was the result of volume and an unfavorable alignment of material costs to pricing, which were partially offset by operational efficiencies resulting from the Company's 80/20 initiatives.

The Renewable Energy and Conservation segment generated an operating margin of 7.8% during the first half of the current year compared to 10.4% in the same period of the prior year. The decrease in operating margin was largely the result of additional costs related to the field improvements for our solar tracker solution which more than offset the benefits of favorable alignment of material costs to customer selling prices and volume leverage.

Unallocated corporate expenses increased $1.0 million from $14.1 million during the six months ended June 30, 2018 to $15.2 million during the six months ended June 30, 2019. This increase was due to senior leadership transition costs and exit activity costs charges partially offset by a decrease in performance-based compensation expenses.

The Company recorded other expense of $0.6 million for the six months ended June 30, 2019 and other income of $0.6 million for the six months ended June 30, 2018. The increase in other expense from the prior year was primarily the result of foreign currency fluctuations.

Interest expense decreased by $4.1 million to $2.3 million for the six months ended June 30, 2019 compared to $6.4 million for the six months ended June 30, 2018. The decrease in expense resulted from the redemption of the Company's outstanding 6.25% Senior Subordinated Notes during the first quarter of 2019. During the six months ended June 30, 2019 and 2018, no amounts were outstanding under our then applicable revolving credit facility.

We recognized a provision for income taxes of $8.1 million and $9.1 million, with effective tax rates of 23.5% and 22.6% for the six months ended June 30, 2019, and 2018, respectively. The effective tax rate for the six months ended June 30, 2019 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items. The effective tax rate for the six months ended June 30, 2018 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items, including a $1.9 million tax benefit related to performance share unit vesting.

Outlook

With our increased backlog levels built during the quarter, we expect positive end-market activity across our portfolio during the second half of the year. Our backlog demonstrates our ability to drive sustainable growth.

We continue to accelerate our 80/20 operating cadence, invest in new product development, and continue to get closer to our customers. We are actively assessing acquisitions that will strengthen our platforms, enhance our growth and margin profile, and expand our presence in the end markets that we serve.

The Company is maintaining its guidance for revenues and earnings for the full year 2019. We expect 2019 consolidated revenues to be in excess of $1 billion. GAAP EPS for full year 2019 is expected to be between $1.95 and $2.10, compared with $1.96 in 2018.

For the third quarter of 2019, the Company is expecting revenue in the range of $288 million to $298 million. GAAP EPS for the third quarter 2019 is expected to be between $0.71 and $0.78, compared to $0.60 in 2018.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations' working capital and capital improvements and to provide capital for acquisitions. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our businesses.

As of June 30, 2019, our liquidity of $475.9 million consisted of $81.9 million of cash and $394.0 million of availability under our revolving credit facility as compared to liquidity of $587.8 million as of December 31, 2018 and $501.0 million as of June 30, 2018.

On January 24, 2019, we entered into the Company's Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $400 million revolving credit facility. The Senior Credit Agreement also provides the Company the opportunity, upon request, to increase the amount under the revolving credit facility to $700 million.

Utilizing existing cash on hand, the Company repaid $210 million of 6.25% Senior Subordinated Notes on February 1, 2019. We believe that our resulting low leverage and increased borrowing capacity along with enhanced flexibility in our new Senior Credit Agreement, provide us with ample liquidity. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives. We continue to search for strategic acquisitions. Larger acquisitions may require additional borrowings and/or the issuance of our common stock or other securities.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2019, our foreign subsidiaries held $23.0 million of cash in U.S. dollars, of which $13.9 million is available to be repatriated to the U.S. tax-free. Subsequent cash generated by our foreign subsidiaries will be reinvested into their operations.

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

Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2019	2018
Cash provided by (used in):
Operating activities	$6,486	$(3,803)
Investing activities	(6,469)	(775)
Financing activities	(216,176)	(5,890)
Effect of foreign exchange rate changes	1,035	(1,069)
Net decrease in cash and cash equivalents	$(215,124)	$(11,537)

During the six months ended June 30, 2019, net cash provided by operating activities totaling $6.5 million was primarily driven by net income of $26.3 million and $18.7 million of non-cash charges including depreciation, amortization, stock compensation and other charges, offset by an investment in working capital and other net assets of $38.5 million. Net cash used in operating activities for the six months ended June 30, 2018 totaled $3.8 million was primarily driven by an investment in working capital and other net assets of $50.2 million, partially offset by net income of $31.2 million and $15.2 million from non-cash charges including depreciation, amortization, stock compensation, and exit activities.

During the six months ended June 30, 2019, the cash invested in working capital and other net assets of $38.5 million included a $41.2 million increase in accounts receivable, a $9.8 million decrease in accrued expenses and other non-current liabilities, and a $5.0 million increase in other assets, which was partially offset by a $13.5 million decrease in inventory and a $4.0 million increase in accounts payable. The increase in accounts receivable primarily relates to seasonal increases in manufacturing activity. The decrease in accrued expenses and other non-current liabilities was due to payments made pursuant to the Company's performance based incentive plans, interest on the redemption of the Company's 6.25% Senior Subordinated Notes on February 1, 2019, and accrued customer rebates, partially offset by costs correlated to the timing of customer payments. The decrease in inventory was driven by planned inventory management reduction initiatives. Total other current assets and other assets increased due to the timing of prepaid expenses. Accounts payable increased due to the seasonal increase in manufacturing activity.

Net cash used in investing activities for the six months ended June 30, 2019 of $6.5 million consisted of capital expenditures of $6.2 million and payment of $0.3 million related to the final purchase adjustment for the acquisition of SolarBOS. Net cash provided by investing activities for the six months ended June 30, 2018 of $0.8 million was the result of capital expenditures of $3.7 million and net proceeds of $2.9 million from the sale and lease-back of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2019 of $216.2 million primarily consisted of long term debt repayments for the repayment of the $210.0 million of 6.25% Senior Subordinated Notes along with $2.0 million in other debt repayments, purchases of treasury stock of $3.2 million, and payment of debt issuance costs of $1.2 million, partially offset by proceeds received from the issuance of common stock of $0.2 million from stock options exercised. Net cash used in financing activities for the six months ended June 30, 2018 of $5.9 million consisted of the purchase of treasury stock of $6.0 million due to a large number of performance awards that vested in June 2018 and payment of long-term debt borrowings of $0.4 million partially offset by the proceeds received from the issuance of common stock of $0.5 million.
Senior Credit Agreement
Our new 2019 Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the banks to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The 2019 Senior Credit Agreement is committed through January 23, 2024. Borrowings under the 2019 Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. The 2019 Senior Credit Agreement contains three financial covenants. As of June 30, 2019, the Company is in compliance with all three covenants.

Interest rates on the revolving credit facility are based on the LIBOR plus 1.125%. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance.
As of June 30, 2019, we have $394.0 million of availability under our revolving credit agreement, net of outstanding letters of credit of $6.0 million. No amounts were outstanding under our revolving credit facility as of June 30, 2019 and December 31, 2018.
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
Date: July 26, 2019