Form 10-Q
period 2019-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2019-10-25
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 24, 2019, the number of common shares outstanding was: 32,272,420.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales	$299,236	$280,086	$789,308	$761,459
Cost of sales	222,658	209,807	605,272	572,359
Gross profit	76,578	70,279	184,036	189,100
Selling, general, and administrative expense	45,158	40,875	115,444	113,579
Income from operations	31,420	29,404	68,592	75,521
Interest expense	17	2,906	2,297	9,305
Other expense (income)	84	522	660	(50)
Income before taxes	31,319	25,976	65,635	66,266
Provision for income taxes	6,843	6,473	14,901	15,574
Net income	$24,476	$19,503	$50,734	$50,692

Net earnings per share:
Basic	$0.75	$0.61	$1.57	$1.59
Diluted	$0.75	$0.60	$1.55	$1.56
Weighted average shares outstanding:
Basic	32,470	32,115	32,357	31,922
Diluted	32,770	32,571	32,677	32,524
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$24,476	$19,503	$50,734	$50,692
Other comprehensive (loss) income:
Foreign currency translation adjustment	(664)	139	1,176	(1,538)
Cumulative effect of accounting change	—	—	—	(350)
Minimum pension and post retirement benefit plan adjustments	12	27	36	80
Other comprehensive (loss) income	(652)	166	1,212	(1,808)
Total comprehensive income	$23,824	$19,669	$51,946	$48,884
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$137,618	$297,006
Accounts receivable, net	196,334	140,283
Inventories	83,048	98,913
Other current assets	17,527	8,351
Total current assets	434,527	544,553
Property, plant, and equipment, net	95,075	95,830
Operating lease assets	28,573	—
Goodwill	327,983	323,671
Acquired intangibles	96,185	96,375
Other assets	2,475	1,216
	$984,818	$1,061,645
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$103,630	$79,136
Accrued expenses	97,883	87,074
Billings in excess of cost	38,672	17,857
Current maturities of long-term debt	—	208,805
Total current liabilities	240,185	392,872
Long-term debt	—	1,600
Deferred income taxes	36,672	36,530
Non-current operating lease liabilities	20,461	—
Other non-current liabilities	30,287	33,950
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 33,145 shares and 32,887 shares issued and outstanding in 2019 and 2018	332	329
Additional paid-in capital	293,009	282,525
Retained earnings	391,311	338,995
Accumulated other comprehensive loss	(6,022)	(7,234)
Cost of 888 and 796 common shares held in treasury in 2019 and 2018	(21,417)	(17,922)
Total shareholders’ equity	657,213	596,693
	$984,818	$1,061,645
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$50,734	$50,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,923	15,449
Stock compensation expense	10,087	6,854
Exit activity costs, non-cash	479	1,088
Benefit of deferred income taxes	(429)	—
Other, net	3,267	1,114
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(56,645)	(30,534)
Inventories	18,617	(16,263)
Other current assets and other assets	(6,949)	1,052
Accounts payable	22,770	9,237
Accrued expenses and other non-current liabilities	15,640	(479)
Net cash provided by operating activities	72,494	38,210
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(8,665)	(5,241)
Net proceeds from sale of property and equipment	87	3,147
Purchases of property, plant, and equipment	(7,703)	(6,767)
Net cash used in investing activities	(16,281)	(8,861)
Cash Flows from Financing Activities
Long-term debt payments	(212,000)	(400)
Payment of debt issuance costs	(1,235)	—
Purchase of treasury stock at market prices	(3,495)	(6,549)
Net proceeds from issuance of common stock	400	1,343
Net cash used in financing activities	(216,330)	(5,606)
Effect of exchange rate changes on cash	729	(610)
Net (decrease) increase in cash and cash equivalents	(159,388)	23,133
Cash and cash equivalents at beginning of year	297,006	222,280
Cash and cash equivalents at end of period	$137,618	$245,413
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	32,887	$329	$282,525	$338,995	$(7,234)	796	$(17,922)	$596,693
Net income	—	—	—	6,345	—	—	—	6,345
Foreign currency translation adjustment	—	—	—	—	842	—	—	842
Minimum pension and post retirement benefit plan adjustments, net of taxes of $4	—	—	—	—	12	—	—	12
Stock compensation expense	—	—	2,371	—	—	—	—	2,371
Cumulative effect of accounting change (see Note 2)	—	—	—	1,582	—	—	—	1,582
Stock options exercised	12	—	139	—	—	—	—	139
Net settlement of restricted stock units	127	1	(1)	—	—	59	(2,151)	(2,151)
Balance at March 31, 2019	33,026	$330	$285,034	$346,922	$(6,380)	855	$(20,073)	$605,833
Net income	—	—	—	19,913	—	—	—	19,913
Foreign currency translation adjustment	—	—	—	—	998	—	—	998
Minimum pension and post retirement benefit plan adjustments, net of taxes of $5	—	—	—	—	12	—	—	12
Stock compensation expense	—	—	3,720	—	—	—	—	3,720
Stock options exercised	5	—	69	—	—	—	—	69
Awards of common shares	8	—	—	—	—	—	—	—
Net settlement of restricted stock units	62	1	(1)	—	—	25	(998)	(998)
Balance at June 30, 2019	33,101	$331	$288,822	$366,835	$(5,370)	880	$(21,071)	$629,547
Net income				24,476				24,476
Foreign currency translation adjustment					(664)			(664)
Minimum pension and post retirement benefit plan adjustments, net of taxes of $4					12			12
Stock compensation expense	—	—	3,996	—	—	—	—	3,996
Stock options exercised	16	—	192	—	—	—	—	192
Net settlement of restricted stock units	28	1	(1)	—	—	8	(346)	(346)
Balance at September 30, 2019	33,145	$332	$293,009	$391,311	$(6,022)	888	$(21,417)	$657,213

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

(3)	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Trade accounts receivable	$178,457	$124,609
Costs in excess of billings	24,951	22,634
Total accounts receivables	203,408	147,243
Less allowance for doubtful accounts	(7,074)	(6,960)
Accounts receivable	$196,334	$140,283

Refer to Note 4 of the Company's consolidated financial statements included in this quarterly report on Form 10-Q for additional information concerning the Company's costs in excess of billings.

(4)	REVENUE

Sales includes revenue from contracts with customers for designing, engineering, manufacturing and installation of solar racking systems and greenhouse structures; extraction systems; roof and foundation ventilation products; centralized mail systems and electronic package solutions; rain dispersion products and roofing accessories; expanded and perforated metal; perimeter security solutions; expansion joints and structural bearings.

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

As of September 30, 2019, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

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

The following table presents the beginning and ending balances of costs in excess of billings, billings in excess of cost and unearned revenue as of September 30, 2019 and December 31, 2018, respectively, and revenue recognized during the nine months ended September 30, 2019 and 2018, respectively, that was in billings in excess of cost and unearned revenue at the beginning of the period (in thousands):

	September 30, 2019	December 31, 2018
Costs in excess of billings	$24,951	$22,634
Billings in excess of cost	(38,672)	(17,857)
Unearned revenue	(21,860)	(12,028)

The increase in contract liabilities as of September 30, 2019 compared with December 31, 2018 was primarily driven by the seasonality in our businesses.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenue recognized in the period from:
Amounts included in billings in excess of cost at the beginning of the period	$14,137	$9,294
Amounts included in unearned revenue at the beginning of the period	$11,052	$2,977

(5)	INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw material	$48,158	$57,845
Work-in-process	7,658	6,930
Finished goods	27,232	34,138
Total inventories	$83,048	$98,913

(6)    ACQUISITIONS

On August 30, 2019, the Company acquired all of the outstanding membership interests of Apeks LLC ("Apeks"), a designer and manufacturer of botanical oil extraction systems and equipment. The results of Apeks have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The preliminary purchase consideration for the acquisition of Apeks was $12.6 million, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement expected to be remitted in the next three to six months, at which time a final purchase price will be determined. The acquisition was financed through cash on hand.
The preliminary purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $4.2 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the conservation markets.
The allocation of the preliminary purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$4,149
Working capital	(1,230)
Property, plant and equipment	859
Acquired intangible assets	5,061
Other assets	508
Other liabilities	(982)
Goodwill	4,185
Fair value of purchase consideration	$12,550

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$900	Indefinite
Technology	793	9 years
Customer relationships	3,368	9 years
Total	$5,061

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
The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$915
Working capital	680
Property, plant and equipment	483
Acquired intangible assets	1,450
Other assets	13
Other liabilities	(51)
Goodwill	2,879
Fair value of purchase consideration	$6,369

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$300	3 years
Technology	450	9 years
Customer relationships	700	9 years
Total	$1,450

The Company incurred certain acquisition-related costs composed of legal and consulting fees. These costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations. The Company also recognized costs as a component of cost of sales related to the sale of inventory at fair value as a result of allocating the purchase price of recent acquisitions.

The acquisition-related costs consisted of the following for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative costs	$470	$471	$474	$471
Cost of sales	134	—	134	—
Total acquisition-related costs	$604	$471	$608	$471

(7)	GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as follows (in thousands):

	Renewable Energy & Conservation	Residential Products	Industrial and Infrastructure Products	Total
Balance at December 31, 2018	$71,827	$198,075	$53,769	$323,671
Acquired goodwill	4,185	—		4,185
Adjustments to prior year acquisitions	(172)		—	(172)
Foreign currency translation	137	—	162	299
Balance at September 30, 2019	$75,977	$198,075	$53,931	$327,983

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period
Indefinite-lived intangible assets:
Trademarks	$44,770	$—	$43,870	$—	Indefinite
Finite-lived intangible assets:
Trademarks	6,122	3,954	6,094	3,518	3 to 15 Years
Unpatented technology	29,444	15,301	28,644	13,881	5 to 20 Years
Customer relationships	74,072	39,187	70,419	35,678	5 to 17 Years
Non-compete agreements	1,649	1,430	1,649	1,224	4 to 10 Years
	111,287	59,872	106,806	54,301
Total acquired intangible assets	$156,057	$59,872	$150,676	$54,301

The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense	$1,840	$2,121	$5,434	$6,408

Amortization expense related to acquired intangible assets for the remainder of fiscal 2019 and the next five years thereafter is estimated as follows (in thousands):

	2019	2020	2021	2022	2023	2024
Amortization expense	$1,798	$6,904	$6,709	$6,231	$5,693	$5,437

(8)	LONG-TERM DEBT

As of September 30, 2019, the Company did not have any long-term debt outstanding. At December 31, 2018, the Company's total outstanding debt was $210.4 million, which included $210.0 million of Senior Subordinated 6.25% Notes and $2.0 million of other debt, net of $1.6 million in unamortized debt issuance costs. $208.8 million of total debt at December 31, 2018 was included in current liabilities.

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("2019 Senior Credit Agreement"), which amends and restates the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The 2019 Senior Credit Agreement contains three financial covenants. As of September 30, 2019, the Company is in compliance with all three covenants.

Borrowings under the 2019 Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries.

Standby letters of credit of $6.0 million have been issued under the 2019 Senior Credit Agreement on behalf of the Company as of September 30, 2019. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of September 30, 2019, the Company had $394.0 million of availability under the revolving credit facility. No borrowings were outstanding under the Company's revolving credit facility at September 30, 2019 and December 31, 2018.

Senior Subordinated Notes

On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes ("Notes") due February 1, 2021. On December 20, 2018, the Company announced its redemption of its $210 million outstanding Notes, effective February 1, 2019. The Notes were redeemed in accordance with the provisions of the indenture governing the Notes on February 1, 2019. The Company recorded a charge of $1.1 million for the write-off of deferred financing fees relating to the Notes during the nine months ended September 30, 2019.

(9)	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables summarize the cumulative balance of each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, (in thousands):

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(5,939)	$(2,040)	$(7,979)	$(745)	$(7,234)
Minimum pension and post retirement health care plan adjustments	—	16	16	4	12
Foreign currency translation adjustment	842	—	842	—	842
Balance at March 31, 2019	$(5,097)	$(2,024)	$(7,121)	$(741)	$(6,380)
Minimum pension and post retirement health care plan adjustments	—	17	17	5	12
Foreign currency translation adjustment	998	—	998	—	998
Balance at June 30, 2019	$(4,099)	$(2,007)	$(6,106)	$(736)	$(5,370)
Minimum pension and post retirement health care plan adjustments	—	16	16	4	12
Foreign currency translation adjustment	(664)	—	(664)	—	(664)
Balance at September 30, 2019	$(4,763)	$(1,991)	$(6,754)	$(732)	$(6,022)

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(2,698)	$(2,638)	$(5,336)	$(970)	$(4,366)
Cumulative effect of accounting change	—	(350)	(350)	—	(350)
Minimum pension and post retirement health care plan adjustments	—	37	37	10	27
Foreign currency translation adjustment	110	—	110	—	110
Balance at March 31, 2018	$(2,588)	$(2,951)	$(5,539)	$(960)	$(4,579)
Minimum pension and post retirement health care plan adjustments	—	37	37	11	26
Foreign currency translation adjustment	(1,787)	—	(1,787)	—	(1,787)
Balance at June 30, 2018	$(4,375)	$(2,914)	$(7,289)	$(949)	$(6,340)
Minimum pension and post retirement health care plan adjustments	—	37	37	10	27
Foreign currency translation adjustment	139	—	139	—	139
Balance at September 30, 2018	$(4,236)	$(2,877)	$(7,113)	$(939)	$(6,174)

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

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the nine months ended September 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2019		2018
Awards	Number of Awards (1)	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units	183,908	$40.49	135,540	$33.60
Restricted stock units	144,172	$39.43	95,674	$36.81
Deferred stock units	7,509	$37.95	10,255	$35.96
Common shares	7,509	$37.95	2,113	$35.50

(1) Included in the performance stock units granted above are 145,420 performance stock units awarded in the first quarter of 2019, which will convert to shares based on the Company's actual return on invested capital ("ROIC") relative to the ROIC targeted for the performance period ended December 31, 2019, and 38,488 performance stock units granted in the third quarter of 2019, which will convert to shares based on net sales and gross profit performance of Apeks acquired in August 2019 compared to targeted net sales and gross profit for the performance period ended December 31, 2021.
(2) Performance stock units granted in 2018 which will convert to 126,337 shares to be issued in the first quarter of 2021, representing 95.5% of the targeted 2018 award, based on the Company’s actual ROIC compared to ROIC target for the performance period ended December 31, 2018.
Equity Based Awards - Settled in Cash

The Company's equity-based liability includes awards under a management stock purchase plan. As of September 30, 2019, the Company's total share-based liabilities recorded on the consolidated balance sheet were $27.0 million, of which $22.0 million was included in non-current liabilities. The share-based liabilities as of December 31, 2018 were $38.4 million, of which $23.6 million was included in non-current liabilities.

During the nine months ended September 30, 2019, the Company paid $8.9 million to participants of cash-settled performance stock units awarded in 2016. The participants earned 200% of the target, or 256,000 units, which were converted to cash and valued at the trailing 90-day closing price of the Company's common stock as of December 31, 2018.
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

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the nine months ended September 30,:

	2019	2018
Restricted stock units credited	51,381	74,180
Share-based liabilities paid (in thousands)	$5,742	$4,986

(11)	FAIR VALUE MEASUREMENTS

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
The Company had no financial assets or liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018. As of September 30, 2019, the Company does not have any financial instrument for which the carrying value differs from its fair value. At December 31, 2018, the Company's only financial instrument for which the carrying value differs from its fair value was the Company's Senior Subordinated 6.25% Notes, which were redeemed on February 1, 2019. At December 31, 2018, the fair value of the outstanding debt, net of unamortized debt issuance costs, was $210.8 million compared to its carrying value of $210.4 million.

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

Most of the Company's leases include one or more options to renew, with renewal terms that can extend the respective lease term from one month to fifteen years. The exercise of lease renewal options is at the Company's sole discretion. As of September 30, 2019, the Company's renewal options are not part of the Company's operating lease assets and operating lease liabilities. Certain leases also include options to purchase at fair value the underlying leased asset at the Company's sole discretion.

(In thousands)	Classification	September 30, 2019
Assets	Operating lease assets	$28,573

Liabilities
Current	Accrued expenses	$8,350
Non-current	Non-current operating lease liabilities	20,461
		$28,811

Lease cost (in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3,102	$9,649

Other information (in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating liabilities	$8,635
Right-of-use assets obtained in exchange for new lease liabilities	$5,974

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term - operating leases	4.0	years
Weighted-average discount rate - operating leases	5.8%

Maturity of lease liabilities	(In thousands)
2019 (October 1, 2019 through December 31, 2019)	$2,680
2020	9,172
2021	7,526
2022	5,621
2023	4,902
After 2023	2,557
Total lease payments	32,458
Less: present value discount	(3,647)
Present value of lease liabilities	$28,811

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

Exit activity costs were incurred during the nine months ended September 30, 2019 which related to contract terminations, moving and closing costs, and severance incurred as a result of process simplification initiatives. One facility was closed during the nine months ended September 30, 2019.

During the nine months ended September 30, 2018, the Company incurred exit activity costs and asset impairment charges resulting from the above initiatives. In conjunction with these initiatives, the Company closed two facilities during the first nine months of 2018 and sold and leased back another facility which resulted in a gain, which was partially offset by inventory impairment charges incurred for discontinued products.

The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three and nine months ended September 30, related to the restructuring activities described above (in thousands):

	Three months ended September 30,
	2019			2018
	Inventory write-downs &/or asset impairment (recoveries) charges, net	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity (recoveries) costs, net	Total
Renewable Energy and Conservation	$(9)	$46	$37	$—	$(156)	$(156)
Residential Products	478	2,937	3,415	1,392	485	1,877
Industrial and Infrastructure Products	10	275	285	358	1,417	1,775
Corporate	—	246	246	—	164	164
Total exit activity costs & asset impairments	$479	$3,504	$3,983	$1,750	$1,910	$3,660

	Nine months ended September 30,
	2019			2018
	Inventory write-downs &/or asset impairment (recoveries) charges, net	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges (recoveries), net	Exit activity (recoveries) costs, net	Total
Renewable Energy and Conservation	$(9)	$45	$36	$84	$(107)	$(23)
Residential Products	478	3,307	3,785	1,349	333	1,682
Industrial and Infrastructure Products	10	1,588	1,598	(345)	1,607	1,262
Corporate	—	919	919	—	431	431
Total exit activity costs & asset impairments	$479	$5,859	$6,338	$1,088	$2,264	$3,352

The following table provides a summary of where the asset impairments and exit activity costs (recoveries) were recorded in the consolidated statements of income for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$683	$1,621	$968	$1,465
Selling, general, and administrative expense	3,300	2,039	5,370	1,887
Net asset impairment and exit activity charges	$3,983	$3,660	$6,338	$3,352

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2019	2018
Balance at January 1	$1,923	$961
Exit activity costs recognized	5,859	2,264
Cash payments	(3,032)	(1,608)
Balance at September 30	$4,750	$1,617

(14)	INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and nine months ended September 30, and the applicable effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Provision for income taxes	$6,843	$6,473	$14,901	$15,574
Effective tax rate	21.8%	24.9%	22.7%	23.5%

The effective tax rate for the three and nine months ended September 30, 2019 and 2018 respectively, was more than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.

(15)    EARNINGS PER SHARE

Basic earnings and diluted weighted-average shares outstanding are as follows for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$24,476	$19,503	$50,734	$50,692
Denominator for basic earnings per share:
Weighted average shares outstanding	32,470	32,115	32,357	31,922
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,470	32,115	32,357	31,922
Common stock options and stock units	300	456	320	602
Weighted average shares and conversions	32,770	32,571	32,677	32,524

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards, aggregating to 346,000 and 247,000 for the three months ended September 30, 2019 and 2018, respectively, and 324,000 and 328,000 for the nine months ended September 30, 2019 and 2018, respectively.

(16)	SEGMENT INFORMATION

The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)
Renewable Energy and Conservation, which primarily includes designing, engineering, manufacturing and installation of solar racking, electrical balance of systems, extraction systems and greenhouse structures;

(ii)
Residential Products, which primarily includes roof and foundation ventilation products, rain dispersion products and roofing accessories, centralized mail systems and electronic package solutions; and

(iii)	Industrial and Infrastructure Products, which primarily includes expanded and perforated metal, perimeter security systems, expansion joints, and structural bearings.

When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.
The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Renewable Energy and Conservation	$116,771	$98,486	$261,612	$229,187
Residential Products	$126,275	$125,839	$360,417	$360,915
Industrial and Infrastructure Products	56,361	56,033	168,096	172,218
Less: Intersegment sales	(171)	(272)	(817)	(861)
Net Industrial and Infrastructure Products	56,190	55,761	167,279	171,357
Total consolidated net sales	$299,236	$280,086	$789,308	$761,459

Income from operations:
Renewable Energy and Conservation	$19,633	$15,072	$30,914	$28,690
Residential Products	17,012	20,138	49,880	57,572
Industrial and Infrastructure Products	5,462	2,892	13,660	12,098
Unallocated Corporate Expenses	(10,687)	(8,698)	(25,862)	(22,839)
Total consolidated income from operations	$31,420	$29,404	$68,592	$75,521

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2019
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$12,682	$125,350	$46,781	$184,813
Over Time	104,089	925	9,409	114,423
Total net sales	$116,771	$126,275	$56,190	$299,236

	Three Months Ended September 30, 2018
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$10,784	$125,118	$47,686	$183,588
Over Time	87,702	721	8,075	96,498
Total net sales	$98,486	$125,839	$55,761	$280,086

	Nine Months Ended September 30, 2019
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$28,441	$357,808	$138,383	$524,632
Over Time	233,171	2,609	28,896	264,676
Total net sales	$261,612	$360,417	$167,279	$789,308

	Nine Months Ended September 30, 2018
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$25,128	$358,960	$145,657	$529,745
Over Time	204,059	1,955	25,700	231,714
Total net sales	$229,187	$360,915	$171,357	$761,459

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “anticipates,” “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the industries in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” disclosed in our Annual Report on Form 10-K. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and distributor of building products for renewable energy, conservation, residential, industrial, and infrastructure markets.
The Company operates and reports its results in the following three reporting segments, entitled:

•	Renewable Energy and Conservation;

•	Residential Products; and

•	Industrial and Infrastructure Products.

Our Renewable Energy and Conservation segment primarily focuses on the design, engineering, manufacturing and installation of solar racking systems and commercial, institutional, and retail greenhouse structures. This segment's services and products are provided directly to developers, power companies, solar energy contractors, and institutional and commercial growers of plants.
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
As of September 30, 2019, we operated 41 facilities, comprised of 29 manufacturing facilities, five distribution centers, and seven offices, which are located in 18 states, Canada, China, and Japan, and are able to accommodate our capacity needs to meet current levels of demand throughout North America and, to a lesser extent, Asia.
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

The fourth pillar of our strategy is acquisitions. We have targeted four key markets in which to make strategic acquisitions which are served by existing platforms within the Company. The target markets include: postal, parcel and storage solutions; infrastructure; renewable energy; and conservation. These platforms are all in large markets in which the underlying trends for customer convenience and safety, energy-savings and resource conservation are of increasing importance and are expected to drive long-term demand. We believe these markets also offer the opportunity for higher returns on our investments than those we have generated in the past. The acquisitions of Rough Brothers Manufacturing, Inc., RBI Solar, Inc., and affiliates, collectively known as "RBI" in June 2015, Nexus Corporation ("Nexus") in October 2016, Package Concierge, Inc. ("Package Concierge") in February 2017, SolarBOS in August 2018, and most recently, Apeks in August 2019, were the direct result of this fourth pillar strategy. We also consider businesses outside of these four markets, as we continually search out opportunities to grow our business in large markets with expected growth in demand for the foreseeable future, where we can add value through our manufacturing expertise, 80/20 process and purchasing synergies.

Overall, we believe our business strategy has enabled us to achieve stronger financial results, make more efficient use of capital and deliver higher shareholder returns. Going forward, we will continue to improve upon our operational excellence, optimize our assets and working capital efficiency, and invest in innovation and new product development to drive profitable and sustainable growth.

Recent Developments
On August 30, 2019, the Company acquired all of the outstanding membership interests of Apeks LLC ("Apeks"), a designer and manufacturer of botanical oil extraction systems utilizing subcritical and supercritical carbon dioxide ("CO2"), for an aggregate purchase price of $12.6 million, which may be adjusted for working capital adjustments and certain other adjustments provided for in the stock purchase agreement. The acquisition was financed through cash on hand. The results of operations of Apeks have been included in the Renewable Energy and Conservation segment of the Company's consolidated financial statements from the date of acquisition.

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
In conjunction with entering into the Senior Credit Agreement on February 1, 2019, the Company redeemed all $210 million of its outstanding 6.25% Senior Subordinated Notes. The amended Senior Credit Agreement provides the Company with access to capital and improves our financial flexibility.
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
Economic Conditions
The end markets our businesses serve are subject to economic conditions that are influenced by various factors. These factors include, but are not limited to, changes in general economic conditions, interest rates, exchange rates, commodity costs, demand for residential construction, demand for repair and remodeling, governmental policies and funding, tax policies and incentives, tariffs, trade policies, the level of non-residential construction and infrastructure projects, need for protection of high value assets, demand for renewable energy sources, and climate change. We believe the key elements of our strategy will allow us to respond timely to changes in these factors.
Results of Operations
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
The following table sets forth selected results of operations data (in thousands) and its percentage of net sales for the three months ended September 30:

	2019		2018
Net sales	$299,236	100.0%	$280,086	100.0%
Cost of sales	222,658	74.4%	209,807	74.9%
Gross profit	76,578	25.6%	70,279	25.1%
Selling, general, and administrative expense	45,158	15.1%	40,875	14.6%
Income from operations	31,420	10.5%	29,404	10.5%
Interest expense	17	0.0%	2,906	1.0%
Other expense	84	0.0%	522	0.2%
Income before taxes	31,319	10.5%	25,976	9.3%
Provision for income taxes	6,843	2.3%	6,473	2.3%
Net income	$24,476	8.2%	$19,503	7.0%

The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

	2019	2018	Total Change
Net sales:
Renewable Energy and Conservation	$116,771	$98,486	$18,285
Residential Products	126,275	125,839	436
Industrial and Infrastructure Products	56,361	56,033	328
Less: Intersegment sales	(171)	(272)	101
Net Industrial and Infrastructure Products	56,190	55,761	429
Consolidated	$299,236	$280,086	$19,150

Consolidated net sales increased by $19.2 million, or 6.8%, to $299.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The 6.8% increase in revenue was led by organic growth of $12.6 million followed by contributions from acquisitions of $7.2 million. The organic growth in the quarter stemmed from a 4.5% increase in volume, primarily from our Renewable Energy and Conservation segment, as our Residential Products and our Industrial and Infrastructure Products segment revenues were essentially flat. Our acquisitions of Apeks during the current quarter and SolarBOS during the prior year generated incremental revenues as compared to the prior year quarter.
Net sales in our Renewable Energy and Conservation segment increased 18.6%, or $18.3 million, to $116.8 million for the three months ended September 30, 2019 compared to $98.5 million for the three months ended September 30, 2018. The increase was led by strong organic growth resulting from our continued efforts to be more relevant to our customers as evidenced by our 72% improvement in backlog year over year in both our conservation and renewable energy businesses. Sales generated from acquisitions of $7.2 million from both the current year quarter acquisition of Apeks and the prior year acquisition of SolarBOS also contributed to the increase.

Net sales in our Residential Products segment increased 0.3%, or $0.4 million, to $126.3 million for the three months ended September 30, 2019 compared to $125.8 million for the three months ended September 30, 2018. The slight increase from the prior year quarter was the result of a modest increase in volume, partially offset by a decrease in pricing to customers.
Net sales in our Industrial and Infrastructure Products segment increased 0.7%, or $0.4 million, to $56.2 million for the three months ended September 30, 2019 compared to $55.8 million for the three months ended September 30, 2018. Increased volume in the Infrastructure business was partially offset by lower revenue in the Industrial businesses, driven by lower steel prices impacting its core industrial products.
Our consolidated gross margin increased to 25.6% for the three months ended September 30, 2019 compared to 25.1% for the three months ended September 30, 2018. This increase was the result of improved operating execution, including benefits from our 80/20 simplification initiatives along with a favorable alignment of material costs to customer selling prices and volume leverage.
Selling, general, and administrative (SG&A) expenses increased by $4.3 million, or 10.5%, to $45.2 million for the three months ended September 30, 2019 from $40.9 million for the three months ended September 30, 2018. The $4.3 million increase was the result of a $2.3 million increase in senior leadership transition costs, $2.2 million of incremental SG&A expenses recorded quarter over quarter for our recent acquisitions, along with a $1.3 million increase in exit activity costs related to our simplification initiatives. These increases were partially offset by $3.4 million of lower performance-based compensation expenses, as compared to the prior year quarter. SG&A expenses as a percentage of net sales increased to 15.1% for the three months ended September 30, 2019 compared to 14.6% for the three months ended September 30, 2018.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

	2019		2018		Total Change
Income from operations:
Renewable Energy and Conservation	$19,633	16.8%	$15,072	15.3%	$4,561
Residential Products	17,012	13.5%	20,138	16.0%	(3,126)
Industrial and Infrastructure Products	5,462	9.7%	2,892	5.2%	2,570
Unallocated Corporate Expenses	(10,687)	(3.6)%	(8,698)	(3.1)%	(1,989)
Consolidated income from operations	$31,420	10.5%	$29,404	10.5%	$2,016
The Renewable Energy and Conservation segment generated an operating margin of 16.8% in the current year quarter compared to 15.3% in the prior year quarter. The increase in operating margin was largely the result of improved operating execution, volume leverage and favorable product and vertical market mix.
Our Residential Products segment generated an operating margin of 13.5% during the three months ended September 30, 2019 compared to 16.0% during the three months ended September 30, 2018. The decrease resulted from increased exit activity costs, unfavorable product mix, and an unfavorable alignment of material costs to customer selling prices, partially offset by continued benefits from 80/20 simplification initiatives.
Our Industrial and Infrastructure Products segment generated an operating margin of 9.7% during the three months ended September 30, 2019 compared to 5.2% during the three months ended September 30, 2018. The increase in operating margin was the result of a more favorable mix of higher margin products, continued efforts to reduce operating costs and ongoing benefit from the Company's 80/20 initiatives.

Unallocated corporate expenses increased $2.0 million from $8.7 million during the three months ended September 30, 2018 to $10.7 million during the three months ended September 30, 2019. This increase from the prior year quarter was due to an increase in senior leadership transition costs and exit activity costs, partially offset by lower performance-based compensation expenses as compared to the prior year quarter.

Interest expense was negligible for the three months ended September 30, 2019 compared to $2.9 million for the three months ended September 30, 2018. The decrease in expense resulted from the redemption of the Company's outstanding 6.25% Senior Subordinated Notes during the first quarter of 2019. During the three months ended September 30, 2019 and 2018, no amounts were outstanding under our then applicable revolving credit facility.

We recognized a provision for income taxes of $6.8 million and $6.5 million, with effective tax rates of 21.8% and 24.9% for the three months ended September 30, 2019, and 2018, respectively. The effective tax rate for both the third quarters of 2019 and 2018 were greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table sets forth selected results of operations data (in thousands) and its percentage of net sales for the nine months ended September 30:

	2019		2018
Net sales	$789,308	100.0%	$761,459	100.0%
Cost of sales	605,272	76.7%	572,359	75.2%
Gross profit	184,036	23.3%	189,100	24.8%
Selling, general, and administrative expense	115,444	14.6%	113,579	14.9%
Income from operations	68,592	8.7%	75,521	9.9%
Interest expense	2,297	0.3%	9,305	1.2%
Other expense (income)	660	0.1%	(50)	0.0%
Income before taxes	65,635	8.3%	66,266	8.7%
Provision for income taxes	14,901	1.9%	15,574	2.0%
Net income	$50,734	6.4%	$50,692	6.7%

The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30, (in thousands):

	2019	2018	Total Change
Net sales:
Renewable Energy and Conservation	$261,612	$229,187	$32,425
Residential Products	360,417	360,915	(498)
Industrial and Infrastructure Products	168,096	172,218	(4,122)
Less: Intersegment sales	(817)	(861)	44
Net Industrial and Infrastructure Products	167,279	171,357	(4,078)
Consolidated	$789,308	$761,459	$27,849

Consolidated net sales increased by $27.8 million, or 3.7%, to $789.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The 3.7% increase was the result of a 2.5% increase in pricing to customers, partially offset by a 0.6% decrease in volume. Strong organic growth in our Renewable Energy and Conservation segment along with $13.0 million of sales generated from both the current year acquisition of Apeks and the prior year acquisition of SolarBOS, more than offset the volume decline in our Industrial and Infrastructure segment.

Net sales in our Renewable Energy and Conservation segment increased 14.1%, or $32.4 million, to $261.6 million for the nine months ended September 30, 2019 compared to $229.2 million for the nine months ended September 30, 2018. The increase was led by strong organic growth resulting from our continued efforts to be more relevant to our customers as evidenced by our 72% improvement in backlog year over year in our conservation and renewable energy business. Additionally, incremental sales of $13.0 million combined from the current year acquisition of Apeks and the 2018 acquisition of SolarBOS contributed to the increase.

Net sales in our Residential Products segment of $360.4 million for the nine months ended September 30, 2019 were essentially flat as compared to $360.9 million for the nine months ended September 30, 2018. Slight decreases in volume were nearly offset by increases in carryover pricing to customers implemented in 2018.

Net sales in our Industrial and Infrastructure Products segment decreased 2.4%, or $4.1 million, to $167.3 million for the nine months ended September 30, 2019 compared to $171.4 million for the nine months ended September 30, 2018. Increased volume in the Infrastructure business was more than offset by lower revenues in our Industrial businesses, driven by lower steel prices impacting its core industrial products.

Our consolidated gross margin decreased to 23.3% for the nine months ended September 30, 2019 compared to 24.8% for the nine months ended September 30, 2018. This decrease was the result of incremental costs incurred for field improvements for our tracker solution largely offset by improved operating execution, including benefits from our 80/20 simplification initiatives and a favorable alignment of material costs to customer selling prices.

Selling, general, and administrative (SG&A) expenses increased by $1.9 million, or 1.6%, to $115.4 million for the nine months ended September 30, 2019 from $113.6 million for the nine months ended September 30, 2018. The $1.9 million increase was primarily due to a $6.0 million increase in senior leadership transition costs, $4.1 million of incremental SG&A expenses recorded year over year for our recent acquisitions, along with a $3.4 million increase in exit activity costs related to our simplification initiatives. These increases were partially offset by $10.5 million of lower performance-based compensation expenses, as compared to the prior year. SG&A expenses as a percentage of net sales decreased to 14.6% in the nine months ended September 30, 2019 compared to 14.9% in the nine months ended September 30, 2018.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

	2019		2018		Total Change
Income from operations:
Renewable Energy and Conservation	$30,914	11.8%	$28,690	12.5%	$2,224
Residential Products	49,880	13.8%	57,572	16.0%	(7,692)
Industrial and Infrastructure Products	13,660	8.2%	12,098	7.1%	1,562
Unallocated Corporate Expenses	(25,862)	(3.3)%	(22,839)	(3.0)%	(3,023)
Consolidated income from operations	$68,592	8.7%	$75,521	9.9%	$(6,929)

The Renewable Energy and Conservation segment generated an operating margin of 11.8% during the first nine months of the current year compared to 12.5% in the same period of the prior year. The decrease in operating margin was the result of additional costs related to the field improvements for our solar tracker solution largely offset by the benefits of volume leverage, favorable alignment of material costs to customer selling prices and higher margin product mix.

Our Residential Products segment generated an operating margin of 13.8% during the nine months ended September 30, 2019 compared to 16.0% during the nine months ended September 30, 2018. The decrease in operating margin was due to increased exit activity costs, an unfavorable alignment of material costs to customer selling prices and unfavorable product mix, partially offset by benefits from 80/20 simplification initiatives.

Our Industrial and Infrastructure Products segment generated an operating margin of 8.2% during the nine months ended September 30, 2019 compared to 7.1% during the nine months ended September 30, 2018. The increase in operating margin was the result of a more favorable mix of higher margin products and operational efficiencies resulting from the Company's 80/20 initiatives.

Unallocated corporate expenses increased $3.0 million from $22.8 million during the nine months ended September 30, 2018 to $25.9 million during the nine months ended September 30, 2019. This increase was due to senior leadership transition costs and exit activity costs charges partially offset by a decrease in performance-based compensation expenses.

The Company recorded other expense of $0.7 million for the nine months ended September 30, 2019 and other income of $0.1 million for the nine months ended September 30, 2018. The increase in other expense from the prior year was primarily the result of foreign currency fluctuations.

Interest expense decreased by $7.0 million to $2.3 million for the nine months ended September 30, 2019 compared to $9.3 million for the nine months ended September 30, 2018. The decrease in expense resulted from the redemption of the Company's outstanding 6.25% Senior Subordinated Notes during the first quarter of 2019. During the nine months ended September 30, 2019 and 2018, no amounts were outstanding under our then applicable revolving credit facility.

We recognized a provision for income taxes of $14.9 million and $15.6 million, with effective tax rates of 22.7% and 23.5% for the nine months ended September 30, 2019, and 2018, respectively. The effective tax rate for the nine months ended September 30, 2019 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items. The effective tax rate for the nine months ended September 30, 2018 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items, including a $2.6 million tax benefit related to performance share unit vesting.

Outlook

We expect to continue profitable growth in the final quarter of the year based on the composition of projects in backlog and end market activity levels. Our focus remains to drive toward leadership positions in attractive end markets through organic growth and acquisitions that strengthen our platforms, to increase our value to our customers through innovation and performance optimization, to expand our profitability through operational excellence and 80/20 acceleration, and to build a team and a culture that supports both growth and increasing returns to all our stakeholders.

The Company is narrowing its guidance for revenues and earnings for the full year 2019. We expect 2019 consolidated revenues to be in range of $1.04 billion to $1.05 billion. GAAP EPS for full year 2019 is expected to be between $2.02 and $2.10, compared with $1.96 in 2018.

For the fourth quarter of 2019, the Company is expecting revenue in the range of $251 million to $261 million, compared with $241 million in the fourth quarter of 2018. GAAP EPS for the fourth quarter 2019 is expected to be between $0.47 and $0.55, compared to $0.40 in 2018.

Liquidity and Capital Resources

General

Our principal capital requirements are to fund our operations' working capital and capital improvements and to provide capital for acquisitions. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our businesses.

As of September 30, 2019, our liquidity of $531.6 million consisted of $137.6 million of cash and $394.0 million of availability under our revolving credit facility as compared to liquidity of $587.8 million as of December 31, 2018 and $535.9 million as of September 30, 2018.

On January 24, 2019, we entered into the Company's Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $400 million revolving credit facility. The Senior Credit Agreement also provides the Company the opportunity, upon request, to increase the amount under the revolving credit facility to $700 million.

Utilizing existing cash on hand, the Company repaid $210 million of 6.25% Senior Subordinated Notes on February 1, 2019. We believe that our resulting low leverage and increased borrowing capacity, along with enhanced flexibility in our new Senior Credit Agreement, provide us with ample liquidity. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives. We continue to search for strategic acquisitions. Larger acquisitions may require additional borrowings and/or the issuance of our common stock or other securities.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2019, our foreign subsidiaries held $27.3 million of cash in U.S. dollars, of which $13.8 million is available to be repatriated to the U.S. tax-free. Subsequent cash generated by our foreign subsidiaries will be reinvested into their operations.

Over the long-term, we expect that future investments, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. Any potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, and the improvement of shareholder value. Our acquisition of Apeks during this quarter and our 2018 acquisition of SolarBOS were funded by cash on hand.

These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or not available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2019	2018
Cash provided by (used in):
Operating activities	$72,494	$38,210
Investing activities	(16,281)	(8,861)
Financing activities	(216,330)	(5,606)
Effect of foreign exchange rate changes	729	(610)
Net (decrease) increase in cash and cash equivalents	$(159,388)	$23,133

Operating Activities

During the nine months ended September 30, 2019, net cash provided by operating activities totaling $72.5 million was primarily driven by net income of $50.7 million and $28.3 million of non-cash charges including depreciation, amortization, stock compensation, exit activity costs and other charges, offset by an investment in working capital and other net assets of $6.6 million. During the nine months ended September 30, 2018, net cash generated from operating activities totaling $38.2 million was primarily driven by net income of $50.7 million and $24.5 million from non-cash charges including depreciation, amortization, stock compensation, intangible asset impairment charges and exit activities, partially offset by an investment in working capital and other net assets of $37.0 million.

During the nine months ended September 30, 2019, the cash invested in working capital and other net assets of $6.6 million included a $56.6 million increase in accounts receivable and a $7.0 million increase in other assets, which was largely offset by a $22.8 million increase in accounts payable, a $18.6 million decrease in inventory and a $15.6 million increase in accrued expenses and other non-current liabilities. The increase in accounts receivable primarily relates to seasonal increases in manufacturing activity and customer demand. The increase in other current assets and other assets was due to timing of prepaid expenses. Accounts payable increased due to the seasonal increase in manufacturing activity. The decrease in inventory was driven by planned inventory management reduction initiatives. The increase in accrued expenses and other non-current liabilities was due to costs correlated to the timing of customer payments, offset by payments made pursuant to the Company's performance based incentive plans and interest on the redemption of the Company's 6.25% Senior Subordinated Notes on February 1, 2019.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 of $16.3 million consisted of $8.7 million net cash paid for the acquisition of Apeks and capital expenditures of $7.7 million. Net cash used in investing activities for the nine months ended September 30, 2018 of $8.9 million consisted of capital expenditures of $6.8 million and net cash paid for the acquisition of SolarBOS of $5.2 million partially offset by net proceeds of $3.2 million from the sale and lease-back of property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 of $216.3 million primarily consisted of long term debt repayments for the repayment of the $210.0 million of 6.25% Senior Subordinated Notes along with $2.0 million in other debt repayments, purchases of treasury stock of $3.5 million, and payment of debt issuance costs of $1.2 million, partially offset by proceeds received from the issuance of common stock of $0.4 million from stock options exercised. Net cash used in financing activities for the nine months ended September 30, 2018 of $5.6 million consisted of the purchase of treasury stock of $6.5 million due to a large number of performance awards that vested in June 2018 and payment of long-term debt borrowings of $0.4 million partially offset by the proceeds received from the issuance of common stock of $1.3 million due to stock option exercises.

Senior Credit Agreement

Our new Senior Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the banks to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement is committed through January 23, 2024. Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. The Senior Credit Agreement contains three financial covenants. As of September 30, 2019, the Company is in compliance with all three covenants.

Interest rates on the revolving credit facility are based on the LIBOR plus 1.125%. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance.
As of September 30, 2019, we have $394.0 million of availability under our revolving credit agreement, net of outstanding letters of credit of $6.0 million. No amounts were outstanding under our revolving credit facility as of September 30, 2019 and December 31, 2018.
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

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its foreign operations. Refer to Item 7A in the Company's Form 10-K for the year ended December 31, 2018 for more information about the Company's exposure to market risk.
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
Date: October 25, 2019