Form 10-K
period 2019-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2020-02-28
CIK 912562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-22462
GIBRALTAR INDUSTRIES, INC.

Delaware				16-1445150
(State or incorporation )				(I.R.S. Employer Identification No.)
3556 Lake Shore Road	P.O. Box 2028	Buffalo ,	New York	14219-0228
(Address of principal executive offices)
Registrant’s telephone number, including area code: (716) 826-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ROCK	NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “small reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2019 was: $1.3 billion.
As of February 27, 2020, the number of common shares outstanding was: 32,358,728.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The Company
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the renewable energy, conservation, residential, industrial and infrastructure markets. Gibraltar’s mission is to create compounding and sustainable value with strong leadership positions in higher growth, profitable end markets. At the beginning of 2019, after four years of steady improvement in operational execution and financial results under the leadership of Frank Heard, the Company announced the appointment of Bill Bosway as Chief Executive Officer, with Frank Heard vacating the CEO role and being appointed Executive Vice Chair of the Board through his planned retirement in March 2020. Under Mr. Bosway’s leadership, management completed a thorough evaluation of the markets in which the Company participates in, as well as its position in each market. This work solidified the Company’s strategy and defined plans to accelerate growth and further improve the Company’s margin profile, both through organic and inorganic investment. It has also helped focus and prioritize the Company's key investments such that it deliver increasing returns and sustainable value for its shareholders.
Over the past twelve months, the Company migrated from a Four-Pillar strategy to a Three-Pillar Strategy with the operating foundation focused on three core tenets: Business Systems, Portfolio Management, and Organizational Development.

1.
Business Systems, which combines two of the Company's previous strategic pillars - operational excellence and product innovation - is supported by an execution review of the Company's monthly business performance, implementation of key investments, IT operating and digital systems performance, and new product and services innovation.

2.
Portfolio Management, which combines the two other previous strategic pillars - acquisitions and portfolio management - is focused on optimizing the Company’s business portfolio and ensuring our human and financial capital are invested to provide sustainable, profitable growth while expanding our relevance with customers and shaping our markets. The recent acquisitions of Apeks Supercritical, LLC ("Apeks") in August 2019, Thermo

Energy Systems ("Thermo) in January 2020, and Delta Separations (“Delta”) in February 2020 were the direct result of our portfolio management strategy.

3.
Organizational Development is the third pillar of our strategy. In order to execute Business Systems and Portfolio Management, the Company must have a strong organization to execute, and the organization must continuously develop and improve. The Company aspires to make our place of work the "Best Place to Work", where we focus on creating the best development and learning environment for our people, proactively operate businesses that solve global challenges, and engage and support the communities we are present in. We believe doing so helps us attract and retain the best people so we can execute our business plans.

The Company serves customers primarily in North America including renewable energy (solar) developers, institutional and commercial growers of food and plants, home improvement retailers, wholesalers, distributors, and contractors. As of December 31, 2019, we operated 41 facilities, comprised of 29 manufacturing facilities, five distribution centers, and seven offices, which are located in 18 states, Canada, China, and Japan. Our operational infrastructure provides the necessary scale to support local, regional, and national customers in each of our markets.

The Company operates and reports its results in the following three reporting segments:

•	Renewable Energy and Conservation;

•	Residential Products; and

•	Industrial and Infrastructure Products.

The following table sets forth the primary products, applications, and end markets for each segment:
Renewable Energy and Conservation Segment

Products & Services	Applications	End Users
Renewable Energy: Design, engineering, manufacturing and installation of solar racking and electrical balance of systems	Commercial & distributed generation scale commercial solar installations	Solar developers; power companies; solar energy EPC contractors

Conservation: Provide growing and processing solutions including the designing, engineering, manufacturing and installation of greenhouses, and botanical extraction systems	Retail, vegetable, flowers, cannabis, commercial, institutional and conservatories, car wash tunnels, botanical oil extraction	Retail garden centers; conservatories and botanical gardens; commercial growers; public and private agricultural research; botanical oil processors
Residential Products Segment

Product	Applications	End Market

Roof and foundation ventilation products	Ventilation and whole-house air flow	Residential: new construction and repair and remodeling

Centralized mail systems and electronic package solutions	Secure storage for mail and package deliveries

Retractable awnings & gutter guards	Sun protection; gutter protection

Rain dispersion, trims and flashings, other accessories	Water & protection from natural elements

Industrial and Infrastructure Products Segment

Product	Applications	End Market
Fabricated expanded metal and perforated metal products	Perimeter security barriers; walkways / catwalks; filtration; architectural facades	Industrial and commercial construction, automotive, energy and power generation

Structural bearings, expansion joints and pavement sealant for bridges and roadways	Preserve functionality under varying weight, wind, temperature and seismic conditions	Bridge and elevated highway construction, airport pavements

The Company’s operating businesses have established leadership positions in attractive end markets by building core capabilities in innovation, new products and services, manufacturing and field operations, business systems, quality performance, along with a healthy balance sheet and the strength of our people. We will continue our focus of time, talent, and energy on strengthening our position in each market we serve.
Attractive End Markets. Our markets are focused on solving global challenges as it relates to accelerating renewable energy generation, maintaining healthy home environments, growing food and plants more effectively and efficiently, supporting postal and parcel home delivery, and improving our country’s transportation infrastructure and ways of transporting people.
Value-Added Products and Services. We provide industry-best solutions to our customers: racking and electrical systems for photovoltaic (PV) solar systems, commercial growing greenhouses and processing extraction technology for biologically grown food, cannabis, and other plants; roof-related ventilation to support healthy home environments; postal and parcel storage for home and retail sites; and structural bearings and expansion joints for bridges and other transportation structures. Our products and services are highly engineered, supported with intellectual property, and driven by effective business systems and IT infrastructure.
Commitment to Customer & Quality. We strive to be connected directly with our end customers, where we receive unfiltered feedback on performance, insight on customer problems and opportunities, and cooperation on ideas for new products, services, and business model optimization. The percentage of our total business contracted directly with end users of our products and services exceeded 45% in 2019, and we expect this to grow in future years. Our commitment to quality is a core operating tenet for the Company, and our quality management systems are designed to ensure we deliver to customer and stakeholder expectations while meeting statutory and regulatory requirements related to our products and services.

Strong liquidity profile. We strive to manage our cash resources to ensure sufficient liquidity to fund growth initiatives, support the seasonality of our businesses, manage effectively through economic cycles. As of December 31, 2019, our liquidity was $585 million, including $191 million of cash and $394 million of availability under our revolving credit facility. We believe our low leverage and ample borrowing capacity, along with enhanced flexibility in our Senior Credit Agreement, provides us with the financial capacity to fund our ongoing business requirements, strategic initiatives, and acquisition opportunities.
Recent developments

On February 13, 2020, the Company acquired the assets of California-based Delta Separations and Teaching Tech ("Delta Separations"), a privately held ethanol-based extraction systems manufacturer and training and laboratory design and operations consultative partner for $50 million in an all cash transaction. Delta Separations had revenue of approximately $46 million in 2019.

On January 15, 2020, the Company acquired the assets of Canadian-based Thermo Energy Systems ("Thermo"), a privately held provider of commercial greenhouse solutions in North America supporting the biologically grown organic food market, in an all cash transaction for approximately $7 million. The Company also expects to invest approximately $25 million into Thermo to provide an appropriate level of working capital. Thermo is expected to contribute annual revenue at a run rate of approximately $75 million.

On August 30, 2019, the Company acquired all of the outstanding membership interests of Apeks LLC ("Apeks"), a designer and manufacturer of botanical oil extraction systems utilizing subcritical and supercritical carbon dioxide ("CO2"). The acquisition was financed through cash on hand of $12 million. Apeks had trailing twelve months of revenues as of June 30, 2019 of $17.7 million. The results of operations of Apeks have been included in the Renewable Energy and Conservation segment of the Company's consolidated financial statements from the date of acquisition.

On March 18, 2019, the Company appointed Patrick M. Burns as Chief Operating Officer. In his position as Chief Operating Officer, Mr. Burns is responsible for all aspects of Gibraltar’s day-to-day operations across its businesses and such other executive duties as he is assigned from time to time by the Board of Directors and the Chief Executive Officer.

On January 24, 2019, we entered into the Company's Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") which includes a 5-year, $400 million revolving credit facility. The Senior Credit Agreement also provides the Company the opportunity, upon request, to increase the amount of the revolving credit facility to $700 million. In conjunction with entering into the Senior Credit Agreement, on February 1, 2019, the Company redeemed all $210 million of its outstanding 6.25% Senior Subordinated Bonds. The amended Senior Credit Agreement provides the Company with access to capital and improves our financial flexibility.

On January 2, 2019, the Company appointed William T. Bosway as President and Chief Executive Officer of the Company and a member of the Board of Directors. Over the past 29 years, Mr. Bosway has worked for two Fortune 500 industrial companies and brings to the Company strong leadership skills and significant experience in acquisitions, driving organic growth, lean manufacturing and continuous improvement techniques. In connection with Mr. Bosway’s appointment, then Chief Executive Officer Frank Heard was appointed Executive Vice Chair of the Board and he announced his intention to retire on March 3, 2020.

Customers and Products
Our customers are located primarily throughout North America. One customer, a home improvement retailer which purchases from both the Residential Products segment and Renewable Energy and Conservation segment, represented 12% of our consolidated net sales for each of the three years ended December 31, 2019, 2018, and 2017. No other customer in any segment or segments accounted for more than 10% of our consolidated net sales.
Our products are primarily distributed to our customers using common carriers. We maintain distribution centers that complement our manufacturing plants from which we ship products and ensure on-time delivery while maintaining efficiency within our distribution system. Our customers and product offerings by segment are described below.
Renewable Energy and Conservation
The Renewable Energy and Conservation segment is primarily a designer and manufacturer of fully-engineered solutions for solar mounting systems, greenhouse structures and botanical oil extraction systems. This segment offers a fully integrated approach to the design, engineering, manufacturing and installation of solar racking systems, including electrical balance of systems, and commercial, institutional, and retail greenhouse structures servicing customers, such as community solar owners and developers, retail garden centers, conservatories and botanical gardens, commercial growers, schools and universities, and botanical oil processors. With the recently announced acquisitions of Thermo and Delta Separations, we have 10 manufacturing facilities and 2 distribution centers and operate in the United States, China and Japan.
An integral part of solar racking and greenhouse projects is the fabrication of specifically designed metal structures for highly-engineered applications including: racking for ground-mounted solar arrays; single-axis solar tracker solutions; carports that integrate solar PV panels; as well as commercial-scale greenhouses and other glass structures. Both the solar racking and greenhouse projects involve securing glass and plastic to metal and use the same raw materials including steel and aluminum. Most of our production is completed using computer numerical control machines, roll forming machines, laser cutters and other fabrication tools. The structural metal components are designed, engineered, fabricated and installed in accordance with applicable building codes.
We strive to improve our offerings of products by introducing new products, enhancing existing products, adjusting product specifications to respond to commercial building codes and regulatory changes, and providing solutions to contractors and end users. New products introduced in recent years include botanical oil extraction systems, single-axis tracker systems, metal framed structures for car washes, and solar racking systems for carports and canopies. Our botanical oil extraction systems provide equipment for extracting plant oils for hemp, cannabis, and nutraceutical processors. The single-axis tracker systems within our solar mounting solutions group provide flexibility to adapt to a variety of site conditions that impact tracker site designs when using other solutions in the market and can vastly reduce the costs associated with civil work on projects. The patented design eliminates complexities incorporated in the traditional systems, simplifying the operations and maintenance of the system, along with streamlining the installation process. Our car washes serve a market preference for light- transparent structures. Solar racking systems for carports serve as protection for cars from the effects of the sun and intense heat while providing a renewable energy source. Similarly, solar racking systems installed on idle land, such as solid waste landfills, converts such land into a useful property by providing clean renewable power generating capabilities.
Residential Products
Our Residential Products segment services the residential repair and remodeling and to a lesser extent the new housing construction markets in North America with products including roof and foundation ventilation products, centralized mail systems and electronic package solutions, outdoor living products (retractable sun-shades), rain dispersion products and other roofing and related accessories. Our residential product offerings are sold through a number of sales channels including major retail home centers, building material wholesalers, building product distributors, buying groups, roofing distributors, residential contractors, property management companies and postal services distributors and providers. This segment operates 11 manufacturing facilities throughout the United States, giving it a base of operations to provide manufacturing capability of high quality products, customer service, delivery and technical support to a broad network of regional and national customers across North America.
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
Industrial and Infrastructure Products
Our Industrial and Infrastructure Products segment serves a variety of end markets such as industrial and commercial construction, highway and bridge construction, automotive, airports and energy and power generation through a number of sales channels including discrete and process manufacturers, steel fabricators and distributors, commercial and transportation contractors, and power generating utilities. Our Industrial and Infrastructure product offerings include perimeter security, expanded and perforated metal, plank grating, as well as, expansion joints and structural bearings for highway bridges. We operate 10 manufacturing facilities and 3 distribution centers throughout the United States and Canada giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America.
Our expanded and perforated metal and plank grating is used in walkways, catwalks, architectural facades, perimeter security barriers, shelving, and other applications where both visibility and security are necessary. Our fiberglass grating is used by our customers where high strength, light weight, low maintenance, corrosion resistance and non-

conductivity are required. Our remaining product offerings in this segment include expansion joint systems, bearing assemblies, and pavement sealing systems used in bridges, elevated highways, airport runways, and rail crossings.
We strive to improve our offerings of industrial and infrastructure products by introducing new products, enhancing existing products, adjusting product specifications to respond to commercial building code and regulatory changes, and providing additional solutions to original equipment manufacturers and contractors. New products introduced in recent years include customized perforated and expanded metal to penetrate a range of new markets such as architectural facades for buildings (museums, sports stadiums and retail outlets) and perimeter security barriers for protecting critical infrastructure. In addition, we have extended our transportation infrastructure products into new markets. For example, our long-lasting pavement sealants for roadways are now being installed on airport runways internationally, our structural bearings for elevated highways and bridges have been installed on an offshore oil production platform, and our corrosion-protection products for cable-suspension bridges are now marketed and sold internationally.
Our production capabilities allow us to process a wide range of metals necessary for manufacturing industrial products. Most of our production is completed using computer numerical control machines, shears, slitters, press brakes, milling, welding, and numerous automated assembly machines. We maintain our equipment according to a thorough preventive maintenance program, including in-house tool and die shops, allowing us to meet the demanding service requirements of our customers.
Engineering and Technical Services
Our business segments employ engineers and other technical personnel to perform a variety of key tasks which include the identification and implementation of improvements to our manufacturing process, redesign of our products for better performance, the development of new products and identification and execution of cost reduction activities. In addition, our engineering staff employs a range of drafting software to design highly specialized and technically precise products. In our Renewable Energy and Conservation and Industrial and Infrastructure Products segments, drawings are approved and stamped by state licensed professional engineers. Technical service personnel also work in conjunction with our sales force in the new product development process to determine the types of products and services that suit the particular needs of our customers.
Suppliers and Raw Materials
Our business is required to maintain sufficient quantities of raw material inventory in order to accommodate our customers’ short lead times. Accordingly, we plan our purchases to maintain raw materials at sufficient levels to satisfy the anticipated needs of our customers. We have implemented enterprise resource planning systems along with a corporate wide SIOP (Sales, Inventory, Operations Planning process) to better manage our inventory, forecast customer orders, enable efficient supply chain management, and allow for more timely counter-measures to changing customer demand and market conditions.
The primary raw materials we purchase are flat-rolled and plate steel, aluminum coil and extrusions, and resins. We purchase flat-rolled and plate steel and aluminum at regular intervals on an as-needed basis, primarily from the major North American mills, as well as, a limited amount from domestic service centers and foreign steel importers. Substantially all of our resins are purchased from domestic vendors, primarily through distributors, with a small amount purchased directly from manufacturers. Supply has historically been adequate from these sources to fulfill our needs. Because of our strategy to develop longstanding relationships in our supply chain, we have been able to adjust our deliveries of raw materials to match our required inventory positions to support our on-time deliveries to customers while allowing us to manage our investment in inventory and working capital. Management continually evaluates improvements in our purchasing practices across our geographically dispersed facilities in order to streamline purchasing across similar commodities.
We purchase natural gas and electricity from suppliers in proximity to our operations.

Intellectual Property
We actively protect our proprietary rights by the use of trademark, copyright, and patent registrations. While we do not believe that any individual item of our intellectual property is material, we believe our trademarks, copyrights, and patents provide us with a competitive advantage when marketing our products to customers. We also believe our brands are well recognized in the markets we serve and we believe they stand for high-quality manufactured goods at a competitive price. These trademarks, copyrights, and patent registrations help us maintain product leadership positions for the goods we offer. In 2019, 11% of our annual revenues were generated from patented products.

Sales and Marketing
In 2019, approximately 48% of our revenues were generated from products and services that were sold directly to the end user, with the remainder of revenues generated through retailers, wholesalers and distributors, up from 43% in 2018. Continual communication with our customers allows us to understand their challenges and provides us with the opportunity to identify solutions that will meet their needs. We have organized sales teams to focus on specific customers and national accounts through which we provide enhanced solutions and improve our ability to increase the relevance of products and services that we sell. Our sales regularly involve competitive bidding processes, and our reputation for meeting delivery requirements and strict specifications make us a preferred provider for many customers.

Our sales staff works with certain retail customers to optimize shelf space for our products which is expected to increase sales at these locations. Our retail customers are provided with point-of-sale marketing aids to encourage consumer spending on our products in their stores. We focus on providing our customers with industry leading customer service. We are able to meet our customers’ demand requirements due to our efficient manufacturing processes and extensive distribution network.
Backlog
While the majority of our products have short lead time order cycles, we had aggregated approximately $218 million of backlog at December 31, 2019 compared to $161 million at December 31, 2018. The backlog primarily relates to certain business units in our Renewable Energy and Conservation and our Industrial and Infrastructure segments. We believe that the majority of our backlog will be shipped, completed and installed during 2020.
Competition
The Company operates in highly competitive markets. We compete against several competitors in all three of our segments with different competitors in each major product category. We compete with competitors based on the range of products offered, quality, price, and delivery, as well as serving as a full service provider for project management in certain segments. Although some of our competitors are large companies, the majority are small to medium-sized and do not offer the large range of products that we offer.
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
Seasonality
The Company’s business has historically been subjected to seasonal influences, with higher sales typically realized in the second and third quarters. General economic forces, such as tax credit expirations and imposed tariffs, along with changes in the Company’s products and customer mix have shifted traditional seasonal fluctuations in revenue over the past few years.
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

Employees
The Company employed 1,932 and 1,939 employees at December 31, 2019 and 2018, respectively.

Information About Executive Officers
Our senior management team is composed of talented and experienced managers possessing broad experience in operational excellence, new product development, and driving profitable growth gained over multiple business cycles:
William Bosway - President, Chief Executive Officer (CEO) and a member of the Board of Directors. Mr. Bosway was appointed President, Chief Executive Office and a member of the Board of Directors effective January 2, 2019. Mr. Bosway joined our Company with extensive experience in global manufacturing industries, driving organic growth, acquisitions, lean manufacturing and continuous improvement techniques. Mr. Bosway was appointed as successor to the former CEO and President, Frank Heard, who announced that he would retire in March 2020.
Frank Heard - Vice Chair of the Board of Directors. Mr. Heard was appointed Vice Chair effective January 2, 2019 after announcement of his intentions to retire from the Company in March 2020. As the former CEO and President of the Company since January 2015, Mr. Heard assisted in transitioning the role of CEO to Mr. Bosway.
Patrick Burns - Chief Operating Office (COO). Mr. Burns was appointed COO of the Company on March 18, 2019. Mr. Burns joined with Company with significant experience in key leadership and operational strategy roles at various multi-industrial companies over his career.
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
Our business, financial condition and results of operations, and the market price for the Company's common shares are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business and other risks affecting the Company. In conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K, consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K.These risks are not the only risks we face. Our business operations and the market for our securities could also be adversely affected by additional factors that are not presently known to us, or that we currently consider to be immaterial in our operations.

Macroeconomic factors outside of our control may adversely affect our business, our industry, and the businesses and industries of many of our customer and suppliers.

Macroeconomic factors have a significant impact on our business, customer demand and the availability of credit and other capital, affecting our ability to generate profitable margins. Our operations are subject to the effects of domestic and international economic conditions including government monetary and trade policies, tax laws and regulations, as well as, the relative debt levels of the U.S. and the other countries in which we sell our products. Tariffs placed on imported products used by our customers could impact cost and availability of these products to our customers which could impact the demand for our products or services. In addition, fluctuations in the U.S. dollar impact the prices we charge and costs we incur to export and import products.

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

As of December 31, 2019, we did not have any outstanding indebtedness. Nonetheless, we may need to incur debt in the future to fund strategic acquisitions, investments or for other purposes, which debt could have significant adverse consequences to our business. Our Senior Credit Agreement entered into on January 24, 2019 contains several financial and other restrictive covenants. A significant decline in our operating income along with increased levels of debt could cause us to violate these covenants which could result in our incurring of additional financing fees that would be costly and adversely affect our profitability and cash flows. We may also use our Senior Credit Agreement or otherwise incur additional debt for acquisitions, operations and capital expenditures that could adversely impact our ability to meet these covenants.

We apply judgments and make estimates in accounting for contracts, and changes in these judgments or estimates may have significant impacts on our earnings.
Changes in judgments or required estimates and any subsequent adjustments to those judgments or estimates (such as performance incentives, penalties, contract claims and contract modifications) could have a material adverse effect on sales and profits. Due to the substantial judgments applied and estimations involved with this process, our actual results could differ materially or could be settled unfavorably from our estimates. Revenue representing 35%, 32% and 28% of 2019, 2018 and 2017 consolidated net sales, respectively, were recognized over time under the cost-to-cost method. Refer to “Critical Accounting Estimates” within Item 7 of this Form 10-K for more detail of how our financial statements can be affected by accounting for revenue from contracts with customers.

A significant portion of our net sales are concentrated with a few customers. The loss of those customers would adversely affect our business, results of operations, and cash flows.

A loss of sales, whether due to decreased demand from the end markets we serve or from the loss of any significant customer in these markets, a decrease in the prices that we can realize from sales of our products to customers in these markets, or a loss, bankruptcy, or significant decrease in business from any of our major customers, could have a significant adverse effect on our profitability and cash flows. Our ten largest customers accounted for approximately 32%, 38%, and 36% of our net sales during 2019, 2018, and 2017, respectively, with our largest customer, a retail home improvement center, accounting for approximately 12% of our consolidated net sales during each of the years 2019, 2018 and 2017.

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

A portion of our business is dependent on laws and regulations pertaining to the cannabis industry, and this industry faces significant opposition that could adversely affect this portion of our business.

One of our businesses makes and sells greenhouses and botanical extraction and processing equipment which may be sold to companies that cultivate, process and sell cannabis products for recreational and medicinal use. This business is dependent on state laws and regulations pertaining to the cannabis industry that legalize and regulate cannabis use. While several states have legalized cannabis for medical or recreational purposes, it remains illegal under federal law. Even in those states in which cannabis use has been legalized, its use remains a violation of federal criminal law, which preempts state laws that legalize its use. Strict enforcement of federal law regarding cannabis would likely have an adverse impact on our customers, and correspondingly, may adversely impact our gross profit, net income and cash flows.

The cultivation, processing and distribution of cannabis in states where it has been legalized is subject to significant regulatory requirements. If our customers who purchase greenhouses and extraction and processing equipment are unable to obtain and maintain the licenses, permits, authorizations or accreditations required to comply with state and local regulations, we may experience adverse effects on our business and results of operations.

Our business that engages in the sale of greenhouses and botanical extraction equipment is dependent, in part, on increasing legalization and market acceptance of medical and recreational cannabis use. We cannot predict the future increase in state legalization or the future market potential of legalized cannabis use. Other well-established business sectors with powerful economic influence may take action that could adversely impact the cannabis market. The failure of further legalization or market acceptance, or the adverse action by competing well-established business sectors, may suppress our customers’ demand for our products and thereby reduce our gross profit and net income.

Our business is highly competitive and increased competition could reduce our gross profit, net income, and cash flow.
The principal markets that we serve are highly competitive. Competition is based primarily on product functionality, quality, price, raw material and inventory availability, and the ability to meet delivery schedules dictated by customers. We compete in our principal markets with companies of various sizes, some of which have greater financial and other resources than we do, and some of which have better established brand names in the markets we serve. Increased competition could force us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income, and cash flow and cause us to lose market share.

Our business and financial performance may be adversely affected by cybersecurity attacks, information systems interruptions, equipment failures, and technology integration.

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

Due to the evolving threat landscape, cyber-based attacks will continue and we may experience them going forward, potentially with more frequency. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber-attacks. However, given the unpredictability, sophistication and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of confidential or otherwise protected information, misappropriation of assets, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted, but under certain circumstances could materially and adversely affect our competitive position, results of operations and cash flows.

If the subcontractors and suppliers we rely upon do not perform to their contractual obligations, our revenues and cash flows would be adversely affected.

Several of our construction contracts with customers involve subcontracts with other companies that perform a portion of the services we provide to our customers. There is a risk that our subcontractors may not perform their contractual obligations, and therefore may cause disputes regarding the quality and timeliness of work performed by our subcontractors or customer concerns with the subcontractor. Any such disputes or concerns could materially and adversely impact our ability to perform our obligations as the prime contractor. Similarly, the failure by our suppliers to deliver raw materials, components or equipment parts according to schedule, or at all, may affect our ability to meet our customers' needs and may have an adverse effect upon our profitability. Failure of our raw materials or components to conform to our specification could also result in delays in our ability to timely deliver, and may have an adverse impact on our relationships with our customers, and our ability to fully realize the revenue expected from sales to those customers.

Our strategy depends on identification, management and successful business and system integration of future acquisitions.

Historically, we have grown through a combination of internal growth plus external expansion through acquisitions. We intend to continue to seek additional acquisition opportunities in accordance with our business strategy. However, we cannot provide any assurance that the following risks involved in completing acquisitions will not occur nor adversely impact our operations and financial results:

•	Failure to identify appropriate acquisition candidates, or, if we do, failure to successfully negotiate the terms of an acquisition;

•	Diversion of senior management’s attention from existing business activities;

•
Failure to integrate any acquisition into our operations successfully that may result in incurring unforeseen obligations, loss of key customers, suppliers, and employees of the acquired businesses, or loss of existing customers and suppliers;

•
Difficulties or delays in integrating and assimilating information and systems that may require significant unforeseen upgrades or replacement of our primary information technology systems across significant parts of our businesses and operations to successfully integrate acquisitions. The implementation of new information technology solutions could lead to interruptions of information flow internally and to our customers and suppliers while the implementation project is being completed. Any failure to integrate legacy systems of acquisitions or to implement new systems properly could negatively impact our operations and financial results.

•
Consummating a large acquisition could require us to raise additional funds through additional equity or debt financing, which could be dilutive to shareholder value, increase our interest expense and reduce our cash flows and available funds.

•	Adverse impact on overall profitability if the acquired business does not achieve the return on investment projected at the time of acquisition.

We depend on our senior management team and other key employees, and the unexpected loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior executive and divisional management teams. The unexpected loss of any of these individuals or our inability to attract and retain additional personnel could prevent us from successfully executing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel other than Frank G. Heard, our Vice Chairman of the Board.

We could incur substantial costs in order to comply with, or to address any violations of, environmental, health and safety laws.
Our operations and facilities are subject to a variety of stringent federal, state, local, and foreign laws and regulations relating to the protection of the environment and human health and safety. Compliance with these laws and regulations sometimes involves substantial operating costs and capital expenditures, and failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial costs and liabilities, such as fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations, including claims arising from the businesses and facilities that we have sold. For certain businesses we have divested, we have provided limited indemnifications for environmental contamination to the successor owners. We have also acquired and continue to acquire businesses and facilities to add to our operations. While we sometimes receive indemnification for pre-existing environmental contamination, the party providing the indemnification may not have sufficient resources to cover the cost of any required measures. Certain facilities of ours have been in operation for many years and we may be liable for remediation of any contamination at our current or former facilities; or at off-site locations where wastes have been sent for disposal, regardless of fault or whether we, our predecessors or others are responsible for such contamination. We have been responsible for remediation of contamination at some of our locations, and while such costs have not been material to date, the cost of remediation of any of these and any newly-discovered contamination cannot be quantified, and we cannot assure you that it will not materially affect our profits or cash flows. Changes in environmental laws, regulations or enforcement policies, including without limitation new or additional regulations affecting disposal of hazardous substances and waste, greenhouse gas emissions or use of fossil fuels, could have a material adverse effect on our business, financial condition, or results of operations.

Climate change and climate change legislation or regulations may adversely affect our business.

Legislative and regulatory changes in response to the potential effects of climate change may require additional costs and investment for compliance, including but not limited to, an increase in the cost of purchased energy and electricity. Physical effects of climate change, such as disruption in production and product distribution as a result of major storm events and shifts in regional weather patterns and intensities, may also significantly affect our operations and financial results.

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
Although the large majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in Canada, China and Japan, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 5% of our consolidated net sales during the year ended December 31, 2019. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, such as the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements. In addition, any local or global health issue or uncertain political climates, international hostilities, natural disasters, or any terrorist activities could adversely affect customer demand, our operations and our ability to source and deliver products and services to our customers.

Future terror attacks, war, natural disasters or other catastrophic events beyond our control could negatively impact our operations and financial results.
Terror attacks, war, or other civil disturbances, natural disasters, other catastrophic events or public health crises, such as the coronavirus, could lead to economic instability, decreased capacity to produce our products and decreased demand for our products. From time to time, terrorist attacks worldwide have caused instability in global financial markets. Concerns over global climate changes and environmental sustainability over time or a prolonged virus outbreak may influence the Company's strategic direction, supply chain, or delivery channels. Also, our facilities could be subject to damage from fires, floods, earthquakes or other natural or man-made disasters.  Such interruptions could have an adverse effect on our operations, cash flows and financial results.

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

In 2018, the United States imposed Section 232 tariffs on certain steel (25%) and aluminum (10%) products imported into the U.S. These tariffs have created volatility in the market and have increased the costs of these inputs. Increased costs for imported steel and aluminum products have led domestic sellers to respond with market-based increases to prices for such inputs as well. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased costs, shifting in competitive positions and a decreased available supply of steel and aluminum as well as additional imported components and inputs. We may not be able to pass price increases on to our customers and may not be able to secure adequate alternative sources of steel and aluminum on a timely basis. While retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, we cannot predict further developments. The tariffs could adversely affect the income from operations for some of our businesses and customer demand for some of our products which could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease our principal executive office and corporate headquarters in Buffalo, New York. The number, type, location and classification of the properties used by our operations by segment and corporate as of December 31, 2019, are as follows:

	Number and type of properties
	Plant	Distribution Center	Office	Total
Renewable Energy and Conservation	8	2	3	13
Residential Products	11	—	2	13
Industrial and Infrastructure Products	10	3	—	13
Corporate	—	—	2	2
Total	29	5	7	41

	Location of properties		Classification of properties
	Domestic	Foreign	Owned	Leased
Renewable Energy and Conservation	10	3	2	11
Residential Products	13	—	5	8
Industrial and Infrastructure Products	10	3	5	8
Corporate	2	—	—	2
Total	35	6	12	29
We believe that our properties are effectively utilized, well maintained, in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. In addition we believe that our properties are located to optimize customer service, market requirements, distribution capability and freight costs.

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

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROCK.”

As of February 27, 2020, there were 39 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of beneficial owners because of the number of shares that are held by banks, brokers, and other financial institutions.

The Company did not declare any cash dividends during the years ended December 31, 2019 and 2018. The Company intends to use cash generated by operations to reinvest in the businesses and to fund acquisitions. The Company's disclosure in Item 7 of this Annual Report on Form 10-K regarding Liquidity and Capital Resources and disclosures in Note 9 of the Company’s audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provide additional information regarding restrictions on potential dividends.

Performance Graph
The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2019. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2014 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is based on historical results and is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data
The selected historical consolidated financial data for each of the five years presented ended December 31 (in thousands, except per share data) are derived from the Company’s audited financial statements as reclassified for discontinued operations. The selected historical consolidated financial data should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in any future periods.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Net sales	$1,047,439	$1,002,372	$986,918	$1,007,981	$1,040,873
Intangible asset impairment	$—	$1,552	$247	$10,175	$4,863
Income from operations	$87,839	$93,968	$92,849	$73,488	$48,732
Interest expense	$2,205	$12,064	$14,032	$14,577	$15,003
Income before taxes	$84,763	$79,945	$77,908	$49,983	$37,100
Provision for income taxes	$19,672	$16,136	$14,943	$16,264	$13,624
Income from continuing operations	$65,091	$63,809	$62,965	$33,719	$23,476
Income from continuing operations per share – Basic	$2.01	$2.00	$1.98	$1.07	$0.75
Weighted average shares outstanding – Basic	32,389	31,979	31,701	31,536	31,233
Income from continuing operations per share – Diluted	$1.99	$1.96	$1.95	$1.05	$0.74
Weighted average shares outstanding – Diluted	32,722	32,534	32,250	32,069	31,545
Current assets	$437,102	$544,553	$462,764	$391,197	$351,422
Current liabilities	$229,197	$392,872	$171,033	$152,088	$185,395
Total assets	$984,450	$1,061,645	$991,385	$918,245	$889,772
Total debt	$—	$210,405	$210,021	$209,637	$209,282
Total shareholders’ equity	$673,964	$596,693	$531,719	$460,880	$410,086
Capital expenditures	$11,184	$12,457	$11,399	$10,779	$12,373
Depreciation	$12,678	$12,152	$12,929	$14,477	$17,869
Amortization	$7,271	$8,222	$8,761	$9,637	$12,679

As described in Note 1 "Summary of Significant Accounting Policies" in the footnotes to the Company's consolidated financial statements, the Company adopted ASU No. 2016-02 - Leases (Topic 842) effective January 1, 2019 using the modified retrospective method. As such, all prior period information has not been restated and continues to be reported under the accounting standard in effect for that period.

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

We omitted discussion of results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 where it would be redundant to the discussion previously included in Part II, Item 7, Results of Operations, in our Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on February 27, 2019.

We use certain operating performance measures, specifically consolidated gross margin, operating margin by segment and consolidated operating margin, to manage our businesses, set operational goals, and establish performance targets for incentive compensation for our employees. We define consolidated gross margin as a percentage of total consolidated gross profit to total consolidated net sales. We define operating margin by segment as a percentage of total income from operations by segment to total net sales by segment and consolidated operating margin as a percentage of total consolidated income from operations to total consolidated net sales. We believe gross margin and operating margin may be useful to investors in evaluating the profitability of our segments and Company on a consolidated basis.
Company Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the renewable energy, conservation, residential, industrial and infrastructure markets. Gibraltar’s mission is to create compounding and sustainable value with strong leadership positions in higher growth, profitable end markets. At the beginning of 2019, after four years of steady improvement in operational execution and financial results under the leadership of Frank Heard, the Company announced the appointment of Bill Bosway as Chief Executive Officer, with Frank Heard vacating the CEO role and being appointed Executive Vice Chair of the Board through his planned retirement in March 2020. Under Bill’s leadership, management completed a thorough evaluation of the markets the Company participates in, as well as its position in each market. This work solidified the Company’s strategy and defined plans to accelerate growth and further improve the Company’s margin profile, both through organic and inorganic investment. It has also helped focus and prioritize the Company's key investments such that it deliver increasing returns and sustainable value for its shareholders.
Over the past twelve months, the Company migrated from a Four-Pillar strategy to a Three-Pillar strategy with the operating foundation focused on three core tenets: Business Systems, Portfolio Management, and Organizational Development.

1.
Business Systems, which combines two of the Company's previous strategic pillars - operational excellence and product innovation - is supported by an execution review of the Company's monthly business performance, implementation of key investments, IT operating and digital systems performance, and new product and services innovation.

2.
Portfolio Management, which combines the two other previous strategic pillars - acquisitions and portfolio management - is focused on optimizing the Company’s business portfolio and ensuring our human and financial capital are invested to provide sustainable, profitable growth while expanding our relevance with customers and shaping our markets. The recent acquisitions of Apeks Supercritical, LLC ("Apeks") in August 2019, Thermo Energy Systems ("Thermo) in January 2020, and Delta Separations (“Delta”) in February 2020 were the direct result of our portfolio management strategy.

3.
Organizational Development is the third pillar of our strategy. In order to execute Business Systems and Portfolio Management, the Company must have a strong organization to execute, and the organization must continuously develop and improve. The Company aspires to make our place of work the "Best Place to Work", where we focus on creating the best development and learning environment for our people, proactively operate businesses that solve global challenges, and engage and support the communities we are present in. We believe doing so helps us attract and retain the best people so we can execute our business plans.

In addition to migrating from a Four-Pillar strategy to a Three-Pillar strategy over the past twelve months, the Company:

•	Implemented new management tools to complement our core 80/20 toolkit and drive improvements in our operating margins;

•
Increased the percentage of our sales that are direct to end customer, allowing us to have a more meaningful connection with our end customer, providing the opportunity to better understand the challenges our customers face, and developing solutions to these challenges; and

•	Continued to shift the focus of our portfolio to take advantage of rising tides in the renewable energy and conservation markets.
The Company serves customers primarily in North America including renewable energy (solar) developers, institutional and commercial growers of food and plants, home improvement retailers, wholesalers, distributors, and contractors. As of December 31, 2019, we operated 41 facilities in 18 states, Canada, China and Japan which includes 29 manufacturing facilities and five distribution centers. Our operational infrastructure provides the necessary scale to support local, regional, and national customers in each of our markets.
The Company operates and reports its results in the following three reporting segments:

•	Renewable Energy and Conservation;

•	Residential Products; and

•	Industrial and Infrastructure Products.
The end markets our businesses serve are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, commodity costs, demand for residential construction, demand for repair and remodeling, governmental policies and funding, tax policies and incentives, tariffs, trade policies, the level of non-residential construction and infrastructure projects, the need for protection of high value assets, demand for renewable energy sources, and climate change. We believe the key elements of our strategy will allow us to respond timely to these factors.
We believe the key elements of our strategy have, and will continue to enable us, to respond timely to changes in the end markets we serve. We have and expect to continue to examine the need for restructuring of our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. We believe our enhanced strategy enabled us to better react to volatility in commodity costs and fluctuations in customer demand, along with helping to improve margins. We have used the improved cash flows generated by these initiatives to pay down debt, improve our liquidity position, and invest in growth initiatives. Overall, we continue to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns.

Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2019		2018
Net sales	$1,047,439	100.0%	$1,002,372	100.0%
Cost of sales	802,548	76.6%	760,012	75.8%
Gross profit	244,891	23.4%	242,360	24.2%
Selling, general, and administrative expense	157,052	15.0%	146,840	14.6%
Intangible asset impairment	—	—%	1,552	0.2%
Income from operations	87,839	8.4%	93,968	9.4%
Interest expense	2,205	0.2%	12,064	1.2%
Other expense	871	0.1%	1,959	0.2%
Income before taxes	84,763	8.1%	79,945	8.0%
Provision for income taxes	19,672	1.9%	16,136	1.6%
Net income	$65,091	6.2%	$63,809	6.4%
The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

	2019	2018	Total Change
Net sales:
Renewable Energy and Conservation	$373,023	$317,253	$55,770
Residential Products	461,630	463,216	(1,586)
Industrial and Infrastructure Products	213,805	223,006	(9,201)
Less Inter-Segment Sales	(1,019)	(1,103)	84
Net Industrial and Infrastructure Products	212,786	221,903	(9,117)
Consolidated	$1,047,439	$1,002,372	$45,067

Consolidated net sales increased by $45.1 million, or 4.5%, for 2019 compared to 2018. The increase was primarily the result of a 1.9% increase in pricing to customers, along with $17.4 million of incremental sales generated from both the current year acquisition of Apeks and the 2018 acquisition of SolarBOS, and a 1.0% increase in volume. Strong organic growth in our Renewable Energy and Conservation segment more than offset the volume declines in both our Residential Product and Industrial and Infrastructure Products segments.
Net sales in our Renewable Energy and Conservation segment increased 17.6%, or $55.8 million, to $373.0 million in 2019 compared to $317.3 million in 2018. The increase in revenue was driven by strong organic growth resulting from our continued efforts to be more relevant to our customers as evidenced by our 51% improvement in backlog year over year in our conservation and renewable energy business. Additionally, incremental sales of $17.4 million attributable to the current year acquisition of Apeks and the 2018 acquisition of SolarBOS contributed to the increase.

Net sales in our Residential Products segment decreased 0.3%, or $1.6 million, to $461.6 million in 2019 compared to $463.2 million in 2018. The decrease from the prior year was primarily due to lower demand for our building products largely offset by increases in pricing to customers.
Net sales in our Industrial and Infrastructure Products segment decreased 4.1%, or $9.1 million, to $212.8 million in 2019 compared to $221.9 million in 2018. Increased volume in the Infrastructure business was more than offset by lower revenues in our Industrial businesses. Demand for our core Industrial products declined as customers optimized their inventory in a declining steel price environment over the year.

Our consolidated gross margin decreased to 23.4% for 2019 compared to 24.2% for 2018. This decrease was largely the result of incremental costs of $7.5 million incurred during the year for field improvements for our solar tracker solution which we believe have been substantially completed as of year end. In addition, we terminated a multi-employer pension plan in our Industrial business resulting in an exit cost of $3.2 million.
Selling, general, and administrative ("SG&A") expenses increased by $10.2 million, or 7.0%, to $157.1 million for 2019 from $146.8 million for 2018. The $10.2 million increase was largely due to $5.1 million of incremental SG&A expenses recorded year over year for our recent acquisitions, along with a $3.3 million increase in exit activity costs related to our simplification initiatives. SG&A expenses as a percentage of net sales increased to 15.0% for 2019 compared to 14.6% for 2018.
The Company did not recognize any intangible asset impairment charges in 2019. During 2018, the $1.6 million impairment charges recognized were the result of a reduction in fair values of indefinite-lived trademarks for our international businesses in our Renewable Energy and Conservation segment along with charges resulting from a realignment of businesses within this segment.

The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

	2019		2018		Total Change
Income from operations:
Renewable Energy and Conservation	$47,558	12.7%	$37,423	11.8%	$10,135
Residential Products	63,047	13.7%	69,838	15.1%	(6,791)
Industrial and Infrastructure Products	13,455	6.3%	15,336	6.9%	(1,881)
Unallocated Corporate Expenses	(36,221)	(3.5)%	(28,629)	(2.9)%	(7,592)
Consolidated income from operations	$87,839	8.4%	$93,968	9.4%	$(6,129)

The Renewable Energy and Conservation segment generated an operating margin of 12.7% in 2019 compared to 11.8% in 2018. The improvement in margin resulted from the benefits of volume leverage, favorable alignment of material costs to customer selling prices and higher margin product mix, largely offset by the additional costs related to the field improvements for our solar tracker solution, of $7.5 million, for which have been substantially completed as of year end.

Our Residential Products segment operating margin decreased to 13.7% in 2019 compared to 15.1% in 2018. The decrease in operating margin was due to increased exit activity costs, an unfavorable alignment of material costs to customer selling prices and unfavorable product mix, partially offset by benefits from 80/20 simplification initiatives. Exit activity costs largely relate to severance, contract termination and moving costs associated with a plant closure during the year.
Our Industrial and Infrastructure Products segment operating margin decreased to 6.3% in 2019 compared to 6.9% in 2018. The decrease in operating margin year over year was the result of volume leverage and a termination payment of $3.2 million to exit the Industrial business's multiemployer pension plan, largely offset by operational efficiencies resulting from the Company’s 80/20 initiatives and higher margin product mix.
Unallocated corporate expenses increased $7.6 million, or 26.5%, for 2019 from $28.6 million for 2018 to $36.2 million for 2019. The higher expenses in the current year were primarily the result of a $2.9 million increase in performance-based compensation expenses, which includes senior leadership transition costs, along with higher costs for other restructuring initiatives as compared to the prior year.
The Company recorded other expense of $0.9 million in 2019 and $2.0 million in 2018, respectively. The decrease in other expense was due to the $3.1 million reversal in the prior year of an indemnification asset resulting from the lapse in the statute of limitations of an uncertain tax position related to an acquisition, partially offset by foreign currency fluctuations.

Interest expense decreased $9.9 million to $2.2 million for 2019 from $12.1 million for 2018. The decrease in expense resulted from the redemption of the Company's outstanding 6.25% Senior Subordinated Notes during the first quarter of 2019. During 2019 and 2018, no amounts were outstanding under our revolving credit facility.
We recognized a provision for income taxes of $19.7 million, an effective tax rate of 23.2%, for 2019 compared with a provision for income taxes of $16.1 million, an effective tax rate of 20.2%, for 2018. The difference between the Company's recorded charge for 2019 and the expense that would result from applying the U.S. statutory rate of 21% is primarily due to state taxes and nondeductible permanent differences partially offset by favorable discrete items. The difference between the Company's recorded charge for 2018 and the expense that would result from applying the U.S. statutory rate of 21% is primarily due to net favorable discrete items and a benefit from the 2018 reversal of an uncertain tax position related to an acquisition as a result of the lapse of the statute of limitations.

Outlook

For 2020, we begin the year with confidence in the end markets we serve across our businesses but are cautious about the general economy, trade actions, and continued volatility in material costs. Our plan is to accelerate innovative product development, continue to drive 80/20 across our businesses and processes, and seek acquisitions in attractive end markets. At the end of the year, we expect to deliver increased profits and make excellent progress in strengthening our robust platforms for sustainable organic growth.

The Company is providing its guidance for revenues and earnings for the full year 2020. Gibraltar expects 2020 consolidated revenues to be in the range of $1.21 billion and $1.23 billion, up from $1.0 billion for 2019. GAAP EPS for full year 2020 is expected to be between $2.58 and $2.75, compared with $1.99 in 2019.

Liquidity and Capital Resources

Our principal capital requirements are to fund our operations' working capital and capital improvements and to provide capital for acquisitions. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. The following table sets forth our liquidity position as of:

(in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$191,363	$297,006
Availability on revolving credit facility	393,991	290,761
	$585,354	$587,767

Cash and cash equivalents as of December 31, 2019 decreased by $105.6 million from December 31, 2018 primarily as a result of utilizing excess cash on hand to repay $210 million of the Company’s 6.25% Senior Subordinated Bonds (“6.25% Notes”) on February 1, 2019, partially offset by cash generated from operations, as noted below in "Cash Flows".

Availability on our revolving credit facility at December 31, 2019 increased from December 31, 2018, as we entered into the Company's Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") on January 24, 2019, which includes a 5-year, $400 million revolving credit facility compared to a $300 million revolving credit facility under our then existing Fifth Amended and Restated Credit Agreement.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2019, our foreign subsidiaries held $30.0 million of cash in U.S. dollars, of which $13.3 million is available to be repatriated to the U.S., net of $0.7 million of withholding tax. Subsequent cash generated by our foreign subsidiaries will be reinvested into their operations.

We believe that our low leverage and increased borrowing capacity, along with enhanced flexibility in our Senior Credit Agreement, provide us with ample liquidity. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and simplification initiatives.

Over the long-term, we expect that future investments, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. All potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, with the goal of creating compounding and sustainable shareholder value.

These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or not available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows

The following table sets forth selected cash flow data for the years ended December 31 (in thousands):

	2019	2018
Cash provided by (used in):
Operating activities of continuing operations	$129,935	$97,545
Investing activities of continuing operations	(19,673)	(14,549)
Financing activities of continuing operations	(217,050)	(6,180)
Effect of exchange rate changes	1,145	(2,090)
Net (decrease) increase in cash and cash equivalents	$(105,643)	$74,726
Operating Activities
Net cash provided by operating activities for 2019 of $129.9 million consisted of net income of $65.1 million, non-cash net charges totaling $41.5 million, which include depreciation, amortization, stock compensation, and other non-cash charges, and a decrease in working capital and other net assets of $23.3 million. The decrease in net working capital and other net assets was largely the result of planned inventory management reduction initiatives along with more favorable timing of customer payments on contracts, partially offset by an increase in accounts receivable resulting from increased sales volume in our Renewable Energy and Conservation segment.

Net cash provided by operating activities in 2018 of $97.6 million consisted of net income of $63.8 million plus $38.5 million of non-cash net charges which include depreciation, amortization, stock compensation, and other non-cash charges, partially offset by a net investment in working capital of $4.7 million, primarily the result of increased inventory volumes to hedge against supply shortages due to tariffs.
Investing Activities
Net cash used in investing activities for 2019 of $19.7 million consisted of capital expenditures of $11.2 million and net cash paid for the acquisition of Apeks LLC of $8.6 million, partially offset by net proceeds of $0.1 million from the sale of property and equipment.
Net cash used in investing activities for 2018 of $14.5 million consisted of capital expenditures of $12.5 million and net cash paid for the acquisition of SolarBOS of $5.2 million, partially offset by net proceeds of $3.2 million from the sale and leaseback of property and equipment.
Financing Activities
Net cash used in financing activities for 2019 of $217.1 million was primarily driven by the $212.0 million repayment of our 6.25% Notes and other debt, as well as the $4.3 million purchase of treasury stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans, and the $1.2 million payment of debt issuance costs, all which were slightly offset by $0.5 million in net proceeds from stock option exercises.
Net cash used in financing activities for 2018 of $6.2 million consisted of the purchase of treasury stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans of $7.2 million primarily due to a large number of performance awards that vested in June 2018, and payment of long-term debt borrowings of $0.4 million, partially offset by the proceeds received from the issuance of common stock of $1.4 million due to stock option exercises.

See Note 9 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information on the Company’s Senior Credit Agreement.
Off Balance Sheet Arrangements
As of December 31, 2019, the Company did not have any off balance sheet arrangements that had or were reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
The following table summarizes by category our Company’s expected future cash outflows associated with contractual obligations in effect at December 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	31,319	9,700	14,064	6,749	806
Pension & other post-retirement payments	4,760	500	1,355	921	1,984
Management stock purchase plan (1)	21,350	14,816	5,410	910	214
Purchase obligations (2)	119,518	117,599	1,919	—	—
Total	$176,947	$142,615	$22,748	$8,580	$3,004

(1)    Includes amounts due to retired participants of the Management Stock Purchase Plan (MSPP). Excludes the future payments due to active participants of the MSPP who have not notified the Company of their intended retirement date, which represents a liability of $7.0 million as of December 31, 2019. The less than one year period includes lump sum distributions for certain participants.The timing of future payments to active participants cannot be accurately estimated as we are uncertain of when active participants’ service to the Company will terminate. Our policy does not recognize the contractual obligation until the participant has officially retired.

(2)    The purchase obligations are primarily comprised of purchase orders issued in the normal course of business for inventory, minimum quantities of certain raw materials, and expenditures related to capital projects in progress.
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
Our most critical accounting estimates that require the most difficult, subjective and complex judgments include:

•	revenue recognition on contracts; and

•	the assessment of recoverability of goodwill and other indefinite-lived intangible assets.

Management reviews these estimates on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Revenue Recognition on Contracts
The vast majority of our sales contracts are for standard products with revenue recognized at the point in time we transfer control to the customer. The point in time we transfer control is based on when we determine the customer has legal title, significant risks and rewards of ownership of the asset, and we have a present right to payment for the product. However, revenue representing 35%, 32% and 28% of our 2019, 2018 and 2017 consolidated net sales, respectively, was recognized over time under the cost-to-cost method as we satisfied our performance obligations. This method of revenue recognition pertains to activities within the Renewable Energy and Conservation and the Industrial and Infrastructure Products segments.

Revenue recognized on contracts over time using the cost-to-cost method for measuring progress is recognized as work progresses toward completion based on the ratio of cumulative costs incurred to date to estimated total contract costs at completion. Revenues are recognized proportionally as costs are incurred under this method. Estimates of the total costs at completion for the performance obligations involve subjective judgment and estimation to determine total costs expected to be incurred by the time the performance obligation has been completed and accepted by the customer. The estimates of total costs to be incurred at completion of each contract are sensitive to significant judgments and assumptions, such as the expected costs to complete installation, which are affected by customer site-specific conditions as well as availability and cost of third-party contractors to complete the installation process. These estimates, judgments and assumptions impact the timing and amount of net sales and cost of sales recognized on in-progress performance obligations with customers. We continuously review our estimates and the progress and performance of the performance obligation for substantially all contracts that we recognize revenue over time under the cost-to-cost method. Any adjustments or changes in these estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. A significant change in an estimate on one or more contracts could have a material effect on our results of operations.
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
Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing
Our goodwill and indefinite-lived intangible asset balances of $329.7 million and $45.8 million, respectively, which in aggregate represent 43% of total assets as of December 31, 2019, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.
We test goodwill for impairment at the reporting unit level. We identify our reporting units by assessing whether the components of our Company constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We have ten reporting units, nine of which have goodwill.
During interim periods, we evaluate the potential for goodwill impairment using a qualitative assessment by considering factors such as, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. During the interim periods of 2019, we concluded that no indicators of impairment existed at interim dates and did not perform any quantitative interim impairment tests related to goodwill and indefinite-lived intangible assets.

The Company conducts its annual impairment test on all ten reporting units as of October 31, during which we test goodwill and other indefinite-lived intangible assets for impairment. On an annual basis, the quantitative goodwill impairment test consists of comparing the fair value of a reporting unit, as determined using the two valuation methodologies described below, with the carrying amount of the reporting unit including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit.

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

As a result of our quantitative testing, none of the reporting units with goodwill as of our testing date had carrying values in excess of their fair values, nor were any of the reporting units "at-risk" of impairment. The Company quantitatively defines "at risk" as a percentage of the excess of the reporting unit's fair value over its carrying amount that is less than 10%. An "at risk" reporting unit qualitatively represents a reporting unit with a higher degree of uncertainty of the reporting unit's ability to meet its forecasted cash flows based upon revenue growth rate and operating margin assumptions relied upon in the estimation of its fair value. There were no impairment charges against goodwill recorded during the years ended December 31, 2019, 2018 and 2017.

The fair value of each reporting unit is determined using a weighted average of the fair values calculated under two valuation techniques: an income approach and a market approach.
The income approach included a discounted cash flow model relying on significant assumptions consisting of revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted average cost of capital ("WACC") used to discount future cash flows. Internal forecasts of revenue growth, operating margins, capital expenditures and working capital needs of each reporting unit over the next five years were developed with consideration of macroeconomic factors, historical performance, and planned activities. We made a terminal value assumption that cash flows would grow 3.0% each year subsequent to 2024 based on our approximation of gross domestic product growth. To determine the WACC, we used a standard valuation method, the capital asset pricing model, based on readily available and current market data of peer companies considered market participants. Acknowledging the varying degrees of risk inherent in each reporting units’ ability to achieve long-term forecasted cash flows in applying the income approach, we applied a reporting unit-specific risk premium to the WACC of each reporting unit, the extent of which was determined based upon each reporting unit’s past operating performance and their relative ability to achieve the forecasted cash flows. The income approach is weighted at 67% when arriving at our concluded estimate of the fair value of each reporting unit, as this technique uses a long-term approach that considers the expected operating profit of each reporting unit during periods where macroeconomic indicators are nearer historical averages. This weighting approach is consistent with prior years.

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
The assumptions used to determine the fair value of our indefinite-lived intangible assets are consistent with the assumptions employed in the determination of the fair values of our reporting units. An impairment loss would be recognized for the carrying amount in excess of its fair value. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method. In 2019, the Company did not recognize any impairment charges on our indefinite-lived intangible assets. During 2018 and 2017, the Company recognized $1.2 million and $0.2 million, respectively, of impairment charges on our indefinite-lived intangible assets.
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

We rely on major suppliers for our supply of raw materials. During 2019, we purchased our raw materials from domestic and foreign suppliers in an effort to purchase the lowest cost, high quality material possible while maintaining acceptable service levels.

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on our 2019 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative products, which could impact our ability to pass commodity costs to our customers.

Interest Rate Risk
To manage interest rate risk, the Company uses both fixed and variable interest rate debt. As of December 31, 2019, the Company had no fixed or variable rate debt outstanding. We limited our exposure to interest rate risk by repaying all of the Company's variable rate and fixed rate debt. However, the Company will continue to monitor changes in its debt levels and access to capital ensuring interest rate risk is appropriately managed.
At December 31, 2019, our available variable rate debt consisted primarily of the revolving credit facility under the Company's Sixth Amended and Restated Credit Agreement. No amounts were outstanding on the revolving credit facility as of December 31, 2019. Borrowings under the revolving credit facility bore interest at a variable interest rate based upon the LIBOR plus an additional margin. A hypothetical 1% increase or decrease in interest rates would have changed the 2019 interest expense by less than $0.1 million.
Foreign Exchange Risk
The Company has foreign exchange risk due to our international operations, primarily in Canada and Asia, and through sales to and purchases from foreign customers and vendors. Changes in the values of currencies of foreign countries affect our financial position and cash flows when translated into U.S. dollars. The Company principally manages its exposures to many of these foreign exchange rate risks solely through management of its core business activities. We cannot accurately calculate the pre-tax impact that a one percent change in the exchange rates of foreign currencies would have on our 2019 operating results as the changes in exchange rates would impact the cost of materials, the U.S. dollar revenue equivalents, and potentially the prices offered to our overseas customers.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gibraltar Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018. As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of ASU No. 2016-02, Leases (Topic 842), and the amendments in ASU 2018-11, effective January 1, 2019.

Basis for Opinion

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition on Contracts
Description of the Matter
During the year ended December 31, 2019, the amount of revenue recognized over time was $371.1 million. As discussed in Note 1 to the consolidated financial statements, the Company’s revenue on contracts is accounted for based on the cost-to-cost input measure of progress, whereby the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.
Auditing management’s estimates to complete for certain components is especially subjective due to significant judgment required in estimating the remaining costs to complete. Factors inherent in the estimation process include direct labor hours, direct material costs, and other direct costs. Due to uncertainties attributed to such factors, a significant change in an estimate on one or more contracts could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and valuation of the Company’s review of estimated costs to complete, including the determination of the underlying significant assumptions and the completeness and accuracy of the open contracts reviewed. For example, we tested controls over management’s quarterly review of the cost estimates, monthly review of open contracts and completed contracts, and review over the cost estimates used to develop initial cost estimates on projects.
To test the amount of revenue recognized from contracts, our audit procedures included, among others, assessing whether the performance obligations identified were appropriately recognized on an over time basis through inspection of the contract and inquiry from program management regarding the nature and scope of work and testing the completeness and accuracy of the data underlying the determination of the amount of revenue recognized in the current period. To assess the over time revenue recognition, we tested that the actual costs incurred on the project are complete and accurate through agreement to supporting evidence. Our testing of the assumptions included a combination of inquiries of the program management and financial personnel, inspection of evidence to support future estimated costs, performance of an analysis of actual gross margin on completed contracts compared to prior estimates, evaluation of subsequent year-end expenses incurred on projects, and assessment of the historical accuracy of management’s estimates by analyzing changes in project gross margins during project lifecycles and determining if those changes were driven by cost factors that should have been known or could have been reasonably estimated at project inception.

Valuation of Goodwill
Description of the Matter
At December 31, 2019, the Company’s goodwill was $329.7 million. As discussed in Notes 1 and 7 of the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company may elect to perform a qualitative assessment or a quantitative test for impairment. In its quantitative tests the Company used the discounted cash flow method to estimate the fair value of its reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates and the weighted-average cost of capital. If the carrying value of the reporting unit exceeds its fair value, goodwill impairment is measured as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
Auditing management’s annual goodwill impairment test was especially subjective due to the significant estimation required to determine the fair value of certain reporting units tested using the quantitative assessment. The fair value estimates for certain reporting units were sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows, such as changes in the weighted average cost of capital, revenue growth rate, operating margin, working capital and terminal value, which are affected by expectations about future market or economic conditions, particularly those in the U.S. highway and bridge repair and construction markets that impact those reporting units.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Company’s reporting units that applied a quantitative assessment, we performed audit procedures with the assistance of our valuation professionals that included, among others, assessing the methodology used and testing the significant assumptions discussed above and the underlying data used in the impairment analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, customer base or product mix and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the aggregate fair value of the reporting units that would result from changes in the assumptions. We considered the relationship between the fair value of the Company’s reporting units to the market capitalization of the Company as of the annual impairment testing date.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2005.
Buffalo, New York
February 28, 2020

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net sales	$1,047,439	$1,002,372	$986,918
Cost of sales	802,548	760,012	750,374
Gross profit	244,891	242,360	236,544
Selling, general, and administrative expense	157,052	146,840	143,448
Intangible asset impairment	—	1,552	247
Income from operations	87,839	93,968	92,849
Interest expense, net	2,205	12,064	14,032
Other expense	871	1,959	909
Income before taxes	84,763	79,945	77,908
Provision for income taxes	19,672	16,136	14,943
Income from continuing operations	65,091	63,809	62,965
Discontinued operations:
Loss before taxes	—	—	(644)
Benefit of income taxes	—	—	(239)
Loss from discontinued operations	—	—	(405)
Net income	$65,091	$63,809	$62,560
Net earnings per share – Basic:
Income from continuing operations	$2.01	$2.00	$1.98
Loss from discontinued operations	—	—	(0.01)
Net income	$2.01	$2.00	$1.97
Weighted average shares outstanding – Basic	32,389	31,979	31,701
Net earnings per share – Diluted:
Income from continuing operations	$1.99	$1.96	$1.95
Loss from discontinued operations	—	—	(0.01)
Net income	$1.99	$1.96	$1.94
Weighted average shares outstanding – Diluted	32,722	32,534	32,250

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$65,091	$63,809	$62,560
Other comprehensive income (loss):
Foreign currency translation adjustment	1,766	(3,241)	3,150
Cumulative effect of accounting change	—	(350)	—
Adjustment to pension and post-retirement benefit liability, net of tax	77	723	205
Other comprehensive income (loss)	1,843	(2,868)	3,355
Total comprehensive income	$66,934	$60,941	$65,915

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$191,363	$297,006
Accounts receivable, net	147,515	140,283
Inventories	78,476	98,913
Prepaid expenses and other current assets	19,748	8,351
Total current assets	437,102	544,553
Property, plant, and equipment, net	95,409	95,830
Operating lease assets	27,662	—
Goodwill	329,705	323,671
Acquired intangibles	92,592	96,375
Other assets	1,980	1,216
	$984,450	$1,061,645
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,136	$79,136
Accrued expenses	98,463	87,074
Billings in excess of cost	47,598	17,857
Current maturities of long-term debt	—	208,805
Total current liabilities	229,197	392,872
Long-term debt	—	1,600
Deferred income taxes	40,334	36,530
Non-current operating lease liabilities	19,669	—
Other non-current liabilities	21,286	33,950
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 33,192 and 32,887 shares issued in 2019 and 2018	332	329
Additional paid-in capital	295,582	282,525
Retained earnings	405,668	338,995
Accumulated other comprehensive loss	(5,391)	(7,234)
Cost of 906 and 796 common shares held in treasury in 2019 and 2018	(22,227)	(17,922)
Total shareholders’ equity	673,964	596,693
	$984,450	$1,061,645

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income	$65,091	$63,809	$62,560
Loss from discontinued operations	—	—	(405)
Income from continuing operations	65,091	63,809	62,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,949	20,374	21,690
Intangible asset impairment	—	1,552	247
Stock compensation expense	12,570	9,189	7,122
Exit activity costs (recoveries), non-cash	408	1,344	(1,877)
Provision for (benefit of) deferred income taxes	3,303	4,781	(7,105)
Other, net	5,296	1,243	1,995
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(9,418)	9,737	(21,806)
Inventories	23,105	(16,951)	870
Other current assets and other assets	(9,118)	(22)	(2,629)
Accounts payable	2,571	(4,828)	11,332
Accrued expenses and other non-current liabilities	16,178	7,317	(2,734)
Net cash provided by operating activities	129,935	97,545	70,070
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(11,184)	(12,457)	(11,399)
Acquisitions, net of cash acquired	(8,595)	(5,241)	(18,494)
Net proceeds from sale of property and equipment	106	3,149	13,096
Net cash used in investing activities	(19,673)	(14,549)	(16,797)
Cash Flows from Financing Activities
Long-term debt payments	(212,000)	(400)	(400)
Payment of debt issuance costs	(1,235)	—	—
Purchase of treasury stock at market prices	(4,305)	(7,165)	(2,872)
Net proceeds from issuance of common stock	490	1,385	674
Net cash used in financing activities	(217,050)	(6,180)	(2,598)
Effect of exchange rate changes on cash	1,145	(2,090)	1,428
Net (decrease) increase in cash and cash equivalents	(105,643)	74,726	52,103
Cash and cash equivalents at beginning of year	297,006	222,280	170,177
Cash and cash equivalents at end of year	$191,363	$297,006	$222,280

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	32,085	$320	$264,418	$211,748	$(7,721)	530	$(7,885)	$460,880
Net income	—	—	—	62,560	—	—	—	62,560
Foreign currency translation adjustment	—	—	—	—	3,150	—	—	3,150
Minimum pension and post retirement benefit plan adjustments, net of taxes of $110	—	—	—	—	205	—	—	205
Stock compensation expense	—	—	7,122	—	—	—	—	7,122
Cumulative effect of accounting change	—	—	(254)	254	—	—	—	—
Net settlement of restricted stock units	203	3	(3)	—	—	85	(2,872)	(2,872)
Issuance of restricted stock	2	—	—	—	—	—	—	—
Stock options exercised	42	—	674	—	—	—	—	674
Balance at December 31, 2017	32,332	$323	$271,957	$274,562	$(4,366)	615	$(10,757)	$531,719
Net income	—	—	—	63,809	—	—	—	63,809
Foreign currency translation adjustment	—	—	—	—	(3,241)	—	—	(3,241)
Minimum pension and post retirement benefit plan adjustments, net of taxes of $225	—	—	—	—	723	—	—	723
Stock compensation expense	—	—	9,189	—	—	—	—	9,189
Cumulative effect of accounting change	—	—	—	624	(350)	—	—	274
Net settlement of restricted stock units	460	5	(5)	—	—	181	(7,165)	(7,165)
Issuance of restricted stock	7	—	—	—	—	—	—	—
Stock options exercised	88	1	1,384	—	—	—	—	1,385
Balance at December 31, 2018	32,887	$329	$282,525	$338,995	$(7,234)	796	$(17,922)	$596,693
Net income	—	—	—	65,091	—	—	—	65,091
Foreign currency translation adjustment	—	—	—	—	1,766	—	—	1,766
Minimum pension and post retirement benefit plan adjustments, net of taxes of $24	—	—	—	—	77	—	—	77
Stock compensation expense	—	—	12,570	—	—	—	—	12,570
Cumulative effect of accounting change (see Note 1)	—	—	—	1,582	—	—	—	1,582
Net settlement of restricted stock units	255	3	(3)	—	—	110	(4,305)	(4,305)
Issuance of restricted stock	8	—	—	—	—	—	—	—
Stock options exercised	42	—	490	—	—	—	—	490
Balance at December 31, 2019	33,192	$332	$295,582	$405,668	$(5,391)	906	$(22,227)	$673,964

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

Performance obligations satisfied over time and significant judgments

For a contract to construct an asset that the customer controls as it is being created or enhanced, or a promise to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment, the Company recognizes revenue over time. For the contracts to construct a certain asset, the Company determines that the customer controls the asset while it is being constructed. For the contracts for products that have no alternative use and for which the Company has an enforceable right to payment, the Company identifies these products as products that are not a standard inventory item or the Company cannot readily direct the product to another customer for use without incurring a significant economic loss, or significant costs to rework the product.

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

Contract assets and contract liabilities

Costs in excess of billings includes unbilled amounts resulting from revenues under contracts with customers that are satisfied over time and when the cost-to-cost measurement method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts do not exceed their net realizable value. Costs in excess of billings are classified as current assets and are reported net of contract billings on a contract-by-contract basis at the end of each reporting period.

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

Costs to obtain a contract with a customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. If the amortization period of the asset is one year or less, the Company recognizes the incremental costs of obtaining a contract as an expense when incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

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

The following table summarizes activity recorded within the allowance for doubtful accounts balances for the years ended December 31 (in thousands):

	2019	2018	2017
Beginning balance	$6,960	$6,434	$5,272
Bad debt expense	2,862	1,150	1,253
Accounts written off and other adjustments	(3,492)	(624)	(91)
Ending balance	$6,330	$6,960	$6,434

Concentrations of credit risk in accounts receivable are limited to those from significant customers that are believed to be financially sound. As of December 31, 2019 and 2018, the Company's most significant customer is a home improvement retailer. The home improvement retailer purchases from the Residential Products and the Renewable Energy and Conservation segments. Accounts receivable as a percentage of consolidated accounts receivable from the home improvement retailer was 13% and 14% as of December 31, 2019 and 2018, respectively.

Net sales as a percentage of consolidated net sales to the home improvement retailer were 12% in each of the years ended December 31, 2019, 2018 and 2017, with the majority of those sales within the Company's Residential Products segment.

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

The table below sets forth the depreciation expense recognized during the years ended December 31 (in thousands):

	2019	2018	2017
Depreciation expense	$12,678	$12,152	$12,929

Acquisition related assets and liabilities
Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most complex estimations of individual fair values are those involving long-lived assets, such as property, plant, and equipment and intangible assets. The Company uses all available information to make these fair value determinations and engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.

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

Impairment of long-lived assets
Long-lived assets, including acquired identifiable intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. In specific situations, when the Company has selected individual assets to be sold or scrapped, the Company obtains market value data for those specific assets and measures and records the impairment loss based on such data. Otherwise, the Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. While the Company did not recognize any impairment charges related to intangible assets and other long-lived assets during the year ended December 31, 2019, impairment charges related to intangible assets and other long-lived assets were recognized during the years ended December 31, 2018 and 2017. Several of these impairment charges related to exit activities during the years ended December 31, 2018 and 2017, as described in Note 14 of the consolidated financial statements.

Leases
The Company determines if an agreement is, or contains, a lease at the inception of the agreement. Effective January 1, 2019, upon the adoption of ASC 842 - Leases, at lease commencement, the Company recognizes a right-of-use asset and a lease liability for leases with terms greater than twelve months. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on the Company's consolidated balance sheet. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company combines lease and non-lease components, such as common area maintenance costs, in calculating the related asset and lease liabilities for all underlying asset groups. Operating lease cost is included in income from operations and includes short-term leases and variable lease costs which are immaterial.

Deferred charges
Deferred charges associated with initial costs incurred to enter into new debt arrangements are included in other assets and are amortized as a part of interest expense over the terms of the associated debt agreements.

Advertising
The Company expenses advertising costs as incurred. For the years ended December 31, 2019, 2018 and 2017, advertising costs were $5.9 million, $5.2 million, and $4.9 million, respectively.

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

Equity-based compensation
The Company measures the cost of equity-based compensation based on grant date fair value and recognizes the cost over the period in which the employee is required to provide service in exchange for the award reduced by forfeitures. Equity-based compensation consists of grants of stock options, deferred stock units, common stock, restricted stock units, and performance stock units. Equity-based compensation expense is included as a component of selling, general, and administrative expenses.

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

The Company has adopted this standard using the modified retrospective method. The Company recognized the cumulative- effect adjustment of initially applying this standard of $274,000 to the opening balance of retained earnings. The comparative 2017 information has not been restated and continues to be reported under the accounting standard in effect for that period. Refer to Note 3 for further disclosure of the financial statement effect and other significant matters as a result of the adoption of this standard.

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

The standard is effective for the Company as of January 1, 2020. The Company will adopt the amendments in this update using the modified retrospective approach through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The Company's financial assets that are in the scope of the standard are contract assets and accounts receivables which are short-term in nature. Additionally, the Company has identified and will be implementing appropriate changes to the Company's business processes, policies and internal controls to support reporting and disclosures. Based on the Company's current portfolio of financial assets and forecasts of future macroeconomic conditions, the Company does not anticipate that the adoption of the amendments will have a significant impact on our operating results, financial position or cash flows.

Planned date of adoption: Q1 2020

ASU 2018-15
Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amendments in this update require an entity to apply the same requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract as the entity would for implementation costs incurred to develop or obtain internal-use software. The accounting for the service element is not affected by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

The Company is currently evaluating the requirements of this standard. The standard is not expected to have a material impact on the Company's financial statements. Planned date of adoption: Q1 2020
ASU No. 2019-12 Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes
The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistent application by clarifying and amending existing guidance. The amendments of this standard are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued, with the amendments to be applied on a respective, modified retrospective or prospective basis, depending on the specific amendment.

The Company is currently evaluating the requirements of this standard. The standard is not expected to have a material impact on the Company's financial statements. Planned date of adoption: Q1 2021

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.

(2) ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31 consisted of the following (in thousands):

	2019	2018
Trade accounts receivable	$133,238	$124,609
Costs in excess of billings	20,607	22,634
Total accounts receivables	153,845	147,243
Less allowance for doubtful accounts	(6,330)	(6,960)
Accounts receivable	$147,515	$140,283

Refer to Note 3 "Revenue" concerning the Company's costs in excess of billings.

(3)	REVENUE

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

Refer to Note 19 "Segment Information" for additional information related to revenue recognized by timing of transfer of control by reportable segment.

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

As of December 31, 2019, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less. Additionally, as of December 31, 2019 and 2018, there were no assets recognized related to incremental costs of obtaining a contract with a customer as the benefits of these costs are not expected to exceed one year.

Contract assets consist of costs in excess of billings. Contract liabilities consist of billings in excess of cost and unearned revenue, respectively. The following table presents the beginning and ending balances of costs in excess of billings, billings in excess of cost and unearned revenue as of December 31, 2019 and 2018, respectively, and revenue recognized during the years ended December 31, 2019 and 2018, respectively, that was included in billings in excess of cost and unearned revenue at the beginning of the period, respectively (in thousands):

	December 31, 2019	December 31, 2018	January 1, 2018
Costs in excess of billings	$20,607	$22,634	$16,532
Billings in excess of cost	(47,598)	(17,857)	(12,779)
Unearned revenue	(17,311)	(12,028)	(3,336)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenue recognized in the period from:
Amounts included in billings in excess of cost at the beginning of the period	$17,371	$10,097
Amounts included in unearned revenue at the beginning of the period	$11,092	$2,988

The increase in contract liabilities as of December 31, 2019 compared with December 31, 2018 was primarily due to the timing of significant advanced and up-fronts payments in the Renewable Energy and Conservation segment near the end of December 31, 2019 from contracts with customers for which the performance obligations have not been satisfied.

(4) INVENTORIES
Inventories at December 31 consisted of the following (in thousands):

	2019	2018
Raw material	$45,700	$57,845
Work-in-process	5,988	6,930
Finished goods	26,788	34,138
Total inventories	$78,476	$98,913

The following table summarizes activity recorded within the reserve for excess, obsolete and slow moving inventory for the years ended December 31 (in thousands):

	2019	2018	2017
Beginning balance	$4,172	$3,695	$3,801
Excess, obsolete and slow moving inventory expense	659	729	1,276
Scrapped inventory and other adjustments	(639)	(252)	(1,382)
Ending balance	$4,192	$4,172	$3,695

(5) PROPERTY, PLANT, AND EQUIPMENT
Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2019	2018
Land and land improvements	$6,108	$6,061
Building and improvements	49,804	46,678
Machinery and equipment	213,550	204,326
Construction in progress	5,977	7,690
Property, plant, and equipment, gross	275,439	264,755
Less: accumulated depreciation	(180,030)	(168,925)
Property, plant, and equipment, net	$95,409	$95,830

(6) ACQUISITIONS
2019 Acquisition
On August 30, 2019, the Company acquired all of the outstanding membership interests of Apeks LLC ("Apeks"), a designer and manufacturer of botanical oil extraction systems and equipment. The results of Apeks have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The preliminary purchase consideration for the acquisition of Apeks was $12.5 million, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement expected to be remitted in the next three to six months, at which time a final purchase price will be determined.
The preliminary purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $5.9 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and presence in the extraction processing markets.
The allocation of the preliminary purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$4,154
Working capital	(1,412)
Property, plant and equipment	1,059
Acquired intangible assets	3,400
Other assets	508
Other liabilities	(1,081)
Goodwill	5,857
Fair value of purchase consideration	$12,485

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$1,900	Indefinite
Technology	900	7 years
Customer relationships	600	6 years
Total	$3,400

2018 Acquisition
On August 21, 2018, the Company acquired all of the outstanding stock of SolarBOS. SolarBOS is a provider of electrical balance of systems products, which consists of electrical components such as wiring, switches, and combiner boxes that support photovoltaic systems, for the U.S. renewable energy market. The Company expects the acquisition of SolarBOS to enable the Company to provide complementary product offerings to its existing customers and strengthen its position in the renewable energy market. The results of SolarBOS have been included in the Company's consolidated financial results since the date of acquisition (within the Company's Renewable Energy and Conservation segment). The aggregate purchase consideration for the acquisition of SolarBOS was $6.4 million, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement.
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

The acquisitions of Apeks, SolarBOS and Package Concierge were funded from available cash on hand. The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general, and administrative expenses in the consolidated statements of operations. The Company also recognized costs related to the sale of inventory at fair value as a result of allocating the purchase price of recent acquisitions.
All acquisition related costs consisted of the following for the years ended December 31 (in thousands):

	2019	2018	2017
Cost of sales	$401	$—	$—
Selling, general and administrative costs	1,517	497	146
Total acquisition related costs	$1,918	$497	$146

(7) GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	Renewable Energy & Conservation	Residential Products	Industrial and Infrastructure Products	Total
Balance at December 31, 2017	$68,719	$198,075	$54,280	$321,074
Acquired goodwill	3,051	—	—	3,051
Adjustments to prior year acquisitions	—	—	(38)	(38)
Foreign currency translation	57	—	(473)	(416)
Balance at December 31, 2018	$71,827	$198,075	$53,769	$323,671
Acquired goodwill	5,857	—	—	5,857
Adjustments to prior year acquisitions	(172)	—	—	(172)
Foreign currency translation	90	—	259	349
Balance at December 31, 2019	$77,602	$198,075	$54,028	$329,705

Goodwill is recognized net of accumulated impairment losses of $235.4 million as of December 31, 2019 and 2018, respectively. No goodwill impairment charges were recognized by the Company during 2019 or 2018.
Annual Impairment Testing
The Company performed its annual goodwill impairment test as of October 31, 2019, 2018, and 2017.

During the October 31, 2019 impairment test, the Company conducted a quantitative analysis for all ten of the Company’s reporting units. The quantitative impairment test consists of comparing the fair value of a reporting unit with its carrying value including goodwill. The fair value of each reporting unit evaluated under the quantitative test was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital ("WACC") based upon the capital structure of market participants in the Company’s peer groups, projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and market participants within its peer groups.

As a result of our annual testing for 2019 and 2018, none of the reporting units with goodwill as of our testing date had carrying values in excess of their fair values.
Interim Impairment Testing
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. In 2019, 2018 and 2017, no indicators of impairment were identified as of interim dates; therefore, no interim tests were performed.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimated Useful Life
Indefinite-lived intangible assets:
Trademarks	$45,770	$—	$43,870	$—	Indefinite
Finite-lived intangible assets:
Trademarks	6,139	4,105	6,094	3,518	3 to 15 Years
Unpatented technology	29,544	15,807	28,644	13,881	5 to 20 Years
Customer relationships	71,195	40,294	70,419	35,678	5 to 17 Years
Non-compete agreements	1,649	1,499	1,649	1,224	4 to 10 Years
	108,527	61,705	106,806	54,301
Total acquired intangible assets	$154,297	$61,705	$150,676	$54,301

The Company did not recognize impairment charges related to indefinite-lived trademark intangible assets for the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company recognized impairment charges related to indefinite-lived trademark intangible assets. The Company also recognized impairment charges related to finite-lived intangible assets for the year ended December 31, 2018.
The following table summarizes the impairment charges for the years ended December 31 (in thousands):

	2019		2018		2017
	Indefinite-lived intangibles	Definite-lived intangibles	Indefinite-lived intangibles (1)	Definite-lived intangibles (2)	Indefinite-lived intangibles (3)	Definite-lived intangibles
Renewable Energy and Conservation	$—	$—	$1,037	$315	$247	$—
Residential Products	—	—	200	—	—	—
Industrial and Infrastructure Products	—	—	—	—	—	—
Impairment charges	$—	$—	$1,237	$315	$247	$—
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

The Company recognized amortization expense related to the definite-lived intangible assets. The following table summarizes amortization expense for the years ended December 31 (in thousands):

	2019	2018	2017
Amortization expense	$7,271	$8,222	$8,761

Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

	2020	2021	2022	2023	2024
Amortization expense	$7,133	$6,938	$6,460	$5,922	$5,666

(8) ACCRUED EXPENSES
Accrued expenses at December 31 consist of the following (in thousands):

	2019	2018
Compensation	$15,673	$17,572
Current portion of cash-settled share-based liabilities	14,817	14,777
Interest and taxes	3,593	9,231
Customer rebates	11,003	10,300
Insurance	8,367	7,789
Current operating lease liability	8,309	—
Unearned revenue	17,311	12,028
Other	19,390	15,377
Total accrued expenses	$98,463	$87,074

Accrued expenses for insurance are primarily for general liability, workers’ compensation and employee healthcare policies for which the Company is self-insured up to certain per-occurrence and aggregate limits. The amounts accrued represent the Company's best estimates of the probable amount of claims to be paid. Differences between the amounts accrued and the amount that may be reasonably possible of payment are not material. Accrued expenses for unearned revenue primarily relate to up-front customer deposits received on contracts for goods and services to be provided by the Company as further discussed in Note 3 "Revenue". The current portion of share-based liabilities represents the Company's equity-based awards that are settled in cash, further described in Note 12 "Equity-Based Compensation".
(9) DEBT
As of December 31, 2019, the Company had no outstanding debt. At December 31, 2018, the Company's total outstanding debt was $210.4 million, which included $210.0 million of Senior Subordinated 6.25% Notes and $2.0 million of other debt, net of $1.6 million in unamortized debt issuance costs. $208.8 million of total debt at December 31, 2018 was included in current liabilities.
Senior Credit Agreement
On January 24, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provided a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of December 31, 2019, the Company was in compliance with all three covenants.
Interest rates on the revolving credit facility are based on LIBOR plus an additional margin that ranges from 1.125% to 2.00%. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance. The Senior Credit Agreement terminates on January 23, 2024.

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries.
Standby letters of credit of $6.0 million have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of December 31, 2019. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $394.0 million and $290.8 million of availability under the revolving credit facility as of December 31, 2019 and 2018, respectively.
Senior Subordinated Notes
On January 31, 2013, the Company issued $210 million of 6.25% Senior Subordinated Notes ("6.25% Notes") due February 1, 2021. On December 20, 2018, the Company announced its redemption of its $210 million outstanding 6.25% Notes, effective February 1, 2019. The 6.25% Notes were redeemed in accordance with the provisions of the indenture governing the 6.25% Notes on February 1, 2019. The Company recorded a charge of $1.1 million for the write-off of deferred financing fees relating to the 6.25% Notes during 2019.
Total cash paid for interest in the years ended December 31 was (in thousands):

	2019	2018	2017
Interest expense, net	$2,205	$12,064	$14,032
Interest income	764	2,156	574
Other non-cash adjustments	$(380)	$(529)	$(647)
Cash paid for interest	$2,589	$13,691	$13,959

(10) PENSION AND OTHER POSTRETIREMENT BENEFITS
Supplemental Pension and Multiemployer Pension Plans
The Company has a 401(k) plan which all employees of U.S. subsidiaries are eligible to participate.
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees.
The Company also has an unfunded supplemental pension plan which provides defined pension benefits to certain former salaried employees upon retirement. The plan has been frozen, no additional participants will be added to the plan in the future and there are no active employees in the plan.
Total expense for all retirement plans for the years ended December 31 was (in thousands):

	2019	2018	2017
401(k) plan	$2,419	$2,262	$2,248
Multiemployer and other defined benefit and pension plans	195	238	320
Postretirement healthcare plan	346	427	476
Total retirement plan expense	$2,960	$2,927	$3,044

During 2019, the Company withdrew from two of its three mutliemployer plans, the result of restructuring initiatives executed during the year. The resulting obligations of approximately $4.2 million were recorded on the Company's balance sheet as of December 31, 2019. These obligations are expected to be settled during the year ending December 31, 2020. The Company's one remaining multiemployer plan is underfunded and has a rehabilitation plan in place. The rehabilitation plan requires minimum contributions from the Company. Given the status of this plan, it is reasonably possible that future contributions to the plan will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2019.

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

The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2019	2018
Projected benefit obligation at January 1	$6,135	$7,020
Service cost	17	18
Interest cost	234	233
Actuarial gain	(52)	(819)
Benefits paid, net of contributions	(310)	(317)
Projected benefit obligation at December 31	6,024	6,135
Fair value of plan assets	—	—
Under funded status	(6,024)	(6,135)
Unamortized prior service cost	338	382
Unrecognized actuarial loss	1,328	1,431
Net amount recognized	$(4,358)	$(4,322)

Amounts recognized in the consolidated financial statements consisted of (in thousands):

	2019	2018
Accrued postretirement benefit liability
Current portion	$330	$331
Long term portion	5,694	5,805
Pre-tax accumulated other comprehensive loss – unamortized post-retirement healthcare costs	(1,666)	(1,814)
Net amount recognized	$4,358	$4,322

The measurement date used to determine postretirement benefit obligation measures was December 31.
Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 were as follows (in thousands):

	2019	2018	2017
Service cost	$17	$18	$17
Interest cost	234	233	269
Amortization of unrecognized prior service cost	44	44	44
Loss amortization (2)	51	132	146
Net periodic benefit cost	$346	$427	$476
Assumptions used to calculate the benefit obligation:
Discount rate	2.9%	4.1%	3.4%
Annual rate of increase in the per capita cost of:
Medical costs before age 65 (1)	6.8%	7.0%	7.3%
Medical costs after age 65 (1)	4.5%	5.0%	6.3%
Prescription drug costs (1)	7.0%	9.5%	10.5%

(1)    It was assumed that these rates would gradually decline to 3.8% by 2075.
(2)    Actuarial (gains)/losses are amortized utilizing the corridor approach. Differences between actual experience and the actuarial assumptions are reflected in (gain)/loss. If the total net (gain) or loss exceeds 10 percent of the greater of the accumulated postretirement benefit obligation or plan assets, this excess must be amortized over the average remaining service period of the active plan participants. If most of the plan participants are inactive, the amortization period is the expected future lifetime of inactive plan participants.

A 1% change in the annual medical inflation rate issued would have the following impact on the amounts reported at December 31 as follows (in thousands):

	2019	2018
Effect on accumulated postretirement benefit obligation
1% increase	$716	$831
1% decrease	$(614)	$(702)
Effect on annual service and interest costs
1% increase	$31	$36
1% decrease	$(26)	$(30)

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

	2020	2021	2022	2023	2024	Years 2025 - 2029
Expected benefit payments	$330	$335	$346	$357	$364	$1,892

(11) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive (loss) income is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(2,698)	$(2,638)	$(5,336)	$(970)	$(4,366)
Minimum pension and post retirement benefit plan adjustments	—	948	948	225	723
Cumulative effect of accounting change	—	(350)	(350)	—	(350)
Foreign currency translation adjustment	(3,241)	—	(3,241)	—	(3,241)
Balance at December 31, 2018	$(5,939)	$(2,040)	$(7,979)	$(745)	$(7,234)
Minimum pension and post retirement benefit plan adjustments	—	101	101	24	77
Foreign currency translation adjustment	1,766	—	1,766	—	1,766
Balance at December 31, 2019	$(4,173)	$(1,939)	$(6,112)	$(721)	$(5,391)

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
At December 31, 2019, 699,000 and 157,000 shares were available for issuance under the 2018 Plan and 2015 Plan, respectively, as incentive stock options or other stock awards, and 45,000 shares were available for issuance under the Non-Employee Directors Plan as awards of shares of the Company's common stock.
The Company recognized the following compensation expense in connection with awards that vested under the 2018 Plan, the 2015 Plan, the Prior Plan, and the Non-Employee Directors Plan along with the related tax benefits recognized during the years ended December 31 (in thousands):

	2019	2018	2017
Expense recognized under the Prior Plan	$192	$569	$1,059
Expense recognized under the 2015 Plan	5,077	7,988	5,643
Expense recognized under the 2018 Plan	6,731	188	—
Expense recognized under the Non-Employee Directors Plan	570	444	420
Total stock compensation expense	$12,570	$9,189	$7,122
Tax benefits recognized related to stock compensation expense	$3,136	$2,509	$2,133

Equity Based Awards - Settled in Stock
The following table provides the number of stock options, stock units, and common stock granted during the years ended December 31, along with the weighted-average grant-date fair value of each award:

	2019		2018		2017
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Options	—	$—	—	$—	25,000	$12.85
Deferred stock units	7,509	$37.95	10,255	$35.96	10,170	$34.42
Common stock	7,509	$37.95	2,113	$35.50	2,034	$34.42
Restricted stock units	152,472	$39.73	116,174	$36.61	133,548	$36.56
Performance stock units	183,908	$40.49	135,929	$33.63	108,748	$42.72

Stock Options

The fair value of stock options granted during the year ended December 31, 2017 was estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2019 and 2018. Expected stock volatility was based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options. The following table provides the weighted average assumptions used to value stock options issued during the year ended December 31:

Year of Grant	Fair Value	Expected Life (in years)	Expected Stock Volatility	Risk-free Interest Rate	Expected Dividend Yield
2017	$12.85	4.00	35.7%	1.7%	—%

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2019:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$8.90 – $9.50	15,938	0.71	$8.90	15,938	$8.90
$9.51 – $24.00	51,471	1.71	$9.74	51,471	$9.74
$24.01 – $25.50	25,000	6.01	$25.44	25,000	$25.44
$25.51 - $43.05	25,000	7.13	$42.35	—	$—
	117,409			92,409

The following table summarizes information about stock option transactions:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2017	277,224	$14.95
Granted	25,000	42.35
Exercised	(42,058)	16.02
Forfeited	(12,500)	25.44
Balance at December 31, 2017	247,666	$17.01
Exercised	(87,907)	15.75
Balance at December 31, 2018	159,759	$17.70
Exercised	(42,350)	11.57
Balance at December 31, 2019	117,409	$19.91	3.64	$3,584,000

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $50.44 per share market price of the Company’s common stock as of December 31, 2019, which would have been received by the option holders had all option holders with an exercise price below the per share market price on December 31, 2019, exercised their options as of that date.

Stock Units and Common Stock

The following table summarizes information about non-vested restricted stock units, performance stock units (that will convert to shares upon vesting) and common stock:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Common Stock	Weighted Average Grant Date Fair Value	Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Deferred Stock Units (2)	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	395,353	$27.61	—	$—	235,485	$33.78	27,243	$33.18
Granted	152,972	39.73	7,509	37.95	194,658	40.49	7,509	37.95
Vested	(162,690)	24.31	(7,509)	37.95	(92,696)	28.99	—	—
Forfeited	(11,203)	35.72	—	—	(8,190)	46.05	—	—
Balance at December 31, 2019	374,432	$33.74	—	$—	329,257	$38.53	34,752	$34.21

(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance or market conditions. The number of shares to be issued may vary between 0% and 200% of the number of performance stock units granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on either the Company’s return on invested capital (“ROIC”) over a one-year period performance period or revenue and gross profit thresholds over a two-year performance period. The Company's PSUs with a market condition are based on the ranking of the Company’s total shareholder return (“TSR”) performance, on a percentile basis, over a three year performance period compared to the S&P Small Cap Industrial sector, over the same three year performance period.
(2) Vested and issued upon termination from service as a member of the Company's Board of Directors.
The fair value of the common stock, restricted stock units, and deferred stock units, as well as the performance stock units with a financial performance condition granted during the three years ended December 31, 2019 was based on the Company stock price at grant date of the award. The fair value of the performance stock units with a market condition granted during the three years ended December 31, 2019 were determined using a Monte Carlo simulation as of the grant date of the award, however, no such awards were granted in 2019 and 2018.
The following table sets forth the aggregate intrinsic value of options exercised and aggregate fair value of restricted stock units and restricted shares that vested during the years ended December 31 (in thousands):

	2019	2018	2017
Aggregate intrinsic value of options exercised	$1,371	$2,128	$628
Aggregate fair value of vested restricted stock units	$10,017	$5,307	$6,756
Aggregate fair value of vested common and restricted shares	$285	$149	$70
Aggregate fair value of vested deferred stock units	$285	$369	$350

As of December 31, 2019, there was $10.9 million of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted stock units. That cost is expected to be recognized over a weighted average period of 2.2 years.

Equity Based Awards - Settled in Cash

As of December 31, 2019, the Company's total share-based liabilities recorded on the consolidated balance sheet was $28.0 million, of which $14.8 million was included in current accrued expenses and $13.2 million was included in non-current liabilities. Total share-based liabilities as of December 31, 2018 were $38.4 million, of which $23.6 million was included in non-current liabilities. At December 31, 2019, the Company's equity based awards that are settled in cash are the awards under the management stock purchase plan.

During the year ended December 31, 2019, the Company paid $8.9 million to participants that were awarded cash-settled performance stock units in 2016. The participants earned 200% of target, or 256,000 units, which were converted to cash and valued at the trailing 90-day closing price of the Company's common stock as of December 31, 2018.

Management Stock Purchase Plan

The Management Stock Purchase Plan ("MSPP") provides participants the ability to defer a portion of their compensation, convertible to unrestricted investments, restricted stock units, or a combination of both, or defer a portion of their Directors’ fees, convertible to restricted stock units. Employees eligible to defer a portion of their compensation also receive a company-matching award in restricted stock units equal to a percentage of their deferred compensation.

The deferrals and related company match are credited to an account that represents a share-based liability. The portion of the account deferred to unrestricted investments is measured at fair market value of the unrestricted investments, and the portion of the account deferred to restricted stock units and company-matching restricted stock units is measured at a 200-day average of the Company stock price. The account will be converted to and settled in cash payable to participants upon retirement or a termination of their service to the Company.

The following table provides the number of restricted stock units credited to active participant accounts, balance of vested and unvested restricted stock units within active participant accounts, payments made with respect to restricted stock units issued under the MSPP, and MSPP expense during years ended December 31:

	2019	2018	2017
Restricted stock units credited	61,369	66,843	84,299
Restricted stock units balance, vested and unvested	415,760	387,870	389,189
Share-based liabilities paid, in thousands	$6,543	$5,232	$6,058
MSPP expense, in thousands	$2,699	$4,809	$2,432

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

The Company had no financial assets or liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018. As of December 31, 2019, the Company did not have any financial instrument for which carrying value differs from its fair value. At December 31, 2018, the fair value of the outstanding debt, net of unamortized debt issuance costs, was $210.8 million compared to its carrying value of $210.4 million.

The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable.  The carrying values for these financial instruments approximate fair value. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2019 and 2018.

Other non-recurring fair value measurements

While the Company did not recognize any impairment changes related to certain intangible assets and property, plant, and equipment during the year ended December 31, 2019, the Company did recognize impairment of certain intangible assets and property, plant, and equipment during the years ended December 31, 2018 and 2017. The Company uses unobservable inputs, classified as Level 3 inputs, in determining the fair value of these assets. See Note 7 "Goodwill and Related Intangible Assets" and Note 14 "Exit Activity Costs and Asset Impairments" for more disclosure regarding the impairment of certain intangible assets and property, plant, and equipment, respectively.

The Company also applied fair value principles for the goodwill impairment tests performed during 2019, 2018, and 2017. The Company used two valuation models to estimate the fair values of its reporting units, both of which primarily use Level 3 inputs. See Note 7 of the consolidated financial statements for the results of the Company’s goodwill impairment tests.

Additionally, the Company's recent acquisition activity, as described in Note 6 "Acquisitions", used Level 3 inputs to estimate fair values allocated to the assets acquired and liabilities assumed.
(14) EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company has incurred exit activity costs and asset impairment charges as a result of its 80/20 simplification and portfolio management initiatives. These initiatives have resulted in the identification of low-volume, low margin, internally-produced products which have been or will be outsourced or discontinued, the simplification of processes, in the sale and exiting of less profitable businesses or products lines, and the reduction in our manufacturing footprint.
Exit activity costs were incurred during 2019 related to contract terminations, severance, and other moving and closing costs incurred as a result of process simplification initiatives. In conjunction with these initiatives, the Company closed and consolidated one facility in 2019. In 2018, the Company sold and leased back a facility which resulted in a gain, and closed four other facilities. The Company closed three facilities during 2017. These closures resulted in asset impairment charges and exit activity costs.
The following table sets forth the asset impairment charges and exit activity costs incurred by segment during the years ended December 31 related to the restructuring activities described above (in thousands):

	2019			2018			2017
	Inventory write-downs &/or asset impairment (recoveries) charges, net	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges (recoveries), net	Exit activity (recoveries) costs, net	Total	Inventory write-downs &/or asset impairment charges (recoveries), net	Exit activity costs	Total
Renewable Energy & Conservation	$(9)	$66	$57	$105	$(33)	$72	$509	$2,986	$3,495
Residential Products	417	3,440	3,857	1,586	1,321	2,907	345	1,058	1,403
Industrial & Infrastructure Products	—	4,978	4,978	(347)	1,749	1,402	(2,484)	2,820	336
Corporate	—	1,660	1,660	—	438	438	—	261	261
Total exit activity costs & asset impairments	$408	$10,144	$10,552	$1,344	$3,475	$4,819	$(1,630)	$7,125	$5,495

The following table provides a summary of where the above exit activity costs and asset impairments are recorded in the consolidated statements of operations for the years ended December 31 (in thousands):

	2019	2018	2017
Cost of sales	$4,255	$1,906	$911
Selling, general, and administrative expense	6,297	2,913	4,584
Total exit activity costs and asset impairments	$10,552	$4,819	$5,495

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2019	2018
Balance as of January 1	$1,923	$961
Exit activity costs recognized	10,144	3,475
Cash payments	(4,629)	(2,513)
Non-cash charges	(1,989)	—
Balance as of December 31	$5,449	$1,923

During the three years ended December 31, 2019, none of the Company's exit activities met the criteria to be reported as discontinued operations, as these actions do not represent a strategic shift that has or will have a major effect on the Company’s operations. Therefore, prior period results of continuing operations have not been restated to exclude the impact of any divested business’s financial results.
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

The GILTI provisions require the Company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company recorded less than $0.1 million and $0.1 million of income tax expense as a result of GILTI for the years ended December 31, 2019 and 2018, respectively. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements.

The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The BEAT tax had no impact on the Company's consolidated financial statements.

The components of income (loss) before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2019	2018	2017
Domestic	$79,619	$76,953	$78,468
Foreign	5,144	2,992	(560)
Income before taxes from continuing operations	$84,763	$79,945	$77,908

The provision for (benefit of) income taxes from continuing operations for the years ended December 31 consisted of the following (in thousands):

	2019	2018	2017
Current:
U.S. Federal	$11,279	$9,402	$16,882
State	3,551	3,144	2,479
Foreign	1,539	(1,191)	2,687
Total current	16,369	11,355	22,048
Deferred:
U.S. Federal	2,917	4,158	(7,466)
State	509	1,047	1,246
Foreign	(123)	(424)	(885)
Total deferred	3,303	4,781	(7,105)
Provision for income taxes	$19,672	$16,136	$14,943

The benefit of income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	2019	2018	2017
Current:
U.S. Federal	$—	$—	$219
State	—	—	20
Foreign	—	—	—
Benefit of income taxes	$—	$—	$239

The provision for income taxes from continuing operations differs from the federal statutory rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 due to the following (in thousands):

	2019		2018		2017
Statutory rate	17,800	21.0%	16,788	21.0%	27,268	35.0%
State taxes, less federal effect	3,219	3.8%	3,242	4.1%	2,442	3.1%
Federal tax credits	(1,967)	(2.3)%	(3,680)	(4.6)%	(373)	(0.5)%
Excess tax benefit on stock based compensation	(961)	(1.1)%	(2,288)	(2.9)%	(1,415)	(1.8)%
Uncertain tax positions	(260)	(0.3)%	(3,051)	(3.8)%	(148)	(0.2)%
Executive compensation	1,132	1.3%	1,369	1.7%	160	0.2%
Change in valuation allowance	88	0.1%	844	1.1%	660	0.8%
Net operating loss (NOL) write down	—	—%	1,640	2.1%	—	—%
Change in Indemnification Asset	—	—%	643	0.8%	—	—%
Tax effect of Tax Reform Act	—	—%	—	—%	(12,535)	(16.1)%
Domestic manufacturer's deduction	—	—%	—	—%	(1,578)	(2.0)%
Other	621	0.7%	629	0.7%	462	0.7%
	$19,672	23.2%	$16,136	20.2%	$14,943	19.2%

Deferred tax liabilities (assets) at December 31 consist of the following (in thousands):

	2019	2018
Depreciation	$10,421	$9,886
Goodwill	38,540	35,813
Intangible assets	9,610	9,907
Foreign withholding tax	700	1,182
Other	7,826	696
Gross deferred tax liabilities	67,097	57,484
Equity compensation	(9,963)	(10,420)
Other	(20,049)	(13,529)
Gross deferred tax assets	(30,012)	(23,949)
Valuation allowances	3,160	2,995
Deferred tax assets, net of valuation allowances	(26,852)	(20,954)
Net deferred tax liabilities	$40,245	$36,530

At December 31, 2019, the Company had total net operating loss carry forwards of $11.5 million, which included $0.5 million for federal, $10.8 million for state, and $0.2 million for foreign income tax purposes. The federal and state net operating loss carry forwards expire between 2020 and 2039. The foreign net operating loss carry forwards expire in 2022. The Company recognized a total of $0.7 million of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances, which included $0.1 million of federal and $0.6 million of state deferred tax assets.

Deferred taxes include net deferred tax assets relating to certain state and foreign tax jurisdictions. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required if it is more likely than not that such assets will not be realized. The Company derecognized net operating loss carry forwards, and the corresponding valuation allowances of $1.7 million in Germany and Brazil since it exited both markets in 2018. In 2019, a valuation allowance was recorded in China. The following sets forth a reconciliation of the beginning and ending amount of the Company’s valuation allowance (in thousands):

	2019	2018	2017
Balance as of January 1	$2,995	$2,242	$1,362
Cost charged to the tax provision	173	2,597	1,505
Reductions	(10)	(1,750)	(820)
Currency translation	2	(94)	195
Balance as of December 31	$3,160	$2,995	$2,242

Interest (net of federal tax benefit) and penalties recognized during the years ended December 31 were (in thousands):

	2019	2018	2017
Interest and penalties recognized as income	—	13	130

The Company made net payments for income taxes for the following amounts for the years ended December 31 (in thousands):

	2019	2018	2017
Payments made for income taxes, net	$19,065	$15,167	$26,186

At December 31, 2019, the Company had approximately $35.1 million of undistributed earnings of foreign subsidiaries. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act “Tax Reform Act”. The legislation assessed a one-time tax on a deemed repatriation of non-previously taxed earnings of foreign subsidiaries. In 2019, $10.0 million, net of $0.5 million of withholding tax, of previously taxed income was repatriated. The Company expects to repatriate an additional $13.3 million in cash to the U.S., net of $0.7 million of withholding tax. The funds will be used for general corporate purposes. The Company continues to maintain its assertion that all remaining foreign earnings will be indefinitely reinvested. Any excess earnings could be used to grow the Company's foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability related to our remaining unremitted foreign earnings is not practicable due to the complexities associated with its hypothetical calculation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Balance as of January 1	$329	$3,536	$3,466
Additions for tax positions of the current year	—	15	99
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years for:
Settlements and changes in judgment	—	—	(422)
Lapses of applicable statute of limitations	(329)	(3,060)	—
Divestitures and foreign currency translation	—	(162)	393
Balance as of December 31	$—	$329	$3,536

In 2019, the Company did not have any unrecognized tax benefits that would affect the effective tax rate, if recognized as of December 31, 2020. In 2018, the unrecognized tax benefit of $0.3 million would affect the effective tax rate, if recognized as of December 31, 2019. In 2019 and 2018, unrecognized tax benefits of $0.3 million and $3.1 million, respectively, were reversed as a result of the lapse of the statute of limitations in the respective period. In 2018, the corresponding indemnification asset was also reversed in pretax income. The Company classifies accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to ten years. The Company's U.S. federal consolidated income tax return is under examination for 2015 through 2018.
(16) EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive common shares which include shares issuable under the equity compensation plans described in Note 12 of the consolidated financial statements. The weighted average number of diluted shares does not include potential anti-dilutive common shares aggregating 30,000, 303,000 and 468,000 at December 31, 2019, 2018 and 2017, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the options, restricted shares, restricted stock units, and performance stock units assumed to have vested.

Basic earnings and diluted weighted-average shares outstanding are as follows for the years ended December 31 (in thousands):

	2019	2018	2017
Numerator:
Income from continuing operations	$65,091	$63,809	$62,965
Loss from discontinued operations	—	—	(405)
Net income available to common shareholders	$65,091	$63,809	$62,560
Denominator for basic earnings per share:
Weighted average shares outstanding	32,389	31,979	31,701
Denominator for diluted earnings per share:
Common stock options and stock units	333	555	549
Weighted average shares and conversions	32,722	32,534	32,250

(17) LEASES

The Company's leases are classified as operating leases and consist of manufacturing facilities, distribution centers, office space, vehicles and equipment.

Most of the Company's leases include one or more options to renew, with renewal terms that can extend the respective lease term from one month to fifteen years. The exercise of lease renewal options is at the Company's sole discretion. As of December 31, 2019, the Company's renewal options are not part of the Company's operating lease assets and operating lease liabilities. Certain leases also include options to purchase at fair value the underlying leased asset at the Company's sole discretion.

(In thousands)	Classification	December 31, 2019
Assets	Operating lease assets	$27,662

Liabilities
Current	Accrued expenses	$8,309
Non-current	Non-current operating lease liabilities	19,669
		$27,978

Lease cost and Other information (in thousands)	For the Year Ended December 31, 2019
Operating lease cost	$12,989
Cash paid for amounts included in the measurement of operating liabilities	$11,447
Right-of-use assets obtained in exchange for new lease liabilities	$7,501

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term - operating leases	3.8	years
Weighted-average discount rate - operating leases	5.9%

Maturity of lease liabilities	(In thousands)
2020	$9,700
2021	8,046
2022	6,018
2023	4,972
2024	1,777
After 2024	806
Total lease payments	31,319
Less: present value discount	(3,341)
Present value of lease liabilities	$27,978

The Company uses the its incremental borrowing rate based on information available at the commencement date of a lease in determining the present value of lease payments as the rates implicit in most of the Company's leases are not readily determinable.

Upon adoption of ASU 2016-02 on January 1, 2019, an unrecognized deferred gain of $1.6 million related to sale-leaseback transactions was recorded as a cumulative-effect adjustment to increase retained earnings, net of related income tax effects.

Rent expense under operating leases aggregated to $12.6 million and $12.0 million for the years ended December 31, 2018 and 2017, respectively.

(18) COMMITMENTS AND CONTINGENCIES
The Company is a party to certain claims and legal actions generally incidental to its business. For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date. The Company is a party to certain claims made under these indemnification provisions. As of December 31, 2019, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of this claim, or other claims which are not clearly determinable at the present time, would significantly affect the Company's financial condition or results of operation.
(19) SEGMENT INFORMATION
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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31 (in thousands):

	2019	2018	2017
Net sales:
Renewable Energy and Conservation	$373,023	$317,253	$306,351
Residential Products	461,630	463,216	466,603
Industrial and Infrastructure Products	213,805	223,006	215,211
Less: Intersegment sales	(1,019)	(1,103)	(1,247)
Net Industrial and Infrastructure Products	212,786	221,903	213,964
Total consolidated net sales	$1,047,439	$1,002,372	$986,918

Income from operations:
Renewable Energy and Conservation	$47,558	$37,423	$30,218
Residential Products	63,047	69,838	76,893
Industrial and Infrastructure Products	13,455	15,336	8,159
Segments income from operations	124,060	122,597	115,270
Unallocated corporate expenses	(36,221)	(28,629)	(22,421)
Total income from operations	$87,839	$93,968	$92,849

Depreciation and Amortization
Renewable Energy and Conservation	$6,132	$5,790	$5,657
Residential Products	7,906	8,217	9,183
Industrial and Infrastructure Products	5,521	6,035	6,529
Unallocated corporate expenses	390	332	321
	$19,949	$20,374	$21,690
Total assets
Renewable Energy and Conservation	$246,853	$218,048	$219,806
Residential Products	359,657	361,499	358,838
Industrial and Infrastructure Products	203,465	210,482	203,455
Unallocated corporate assets	174,475	271,616	209,286
	$984,450	$1,061,645	$991,385
Capital expenditures
Renewable Energy and Conservation	$2,199	$1,345	$3,648
Residential Products	4,968	7,921	5,236
Industrial and Infrastructure Products	3,436	3,016	2,094
Unallocated corporate expenditures	581	175	421
	$11,184	$12,457	$11,399

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the years ended December 31 (in thousands):

	2019
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$42,596	$458,006	$175,696	$676,298
Over Time	330,427	3,624	37,090	371,141
Total	$373,023	$461,630	$212,786	$1,047,439

	2018
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$33,427	$460,513	$188,081	$682,021
Over Time	283,826	2,703	33,822	320,351
Total	$317,253	$463,216	$221,903	$1,002,372

	2017
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$30,137	$466,603	$213,964	$710,704
Over Time	276,214	—	—	276,214
Total	$306,351	$466,603	$213,964	$986,918

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 are as follows (in thousands):

	2019	2018	2017
Net sales
North America	$1,030,638	$990,772	$977,942
Europe	—	—	1,131
Asia	16,801	11,600	7,845
Total	$1,047,439	$1,002,372	$986,918

Long-lived assets
North America	$96,847	$96,342	$97,956
Europe	—	—	3,222
Asia	542	704	601
Total	$97,389	$97,046	$101,779

(20) QUARTERLY UNAUDITED FINANCIAL DATA

GIBRALTAR INDUSTRIES, INC.
QUARTERLY UNAUDITED FINANCIAL DATA
(in thousands, except per share data)

	2019 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$227,417	$262,655	$299,236	$258,131	$1,047,439
Gross profit	$43,900	$63,558	$76,578	$60,855	$244,891
Income from operations	$10,566	$26,606	$31,420	$19,247	$87,839
Interest expense (income)	$2,061	$219	$17	$(92)	$2,205
Net income from continuing operations	$6,345	$19,913	$24,476	$14,357	$65,091
Total net income	$6,345	$19,913	$24,476	$14,357	$65,091
Income per share from continuing operations:
Basic	$0.20	$0.62	$0.75	$0.44	$2.01
Diluted	$0.19	$0.61	$0.75	$0.44	$1.99

	2018 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$215,337	$266,036	$280,086	$240,913	$1,002,372
Gross profit	$48,318	$70,503	$70,279	$53,260	$242,360
Income from operations	$13,843	$32,274	$29,404	$18,447	$93,968
Interest expense	$3,269	$3,130	$2,906	$2,759	$12,064
Net income from continuing operations	$8,352	$22,837	$19,503	$13,117	$63,809
Total net income	$8,352	$22,837	$19,503	$13,117	$63,809
Income per share from continuing operations:
Basic	$0.26	$0.72	$0.61	$0.41	$2.00
Diluted	$0.26	$0.70	$0.60	$0.40	$1.96

(21) SUBSEQUENT EVENTS

On January 17, 2020, the Company announced on Form 8-K its acquisition of the assets of Thermo Energy Systems, a privately held provider of commercial greenhouse solutions in North America in an all cash transaction for approximately $7 million, for which the preliminary purchase price allocation has not yet been determined. Thermo Energy Systems will be reported as a part of our Renewable Energy and Conservation segment.

On February 19, 2020, the Company announced on Form 8-K that it has acquired the assets of California-based Delta Separations, a privately held engineering and manufacturing company of centrifugal ethanol-based extraction systems for $50 million in an all cash transaction for which the preliminary purchase price allocation has not yet been determined. The company sells direct to cannabis, hemp, and biomass processors focused on the production of botanical oil extracts for a variety of consumer products. Delta Separations will be reported as a part of our Renewable Energy and Conservation segment.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
The Company completed the acquisition of Apeks LLC in 2019, which was excluded from management's annual report on internal control over financial reporting as of December 31, 2019. The Company acquired the outstanding membership interests of Apeks LLC on August 30, 2019, and its results have been included in our 2019 consolidated financial statements. Total and net assets constituted $17.4 million and $11.8 million, respectively, as of December 31, 2019 and net sales and net loss constituted $7.7 million and $0.7 million, respectively, for the year then ended.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2019 that have materially affected the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gibraltar Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gibraltar Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Apeks LLC, which is included in the 2019 consolidated financial statements of the Company and constituted 2% and 2% of total and net assets, respectively, as of December 31, 2019 and 1% and 1% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Apeks LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2020

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2020 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2019 fiscal year.
The Company has adopted a Code of Ethics that applies to all of our directors, officers, employees and representatives. The complete text of this Code of Ethics is available in the corporate governance section of our website at www.gibraltar1.com. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

Item 11.	Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2020 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2019 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and the Company's equity compensation plans are incorporated herein by reference to the information included in the Company’s 2020 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2019 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2020 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2019 fiscal year.

Item 14.	Principal Accounting Fees and Services
Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2020 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2019 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10K:

	(1)	Consolidated Financial Statements:

		(i)	Report of Independent Registered Public Accounting Firm

		(ii)	Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018, and 2017

		(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017

		(iv)	Consolidated Balance Sheets as of December 31, 2019 and 2018

		(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017

		(vi)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017

		(vii)	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule:

		(i)	Quarterly Unaudited Financial Data (included in notes to consolidated financial statements)

Schedules other than those listed above are omitted because they are not required, or because the required information is provided in the consolidated financial statements, including the notes thereto.

(3)
Exhibits Required by Item 601 of Regulation S-K: The list of exhibits to this Annual Report on Form 10-K is set forth on the attached Exhibit Index. Each management contract or compensatory plan or arrangement is identified as such in the Exhibit Index.

(b)	Exhibits:

The documents listed in the Exhibit Index are filed or furnished with this Annual Report on Form 10-K or incorporated by reference into this Annual Report on Form 10-K.

(c)	Financial Statement Schedule:

The financial statement schedule listed in Item 15(a)(2) above is filed with this Annual Report on Form 10-K.

Exhibit Index

No.	Exhibit

3.1
Certificate of Incorporation of Gibraltar Industries, Inc., as amended by: (i) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed October 27, 2004, (ii) Certificate of Change of Registered Agent and Registered Office of Gibraltar Industries, Inc. filed May 11, 2005, (iii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 22, 2012, and (iv) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 11, 2015**

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

4.3	Description of Registrant's Securities (incorporated herein on this Form 10-K by reference)

10.1*
Employment Agreement dated as of May 9, 2014 between the Registrant and Frank G. Heard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2014), as amended by Employment Agreement, dated January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2015) and further amended by Correspondence dated January 2, 2019 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed January 7, 2019) and further amended by Correspondence dated January 2, 2019 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed January 7, 2019)

10.2*	Change in Control Agreement between the Company and Frank G. Heard dated January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 5, 2015)

10.3*	Correspondence dated December 17, 2018, from William P. Montague to William T. Bosway (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 7, 2019)

10.4*
Restrictive Covenants and Severance Agreement by and between Gibraltar Industries, Inc. and William T. Bosway, dated December 17. 2018 and effective January 2, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 7, 2019)

10.5*
Change in Control Agreement between the Company and William T. Bosway dated December 17, 2018 and effective January 2, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2019)

10.6*	Correspondence dated March 8, 2019, from William T. Bosway to Patrick M. Burns (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 19, 2019)

10.7*
Change in Control Agreement between the Company and Patrick M. Burns dated March 15, 2019 and effective March 18, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 19, 2019)

10.8*	Change in Control Agreement between the Company and Timothy F. Murphy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2017)

No.	Exhibit

10.9*
Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.10*	Gibraltar Deferred Compensation Plan Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2009)

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

10.14
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

10.15
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

10.16*
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

10.17*
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

10.18*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan dated May 4, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 7, 2018)

10.19*	Gibraltar Industries, Inc. 2018 Management Stock Purchase Plan dated November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 1, 2018)

No.	Exhibit

10.20*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Stock dated May 7, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 12, 2015)

10.21*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Performance Units dated December 31, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 3, 2017)

10.22*
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

10.24*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units dated December 31, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 5, 2016)

10.25*	Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.26*	Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.27*
Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Performance Units dated May 4, 2018 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 8-K for the year ended December 31, 2018 filed February 27, 2019)

10.28*
Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 8-K for the year ended December 31, 2018 filed February 27, 2019)

10.29*
Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 8-K for the year ended December 31, 2018 filed February 27, 2019)

10.30*
Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 8-K for the year ended December 31, 2018 filed February 27, 2019)

10.31*
Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 8-K for the year ended December 31, 2018 filed February 27, 2019)

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

GIBRALTAR INDUSTRIES, INC.
By:	/s/ William T. Bosway
William T. Bosway
President and Chief Executive Officer
Dated:	February 28, 2020
In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William T. Bosway	President, Chief Executive Officer (principal executive officer) and Director	February 28, 2020
William T. Bosway

/s/ Frank G. Heard	Vice Chairman of the Board of Directors	February 28, 2020
Frank G. Heard

/s/ Timothy F. Murphy	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 28, 2020
Timothy F. Murphy

/s/ William P. Montague	Chairman of the Board	February 28, 2020
William P. Montague

/s/ Mark G. Barberio	Director	February 28, 2020
Mark G. Barberio

/s/ Sharon M. Brady	Director	February 28, 2020
Sharon M. Brady

/s/ Craig A. Hindman	Director	February 28, 2020
Craig A. Hindman

/s/ Vinod M. Khilnani	Director	February 28, 2020
Vinod M. Khilnani

/s/ James B. Nish	Director	February 28, 2020
James B. Nish