Form 10-Q
period 2020-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2020-05-06
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 4, 2020, the number of common shares outstanding was: 32,408,882.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net Sales	$249,439	$227,417
Cost of sales	193,052	183,517
Gross profit	56,387	43,900
Selling, general, and administrative expense	41,197	33,334
Income from operations	15,190	10,566
Interest (income) expense	(47)	2,061
Other expense	192	589
Income before taxes	15,045	7,916
Provision for income taxes	2,986	1,571
Net income	$12,059	$6,345

Net earnings per share:
Basic	$0.37	$0.20
Diluted	$0.37	$0.19
Weighted average shares outstanding:
Basic	32,586	32,279
Diluted	32,883	32,617
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$12,059	$6,345
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,898)	842
Minimum pension and post retirement benefit plan adjustments	18	12
Other comprehensive (loss) income	(5,880)	854
Total comprehensive income	$6,179	$7,199
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,966	$191,363
Accounts receivable, net of allowance of $5,781 and $6,330	172,452	147,515
Inventories	88,585	78,476
Prepaid expenses and other current assets	16,149	19,748
Total current assets	363,152	437,102
Property, plant, and equipment, net	95,882	95,409
Operating lease assets	33,991	27,662
Goodwill	382,045	329,705
Acquired intangibles	107,528	92,592
Other assets	1,924	1,980
	$984,522	$984,450
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$102,816	$83,136
Accrued expenses	84,140	98,463
Billings in excess of cost	34,567	47,598
Total current liabilities	221,523	229,197
Deferred income taxes	39,999	40,334
Non-current operating lease liabilities	24,968	19,669
Other non-current liabilities	20,675	21,286
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 33,388 shares and 33,192 shares issued and outstanding in 2020 and 2019	334	332
Additional paid-in capital	297,269	295,582
Retained earnings	417,436	405,668
Accumulated other comprehensive loss	(11,271)	(5,391)
Cost of 986 and 906 common shares held in treasury in 2020 and 2019	(26,411)	(22,227)
Total shareholders’ equity	677,357	673,964
	$984,522	$984,450
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$12,059	$6,345
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,338	4,941
Stock compensation expense	1,665	2,371
(Benefit of) provision for deferred income taxes	(216)	393
Other, net	411	2,456
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(7,059)	(27,623)
Inventories	(6,004)	35
Other current assets and other assets	6,144	165
Accounts payable	(17,789)	5,332
Accrued expenses and other non-current liabilities	(37,561)	(31,903)
Net cash used in operating activities	(43,012)	(37,488)
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(54,539)	(264)
Net proceeds from sale of property and equipment	52	22
Purchases of property, plant, and equipment	(2,822)	(3,132)
Net cash used in investing activities	(57,309)	(3,374)
Cash Flows from Financing Activities
Long-term debt payments	—	(210,000)
Payment of debt issuance costs	—	(1,235)
Purchase of treasury stock at market prices	(4,184)	(2,151)
Net proceeds from issuance of common stock	24	139
Net cash used in financing activities	(4,160)	(213,247)
Effect of exchange rate changes on cash	(916)	612
Net decrease in cash and cash equivalents	(105,397)	(253,497)
Cash and cash equivalents at beginning of year	191,363	297,006
Cash and cash equivalents at end of period	$85,966	$43,509
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	33,192	$332	$295,582	$405,668	$(5,391)	906	$(22,227)	$673,964
Net income	—	—	—	12,059	—	—	—	12,059
Foreign currency translation adjustment	—	—	—	—	(5,898)	—	—	(5,898)
Minimum pension and post retirement benefit plan adjustments, net of taxes of $7	—	—	—	—	18	—	—	18
Stock compensation expense	—	—	1,665	—	—	—	—	1,665
Cumulative effect of accounting change (See Note 2)	—	—	—	(291)	—	—	—	(291)
Stock options exercised	3	—	24	—	—	—	—	24
Net settlement of restricted stock units	193	2	(2)	—	—	80	(4,184)	(4,184)
Balance at March 31, 2020	33,388	$334	$297,269	$417,436	$(11,271)	986	$(26,411)	$677,357

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	32,887	$329	$282,525	$338,995	$(7,234)	796	$(17,922)	$596,693
Net income	—	—	—	6,345	—	—	—	6,345
Foreign currency translation adjustment	—	—	—	—	842	—	—	842
Minimum pension and post retirement benefit plan adjustments, net of taxes of $4	—	—	—	—	12	—	—	12
Stock compensation expense	—	—	2,371	—	—	—	—	2,371
Cumulative effect of accounting change	—	—	—	1,582	—	—	—	1,582
Stock options exercised	12	—	139	—	—	—	—	139
Net settlement of restricted stock units	127	1	(1)	—	—	59	(2,151)	(2,151)
Balance at March 31, 2019	33,026	$330	$285,034	$346,922	$(6,380)	855	$(20,073)	$605,833

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal; for this and other reasons, such as the impact of the COVID-19 pandemic, financial results for any interim period are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual Form 10-K for the year ended December 31, 2019.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

The standard is effective for the Company as of January 1, 2020. The Company adopted the amendments in this update using the modified retrospective approach through a cumulative-effect adjustment to retained earnings of $291,000, net of $96,000 of income taxes, on the opening consolidated balance sheet as of January 1, 2020. The Company's financial assets that are in the scope of the standard are contract assets and accounts receivables which are short-term in nature. Additionally, the Company has identified and implemented appropriate changes to the Company's business processes, policies and internal controls to support reporting and disclosures.

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

The standard is effective for the Company as of January 1, 2020. The Company adopted the amendments in this update using the prospective method of adoption, and the adoption did not have a material impact to the Company's financial statements.

Date of adoption: Q1 2020

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

The Company is currently evaluating the requirements of this standard. The standard is not expected to have a material impact on the Company's financial statements. Date of adoption: Q1 2021

(3)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Trade accounts receivable	$156,399	$133,238
Costs in excess of billings	21,834	20,607
Total accounts receivables	178,233	153,845
Less allowance for doubtful accounts and contract assets	(5,781)	(6,330)
Accounts receivable	$172,452	$147,515

Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.

The Company is exposed to credit losses through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable and costs in excess of billings (collectively "accounts receivable") is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' accounts receivables. Due to the short-term nature of such accounts receivable, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances. Additionally, specific allowance amounts are established to record the appropriate provision for customers that no longer share risk characteristics similar with other accounts receivable. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the coronavirus ("COVID-19") pandemic and determined that the estimate of credit losses was not significantly impacted as of March 31, 2020.

Estimates are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Beginning balance as of January 1, 2020	$6,330
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	387
Bad debt expense	69
Write-off charged against the allowance and other adjustments	(1,005)
Ending balance as of March 31, 2020	$5,781

(4)	REVENUE

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

Refer to Note 14 "Segment Information" for additional information related to revenue recognized by timing of transfer of control by reportable segment.

As of March 31, 2020, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

Contract assets consist of costs in excess of billings. Contract liabilities consist of billings in excess of cost and unearned revenue. The following table presents the beginning and ending balances of costs in excess of billings, billings in excess of cost and unearned revenue as of March 31, 2020 and December 31, 2019, respectively, and revenue recognized during the three months ended March 31, 2020 and 2019, respectively, that was in billings in excess of cost and unearned revenue at the beginning of the period (in thousands):

	March 31, 2020	December 31, 2019
Costs in excess of billings	$21,834	$20,607
Billings in excess of cost	(34,567)	(47,598)
Unearned revenue	(19,388)	(17,311)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenue recognized in the period from:
Amounts included in billings in excess of cost at the beginning of the period	$29,221	$9,697
Amounts included in unearned revenue at the beginning of the period	$9,619	$4,661

(5)	INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw material	$50,601	$45,700
Work-in-process	9,471	5,988
Finished goods	28,513	26,788
Total inventories	$88,585	$78,476

(6)    ACQUISITIONS

On February 13, 2020, the Company purchased substantially all of the assets of Delta Separations, LLC, a California limited liability company, and Teaching Tech, LLC, a California limited liability company (collectively described as "Delta Separations"). Delta Separations was a privately-held engineering company primarily engaged in the assembly and sale of centrifugal ethanol-based extraction systems. The results of Delta Separations have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The preliminary purchase consideration for the acquisition of Delta Separations was $47.2 million, which includes a working capital adjustment and certain other adjustments provided for in the asset purchase agreement expected to be remitted in the next three to six months, at which time a final purchase price will be determined.

The purchase price for the acquisition of the assets was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $39.3 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and presence in the extraction processing markets.

The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Working capital	$3,183
Property, plant and equipment	337
Acquired intangible assets	7,600
Other assets	923
Other liabilities	(4,189)
Goodwill	39,335
Fair value of purchase consideration	$47,189

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$2,000	5 years
Technology	2,200	10 years
Customer relationships	3,400	5 years
Total	$7,600

On January 15, 2020, the Company purchased substantially all of the assets of Thermo Energy Systems, Inc., a Canadian-based, privately held provider of commercial greenhouse solutions in North America supporting the plant based organic food market. The results of Thermo Energy Systems have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The preliminary purchase consideration for the acquisition of Thermo Energy Systems was $7.3 million.
The purchase price for the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values and the remaining consideration was recorded to goodwill. Goodwill of approximately $13.3 million was recorded, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the commercial greenhouse markets.

The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$58
Working capital	(16,464)
Property, plant and equipment	1,029
Acquired intangible assets	9,386
Other assets	1,285
Other liabilities	(1,285)
Goodwill	13,324
Fair value of purchase consideration	$7,333

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$635	3 years
Technology	2,541	15 years
Customer relationships	6,210	10 years
Total	$9,386

On August 30, 2019, the Company acquired all of the outstanding membership interests of Apeks LLC ("Apeks"), a designer and manufacturer of botanical oil extraction systems and equipment. The results of Apeks have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The aggregate purchase consideration for the acquisition of Apeks was $12.6 million, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement.
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
The preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$4,154
Working capital	(1,412)
Property, plant and equipment	1,059
Acquired intangible assets	3,400
Other assets	508
Other liabilities	(1,081)
Goodwill	5,933
Fair value of purchase consideration	$12,561

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$1,900	5 years
Technology	900	7 years
Customer relationships	600	6 years
Total	$3,400

In determining the allocation of the purchase price to the assets acquired and the liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.

The acquisitions of Delta Separations, Thermo Energy Systems and Apeks were funded from available cash on hand.

The Company incurred certain acquisition-related costs composed of legal and consulting fees. These costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations.
During the three months ended March 31, 2020, the Company incurred $1.3 million of acquisition-related costs. The Company did not incur any acquisition-related costs during the three months ended March 31, 2019.

(7)	GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2020 are as follows (in thousands):

	Renewable Energy & Conservation	Residential Products	Industrial and Infrastructure Products	Total
Balance at December 31, 2019	$77,602	$198,075	$54,028	$329,705
Acquired goodwill	52,659	—	—	52,659
Adjustments to prior year acquisitions	75	—	—	75
Foreign currency translation	75	—	(469)	(394)
Balance at March 31, 2020	$130,411	$198,075	$53,559	$382,045

The Company conducts its annual goodwill impairment test as of October 31 each year. All of the Company’s ten reporting units had fair values exceeding their carrying values as of October 31, 2019. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and future macroeconomic and market conditions, along with its current market capitalization, projected cash flows and internal and external forecasts, and projections relating to the impact of the COVID-19 pandemic on each of its reporting units. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period
Indefinite-lived intangible assets:
Trademarks	$45,770	$—	$45,770	$—	Indefinite
Finite-lived intangible assets:
Trademarks	8,693	4,239	6,139	4,105	3 to 15 Years
Unpatented technology	34,289	16,354	29,544	15,807	5 to 20 Years
Customer relationships	80,777	41,490	71,195	40,294	5 to 17 Years
Non-compete agreements	1,649	1,567	1,649	1,499	4 to 10 Years
	125,408	63,650	108,527	61,705
Total acquired intangible assets	$171,178	$63,650	$154,297	$61,705

The following table summarizes the acquired intangible asset amortization expense for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization expense	$2,078	$1,797

Amortization expense related to acquired intangible assets for the remainder of fiscal 2020 and the next five years thereafter is estimated as follows (in thousands):

	2020	2021	2022	2023	2024	2025
Amortization expense	$5,311	$6,937	$6,459	$5,921	$5,666	$5,566

(8)	LONG-TERM DEBT

The Company did not have any long-term debt outstanding at March 31, 2020 and December 31, 2019.

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amends and restates the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The 2019 Senior Credit Agreement contains three financial covenants. As of March 31, 2020, the Company is in compliance with all three covenants.

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries.

Standby letters of credit of $5.9 million have been issued under the Senior Credit Agreement on behalf of the Company as of March 31, 2020. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of March 31, 2020, the Company had $394.1 million of availability under the revolving credit facility. No borrowings were outstanding under the Company's revolving credit facility at March 31, 2020 and December 31, 2019.

(9)	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables summarize the cumulative balance of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, (in thousands):

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(4,173)	$(1,939)	$(6,112)	$(721)	$(5,391)
Minimum pension and post retirement health care plan adjustments	—	25	25	7	18
Foreign currency translation adjustment	(5,898)	—	(5,898)	—	(5,898)
Balance at March 31, 2020	$(10,071)	$(1,914)	$(11,985)	$(714)	$(11,271)

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(5,939)	$(2,040)	$(7,979)	$(745)	$(7,234)
Minimum pension and post retirement health care plan adjustments	—	16	16	4	12
Foreign currency translation adjustment	842	—	842	—	842
Balance at March 31, 2019	$(5,097)	$(2,024)	$(7,121)	$(741)	$(6,380)

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

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the three months ended March 31, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2020		2019
Awards	Number of Awards (1)	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units	123,870	$53.29	145,420	$40.55
Restricted stock units	42,101	$52.31	117,821	$39.37

(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance or market conditions. The number of shares to be issued may vary between 0% and 200% of the number of performance stock units granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on either the Company’s return on invested capital (“ROIC”) over a one-year period performance period or revenue, gross profit and operating profit thresholds over a two or three-year performance period. The Company's PSUs with a market condition are based on the ranking of the Company’s total shareholder return (“TSR”) performance, on a percentile basis, over a three year performance period compared to the S&P Small Cap Industrial sector, over the same three year performance period.
(2) Performance stock units granted in 2019 have converted to 168,688 shares to be issued to recipients in the first quarter of 2022, representing 116% of the targeted 2019 award, based on the Company’s actual ROIC compared to ROIC target for the performance period ended December 31, 2019.
Equity Based Awards - Settled in Cash

The Company's equity-based liability includes awards under a management stock purchase plan. As of March 31, 2020, the Company's total share-based liabilities recorded on the consolidated balance sheet were $28.7 million, of which $12.2 million was included in non-current liabilities. The share-based liabilities as of December 31, 2019 were $28.0 million, of which $13.2 million was included in non-current liabilities.

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

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the three months ended March 31,:

	2020	2019
Restricted stock units credited	52,411	51,608
Share-based liabilities paid (in thousands)	$4,433	$4,933

(11)	EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

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

Exit activity costs were incurred during the three months ended March 31, 2020 and 2019 which related to moving and closing costs, contract terminations, and severance incurred as a result of process simplification initiatives. No facilities were closed as a result of these initiatives during these respective periods.

The following tables set forth the exit activity costs (recoveries) incurred by segment during the three months ended March 31, related to the restructuring activities described above (in thousands):

	Three months ended March 31,
	2020	2019
Renewable Energy and Conservation	$18	$94
Residential Products	221	151
Industrial and Infrastructure Products	(2)	(33)
Corporate	54	7
Total exit activity costs	$291	$219

The following table provides a summary of where the exit activity costs (recoveries) were recorded in the consolidated statements of income for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$87	$(34)
Selling, general, and administrative expense	204	253
Net exit activity charges	$291	$219

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2020	2019
Balance at January 1	$5,449	$1,923
Exit activity costs recognized	291	219
Cash payments	(4,728)	(550)
Balance at March 31	$1,012	$1,592

(12)	INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three months ended March 31, and the applicable effective tax rates:

	Three Months Ended March 31,
	2020	2019
Provision for income taxes	$2,986	$1,571
Effective tax rate	19.8%	19.8%

The effective tax rate for the three months ended March 31, 2020 and 2019, respectively, was less than the U.S. federal statutory rate of 21% due to favorable discrete items partially offset by state taxes and nondeductible permanent differences.

(13)    EARNINGS PER SHARE

Basic earnings and diluted weighted-average shares outstanding are as follows for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income available to common shareholders	$12,059	$6,345
Denominator for basic earnings per share:
Weighted average shares outstanding	32,586	32,279
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,586	32,279
Common stock options and stock units	297	338
Weighted average shares and conversions	32,883	32,617

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards, aggregating to 18,000 and 258,000 for the three months ended March 31, 2020 and 2019, respectively.

(14)	SEGMENT INFORMATION

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

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2020	2019
Net sales:
Renewable Energy and Conservation	$96,497	$68,837
Residential Products	103,419	103,709
Industrial and Infrastructure Products	49,801	55,188
Less: Intersegment sales	(278)	(317)
Net Industrial and Infrastructure Products	49,523	54,871
Total consolidated net sales	$249,439	$227,417

Income from operations:
Renewable Energy and Conservation	$5,699	$1,632
Residential Products	13,725	12,090
Industrial and Infrastructure Products	3,989	4,129
Unallocated Corporate Expenses	(8,223)	(7,285)
Total consolidated income from operations	$15,190	$10,566

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the three months ended March 31 (in thousands):

	Three Months Ended March 31, 2020
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$14,588	$102,331	$39,495	$156,414
Over Time	81,909	1,088	10,028	93,025
Total net sales	$96,497	$103,419	$49,523	$249,439

	Three Months Ended March 31, 2019
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$7,290	$102,892	$45,287	$155,469
Over Time	61,547	817	9,584	71,948
Total net sales	$68,837	$103,709	$54,871	$227,417

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “anticipates,” "aspires," “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the industries in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” disclosed in our Annual Report on Form 10-K along with Item 1A of this Form 10-Q. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition, liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

The Company serves customers primarily in North America including renewable energy (solar) developers, institutional and commercial growers of food and plants, home improvement retailers, wholesalers, distributors, and contractors. As of March 31, 2020, we operated 45 facilities in 19 states, Canada, China and Japan which includes 33 manufacturing facilities and five distribution centers. Our operational infrastructure provides the necessary scale to support local, regional, and national customers in each of our markets.

Our businesses and the end markets that our businesses serve are subject to changes in economic conditions that are influenced by various factors that could cause actual results to differ materially from current expectations. Such factors include, but are not limited to:

•	the impacts of the recent outbreak of the COVID-19 pandemic on the global economy, our customers, suppliers, employees, operations, business, liquidity and cash flows;

•	general economic conditions and conditions in the particular markets in which we operate;

•	changes in customer demand for residential construction, repair and remodeling, non-residential construction and infrastructure projects, botanical extraction equipment, and renewable energy sources;

•	capital spending, competitive factors and pricing pressures;

•	our ability to develop and launch new products in a cost-effective manner;

•
our ability to realize synergies from newly acquired businesses, and our ability to derive expected benefits from restructuring, productivity initiatives, liquidity enhancing actions, and other cost reduction actions;

•	changes in interest rates, exchange rates, commodity costs;

•	changes in governmental policies and funding, tax policies and incentives, tariffs, trade policies;

•	the need for protection of high value assets; and

•	climate change.

The impact of the recent outbreak of COVID-19 pandemic on our future consolidated results of operations is uncertain and will depend on the duration of the outbreak and its impact on our customers, suppliers, employees and subcontractors. Refer to the Company's Outlook section in this management discussion and analysis for consideration relative to future periods. We are taking proactive measures to respond to the challenges to our business and are altering our operations accordingly to continue to serve our end markets and maintain the safety of our employees.

We believe the key elements of our strategy discussed below will allow us to respond timely to the challenges presented by the COVID-19 pandemic and changes in the other various factors that could cause our actual results to differ materially from current expectations.

Business Strategy
Gibraltar’s mission is to create compounding and sustainable value with strong leadership positions in higher growth, profitable end markets. At the beginning of 2019, after four years of steady improvement in operational execution and financial results under the leadership of Frank Heard, the Company announced the appointment of Bill Bosway as Chief Executive Officer, with Frank Heard vacating the CEO role and being appointed Executive Vice Chair of the Board through his planned retirement in March 2020. Under Mr. Bosway’s leadership, management completed a thorough evaluation of the markets the Company participates in, as well as its position in each market. This work solidified the Company’s strategy and defined plans to accelerate growth and further improve the Company’s margin profile, both through organic and inorganic investment. It has also helped focus and prioritize the Company's key investments to delivers increasing returns and sustainable value for its shareholders.
The Company migrated from a Four-Pillar strategy to a Three-Pillar strategy with the operating foundation focused on three core tenets: Business Systems, Portfolio Management, and Organizational Development.

1.
Business Systems, which combines two of the Company's previous strategic pillars - operational excellence and product innovation is supported by an execution review of the Company's monthly business performance, implementation of key investments, information technology operating and digital systems performance, and new product and services innovation.

2.
Portfolio Management, which combines the two other previous strategic pillars - acquisitions and portfolio management is focused on optimizing the Company’s business portfolio and ensuring our human and financial capital are invested to provide sustainable, profitable growth while expanding our relevance with customers and shaping our markets. The recent acquisitions of Apeks, LLC ("Apeks") in August 2019, Thermo Energy Systems, Inc. ("Thermo") in January 2020, and Delta Separations LLC and Teaching Tech LLC (collectively “Delta Separations”) in February 2020 were the direct result of our portfolio management strategy.

3.
Organizational Development is the third pillar of our strategy. In order to execute Business Systems and Portfolio Management, the Company must have a strong organization to execute, and the organization must continuously develop and improve. The Company aspires to make our workplace the "Best Place to Work", by focusing on creating the best development and learning environment for our people, proactively operate businesses that mitigate environmental and climate related impacts, and engage and support the communities in which we are located. We believe doing so helps us attract and retain the best people, enhancing our ability to execute our business plans.

In addition to migrating from a Four-Pillar strategy to a Three-Pillar strategy, the Company:

•	Implemented new management tools to complement our core 80/20 toolkit and drive improvements in our operating margins;

•
Increased the percentage of our sales that are direct to end customers, allowing us to have a more meaningful connection with our end customers, providing the opportunity to better understand the challenges our customers face, and developing solutions to these challenges; and

•	Continued to shift the focus of our portfolio to take advantage of rising tides in the renewable energy and conservation markets.

We believe the key elements of our strategy have, and will continue to enable us, to respond timely to changes in the end markets we serve, including evolving changes due to the outbreak of COVID-19. We have and expect to continue to examine the need for restructuring of our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. We believe our enhanced strategy enabled us to better react to volatility in commodity costs and fluctuations in customer demand, along with helping to improve margins. We have used the improved cash flows generated by these initiatives to pay down debt, improve our liquidity position, and invest in growth initiatives. Overall, we continue to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns.

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

Results of Operations
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
The Company did not experience any significant impact on its operations from the COVID-19 pandemic during the quarter ended March 31, 2020, as stay at home and shelter in place orders were not issued until the later days of March 2020. Our businesses are deemed essential and therefore we generally continued to operate after these orders were issued. Refer to the Company's Outlook section in the MD&A for consideration relative to future periods.
The following table sets forth selected results of operations data (in thousands) and its percentage of net sales for the three months ended March 31:

	2020		2019
Net sales	$249,439	100.0%	$227,417	100.0%
Cost of sales	193,052	77.4%	183,517	80.7%
Gross profit	56,387	22.6%	43,900	19.3%
Selling, general, and administrative expense	41,197	16.5%	33,334	14.7%
Income from operations	15,190	6.1%	10,566	4.6%
Interest (income) expense	(47)	0.0%	2,061	0.9%
Other expense	192	0.1%	589	0.2%
Income before taxes	15,045	6.0%	7,916	3.5%
Provision for income taxes	2,986	1.2%	1,571	0.7%
Net income	$12,059	4.8%	$6,345	2.8%

The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

	2020	2019	Total Change
Net sales:
Renewable Energy and Conservation	$96,497	$68,837	$27,660
Residential Products	103,419	103,709	(290)
Industrial and Infrastructure Products	49,801	55,188	(5,387)
Less: Intersegment sales	(278)	(317)	39
Net Industrial and Infrastructure Products	49,523	54,871	(5,348)
Consolidated	$249,439	$227,417	$22,022

Consolidated net sales increased by $22.0 million, or 9.7%, to $249.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The 9.7% increase in revenue was driven by $15.7 million of sales generated from our acquisitions of Delta Separations and Thermo during the current year quarter and the prior year acquisition of Apeks. The organic growth in the quarter stemmed from a 2.8% increase in volume, primarily from our Renewable Energy and Conservation segment, which more than offset the volume decline in our Industrial and Infrastructure Products segment. Revenue in our Residential Products segment was essentially flat as compared to the prior year quarter.
Net sales in our Renewable Energy and Conservation segment increased 40.3%, or $27.7 million, to $96.5 million for the three months ended March 31, 2020 compared to $68.8 million for the three months ended March 31, 2019. Sales generated from the current year quarter acquisitions of Delta Separations and Thermo, along with the prior year acquisition of Apeks, contributed $15.7 million to the increase in the current year. In addition, strong organic growth was the result of healthy market dynamics and participation gains as evidenced by our 58% improvement in backlog year over year, or 13% on an organic basis.

Net sales in our Residential Products segment decreased 0.3%, or $0.3 million, to $103.4 million for the three months ended March 31, 2020 compared to $103.7 million for the three months ended March 31, 2019. The slight decrease from the prior year quarter was the result of product line simplification actions taken in 2019 and from lower volume for products sold directly to homeowners.
Net sales in our Industrial and Infrastructure Products segment decreased 9.7%, or $5.3 million, to $49.5 million for the three months ended March 31, 2020 compared to $54.9 million for the three months ended March 31, 2019. Increased volume in the Infrastructure business was more than offset by lower revenue in the Industrial businesses, driven by lower demand and lower steel prices impacting its core industrial products.
Our consolidated gross margin increased to 22.6% for the three months ended March 31, 2020 compared to 19.3% for the three months ended March 31, 2019. This increase was the result of improved operating execution compared to the prior year quarter which included $3.4 million of incremental costs for design refinement and field improvements for our solar tracking solution. Favorable alignment of material costs to customer selling prices, volume leverage and benefits from our 80/20 simplification initiatives also contributed to the improved gross margin year over year. Partially offsetting the above improvements were lower gross margins generated from our recent acquisitions.
Selling, general, and administrative (SG&A) expenses increased by $7.9 million, or 23.6%, to $41.2 million for the three months ended March 31, 2020 from $33.3 million for the three months ended March 31, 2019. The $7.9 million increase was largely the result of $3.7 million of incremental SG&A expenses recorded quarter over quarter for our recent acquisitions, along with costs incurred to effect the acquisitions closed during the quarter. SG&A expenses as a percentage of net sales increased to 16.5% for the three months ended March 31, 2020 compared to 14.7% for the three months ended March 31, 2019.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended March 31, (in thousands):

	2020		2019		Total Change
Income from operations:
Renewable Energy and Conservation	$5,699	5.9%	$1,632	2.4%	$4,067
Residential Products	13,725	13.3%	12,090	11.7%	1,635
Industrial and Infrastructure Products	3,989	8.1%	4,129	7.5%	(140)
Unallocated Corporate Expenses	(8,223)	(3.3)%	(7,285)	(3.2)%	(938)
Consolidated income from operations	$15,190	6.1%	$10,566	4.6%	$4,624
The Renewable Energy and Conservation segment generated an operating margin of 5.9% in the current year quarter compared to 2.4% in the prior year quarter. The increase in operating margin was largely the result of $3.4 million of incremental costs incurred during the prior year quarter for design refinement and field improvements for our solar tracking solution. Volume leverage, improved operating execution and favorable alignment of material costs to customer selling prices also contributed to the improved margin year over year. Partially offsetting the above improvements were losses generated from our recent acquisitions which incurred seasonally lower volumes and include lower margin projects as compared to our organic margin profile.
Our Residential Products segment generated an operating margin of 13.3% during the three months ended March 31, 2020 compared to 11.7% during the three months ended March 31, 2019. The increase resulted from a favorable alignment of material costs to customer selling prices along with continued benefits from 80/20 simplification initiatives.
Our Industrial and Infrastructure Products segment generated an operating margin of 8.1% during the three months ended March 31, 2020 compared to 7.5% during the three months ended March 31, 2019. The increase in operating margin was the result of a more favorable alignment of material costs to customer selling prices, higher margin product mix and ongoing benefit from the Company's 80/20 initiatives.

Unallocated corporate expenses increased $0.9 million from $7.3 million during the three months ended March 31, 2019 to $8.2 million during the three months ended March 31, 2020. This increase from the prior year quarter was largely the result of costs incurred to effect the acquisitions closed during the quarter.

Interest income realized for the three months ended March 31, 2020 was negligible. The change from $2.1 million of interest expense incurred for the three months ended March 31, 2019 resulted from the redemption of the Company's outstanding 6.25% Senior Subordinated Notes during the first quarter of 2019. No amounts were outstanding under our revolving credit facility during the three months ended March 31, 2020 and 2019.
We recognized a provision for income taxes of $3.0 million and $1.6 million, with an effective tax rate of 19.8% for both the three months ended March 31, 2020, and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 and 2019, respectively, was less than the U.S. federal statutory rate of 21% due to favorable discrete items partially offset by state taxes and nondeductible permanent differences.

Outlook

Gibraltar continues to accelerate growth and margin improvement through organic and inorganic investment in inherently attractive end markets that are vital to the economy’s core needs and less impacted by economic variables. Our higher growth businesses - renewable energy, commercial greenhouse growing, and processing - represented 39% of first quarter revenue and generated 58% growth in backlog as these markets continue to accelerate. The infrastructure business is also experiencing solid market growth and participation gains as reflected in backlog that has grown 13% over the prior year quarter.
The core residential building products businesses - ventilation, building accessories, and postal - delivered modest growth in the first quarter, but did see demand begin to slow after the end of the first quarter. The home improvement and industrial businesses have been the most impacted in today’s environment. Overall, the we expects demand in the immediate future to lag prior year until consumer confidence and spending improves. We have not seen a disruption from our suppliers. Our supply chain team remains in close contact with key suppliers and alternate supply sources to mitigate the risk of potential supply disruption.
We will continue to enhance our revenue and income streams and, backed by the strength of our balance sheet, will remain focused on executing our strategy, working to improve our business, and helping our team, customers, suppliers, and partners successfully navigate through today’s environment. We are leveraging our operating system - Business Systems, Portfolio Management, and Organization Development - to refine our business, strengthen the organization, and execute critical initiatives that will accelerate growth, profitability, asset utilization, and further improve return on invested capital.

Given the current economic environment and reduced visibility, it is difficult to provide guidance for the second quarter and full-year 2020. Therefore, we are going to rescind our previous guidance. However, we do expect to deliver positive earnings and generate cash from operations throughout 2020. We will revisit the practice of providing guidance as we complete the second quarter.

Liquidity and Capital Resources

Our principal capital requirements are to fund our operations' working capital and capital improvements and to provide capital for acquisitions. The following table sets forth our liquidity position as of:

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$85,966	$191,363
Availability on revolving credit facility	394,100	393,991
	$480,066	$585,354

We believe that our cash on hand, lack of outstanding debt, and available borrowing capacity provided under the Senior Credit Agreement provide us with ample liquidity and capital resources to weather the economic impacts of the COVID-19 pandemic while continuing to invest in operational excellence, growth initiatives and the development of our organization. Given the economic uncertainty caused by the COVID-19 pandemic and federal, state and local governments response to it, we have currently paused our acquisition activities. We remain in contact with the companies aligned with our strategic initiatives and expect to re-engage in these acquisition processes when the economic impact becomes clearer. In the interim, we remain highly focused on managing our working capital, which may include adjusting scheduled deliveries of inventory to match current demand levels, closely monitoring customer credit and collection activities, and working to extend payment terms.

Our Senior Credit Agreement provides us with the liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2020, our foreign subsidiaries held $29.6 million of cash in U.S. dollars, of which $12.9 million is available to be repatriated to the U.S., net of $0.6 million of withholding tax. Subsequent cash generated by our foreign subsidiaries will be reinvested into their operations.

We are taking advantage of the option to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), and estimate that this deferral will allow us to retain approximately $4 million in cash during the remainder of 2020 that would have otherwise been remitted to the federal government. The deferred tax payments will be repaid equally in 2021 and 2022.

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

Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2020	2019
Cash (used in) provided by:
Operating activities of continuing operations	$(43,012)	$(37,488)
Investing activities of continuing operations	(57,309)	(3,374)
Financing activities of continuing operations	(4,160)	(213,247)
Effect of foreign exchange rate changes	(916)	612
Net decrease in cash and cash equivalents	$(105,397)	$(253,497)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 of $43.0 million consisted of net income of $12.1 million, non-cash net charges totaling $7.2 million, which include depreciation, amortization, stock compensation, and other non-cash charges, and an investment in working capital and other net assets of $62.3 million. In addition to seasonal increases in inventory and trade receivables and payables, the investment in net working capital and other net assets was largely driven by an investment of $37.5 million in Thermo, one of our recent acquisitions, which was undercapitalized at purchase, along with the payments made during the quarter for the Company's performance based incentive plans, customer rebates, and settlements of multi-employer pension plans terminated during 2019.

Net cash used in operating activities of $37.5 million during the three months ended March 31, 2019 consisted of an investment in working capital and other net assets of $54.0 million offset by $10.2 million from non-cash charges including depreciation, amortization, stock compensation and other net charges as well as net income of $6.3 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 of $57.3 million primarily consisted of net cash paid for the acquisitions of Delta Separations of $47.2 million and Thermo Energy Systems of $7.3 million and capital expenditures of $2.8 million.

Net cash used in investing activities for the three months ended March 31, 2019 of $3.4 million consisted of capital expenditures of $3.1 million and a payment of $0.3 million related to the acquisition of SolarBOS.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 of $4.2 million was primarily the result of purchases of treasury stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans.

Net cash used in financing activities for the three months ended March 31, 2019 of $213.2 million consisted of the repayment of $210.0 million of 6.25% Senior Subordinated Notes on February 1, 2019, purchases of treasury stock of $2.1 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans and the payment of debt issuance costs of $1.2 million.

See Note 8 to the Company's consolidated financial statements in Part I, Item 1, Financial Statements, of this Form 10-Q for further information on the Company’s Senior Credit Agreement.
Off Balance Sheet Financing Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Estimates
In the current year, there have been no changes to our critical accounting estimates from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
See Note 2 to the Company's consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its foreign operations. Refer to Item 7A in the Company's Form 10-K for the year ended December 31, 2019 for more information about the Company's exposure to market risk.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. We believe there have been no material changes from the risk factors previously disclosed in our Form 10-K. During the quarter ended March 31, 2020, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2019 Annual Report, except as follows:

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

The COVID-19, or coronavirus, pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to affect our business as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, seek voluntary facility closures or impose other restrictions to help control the spread of COVID-19. Although we cannot predict the duration or scope of the COVID-19 pandemic, current actions to control the spread of COVID-19 may adversely impact our business, including limiting our ability to implement our strategic growth initiatives, causing delays in our receipt of raw materials and other product components due to disruptions in our supply chain, limiting access to our distribution channels, reducing the availability of our workforce and subcontractors and increased threats of cyber attacks on our information technology infrastructure. The instability in global financial markets and unpredictable changes in our supply chain or our production capacity and customer demand resulting from the COVID-19 pandemic may pose material risk to our results of operations, financial condition, and cash flows. We are continuously monitoring the impact to our business and operations and taking action to mitigate the risks involved. However, prolonged disruption to the economy and the end markets we serve may have a material adverse impact our business, results of operations, financial condition, and cash flows.
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
Date: May 6, 2020