Form 10-Q
period 2020-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2020-08-05
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 3, 2020, the number of common shares outstanding was: 32,423,220.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales	$285,814	$262,655	$535,253	$490,072
Cost of sales	213,556	199,097	406,608	382,614
Gross profit	72,258	63,558	128,645	107,458
Selling, general, and administrative expense	37,667	36,952	78,864	70,286
Income from operations	34,591	26,606	49,781	37,172
Interest expense	214	219	167	2,280
Other (income) expense	(1,787)	(13)	(1,595)	576
Income before taxes	36,164	26,400	51,209	34,316
Provision for income taxes	8,872	6,487	11,858	8,058
Net income	$27,292	$19,913	$39,351	$26,258

Net earnings per share:
Basic	$0.84	$0.62	$1.21	$0.81
Diluted	$0.83	$0.61	$1.20	$0.80
Weighted average shares outstanding:
Basic	32,605	32,321	32,596	32,300
Diluted	32,860	32,642	32,868	32,630
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$27,292	$19,913	$39,351	$26,258
Other comprehensive income (loss):
Foreign currency translation adjustment	2,815	998	(3,083)	1,840
Minimum pension and post retirement benefit plan adjustments	18	12	36	24
Other comprehensive income (loss)	2,833	1,010	(3,047)	1,864
Total comprehensive income	$30,125	$20,923	$36,304	$28,122
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,859	$191,363
Accounts receivable, net of allowance of $6,270 and $6,330	193,609	147,515
Inventories	79,058	78,476
Prepaid expenses and other current assets	22,849	19,748
Total current assets	416,375	437,102
Property, plant, and equipment, net	94,723	95,409
Operating lease assets	33,383	27,662
Goodwill	378,740	329,705
Acquired intangibles	110,481	92,592
Other assets	1,794	1,980
	$1,035,496	$984,450
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$116,853	$83,136
Accrued expenses	94,009	98,463
Billings in excess of cost	29,281	47,598
Total current liabilities	240,143	229,197
Deferred income taxes	40,022	40,334
Non-current operating lease liabilities	24,400	19,669
Other non-current liabilities	21,167	21,286
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 33,413 shares and 33,192 shares issued and outstanding in 2020 and 2019	334	332
Additional paid-in capital	299,829	295,582
Retained earnings	444,728	405,668
Accumulated other comprehensive loss	(8,438)	(5,391)
Cost of 993 and 906 common shares held in treasury in 2020 and 2019	(26,689)	(22,227)
Total shareholders’ equity	709,764	673,964
	$1,035,496	$984,450
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$39,351	$26,258
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,054	9,892
Stock compensation expense	4,171	6,091
Gain on sale of business	(1,881)	—
Exit activity costs, non-cash	346	—
(Benefit of) provision for deferred income taxes	(216)	278
Other, net	1,018	2,437
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(25,842)	(41,156)
Inventories	5,661	13,464
Other current assets and other assets	1,996	(4,983)
Accounts payable	(1,732)	4,012
Accrued expenses and other non-current liabilities	(41,181)	(9,807)
Net cash (used in) provided by operating activities	(7,255)	6,486
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(54,385)	(264)
Net proceeds from sale of property and equipment	59	60
Purchases of property, plant, and equipment	(5,231)	(6,265)
Net proceeds from sale of business	704	—
Net cash used in investing activities	(58,853)	(6,469)
Cash Flows from Financing Activities
Long-term debt payments	—	(212,000)
Payment of debt issuance costs	—	(1,235)
Purchase of treasury stock at market prices	(4,462)	(3,149)
Net proceeds from issuance of common stock	78	208
Net cash used in financing activities	(4,384)	(216,176)
Effect of exchange rate changes on cash	(12)	1,035
Net decrease in cash and cash equivalents	(70,504)	(215,124)
Cash and cash equivalents at beginning of year	191,363	297,006
Cash and cash equivalents at end of period	$120,859	$81,882
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	33,192	$332	$295,582	$405,668	$(5,391)	906	$(22,227)	$673,964
Net income	—	—	—	12,059	—	—	—	12,059
Foreign currency translation adjustment	—	—	—	—	(5,898)	—	—	(5,898)
Minimum pension and post retirement benefit plan adjustments, net of taxes of $7	—	—	—	—	18	—	—	18
Stock compensation expense	—	—	1,665	—	—	—	—	1,665
Cumulative effect of accounting change (See Note 2)	—	—	—	(291)	—	—	—	(291)
Stock options exercised	3	—	24	—	—	—	—	24
Net settlement of restricted stock units	193	2	(2)	—	—	80	(4,184)	(4,184)
Balance at March 31, 2020	33,388	$334	$297,269	$417,436	$(11,271)	986	$(26,411)	$677,357
Net income	—	—	—	27,292	—	—	—	27,292
Foreign currency translation adjustment	—	—	—	—	2,815	—	—	2,815
Minimum pension and post retirement benefit plan adjustments, net of taxes of $6	—	—	—	—	18	—	—	18
Stock compensation expense	—	—	2,506	—	—	—	—	2,506
Stock options exercised	6	—	54	—	—	—	—	54
Awards of common shares	4	—	—	—	—	—	—	—
Net settlement of restricted stock units	15	—	—	—	—	7	(278)	(278)
Balance at June 30, 2020	33,413	$334	$299,829	$444,728	$(8,438)	993	$(26,689)	$709,764

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

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Gibraltar Industries, Inc. (the "Company") have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal; for this and other reasons, such as the impact of the COVID-19 pandemic, financial results for any interim period are not necessarily indicative of the results expected for any subsequent interim period or for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual Form 10-K for the year ended December 31, 2019.

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

(3) ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Trade accounts receivable	$175,251	$133,238
Costs in excess of billings	24,628	20,607
Total accounts receivables	199,879	153,845
Less allowance for doubtful accounts and contract assets	(6,270)	(6,330)
Accounts receivable	$193,609	$147,515

Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.

The Company is exposed to credit losses through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable and costs in excess of billings (collectively "accounts receivable") is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' accounts receivables. Due to the short-term nature of such accounts receivable, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances. Additionally, specific allowance amounts are established to record the appropriate provision for customers that no longer share risk characteristics similar with other accounts receivable. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of June 30, 2020.

Estimates are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Beginning balance as of January 1, 2020	$6,330
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	387
Bad debt expense	687
Write-off charged against the allowance and other adjustments	(1,134)
Ending balance as of June 30, 2020	$6,270

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

As of June 30, 2020, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

Contract assets consist of costs in excess of billings. Contract liabilities consist of billings in excess of cost and unearned revenue. The following table presents the beginning and ending balances of costs in excess of billings, billings in excess of cost and unearned revenue as of June 30, 2020 and December 31, 2019, respectively, and revenue recognized during the six months ended June 30, 2020 and 2019, respectively, that was in billings in excess of cost and unearned revenue at the beginning of the period (in thousands):

	June 30, 2020	December 31, 2019
Costs in excess of billings	$24,627	$20,607
Billings in excess of cost	(29,281)	(47,598)
Unearned revenue	(16,503)	(17,311)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenue recognized in the period from:
Amounts included in billings in excess of cost at the beginning of the period	$42,115	$11,357
Amounts included in unearned revenue at the beginning of the period	$12,553	$6,153

(5) INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw material	$43,234	$45,700
Work-in-process	6,206	5,988
Finished goods	29,618	26,788
Total inventories	$79,058	$78,476

(6) ACQUISITIONS

2020 Acquisitions

On February 13, 2020, the Company purchased substantially all of the assets of Delta Separations, LLC, a California limited liability company, and Teaching Tech, LLC, a California limited liability company (collectively described as "Delta Separations"). Delta Separations was a privately-held engineering company primarily engaged in the assembly and sale of centrifugal ethanol-based extraction systems. The results of Delta Separations have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The purchase consideration for the acquisition of Delta Separations was $47.1 million, which includes a working capital adjustment and certain other adjustments provided for in the asset purchase agreement.

The purchase price for the acquisition of the assets was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $32.9 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and presence in the extraction processing markets.

The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Working capital	$4,063
Property, plant and equipment	219
Acquired intangible assets	13,000
Other assets	951
Other liabilities	(4,027)
Goodwill	32,906
Fair value of purchase consideration	$47,112

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$6,000	Indefinite
Technology	3,200	10 years
Customer relationships	3,200	11 years
Non-compete agreements	300	5 years
Backlog	300	0.25 years
Total	$13,000

On January 15, 2020, the Company purchased substantially all of the assets of Thermo Energy Systems Inc. ("Thermo"), a Canadian-based, privately held provider of commercial greenhouse solutions in North America supporting the plant based organic food market. The results of Thermo have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The preliminary purchase consideration for the acquisition of Thermo was $7.3 million.
The purchase price for the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values and the remaining consideration was recorded to goodwill. Goodwill of approximately $16.1 million was recorded, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the commercial greenhouse markets. The preliminary allocation of the purchase price is subject to adjustments during the measurement period as third-party valuations are finalized. The final purchase price allocation will be completed no later than the first quarter of 2021.
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$135
Working capital	(19,718)
Property, plant and equipment	1,069
Acquired intangible assets	9,750
Other current assets	35
Other assets	1,335
Other liabilities	(1,335)
Goodwill	16,062
Fair value of purchase consideration	$7,333

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$660	3 years
Technology	2,639	15 years
Customer relationships	6,451	10 years
Total	$9,750

2019 Acquisition
On August 30, 2019, the Company acquired all of the outstanding membership interests of Apeks LLC ("Apeks"), a designer and manufacturer of botanical oil extraction systems and equipment. The results of Apeks have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The aggregate purchase consideration for the acquisition of Apeks was $12.6 million, which includes a working capital adjustment and certain other adjustments provided for in the membership interest purchase agreement.
The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $6.4 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and presence in the extraction processing markets.
The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$4,154
Working capital	(1,515)
Property, plant and equipment	1,059
Acquired intangible assets	3,000
Other assets	508
Other liabilities	(1,081)
Goodwill	6,436
Fair value of purchase consideration	$12,561

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$1,400	Indefinite
Technology	900	7 years
Customer relationships	700	6 years
Total	$3,000

In determining the allocation of the purchase price to the assets acquired and the liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.

The acquisitions of Delta Separations, Thermo and Apeks were funded from available cash on hand.

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

The acquisition-related costs consisted of the following for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative costs	$588	$4	$1,848	$4
Cost of sales	634	—	634	—
Total acquisition-related costs	$1,222	$4	$2,482	$4

(7) GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows (in thousands):

	Renewable Energy & Conservation	Residential Products	Industrial and Infrastructure Products	Total
Balance at December 31, 2019	$77,602	$198,075	$54,028	$329,705
Acquired goodwill	49,001	—	—	49,001
Adjustments to prior year acquisitions	579	—	—	579
Foreign currency translation	(281)	—	(264)	(545)
Balance at June 30, 2020	$126,901	$198,075	$53,764	$378,740

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

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$51,295	$—	$45,770	$—
Finite-lived intangible assets:
Trademarks	6,753	4,328	6,139	4,105
Unpatented technology	35,383	17,031	29,544	15,807
Customer relationships	80,976	42,876	71,195	40,294
Non-compete agreements	1,949	1,640	1,649	1,499
Backlog	300	300	—	—
	125,361	66,175	108,527	61,705
Total acquired intangible assets	$176,656	$66,175	$154,297	$61,705

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense	$2,412	$1,797	$4,490	$3,594

Amortization expense related to acquired intangible assets for the remainder of fiscal 2020 and the next five years thereafter is estimated as follows (in thousands):

	2020	2021	2022	2023	2024	2025
Amortization expense	$3,860	$7,633	$7,154	$6,617	$6,363	$6,203

(8) LONG-TERM DEBT

The Company did not have any long-term debt outstanding at June 30, 2020 and December 31, 2019.

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of June 30, 2020, the Company is in compliance with all three covenants.

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries.

Standby letters of credit of $5.9 million have been issued under the Senior Credit Agreement on behalf of the Company as of June 30, 2020. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of June 30, 2020, the Company had $394.1 million of availability under the revolving credit facility. No borrowings were outstanding under the Company's revolving credit facility at June 30, 2020 and December 31, 2019.

(9) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables summarize the cumulative balance of each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, (in thousands):

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(4,173)	$(1,939)	$(6,112)	$(721)	$(5,391)
Minimum pension and post retirement health care plan adjustments	—	25	25	7	18
Foreign currency translation adjustment	(5,898)	—	(5,898)	—	(5,898)
Balance at March 31, 2020	$(10,071)	$(1,914)	$(11,985)	$(714)	$(11,271)
Minimum pension and post retirement health care plan adjustments	—	24	24	6	18
Foreign currency translation adjustment	2,815	—	2,815	—	2,815
Balance at June 30, 2020	$(7,256)	$(1,890)	$(9,146)	$(708)	$(8,438)

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(5,939)	$(2,040)	$(7,979)	$(745)	$(7,234)
Minimum pension and post retirement health care plan adjustments	—	16	16	4	12
Foreign currency translation adjustment	842	—	842	—	842
Balance at March 31, 2019	$(5,097)	$(2,024)	$(7,121)	$(741)	$(6,380)
Minimum pension and post retirement health care plan adjustments	—	17	17	5	12
Foreign currency translation adjustment	998	—	998	—	998
Balance at June 30, 2019	$(4,099)	$(2,007)	$(6,106)	$(736)	$(5,370)

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

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the six months ended June 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2020		2019
Awards	Number of Awards (1)	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units	127,397	$53.16	145,420	$40.55
Restricted stock units	43,842	$52.12	117,821	$39.37
Deferred stock units	12,402	$45.98	7,509	$37.95
Common shares	4,134	$45.98	7,509	$37.95
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
Equity Based Awards - Settled in Cash

The Company's equity-based liability includes awards under a management stock purchase plan. As of June 30, 2020, the Company's total share-based liabilities recorded on the consolidated balance sheet were $29.2 million, of which $12.7 million was included in non-current liabilities. The share-based liabilities as of December 31, 2019 were $28.0 million, of which $13.2 million was included in non-current liabilities.

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

The deferrals and company-matching are credited to an account that represents a share-based liability. Eligible employees may direct their deferrals to invest in phantom restricted stock units that are measured on the 200-day average of the Company’s stock price, hypothetical investment alternatives available under Company’s 401(k) plan that are measured at market value, or a combination of both. Non-employee directors may only direct their deferrals into phantom restricted stock units that are measured on the 200-day average of the Company’s stock price. The company-matching is made in phantom restricted stock units and measured on the 200-day average of the Company’s stock price. The account will be converted to and settled in cash payable to participants upon retirement or a termination of their service to the Company.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the six months ended June 30,:

	2020	2019
Restricted stock units credited	52,965	55,513
Share-based liabilities paid (in thousands)	$4,433	$5,742

(11) EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company has incurred exit activity costs and asset impairment charges as a result of its 80/20 simplification and portfolio management initiatives. These initiatives have resulted in the identification of low-volume, low margin, internally-produced products which have been or will be outsourced or discontinued, the simplification of processes, the sale and exiting of less profitable businesses or product lines, and the reduction in our manufacturing footprint.

Exit activity costs were incurred during the six months ended June 30, 2020 and 2019 which related to moving and closing costs, contract terminations, and severance incurred as a result of process simplification initiatives. During the six months ended June 30, 2020, the Company closed one facility in conjunction with these initiatives. No facilities were closed as a result of these initiatives during the first half of 2019.

The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three and six months ended June 30, related to the restructuring activities described above (in thousands):

	Three months ended June 30,
	2020			2019
	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity (recoveries) costs, net	Total
Renewable Energy and Conservation	$72	$316	$388	$—	$(95)	$(95)
Residential Products	—	263	263	—	219	219
Industrial and Infrastructure Products	274	40	314	—	1,346	1,346
Corporate	—	45	45	—	666	666
Total exit activity costs & asset impairments	$346	$664	$1,010	$—	$2,136	$2,136

	Six months ended June 30,
	2020			2019
	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity (recoveries) costs, net	Total
Renewable Energy and Conservation	$72	$334	$406	$—	$(1)	$(1)
Residential Products	—	484	484	—	370	370
Industrial and Infrastructure Products	274	38	312	—	1,313	1,313
Corporate	—	99	99	—	673	673
Total exit activity costs & asset impairments	$346	$955	$1,301	$—	$2,355	$2,355

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the consolidated statements of income for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$786	$319	$873	$285
Selling, general, and administrative expense	224	1,817	428	2,070
Total asset impairment and exit activity charges	$1,010	$2,136	$1,301	$2,355

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2020	2019
Balance at January 1	$5,449	$1,923
Exit activity costs recognized	955	2,355
Cash payments	(5,575)	(1,329)
Balance at June 30	$829	$2,949

On June 30, 2020, the Company sold its self-guided apartment tour application business to a third party from its Residential Products segment. The $2.0 million net proceeds from the sale resulted in pre-tax net gain of $1.9 million and has been presented within other (income) expense in the consolidated statements of income. This divestiture does not meet the criteria to be reported as a discontinued operation nor will it have a major effect on the Company's operations.

(12) INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and six months ended June 30, and the applicable effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Provision for income taxes	$8,872	$6,487	$11,858	$8,058
Effective tax rate	24.5%	24.6%	23.2%	23.5%
The effective tax rate for the three and six months ended June 30, 2020 and 2019, respectively, was more than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not materially impact the Company’s income tax provision.

On July 20, 2020, the Department of Treasury and the Internal Revenue Service issued final regulations addressing the treatment of income earned by certain foreign corporations related to the treatment of income that is subject to high rate of foreign tax under the global intangible low-taxed income ("GILTI") and subpart F income regimes. These provisions would be effective for the Company starting in 2021 but includes retroactive provisions that may allow for retroactive application. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

(13) EARNINGS PER SHARE

Basic earnings and diluted weighted-average shares outstanding are as follows for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$27,292	$19,913	$39,351	$26,258
Denominator for basic earnings per share:
Weighted average shares outstanding	32,605	32,321	32,596	32,300
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,605	32,321	32,596	32,300
Common stock options and stock units	255	321	272	330
Weighted average shares and conversions	32,860	32,642	32,868	32,630

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards, aggregating to 77,000 and 366,000 for the three months ended June 30, 2020 and 2019, respectively, and 47,000 and 312,000 for the six months ended June 30, 2020 and 2019, respectively.

(14) SEGMENT INFORMATION

The Company is organized into three reportable segments on the basis of the production process and products and services provided by each segment, identified as follows:

(i)Renewable Energy and Conservation, which primarily includes designing, engineering, manufacturing and installation of solar racking, electrical balance of systems, extraction systems and greenhouse structures;
(ii)Residential Products, which primarily includes roof and foundation ventilation products, rain dispersion products and roofing accessories, centralized mail systems and electronic package solutions; and
(iii)Industrial and Infrastructure Products, which primarily includes expanded and perforated metal, perimeter security systems, expansion joints, and structural bearings.

When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.
The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Renewable Energy and Conservation	$98,259	$76,004	$194,756	$144,841
Residential Products	139,472	130,433	242,891	234,142
Industrial and Infrastructure Products	48,263	56,547	98,064	111,735
Less: Intersegment sales	(180)	(329)	(458)	(646)
Net Industrial and Infrastructure Products	48,083	56,218	97,606	111,089
Total consolidated net sales	$285,814	$262,655	$535,253	$490,072

Income from operations:
Renewable Energy and Conservation	$9,188	$9,649	$14,887	$11,281
Residential Products	27,964	20,778	41,689	32,868
Industrial and Infrastructure Products	6,644	4,069	10,633	8,198
Unallocated Corporate Expenses	(9,205)	(7,890)	(17,428)	(15,175)
Total consolidated income from operations	$34,591	$26,606	$49,781	$37,172

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2020
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$12,416	$138,288	$37,179	$187,883
Over Time	85,843	1,184	10,904	97,931
Total net sales	$98,259	$139,472	$48,083	$285,814

	Three Months Ended June 30, 2019
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$8,469	$129,566	$46,315	$184,350
Over Time	67,535	867	9,903	78,305
Total net sales	$76,004	$130,433	$56,218	$262,655

	Six Months Ended June 30, 2020
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$27,004	$240,619	$76,674	$344,297
Over Time	167,752	2,272	20,932	190,956
Total net sales	$194,756	$242,891	$97,606	$535,253

	Six Months Ended June 30, 2019
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$15,759	$232,458	$91,602	$339,819
Over Time	129,082	1,684	19,487	150,253
Total net sales	$144,841	$234,142	$111,089	$490,072

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

We use certain operating performance measures, specifically consolidated gross margin, operating margin by segment and consolidated operating margin, to manage our businesses, set operational goals, and establish performance targets for incentive compensation for our employees. We define consolidated gross margin as a percentage of total consolidated gross profit to total consolidated net sales. We define operating margin by segment as a percentage of total income from operations by segment to total net sales by segment and consolidated operating margin as a percentage of total consolidated income from operations to total consolidated net sales. We believe consolidated gross margin and operating margin may be useful to investors in evaluating the profitability of our segments and Company on a consolidated basis.

Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the renewable energy, conservation, residential, industrial and infrastructure markets.

The Company operates and reports its results in the following three reporting segments:
•Renewable Energy and Conservation;
•Residential Products; and
•Industrial and Infrastructure Products.

The Company serves customers primarily in North America including renewable energy (solar) developers, institutional and commercial growers of food and plants, home improvement retailers, wholesalers, distributors, and contractors. As of June 30, 2020, we operated 44 facilities in 19 states, Canada, China and Japan which includes 32 manufacturing facilities and five distribution centers. Our operational infrastructure provides the necessary scale to support local, regional, and national customers in each of our markets.

COVID-19 Update

While the Company continues to encounter challenges and uncertainty associated with COVID-19, the pandemic did not have a material adverse effect on our reported results for the three and six months ended June 30, 2020.

While most of our operations have been considered essential businesses and have remained open during the pandemic, the decision to keep our team intact despite some pandemic related softness in demand in certain businesses enabled us to deliver revenue and earnings growth during this period. Our top priorities continue to be focused on our organization, keeping the team and their families as safe as possible, our supply chain operating well, and providing a high level of responsiveness to customer needs. We will continue to actively monitor the impact of the COVID-19 outbreak on operations for the remainder of 2020 and beyond, and make adjustments to our operating protocols as necessary. The extent to which our operations will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity, or reemergence, of the outbreak and actions by government authorities to contain the outbreak or respond to its impact, among other things. Refer to the Company's Outlook section in this management discussion and analysis for consideration relative to future periods.

Our Business

The end markets that our businesses serve are subject to changes in economic and competitive conditions that are influenced by various factors that could cause actual results to differ materially from current expectations. Such factors include, but are not limited to:
•the impacts of the COVID-19 pandemic on the global economy, our customers, suppliers, employees, operations, business, liquidity and cash flows;
•general economic conditions and conditions in the particular markets in which we operate;
•changes in customer demand for residential construction, repair and remodeling, non-residential construction and infrastructure projects, botanical extraction equipment, and renewable energy sources;
•capital spending, competitive factors and pricing pressures;
•our ability to develop and launch new products in a cost-effective manner;
•our ability to realize synergies from newly acquired businesses, and our ability to derive expected benefits from restructuring, productivity initiatives, liquidity enhancing actions, and other cost reduction actions;
•changes in interest rates, exchange rates, commodity costs;
•changes in governmental policies and funding, tax policies and incentives, tariffs, trade policies;
•the need for protection of high value assets; and
•climate change.

We believe the key elements of our strategy discussed below will allow us to respond timely to the challenges presented by the COVID-19 pandemic and changes in the various factors that could cause our actual results to differ materially from current expectations.

Business Strategy
Gibraltar’s mission is to create compounding and sustainable value with strong leadership positions in higher growth and profitable end markets. The Company's operational foundation employs a Three-Pillar strategy focusing on three core tenets: Business Systems, Portfolio Management, and Organizational Development.

1.Business Systems - operational excellence and product innovation is supported by an execution review of the Company's monthly business performance, implementation of key investments, information technology operating and digital systems performance, and new product and services innovation.

2.Portfolio Management - acquisitions and portfolio management is focused on optimizing the Company’s business portfolio and ensuring our human and financial capital are invested to provide sustainable, profitable growth while expanding our relevance to customers and shaping our markets. The recent acquisitions of Apeks, LLC ("Apeks") in August 2019, Thermo Energy Systems Inc. ("Thermo") in January 2020, and Delta Separations LLC and Teaching Tech LLC (collectively “Delta Separations”) in February 2020 were the direct result of executing our Portfolio Management strategy.

3.Organizational Development is the third pillar of our strategy. In order to execute Business Systems and Portfolio Management, the Company must have a strong organization to execute, and the organization must continuously develop and improve. The Company aspires to make our workplace the "Best Place to Work", by focusing on creating the best development and learning environment for our people, proactively operating businesses that mitigate environmental and climate related impacts, and engaging and supporting the communities in which we are located. We believe doing so helps us attract and retain the best people, enhancing our ability to execute our business plans.

In addition to our Three-Pillar strategy, the Company:
•implemented new management tools to complement our core 80/20 toolkit and drive improvements in our operating margins;
•increased the percentage of our sales that are direct to end customers, allowing us to have a more meaningful connection with our end customers, providing the opportunity to better understand the challenges our customers face, and developing solutions to these challenges; and
•continued to shift the focus of our portfolio to take advantage of rising tides in the renewable energy and conservation markets.

We believe the key elements of our strategy have, and will continue to, enable us to respond timely to changes in the end markets we serve, including evolving changes due to the outbreak of COVID-19. We have and expect to continue to examine the need for restructuring of our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. We believe our enhanced strategy enabled us to better react to volatility in commodity costs and fluctuations in customer demand, along with helping to improve margins. We have used the improved cash flows generated by these initiatives to pay down debt, improve our liquidity position, and invest in growth initiatives. Overall, we continue to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns.

Recent Developments
On February 13, 2020, the Company acquired the assets of California-based Delta Separations, a privately held ethanol-based extraction systems manufacturer and training and laboratory design and operations consultative partner for $50 million in an all cash transaction. Delta Separations had revenue of approximately $46 million in 2019.

On January 15, 2020, the Company acquired the assets of Canadian-based Thermo, a privately held provider of commercial greenhouse solutions in North America supporting the biologically grown organic food market, in an all cash transaction for approximately $7 million. The Company also expects to invest approximately $42 million into Thermo to provide an appropriate level of working capital. Thermo is expected to contribute annual revenue at a run rate of approximately $75 million.

On August 30, 2019, the Company acquired all of the outstanding membership interests of Apeks, a designer and manufacturer of botanical oil extraction systems utilizing subcritical and supercritical carbon dioxide. The acquisition was financed through cash on hand of $12 million. Apeks had trailing twelve months of revenues as of June 30, 2019 of $17.7 million. The results of operations of Apeks have been included in the Renewable Energy and Conservation segment of the Company's consolidated financial statements from the date of acquisition.

Results of Operations
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
The following table sets forth selected results of operations data (in thousands) and its percentage of net sales for the three months ended June 30:

	2020		2019
Net sales	$285,814	100.0%	$262,655	100.0%
Cost of sales	213,556	74.7%	199,097	75.8%
Gross profit	72,258	25.3%	63,558	24.2%
Selling, general, and administrative expense	37,667	13.2%	36,952	14.1%
Income from operations	34,591	12.1%	26,606	10.1%
Interest expense	214	0.1%	219	0.0%
Other income	(1,787)	(0.6)%	(13)	0.0%
Income before taxes	36,164	12.6%	26,400	10.1%
Provision for income taxes	8,872	3.1%	6,487	2.5%
Net income	$27,292	9.5%	$19,913	7.6%

The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

				Change due to
	2020	2019	Total Change	Acquisitions	Operations
Net sales:
Renewable Energy and Conservation	$98,259	$76,004	$22,255	$19,068	$3,187
Residential Products	139,472	130,433	9,039	—	9,039
Industrial and Infrastructure Products	48,263	56,547	(8,284)	—	(8,284)
Less: Intersegment sales	(180)	(329)	149	—	149
Net Industrial and Infrastructure Products	48,083	56,218	(8,135)	—	(8,135)
Consolidated	$285,814	$262,655	$23,159	$19,068	$4,091

Consolidated net sales increased by $23.2 million, or 8.8%, to $285.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The 8.8% increase in revenue was largely the result of $19.1 million of sales generated from our first quarter 2020 acquisitions of Thermo and Delta Separations and the prior year acquisition of Apeks. The $4.1 million of organic growth in the quarter was primarily due to increased volume for both our Residential Products segment and our Renewable Energy and Conservation segment, which more than offset the volume decline in our Industrial and Infrastructure Products segment.
Net sales in our Renewable Energy and Conservation segment increased 29.3%, or $22.3 million, to $98.3 million for the three months ended June 30, 2020 compared to $76.0 million for the three months ended June 30, 2019. Sales generated from the current year acquisitions of Thermo and Delta Separations, along with the prior year acquisition of Apeks, contributed $19.1 million to the increase in the current year quarter. Organic growth of $3.2 million or 4.2% was largely driven by healthy market dynamics and participation gains in our renewable energy related businesses. These factors, along with the impact of recent acquisitions contributed to the 15% improvement in backlog year over year for this segment.

Net sales in our Residential Products segment increased 6.9%, or $9.0 million, to $139.5 million for the three months ended June 30, 2020 compared to $130.4 million for the three months ended June 30, 2019. The increase from the prior year quarter was largely due to strong repair and remodel activity by homeowners during the COVID-19 pandemic along with participation gains.

Net sales in our Industrial and Infrastructure Products segment decreased 14.4%, or $8.1 million, to $48.1 million for the three months ended June 30, 2020 compared to $56.2 million for the three months ended June 30, 2019. Lower demand for its core industrial products during the COVID-19 pandemic resulted in a decrease in revenue in the Industrial businesses. Revenue in the Infrastructure business was comparable to the prior year quarter and its backlog continued to grow during the quarter.
Our consolidated gross margin increased to 25.3% for the three months ended June 30, 2020 compared to 24.2% for the three months ended June 30, 2019. This increase was the result of favorable alignment of material costs to customer selling prices, improved operating execution in all our core businesses compared to the prior year quarter, which included incremental costs for design refinement and field improvements for our solar tracking solution and benefits from our 80/20 simplification initiatives. Partially offsetting the above improvements were lower gross margins generated from our recent acquisitions.
Selling, general, and administrative ("SG&A") expenses increased by $0.7 million, or 1.9%, to $37.7 million for the three months ended June 30, 2020 from $37.0 million for the three months ended June 30, 2019. The $0.7 million increase was largely the result of $3.5 million in incremental SG&A expenses recorded quarter over quarter for our recent acquisitions, partially offset by a decrease in exit activity costs as compared to the prior year quarter along with a slowdown in spending due to COVID-19 pandemic-related restrictions on travel. Additionally, we have invested in the development of our organization and the safety of our team by reallocating SG&A spending. SG&A expenses as a percentage of net sales decreased to 13.2% for the three months ended June 30, 2020 compared to 14.1% for the three months ended June 30, 2019.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

	2020		2019		Total Change
Income from operations:
Renewable Energy and Conservation	$9,188	9.4%	$9,649	12.7%	$(461)
Residential Products	27,964	20.0%	20,778	15.9%	7,186
Industrial and Infrastructure Products	6,644	13.8%	4,069	7.2%	2,575
Unallocated Corporate Expenses	(9,205)	(3.2)%	(7,890)	(3.0)%	(1,315)
Consolidated income from operations	$34,591	12.1%	$26,606	10.1%	$7,985
Our Renewable Energy and Conservation segment generated an operating margin of 9.4% in the current year quarter compared to 12.7% in the prior year quarter. The decrease in operating margin was the result of the expected lower margins generated by our recent acquisitions as we continue to integrate them operationally, along with COVID-19 pandemic-related weakness in cannabis growing solutions. Partially offsetting this decrease was favorable product and services mix and strong execution in our renewable energy businesses, as well as, the absence of incremental costs incurred during the prior year quarter for design refinement and field improvements for our solar tracking solution.
The Residential Products segment generated an operating margin of 20.0% during the three months ended June 30, 2020 compared to 15.9% during the three months ended June 30, 2019. The increase in operating margin was a result of an improved alignment of material costs to customer selling prices along with volume leverage and continued benefits from 80/20 simplification initiatives.
Our Industrial and Infrastructure Products segment generated an operating margin of 13.8% during the three months ended June 30, 2020 compared to 7.2% during the three months ended June 30, 2019. The increase resulted from continued improvement in execution in our industrial business, a more favorable alignment of material costs to customer selling prices, product mix and ongoing benefits from the Company's 80/20 initiatives.

Unallocated corporate expenses increased $1.3 million from $7.9 million during the three months ended June 30, 2019 to $9.2 million during the three months ended June 30, 2020. The increase is the result of investments in the development of our organization and safety of our team.

Interest expense was $0.2 million for both the three months ended June 30, 2020 and 2019, respectively. No amounts were outstanding under our revolving credit facility during the three months ended June 30, 2020 and 2019.

The Company recorded other income of $1.8 million for the three months ended June 30, 2020. Other income for the three months ended June 30, 2019 was negligible. The increase in other income from the prior year quarter was primarily the result of the $1.9 million pre-tax gain on the sale of the Company's self-guided apartment tour application business within the Residential Products segment.
We recognized a provision for income taxes of $8.9 million and $6.5 million, with effective tax rates of 24.5% and 24.6% for the three months ended June 30, 2020, and 2019, respectively. The effective tax rates for the three months ended June 30, 2020 and 2019, respectively, were greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
The following table sets forth selected results of operations data (in thousands) and its percentage of net sales for the six months ended June 30:

	2020		2019
Net sales	$535,253	100.0%	$490,072	100.0%
Cost of sales	406,608	76.0%	382,614	78.1%
Gross profit	128,645	24.0%	107,458	21.9%
Selling, general, and administrative expense	78,864	14.7%	70,286	14.3%
Income from operations	49,781	9.3%	37,172	7.6%
Interest expense	167	0.0%	2,280	0.5%
Other (income) expense	(1,595)	(0.3)%	576	0.1%
Income before taxes	51,209	9.6%	34,316	7.0%
Provision for income taxes	11,858	2.2%	8,058	1.6%
Net income	$39,351	7.4%	$26,258	5.4%

The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30, (in thousands):

				Change due to
	2020	2019	Total Change	Acquisitions	Operations
Net sales:
Renewable Energy and Conservation	$194,756	$144,841	$49,915	$34,797	$15,118
Residential Products	242,891	234,142	8,749	—	8,749
Industrial and Infrastructure Products	98,064	111,735	(13,671)	—	(13,671)
Less: Intersegment sales	(458)	(646)	188	—	188
Net Industrial and Infrastructure Products	97,606	111,089	(13,483)	—	(13,483)
Consolidated	$535,253	$490,072	$45,181	$34,797	$10,384

Consolidated net sales increased by $45.2 million, or 9.2%, to $535.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The 9.2% increase in revenue was driven by $34.8 million of sales generated from our current year acquisitions of Thermo and Delta Separations and the prior year acquisition of Apeks. The $10.4 million of organic growth in the current year was primarily due to increased volume for both our Renewable Energy and Conservation segment and Residential Products segment, which more than offset the volume decline in our Industrial and Infrastructure Products segment.

Net sales in our Renewable Energy and Conservation segment increased 34.5%, or $49.9 million, to $194.8 million for the six months ended June 30, 2020 compared to $144.8 million for the six months ended June 30, 2019. Sales generated by the current year acquisitions of Thermo and Delta Separations, along with the prior year acquisition of Apeks, contributed $34.8 million, or 24.0%, to the increase in the current year. Organic growth of $15.1 million or 10.5% was largely driven by healthy market dynamics and participation gains in our renewable energy related businesses. These factors, along with the impact of recent acquisitions contributed to the 15% improvement in backlog year over year for this segment.

Net sales in our Residential Products segment increased 3.7%, or $8.7 million, to $242.9 million for the six months ended June 30, 2020 compared to $234.1 million for the six months ended June 30, 2019. The increase from the prior year was largely due to strong repair and remodel activity by homeowners during the COVID-19 pandemic along with participation gains. .
Net sales in our Industrial and Infrastructure Products segment decreased 12.2%, or $13.5 million, to $97.6 million for the six months ended June 30, 2020 compared to $111.1 million for the six months ended June 30, 2019. Lower demand and lower steel prices impacting its core industrial products resulted in a decrease in revenue in the Industrial businesses, slightly offset by higher revenues in the Infrastructure business. Backlog for the Infrastructure business grew during the six month period ended June 30, 2020.
Our consolidated gross margin increased to 24.0% for the six months ended June 30, 2020 compared to 21.9% for the six months ended June 30, 2019. This increase was the result of favorable alignment of material costs to customer selling prices, improved operating execution in all of our core businesses compared to the prior year period, which included incremental costs for design refinement and field improvements for our solar tracking solution and benefits from our 80/20 simplification initiatives. Partially offsetting the above improvements were lower gross margins generated from our recent acquisitions.
SG&A expenses increased by $8.6 million, or 12.2%, to $78.9 million for the six months ended June 30, 2020 from $70.3 million for the six months ended June 30, 2019. The $8.6 million increase was largely the result of $7.3 million of incremental SG&A expenses recorded year over year for our recent acquisitions and investments in the development of our organization and safety of our team by reallocating SG&A spending, along with costs incurred to effect the acquisitions closed during the year. SG&A expenses as a percentage of net sales increased to 14.7% for the six months ended June 30, 2020 compared to 14.3% for the six months ended June 30, 2019.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

	2020		2019		Total Change
Income from operations:
Renewable Energy and Conservation	$14,887	7.6%	$11,281	7.8%	$3,606
Residential Products	41,689	17.2%	32,868	14.0%	8,821
Industrial and Infrastructure Products	10,633	10.9%	8,198	7.4%	2,435
Unallocated Corporate Expenses	(17,428)	(3.3)%	(15,175)	(3.1)%	(2,253)
Consolidated income from operations	$49,781	9.3%	$37,172	7.6%	$12,609
Our Renewable Energy and Conservation segment generated an operating margin of 7.6% during the six months ended June 30, 2020 compared to 7.8% during the six months ended June 30, 2019. The slight decrease in operating margin was the net result of the expected lower margins generated from our recent acquisitions as we continue to integrate them operationally, largely offset by product and services mix and strong execution in our renewable energy businesses, as well as, the absence of incremental costs incurred during the prior year for design refinement and field improvements for our solar tracking solution.
Our Residential Products segment generated an operating margin of 17.2% during the six months ended June 30, 2020 compared to 14.0% during the six months ended June 30, 2019. The increase in operating margin was largely the result of a more favorable alignment of material costs to customer selling prices, followed by volume leverage and continued benefits from 80/20 simplification initiatives.

The Industrial and Infrastructure Products segment generated an operating margin of 10.9% during the six months ended June 30, 2020 compared to 7.4% during the six months ended June 30, 2019. The increase in operating margin was the result of a more favorable alignment of material costs to customer selling prices, product mix and ongoing benefit from the Company's 80/20 initiatives.

Unallocated corporate expenses increased $2.3 million from $15.2 million during the six months ended June 30, 2019 to $17.4 million during the six months ended June 30, 2020. This increase from the prior year was the result of investments in the development of our organization and safety of our team and costs incurred to effect the acquisitions closed during the year.

Interest expense decreased by $2.1 million to $0.2 million for the six months ended June 30, 2020 compared to $2.3 million for the six months ended June 30, 2019. The decrease in expense resulted from the redemption of the Company's outstanding $210 million of 6.25% Senior Subordinated Notes during the first quarter of 2019. No amounts were outstanding under our revolving credit facility during the six months ended June 30, 2020 and 2019.

The Company recorded other income of $1.6 million for the six months ended June 30, 2020 and other expense of $0.6 million for the six months ended June 30, 2019. The increase in other income from the prior year was primarily the result of the $1.9 million pre-tax gain on the sale of the Company's self-guided apartment tour application business within the Residential Products segment.
We recognized a provision for income taxes of $11.9 million and $8.1 million, with effective tax rates of 23.2% and 23.5% for the six months ended June 30, 2020, and 2019, respectively. The effective tax rates for the six months ended June 30, 2020 and 2019, respectively, exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.

Outlook

Although the Company delivered strong financial performance in the first half of 2020 with a growing backlog, the uncertain pace and strength of an economic recovery in the current environment continues to make providing reliable quantitative guidance difficult. Our momentum and current market trends support a solid outlook for the remainder of the year and gives us confidence that our second half of the year will be stronger than the first half. However, the current status of the pandemic across the country and understanding its potential impact on our markets makes it challenging to provide an outlook and guidance with reliable precision.Therefore, we will continue with suspension of quantitative guidance and will revisit this practice in three months. In the near term, we will continue to focus on what is in front of us, and on what we can control. The resiliency inherent in our business model and our strong balance sheet position us to continue investing in our businesses and strengthening our position in the markets we serve.

Liquidity and Capital Resources

Our principal capital requirements are to fund our operations' working capital and capital improvements and to provide capital for acquisitions. The following table sets forth our liquidity position as of:

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$120,859	$191,363
Availability on revolving credit facility	394,100	393,991
	$514,959	$585,354

We believe that our cash on hand, lack of outstanding debt, and available borrowing capacity provided under the Senior Credit Agreement provide us with ample liquidity and capital resources to weather the economic impacts of the COVID-19 pandemic while continuing to invest in operational excellence, growth initiatives and the development of our organization. As a result of the economic uncertainty caused by the COVID-19 pandemic and federal, state and local governments response to it, we had paused on our acquisition activities yet remained in contact with the companies aligned with our strategic initiatives. While we have a higher level of confidence than we did at the beginning of the second quarter, we are cautiously evaluating and re-engaging in these acquisition processes as we continue to gain more visibility into the impact of the COVID-19 pandemic and our economic outlook. We continue to remain highly focused on managing our working capital, which may include adjusting scheduled deliveries of inventory to match current demand levels, closely monitoring customer credit and collection activities, and working to extend payment terms.

Our Senior Credit Agreement provides us with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2020, our foreign subsidiaries held $34.1 million of cash in U.S. dollars, of which $13.3 million is available to be repatriated to the U.S., net of $0.7 million of withholding tax. Subsequent cash generated by our foreign subsidiaries will be reinvested into their operations.

We are taking advantage of the option to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), and estimate that this deferral will allow us to retain approximately $4 million in cash during the remainder of 2020 that would have otherwise been remitted to the federal government. The deferred tax payments will be repaid equally in 2021 and 2022. The CARES Act, along with other foreign government initiatives, also provides for job retention programs, which have qualified some of our businesses to receive payroll tax credits or subsidies during 2020.

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

Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2020	2019
Cash (used in) provided by:
Operating activities of continuing operations	$(7,255)	$6,486
Investing activities of continuing operations	(58,853)	(6,469)
Financing activities of continuing operations	(4,384)	(216,176)
Effect of foreign exchange rate changes	(12)	1,035
Net decrease in cash and cash equivalents	$(70,504)	$(215,124)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 of $7.3 million consisted of net income of $39.3 million and non-cash net charges totaling $14.5 million, which include depreciation, amortization, stock compensation, and other non-cash charges, more than offset by a $61.1 million investment in working capital and other net assets. The investment in net working capital and other net assets was largely driven by an investment of $42.4 million in Thermo, one of our recent acquisitions, which was undercapitalized at purchase, along with the payments made during the first quarter for the Company's performance based incentive plans, customer rebates, and settlements of multi-employer pension plans terminated during 2019.

Net cash provided by operating activities of $6.5 million during the six months ended June 30, 2019 consisted of net income of $26.3 million and $18.7 million of non-cash charges including depreciation, amortization, stock compensation and other charges, offset by an investment in working capital and other net assets of $38.5 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 of $58.9 million primarily consisted of net cash paid for the acquisitions of Delta Separations of $47.1 million and Thermo of $7.3 million and capital expenditures of $5.2 million, offset by $0.7 million in proceeds from the sale of a business within the Residential Products segment.

Net cash used in investing activities for the six months ended June 30, 2019 of $6.5 million consisted of capital expenditures of $6.2 million and a payment of $0.3 million related to the August 21, 2018 acquisition of SolarBOS, a provider of electrical balance of systems products.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 of $4.4 million was primarily the result of purchases of treasury stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans.

Net cash used in financing activities for the six months ended June 30, 2019 of $216.2 million consisted of the repayment of $212.0 million of 6.25% Senior Subordinated Notes on February 1, 2019 and other debt repayments, purchases of treasury stock of $3.2 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans and the payment of debt issuance costs of $1.2 million, partially offset by proceeds received from the issuance of common stock of $0.2 million from stock options exercised.

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

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). The Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation and the definition of disclosure controls and procedures contained in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period the Company’s disclosure controls and procedures were effective.

(b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. We believe there have been no material changes from the risk factors previously disclosed in our Form 10-K. During the six months ended June 30, 2020, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2019 Annual Report, other than the addition of the risk factor set forth below, which was included in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2020.

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

The COVID-19 pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to affect our business as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, seek voluntary facility closures or impose other restrictions to help control the spread of COVID-19. Although we cannot predict the duration or scope of the COVID-19 pandemic, current actions to control the spread of COVID-19 may adversely impact our business, including limiting our ability to implement our strategic growth initiatives, causing delays in our receipt of raw materials and other product components due to disruptions in our supply chain, limiting access to our distribution channels, reducing the availability of our workforce and subcontractors and increased threats of cyber attacks on our information technology infrastructure. The instability in global financial markets and unpredictable changes in our supply chain or our production capacity and customer demand resulting from the COVID-19 pandemic may pose material risk to our results of operations, financial condition, and cash flows. We are continuously monitoring the impact to our business and operations and taking action to mitigate the risks involved. However, prolonged disruption to the economy and the end markets we serve may have a material adverse impact our business, results of operations, financial condition, and cash flows.
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
Date: August 5, 2020