Form 10-Q
period 2020-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2020-10-29
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 26, 2020, the number of common shares outstanding was: 32,522,138.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$329,665	$299,236	$864,918	$789,308
Cost of sales	244,222	222,658	650,830	605,272
Gross profit	85,443	76,578	214,088	184,036
Selling, general, and administrative expense	41,584	45,158	120,448	115,444
Income from operations	43,859	31,420	93,640	68,592
Interest expense	218	17	385	2,297
Other expense (income)	53	84	(1,542)	660
Income before taxes	43,588	31,319	94,797	65,635
Provision for income taxes	9,828	6,843	21,686	14,901
Net income	$33,760	$24,476	$73,111	$50,734

Net earnings per share:
Basic	$1.03	$0.75	$2.24	$1.57
Diluted	$1.02	$0.75	$2.22	$1.55
Weighted average shares outstanding:
Basic	32,635	32,470	32,606	32,357
Diluted	32,969	32,770	32,902	32,677
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$33,760	$24,476	$73,111	$50,734
Other comprehensive income (loss):
Foreign currency translation adjustment	2,200	(664)	(883)	1,176
Minimum pension and post retirement benefit plan adjustments	18	12	54	36
Other comprehensive income (loss)	2,218	(652)	(829)	1,212
Total comprehensive income	$35,978	$23,824	$72,282	$51,946
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$179,816	$191,363
Accounts receivable, net of allowance of $3,319 and $6,330	203,488	147,515
Inventories, net	77,943	78,476
Prepaid expenses and other current assets	20,306	19,748
Total current assets	481,553	437,102
Property, plant, and equipment, net	94,983	95,409
Operating lease assets	32,359	27,662
Goodwill	382,427	329,705
Acquired intangibles	108,821	92,592
Other assets	1,703	1,980
	$1,101,846	$984,450
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$131,746	$83,136
Accrued expenses	106,480	98,463
Billings in excess of cost	31,267	47,598
Total current liabilities	269,493	229,197
Deferred income taxes	40,942	40,334
Non-current operating lease liabilities	23,314	19,669
Other non-current liabilities	22,022	21,286
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 33,519 shares and 33,192 shares issued and outstanding in 2020 and 2019	335	332
Additional paid-in capital	302,107	295,582
Retained earnings	478,488	405,668
Accumulated other comprehensive loss	(6,220)	(5,391)
Cost of 1,024 and 906 common shares held in treasury in 2020 and 2019	(28,635)	(22,227)
Total shareholders’ equity	746,075	673,964
	$1,101,846	$984,450
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$73,111	$50,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,325	14,923
Stock compensation expense	6,151	10,087
Gain on sale of business	(1,881)	—
Exit activity costs, non-cash	505	479
Provision for (benefit of) deferred income taxes	668	(429)
Other, net	1,402	3,267
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(40,176)	(56,645)
Inventories	6,102	18,617
Other current assets and other assets	6,095	(6,949)
Accounts payable	13,408	22,770
Accrued expenses and other non-current liabilities	(26,516)	15,640
Net cash provided by operating activities	56,194	72,494
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(54,385)	(8,665)
Net proceeds from sale of property and equipment	568	87
Purchases of property, plant, and equipment	(9,335)	(7,703)
Net proceeds from sale of business	2,000	—
Net cash used in investing activities	(61,152)	(16,281)
Cash Flows from Financing Activities
Long-term debt payments	—	(212,000)
Payment of debt issuance costs	—	(1,235)
Purchase of treasury stock at market prices	(6,408)	(3,495)
Net proceeds from issuance of common stock	377	400
Net cash used in financing activities	(6,031)	(216,330)
Effect of exchange rate changes on cash	(558)	729
Net decrease in cash and cash equivalents	(11,547)	(159,388)
Cash and cash equivalents at beginning of year	191,363	297,006
Cash and cash equivalents at end of period	$179,816	$137,618
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	33,192	$332	$295,582	$405,668	$(5,391)	906	$(22,227)	$673,964
Net income	—	—	—	12,059	—	—	—	12,059
Foreign currency translation adjustment	—	—	—	—	(5,898)	—	—	(5,898)
Minimum pension and post retirement benefit plan adjustments, net of taxes of $7	—	—	—	—	18	—	—	18
Stock compensation expense	—	—	1,665	—	—	—	—	1,665
Cumulative effect of accounting change (See Note 2)	—	—	—	(291)	—	—	—	(291)
Stock options exercised	3	—	24	—	—	—	—	24
Net settlement of restricted stock units	193	2	(2)	—	—	80	(4,184)	(4,184)
Balance at March 31, 2020	33,388	$334	$297,269	$417,436	$(11,271)	986	$(26,411)	$677,357
Net income	—	—	—	27,292	—	—	—	27,292
Foreign currency translation adjustment	—	—	—	—	2,815	—	—	2,815
Minimum pension and post retirement benefit plan adjustments, net of taxes of $6	—	—	—	—	18	—	—	18
Stock compensation expense	—	—	2,506	—	—	—	—	2,506
Stock options exercised	6	—	54	—	—	—	—	54
Awards of common shares	4	—	—	—	—	—	—	—
Net settlement of restricted stock units	15	—	—	—	—	7	(278)	(278)
Balance at June 30, 2020	33,413	$334	$299,829	$444,728	$(8,438)	993	$(26,689)	$709,764
Net income	—	—	—	33,760	—	—	—	33,760
Foreign currency translation adjustment	—	—	—	—	2,200	—	—	2,200
Minimum pension and post retirement benefit plan adjustments, net of taxes of $7	—	—	—	—	18	—	—	18
Stock compensation expense	—	—	1,980	—	—	—	—	1,980
Stock options exercised	31	—	299	—	—	—	—	299
Net settlement of restricted stock units	75	1	(1)	—	—	31	(1,946)	(1,946)
Balance at September 30, 2020	33,519	$335	$302,107	$478,488	$(6,220)	1,024	$(28,635)	$746,075

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	32,887	$329	$282,525	$338,995	$(7,234)	796	$(17,922)	$596,693
Net income	—	—	—	6,345	—	—	—	6,345
Foreign currency translation adjustment	—	—	—	—	842	—	—	842
Minimum pension and post retirement benefit plan adjustments, net of taxes of $4	—	—	—	—	12	—	—	12
Stock compensation expense	—	—	2,371	—	—	—	—	2,371
Cumulative effect of accounting change	—	—	—	1,582	—	—	—	1,582
Stock options exercised	12	—	139	—	—	—	—	139
Net settlement of restricted stock units	127	1	(1)	—	—	59	(2,151)	(2,151)
Balance at March 31, 2019	33,026	$330	$285,034	$346,922	$(6,380)	855	$(20,073)	$605,833
Net income	—	—	—	19,913	—	—	—	19,913
Foreign currency translation adjustment	—	—	—	—	998	—	—	998
Minimum pension and post retirement benefit plan adjustments, net of taxes of $5	—	—	—	—	12	—	—	12
Stock compensation expense	—	—	3,720	—	—	—	—	3,720
Stock options exercised	5	—	69	—	—	—	—	69
Awards of common shares	8	—	—	—	—	—	—	—
Net settlement of restricted stock units	62	1	(1)	—	—	25	(998)	(998)
Balance at June 30, 2019	33,101	$331	$288,822	$366,835	$(5,370)	880	$(21,071)	$629,547
Net income	—	—	—	24,476	—	—	—	24,476
Foreign currency translation adjustment	—	—	—	—	(664)	—	—	(664)
Minimum pension and post retirement benefit plan adjustments, net of taxes of $4	—	—	—	—	12	—	—	12
Stock compensation expense	—	—	3,996	—	—	—	—	3,996
Stock options exercised	16	—	192	—	—	—	—	192
Net settlement of restricted stock units	28	1	(1)	—	—	8	(346)	(346)
Balance at September 30, 2019	33,145	$332	$293,009	$391,311	$(6,022)	888	$(21,417)	$657,213

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

(3)    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Trade accounts receivable	$171,375	$133,238
Costs in excess of billings	35,432	20,607
Total accounts receivables	206,807	153,845
Less allowance for doubtful accounts and contract assets	(3,319)	(6,330)
Accounts receivable	$203,488	$147,515

Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.

The Company is exposed to credit losses through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable and costs in excess of billings (collectively "accounts receivable") is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' accounts receivables. Due to the short-term nature of such accounts receivable, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances. Additionally, specific allowance amounts are established to record the appropriate provision for customers that no longer share risk characteristics similar with other accounts receivable. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of September 30, 2020.

Estimates are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Beginning balance as of January 1, 2020	$6,330
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	387
Bad debt expense, net of recoveries	780
Write-off charged against the allowance and other adjustments	(4,178)
Ending balance as of September 30, 2020	$3,319

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

As of September 30, 2020, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

Contract assets consist of costs in excess of billings. Contract liabilities consist of billings in excess of cost and unearned revenue. The following table presents the beginning and ending balances of costs in excess of billings, billings in excess of cost and unearned revenue as of September 30, 2020 and December 31, 2019, respectively, and revenue recognized during the nine months ended September 30, 2020 and 2019, respectively, that was in billings in excess of cost and unearned revenue at the beginning of the period (in thousands):

	September 30, 2020	December 31, 2019
Costs in excess of billings	$35,432	$20,607
Billings in excess of cost	(31,267)	(47,598)
Unearned revenue	(18,951)	(17,311)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenue recognized in the period from:
Amounts included in billings in excess of cost at the beginning of the period	$44,723	$14,137
Amounts included in unearned revenue at the beginning of the period	$13,614	$11,052

(5)    INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw material	$47,275	$48,799
Work-in-process	6,195	5,988
Finished goods	29,264	28,021
Gross inventory	$82,734	$82,808
Less reserves	(4,791)	(4,332)
Total inventories	$77,943	$78,476

(6)    ACQUISITIONS

2020 Acquisitions

On February 13, 2020, the Company purchased substantially all of the assets of Delta Separations, LLC, a California limited liability company, and Teaching Tech, LLC, a California limited liability company (collectively, "Delta Separations"). Delta Separations was a privately-held engineering company primarily engaged in the assembly and sale of centrifugal ethanol-based extraction systems. The results of Delta Separations have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The purchase consideration for the acquisition of Delta Separations was $47.1 million, which includes a working capital adjustment and certain other adjustments provided for in the asset purchase agreement.

The purchase price for the acquisition of the assets was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill and approximated $32.2 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and presence in the extraction processing markets.

The allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Working capital	$3,918
Property, plant and equipment	219
Acquired intangible assets	13,900
Other assets	951
Other liabilities	(4,027)
Goodwill	32,151
Fair value of purchase consideration	$47,112

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$6,900	Indefinite
Technology	3,200	10 years
Customer relationships	3,200	11 years
Non-compete agreements	300	5 years
Backlog	300	0.25 years
Total	$13,900

On January 15, 2020, the Company purchased substantially all of the assets of Thermo Energy Systems Inc. ("Thermo"), a Canadian-based, privately held provider of commercial greenhouse solutions in North America providing growing infrastructure for the plant based organic food market. The results of Thermo have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The preliminary purchase consideration for the acquisition of Thermo was $7.3 million.
The purchase price for the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values and the remaining consideration was recorded to goodwill. Goodwill of approximately $19.5 million was recorded, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the commercial greenhouse markets. The preliminary allocation of the purchase price is subject to adjustments during the measurement period as third-party valuations are finalized. The final purchase price allocation will be completed no later than the first quarter of 2021.
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$135
Working capital	(23,450)
Property, plant and equipment	1,087
Acquired intangible assets	10,102
Other assets	1,363
Other liabilities	(1,363)
Goodwill	19,459
Fair value of purchase consideration	$7,333

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$1,122	3 years
Technology	3,218	10 years
Customer relationships	4,939	12 years
Non-compete agreements	224	5 years
Backlog	599	0.75 years
Total	$10,102

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

The acquisition-related costs consisted of the following for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative costs	$16	$470	$1,564	$474
Cost of sales	—	134	634	134
Total acquisition-related costs	$16	$604	$2,198	$608

(7)    GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows (in thousands):

	Renewable Energy & Conservation	Residential Products	Industrial and Infrastructure Products	Total
Balance at December 31, 2019	$77,602	$198,075	$54,028	$329,705
Acquired goodwill	51,629	—	—	51,629
Adjustments to prior year acquisitions	579	—	—	579
Foreign currency translation	664	—	(150)	514
Balance at September 30, 2020	$130,474	$198,075	$53,878	$382,427

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

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$52,170	$—	$45,770	$—
Finite-lived intangible assets:
Trademarks	7,235	4,557	6,139	4,105
Unpatented technology	35,962	17,970	29,544	15,807
Customer relationships	79,702	44,723	71,195	40,294
Non-compete agreements	2,174	1,689	1,649	1,499
Backlog	899	382	—	—
	125,972	69,321	108,527	61,705
Total acquired intangible assets	$178,142	$69,321	$154,297	$61,705

The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$3,041	$1,840	$7,531	$5,434

Amortization expense related to acquired intangible assets for the remainder of fiscal 2020 and the next five years thereafter is estimated as follows (in thousands):

	2020	2021	2022	2023	2024	2025
Amortization expense	$2,247	$8,772	$8,294	$7,664	$7,132	$6,961

(8)    LONG-TERM DEBT

The Company did not have any long-term debt outstanding at September 30, 2020 and December 31, 2019.

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of September 30, 2020, the Company is in compliance with all three covenants.

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries.

Standby letters of credit of $5.9 million have been issued under the Senior Credit Agreement on behalf of the Company as of September 30, 2020. These letters of credit reduce the amount otherwise available under the revolving credit facility. As of September 30, 2020, the Company had $394.1 million of availability under the revolving credit facility. No borrowings were outstanding under the Company's revolving credit facility at September 30, 2020 and December 31, 2019.

(9)    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables summarize the cumulative balance of each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, (in thousands):

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(4,173)	$(1,939)	$(6,112)	$(721)	$(5,391)
Minimum pension and post retirement health care plan adjustments	—	25	25	7	18
Foreign currency translation adjustment	(5,898)	—	(5,898)	—	(5,898)
Balance at March 31, 2020	$(10,071)	$(1,914)	$(11,985)	$(714)	$(11,271)
Minimum pension and post retirement health care plan adjustments	—	24	24	6	18
Foreign currency translation adjustment	2,815	—	2,815	—	2,815
Balance at June 30, 2020	$(7,256)	$(1,890)	$(9,146)	$(708)	$(8,438)
Minimum pension and post retirement health care plan adjustments	—	25	25	7	18
Foreign currency translation adjustment	2,200	—	2,200	—	2,200
Balance at September 30, 2020	$(5,056)	$(1,865)	$(6,921)	$(701)	$(6,220)

	Foreign Currency Translation Adjustment	Minimum pension and post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(5,939)	$(2,040)	$(7,979)	$(745)	$(7,234)
Minimum pension and post retirement health care plan adjustments	—	16	16	4	12
Foreign currency translation adjustment	842	—	842	—	842
Balance at March 31, 2019	$(5,097)	$(2,024)	$(7,121)	$(741)	$(6,380)
Minimum pension and post retirement health care plan adjustments	—	17	17	5	12
Foreign currency translation adjustment	998	—	998	—	998
Balance at June 30, 2019	$(4,099)	$(2,007)	$(6,106)	$(736)	$(5,370)
Minimum pension and post retirement health care plan adjustments	—	16	16	4	12
Foreign currency translation adjustment	(664)	—	(664)	—	(664)
Balance at September 30, 2019	$(4,763)	$(1,991)	$(6,754)	$(732)	$(6,022)

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

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the nine months ended September 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2020		2019
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units (1)	129,513	$53.30	183,908	$40.49
Restricted stock units	74,247	$56.24	144,172	$39.43
Deferred stock units	12,402	$45.98	7,509	$37.95
Common shares	4,134	$45.98	7,509	$37.95
(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance or market conditions. The number of shares to be issued may vary between 0% and 200% of the number of performance stock units granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on either the Company’s return on invested capital (“ROIC”) over a one-year performance period or revenue, gross profit and operating profit thresholds over a two or three-year performance period. The Company's PSUs with a market condition are based on the ranking of the Company’s total shareholder return (“TSR”) performance, on a percentile basis, over a three year performance period compared to the S&P Small Cap Industrial sector, over the same three year performance period.
(2) Performance stock units granted in 2019 include 168,688 PSUs to be converted to shares and issued to recipients in the first quarter of 2022, representing 116% of the targeted 2019 award, based on the Company’s actual ROIC compared to ROIC target for the performance period ended December 31, 2019 and 38,488 PSUs with a performance end date of December 31, 2021.
Equity Based Awards - Settled in Cash

The Company's equity-based liability is comprised of awards under a management stock purchase plan. As of September 30, 2020, the Company's total share-based liabilities recorded on the consolidated balance sheet were $30.2 million, of which $13.5 million was included in non-current liabilities. The share-based liabilities as of December 31, 2019 were $28.0 million, of which $13.2 million was included in non-current liabilities.

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

The deferrals and company-matching are credited to an account that represents a share-based liability. Eligible employees may direct their deferrals to invest in phantom restricted stock units that are measured on the 200-day average of the Company’s stock price, hypothetical investment alternatives available under the Company’s 401(k) plan that are measured at market value, or a combination of both. Non-employee directors may only direct their deferrals into phantom restricted stock units that are measured on the 200-day average of the Company’s stock price. The company-matching is made in phantom restricted stock units and measured on the 200-day average of the Company’s stock price. The account will be converted to and settled in cash payable to participants upon retirement or a termination of their service to the Company.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the nine months ended September 30,:

	2020	2019
Restricted stock units credited	54,974	51,381
Share-based liabilities paid (in thousands)	$4,433	$5,742

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

Exit activity costs were incurred during the nine months ended September 30, 2020 and 2019 which related to moving and closing costs, contract terminations, and severance incurred as a result of process simplification initiatives. In conjunction with these initiatives, the Company closed one facility and, separately, sold a facility closed in 2017 during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company closed one facility as a result of these initiatives.

The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three and nine months ended September 30, related to the restructuring activities described above (in thousands):

	Three months ended September 30,
	2020			2019
	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total	Inventory write-downs &/or asset impairment (recoveries) charges, net	Exit activity costs	Total
Renewable Energy and Conservation	$—	$172	$172	$(9)	$46	$37
Residential Products	21	165	186	478	2,937	3,415
Industrial and Infrastructure Products	138	114	252	10	275	285
Corporate	—	17	17	—	246	246
Total exit activity costs & asset impairments	$159	$468	$627	$479	$3,504	$3,983

	Nine months ended September 30,
	2020			2019
	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total	Inventory write-downs &/or asset impairment (recoveries) charges, net	Exit activity costs	Total
Renewable Energy and Conservation	$72	$506	$578	$(9)	$45	$36
Residential Products	21	649	670	478	3,307	3,785
Industrial and Infrastructure Products	412	152	564	10	1,588	1,598
Corporate	—	116	116	—	919	919
Total exit activity costs & asset impairments	$505	$1,423	$1,928	$479	$5,859	$6,338

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the consolidated statements of income for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$325	$683	$1,198	$968
Selling, general, and administrative expense	302	3,300	730	5,370
Total asset impairment and exit activity charges	$627	$3,983	$1,928	$6,338

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2020	2019
Balance at January 1	$5,449	$1,923
Exit activity costs recognized	1,423	5,859
Cash payments	(6,179)	(3,032)
Balance at September 30	$693	$4,750

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

(12)    INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and nine months ended September 30, and the applicable effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provision for income taxes	$9,828	$6,843	$21,686	$14,901
Effective tax rate	22.5%	21.8%	22.9%	22.7%
The effective tax rate for the three and nine months ended September 30, 2020 and 2019, respectively, was more than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations, however, these benefits do not materially impact the Company’s income tax provision.

On July 20, 2020, the Department of the Treasury and the Internal Revenue Service issued final regulations addressing the treatment of income earned by certain foreign corporations related to the treatment of income that is subject to high rate of foreign tax under the global intangible low-taxed income ("GILTI") and subpart F income regimes. The Company determined that the impact of GILTI is not material to the financial statements.

(13)    EARNINGS PER SHARE

Basic earnings and diluted weighted-average shares outstanding are as follows for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$33,760	$24,476	$73,111	$50,734
Denominator for basic earnings per share:
Weighted average shares outstanding	32,635	32,470	32,606	32,357
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,635	32,470	32,606	32,357
Common stock options and stock units	334	300	296	320
Weighted average shares and conversions	32,969	32,770	32,902	32,677

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards, aggregating to 9,000 and 346,000 for the three months ended September 30, 2020 and 2019, respectively, and 24,000 and 324,000 for the nine months ended September 30, 2020 and 2019, respectively.

(14)    SEGMENT INFORMATION

The Company is organized into three reportable segments on the basis of the production processes, products and services provided by each segment, identified as follows:
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
The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Renewable Energy and Conservation	$128,258	$116,771	$323,014	$261,612
Residential Products	151,718	126,275	394,609	360,417
Industrial and Infrastructure Products	49,767	56,361	147,831	168,096
Less: Intersegment sales	(78)	(171)	(536)	(817)
Net Industrial and Infrastructure Products	49,689	56,190	147,295	167,279
Total consolidated net sales	$329,665	$299,236	$864,918	$789,308

Income from operations:
Renewable Energy and Conservation	$14,195	$19,633	$29,082	$30,914
Residential Products	32,454	17,012	74,143	49,880
Industrial and Infrastructure Products	5,199	5,462	15,832	13,660
Unallocated Corporate Expenses	(7,989)	(10,687)	(25,417)	(25,862)
Total consolidated income from operations	$43,859	$31,420	$93,640	$68,592

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2020
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$29,632	$150,608	$39,251	$219,491
Over Time	98,626	1,110	10,438	110,174
Total net sales	$128,258	$151,718	$49,689	$329,665

	Three Months Ended September 30, 2019
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$12,682	$125,350	$46,781	$184,813
Over Time	104,089	925	9,409	114,423
Total net sales	$116,771	$126,275	$56,190	$299,236

	Nine Months Ended September 30, 2020
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$56,636	$391,227	$115,925	$563,788
Over Time	266,378	3,382	31,370	301,130
Total net sales	$323,014	$394,609	$147,295	$864,918

	Nine Months Ended September 30, 2019
	Renewable Energy and Conservation	Residential Products	Industrial and Infrastructure Products	Total
Net sales:
Point in Time	$28,441	$357,808	$138,383	$524,632
Over Time	233,171	2,609	28,896	264,676
Total net sales	$261,612	$360,417	$167,279	$789,308

(15)    SUBSEQUENT EVENTS

On October 15, 2020, the Company acquired substantially all of the assets of Architectural Mailboxes, LLC ("Architectural Mailboxes") in an all cash transaction for approximately $27 million. Architectural Mailboxes was a privately-held company in the business of designing, developing, and selling decorative residential mailboxes and related products. A preliminary purchase price allocation for the Architectural Mailboxes business has not yet been determined. Architectural Mailboxes will be reported as a part of our Residential Products segment.

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

The Company operates and reports its results in the following three reporting segments:
•Renewable Energy and Conservation;
•Residential Products; and
•Industrial and Infrastructure Products.

The Company serves customers primarily in North America including renewable energy (solar) developers, institutional and commercial growers of food and plants, home improvement retailers, wholesalers, distributors, and contractors. As of September 30, 2020, we operated 45 facilities, which include 32 manufacturing facilities and five distribution centers, in 19 states, Canada, China and Japan. Our operational infrastructure provides the necessary scale to support local, regional, and national customers in each of our markets.

COVID-19 Update

While the Company continues to encounter challenges and uncertainty associated with COVID-19, the pandemic did not have a material adverse effect on our reported results for the three and nine months ended September 30, 2020. While most of our operations have been considered essential businesses and have remained open during the pandemic, the decision to keep our team intact despite some pandemic related softness in demand in certain businesses enabled us to deliver revenue and earnings growth during this period. Our top priorities continue to be focused on our organization, keeping the team and their families as safe as possible, our supply chain operating well, and providing a high level of responsiveness to customer needs. We will continue to actively monitor the impact of the COVID-19 outbreak on operations for the remainder of 2020 and beyond, and make adjustments to our operating protocols as necessary. The extent to which our operations will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity, or resurgence, of the outbreak and actions by government authorities to contain the outbreak or respond to its impact, among other things. Refer to the Company's Outlook section in this management discussion and analysis for consideration relative to future periods.

Business Strategy
The Company’s mission is to create compounding and sustainable value with strong leadership positions in higher growth and profitable end markets. The Company's operational foundation employs a Three-Pillar strategy focusing on three core tenets: Business Systems, Portfolio Management, and Organizational Development.

1.Business Systems - operational excellence and product innovation supported by an execution review of the Company's monthly business performance, implementation of key investments, information technology operating and digital systems performance, and new product and services innovation.

2.Portfolio Management - acquisitions and portfolio management is focused on optimizing the Company’s business portfolio and ensuring our human and financial capital are invested to provide sustainable, profitable growth while expanding our relevance to customers and shaping our markets. The acquisitions of Apeks, LLC ("Apeks") in August 2019, Thermo Energy Systems Inc. ("Thermo") in January 2020, Delta Separations LLC and Teaching Tech LLC (collectively, “Delta Separations”) in February 2020 and, most recently, the acquisition of Architectural Mailboxes, LLC ("Architectural Mailboxes") in October 2020, were the direct result of executing our Portfolio Management strategy.

3.Organizational Development - execution of the Business Systems and Portfolio Management pillars of our strategy requires a strong organization that must continuously develop and improve. The Company aspires to make our workplace the "Best Place to Work", by focusing on creating the best development and learning environment for our people, proactively operating businesses that mitigate environmental and climate related impacts, and engaging with and supporting the communities in which we are located. We believe doing so helps us attract and retain the best people, enhancing our ability to execute our business plans.

As a part of our on-going Three-Pillar strategy, the Company:
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

We believe the key elements of our strategy have, and will continue to, enable us to respond timely to changes in the end markets we serve, including evolving changes due to the outbreak of COVID-19. We have and expect to continue to examine the need for restructuring of our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. We believe our enhanced strategy has enabled us to better react to volatility in commodity costs and fluctuations in customer demand, along with helping to improve margins. We have used the improved cash flows generated by these initiatives to pay down debt, improve our liquidity position, and invest in growth initiatives. Overall, we continue to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher shareholder returns.

Recent Developments
On October 15, 2020, the Company acquired substantially all of the assets of Architectural Mailboxes, a privately-held company in the business of designing, developing, and selling decorative residential mailboxes and related products in an all cash transaction for approximately $27 million. The results of operations for Architectural

Mailboxes will be reported as a part of our Residential Products segment and are expected to contribute annual revenues of approximately $26 million.

On February 13, 2020, the Company acquired the assets of California-based Delta Separations, a privately held ethanol-based extraction systems manufacturer and training and laboratory design and operations consultative partner for $50 million in an all cash transaction.

On January 15, 2020, the Company acquired the assets of Canadian-based Thermo, a privately held provider of commercial greenhouse solutions in North America providing growing infrastructure for the plant based organic food market, in an all cash transaction for approximately $7 million. The Company also expects to invest approximately $42 million into Thermo to provide an appropriate level of working capital.

On August 30, 2019, the Company acquired all of the outstanding membership interests of Apeks, a designer and manufacturer of botanical oil extraction systems utilizing subcritical and supercritical carbon dioxide. The acquisition was financed through cash on hand of $12 million.

The financial results from the acquisitions of Thermo, Delta, and Apeks have been reported as a part of our Renewables Energy and Conservation segment since their respective dates of acquisition.

Results of Operations
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended September 30 (in thousands):

	2020		2019
Net sales	$329,665	100.0%	$299,236	100.0%
Cost of sales	244,222	74.1%	222,658	74.4%
Gross profit	85,443	25.9%	76,578	25.6%
Selling, general, and administrative expense	41,584	12.6%	45,158	15.1%
Income from operations	43,859	13.3%	31,420	10.5%
Interest expense	218	0.1%	17	0.0%
Other expense	53	0.0%	84	0.0%
Income before taxes	43,588	13.2%	31,319	10.5%
Provision for income taxes	9,828	3.0%	6,843	2.3%
Net income	$33,760	10.2%	$24,476	8.2%

The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

				Change due to
	2020	2019	Total Change	Acquisitions	Operations
Net sales:
Renewable Energy and Conservation	$128,258	$116,771	$11,487	$24,061	$(12,574)
Residential Products	151,718	126,275	25,443	—	25,443
Industrial and Infrastructure Products	49,767	56,361	(6,594)	—	(6,594)
Less: Intersegment sales	(78)	(171)	93	—	93
Net Industrial and Infrastructure Products	49,689	56,190	(6,501)	—	(6,501)
Consolidated	$329,665	$299,236	$30,429	$24,061	$6,368

Consolidated net sales increased by $30.4 million, or 10.2%, to $329.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The 10.2% increase in revenue was driven by the Residential Products and Renewable Energy and Conservation segments. Organic growth accounted for 2.1%, or $6.4 million, the result of increased volume in our Residential Products segment, which more than offset the organic volume declines in both our Renewable Energy and Conservation and our Industrial and Infrastructure Products segments. Sales generated from our first quarter 2020 acquisitions of Thermo and Delta Separations, and the prior year acquisition of Apeks, contributed 8.1% or $24.1 million to the growth from the prior year quarter.
Net sales in our Renewable Energy and Conservation segment increased 9.8%, or $11.5 million, to $128.3 million for the three months ended September 30, 2020 compared to $116.8 million for the three months ended September 30, 2019. Sales generated from the current year acquisitions of Thermo and Delta Separations, and the prior year acquisition of Apeks, contributed $24.1 million to the increase in the current year quarter. Organic revenue decreased $12.6 million, or 10.8%, driven by a decline in our core conservation business related to a slowdown in the cannabis and hemp markets, partially offset by participation gains in our renewable energy related business. Backlog improved 28% year over year for this segment, which was the result of strong end market demand in renewable energy, and in conservation, driven by strength in the fruit and vegetable market and increasing activity in the cannabis market.

Net sales in our Residential Products segment increased 20.1%, or $25.4 million, to $151.7 million for the three months ended September 30, 2020 compared to $126.3 million for the three months ended September 30, 2019.

The increase from the prior year quarter was largely due to continued solid activity in the repair and remodel market, along with participation gains across our various distribution channels.
Net sales in our Industrial and Infrastructure Products segment decreased 11.6%, or $6.5 million, to $49.7 million for the three months ended September 30, 2020 compared to $56.2 million for the three months ended September 30, 2019. Lower demand for its core industrial products resulted in a decrease in revenue in the Industrial businesses. While revenue in the Infrastructure business was down modestly, as the pandemic affected spending on infrastructure projects in certain end markets, infrastructure backlog grew slightly compared to the prior year quarter.
Our consolidated gross margin increased to 25.9% for the three months ended September 30, 2020 compared to 25.6% for the three months ended September 30, 2019. This modest increase was the result of improved operating execution in all our core businesses compared to the prior year quarter, effective price and material cost management, and benefits from our 80/20 simplification initiatives. Partially offsetting the above improvements were expected lower gross margins generated from our recent acquisitions as we continue to integrate them operationally.
Selling, general, and administrative ("SG&A") expenses decreased by $3.6 million, or 7.9%, to $41.6 million for the three months ended September 30, 2020 from $45.2 million for the three months ended September 30, 2019. The $3.6 million decrease was largely the result of a decrease in costs of approximately $7.2 million related to exit activities, senior leadership transition and completing acquisitions, partially offset by $3.8 million in incremental SG&A expenses recorded quarter over quarter for our recent acquisitions. SG&A expenses as a percentage of net sales decreased to 12.6% for the three months ended September 30, 2020 compared to 15.1% for the three months ended September 30, 2019.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

	2020		2019		Total Change
Income from operations:
Renewable Energy and Conservation	$14,195	11.1%	$19,633	16.8%	$(5,438)
Residential Products	32,454	21.4%	17,012	13.5%	15,442
Industrial and Infrastructure Products	5,199	10.5%	5,462	9.7%	(263)
Unallocated Corporate Expenses	(7,989)	(2.4)%	(10,687)	(3.6)%	2,698
Consolidated income from operations	$43,859	13.3%	$31,420	10.5%	$12,439
Our Renewable Energy and Conservation segment generated an operating margin of 11.1% in the current year quarter compared to 16.8% in the prior year quarter. The decrease in operating margin was the combined result of expected lower margins generated by our recent acquisitions as we continue to integrate them operationally and near-term market challenges impacting the conservation business related to a slowdown in the cannabis and hemp markets. Partially offsetting this decrease was favorable product and services mix and strong execution in our renewable energy business.
The Residential Products segment generated an operating margin of 21.4% during the three months ended September 30, 2020 compared to 13.5% during the three months ended September 30, 2019. The increase in operating margin was the result of volume leverage, effective price and material cost management, and continued benefits from 80/20 simplification initiatives, along with a $3.2 million decrease in exit activity costs compared to the prior year quarter.
Our Industrial and Infrastructure Products segment generated an operating margin of 10.5% during the three months ended September 30, 2020 compared to 9.7% during the three months ended September 30, 2019. The increase resulted from continued improvement in execution in our industrial business, and effective price and material cost management.

Unallocated corporate expenses decreased $2.7 million from $10.7 million during the three months ended September 30, 2019 to $8.0 million during the three months ended September 30, 2020. A decline in costs related to senior leadership transition, restructuring and completing acquisitions of approximately $3.2 million resulted in the current year quarter decrease as compared to the prior year quarter.

Interest expense was negligible for both the three months ended September 30, 2020 and September 30, 2019. No amounts were outstanding under our revolving credit facility during the three months ended September 30, 2020 and 2019.
We recognized a provision for income taxes of $9.8 million and $6.8 million, with effective tax rates of 22.5% and 21.8% for the three months ended September 30, 2020, and 2019, respectively. The effective tax rates for the three months ended September 30, 2020 and 2019, respectively, were greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
The following table sets forth selected results of operations data and its percentage of net sales for the nine months ended September 30 (in thousands):

	2020		2019
Net sales	$864,918	100.0%	$789,308	100.0%
Cost of sales	650,830	75.2%	605,272	76.7%
Gross profit	214,088	24.8%	184,036	23.3%
Selling, general, and administrative expense	120,448	14.0%	115,444	14.6%
Income from operations	93,640	10.8%	68,592	8.7%
Interest expense	385	0.0%	2,297	0.3%
Other (income) expense	(1,542)	(0.2)%	660	0.1%
Income before taxes	94,797	11.0%	65,635	8.3%
Provision for income taxes	21,686	2.5%	14,901	1.9%
Net income	$73,111	8.5%	$50,734	6.4%

The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30, (in thousands):

				Change due to
	2020	2019	Total Change	Acquisitions	Operations
Net sales:
Renewable Energy and Conservation	$323,014	$261,612	$61,402	$58,858	$2,544
Residential Products	394,609	360,417	34,192	—	34,192
Industrial and Infrastructure Products	147,831	168,096	(20,265)	—	(20,265)
Less: Intersegment sales	(536)	(817)	281	—	281
Net Industrial and Infrastructure Products	147,295	167,279	(19,984)	—	(19,984)
Consolidated	$864,918	$789,308	$75,610	$58,858	$16,752

Consolidated net sales increased by $75.6 million, or 9.6%, to $864.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Sales generated from our current year acquisitions of Thermo and Delta Separations and the prior year acquisition of Apeks contributed 7.5%, or $58.9 million to the growth from the prior year. The $16.8 million, or 2.1% increase, in organic growth during the current year was primarily the result of increased volume in both our Residential Products and Renewable Energy and Conservation segments, which more than offset the volume decline in our Industrial and Infrastructure Products segment.
Net sales in our Renewable Energy and Conservation segment increased 23.5%, or $61.4 million, to $323.0 million for the nine months ended September 30, 2020 compared to $261.6 million for the nine months ended September 30, 2019. Sales generated by the current year acquisitions of Thermo and Delta Separations, along with the prior year acquisition of Apeks, contributed $58.9 million, or 22.5%, to the increase in the current year.

Organic growth of $2.5 million, or 1.0%, was driven by participation gains in our renewable energy related businesses, partially offset by a decline in our core conservation business related to a slowdown in the cannabis and hemp markets. Backlog improved 28% year over year for this segment, which was the result of strong end market demand in renewable energy, and in conservation, driven by strength in the fruit and vegetable market and increasing activity in the cannabis market.

Net sales in our Residential Products segment increased 9.5%, or $34.2 million, to $394.6 million for the nine months ended September 30, 2020 compared to $360.4 million for the nine months ended September 30, 2019. The increase from the prior year was largely due to continued solid activity in the repair and remodel market, along with participation gains across our various distribution channels.
Net sales in our Industrial and Infrastructure Products segment decreased 12.0%, or $20.0 million, to $147.3 million for the nine months ended September 30, 2020 compared to $167.3 million for the nine months ended September 30, 2019. Lower demand and lower steel prices impacting its core industrial products resulted in a decrease in revenue in the Industrial businesses. Revenue in the Infrastructure business was essentially flat year over year, while its ending backlog improved slightly from the prior year.
Our consolidated gross margin increased to 24.8% for the nine months ended September 30, 2020 compared to 23.3% for the nine months ended September 30, 2019. This increase was due to improved operating execution in all of our core businesses compared to the prior year period that included incremental costs for design refinement and field improvements for our solar tracking solution, effective price and material cost management and benefits from our 80/20 simplification initiatives. Partially offsetting the above improvements were lower gross margins generated from our recent acquisitions.
SG&A expenses increased by $5.0 million, or 4.3%, to $120.4 million for the nine months ended September 30, 2020 from $115.4 million for the nine months ended September 30, 2019. The $5.0 million increase was largely the result of $11.0 million of incremental SG&A expenses recorded year over year for our recent acquisitions and costs to complete those acquisitions closed during the year, along with investments in the development of our organization and safety of our team by reallocating SG&A spending. Partially offsetting these increases was decreased spending for exit activity costs of approximately $4.6 million. SG&A expenses as a percentage of net sales decreased to 14.0% for the nine months ended September 30, 2020 compared to 14.6% for the nine months ended September 30, 2019.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

	2020		2019		Total Change
Income from operations:
Renewable Energy and Conservation	$29,082	9.0%	$30,914	11.8%	$(1,832)
Residential Products	74,143	18.8%	49,880	13.8%	24,263
Industrial and Infrastructure Products	15,832	10.7%	13,660	8.2%	2,172
Unallocated Corporate Expenses	(25,417)	(2.9)%	(25,862)	(3.3)%	445
Consolidated income from operations	$93,640	10.8%	$68,592	8.7%	$25,048
Our Renewable Energy and Conservation segment generated an operating margin of 9.0% during the nine months ended September 30, 2020 compared to 11.8% during the nine months ended September 30, 2019. The decrease in operating margin was the net result of the expected lower margins generated from our recent acquisitions, as we continue to integrate them operationally, largely offset by favorable product and services mix and strong execution in our renewable energy businesses, as well as, the absence of incremental costs incurred during the prior year for design refinement and field improvements for our solar tracking solution.
Our Residential Products segment generated an operating margin of 18.8% during the nine months ended September 30, 2020 compared to 13.8% during the nine months ended September 30, 2019. The increase in operating margin was largely the result of volume leverage, effective price and material cost management and continued benefits from 80/20 simplification initiatives, along with a $3.1 million decrease in exit activity costs compared to the prior year.

The Industrial and Infrastructure Products segment generated an operating margin of 10.7% during the nine months ended September 30, 2020 compared to 8.2% during the nine months ended September 30, 2019. The increase in operating margin was the result of continued improvement in execution in our industrial business, effective price and material cost management and ongoing benefit from the Company's 80/20 initiatives.

Unallocated corporate expenses decreased $0.4 million from $25.9 million during the nine months ended September 30, 2019 to $25.4 million during the nine months ended September 30, 2020. The slight decrease was primarily due to lower performance based compensation expense.

Interest expense decreased by $1.9 million to $0.4 million for the nine months ended September 30, 2020 compared to $2.3 million for the nine months ended September 30, 2019. The decrease in expense resulted from the redemption of the Company's outstanding $210 million of 6.25% Senior Subordinated Notes during the first quarter of 2019. No amounts were outstanding under our revolving credit facility during the nine months ended September 30, 2020 and 2019.

The Company recorded other income of $1.5 million for the nine months ended September 30, 2020 and other expense of $0.7 million for the nine months ended September 30, 2019. The change from the prior year was the result of the $1.9 million pre-tax gain on the sale of the Company's self-guided apartment tour application business within the Residential Products segment.
We recognized a provision for income taxes of $21.7 million and $14.9 million, with effective tax rates of 22.9% and 22.7%, for the nine months ended September 30, 2020, and 2019, respectively. The effective tax rates for the nine months ended September 30, 2020 and 2019, respectively, exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.

Outlook

The Company delivered solid revenue and growth in earnings per share to date in 2020, and expects fourth quarter performance to surpass 2019 results. Given the ongoing level of uncertainty related to the pandemic and the economy Gibraltar is maintaining the practice of providing qualitative guidance.

Our momentum and end market trends continue to be positive, and we continue to monitor the pandemic's impact on our businesses and potential impact on the U.S. and global economy. We remain focused on executing our operating protocols, maintaining a safe environment for our people, and meeting our customers’ needs every day. We will also continue with key organic and inorganic investments to strengthen our business platforms for the markets we serve.

Liquidity and Capital Resources

Our principal capital requirements are to fund our operations' working capital and capital improvements and to provide capital for acquisitions. The following table sets forth our liquidity position as of:

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$179,816	$191,363
Availability on revolving credit facility	394,100	393,991
	$573,916	$585,354

We believe that our cash on hand, lack of outstanding debt, and available borrowing capacity provided under the Senior Credit Agreement provide us with ample liquidity and capital resources to weather the economic impacts of the COVID-19 pandemic while continuing to invest in operational excellence, growth initiatives and the development of our organization. After pausing earlier in the year as the pandemic unfolded, we have begun to cautiously re-engage in acquisition processes that are aligned with our strategic initiatives and invest in opportunities that strengthen our business platforms for the markets we serve, while being mindful of the continued impact of the COVID-19 pandemic on our economic outlook. We continue to remain focused on managing our working capital, which may include adjusting scheduled deliveries of inventory to match current demand levels, closely monitoring customer credit and collection activities, and working to extend payment terms.

Our Senior Credit Agreement provides us with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2020, our foreign subsidiaries held $38.8 million of cash in U.S. dollars.

We are taking advantage of the option to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), and estimate that this deferral will allow us to retain approximately $4 million in cash during 2020 that would have otherwise been remitted to the federal government. The deferred tax payments will be repaid equally in 2021 and 2022. The CARES Act, along with other foreign government initiatives, also provides for job retention programs, which have allowed some of our businesses to receive payroll tax credits or subsidies during 2020.

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

These expectations are forward-looking statements based upon currently available plans and information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current or expected levels, or sources of financing are not available or not available at acceptable terms, our future liquidity may be adversely affected.

Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2020	2019
Cash provided by (used in):
Operating activities of operations	$56,194	$72,494
Investing activities of operations	(61,152)	(16,281)
Financing activities of operations	(6,031)	(216,330)
Effect of foreign exchange rate changes	(558)	729
Net decrease in cash and cash equivalents	$(11,547)	$(159,388)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 of $56.2 million consisted of net income of $73.1 million and non-cash net charges totaling $24.2 million, which include depreciation, amortization, stock compensation, and other non-cash charges, offset by a $41.1 million investment in working capital and other net assets. The investment in net working capital and other net assets was driven by the investment in net working capital and other net assets was largely driven by an investment of $42.4 million in Thermo, one of our recent acquisitions, which was undercapitalized at purchase, along with an increase in accounts receivable due to strong demand in our Residential Products segment and a decrease in accrued expenses and other non-current liabilities correlated to the timing of customer billings and payments.

Net cash provided by operating activities of $72.5 million during the nine months ended September 30, 2019 consisted of net income of $50.7 million and $28.3 million of non-cash charges including depreciation, amortization, stock compensation, exit activity and other charges, offset by an investment in working capital and other net assets of $6.6 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 of $61.2 million primarily consisted of net cash paid for the acquisitions of Delta Separations of $47.1 million and Thermo of $7.3 million and capital expenditures of $9.3 million, offset by $2.0 million in proceeds from the sale of a business within the Residential Products segment and $0.6 million in proceeds from the sale of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2019 of $16.3 million consisted of $8.7 million net cash paid for the acquisition of Apeks and capital expenditures of $7.7 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 of $6.0 million was primarily the result of $6.4 million of purchases of treasury stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans, offset by $0.4 million in proceeds from the issuance of common stock from stock option exercises during the period.

Net cash used in financing activities for the nine months ended September 30, 2019 of $216.3 million consisted of the repayment of $210.0 million of 6.25% Senior Subordinated Notes along with $2.0 million in other debt repayments, purchases of treasury stock of $3.5 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans, and the payment of debt issuance costs of $1.2 million, partially offset by proceeds received from the issuance of common stock of $0.4 million from stock options exercised.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. We believe there have been no material changes from the risk factors previously disclosed in our Form 10-K. During the nine months ended September 30, 2020, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2019 Annual Report, other than the addition of the risk factor set forth below, which was included in Part II, Item 1A of our Form 10-Q reports for the quarters ended March 31, 2020 and June 30, 2020.

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
Date: October 29, 2020