Form 10-K
period 2020-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2021-02-25
CIK 912562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2020 was: $1.5 billion.
As of February 24, 2021, the number of common shares outstanding was: 32,570,961.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The Company
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the renewable energy, conservation, residential and infrastructure markets. Gibraltar’s mission is to create compounding and sustainable value for our shareholders and stakeholders with strong and relevant leadership positions in higher growth, profitable end markets focused on addressing some of the world's most challenging opportunities. The foundation of the Company's strategy is built on three core pillars: Business System, Portfolio Management, and Organization Development.

1.Business System reflects the necessary systems, processes, and management tools required to deliver consistent and continuous performance improvement, every day. Our business system is a critical enabler to grow, scale, and deliver our plans. Our business system is focused on deploying effective tools to drive growth, improve operating performance, and develop the organization. Our Business System challenges existing paradigms, drives day-to-day performance, forces prioritization of resources, challenges our business models, and brings focus to new product and services development and innovation.

2.Portfolio Management is focused on optimizing the Company’s business portfolio and ensures our financial capital and human resources are effectively and efficiently deployed to deliver sustainable, profitable growth while increasing our relevance with customers and shaping our markets. In 2020, the Company transacted the following acquisitions:

•Thermo Energy Systems ("Thermo) - January 2020,
•Delta Separations (“Delta”) - February 2020
•Architectural Mailboxes - October 2020
•Sunfig Corporation - December 2020
•TerraSmart LLC ("TerraSmart") - December 2020

During the fourth quarter of 2020, the Company made the decision to classify its Industrial business as held for sale and report its results as discontinued operations.

3.Organization Development drives the Company’s continuous focus on strengthening and scaling the organization to execute the Company’s plans and meet commitments. The Company aspires to make our place of work the "Best Place to Work", where we focus on creating an environment for our people to have the best opportunity for success, continue to develop, grow, and learn. At core of this pillar is the Company’s development process focused on helping employees reach their potential, improve performance, develop career roadmaps, identify ongoing education requirements, and respective succession plans. We believe doing so helps us attract and retain the best people so we can execute our business plans.

COVID-19 Update

While the Company continues to encounter challenges and uncertainty associated with COVID-19, the pandemic did not have a material adverse effect on our reported results during 2020. While most of our operations have been considered essential businesses and all have remained open during the pandemic outside of a few days, the decision to keep our team intact despite some initial market softness for certain businesses put us in a position to deliver revenue and earnings growth throughout 2020. Our top priority continues to be focused on our organization - keeping our team and their families as safe as possible, our supply chain operating well, and providing a high level of responsiveness to customer needs. We will continue to proactively execute our pandemic “playbook” as we enter 2021 and make adjustments to our operating protocols as navigate forward. The extent to which our operations will be impacted by the outbreak will largely depend on future developments, which remain uncertain and challenging to predict, including new requirements or regulations mandated by government authorities. Refer to the Company's Outlook section in this management discussion and analysis for consideration relative to future periods.

The Company serves customers primarily in North America including renewable energy (solar) developers, institutional and commercial growers of food and plants, home improvement retailers, wholesalers, distributors, and contractors. As part of our continuing operations at December 31, 2020, we operated 38 facilities, comprised of 27 manufacturing facilities, two distribution centers, and nine offices, which are located in 17 states, Canada, China, and Japan. Our operational infrastructure provides the necessary scale to support local, regional, and national customers in each of our markets.

The Company operates and reports its results in the following three reporting segments:
•Renewable Energy and Conservation;
•Residential Products;
•Infrastructure Products.

The following table summarizes the primary products, applications, and end markets for each segment:
Renewable Energy and Conservation Segment

Products & Services	Applications	End Users
Renewable Energy: Design, engineering, manufacturing and installation of solar racking and electrical balance of systems	Commercial & distributed generation scale commercial solar installations on any type of terrain	Solar developers; power companies; solar energy EPC contractors

Conservation: Provide growing and processing solutions including the designing, engineering, manufacturing and installation of greenhouses, and botanical extraction systems	Retail, vegetable, flowers, cannabis, commercial, institutional and conservatories, car wash tunnels, botanical oil extraction	Organic produce growers; retail garden centers; conservatories and botanical gardens; floriculture growers; agricultural research; botanical oil processors

Residential Products Segment

Product	Applications	End Market

Roof and foundation ventilation products	Ventilation and whole-house air flow	Residential: new construction and repair and remodeling

Centralized mail systems and electronic package solutions	Secure storage for mail and package deliveries

Retractable awnings & gutter guards	Sun protection; gutter protection

Rain dispersion, trims and flashings, other accessories	Water & protection from natural elements
Infrastructure Products Segment

Product	Applications	End Market
Structural bearings, expansion joints and pavement sealant for bridges, airport runways and roadways, elastomeric concrete, bridge cable protection systems	Preserve functionality under varying weight, wind, temperature and seismic conditions	Bridge and elevated highway construction, airport pavements

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
Attractive End Markets. Our markets are focused on solving global challenges as it relates to accelerating renewable energy generation, growing food and plants more environmentally-friendly and efficient way maintaining healthy home environments, supporting postal and parcel home delivery, and improving our country’s transportation infrastructure and ways of transporting people.
Value-Added Products and Services. We provide industry-best solutions to our customers: racking, foundation, and electrical systems for photovoltaic (PV) solar systems, commercial growing greenhouses and processing extraction technology for biologically grown food, cannabis, and other plants; roof-related ventilation to support healthy home environments; postal and parcel storage for home and retail sites; and structural bearings and expansion joints for bridges and other transportation structures. Our products and services are highly engineered, supported with intellectual property, and driven by effective business systems and IT infrastructure.
Commitment to Customer & Quality. We strive to be connected directly with our end customers, where we receive unfiltered feedback on performance, insight on customer problems and opportunities, and cooperation on ideas for new products, services, and business model optimization. The percentage of our total business supported directly with end users of our products and services was approximately 54% and we expect this to grow in future years. Our commitment to quality is a core operating tenet for the Company, and our quality management systems are designed to ensure we deliver to customer and stakeholder expectations while meeting statutory and regulatory requirements related to our products and services.

Strong liquidity profile. We strive to manage our cash resources to ensure sufficient liquidity to fund growth initiatives, support the seasonality of our businesses, manage effectively through economic cycles. As of December 31, 2020, our liquidity was $341 million, including $32 million of cash and $309 million of availability under our revolving credit facility. We believe our low leverage and ample borrowing capacity, along with enhanced flexibility in our Senior Credit Agreement, provides us with the financial capacity to fund our ongoing business requirements, strategic initiatives, and acquisition opportunities.

Recent developments
During 2020, the Company transacted the following acquisitions:

Business Acquired	Date of Acquisition in 2020	Preliminary purchase price ( in millions) 1	Description
TerraSmart LLC	December 31	$228.0	Provider of screw-based, ground-mount solar racking technology, particularly used for solar projects installed on challenging terrain
Sunfig Corporation	December 11	$4.0	Provider of software solutions that optimize solar energy investments through upstream design, performance and financial modeling
Architectural Mailboxes	October 15	$27.0	Provider, designer, and developer of decorative residential mailboxes and related products
Delta Separations	February 13	$46.0	Provider of ethanol-based extraction systems manufacturer and training and laboratory design and operations consultative partner
Thermo Energy Systems	January 15	$7.0	Provider of commercial greenhouse solutions in North America supporting the biologically grown organic food market

Note 1: Except for TerraSmart, which was financed through a combination of cash on hand and borrowings under the Company's revolving credit facility, all of the above 2020 acquisitions were funded from cash on hand.

During the fourth quarter of 2020, the Company committed to a plan to dispose its Industrial business as a result of its portfolio management strategy to focus on participation in higher value and faster growing markets. The Industrial business, previously reported in the Company's Industrial and Infrastructure Products segment, has been classified as held for sale.

Customers and Products
Our customers are located primarily throughout North America. One customer, a home improvement retailer which purchases from both the Residential Products segment and Renewable Energy and Conservation segment, represented 14% of our consolidated net sales for each of the three years ended December 31, 2020, 2019, and 2018. No other customer in any segment or segments accounted for more than 10% of our consolidated net sales.
Our products are primarily distributed to our customers using common carriers. We maintain distribution centers that complement our manufacturing plants from which we ship products and ensure on-time delivery while maintaining efficiency within our distribution system. Our customers and product offerings by segment are described below.

Renewable Energy and Conservation
The Renewable Energy and Conservation segment is primarily a designer and manufacturer of fully-engineered solutions for solar mounting systems, greenhouse structures and botanical oil extraction systems. This segment offers a fully integrated approach to the design, engineering, manufacturing and installation of solar racking systems, including electrical balance of systems, and commercial, institutional, and retail greenhouse structures servicing customers, such as community solar owners and developers, organic produce growers, retail garden centers, conservatories and botanical gardens, floriculture growers, agricultural research, and botanical oil processors. With the recently announced acquisitions of TerraSmart and Sunfig, we have 13 manufacturing facilities and 2 distribution centers and operate in the United States, China and Japan.

An integral part of solar racking and greenhouse projects is the fabrication of specifically designed metal structures for highly-engineered applications including: racking and foundation for ground-mounted solar arrays on any type of terrain; single-axis solar tracker solutions; carports that integrate solar PV panels; as well as commercial-scale greenhouses and other glass structures. Both the solar racking and greenhouse projects involve securing glass and plastic to metal and use the same raw materials including steel and aluminum. Most of our production is completed using computer numerical control machines, roll forming machines, laser cutters and other fabrication tools. The structural metal components are designed, engineered, fabricated and installed in accordance with applicable building codes.

We strive to improve our offerings of products by introducing new products, enhancing existing products, adjusting product specifications to respond to commercial building codes and regulatory changes, and providing solutions to contractors and end users. New products introduced in recent years include screw-based racking solutions, software solutions to optimize solar energy investments, botanical oil extraction systems, single-axis tracker systems, metal framed structures for car washes, and solar racking systems for carports and canopies. Our screw-based racking solutions offer rapid installation on any terrain. Our new software solution enables our team to optimize solar project design, utilizing solar irradiance data and topography analysis to quickly and automatically generate multiple potential layouts for complex projects Our botanical oil extraction systems provide equipment for extracting plant oils for hemp, cannabis, and nutraceutical processors. The single-axis tracker systems within our solar mounting solutions group provide flexibility to adapt to a variety of site conditions that impact tracker site designs when using other solutions in the market and can vastly reduce the costs associated with civil work on projects. The patented design eliminates complexities incorporated in the traditional systems, simplifying the operations and maintenance of the system, along with streamlining the installation process. Our car washes serve a market preference for light- transparent structures. Solar racking systems for carports serve as protection for cars from the effects of the sun and intense heat while providing a renewable energy source. Similarly, solar racking systems installed on idle land, such as solid waste landfills, or on challenging, rocky terrain, converts such land into a useful property by providing clean renewable power generating capabilities.
Residential Products
Our Residential Products segment services the residential repair and remodeling and to a lesser extent the new housing construction markets in North America with products including roof and foundation ventilation products, centralized mail systems and electronic package solutions, outdoor living products (retractable sun-shades), rain dispersion products and other construction accessories. Our residential product offerings are sold through a number of sales channels including major retail home centers, building material wholesalers, building product distributors, buying groups, roofing distributors, residential contractors, property management companies and postal services distributors and providers. This segment operates 12 manufacturing facilities throughout the United States, giving it a base of operations to provide manufacturing capability of high quality products, customer service, delivery and technical support to a broad network of regional and national customers across North America.
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
Within our Residential Products businesses, we are constantly striving to improve our product/solution offerings by introducing new products, enhancing existing products, adapting to building code and regulatory changes, and providing new and innovative solutions to homeowners and contractors. New products introduced in recent years include electronic parcel lockers, roof top safety kits, chimney caps, heat trace coils, exterior, remote-controlled deck awnings for sun protection, and high-efficiency and solar-powered ventilation products. Our electronic parcel lockers and parcel room systems provide residents in multi-family communities a secure storage receptacle to handle both package deliveries and receipt of other delivered goods, along with aiding retail businesses and their customers to transact via buy on line, pick up in store ("BOPUS") transactions. Our ventilation and roof flashing products provide protection and extend the life of structures while providing a safer, healthier environment for residents. Our cluster box mail delivery products provide delivery cost savings to the postal service while offering secure storage for delivered mail and packages. Our building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, and various resins.
Within our manufacturing facilities, we leverage significant production capabilities which allow us to both assemble and process a wide range of metals and plastics for our residential products. Most of our production is completed using automatic roll forming machines, stamping presses, welding, paint lines, and injection molding equipment. We maintain our equipment according to a thorough preventive maintenance program allowing us to meet the demanding quality and delivery requirements of our customers. In some cases, the Company sources products from third-party vendors to optimize cost and quality in order to provide the very best and affordable solution for our customers.
Infrastructure Products
Our Infrastructure Products segment primarily serves end markets such as highway and bridge construction and airports through commercial and transportation contractors. Our infrastructure product offerings include expansion joints, structural bearings, rubber pre-formed seals and other sealants, elastomeric concrete, and bridge cable protection systems. We operate two manufacturing facilities in the United States giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America.
We strive to improve our offerings of infrastructure products by introducing new products, enhancing existing products, adjusting product specifications to respond to regulatory changes, and providing additional solutions to contractors. New products have been introduced in recent years by extending our transportation infrastructure products into new markets. For example, our long-lasting pavement sealants for roadways are now being installed on airport runways internationally, our structural bearings for elevated highways and bridges have been installed on an offshore oil production platform, and our corrosion-protection products for cable-suspension bridges are now marketed and sold internationally.
Engineering and Technical Services
Our business segments employ engineers and other technical personnel to perform a variety of key tasks which include the identification and implementation of improvements to our manufacturing process, redesign of our products for better performance, the development of new products and identification and execution of cost reduction activities. In addition, our engineering staff employs a range of drafting software to design highly specialized and technically precise products. In our Renewable Energy and Conservation and Infrastructure Products segments, drawings are approved and stamped by state licensed professional engineers. Technical service personnel also work in conjunction with our sales force in the new product development process to determine the types of products and services that suit the particular needs of our customers.
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
Intellectual Property
We actively protect our proprietary rights by the use of trademark, copyright, and patent registrations. While we do not believe that any individual item of our intellectual property is material, we believe our trademarks, copyrights, and patents provide us with a competitive advantage when marketing our products to customers. We also believe our brands are well recognized in the markets we serve and we believe they stand for high-quality manufactured goods at a competitive price. These trademarks, copyrights, and patent registrations help us maintain product leadership positions for the goods we offer. In 2020, 8% of our annual revenues were generated from patented products.
Sales and Marketing
In 2020, approximately 54% of our revenues were generated from products and services that were sold directly to the end user, with the remainder of revenues generated through retailers, wholesalers and distributors, slightly up from 53% in 2019. Continual communication with our customers allows us to understand their challenges and provides us with the opportunity to identify solutions that will meet their needs. We have organized sales teams to focus on specific customers and national accounts through which we provide enhanced solutions and improve our ability to increase the relevance of products and services that we sell. Our sales regularly involve competitive bidding processes, and our reputation for meeting delivery requirements and strict specifications make us a preferred provider for many customers.

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
Backlog
Backlog represents the value of the total confirmed orders at a point in time for which performance obligations have not yet been satisfied. This metric is useful as it represents the aggregate amount we expect to recognize as revenue in the future.
While the majority of our products have short lead time order cycles, we had aggregated approximately $297 million of backlog from continuing operations at December 31, 2020 compared to $198 million at December 31, 2019. The backlog primarily relates to certain business units in our Renewable Energy and Conservation and our Infrastructure segments. We believe that the majority of our backlog will be shipped, completed and installed during 2021.
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
Human Capital - Organization Development
Gibraltar is built on three strategic pillars – a strong business system, the optimization of our portfolio of businesses, and continuous organizational development. Advancing each pillar is critical to ensuring we deliver our commitments to our people, our shareholders, our stakeholders, and our communities. The foundation for organizational development is built on two fundamental beliefs:
1.Our ability to perform and deliver shareholder value is dependent on our people, and
2.We strive to create an environment where our people can have the best chance for success and we refer to this internally as creating the "Best Place to Work."
Our "Best Place to Work" initiative is built on the following six tenets, and involves our entire organization:
1.Health and Safety
2.Education and Development
3.Diversity, Equality and Inclusion
4.Corporate Social Responsibility
5.Compensation and Employee Benefits
6.Communication and Employee Engagement
We employed 2,319 full-time employees and 18 part-time employees as of December 31, 2020. Of our 2,337 total employees, 939 were classified as salary and 1,398 classified as hourly. We also employed approximately 619 full-time equivalent temporary agency employees.
Health and Safety
We expect each member of Gibraltar to follow our safety standards and practices, support our key safety initiatives, be accountable to each other, and always be part of the solution. We believe all accidents and near-misses are preventable. Additionally, we measure and review our safety results continuously in each location.
We have a disciplined safety management and reporting process. Our CEO reviews safety performance, including recordable incidents, near misses, and first aid cases monthly with all business and human resource leaders. In addition, safety performance and best practices are also reviewed quarterly with the entire organization during our organization-wide Town Hall live virtual meetings. Additionally, as part of our annual budget and capital planning process, our businesses identify additional safety investments required for training, education, equipment, and processes.

Our safety performance improved in 2020, and we remain focused on continuing positive progress in 2021. We measure safety performance on three metrics - Total Recordable Incident Rate (TRIR), Near Misses, and First Aid events.
•TRIR is defined as the number of work-related injuries or illness serious enough to require treatment beyond first aid, per 200,000 hours worked.
•Near Misses are defined as an incident in which no personal injury occurred, but personal injury could have occurred but for a slight circumstantial shift.
•First Aid events are defined as medical attention that is administered immediately after an injury or sudden illness occurs and at the location where it occurred.
In 2020, we worked 4,874,000 hours, an increase of an 548,000 workforce hours, or 12.7% increase versus 2019. Increase in workforce hour is primarily due to our acquisitions of Thermo, Delta Separation, Architectural Mailboxes and Apeks, as well as an overall increase in our workforce from 2019. Our TRIR rate improved 37% from 3.7 TRIR to 2.3 TRIR, with recordable incidents down 29% and first-aid events up 18%, respectively. In addition, we did not have any work-related fatalities in 2020, nor any in recent years.
Operating during the COVID-19 pandemic required focus, discipline, and diligence from our entire organization to maintain our COVID health and safety protocols—while at work, home, and in the communities where we live and work. Beginning in March 2020 and to date, we implemented:
•All Centers for Disease Control and Prevention (CDC), World Health Organization (WHO), and U.S. Department of Health and Human Services (DHS) recommendations and educational initiatives. Additionally, we proactively tracked and implemented all state and local mandates and made modifications in compliance with changes throughout the year.
•Travel restrictions and leveraging of digital tools as much as possible.
•Operating protocols in our offices and production facilities including mandatory PPE (face masks / shields, and sanitizer stations), social distancing requirements, zone management, shift management, temperature checks, visitor restrictions, and sanitization management with outside contractors.
•Business continuity protocols for our remote-working team with focus on reliable, consistent, and continuous connectivity along with additional cyber-security protection and a new centralized Help Desk.
•Temporary conversions of two manufacturing facilities to produce face masks and shields for all Gibraltar employees and their family members. We also produced hand sanitizer for all Gibraltar locations and healthcare facilities and first responders in our local communities.
•160 hours of additional pay for our production employees to be used at their discretion during the year to support them, and their families, in the event the pandemic caused personal hardship. In December 2020, we paid a cash bonus to each production employee for the unused portion of their remaining 160 hours. For non-production employees, who positions were generally able to be performed remotely, we provided salary continuation for time needed to deal with personal matters arising from the pandemic.
•Daily, weekly, and monthly communications to keep our team informed as the pandemic and our business situation evolved throughout the year. In 2020, the CEO hosted 18 live "Town Hall" virtual meetings connecting with as many as 650 people to provide updates and address any concerns from the team. The executive leadership team, business leaders, and human resource leaders met daily and weekly to modify and implement changes to our operating protocols.
•Processes to track COVID-19 cases across Gibraltar by location and for our employees working remotely. The leadership team reviewed our status every 24 to 48 hours. We also tracked the recovery process for all employees and our “active” cases throughout the year.
Education and Development
We support our employees in realizing their full potential with meaningful career development opportunities. Our focus is to build the best organization and an environment where our employees learn, are challenged, and have the tools to grow. We are also focused on building the most effective systems, tools and processes to enable the organization to continue to advance. With these initiatives, along with our formal education and development program, we will build competencies, drive more diversity of thought, challenge internal paradigms, and drive improved and consistent performance.

The development of our organization starts with consistent education and training. At the core of this effort is making sure our people have a foundation based in Ethics and Compliance, which is summarized as follows:
•Our commitment to high ethical standards is the best way to serve our people, customers, suppliers, and investors;
•We are all responsible to follow and uphold strong ethical principles;
•Ethical behavior is more than a policy and compliance with the law is mandatory—it is our responsibility to do business in the right and responsible way.
Our commitment to living our values includes providing education and training for everyone, and as part of our continued commitment, we have updated our Code of Ethics and expanded our ethics training curriculum.
In 2019, we developed a comprehensive education curriculum including Ethics – “Doing the Right Thing,” Compliance – “Doing It the Right and Responsible Way,” and Cyber Security. Our curriculum is administered online and every employee and member of the Board of Directors is required to complete a minimum of 12.5 hours per year in an assigned timeframe. In 2020, we invested approximately 20,000 hours in education and training and our goal on a full-year basis is to invest at least 25,000 hours. Our education program, completed annually by all employees, is a condition of employment, and our CEO reviews the quarterly progress for all employees. The base curriculum is summarized below.

Ethics	Compliance	Cyber Security
“Do the Right Thing”
•Ethics and Ethical Behavior
•Harassment and Discrimination
•Diversity, Equity and Inclusion
–Unconscious and Implicit Bias
–Micro-Aggressions
–Respect in the Workplace
–Cultural Competency
•Corporate Social Responsibility
•Conflict of Interest

“Do It the Right and Responsible Way”
•Insider Trading
•Intellectual Property
•Anti-Trust and Fair Competition
•Government Relations
•Improper Payments and Gifts
•Data Privacy and Protection
•International Business Ethics
•U.S. Employment Law for Supervisors
•Business Continuity •Security Awareness •Internet Security When Working from Home •Social Engineering, Phishing, and Ransomware •Mobile Security •Stop and Stop the Spread of Disinformation •Identity Theft
We also developed and launched Gibraltar University in 2019, which is designed to develop our leadership across Gibraltar. The program is a two-year initiative utilizing classroom education, ongoing continuous learning, and team project implementation prior to graduation. The curriculum covers Finance, Human Resources, Marketing, Operations, Innovation, Legal, Strategy Development and Deployment, and Mergers & Acquisitions, and is taught by Gibraltar’s leadership team. In January 2020, our first class of 40 participants, nominated by our business leaders, started the program and will graduate in December 2021. Our second class will be selected in June 2021 and will start the program in January 2022.
In 2019, we piloted our Organization Planning and Talent Review process, and subsequently implemented it across Gibraltar in 2020. The annual process integrates discussions and metrics on organization design/structure, career development, diversity, equality and inclusion, performance and potential assessment, and succession planning. Each business unit reviews their organizational development plans with our CEO and executive leadership team and follows with monthly reviews to ensure implementation of organization plans. On an annual basis, our CEO reviews the organizational development plan and performance results with the Board of Directors including performance of the executive team, succession planning progress, key organizational priorities and results, education and training initiatives, and all key organizational design and structure.
This annual process helps our organization scale and manage the future of the company. The process reinforces the development requirements and opportunities for our people, and ensures we are addressing organization gaps/opportunities and succession planning in a continuous and timely manner. It also drives our annual hiring, recruiting, and retention initiatives, and in 2020, it was instrumental as we added significant talent across our organization.

Recruiting is an important aspect of our business strategy and is guided by our desire to find the best talent to drive our business and build our “Best Place to Work” vision. It starts with understanding our organizational needs and developing diverse candidate “slates” for the positions we plan to hire. Our search process is based on personal engagement, and utilizes digital tools and channels, intelligent software and analytics, and competency assessment tools.
Recruiting is also about telling our story better – communicating our “Best Place to Work” vision using social media to reach a broader audience, and strengthening our partnerships with selected professional recruiters, labor agencies, universities, and trade schools. Our apprentice, co-op and internship programs continue to grow and this creates an opportunity for potential candidates to assess the fit and opportunity within our organization over time.
Diversity, Equality and Inclusion
We support and encourage a culture where diversity of thought flourishes, and all employees feel appreciated, included, and know they have an equal opportunity to develop, grow, and succeed based on their performance. We believe demonstrating respect for our people and valuing them for who they are, their perspectives, and their contributions is critical to creating the best environment for our team to have success. This is foundational for our “Best Place to Work.”
Below are key demographics of our workforce.
2020 Workforce Composition (Gender and Age)

Employee Age Groups	Female	Male	Total by Age Group	% by Age Group
< 30 years of age	65	286	351	15.0%
30 - 49 years of age	251	775	1,026	43.9%
50+ years of age	258	702	960	41.1%
Total	574	1,763	2,337
As a percentage	24.6%	75.4%
Number of 2020 Employees by Employment Type (by Gender)

Employee Type	Female	Male	Total by Type	% by Type
Salary	289	650	939	40.2%
Hourly	285	1,113	1,398	59.8%
Total	574	1,763	2,337
2020 Ethnic Background of Employees

Ethnic Background	% of Employees
White	60.2%
Black or African American	15.7%
Hispanic or Latino	13.1%
Not Specified	5.3%
Asian	4.8%
American Indian/Alaska Native	0.6%
Two or More Races	0.3%
In 2020, over 50% of our employees hired were classified as diverse. We are building a team with people who bring diversity of thought, experience, and perspective to our organization. We recognize our organization and the communities we operate in will continue to evolve and grow, which will require we remain focused on the following initiatives:

•Continue our mandatory and annual education and development program for the entire Company, including the Board of Directors, and evolve the curriculum as needed;
•Continue to “map” our organization with the communities we operate in to ensure the make-up of our team is reasonably representative of the community itself;
•Implement and upgrade business systems across the Company to give us the capability to gather and analyze data, derive conclusions, and develop action plans for implementation;
•Communicate our progress utilizing monthly business reviews with the leadership teams, and through quarterly communications with our teams, and quarterly reviews with the Board of Directors;
•Build the most effective recruitment framework to attract the best talent with the following objectives:
1.Build diversity of thought requirements into our recruiting process with our partner recruitment firms and labor agencies, universities and trade schools, and ensure they deliver diverse slates of candidates for our hiring needs; and
2.Strengthen our outreach effort to build and broaden our opportunity for diverse talent--to include academic institutions, industry associations, local businesses, and affinity groups
•Be proactive with our customers and supply chain partners to find ways to work together in promoting positive social development.
Corporate Social Responsibility
The Board of Directors and the entire Gibraltar team are committed to improving and positively impacting the global environment, social development, and business governance. We believe in doing business the right and most responsible way is foundational in executing and accelerating our vision and strategy. Our efforts continue to focus on our People, our Communities, and the World.

Our People	Our Communities	The World
To be sustainable and
responsible through the
advancement of our health and
welfare programs; putting the
safety and well-being of our
people before anything else;
supporting professional growth
and developing our future
leaders; and supporting diversity
and inclusion.
	By contributing to communities where we do business and where our people live and work; supporting these communities through charitable donations; and sponsoring volunteerism.	Operating responsibly in the world by focusing on measuring, managing and reducing our environmental footprint, and promoting responsibility across our value chain.
There are three strategic tenets that drive our focus on corporate social responsibility:
1.Center our business portfolio on industries that are solving some of the world’s most important challenges – energy production, growing food, and home efficiency;
2.Invest and commit to improving our own operations – reducing greenhouse emissions through effective and efficient energy technologies, improving our energy efficiency, and sourcing more renewable energy for our power requirements; and
3.Invest in the communities where our people live and work.
Gibraltar continues to transition its portfolio to focus on markets and businesses that are positioned to solve some of our world’s most critical challenges. As of December 31, 2020, over 50% of our businesses were focused on driving environmentally-sound solutions in energy production, growing food, and home efficiency. A representative example of this day-to-day effort is reflected in the Renewables and Conservation business.
•Since 2015, our Renewables business has installed over 2,500 solar energy fields across the U.S., offsetting more than 4 million metric tons of CO² equivalent. We acquired TerraSmart on December 31, 2020, a leading solar technology business, to help us accelerate our vision to make solar energy the best overall energy solution to power the future. In 2021, we plan to install Gibraltar’s first solar field to provide 100% of the electricity requirements of a key manufacturing facility.

•Our Conservation business is the largest North American based commercial greenhouse solutions provider, with over 3,000 acres of controlled-environment commercial growing installed in North America. The business is focused on localizing the growing of fruits and vegetables, cannabis, flowers, and plants in a controlled environment utilizing natural sunlight, optimal water supply, and without pesticides. We enable improved crop yield, food quality, and the overall health of consumers.
Across Gibraltar, we remain focused on contributing to the reduction of greenhouse emissions by deploying more effective and efficient ways in managing our operations, reducing the amount of power we consume, and identifying opportunities to source renewable energy for our power requirements. We have partnered with the U.S. Department of Energy’s Better Plants Program to improve energy efficiency and competitiveness at our operations and have also partnered with a global energy company to help us automate the identification and collection our emissions data. These efforts will help us develop first company-wide sustainability report and establish a scientific-based carbon reduction plan and commitment for the future.
The health and well-being of the communities we operate in is important to everyone across our organization. We continue to support many local charities with funding, time and talent, with a focus on improving the health and education of children. In 2019, we launched our first employee giving program and employee donations made to St. Jude’s Children’s Hospital, the Ronald MacDonald House, or Habitat for Humanity were supported with a 100% match from the company. In 2020, we expanded our giving program to include food banks located in our communities. Our employees donated over 3.3 million meals, approximately 85,000 meals for each food bank. Gibraltar continues to be an advocate and supporter of our Veterans, the Make-A-Wish Foundation, and the United Way.
Compensation and Employee Benefits
Our compensation and benefits package is a key factor in recruiting and retaining the best talent in our industry. Our employee health and welfare benefits program is designed to promote the overall health of our workforce. While specific benefits vary worldwide and are based on regional practices, listed below are some common features offered to our United States based employees, which at December 31, 2020 comprised approximately 91% of our employees:

• Medical, dental and vision benefits for employee, spouse and dependents	• Wellness incentives for employees
• Flexible spending accounts for both healthcare and dependent care	• Life insurance benefits
• 401(k) retirement savings program with company matching contributions	• Employee assistance program
• Paid vacation and holidays	• Parental leave
• Short-term and long-term disability benefits
In addition, all salaried employees receive a written performance appraisal on an annual basis. We review compensation at least annually for all employees and adjust it to ensure we reward exceptional performance and remain competitive in the market. We also offer a target-based incentive plan that provides for annual bonus opportunity when certain company financial metrics are met.
Communication and Employee Engagement
Gibraltar recognizes the importance of engaging employees through consistent and continuous communication such that the team clearly understands the Company's vision, strategy, and key priorities. Every quarter, our CEO conducts a live "Town Hall" meeting for the entire organization with a standard agenda reviewing ethics and compliance, safety performance, business performance, community service initiatives, employee recognition, and concludes with a live Questions & Answers session. After each Town Hall meeting, our team is surveyed for feedback on ways to improve the meeting. As well, each Gibraltar business leader is required to develop and execute a similar communication plan for their business. In 2020, we also conducted an employee engagement survey to solicit input about our brand, company reputation, and culture. The results of the survey will contribute to Gibraltar's brand assessment initiative as well as further strengthen our internal communication process. Ultimately, creating a "Best Place to Work" environment requires continuous and effective engagement and communication with our employees, and it also creates a strong foundation for attracting and retaining our team.
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
Patrick Burns - Chief Operating Officer (COO). Mr. Burns was appointed COO of the Company on March 18, 2019. Mr. Burns joined with Company with significant experience in key leadership and operational strategy roles at various multi-industrial companies over his career.
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

Risks Related to Our Business Operations

We apply judgments and make estimates in accounting for certain customer contracts, and changes in these judgments or estimates may have significant impacts on our earnings.

Changes in judgments or required estimates and any subsequent adjustments to those judgments or estimates (such as performance incentives, penalties, contract claims and contract modifications) could have a material effect on sales and profits. Due to the substantial judgments applied and estimations involved with our accounting for customer contracts, our actual results could differ materially or could be settled unfavorably from our estimates. Revenue representing 40%, 41% and 38% of 2020, 2019 and 2018 consolidated net sales, respectively, were recognized over time under the cost-to-cost method. Refer to “Critical Accounting Estimates” within Item 7 of this Form 10-K for more detail of how our financial statements can be affected by accounting for revenue from contracts with customers.

A significant portion of our net sales are concentrated with a few customers. The loss of any of those customers would adversely affect our business, results of operations, and cash flows.

A loss of sales, whether due to decreased demand from the end markets we serve or from the loss of any significant customer in these markets, a decrease in the prices that we can realize from sales of our products to customers in these markets, or a loss, bankruptcy, or significant decrease in business from any of our major customers, could have a significant adverse effect on our profitability and cash flows. Our ten largest customers accounted for approximately 35%, 34%, and 46% of our net sales during 2020, 2019, and 2018, respectively, with our largest customer, a retail home improvement center, accounting for approximately 14% of our consolidated net sales during each of the years 2020, 2019 and 2018.

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

The cultivation, processing and distribution of cannabis in states where it has been legalized is subject to significant regulatory requirements. If our customers who purchase greenhouses and extraction and processing equipment are unable to obtain and maintain the licenses, permits, authorizations or accreditations required to comply with state and local regulations, we may experience the aforementioned adverse effects on our business and results of operations.

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

If the subcontractors and suppliers we rely upon do not perform their contractual obligations, our revenues and cash flows would be adversely affected.

Some of our construction contracts with customers involve subcontracts with other companies that perform a portion of the services or provide systems that are integral to the end product that we provide to our customers. There is a risk that our subcontractors may not perform their contractual obligations, and therefore may cause disputes regarding the quality and timeliness of work performed by our subcontractors or other customer concerns with the subcontractor. Any such disputes or concerns could materially and adversely impact our ability to perform our obligations as the prime contractor. Similarly, the failure by our suppliers to deliver raw materials, components or equipment parts according to schedule, or at all, may affect our ability to meet our customers' needs and may have an adverse effect upon our profitability. Failure of our raw materials or components to conform to our specification could also result in delays in our ability to timely deliver, and may have an adverse impact on our relationships with our customers, and our ability to fully realize the revenue expected from sales to those customers.

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

Our success is dependent on the management and leadership skills of our senior executive and divisional management teams. The unexpected loss of any of these individuals or our inability to attract and retain additional personnel could prevent us from successfully executing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel.

Risks Related to Information Technology

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

Due to the increasing number and sophistication of attempted intrusions and attacks on Company networks, cyber-based attacks will continue and we will likely experience increasing numbers of them going forward. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber-attacks. However, given the unpredictability, sophistication and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the theft of confidential or otherwise protected information, misappropriation of assets, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted, but under certain circumstances could materially and adversely affect our competitive position, results of operations and cash flows.

Risks Related to Acquisitions

Our strategy depends, in part, on identification, management and successful business and system integration of future acquisitions.

Historically, we have grown through a combination of internal growth plus external expansion through acquisitions. We intend to continue to seek additional acquisition opportunities in accordance with our business strategy. However, we cannot provide any assurance that the following risks involved in completing acquisitions will not occur nor adversely impact our operations and financial results:
•Failure to identify appropriate acquisition candidates, or, if we do, failure to successfully negotiate the terms of an acquisition;
•Diversion of senior management’s attention from existing business activities;
•Failure to integrate any acquisition into our operations successfully that may result in incurring unforeseen obligations, loss of key customers, suppliers, and employees of the acquired businesses, or loss of existing customers and suppliers;
•Difficulties or delays in integrating and assimilating information and systems that may require significant unforeseen upgrades or replacement of our primary information technology systems across significant parts of our businesses and operations to successfully integrate acquisitions. The implementation of new information technology solutions could lead to interruptions of information flow internally and to our customers and suppliers while the implementation project is being completed. Any failure to integrate legacy systems of acquisitions or to implement new systems properly could negatively impact our operations and financial results.
•Consummating a large acquisition could require us to raise additional funds through additional equity or debt financing, which could be dilutive to shareholder value, increase our interest expense and reduce our cash flows and available funds.
•Adverse impact on overall profitability if the acquired business does not achieve the return on investment projected at the time of acquisition.

We have not completed an assessment of the internal controls over financial reporting for our 2020 acquisitions, and therefore, significant deficiencies or material weaknesses may exist.

Under current SEC guidelines, the period in which management may omit an assessment of an acquired business's internal control over financial reporting from its assessment of the registrant's internal control may not extend beyond one year from the date of acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting.

Pursuant to this guidance, we have excluded our 2020 acquisitions from the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. However, we will be required to include these acquisitions in the scope of our assessment beginning in 2021. In connection with our 2021 assessment, “significant deficiencies” or “material weaknesses” in internal control over financial reporting may be detected in 2020 acquired companies. To the extent that such deficiencies are identified, we may incur costs associated with our efforts to address these deficiencies that could negatively affect our financial condition and operating results. Furthermore, if we are unable to correct such deficiencies in a timely manner, our ability to record, process, summarize and report financial data may be adversely affected, which may result in a material misstatement in our financial statements. Such failure could materially and adversely impact our business and subject us to potential investigations, liability and penalties.

General Risks Related to Investment in Our Securities

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

The COVID-19 pandemic began to impact our operations late in the first quarter of 2020 as government authorities imposed mandatory closures, work from home orders and social distancing protocols. While vaccinations against COVID-19 have been developed, they are not yet widely available. In addition new strains of the COVID-19 virus have been identified which may be resistant to vaccines or have higher morbidity rates than the initially identified strain of the virus. As a result, we cannot predict when the impact of COVID-19 on our business will end. We have adjusted our work environments to improve airflow and implement required social distancing protocols. COVID-19 may further impact our operations by causing delays in our receipt of raw materials and other product components due to disruptions in our supply chain, limiting access to our distribution channels, reducing the availability of our workforce and subcontractors through government mandated closures or work from home orders and increasing the frequency of cyber attacks on our information technology infrastructure. The unpredictable changes in our supply chain or our production capacity and customer demand resulting from the COVID-19 pandemic may pose material risk to our results of operations, financial condition, and cash flows. We are continuously monitoring the impact of COVID-19 on our business and operations and taking action to mitigate the risks involved. However, prolonged disruption to the economy and the end markets we serve may have a material adverse impact our business, results of operations, financial condition, and cash flows.

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

As of December 31, 2020, we had $85.0 million outstanding indebtedness. We may need to incur additional debt in the future to fund strategic acquisitions, investments or for other purposes, which debt could have significant adverse consequences to our business. Our Senior Credit Agreement entered into on January 24, 2019 contains several financial and other restrictive covenants. A significant decline in our operating income along with increased levels of debt could cause us to violate these covenants which could result in our incurring of additional financing fees that would be costly and adversely affect our profitability and cash flows. We may also use our Senior Credit Agreement or otherwise incur additional debt for acquisitions, operations and capital expenditures that could adversely impact our ability to meet these covenants.

We could incur substantial costs in order to comply with, or to address any changes in or violations of, environmental, health and safety laws.

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

The volatility of the commodity market on the cost of our principal raw materials, and the highly competitive market environment in which we do business could significantly impact our gross profit, net income, and cash flow.

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

Although the significant majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in Canada, China and Japan, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 7% of our consolidated net sales during the year ended December 31, 2020. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, such as the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements. In addition, any local or global health issue or uncertain political climates, international hostilities, natural disasters, or any terrorist activities could adversely affect customer demand, our operations and our ability to source and deliver products and services to our customers.

Future terror attacks, war, natural disasters or other catastrophic events beyond our control could negatively impact our operations and financial results.

Terror attacks, war, or other civil disturbances, natural disasters, other catastrophic events or public health crises, such as the coronavirus, could lead to economic instability, decreased capacity to produce our products and decreased demand for our products. From time to time, terrorist attacks worldwide have caused instability in global financial markets. Concerns over global climate changes and environmental sustainability over time or a pandemic disease outbreak may influence the Company's strategic direction, supply chain, or delivery channels. Also, our facilities could be subject to damage from fires, floods, earthquakes or other natural or man-made disasters.  Such interruptions could have an adverse effect on our operations, cash flows and financial results.

Imposed tariffs and potential future tariffs may result in increased costs and could adversely affect our results of operations.

In 2018, the United States imposed Section 232 tariffs on certain steel (25%) and aluminum (10%) products imported into the U.S. These tariffs have created volatility in the market and have increased the costs of these inputs. Increased costs for imported steel and aluminum products have led domestic sellers to respond with market-based increases to prices for such inputs as well. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased costs, shifting in competitive positions and a decreased available supply of steel, resins and aluminum as well as additional imported components and inputs. We may not be able to pass price increases on to our customers and may not be able to secure adequate alternative sources of steel, resins and aluminum on a timely basis. While retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, we cannot predict further developments. The tariffs could adversely affect the income from operations for some of our businesses and customer demand for some of our products which could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease our principal executive office and corporate headquarters in Buffalo, New York. The number, type, location and classification of the properties used by our continuing operations by segment and corporate as of December 31, 2020, are as follows:

	Number and type of properties
	Plant	Distribution Center	Office	Total
Renewable Energy and Conservation	13	2	5	20
Residential Products	12	—	2	14
Infrastructure Products	2	—	—	2
Corporate	—	—	2	2
Total	27	2	9	38

	Location of properties		Classification of properties
	Domestic	Foreign	Owned	Leased
Renewable Energy and Conservation	16	4	2	18
Residential Products	14	—	5	9
Infrastructure Products	2	—	2	—
Corporate	2	—	—	2
Total	34	4	9	29

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

As of February 24, 2021, there were 39 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of beneficial owners because of the number of shares that are held by banks, brokers, and other financial institutions.

The Company did not declare any cash dividends during the years ended December 31, 2020 and 2019. The Company intends to use cash generated by operations to reinvest in the businesses and to fund acquisitions. The Company's disclosure in Item 7 of this Annual Report on Form 10-K regarding Liquidity and Capital Resources and disclosures in Note 9 of the Company’s audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provide additional information regarding restrictions on potential dividends.

Performance Graph
The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the S&P SmallCap 600 Index and the S&P SmallCap 600 Industrials Index for the five-year period ended December 31, 2020. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2015 in common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is based on historical results and is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gibraltar Industries Inc., the S&P Smallcap 600 Index, and S&P SmallCap 600 Industrials

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
283
198
179
164
144
140
161
143
131
128
164
149
127
130
120
Gibraltar Industries Inc.
S&P Smallcap 600
S&P SmallCap 600 Industrials

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

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
The Company operates and reports its results in the following three reporting segments:
•Renewable Energy and Conservation;
•Residential Products; and
•Infrastructure Products.
The segments and end markets our businesses serve are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, commodity costs, demand for residential construction, demand for repair and remodeling, governmental policies and funding, tax policies and incentives, tariffs, trade policies, the level of non-residential construction and infrastructure projects, the need for protection of high value assets, demand for renewable energy sources, and climate change. We believe the key elements of our strategy outlined in Item 1. Business will allow us to respond timely to these factors.

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2020		2019
Net sales	$1,032,578	100.0%	$898,233	100.0%
Cost of sales	776,235	75.2%	678,336	75.5%
Gross profit	256,343	24.8%	219,897	24.5%
Selling, general, and administrative expense	149,153	14.4%	139,085	15.5%
Income from operations	107,190	10.4%	80,812	9.0%
Interest expense	703	0.1%	2,323	0.3%
Other (income) expense	(1,272)	(0.1)%	408	—%
Income before taxes	107,759	10.4%	78,081	8.7%
Provision for income taxes	24,468	2.3%	18,153	2.0%
Income from continuing operations	83,291	8.1%	59,928	6.7%
(Loss) income from discontinued operations	(18,725)	(1.8)%	5,163	0.5%
Net income	$64,566	6.3%	$65,091	7.2%
The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Change due to
	2020	2019	Total Change	Acquisitions	Operations
Net sales:
Renewable Energy and Conservation	$447,567	$373,023	$74,544	$84,598	$(10,054)
Residential Products	522,814	461,630	61,184	5,315	55,869
Infrastructure Products	62,197	63,580	(1,383)	—	(1,383)
Consolidated	$1,032,578	$898,233	$134,345	$89,913	$44,432

Consolidated net sales increased by $134.3 million, or 15.0%, for 2020 compared to 2019. The 15.0% increase in revenue was driven by the Renewable Energy and Conservation and Residential Products segments. Sales generated from our 2020 acquisitions of Thermo, Delta Separations and Architectural Mailboxes, and the prior year acquisition of Apeks, contributed 10.0% or $89.9 million to the growth from the prior year. Organic growth of 4.9%, or $44.4 million was a result of increased volume in our Residential Products segment, which more than offset the organic volume declines in both our Renewable Energy and Conservation and our Infrastructure Products segments.
Net sales in our Renewable Energy and Conservation segment increased 20.0%, or $74.5 million, to $447.6 million in 2020 compared to $373.0 million in 2019. Sales generated by the current year acquisitions of Thermo and Delta Separations, along with the prior year acquisition of Apeks, contributed $84.6 million, or 22.7%, to the increase in the current year. Organic revenue decline of $10.1 million partially offset this increase, the result of continued weakness in cannabis and hemp markets more than offsetting participation gains in our renewable energy related business. Backlog improved 22% year over year for this segment, driven by strength in the fruit and vegetable market and strong end market demand in renewable energy.

Net sales in our Residential Products segment increased 13.3%, or $61.2 million, to $522.8 million in 2020 compared to $461.6 million in 2019. The increase from the prior year was the result of continued solid activity in the repair and remodel market, participation gains across our various distribution channels along with $5.3 million of sales generated by our 2020 acquisition of Architectural Mailboxes.

Net sales in our Infrastructure Products segment decreased 2.2%, or $1.4 million, to $62.2 million in 2020 compared to $63.6 million in 2019, Volume declined as the pandemic continued to impact existing and new project schedules, especially in segments like airport runway maintenance, where customers have delayed spending. The volume decline was partially offset by an increase in pricing to customers. Ending backlog improved slightly from the prior year.
Our consolidated gross margin increased to 24.8% for 2020 compared to 24.5% for 2019. This increase was due to improved operating execution in all of our core businesses the result of effective price and material cost management, benefits from our 80/20 simplification initiatives, and incremental costs for design refinement and field improvements for our solar tracking solution incurred in the prior year. Partially offsetting the above improvements were lower gross margins generated from our recent acquisitions.
Selling, general, and administrative ("SG&A") expenses increased by $10.1 million, or 7.2%, to $149.2 million for 2020 from $139.1 million for 2019. The $10.1 million increase was primarily due to $13.8 million of incremental SG&A expenses recorded year over year for our recent acquisitions and transaction costs to complete those acquisitions closed during the year, along with investments in the development of our organization and safety of our team by reallocating SG&A spending, primarily travel related expenditures. Partially offsetting these increases was decreased spending for exit activity costs of approximately $4.0 million. SG&A expenses as a percentage of net sales decreased to 14.4% for 2020 compared to 15.5% for 2019.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

	2020		2019		Total Change
Income from operations:
Renewable Energy and Conservation	$40,738	9.1%	$47,558	12.7%	$(6,820)
Residential Products	94,430	18.1%	63,047	13.7%	31,383
Infrastructure Products	7,233	11.6%	6,428	10.1%	805
Unallocated Corporate Expenses	(35,211)	(3.4)%	(36,221)	(4.0)%	1,010
Consolidated income from operations	$107,190	10.4%	$80,812	9.0%	$26,378

The Renewable Energy and Conservation segment generated an operating margin of 9.1% in 2020 compared to 12.7% in 2019. The decrease in operating margin was the net result of expected lower margins generated by our recent acquisitions as we continue to integrate them operationally, offset by favorable product and services mix and strong execution in our renewable energy business, as well as the absence of incremental costs incurred during the prior year for design refinement and field improvements for our solar tracking solution.

Our Residential Products segment operating margin increased to 18.1% in 2020 compared to 13.7% in 2019. The increase in operating margin was largely the result of volume leverage, effective price and material cost management and continued benefits from 80/20 simplification initiatives, along with a $3.1 million decrease in exit activity costs compared to the prior year.

Our Infrastructure Products segment operating margin increased to 11.6% in 2020 compared to 10.1% in 2019. The increase in operating margin year over year was the result of strong execution to compensate for volume declines in non-fabricated products, mainly from our airport customers along with favorable alignment of material costs to customer selling prices.
Unallocated corporate expenses decreased $1.0 million, or 2.8%, for 2020 from $36.2 million for 2019 to $35.2 million for 2020. The decrease in expense was the result of lower performance-based compensation expenses partially offset by transaction costs to complete those acquisitions closed during the year.
Interest expense decreased $1.6 million to $0.7 million for 2020 from $2.3 million for 2019. The decrease in expense resulted from the redemption of the Company's outstanding $210 million of 6.25% Senior Subordinated Notes during the first quarter of 2019. At December 31, 2020, the Company had $85.0 million outstanding on its revolving credit facility, the result of funds borrowed to help finance the acquisition of TerraSmart in December 2020. During 2019, no amounts were outstanding under our revolving credit facility.

The Company recorded other income of $1.3 million in 2020 and other expense of $0.4 million in 2019, respectively. The change from the prior year was the result of the $1.9 million pre-tax gain on the sale of the Company's self-guided apartment tour application business within the Residential Products segment.
We recognized a provision for income taxes of $24.5 million, an effective tax rate of 22.7%, for 2020 compared with a provision for income taxes of $18.2 million, an effective tax rate of 23.2%, for 2019. The effective tax rates for 2020 and 2019 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.

Outlook

For 2021, we enter the year with confidence in our end markets but remain cautious about the ongoing pandemic landscape, the recovery of the U.S. and global economy, availability and input cost of key materials, as well as recent operating disruptions related to severe weather across the U.S. We will continue executing our current operating playbook, maintaining a safe environment for our people, and supporting our customers. As in 2020, we will continue working on the business and investing to strengthen our businesses and uphold our commitments to our stakeholders.

The Company is providing its guidance for revenues and earnings for the full year 2021. Gibraltar expects 2021 consolidated revenues to be in the range of $1.30 billion and $1.35 billion, up from $1.03 billion for 2020. GAAP EPS for full year 2021 is expected to be between $2.78 and $2.95, compared with $2.53 in 2020.

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

(in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$32,054	$191,363
Availability on revolving credit facility	309,175	393,991
	$341,229	$585,354

We believe that our cash on hand and available borrowing capacity provided under our Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") provide us with ample liquidity and capital resources to weather the economic impacts of the COVID-19 pandemic while continuing to invest in operational excellence, growth initiatives and the development of our organization. After pausing earlier in the year as the pandemic unfolded, we continued with our strategic initiatives to invest in opportunities that strengthen our business platforms for the markets we serve through the acquisitions of Architectural Mailboxes, Sunfig and TerraSmart in the fourth quarter of 2020. We continue to remain focused on managing our working capital, which may include adjusting scheduled deliveries of inventory to match current demand levels, closely monitoring customer credit and collection activities, and working to extend payment terms. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and growth initiatives.

Our Senior Credit Agreement provides the Company with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2020, our foreign subsidiaries held $21.8 million of cash in U.S. dollars.

During 2020, we opted to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), which allowed us to retain $4.4 million in cash during 2020 that would have otherwise been remitted to the federal government. The deferred tax payments will be repaid equally in 2021 and 2022. The CARES Act, along with other foreign government initiatives, also provides for job retention programs, which have allowed some of our businesses to receive payroll tax credits or subsidies during 2020.

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

Cash Flows

The following table sets forth selected cash flow data for the years ended December 31 (in thousands):

	2020	2019
Cash provided by (used in):
Operating activities of continuing operations	$73,016	$112,536
Investing activities of continuing operations	(324,677)	(17,279)
Financing activities of continuing operations	79,463	(217,050)
Discontinued operations	14,055	15,005
Effect of exchange rate changes	(1,166)	1,145
Net decrease in cash and cash equivalents	$(159,309)	$(105,643)
Operating Activities
Net cash provided by operating activities of continuing operations for 2020 of $73.0 million consisted of income from continuing operations of $83.3 million, non-cash net charges totaling $33.4 million, which include depreciation, amortization, gain on sale of business, stock compensation, and other non-cash charges, offset by a net investment in working capital and other net assets of $43.7 million. The investment in working capital and other net assets was largely by an investment of $42.4 million in Thermo, one of our recent acquisitions, which was undercapitalized at purchase, along with a decrease in accrued expenses and other non-current liabilities correlated to the timing of customer billings and payments.

Net cash provided by operating activities of continuing operations for 2019 of $112.5 million consisted of income from continuing operations of $59.9 million, non-cash net charges totaling $40.0 million, which include depreciation, amortization, stock compensation, and other non-cash charges, and a decrease in working capital and other net assets of $12.6 million. The decrease in net working capital and other net assets was largely the result of planned inventory management reduction initiatives along with more favorable timing of customer payments on contracts, partially offset by an increase in accounts receivable resulting from increased sales volume in our Renewable Energy and Conservation segment.

Investing Activities
Net cash used in investing activities of continuing operations for 2020 of $324.7 million consisted of net cash paid of $313.7 million for the acquisitions of five businesses in 2020 and capital expenditures of $13.1 million, partially offset by net proceeds of $2.0 million from the sale of a business within the Residential Products segment and proceeds of $0.1 million from the sale of property and equipment.
Net cash used in investing activities of continuing operations for 2019 of $17.3 million consisted of capital expenditures of $8.8 million and net cash paid for the acquisition of Apeks LLC of $8.6 million, partially offset by net proceeds of $0.1 million from the sale of property and equipment.

Financing Activities
Net cash provided by financing activities for 2020 of $79.5 million was primarily driven by proceeds from a draw on our revolving credit facility of $85 million, as well as the $1.1 million in net proceeds from stock option exercises, offset by $6.6 million in purchases of treasury stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
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
Off Balance Sheet Arrangements
As of December 31, 2020, the Company did not have any off balance sheet arrangements that had or were reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
The following table summarizes by category our Company’s expected future cash outflows associated with contractual obligations in effect at December 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	28,271	9,139	14,118	4,341	673
Post-retirement payments	4,186	435	907	934	1,910
Management stock purchase plan (1)	6,738	3,510	2,720	370	138
Purchase obligations (2)	220,321	208,647	9,589	2,085	—
Total	$259,516	$221,731	$27,334	$7,730	$2,721

(1) Includes amounts due to retired participants of the Management Stock Purchase Plan (MSPP). Excludes the future payments due to active participants of the MSPP who have not notified the Company of their intended retirement date, which represents a liability of $12.8 million as of December 31, 2020. The timing of future payments to active participants cannot be accurately estimated as we are uncertain of when active participants’ service to the Company will terminate. Our policy does not recognize the contractual obligation until the participant has officially retired.

(2) The purchase obligations are primarily comprised of purchase orders issued in the normal course of business for inventory, minimum quantities of certain raw materials. Also included in is a contractual obligation related to cloud services agreement.
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

Our most critical accounting estimates that require the most difficult, subjective and complex judgments include:

•revenue recognition on contracts;
•the assessment of recoverability of goodwill and other indefinite-lived intangible assets; and
•the estimation of fair value for acquired assets and liabilities assumed in business combination transactions.
Management reviews these estimates on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Revenue Recognition on Contracts
The vast majority of our sales contracts are for standard products with revenue recognized at the point in time we transfer control to the customer. The point in time we transfer control is based on when we determine the customer has legal title, significant risks and rewards of ownership of the asset, and we have a present right to payment for the product. However, revenue representing 40%, 41% and 38% of our 2020, 2019 and 2018 consolidated net sales, respectively, was recognized over time under the cost-to-cost method as we satisfied our performance obligations. This method of revenue recognition pertains to activities within the Renewable Energy and Conservation and the Infrastructure Products segments.

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
Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing
Our goodwill and indefinite-lived intangible asset balances of $514.3 million and $56.6 million, respectively, which in aggregate represent 47% of total assets as of December 31, 2020, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.
We test goodwill for impairment at the reporting unit level. We identify our reporting units by assessing whether the components of our Company constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We have ten reporting units, nine of which have goodwill.

During interim periods, we evaluate the potential for goodwill impairment using a qualitative assessment by considering factors such as, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. During 2020, the Company considered the current and future macroeconomic and market conditions, along with its current market capitalization, projected cash flows and internal and external forecasts, and projections relating to the impact of the COVID-19 pandemic on each of its reporting units. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed. During the interim periods of 2020, we concluded that no indicators of impairment existed at interim dates and did not perform any quantitative interim impairment tests related to goodwill and indefinite-lived intangible assets.

The Company conducts its annual impairment test on all ten reporting units as of October 31, during which we test goodwill and other indefinite-lived intangible assets for impairment. On an annual basis, the quantitative goodwill impairment test consists of comparing the fair value of a reporting unit with the carrying amount of the reporting unit including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit.

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

As a result of our quantitative testing, none of the reporting units with goodwill as of our testing date had carrying values in excess of their fair values, nor were any of the reporting units "at-risk" of impairment. The Company quantitatively defines "at risk" as a percentage of the excess of the reporting unit's fair value over its carrying amount that is less than 10%. An "at risk" reporting unit qualitatively represents a reporting unit with a higher degree of uncertainty of the reporting unit's ability to meet its forecasted cash flows based upon revenue growth rate and operating margin assumptions relied upon in the estimation of its fair value. There were no impairment charges against goodwill recorded during the years ended December 31, 2020, 2019, and 2018.

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

The assumptions used to determine the fair value of our indefinite-lived intangible assets are consistent with the assumptions employed in the determination of the fair values of our reporting units. An impairment loss would be recognized for the carrying amount in excess of its fair value. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method. The Company did not recognize any impairment charges on our indefinite-lived intangible assets in 2020 and 2019. During 2018, the Company recognized $1.2 million of impairment charges on our indefinite-lived intangible assets.

Accounting for Acquired Assets and Liabilities

When we acquire a business, we allocate the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. We record any premium over the fair value of net assets acquired as goodwill. Significant judgment is necessary to determine the fair value of the purchase price. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. The way we characterize the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained above.

With respect to determining the fair value of assets, the most subjective estimates involve valuations of long-lived assets, such as identified intangible assets and property, plant, and equipment. We use all available information to make these fair value determinations and engage independent valuation specialists to assist in the fair value determination of the acquired long-lived assets. The fair values of long-lived assets are determined using valuation techniques that use discounted cash flow methods, independent market appraisals, and other acceptable valuation techniques. The significant assumptions used to estimate the value of the intangible assets included discount rates, customer attrition, and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and operating profit margin). The significant assumptions related to estimating the fair value of the intangible assets above are forward looking and could be affected by future economic market conditions.
Recent Accounting Pronouncements

See Note 1 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information on recent accounting pronouncements in accordance with U.S. generally accepted accounting principles.

Other Topics Adopted

The U.S. Securities and Exchange Commission (“SEC”) issued a final rule in May 2020 that amends the financial statement requirements for acquisitions and dispositions of businesses. The amendments primarily relate to disclosures required by Rule 3-05 and Article 11 of Regulation S-X and modifies the tests provided in Rule 1-02(w) of Regulation S-X used to determine whether a subsidiary or an acquired or disposed business is significant and modifies the number of years of audited financial statements required for acquisitions with significance levels greater than specified percentages. The amendments are effective for annual periods beginning after January 1, 2021 with early adoption permitted. We have elected to early adopt these amendments during the fourth quarter of 2020.

In August 2020, the SEC issued a final rule about the Modernization of Regulation S-K Items 101, 103 and 105, which became effective on November 9, 2020. The rule is intended to streamline disclosures about the business, legal proceeding and risk factors, and it adds new disclosure requirements about human capital resource.

In November 2020, the SEC issued a final rule about Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, which became effective on February 10, 2021. The rule is intended to eliminate duplicate disclosures and to improve and simplify the disclosures within Management's Discussion and Analysis Items 301, 302 and 303. Early adoption is permitted on an Item-by-Item basis, provided that the Company complies fully with all areas of that Item. We have elected to early adopt the amendments of Item 301 for this Form 10-K for the year ended December 31, 2020 and expect adoption of Items 302 and 303 in our Form 10-K for the year ended December 31, 2021.

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

We rely on major suppliers for our supply of raw materials. During 2020, we purchased our raw materials from domestic and foreign suppliers in an effort to purchase the lowest cost, high quality material possible while maintaining acceptable service levels.

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on our 2020 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative products, which could impact our ability to pass commodity costs to our customers.

Interest Rate Risk
To manage interest rate risk, the Company uses both variable and fixed interest rate debt. As of December 31, 2020, our variable rate debt consists of borrowings under our revolving credit facility of $85.0 million and was the only significant debt that remains outstanding at year end. In order to manage interest rate risk, the Company will continue to monitor changes in its debt levels and access to capital ensuring interest rate risk is appropriately managed.
At December 31, 2020, our available variable rate debt consisted primarily of the revolving credit facility under the Company's Sixth Amended and Restated Credit Agreement, of which $85 million was outstanding on the revolving credit facility as of December 31, 2020. Borrowings under the revolving credit facility bore interest at a variable interest rate based upon the LIBOR plus an additional margin. A hypothetical 1% increase or decrease in interest rates would have changed the 2020 interest expense by $0.2 million.
Foreign Exchange Risk
The Company has foreign exchange risk due to our international operations, primarily in Canada and Asia, and through sales to and purchases from foreign customers and vendors. Changes in the values of currencies of foreign countries affect our financial position and cash flows when translated into U.S. dollars. The Company principally manages its exposures to many of these foreign exchange rate risks solely through management of its core business activities. We cannot accurately calculate the pre-tax impact that a one percent change in the exchange rates of foreign currencies would have on our 2020 operating results as the changes in exchange rates would impact the cost of materials, the U.S. dollar revenue equivalents, and potentially the prices offered to our overseas customers.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gibraltar Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the amendments in ASU 2018-11, effective January 1, 2019. As discussed in Note 1 to the consolidated financial statements, the Company changed its method for calculating expected credit losses as a result of the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), effective January 1, 2020.

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

Revenue Recognition on Contracts
Description of the Matter
During the year ended December 31, 2020, the amount of revenue recognized over time was $415.8 million. As discussed in Note 1 to the consolidated financial statements, the Company’s revenue on contracts is accounted for based on the cost-to-cost input measure of progress, whereby the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

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

To test the amount of revenue recognized from contracts, our audit procedures included, among others, assessing whether the performance obligations identified were appropriately recognized on an over time basis through inspection of the contract and inquiry from program management regarding the nature and scope of work and testing the completeness and accuracy of the data underlying the determination of the amount of revenue recognized in the current period. To assess the over time revenue recognition, we tested that the actual costs incurred on the project are complete and accurate through agreement to supporting evidence. Our testing of the assumptions included a combination of confirmation of contract terms, billings, and project status directly with customers, inquiries of the program management and financial personnel, inspection of evidence to support future estimated costs, performance of an analysis of actual gross margin on completed contracts compared to prior estimates, evaluation of subsequent year-end expenses incurred on projects, and assessment of the historical accuracy of management’s estimates by analyzing changes in project gross margins during project lifecycles and determining if those changes were driven by cost factors that should have been known or could have been reasonably estimated at project inception.

Valuation of Goodwill
Description of the Matter
At December 31, 2020, the Company’s goodwill was $536.8 million. As discussed in Notes 1 and 7 of the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company may elect to perform a qualitative assessment or a quantitative test for impairment. In its quantitative tests the Company used the discounted cash flow method to estimate the fair value of its reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates and the weighted-average cost of capital. If the carrying value of the reporting unit exceeds its fair value, goodwill impairment is measured as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.

Auditing management’s annual goodwill impairment test was especially subjective due to the significant estimation required to determine the fair value of certain reporting units tested using the quantitative assessment. The fair value estimates for certain reporting units were sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows, such as changes in the weighted average cost of capital, revenue growth rate, operating margin, working capital and terminal value, which are affected by expectations about future market or economic conditions.

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

Accounting for Acquisitions
Description of the Matter
As discussed in Note 6 of the consolidated financial statements, during 2020, the Company completed five acquisitions in separate transactions, for which the aggregate consideration was $313.3 million. All five transactions were accounted for as business combinations.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation uncertainty in the Company’s preliminary determination of the fair values of the acquired intangible assets aggregating $90.0 million. The Company used discounted cash flow methods and independent market appraisals to estimate the preliminary fair value of acquired intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates, customer attrition, and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and operating profit margin). The significant assumptions related to estimating the fair value of the intangible assets above are forward looking and could be affected by future economic market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions. For example, we tested controls over the recognition and measurement of consideration transferred and acquired intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the fair value of the estimated preliminary fair value of the acquired intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company’s valuation specialists and evaluating the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guidelines used by companies within the same industry. We involved our valuation specialists to assist in our evaluation of the methodology used by the Company and significant assumptions and to assist with reconciling the prospective financial information with other prospective financial information prepared by the Company.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2005.

Boston, Massachusetts
February 25, 2021

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales	$1,032,578	$898,233	$837,097
Cost of sales	776,235	678,336	626,171
Gross profit	256,343	219,897	210,926
Selling, general, and administrative expense	149,153	139,085	128,233
Intangible asset impairment	—	—	1,552
Income from operations	107,190	80,812	81,141
Interest expense, net	703	2,323	10,709
Other (income) expense	(1,272)	408	3,309
Income before taxes	107,759	78,081	67,123
Provision for income taxes	24,468	18,153	13,011
Income from continuing operations	83,291	59,928	54,112
Discontinued operations:
(Loss) income before taxes	(16,602)	6,682	12,822
Provision for income taxes	2,123	1,519	3,125
(Loss) income from discontinued operations	(18,725)	5,163	9,697
Net income	$64,566	$65,091	$63,809
Net earnings per share – Basic:
Income from continuing operations	$2.55	$1.85	$1.69
(Loss) income from discontinued operations	(0.57)	0.16	0.31
Net income	$1.98	$2.01	$2.00
Weighted average shares outstanding – Basic	32,664	32,389	31,979
Net earnings per share – Diluted:
Income from continuing operations	$2.53	$1.83	$1.66
(Loss) income from discontinued operations	(0.57)	0.16	0.30
Net income	$1.96	$1.99	$1.96
Weighted average shares outstanding – Diluted	32,918	32,722	32,534

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$64,566	$65,091	$63,809
Other comprehensive income (loss):
Foreign currency translation adjustment	3,301	1,766	(3,241)
Cumulative effect of accounting change	—	—	(350)
Adjustment to pension and post-retirement benefit liability, net of tax	(371)	77	723
Other comprehensive income (loss)	2,930	1,843	(2,868)
Total comprehensive income	$67,496	$66,934	$60,941

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$32,054	$191,363
Accounts receivable, net of allowance of $3,529 and $5,951	197,990	133,895
Inventories, net	98,307	61,957
Prepaid expenses and other current assets	19,671	18,959
Assets of discontinued operations	77,438	30,928
Total current assets	425,460	437,102
Property, plant, and equipment, net	89,562	78,152
Operating lease assets	25,229	21,201
Goodwill	514,279	307,355
Acquired intangibles	156,365	76,734
Other assets	1,599	1,980
Assets of discontinued operations	—	61,926
	$1,212,494	$984,450
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$134,738	$72,628
Accrued expenses	83,505	86,597
Billings in excess of cost	34,702	47,598
Liabilities of discontinued operations	49,295	22,374
Total current liabilities	302,240	229,197
Long-term debt	85,636	—
Deferred income taxes	39,057	35,404
Non-current operating lease liabilities	17,730	14,943
Other non-current liabilities	24,026	21,272
Liabilities of discontinued operations	—	9,670
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 33,568 and 33,192 shares issued in 2020 and 2019	336	332
Additional paid-in capital	304,870	295,582
Retained earnings	469,943	405,668
Accumulated other comprehensive loss	(2,461)	(5,391)
Cost of 1,028 and 906 common shares held in treasury in 2020 and 2019	(28,883)	(22,227)
Total shareholders’ equity	743,805	673,964
	$1,212,494	$984,450

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income	$64,566	$65,091	$63,809
(Loss) income from discontinued operations	(18,725)	5,163	9,697
Income from continuing operations	83,291	59,928	54,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,915	17,557	17,439
Intangible asset impairment	—	—	1,552
Gain on sale of business	(1,881)	—	—
Stock compensation expense	8,173	12,570	9,189
Exit activity costs, non-cash	493	408	1,344
Provision for deferred income taxes	3,786	4,120	4,725
Other, net	1,944	5,399	1,759
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	2,277	(11,256)	9,665
Inventories	(5,719)	14,272	(12,322)
Other current assets and other assets	5,467	(9,306)	38
Accounts payable	(1,160)	4,804	(5,491)
Accrued expenses and other non-current liabilities	(44,570)	14,040	2,351
Net cash provided by operating activities of continuing operations	73,016	112,536	84,361
Net cash provided by operating activities of discontinued operations	16,088	17,399	13,184
Net cash provided by operating activities	89,104	129,935	97,545
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(13,068)	(8,776)	(10,368)
Acquisitions, net of cash acquired	(313,686)	(8,595)	(5,241)
Net proceeds from sale of property and equipment	77	92	348
Net proceeds from sale of business	2,000	—	—
Net cash used in investing activities of continuing operations	(324,677)	(17,279)	(15,261)
Net cash (used in) provided by investing activities of discontinued operations	(2,033)	(2,394)	712
Net cash used in investing activities	(326,710)	(19,673)	(14,549)
Cash Flows from Financing Activities
Long-term debt payments	—	(212,000)	(400)
Proceeds from long-term debt	85,000	—	—
Payment of debt issuance costs	—	(1,235)	—
Purchase of treasury stock at market prices	(6,656)	(4,305)	(7,165)
Net proceeds from issuance of common stock	1,119	490	1,385
Net cash provided by (used in) financing activities	79,463	(217,050)	(6,180)
Effect of exchange rate changes on cash	(1,166)	1,145	(2,090)
Net (decrease) increase in cash and cash equivalents	(159,309)	(105,643)	74,726
Cash and cash equivalents at beginning of year	191,363	297,006	222,280
Cash and cash equivalents at end of year	$32,054	$191,363	$297,006
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	32,332	$323	$271,957	$274,562	$(4,366)	615	$(10,757)	$531,719
Net income	—	—	—	63,809	—	—	—	63,809
Foreign currency translation adjustment	—	—	—	—	(3,241)	—	—	(3,241)
Minimum pension and post retirement benefit plan adjustments, net of taxes of $225	—	—	—	—	723	—	—	723
Stock compensation expense	—	—	9,189	—	—	—	—	9,189
Cumulative effect of accounting change	—	—	—	624	(350)	—	—	274
Net settlement of restricted stock units	460	5	(5)	—	—	181	(7,165)	(7,165)
Issuance of restricted stock	7	—	—	—	—	—	—	—
Stock options exercised	88	1	1,384	—	—	—	—	1,385
Balance at December 31, 2018	32,887	$329	$282,525	$338,995	$(7,234)	796	$(17,922)	$596,693
Net income	—	—	—	65,091	—	—	—	65,091
Foreign currency translation adjustment	—	—	—	—	1,766	—	—	1,766
Minimum post retirement benefit plan adjustments, net of taxes of $24	—	—	—	—	77	—	—	77
Stock compensation expense	—	—	12,570	—	—	—	—	12,570
Cumulative effect of accounting change	—	—	—	1,582	—	—	—	1,582
Net settlement of restricted stock units	255	3	(3)	—	—	110	(4,305)	(4,305)
Issuance of restricted stock	8	—	—	—	—	—	—	—
Stock options exercised	42	—	490	—	—	—	—	490
Balance at December 31, 2019	33,192	$332	$295,582	$405,668	$(5,391)	906	$(22,227)	$673,964
Net income	—	—	—	64,566	—	—	—	64,566
Foreign currency translation adjustment	—	—	—	—	3,301	—	—	3,301
Minimum post retirement benefit plan adjustments, net of taxes of $116	—	—	—	—	(371)	—	—	(371)
Stock compensation expense	—	—	8,173	—	—	—	—	8,173
Cumulative effect of accounting change (see Note 1)	—	—	—	(291)	—	—	—	(291)
Net settlement of restricted stock units	296	4	(4)	—	—	122	(6,656)	(6,656)
Issuance of restricted stock	4	—	—	—	—	—	—	—
Stock options exercised	76	—	1,119	—	—	—	—	1,119
Balance at December 31, 2020	33,568	$336	$304,870	$469,943	$(2,461)	1,028	$(28,883)	$743,805

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

Accounts receivable and allowance for doubtful accounts and contract assets
Accounts receivable are composed of trade and contract receivables recorded at either the invoiced amount or costs in excess of billings, are expected to be collected within one year, and do not bear interest.

The Company’s expected loss allowance methodology for accounts receivable and costs in excess of billings (collectively "accounts receivable") is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' accounts receivables. The Company is exposed to credit losses through sales of products and services. Due to the short-term nature of such accounts receivable, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances. Additionally, specific allowance amounts are established to record the appropriate provision for customers that no longer share risk characteristics similar with other accounts receivable. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible after all means of collection have been exhausted and the potential for recovery is considered remote.

Estimates are used to determine the allowance. These estimates are based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The following table summarizes activity recorded within the allowance for doubtful accounts and contract assets balances for the years ended December 31 (in thousands):

	2020	2019	2018
Beginning balance	$5,951	$6,170	$5,599
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings at January 1, 2020	385	—	—
Bad debt expense, net of recoveries	1,321	2,577	1,308
Accounts written off against allowance and other adjustments	(4,128)	(2,796)	(737)
Ending balance	$3,529	$5,951	$6,170

Concentrations of credit risk in accounts receivable are limited to those from significant customers that are believed to be financially sound. As of December 31, 2020 and 2019, the Company's most significant customer is a home improvement retailer. The home improvement retailer purchases from the Residential Products and the Renewable Energy and Conservation segments. Accounts receivable as a percentage of consolidated accounts receivable from the home improvement retailer was 11% and 15% as of December 31, 2020 and 2019, respectively.

Net sales to the home improvement retailer as a percentage of consolidated net sales were 14% in each of the years ended December 31, 2020, 2019 and 2018, with the majority of those sales within the Company's Residential Products segment.

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

The table below sets forth the depreciation expense recognized during the years ended December 31 (in thousands):

	2020	2019	2018
Depreciation expense	$11,252	$10,666	$10,249

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

Impairment of long-lived assets
Long-lived assets, including acquired identifiable intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. In specific situations, when the Company has selected individual assets to be sold or scrapped, the Company obtains market value data for those specific assets and measures and records the impairment loss based on such data. Otherwise, the Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. While the Company did not recognize any impairment charges related to intangible assets and other long-lived assets during the years ended December 31, 2020 and 2019, impairment charges related to intangible assets and other long-lived assets were recognized during the year ended December 31, 2018. Several of these impairment charges related to exit activities during the year ended December 31, 2018, as described in Note 15 of the consolidated financial statements.

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

Advertising
The Company expenses advertising costs as incurred. For the years ended December 31, 2020, 2019 and 2018, advertising costs were $7.2 million, $5.7 million, and $5.0 million, respectively.

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

(2) ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31 consisted of the following (in thousands):

	2020	2019
Trade accounts receivable	$174,604	$119,239
Costs in excess of billings	26,915	20,607
Total accounts receivables	201,519	139,846
Less allowance for doubtful accounts	(3,529)	(5,951)
Accounts receivable, net	$197,990	$133,895

Refer to Note 3 "Revenue" concerning the Company's costs in excess of billings. The Company's accounts receivable balance as of December 31, 2020 primarily increased from December 31, 2019 due to acquired receivables of approximately $62 million during 2020. Refer to Note 6 "Acquisitions" for additional information concerning the Company's acquisitions.

The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of December 31, 2020.

(3)    REVENUE

Sales includes revenue from contracts with customers for designing, engineering, manufacturing and installation of solar racking systems and greenhouse structures; extraction systems; roof and foundation ventilation products; centralized mail systems and electronic package solutions; rain dispersion products and roofing accessories; expansion joints and structural bearings.

Refer to Note 20 "Segment Information" for additional information related to revenue recognized by timing of transfer of control by reportable segment.

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

As of December 31, 2020, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less. Additionally, as of December 31, 2020 and 2019, there were no assets recognized related to incremental costs of obtaining a contract with a customer as the benefits of these costs are not expected to exceed one year.

Contract assets consist of costs in excess of billings. Contract liabilities consist of billings in excess of cost and unearned revenue, respectively. The following table presents the ending and beginning balances of costs in excess of billings, billings in excess of cost and unearned revenue, respectively, as of December 31, (in thousands):

	2020	2019	2018
Costs in excess of billings	$26,915	$20,607	$22,634
Billings in excess of cost	(34,702)	(47,598)	(17,857)
Unearned revenue	(21,325)	(15,389)	(10,847)

Revenue recognized that was included in billings in excess of cost and unearned revenue at the beginning of the periods, respectively, during the years ended December 31, (in thousands):

	2020	2019	2018
Revenue recognized in the period from:
Amounts included in billings in excess of cost at the beginning of the period	$45,536	$17,371	$10,097
Amounts included in unearned revenue at the beginning of the period	$12,229	$10,090	$2,988

At December 31, 2020, costs in excess of billings, billings in excess of cost, and unearned revenue included approximately $6.8 million, $12.4 million and $9.0 million, respectively, from acquisitions during the year ended December 31, 2020. The increase in contract liabilities as of December 31, 2019 compared to December 31, 2018 was primarily due to the timing of significant advanced and up-fronts payments in the Renewable Energy and Conservation segment near the end of December 31, 2019 from contracts with customers for which the performance obligations had not been satisfied.
(4) INVENTORIES
Inventories at December 31 consisted of the following (in thousands):

	2020	2019
Raw material	$66,018	$42,030
Work-in-process	5,382	5,023
Finished goods	31,205	18,460
Gross inventory	$102,605	$65,513
Less reserves	(4,298)	(3,556)
Total inventories	$98,307	$61,957

The Company's gross inventory balances are reduced by reserves for excess, obsolete and slow moving inventory and estimates for determining net realizable value of the inventory that are reported on a net basis on the Company's consolidated balance sheet.
The Company's total inventory balance as of December 31, 2020 increased from December 31, 2019 largely due to acquired inventory of approximately $30 million during 2020. Refer to Note 6 "Acquisitions" for additional information concerning the Company's acquisitions.
The following table summarizes activity recorded within the reserve for excess, obsolete and slow moving inventory for the years ended December 31 (in thousands):

	2020	2019	2018
Beginning balance	$3,463	$2,971	$2,852
Excess, obsolete and slow moving inventory expense	355	1,134	363
Scrapped inventory and other adjustments	343	(642)	(244)
Ending balance	$4,161	$3,463	$2,971
(5) PROPERTY, PLANT, AND EQUIPMENT
Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2020	2019
Land and land improvements	$4,605	$4,583
Building and improvements	41,164	39,901
Machinery and equipment	188,853	174,058
Construction in progress	10,458	5,131
Property, plant, and equipment, gross	245,080	223,673
Less: accumulated depreciation	(155,518)	(145,521)
Property, plant, and equipment, net	$89,562	$78,152

(6) ACQUISITIONS

2020 Acquisitions

During the year ended December 31, 2020, the Company acquired five businesses in separate transactions, four of which are included within our Renewable Energy and Conversation and one in our Residential Products segments. The total preliminary purchase consideration was $313.3 million, and the preliminary allocation of purchase consideration for each acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values.

On December 31, 2020, the Company purchased all the outstanding stock of TerraSmart LLC ("TerraSmart"), the leading provider of screw-based, ground-mount solar racking technology, particularly used for solar projects installed on challenging terrain. The results of TerraSmart have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The preliminary purchase consideration for the acquisition of TerraSmart was $228.2 million, which includes a preliminary working capital adjustment and certain other adjustments provided for in the stock purchase agreement.

The purchase price for the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has commenced the process to confirm existence, condition and completeness of assets acquired and liabilities assumed to obtain fair values of the assets acquired and liabilities assumed to determine the amount of goodwill to be recognized as of the date of acquisition. Due to the timing of the acquisition, we continue to gather information supporting the acquired assets and liabilities. Accordingly, all amounts recorded were provisional. These provisional amounts are subject to change if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date The final determination of the fair value of certain assets and liabilities will be completed within the measurement period of up to one year from the date of acquisition. The final values may also result in changes to depreciation and amortization expense related to certain assets such as property, plant and equipment and acquired intangible assets. The excess consideration was recorded as goodwill and approximated $143.2 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the domestic solar energy market. The final purchase price allocation will be completed no later than December 31, 2021.

The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$1,712
Working capital	23,833
Property, plant and equipment	8,345
Acquired intangible assets	51,700
Other assets	1,478
Other liabilities	(2,081)
Goodwill	143,245
Fair value of purchase consideration	$228,232

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$16,400	Indefinite
Trademarks	300	7 years
Technology	2,500	15 years
Customer relationships	24,000	10 years
Non-compete agreements	2,200	5 years
Backlog	6,300	Less than 1 year
Total	$51,700

On December 11, 2020, the Company purchased all the outstanding stock of Sunfig Corporation ("Sunfig"), a provider of software solutions that optimize solar energy investments through upstream design, performance and financial modeling, for a preliminary purchase consideration of $3.8 million, which includes a preliminary working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The results of Sunfig have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The excess consideration was recorded as goodwill and approximated $3.2 million, all of which is deductible for tax purposes.

On October 15, 2020, the Company purchased substantially all of the assets of Architectural Mailboxes LLC ("Architectural Mailboxes"), a complementary addition to Gibraltar's existing mail and package solutions business within the Residential Products segment, for a preliminary purchase consideration of $26.9 million, which includes a working capital adjustment and certain other adjustments provided for in the asset purchase agreement. The results of Architectural Mailboxes have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential Products segment. The excess consideration was recorded as goodwill and approximated $7.4 million, all of which is deductible for tax purposes.

On February 13, 2020, the Company purchased substantially all of the assets of Delta Separations, LLC, a California limited liability company, and Teaching Tech, LLC, a California limited liability company (collectively, "Delta Separations") for a preliminary purchase consideration of $47.1 million, which includes a working capital adjustment and certain other adjustments provided for in the asset purchase agreement. Delta Separations was a privately-held engineering company primarily engaged in the assembly and sale of centrifugal ethanol-based extraction systems. The results of Delta Separations have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. The excess consideration was recorded as goodwill and approximated $32.2 million, all of which is deductible for tax purposes.

On January 15, 2020, the Company purchased substantially all of the assets of Thermo Energy Systems Inc. ("Thermo"), a Canadian-based, privately held provider of commercial greenhouse solutions in North America providing growing infrastructure for the plant based organic food market, for a preliminary purchase consideration of $7.3 million. The results of Thermo have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewable Energy and Conservation segment. Goodwill of approximately $18.7 million was recorded, all of which is deductible for tax purposes.

The preliminary allocation of the purchase price of the four 2020 acquisitions noted above - Sunfig, Architectural Mailboxes, Delta Separations, and Thermo - is subject to adjustments during the measurement period as third-party valuations are finalized. The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed in these four acquisitions is as follows as of the respective date of the acquisition (in thousands):

Cash	$145
Working capital	(14,930)
Property, plant and equipment	1,740
Acquired intangible assets	38,296
Other current assets	1,528
Other assets	2,381
Other liabilities	(5,508)
Goodwill	61,436
Fair value of purchase consideration	$85,088

Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the respective markets.

The intangible assets acquired in the four acquisitions noted above consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$8,200	Indefinite
Trademarks	1,177	3 years
Technology	8,175	7 - 15 years
Customer relationships	18,780	5 - 13 years
Non-compete agreements	1,036	5 years
Backlog	928	Less than 1 year
Total	$38,296

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

The acquisition of TerraSmart was financed through a combination of cash on hand and borrowings under the Company's revolving credit facility. The acquisitions of Sunfig, Architectural Mailboxes, Delta Separations, Thermo, Apeks and SolarBOS were funded from cash on hand.
The Company incurred certain acquisition-related costs composed of legal and consulting fees, and these costs were recognized as a component of selling, general, and administrative expenses in the consolidated statements of operations. The Company also recognized costs related to the sale of inventory at fair value as a result of allocating the purchase price of recent acquisitions.
All acquisition related costs consisted of the following for the years ended December 31 (in thousands):

	2020	2019	2018
Cost of sales	$634	$401	$—
Selling, general and administrative costs	3,230	1,517	497
Total acquisition related costs	$3,864	$1,918	$497
(7) GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	Renewable Energy & Conservation	Residential Products	Infrastructure Products	Total
Balance at December 31, 2018	$71,827	$198,075	$31,678	$301,580
Acquired goodwill	5,857	—	—	5,857
Adjustments to prior year acquisitions	(172)	—	—	(172)
Foreign currency translation	90	—	—	90
Balance at December 31, 2019	$77,602	$198,075	31,678	$307,355
Acquired goodwill	197,866	7,377	—	205,243
Adjustments to prior year acquisitions	578	—	—	578
Foreign currency translation	1,103	—	—	1,103
Balance at December 31, 2020	$277,149	$205,452	31,678	$514,279
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of December 31, 2020 and 2019, respectively. No goodwill impairment charges were recognized by the Company during 2020 or 2019.
Annual Impairment Testing
The Company performed its annual goodwill impairment test as of October 31, 2020, 2019, and 2018.

During the October 31, 2020 impairment test, the Company conducted a quantitative analysis for all ten of the Company’s reporting units. The quantitative impairment test consists of comparing the fair value of a reporting unit with its carrying value including goodwill. The fair value of each reporting unit evaluated under the quantitative test was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital ("WACC") based upon the capital structure of market participants in the Company’s peer groups, projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and market participants within its peer groups.
As a result of our annual testing for 2020, 2019 and 2018, none of the reporting units with goodwill as of our testing date had carrying values in excess of their fair values.
Interim Impairment Testing
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. The Company considered the current and future macroeconomic and market conditions, along with its current market capitalization, projected cash flows and internal and external forecasts, and projections relating to the impact of the COVID-19 pandemic on each of its reporting units during the interim periods. The Company determined that no triggering events had occurred which would require an interim impairment test to be performed. In 2020, 2019 and 2018, no indicators of impairment were identified as of interim dates; therefore, no interim tests were performed.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$56,570	$—	$32,570	$—
Finite-lived intangible assets:
Trademarks	5,818	3,385	4,340	2,680
Unpatented technology	38,752	17,765	28,177	15,196
Customer relationships	98,500	31,580	55,401	26,028
Non-compete agreements	4,885	1,747	1,649	1,499
Backlog	7,228	911	—	—
	155,183	55,388	89,567	45,403
Total acquired intangible assets	$211,753	$55,388	$122,137	$45,403
The Company did not recognize impairment charges related to indefinite-lived trademark intangible assets for the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company recognized impairment charges of $1.2 million related to indefinite-lived trademark intangible assets. The Company also recognized impairment charges of $0.3 million related to finite-lived intangible assets for the year ended December 31, 2018.
The Company recognized amortization expense related to the definite-lived intangible assets. The following table summarizes amortization expense for the years ended December 31 (in thousands):

	2020	2019	2018
Amortization expense	$9,663	$6,891	$7,190

Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

	2021	2022	2023	2024	2025
Amortization expense	$18,362	$11,584	$10,721	$10,611	$10,382

(8) ACCRUED EXPENSES
Accrued expenses at December 31 consist of the following (in thousands):

	2020	2019
Compensation	$18,131	$13,509
Current portion of cash-settled share-based liabilities	3,504	14,817
Interest and taxes	1,850	3,569
Customer rebates	11,575	10,266
Insurance	6,915	8,353
Current operating lease liability	8,034	6,487
Unearned revenue	21,325	15,389
Other	12,171	14,207
Total accrued expenses	$83,505	$86,597
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
(9) DEBT
The Company's long-term debt outstanding at December 31, 2020 was $85.6 million, consisting of $85.0 million of borrowings under the revolving credit facility and $0.6 million of other debt. As of December 31, 2019, the Company had no outstanding debt.
Senior Credit Agreement
On January 24, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provided a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of December 31, 2020, the Company was in compliance with all three covenants.
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
Standby letters of credit of $5.8 million have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of December 31, 2020. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $309.2 million and $394.0 million of availability under the revolving credit facility as of December 31, 2020 and 2019, respectively.

Total cash paid for interest in the years ended December 31 was (in thousands):

	2020	2019	2018
Interest expense, net	$703	$2,323	$10,709
Interest income	276	764	2,156
Other non-cash adjustments	(345)	(380)	(529)
Cash paid for interest	$634	$2,707	$12,336

(10) PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has a 401(k) plan which all employees of U.S. subsidiaries are eligible to participate.

The Company contributes to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers union-represented employees.

The Company has an unfunded postretirement healthcare plan which provides health insurance to certain employees and their spouses upon retirement. This plan has been frozen and no additional participants will be added to the plan in the future.

Total expense for all retirement plans for the years ended December 31 was (in thousands):

	2020	2019	2018
401(k) plan	$2,403	$2,031	$1,876
Multiemployer and other defined benefit and pension plans	70	195	239
Postretirement healthcare plan	351	346	427
Total retirement plan expense	$2,824	$2,572	$2,542

The Company's one multiemployer plan is underfunded and has a rehabilitation plan in place. The rehabilitation plan requires minimum contributions from the Company. Given the status of this plan, it is reasonably possible that future contributions to the plan will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2020.

The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2020	2019
Projected benefit obligation at January 1	$6,024	$6,135
Service cost	10	17
Interest cost	172	234
Actuarial gain	580	(52)
Benefits paid, net of contributions	(343)	(310)
Projected benefit obligation at December 31	6,443	6,024
Fair value of plan assets	—	—
Under funded status	(6,443)	(6,024)
Unamortized prior service cost	294	338
Unrecognized actuarial loss	1,843	1,328
Net amount recognized	$(4,306)	$(4,358)
Amounts recognized in the consolidated financial statements consisted of (in thousands):

	2020	2019
Accrued postretirement benefit liability
Current portion	$335	$330
Long term portion	6,108	5,694
Pre-tax accumulated other comprehensive loss – unamortized post-retirement healthcare costs	(2,137)	(1,666)
Net amount recognized	$4,306	$4,358
The measurement date used to determine postretirement benefit obligation measures was December 31.
Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 were as follows (in thousands):

	2020	2019	2018
Service cost	$10	$17	$18
Interest cost	172	234	233
Amortization of unrecognized prior service cost	44	44	44
Loss amortization (2)	64	51	132
Net periodic benefit cost	$290	$346	$427
Assumptions used to calculate the benefit obligation:
Discount rate	2.0%	2.9%	4.1%
Annual rate of increase in the per capita cost of:
Medical costs before age 65 (1)	7.0%	6.8%	7.0%
Medical costs after age 65 (1)	4.5%	4.5%	5.0%
Prescription drug costs (1)	7.0%	7.0%	9.5%

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

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

	2021	2022	2023	2024	2025	Years 2026 - 2030
Expected benefit payments	$335	$349	$358	$366	$376	$1,910

(11) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The cumulative balance of each component of accumulated other comprehensive (loss) income is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(5,939)	$(2,040)	$(7,979)	$(745)	$(7,234)
Minimum post retirement benefit plan adjustments	—	101	101	24	77
Foreign currency translation adjustment	1,766	—	1,766	—	1,766
Balance at December 31, 2019	$(4,173)	$(1,939)	$(6,112)	$(721)	$(5,391)
Minimum post retirement benefit plan adjustments	—	(487)	(487)	(116)	(371)
Foreign currency translation adjustment	3,301	—	3,301	—	3,301
Balance at December 31, 2020	$(872)	$(2,426)	$(3,298)	$(837)	$(2,461)

The realized adjustments relating to the Company’s minimum post retirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of operations.
(12) EQUITY-BASED COMPENSATION
The Company awards equity-based compensation to employees and directors, which is recognized in the statements of operations based on the grant-date fair value of the award. The Company uses the straight-line method for recording compensation expense over a vesting period generally up to four years with either graded or cliff vesting. Stock compensation expense recognized during the period is based on the value of the portion of equity-based awards that is ultimately expected to vest during the period reduced by the expense on unvested awards forfeited during the period.
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

At December 31, 2020, 513,000 and 136,000 shares were available for issuance under the 2018 Plan and 2015 Plan, respectively, as incentive stock options or other stock awards, and 29,000 shares were available for issuance under the Non-Employee Directors Plan as awards of shares of the Company's common stock.
The Company recognized the following compensation expense in connection with awards that vested under the 2018 Plan, the 2015 Plan, the Prior Plan, and the Non-Employee Directors Plan along with the related tax benefits recognized during the years ended December 31 (in thousands):

	2020	2019	2018
Expense recognized under the Prior Plan	$40	$192	$569
Expense recognized under the 2015 Plan	1,932	5,077	7,988
Expense recognized under the 2018 Plan	5,441	6,731	188
Expense recognized under the Non-Employee Directors Plan	760	570	444
Total stock compensation expense	$8,173	$12,570	$9,189
Tax benefits recognized related to stock compensation expense	$2,272	$3,136	$2,509
Equity Based Awards - Settled in Stock
The following table provides the number of stock options, stock units, and common stock granted during the years ended December 31, along with the weighted-average grant-date fair value of each award:

	2020		2019		2018
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Deferred stock units	12,402	$45.98	7,509	$37.95	10,255	$35.96
Common stock	4,134	$45.98	7,509	$37.95	2,113	$35.50
Restricted stock units	81,397	$56.81	152,472	$39.73	116,174	$36.61
Performance stock units	160,426	$55.98	183,908	$40.49	135,929	$33.63

Stock Options

No options were granted in 2020, 2019 and 2018. The Company determines the fair value of stock options granted based on the Black-Scholes option pricing model on the date of grant, and the expected stock volatility is based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options.

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2020:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$8.00 – $10.00	16,500	0.7	$9.74	16,500	$9.74
$10.01 – $39.00	—	0	$—	—	$—
$39.01 – $44.00	25,000	1.4	$42.35	25,000	$42.35
	41,500			41,500

The following table summarizes information about stock option transactions:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2018	247,666	$17.01
Exercised	(87,907)	15.75
Balance at December 31, 2018	159,759	$17.70
Exercised	(42,350)	11.57
Balance at December 31, 2019	117,409	$19.91
Exercised	(75,909)	14.73
Balance at December 31, 2020	41,500	$29.38	1.13	$1,766,000
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $71.94 per share market price of the Company’s common stock as of December 31, 2020, which would have been received by the option holders had all option holders with an exercise price below the per share market price on December 31, 2020, exercised their options as of that date.

Stock Units and Common Stock

The following table summarizes information about non-vested restricted stock units, performance stock units (that will convert to shares upon vesting) and common stock:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Common Stock	Weighted Average Grant Date Fair Value	Performance Stock Units (1) (2)	Weighted Average Grant Date Fair Value	Deferred Stock Units (3)	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	374,432	$33.74	—	$—	329,257	$38.53	34,752	$34.21
Granted	82,328	$56.81	4,134	$45.98	160,426	$55.98	12,402	$45.98
Adjustments	—	$—	—	$—	27,528	$40.98	—	$—
Vested	(213,448)	$34.14	(4,134)	$45.98	(81,366)	$40.77	—	$—
Forfeited	(5,870)	$40.92	—	$—	(28,556)	$40.27	—	$—
Balance at December 31, 2020	237,442	$41.15	—	$—	407,289	$45.00	47,154	$37.30

(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance or market conditions. The number of shares to be issued may vary between 0% and 200% of the number of performance stock units granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on either the Company’s return on invested capital (“ROIC”) over a one-year period performance period or revenue, gross profit, and operating profit thresholds over a two-year or three-year performance period. The Company's PSUs with a market condition are based on the ranking of the Company’s total shareholder return (“TSR”) performance, on a percentile basis, over a three year performance period compared to the S&P Small Cap Industrial sector, over the same three year performance period.

(2) The Company's PSU adjustments during 2020 represent additional shares granted for achievement in excess of targeted thresholds at the end of the performance period. The Company's PSUs with a financial performance condition, based on the Company’s ROIC, granted in 2019 accounted for 23,628 units of the total adjustments at a final achievement ratio of 116%. The Company's PSUs with a market condition, based on the relative ranking of the Company’s TSR performance, granted in 2017 accounted for the remaining 3,900 units at final achievement ratio of 115.6%.
(3) Vested and issued upon termination from service as a member of the Company's Board of Directors.

The fair value of the common stock, restricted stock units, and deferred stock units, as well as the performance stock units with a financial performance condition granted during the three years ended December 31, 2020 was based on the Company stock price at grant date of the award. The fair value of the performance stock units with a market condition granted during the three years ended December 31, 2020 were determined using a Monte Carlo simulation as of the grant date of the award. The Company granted performance units with a market condition during 2020, however, no such awards were granted in 2019 and 2018.
The following table sets forth the aggregate intrinsic value of options exercised and aggregate fair value of restricted stock units and restricted shares that vested during the years ended December 31 (in thousands):

	2020	2019	2018
Aggregate intrinsic value of options exercised	$3,812	$1,371	$2,128
Aggregate fair value of vested restricted stock units	$11,851	$10,017	$5,307
Aggregate fair value of vested common and restricted shares	$190	$285	$149
Aggregate fair value of vested deferred stock units	$570	$285	$369
As of December 31, 2020, there was $14.1 million of total unrecognized compensation cost related to non-vested options, restricted shares, and restricted stock units. That cost is expected to be recognized over a weighted average period of 2.3 years.
Equity Based Awards - Settled in Cash

As of December 31, 2020, the Company's total share-based liabilities recorded on the consolidated balance sheet was $18.2 million, of which $3.5 million was included in current accrued expenses and $14.7 million was included in non-current liabilities. Total share-based liabilities as of December 31, 2019 were $28.0 million, of which $13.2 million was included in non-current liabilities. At December 31, 2020, the Company's equity based awards that are settled in cash are the awards under the management stock purchase plan.

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

The following table provides the number of restricted stock units credited to active participant accounts, balance of vested and unvested restricted stock units within active participant accounts, payments made with respect to restricted stock units issued under the MSPP, and MSPP expense during years ended December 31:

	2020	2019	2018
Restricted stock units credited	57,046	61,369	66,843
Restricted stock units balance, vested and unvested	231,343	415,760	387,870
Share-based liabilities paid, in thousands	$15,401	$6,543	$5,232
MSPP expense, in thousands	$4,518	$2,699	$4,809

(13) FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than quoted prices in active markets for similar assets and liabilities.
•Level 3 - Inputs that are unobservable inputs for the asset or liability.

The Company had no financial assets or liabilities measured at fair value on a recurring basis and did not have any financial instruments for which carrying value differed from its fair value at December 31, 2020 and 2019. As of December 31, 2020, the Company had $85 million outstanding on its revolving credit facility under its Senior Credit Agreement. The Company determined the carrying value of the outstanding balance on its revolving credit facility approximates fair value due to the variable market interest rate terms of the credit facility. The Company had no balance outstanding on its revolving credit facility as of December 31, 2019.

The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable.  The carrying values for these financial instruments approximate fair value. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2020 and 2019.

Other non-recurring fair value measurements

While the Company did not recognize any impairment changes related to certain intangible assets and property, plant, and equipment during the year ended December 31, 2019, the Company did recognize impairment of property, plant, and equipment during the year ended December 31, 2020 and impairment of certain intangible assets and property, plant, and equipment during the year ended December 31, 2018. The Company uses unobservable inputs, classified as Level 3 inputs, in determining the fair value of these assets. See Note 7 "Goodwill and Related Intangible Assets" and Note 15 "Exit Activity Costs and Asset Impairments" for more disclosure regarding the impairment of certain intangible assets and property, plant, and equipment, respectively.

The Company also applied fair value principles for the goodwill impairment tests performed during 2020, 2019, and 2018. The Company used two valuation models to estimate the fair values of its reporting units, both of which primarily use Level 3 inputs. See Note 7 of the consolidated financial statements for the results of the Company’s goodwill impairment tests.

Additionally, the Company's recent acquisition activity, as described in Note 6 "Acquisitions", used Level 3 inputs to estimate fair values allocated to the assets acquired and liabilities assumed.

(14) DISCONTINUED OPERATIONS

During the fourth quarter of 2020, the Company committed to a plan to dispose its Industrial business as a result of its portfolio management strategy to focus on participation in higher value and faster growing markets. The Industrial business, previously reported in the Company's Industrial and Infrastructure Products segment, has been classified as held for sale. Accordingly, the results of operations and financial position of the held for sale Industrial business have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. The assets and liabilities of discontinued operations held for sale are presented as current respectively at December 31, 2020 as it is probable that the disposal by sale will occur and proceeds will be collected within one year.

The Company allocates interest to its discontinued operations in accordance with ASC Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations.” Interest was allocated based on the amount of net assets held by the discontinued operation in comparison to consolidated net assets.

The following carrying amounts of the major classes of assets and liabilities included in discontinued operations related to the Industrial business has been segregated from the Company's continuing operations and are reported as assets and liabilities of discontinued operations held for sale. respectively, in the consolidated balance sheets at December 31, (in thousands):

	2020	2019
Assets
Accounts receivable, net	$11,261	$13,620
Inventories, net	13,041	16,519
Prepaid expenses and other current assets	21,310	789
Total current assets (1)	45,612	30,928
Property, plant, and equipment, net	16,999	17,257
Operating lease assets	6,470	6,461
Goodwill	22,475	22,350
Acquired intangibles	15,482	15,858
Loss recognized on classification as held for sale	(29,600)	—
Total noncurrent assets (1)	31,826	61,926
Total assets classified as held for sale	$77,438	$92,854

Liabilities
Accounts payable	$10,708	$10,508
Accrued expenses	9,274	11,866
Total current liabilities (1)	19,982	22,374
Deferred income taxes	24,657	4,930
Non-current operating lease liabilities	4,639	4,726
Other non-current liabilities	17	14
Total noncurrent liabilities (1)	29,313	9,670
Total liabilities classified as held for sale	$49,295	$32,044

(1) The assets and liabilities of the disposal group classified as held for sale are classified as current on the December 31, 2020 consolidated balance sheet because it is probable that the sale will occur and proceeds will be collected within one year.

Components of the (loss) income from discontinued operations before taxes, including the interest allocated to discontinued operations, for the years ended December 31 were as follows (in thousands):

	2020	2019	2018
Net sales	$128,915	$150,225	$166,378
Operating expenses	115,822	143,335	151,924
Loss on classification as held for sale	29,600	—	—
Interest expense allocation	95	208	1,632
(Loss) income from discontinued operations before taxes	$(16,602)	$6,682	$12,822
(15) EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

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
Exit activity costs were incurred during 2020 related to moving and closing costs, severance and contract terminations incurred as a result of process simplification initiatives. In conjunction with these initiatives, in 2020, the Company closed two facilities and, separately, sold a facility closed in 2017. The Company closed and consolidated one facility during 2019. In 2018, the Company sold and leased back a facility which resulted in a gain, and closed four other facilities. These closures resulted in asset impairment charges and exit activity costs.
The following table sets forth the asset impairment charges and exit activity costs incurred by segment during the years ended December 31 related to the restructuring activities described above (in thousands):

	2020			2019			2018
	Inventory write-downs &/or asset impairment charges	Exit activity costs	Total	Inventory write-downs &/or asset impairment (recoveries) charges, net	Exit activity costs	Total	Inventory write-downs &/or asset impairment charges	Exit activity (recoveries) costs, net	Total
Renewable Energy & Conservation	$72	$875	$947	$(9)	$66	$57	$105	$(33)	$72
Residential Products	9	731	740	417	3,440	3,857	1,586	1,321	2,907
Infrastructure Products	—	226	226	—	—	—	227	1,075	1,302
Corporate	—	375	375	—	1,660	1,660	—	438	438
Total exit activity costs & asset impairments	$81	$2,207	$2,288	$408	$5,166	$5,574	$1,918	$2,801	$4,719
The following table provides a summary of where the above exit activity costs and asset impairments are recorded in the consolidated statements of operations for the years ended December 31 (in thousands):

	2020	2019	2018
Cost of sales	$1,059	$767	$1,320
Selling, general, and administrative expense	1,229	4,807	3,399
Total exit activity costs and asset impairments	$2,288	$5,574	$4,719
The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2020	2019
Balance as of January 1	$2,083	$1,865
Exit activity costs recognized	2,207	5,166
Cash payments	(3,260)	(3,799)
Non-cash charges	—	(1,149)
Balance as of December 31	$1,030	$2,083

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

(16) INCOME TAXES

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

The components of income (loss) before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2020	2019	2018
Domestic	$108,930	$78,351	$70,783
Foreign	(1,171)	(270)	(3,660)
Income before taxes from continuing operations	$107,759	$78,081	$67,123
The provision for (benefit of) income taxes from continuing operations for the years ended December 31 consisted of the following (in thousands):

	2020	2019	2018
Current:
U.S. Federal	$16,505	$10,394	$8,316
State	4,071	3,547	2,942
Foreign	106	92	(2,972)
Total current	20,682	14,033	8,286
Deferred:
U.S. Federal	3,620	3,740	4,253
State	672	486	853
Foreign	(506)	(106)	(381)
Total deferred	3,786	4,120	4,725
Provision for income taxes	$24,468	$18,153	$13,011

The provision for (benefit of) income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	2020	2019	2018
Current:
U.S. Federal	$1,345	$885	$1,086
State	57	4	202
Foreign	1,725	1,447	1,781
Total current	3,127	2,336	3,069
Deferred:
U.S. Federal	(876)	(823)	(95)
State	10	23	194
Foreign	(138)	(17)	(43)
Total deferred	(1,004)	(817)	56
Provision for income taxes	$2,123	$1,519	$3,125

The provision for income taxes from continuing operations differs from the federal statutory rate of 21% due to the following (in thousands) for the years ended December 31:

	2020		2019		2018
Statutory rate	22,629	21.0%	16,397	21.0%	14,096	21.0%
State taxes, less federal effect	3,650	3.4%	3,194	4.1%	2,901	4.3%
Federal tax credits	(1,064)	(1.0)%	(1,621)	(2.1)%	(742)	(1.1)%
Excess tax benefit on stock based compensation	(1,674)	(1.6)%	(871)	(1.1)%	(2,224)	(3.3)%
Uncertain tax positions	—	—%	(260)	(0.3)%	(3,051)	(4.5)%
Executive compensation	1,114	1.0%	1,132	1.4%	1,369	2.0%
Change in valuation allowance	(130)	(0.1)%	88	0.1%	(1,694)	(2.5)%
Net operating loss (NOL) write down	—	—%	—	—%	1,640	2.4%
Change in Indemnification Asset	—	—%	—	—%	643	1.0%
Other	(57)	—%	94	0.1%	73	0.1%
	$24,468	22.7%	$18,153	23.2%	$13,011	19.4%
Deferred tax liabilities (assets) at December 31 consist of the following (in thousands):

	2020	2019
Depreciation	$7,697	$7,556
Goodwill	41,842	38,610
Intangible assets	5,632	6,171
Other	6,878	6,158
Gross deferred tax liabilities	62,049	58,495
Equity compensation	(7,496)	(9,530)
Other	(15,682)	(13,939)
Gross deferred tax assets	(23,178)	(23,469)
Valuation allowances	111	298
Deferred tax assets, net of valuation allowances	(23,067)	(23,171)
Net deferred tax liabilities	$38,982	$35,324

At December 31, 2020, the Company had total net operating loss carry forwards of $14.7 million, which included $0.5 million for federal, $10.2 million for state, and $4.0 million for foreign income tax purposes. The federal and state net operating loss carry forwards expire between 2021 and 2040. The foreign net operating loss carry forwards expire between 2022 and 2040. The Company recognized a total of $1.5 million of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances, which included $0.1 million of federal and $0.3 million of state deferred tax assets and $1.1 million of foreign deferred tax assets.

Deferred taxes include net deferred tax assets relating to certain state and foreign tax jurisdictions. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required if it is more likely than not that such assets will not be realized. The Company derecognized net operating loss carry forwards, and the corresponding valuation allowances of $1.7 million in Germany and Brazil since it exited both markets in 2018. In 2019, a valuation allowance was recorded in China. In 2020, the valuation allowance in China was reversed and a tax attribute valuation allowance was also reversed as the Company expects to utilize the attribute. The following sets forth a reconciliation of the beginning and ending amount of the Company’s valuation allowance (in thousands):

	2020	2019	2018
Balance as of January 1	$298	$206	$2,002
Cost charged to the tax provision	70	100	45
Reductions	(248)	(10)	(1,747)
Currency translation	(9)	2	(94)
Balance as of December 31	$111	$298	$206
Interest (net of federal tax benefit) and penalties recognized during the years ended December 31 were (in thousands):

	2020	2019	2018
Interest and penalties recognized as income	—	—	13
The Company made net payments for income taxes for the following amounts for the years ended December 31 (in thousands):

	2020	2019	2018
Payments made for income taxes, net	$21,351	$16,744	$14,128
At December 31, 2020, the Company had approximately $0.2 million of undistributed earnings of foreign subsidiaries. The Company continues to maintain its assertion that all remaining foreign earnings will be indefinitely reinvested. Any excess earnings could be used to grow the Company's foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability related to our remaining unremitted foreign earnings is not practicable due to the complexities associated with its hypothetical calculation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Balance as of January 1	$—	$329	$3,536
Additions for tax positions of the current year	—	—	15
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years for:
Settlements and changes in judgment	—	—	—
Lapses of applicable statute of limitations	—	(329)	(3,060)
Divestitures and foreign currency translation	—	—	(162)
Balance as of December 31	$—	$—	$329
In 2020, the Company did not have any unrecognized tax benefits. In 2019, unrecognized tax benefit of $0.3 million was reversed as a result of the lapse of the statute of limitations. In 2018, the corresponding indemnification asset was also reversed in pretax income. The Company classifies accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to ten years. The Company's U.S. federal consolidated income tax return is under examination for 2015 through 2018.

(17) EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive common shares which include shares issuable under the equity compensation plans described in Note 12 of the consolidated financial statements. The weighted average number of diluted shares does not include potential anti-dilutive common shares aggregating 13,000, 30,000 and 303,000 at December 31, 2020, 2019 and 2018, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the options, restricted shares, restricted stock units, and performance stock units assumed to have vested.

Weighted average shares outstanding for basic and diluted earnings are as follows for the years ended December 31 (in thousands):

	2020	2019	2018
Numerator:
Income from continuing operations	$83,291	$59,928	$54,112
(Loss) income from discontinued operations	(18,725)	5,163	9,697
Net income available to common shareholders	$64,566	$65,091	$63,809
Denominator for basic earnings per share:
Weighted average shares outstanding	32,664	32,389	31,979
Denominator for diluted earnings per share:
Common stock options and stock units	254	333	555
Weighted average shares and conversions	32,918	32,722	32,534

(18) LEASES

The Company's leases are classified as operating leases and consist of manufacturing facilities, distribution centers, office space, vehicles and equipment.

Most of the Company's leases include one or more options to renew, with renewal terms that can extend the respective lease term from one month to fifteen years. The exercise of lease renewal options is at the Company's sole discretion. As of December 31, 2020, the Company's renewal options are not part of the Company's operating lease assets and operating lease liabilities. Certain leases also include options to purchase at fair value the underlying leased asset at the Company's sole discretion.

Amounts recognized in the Company's consolidated balance sheet at December 31 were as follows (in thousands):

		2020	2019
Assets	Operating lease assets	$25,229	$21,201

Liabilities
Current	Accrued expenses	$8,034	$6,487
Non-current	Non-current operating lease liabilities	17,730	14,943
		$25,764	$21,430

Lease costs and other lease information for the year ended December 31 were as follows (in thousands):

	2020	2019
Operating lease cost	$11,001	$10,441
Cash paid for amounts included in the measurement of operating liabilities	$9,502	$9,238
Right-of-use assets obtained in exchange for new lease liabilities	$12,745	$6,364

Lease Term and Discount Rate	December 31, 2020		December 31, 2019
Weighted-average remaining lease term - operating leases	3.6	years	3.8	years
Weighted-average discount rate - operating leases	5.2%		5.7%

Maturity of lease liabilities	(In thousands)
2021	$9,139
2022	7,635
2023	6,483
2024	3,298
2025	1,043
After 2025	673
Total lease payments	28,271
Less: present value discount	(2,507)
Present value of lease liabilities	$25,764

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

Rent expense under operating leases aggregated to $9.7 million for the year ended December 31, 2018.

(19) COMMITMENTS AND CONTINGENCIES
The Company is a party to certain claims and legal actions generally incidental to its business. For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date. The Company is a party to certain claims made under these indemnification provisions. As of December 31, 2020, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of this claim, or other claims which are not clearly determinable at the present time, would significantly affect the Company's financial condition or results of operation.
(20) SEGMENT INFORMATION
The Company is organized into three reportable segments on the basis of the production processes, products and services provided by each segment, identified as follows:

(i)Renewable Energy and Conservation, which primarily includes designing, engineering, manufacturing and installation of solar racking, electrical balance of systems, extraction systems and greenhouse structures;
(ii)Residential Products, which primarily includes roof and foundation ventilation products, rain dispersion products and roofing accessories, centralized mail systems and electronic package solutions; and
(iii)Infrastructure Products, which primarily includes expansion joints, structural bearings, rubber pre-formed seals and other sealants, elastomeric concrete, and bridge cable protection systems.
When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31 (in thousands):

	2020	2019	2018
Net sales:
Renewable Energy and Conservation	$447,567	$373,023	$317,253
Residential Products	522,814	461,630	463,216
Infrastructure Products	62,197	63,580	56,628
Total consolidated net sales	$1,032,578	$898,233	$837,097

Income from operations:
Renewable Energy and Conservation	$40,738	$47,558	$37,423
Residential Products	94,430	63,047	69,838
Infrastructure Products	7,233	6,428	2,509
Segments income from operations	142,401	117,033	109,770
Unallocated corporate expenses	(35,211)	(36,221)	(28,629)
Total income from operations	$107,190	$80,812	$81,141

Depreciation and Amortization
Renewable Energy and Conservation	$9,445	$6,132	$5,790
Residential Products	8,110	7,906	8,217
Infrastructure Products	3,060	3,129	3,100
Unallocated corporate expenses	300	390	332
	$20,915	$17,557	$17,439

Total assets
Renewable Energy and Conservation	$619,071	$246,853	$218,048
Residential Products	407,132	359,657	361,499
Infrastructure Products	80,796	110,611	114,354
Unallocated corporate assets	28,057	174,475	271,616
Assets of discontinued operations	77,438	92,854	96,128
	$1,212,494	$984,450	$1,061,645

Capital expenditures
Renewable Energy and Conservation	$1,143	$2,199	$1,345
Residential Products	3,313	4,968	7,921
Infrastructure Products	1,511	1,028	927
Unallocated corporate expenditures	7,101	581	175
	$13,068	$8,776	$10,368

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the years ended December 31 (in thousands):

	2020
	Renewable Energy and Conservation	Residential Products	Infrastructure Products	Total
Net sales:
Point in Time	$75,727	$518,281	$22,781	$616,789
Over Time	371,840	4,533	39,416	415,789
Total	$447,567	$522,814	$62,197	$1,032,578

	2019
	Renewable Energy and Conservation	Residential Products	Infrastructure Products	Total
Net sales:
Point in Time	$42,596	$458,006	$26,490	$527,092
Over Time	330,427	3,624	37,090	371,141
Total	$373,023	$461,630	$63,580	$898,233

	2018
	Renewable Energy and Conservation	Residential Products	Infrastructure Products	Total
Net sales:
Point in Time	$33,427	$460,513	$22,806	$516,746
Over Time	283,826	2,703	33,822	320,351
Total	$317,253	$463,216	$56,628	$837,097

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 are as follows (in thousands):

	2020	2019	2018
Net sales
North America	$1,018,406	$881,432	$825,497
Asia	14,172	16,801	11,600
Total	$1,032,578	$898,233	$837,097

Long-lived assets
North America	$90,685	$79,590	$79,544
Asia	476	542	704
Total	$91,161	$80,132	$80,248

(21) QUARTERLY UNAUDITED FINANCIAL DATA

GIBRALTAR INDUSTRIES, INC.
QUARTERLY UNAUDITED FINANCIAL DATA
(in thousands, except per share data)

	2020 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$215,401	$255,184	$296,792	$265,201	$1,032,578
Gross profit	$49,861	$65,561	$78,495	$62,426	$256,343
Income from continuing operations	$12,777	$30,748	$40,943	$22,722	$107,190
Interest expense	$44	$222	$217	$220	$703
Net income from continuing operations	$9,902	$24,457	$31,334	$17,598	$83,291
Net income (loss) from discontinued operations	$2,157	$2,835	$2,426	$(26,143)	$(18,725)
Total net income (loss)	$12,059	$27,292	$33,760	$(8,545)	$64,566
Income per share from continuing operations:
Basic	$0.30	$0.75	$0.96	$0.54	$2.55
Diluted	$0.30	$0.74	$0.95	$0.53	$2.53
Income (loss) per share from discontinued operations:
Basic	$0.07	$0.09	$0.07	$(0.80)	$(0.57)
Diluted	$0.07	$0.09	$0.07	$(0.79)	$(0.57)

	2019 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$187,160	$224,255	$260,784	$226,034	$898,233
Gross profit	$37,259	$56,468	$68,744	$57,426	$219,897
Income from continuing operations	$7,192	$25,073	$28,314	$20,233	$80,812
Interest expense (income)	$2,000	$249	$79	$(5)	$2,323
Net income from continuing operations	$4,131	$18,803	$21,951	$15,043	$59,928
Net income (loss) from discontinued operations	$2,214	$1,110	$2,525	$(686)	$5,163
Total net income	$6,345	$19,913	$24,476	$14,357	$65,091
Income per share from continuing operations:
Basic	$0.13	$0.58	$0.68	$0.46	$1.85
Diluted	$0.13	$0.58	$0.67	$0.46	$1.83
Income (loss) per share from discontinued operations:
Basic	$0.07	$0.04	$0.07	$(0.02)	$0.16
Diluted	$0.06	$0.03	$0.08	$(0.02)	$0.16

(22) SUBSEQUENT EVENTS

On February 23, 2021, the Company sold the stock of its Industrial business for net proceeds of approximately $38 million, consisting of $25 million in cash and a $13 million seller note, subject to working capital adjustments. The Industrial business was classified as held for sale and reported as discontinued operations in the Company's consolidated financial statements on this Form 10-K for the year ended December 31, 2020. The estimated loss on the sale of this business is $29.6 million.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
The Company completed five acquisitions in 2020, which were excluded from management's annual report on internal control over financial reporting as of December 31, 2020. The Company acquired Thermo Energy Systems Inc. ("Thermo") on January 15, 2020, Delta Separations, LLC andTeaching Tech, LLC (collectively, "Delta Separations") on February 13, 2020, Architectural Mailboxes LLC ("Architectural Mailboxes") on October 15, 2020, Sunfig Corporation ("Sunfig") on December 11, 2020, and TerraSmart LLC ("TerraSmart") on December 31, 2020. The results of these acquired businesses are included in our 2020 consolidated financial statements and collectively constituted $420.1 million and $332.4 million of total and net assets, respectively, as of December 31, 2020 and $82.3 million and $(4.5) million of net sales and net losses, respectively, for the year then ended.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2020 that have materially affected the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gibraltar Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gibraltar Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Thermo Energy Systems Inc. (“Thermo”), Delta Separations, LLC and Teaching Tech, LLC (collectively “Delta Separations”) , Architectural Mailboxes LLC (“Architectural Mailboxes”), Sunfig Corporation (“Sunfig”), and TerraSmart LLC (“TerraSmart”), which are included in the 2020 consolidated financial statements of the Company and constituted 34.6% and 44.7% of total and net assets, respectively, as of December 31, 2020 and 8.0% and (7.0%) of net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Thermo, Delta Separations, Architectural Mailboxes, Sunfig, and TerraSmart.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2021

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2021 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2020 fiscal year.
The Company has adopted a Code of Ethics that applies to all of our directors, officers, employees and representatives. The complete text of this Code of Ethics is available in the corporate governance section of our website at www.gibraltar1.com. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

Item 11.	Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2021 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2020 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and the Company's equity compensation plans are incorporated herein by reference to the information included in the Company’s 2021 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2020 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in the Company’s 2021 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2020 fiscal year.

Item 14.	Principal Accounting Fees and Services
Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2021 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2020 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10K:

	(1)	Consolidated Financial Statements:

		(i)	Report of Independent Registered Public Accounting Firm

		(ii)	Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019, and 2018

		(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018

		(iv)	Consolidated Balance Sheets as of December 31, 2020 and 2019

		(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018

		(vi)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018

		(vii)	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule:

		(i)	Quarterly Unaudited Financial Data (included in notes to consolidated financial statements)

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

(c)	Financial Statement Schedule:

The financial statement schedule listed in Item 15(a)(2) above is filed with this Annual Report on Form 10-K.

Exhibit Index
No.	Exhibit

3.1	Certificate of Incorporation of Gibraltar Industries, Inc., as amended by: (i) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed October 27, 2004, (ii) Certificate of Change of Registered Agent and Registered Office of Gibraltar Industries, Inc. filed May 11, 2005, (iii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 22, 2012, and (iv) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 11, 2015

3.2	Amended and Restated By Laws of Gibraltar Industries, Inc. effective January 1, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2015)

4.1	Specimen Common Share Certificate (incorporated by reference number to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-69304))

4.2	Description of Registrant's Securities (incorporated by reference number to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

10.1*	Correspondence dated December 17, 2018, from William P. Montague to William T. Bosway (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 7, 2019)

10.2*	Restrictive Covenants and Severance Agreement by and between Gibraltar Industries, Inc. and William T. Bosway, dated December 17, 2018 and effective January 2, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 7, 2019)

10.3*	Change in Control Agreement between the Company and William T. Bosway dated December 17, 2018 and effective January 2, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2019)

10.4*	Correspondence dated March 8, 2019, from William T. Bosway to Patrick M. Burns (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 19, 2019)

10.5*	Change in Control Agreement between the Company and Patrick M. Burns dated March 15, 2019 and effective March 18, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 19, 2019)

10.6*	Change in Control Agreement between the Company and Timothy F. Murphy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.7*	Gibraltar 401(k) Plan Amendment and Restatement Effective October 1, 2004 as amended by the First, Second, and Third Amendments to the Amendment and Restatement Effective October 1, 2004 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8*	Gibraltar Deferred Compensation Plan Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.9*	Amended and Restated Gibraltar Industries, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2006), as amended by Second Amendment to Third Amendment and Restatement of Equity Incentive Plan, dated May 7, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 12, 2015)

10.10*	Gibraltar Industries, Inc. Omnibus Code Section 409A Compliance Policy, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009)

10.11*	Summary Description of Annual Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.12	Sixth Amendment and Restatement Credit Agreement dated January 24, 2019 among Gibraltar Industries, Inc. and Gibraltar Steel Corporation of New York, as borrowers, the lenders parties named therein, KeyBank National Association, as administrative agent, swing line lender and issuing lender, KeyBanc Capital Markets Inc. as joint lead arranger and joint book runner, Bank of America, N.A. and Citizens Bank, N.A. as joint lead arrangers, joint book runners and co-syndication agents and Branch Banking and Trust Company, BMO Harris Bank, N.A., M&T Bank and PNC Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 25, 2019)

No.	Exhibit

10.13*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan dated December 31, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 7, 2016), and as amended by Gibraltar Industries, Inc. 2015 Equity Incentive Plan First Amendment dated May 5, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 9, 2017)

10.14*	Gibraltar Industries, Inc. 2015 Management Stock Purchase Plan dated May 7, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 12, 2015), as amended by Management Stock Purchase Plan dated December 31, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 7, 2016), and further amended by the Gibraltar Industries, Inc. Management Stock Purchase Plan Second Amendment dated January 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 28, 2016)

10.15*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan dated May 4, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 7, 2018)

10.16*	Gibraltar Industries, Inc. 2018 Management Stock Purchase Plan dated November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 1, 2018)

10.17*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Stock dated May 7, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 12, 2015)

10.18*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Performance Units dated December 31, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 3, 2017)

10.19*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Non-Qualified Options dated December 31, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 7, 2016)

10.20*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units dated December 31, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 5, 2016)

10.21*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units dated December 31, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 5, 2016)

10.22*	Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.23*	Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.24*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Performance Units dated May 4, 2018 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 8-K for the year ended December 31, 2018 filed February 27, 2019)

10.25*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 8-K for the year ended December 31, 2018 filed February 27, 2019)

10.26*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 8-K for the year ended December 31, 2018 filed February 27, 2019)

10.27*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 8-K for the year ended December 31, 2018 filed February 27, 2019)

10.28*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 8-K for the year ended December 31, 2018 filed February 27, 2019)

21	Subsidiaries of the Registrant

No.		Exhibit

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document **

101.SCH		XBRL Taxonomy Extension Schema Document**

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB		XBRL Taxonomy Extension Label Linkbase Document **

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document **

	*	Document is a management contract or compensatory plan or agreement.
	**	Submitted electronically with this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
By:	/s/ William T. Bosway
William T. Bosway
President and Chief Executive Officer
Dated:	February 25, 2021
In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William T. Bosway	President, Chief Executive Officer (principal executive officer) and Director	February 25, 2021
William T. Bosway

/s/ Timothy F. Murphy	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 25, 2021
Timothy F. Murphy

/s/ William P. Montague	Chairman of the Board	February 25, 2021
William P. Montague

/s/ Mark G. Barberio	Director	February 25, 2021
Mark G. Barberio

/s/ Sharon M. Brady	Director	February 25, 2021
Sharon M. Brady

/s/ Craig A. Hindman	Director	February 25, 2021
Craig A. Hindman

/s/ Vinod M. Khilnani	Director	February 25, 2021
Vinod M. Khilnani

/s/ Linda K. Myers	Director	February 25, 2021
Linda K. Myers

/s/ James B. Nish	Director	February 25, 2021
James B. Nish

/s/ Atlee Valentine Pope	Director	February 25, 2021
Atlee Valentine Pope