Form 10-Q
period 2021-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2021-05-05
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 4, 2021, the number of common shares outstanding was: 32,629,646.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net Sales	$287,592	$215,401
Cost of sales	227,574	165,540
Gross profit	60,018	49,861
Selling, general, and administrative expense	47,203	37,084
Income from operations	12,815	12,777
Interest expense	444	44
Other expense	315	518
Income before taxes	12,056	12,215
Provision for income taxes	1,560	2,313
Income from continuing operations	10,496	9,902
Discontinued operations:
Income before taxes	2,570	2,830
Provision for income taxes	304	673
Income from discontinued operations	2,266	2,157
Net income	$12,762	$12,059
Net earnings per share – Basic:
Income from continuing operations	$0.32	$0.30
Income from discontinued operations	0.07	0.07
Net income	$0.39	$0.37
Weighted average shares outstanding -- Basic	32,771	32,586
Net earnings per share – Diluted:
Income from continuing operations	$0.32	$0.30
Income from discontinued operations	0.07	0.07
Net income	$0.39	$0.37
Weighted average shares outstanding -- Diluted	33,104	32,883
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$12,762	$12,059
Other comprehensive income (loss):
Foreign currency translation adjustment	3,198	(5,898)
Minimum post retirement benefit plan adjustments	27	18
Other comprehensive income (loss)	3,225	(5,880)
Total comprehensive income	$15,987	$6,179
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,731	$32,054
Accounts receivable, net of allowance of $3,319 and $3,529	199,598	197,990
Inventories, net	107,004	98,307
Prepaid expenses and other current assets	24,684	19,671
Assets of discontinued operations	—	77,438
Total current assets	352,017	425,460
Property, plant, and equipment, net	91,717	89,562
Operating lease assets	23,465	25,229
Goodwill	523,446	514,279
Acquired intangibles	151,877	156,365
Other assets	12,669	1,599
	$1,155,191	$1,212,494
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$135,130	$134,738
Accrued expenses	71,946	83,505
Billings in excess of cost	51,591	34,702
Liabilities of discontinued operations	—	49,295
Total current liabilities	258,667	302,240
Long-term debt	58,023	85,636
Deferred income taxes	37,996	39,057
Non-current operating lease liabilities	16,165	17,730
Other non-current liabilities	25,932	24,026
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 50,000 shares; 33,711 shares and 33,568 shares issued and outstanding in 2021 and 2020	337	336
Additional paid-in capital	308,147	304,870
Retained earnings	482,705	469,943
Accumulated other comprehensive income (loss)	764	(2,461)
Cost of 1,082 and 1,028 common shares held in treasury in 2021 and 2020	(33,545)	(28,883)
Total stockholders’ equity	758,408	743,805
	$1,155,191	$1,212,494
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$12,762	$12,059
Income from discontinued operations	2,266	2,157
Income from continuing operations	10,496	9,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,974	4,780
Stock compensation expense	2,368	1,665
Exit activity costs, non-cash	1,193	—
Benefit of deferred income taxes	—	(178)
Other, net	(162)	386
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,522)	(7,180)
Inventories	(15,262)	(7,242)
Other current assets and other assets	(435)	6,218
Accounts payable	1,470	(18,909)
Accrued expenses and other non-current liabilities	(6,334)	(33,268)
Net cash used in operating activities of continuing operations	(1,214)	(43,826)
Net cash (used in) provided by operating activities of discontinued operations	(2,011)	814
Net cash used in operating activities	(3,225)	(43,012)
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(4,389)	(2,144)
Acquisitions, net of cash acquired	(2)	(54,539)
Net proceeds from sale of business	26,991	—
Net proceeds from sale of property and equipment	—	52
Net cash provided by (used in) investing activities of continuing operations	22,600	(56,631)
Net cash used in investing activities of discontinued operations	(176)	(678)
Net cash provided by (used in) investing activities	22,424	(57,309)
Cash Flows from Financing Activities
Proceeds from long-term debt	20,000	—
Long-term debt payments	(46,636)	—
Purchase of treasury stock at market prices	(4,662)	(4,184)
Net proceeds from issuance of common stock	910	24
Net cash used in financing activities	(30,388)	(4,160)
Effect of exchange rate changes on cash	(134)	(916)
Net decrease in cash and cash equivalents	(11,323)	(105,397)
Cash and cash equivalents at beginning of year	32,054	191,363
Cash and cash equivalents at end of period	$20,731	$85,966
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	33,568	$336	$304,870	$469,943	$(2,461)	1,028	$(28,883)	$743,805
Net income	—	—	—	12,762	—	—	—	12,762
Foreign currency translation adjustment	—	—	—	—	3,198	—	—	3,198
Minimum post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	27	—	—	27
Stock compensation expense	—	—	2,368	—	—	—	—	2,368
Stock options exercised	25	—	910	—	—	—	—	910
Net settlement of restricted stock units	118	1	(1)	—	—	54	(4,662)	(4,662)
Balance at March 31, 2021	33,711	$337	$308,147	$482,705	$764	1,082	$(33,545)	$758,408

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	33,192	$332	$295,582	$405,668	$(5,391)	906	$(22,227)	$673,964
Net income	—	—	—	12,059	—	—	—	12,059
Foreign currency translation adjustment	—	—	—	—	(5,898)	—	—	(5,898)
Minimum post retirement benefit plan adjustments, net of taxes of $7	—	—	—	—	18	—	—	18
Stock compensation expense	—	—	1,665	—	—	—	—	1,665
Cumulative effect of accounting change	—	—	—	(291)	—	—	—	(291)
Stock options exercised	3	—	24	—	—	—	—	24
Net settlement of restricted stock units	193	2	(2)	—	—	80	(4,184)	(4,184)
Balance at March 31, 2020	33,388	$334	$297,269	$417,436	$(11,271)	986	$(26,411)	$677,357

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)    CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Gibraltar Industries, Inc. (the "Company") have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal; for this and other reasons, such as the impact of the COVID-19 pandemic, financial results for any interim period are not necessarily indicative of the results expected for any subsequent interim period or for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual Form 10-K for the year ended December 31, 2020.

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2019-12 Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistent application by clarifying and amending existing guidance. The amendments of this standard are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.	The standard is effective for the Company as of January 1, 2021. The Company adopted the amendments in this update and the adoption did not have a material impact to the Company’s financial statements.

Date of adoption: Q1 2021

(3)    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Trade accounts receivable	$175,277	$174,604
Costs in excess of billings	27,640	26,915
Total accounts receivables	202,917	201,519
Less allowance for doubtful accounts and contract assets	(3,319)	(3,529)
Accounts receivable, net	$199,598	$197,990

Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.

The following table provides a roll-forward of the allowance for credit losses, for the three month period ended March 31, 2021, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Beginning balance as of January 1, 2021	$3,529
Bad debt expense, net of recoveries	(159)
Accounts written off against allowance and other adjustments	(51)
Ending balance as of March 31, 2021	$3,319

(4)    REVENUE

Sales includes revenue from contracts with customers for: designing, engineering, manufacturing and installation of solar racking systems and greenhouse structures; electrical balance of systems; extraction systems; roof and foundation ventilation products; centralized mail systems and electronic package solutions; rain dispersion products and roofing accessories; retractable awnings; gutter guards; expansion joints and structural bearings.

Refer to Note 15 "Segment Information" for additional information related to revenue recognized by timing of transfer of control by reportable segment.

As of March 31, 2021, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

Contract assets consist of costs in excess of billings. Contract liabilities consist of billings in excess of cost and unearned revenue. Unearned revenue as of March 31, 2021 and December 31, 2020 was $13.1 million and $21.3 million, respectively. Revenue recognized during the three months ended March 31, 2021 and 2020 that was in contract liabilities at the beginning of the respective periods was $40.7 million and $38.1 million, respectively.

(5)    INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw material	$73,364	$66,018
Work-in-process	4,844	5,382
Finished goods	32,757	31,205
Gross inventory	$110,965	$102,605
Less reserves	(3,961)	(4,298)
Total inventories, net	$107,004	$98,307

(6)    ACQUISITIONS

2020 Acquisitions

During the year ended December 31, 2020, the Company acquired five businesses in separate transactions, two of which are included within our Renewables segment, two in our Agtech segment, and one in our Residential segment. The purchase consideration for each acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values.

On December 31, 2020, the Company purchased all the outstanding membership interests of TerraSmart LLC ("TerraSmart"), a leading provider of screw-based, ground-mount solar racking technology, particularly used for solar projects installed on challenging terrain. The results of TerraSmart have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewables segment. The preliminary purchase consideration for the acquisition of TerraSmart was $223.7 million, which includes a preliminary working capital adjustment and certain other adjustments provided for in the stock purchase agreement.

The purchase price for the TerraSmart acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has commenced the process to confirm the existence, condition and completeness of the assets acquired and liabilities assumed to establish fair values of such acquired assets and assumed liabilities and to determine the amount of goodwill to be recognized as of the date of acquisition. Due to the timing of the acquisition, we continue to gather information supporting the acquired assets and assumed liabilities. Accordingly, all amounts recorded are provisional. These provisional amounts are subject to change if new information is obtained concerning facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of acquisition. The final values may also result in changes to depreciation and amortization expense related to certain assets such as property, plant and equipment and acquired intangible assets. The preliminary excess consideration was recorded as goodwill and approximated $153.7 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the domestic solar energy market. The final purchase price allocation will be completed no later than December 31, 2021.

The preliminary allocation of the TerraSmart purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$1,491
Working capital	7,158
Property, plant and equipment	9,396
Acquired intangible assets	51,700
Other assets	1,855
Other liabilities	(1,636)
Goodwill	153,690
Fair value of purchase consideration	$223,654

The intangible assets acquired in the TerraSmart acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$16,400	Indefinite
Trademarks	300	7 years
Technology	2,500	15 years
Customer relationships	24,000	10 years
Non-compete agreements	2,200	5 years
Backlog	6,300	Less than 1 year
Total	$51,700

On December 11, 2020, the Company purchased all the outstanding stock of Sunfig Corporation ("Sunfig"), a provider of software solutions that optimize solar energy investments through upstream design, performance and financial modeling, for a preliminary purchase consideration of $3.8 million, which includes a preliminary working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The results of Sunfig have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewables segment. The excess consideration was recorded as goodwill and approximated $3.2 million, all of which is deductible for tax purposes.

On October 15, 2020, the Company purchased substantially all of the assets of Architectural Mailboxes LLC ("Architectural Mailboxes"), a complementary addition to the Company's existing mail and package solutions business within the Residential segment, for a preliminary purchase consideration of $26.9 million, which includes a working capital adjustment and certain other adjustments provided for in the asset purchase agreement. The results of Architectural Mailboxes have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential segment. The excess consideration was recorded as goodwill and approximated $7.4 million, all of which is deductible for tax purposes.

On February 13, 2020, the Company purchased substantially all of the assets of Delta Separations, LLC and Teaching Tech, LLC (collectively, "Delta Separations") for a purchase consideration of $47.1 million, which includes a working capital adjustment and certain other adjustments provided for in the asset purchase agreement. Delta Separations was a privately-held engineering company primarily engaged in the assembly and sale of centrifugal ethanol-based extraction systems. The results of Delta Separations have been included in the Company's consolidated financial results since the date of acquisition within the Company's Agtech segment. The excess consideration was recorded as goodwill and approximated $32.2 million, all of which is deductible for tax purposes.

On January 15, 2020, the Company purchased substantially all of the assets of Thermo Energy Systems Inc. ("Thermo"), a Canadian-based, privately held provider of commercial greenhouse solutions in North America providing growing infrastructure for the plant based organic food market, for a purchase consideration of $7.3 million. The results of Thermo have been included in the Company's consolidated financial results since the date of acquisition within the Company's Agtech segment. Goodwill of approximately $18.7 million was recorded, all of which is deductible for tax purposes.

The preliminary allocation of the purchase price for Sunfig and Architectural Mailboxes remains subject to adjustments during the measurement period as third-party valuations are finalized. The preliminary and final allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed in the acquisitions of Sunfig, Architectural Mailboxes, Delta Separations and Thermo is as follows as of the respective date of the acquisition (in thousands):

Cash	$200
Working capital	(14,957)
Property, plant and equipment	1,740
Acquired intangible assets	38,296
Other current assets	1,528
Other assets	2,381
Other liabilities	(5,508)
Goodwill	61,422
Fair value of purchase consideration	$85,102

Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the respective markets.

The intangible assets acquired in the acquisitions of Sunfig, Architectural Mailboxes, Delta Separations and Thermo consisted of the following (in thousands):

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
The acquisition of TerraSmart was financed through a combination of cash on hand and borrowings under the Company's revolving credit facility. The acquisitions of Sunfig, Architectural Mailboxes, Delta Separations and Thermo were funded from available cash on hand.

The Company incurred certain acquisition-related costs composed of legal and consulting fees. These costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations. During the three months ended March 31, 2021 and 2020, the Company incurred $0.9 million and $1.3 million, respectively, in acquisition-related costs. The Company did not recognize acquisition-related costs as a component of cost of sales for the three months ended March 31, 2021 and 2020, respectively.

(7)    GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2021 are as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2020	$192,527	$205,452	$84,622	$31,678	$514,279
Adjustments to prior year acquisitions	9,951	—	—		9,951
Foreign currency translation	(989)	—	205	—	(784)
Balance at March 31, 2021	$201,489	$205,452	$84,827	$31,678	$523,446

The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$56,670	$—	$56,570	$—
Finite-lived intangible assets:
Trademarks	5,831	3,574	5,818	3,385
Unpatented technology	38,892	18,479	38,752	17,765
Customer relationships	98,135	33,298	98,500	31,580
Non-compete agreements	4,888	1,913	4,885	1,747
Backlog	7,235	2,510	7,228	911
	154,981	59,774	155,183	55,388
Total acquired intangible assets	$211,651	$59,774	$211,753	$55,388

The following table summarizes the acquired intangible asset amortization expense for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization expense	$4,743	$1,984
Amortization expense related to acquired intangible assets for the remainder of fiscal 2021 and the next five years thereafter is estimated as follows (in thousands):

	2021	2022	2023	2024	2025	2026
Amortization expense	$14,140	$12,120	$11,195	$11,014	$10,780	$8,700

(8)    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Revolving credit facility	$59,000	$85,000
Other debt	—	636
Less unamortized debt issuance costs	(977)	—
Total debt	$58,023	$85,636

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of March 31, 2021, the Company was in compliance with all three covenants.

Interest rates on the revolving credit facility are based on LIBOR plus an additional margin that ranges from 1.125% to 2.00%. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio (as defined in the Senior Credit Agreement) and the daily average undrawn balance. The Senior Credit Agreement terminates on January 23, 2024.

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries.

Standby letters of credit of $6.2 million have been issued under the Senior Credit Agreement on behalf of the Company as of March 31, 2021. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $334.8 million and $309.2 million of availability under the revolving credit facility at March 31, 2021 and December 31, 2020, respectively.

(9)    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables summarize the cumulative balance of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, (in thousands):

	Foreign Currency Translation Adjustment	Minimum post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(872)	$(2,426)	$(3,298)	$(837)	$(2,461)
Minimum post retirement health care plan adjustments	—	37	37	10	27
Foreign currency translation adjustment	3,198	—	3,198	—	3,198
Balance at March 31, 2021	$2,326	$(2,389)	$(63)	$(827)	$764

	Foreign Currency Translation Adjustment	Minimum post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(4,173)	$(1,939)	$(6,112)	$(721)	$(5,391)
Minimum post retirement health care plan adjustments	—	25	25	7	18
Foreign currency translation adjustment	(5,898)	—	(5,898)	—	(5,898)
Balance at March 31, 2020	$(10,071)	$(1,914)	$(11,985)	$(714)	$(11,271)

The realized adjustments relating to the Company’s minimum post retirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of income.

(10)    EQUITY-BASED COMPENSATION
On May 4, 2018, the stockholders of the Company approved the adoption of the Gibraltar Industries, Inc. 2018 Equity Incentive Plan (the "2018 Plan"). The 2018 Plan provides for the issuance of up to 1,000,000 shares of common stock and supplements the remaining shares available for issuance under the Gibraltar Industries, Inc. 2015 Equity Incentive Plan (the "2015 Plan"). Both the 2018 Plan and the 2015 Plan allow the Company to grant equity-based incentive compensation awards, in the form of non-qualified options, restricted shares, restricted stock units, performance shares, performance stock units, and stock rights to eligible participants.
In 2016, the stockholders of the Company approved the adoption of the Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors ("Non-Employee Directors Plan") which allows the Company to grant awards of shares of the Company's common stock to non-employee Directors of the Company and permits the Directors to defer receipt of such shares pursuant to the terms of the Non-Employee Directors Plan.

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the three months ended March 31, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2021		2020
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units (1)	62,778	$87.84	123,870	$53.29
Restricted stock units	33,187	$87.91	42,101	$52.31
(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance or market conditions. The number of shares to be issued may vary between 0% and 200% of the number of performance stock units granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on either the Company’s return on invested capital (“ROIC”) over a one-year performance period or revenue, gross profit and operating profit thresholds over a twoc or three-year performance period. The Company's PSUs with a market condition are based on the ranking of the Company’s total stockholder return (“TSR”) performance, on a percentile basis, over a three year performance period compared to the S&P Small Cap Industrial sector, over the same three year performance period.
(2) PSUs granted in the first quarter of 2020 include 72,239 units that will be converted to shares and issued to recipients in the first quarter of 2023 at 109.5% of the target amount granted, based on the Company’s actual ROIC compared to ROIC target for the performance period ended December 31, 2020.
Equity Based Awards - Settled in Cash

The Company's equity-based liability is comprised of awards under a management stock purchase plan. As of March 31, 2021, the Company's total share-based liabilities recorded on the consolidated balance sheet were $19.3 million, of which $16.4 million was included in non-current liabilities. The share-based liabilities as of December 31, 2020 were $18.2 million, of which $14.7 million was included in non-current liabilities.

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

The deferrals and related company match are credited to an account that represents a share-based liability. The portion of the account deferred to unrestricted investments is measured at fair market value of the unrestricted investments, and the portion of the account deferred to restricted stock units and company-matching restricted stock units is measured at a 200-day average of the Company’s stock price. The account will be converted to and settled in cash payable to participants upon retirement or a termination of their service to the Company.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the three months ended March 31,:

	2021	2020
Restricted stock units credited	24,085	52,411
Share-based liabilities paid (in thousands)	$3,510	$4,433

(11)    DISCONTINUED OPERATIONS

On February 23, 2021, the Company sold the stock of its Industrial business which had been classified as held for sale and reported as a discontinued operation in the Company’s consolidated financial statements for the year ended December 31, 2020. Net proceeds of $38 million, consisting of cash and a $13 million seller note, resulted in an estimated pre-tax loss of $30 million, subject to working capital and other adjustments, of which $29.6 million was recorded when the assets of the Industrial business were written down to fair market value during the fourth quarter of 2020.

The results of operations and financial position of the Industrial business have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. The Company allocates interest to its discontinued operations in accordance with ASC Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations.” Interest was allocated based on the amount of net assets held by the discontinued operation in comparison to consolidated net assets.

The following carrying amounts of the major classes of assets and liabilities included in discontinued operations related to the Industrial business has been segregated from the Company's continuing operations and are reported as assets and liabilities of discontinued operations, respectively, in the consolidated balance sheet at December 31, 2020 (in thousands):

December 31, 2020
Assets
Accounts receivable, net	$11,261
Inventories, net	13,041
Prepaid expenses and other current assets	21,310
Total current assets (1)	45,612
Property, plant, and equipment, net	16,999
Operating lease assets	6,470
Goodwill	22,475
Acquired intangibles	15,482
Loss recognized on classification as held for sale	(29,600)
Total noncurrent assets (1)	31,826
Total assets classified as held for sale	$77,438

Liabilities
Accounts payable	$10,708
Accrued expenses	9,274
Total current liabilities (1)	19,982
Deferred income taxes	24,657
Non-current operating lease liabilities	4,639
Other non-current liabilities	17
Total noncurrent liabilities (1)	29,313
Total liabilities classified as held for sale	$49,295

(1) The assets and liabilities of the discontinued operations were classified as current on the December 31, 2020 consolidated balance sheet, as it was probable that the sale would occur and proceeds will be collected within one year.

Components of income from discontinued operations before taxes, including the interest allocated to discontinued operations, for the three months ended March 31 are as follows (in thousands):

	2021	2020
Net sales	$20,391	$34,038
Operating expenses	17,493	31,202
Adjustment to loss on disposal	328	—
Interest expense allocation	—	6
Income from discontinued operations before taxes	$2,570	$2,830

(12)    EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS

The Company has incurred exit activity costs and asset impairment charges as a result of its 80/20 simplification and portfolio management initiatives. These initiatives have resulted in the identification of low-volume, low margin, internally-produced products which have been or will be outsourced or discontinued, the simplification of processes, the sale and exiting of less profitable businesses or product lines, and a reduction in our manufacturing footprint.

Exit activity costs were incurred during the three months ended March 31, 2021 which related to moving and closing costs, contract terminations, and severance, along with asset impairment charges related to the write-down of inventory and impairment of machinery and equipment associated with discontinued product lines, as a result of process simplification initiatives. In conjunction with these initiatives, the Company closed two facilities during the three months ended March 31, 2021. Exit activity costs were incurred from the above initiatives for the three months ended March 31, 2020. No facilities were closed as a result of these initiatives during the three months ended March 31, 2020.

The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three months ended March 31, related to the restructuring activities described above (in thousands):

	Three months ended March 31,
	2021			2020
	Asset impairment charges	Exit activity costs (recoveries), net	Total	Asset impairment charges	Exit activity costs	Total
Renewables	$1,193	$3,778	$4,971	$—	$18	$18
Residential	—	65	65	—	221	221
Agtech	—	204	204	—	—	—
Infrastructure	—	—	—	—	—	—
Corporate	—	—	—	—	54	54
Total exit activity costs & asset impairments	$1,193	$4,047	$5,240	$—	$293	$293

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the consolidated statements of income for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$5,047	$69
Selling, general, and administrative expense	193	224
Total asset impairment and exit activity charges	$5,240	$293

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2021	2020
Balance at January 1	$1,030	$2,083
Exit activity costs recognized	4,047	293
Cash payments	(1,464)	(1,365)
Balance at March 31	$3,613	$1,011

(13)    INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three months ended March 31, and the applicable effective tax rates:

	Three Months Ended March 31,
	2021	2020
Provision for income taxes	$1,560	$2,313
Effective tax rate	12.9%	18.9%
The effective tax rate for the three months ended March 31, 2021 and 2020, respectively, was less than the U.S. federal statutory rate of 21% due to favorable discrete items due to an excess tax benefit on stock-based compensation, partially offset by state taxes and nondeductible permanent differences.

(14)    EARNINGS PER SHARE

Basic earnings and weighted-average of diluted shares outstanding are as follows for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2021	2020
Numerator:
Income from continuing operations	$10,496	$9,902
Income from discontinued operations	2,266	2,157
Net income available to common stockholders	$12,762	$12,059
Denominator for basic earnings per share:
Weighted average shares outstanding	32,771	32,586
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,771	32,586
Common stock options and stock units	333	297
Weighted average shares and conversions	33,104	32,883

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards. There were no anti-dilutive shares outstanding for the three months ended March 31, 2021 and 18,000 for the three months ended March 31, 2020.

(15)    SEGMENT INFORMATION

The Company is organized into four reportable segments on the basis of the production processes, products and services provided by each segment, identified as follows:
(i)Renewables, which primarily includes designing, engineering, manufacturing and installation of solar racking and electrical balance of systems;
(ii)Residential, which primarily includes roof and foundation ventilation products, centralized mail systems and electronic package solutions, retractable awnings and gutter guards, and rain dispersion products, trims and flashings and other accessories;
(iii)Agtech, which provides growing and processing solutions including the designing, engineering, manufacturing and installation of greenhouses, and botanical extraction systems; and
(iv)Infrastructure, which primarily includes structural bearings, expansion joints and pavement sealant for bridges, airport runways and roadways, elastomeric concrete, and bridge cable protection systems.

When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. During the first quarter of 2021, the Company reassessed its reportable segments. As a result, the Company's former Renewable Energy and Conservation segment was divided into two reportable segments: Renewables and Agtech.
The following table illustrates certain measurements used by management to assess performance of the segments described above for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2021	2020
Net sales:
Renewables	$85,512	$47,263
Residential	140,217	103,419
Agtech	46,739	49,234
Infrastructure	15,124	15,485
Total net sales	$287,592	$215,401

Income from operations:
Renewables	$(521)	$4,359
Residential	22,934	13,725
Agtech	929	1,340
Infrastructure	2,037	1,576
Unallocated Corporate Expenses	(12,564)	(8,223)
Total income from operations	$12,815	$12,777

	March 31, 2021	December 31, 2020
Total assets:
Renewables	$393,499	$402,796
Residential	427,894	407,132
Agtech	212,507	216,275
Infrastructure	82,833	80,796
Unallocated corporate assets	38,458	28,057
Assets of discontinued operations	—	77,438
	$1,155,191	$1,212,494

The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the three months ended March 31 (in thousands):

	Three Months Ended March 31, 2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	6,971	139,019	5,143	5,470	$156,603
Over Time	78,541	1,198	41,596	9,654	130,989
Total net sales	$85,512	$140,217	$46,739	$15,124	$287,592

	Three Months Ended March 31, 2020
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$3,696	$102,331	$14,096	$5,457	$125,580
Over Time	43,567	1,088	35,138	10,028	89,821
Total net sales	$47,263	$103,419	$49,234	$15,485	$215,401

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

We use certain operating performance measures, specifically consolidated gross margin, operating margin by segment and consolidated operating margin, to manage our businesses, set operational goals, and establish performance targets for incentive compensation for our employees. We define consolidated gross margin as a percentage of total consolidated gross profit to total consolidated net sales. We define operating margin by segment as a percentage of total income from operations by segment to total net sales by segment and consolidated operating margin as a percentage of total consolidated income from operations to total consolidated net sales. We believe consolidated gross margin, operating margin and consolidated operating margin may be useful to investors in evaluating the profitability of our segments and Company on a consolidated basis.

Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the renewable energy, residential, agtech, and infrastructure markets.

The Company operates and reports its results in the following four reporting segments:
•Renewables;
•Residential;
•Agtech; and
•Infrastructure.

The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of food and plants, and contractors. As part of our continuing operations at March 31, 2021, we operated 36 facilities, comprised of 26 manufacturing facilities, one distribution center, and nine offices, which are located in 16 states, Canada, China, and Japan. Our operational infrastructure provides the necessary scale to support local, regional, and national customers in each of our markets.

COVID-19 Update

While the Company continues to encounter challenges and uncertainty associated with COVID-19, the pandemic did not have a material adverse effect on our reported results during the first quarter of 2021. Our top priority continues to be focused on our organization - keeping our team and their families as safe as possible, maintaining the timely and effective functioning of our supply chain operating and providing a high level of responsiveness to customer needs. We continue to proactively execute our pandemic “playbook” in 2021 and make adjustments to our operating protocols as we navigate forward. The extent to which our operations will be impacted by the outbreak, including but not limited to the current impact of supply chain, transportation and labor challenges, along with new requirements or regulations mandated by government authorities, remains uncertain and challenging to predict, Refer to the Company's Outlook section in this management discussion and analysis for consideration relative to future periods.

Business Strategy
The Company's mission is to create compounding and sustainable value for our stockholders and other stakeholders with strong and relevant leadership positions in higher growth, profitable end markets focused on addressing some of the world's most challenging opportunities. The foundation of the Company's strategy is built on three core pillars: Business System, Portfolio Management, and Organization Development.

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

2.Portfolio Management is focused on optimizing the Company’s business portfolio and ensures our financial capital and human resources are effectively and efficiently deployed to deliver sustainable, profitable growth while increasing our relevance with customers and shaping our markets. For a description of recent portfolio management activities, see the actions described below in the Recent Developments section.

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

We believe the key elements of our strategy have, and will continue to, enable us to respond timely to changes in the end markets we serve, including evolving changes due to COVID-19 and the challenges noted above. We have and expect to continue to examine the need for restructuring of our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. We believe our enhanced strategy has enabled us to better react to volatility in commodity costs and fluctuations in customer demand, along with helping to improve margins. We have used the improved cash flows generated by these initiatives to pay down debt, improve our liquidity position, and invest in growth initiatives. Overall, we continue to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher stockholder returns.

Recent Developments
During the first quarter of 2021, the Company sold its Industrial business as a result of its Portfolio Management strategy to focus on participation in higher value and faster growing markets. The Industrial business, previously reported in the Company's Industrial and Infrastructure Products segment, was reported as discontinued operations as of December 31, 2020.

During 2020, the Company completed the following acquisitions:

Business Acquired	Date of Acquisition in 2020	Purchase price ( in millions) 1	Description
TerraSmart LLC	December 31	$223.7	Provider of screw-based, ground-mount solar racking technology, particularly used for solar projects installed on challenging terrain
Sunfig Corporation	December 11	$3.8	Provider of software solutions that optimize solar energy investments through upstream design, performance and financial modeling
Architectural Mailboxes	October 15	$26.9	Provider, designer, and developer of decorative residential mailboxes and related products
Delta Separations	February 13	$47.1	Provider of ethanol-based extraction systems manufacturer and training and laboratory design and operations consultative partner
Thermo Energy Systems	January 15	$7.3	Provider of commercial greenhouse solutions in North America supporting the biologically grown organic food market

Note 1: Except for TerraSmart, which was financed through a combination of cash on hand and borrowings under the Company's revolving credit facility, all of the above 2020 acquisitions were funded from cash on hand. The purchase price for the acquisitions of TerraSmart, Sunfig, and Architectural Mailboxes represents the preliminary allocation to the assets acquired and liabilities assumed in each transaction. The purchase price shown above for Delta and Thermo represents the final purchase price in each transaction.

Results of Operations
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended March 31 (in thousands):

	2021		2020
Net sales	$287,592	100.0%	$215,401	100.0%
Cost of sales	227,574	79.1%	165,540	76.9%
Gross profit	60,018	20.9%	49,861	23.1%
Selling, general, and administrative expense	47,203	16.4%	37,084	17.2%
Income from operations	12,815	4.5%	12,777	5.9%
Interest expense	444	0.2%	44	0.0%
Other expense	315	0.1%	518	0.2%
Income before taxes	12,056	4.2%	12,215	5.7%
Provision for income taxes	1,560	0.6%	2,313	1.1%
Income from continuing operations	10,496	3.6%	9,902	4.6%
Income from discontinued operations	2,266	0.8%	2,157	1.0%
Net income	$12,762	4.4%	$12,059	5.6%

The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

				Change due to
	2021	2020	Total Change	Acquisitions	Operations
Net sales:
Renewables	$85,512	$47,263	$38,249	$37,256	$993
Residential	140,217	103,419	36,798	8,734	28,064
Agtech	46,739	49,234	(2,495)	4,600	(7,095)
Infrastructure	15,124	15,485	(361)	—	(361)
Consolidated	$287,592	$215,401	$72,191	$50,590	$21,601

Consolidated net sales increased by $72.2 million, or 33.5%, to $287.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The 33.5% increase in revenue was driven by the Renewables and Residential segments. Sales generated from our prior year acquisitions of TerraSmart, Thermo, Delta Separations and Architectural Mailboxes contributed 23.5%, or $50.6 million to the growth from the prior year quarter. The $21.6 million, or 10.0% increase, in organic growth during the current year quarter was primarily the result of increased volume in both our Residential and Renewables segments, which more than offset the organic volume declines in both our Agtech and our Infrastructure segments.
Net sales in our Renewables segment increased $38.2 million, or 80.8%, to $85.5 million for the three months ended March 31, 2021 compared to $47.3 million for the three months ended March 31, 2020. Sales generated from the prior year acquisition of TerraSmart of $37.3 million, primarily contributed to the increase in the current year quarter. Organic revenue increased 2.1% during the quarter as strong execution on continued demand for solar solutions was partially offset by projects impacted by the pandemic-related scheduling delays, inclement weather, ongoing supply chain dynamics including reduced customers' access to solar panels, as well as, a decline in safe-harbor related demand due to the extension of the investment tax credit in late 2020. Backlog improved 138% year over year, or 23% on an organic basis for this segment.
Net sales in our Residential segment increased 35.6%, or $36.8 million, to $140.2 million for the three months ended March 31, 2021 compared to $103.4 million for the three months ended March 31, 2020. The increase from the prior year quarter was largely due to continued strong activity across all residential businesses along with participation gains across that offset challenges from inclement weather, supply chain dynamics. Sales from the prior year acquisition of Architectural Mailboxes also contributed $8.7 million to the increase in the current year quarter.
Net sales in our Agtech segment decreased 5.1%, or $2.5 million, to $46.7 million for the three months ended March 31, 2021 compared to $49.2 million for the three months ended March 31, 2020. Organic revenue decreased $7.1 million, impacted by the pandemic, inclement weather, supply chain dynamics, along with slower but improving market conditions for greenhouse structure and processing extraction equipment serving the cannabis and hemp markets. Partially offsetting these impacts was continued growth and momentum in the produce market. Sales generated from Thermo and Delta Separations acquired in the first quarter of 2020, contributed $4.6 million, partially offsetting the decrease in this segment. While backlog decreased 12% year over year, due to the 2020 slowdown in the cannabis and hemp markets, which are improving but not fully recovered, sequentially, backlog increased 5% due primarily to strength in the produce business offsetting the impact of the slower demand in the cannabis and hemp markets.
Net sales in our Infrastructure segment decreased 2.6%, or $0.4 million, to $15.1 million for the three months ended March 31, 2021 compared to $15.5 million for the three months ended March 31, 2020. While revenue was down modestly driven by delays in customer delivery schedules related to the timing of state and federal funding, backlog remained strong increasing 15% compared to the prior year quarter.
Our consolidated gross margin decreased to 20.9% for the three months ended March 31, 2021 compared to 23.1% for the three months ended March 31, 2020. This decrease was partly the result of costs incurred during the current year quarter related to the planned discontinuation of our organic solar tracker solution as we migrate towards the solution offered by our recently acquired TerraSmart business. Additionally, lower gross margins generated from our recent acquisitions contributed to the decline as we continue to integrate them operationally. Partially offsetting the decrease was improved operating execution in all our core businesses compared to the prior year quarter.
Selling, general, and administrative ("SG&A") expenses increased by $10.1 million, or 27.3%, to $47.2 million for the three months ended March 31, 2021 from $37.1 million for the three months ended March 31, 2020. The $10.1 million increase was primarily due to $5.5 million of incremental SG&A expenses recorded quarter over quarter for our recent acquisitions and transaction costs to complete those acquisitions, along with $3.3 million of higher performance-based compensation expenses as compared to the prior year quarter. Despite the above increases, SG&A expenses as a percentage of net sales decreased to 16.4% for the three months ended March 31, 2021 compared to 17.2% for the three months ended March 31, 2020.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended March 31, (in thousands):

	2021		2020		Total Change
Income from operations:
Renewables	$(521)	(0.6)%	$4,359	9.2%	$(4,880)
Residential	22,934	16.4%	13,725	13.3%	9,209
Agtech	929	2.0%	1,340	2.7%	(411)
Infrastructure	2,037	13.5%	1,576	10.2%	461
Unallocated Corporate Expenses	(12,564)	(4.4)%	(8,223)	(3.8)%	(4,341)
Consolidated income from operations	$12,815	4.5%	$12,777	5.9%	$38
The Renewables segment generated an operating margin of (0.6)% in the current year quarter compared to 9.2% in the prior year quarter. The decrease in operating margin was the combined result of costs incurred during the current year quarter related to the discontinuation of our organic solar tracker solution along with expected lower margins generated by our recent acquisitions, the result of backlog amortization and integration costs, as we continue to integrate them operationally. Partially offsetting the lower margin is improvement in our core business resulting from continued strong execution in our manufacturing facilities and field operations and diligent price to cost management initiatives. Our acquisition integration plans remain on schedule and we expect to see margins expand during 2021.

The Residential segment generated an operating margin of 16.4% in the current year quarter compared to 13.3% in the prior year quarter. The increase in operating margin was the result of volume leverage, solid management of price to input costs, and continued benefits from 80/20 simplification initiatives offsetting higher costs for materials, labor and logistics management challenges incurred during the current year quarter.
Our Agtech segment generated an operating margin of 2.0% during the three months ended March 31, 2021 compared to 2.7% during the three months ended March 31, 2020. The decrease in operating margin was the combined result of the continued slower greenhouse structures and processing equipment market for cannabis and hemp that impacted mix in the quarter. Integration of Thermo continues to be impacted by the closure of the US Canadian border. We have completed the bulk of those lower margin projects that we acquired, substantially completed the integration of the processing businesses, and expect to see margins expand throughout the course of 2021.
Our Infrastructure segment generated an operating margin of 13.5% during the three months ended March 31, 2021 compared to 10.2% during the three months ended March 31, 2020. The increase resulted from continued strong execution in our fabricated products sales along with higher margin mix resulting from increased non-fabricated product volumes.

Unallocated corporate expenses increased $4.3 million from $8.2 million during the three months ended March 31, 2020 to $12.6 million during the three months ended March 31, 2021. The increase in expense was primarily the result of $2.9 million of higher performance-based compensation expenses as compared to the prior year quarter.

Interest expense of $0.4 million for the three months ended March 31, 2021 was primarily the result of outstanding balances on the Company's revolving credit facility during the quarter, of which $58.0 million was outstanding as of March 31, 2021. Interest expense incurred for the three months ended March 31, 2020 was negligible. No amounts were outstanding under our revolving credit facility during the three months ended March 31, 2020.

We recognized a provision for income taxes of $1.6 million and $2.3 million, with effective tax rates of 12.9% and 18.9% for the three months ended March 31, 2021, and 2020, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020, respectively, were lower than the U.S. federal statutory rate of 21% due to favorable discrete items due to an excess tax benefit on stock-based compensation, partially offset by state taxes and nondeductible permanent differences.

Outlook

While we have solid end market demand and strong order backlog, general market challenges remain including but not limited to the pandemic, general inflation, labor availability, and supply chain dynamics .We will remain focused on execution, continue to work on our businesses, and use our strong balance sheet to invest in both organic and inorganic initiatives.

The Company is maintaining its full year guidance of revenues in the range of $1.30 billion and $1.35 billion, up from $1.03 billion in 2020 and GAAP EPS between $2.78 and $2.95, compared with $2.53 in 2020.

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

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$20,731	$32,054
Availability on revolving credit facility	334,780	309,175
	$355,511	$341,229

We believe that our cash on hand and available borrowing capacity provided under our Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") provide us with ample liquidity and capital resources to weather the economic impacts of the COVID-19 pandemic while continuing to invest in operational excellence, growth initiatives and the development of our organization. After pausing in early 2020 as the COVID-19 pandemic unfolded, we continued with our strategic initiatives to invest in opportunities that strengthen our business platforms for the markets we serve through the acquisitions of Architectural Mailboxes, Sunfig and TerraSmart in the fourth quarter of 2020. We continue to remain focused on managing our working capital, closely monitoring customer credit and collection activities, and working to extend payment terms. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and growth initiatives.

Our Senior Credit Agreement provides us with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2021, our foreign subsidiaries held $15.2 million of cash in U.S. dollars.

During 2020, we opted to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), which allowed us to retain $4.4 million in cash during 2020 that would have otherwise been remitted to the federal government. The deferred tax payments will be repaid equally in 2021 and 2022.

Over the long-term, we expect that future investments, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our revolving credit facility, new debt financing, the issuance of equity securities, or any combination of the above. All potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, with the goal of creating compounding and sustainable stockholder value.

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

Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2021	2020
Cash (used in) provided by:
Operating activities of continuing operations	$(1,214)	$(43,826)
Investing activities of continuing operations	22,600	(56,631)
Financing activities of continuing operations	(30,388)	(4,160)
Discontinued operations	(2,187)	136
Effect of foreign exchange rate changes	(134)	(916)
Net decrease in cash and cash equivalents	$(11,323)	$(105,397)

Operating Activities

Net cash used in operating activities of continuing operations for the three months ended March 31, 2021 of $1.2 million consisted of income from continuing operations of $10.5 million and non-cash net charges totaling $11.4 million, which include depreciation, amortization, stock compensation, exit activity costs and other non-cash charges, offset by a $23.1 million investment in working capital and other net assets. The investment in net working capital and other net assets was largely driven by an increase in inventory due to strong sales demand in our Residential segment and rising raw material prices, along with a decrease in accrued expenses correlated to payments made during the quarter under the Company's performance based incentive programs.

Net cash used in operating activities of continuing operations for the three months ended March 31, 2020 of $43.8 million consisted of income from continuing operations of $9.9 million, non-cash net charges totaling $6.7 million, which include depreciation, amortization, stock compensation, and other non-cash charges, and an investment in working capital and other net assets of $60.4 million. The working capital investment was largely comprised of nearly $40 million related to our acquisition of Thermo, which was undercapitalized at the time of purchase in the first quarter of 2020.

Investing Activities

Net cash provided by investing activities of continuing operations for the three months ended March 31, 2021 of $22.6 million was primarily due to $27.0 million in net proceeds received from the sale of the Company's Industrial business and capital expenditures of $4.4 million.

Net cash used in investing activities of continuing operations for the three months ended March 31, 2020 of $56.6 million primarily consisted of net cash paid for the acquisitions of Delta Separations of $47.2 million and Thermo of $7.3 million and capital expenditures of $2.1 million.

Financing Activities

Net cash used in financing activities of continuing operations for the three months ended March 31, 2021 of $30.4 million was primarily the result of $46.6 million in payments on long-term debt and $4.7 million of purchases of treasury stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans, offset by $20.0 million in proceeds from long-term debt and $0.9 million from the issuance of common stock from stock option exercises during the period.

Net cash used in financing activities of continuing operations for the three months ended March 31, 2020 of $4.2 million was primarily the result of purchases of treasury stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans.

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
Contractual Obligations
Our contractual obligations have not changed materially from the disclosures included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Estimates
In the current year, there have been no changes to our critical accounting estimates from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements
See Note 2 to the Company's consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on recent accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its foreign operations. Refer to Item 7A in the Company's Form 10-K for the year ended December 31, 2020 for more information about the Company's exposure to market risk.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. We believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.
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
Date: May 5, 2021