Form 10-Q
period 2021-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2021-08-03
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 2, 2021, the number of common shares outstanding was: 32,636,340.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$348,389	$255,184	$635,981	$470,585
Cost of sales	267,458	189,623	495,032	355,163
Gross profit	80,931	65,561	140,949	115,422
Selling, general, and administrative expense	49,522	34,813	96,725	71,897
Income from operations	31,409	30,748	44,224	43,525
Interest expense	245	222	689	266
Other income	(4,666)	(1,892)	(4,351)	(1,374)
Income before taxes	35,830	32,418	47,886	44,633
Provision for income taxes	9,457	7,961	11,017	10,274
Income from continuing operations	26,373	24,457	36,869	34,359
Discontinued operations:
(Loss) Income before taxes	(502)	3,746	2,068	6,576
(Benefit from) Provision for income taxes	(78)	911	226	1,584
(Loss) Income from discontinued operations	(424)	2,835	1,842	4,992
Net income	$25,949	$27,292	$38,711	$39,351
Net earnings per share – Basic:
Income from continuing operations	$0.80	$0.75	$1.12	$1.05
(Loss) Income from discontinued operations	(0.01)	0.09	0.06	0.16
Net income	$0.79	$0.84	$1.18	$1.21
Weighted average shares outstanding -- Basic	32,790	32,605	32,791	32,596
Net earnings per share – Diluted:
Income from continuing operations	$0.80	$0.74	$1.11	$1.05
(Loss) Income from discontinued operations	(0.01)	0.09	0.06	0.15
Net income	$0.79	$0.83	$1.17	$1.20
Weighted average shares outstanding -- Diluted	33,056	32,860	33,071	32,868
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$25,949	$27,292	$38,711	$39,351
Other comprehensive income (loss):
Foreign currency translation adjustment	761	2,815	3,959	(3,083)
Minimum post retirement benefit plan adjustments	27	18	54	36
Other comprehensive income (loss)	788	2,833	4,013	(3,047)
Total comprehensive income	$26,737	$30,125	$42,724	$36,304
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,963	$32,054
Accounts receivable, net of allowance of $5,294 and $3,529	225,315	197,990
Inventories, net	133,625	98,307
Prepaid expenses and other current assets	23,641	19,671
Assets of discontinued operations	—	77,438
Total current assets	399,544	425,460
Property, plant, and equipment, net	95,837	89,562
Operating lease assets	21,651	25,229
Goodwill	508,857	514,279
Acquired intangibles	159,734	156,365
Other assets	510	1,599
	$1,186,133	$1,212,494
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$168,917	$134,738
Accrued expenses	68,677	83,505
Billings in excess of cost	49,215	34,702
Liabilities of discontinued operations	—	49,295
Total current liabilities	286,809	302,240
Long-term debt	32,309	85,636
Deferred income taxes	37,555	39,057
Non-current operating lease liabilities	14,391	17,730
Other non-current liabilities	27,461	24,026
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; 100,000 and 50,000 shares authorized as June 30, 2021 and December 31, 2020, respectively; 33,718 shares and 33,568 shares issued and outstanding in 2021 and 2020	337	336
Additional paid-in capital	310,728	304,870
Retained earnings	508,654	469,943
Accumulated other comprehensive income (loss)	1,552	(2,461)
Cost of 1,083 and 1,028 common shares held in treasury in 2021 and 2020	(33,663)	(28,883)
Total stockholders’ equity	787,608	743,805
	$1,186,133	$1,212,494
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$38,711	$39,351
Income from discontinued operations	1,842	4,992
Income from continuing operations	36,869	34,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,014	9,942
Stock compensation expense	4,935	4,171
Gain on sale of business	—	(1,881)
Exit activity costs, non-cash	1,193	346
Benefit of deferred income taxes	(36)	(195)
Other, net	349	429
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(29,150)	(26,289)
Inventories	(42,686)	3,289
Other current assets and other assets	(611)	1,893
Accounts payable	35,174	(989)
Accrued expenses and other non-current liabilities	(9,274)	(36,042)
Net cash provided by (used in) operating activities of continuing operations	12,777	(10,967)
Net cash (used in) provided by operating activities of discontinued operations	(2,002)	3,712
Net cash provided by (used in) operating activities	10,775	(7,255)
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(9,474)	(4,178)
Acquisitions, net of cash acquired	(2)	(54,385)
Net proceeds from sale of business	39,991	704
Net proceeds from sale of property and equipment	—	59
Net cash provided by (used in) investing activities of continuing operations	30,515	(57,800)
Net cash used in investing activities of discontinued operations	(176)	(1,053)
Net cash provided by (used in) investing activities	30,339	(58,853)
Cash Flows from Financing Activities
Proceeds from long-term debt	31,200	—
Long-term debt payments	(83,636)	—
Purchase of treasury stock at market prices	(4,780)	(4,462)
Net proceeds from issuance of common stock	924	78
Net cash used in financing activities	(56,292)	(4,384)
Effect of exchange rate changes on cash	87	(12)
Net decrease in cash and cash equivalents	(15,091)	(70,504)
Cash and cash equivalents at beginning of year	32,054	191,363
Cash and cash equivalents at end of period	$16,963	$120,859
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	33,568	$336	$304,870	$469,943	$(2,461)	1,028	$(28,883)	$743,805
Net income	—	—	—	12,762	—	—	—	12,762
Foreign currency translation adjustment	—	—	—	—	3,198	—	—	3,198
Minimum post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	27	—	—	27
Stock compensation expense	—	—	2,368	—	—	—	—	2,368
Stock options exercised	25	—	910	—	—	—	—	910
Net settlement of restricted stock units	118	1	(1)	—	—	54	(4,662)	(4,662)
Balance at March 31, 2021	33,711	$337	$308,147	$482,705	$764	1,082	$(33,545)	$758,408
Net income	—	—	—	25,949	—	—	—	25,949
Foreign currency translation adjustment	—	—	—	—	761	—	—	761
Minimum post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	27	—	—	27
Stock compensation expense	—	—	2,567	—	—	—	—	2,567
Stock options exercised	1	—	14	—	—	—	—	14
Awards of common shares	3	—	—	—	—	—	—	—
Net settlement of restricted stock units	3	—	—	—	—	1	(118)	(118)
Balance at June 30, 2021	33,718	$337	$310,728	$508,654	$1,552	1,083	$(33,663)	$787,608

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	33,192	$332	$295,582	$405,668	$(5,391)	906	$(22,227)	$673,964
Net income	—	—	—	12,059	—	—	—	12,059
Foreign currency translation adjustment	—	—	—	—	(5,898)	—	—	(5,898)
Minimum post retirement benefit plan adjustments, net of taxes of $7	—	—	—	—	18	—	—	18
Stock compensation expense	—	—	1,665	—	—	—	—	1,665
Cumulative effect of accounting change	—	—	—	(291)	—	—	—	(291)
Stock options exercised	3	—	24	—	—	—	—	24
Net settlement of restricted stock units	193	2	(2)	—	—	80	(4,184)	(4,184)
Balance at March 31, 2020	33,388	$334	$297,269	$417,436	$(11,271)	986	$(26,411)	$677,357
Net income	—	—	—	27,292	—	—	—	27,292
Foreign currency translation adjustment	—	—	—	—	2,815	—	—	2,815
Minimum post retirement benefit plan adjustments, net of taxes of $6	—	—	—	—	18	—	—	18
Stock compensation expense	—	—	2,506	—	—	—	—	2,506
Stock options exercised	6	—	54	—	—	—	—	54
Awards of common shares	4	—	—	—	—	—	—	—
Net settlement of restricted stock units	15	—	—	—	—	7	(278)	(278)
Balance at June 30, 2020	33,413	$334	$299,829	$444,728	$(8,438)	993	$(26,689)	$709,764

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

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2019-12 Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistent application by clarifying and amending existing guidance. The amendments of this standard are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.	The standard is effective for the Company as of January 1, 2021. The Company adopted the amendments in this update and the adoption did not have a material impact to the Company’s financial statements.

Date of adoption: Q1 2021

(3)    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Trade accounts receivable	$182,015	$174,604
Costs in excess of billings	48,594	26,915
Total accounts receivables	230,609	201,519
Less allowance for doubtful accounts and contract assets	(5,294)	(3,529)
Accounts receivable, net	$225,315	$197,990

Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.

The following table provides a roll-forward of the allowance for credit losses, for the six month period ended June 30, 2021, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Beginning balance as of January 1, 2021	$3,529
Bad debt expense, net of recoveries	1,297
Accounts written off against allowance and other adjustments	468
Ending balance as of June 30, 2021	$5,294

(4)    REVENUE

Sales includes revenue from contracts with customers for: designing, engineering, manufacturing and installation of solar racking systems; electrical balance of systems; roof and foundation ventilation products; centralized mail systems and electronic package solutions; retractable awnings; gutter guards; rain dispersion products; trims and flashings and other accessories; designing, engineering, manufacturing and installation of greenhouses; botanical extraction systems; structural bearings; expansion joints; pavement sealant; elastomeric concrete; and bridge cable protection systems.

Refer to Note 15 "Segment Information" for additional information related to revenue recognized by timing of transfer of control by reportable segment.

As of June 30, 2021, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

Contract assets consist of costs in excess of billings. Contract liabilities consist of billings in excess of cost and unearned revenue. Unearned revenue as of June 30, 2021 and December 31, 2020 was $4.7 million and $21.3 million, respectively. Revenue recognized during the three months ended June 30, 2021 and 2020 that was in contract liabilities at the beginning of the respective periods was $49.2 million and $53.3 million, respectively.

(5)    INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw material	$99,074	$66,018
Work-in-process	6,197	5,382
Finished goods	33,623	31,205
Gross inventory	$138,894	$102,605
Less reserves	(5,269)	(4,298)
Total inventories, net	$133,625	$98,307

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

On December 31, 2020, the Company purchased all the outstanding membership interests of TerraSmart LLC and TerraTrak LLC (collectively, "TerraSmart"), a leading provider of screw-based, ground-mount solar racking technology, particularly used for solar projects installed on challenging terrain. The results of TerraSmart have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewables segment. The purchase consideration for the acquisition of TerraSmart was $223.9 million, which includes a working capital adjustment and certain other adjustments provided for in the equity purchase agreement.

The purchase price for the TerraSmart acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has commenced the process to confirm the existence, condition and completeness of the assets acquired and liabilities assumed to establish fair values of such acquired assets and assumed liabilities and to determine the amount of goodwill to be recognized as of the date of acquisition. Due to the timing of the acquisition, we continue to gather information supporting the acquired assets and assumed liabilities. Accordingly, all amounts recorded are provisional. These provisional amounts are subject to change if new information is obtained concerning facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of acquisition. The final values may also result in changes to depreciation and amortization expense related to certain assets such as property, plant and equipment and acquired intangible assets. The preliminary excess consideration was recorded as goodwill and approximated $139.1 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the domestic solar energy market. The final purchase price allocation will be completed no later than December 31, 2021.

The preliminary allocation of the TerraSmart purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$1,491
Working capital	7,148
Property, plant and equipment	11,758
Acquired intangible assets	64,150
Other assets	1,854
Other liabilities	(1,640)
Goodwill	139,106
Fair value of purchase consideration	$223,867

The intangible assets acquired in the TerraSmart acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$20,830	Indefinite
Technology	1,940	12 years
Customer relationships	35,110	12 years
Backlog	6,270	Less than 1 year
Total	$64,150

On December 11, 2020, the Company purchased all the outstanding stock of Sunfig Corporation ("Sunfig"), a provider of software solutions that optimize solar energy investments through upstream design, performance and financial modeling, for a purchase consideration of $3.8 million, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The results of Sunfig have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewables segment. The excess consideration was recorded as goodwill and approximated $3.2 million, all of which is deductible for tax purposes.

On October 15, 2020, the Company purchased substantially all of the assets of Architectural Mailboxes LLC ("Architectural Mailboxes"), a complementary addition to the Company's existing mail and package solutions business within the Residential segment, for a purchase consideration of $26.9 million, which includes a working capital adjustment and certain other adjustments provided for in the asset purchase agreement. The results of Architectural Mailboxes have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential segment. The excess consideration was recorded as goodwill and approximated $7.4 million, all of which is deductible for tax purposes.

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

The Company recognized costs as a component of cost of sales related to the sale of inventory at fair value as a result of allocating the purchase price of recent acquisitions. The Company also incurred certain acquisition-related costs composed of legal and consulting fees. These costs were recognized as a component of selling, general, and administrative expenses in the consolidated statement of operations.

The acquisition-related costs consisted of the following for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$—	$634	$—	$634
Selling, general and administrative costs	—	288	893	1,548
Total acquisition-related costs	$—	$922	$893	$2,182

(7)    GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2021 are as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2020	$192,527	$205,452	$84,622	$31,678	$514,279
Adjustments to prior year acquisitions	(4,593)	—	—	—	(4,593)
Foreign currency translation	(990)	—	161	—	(829)
Balance at June 30, 2021	$186,944	$205,452	$84,783	$31,678	$508,857

The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$61,100	$—	$56,570	$—
Finite-lived intangible assets:
Trademarks	5,550	3,747	5,818	3,385
Unpatented technology	38,386	19,194	38,752	17,765
Customer relationships	109,329	35,658	98,500	31,580
Non-compete agreements	2,691	1,859	4,885	1,747
Backlog	7,216	4,080	7,228	911
	163,172	64,538	155,183	55,388
Total acquired intangible assets	$224,272	$64,538	$211,753	$55,388

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$4,736	$2,018	$9,479	$4,002
Amortization expense related to acquired intangible assets for the remainder of fiscal 2021 and the next five years thereafter is estimated as follows (in thousands):

	2021	2022	2023	2024	2025	2026
Amortization expense	$9,414	$12,167	$11,236	$11,055	$10,820	$9,186

(8)    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Revolving credit facility	$33,200	$85,000
Other debt	—	636
Less unamortized debt issuance costs	(891)	—
Total debt	$32,309	$85,636

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of June 30, 2021, the Company was in compliance with all three covenants.

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

Standby letters of credit of $6.6 million have been issued under the Senior Credit Agreement on behalf of the Company as of June 30, 2021. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $360.2 million and $309.2 million of availability under the revolving credit facility at June 30, 2021 and December 31, 2020, respectively.

(9)    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables summarize the cumulative balance of each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, (in thousands):

	Foreign Currency Translation Adjustment	Minimum post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(872)	$(2,426)	$(3,298)	$(837)	$(2,461)
Minimum post retirement health care plan adjustments	—	37	37	10	27
Foreign currency translation adjustment	3,198	—	3,198	—	3,198
Balance at March 31, 2021	$2,326	$(2,389)	$(63)	$(827)	$764
Minimum post retirement health care plan adjustments	—	37	37	10	27
Foreign currency translation adjustment	761	—	761	—	761
Balance at June 30, 2021	$3,087	$(2,352)	$735	$(817)	$1,552

	Foreign Currency Translation Adjustment	Minimum post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(4,173)	$(1,939)	$(6,112)	$(721)	$(5,391)
Minimum post retirement health care plan adjustments	—	25	25	7	18
Foreign currency translation adjustment	(5,898)	—	(5,898)	—	(5,898)
Balance at March 31, 2020	$(10,071)	$(1,914)	$(11,985)	$(714)	$(11,271)
Minimum post retirement health care plan adjustments	—	24	24	6	$18
Foreign currency translation adjustment	2,815	—	2,815	—	2,815
Balance at June 30, 2020	$(7,256)	$(1,890)	$(9,146)	$(708)	$(8,438)

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
In 2016, the stockholders of the Company approved the adoption of the Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors ("Non-Employee Directors Plan") which provides for the issuance of up to 100,000 shares, allows the Company to grant awards of shares of the Company's common stock to non-employee Directors of the Company, and permits the Directors to defer receipt of such shares pursuant to the terms of the Non-Employee Directors Plan.

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the six months ended June 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2021		2020
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units (1)	62,778	$87.84	127,397	$53.16
Restricted stock units	33,187	$87.91	43,842	$52.12
Deferred stock units	7,536	$83.58	12,402	$45.98
Common shares	2,512	$83.58	4,134	$45.98
(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance or market conditions. The number of shares to be issued may vary between 0% and 200% of the number of PSUs granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on either the Company’s return on invested capital (“ROIC”) over a one-year performance period or other criteria such as revenue, gross profit and operating profit thresholds over a two or three-year performance period. The Company's PSUs with a market condition are based on the ranking of the Company’s total stockholder return (“TSR”) performance, on a percentile basis, over a three year performance period compared to the S&P Small Cap Industrial sector, over the same three year performance period.
(2) PSUs granted in 2020 include 74,676 PSUs that will be converted to shares and issued to recipients in the first quarter of 2023 at 109.5% of the target amount granted, based on the Company’s actual ROIC compared to ROIC target for the performance period ended December 31, 2020.
Equity Based Awards - Settled in Cash

The Company's equity-based liability is comprised of awards under a management stock purchase plan. As of June 30, 2021, the Company's total share-based liabilities recorded on the consolidated balance sheet were $21.6 million, of which $18.0 million was included in non-current liabilities. The share-based liabilities as of December 31, 2020 were $18.2 million, of which $14.7 million was included in non-current liabilities.

The Company's Management Stock Purchase Plan ("MSPP") provides participants the ability to defer a portion of their compensation, convertible to unrestricted investments, restricted stock units, or a combination of both, or defer a portion of their directors’ fees, convertible to restricted stock units. Employees eligible to defer a portion of their compensation also receive a company-matching award in restricted stock units equal to a percentage of their compensation.

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

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the six months ended June 30,:

	2021	2020
Restricted stock units credited	26,240	52,965
Share-based liabilities paid (in thousands)	$3,510	$4,433

(11)    DISCONTINUED OPERATIONS

On February 23, 2021, the Company sold the stock of its Industrial business which had been classified as held for sale and reported as a discontinued operation in the Company’s consolidated financial statements for the year ended December 31, 2020. Net proceeds of $38 million, consisting of cash and a $13 million seller note, resulted in an estimated pre-tax loss of $30 million, subject to working capital and other adjustments, of which $29.6 million was recorded when the assets of the Industrial business were written down to fair market value during the fourth quarter of 2020. The seller note was paid in full to the Company during the second quarter of 2021.

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

The following carrying amounts of the major classes of assets and liabilities included in discontinued operations related to the Industrial business have been segregated from the Company's continuing operations and are reported as assets and liabilities of discontinued operations, respectively, in the consolidated balance sheet at December 31, 2020 (in thousands):

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

(1) The assets and liabilities of the discontinued operations were classified as current on the December 31, 2020 consolidated balance sheet, as it was probable that the sale would occur and proceeds would be collected within one year.

Components of income from discontinued operations before taxes, including the interest allocated to discontinued operations, for the three and six months ended June 30 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$—	$30,630	$20,391	$64,668
Operating expenses	—	26,850	17,493	58,052
Adjustment to loss on disposal	502	—	830	—
Interest expense allocation	—	34	—	40
(Loss) Income from discontinued operations before taxes	$(502)	$3,746	$2,068	$6,576

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

Exit activity costs were incurred during the six months ended June 30, 2021 and 2020 which related to moving and closing costs, contract terminations, and severance, along with asset impairment charges related to the write-down of inventory and impairment of machinery and equipment associated with discontinued product lines, as a result of process simplification initiatives. In conjunction with these initiatives, the Company closed two facilities during the six months ended June 30, 2021, and one facility during the six months ended June 30, 2020.

The following tables set forth the asset impairment charges and exit activity costs incurred by segment during the three and six months ended June 30, related to the restructuring activities described above (in thousands):

	Three months ended June 30,
	2021			2020
	Exit activity costs	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total
Renewables	$786	$—	$786	$—	$—	$—
Residential	29	—	29	263	—	263
Agtech	1,287	—	1,287	316	72	388
Infrastructure	—	—	—	—	—	—
Corporate	59	—	59	45	—	45
Total exit activity costs & asset impairments	$2,161	$—	$2,161	$624	$72	$696

	Six months ended June 30,
	2021			2020
	Exit activity costs	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total
Renewables	$4,564	$1,193	$5,757	$18	$—	$18
Residential	94	—	94	484	—	484
Agtech	1,491	—	1,491	316	72	388
Infrastructure	—	—	—	—	—	—
Corporate	59	—	59	99	—	99
Total exit activity costs & asset impairments	$6,208	$1,193	$7,401	$917	$72	$989

The following table provides a summary of where the asset impairments and exit activity costs were recorded in the consolidated statements of income for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$718	$472	$5,765	$541
Selling, general, and administrative expense	1,443	224	1,636	448
Total asset impairment and exit activity charges	$2,161	$696	$7,401	$989

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2021	2020
Balance at January 1	$1,030	$2,083
Exit activity costs recognized	6,208	917
Cash payments	(4,646)	(2,171)
Balance at June 30	$2,592	$829

(13)    INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and six months ended June 30, and the applicable effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision for income taxes	$9,457	$7,961	$11,017	$10,274
Effective tax rate	26.4%	24.6%	23.0%	23.0%
The effective tax rate for the three and six months ended June 30, 2021 and 2020, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

(14)    EARNINGS PER SHARE

Basic earnings and weighted-average of diluted shares outstanding are as follows for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations	$26,373	$24,457	$36,869	$34,359
(Loss) Income from discontinued operations	(424)	2,835	1,842	4,992
Net income available to common stockholders	$25,949	$27,292	$38,711	$39,351
Denominator for basic earnings per share:
Weighted average shares outstanding	32,790	32,605	32,791	32,596
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,790	32,605	32,791	32,596
Common stock options and stock units	266	255	280	272
Weighted average shares and conversions	33,056	32,860	33,071	32,868

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards. There were 52,000 and 77,000 anti-dilutive shares outstanding for the three months ended June 30, 2021 and 2020, respectively. There were no anti-dilutive shares outstanding for the six months ended June 30, 2021 and 47,000 for the six months ended June 30, 2020.

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

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Renewables	$107,751	$55,950	$193,263	$103,213
Residential	164,209	139,472	304,426	242,891
Agtech	53,696	42,309	100,435	91,543
Infrastructure	22,733	17,453	37,857	32,938
Total net sales	$348,389	$255,184	$635,981	$470,585

Income from operations:
Renewables	$9,510	$8,422	$8,989	$12,781
Residential	27,155	27,964	50,089	41,689
Agtech	977	766	1,906	2,106
Infrastructure	4,186	2,801	6,223	4,377
Unallocated Corporate Expenses	(10,419)	(9,205)	(22,983)	(17,428)
Total income from operations	$31,409	$30,748	$44,224	$43,525

	June 30, 2021	December 31, 2020
Total assets:
Renewables	$424,884	$402,796
Residential	443,903	407,132
Agtech	204,264	216,275
Infrastructure	86,748	80,796
Unallocated corporate assets	26,334	28,057
Assets of discontinued operations	—	77,438
	$1,186,133	$1,212,494

The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$6,049	$162,978	$7,388	$11,637	$188,052
Over Time	101,702	1,231	46,308	11,096	160,337
Total net sales	$107,751	$164,209	$53,696	$22,733	$348,389

	Three Months Ended June 30, 2020
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$5,512	$138,288	$12,088	$6,549	$162,437
Over Time	50,438	1,184	30,221	10,904	92,747
Total net sales	$55,950	$139,472	$42,309	$17,453	$255,184

	Six Months Ended June 30, 2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$13,020	$301,997	$12,531	$17,107	$344,655
Over Time	180,243	2,429	87,904	20,750	291,326
Total net sales	$193,263	$304,426	$100,435	$37,857	$635,981

	Six Months Ended June 30, 2020
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$9,208	$240,619	$26,184	$12,006	$288,017
Over Time	94,005	2,272	65,359	20,932	182,568
Total net sales	$103,213	$242,891	$91,543	$32,938	$470,585

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

The Company operates and reports its results in the following four reporting segments:
•Renewables;
•Residential;
•Agtech; and
•Infrastructure.

The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of food and plants, and contractors. As part of our continuing operations at June 30, 2021, we operated 36 facilities, comprised of 26 manufacturing facilities, one distribution center, and nine offices, which are located in 16 states, Canada, China, and Japan. Our operational infrastructure provides the necessary scale to support regional and national customers in each of our markets.

COVID-19 Update

While the Company continues to encounter challenges and uncertainty associated with COVID-19, the pandemic did not have a material adverse effect on our reported results during 2021. Our top priority continues to be focused on our organization - keeping our team and their families as safe as possible, maintaining the timely and effective functioning of our supply chain operating and providing a high level of responsiveness to customer needs. We continue to proactively execute our pandemic “playbook” in 2021 and make adjustments to our operating protocols as we navigate forward. The extent to which our operations will be impacted by the outbreak, including but not limited to the current impact of supply chain, transportation and labor challenges, along with new requirements or regulations mandated by government authorities, remains uncertain and challenging to predict, Refer to the Company's Outlook section in this management discussion and analysis for consideration relative to future periods.

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

We believe the key elements of our strategy have, and will continue to, enable us to respond timely to changes in the end markets we serve, including evolving changes due to COVID-19 and the challenges noted above. We have and expect to continue to examine the need for restructuring of our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. We believe our enhanced strategy has enabled us to better react to volatility in commodity and other input costs and fluctuations in customer demand, along with helping to improve margins. We have used the improved cash flows generated by these initiatives to pay down debt, improve our liquidity position, and invest in growth initiatives. Overall, we continue to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher stockholder returns.

Recent Developments
During the first quarter of 2021, the Company sold its Industrial business as a result of its Portfolio Management strategy to focus on participation in higher value and faster growing markets. The Industrial business, previously reported in the Company's Industrial and Infrastructure Products segment, was reported as discontinued operations as of December 31, 2020.

During 2020, the Company completed the following acquisitions:

Business Acquired	Date of Acquisition in 2020	Purchase price ( in millions) 1	Description	Segment
TerraSmart LLC	December 31	$223.7	Provider of screw-based, ground-mount solar racking technology, particularly used for solar projects installed on challenging terrain	Renewables
Sunfig Corporation	December 11	$3.8	Provider of software solutions that optimize solar energy investments through upstream design, performance and financial modeling	Renewables
Architectural Mailboxes	October 15	$26.9	Provider, designer, and developer of decorative residential mailboxes and related products	Residential
Delta Separations	February 13	$47.1	Provider of ethanol-based extraction systems manufacturer and training and laboratory design and operations consultative partner	Agtech
Thermo Energy Systems	January 15	$7.3	Provider of commercial greenhouse solutions in North America supporting the biologically grown organic food market	Agtech

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

Results of Operations
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended June 30 (in thousands):

	2021		2020
Net sales	$348,389	100.0%	$255,184	100.0%
Cost of sales	267,458	76.8%	189,623	74.3%
Gross profit	80,931	23.2%	65,561	25.7%
Selling, general, and administrative expense	49,522	14.2%	34,813	13.7%
Income from operations	31,409	9.0%	30,748	12.0%
Interest expense	245	0.0%	222	0.0%
Other income	(4,666)	(1.3)%	(1,892)	(0.7)%
Income before taxes	35,830	10.3%	32,418	12.7%
Provision for income taxes	9,457	2.7%	7,961	3.1%
Income from continuing operations	26,373	7.6%	24,457	9.6%
(Loss) income from discontinued operations	(424)	(0.2)%	2,835	1.1%
Net income	$25,949	7.4%	$27,292	10.7%

The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

				Change due to
	2021	2020	Total Change	Acquisitions	Operations
Net sales:
Renewables	$107,751	$55,950	$51,801	$49,825	$1,976
Residential	164,209	139,472	24,737	7,705	17,032
Agtech	53,696	42,309	11,387	—	11,387
Infrastructure	22,733	17,453	5,280	—	5,280
Consolidated	$348,389	$255,184	$93,205	$57,530	$35,675

Consolidated net sales increased by $93.2 million, or 36.5%, to $348.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The 36.5% increase in revenue was driven by the Renewables and Residential segments. Sales generated from our prior year acquisitions of TerraSmart and Architectural Mailboxes contributed 22.5%, or $57.5 million to the growth from the prior year quarter. The $35.7 million, or 14.0% increase in organic growth during the current year quarter was driven by volume increases across all of our segments, the result of strong end market demand and participation gains, along with increases in pricing to customers. Consolidated backlog increased 54% to $403 million up from $262 million at the end of the prior year quarter.
Net sales in our Renewables segment increased $51.8 million, or 92.5%, to $107.8 million for the three months ended June 30, 2021 compared to $56.0 million for the three months ended June 30, 2020. Sales generated from the prior year acquisition of TerraSmart of $49.8 million primarily contributed to the increase in the current year quarter. Organic revenue increased 3.5% during the quarter driven by strong demand across our broad offering of fixed tilt, tracker, canopy and electrical balance-of-system product solutions serving the community and commercial and industrial market segments. This growth was partially offset by headwinds impacting the solar industry including steel inflation, supply chain challenges with solar panels, as well as, a decline in safe-harbor related demand due to the extension of the investment tax credit in late 2020. Backlog improved 120% year over year, or 54% on a proforma basis for this segment.

Net sales in our Residential segment increased 17.7%, or $24.7 million, to $164.2 million for the three months ended June 30, 2021 compared to $139.5 million for the three months ended June 30, 2020. The increase from the prior year quarter was largely due to continued strong activity across all residential businesses along with increased pricing that offset challenges from supply chain dynamics related to material, labor and logistics availability. Sales from the prior year acquisition of Architectural Mailboxes also contributed $7.7 million to the increase in the current year quarter.
Net sales in our Agtech segment increased 27.0%, or $11.4 million, to $53.7 million for the three months ended June 30, 2021 compared to $42.3 million for the three months ended June 30, 2020. The revenue increase was led by solid demand across the produce, commercial, car wash, retail and processing equipment segments, despite the shift in timing of projects from the second quarter into future quarters as schedules have been impacted by permit delays, re-scoping of projects and supply chain disruptions. While backlog experienced a slight and temporary decrease of 7% year over year, due to the impact of re-scoping of projects and supply chain disruptions impacting project scheduling, subsequent order activity is accelerating backlog momentum.
Net sales in our Infrastructure segment increased 29.7%, or $5.3 million, to $22.7 million for the three months ended June 30, 2021 compared to $17.5 million for the three months ended June 30, 2020. During the current year quarter, demand for fabricated and non-fabricated products from this segment increased as state project funding improved and the domestic economy strengthened. Backlog remained strong increasing 11% compared to the prior year quarter.

Our consolidated gross margin decreased to 23.2% for the three months ended June 30, 2021 compared to 25.7% for the three months ended June 30, 2020. The decrease was the result of lower gross margins generated from our recent acquisitions as we continue to integrate them operationally, along with timing and alignment of higher input costs to price increases, supply chain disruptions, and shifts in project timing in the Agtech and Renewables segments. Partially offsetting the decrease was improved operating execution in our core businesses compared to the prior year quarter.
Selling, general, and administrative ("SG&A") expenses increased by $14.7 million, or 42.3%, to $49.5 million for the three months ended June 30, 2021 from $34.8 million for the three months ended June 30, 2020. The $14.7 million increase was primarily due to $6.3 million of incremental SG&A expenses recorded quarter over quarter from our recent acquisitions and transaction costs to complete those acquisitions, along with $1.3 million of higher performance-based compensation expenses as compared to the prior year quarter. Additionally, we have invested in the development of our organization and safety of our team through actions including but not limited to the expansion of headcount in key positions and the launch of other improvement initiatives. Furthermore, healthcare costs increased year over year as prior year spend was down due to COVID-related closures of medical facilities, while the current year quarter spend was impacted by deferred treatments due to those closures. SG&A expenses as a percentage of net sales increased to 14.2% for the three months ended June 30, 2021 compared to 13.7% for the three months ended June 30, 2020.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

	2021		2020		Total Change
Income from operations:
Renewables	$9,510	8.8%	$8,422	15.1%	$1,088
Residential	27,155	16.5%	27,964	20.0%	(809)
Agtech	977	1.8%	766	1.8%	211
Infrastructure	4,186	18.4%	2,801	16.0%	1,385
Unallocated Corporate Expenses	(10,419)	(3.0)%	(9,205)	(3.6)%	(1,214)
Consolidated income from operations	$31,409	9.0%	$30,748	12.0%	$661
The Renewables segment generated an operating margin of 8.8% in the current year quarter compared to 15.1% in the prior year quarter. The decrease in operating margin was partly due to the expected lower margins generated by our recent acquisitions, the result of backlog amortization and integration costs, as we continue to integrate these businesses operationally. Additionally contributing to the decrease, was a one-time tariff credit received in the prior year quarter along with the impact of timing and alignment of price to input costs and project movement associated with supply chain challenges. Partially offsetting the lower margin is improvement in our core business resulting from 80/20 productivity initiatives. TerraSmart's operating margin nearly doubled over the first quarter and remains on track relative to our full year integration plans.
The Residential segment generated an operating margin of 16.5% in the current year quarter compared to 20.0% in the prior year quarter. The decrease in operating margin was the result of accelerated inflation, material and labor availability and the timing and alignment of price actions and input costs. While multiple price increases have been implemented, historically, operating margin alignment lags and recovers within a one to two quarter period. Partially offsetting the lower margin is continued solid execution and continued benefits from 80/20 simplification initiatives.
Our Agtech segment generated an operating margin of 1.8% during both the three months ended June 30, 2021 and 2020, respectively. Operating margin was flat due to the combined results of improvements in the legacy greenhouse structures, cannabis greenhouse structures, and processing equipment businesses along with lower restructuring and acquisition costs incurred as compared to the prior year quarter. These improvements were essentially offset by abovementioned movement of certain projects into the second half of the year, higher input costs, and supply chain and logistics challenges incurred in the current year quarter.
Our Infrastructure segment generated an operating margin of 18.4% during the three months ended June 30, 2021 compared to 16.0% during the three months ended June 30, 2020. The increase was driven by higher margin mix resulting from increased non-fabricated product volumes, along with strong execution on higher volumes and continued investment in 80/20 productivity initiatives.

Unallocated corporate expenses increased $1.2 million from $9.2 million during the three months ended June 30, 2020 to $10.4 million during the three months ended June 30, 2021. The increase in expense was primarily the result of $1.1 million of higher performance-based compensation expenses as compared to the prior year quarter.

Interest expense was $0.2 million for both the three months ended June 30, 2021 and 2020, respectively. Expense in the current year quarter was the net result of $32.3 million in the outstanding balance on the Company's revolving credit facility as of June 30, 2021, partially offset by interest income. No amounts were outstanding under our revolving credit facility during the three months ended June 30, 2020.

The Company recorded other income of $4.7 million for the three months ended June 30, 2021, compared to $1.9 million recorded for the three months ended June 30, 2020. The $2.8 million increase from the prior year quarter was largely the result of a $4.7 million gain recognized on the sale of securities received from the sellers of Thermo Energy Systems, Inc. ("Thermo") to settle indemnification claims, partially offset by a $1.9 million pre-tax gain in the prior year quarter on the sale of the Company's self-guided apartment tour application business within the Residential segment.

We recognized a provision for income taxes of $9.5 million and $8.0 million, with effective tax rates of 26.4% and 24.6% for the three months ended June 30, 2021, and 2020, respectively. The effective tax rates for the three months ended June 30, 2021 and 2020, respectively, were greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
The following table sets forth selected results of operations data and its percentage of net sales for the six months ended June 30 (in thousands):

	2021		2020
Net sales	$635,981	100.0%	$470,585	100.0%
Cost of sales	495,032	77.8%	355,163	75.5%
Gross profit	140,949	22.2%	115,422	24.5%
Selling, general, and administrative expense	96,725	15.2%	71,897	15.3%
Income from operations	44,224	7.0%	43,525	9.2%
Interest expense	689	0.1%	266	0.0%
Other income	(4,351)	(0.6)%	(1,374)	(0.3)%
Income before taxes	47,886	7.5%	44,633	9.5%
Provision for income taxes	11,017	1.7%	10,274	2.2%
Income from continuing operations	36,869	5.8%	34,359	7.3%
Income from discontinued operations	1,842	0.3%	4,992	1.1%
Net income	$38,711	6.1%	$39,351	8.4%

The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30, (in thousands):

				Change due to
	2021	2020	Total Change	Acquisitions	Operations
Net sales:
Renewables	$193,263	$103,213	$90,050	$87,081	$2,969
Residential	304,426	242,891	61,535	16,439	45,096
Agtech	100,435	91,543	8,892	4,600	4,292
Infrastructure	37,857	32,938	4,919	—	4,919
Consolidated	$635,981	$470,585	$165,396	$108,120	$57,276

Consolidated net sales increased by $165.4 million, or 35.1%, to $636.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The 35.1% increase in revenue was driven by the Renewables and Residential segments. Sales generated from our prior year acquisitions of TerraSmart, Thermo, Delta Separations and Architectural Mailboxes contributed 23.0%, or $108.1 million to the growth from the prior year. The $57.3 million, or 12.1% increase, in organic growth during the current year was primarily the result of an increase in volume across all of our segments, the result of strong end market demand and participation gains, along with increases in pricing to customers. Consolidated backlog increased 54% to $403 million up from $262 million at the end of the prior year period.

Net sales in our Renewables segment increased $90.1 million, or 87.3%, to $193.3 million for the six months ended June 30, 2021 compared to $103.2 million for the six months ended June 30, 2020. Sales generated from the prior year acquisition of TerraSmart of $87.1 million, primarily contributed to the increase in the current year. Organic revenue increased 2.9% during the current year driven by strong demand across our broad offering of fixed tilt, tracker, canopy and electrical balance-of-system product solutions serving the community and commercial and industrial market segments. This growth was partially offset by projects impacted by headwinds impacting the solar industry including steel inflation, supply chain challenges with solar panels, as well as, a decline in safe-harbor related demand due to the extension of the investment tax credit in late 2020. Backlog improved 120% year over year, or 54% on a proforma basis for this segment.
Net sales in our Residential segment increased 25.3%, or $61.5 million, to $304.4 million for the six months ended June 30, 2021 compared to $242.9 million for the six months ended June 30, 2020. The increase from the prior year was largely due to continued strong demand across all residential businesses along with increased pricing and participation gains across that offset challenges from supply chain dynamics. Sales from the prior year acquisition of Architectural Mailboxes also contributed $16.4 million to the increase in the current year.
Net sales in our Agtech segment increased 9.7%, or $8.9 million, to $100.4 million for the six months ended June 30, 2021 compared to $91.5 million for the six months ended June 30, 2020. Sales generated from Thermo and Delta Separations acquired in the first quarter of 2020, contributed $4.6 million, to the increase in this segment.

Organic revenue increased $4.3 million, largely driven by growth in the produce market along with slower but improving market conditions for commercial, car wash, retail and processing equipment segments. Partially offsetting the segment increase was the shift in timing of projects from the current period into the second half of the year as schedules have been impacted by permit delays, re-scoping of projects and supply chain disruptions. While backlog experienced a slight and temporary decrease of 7% year over year, due to the impact of re-scoping of projects and supply chain disruptions impacting project scheduling, subsequent order activity is accelerating backlog momentum.
Net sales in our Infrastructure segment increased 14.9%, or $4.9 million, to $37.9 million for the six months ended June 30, 2021 compared to $32.9 million for the six months ended June 30, 2020. During the current year, demand for fabricated and non-fabricated products from this segment increased as the economy strengthened and state project funding improved. Backlog remained strong increasing 11% compared to the prior year.
Our consolidated gross margin decreased to 22.2% for the six months ended June 30, 2021 compared to 24.5% for the six months ended June 30, 2020. This decrease was the result of costs incurred during the current year related to the planned discontinuation of our organic solar tracker solution as we migrate towards the solution offered by our recently acquired TerraSmart business. Additionally, lower gross margins generated from our recent acquisitions contributed to the decline as we continue to integrate them operationally along with timing and alignment of higher input costs to price increases, supply chain disruptions, and shifts in project timing in the Agtech and Renewables segments. Partially offsetting the decrease was improved operating execution in all our core businesses compared to the prior year.
Selling, general, and administrative ("SG&A") expenses increased by $24.8 million, or 34.5%, to $96.7 million for the six months ended June 30, 2021 from $71.9 million for the six months ended June 30, 2020. The $24.8 million increase was primarily due to $12.9 million of incremental SG&A expenses recorded year over year from our recent acquisitions and transaction costs to complete those acquisitions, along with $4.6 million of higher performance-based compensation expenses as compared to the prior year. Additionally, we have invested in the development of our organization and safety of our team through actions including but not limited to the expansion of headcount in key positions and the launch of additional developmental improvement initiatives. Furthermore, healthcare costs increased year over year as prior year spend was down due to COVID-related closures of medical facilities, while the current year spend was impacted by deferred treatments due to those closures. Despite the above increases, SG&A expenses as a percentage of net sales modestly decreased to 15.2% for the six months ended June 30, 2021 compared to 15.3% for the six months ended June 30, 2020.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

	2021		2020		Total Change
Income from operations:
Renewables	$8,989	4.7%	$12,781	12.4%	$(3,792)
Residential	50,089	16.5%	41,689	17.2%	8,400
Agtech	1,906	1.9%	2,106	2.3%	(200)
Infrastructure	6,223	16.4%	4,377	13.3%	1,846
Unallocated Corporate Expenses	(22,983)	(3.6)%	(17,428)	(3.7)%	(5,555)
Consolidated income from operations	$44,224	7.0%	$43,525	9.2%	$699

The Renewables segment generated an operating margin of 4.7% in the current year compared to 12.4% in the prior year. The decrease in operating margin was the combined result of costs incurred during the current year related to the discontinuation of our organic solar tracker solution along with expected lower margins generated by our recent acquisitions, the result of backlog amortization and integration costs, as we continue to integrate them operationally. Additionally contributing to the decrease, was a one-time tariff credit received in the prior year along with the impact of timing and alignment of price to input costs and project movement associated with supply chain challenges. Partially offsetting the lower margin is improvement in our core business resulting from 80/20 productivity initiatives. TerraSmart's operating margin continues to improve in the first half of 2021 and remains on track relative to our full year integration plans.
The Residential segment generated an operating margin of 16.5% in the current year compared to 17.2% in the prior year. The decrease in operating margin was the result of accelerated inflation, material and labor availability and the timing and alignment of price actions and input costs. While multiple price increases have been implemented, historically, operating margin alignment lags and recovers within a one to two quarter period. Partially offsetting the lower margin is continued solid execution and continued benefits from 80/20 simplification initiatives.
Our Agtech segment generated an operating margin of 1.9% during the six months ended June 30, 2021 compared to 2.3% during the six months ended June 30, 2020. The decrease in operating margin was the combined result of the abovementioned movement of certain projects into the second half of the year, higher input costs and supply chain and logistics challenges incurred in the current year along with integration delays incurred by Thermo during the earlier months of 2021. Partially offsetting the lower margin was improvements in the legacy greenhouse structures, cannabis greenhouse structures, and processing equipment businesses along with lower restructuring and acquisition costs incurred as compared to the prior year period.
Our Infrastructure segment generated an operating margin of 16.4% during the six months ended June 30, 2021 compared to 13.3% during the six months ended June 30, 2020. The increase was driven by higher margin mix resulting from increased non-fabricated product volumes, along with strong execution on higher volumes and higher revenue and continued investment in 80/20 productivity initiatives.

Unallocated corporate expenses increased $5.6 million from $17.4 million during the six months ended June 30, 2020 to $23.0 million during the six months ended June 30, 2021. The increase in expense was primarily the result of $4.2 million of higher performance-based compensation expenses as compared to the prior year.

Interest expense increased by $0.4 million to $0.7 million for the six months ended June 30, 2021 compared to $0.3 million for the six months ended June 30, 2020. The increase in expense was primarily the result of $32.3 million in the outstanding balance on the Company's revolving credit facility as of June 30, 2021. No amounts were outstanding under our revolving credit facility during the six months ended June 30, 2020.

The Company recorded other income of $4.4 million for the six months ended June 30, 2021 compared to the $1.4 million recorded for the six months ended June 30, 2020. The $3.0 million increase from the prior year was largely the result of a $4.7 million gain recognized on the sale of securities received from the sellers of Thermo to settle indemnification claims, partially offset by the prior year period $1.9 million pre-tax gain on the sale of the Company's self-guided apartment tour application business within the Residential segment.

We recognized a provision for income taxes of $11.0 million and $10.3 million, with effective tax rates of 23.0% for both the six months ended June 30, 2021, and 2020, respectively. The effective tax rates for the six months ended June 30, 2021 and 2020, respectively, were greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Outlook

The Company expects that the current business environment, which has been dynamic since the beginning of the year, to remain so throughout the second half of 2021, and will continue to manage inflation, minimize supply chain disruptions, operate in a tight labor market, and continue with its COVID operating protocols. The Company is currently positioned well with solid end market demand, record order backlog, a very healthy balance sheet, and strong focus on daily execution, acquisition integrations, and strengthening its organization and operating systems.

As such, the Company is maintaining its full year guidance of revenues based on its performance to date in 2021, which is consistent with its historical patterns, and outlook and initiatives for improving profitability across each business Consolidated revenue is expected to range between $1.30 billion and $1.35 billion, up from $1.03 billion in 2020 and GAAP EPS from continuing operations between $2.78 and $2.95, compared with $2.53 in 2020.

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

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$16,963	$32,054
Availability on revolving credit facility	360,179	309,175
	$377,142	$341,229

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

Our Senior Credit Agreement provides us with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2021, our foreign subsidiaries held $14.9 million of cash in U.S. dollars.

During 2020, we opted to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), which allowed us to retain $4.4 million in cash during 2020 that would have otherwise been remitted to the federal government. The deferred tax payments will be repaid equally on December 31, 2021 and 2022.

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

Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2021	2020
Cash provided by (used in):
Operating activities of continuing operations	$12,777	$(10,967)
Investing activities of continuing operations	30,515	(57,800)
Financing activities of continuing operations	(56,292)	(4,384)
Discontinued operations	(2,178)	2,659
Effect of foreign exchange rate changes	87	(12)
Net decrease in cash and cash equivalents	$(15,091)	$(70,504)

Operating Activities

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2021 of $12.8 million consisted of income from continuing operations of $36.9 million and non-cash net charges totaling $22.4 million, which include depreciation, amortization, stock compensation, exit activity costs and other non-cash charges, offset by a $46.5 million investment in working capital and other net assets. The investment in net working capital and other net assets was largely driven by an increase in inventory due to rising material costs and accounts receivable due to seasonal increases in demand, offset by an increase in accounts payable as the result of seasonal increases in manufacturing activity.

Net cash used in operating activities of continuing operations for the six months ended June 30, 2020 of $11.0 million consisted of net income of $34.4 million and non-cash net charges totaling $12.8 million, which include depreciation, amortization, stock compensation, and other non-cash charges, more than offset by a $58.1 million investment in working capital and other net assets. The working capital investment was largely comprised of $42.4 million related to our acquisition of Thermo, which was undercapitalized at time of purchase in the first quarter of 2020.

Investing Activities

Net cash provided by investing activities of continuing operations for the six months ended June 30, 2021 of $30.5 million was primarily due to $40.0 million in net proceeds received from the sale of the Company's Industrial business, offset by capital expenditures of $9.5 million.

Net cash used in investing activities of continuing operations for the six months ended June 30, 2020 of $57.8 million primarily consisted of net cash paid for the acquisitions of Delta Separations of $47.1 million and Thermo of $7.3 million and capital expenditures of $4.2 million, offset by $0.8 million in proceeds from the sale of a business within the Residential Products segment and the sale of property and equipment.

Financing Activities

Net cash used in financing activities of continuing operations for the six months ended June 30, 2021 of $56.3 million was primarily the result of $83.6 million in payments on long-term debt and $4.8 million of purchases of treasury stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans, offset by $31.2 million in proceeds from borrowing on our long-term credit facility and $0.9 million from the issuance of common stock from stock option exercises during the period.

Net cash used in financing activities of continuing operations for the six months ended June 30, 2020 of $4.4 million was primarily the result of purchases of treasury stock related to the net settlement of tax obligations for participants in the Company's equity incentive plans.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits

3.1	Certificate of Incorporation of Gibraltar Industries, Inc., as amended by: (i) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed October 27, 2004, (ii) Certificate of Change of Registered Agent and Registered Office of Gibraltar Industries, Inc. filed May 11, 2005, (iii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 22, 2012, (iv) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 11, 2015, and (v) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 5, 2021
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRA	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Submitted electronically with this Quarterly Report on Form 10-Q.

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
Date: August 3, 2021