Form 10-Q
period 2021-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2021-10-27
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-22462

GIBRALTAR INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware				16-1445150
(State of incorporation )				(I.R.S. Employer Identification No.)

3556 Lake Shore Road	P.O. Box 2028	Buffalo	New York	14219-0228
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (716) 826-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ROCK	NASDAQ Stock Market
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

As of October 26, 2021, the number of common shares outstanding was: 32,680,312.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales	$369,353	$296,792	$1,005,334	$767,377
Cost of sales	286,101	218,297	781,133	573,460
Gross profit	83,252	78,495	224,201	193,917
Selling, general, and administrative expense	45,274	37,552	141,999	109,449
Income from operations	37,978	40,943	82,202	84,468
Interest expense	491	217	1,180	483
Other expense (income)	72	(48)	(4,279)	(1,422)
Income before taxes	37,415	40,774	85,301	85,407
Provision for income taxes	9,561	9,440	20,578	19,714
Income from continuing operations	27,854	31,334	64,723	65,693
Discontinued operations:
(Loss) Income before taxes	(201)	2,814	1,867	9,390
Provision for income taxes	97	388	323	1,972
(Loss) Income from discontinued operations	(298)	2,426	1,544	7,418
Net income	$27,556	$33,760	$66,267	$73,111
Net earnings per share – Basic:
Income from continuing operations	$0.85	$0.96	$1.97	$2.01
(Loss) Income from discontinued operations	(0.01)	0.07	0.05	0.23
Net income	$0.84	$1.03	$2.02	$2.24
Weighted average shares outstanding -- Basic	32,802	32,635	32,791	32,606
Net earnings per share – Diluted:
Income from continuing operations	$0.84	$0.95	$1.96	$2.00
(Loss) Income from discontinued operations	(0.01)	0.07	0.05	0.22
Net income	$0.83	$1.02	$2.01	$2.22
Weighted average shares outstanding -- Diluted	33,050	32,969	33,055	32,902
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$27,556	$33,760	$66,267	$73,111
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,057)	2,200	2,902	(883)
Minimum post retirement benefit plan adjustments	27	18	81	54
Other comprehensive (loss) income	(1,030)	2,218	2,983	(829)
Total comprehensive income	$26,526	$35,978	$69,250	$72,282
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,934	$32,054
Accounts receivable, net of allowance of $5,799 and $3,529, respectively	260,624	197,990
Inventories, net	156,494	98,307
Prepaid expenses and other current assets	20,592	19,671
Assets of discontinued operations	—	77,438
Total current assets	451,644	425,460
Property, plant, and equipment, net	96,263	89,562
Operating lease assets	19,858	25,229
Goodwill	508,660	514,279
Acquired intangibles	154,655	156,365
Other assets	1,135	1,599
	$1,232,215	$1,212,494
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$165,940	$134,738
Accrued expenses	71,663	83,505
Billings in excess of cost	42,133	34,702
Liabilities of discontinued operations	—	49,295
Total current liabilities	279,736	302,240
Long-term debt	59,695	85,636
Deferred income taxes	37,000	39,057
Non-current operating lease liabilities	12,837	17,730
Other non-current liabilities	28,263	24,026
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; 100,000 shares and 50,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 33,782 shares and 33,568 shares issued and outstanding in 2021 and 2020	338	336
Additional paid-in capital	312,658	304,870
Retained earnings	536,210	469,943
Accumulated other comprehensive income (loss)	522	(2,461)
Cost of 1,102 and 1,028 common shares held in treasury in 2021 and 2020	(35,044)	(28,883)
Total stockholders’ equity	814,684	743,805
	$1,232,215	$1,212,494
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$66,267	$73,111
Income from discontinued operations	1,544	7,418
Income from continuing operations	64,723	65,693
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,958	15,749
Stock compensation expense	6,769	6,151
Gain on sale of business	—	(1,881)
Exit activity costs, non-cash	1,193	505
(Benefit of) provision for deferred income taxes	(689)	680
Other, net	1,274	763
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(65,297)	(40,883)
Inventories	(65,906)	2,007
Other current assets and other assets	(316)	6,055
Accounts payable	32,029	12,856
Accrued expenses and other non-current liabilities	(12,261)	(22,379)
Net cash (used in) provided by operating activities of continuing operations	(14,523)	45,316
Net cash (used in) provided by operating activities of discontinued operations	(2,002)	10,878
Net cash (used in) provided by operating activities	(16,525)	56,194
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(13,312)	(7,893)
Acquisitions, net of cash acquired	4,143	(54,385)
Net proceeds from sale of business	38,062	723
Net proceeds from sale of property and equipment	61	1,355
Net cash provided by (used in) investing activities of continuing operations	28,954	(60,200)
Net cash used in investing activities of discontinued operations	(176)	(952)
Net cash provided by (used in) investing activities	28,778	(61,152)
Cash Flows from Financing Activities
Proceeds from long-term debt	58,500	—
Long-term debt payments	(83,636)	—
Purchase of common stock at market prices	(6,161)	(6,408)
Net proceeds from issuance of common stock	1,021	377
Net cash used in financing activities	(30,276)	(6,031)
Effect of exchange rate changes on cash	(97)	(558)
Net decrease in cash and cash equivalents	(18,120)	(11,547)
Cash and cash equivalents at beginning of year	32,054	191,363
Cash and cash equivalents at end of period	$13,934	$179,816
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	33,568	$336	$304,870	$469,943	$(2,461)	1,028	$(28,883)	$743,805
Net income	—	—	—	12,762	—	—	—	12,762
Foreign currency translation adjustment	—	—	—	—	3,198	—	—	3,198
Minimum post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	27	—	—	27
Stock compensation expense	—	—	2,368	—	—	—	—	2,368
Stock options exercised	25	—	910	—	—	—	—	910
Net settlement of restricted stock units	118	1	(1)	—	—	54	(4,662)	(4,662)
Balance at March 31, 2021	33,711	$337	$308,147	$482,705	$764	1,082	$(33,545)	$758,408
Net income	—	—	—	25,949	—	—	—	25,949
Foreign currency translation adjustment	—	—	—	—	761	—	—	761
Minimum post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	27	—	—	27
Stock compensation expense	—	—	2,567	—	—	—	—	2,567
Stock options exercised	1	—	14	—	—	—	—	14
Awards of common shares	3	—	—	—	—	—	—	—
Net settlement of restricted stock units	3	—	—	—	—	1	(118)	(118)
Balance at June 30, 2021	33,718	$337	$310,728	$508,654	$1,552	1,083	$(33,663)	$787,608
Net income	—	—	—	27,556	—	—	—	27,556
Foreign currency translation adjustment	—	—	—	—	(1,057)	—	—	(1,057)
Minimum post retirement benefit plan adjustments, net of taxes of $9	—	—	—	—	27	—	—	27
Stock compensation expense	—	—	1,834	—	—	—	—	1,834
Stock options exercised	10	—	97	—	—	—	—	97
Net settlement of restricted stock units	54	1	(1)	—	—	19	(1,381)	(1,381)
Balance at September 30, 2021	33,782	$338	$312,658	$536,210	$522	1,102	$(35,044)	$814,684

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

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)    CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Gibraltar Industries, Inc. (the "Company") have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal; for this and other reasons, such as the impact of the COVID-19 pandemic, financial results for any interim period are not necessarily indicative of the results expected for any subsequent interim period or for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020.

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2019-12 Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistent application by clarifying and amending existing guidance. The amendments of this standard are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.	The standard is effective for the Company as of January 1, 2021. The Company adopted the amendments in this update and the adoption did not have a material impact to the Company’s financial statements.

Date of adoption: Q1 2021

(3)    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Trade accounts receivable	$213,133	$174,604
Costs in excess of billings	53,290	26,915
Total accounts receivables	266,423	201,519
Less allowance for doubtful accounts and contract assets	(5,799)	(3,529)
Accounts receivable, net	$260,624	$197,990

Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.

The following table provides a roll-forward of the allowance for credit losses, for the nine month period ended September 30, 2021, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Beginning balance as of January 1, 2021	$3,529
Bad debt expense, net of recoveries	1,972
Accounts written off against allowance and other adjustments	298
Ending balance as of September 30, 2021	$5,799

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

As of September 30, 2021, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

Contract assets consist of costs in excess of billings presented within accounts receivable in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of cost, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of September 30, 2021 and December 31, 2020 was $3.2 million and $21.3 million, respectively. Revenue recognized during the nine months ended September 30, 2021 and 2020 that was in contract liabilities at the beginning of the respective periods was $52.6 million and $56.5 million, respectively.

(5)    INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw material	$119,966	$66,018
Work-in-process	7,420	5,382
Finished goods	34,434	31,205
Gross inventory	$161,820	$102,605
Less reserves	(5,326)	(4,298)
Total inventories, net	$156,494	$98,307

(6)    ACQUISITIONS

2020 Acquisitions

During the year ended December 31, 2020, the Company acquired five businesses in separate transactions, described further below, two of which are included within our Renewables segment, two in our Agtech segment, and one in our Residential segment. The purchase consideration for each acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values.

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

The purchase price for the TerraSmart acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has commenced the process to confirm the existence, condition and completeness of the assets acquired and liabilities assumed to establish fair values of such acquired assets and assumed liabilities and to determine the amount of goodwill to be recognized as of the date of acquisition. We continue to gather information supporting the acquired assets and assumed liabilities. Accordingly, all amounts recorded are provisional. These provisional amounts are subject to change if new information is obtained concerning facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of acquisition. The final values may also result in changes to depreciation and amortization expense related to certain assets such as property, plant and equipment and acquired intangible assets. The preliminary excess consideration (purchase consideration over the aggregate value of the assets acquired net of liabilities assumed) was recorded as goodwill and approximated $139.1 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the domestic solar energy market. The final purchase price allocation will be completed no later than December 31, 2021.

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

On December 11, 2020, the Company purchased all the outstanding stock of Sunfig Corporation ("Sunfig"), a provider of software solutions that optimize solar energy investments through upstream design, performance and financial modeling, for a purchase consideration of $3.8 million, which includes a working capital adjustment and certain other adjustments provided for in the stock purchase agreement. The results of Sunfig have been included in the Company's consolidated financial results since the date of acquisition within the Company's Renewables segment. The excess consideration was recorded as goodwill and approximated $3.5 million, all of which is deductible for tax purposes.

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

The allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed in the acquisitions of Sunfig, Architectural Mailboxes, Delta Separations and Thermo is as follows as of the respective date of the acquisition (in thousands):

Cash	$200
Working capital	(14,959)
Property, plant and equipment	1,740
Acquired intangible assets	38,066
Other current assets	1,528
Other assets	2,381
Other liabilities	(5,576)
Goodwill	61,722
Fair value of purchase consideration	$85,102

Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the respective markets.

The intangible assets acquired in the acquisitions of Sunfig, Architectural Mailboxes, Delta Separations and Thermo consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$8,100	Indefinite
Trademarks	1,177	3 years
Technology	8,345	5 - 15 years
Customer relationships	18,480	11 - 13 years
Non-compete agreements	1,036	5 years
Backlog	928	Less than 1 year
Total	$38,066

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

The acquisition-related costs consisted of the following for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$—	$—	$—	$634
Selling, general and administrative costs	53	16	946	1,564
Total acquisition-related costs	$53	$16	$946	$2,198

(7)    GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2020	$192,527	$205,452	$84,622	$31,678	$514,279
Adjustments to prior year acquisitions	(4,323)	—	—	—	(4,323)
Foreign currency translation	(990)	—	(306)	—	(1,296)
Balance at September 30, 2021	$187,214	$205,452	$84,316	$31,678	$508,660

The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$61,000	$—	$56,570	$—
Finite-lived intangible assets:
Trademarks	5,520	3,878	5,818	3,385
Unpatented technology	38,442	19,891	38,752	17,765
Customer relationships	108,937	37,815	98,500	31,580
Non-compete agreements	2,685	1,913	4,885	1,747
Backlog	7,200	5,632	7,228	911
	162,784	69,129	155,183	55,388
Total acquired intangible assets	$223,784	$69,129	$211,753	$55,388

The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$4,646	$2,946	$14,125	$6,948
Amortization expense related to acquired intangible assets for the remainder of fiscal 2021 and the next five years thereafter is estimated as follows (in thousands):

	2021	2022	2023	2024	2025	2026
Amortization expense	$4,690	$12,132	$11,200	$11,020	$10,785	$9,210

(8)    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Revolving credit facility	$60,500	$85,000
Other debt	—	636
Less unamortized debt issuance costs	(805)	—
Total debt	$59,695	$85,636

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of September 30, 2021, the Company was in compliance with all three covenants.

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

Standby letters of credit of $6.6 million have been issued under the Senior Credit Agreement on behalf of the Company as of September 30, 2021. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $332.9 million and $309.2 million of availability under the revolving credit facility at September 30, 2021 and December 31, 2020, respectively.

(9)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, (in thousands):

	Foreign Currency Translation Adjustment	Minimum post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(872)	$(2,426)	$(3,298)	$(837)	$(2,461)
Minimum post retirement health care plan adjustments	—	37	37	10	27
Foreign currency translation adjustment	3,198	—	3,198	—	3,198
Balance at March 31, 2021	$2,326	$(2,389)	$(63)	$(827)	$764
Minimum post retirement health care plan adjustments	—	37	37	10	27
Foreign currency translation adjustment	761	—	761	—	761
Balance at June 30, 2021	$3,087	$(2,352)	$735	$(817)	$1,552
Minimum post retirement health care plan adjustments	—	36	36	9	27
Foreign currency translation adjustment	(1,057)	—	(1,057)	—	(1,057)
Balance at September 30, 2021	$2,030	$(2,316)	$(286)	$(808)	$522

	Foreign Currency Translation Adjustment	Minimum post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(4,173)	$(1,939)	$(6,112)	$(721)	$(5,391)
Minimum post retirement health care plan adjustments	—	25	25	7	18
Foreign currency translation adjustment	(5,898)	—	(5,898)	—	(5,898)
Balance at March 31, 2020	$(10,071)	$(1,914)	$(11,985)	$(714)	$(11,271)
Minimum post retirement health care plan adjustments	—	24	24	6	$18
Foreign currency translation adjustment	2,815	—	2,815	—	2,815
Balance at June 30, 2020	$(7,256)	$(1,890)	$(9,146)	$(708)	$(8,438)
Minimum post retirement health care plan adjustments	—	25	25	7	18
Foreign currency translation adjustment	2,200	—	2,200	—	2,200
Balance at September 30, 2020	$(5,056)	$(1,865)	$(6,921)	$(701)	$(6,220)

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

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the nine months ended September 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2021		2020
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units (1)	62,778	$87.84	129,513	$53.30
Restricted stock units	62,873	$80.43	74,247	$56.24
Deferred stock units	7,536	$83.58	12,402	$45.98
Common shares	2,512	$83.58	4,134	$45.98
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
(2) PSUs granted in 2020 include 76,792 PSUs that will be converted to shares and issued to recipients in the first quarter of 2023 at 109.5% of the target amount granted, based on the Company’s actual ROIC compared to ROIC target for the performance period ended December 31, 2020.
Equity Based Awards - Settled in Cash

The Company's equity-based liability is comprised of awards under a management stock purchase plan. As of September 30, 2021, the Company's total share-based liabilities recorded on the consolidated balance sheet were $23.9 million, of which $20.7 million was included in non-current liabilities. The share-based liabilities as of December 31, 2020 were $18.2 million, of which $14.7 million was included in non-current liabilities.

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

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the nine months ended September 30,:

	2021	2020
Restricted stock units credited	28,230	54,974
Share-based liabilities paid (in thousands)	$4,022	$4,433

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

Components of income from discontinued operations before taxes, including the interest allocated to discontinued operations, for the three and nine months ended September 30 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$—	$32,873	$20,391	$97,541
Operating expenses	—	30,028	17,493	88,080
Adjustment to loss on disposal	201	—	1,031	—
Interest expense allocation	—	31	—	71
(Loss) Income from discontinued operations before taxes	$(201)	$2,814	$1,867	$9,390

On June 30, 2020, the Company sold its self-guided apartment tour application business to a third party from its Residential segment. The $2.0 million net proceeds from the sale resulted in pre-tax net gain of $1.9 million and has been presented within other (income) expense in the consolidated statements of income. This divestiture did not meet the criteria to be reported as discontinued operations nor will it have a major effect on the Company's operations.

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

Exit activity costs were incurred during the nine months ended September 30, 2021 and 2020 which related to moving and closing costs, severance, and contract terminations, along with asset impairment charges related to the write-down of inventory and impairment of machinery and equipment associated with discontinued product lines, as a result of process simplification initiatives. In conjunction with these initiatives, the Company closed two facilities during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company closed one facility and, separately, sold a facility closed in 2017, as a result of these initiatives.

The following tables set forth the exit activity costs and asset impairment charges incurred by segment during the three and nine months ended September 30, related to the restructuring activities described above (in thousands):

	Three months ended September 30,
	2021			2020
	Exit activity costs	Asset impairment charges	Total	Exit activity (recoveries) costs, net	Asset impairment charges	Total
Renewables	$131	$—	$131	$(3)	$—	$(3)
Residential	83	—	83	165	21	186
Agtech	293	—	293	175	—	175
Infrastructure	—	—	—	—	—	—
Corporate	37	—	37	17	—	17
Total exit activity costs & asset impairments	$544	$—	$544	$354	$21	$375

	Nine months ended September 30,
	2021			2020
	Exit activity costs	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total
Renewables	$4,695	$1,193	$5,888	$15	$—	$15
Residential	177	—	177	649	21	670
Agtech	1,784	—	1,784	491	72	563
Infrastructure	—	—	—	—	—	—
Corporate	96	—	96	116	—	116
Total exit activity costs & asset impairments	$6,752	$1,193	$7,945	$1,271	$93	$1,364

The following table provides a summary of where the exit activity costs and asset impairment charges were recorded in the consolidated statements of income for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$194	$222	$5,959	$763
Selling, general, and administrative expense	350	153	1,986	601
Total exit activity and asset impairment charges	$544	$375	$7,945	$1,364

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2021	2020
Balance at January 1	$1,030	$2,083
Exit activity costs recognized	6,752	1,271
Cash payments	(5,970)	(2,708)
Balance at September 30	$1,812	$646

(13)    INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and nine months ended September 30, and the applicable effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision for income taxes	$9,561	$9,440	$20,578	$19,714
Effective tax rate	25.6%	23.2%	24.1%	23.1%
The effective tax rate for the three and nine months ended September 30, 2021 and 2020, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

(14)    EARNINGS PER SHARE

Earnings per share and the weighted average shares outstanding used in the calculating basic and diluted earnings per share are as follows for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations	$27,854	$31,334	$64,723	$65,693
(Loss) Income from discontinued operations	(298)	2,426	1,544	7,418
Net income available to common stockholders	$27,556	$33,760	$66,267	$73,111
Denominator for basic earnings per share:
Weighted average shares outstanding	32,802	32,635	32,791	32,606
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,802	32,635	32,791	32,606
Common stock options and stock units	248	334	264	296
Weighted average shares and conversions	33,050	32,969	33,055	32,902

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards. There were 30,000 and 9,000 shares issuable pursuant to equity based incentive compensation awards excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive for the three months ended September 30, 2021 and 2020, respectively. There were no shares issuable pursuant to equity based incentive compensation awards excluded from the diluted earnings calculation for the nine months ended September 30, 2021 and 24,000 for the nine months ended September 30, 2020.

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

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Renewables	$130,162	$70,246	$323,425	$173,459
Residential	171,545	151,718	475,971	394,609
Agtech	48,975	58,012	149,410	149,555
Infrastructure	18,671	16,816	56,528	49,754
Total net sales	$369,353	$296,792	$1,005,334	$767,377

Income from operations:
Renewables	$12,206	$9,070	$21,195	$21,851
Residential	29,482	32,454	79,571	74,143
Agtech	2,227	5,125	4,133	7,231
Infrastructure	1,640	2,283	7,863	6,660
Unallocated Corporate Expenses	(7,577)	(7,989)	(30,560)	(25,417)
Total income from operations	$37,978	$40,943	$82,202	$84,468

	September 30, 2021	December 31, 2020
Total assets:
Renewables	$450,702	$402,796
Residential	458,744	407,132
Agtech	211,542	216,275
Infrastructure	84,130	80,796
Unallocated corporate assets	27,097	28,057
Assets of discontinued operations	—	77,438
	$1,232,215	$1,212,494

The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$8,835	$170,280	$4,010	$8,194	$191,319
Over Time	121,327	1,265	44,965	10,477	178,034
Total net sales	$130,162	$171,545	$48,975	$18,671	$369,353

	Three Months Ended September 30, 2020
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$7,038	$150,608	$14,206	$6,378	$178,230
Over Time	63,208	1,110	43,806	10,438	118,562
Total net sales	$70,246	$151,718	$58,012	$16,816	$296,792

	Nine Months Ended September 30, 2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$21,855	$472,277	$16,541	$25,301	$535,974
Over Time	301,570	3,694	132,869	31,227	469,360
Total net sales	$323,425	$475,971	$149,410	$56,528	$1,005,334

	Nine Months Ended September 30, 2020
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$16,246	$391,227	$40,390	$18,384	$466,247
Over Time	157,213	3,382	109,165	31,370	301,130
Total net sales	$173,459	$394,609	$149,555	$49,754	$767,377

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “anticipates,” "aspires," “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the industries in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” disclosed in our Annual Report on Form 10-K along with Item 1A of this Quarterly Report on Form 10-Q. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition, liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

The Company operates and reports its results in the following four reporting segments:
•Renewables;
•Residential;
•Agtech; and
•Infrastructure.

The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of food and plants, and contractors. As part of our continuing operations at September 30, 2021, we operated 36 facilities, comprised of 26 manufacturing facilities, one distribution center, and nine offices, which are located in 16 states, Canada, China, and Japan. Our operational infrastructure provides the necessary scale to support regional and national customers in each of our markets.

COVID-19 Update

Our top priority continues to be focused on our organization - keeping our team and their families as safe as possible, maintaining our supply chain and providing a high level of responsiveness to customer needs. We continue to proactively execute our pandemic “playbook” in 2021 and make adjustments to our operating protocols as we navigate forward.

Throughout 2021, COVID-19, as well as broader market dynamics this year, have resulted in impacts to our company, including increased material cost inflation, labor availability issues and logistics costs increases. We have also been impacted from supply constraints for materials and commodities used in our operations. In certain instances these constraints have resulted in project delays, cost inflation and logistics delays. We are partnering with our customers to better align pricing in this dynamic environment. We are also working with our suppliers to understand the existing and potential future impacts to our supply chain and are taking actions in an effort to mitigate such impacts, however, we expect these supply chain and labor availability pressures along with the impact of material cost, labor and logistics inflation will continue into the fourth quarter of 2021. Refer to the Company's Outlook section in this management discussion and analysis for consideration relative to future periods.

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

We believe the key elements of our strategy have, and will continue to, enable us to respond timely to changes in the end markets we serve, including evolving changes due to COVID-19. We have and expect to continue to examine the need for restructuring of our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in inventory, and managing our business to generate incremental cash. We believe our enhanced strategy has enabled us to better react to volatility in commodity and other input costs and fluctuations in customer demand, along with helping to improve margins. We have used the improved cash flows generated by these initiatives to pay down debt, improve our liquidity position, and invest in growth initiatives. Overall, we continue to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher stockholder returns.

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

Note 1: Except for TerraSmart, which was financed through a combination of cash on hand and borrowings under the Company's revolving credit facility, all of the above 2020 acquisitions were funded from cash on hand. The purchase price for the acquisition of TerraSmart represents the preliminary allocation to the assets acquired and liabilities assumed. The purchase price shown above for Sunfig, Architectural Mailboxes, Delta Separations and Thermo represents the final purchase price in each transaction.

Results of Operations
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended September 30 (in thousands):

	2021		2020
Net sales	$369,353	100.0%	$296,792	100.0%
Cost of sales	286,101	77.5%	218,297	73.6%
Gross profit	83,252	22.5%	78,495	26.4%
Selling, general, and administrative expense	45,274	12.2%	37,552	12.6%
Income from operations	37,978	10.3%	40,943	13.8%
Interest expense	491	0.2%	217	0.1%
Other expense (income)	72	0.0%	(48)	0.0%
Income before taxes	37,415	10.1%	40,774	13.7%
Provision for income taxes	9,561	2.6%	9,440	3.1%
Income from continuing operations	27,854	7.5%	31,334	10.6%
(Loss) income from discontinued operations	(298)	0.0%	2,426	0.8%
Net income	$27,556	7.5%	$33,760	11.4%

The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

				Change due to
	2021	2020	Total Change	Acquisitions	Operations
Net sales:
Renewables	$130,162	$70,246	$59,916	$54,553	$5,363
Residential	171,545	151,718	19,827	6,604	13,223
Agtech	48,975	58,012	(9,037)	—	(9,037)
Infrastructure	18,671	16,816	1,855	—	1,855
Consolidated	$369,353	$296,792	$72,561	$61,157	$11,404

Consolidated net sales increased by $72.6 million, or 24.5%, to $369.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The 24.5% increase in revenue was driven by the Renewables and Residential segments. Sales generated from our prior year acquisitions of TerraSmart and Architectural Mailboxes contributed 20.6%, or $61.2 million to the growth from the prior year quarter. The $11.4 million, or 3.9% increase in organic growth during the current year quarter was driven by increases in pricing to customers, along with strong end market demand and participation gains primarily in our Residential segment. Consolidated backlog increased 32% to $385 million up from $291 million at the end of the prior year quarter, or on a proforma basis, which includes the impact of prior year acquisitions, increased by 10%.
Net sales in our Renewables segment increased $59.9 million, or 85.5%, to $130.2 million for the three months ended September 30, 2021 compared to $70.2 million for the three months ended September 30, 2020. Sales generated from the prior year acquisition of TerraSmart of $54.6 million primarily contributed to the increase in the current year quarter. Organic revenue increased 7.7% during the quarter led by continued demand across our broad offering of fixed tilt, tracker, canopy and electrical balance-of-system product solutions serving the community and commercial and industrial market segments. This growth was partially offset by headwinds impacting the solar industry including regulatory changes resulting in supply chain challenges with solar panels, inflation, and project timing delays. Backlog improved 80% year over year, or 15% on a proforma basis for this segment.

Net sales in our Residential segment increased 13.1%, or $19.8 million, to $171.5 million for the three months ended September 30, 2021 compared to $151.7 million for the three months ended September 30, 2020. The increase from the prior year quarter was driven by additional price actions, recent weather-related repair demand, and participation gains that offset challenges from supply chain dynamics related to material, labor and logistics availability. Sales from the prior year acquisition of Architectural Mailboxes also contributed $6.6 million to the increase in the current year quarter.

Net sales in our Agtech segment decreased 15.5%, or $9.0 million, to $49.0 million for the three months ended September 30, 2021 compared to $58.0 million for the three months ended September 30, 2020. The revenue decrease was a result of projects delays in our produce and cannabis businesses due to supply chain disruptions along with state licensing and permit delays. Despite these headwinds, the commercial greenhouse business remained steady. While backlog experienced a slight decrease of 4% year over year, due to the impact of the aforementioned headwinds, the pipeline of expected new orders remains strong and is expected to support momentum into the fourth quarter and 2022.

Net sales in our Infrastructure segment increased 11.3%, or $1.9 million, to $18.7 million for the three months ended September 30, 2021 compared to $16.8 million for the three months ended September 30, 2020. During the current quarter, demand for fabricated and non-fabricated products from this segment increased as state project funding improved driven by overall economic recovery despite raw material supply constraints caused by weather related damage to the industry’s key suppliers. Backlog increased by 29% compared to the prior year quarter.

Our consolidated gross margin decreased to 22.5% for the three months ended September 30, 2021 compared to 26.4% for the three months ended September 30, 2020. The decrease was the result of lower gross margins generated from our recent acquisitions as we continue to integrate them operationally and includes the impact of backlog amortization and integration costs. Timing and alignment of higher input costs to price increases, supply chain disruptions for materials, labor and transportation, and shifts in project timing in the Agtech and Renewables segments also contributed to the decrease. Partially offsetting the decrease was improved operating execution compared to the prior year quarter.
Selling, general, and administrative ("SG&A") expenses increased by $7.7 million, or 20.6%, to $45.3 million for the three months ended September 30, 2021 from $37.6 million for the three months ended September 30, 2020. The $7.7 million increase was primarily due to $6.3 million of incremental SG&A expenses recorded quarter over quarter from our recent acquisitions and transaction costs to complete those acquisitions. We have also invested in the development of our organization and safety of our team through actions including but not limited to the expansion of headcount in key positions and the launch of other improvement initiatives. In addition, healthcare costs increased year over year as prior year spend was down due to COVID-related closures of medical facilities, while the current year quarter spend was impacted by deferred treatments due to those closures. Offsetting the above cost increases was $2.4 million of lower performance-based compensation expenses as compared to the prior year quarter Despite the above net increase, SG&A expenses as a percentage of net sales decreased to 12.2% for the three months ended September 30, 2021 compared to 12.6% for the three months ended September 30, 2020.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

	2021		2020		Total Change
Income from operations:
Renewables	$12,206	9.4%	$9,070	12.9%	$3,136
Residential	29,482	17.2%	32,454	21.4%	(2,972)
Agtech	2,227	4.5%	5,125	8.8%	(2,898)
Infrastructure	1,640	8.8%	2,283	13.6%	(643)
Unallocated Corporate Expenses	(7,577)	(2.1)%	(7,989)	(2.7)%	412
Consolidated income from operations	$37,978	10.3%	$40,943	13.8%	$(2,965)
The Renewables segment generated an operating margin of 9.4% in the current year quarter compared to 12.9% in the prior year quarter. The decrease in operating margin was partly due to the expected lower margins generated by our recent acquisitions, the result of backlog amortization and integration costs, as we continue to integrate these businesses operationally. Additionally contributing to the decrease, was the impact of project timing associated with supply chain challenges. Partially offsetting the lower margin was improved margin in our legacy business which continues to benefit from 80/20 productivity initiatives.
The Residential segment generated an operating margin of 17.2% in the current year quarter compared to 21.4% in the prior year quarter. The decrease in operating margin was the result of accelerated inflation, material and labor availability and the timing and alignment of price actions and input costs. While multiple price increases have been implemented, historically, operating margin alignment lags and recovers when price inflation moderates. Partially offsetting the lower margin are continued benefits from 80/20 simplification initiatives.
Our Agtech segment generated an operating margin of 4.5% in the current year quarter compared to 8.8% in the prior year quarter. Operating margin decreased primarily due to higher input costs, supply chain and logistical challenges incurred in the current year quarter, along with the impact of delays in project schedules. Partially offsetting this decrease were lower restructuring and acquisition costs incurred as compared to the prior year quarter.
Our Infrastructure segment generated an operating margin of 8.8% during the three months ended September 30, 2021 compared to 13.6% during the three months ended September 30, 2020. The decrease was due to an unfavorable product margin mix resulting from decreased non-fabricated product volumes, along with supply chain challenges, production inefficiencies and an unfavorable alignment of material costs to customer selling prices.

Unallocated corporate expenses decreased $0.4 million from $8.0 million during the three months ended September 30, 2020 to $7.6 million during the three months ended September 30, 2021. The decrease in expense was primarily the result of $2.2 million of lower performance-based compensation expenses as compared to the prior year quarter, partially offset by healthcare costs which increased year over year as prior year spend was down due to COVID-related closures of medical facilities, while the current year spend was impacted by deferred treatments due to those closures.

Interest expense was $0.5 million for the three months ended September 30, 2021 and $0.2 million for the three months ended September 30, 2020, respectively. Expense in the current year quarter was the result of $59.7 million in the outstanding balance on the Company's revolving credit facility as of September 30, 2021. No amounts were outstanding under our revolving credit facility during the three months ended September 30, 2020.

We recognized a provision for income taxes of $9.6 million and $9.4 million, with effective tax rates of 25.6% and 23.2% for the three months ended September 30, 2021, and 2020, respectively. The effective tax rates for the three months ended September 30, 2021 and 2020, respectively, were greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
The following table sets forth selected results of operations data and its percentage of net sales for the nine months ended September 30 (in thousands):

	2021		2020
Net sales	$1,005,334	100.0%	$767,377	100.0%
Cost of sales	781,133	77.7%	573,460	74.7%
Gross profit	224,201	22.3%	193,917	25.3%
Selling, general, and administrative expense	141,999	14.1%	109,449	14.3%
Income from operations	82,202	8.2%	84,468	11.0%
Interest expense	1,180	0.1%	483	0.1%
Other income	(4,279)	(0.4)%	(1,422)	(0.2)%
Income before taxes	85,301	8.5%	85,407	11.1%
Provision for income taxes	20,578	2.1%	19,714	2.5%
Income from continuing operations	64,723	6.4%	65,693	8.6%
Income from discontinued operations	1,544	0.2%	7,418	0.9%
Net income	$66,267	6.6%	$73,111	9.5%

The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30, (in thousands):

				Change due to
	2021	2020	Total Change	Acquisitions	Operations
Net sales:
Renewables	$323,425	$173,459	$149,966	$141,634	$8,332
Residential	475,971	394,609	81,362	23,043	58,319
Agtech	149,410	149,555	(145)	4,600	(4,745)
Infrastructure	56,528	49,754	6,774	—	6,774
Consolidated	$1,005,334	$767,377	$237,957	$169,277	$68,680

Consolidated net sales increased by $238.0 million, or 31.0%, to $1.0 billion for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The 31.0% increase in revenue was driven by the Renewables and Residential segments. Sales generated from our prior year acquisitions of TerraSmart, Thermo, Delta Separations and Architectural Mailboxes contributed 22.1%, or $169.3 million to the growth from the prior year. The $68.7 million, or 8.9% increase, in organic growth during the current year was the result of both increases in pricing to customers and an increase in volume, the result of strong end market demand and participation gains primarily in our Residential segment. Consolidated backlog increased 32% to $385 million up from $291 million at the end of the prior year period, or 10% on a proforma basis.

Net sales in our Renewables segment increased $150.0 million, or 86.4%, to $323.4 million for the nine months ended September 30, 2021 compared to $173.5 million for the nine months ended September 30, 2020. Sales generated from the prior year acquisition of TerraSmart of $141.6 million primarily contributed to the increase in the current year period. Organic revenue increased 4.8% during the current year driven by strong demand across our broad offering of fixed tilt, tracker, canopy and electrical balance-of-system product solutions serving the community and commercial and industrial market segments. This growth was partially offset by projects impacted by headwinds impacting the solar industry including steel inflation, supply chain challenges with solar panels, as well as, a decline in demand due to the extension of the solar investment tax credit in late 2020. Backlog improved 80% year over year, or 15% on a proforma basis for this segment.
Net sales in our Residential segment increased 20.6%, or $81.4 million, to $476.0 million for the nine months ended September 30, 2021 compared to $394.6 million for the nine months ended September 30, 2020. The increase from the prior year was due to continued pricing actions resulting from inflation along with strong demand and participation gains across that offset challenges from supply chain dynamics. Sales from the prior year acquisition of Architectural Mailboxes also contributed $23.0 million to the increase in the current year.
Net sales in our Agtech segment decreased 0.1%, or $0.1 million, to $149.4 million for the nine months ended September 30, 2021 compared to $149.6 million for the nine months ended September 30, 2020. Sales generated from Thermo and Delta Separations acquired in the first quarter of 2020, contributed $4.6 million, were more than offset by a decline in organic revenue which decreased by $4.7 million. The decline was the result of projects delays in our commercial greenhouse and cannabis businesses due to supply chain disruptions along with state licensing and permit delays. While backlog experienced a slight and temporary decrease of 4% year over year, due to the impact of the aforementioned headwinds, the pipeline of expected new orders remains strong and is expected to support momentum into the fourth quarter and 2022.
Net sales in our Infrastructure segment increased 13.5%, or $6.8 million, to $56.5 million for the nine months ended September 30, 2021 compared to $49.8 million for the nine months ended September 30, 2020. During the current year, demand for fabricated and non-fabricated products from this segment increased as the economy strengthened and state project funding improved. Backlog remained strong increasing 29% compared to the prior year.
Our consolidated gross margin decreased to 22.3% for the nine months ended September 30, 2021 compared to 25.3% for the nine months ended September 30, 2020. This decrease was the result of costs incurred during the current year related to the planned discontinuation of our organic solar tracker solution as we migrate towards the solution offered by our recently acquired TerraSmart business. Additionally, lower gross margins generated from our recent acquisitions, which includes the impact of backlog amortization and integration costs, contributed to the decline as we continue to integrate them operationally along with timing and alignment of higher input costs to price increases, supply chain disruptions, and shifts in project timing in the Agtech and Renewables segments. Partially offsetting the decrease was improved operating execution compared to the prior year.
Selling, general, and administrative ("SG&A") expenses increased by $32.6 million, or 29.7%, to $142.0 million for the nine months ended September 30, 2021 from $109.4 million for the nine months ended September 30, 2020. The $32.6 million increase was primarily due to $19.2 million of incremental SG&A expenses recorded year over year from our recent acquisitions and transaction costs to complete those acquisitions, along with $2.3 million of higher performance-based compensation expenses as compared to the prior year. Additionally, we have invested in the development of our organization and safety of our team through actions including but not limited to the expansion of headcount in key positions and the launch of additional developmental improvement initiatives. Furthermore, healthcare costs increased year over year as prior year spend was down due to COVID-related closures of medical facilities, while the current year spend was impacted by deferred treatments due to those closures. Despite the above increases, SG&A expenses as a percentage of net sales modestly decreased to 14.1% for the nine months ended September 30, 2021 compared to 14.3% for the nine months ended September 30, 2020.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

	2021		2020		Total Change
Income from operations:
Renewables	$21,195	6.6%	$21,851	12.6%	$(656)
Residential	79,571	16.7%	74,143	18.8%	5,428
Agtech	4,133	2.8%	7,231	4.8%	(3,098)
Infrastructure	7,863	13.9%	6,660	13.4%	1,203
Unallocated Corporate Expenses	(30,560)	(3.0)%	(25,417)	(3.3)%	(5,143)
Consolidated income from operations	$82,202	8.2%	$84,468	11.0%	$(2,266)

The Renewables segment generated an operating margin of 6.6% in the current year period compared to 12.6% in the prior year period. The decrease in operating margin was the combined result of costs incurred during the current year related to the discontinuation of our organic solar tracker solution along with expected lower margins generated by our recent acquisitions, the result of backlog amortization and integration costs, as we continue to integrate them operationally. Additionally contributing to the decrease, was the impact of timing and alignment of price to input costs and project timing associated with supply chain challenges. Partially offsetting the lower margin is improvement resulting from 80/20 productivity initiatives.
The Residential segment generated an operating margin of 16.7% in the current year period compared to 18.8% in the prior year period. The decrease in operating margin was the result of accelerated inflation, material and labor availability and the timing and alignment of price actions and input costs. While multiple price increases have been implemented, historically, operating margin alignment lags and recovers within a one to two quarter period. Partially offsetting the lower margin is continued solid execution resulting from 80/20 productivity initiatives.
Our Agtech segment generated an operating margin of 2.8% during the nine months ended September 30, 2021 compared to 4.8% during the nine months ended September 30, 2020. The decrease in operating margin was the combined result of the impact of delays in project schedules, higher input costs, supply chain and logistics challenges incurred in the current year period. Partially offsetting the margin decline was lower restructuring and acquisition costs incurred as compared to the prior year period.
Our Infrastructure segment generated an operating margin of 13.9% during the nine months ended September 30, 2021 compared to 13.4% during the nine months ended September 30, 2020. The increase was driven by higher margin mix, and continued investment in 80/20 productivity initiatives, partially offset by unfavorable alignment of pricing to material costs.

Unallocated corporate expenses increased $5.1 million from $25.4 million during the nine months ended September 30, 2020 to $30.6 million during the nine months ended September 30, 2021. The increase in expense was primarily the result of $2.0 million of higher performance-based compensation expenses as compared to the prior year, along with an increase in healthcare costs as prior year spend was down due to COVID-related closures of medical facilities, while the current year spend was impacted by deferred treatments due to those closures.

Interest expense increased by $0.7 million to $1.2 million for the nine months ended September 30, 2021 compared to $0.5 million for the nine months ended September 30, 2020. The increase in expense was primarily the result of our $59.7 million outstanding balance on the Company's revolving credit facility as of September 30, 2021. No amounts were outstanding under our revolving credit facility as of or during the nine months ended September 30, 2020.

The Company recorded other income of $4.3 million for the nine months ended September 30, 2021 compared to the $1.4 million recorded for the nine months ended September 30, 2020. The $2.9 million increase from the prior year was largely the result of a $4.7 million gain recognized on the sale of securities received from the sellers of Thermo to settle indemnification claims, while the prior year period reflected a $1.9 million pre-tax gain on the sale of the Company's self-guided apartment tour application business within the Residential segment.

We recognized a provision for income taxes of $20.6 million and $19.7 million, with effective tax rates of 24.1% and 23.1% for the nine months ended September 30, 2021, and 2020, respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020, respectively, were greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Outlook

Given year-to-date results and the ongoing dynamics surrounding today’s business environment, the Company is adjusting its full year guidance as follows, consolidated revenue is expected to range between $1.31 billion and $1.35 billion and GAAP EPS from continuing operations is expected to range from $2.45 and $2.56 compared to $2.53 in 2020. With these adjustments, the Company anticipates full year revenue growth in the range of 27% - 31%. The new EPS range assumes today’s current cost environment and supply chain disruption (material, labor, transportation) remain elevated throughout the fourth quarter as well as incremental costs and potential labor and productivity impacts associated with administering upcoming COVID mandates. GAAP EPS from continuing operations from continuing operations for the fourth quarter is expected to range between $0.48 and $0.60, compared to $0.53, in fourth quarter 2020.

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

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$13,934	$32,054
Availability on revolving credit facility	332,879	309,175
	$346,813	$341,229

We believe that our cash on hand and available borrowing capacity provided under our Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") provide us with ample liquidity and capital resources to weather the economic impacts of the COVID-19 pandemic while continuing to invest in operational excellence, growth initiatives and the development of our organization. We continue to remain focused on managing our working capital, closely monitoring customer credit and collection activities, and working to extend payment terms. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and growth initiatives for the foreseeable future.

Our Senior Credit Agreement provides us with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2021, our foreign subsidiaries held $8.9 million of cash.

During 2020, we opted to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), which allowed us to retain $4.4 million in cash during 2020 that would have otherwise been remitted to the federal government. The deferred tax payments will be repaid equally on December 31, 2021 and 2022.

Over the long-term, we expect that future investments, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our Senior Credit Agreement, new debt financing, the issuance of equity securities, or any combination of the above. All potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, with the goal of creating compounding and sustainable stockholder value.

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

Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2021	2020
Cash (used in) provided by:
Operating activities of continuing operations	$(14,523)	$45,316
Investing activities of continuing operations	28,954	(60,200)
Financing activities of continuing operations	(30,276)	(6,031)
Discontinued operations	(2,178)	9,926
Effect of foreign exchange rate changes	(97)	(558)
Net decrease in cash and cash equivalents	$(18,120)	$(11,547)

Operating Activities

Net cash used in operating activities of continuing operations for the nine months ended September 30, 2021 of $14.5 million consisted of income from continuing operations of $64.7 million and non-cash net charges totaling $32.6 million, which include depreciation, amortization, stock compensation, exit activity costs and other non-cash charges, offset by a $111.8 million investment in working capital and other net assets. The investment in net working capital and other net assets was largely driven by an increase in inventory due to both rising material costs and provisioning for potential supply chain disruptions along with accounts receivable due to seasonal increases in demand, offset by an increase in accounts payable as the result of seasonal increases in manufacturing activity.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2020 of $45.3 million consisted of net income of $65.7 million and non-cash net charges totaling $22.0 million, which include depreciation, amortization, stock compensation, and other non-cash charges, partially offset by a $42.4 million investment in working capital and other net assets. The working capital investment was largely comprised of $42.4 million related to our acquisition of Thermo, which was undercapitalized at time of purchase in the first quarter of 2020.

Investing Activities

Net cash provided by investing activities of continuing operations for the nine months ended September 30, 2021 of $29.0 million was primarily due to $38.1 million in net proceeds received from the sale of the Company's Industrial business and receipt of the $4.1 million final working capital settlement resulting from the prior year acquisition of TerraSmart, offset by capital expenditures of $13.3 million.

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2020 of $60.2 million primarily consisted of net cash paid for the acquisitions of Delta Separations of $47.1 million and Thermo of $7.3 million and capital expenditures of $7.9 million, offset by $2.1 million in proceeds from the sale of a business within the Residential Products segment and the sale of property and equipment.

Financing Activities

Net cash used in financing activities of continuing operations for the nine months ended September 30, 2021 of $30.3 million was primarily the result of $83.6 million in payments on long-term debt and $6.2 million of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans, offset by $58.5 million in proceeds from borrowing on our long-term credit facility and $1.0 million from the issuance of common stock from stock option exercises during the period.

Net cash used in financing activities of continuing operations for the nine months ended September 30, 2020 of $6.0 million was primarily the result of $6.4 million in common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans partially offset by $0.4 million from the issuance of common stock from stock option exercises during the period.

See Note 8 to the Company's consolidated financial statements in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information on the Company’s Senior Credit Agreement.

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

Recent Accounting Pronouncements

See Note 2 to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its foreign operations. In the current year, there have been no material changes in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation and the definition of disclosure controls and procedures contained in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period the Company’s disclosure controls and procedures were effective.

(b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f)) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.*
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.* **
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.* **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRA	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically with this Quarterly Report on Form 10-Q.
**	Documents are furnished not filed.

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
Date: October 27, 2021