Form 10-K
period 2021-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2022-02-23
CIK 912562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-22462
GIBRALTAR INDUSTRIES, INC.

Delaware				16-1445150
(State of incorporation )				(I.R.S. Employer Identification No.)
3556 Lake Shore Road	P.O. Box 2028	Buffalo ,	New York	14219-0228
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (716) 826-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ROCK	NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “small reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2021 was: $2.5 billion.
As of February 22, 2022, the number of common shares outstanding was: 32,699,296.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K Index

Safe Harbor Statement
Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore, are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the particular markets in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors.” Those factors should not be construed as exhaustive and should be read with the other cautionary statements herein. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the particular markets in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the particular markets in which we operate are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
PART I

Item 1.	Business
The Company
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the renewable energy, residential, agtech and infrastructure markets. Our mission is to make life better for people and the planet, fueled by advancing the disciplines of engineering, science, and technology. We are innovating to reshape critical markets in sustainable power, comfortable living, and productive growing throughout North America. Furthermore, we strive to create compounding and sustainable value for our stockholders and stakeholders with strong and relevant leadership positions in higher growth, profitable end markets focused on addressing some of the world's most challenging opportunities. The foundation of the Company's strategy is built on three core pillars: Business System, Portfolio Management, and Organization Development.

1.Business System reflects the necessary systems, processes, and management tools required to deliver consistent and continuous performance improvement, every day. Our business system is a critical enabler to grow, scale, and deliver our plans. Our focus is on deploying effective tools to drive growth, improve operating performance, and develop the organization utilizing 80/20 and lean quote-to-cash initiatives along with digital systems for speed, agility and responsiveness. Our Business System challenges existing paradigms, drives day-to-day performance, forces prioritization of resources, tests our business models, and brings focus to new product and services development and innovation.

2.Portfolio Management is focused on optimizing the Company’s business portfolio in higher growth markets with leadership positions while ensuring our financial capital and human resources are effectively and efficiently deployed to deliver sustainable, profitable growth while increasing our relevance with customers and shaping our markets. In early 2021, the Company divested its non-core Industrial business and during 2020, the Company completed acquisitions primarily in the Renewables and Agtech markets to help achieve these objectives. Recent acquisitions include:

•Thermo Energy Systems ("Thermo) - January 2020 - Agtech

•Delta Separations (“Delta”) - February 2020 – Agtech
•Architectural Mailboxes - October 2020 – Residential
•Sunfig Corporation - December 2020 – Renewables
•TerraSmart LLC ("TerraSmart") - December 2020 -Renewables

3.Organization Development drives the Company’s continuous focus on ensuring we have the right design and structure to scale the organization in order to execute the Company’s plans and meet commitments. The Company aspires to make our place of work the "Best Place to Work", where we focus on creating an environment for our people to have the best opportunity for success, continue to develop, grow, and learn. At core of this pillar is the Company’s development process focused on helping employees reach their potential, improve performance, develop career roadmaps, identify ongoing education requirements, and respective succession plans. We believe doing so helps us attract and retain the best people so we can execute our business plans.

COVID-19

The COVID-19 pandemic began to impact our operations late in the first quarter of 2020 as government authorities imposed mandatory closures, work from home orders and social distancing protocols, which resulted in temporary curtailment of some operations, increased costs to operate certain facilities, and has continued to impact our operations as new strains of the COVID-19 virus have been identified. Our top priority continues to be focused on our organization - keeping our team and their families as safe as possible, maintaining our supply chain and providing a high level of responsiveness to customer needs. We continue to proactively execute our pandemic “playbook” and make adjustments to our operating protocols as we navigate forward.

Throughout 2021, COVID-19, as well as broader market dynamics, have impacted our company, including accelerating material, labor and logistics cost inflation, and availability. In certain instances, these issues have resulted in project delays, margin pressures and order fulfillment time extension. We are partnering with our customers in an effort to better align pricing, project timing and delivery schedules in this dynamic environment. We are also working with our suppliers to understand the existing and potential future impacts to our supply chain and are taking actions in an effort to mitigate such impacts, however, we expect these supply chain, labor and logistics costs and availability pressures will continue in 2022.

Corporate Social Responsibility

Gibraltar is dedicated to making a positive impact through a commitment to Corporate Social Responsibility (CSR). Our efforts continue to focus on:

•Our People: The safety, well-being, and success of our people is our top priority. We are dedicated to developing their potential as professionals and future leaders, drawing on the unique abilities of each team member to build a rich, inclusive culture of difference-makers.

•Our Communities: Sharing our success with the communities where we live and work is vital to our mission. By supporting local nonprofits and institutions as investors and volunteers, we help build resilience and strengthen the bonds that will help our communities thrive.

•The World: Our work is firmly rooted in making life better for people and the planet; we innovate in the service of possibility, acting responsibly to create positive, lasting change in our world. We promote sustainability across our value chain, developing products and services for our customers that reduce environmental impact and improve quality of life.

CSR is integral to our three pillars of business systems, portfolio management and organization development. We have accelerated our initiatives to create a safer work environment, expand the experience base and the diversity of our organization, and to identify opportunities to reduce environmental impact. We are committed to making a difference in the lives of the people who are touched by our business and to creating meaningful impact every day through our work and relationships.

Since 2014, we have transformed our business by deploying nearly half a billion dollars in capital for acquisitions in the renewables and agtech markets These investments position Gibraltar to take leadership roles in tackling some of the world’s largest challenges such as generating energy from renewable sources and growing fruits and vegetables sustainably.

Segments

The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of food and plants, and contractors. At December 31, 2021, we operated 34 facilities, comprised of 25 manufacturing facilities, one distribution center, and eight offices, which are located in 16 states, Canada, China, and Japan. Our operational infrastructure provides the necessary scale to support regional and national customers in each of our markets.

The Company operates and reports its results in the following four reporting segments:
•Renewables;
•Residential;
•Agtech; and
•Infrastructure.

The following table summarizes the primary products, applications, and end markets for each segment:

Renewables Segment

Products & Services	Applications	End Users
Design, engineering, manufacturing and installation of solar racking and electrical balance of systems	Commercial & distributed generation scale commercial solar installations on any type of terrain	Solar developers; power companies; solar energy EPC contractors
Residential Segment

Product	Applications	End Market

Roof and foundation ventilation products	Ventilation and whole-house air flow	Residential: new construction and repair and remodeling

Single point & centralized mail systems and electronic package solutions	Secure storage for mail and package deliveries

Retractable awnings & gutter guards	Sun protection; gutter protection

Rain dispersion, trims and flashings, other accessories	Water & protection from natural elements
Agtech Segment

Products & Services	Applications	End Users
Provide growing and processing solutions including the designing, engineering, manufacturing, full scope construction, & maintenance & support of greenhouses & indoor growing operations, and botanical extraction systems	Retail, fruits & vegetables, flowers, cannabis, commercial, institutional & conservatories, car wash structures, botanical oil extraction	Large scale indoor produce growers; cannabis growers, retail garden centers; conservatories and botanical gardens; floriculture growers; agricultural research; car washes, botanical oil processors

Infrastructure Segment

Product	Applications	End Market
Engineered solutions for bridges, highways & airfields, including structural bearings, expansion joints, pavement seals, elastomeric concrete, bridge cable protection systems	Preserve functionality under varying weight, wind, temperature and seismic conditions	Bridge and elevated highway construction, airport pavements

The Company’s operating businesses have established strong positions in attractive end markets by building core capabilities in innovation, new products and services, manufacturing and field operations, business systems, quality performance, along with a healthy balance sheet and the strength of our people. We will continue our focus of time, talent, and energy on strengthening our position in each market we serve.

Attractive End Markets. Our businesses are focused on solving global challenges as it relates to accelerating renewable energy generation, increasing the supply of locally-grown and more sustainably-produced food and plants and efficient way maintaining healthy home environments, supporting mail and package delivery, and improving our country’s transportation infrastructure and ways of transporting people.

Value-Added Products and Services. We provide optimal solutions to our customers: racking, foundation, and electrical systems for photovoltaic (PV) solar systems, commercial growing greenhouses and processing extraction technology for biologically grown food, cannabis, and other plants; roof-related ventilation and weather protection to support healthy home environments; mail and package storage for home and retail and non-retail sites; and structural bearings, expansion joints and rubber products for bridges and other transportation structures. Our products and services are highly engineered, supported with intellectual property, and driven by effective business systems and IT infrastructure.

Commitment to Customer & Quality. We strive to be connected directly with our end customers, where we receive unfiltered feedback on performance, insight on customer problems and opportunities, and cooperation on ideas for new products, services, and business model optimization. The percentage of our total revenue generated from products and services that were sold directly to the end user was approximately 56% and we expect this to grow in future years. Our commitment to quality is a core operating tenet for the Company, and our quality management systems are designed to ensure we deliver to customer and stakeholder expectations while meeting statutory and regulatory requirements related to our products and services.

Strong liquidity profile. We strive to manage our cash resources to ensure sufficient liquidity to fund growth initiatives, support the seasonality of our businesses and manage effectively through economic cycles. As of December 31, 2021, our liquidity was $382 million, including $13 million of cash and $369 million of availability under our revolving credit facility. We believe our low leverage and ample borrowing capacity, along with enhanced flexibility in our Senior Credit Agreement, provides us with the financial capacity to fund our ongoing business requirements, strategic initiatives, and acquisition opportunities.

Recent Acquisitions and Dispositions
During 2020, the Company transacted the following acquisitions:

Business Acquired	Date of Acquisition in 2020	Purchase price ( in millions) 1	Description
TerraSmart LLC	December 31	$223.9	Provider of screw-based, ground-mount solar racking technology, particularly used for solar projects installed on challenging terrain
Sunfig Corporation	December 11	$3.8	Provider of software solutions that optimize solar energy investments through upstream design, performance and financial modeling
Architectural Mailboxes	October 15	$26.9	Provider, designer, and developer of decorative residential mailboxes and related products
Delta Separations	February 13	$47.1	Provider of ethanol-based extraction systems manufacturer and training and laboratory design and operations consultative partner
Thermo Energy Systems	January 15	$7.3	Provider of commercial greenhouse solutions in North America supporting the biologically grown organic food market

Note 1: Except for TerraSmart, which was financed through a combination of cash on hand and borrowings under the Company's revolving credit facility, all of the above 2020 acquisitions were funded from cash on hand.

In the first quarter of 2021, the Company disposed of its Industrial business as a result of its portfolio management strategy to focus on participation in higher value and faster growing markets. The Industrial business, previously reported in the Company's former Industrial and Infrastructure Products segment, has been presented as a discontinued operation in the Company's consolidated financial statements.

Customers and Products
Our customers are located primarily throughout North America. One customer, a home improvement retailer which purchases from the Residential segment represented 13% of our consolidated net sales for the year ended December 31, 2021, and 14% for each of the years ended December 31, 2020 and 2019. No other customer in any segment or segments accounted for more than 10% of our consolidated net sales.

Our products are primarily distributed to our customers using common carriers. We generally ship directly from our manufacturing plants to ensure on-time delivery while maintaining efficiency. Our customers and product offerings by segment are described below.

Renewables
The Renewables segment is primarily a designer and manufacturer of fully-engineered solutions for solar mounting systems. This segment offers a fully integrated approach to the design, engineering, manufacturing and installation of solar racking systems, including electrical balance of systems, servicing customers, such as community solar owners and developers. We have three manufacturing facilities and one distribution center and operate in the United States and Japan.

An integral part of solar racking projects is the fabrication of specifically designed metal structures for highly-engineered applications including: racking and foundation for ground-mounted solar arrays on any type of terrain; single-axis solar tracker solutions; and carports that integrate solar PV panels. The solar racking projects involve securing glass to metal with steel being the key raw material used. Most of our production is completed using computer numerical control machines, roll forming machines, laser cutters and other fabrication tools. The structural metal components are designed, engineered, fabricated and installed in accordance with applicable building codes.

We strive to improve our offerings of products by introducing new products, enhancing existing products, adjusting product specifications to respond to commercial building codes and regulatory changes, and providing solutions to contractors and end users. New products introduced in recent years include screw-based racking solutions, software solutions to optimize solar energy investments, single-axis tracker systems, and solar racking systems for carports and canopies. Our screw-based racking solutions offer rapid installation on any terrain. Our new software solution enables our team to optimize solar project design, utilizing solar irradiance data and topography analysis to quickly and automatically generate multiple potential layouts for complex projects The single-axis tracker systems within our solar mounting solutions group provide flexibility to adapt to a variety of site conditions that impact tracker site designs when using other solutions in the market and can vastly reduce the costs associated with civil work on projects. The patented design eliminates complexities incorporated in the traditional systems, simplifying the operations and maintenance of the system, along with streamlining the installation process. Solar racking systems for carports serve as protection for cars from the effects of the sun and intense heat while providing a renewable energy source. Similarly, solar racking systems installed on idle land, such as solid waste landfills, or on challenging, rocky terrain, converts such land into a useful property by providing clean renewable power generating capabilities.

Residential
Our Residential segment services the residential repair and remodeling and to a lesser extent the new housing construction markets in North America with products including roof and foundation ventilation products, single point and centralized mail systems and electronic package solutions, outdoor living products (retractable sun-shades), rain dispersion products and other construction accessories. Our residential product offerings are sold through a number of sales channels including major retail home centers, building material wholesalers, building product distributors, buying groups, roofing distributors, residential contractors, property management companies and postal services distributors and providers. This segment operates 12 manufacturing facilities throughout the United States, giving it a base of operations to provide manufacturing capability of high quality products, customer service, delivery and technical support to a broad network of regional and national customers across North America.

Our roof and foundation ventilation products and accessories include solar powered units. Our mail and electronic package solutions include single mailboxes, cluster style mail and parcel boxes for single and multi-family housing and electronic package locker systems. Our remaining residential product offerings consist of roof edging and flashing, soffits and trim, drywall corner bead, metal roofing and accessories, rain dispersion products, including gutters and accessories, and exterior retractable awnings. Each of these product offerings can be sold separately or as part of a system solution.

Within our Residential businesses, we are constantly striving to improve our product/solution offerings by introducing new products, enhancing existing products, adapting to building code and regulatory changes, and providing new and innovative solutions to homeowners and contractors. New products introduced in recent years include electronic parcel lockers, roof top safety kits, chimney caps, heat trace coils, exterior, remote-controlled deck awnings for sun protection, and high-efficiency and solar-powered ventilation products. Our electronic parcel lockers and parcel room systems provide residents in multi-family communities a secure storage receptacle to handle both package deliveries and receipt of other delivered goods, along with aiding retail businesses and their customers to transact via buy on line, pick up in store transactions. Our ventilation and roof flashing products provide protection and extend the life of structures while providing a safer, healthier environment for residents. Our cluster box mail delivery products provide delivery cost savings to the postal service while offering secure storage for delivered mail and packages. Our building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, and various resins.

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

Agtech
The Agtech segment consists of turnkey controlled environment agriculture solutions for growing fruits and vegetables, supplier of custom greenhouses for research, education, and retail, and provider of soil-to-oil cannabis ecosystems with technologies for the cultivation, extraction, and refinement of cannabinoids. We have six manufacturing facilities and operate in the United States and China.

An integral part of greenhouse projects is the fabrication of specifically designed metal structures for highly-engineered applications including: commercial-scale greenhouses and other glass structures. The greenhouse projects involve securing glass and plastic to metal with steel and aluminum being the key raw materials used. Most of our production is completed using computer numerical control machines, roll forming machines, laser cutters and other fabrication tools. The structural metal components are designed, engineered, fabricated and installed in accordance with applicable building codes.

We strive to improve our offerings of products by introducing new products, enhancing existing products, adjusting product specifications to respond to commercial building codes and regulatory changes, and providing solutions to contractors and end users. New products introduced in recent years include botanical oil extraction systems and metal framed structures for car washes. Our botanical oil extraction systems provide equipment for extracting plant oils for hemp, cannabis, and nutraceutical processors. Our car washes serve a market preference for light- transparent structures.

Our partial dependence of this segment on the legalization of cannabis could impact demand for our products and services.

Infrastructure
Our Infrastructure segment primarily serves end markets such as highway and bridge construction and airports through commercial and transportation contractors. Our infrastructure product offerings include expansion joints, structural bearings, rubber pre-formed seals and other sealants, elastomeric concrete, and bridge cable protection systems. Our products are manufactured primarily from plate and structural steel along with various resin and rubber based materials. We operate two manufacturing facilities in the United States giving us a base of operations to provide customer support, delivery, service, and quality to a number of regional and national customers, and providing us with manufacturing and distribution efficiencies in North America.

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

Engineering and Technical Services
Our business segments employ engineers and other technical personnel to perform a variety of key tasks which include the identification and implementation of improvements to our manufacturing process, redesign of our products for better performance, the development of new products and identification and execution of cost reduction activities. In addition, our engineering staff employs a range of drafting software to design highly specialized and technically precise products. In our Renewables, Agtech, and Infrastructure segments, drawings are approved and stamped by state licensed professional engineers as required by individual projects. Technical service personnel also work in conjunction with our sales force in the new product development process to determine the types of products and services that suit the particular needs of our customers.

Suppliers and Raw Materials
Our business is required to maintain sufficient quantities of raw material inventory in order to accommodate our customers’ short lead times. Accordingly, we plan our purchases to maintain raw materials at sufficient levels to satisfy the anticipated needs of our customers. We have implemented enterprise resource planning systems along with a corporate wide SIOP (Sales, Inventory, Operations Planning process) to better manage our inventory, forecast customer orders, enable efficient supply chain management, and allow for more timely counter-measures to changing customer demand and market conditions. However, broader market dynamics in 2021 and continuing into 2022 related to COVID-19 have created supply chain challenges which have impacted ability to obtain sufficient quantities in a timely fashion, along with making it more difficult to forecast customer orders and plan purchases.
The primary raw materials we purchase are flat-rolled, structural and plate steel, aluminum coil and extrusions, and resins. We purchase flat-rolled and plate steel and aluminum at regular intervals on an as-needed basis, primarily from the major North American mills, as well as, a limited amount from domestic service centers and foreign steel importers. Substantially all of our resins are purchased from domestic vendors, primarily through distributors, with a small amount purchased directly from manufacturers. While supply has historically been adequate from these sources to fulfill our needs, the broader market dynamics in 2021 have recently impacted our ability to consistently source materials as needed. This sourcing constraint has impacted delivery times. Furthermore, supply chain disruptions impacting our customers have caused field project execution delays and affected the manner in which we purchase raw materials. To guard against further shortages, we have held higher than historical levels of inventory thus increasing our investment in working capital. Management continually evaluates improvements in our purchasing practices across our geographically dispersed facilities in order to streamline purchasing across similar commodities.

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

Sales and Marketing
In 2021, approximately 56% of our revenues were generated from products and services that were sold directly to the end user, with the remainder of revenues generated through retailers, wholesalers and distributors, slightly up from 54% in 2020. Our sales process regularly includes a competitive bid process, and our reputation for product and service quality and meeting delivery requirements make us a preferred provider for many customers.

Our marketing focus in 2021 was on building an enhanced cohesive brand strategy—ensuring that we have a defined purpose and values, and ensuring that our brand messages reflect the needs of the market and the capabilities of our businesses. The businesses in our Renewables segment were integrated and rebranded under the brand name Terrasmart and our businesses in our Agtech segment were consolidated under the brand name Prospiant. In their markets, both brands reflect our unique value to customers.

In 2021, we expanded and upgraded our Customer Relationship Management (CRM) system, improving our visibility into sales account status and enabling cross-sell and up-sell opportunities. The CRM also provides important aggregate market data.

Backlog
Backlog represents the value of the total confirmed orders at a point in time for which performance obligations have not yet been satisfied. This metric is useful as it reflects the committed amount we expect to recognize as revenue in the near-term.

While the majority of our products have short lead time order cycles, we had aggregated approximately $344 million of backlog from continuing operations at December 31, 2021 compared to $297 million at December 31, 2020. The backlog primarily relates to certain business units in our Renewables, Agtech, and Infrastructure segments. We believe that the performance obligations related to the majority of our backlog will be satisfied, and related revenue recognized during 2022.

Competition
The Company operates in highly competitive markets. We compete against several competitors in all four of our segments with different competitors in each major product category. We compete with competitors based on the range of products offered, quality, price, and delivery, as well as serving as a full-service provider for project management in certain segments. Although some of our competitors are large companies, the majority are small to medium-sized and do not offer the large range of products that we offer.

We believe our broad range of high quality products give us a competitive advantage over many of our competitors. While our ability to meet exacting customer delivery requirements was impacted during 2021 by COVID-19 related supply chain constraints, these same issues impacted our competitors, some to a greater extent than others. We were able to stay close to our customers, and in some cases, were able to increase market participation. We also believe that execution of our business strategy further differentiates us and allows us to capitalize on those areas that give us a competitive advantage over many of our competitors.

Seasonality
The Company’s business has historically been subjected to seasonal influences, with our first quarter being seasonally the slowest relative to sales. Levels of residential and commercial construction can be cyclical and depend on interest rates, availability of financing, inflation, employment, spending habits, consumer confidence and cost and availability of skilled labor. Further, general economic forces, such as tax credit expirations and imposed tariffs, along with changes in the Company’s products and customer mix have shifted traditional seasonal fluctuations in revenue over the past few years.

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
Human Capital - Organization Development
Gibraltar is built on three strategic pillars – a strong business system, the optimization of our portfolio of businesses, and continuous organizational development. Advancing each pillar is critical to ensuring we deliver our commitments to our people, our shareholders, our stakeholders, and our communities. The foundation for organizational development is built on two fundamental beliefs:

•Our ability to perform and deliver shareholder value is dependent on our people, and
•We strive to create an environment where our people can have the best chance for success and we refer to this internally as creating the "Best Place to Work."

Our "Best Place to Work" initiative is built on the following beliefs, and involves our entire organization:
1.Health and Safety
2.Education and Development
3.Diversity and Inclusion
4.Compensation and Employee Benefits
5.Communication and Employee Engagement

We employed 2,011 full-time employees and 10 part-time employees as of December 31, 2021. Of our 2,021 total employees, 832 were classified as salary and 1,189 classified as hourly. We also employed approximately 590 full-time equivalent temporary agency employees. Approximately 7% of our U.S. workforce was represented by unions through two collective bargaining agreements (CBAs) as of December 31, 2021. Both of our CBAs will expire and are expected to be renegotiated in 2024. The Company considers its employee relations to be good.

Health and Safety
We expect each member of Gibraltar to follow our safety standards and practices, support our key safety initiatives, be accountable to each other, and always be part of the solution. We believe all accidents and near-misses are preventable. Additionally, we measure and review our safety results continuously in each location.

We have a disciplined safety framework. Our CEO reviews safety performance, including recordable incidents, near misses, and first aid cases monthly with all business and human resource leaders. Safety performance and best practices are also reviewed quarterly with the entire organization during our organization-wide Town Hall live virtual meetings. In addition, as part of our annual budget and capital planning process, our businesses identify additional safety investments required for training, education, equipment, and processes.

Throughout 2021, our Company and employees continued to experience the effects of the COVID-19 pandemic. Operating our businesses during this time required focus, discipline, and diligence from our entire organization to maintain our COVID-19 health and safety protocols—while at work, home, and in the communities where we live and work. We continued to follow the recommendations of the Centers for Disease Control and Prevention (CDC), World Health Organization (WHO), and U.S. Department of Health and Human Services (DHS). Additionally, we tracked and implemented all federal, state and local mandates and made modifications in compliance with changes throughout the year. We continued operating protocols in our offices and production facilities including providing necessary PPE, social distancing requirements, zone and shift management, temperature checks, and enhanced cleaning and sanitization practices at our facilities. For our remote-working teams, we continued business continuity protocols with focus on reliable, consistent, and continuous connectivity along with additional cyber-security protection and our centralized help desk. These and other COVID-19 related protocols helped us provide a safe and productive environment for our teams and ensured that we were able to support our customers’ needs throughout the pandemic.

Education and Development
We support our employees in realizing their full potential with meaningful career development opportunities. Our focus is to build the best organization and an environment where our employees learn, are challenged, and have the tools to grow. We are also focused on building effective systems, tools and processes to enable the organization to continue to advance. With these initiatives, along with our formal education and development program, we will build competencies, drive more diversity of thought, challenge internal paradigms, and drive improved and consistent performance.

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

Our commitment to living our values includes providing education, training and development opportunities for everyone:
•Comprehensive education curriculum. Topics include Ethics – “Doing the Right Thing”; Compliance – “Doing It the Right and Responsible Way”; and Cyber Security. Completion of our training is required annually for our employees and members of the Board of Directors and is a condition of employment. Our CEO reviews the quarterly progress for our employees.

•Gibraltar University. Designed to develop our leadership across Gibraltar. The program is a two-year initiative utilizing classroom education, ongoing continuous learning, and team project implementation prior to graduation. The curriculum covers Finance, Human Resources, Marketing, Operations, Innovation, Legal, Strategy Development and Deployment, and Mergers & Acquisitions, and is taught by Gibraltar’s leadership team.

•Organization Planning and Talent Review process. The annual process integrates discussions and metrics on organization design/structure, career development, diversity and inclusion, performance and potential assessment, and succession planning, along with key organizational priorities and results. It also drives our annual hiring, recruiting, and retention initiatives, and continues to be instrumental as we add talent across our organization.

Talent acquisition is an important aspect of our business strategy and is guided by our desire to find the best team members to drive our business and build our “Best Place to Work” vision. It starts with understanding our organizational needs and developing diverse candidate “slates” for the positions we plan to hire.

Diversity and Inclusion
We support and encourage a culture where diversity of thought flourishes, and all employees feel appreciated, included, and know they have an equal opportunity to develop, grow, and succeed based on their performance. We believe demonstrating respect for our people and valuing them for who they are, their perspectives, and their contributions is critical to creating the best environment for our team to have success. This is foundational for our “Best Place to Work” initiative.
Below are key demographics of our workforce.
2021 Workforce Composition (Gender and Age)

Employee Age Groups	Female	Male	Total by Age Group	% by Age Group
< 30 years of age	72	283	355	17.6%
30 - 49 years of age	259	653	912	45.1%
50+ years of age	227	527	754	37.3%
Total	558	1,463	2,021
As a percentage	27.6%	72.4%
Number of 2021 Employees by Employment Type (by Gender)

Employee Type	Female	Male	Total by Type	% by Type
Salary	249	583	832	41.2%
Hourly	309	880	1,189	58.8%
Total	558	1,463	2,021
2021 Ethnic Background of Employees

Ethnic Background	% of Employees
White	61.0%
Black or African American	15.3%
Hispanic or Latino	13.8%
Asian	5.2%
Not Specified	4.1%
American Indian/Alaska Native	0.6%

We are building a team with people who bring diversity of thought, experience, and perspective to our organization. We recognize our organization and the communities we operate in will continue to evolve and grow. We continue to develop our strategy to advance our diversity and inclusion (D&I) framework across our organization, including plans to ensure D&I is an integral part of our workplace and organization development, integrated into our interactions with shareholders, customers, and suppliers, and the development of process and metrics, education and communication tools to support our D&I initiatives.

Compensation and Employee Benefits
Our compensation and benefits package is a key factor in recruiting and retaining the best talent in our industry. Our employee health and welfare benefits program is designed to promote the overall health of our workforce. While specific benefits vary worldwide and are based on regional practices, benefits offered to our United States based employees, which at December 31, 2021 comprised approximately 95% of our employees, include paid time off, healthcare (medical, dental and vision), short and long term disability benefits, life and accidental insurance, a

401(k) retirement plan with a Company match, access to our employee assistance program, wellness incentives, parental leave, and a target-based incentive plan that provides for annual bonus opportunity when certain company financial metrics are met. We review compensation at least annually for all employees and adjust it to ensure we reward exceptional performance and remain competitive in the market.

Communication and Employee Engagement
Gibraltar recognizes the importance of engaging employees through consistent and continuous communication such that the team clearly understands the Company's vision, strategy, and key priorities. Every quarter, our CEO conducts a live "Town Hall" meeting for the entire organization with a standard agenda reviewing ethics and compliance, safety performance, business performance, community service initiatives, employee recognition, and concludes with a live Questions & Answers session. In 2020, we also conducted an employee engagement survey to solicit input about our brand, company reputation, and culture which contributed to Gibraltar's brand assessment initiative in 2021 as well as further strengthened our internal communication process. In 2021 we solicited input from our employees as part of our Priority Assessment survey used to inform Gibraltar of key topics material to our CSR commitment and important to our stakeholders Ultimately, our goal to create a "Best Place to Work" environment requires continuous and effective engagement and communication with our employees, and it also creates a strong foundation for attracting and retaining our team.
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

Our business, financial condition and results of operations, and the market price for our common stock are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business and other risks affecting the Company. In conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K, consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K. These risks are not the only risks we face. Our business operations and the market for our securities could also be adversely affected by additional factors that are not presently known to us, or that we currently consider to be immaterial to our operations.

Risks Related to Our Business Operations

The volatility of the commodity market on the cost of our principal raw materials and component parts, or substantial decreases in the availability of our principal raw materials and component parts, has impacted, and could continue to impact, our business, results of operations, and cash flows.
Our principal raw materials are commodity products primarily consisting of steel, aluminum, and resins. We also purchase component parts such as glass for greenhouse roofing systems thus resulting in exposure to changes in the price and availability of glass, and furthermore, although not purchased by us, we also have exposure related to the availability of solar panels which has impacted installation of, and could reduce demand for, our solar racking projects. As we have seen with the COVID-19 pandemic and broader market dynamics in 2021 and continuing in 2022, availability and pricing can be volatile due to a number of factors beyond our control, including general economic conditions, domestic and worldwide supply and demand, labor costs and availability, competition, freight costs and transportation, import duties, tariffs, and currency exchange rates. We have experienced cost increases and disruptions to our supply deliveries for raw materials and component parts and may continue to experience cost increases and supply disruptions in the future. We may not be successful in passing along pricing increases to our customers or in our efforts to mitigate the impact of supply chain disruptions. The failure by our suppliers to deliver raw materials or component parts according to schedule, or at all, has resulted in manufacturing delays, capacity constraints, project delays, cost inflation and logistics delays and has affected, and may continue to affect, our ability to meet our customers' needs. Furthermore, the failure of any sourced raw materials or components to conform to our specifications could also result in delays in our ability to timely deliver, and may have an adverse impact on our relationships with our customers and our ability to fully realize the revenue expected from sales to those customers. Commodity price fluctuations and increased competition could force us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income, and cash flow and cause us to lose market share. We expect these supply chain inputs (material and transportation) and labor availability pressures along with the impact of material cost, labor and logistics inflation will continue at least into 2022 notwithstanding any actions we may take to mitigate such impacts.

The success of our business depends on our senior management team and other key employees and our ability to attract or retain a skilled and diverse workforce.
Our success is dependent on the management and leadership skills of our senior executive and divisional management teams. We cannot assure you that we will be able to retain our existing senior management personnel, that we will have a successor prepared and available upon any loss of such personnel or that we will be able to attract additional qualified personnel through external recruitment when needed. We have not entered into employment agreements with any of our senior management personnel. Furthermore, our business segments are dependent on engineers and other technical personnel to perform a variety of key tasks which include the identification and implementation of improvements to our manufacturing process, redesign of our products for better performance, the development of new products and identification and execution of cost reduction activities. Technical service personnel also work in conjunction with our sales force in the new product development process to determine the types of products and services that suit the particular needs of our customers. We may not be able to successfully compete for, attract, retain, develop or motivate a skilled and diverse workforce that our business needs may require. Our operations may be adversely impacted by the availability of labor at our manufacturing and distribution facilities or on our project sites. The unexpected loss of a member of our senior management team, key employee or highly-skilled associate (including due to an increase in aggressive recruiting for talent in the current labor market) or our inability to attract and retain additional personnel could deplete our institutional knowledge base, erode our competitiveness and prevent us from successfully executing our business strategy.

The COVID-19 pandemic has significantly impacted worldwide economic conditions and adversely impacted, and may continue to adversely impact our business, results of operations, financial condition, and cash flows.
The COVID-19 pandemic began to impact our operations late in the first quarter of 2020 as government authorities imposed mandatory closures, work from home orders and social distancing protocols, which resulted in temporary curtailment of some operations and increased costs to operate certain facilities, and has continued to impact our operations as new strains of the COVID-19 virus have been identified. In addition to existing travel and activity restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and other activities. The pandemic has caused a global recession of potentially extended duration. Our top priority continues to be focused on our organization—keeping our team and their families as safe as possible, maintaining our supply chain and providing a high level of responsiveness to customer needs. We continued to proactively execute our pandemic “playbook” in 2021 and early 2022 and make adjustments to our operating protocols as we navigate forward, including to redesign production processes, adjust shift schedules and assignments, implement aggressive new workplace sanitation practices, adjust our work environments to improve airflow and ensure access to personal protective equipment to minimize infection risk. Further actions may be required in response to evolving conditions such as renewed travel restrictions, quarantine, and stay-at-home orders.

Throughout 2021 and continuing in 2022, COVID-19, as well as broader market dynamics have resulted in impacts to our business, including increased material cost inflation, labor availability issues (due to illness and otherwise) and logistics challenges and costs increases. We have also been impacted by supply constraints for materials and commodities used in our operations. Throughout the COVID-19 pandemic, we have been focused, and will continue to focus, on managing our working capital, closely monitoring customer credit and collection activities, and working to extend payment terms, although we may not be successful in doing so.

It is not possible to predict the ultimate impact of COVID-19 on our business, results of operations, financial position or cash flows, and the duration of such impact may vary dramatically by geography and line of business. However, while the pandemic continues, we expect to experience continued adverse impacts of the pandemic on our business and financial statements, including through disruptions to the supply chain, limiting access to our distribution channels, reducing the availability of our workforce and subcontractors and heightened cybersecurity risk, all of which may pose material risk to our results of operations, financial condition, and cash flows. Further, the COVID-19 pandemic may exacerbate the potential impact of the other risks described herein on our results of operations, financial condition and cash flows.

A significant portion of our net sales are concentrated with a few customers. The loss of any of those customers would adversely affect our business, results of operations, and cash flows.
A loss of sales, whether due to decreased demand from the end markets we serve, the loss or bankruptcy of any significant customer in these markets, a decrease in the prices that we can realize from sales of our products to customers in these markets, or a significant decrease in business from any of our major customers, could have a significant adverse effect on our profitability and cash flows. Our ten largest customers accounted for approximately 38%, 35%, and 34% of our net sales during 2021, 2020, and 2019, respectively, with our largest customer, a retail home improvement center, accounting for approximately 13% of our consolidated net sales during 2021 and approximately 14% of our consolidated net sales during each of the years 2020 and 2019.

Our business is highly competitive and increased competition could reduce our gross profit, net income, and cash flow.
The principal markets that we serve are highly competitive. Competition is based primarily on product functionality, quality, price, raw material and inventory availability, and the ability to meet delivery schedules dictated by customers. In recent months, our ability to meet delivery schedules, prices and raw material and inventory availability have all been negatively impacted by the COVID-19 pandemic as well as broader market dynamics. The markets in which we operate are characterized by changing technologies and introductions of new products and services, so we also face competition from the introduction by competitors of new products or technologies. We compete in our principal markets with companies of various sizes, some of which have greater scale and financial and other resources than we do, have better established brand names and may be better able to withstand a change in conditions in the markets we serve. Increased competition could force us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income, and cash flow and cause us to lose market share. Further, if we do not have sufficient resources to invest or are otherwise unable to correctly identify customer needs and preferences, innovate and drive improvements or efficiencies in existing products, develop new products, technologies or services in the markets we participate in, or successfully commercialize our innovation efforts, we may lose market share. Even when we successfully innovate and develop new and enhanced products and services, we often incur substantial costs in doing so, and our profitability may suffer.

If the subcontractors we rely upon do not perform their contractual obligations, our revenues and cash flows would be adversely affected.
Some of our construction contracts with customers involve subcontracts with other companies that perform a portion of the services or provide systems that are integral to the end product that we provide to our customers. There is a risk that our subcontractors may not perform their contractual obligations, and we are dependent on our subcontractors to ensure the quality and timeliness of work performed by them, which may subject us to customer concerns or disputes regarding the work performed by our subcontractors. Any such disputes or concerns could materially and adversely impact our ability to perform our obligations as the prime contractor.

Our operations are subject to seasonal fluctuations and the cyclical nature of construction activity that may impact our cash flow.
Our net sales are generally lowest in the first quarter primarily as a result of reduced activity in the building industry due to inclement weather. Therefore, our cash flow from operations may vary from quarter to quarter. Furthermore, construction activity has historically been cyclical and dependent on economic conditions, including interest rates, availability of financing, inflation, employment, spending habits, consumer confidence and other factors outside our control. Residential and commercial construction is also affected by the cost and availability of skilled labor, which could impact both the cost and pace of construction activity, as well as the construction methods used, all of which could adversely affect demand for our products. If our cash flows were significantly reduced due to seasonal fluctuations or reduced construction activity, we may not be able to service our indebtedness or maintain covenant compliance.

Our ongoing and expected restructuring plans and other cost savings initiatives may not be as effective as we anticipate, and we may fail to realize the cost savings and increased efficiencies that we expect to result from these actions, which could negatively affect our operating results.
We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring and integration activities. We have implemented significant restructuring activities across our manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including our inability to effectively eliminate duplicative back-office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives we are contemplating may require consultation with various employees and consultants which may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.

If we are unable to implement our cost savings initiatives as timely and/or effectively as planned, our business may be adversely affected by the impact of our ability to continue to meet customer demand, maintain a high level of quality throughout the execution of the plans, and achieve the expected financial benefits of such plans, and therefore, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

Macroeconomic factors outside of our control may adversely affect our business, our industry, and the businesses and industries of many of our customer and suppliers.
Macroeconomic factors have a significant impact on our business, customer demand and the availability of credit and other capital, affecting our ability to generate profitable margins. Our operations are subject to the effects of domestic and international economic conditions, including global industrial production rates, inflation, deflation, interest rates, availability of capital, debt levels, consumer spending, energy availability, commodity prices, and the effects of governmental initiatives to manage economic conditions, including government monetary and trade policies, tax laws and regulations. Tariffs placed on imported products used by our customers, such as solar panels, could impact cost and availability of these products to our customers which could impact the demand for our products or services. In addition, fluctuations in the U.S. dollar impact the prices we charge and costs we incur to export and import products. We are unable to predict the impact on our business of changes in domestic and international economic conditions. We currently face challenging market conditions, and domestic or global economies, or certain industry sectors of those economies that are key to our sales, may further deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

Economic, political, and other risks associated with foreign operations could adversely affect our financial results and cash flows.
Although the significant majority of our business activity takes place in the United States, we derive a portion of our revenues and earnings from operations in Canada, China and Japan, and are subject to risks associated with doing business internationally. Our sales originating outside the United States represented approximately 5% of our consolidated net sales during the year ended December 31, 2021. We believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities, such as the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements and expose us to currency exchange rate fluctuations between the United States Dollar and foreign currencies. In addition, any local or global health issue or uncertain political climates, international hostilities, natural disasters, or any terrorist activities could adversely affect customer demand, our operations and our ability to source and deliver products and services to our customers.

Climate change and climate change legislation or regulations may adversely affect our business.
Legislative and regulatory changes in response to the potential effects of climate change may require additional costs and investment for compliance, including an increase in our capital expenditures to reduce our emissions and increased cost of purchased energy for both us and our suppliers, which may increase our costs to procure raw materials, components or equipment parts. As climate change continues to increase the severity of weather, physical effects—such as damage to facilities, capital equipment and inventory or disruption in production, product distribution or field operations as a result of heat, drought, wildfires, major storm events and shifts in regional weather patterns and intensities—may also significantly affect our operations and financial results. Concerns over global climate change and environmental sustainability over time, including due to expectations of our stockholders, customers and employees, may influence our strategic direction, supply chain, or delivery channels.

Future terror attacks, war, natural disasters or other catastrophic events beyond our control could negatively impact our operations and financial results.
Terror attacks, war, or other civil disturbances, natural or man-made disasters (which may become more frequent due to climate change), other catastrophic events or public health crises could cause catastrophic loss or other material damage to our facilities or lead to economic instability, decreased capacity to produce our products and decreased demand for our products. Recently, we've experienced operating disruptions related to severe weather across the U.S. From time to time, terrorist attacks worldwide have caused instability in global financial markets. We could incur uninsured losses and liabilities arising from such events, and any resulting business interruptions could have an adverse effect on our operations, cash flows and financial results.

Risks Related to Information Technology

Our business and financial performance may be adversely affected by cybersecurity attacks, information systems interruptions, equipment failures, and technology integration.
We rely on information technology (IT) systems, some of which are provided and/or managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers, and fulfilling contractual obligations). Our ability to effectively manage our business depends on the security, reliability, and capacity of these IT systems. These systems (including those we acquire through business acquisitions) can be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes, or other unforeseen events. While, we maintain information technology measures designed to protect us against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, Cyber-attacks are increasingly difficult to identify and prevent, and it is possible that potential vulnerabilities could go undetected for an extended period. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. Any interruptions to our IT systems could disrupt our operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. Security breaches can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, or suppliers, damage customer, business partner and employee relationships and our reputation and result in legal claims and proceedings, liability and penalties under data protection laws and regulations. Some of our systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance that future incidents will not have material adverse effects on our operations or financial results.

In addition, our IT systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards and customer expectations, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. In addition, we are subject to data privacy and security laws, regulations, and customer-imposed controls in a number of jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Compliance with the varying data privacy regulations across the United States and around the world has required, and will continue to require, significant expenditures. There can be no assurance that we will be able to successfully maintain, enhance and upgrade our systems as necessary to effectively address changing cybersecurity risks and legal requirements, and our efforts to do so may be costly.

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
•Failure to integrate any acquisition into our operations successfully;
•Unforeseen obligations, loss of key customers, suppliers, and employees of the acquired businesses, or loss of existing customers and suppliers;
•Difficulties or delays in integrating and assimilating information and systems that may require significant unforeseen upgrades or replacement of our primary IT systems across significant parts of our businesses and operations, which could lead to interruptions of information flow internally and to our customers and suppliers;
•The need to raise additional funds through additional equity or debt financing, which could be dilutive to stockholder value, increase our interest expense and reduce our cash flows and available funds; and
•Adverse impact on overall profitability if the acquired business does not achieve the return on investment projected at the time of acquisition.

Risks Related to Financing and Accounting Matters

We apply judgments and make estimates in accounting for certain customer contracts, and changes in these judgments or estimates may have significant impacts on our earnings.
Changes in judgments or required estimates and any subsequent adjustments to those judgments or estimates (such as performance incentives, penalties, contract claims and contract modifications) could have a material effect on sales and profits. Due to the substantial judgments applied and estimations involved with our accounting for customer contracts, our actual results could differ materially or could be settled unfavorably from our estimates. Revenue representing 47%, 40% and 41% of 2021, 2020 and 2019 consolidated net sales, respectively, were recognized over time under the cost-to-cost method. Refer to “Critical Accounting Estimates” within Item 7 of this Annual Report on Form 10-K for more detail of how our financial statements can be affected by accounting for revenue from contracts with customers.

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
In prior years, we have recorded significant non-cash impairment charges for goodwill and other intangible assets as a result of reductions in the estimated fair values of certain businesses. It is possible that we will be required to record additional non-cash impairment charges to our earnings in the future, which could be significant and have a material adverse impact on our results of operations. Refer to “Critical Accounting Estimates” within Item 7 of this Annual Report on Form 10-K for more detail of how our financial statements can be affected by asset impairment.

Increases in future levels of leverage and size of debt service obligations could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries and prevent us from meeting our obligations.
As of December 31, 2021, we had $24.5 million outstanding indebtedness. Our ability to make scheduled payments on, or refinance, our debt obligations depend on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may need to incur additional debt in the future to fund strategic acquisitions, investments or for other purposes, which debt could have significant adverse consequences to our business. Our Senior Credit Agreement entered into on January 24, 2019 contains several financial and other restrictive covenants. A significant decline in our operating income or use of our Senior Credit Agreement (or other additional indebtedness) for acquisitions, operations and capital expenditures could cause us to violate these covenants which could result in our incurring of additional financing fees that would be costly and adversely affect our profitability and cash flows.

We also may face risk associated with the discontinuation of and transition from LIBOR. The publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities ceased immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. At this time, it is not possible to predict how markets will respond to Secured Overnight Financing Rate, or SOFR, the preferred alternative rate for LIBOR, or other alternative reference rates. Borrowings under our revolving credit facility bear interest at a variable interest rate based upon LIBOR plus an additional margin, and, as of December 31, 2021, we had $24.5 million outstanding on the revolving credit facility under our Senior Credit Facility that terminates on January 23, 2024. We cannot predict the effect of the potential changes to or elimination of LIBOR, the use of SOFR or other alternative rates or benchmarks and the corresponding effects on our cost of capital.

Risks Related to Legal and Regulatory Matters

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
Tariffs imposed in the United States on certain steel (25%) and aluminum (10%) products imported into the U.S. have created volatility in the market and have increased the costs of these inputs. Increased costs for imported steel and aluminum products have led domestic sellers to respond with market-based increases to prices for such inputs as well. These tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased costs, shifting in competitive positions and a decreased available supply of steel, resins and aluminum as well as additional imported components and inputs. We may not be able to pass price increases on to our customers and may not be able to secure adequate alternative sources of steel, resins and aluminum on a timely basis. While retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, we cannot predict further developments. The tariffs could adversely affect the income from operations for some of our businesses and customer demand for some of our products which could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

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
We are involved in product liability, product warranty and other claims relating to the products we manufacture and distribute. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts for product liability and other claims, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products, our brands and our Company. In the ordinary course of business, we are also subject to other types of legal and regulatory proceedings. Any claims raised in legal and regulatory proceedings, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. We cannot assure you that any current or future claims will not adversely affect our reputation, financial condition, operating results, and cash flows.

We could incur substantial costs in order to comply with, or to address any changes in or violations of, environmental, health, safety and other laws.
Our operations and facilities are subject to a variety of stringent federal, state, local, and foreign laws and regulations, including those relating to the protection of the environment and human health and safety. Compliance with these laws and regulations sometimes involves substantial operating costs and capital expenditures, and failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial costs and liabilities, such as fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations, including claims arising from the businesses and facilities that we have sold. We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take actions determined to be in violation of any of these laws, for which we might be held responsible, particularly as we expand our operations geographically through organic growth and acquisitions. We cannot provide assurance that our internal controls and compliance systems, including our Code of Ethics and Statement of Policy, will protect us from acts committed by employees, agents or business partners of ours that violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices, workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives. For certain businesses we have divested, we have provided limited indemnifications for environmental contamination to the successor owners. We have also acquired and continue to acquire businesses and facilities to add to our operations. While we sometimes receive indemnification for pre-existing environmental contamination, the party providing the indemnification may not have sufficient resources to cover the cost of any required measures. Certain facilities of ours have been in operation for many years and we may be liable for remediation of any contamination at our current or former facilities; or at off-site locations where wastes have been sent for disposal, regardless of fault or whether we, our predecessors or others are responsible for such contamination. We have been responsible for remediation of contamination at some of our locations, and while such costs have not been material to date, the cost of remediation of any of these and any newly-discovered contamination cannot be quantified, and we cannot assure you that it will not materially affect our profits or cash flows. Changes in laws, regulations or enforcement policies, including without limitation new or additional regulations affecting disposal of hazardous substances and waste, greenhouse gas emissions or use of fossil fuels, could have a material adverse effect on our business, financial condition, or results of operations.

We are subject to certain additional regulations as a United States government contractor or subcontractor.
Some of our revenue is derived from contracts with agencies of the United States government and subcontracts with its prime contractors. As a United States government contractor or subcontractor, we are subject to federal contracting regulations, including the Federal Acquisition Regulations, which govern the allowability of costs incurred by us in the performance of United States government contracts. In connection with our United States government business, we are also subject to government audits and to review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances, if we do not comply with the terms of a government contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease our principal executive office and corporate headquarters in Buffalo, New York. The number, type, location and classification of the properties used by our continuing operations by segment and corporate as of December 31, 2021, are as follows:

	Number and type of properties
	Plant	Distribution Center	Office	Total
Renewables	5	1	4	10
Agtech	6	—	1	7
Residential Products	12	—	1	13
Infrastructure Products	2	—	—	2
Corporate	—	—	2	2
Total	25	1	8	34

	Location of properties		Classification of properties
	Domestic	Foreign	Owned	Leased
Renewables	8	2	—	10
Agtech	5	2	2	5
Residential Products	13	—	5	8
Infrastructure Products	2	—	2	—
Corporate	2	—	—	2
Total	30	4	9	25

We believe that our properties are effectively utilized, well maintained, in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. In addition we believe that our properties are located to optimize customer service, market requirements, distribution capability and freight costs.

Item 3.	Legal Proceedings
We are subject to litigation from time to time in the ordinary course of business, however, there is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled, or otherwise resolved during the fourth quarter of the year ended December 31, 2021. other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROCK.”

As of February 22, 2022, there were 35 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of beneficial owners because of the number of shares that are held by banks, brokers, and other financial institutions.

The Company did not declare any cash dividends during the years ended December 31, 2021 and 2020 and does not expect to pay any in the foreseeable future. The Company intends to use cash generated by operations to reinvest in the businesses and to fund acquisitions. The Company's disclosure in Note 9 of the Company’s audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provide additional information regarding restrictions on potential capital distributions.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company operates and reports its results in the following four reporting segments:
•Renewables;
•Residential;
•Agtech; and
•Infrastructure.
Demand for products and services in the segments and end markets our businesses serve are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, commodity costs, expiration of solar rebates, supply limitations that impact the availability of solar panels and therefore solar racking installations, demand for residential construction, demand for repair and remodeling, governmental policies and funding, tax policies and incentives, tariffs, trade policies, weather patterns, the level of non-residential construction and infrastructure projects, the need for protection of high value assets, demand for renewable energy sources, and climate change. We believe the key elements of our strategy outlined in Item 1. Business of this Annual Report on Form 10-K will allow us to respond timely to these factors.

COVID-19
The COVID-19 pandemic has continued to impact our operations throughout 2021 and into 2022 as new variants of the virus have been identified. Our top priority continues to be focused on our organization - keeping our team and their families as safe as possible, maintaining our supply chain and providing a high level of responsiveness to customer needs. Throughout 2021 and continuing into 2022, COVID-19 and supply chain challenges have impacted our ability to consistently source materials as needed and maintain sufficient quantities to meet short lead times, making it more difficult to forecast customer orders and plan purchases and, in certain instances, resulting in project delays and order fulfillment time extension. To guard against further shortages, we have held higher than historical levels of inventory thus increasing our investment in working capital. These market dynamics have also accelerated material, labor and logistics cost inflation, causing margin pressures. We expect these supply chain, labor and logistics costs and availability pressures will continue in 2022.
Operating Performance Measures
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

Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For a discussion of our results of operations for the year ended December 31, 2020 and for a comparison of such results of operations for the year ended December 31, 2019 results please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on February 25, 2021.
The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2021		2020
Net sales	$1,339,783	100.0%	$1,032,578	100.0%
Cost of sales	1,049,772	78.4%	776,235	75.2%
Gross profit	290,011	21.6%	256,343	24.8%
Selling, general, and administrative expense	184,723	13.8%	149,153	14.4%
Intangible asset impairment	8,300	0.6%	—	—%
Income from operations	96,988	7.2%	107,190	10.4%
Interest expense	1,639	0.1%	703	0.1%
Other income	(4,213)	(0.3)%	(1,272)	(0.1)%
Income before taxes	99,562	7.4%	107,759	10.4%
Provision for income taxes	25,046	1.8%	24,468	2.3%
Income from continuing operations	74,516	5.6%	83,291	8.1%
Income (loss) from discontinued operations	1,113	0.1%	(18,725)	(1.8)%
Net income	$75,629	5.6%	$64,566	6.3%
The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Change due to
	2021	2020	Total Change	Acquisitions	Operations
Net sales:
Renewables	$432,096	$238,107	$193,989	$187,197	$6,792
Residential	635,505	522,814	112,691	23,903	88,788
Agtech	199,161	209,460	(10,299)	4,600	(14,899)
Infrastructure	73,021	62,197	10,824	—	10,824
Consolidated	$1,339,783	$1,032,578	$307,205	$215,700	$91,505

Consolidated net sales increased from 2020 by $307.2 million, or 29.8%, to $1.3 billion for 2021 compared to 2020. The 29.8% increase in revenue was driven by the Renewables and Residential segments. Sales generated from our 2020 acquisitions of TerraSmart, Thermo, Delta Separations and Architectural Mailboxes, contributed 20.9% or $215.7 million to the growth from the prior year. Organic growth of 8.9%, or $91.5 million was a result of both increases in pricing to customers of 5.9% and an increase in volume of 3%, the result of strong end market demand and participation gains primarily in our Residential segment. We expect the market environment to be dynamic for at least the first half of 2022 as inflation, labor, transportation, and pandemic challenges and related cost increases persist. Consolidated backlog increased 16% to $344 million up from $297 million at the end of the prior year.
Net sales in our Renewables segment increased 81.5%, or $194.0 million, to $432.1 million in 2021 compared to $238.1 million in 2020. Sales generated by the prior year acquisition of TerraSmart, contributed $187.2 million, or 78.6%, to the increase in the current year. An increase in organic revenue of 2.9% was the net result of strong demand across our broad offering of product solutions partially offset by project delays related to supply chain and field operations disruptions. Backlog improved 27% year over year for this segment, driven by strength in both ground mount and canopy solutions.

Net sales in our Residential segment increased 21.6%, or $112.7 million, to $635.5 million in 2021 compared to $522.8 million in 2020. The increase from the prior year was the result of continued pricing increases to better align price to inputs costs resulting from inflation, along with strong demand and participation gains that offset challenges from supply chain dynamics. Sales generated by our 2020 acquisition of Architectural Mailboxes also contributed $23.9 million to the increase in the current year.
Net sales in our Agtech segment decreased 4.9%, or $10.3 million, to $199.2 million in 2021 compared to $209.5 million in 2020. The revenue decline of $10.3 million was the result of project delays in our cannabis businesses due to supply chain disruptions, along with state licensing and permit delays. Partially offsetting the decrease was growth in our commercial greenhouse business across its core product lines, along with $4.6 million of sales generated by the prior year acquisitions of Thermo and Delta Separations. Order backlog increased modestly over the prior year with continued strength in its produce and commercial businesses.

Net sales in our Infrastructure segment increased 17.4%, or $10.8 million, to $73.0 million in 2021 compared to $62.2 million in 2020. Demand for fabricated and non-fabricated products increased in the current year as the economy strengthened and state project funding improved. Management expects to see the impact of incremental government spending on infrastructure resulting from the federal infrastructure bill toward the end of 2022. Backlog remained strong increasing 12% compared to the prior year.
Our consolidated gross margin decreased to 21.6% for 2021 compared to 24.8% for 2020. This decrease was largely the result of lower gross margins generated from our recent acquisitions as we continue to integrate them operationally, including the impact of backlog amortization and integration costs. In addition, the timing and alignment of higher input costs to price increases, supply chain disruptions, and shifts in project timing in the Renewables and Agtech segments contributed to the decline, along with costs incurred related to the discontinuation of our organic solar tracker solution as we migrate towards the solution offered by our recently acquired TerraSmart business. Partially offsetting the decrease was improved operating execution compared to the prior year.
Selling, general, and administrative ("SG&A") expenses increased by $35.6 million, or 23.8%, to $184.7 million for 2021 from $149.2 million for 2020. The $35.6 million increase was primarily due to $23.7 million of incremental SG&A expenses recorded year over year for our recent acquisitions and transaction costs to complete those acquisitions. During 2021, we have invested in our organization to ensure the ability to scale the business, enhance safety protocols and drive performance. Furthermore, healthcare costs increased year over year as prior year spend was down due to COVID-19 related closures of medical facilities, while the current year spend was impacted by deferred treatments due to those closures. Despite the above increases, SG&A expenses as a percentage of net sales decreased to 13.8% for 2021 compared to 14.4% for 2020.
During 2021, we recognized intangible asset impairment charges of $8.3 million. The impairment was the result of a rebranding initiative in 2021 that resulted in the discontinuation of certain indefinite-lived trademarks in our Agtech segment.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

	2021		2020		Total Change
Income from operations:
Renewables	$20,158	4.7%	$30,105	12.6%	$(9,947)
Residential	105,821	16.7%	94,430	18.1%	11,391
Agtech	(931)	(0.5)%	10,633	5.1%	(11,564)
Infrastructure	8,911	12.2%	7,233	11.6%	1,678
Unallocated Corporate Expenses	(36,971)	(2.8)%	(35,211)	(3.4)%	(1,760)
Consolidated income from operations	$96,988	7.2%	$107,190	10.4%	$(10,202)

The Renewables segment generated an operating margin of 4.7% in 2021 compared to 12.6% in 2020. The decrease in operating margin was the combined expected lower margins generated by our recent acquisitions, the result of backlog amortization and integration costs, as we continue to integrate them operationally and the result of costs incurred during the current year related to the discontinuation of our organic solar tracker solution. Additionally contributing to the decrease, was the impact of timing and alignment of price to input costs, the result of continued and unanticipated inflation, and field project management inefficiencies associated with market supply disruptions. Partially offsetting the lower margin is improvement resulting from lean quote-to-cash initiatives.

Our Residential segment operating margin decreased to 16.7% in 2021 compared to 18.1% in 2020. The decrease in operating margin was the result of accelerated inflation, material and labor availability and the timing and alignment of price actions and input costs. We have implemented multiple price increases which has resulted in a return in improved alignment in the fourth quarter of the year. Partially offsetting the lower margin is continued solid execution resulting from 80/20 productivity initiatives.

The Agtech segment generated an operating margin of (0.5)% in 2021 compared to 5.1% in 2020. The decrease in operating margin was the combined impact of the $8.3 million intangible asset impairment charge in the current year related to indefinite-lived trademarks, due to a rebranding initiative this year that resulted in the discontinuation of certain indefinite-lived trademarks, along with impact of delays in project schedules, higher input costs, supply chain and logistical challenges incurred in the current year.
Our Infrastructure segment operating margin increased to 12.2% in 2021 compared to 11.6% in 2020. The increase in operating margin year over year was the result of higher margin mix, and continued investment in 80/20 productivity initiatives, partially offset by unfavorable alignment of pricing to input costs, the result of steel inflation and labor availability challenges.
Unallocated corporate expenses increased $1.8 million, or 5.0%, for 2021 from $35.2 million for 2020 to $37.0 million for 2021. During 2021, we have invested in our organization to ensure the ability to scale the business and drive performance. Furthermore, healthcare costs increased year over year as prior year spend was down due to COVID-19 related closures of medical facilities in 2020, while the current year spend was impacted by deferred treatments due to those closures.
Interest expense increased $0.9 million to $1.6 million for 2021 from $0.7 million for 2020. The increase in expense was primarily due to the outstanding balance on the Company's revolving credit facility throughout 2021, compared to no outstanding borrowings until the last day of 2020 which resulted from funds borrowed to help finance the acquisition of TerraSmart closed on December 31, 2020. The outstanding balances on the revolving credit facility were $23.8 million and $85.0 million as of December 31, 2021, and 2020, respectively.
The Company recorded other income of $4.2 million in 2021 and $1.3 million in 2020.. The $2.9 million increase from the prior year was largely the result of a $4.7 million gain recognized on the sale of securities received from the sellers of Thermo to settle indemnification claims, while the prior year reflected a $1.9 million pre-tax gain on the sale of the Company's self-guided apartment tour application business within the Residential segment.
We recognized a provision for income taxes of $25.0 million, an effective tax rate of 25.2%, for 2021 compared with a provision for income taxes of $24.5 million, an effective tax rate of 22.7%, for 2020. The effective tax rates for 2021 and 2020 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Liquidity and Capital Resources
The following table sets forth our liquidity position as of:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$12,849	$32,054
Availability on revolving credit facility	369,305	309,175
	$382,154	$341,229

Sources of Liquidity

We believe that our cash on hand and available borrowing capacity provided under our Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") provide us with ample liquidity and capital resources to invest in operational excellence, growth initiatives and the development of our organization. We have been able to weather the economic impacts of the COVID-19 pandemic and the broader market dynamics in 2021, including the current inflationary cost environment, while continuing to make investments that support our strategy. We continue to remain focused on managing our working capital, closely monitoring customer credit and collection activities, and working to extend payment terms. We have managed our liquidity in the current inflationary cost environment through price management strategies that have allowed us to continue to generate cash from operations. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and growth initiatives for the foreseeable future.

Our Senior Credit Agreement provides the Company with liquidity for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2021, our foreign subsidiaries held $11.3 million of cash.

Outstanding balances on our revolving credit facility under our Senior Credit Agreement accrue interest at a rate based on LIBOR plus an additional margin. We do not expect a material change in interest expense as a result of transitioning from a LIBOR rate to a new reference rate. See Note 9 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K for further information on the Company’s Senior Credit Agreement.

Uses of Cash / Cash Requirements

Our material short-term cash requirements primarily include accounts payable, certain employee and retiree benefit-related obligations, operating lease obligations, interest payments on outstanding debt, repayments of borrowing on our revolving credit facility, capital expenditures, and other purchase obligations originating in the normal course of business for inventory purchase orders and contractual service agreements. Our principal capital requirements are to fund our operations' working capital and capital improvements and to provide capital for acquisitions. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. We intend to fund our cash requirements through cash generated from operations and, as necessary, from the availability on our revolving credit facility. See Notes 8, 10, 12, 18 and 20 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K for further detail on the Company's accrued expenses, employee and retiree benefit-related obligations, operating lease obligations and historical capital expenditures.

During 2020, we opted to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), which allowed us to retain $4.4 million in cash during 2020 that would have otherwise been remitted to the federal government. The deferred tax payments were required to be repaid in two installments occurring near the end of each year 2021 and 2022, of which $1.9 million was repaid in 2021 and the remaining $2.5 million will be repaid by the end of 2022.

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

Cash Flows

The following table sets forth selected cash flow data for the years ended December 31 (in thousands):

	2021	2020
Cash provided by (used in):
Operating activities of continuing operations	$25,072	$73,016
Investing activities of continuing operations	24,714	(324,677)
Financing activities of continuing operations	(66,612)	79,463
Discontinued operations	(2,178)	14,055
Effect of exchange rate changes	(201)	(1,166)
Net decrease in cash and cash equivalents	$(19,205)	$(159,309)

Operating Activities

Net cash provided by operating activities of continuing operations for 2021 of $25.1 million consisted of income from continuing operations of $74.5 million, non-cash net charges totaling $54.6 million, which include depreciation, amortization, intangible asset impairment, stock compensation, and other non-cash charges, offset by a net investment in working capital and other net assets of $104 million. The investment in working capital and other net assets was largely due to increases in inventory and accounts payable due to higher inventory input costs, such as raw materials and freight, and provisioning for potential supply chain disruptions, along with increases in accounts receivable due to the timing of invoicing project-based customers, partially offset by a decrease in accrued expenses.

Net cash provided by operating activities of continuing operations for 2020 of $73.0 million consisted of income from continuing operations of $83.3 million, non-cash net charges totaling $33.4 million, which include depreciation, amortization, gain on sale of business, stock compensation, and other non-cash charges, offset by a net investment in working capital and other net assets of $43.7 million. The investment in working capital and other net assets was largely due to an investment of $42.4 million in Thermo, one of our recent acquisitions, which was undercapitalized at purchase, along with a decrease in accrued expenses and other non-current liabilities correlated to the timing of customer billings and payments.

Investing Activities

Net cash provided by investing activities of continuing operations for 2021 of $24.7 million consisted of net proceeds of $38.1 million from the sale of the Company's Industrial business in the first quarter of 2021, $4.1 million from the receipt of a final working capital settlement from the prior year acquisition of TerraSmart, and proceeds of $0.2 million from the sale of property and equipment, offset by capital expenditures of $17.7 million.

Net cash used in investing activities of continuing operations for 2020 of $324.7 million consisted of net cash paid of $313.7 million for the acquisitions of five businesses in 2020 and capital expenditures of $13.1 million, partially offset by net proceeds of $2.0 million from the sale of a business within the Residential segment and proceeds of $0.1 million from the sale of property and equipment.

Financing Activities

Net cash used in financing activities for 2021 of $66.6 million was consisted of $120.6 million in payments on long-term debt and $6.5 million of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans, offset by $59.5 million in proceeds from borrowing on our long-term credit facility and $1.0 million from the issuance of common stock from stock option exercises during the year.

Net cash provided by financing activities for 2020 of $79.5 million was primarily driven by proceeds from a draw on our revolving credit facility of $85 million, as well as the $1.1 million in net proceeds from stock option exercises, offset by $6.6 million in common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans.

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
Our most critical accounting estimates that require the most difficult, subjective and complex judgments include:

•revenue recognition on contracts;
•the estimation of fair value for acquired assets and liabilities assumed in business combination transactions; and
•the assessment of recoverability of goodwill and other indefinite-lived intangible assets.
Management reviews these estimates on a regular basis and makes adjustments based on historical experience, current conditions, and future expectations. Management believes these estimates are reasonable, but actual results could differ from these estimates.

Revenue Recognition on Contracts
The vast majority of our sales contracts are for standard products with revenue recognized at the point in time we transfer control to the customer. The point in time we transfer control is based on when we determine the customer has legal title, significant risks and rewards of ownership of the asset, and we have a present right to payment for the product. However, revenue representing 47%, 40% and 41% of our 2021, 2020 and 2019 consolidated net sales, respectively, was recognized over time under the cost-to-cost method as we satisfied our performance obligations. This method of revenue recognition pertains to activities within the Renewables, Agtech, and Infrastructure segments.

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

Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing
Our goodwill and indefinite-lived intangible asset balances of $510.9 million and $52.7 million, respectively, which in aggregate represent 46% of total assets as of December 31, 2021, are subject to impairment testing. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.
We test goodwill for impairment at the reporting unit level. We identify our reporting units by assessing whether the components of our Company constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We have eight reporting units, all of which have goodwill. We test our indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible asset, determined using a discounted cash flow model, with its carrying amount.
During interim periods, we evaluate the potential for goodwill and indefinite-lived intangible asset impairment using a qualitative assessment by considering factors such as, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, changes in key personnel, and overall financial performance. Upon completing this assessment, if it is determined that it is more likely than not that the fair value is less than its carrying value, we proceed to a quantitative impairment test. During the interim periods of 2021, we concluded that no indicators of impairment existed at interim dates and did not perform any quantitative interim impairment tests related to goodwill and indefinite-lived intangible assets.

The Company conducts its annual impairment test on all eight reporting units as of October 31, during which we test goodwill and other indefinite-lived intangible assets for impairment. On an annual basis, the quantitative goodwill impairment test consists of comparing the fair value of a reporting unit with the carrying amount of the reporting unit including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit. The assumptions used to determine the fair value of our indefinite-lived intangible assets are consistent with the assumptions employed in the determination of the fair values of our reporting units. An impairment loss would be recognized for the carrying amount in excess of its fair value. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method.

The annual quantitative impairment tests require subjective and complex judgment due to the significant estimation required in determining the fair value of the reporting units and the fair value of indefinite-lived intangible assets. Reporting unit fair value estimates include significant assumptions such as: revenue growth rates, operating margins, estimated royalty rates, company-specific risk premiums used in the weighted-average cost of capital, and EBITDA multiples, which are affected by expectations about future market or economic conditions. The Company performs sensitivity analyses on significant assumptions to evaluate how changes in the estimated fair values of reporting units and indefinite-lived intangible assets respond to changes in assumptions, specifically the revenue growth rates and the weighted-average cost of capital.

As a result of our quantitative testing, none of the reporting units as of our testing date had carrying values in excess of their fair values, nor were any of the reporting units "at-risk" of impairment. The Company quantitatively defines "at risk" as a percentage of the excess of the reporting unit's fair value over its carrying amount that is less than 10%. An "at risk" reporting unit qualitatively represents a reporting unit with a higher degree of uncertainty of the reporting unit's ability to meet its forecasted cash flows based upon revenue growth rate and operating margin assumptions relied upon in the estimation of its fair value. There were no impairment charges against goodwill recorded during the years ended December 31, 2021, 2020, and 2019.

During 2021, the Company recognized $8.3 million of impairment charges on our indefinite-lived intangible assets, due to a rebranding initiative resulting in the discontinuation of two indefinite-lived trademarks in our Agtech segment. The Company did not recognize any impairment charges on our indefinite-lived intangible assets in 2020 and 2019.
Recent Accounting Pronouncements

See Note 1 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information on recent accounting pronouncements in accordance with U.S. generally accepted accounting principles.

In 2020, the SEC issued a final rule about Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, which became effective on February 10, 2021. The rule intends to eliminate duplicate disclosures and to improve and simplify the disclosures within Management's Discussion and Analysis Items 301, 302 and 303. Early adoption is permitted on an Item-by-Item basis, provided that the Company complies fully with all areas of that Item. We elected early adoption of the amendments of Item 301 in our Annual Report on Form 10-K for the year ended December 31, 2020 and adopted requirements of Items 302 and 303 in our Annual Report on Form 10-K for this year ended December 31, 2021.

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

Raw Material Pricing Risk
We are subject to market risk exposure related to volatility in the price of our principal raw materials of steel, aluminum and resins, which are cyclical in nature and have been historically volatile. Exposure to commodity price fluctuations are generally managed through alignment of our materials costs with pricing to customers by passing increases in raw material costs through to our customers and maintaining inventory levels not in excess of our production requirements. We may experience unfavorable cost-price alignment if increases in these raw material costs cannot be partially or fully passed on to customers, or if the timing of price increases lags behind the raw material cost increases.

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on our 2021 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative products, which could impact our ability to pass commodity costs to our customers.

Interest Rate Risk
Given the relatively low borrowing levels, the Company currently utilizes variable interest rate debt to manage interest rate risk, and would consider utilizing fixed rate debt if borrowings were expected to be outstanding for an extended period of time. As of December 31, 2021, our variable rate debt consists of borrowings under our revolving credit facility of $24.5 million and was the only debt that remained outstanding at year end. In order to manage interest rate risk, the Company will continue to monitor changes in its debt levels and access to capital ensuring interest rate risk is appropriately managed.

At December 31, 2021, our available variable rate debt consisted primarily of the revolving credit facility under the Company's Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement"), of which $24.5 million was outstanding on the revolving credit facility as of December 31, 2021. Borrowings under the revolving credit facility bore interest at a variable interest rate based upon the LIBOR plus an additional margin. A hypothetical 1% increase or decrease in interest rates would have changed the 2021 interest expense by $0.5 million.

The interest rate on our borrowings under the Senior Credit Agreement is based on LIBOR which will be entirely discontinued after June 30, 2023. We do not expect a material change in interest expense as a result of any future discontinuation and transition from LIBOR.

Foreign Exchange Risk
The Company has foreign exchange risk due to our international operations, primarily in Canada and Asia, and through sales to and purchases from foreign customers and vendors. Changes in the values of currencies of foreign countries affect our financial position and cash flows when translated into U.S. dollars. The Company principally manages its exposures to many of these foreign exchange rate risks solely through management of its core business activities. We cannot accurately calculate the pre-tax impact that a one percent change in the exchange rates of foreign currencies would have on our 2021 operating results as the changes in exchange rates would impact the cost of materials, the U.S. dollar revenue equivalents, and potentially the prices offered to our overseas customers.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gibraltar Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Revenue Recognition on Contracts
Description of the Matter
During the year ended December 31, 2021, the amount of revenue recognized over time was $628.0 million. As discussed in Note 1 to the consolidated financial statements, the Company’s revenue on contracts is accounted for based on the cost-to-cost input measure of progress, whereby the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

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

Accounting for Acquisitions
Description of the Matter
As discussed in Note 6 of the consolidated financial statements, during 2020, the Company completed five acquisitions in separate transactions, for which the aggregate consideration was $309.0 million. All five transactions were accounted for as business combinations.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation uncertainty in the Company’s determination of the fair values of the acquired intangible assets aggregating $102.2 million. The Company used discounted cash flow methods and independent market appraisals to estimate the fair value of acquired intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates, customer attrition, and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and operating profit margin). The significant assumptions related to estimating the fair value of the intangible assets above are forward looking and could be affected by future economic market conditions.

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

To test the fair value of the estimated fair value of the acquired intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company’s valuation specialists and evaluating the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guidelines used by companies within the same industry. We involved our valuation specialists to assist in our evaluation of the methodology used by the Company and significant assumptions and to assist with reconciling the prospective financial information with other prospective financial information prepared by the Company.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2005.

Boston, Massachusetts
February 23, 2022

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales	$1,339,783	$1,032,578	$898,233
Cost of sales	1,049,772	776,235	678,336
Gross profit	290,011	256,343	219,897
Selling, general, and administrative expense	184,723	149,153	139,085
Intangible asset impairment	8,300	—	—
Income from operations	96,988	107,190	80,812
Interest expense, net	1,639	703	2,323
Other (income) expense	(4,213)	(1,272)	408
Income before taxes	99,562	107,759	78,081
Provision for income taxes	25,046	24,468	18,153
Income from continuing operations	74,516	83,291	59,928
Discontinued operations:
Income (loss) before taxes	1,479	(16,602)	6,682
Provision for income taxes	366	2,123	1,519
Income (loss) from discontinued operations	1,113	(18,725)	5,163
Net income	$75,629	$64,566	$65,091
Net earnings per share – Basic:
Income from continuing operations	$2.27	$2.55	$1.85
Income (loss) from discontinued operations	0.03	(0.57)	0.16
Net income	$2.30	$1.98	$2.01
Weighted average shares outstanding – Basic	32,873	32,664	32,389
Net earnings per share – Diluted:
Income from continuing operations	$2.25	$2.53	$1.83
Income (loss) from discontinued operations	0.04	(0.57)	0.16
Net income	$2.29	$1.96	$1.99
Weighted average shares outstanding – Diluted	33,054	32,918	32,722

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$75,629	$64,566	$65,091
Other comprehensive income (loss):
Foreign currency translation adjustment	2,512	3,301	1,766
Adjustment to post-retirement benefit liability, net of tax	136	(371)	77
Other comprehensive income	2,648	2,930	1,843
Total comprehensive income	$78,277	$67,496	$66,934

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$12,849	$32,054
Accounts receivable, net of allowance of $3,738 and $3,529, respectively	236,444	197,990
Inventories, net	176,207	98,307
Prepaid expenses and other current assets	21,467	19,671
Assets of discontinued operations	—	77,438
Total current assets	446,967	425,460
Property, plant, and equipment, net	96,885	89,562
Operating lease assets	18,120	25,229
Goodwill	510,942	514,279
Acquired intangibles	141,504	156,365
Other assets	483	1,599
	$1,214,901	$1,212,494
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$172,286	$134,738
Accrued expenses	67,993	83,505
Billings in excess of cost	46,711	34,702
Liabilities of discontinued operations	—	49,295
Total current liabilities	286,990	302,240
Long-term debt	23,781	85,636
Deferred income taxes	40,278	39,057
Non-current operating lease liabilities	11,390	17,730
Other non-current liabilities	27,204	24,026
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 and 50,000 shares in 2021 and 2020; 33,799 and 33,568 shares issued and outstanding in 2021 and 2020	338	336
Additional paid-in capital	314,541	304,870
Retained earnings	545,572	469,943
Accumulated other comprehensive income (loss)	187	(2,461)
Cost of 1,107 and 1,028 common shares held in treasury in 2021 and 2020	(35,380)	(28,883)
Total stockholders’ equity	825,258	743,805
	$1,214,901	$1,212,494

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income	$75,629	$64,566	$65,091
Income (loss) from discontinued operations	1,113	(18,725)	5,163
Income from continuing operations	74,516	83,291	59,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,966	20,915	17,557
Intangible asset impairment	8,300	—	—
Gain on sale of business	—	(1,881)	—
Stock compensation expense	8,652	8,173	12,570
Exit activity costs, non-cash	1,193	493	408
Provision for deferred income taxes	2,968	3,786	4,120
Other, net	1,570	1,944	5,399
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(41,887)	2,277	(11,256)
Inventories	(85,763)	(5,719)	14,272
Other current assets and other assets	(426)	5,467	(9,306)
Accounts payable	38,367	(1,160)	4,804
Accrued expenses and other non-current liabilities	(14,384)	(44,570)	14,040
Net cash provided by operating activities of continuing operations	25,072	73,016	112,536
Net cash (used in) provided by operating activities of discontinued operations	(2,002)	16,088	17,399
Net cash provided by operating activities	23,070	89,104	129,935
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(17,705)	(13,068)	(8,776)
Acquisitions, net of cash acquired	4,143	(313,686)	(8,595)
Net proceeds from sale of property and equipment	214	77	92
Net proceeds from sale of business	38,062	2,000	—
Net cash provided by (used in) investing activities of continuing operations	24,714	(324,677)	(17,279)
Net cash used in investing activities of discontinued operations	(176)	(2,033)	(2,394)
Net cash provided by (used in) investing activities	24,538	(326,710)	(19,673)
Cash Flows from Financing Activities
Long-term debt payments	(120,636)	—	(212,000)
Proceeds from long-term debt	59,500	85,000	—
Payment of debt issuance costs	—	—	(1,235)
Purchase of common stock at market prices	(6,497)	(6,656)	(4,305)
Net proceeds from issuance of common stock	1,021	1,119	490
Net cash (used in) provided by financing activities	(66,612)	79,463	(217,050)
Effect of exchange rate changes on cash	(201)	(1,166)	1,145
Net decrease in cash and cash equivalents	(19,205)	(159,309)	(105,643)
Cash and cash equivalents at beginning of year	32,054	191,363	297,006
Cash and cash equivalents at end of year	$12,849	$32,054	$191,363
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	32,887	$329	$282,525	$338,995	$(7,234)	796	$(17,922)	$596,693
Net income	—	—	—	65,091	—	—	—	65,091
Foreign currency translation adjustment	—	—	—	—	1,766	—	—	1,766
Minimum post retirement benefit plan adjustments, net of taxes of $24	—	—	—	—	77	—	—	77
Stock compensation expense	—	—	12,570	—	—	—	—	12,570
Cumulative effect of accounting change	—	—	—	1,582	—	—	—	1,582
Net settlement of restricted stock units	255	3	(3)	—	—	110	(4,305)	(4,305)
Issuance of restricted stock units	8	—	—	—	—	—	—	—
Stock options exercised	42	—	490	—	—	—	—	490
Balance at December 31, 2019	33,192	$332	$295,582	$405,668	$(5,391)	906	$(22,227)	$673,964
Net income	—	—	—	64,566	—	—	—	64,566
Foreign currency translation adjustment	—	—	—	—	3,301	—	—	3,301
Minimum post retirement benefit plan adjustments, net of taxes of $116	—	—	—	—	(371)	—	—	(371)
Stock compensation expense	—	—	8,173	—	—	—	—	8,173
Cumulative effect of accounting change	—	—	—	(291)	—	—	—	(291)
Net settlement of restricted stock units	296	4	(4)	—	—	122	(6,656)	(6,656)
Issuance of restricted stock units	4	—	—	—	—	—	—	—
Stock options exercised	76	—	1,119	—	—	—	—	1,119
Balance at December 31, 2020	33,568	$336	$304,870	$469,943	$(2,461)	1,028	$(28,883)	$743,805
Net income	—	—	—	75,629	—	—	—	75,629
Foreign currency translation adjustment	—	—	—	—	2,512	—	—	2,512
Minimum post retirement benefit plan adjustments, net of taxes of $43	—	—	—	—	136	—	—	136
Stock compensation expense	—	—	8,652	—	—	—	—	8,652
Net settlement of restricted stock units	192	2	(2)	—	—	79	(6,497)	(6,497)
Issuance of restricted stock units	3	—	—	—	—	—	—	—
Stock options exercised	36	—	1,021	—	—	—	—	1,021
Balance at December 31, 2021	33,799	$338	$314,541	$545,572	$187	1,107	$(35,380)	$825,258

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

Use of estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates due to uncertainty in current economic environment.

Segment Reporting
The Company has four reportable segments: Renewables, Residential, Agtech and Infrastructure. In 2021, the Company's former Renewable Energy and Conservation segment was divided into two segments, Renewables and Agtech. For further disclosure regarding the Company's reportable segments, refer to Note 20 "Segment Information."

Revenue recognition
Revenue is recognized when, or as, the Company transfers control of promised products or service to a customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those products or service.

Performance obligations satisfied at a point in time and significant judgments

The majority of the Company's revenue from contracts with customers is recognized when the Company transfers control of the promised product at a point in time, which is determined when the customer has legal title and the significant risks and rewards of ownership of the asset, and the Company has a present right to payment for the product. The Company allocates the transaction price, which is generally the quoted price per terms of the contract and the consideration the Company expects to receive, to each performance obligation. These products are generally sold with rights of return and these contracts may provide other credits or incentives, which are accounted for as variable consideration. Sales returns, allowances, and customer incentives, including rebates, are treated as reductions to the sales transaction price and based largely on an assessment of all information (i.e., historical, current and forecasted) that is reasonably available to the Company, and estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

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

For the above contracts with customers with respect to which the Company satisfies a performance obligation over time, the Company recognizes revenue based on the extent of progress towards completion of the performance obligation using the cost-to-cost measure of progress. Under the cost-to-cost measure of progress, for which the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recognized proportionally as costs are incurred.

Costs to fulfill a contract include all direct costs related to contract performance. Selling and administrative expenses are charged to operations as incurred. Provision for loss on an uncompleted performance obligation is recognized in the period in which such loss is determined.

The Company regularly reviews the progress under the cost-to-cost method and any adjustments are recognized as necessary. Changes in estimates are recognized as they become known using cumulative catch-up basis.

The Company also recognizes revenues from services contracts over time. The Company recognizes revenue over time during the term of the agreement as the customer is simultaneously receiving and consuming the benefits provided throughout the Company's performance. Therefore due to control transferring over time, the Company recognizes revenue on a straight-line basis throughout the contract period.

Contract assets and contract liabilities

Contract assets primarily represents revenue recognized for performance obligations that have been satisfied but for which amounts receivable have not been billed. These are included as current assets and included within accounts receivable on the Company's consolidated balance sheet. Contract liabilities include payments received from customers in advance of the satisfaction of performance obligations for a contract. The Company does not consider contract advances to be significant financing components as the intent of these payments in advance are for reasons other than providing a significant financing benefit and are customary in the Company's industry. Unearned revenue relates to payments received in advance of performance under the contract and is recognized when the Company performs under the contract. Unearned revenue is presented within accrued expenses in the Company's consolidated balance sheets.

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

The following table summarizes activity recorded within the allowance for doubtful accounts and contract assets balances for the years ended December 31 (in thousands):

	2021	2020	2019
Beginning balance	$3,529	$5,951	$6,170
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings at January 1, 2020	—	385	—
Bad debt expense, net of recoveries	898	1,321	2,577
Accounts written off against allowance and other adjustments	(689)	(4,128)	(2,796)
Ending balance	$3,738	$3,529	$5,951

Concentrations of credit risk in accounts receivable are limited to those from significant customers that are believed to be financially sound. As of December 31, 2021 and 2020, the Company's most significant customer is a home improvement retailer. The home improvement retailer purchases from the Residential segment. Accounts receivable as a percentage of consolidated accounts receivable from the home improvement retailer was 14% and 11% as of December 31, 2021 and 2020, respectively. Net sales to the home improvement retailer as a percentage of consolidated net sales were 13% during the year ended December 31, 2021 and 14% during each of the years ended December 31, 2020 and 2019.

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

The table below sets forth the depreciation expense recognized during the years ended December 31 (in thousands):

	2021	2020	2019
Depreciation expense	$13,110	$11,252	$10,666

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

The Company also tests its indefinite-lived intangible assets for impairment on an annual basis as of October 31, or more frequently if an event occurs, or circumstances change, that indicate that the fair value of an indefinite-lived intangible asset could be below its carrying value. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using discounted cash flows on a relief-from-royalty basis, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. Acquired identifiable intangible assets are recorded at cost. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives. For additional disclosure of the Company's goodwill and other intangible assets refer to Note 7 "Goodwill and Related Intangible Assets."

Impairment of long-lived assets
Long-lived assets, including acquired identifiable intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. In specific situations, when the Company has selected individual assets to be sold or scrapped, the Company obtains market value data for those specific assets and measures and records the impairment loss based on such data. Otherwise, the Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. For additional disclosure on impairment of the Company's long-lived assets refer to Note 7 "Goodwill and Related Intangible Assets" and Note 15 "Exit Activity Costs and Asset Impairments."

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

Advertising
The Company expenses advertising costs as incurred. For the years ended December 31, 2021, 2020 and 2019, advertising costs were $8.0 million, $7.2 million, and $5.7 million, respectively.

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

The standard was effective for the Company as of January 1, 2021. The Company adopted the amendments in this update and the adoption did not have a material impact to the Company’s financial statements.

Date of adoption: Q1 2021

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2020-04 Reference Rate Reform (Topic 842), Facilitation of Effects of Reference Rate Reform on Financial Reporting, and ASU No. 2021-01 Reference Rate Reform (Topic 842), Scope	The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued as a result of reference rate reform. The expedients and exceptions provided by the amendments in ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022 The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.
The amendments in these updates are effective as of March 12, 2020 through December 31, 2020, and may be applied retrospectively to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date the financial statements are available to be issued. The adoption of the amendments in these updates are not expected to have a material impact on the Company's financial statements.

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.

(2) ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31 consisted of the following (in thousands):

	2021	2020
Trade accounts receivable	$185,745	$174,604
Costs in excess of billings	54,437	26,915
Total accounts receivables	240,182	201,519
Less allowance for doubtful accounts	(3,738)	(3,529)
Accounts receivable, net	$236,444	$197,990

Refer to Note 3 "Revenue" concerning the Company's costs in excess of billings.

(3)    REVENUE

Sales includes revenue from contracts with customers for designing, engineering, manufacturing and installation of solar racking systems; electrical balance of systems; roof and foundation ventilation products; centralized mail systems and electronic package solutions; retractable awnings; gutter guards; rain dispersion products; trims and flashings and other accessories; designing, engineering, manufacturing and installation of greenhouses; botanical extraction systems; structural bearings; expansion joints; pavement sealant; elastomeric concrete; and bridge cable protection systems.

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

As of December 31, 2021, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less. Additionally, as of December 31, 2021 and 2020, there were no assets recognized related to incremental costs of obtaining a contract with a customer as the benefits of these costs are not expected to exceed one year.

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

	2021	2020	2019
Costs in excess of billings	$54,437	$26,915	$20,607
Billings in excess of cost	(46,711)	(34,702)	(47,598)
Unearned revenue	(3,681)	(21,325)	(15,389)

Revenue recognized during the years ended December 31, 2021, 2020, and 2019 that was in contract liabilities at the beginning of the respective periods was $53.0 million, $57.8 million, and $27.5 million, respectively.

The increase in costs in excess of billings as of December 31, 2021 compared to December 31, 2020 was primarily due to the timing of the Company's right to invoice customers for performance satisfied by the Company for significant contracts in the Renewables and Agtech segments near the end of December 31, 2021. At December 31, 2020, costs in excess of billings, billings in excess of cost, and unearned revenue included approximately

$6.8 million, $12.4 million, and $9.0 million, respectively, from acquisitions during the year ended December 31, 2020.
(4) INVENTORIES
Inventories at December 31 consisted of the following (in thousands):

	2021	2020
Raw material	$135,558	$66,018
Work-in-process	5,858	5,382
Finished goods	39,256	31,205
Gross inventory	$180,672	$102,605
Less reserves	(4,465)	(4,298)
Total inventories	$176,207	$98,307

The Company's gross inventory balances are reduced by reserves for excess, obsolete and slow moving inventory and estimates for determining net realizable value of the inventory that are reported on a net basis on the Company's consolidated balance sheet.

The increase in the Company's total inventories balance as of December 31, 2021 from December 31, 2020 was largely the result of higher input costs, including raw material costs and in-bound freight, as compared to prior year, along with higher levels of inventory carried to accommodate for supply chain challenges in procuring adequate inventory to meet customer needs.

The following table summarizes activity recorded within the reserve for excess, obsolete and slow moving inventory for the years ended December 31 (in thousands):

	2021	2020	2019
Beginning balance	$4,161	$3,463	$2,971
Excess, obsolete and slow moving inventory expense	215	355	1,134
Scrapped inventory and other adjustments	24	343	(642)
Ending balance	$4,400	$4,161	$3,463
(5) PROPERTY, PLANT, AND EQUIPMENT
Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2021	2020
Land and land improvements	$4,634	$4,605
Building and improvements	42,526	41,164
Machinery and equipment	194,015	188,853
Construction in progress	20,293	10,458
Property, plant, and equipment, gross	261,468	245,080
Less: accumulated depreciation	(164,583)	(155,518)
Property, plant, and equipment, net	$96,885	$89,562

(6) ACQUISITIONS

2020 Acquisitions

During the year ended December 31, 2020, the Company acquired five businesses in separate transactions, described further below, two of which are included within the Company's Renewables segment, two in our Agtech segment, and one in our Residential segment. The purchase consideration for each acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values.

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

The purchase price for the TerraSmart acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has completed the process to confirm the existence, condition and completeness of assets acquired and liabilities assumed to establish fair values of the assets acquired and liabilities assumed to determine the amount of goodwill to be recognized as of the date of acquisition. The final determination of the fair value of certain assets and liabilities was completed within a measurement period of up to one year from the date of acquisition. The excess consideration was recorded as goodwill and approximated $141.0 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the domestic solar energy market.

The allocation of the TerraSmart purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$1,491
Working capital	5,569
Property, plant and equipment	11,446
Acquired intangible assets	64,150
Other assets	1,854
Other liabilities	(1,640)
Goodwill	140,997
Fair value of purchase consideration	$223,867

The intangible assets acquired in the TerraSmart acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$20,830	Indefinite
Technology	1,940	12 years
Customer relationships	35,110	12 years
Backlog	6,270	Less than 1 year
Total	$64,150

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

On October 15, 2020, the Company purchased substantially all of the assets of Architectural Mailboxes LLC ("Architectural Mailboxes"), a complementary addition to Gibraltar's existing mail and package solutions business within the Residential segment, for a purchase consideration of $26.9 million, which includes a working capital adjustment and certain other adjustments provided for in the asset purchase agreement. The results of Architectural Mailboxes have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential segment. The excess consideration was recorded as goodwill and approximated $7.4 million, all of which is deductible for tax purposes.

On February 13, 2020, the Company purchased substantially all of the assets of Delta Separations, LLC, a California limited liability company, and Teaching Tech, LLC, a California limited liability company (collectively, "Delta Separations") for a purchase consideration of $47.1 million, which includes a working capital adjustment and certain other adjustments provided for in the asset purchase agreement. Delta Separations was a privately-held engineering company primarily engaged in the assembly and sale of centrifugal ethanol-based extraction systems. The results of Delta Separations have been included in the Company's consolidated financial results since the date of acquisition within the Company's Agtech segment. The excess consideration was recorded as goodwill and approximated $32.2 million, all of which is deductible for tax purposes.

On January 15, 2020, the Company purchased substantially all of the assets of Thermo Energy Systems Inc. ("Thermo"), a Canadian-based, privately held provider of commercial greenhouse solutions in North America providing growing infrastructure for the plant based organic food market, for a purchase consideration of $7.3 million. The results of Thermo have been included in the Company's consolidated financial results since the date of acquisition within the Company's Agtech segment. The excess consideration recorded as goodwill approximated $19.1 million, all of which is deductible for tax purposes.

The allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed in the acquisitions of Sunfig, Architectural Mailboxes, Delta Separations and Thermo is as follows as of the respective date of the acquisition (in thousands):

Cash	$179
Working capital	(15,377)
Property, plant and equipment	1,740
Acquired intangible assets	38,066
Other current assets	1,528
Other assets	2,381
Other liabilities	(5,576)
Goodwill	62,161
Fair value of purchase consideration	$85,102

Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the respective markets.

The intangible assets acquired in the acquisitions of Sunfig, Architectural Mailboxes, Delta Separations and Thermo consisted of the following as of the respective date of the acquisition (in thousands):

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

The intangible assets acquired in this acquisition consisted of the following as of the date of the acquisition (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$1,400	Indefinite
Technology	900	7 years
Customer relationships	700	6 years
Total	$3,000

The acquisition of TerraSmart was financed through a combination of cash on hand and borrowings under the Company's revolving credit facility. The acquisitions of Sunfig, Architectural Mailboxes, Delta Separations, Thermo and Apeks were funded from cash on hand.

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
The acquisition-related costs consisted of the following for the years ended December 31 (in thousands):

	2021	2020	2019
Cost of sales	$—	$634	$401
Selling, general and administrative costs	949	3,230	1,517
Total acquisition related costs	$949	$3,864	$1,918

(7) GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2019	$44,816	$198,075	$32,786	$31,678	$307,355
Acquired goodwill	147,004	7,377	50,862	—	205,243
Adjustments to prior year acquisitions	—	—	578	—	578
Foreign currency translation	707	—	396	—	1,103
Balance at December 31, 2020	$192,527	$205,452	$84,622	31,678	$514,279
Adjustments to prior year acquisitions	(2,433)	—	323	—	(2,110)
Foreign currency translation	(1,414)	—	187	—	(1,227)
Balance at December 31, 2021	$188,680	$205,452	$85,132	31,678	$510,942
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of December 31, 2021 and 2020, respectively. No goodwill impairment charges were recognized by the Company during 2021 or 2020.
Annual and Interim Impairment Testing
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. In 2021, 2020 and 2019, no indicators of impairment were identified as of interim dates; therefore, no interim tests were performed.

During the October 31, 2021 impairment test, the Company conducted a quantitative analysis for all eight of the Company’s reporting units. The quantitative impairment test consists of comparing the fair value of a reporting unit with its carrying value including goodwill. The fair value of each reporting unit evaluated under the quantitative test was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital ("WACC") based upon the capital structure of market participants in the Company’s peer groups, projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and market participants within its peer groups.
As a result of the Company's annual testing for 2021, 2020 and 2019, none of the reporting units with goodwill as of the testing date had carrying values in excess of their fair values.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$52,700	$—	$56,570	$—
Finite-lived intangible assets:
Trademarks	5,521	4,011	5,818	3,385
Unpatented technology	38,474	20,656	38,752	17,765
Customer relationships	108,591	39,832	98,500	31,580
Non-compete agreements	2,686	1,969	4,885	1,747
Backlog	7,200	7,200	7,228	911
	162,472	73,668	155,183	55,388
Total acquired intangible assets	$215,172	$73,668	$211,753	$55,388

During the year ended December 31, 2021, the Company recognized impairment charges of $8.3 million related to indefinite-lived trademark intangible assets due to a rebranding initiative that resulted in the discontinuation of certain indefinite-lived trademarks in the Company's Agtech segment. The Company did not recognize impairment charges related to indefinite-lived trademark intangible assets for the year ended December 31, 2020.

The Company recognized amortization expense related to the definite-lived intangible assets. The following table summarizes amortization expense for the years ended December 31 (in thousands):

	2021	2020	2019
Amortization expense	$18,856	$9,663	$6,891

Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

	2022	2023	2024	2025	2026
Amortization expense	$12,124	$11,195	$11,014	$10,780	$9,161

(8) ACCRUED EXPENSES
Accrued expenses at December 31 consist of the following (in thousands):

	2021	2020
Compensation	$15,293	$18,131
Customer rebates	15,253	11,575
Insurance	7,310	6,915
Current operating lease liability	7,239	8,034
Interest and taxes	5,463	1,850
Unearned revenue	3,681	21,325
Current portion of cash-settled share-based liabilities	2,947	3,504
Other	10,807	12,171
Total accrued expenses	$67,993	$83,505
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
(9) DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Revolving credit facility	$24,500	$85,000
Other debt	—	636
Less unamortized debt issuance costs	(719)	—
Total debt	$23,781	$85,636

Senior Credit Agreement

On January 24, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provided a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of December 31, 2021, the Company was in compliance with all three covenants.

Interest rates on the revolving credit facility are based on LIBOR plus an additional margin that ranges from 1.125% to 2.00%. In addition, the revolving credit facility is subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance. The Senior Credit Agreement terminates on January 23, 2024.

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. Capital distributions are subject to certain Total Leverage Ratio requirements and capped by an annual aggregate limit under the Senior Credit Agreement.

Standby letters of credit of $6.2 million have been issued under the Senior Credit Agreement to third parties on behalf of the Company as of December 31, 2021. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $369.3 million and $309.2 million of availability under the revolving credit facility as of December 31, 2021 and 2020, respectively.

Total cash paid for interest in the years ended December 31 was (in thousands):

	2021	2020	2019
Interest expense, net	$1,639	$703	$2,323
Interest income	269	276	764
Other non-cash adjustments	(345)	(345)	(380)
Cash paid for interest	$1,563	$634	$2,707

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

Total expense for all retirement plans for the years ended December 31 was (in thousands):

	2021	2020	2019
401(k) plan	$3,196	$2,403	$2,031
Multiemployer and other defined benefit and pension plans	78	70	195
Postretirement healthcare plan	411	351	346
Total retirement plan expense	$3,685	$2,824	$2,572

The Company's one multiemployer plan is underfunded and has a rehabilitation plan in place. The rehabilitation plan requires minimum contributions from the Company. Given the status of this plan, it is reasonably possible that future contributions to the plan will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2021.

The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2021	2020
Projected benefit obligation at January 1	$6,443	$6,024
Service cost	—	10
Interest cost	125	172
Plan amendments	162	—
Actuarial (gain) loss	(200)	580
Benefits paid, net of contributions	(328)	(343)
Projected benefit obligation at December 31	6,202	6,443
Fair value of plan assets	—	—
Under funded status	(6,202)	(6,443)
Unamortized prior service cost	412	294
Unrecognized actuarial loss	1,530	1,843
Net amount recognized	$(4,260)	$(4,306)
Amounts recognized in the consolidated financial statements consisted of (in thousands):

	2021	2020
Accrued postretirement benefit liability
Current portion	$358	$335
Long term portion	5,844	6,108
Pre-tax accumulated other comprehensive loss – unamortized post-retirement healthcare costs	(1,942)	(2,137)
Net amount recognized	$4,260	$4,306
The measurement date used to determine postretirement benefit obligation measures was December 31.

Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
Service cost	$—	$10	$17
Interest cost	125	172	234
Amortization of unrecognized prior service cost	44	44	44
Loss amortization (2)	113	64	51
Net periodic benefit cost	$282	$290	$346
Assumptions used to calculate the benefit obligation:
Discount rate	2.4%	2.0%	2.9%
Annual rate of increase in the per capita cost of:
Medical costs before age 65 (1)	7.0%	7.0%	6.8%
Medical costs after age 65 (1)	4.5%	4.5%	4.5%
Prescription drug costs (1)	7.0%	7.0%	7.0%

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

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

	2022	2023	2024	2025	2026	Years 2027 - 2031
Expected benefit payments	$358	$369	$377	$389	$401	$1,961

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(4,173)	$(1,939)	$(6,112)	$(721)	$(5,391)
Minimum post retirement benefit plan adjustments	—	(487)	(487)	(116)	(371)
Foreign currency translation adjustment	3,301	—	3,301	—	3,301
Balance at December 31, 2020	$(872)	$(2,426)	$(3,298)	$(837)	$(2,461)
Minimum post retirement benefit plan adjustments	—	179	179	43	136
Foreign currency translation adjustment	2,512	—	2,512	—	2,512
Balance at December 31, 2021	$1,640	$(2,247)	$(607)	$(794)	$187

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
At December 31, 2021, approximately 393,000 and 120,000 shares were available for issuance under the 2018 Plan and 2015 Plan, respectively, as incentive stock options or other stock awards, and approximately 19,000 shares were available for issuance under the Non-Employee Directors Plan as awards of shares of the Company's common stock.
The Company recognized the following compensation expense in connection with awards that vested under the 2018 Plan, the 2015 Plan, the Prior Plan, and the Non-Employee Directors Plan along with the related tax benefits recognized during the years ended December 31 (in thousands):

	2021	2020	2019
Expense recognized under the Prior Plan	$29	$40	$192
Expense recognized under the 2015 Plan	1,186	1,932	5,077
Expense recognized under the 2018 Plan	6,597	5,441	6,731
Expense recognized under the Non-Employee Directors Plan	840	760	570
Total stock compensation expense	$8,652	$8,173	$12,570
Tax benefits recognized related to stock compensation expense	$2,189	$2,272	$3,136

Equity Based Awards - Settled in Stock
The following table provides the number of stock units and common stock granted during the years ended December 31, along with the weighted-average grant-date fair value of each award:

	2021		2020		2019
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Deferred stock units	7,536	$83.58	12,402	$45.98	7,509	$37.95
Common stock	2,512	$83.58	4,134	$45.98	7,509	$37.95
Restricted stock units	72,243	$79.28	81,397	$56.81	152,472	$39.73
Performance stock units	62,778	$87.84	160,426	$55.98	183,908	$40.49

Stock Options

No options were granted in 2021, 2020 and 2019. The Company determines the fair value of stock options granted based on the Black-Scholes option pricing model on the date of grant, and the expected stock volatility is based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options.

The following table summarizes the ranges of outstanding and exercisable options at December 31, 2021:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$39.00– $44.00	5,000	5.33	$39.55	5,000	$39.55
The following table summarizes information about stock option transactions:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2019	159,759	$17.70
Exercised	(42,350)	11.57
Balance at December 31, 2019	117,409	$19.91
Exercised	(75,909)	14.73
Balance at December 31, 2020	41,500	$29.38
Exercised	(36,500)	27.99
Balance at December 31, 2021	5,000	$39.55	5.33	$135,650
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $66.68 per share market price of the Company’s common stock as of December 31, 2021, which would have been received by the option holders had all option holders with an exercise price below the per share market price on December 31, 2021, exercised their options as of that date.

Stock Units and Common Stock

The following table summarizes information about non-vested restricted stock units, performance stock units (that will convert to shares upon vesting) and common stock:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Common Stock	Weighted Average Grant Date Fair Value	Performance Stock Units (1) (2)	Weighted Average Grant Date Fair Value	Deferred Stock Units (3)	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	237,442	$41.15	—	$—	407,289	$45.00	47,154	$37.30
Granted	72,243	$79.28	2,512	$83.58	62,778	$87.84	7,536	$83.58
Adjustments	—	$—	—	$—	7,400	$52.40	—	$—
Vested	(83,028)	$43.09	(2,512)	$83.58	(106,826)	$35.06	(2,218)	$36.47
Forfeited	(22,073)	$49.78	—	$—	(7,167)	$46.87	—	$—
Balance at December 31, 2021	204,584	$52.90	—	$—	363,474	$55.44	52,472	$43.99

(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance or market conditions. The number of shares to be issued may vary between 0% and 200% of the number of PSUs granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on either the Company’s return on invested capital (“ROIC”) over a one-year period performance period or other criteria such as revenue, gross profit, and operating profit thresholds over a two-year or three-year performance period. The Company's PSUs with a market condition are based on the ranking of the Company’s total shareholder return (“TSR”) performance, on a percentile basis, over a three year performance period compared to the S&P Small Cap Industrial sector, over the same three year performance period.

(2) The Company's PSU adjustments during 2021 represent shares earned for achievement in excess of targeted thresholds at the end of the performance period. The Company's PSUs with a financial performance condition, based on the Company ROIC, granted in 2020 accounted for the 7,400 PSUs that will be converted to shares and issued to recipients in the first quarter of 2023 at 109.5% of the target amount granted, based on the Company's actual ROIC compared to ROIC target for the performance period ended December 31, 2020.
(3) Vested and issuable upon termination from service as a member of the Company's Board of Directors.
The fair value of the common stock, restricted stock units, and deferred stock units, as well as the performance stock units with a financial performance condition granted during the three years ended December 31, 2021 was based on the Company stock price at grant date of the award. The fair value of the performance stock units with a market condition granted during the three years ended December 31, 2021 were determined using a Monte Carlo simulation as of the grant date of the award. The Company granted performance units with a market condition during 2020, however, no such awards were granted in 2021 and 2019.
The following table sets forth the aggregate intrinsic value of options exercised and aggregate fair value of restricted stock units and restricted shares that vested during the years ended December 31 (in thousands):

	2021	2020	2019
Aggregate intrinsic value of options exercised	$2,103	$3,812	$1,371
Aggregate fair value of vested restricted stock units	$6,320	$11,851	$10,017
Aggregate fair value of vested common and restricted shares	$370	$190	$285
Aggregate fair value of vested deferred stock units	$630	$570	$285
As of December 31, 2021, there was $10.3 million of total unrecognized compensation cost related to non-vested restricted and performance stock units. That cost is expected to be recognized over a weighted average period of 2.1 years.

Equity Based Awards - Settled in Cash

Management Stock Purchase Plan

At December 31, 2021, the Company's equity based awards that are settled in cash are the awards under the Management Stock Purchase Plan ("MSPP"). The total of these share-based liabilities recorded on the consolidated balance sheet as of December 31, 2021 was $22.6 million, of which $2.9 million was included in current accrued expenses and $19.7 million was included in non-current liabilities. Total share-based liabilities as of December 31, 2020 were $18.2 million, of which $14.7 million was included in non-current liabilities.

The MSPP provides participants the ability to defer a portion of their compensation, convertible to unrestricted investments, restricted stock units, or a combination of both, or defer a portion of their Directors’ fees, convertible to restricted stock units. Employees eligible to defer a portion of their compensation also receive a company-matching award in restricted stock units equal to a percentage of their deferred compensation.

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

The following table provides the number of restricted stock units credited to active participant accounts, balance of vested and unvested restricted stock units within active participant accounts, payments made with respect to restricted stock units issued under the MSPP, and MSPP expense during years ended December 31:

	2021	2020	2019
Restricted stock units credited	30,475	57,046	61,369
Restricted stock units balance, vested and unvested	223,892	231,343	415,760
Share-based liabilities paid, in thousands	$4,915	$15,401	$6,543
MSPP expense, in thousands	$6,034	$4,518	$2,699

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

The Company had no financial assets or liabilities measured at fair value on a recurring basis and did not have any financial instruments for which carrying value differed from its fair value at December 31, 2021 and 2020. As of December 31, 2021, the Company had $24.5 million outstanding on its revolving credit facility under its Senior Credit Agreement. The Company determined the carrying value of the outstanding balance on its revolving credit facility approximates fair value due to the variable market interest rate terms of the credit facility. The Company had $85 million outstanding on its revolving credit facility as of December 31, 2020.

The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable.  The carrying values for these financial instruments approximate fair value. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2021 and 2020.

Other non-recurring fair value measurements
The Company recognized impairment charges related to certain intangible assets during the year ended December 31, 2021, and recorded impairment of property, plant, and equipment during the year ended December 31, 2020. The Company did not recognize any impairment charges related to certain intangible assets or property, plant, and equipment during the year ended December 31, 2019. The Company uses unobservable inputs, classified as Level 3 inputs, in determining the fair value of these assets. See Note 7 "Goodwill and Related Intangible Assets" and Note 15 "Exit Activity Costs and Asset Impairments" for more disclosure regarding the impairment of certain intangible assets and property, plant, and equipment, respectively.

The Company also applied fair value principles for the goodwill impairment tests performed during 2021, 2020, and 2019. The Company used two valuation models to estimate the fair values of its reporting units, both of which primarily use Level 3 inputs. See Note 7 of the consolidated financial statements for the results of the Company’s goodwill impairment tests.

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

The following carrying amounts of the major classes of assets and liabilities included in discontinued operations related to the Industrial business have been segregated from the Company's continuing operations and are reported as assets and liabilities of discontinued operations held for sale, respectively, in the consolidated balance sheet at December 31, 2020 (in thousands):

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

Components of the income (loss) from discontinued operations before taxes, including the interest allocated to discontinued operations, for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
Net sales	$20,391	$128,915	$150,225
Operating expenses	17,493	115,822	143,335
Loss and adjustments to loss on disposal	1,419	29,600	—
Interest expense allocation	—	95	208
Income (loss) from discontinued operations before taxes	$1,479	$(16,602)	$6,682

On June 30, 2020, the Company sold its self-guided apartment tour application business to a third party from its Residential segment. The $2.0 million net proceeds from the sale resulted in pre-tax net gain of $1.9 million and has been presented within other (income) expense in the consolidated statements of income. This divestiture does not meet the criteria to be reported as a discontinued operation nor did it have a major effect on the Company's operations.

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
Exit activity costs were incurred during 2021 related to moving and closing costs, severance and contract terminations, along with asset impairment charges related to the write-down of inventory and impairment of machinery and equipment associated with discontinued product lines, as a result of process simplification initiatives. In conjunction with these initiatives, in 2021, the Company closed four facilities. In 2020, the Company closed two facilities and, separately, sold a facility closed in 2017. The Company closed and consolidated one facility during 2019. These closures resulted in exit activity costs and asset impairment charges.
The following table sets forth the exit activity costs and asset impairment charges incurred by segment during the years ended December 31 related to the restructuring activities described above (in thousands):

	2021			2020			2019
	Exit activity costs	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total
Renewables	$4,769	$1,193	$5,962	$15	$—	$15	$66	$—	$66
Residential	393	—	393	731	9	740	3,440	417	3,857
Agtech	1,687	—	1,687	860	72	932	—	(9)	(9)
Infrastructure	26	—	26	226	—	226	—	—	—
Corporate	145	—	145	375	—	375	1,660	—	1,660
Total exit activity costs & asset impairments	$7,020	$1,193	$8,213	$2,207	$81	$2,288	$5,166	$408	$5,574
The following table provides a summary of where the above exit activity costs and asset impairments are recorded in the consolidated statements of operations for the years ended December 31 (in thousands):

	2021	2020	2019
Cost of sales	$6,176	$1,059	$767
Selling, general, and administrative expense	2,037	1,229	4,807
Total exit activity costs and asset impairments	$8,213	$2,288	$5,574
The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2021	2020
Balance as of January 1	$1,030	$2,083
Exit activity costs recognized	7,020	2,207
Cash payments	(7,778)	(3,260)
Balance as of December 31	$272	$1,030

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

The components of income before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2021	2020	2019
Domestic	$93,155	$108,930	$78,351
Foreign	6,407	(1,171)	(270)
Income before taxes from continuing operations	$99,562	$107,759	$78,081
The provision for income taxes from continuing operations for the years ended December 31 consisted of the following (in thousands):

	2021	2020	2019
Current:
U.S. Federal	$16,137	$16,505	$10,394
State	5,009	4,071	3,547
Foreign	932	106	92
Total current	22,078	20,682	14,033
Deferred:
U.S. Federal	1,766	3,620	3,740
State	134	672	486
Foreign	1,068	(506)	(106)
Total deferred	2,968	3,786	4,120
Provision for income taxes	$25,046	$24,468	$18,153

The provision for income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	2021	2020	2019
Current:
U.S. Federal	$362	$1,345	$885
State	139	57	4
Foreign	214	1,725	1,447
Total current	715	3,127	2,336
Deferred:
U.S. Federal	(340)	(876)	(823)
State	2	10	23
Foreign	(11)	(138)	(17)
Total deferred	(349)	(1,004)	(817)
Provision for income taxes	$366	$2,123	$1,519

The provision for income taxes from continuing operations differs from the federal statutory rate of 21% due to the following (in thousands) for the years ended December 31:

	2021		2020		2019
Statutory rate	20,908	21.0%	22,629	21.0%	16,397	21.0%
State taxes, less federal effect	4,068	4.1%	3,650	3.4%	3,194	4.1%
Federal tax credits	(587)	(0.6)%	(1,064)	(1.0)%	(1,621)	(2.1)%
Excess tax benefit on stock based compensation	(2,039)	(2.0)%	(1,674)	(1.6)%	(871)	(1.1)%
Uncertain tax positions	—	—%	—	—%	(260)	(0.3)%
Executive compensation	1,781	1.8%	1,114	1.0%	1,132	1.4%
Change in valuation allowance	—	—%	(130)	(0.1)%	88	0.1%
Other	915	0.9%	(57)	—%	94	0.1%
	$25,046	25.2%	$24,468	22.7%	$18,153	23.2%
Deferred tax liabilities at December 31 consist of the following (in thousands):

	2021	2020
Depreciation	$9,633	$7,697
Goodwill	48,265	41,842
Intangible assets	1,657	5,632
Other	5,298	6,878
Gross deferred tax liabilities	64,853	62,049
Capital loss carryforward	(27,328)	—
Equity compensation	(8,236)	(7,496)
Other	(15,641)	(15,682)
Gross deferred tax assets	(51,205)	(23,178)
Valuation allowances	26,581	111
Deferred tax assets, net of valuation allowances	(24,624)	(23,067)
Net deferred tax liabilities	$40,229	$38,982

At December 31, 2021, the Company had total net operating loss carry forwards of $15.1 million, which included $0.4 million for federal, $14.3 million for state, and $0.4 million for foreign income tax purposes. The federal and state net operating loss carry forwards expire between 2022 and 2041. The foreign net operating loss carry forwards expire between 2022 and 2030. The Company recognized a total of $0.7 million of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances, which included $0.1 million of federal and $0.5 million of state deferred tax assets and $0.1 million of foreign deferred tax assets.

As a result of the sale of the Industrial business during 2021, the Company will generate a capital loss of $113.8 million for federal and state purposes to the extent allowable under state tax regulations. The capital loss carryforward will expire in 2026. The Company recognized a total of $27.3 million of deferred tax assets, net of the federal benefit, related to this carryforward prior to any valuation allowances, which included $23.0 million of federal and $4.3 million of state deferred tax assets.

Deferred taxes include net deferred tax assets relating to certain state and foreign tax jurisdictions. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required if it is more likely than not that such assets will not be realized. In 2019, a valuation allowance was recorded in China. In 2020, the valuation allowance in China was reversed and a tax attribute valuation allowance was also reversed as the Company expects to utilize the attribute. In 2021, a valuation allowance was recorded on federal and state capital loss carry forwards which are not expected to be utilized before expiration.

The following sets forth a reconciliation of the beginning and ending amount of the Company’s valuation allowance (in thousands):

	2021	2020	2019
Balance as of January 1	$111	$298	$206
Cost charged to the tax provision	13	70	100
Reductions	(41)	(248)	(10)
Reclassification from discontinued operations upon sale of industrial group	26,498	—	—
Currency translation	—	(9)	2
Balance as of December 31	$26,581	$111	$298

The Company made net payments for income taxes for the following amounts for the years ended December 31 (in thousands):

	2021	2020	2019
Payments made for income taxes, net	$22,076	$21,351	$16,744

At December 31, 2021, the Company had approximately $4.2 million of undistributed earnings of foreign subsidiaries. The Company continues to maintain its assertion that all remaining foreign earnings will be indefinitely reinvested. Any excess earnings could be used to grow the Company's foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability related to the Company's remaining unremitted foreign earnings is not practicable due to the complexities associated with its hypothetical calculation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2021	2020	2019
Balance as of January 1	$—	$—	$329
Additions for tax positions of the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years for:
Settlements and changes in judgment	—	—	—
Lapses of applicable statute of limitations	—	—	(329)
Divestitures and foreign currency translation	—	—	—
Balance as of December 31	$—	$—	$—
In 2021 and 2020, the Company did not have any unrecognized tax benefits. In 2019, unrecognized tax benefit of $0.3 million was reversed as a result of the lapse of the statute of limitations. The Company classifies accrued interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been recognized during the years ended December 31, 2021, 2020 or 2019.

The Company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to ten years. An examination of the Company's

U.S. federal consolidated income tax return for 2015 through 2018 was closed during 2021 with no changes. No other open periods are currently under examination.
(17) EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive common shares which include shares issuable pursuant to equity based incentive compensation awards under the equity compensation plans described in Note 12 of the consolidated financial statements. The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards. There were no anti-dilutive shares outstanding at December 31, 2021. There were 13,000 and 30,000 shares issuable pursuant to equity based incentive compensation awards excluded from the diluted earnings calculation because the effect of their inclusion would be anti-dilutive for the years ended December 31, 2020 and 2019, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and the unrecognized expense related to the options, restricted shares, restricted stock units, and performance stock units assumed to have vested.

Weighted average shares outstanding for basic and diluted earnings are as follows for the years ended December 31 (in thousands):

	2021	2020	2019
Numerator:
Income from continuing operations	$74,516	$83,291	$59,928
Income (loss) from discontinued operations	1,113	(18,725)	5,163
Net income available to common shareholders	$75,629	$64,566	$65,091
Denominator for basic earnings per share:
Weighted average shares outstanding	32,873	32,664	32,389
Denominator for diluted earnings per share:
Common stock options and stock units	181	254	333
Weighted average shares and conversions	33,054	32,918	32,722

(18) LEASES

The Company's leases are classified as operating leases and consist of manufacturing facilities, distribution centers, office space, vehicles and equipment.

Most of the Company's leases include one or more options to renew, with renewal terms that can extend the respective lease term from one month to fifteen years. The exercise of lease renewal options is at the Company's sole discretion. As of December 31, 2021, the Company's renewal options are not part of the Company's operating lease assets and operating lease liabilities. Certain leases also include options to purchase at fair value the underlying leased asset at the Company's sole discretion.

Amounts recognized in the Company's consolidated balance sheet at December 31 were as follows (in thousands):

		2021	2020
Assets	Operating lease assets	$18,120	$25,229

Liabilities
Current	Accrued expenses	$7,239	$8,034
Non-current	Non-current operating lease liabilities	11,390	17,730
		$18,629	$25,764

The components of lease costs for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
Operating lease cost	$10,977	$10,005	$10,006
Short-term lease cost	7,153	996	435
Total lease cost	$18,130	$11,001	$10,441

Information related to the Company's operating right-of-use assets and related operating lease liabilities for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
Cash paid for amounts included in the measurement of operating liabilities	$9,431	$9,502	$9,238
Right-of-use assets obtained in exchange for new lease liabilities	$1,084	$12,745	$6,364

Information related to the Company's lease terms and discount rates as of December 31 were as follows:

	2021		2020
Weighted-average remaining lease term - operating leases	3.0	years	3.6	years
Weighted-average discount rate - operating leases	5.2%		5.2%

The future maturity of the Company's lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$7,931
2023	6,703
2024	3,443
2025	1,155
2026	300
After 2026	492
Total lease payments	20,024
Less: present value discount	(1,395)
Present value of lease liabilities	$18,629

The Company uses the its incremental borrowing rate based on information available at the commencement date of a lease in determining the present value of lease payments as the rates implicit in most of the Company's leases are not readily determinable.

(19) COMMITMENTS AND CONTINGENCIES
The Company is a party to certain claims and legal actions generally incidental to its business. For certain divestiture transactions completed in prior years, the Company has agreed to indemnify the buyer for various liabilities that may arise after the disposal date. The Company is a party to certain claims made under these indemnification provisions. As of December 31, 2021, the Company has a contingent liability recorded for such provisions related to discontinued operations. Management does not believe that the outcome of this claim, or other claims which are not clearly determinable at the present time, would significantly affect the Company's financial condition or results of operation.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31 (in thousands):

	2021	2020	2019
Net sales:
Renewables	$432,096	$238,107	$229,755
Residential	635,505	522,814	461,630
Agtech	199,161	209,460	143,268
Infrastructure	73,021	62,197	63,580
Total consolidated net sales	$1,339,783	$1,032,578	$898,233

Income from operations:
Renewables	$20,158	$30,105	$24,788
Residential	105,821	94,430	63,047
Agtech	(931)	10,633	22,770
Infrastructure	8,911	7,233	6,428
Segments income from operations	133,959	142,401	117,033
Unallocated corporate expenses	(36,971)	(35,211)	(36,221)
Total income from operations	$96,988	$107,190	$80,812

Depreciation and Amortization
Renewables	$14,682	$3,377	$3,480
Residential	8,694	8,110	7,906
Agtech	5,279	6,068	2,652
Infrastructure	3,092	3,060	3,129
Unallocated corporate expenses	219	300	390
	$31,966	$20,915	$17,557

Total assets
Renewables	$445,486	$402,797	$127,856
Residential	453,469	407,132	359,657
Agtech	212,038	216,274	118,997
Infrastructure	82,662	80,796	110,611
Unallocated corporate assets	21,246	28,057	174,475
Assets of discontinued operations	—	77,438	92,854
	$1,214,901	$1,212,494	$984,450

Capital expenditures
Renewables	$4,268	$423	$252
Residential	4,182	3,313	4,968
Agtech	3,289	720	1,947
Infrastructure	2,097	1,511	1,028
Unallocated corporate expenditures	3,869	7,101	581
	$17,705	$13,068	$8,776

The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the years ended December 31 (in thousands):

	2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$28,630	$630,494	$20,157	$32,512	$711,793
Over Time	403,466	5,011	179,004	40,509	627,990
Total	$432,096	$635,505	$199,161	$73,021	$1,339,783

	2020
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$22,833	$518,281	$52,894	$22,781	$616,789
Over Time	215,274	4,533	156,566	39,416	415,789
Total	$238,107	$522,814	$209,460	$62,197	$1,032,578

	2019
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$2,677	$458,006	$39,919	$26,490	$527,092
Over Time	227,078	3,624	103,349	37,090	371,141
Total	$229,755	$461,630	$143,268	$63,580	$898,233

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 are as follows (in thousands):

	2021	2020	2019
Net sales
North America	$1,318,795	$1,018,406	$881,432
Asia	20,988	14,172	16,801
Total	$1,339,783	$1,032,578	$898,233

Long-lived assets
North America	$97,003	$90,685	$79,590
Asia	365	476	542
Total	$97,368	$91,161	$80,132

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report. Based upon that evaluation and the definition of disclosure controls and procedures contained in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the Company’s Chief Executive Officer, and Chief Financial Officer have concluded that as of the end of such period the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gibraltar Industries, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gibraltar Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2022

Item 9B.	Other information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2022 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2021 fiscal year.
The Company has adopted a Code of Ethics that applies to all of our directors, officers, employees and representatives, including our Chief Executive Officer and Chief Financial Officer. The complete text of this Code of Ethics is available in the corporate governance section of our website at www.gibraltar1.com. The Company does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.
The Company intends to disclose future amendments to certain provisions of our Code of Ethics, or waivers of such provisions, applicable to our Chief Executive Officer and Chief Financial Officer on our website identified above.

Item 11.	Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2022 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2021 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and the Company's equity compensation plans are incorporated herein by reference to the information included in the Company’s 2022 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2021 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s 2022 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2021 fiscal year.

Item 14.	Principal Accountant Fees and Services
Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2022 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2021 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10K:

	(1)	Consolidated Financial Statements:

		(i)	Report of Independent Registered Public Accounting Firm

		(ii)	Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019

		(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019

		(iv)	Consolidated Balance Sheets as of December 31, 2021 and 2020

		(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019

		(vi)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019

		(vii)	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule:

All schedules are omitted because they are not required, or because the required information is provided in the consolidated financial statements, including the notes thereto.

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

Exhibit Index
No.	Exhibit

2.1	Equity Purchase Agreement between Gibraltar Industries, Inc. through its indirect wholly owned Ohio corporation RBI Solar, Inc. and TerraSmart, LLC and TerraTrak, LLC dated December 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 5, 2021)

3.1
Certificate of Incorporation of Gibraltar Industries, Inc., as amended by: (i) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed October 27, 2004, (ii) Certificate of Change of Registered Agent and Registered Office of Gibraltar Industries, Inc. filed May 11, 2005, (iii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 22, 2012, (iv) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 11, 2015, and (v) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 5, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2021)

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

10.15*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan dated May 4, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 7, 2018)

10.16*	Gibraltar Industries, Inc. 2018 Management Stock Purchase Plan dated November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 1, 2018)

10.17*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Stock dated May 7, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 12, 2015)

10.18*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Performance Units dated December 31, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 3, 2017)

10.19*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Non-Qualified Options dated December 31, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 7, 2016)

10.20*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units dated December 31, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 5, 2016)

10.21*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units dated December 31, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 5, 2016)

10.22*	Gibraltar Industries, Inc. 2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.23*	Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.24*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Performance Units dated May 4, 2018 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

No.	Exhibit

10.25*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.26*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.27*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.28*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.29*	Separation Agreement between the Company and Cherri Syvrud (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2021)

10.30*	Correspondence dated November 23, 2020 from William T. Bosway to Elizabeth Jensen (incorporated herein on this Form 10-K by reference)

21	Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		Inline XBRL Instance Document **

101.SCH		Inline XBRL Taxonomy Extension Schema Document**

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document **

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document **

104		Cover Page Interactive Data File (formated as Inline XBRL and contained in Exhibit 101)

	*	Document is a management contract or compensatory plan or agreement.
	**	Submitted electronically with this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
By:	/s/ William T. Bosway
William T. Bosway
President and Chief Executive Officer
Dated:	February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William T. Bosway	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 23, 2022
William T. Bosway

/s/ Timothy F. Murphy	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 23, 2022
Timothy F. Murphy

/s/ Atlee Valentine Pope	Lead Independent Director	February 23, 2022
Atlee Valentine Pope

/s/ William P. Montague	Director	February 23, 2022
William P. Montague

/s/ Mark G. Barberio	Director	February 23, 2022
Mark G. Barberio

/s/ Craig A. Hindman	Director	February 23, 2022
Craig A. Hindman

/s/ Gwendolyn G. Mizell	Director	February 23, 2022
Gwendolyn G. Mizell

/s/ Linda K. Myers	Director	February 23, 2022
Linda K. Myers

/s/ James B. Nish	Director	February 23, 2022
James B. Nish

/s/ Manish H. Shah	Director	February 23, 2022
Manish H. Shah