Form 10-Q
period 2022-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2022-05-04
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 3, 2022, the number of common shares outstanding was: 32,793,333.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net Sales	$317,865	$287,592
Cost of sales	253,021	227,574
Gross profit	64,844	60,018
Selling, general, and administrative expense	43,649	47,203
Income from operations	21,195	12,815
Interest expense	485	444
Other expense	153	315
Income before taxes	20,557	12,056
Provision for income taxes	5,101	1,560
Income from continuing operations	15,456	10,496
Discontinued operations:
Income before taxes	—	2,570
Provision for income taxes	—	304
Income from discontinued operations	—	2,266
Net income	$15,456	$12,762
Net earnings per share – Basic:
Income from continuing operations	$0.47	$0.32
Income from discontinued operations	—	0.07
Net income	$0.47	$0.39
Weighted average shares outstanding – Basic	32,913	32,771
Net earnings per share – Diluted:
Income from continuing operations	$0.47	$0.32
Income from discontinued operations	—	0.07
Net income	$0.47	$0.39
Weighted average shares outstanding – Diluted	33,022	33,104
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$15,456	$12,762
Other comprehensive (loss) income:
Foreign currency translation adjustment	(227)	3,198
Minimum post retirement benefit plan adjustments, net of tax	24	27
Other comprehensive (loss) income	(203)	3,225
Total comprehensive income	$15,253	$15,987
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,573	$12,849
Accounts receivable, net of allowance of $4,433 and $3,738, respectively	245,807	236,444
Inventories, net	187,255	176,207
Prepaid expenses and other current assets	36,836	21,467
Total current assets	485,471	446,967
Property, plant, and equipment, net	97,720	96,885
Operating lease assets	16,082	18,120
Goodwill	510,540	510,942
Acquired intangibles	132,107	141,504
Other assets	420	483
	$1,242,340	$1,214,901
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$159,214	$172,286
Accrued expenses and other current liabilities	67,495	67,993
Billings in excess of cost	60,992	46,711
Total current liabilities	287,701	286,990
Long-term debt	42,367	23,781
Deferred income taxes	40,221	40,278
Non-current operating lease liabilities	9,377	11,390
Other non-current liabilities	24,272	27,204
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares in 2022 and 2021; 33,972 shares and 33,799 shares issued and outstanding in 2022 and 2021	340	338
Additional paid-in capital	315,891	314,541
Retained earnings	561,028	545,572
Accumulated other comprehensive (loss) income	(16)	187
Cost of 1,179 and 1,107 common shares held in treasury in 2022 and 2021	(38,841)	(35,380)
Total stockholders’ equity	838,402	825,258
	$1,242,340	$1,214,901
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$15,456	$12,762
Income from discontinued operations	—	2,266
Income from continuing operations	15,456	10,496
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,336	7,974
Stock compensation expense	1,352	2,368
Exit activity costs, non-cash	1,198	1,193
Provision for deferred income taxes	17	—
Other, net	1,395	(162)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(11,101)	(2,522)
Inventories	(20,937)	(15,262)
Other current assets and other assets	731	(435)
Accounts payable	(11,962)	1,470
Accrued expenses and other non-current liabilities	9,761	(6,334)
Net cash used in operating activities of continuing operations	(7,754)	(1,214)
Net cash used in operating activities of discontinued operations	—	(2,011)
Net cash used in operating activities	(7,754)	(3,225)
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(4,409)	(4,389)
Acquisitions, net of cash acquired	—	(2)
Net proceeds from sale of business	—	26,991
Net proceeds from sale of property and equipment	7	—
Net cash (used in) provided by investing activities of continuing operations	(4,402)	22,600
Net cash used in investing activities of discontinued operations	—	(176)
Net cash (used in) provided by investing activities	(4,402)	22,424
Cash Flows from Financing Activities
Proceeds from long-term debt	47,500	20,000
Long-term debt payments	(29,000)	(46,636)
Purchase of common stock at market prices	(3,461)	(4,662)
Net proceeds from issuance of common stock	—	910
Net cash provided by (used in) financing activities	15,039	(30,388)
Effect of exchange rate changes on cash	(159)	(134)
Net increase (decrease) in cash and cash equivalents	2,724	(11,323)
Cash and cash equivalents at beginning of year	12,849	32,054
Cash and cash equivalents at end of period	$15,573	$20,731
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	33,799	$338	$314,541	$545,572	$187	1,107	$(35,380)	$825,258
Net income	—	—	—	15,456	—	—	—	15,456
Foreign currency translation adjustment	—	—	—	—	(227)	—	—	(227)
Minimum post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	24	—	—	24
Stock compensation expense	—	—	1,352	—	—	—	—	1,352
Net settlement of restricted stock units	173	2	(2)	—	—	72	(3,461)	(3,461)
Balance at March 31, 2022	33,972	$340	$315,891	$561,028	$(16)	1,179	$(38,841)	$838,402

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

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)    CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Gibraltar Industries, Inc. (the "Company") have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal; for this and other reasons, such as the impact of the COVID-19 pandemic, financial results for any interim period are not necessarily indicative of the results expected for any subsequent interim period or for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021.

The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2020-04 Reference Rate Reform (Topic 848), Facilitation of Effects of Reference Rate Reform on Financial Reporting, and ASU No. 2021-01 Reference Rate Reform (Topic 848), Scope	The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued as a result of reference rate reform. The expedients and exceptions provided by the amendments in ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.	The amendments in these updates are effective as of March 12, 2020 through December 31, 2022, and may be applied retrospectively to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date the financial statements are available to be issued. The adoption of the amendments in these updates is not expected to have a material impact on the Company's financial statements.

(3)    ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Trade accounts receivable	$203,860	$185,745
Costs in excess of billings	46,380	54,437
Total accounts receivables	250,240	240,182
Less allowance for doubtful accounts and contract assets	(4,433)	(3,738)
Accounts receivable, net	$245,807	$236,444

Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.

The following table provides a roll-forward of the allowance for credit losses, for the three month period ended March 31, 2022, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Beginning balance as of January 1, 2022	$3,738
Bad debt expense, net of recoveries	865
Accounts written off against allowance and other adjustments	(170)
Ending balance as of March 31, 2022	$4,433

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

As of March 31, 2022, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

Contract assets consist of costs in excess of billings presented within accounts receivable in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of cost, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of March 31, 2022 and December 31, 2021 was $2.4 million and $3.7 million, respectively. Revenue recognized during the three months ended March 31, 2022 and 2021 that was in contract liabilities at the beginning of the respective periods was $27.4 million and $40.7 million, respectively.

(5)    INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw material	$139,449	$135,558
Work-in-process	7,187	5,858
Finished goods	46,897	39,256
Gross inventory	$193,533	$180,672
Less reserves	(6,278)	(4,465)
Total inventories, net	$187,255	$176,207

(6)    GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2022 are as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2021	$188,680	$205,452	$85,132	$31,678	$510,942
Foreign currency translation	(707)	—	305	—	(402)
Balance at March 31, 2022	$187,973	$205,452	$85,437	$31,678	$510,540

The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that a triggering event has not occurred as of March 31, 2022 which would require an interim impairment test to be performed.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$52,700	$—	$52,700	$—
Finite-lived intangible assets:
Trademarks	5,540	4,161	5,521	4,011
Unpatented technology	34,425	20,365	38,474	20,656
Customer relationships	104,252	40,777	108,591	39,832
Non-compete agreements	2,389	1,896	2,686	1,969
Backlog	6,910	6,910	7,200	7,200
	153,516	74,109	162,472	73,668
Total acquired intangible assets	$206,216	$74,109	$215,172	$73,668

The following table summarizes the acquired intangible asset amortization expense for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization expense	$3,098	$4,743
Amortization expense related to acquired intangible assets for the remainder of fiscal 2022 and the next five years thereafter is estimated as follows (in thousands):

	2022	2023	2024	2025	2026	2027
Amortization expense	$8,261	$10,221	$10,040	$9,900	$8,435	$6,756

(7)    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Revolving credit facility	$43,000	$24,500
Less unamortized debt issuance costs	(633)	(719)
Total debt	$42,367	$23,781

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of March 31, 2022, the Company was in compliance with all three covenants.

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

Borrowings under the Senior Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. Capital distributions under the Senior Credit Agreement are capped at an annual aggregate limit of $75 million if the Company's leverage ratio is over 3.0 times.

Standby letters of credit of $5.5 million have been issued under the Senior Credit Agreement on behalf of the Company as of March 31, 2022. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $351.5 million and $369.3 million of availability under the revolving credit facility at March 31, 2022 and December 31, 2021, respectively.

(8)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, (in thousands):

	Foreign Currency Translation Adjustment	Minimum post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$1,640	$(2,247)	$(607)	$794	$187
Minimum post retirement health care plan adjustments	—	34	34	(10)	24
Foreign currency translation adjustment	(227)	—	(227)	—	(227)
Balance at March 31, 2022	$1,413	$(2,213)	$(800)	$784	$(16)

	Foreign Currency Translation Adjustment	Minimum post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(872)	$(2,426)	$(3,298)	$837	$(2,461)
Minimum post retirement health care plan adjustments	—	37	37	(10)	27
Foreign currency translation adjustment	3,198	—	3,198	—	3,198
Balance at March 31, 2021	$2,326	$(2,389)	$(63)	$827	$764

The realized adjustments relating to the Company’s minimum post retirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of income.

(9)    EQUITY-BASED COMPENSATION
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

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the three months ended March 31, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2022		2021
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units (1)	108,464	$47.00	62,778	$87.84
Restricted stock units	58,958	$47.00	33,187	$87.91
(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance or market conditions. The number of shares to be issued may vary between 0% and 200% of the number of PSUs granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on either the Company’s return on invested capital (“ROIC”) over a one-year performance period. The Company's PSUs with a market condition are based on the ranking of the Company’s total stockholder return (“TSR”) performance, on a percentile basis, over a three year performance period compared to the S&P Small Cap Industrial sector, over the same three year performance period.
(2) All PSUs granted in the first quarter of 2021 were forfeited in the first quarter of 2022 as the threshold level of achievement was not met based on the Company's actual ROIC achievement level for the performance period ended December 31, 2021.
Equity Based Awards - Settled in Cash

The Company's equity-based awards that are settled in cash are the awards under the Management Stock Purchase Plan (the "MSPP") which is authorized under the Company's equity incentive plans. The total of these share-based liabilities recorded on the consolidated balance sheet as of March 31, 2022 was $18.9 million, of which $2.0 million was included in current accrued expenses and $16.9 million was included in non-current liabilities. Total share-based liabilities as of December 31, 2021 were $22.6 million, of which $2.9 million was included in current accrued expenses and $19.7 million was included in non-current liabilities.

The Company's MSPP provides participants the ability to defer a portion of their compensation, convertible to unrestricted investments, restricted stock units, or a combination of both, or defer a portion of their directors’ fees, convertible to restricted stock units. Employees eligible to defer a portion of their compensation also receive a company-matching award in restricted stock units equal to a percentage of their compensation.

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

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the three months ended March 31,:

	2022	2021
Restricted stock units credited	2,876	24,085
Share-based liabilities paid (in thousands)	$2,545	$3,510

(10)    HELD FOR SALE AND DISCONTINUED OPERATIONS

Held for Sale

During the first quarter of 2022, the Company committed to a plan to sell its Processing business (the "disposal group") which is a business within the Company's Agtech reportable segment. The planned sale does not meet the criteria to be classified as a discontinued operation. As a result, the Company will continue reporting the operating results of the disposal group in the Company's consolidated operating results from continuing operations until the sale of the business is completed.

The Company classifies assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell.

As of March 31, 2022, the assets and liabilities of the disposal group have been classified as held for sale. The following table summarizes these assets and liabilities which have been measured at the lower of (i) the carrying value when classified as held for sale and (ii) the fair value of the business less costs to sell.

(in thousands)	March 31, 2022
Assets held for sale
Accounts receivable, net of allowance	$1,260
Inventories, net of reserves	8,093
Other current assets	1,627
Property, plant, and equipment, net	331
Operating lease asset	415
Goodwill (1)	—
Acquired intangibles, net	6,213
Total assets held for sale	$17,939
Liabilities held for sale
Accounts payable	$1,291
Accrued expenses	1,172
Non-current operating lease liabilities	172
Total liabilities held for sale	$2,635

(1) The assignment of goodwill was based on the relative fair value of the disposal group compared to the fair value of the total reporting unit it was included in prior to being reclassified as held for sale.

Net sales and operating loss for held for sale operations for the three months ended March 31 are as follows (in thousands):

	2022	2021
Net sales	$1,823	$4,973
Operating loss	$(2,525)	$(749)

Effective with the classification of the disposal group as held for sale, depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to an estimated sales price, adjusted for costs to sell, no losses were recorded during the three months ended March 31, 2022. The recoverability of the disposal group will be evaluated each reporting period until the sale of the business is completed.

Discontinued Operations

On February 23, 2021, the Company sold the stock of its Industrial business which had been classified as held for sale and reported as a discontinued operation in the Company’s consolidated financial statements for the year ended December 31, 2021. Net proceeds of $38 million, consisting of cash and a $13 million seller note, resulted in an estimated pre-tax loss of $30 million, subject to working capital and other adjustments, of which $29.6 million was recorded when the assets of the Industrial business were written down to fair market value during the fourth quarter of 2020. The seller note was paid in full to the Company during the second quarter of 2021.

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

Components of income from discontinued operations before taxes, including the interest allocated to discontinued operations, for the three months ended March 31 are as follows (in thousands):

	Three months ended March 31,
	2022	2021
Net sales	$—	$20,391
Operating expenses	—	17,493
Adjustment to loss on disposal	—	328
Income from discontinued operations before taxes	$—	$2,570

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

Exit activity costs (recoveries) were incurred during the three months ended March 31, 2022 and 2021 which related to moving and closing costs, severance, and contract terminations, along with asset impairment charges related to the write-down of inventory and impairment of machinery and equipment associated with discontinued product lines, as a result of process simplification initiatives. In conjunction with these initiatives, the Company closed one facility during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company closed two facilities as a result of these initiatives.

The following tables set forth the exit activity costs (recoveries) and asset impairment charges incurred by segment during the three months ended March 31, related to the restructuring activities described above (in thousands):

	Three months ended March 31,
	2022			2021
	Exit activity costs (recoveries), net	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total
Renewables	$1,328	$1,198	$2,526	$3,778	$1,193	$4,971
Residential	3	—	3	65	—	65
Agtech	(9)	—	(9)	204	—	204
Infrastructure	(63)	—	(63)	—	—	—
Corporate	20	—	20	—	—	—
Total exit activity costs & asset impairments	$1,279	$1,198	$2,477	$4,047	$1,193	$5,240

The following table provides a summary of where the exit activity costs and asset impairment charges were recorded in the consolidated statements of income for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales	$2,208	$5,047
Selling, general, and administrative expense	269	193
Total exit activity and asset impairment charges	$2,477	$5,240

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2022	2021
Balance at January 1	$272	$1,030
Exit activity costs recognized	1,279	4,047
Cash payments	(116)	(1,464)
Balance at March 31	$1,435	$3,613

(12)    INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three months ended March 31, and the applicable effective tax rates:

	Three Months Ended March 31,
	2022	2021
Provision for income taxes	$5,101	$1,560
Effective tax rate	24.8%	12.9%
The effective tax rate for the three months ended March 31, 2022 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation. The effective tax rate for the three months ended March 31, 2021 was less than the U.S. federal statutory rate of 21% due to favorable discrete items due to an excess tax benefit on stock-based compensation, partially offset by state taxes and nondeductible permanent differences.

(13)    EARNINGS PER SHARE

Earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share are as follows for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2022	2021
Numerator:
Income from continuing operations	$15,456	$10,496
Income from discontinued operations	—	2,266
Net income available to common stockholders	$15,456	$12,762
Denominator for basic earnings per share:
Weighted average shares outstanding	32,913	32,771
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,913	32,771
Common stock options and stock units	109	333
Weighted average shares and conversions	33,022	33,104

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards. There were 54,000 shares issuable pursuant to equity based incentive compensation awards excluded from the diluted earnings per share calculation because the effect of their inclusion would be anti-dilutive for the three months ended March 31, 2022, and no shares issuable pursuant to equity based incentive compensation awards excluded from the diluted earnings calculation for the three months ended March 31, 2021.

(14)    SEGMENT INFORMATION

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

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2022	2021
Net sales:
Renewables	$78,783	$85,512
Residential	179,485	140,217
Agtech	42,428	46,739
Infrastructure	17,169	15,124
Total net sales	$317,865	$287,592

Income from operations:
Renewables	$(6,984)	$(521)
Residential	33,435	22,934
Agtech	31	929
Infrastructure	1,181	2,037
Unallocated Corporate Expenses	(6,468)	(12,564)
Total income from operations	$21,195	$12,815

	March 31, 2022	December 31, 2021
Total assets:
Renewables	$436,054	$445,486
Residential	487,457	453,469
Agtech	214,176	212,038
Infrastructure	85,187	82,662
Unallocated corporate assets	19,466	21,246
	$1,242,340	$1,214,901

The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the three months ended March 31 (in thousands):

	Three Months Ended March 31, 2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$5,650	$178,131	$1,613	$6,303	$191,697
Over Time	73,133	1,354	40,815	10,866	126,168
Total net sales	$78,783	$179,485	$42,428	$17,169	$317,865

	Three Months Ended March 31, 2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$6,971	$139,019	$5,143	$5,470	$156,603
Over Time	78,541	1,198	41,596	9,654	130,989
Total net sales	$85,512	$140,217	$46,739	$15,124	$287,592

(15)    SUBSEQUENT EVENTS

In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. The Company has not made repurchases under the repurchase program to date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “anticipates,” "aspires," “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies and the industries in which we operate. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” disclosures in our most recent Annual Report on Form 10-K along with Item 1A of this Quarterly Report on Form 10-Q. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition, liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

The Company operates and reports its results in the following four reporting segments:
•Renewables;
•Residential;
•Agtech; and
•Infrastructure.

The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of food and plants, and contractors. At March 31, 2022, we operated 33 facilities, comprised of 24 manufacturing facilities, one distribution center, and eight offices, which are located in 15 states, Canada, China, and Japan. Our operational infrastructure provides the necessary scale to support regional and national customers in each of our markets.

COVID Update and Recent Trends

Our top priority continues to be focused on our organization - keeping our team and their families as safe as possible, maintaining our supply chain and providing a high level of responsiveness to customer needs. We continue to proactively execute our pandemic “playbook” and make adjustments to our operating protocols as we navigate forward.

COVID-19, as well as broader market dynamics over the past two years, have resulted in impacts to our company, including increased material cost inflation, labor availability issues and logistics costs increases. We have also been impacted from supply constraints for materials and commodities used in our operations. In certain instances these constraints have resulted in project delays, cost inflation and logistics delays. We continue to work with our customers and suppliers in this dynamic environment to better align pricing, understand the existing and potential future impacts to our supply chain, and make efforts to mitigate such impacts as we expect these supply chain and labor availability pressures along with the impact of material cost, labor and logistics inflation will continue throughout 2022.

In early 2022, the U.S. Department of Commerce ("USDOC") was petitioned to investigate alleged circumvention of antidumping and countervailing duties on Chinese imports of solar panels produced in other countries in Southeast Asia. In March 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. As the timing and progress of many of our customers’ projects depend upon the supply of solar panels, our operating results could be impacted. As such, we are working closely with customers to assess any potential exposure to the USDOC’s solar panel anti-circumvention investigation.

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

2.Portfolio Management is focused on optimizing the Company’s business portfolio in higher growth markets with leadership positions ensuring our financial capital and human resources are effectively and efficiently deployed to deliver sustainable, profitable growth while increasing our relevance with customers and shaping our markets. For a description of recent portfolio management activities, see the actions described below in the Recent Developments section.

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

We believe the key elements of our strategy have, and will continue to, enable us to respond timely to changes in the end markets we serve, including evolving changes due to COVID-19 and the broader market dynamics experienced over the past two years. We have and expect to continue to examine the need for restructuring of our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in working capital, and managing our business to generate incremental cash. We believe our strategy enables us to respond to volatility in commodity and other input costs and fluctuations in customer demand, along with striving to maintain and improve margins. We have used cash flows generated by these initiatives to minimize debt, improve our liquidity position, and invest in growth initiatives. Overall, we continue to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher stockholder returns.

Recent Developments
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. The Company has not made repurchases under the repurchase program to date.

During the first quarter of 2022, the Company committed to a plan to sell its processing equipment business, which is a business within the Company's Agtech reportable segment, as a result of its portfolio management strategy in order to focus its resources on the higher growth and more profitable growing business within the Agtech segment. The processing equipment business has been classified as held for sale as of March 31, 2022.

During the first quarter of 2021, the Company sold its Industrial business which was previously included in the Company's Industrial and Infrastructure Products segment, now the Infrastructure segment and was reported as discontinued operations as of December 31, 2020.
Results of Operations
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended March 31 (in thousands):

	2022		2021
Net sales	$317,865	100.0%	$287,592	100.0%
Cost of sales	253,021	79.6%	227,574	79.1%
Gross profit	64,844	20.4%	60,018	20.9%
Selling, general, and administrative expense	43,649	13.7%	47,203	16.4%
Income from operations	21,195	6.7%	12,815	4.5%
Interest expense	485	0.2%	444	0.2%
Other expense	153	0.0%	315	0.1%
Income before taxes	20,557	6.5%	12,056	4.2%
Provision for income taxes	5,101	1.6%	1,560	0.6%
Income from continuing operations	15,456	4.9%	10,496	3.6%
Income from discontinued operations	—	0.0%	2,266	0.8%
Net income	$15,456	4.9%	$12,762	4.4%

The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

				Impact of
	2022	2021	Total Change	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$78,783	$85,512	$(6,729)	$—	$(6,729)
Residential	179,485	140,217	39,268	—	39,268
Agtech	42,428	46,739	(4,311)	(3,150)	(1,161)
Infrastructure	17,169	15,124	2,045	—	2,045
Consolidated	$317,865	$287,592	$30,273	$(3,150)	$33,423

Consolidated net sales increased by $30.3 million, or 10.5%, to $317.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The 10.5% increase in revenue was driven by the Residential and Infrastructure segments, which more than offset volume declines in both our Renewables and Agtech segments. The improvement year over year was driven by a 15% increase in pricing to customers, partially offset by a net volume decline of 5%. The increase during the current year quarter was driven by participation gains and price in our Residential segment, partially offset by continued supply chain challenges in the Renewables segment. While the Company committed to a plan of sale of its Processing business within the Agtech segment, and has reclassified the assets and liabilities as held-for-sale on the March 31, 2022 balance sheet, the Company will continue reporting its operating results in the Company's consolidated operating results from continuing operations until the sale of the business is completed. Consolidated backlog increased 23% to $437 million up from $355 million at the end of the prior year quarter.
Net sales in our Renewables segment decreased $6.7 million, or 7.8%, to $78.8 million for the three months ended March 31, 2022 compared to $85.5 million for the three months ended March 31, 2021. Revenue decreased as anticipated by 7.8% during the quarter as a result of solar project schedule delays and disruptions related to supply chain challenges as well as impacts from severe winter weather early in the quarter. Backlog improved 41% year over year, driven by continued end market demand for this segment.
Net sales in our Residential segment increased 28.0%, or $39.3 million, to $179.5 million for the three months ended March 31, 2022 compared to $140.2 million for the three months ended March 31, 2021. The increase from the prior year quarter, the seventh consecutive quarter of double-digit growth, was driven by market demand, additional price actions, and participation gains, particularly in the building products and mail and package businesses.

Net sales in our Agtech segment decreased 9.2%, or $4.3 million, to $42.4 million for the three months ended March 31, 2022 compared to $46.7 million for the three months ended March 31, 2021. Excluding the impact of the processing equipment business which has been classified as held for sale as of March 31, 2022, revenue declined in our produce and cannabis businesses due to continued licensing and permit delays, and scheduled timing of projects. Despite these headwinds, the commercial greenhouse business continued solid growth across its core product lines serving the retail, institutional and car wash markets. Backlog increased 17% year over year..

Net sales in our Infrastructure segment increased 13.9%, or $2.0 million, to $17.2 million for the three months ended March 31, 2022 compared to $15.1 million for the three months ended March 31, 2021. The increase in revenue was driven by growth in demand for fabricated products. While order backlog declined 7% as compared to the prior year quarter, on timing of orders and revenues, the segment's pipeline and bidding activity remain strong. Management continues to expect the impact of incremental government spending on infrastructure toward the end of 2022.

Our consolidated gross margin decreased to 20.4% for the three months ended March 31, 2022 compared to 20.9% for the three months ended March 31, 2021. The decrease was largely the result of continued and anticipated supply chain disruptions, materials cost inflation along with labor availability, and severe winter weather related inefficiencies in several of our businesses. Largely offsetting these impacts were improved operating execution from lean enterprise initiatives, supply chain optimization activities, favorable revenue mix and the impact of participation gains in several of our other businesses.

Selling, general, and administrative ("SG&A") expenses decreased by $3.6 million, or 7.5%, to $43.6 million for the three months ended March 31, 2022 from $47.2 million for the three months ended March 31, 2021. The decrease year over year was largely due to lower performance-based compensation expense for equity-based awards tied to the Company's 200-day average stock price which declined as compared to the prior year quarter. SG&A expenses as a percentage of net sales decreased to 13.7% for the three months ended March 31, 2022 compared to 16.4% for the three months ended March 31, 2021.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended March 31, (in thousands):

						Impact of
	2022		2021		Total Change	Portfolio Management	Ongoing Operations
Income from operations:
Renewables	$(6,984)	(8.9)%	$(521)	(0.6)%	$(6,463)	$—	$(6,463)
Residential	33,435	18.6%	22,934	16.4%	10,501	—	10,501
Agtech	31	0.1%	929	2.0%	(898)	(1,689)	791
Infrastructure	1,181	6.9%	2,037	13.5%	(856)	—	(856)
Unallocated Corporate Expenses	(6,468)	(2.0)%	(12,564)	(4.4)%	6,096	—	6,096
Consolidated income from operations	$21,195	6.7%	$12,815	4.5%	$8,380	$(1,689)	$10,069
The Renewables segment generated an operating margin of (8.9)% in the current year quarter compared to (0.6)% in the prior year quarter. The decrease in operating margin on lower volume was the result of project management inefficiencies related to project delays and disruptions associated with market supply chain disruptions and an unanticipated level of inflation on structural steel used in solar canopy projects that carried over from the end of the prior year into the first two months of the current year quarter. Furthermore, severe winter weather resulted in project inefficiencies during the quarter. We continue executing our integration plans which remain on track.
The Residential segment generated an operating margin of 18.6% in the current year quarter compared to 16.4% in the prior year quarter. The increase in operating margin was the result of favorable price / cost management, segment mix, and 80/20 initiatives.

Our Agtech segment generated an operating margin of 0.1% in the current year quarter compared to 2.0% in the prior year quarter. Excluding the impact of the Processing business which has been classified as held for sale as of March 31, 2022, operating profit and margin improved year over year, the result of continued execution from 80/20 and lean enterprise initiatives, ongoing integration activities, improved business mix, and supply chain optimization projects.

Our Infrastructure segment generated an operating margin of 6.9% during the three months ended March 31, 2022 compared to 13.5% during the three months ended March 31, 2021. The margin declined year over year as plate steel inflation impacted fixed price projects and the fabrication business experienced labor availability and inefficiencies related to adding second shift capacity to support increased demand.

Unallocated corporate expenses decreased $6.1 million from $12.6 million during the three months ended March 31, 2021 to $6.5 million during the three months ended March 31, 2022. The decrease in expense was primarily the result of lower performance-based compensation expense for equity-based awards tied to the Company's 200-day average stock price which declined as compared to the prior year quarter.

Interest expense increased slightly year over year with $0.5 million for the three months ended March 31, 2022 compared to $0.4 million for the three months ended March 31, 2021. The outstanding balances on the Company's revolving credit facility were $42.4 million and $58.0 million as of March 31, 2022, and 2021, respectively.

We recognized a provision for income taxes of $5.1 million and $1.6 million, with effective tax rates of 24.8% and 12.9% for the three months ended March 31, 2022, and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation. The effective tax rate for the three months ended March 31, 2021 was less than the U.S. federal statutory rate of 21% due to favorable discrete items due to an excess tax benefit on stock-based compensation, partially offset by state taxes and nondeductible permanent differences.

Liquidity and Capital Resources

The following table sets forth our liquidity position as of:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$15,573	$12,849
Availability on revolving credit facility	351,505	369,305
	$367,078	$382,154

Sources of Liquidity

We believe that our cash on hand and available borrowing capacity provided under our Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") provide us with ample liquidity and capital resources to invest in key business strategies that drive our mission. We have been able to weather the economic impacts of the COVID-19 pandemic and the broader market dynamics, including the current inflationary cost environment, while continuing to make investments that support our strategy. We continue to remain focused on managing our working capital, closely monitoring customer credit and collection activities, and working to extend payment terms. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and stock repurchases and to invest in operational excellence and growth initiatives for the foreseeable future.

Our Senior Credit Agreement provides us with liquidity and capital resources for use by our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2022, our foreign subsidiaries held $13.0 million of cash.

Outstanding balances on our revolving credit facility under our Senior Credit Agreement accrue interest at a rate based on LIBOR plus an additional margin. We do not expect a material change in interest expense as a result of transitioning from a LIBOR rate to a new reference rate. See Note 7 to the Company's consolidated financial statements in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information on the Company’s Senior Credit Agreement.

Uses of Cash / Cash Requirements

Our material short-term cash requirements primarily include accounts payable, certain employee and retiree benefit-related obligations, operating lease obligations, interest payments on outstanding debt, repayments of borrowing on our revolving credit facility, capital expenditures, and other purchase obligations originating in the normal course of business for inventory purchase orders and contractual service agreements. Our principal capital requirements are to fund our operations' working capital and capital improvements, to provide capital for acquisitions and to strategically allocate capital through repurchases of Company stock. We will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate our business. We intend to fund our cash requirements through cash generated from operations and, as necessary, from the availability on our revolving credit facility.

In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. The Company has not made repurchases under the repurchase program to date.

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

Except as disclosed above, there have been no material changes in our cash requirements since December 31, 2021, the end of fiscal year 2021. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2022	2021
Cash (used in) provided by:
Operating activities of continuing operations	$(7,754)	$(1,214)
Investing activities of continuing operations	(4,402)	22,600
Financing activities of continuing operations	15,039	(30,388)
Discontinued operations	—	(2,187)
Effect of foreign exchange rate changes	(159)	(134)
Net increase (decrease) in cash and cash equivalents	$2,724	$(11,323)

Operating Activities

Net cash used in operating activities of continuing operations for the three months ended March 31, 2022 of $7.7 million consisted of income from continuing operations of $15.5 million and non-cash net charges totaling $10.3 million, which include depreciation, amortization, stock compensation, exit activity costs and other non-cash charges, offset by a $33.5 million investment in working capital and other net assets. The investment in working capital and other net assets was due to increases in inventory as a result of provisioning for potential supply chain disruptions and raw material and freight costs, along with an increase in accounts receivable as the result of seasonal increases in demand and a decrease in accounts payable as the result of timing of vendor payments. This was offset by an increase in accrued expenses and other non-current liabilities due to an increase in unbilled project revenues.

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

Investing Activities

Net cash used in investing activities of continuing operations for the three months ended March 31, 2022 of $4.4 million was primarily due to capital expenditures of $4.4 million.

Net cash provided by investing activities of continuing operations for the three months ended March 31, 2021 of $22.6 million was primarily due to $27.0 million in net proceeds received from the sale of the Company's Industrial business and capital expenditures of $4.4 million.

Financing Activities

Net cash provided by financing activities of continuing operations for the three months ended March 31, 2022 of $15.0 million was the result of $47.5 million in proceeds from borrowing on our long-term credit facility, offset by $29.0 million in payments on long-term debt and $3.5 million of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans.

Net cash used in financing activities of continuing operations for the three months ended March 31, 2021 of $30.4 million was primarily the result of $46.6 million in payments on long-term debt and $4.7 million of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans, offset by $20.0 million in proceeds from long-term debt and $0.9 million from the issuance of common stock from stock option exercises during the period.

Critical Accounting Estimates

In the current year, there have been no material changes to our critical accounting estimates during the three months ended March 31, 2021 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2 to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its foreign operations. In the current year, there have been no material changes in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

(b)Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. During the quarter ended March 31, 2022, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K, except as follows.

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

In addition, the United States currently imposes antidumping and countervailing duties on certain imported solar panels and components from certain countries in Southeast Asia. The antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce ("USDOC"), and a change in duty rates could have an adverse impact on our operating results. In early 2022, the USDOC was petitioned to investigate alleged circumvention of antidumping and countervailing duties on Chinese imports of solar panels and components produced in other countries in Southeast Asia. In March 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. As the timing and progress of many of our customers’ projects depend upon the supply of solar panels and components, our operating results could be adversely impacted by any negative circumvention determinations made by the USDOC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. The Company has not made repurchases under the repurchase program to date.

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
Date: May 4, 2022