Form 10-Q
period 2022-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2022-08-03
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 2, 2022, the number of common shares outstanding was: 31,627,767.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$366,949	$348,389	$684,814	$635,981
Cost of sales	276,678	267,458	529,699	495,032
Gross profit	90,271	80,931	155,115	140,949
Selling, general, and administrative expense	50,132	49,522	93,781	96,725
Income from operations	40,139	31,409	61,334	44,224
Interest expense	656	245	1,141	689
Other expense (income)	281	(4,666)	434	(4,351)
Income before taxes	39,202	35,830	59,759	47,886
Provision for income taxes	9,895	9,457	14,996	11,017
Income from continuing operations	29,307	26,373	44,763	36,869
Discontinued operations:
(Loss) income before taxes	—	(502)	—	2,068
(Benefit from) provision for income taxes	—	(78)	—	226
(Loss) income from discontinued operations	—	(424)	—	1,842
Net income	$29,307	$25,949	$44,763	$38,711
Net earnings per share – Basic:
Income from continuing operations	$0.90	$0.80	$1.37	$1.12
(Loss) income from discontinued operations	—	(0.01)	—	0.06
Net income	$0.90	$0.79	$1.37	$1.18
Weighted average shares outstanding – Basic	32,585	32,790	32,748	32,791
Net earnings per share – Diluted:
Income from continuing operations	$0.90	$0.80	$1.36	$1.11
(Loss) income from discontinued operations	—	(0.01)	—	0.06
Net income	$0.90	$0.79	$1.36	$1.17
Weighted average shares outstanding – Diluted	32,660	33,056	32,843	33,071
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$29,307	$25,949	$44,763	$38,711
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,198)	761	(3,425)	3,959
Minimum post retirement benefit plan adjustments, net of tax	1	27	25	54
Other comprehensive (loss) income	(3,197)	788	(3,400)	4,013
Total comprehensive income	$26,110	$26,737	$41,363	$42,724
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,149	$12,849
Accounts receivable, net of allowance of $3,901 and $3,738, respectively	275,596	236,444
Inventories, net	197,499	176,207
Prepaid expenses and other current assets	39,333	21,467
Total current assets	529,577	446,967
Property, plant, and equipment, net	100,998	96,885
Operating lease assets	26,206	18,120
Goodwill	509,357	510,942
Acquired intangibles	128,725	141,504
Other assets	550	483
	$1,295,413	$1,214,901
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$160,058	$172,286
Accrued expenses and other current liabilities	77,606	67,993
Billings in excess of cost	65,864	46,711
Total current liabilities	303,528	286,990
Long-term debt	93,454	23,781
Deferred income taxes	40,150	40,278
Non-current operating lease liabilities	19,252	11,390
Other non-current liabilities	21,751	27,204
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares in 2022 and 2021; 33,989 shares and 33,799 shares issued and outstanding in 2022 and 2021	340	338
Additional paid-in capital	318,664	314,541
Retained earnings	590,335	545,572
Accumulated other comprehensive (loss) income	(3,213)	187
Treasury stock, at cost, 2,374 and 1,107 shares in 2022 and 2021	(88,848)	(35,380)
Total stockholders’ equity	817,278	825,258
	$1,295,413	$1,214,901
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$44,763	$38,711
Income from discontinued operations	—	1,842
Income from continuing operations	44,763	36,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,677	16,014
Stock compensation expense	4,125	4,935
Exit activity costs, non-cash	1,198	1,193
Provision for (benefit of) deferred income taxes	29	(36)
Other, net	2,666	349
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(40,473)	(29,150)
Inventories	(33,616)	(42,686)
Other current assets and other assets	(1,612)	(611)
Accounts payable	(10,501)	35,174
Accrued expenses and other non-current liabilities	21,288	(9,274)
Net cash provided by operating activities of continuing operations	544	12,777
Net cash used in operating activities of discontinued operations	—	(2,002)
Net cash provided by operating activities	544	10,775
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(11,287)	(9,474)
Acquisitions, net of cash acquired	—	(2)
Net proceeds from sale of business	—	39,991
Net proceeds from sale of property and equipment	85	—
Net cash (used in) provided by investing activities of continuing operations	(11,202)	30,515
Net cash used in investing activities of discontinued operations	—	(176)
Net cash (used in) provided by investing activities	(11,202)	30,339
Cash Flows from Financing Activities
Proceeds from long-term debt	120,500	31,200
Long-term debt payments	(51,000)	(83,636)
Purchase of common stock at market prices	(53,468)	(4,780)
Net proceeds from issuance of common stock	—	924
Net cash provided by (used in) financing activities	16,032	(56,292)
Effect of exchange rate changes on cash	(1,074)	87
Net increase (decrease) in cash and cash equivalents	4,300	(15,091)
Cash and cash equivalents at beginning of year	12,849	32,054
Cash and cash equivalents at end of period	$17,149	$16,963
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	33,799	$338	$314,541	$545,572	$187	1,107	$(35,380)	$825,258
Net income	—	—	—	15,456	—	—	—	15,456
Foreign currency translation adjustment	—	—	—	—	(227)	—	—	(227)
Minimum post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	24	—	—	24
Stock compensation expense	—	—	1,352	—	—	—	—	1,352
Net settlement of restricted stock units	173	2	(2)	—	—	72	(3,461)	(3,461)
Balance at March 31, 2022	33,972	$340	$315,891	$561,028	$(16)	1,179	$(38,841)	$838,402
Net income	—	—	—	29,307	—	—	—	29,307
Foreign currency translation adjustment	—	—	—	—	(3,198)	—	—	(3,198)
Minimum post retirement benefit plan adjustments, net of taxes of $0	—	—	—	—	1	—	—	1
Stock compensation expense	—	—	2,773	—	—	—	—	2,773
Awards of common stock	16	—	—	—	—	—	—	—
Net settlement of restricted stock units	1	—	—	—	—	—	(7)	(7)
Common stock repurchased under stock repurchase program	—	—	—	—	—	1,195	(50,000)	(50,000)
Balance at June 30, 2022	33,989	$340	$318,664	$590,335	$(3,213)	2,374	$(88,848)	$817,278

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

The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2020-04 Reference Rate Reform (Topic 848), Facilitation of Effects of Reference Rate Reform on Financial Reporting, and ASU No. 2021-01 Reference Rate Reform (Topic 848), Scope	The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued as a result of reference rate reform. The expedients and exceptions provided by the amendments in ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.	The amendments in these updates are effective as of March 12, 2020 through December 31, 2022, and may be applied retrospectively to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date the financial statements are available to be issued. The adoption of the amendments in these updates is not expected to have a material impact on the Company's financial statements.

(3)    ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Trade accounts receivable	$231,076	$185,745
Costs in excess of billings	48,421	54,437
Total accounts receivables	279,497	240,182
Less allowance for doubtful accounts and contract assets	(3,901)	(3,738)
Accounts receivable, net	$275,596	$236,444

Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.

The following table provides a roll-forward of the allowance for credit losses, for the six month period ended June 30, 2022, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Beginning balance as of January 1, 2022	$3,738
Bad debt expense, net of recoveries	772
Accounts written off against allowance and other adjustments	(609)
Ending balance as of June 30, 2022	$3,901

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

As of June 30, 2022, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

Contract assets consist of costs in excess of billings presented within accounts receivable in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of cost, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of June 30, 2022 and December 31, 2021 was $3.4 million and $3.7 million, respectively. Revenue recognized during the six months ended June 30, 2022 and 2021 that was in contract liabilities at the beginning of the respective periods was $38.6 million and $49.2 million, respectively.

(5)    INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw material	$141,877	$135,558
Work-in-process	9,152	5,858
Finished goods	53,090	39,256
Gross inventory	204,119	180,672
Less reserves	(6,620)	(4,465)
Total inventories, net	$197,499	$176,207

(6)    GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2022 are as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2021	$188,680	$205,452	$85,132	$31,678	$510,942
Adjustments to prior year acquisitions	904	—	—	—	904
Foreign currency translation	(1,980)	—	(509)	—	(2,489)
Balance at June 30, 2022	$187,604	$205,452	$84,623	$31,678	$509,357

The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of June 30, 2022 which would require an interim impairment test to be performed.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$52,700	$—	$52,700	$—
Finite-lived intangible assets:
Trademarks	5,504	4,268	5,521	4,011
Unpatented technology	34,322	20,941	38,474	20,656
Customer relationships	103,160	42,201	108,591	39,832
Non-compete agreements	2,382	1,933	2,686	1,969
Backlog	6,891	6,891	7,200	7,200
	152,259	76,234	162,472	73,668
Total acquired intangible assets	$204,959	$76,234	$215,172	$73,668

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$2,819	$4,736	$5,917	$9,479
Amortization expense related to acquired intangible assets for the remainder of fiscal 2022 and the next five years thereafter is estimated as follows (in thousands):

	2022	2023	2024	2025	2026	2027
Amortization expense	$5,412	$10,177	$9,996	$9,856	$8,415	$6,754

(7)    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Revolving credit facility	$94,000	$24,500
Less unamortized debt issuance costs	(546)	(719)
Total debt	$93,454	$23,781

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of June 30, 2022, the Company was in compliance with all three covenants.

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

Standby letters of credit of $4.5 million have been issued under the Senior Credit Agreement on behalf of the Company as of June 30, 2022. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $301.5 million and $369.3 million of availability under the revolving credit facility at June 30, 2022 and December 31, 2021, respectively.

(8)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, (in thousands):

	Foreign Currency Translation Adjustment	Minimum Post Retirement Benefit Plan Adjustments	Total Pre-Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$1,640	$(2,247)	$(607)	$794	$187
Minimum post retirement health care plan adjustments	—	34	34	(10)	24
Foreign currency translation adjustment	(227)	—	(227)	—	(227)
Balance at March 31, 2022	1,413	(2,213)	(800)	784	(16)
Minimum post retirement health care plan adjustments	—	1	1	—	1
Foreign currency translation adjustment	(3,198)	—	(3,198)	—	(3,198)
Balance at June 30, 2022	$(1,785)	$(2,212)	$(3,997)	$784	$(3,213)

	Foreign Currency Translation Adjustment	Minimum Post Retirement Benefit Plan Adjustments	Total Pre-Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(872)	$(2,426)	$(3,298)	$837	$(2,461)
Minimum post retirement health care plan adjustments	—	37	37	(10)	27
Foreign currency translation adjustment	3,198	—	3,198	—	3,198
Balance at March 31, 2021	2,326	(2,389)	(63)	827	764
Minimum post retirement health care plan adjustments	—	37	37	(10)	27
Foreign currency translation adjustment	761	—	761	—	761
Balance at June 30, 2021	$3,087	$(2,352)	$735	$817	$1,552

The realized adjustments relating to the Company’s minimum post retirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of income.

(9)    EQUITY-BASED COMPENSATION
On May 4, 2022, the stockholders of the Company approved the adoption of the Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors ("Non-Employee Directors Plan") which increases the total number of shares for issuance by the Company thereunder from 100,000 shares to 200,000 shares, allows the Company to grant awards of shares of the Company's common stock to current non-employee Directors of the Company, and permits the Directors to defer receipt of such shares pursuant to the terms of the Non-Employee Directors Plan.
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

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the six months ended June 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2022		2021
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units (1)	108,464	$47.00	62,778	$87.84
Restricted stock units	67,158	$45.84	33,187	$87.91
Deferred stock units	2,460	$42.69	7,536	$83.58
Common shares	15,652	$42.49	2,512	$83.58
(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance or market conditions. The number of shares to be issued may vary between 0% and 200% of the number of PSUs granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on the Company’s return on invested capital (“ROIC”) over a one-year performance period.
(2) All PSUs granted in the first quarter of 2021 were forfeited in the first quarter of 2022 as the threshold level of achievement was not met based on the Company's actual ROIC achievement level for the performance period ended December 31, 2021.
Equity Based Awards - Settled in Cash

The Company's equity-based awards that are settled in cash are the awards under the Management Stock Purchase Plan (the “MSPP”) which is authorized under the Company's equity incentive plans. The total of these share-based liabilities recorded on the consolidated balance sheet as of June 30, 2022 was $17.6 million, of which $3.0 million was included in current accrued expenses and $14.6 million was included in non-current liabilities. Total share-based liabilities as of December 31, 2021 were $22.6 million, of which $2.9 million was included in current accrued expenses and $19.7 million was included in non-current liabilities.

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

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the six months ended June 30,:

	2022	2021
Restricted stock units credited	6,234	26,240
Share-based liabilities paid (in thousands)	$2,545	$3,510

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

As of June 30, 2022, the assets and liabilities of the disposal group have been classified as held for sale. The following table summarizes these assets and liabilities which have been measured at the lower of (i) the carrying value when classified as held for sale and (ii) the fair value of the business less costs to sell.

(in thousands)	June 30, 2022
Assets held for sale
Accounts receivable, net of allowance	$561
Inventories, net of reserves	8,563
Other current assets	1,926
Property, plant, and equipment, net	331
Operating lease asset	710
Goodwill (1)	—
Acquired intangibles, net	6,213
Total assets held for sale	$18,304
Liabilities held for sale
Accounts payable	$1,731
Accrued expenses	1,127
Non-current operating lease liabilities	299
Total liabilities held for sale	$3,157

(1) The assignment of goodwill was based on the relative fair value of the disposal group compared to the fair value of the total reporting unit it was included in prior to being reclassified as held for sale.

Net sales and operating loss for held for sale operations for the three and six months ended June 30 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$2,748	$7,264	$4,571	$12,237
Operating loss	$(1,109)	$(466)	$(3,634)	$(1,302)

Effective with the classification of the disposal group as held for sale, depreciation of property, plant, and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to an estimated sales price, adjusted for costs to sell, no losses were recorded during the six months ended June 30, 2022. The recoverability of the disposal group will be evaluated each reporting period until the sale of the business is completed.

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

Components of income from discontinued operations before taxes, including the interest allocated to discontinued operations, for the three and six months ended June 30 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$—	$—	$—	$20,391
Operating expenses	—	—	—	17,493
Adjustment to loss on disposal	—	502	—	830
(Loss) Income from discontinued operations before taxes	$—	$(502)	$—	$2,068

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

Exit activity costs (recoveries) were incurred during the six months ended June 30, 2022 and 2021 which related to moving and closing costs, severance, and contract terminations, along with asset impairment charges related to the write-down of inventory and impairment of machinery and equipment associated with discontinued product lines, as a result of process simplification initiatives. In conjunction with these initiatives, the Company exited a facility, relocating to a new one, and separately, closed one other facility during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company closed two facilities as a result of these initiatives.

The following tables set forth the exit activity costs (recoveries) and asset impairment charges incurred by segment during the three and six months ended June 30, related to the restructuring activities described above (in thousands):

	Three months ended June 30,
	2022			2021
	Exit activity costs	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total
Renewables	$75	$—	$75	$786	$—	$786
Residential	1,295	—	1,295	29	—	29
Agtech	97	—	97	1,287	—	1,287
Infrastructure	—	—	—	—	—	—
Corporate	62	—	62	59	—	59
Total exit activity costs & asset impairments	$1,529	$—	$1,529	$2,161	$—	$2,161

	Six months ended June 30,
	2022			2021
	Exit activity costs (recoveries), net	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total
Renewables	$1,403	$1,198	$2,601	$4,564	$1,193	$5,757
Residential	1,298	—	1,298	94	—	94
Agtech	88	—	88	1,491	—	1,491
Infrastructure	(63)	—	(63)	—	—	—
Corporate	82	—	82	59	—	59
Total exit activity costs & asset impairments	$2,808	$1,198	$4,006	$6,208	$1,193	$7,401

The following table provides a summary of where the exit activity costs and asset impairment charges were recorded in the consolidated statements of income for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$80	$718	$2,288	$5,765
Selling, general, and administrative expense	1,449	1,443	1,718	1,636
Total exit activity and asset impairment charges	$1,529	$2,161	$4,006	$7,401

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2022	2021
Balance at January 1	$272	$1,030
Exit activity costs recognized	2,808	6,208
Cash payments	(1,951)	(4,646)
Balance at June 30	$1,129	$2,592

(12)    INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and six months ended June 30, and the applicable effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision for income taxes	$9,895	$9,457	$14,996	$11,017
Effective tax rate	25.2%	26.4%	25.1%	23.0%
The effective tax rate for the three and six months ended June 30, 2022 and 2021, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

(13)    EARNINGS PER SHARE

Earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share are as follows for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations	$29,307	$26,373	$44,763	$36,869
(Loss) income from discontinued operations	—	(424)	—	1,842
Net income available to common stockholders	$29,307	$25,949	$44,763	$38,711
Denominator for basic earnings per share:
Weighted average shares outstanding	32,585	32,790	32,748	32,791
Denominator for diluted earnings per share:
Weighted average shares outstanding	32,585	32,790	32,748	32,791
Common stock options and stock units	75	266	95	280
Weighted average shares and conversions	32,660	33,056	32,843	33,071

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards. There were 225,000 and 52,000 shares issuable pursuant to equity based incentive compensation awards excluded from the diluted earnings per share calculation because the effect of their inclusion would be anti-dilutive for the three months ended June 30, 2022 and 2021, respectively. There were 65,000 anti-dilutive shares outstanding for the six months ended June 30, 2022 and no shares issuable pursuant to equity based incentive compensation awards excluded from the diluted earnings calculation for the six months ended June 30, 2021.

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
The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Renewables	$101,549	$107,751	$180,332	$193,263
Residential	200,245	164,209	379,730	304,426
Agtech	43,680	53,696	86,108	100,435
Infrastructure	21,475	22,733	38,644	37,857
Total net sales	$366,949	$348,389	$684,814	$635,981

Income from operations:
Renewables	$6,829	$9,510	$(155)	$8,989
Residential	35,664	27,155	69,099	50,089
Agtech	1,542	977	1,573	1,906
Infrastructure	2,887	4,186	4,068	6,223
Unallocated Corporate Expenses	(6,783)	(10,419)	(13,251)	(22,983)
Total income from operations	$40,139	$31,409	$61,334	$44,224

	June 30, 2022	December 31, 2021
Total assets:
Renewables	$444,411	$445,486
Residential	532,226	453,469
Agtech	213,026	212,038
Infrastructure	85,652	82,662
Unallocated corporate assets	20,098	21,246
	$1,295,413	$1,214,901

The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$5,259	$198,854	$4,029	$8,936	$217,078
Over Time	96,290	1,391	39,651	12,539	149,871
Total net sales	$101,549	$200,245	$43,680	$21,475	$366,949

	Three Months Ended June 30, 2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$6,049	$162,978	$7,388	$11,637	$188,052
Over Time	101,702	1,231	46,308	11,096	160,337
Total net sales	$107,751	$164,209	$53,696	$22,733	$348,389

	Six Months Ended June 30, 2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$10,909	$376,985	$5,642	$15,239	$408,775
Over Time	169,423	2,745	80,466	23,405	276,039
Total net sales	$180,332	$379,730	$86,108	$38,644	$684,814

	Six Months Ended June 30, 2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$13,020	$301,997	$12,531	$17,107	$344,655
Over Time	180,243	2,429	87,904	20,750	291,326
Total net sales	$193,263	$304,426	$100,435	$37,857	$635,981

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

The Company operates and reports its results in the following four reporting segments:
•Renewables;
•Residential;
•Agtech; and
•Infrastructure.

The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of food and plants, and contractors. At June 30, 2022, we operated 33 facilities, comprised of 24 manufacturing facilities, one distribution center, and eight offices, which are located in 15 states, Canada, China, and Japan. Our operational infrastructure provides the necessary scale to support regional and national customers in each of our markets.

Recent Trends

As we have navigated through COVID-19, our top priority continues to be focused on our organization - keeping our team and their families as safe as possible, maintaining our supply chain and providing a high level of responsiveness to customer needs. We continue to proactively execute our pandemic “playbook” and make adjustments to our operating protocols as we navigate forward.

The broader market dynamics over the past two years, which have included the impact of COVID-19, have resulted in impacts to our company, including material cost inflation, labor availability issues and logistics costs increases. We have also been impacted from supply constraints for materials and commodities used in our operations and used by our customers in conjunction with the goods and services we provide. In certain instances these constraints have resulted in project delays, cost inflation and logistics delays. We continue to work with our customers and suppliers in this dynamic environment to better align pricing, understand the existing and potential future impacts to the supply chain, and make efforts to mitigate such impacts as we expect these supply chain and labor availability pressures along with the impact of material cost, labor and logistics inflation will continue throughout 2022.

In early 2022, the U.S. Department of Commerce ("USDOC") was petitioned to investigate alleged circumvention of antidumping and countervailing duties on Chinese imports of solar panels produced in other countries in Southeast Asia. In March 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. In June 2022, the President of the United States issued an Executive Order to suspend any tariffs that result from this investigation for two years. The USDOC has not yet issued a ruling to implement this order. Furthermore, in June 2022, the Uyghur Forced Labor Prevention Act ("UFLPA") was enacted. The UFLPA requires traceability of components of imported goods to validate that the components are not sourced from areas in the Xinjiang region of China. There have been recent reports of solar panels being held at customs until the importer is able to prove where they have been sourced. As the timing and progress of many of our customers’ projects depend upon the supply of solar panels, our operating results have been and could be impacted by these actions. As such, we continue to work with customers who are assessing their ability to source panels needed to complete projects.

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

We believe the key elements of our strategy have, and will continue to, enable us to respond timely to changes in the end markets we serve, including evolving changes due to COVID-19 and the broader market dynamics experienced over the past two years. We have and expect to continue to examine the need for restructuring of our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in working capital, and managing our business to generate incremental cash. We believe our strategy enables us to respond to volatility in commodity and other input costs and fluctuations in customer demand, along with striving to maintain and improve margins. We have used cash flows generated by these initiatives to minimize debt, improve our liquidity position, invest in growth initiatives and return capital to our shareholders through share repurchases. Overall, we continue to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher stockholder returns.

Recent Developments
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of June 30, 2022, the Company has repurchased 1,194,925 shares for an aggregate price of $50 million under this repurchase program.

During the first quarter of 2022, the Company committed to a plan to sell its processing equipment business, which is a business within the Company's Agtech reportable segment, as a result of its portfolio management strategy in order to focus its resources on the higher growth and more profitable growing business within the Agtech segment. The processing equipment business was classified as held for sale as of March 31, 2022 and remains under such classification as of June 30, 2022.

During the first quarter of 2021, the Company sold its Industrial business which was previously included in the Company's Industrial and Infrastructure Products segment, now the Infrastructure segment, and was reported as discontinued operations as of December 31, 2020.
Results of Operations
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended June 30 (in thousands):

	2022		2021
Net sales	$366,949	100.0%	$348,389	100.0%
Cost of sales	276,678	75.4%	267,458	76.8%
Gross profit	90,271	24.6%	80,931	23.2%
Selling, general, and administrative expense	50,132	13.7%	49,522	14.2%
Income from operations	40,139	10.9%	31,409	9.0%
Interest expense	656	0.1%	245	0.0%
Other expense (income)	281	0.1%	(4,666)	(1.3)%
Income before taxes	39,202	10.7%	35,830	10.3%
Provision for income taxes	9,895	2.7%	9,457	2.7%
Income from continuing operations	29,307	8.0%	26,373	7.6%
Loss from discontinued operations	—	0.0%	(424)	(0.2)%
Net income	$29,307	8.0%	$25,949	7.4%

The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

				Impact of
	2022	2021	Total Change	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$101,549	$107,751	$(6,202)	$—	$(6,202)
Residential	200,245	164,209	36,036	—	36,036
Agtech	43,680	53,696	(10,016)	(4,516)	(5,500)
Infrastructure	21,475	22,733	(1,258)	—	(1,258)
Consolidated	$366,949	$348,389	$18,560	$(4,516)	$23,076

Consolidated net sales increased by $18.6 million, or 5.3%, to $366.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The 5.3% increase in revenue was driven by the Residential segment, which more than offset volume declines in our Renewables, Agtech and Infrastructure segments. The improvement year over year was driven by a 13% increase in pricing to customers, partially offset by a net volume decline of 8%. The increase during the current year quarter was driven by price management and participation gains in our Residential segment, partially offset by project delays caused by continued supply chain challenges in the Agtech and Renewables segments. While the Company committed to a plan of sale of its Processing business within the Agtech segment, and has reclassified the assets and liabilities as held-for-sale as of March 31, 2022, the Company will continue reporting its operating results in the Company's consolidated operating results from continuing operations until the sale of the business is completed. Consolidated backlog increased 5% to $411 million up from $392 million at the end of the prior year quarter.

Net sales in our Renewables segment decreased $6.2 million, or 5.8%, to $101.5 million for the three months ended June 30, 2022 compared to $107.8 million for the three months ended June 30, 2021. Revenue decreased as expected during the quarter as solar project schedules remained dynamic, the result of customers continuing to assess and understand solar panel availability, which has been impacted by the USDOC investigation, the implementation of the UFLPA by the U.S. Custom and Border Protection Agency, and the Executive Order issued by the administration with respect to solar panel tariff enforcement. As a result, backlog decreased 2% year over year, yet it is expected to improve once these trade issues are resolved.
Net sales in our Residential segment increased 21.9%, or $36.0 million, to $200.2 million for the three months ended June 30, 2022 compared to $164.2 million for the three months ended June 30, 2021. The increase from the prior year quarter, the eighth consecutive quarter of double-digit growth, was driven by price management and participation gains.

Net sales in our Agtech segment decreased 18.6%, or $10.0 million, to $43.7 million for the three months ended June 30, 2022 compared to $53.7 million for the three months ended June 30, 2021. Excluding the impact of the processing equipment business which has been classified as held for sale as of March 31, 2022, revenue declined in our produce and cannabis businesses as projects shifted into the third and fourth quarters, the result of continued licensing and permit delays. Despite these headwinds, the commercial greenhouse business continued solid growth across its core product lines. Backlog increased 28% year over year.

Net sales in our Infrastructure segment decreased 5.3%, or $1.3 million, to $21.5 million for the three months ended June 30, 2022 compared to $22.7 million for the three months ended June 30, 2021. The decrease in revenue was due to a very strong prior year quarter comparison, which benefited from the scheduling of customer projects. While order backlog was essentially flat compared to the prior year quarter, bidding activity is strong and new bookings have accelerated early in the third quarter. Management continues to expect a positive impact from the infrastructure bill in the second half of 2022.

Our consolidated gross margin increased to 24.6% for the three months ended June 30, 2022 compared to 23.2% for the three months ended June 30, 2021. The increase was largely the result of favorable price / cost management, along with the impact of participation gains in our residential segment, business mix, and improved operating execution from lean enterprise initiatives. These actions more than offset the impacts of continued and anticipated supply chain challenges that resulted in increased costs due to project disruptions.

Selling, general, and administrative ("SG&A") expenses as a percentage of net sales decreased to 13.7% for the three months ended June 30, 2022 compared to 14.2% for the three months ended June 30, 2021. SG&A expenses for the current quarter increased by $0.6 million, or 1.2%, to $50.1 million from $49.5 million compared to the prior year quarter. The increase year over year was the net result of expenses associated with investing in our enterprise resource planning ("ERP") systems to simplify and digitize our businesses, nearly offset by lower compensation and benefits expense as compared to the prior year quarter, largely the result of equity-based awards tied to the Company's 200-day average stock price.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

						Impact of
	2022		2021		Total Change	Portfolio Management	Ongoing Operations
Income from operations:
Renewables	$6,829	6.7%	$9,510	8.8%	$(2,681)	$—	$(2,681)
Residential	35,664	17.8%	27,155	16.5%	8,509	—	8,509
Agtech	1,542	3.5%	977	1.8%	565	(643)	1,208
Infrastructure	2,887	13.4%	4,186	18.4%	(1,299)	—	(1,299)
Unallocated Corporate Expenses	(6,783)	(1.8)%	(10,419)	(3.0)%	3,636	—	3,636
Consolidated income from operations	$40,139	10.9%	$31,409	9.0%	$8,730	$(643)	$9,373
The Renewables segment generated an operating margin of 6.7% in the current year quarter compared to 8.8% in the prior year quarter. The decrease in operating margin on lower volume was largely the result of project management inefficiencies related to project delays and disruptions associated with market supply chain challenges. Project management inefficiencies began to subside as we moved through the quarter, resulting in double-digit margin performance in both May and June. Execution of our integration plans, including implementing a common platform for our ERP system and insourcing production, remain on track.
The Residential segment generated an operating margin of 17.8% in the current year quarter compared to 16.5% in the prior year quarter. The increase in operating margin was the result of favorable price / cost management, supply chain initiatives, labor management, volume leverage and 80/20 initiatives. During the quarter, we completed the implementation a new ERP system in the mail and package business.

Our Agtech segment generated an operating margin of 3.5% in the current year quarter compared to 1.8% in the prior year quarter. Operating profit and margin improved year over year, the result of business mix, price / cost management, supply chain improvement, 80/20 initiatives, and integration activities.

Our Infrastructure segment generated an operating margin of 13.4% during the three months ended June 30, 2022 compared to 18.4% during the three months ended June 30, 2021. The margin declined year over year due to unfavorable product mix.

Unallocated corporate expenses decreased $3.6 million from $10.4 million during the three months ended June 30, 2021 to $6.8 million during the three months ended June 30, 2022. The decrease in expense was primarily the result of lower performance-based compensation expense for equity-based awards tied to the Company's 200-day average stock price as compared to the prior year quarter.

Interest expense increased year over year with $0.7 million for the three months ended June 30, 2022 compared to $0.2 million for the three months ended June 30, 2021. The increase in expense was primarily due to higher outstanding balances on the Company's revolving credit facility during the quarter along with higher interest rates compared to the prior year quarter. The outstanding balances on the Company's revolving credit facility were $93.5 million and $32.3 million as of June 30, 2022, and 2021, respectively.

The Company recorded other expense of $0.3 million for the three months ended June 30, 2022, compared to other income of $4.7 million for the three months ended June 30, 2021. The change from income in the prior year quarter to expense in the current year quarter was primarily the result of a $4.7 million gain recognized on the sale of securities received from the sellers of Thermo Energy Systems, Inc. ("Thermo") to settle indemnification claims recorded in the prior year quarter.

We recognized a provision for income taxes of $9.9 million and $9.5 million, with effective tax rates of 25.2% and 26.4% for the three months ended June 30, 2022, and 2021, respectively. The effective tax rate for the three months ended June 30, 2022, and 2021, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
The following table sets forth selected results of operations data and its percentage of net sales for the six months ended June 30 (in thousands):

	2022		2021
Net sales	$684,814	100.0%	$635,981	100.0%
Cost of sales	529,699	77.3%	495,032	77.8%
Gross profit	155,115	22.7%	140,949	22.2%
Selling, general, and administrative expense	93,781	13.7%	96,725	15.2%
Income from operations	61,334	9.0%	44,224	7.0%
Interest expense	1,141	0.2%	689	0.1%
Other expense (income)	434	0.1%	(4,351)	(0.6)%
Income before taxes	59,759	8.7%	47,886	7.5%
Provision for income taxes	14,996	2.2%	11,017	1.7%
Income from continuing operations	44,763	6.5%	36,869	5.8%
Income from discontinued operations	—	0.0%	1,842	0.3%
Net income	$44,763	6.5%	$38,711	6.1%
The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30, (in thousands):

				Impact of
	2022	2021	Total Change	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$180,332	$193,263	$(12,931)	$—	$(12,931)
Residential	379,730	304,426	75,304	—	75,304
Agtech	86,108	100,435	(14,327)	(7,666)	(6,661)
Infrastructure	38,644	37,857	787	—	787
Consolidated	$684,814	$635,981	$48,833	$(7,666)	$56,499

Consolidated net sales increased by $48.8 million, or 7.7%, to $684.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The 7.7% increase in revenue was driven by the Residential and Infrastructure segments, which more than offset volume declines in both our Renewables and Agtech segments. The improvement year over year was driven by a 14% increase in pricing to customers, partially offset by a net volume decline of 6%. The increase in net sales during the current year was driven by price management and participation gains in our Residential segment, partially offset by continued project delays caused by supply chain challenges in the Agtech and Renewables segments. While the Company committed to a plan of sale of its Processing business within the Agtech segment, and has reclassified the assets and liabilities as held-for-sale as of March 31, 2022, the Company will continue reporting its operating results in the Company's consolidated operating results from continuing operations until the sale of the business is completed. Consolidated backlog increased 5% to $411 million up from $392 million at the end of the prior year period.

Net sales in our Renewables segment decreased $12.9 million, or 6.7%, to $180.3 million for the six months ended June 30, 2022 compared to $193.3 million for the six months ended June 30, 2021. Revenue decreased as anticipated by 6.7% during the current year as a result of solar project schedule delays, disruptions related to supply chain challenges and uncertainty related to the pending preliminary ruling surrounding the USDOC global trading investigation during the year and further impacted by the recent implementation of the UFLPA by the U.S. Custom and Border Protection Agency and the Executive Order issued by the administration with respect to solar panel tariff enforcement. As a result, backlog decreased 2% year over year, yet it is expected to improve once these trade issues are resolved.
Net sales in our Residential segment increased 24.7%, or $75.3 million, to $379.7 million for the six months ended June 30, 2022 compared to $304.4 million for the six months ended June 30, 2021. The increase from the prior year was primarily driven by pricing actions, along with participation gains.

Net sales in our Agtech segment decreased 14.2%, or $14.3 million, to $86.1 million for the six months ended June 30, 2022 compared to $100.4 million for the six months ended June 30, 2021. Excluding the impact of the processing equipment business which has been classified as held for sale as of March 31, 2022, revenue declined in our produce and cannabis businesses due to project delays, the result of continued licensing and permit delays. Despite these headwinds, the commercial greenhouse business continued solid growth across its core product lines. Backlog for the segment increased 28% year over year.

Net sales in our Infrastructure segment increased 1.8%, or $0.8 million, to $38.6 million for the six months ended June 30, 2022 compared to $37.9 million for six months ended June 30, 2021. The increase in revenue was driven by growth in demand for fabricated products. While order backlog was essentially flat compared to the prior year period, bidding activity is strong and new bookings have accelerated early in the third quarter. Management continues to expect a positive impact from the infrastructure bill in the second half of 2022.

Our consolidated gross margin increased to 22.7% for the six months ended June 30, 2022 compared to 22.2% for the six months ended June 30, 2021. The increase was primarily the result of favorable price / cost management, along with participation gains in our residential segment, favorable revenue mix and improved operating execution from lean enterprise initiatives. These actions more than offset the impacts of continued and anticipated supply chain challenges and severe weather in the early part of the year that resulted in increased costs due to project disruptions.

Selling, general, and administrative ("SG&A") expenses as a percentage of net sales decreased to 13.7% for the six months ended June 30, 2022 compared to 15.2% for the six months ended June 30, 2021. The decrease of $2.9 million, or 3.0%, to $93.8 million for the current year period compared to $96.7 million for the prior year period was primarily due to lower performance-based compensation expense for equity-based awards tied to the Company's 200-day average stock price.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

						Impact of
	2022		2021		Total Change	Portfolio Management	Ongoing Operations
Income from operations:
Renewables	$(155)	(0.1)%	$8,989	4.7%	$(9,144)	$—	$(9,144)
Residential	69,099	18.2%	50,089	16.5%	19,010	—	19,010
Agtech	1,573	1.8%	1,906	1.9%	(333)	(2,332)	1,999
Infrastructure	4,068	10.5%	6,223	16.4%	(2,155)	—	(2,155)
Unallocated Corporate Expenses	(13,251)	(1.9)%	(22,983)	(3.6)%	9,732	—	9,732
Consolidated income from operations	$61,334	9.0%	$44,224	7.0%	$17,110	$(2,332)	$19,442

The Renewables segment generated an operating margin of (0.1)% in the current year compared to 4.7% in the prior year. The decrease in operating margin on lower volume was the result of project management inefficiencies related to project delays and disruptions associated with market supply chain challenges and prolonged inflation on structural steel used in solar canopy projects. However, project execution is showing signs of improvement and the above mentioned impacts are beginning to subside resulting in double-digit margin performance in both May and June. Execution of our integration plans, including the investment in a common platform for our ERP systems, remain on track.
The Residential segment generated an operating margin of 18.2% in the current year compared to 16.5% in the prior year. The increase in operating margin was the result of favorable price / cost management, segment mix, labor management, volume leverage and 80/20 initiatives. During the year, we completed the implementation a new ERP system in the mail and package business.

Our Agtech segment generated an operating margin of 1.8% in the current year compared to 1.9% in the prior year. Excluding the impact of the Processing business which has been classified as held for sale as of March 31, 2022, operating profit and margin improved year over year the result of improved business mix, price / cost management, continued execution from 80/20 and lean enterprise initiatives and ongoing integration activities.

Our Infrastructure segment generated an operating margin of 10.5% during the six months ended June 30, 2022 compared to 16.4% during the six months ended June 30, 2021. The margin declined year over year due to the impact of plate steel inflation on fixed price projects and unfavorable product mix.

Unallocated corporate expenses decreased $9.7 million from $23.0 million during the six months ended June 30, 2021 to $13.3 million during the six months ended June 30, 2022. The decrease in expense was largely the result of lower performance-based compensation expense for equity-based awards tied to the Company's 200-day average stock price as compared to the prior year.

Interest expense increased year over year with $1.1 million for the six months ended June 30, 2022 compared to $0.7 million for the six months ended June 30, 2021. The increase in expense was primarily due to higher outstanding balances on the Company's revolving credit facility during the current year along with higher interest rates compared to the prior year period. The outstanding balances on the Company's revolving credit facility were $93.5 million and $32.3 million as of June 30, 2022, and 2021, respectively.

The Company recorded other expense of $0.4 million for the six months ended June 30, 2022, compared to other income of $4.4 million for the six months ended June 30, 2021. The change from income in the prior year to expense in the current year was primarily the result of the $4.7 million gain recognized on the sale of securities received from the sellers of Thermo Energy Systems, Inc. ("Thermo") to settle indemnification claims recorded in the prior year.

We recognized a provision for income taxes of $15.0 million and $11.0 million, with effective tax rates of 25.1% and 23.0% for the six months ended June 30, 2022, and 2021, respectively. The effective tax rate for the six months ended June 30, 2022, and 2021, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

Liquidity and Capital Resources

The following table sets forth our liquidity position as of:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$17,149	$12,849
Availability on revolving credit facility	301,505	369,305
	$318,654	$382,154

Sources of Liquidity

We believe that our cash on hand and available borrowing capacity provided under our Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") provide us with ample liquidity and capital resources to invest in key business strategies that drive our mission. We have been able to weather the economic impacts of the COVID-19 pandemic and the broader market dynamics, including the current inflationary cost environment, while continuing to make investments that support our strategy. We continue to remain focused on managing our working capital, closely monitoring customer credit and collection activities, and working to extend payment terms. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and to invest in operational excellence, growth initiatives and stock repurchases for the foreseeable future.

We use our Senior Credit Agreement to provide liquidity and capital resources primarily for our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2022, our foreign subsidiaries held $15.5 million of cash.

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

In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of June 30, 2022, the Company has repurchased 1,194,925 shares for an aggregate price of $50 million under this repurchase program.

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

Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2022	2021
Cash provided by (used in):
Operating activities of continuing operations	$544	$12,777
Investing activities of continuing operations	(11,202)	30,515
Financing activities of continuing operations	16,032	(56,292)
Discontinued operations	—	(2,178)
Effect of foreign exchange rate changes	(1,074)	87
Net increase (decrease) in cash and cash equivalents	$4,300	$(15,091)

Operating Activities

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2022 of $0.5 million consisted of income from continuing operations of $44.8 million and non-cash net charges totaling $20.7 million, which include depreciation, amortization, stock-based compensation, exit activity costs and other non-cash charges, offset by a $64.9 million investment in working capital and other net assets. The investment in working capital and other net assets was due to increases in accounts receivable and inventory, largely the result of seasonal increases in demand along with increased raw material and freight costs impacting inventory. A decrease in accounts payable as a result of the correlation between the timing of inventory receipts and vendor payments also contributed to the increase. The overall increase was partially offset by an increase in accrued expenses and other non-current liabilities due to increases in advance payments from and billings to customers on projects.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2021 of $12.8 million consisted of income from continuing operations of $36.9 million and non-cash net charges totaling $22.4 million, which include depreciation, amortization, stock-based compensation, exit activity costs and other non-cash charges, offset by a $46.5 million investment in working capital and other net assets. The investment in net working capital and other net assets was largely driven by an increase in inventory due to rising material costs and accounts receivable due to seasonal increases in demand, offset by an increase in accounts payable as the result of seasonal increases in manufacturing activity.

Investing Activities

Net cash used in investing activities of continuing operations for the six months ended June 30, 2022 of $11.2 million was primarily due to capital expenditures of $11.3 million.

Net cash provided by investing activities of continuing operations for the six months ended June 30, 2021 of $30.5 million was primarily due to $40.0 million in net proceeds received from the sale of the Company's Industrial business, offset by capital expenditures of $9.5 million.

Financing Activities

Net cash provided by financing activities of continuing operations for the six months ended June 30, 2022 of $16.0 million was the result of $120.5 million in proceeds from borrowing on our long-term credit facility, offset by $51.0 million in payments on long-term debt and $53.5 million of common stock repurchases. Share repurchases of 1,194,925 under the Company’s recently authorized share repurchase program totaled $50.0 million with the balance repurchased for the net settlement of tax obligations for participants in the Company's equity incentive plans.

Net cash used in financing activities of continuing operations for the six months ended June 30, 2021 of $56.3 million was primarily the result of $83.6 million in payments on long-term debt and $4.8 million of stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans, offset by

$31.2 million in proceeds from borrowing on our long-term credit facility and $0.9 million from the issuance of common stock from stock option exercises during the period.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2022 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

(b)Changes in Internal Control over Financial Reporting
We implemented a new Enterprise Resource Planning (“ERP”) system for one of our operating units in our Residential segment during the quarter ended June 30, 2022. The implementation of this ERP system is expected to, among other things, improve user access security and automate a number of accounting and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementation of this ERP system, there have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are subject to litigation from time to time in the ordinary course of business, however, there is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled, or otherwise resolved during the fourth quarter of the year ended December 31, 2021, other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Form 10-Q for the quarterly period ended March 31, 2022, respectively. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. We believe there have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2021 and Form 10-Q for the quarterly period ended March 31, 2022, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program was publicly announced on May 4, 2022 and has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion.

The following table sets forth purchases made by or on behalf of the Company.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2022	—	$—	—	$—
May 1 - 31, 2022	389,859	$40.45	389,859	$184,231,626
June 1 - 30, 2022	805,066	$42.52	805,066	$150,000,002
Total	1,194,925	$41.84	1,194,925

The Company did not sell unregistered equity securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits

3.1	Certificate of Incorporation of Gibraltar Industries, Inc., as amended by: (i) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed October 27, 2004, (ii) Certificate of Change of Registered Agent and Registered Office of Gibraltar Industries, Inc. filed May 11, 2005, (iii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 22, 2012, (iv) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 11, 2015, and (v) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. executed May 5, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2021)
3.2	Amended and Restated By Laws of Gibraltar Industries, Inc. effective January 1, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2015)
10.1	Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors
10.2	Form of award for Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors Award Agreement
31.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.*
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.*
32.1	Certification of the Chairman of the Board, President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.* **
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.* **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRA	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically with this Quarterly Report on Form 10-Q.
**	Documents are furnished not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GIBRALTAR INDUSTRIES, INC.
(Registrant)

/s/ William T. Bosway
William T. Bosway
Chairman of the Board, President and Chief Executive Officer

/s/ Timothy F. Murphy
Timothy F. Murphy
Senior Vice President and Chief Financial Officer
Date: August 3, 2022