Form 10-Q
period 2022-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2022-11-03
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 2, 2022, the number of common shares outstanding was: 30,970,972.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$391,291	$369,353	$1,076,105	$1,005,334
Cost of sales	296,735	286,101	826,434	781,133
Gross profit	94,556	83,252	249,671	224,201
Selling, general, and administrative expense	47,160	45,274	140,941	141,999
Income from operations	47,396	37,978	108,730	82,202
Interest expense	1,048	491	2,189	1,180
Other expense (income)	363	72	797	(4,279)
Income before taxes	45,985	37,415	105,744	85,301
Provision for income taxes	11,690	9,561	26,686	20,578
Income from continuing operations	34,295	27,854	79,058	64,723
Discontinued operations:
(Loss) income before taxes	—	(201)	—	1,867
Provision for income taxes	—	97	—	323
(Loss) income from discontinued operations	—	(298)	—	1,544
Net income	$34,295	$27,556	$79,058	$66,267
Net earnings per share – Basic:
Income from continuing operations	$1.08	$0.85	$2.44	$1.97
(Loss) income from discontinued operations	—	(0.01)	—	0.05
Net income	$1.08	$0.84	$2.44	$2.02
Weighted average shares outstanding – Basic	31,707	32,802	32,396	32,791
Net earnings per share – Diluted:
Income from continuing operations	$1.08	$0.84	$2.43	$1.96
(Loss) income from discontinued operations	—	(0.01)	—	0.05
Net income	$1.08	$0.83	$2.43	$2.01
Weighted average shares outstanding – Diluted	31,812	33,050	32,503	33,055
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$34,295	$27,556	$79,058	$66,267
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,568)	(1,057)	(6,993)	2,902
Minimum post retirement benefit plan adjustments, net of tax	12	27	37	81
Other comprehensive (loss) income	(3,556)	(1,030)	(6,956)	2,983
Total comprehensive income	$30,739	$26,526	$72,102	$69,250
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,919	$12,849
Accounts receivable, net of allowance of $3,847 and $3,738, respectively	275,704	236,444
Inventories, net	204,000	176,207
Prepaid expenses and other current assets	37,578	21,467
Total current assets	539,201	446,967
Property, plant, and equipment, net	105,097	96,885
Operating lease assets	24,850	18,120
Goodwill	510,866	510,942
Acquired intangibles	145,374	141,504
Other assets	875	483
	$1,326,263	$1,214,901
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$157,167	$172,286
Accrued expenses and other current liabilities	82,789	67,993
Billings in excess of cost	42,412	46,711
Total current liabilities	282,368	286,990
Long-term debt	121,840	23,781
Deferred income taxes	40,257	40,278
Non-current operating lease liabilities	17,956	11,390
Other non-current liabilities	20,351	27,204
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares in 2022 and 2021; 34,034 shares and 33,799 shares issued and outstanding in 2022 and 2021	340	338
Additional paid-in capital	320,428	314,541
Retained earnings	624,630	545,572
Accumulated other comprehensive (loss) income	(6,769)	187
Treasury stock, at cost, 2,530 and 1,107 shares in 2022 and 2021	(95,138)	(35,380)
Total stockholders’ equity	843,491	825,258
	$1,326,263	$1,214,901
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$79,058	$66,267
Income from discontinued operations	—	1,544
Income from continuing operations	79,058	64,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,192	23,958
Stock compensation expense	5,889	6,769
Exit activity costs, non-cash	1,427	1,193
Provision for (benefit of) deferred income taxes	181	(689)
Other, net	3,620	1,274
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(25,538)	(65,297)
Inventories	(19,840)	(65,906)
Other current assets and other assets	393	(316)
Accounts payable	(24,756)	32,029
Accrued expenses and other non-current liabilities	(1,065)	(12,261)
Net cash provided by (used in) operating activities of continuing operations	38,561	(14,523)
Net cash used in operating activities of discontinued operations	—	(2,002)
Net cash provided by (used in) operating activities	38,561	(16,525)
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(51,621)	4,143
Purchases of property, plant, and equipment	(15,704)	(13,251)
Net proceeds from sale of business	—	38,062
Net cash (used in) provided by investing activities of continuing operations	(67,325)	28,954
Net cash used in investing activities of discontinued operations	—	(176)
Net cash (used in) provided by investing activities	(67,325)	28,778
Cash Flows from Financing Activities
Proceeds from long-term debt	197,800	58,500
Long-term debt payments	(100,000)	(83,636)
Purchase of common stock at market prices	(58,125)	(6,161)
Net proceeds from issuance of common stock	—	1,021
Net cash provided by (used in) financing activities	39,675	(30,276)
Effect of exchange rate changes on cash	(1,841)	(97)
Net increase (decrease) in cash and cash equivalents	9,070	(18,120)
Cash and cash equivalents at beginning of year	12,849	32,054
Cash and cash equivalents at end of period	$21,919	$13,934
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	33,799	$338	$314,541	$545,572	$187	1,107	$(35,380)	$825,258
Net income	—	—	—	15,456	—	—	—	15,456
Foreign currency translation adjustment	—	—	—	—	(227)	—	—	(227)
Minimum post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	24	—	—	24
Stock compensation expense	—	—	1,352	—	—	—	—	1,352
Net settlement of restricted stock units	173	2	(2)	—	—	72	(3,461)	(3,461)
Balance at March 31, 2022	33,972	$340	$315,891	$561,028	$(16)	1,179	$(38,841)	$838,402
Net income	—	—	—	29,307	—	—	—	29,307
Foreign currency translation adjustment	—	—	—	—	(3,198)	—	—	(3,198)
Minimum post retirement benefit plan adjustments, net of taxes of $0	—	—	—	—	1	—	—	1
Stock compensation expense	—	—	2,773	—	—	—	—	2,773
Awards of common stock	16	—	—	—	—	—	—	—
Net settlement of restricted stock units	1	—	—	—	—	—	(7)	(7)
Common stock repurchased under stock repurchase program	—	—	—	—	—	1,195	(50,000)	(50,000)
Balance at June 30, 2022	33,989	$340	$318,664	$590,335	$(3,213)	2,374	$(88,848)	$817,278
Net income	—	—	—	34,295	—	—	—	34,295
Foreign currency translation adjustment	—	—	—	—	(3,568)	—	—	(3,568)
Minimum post retirement benefit plan adjustments, net of taxes of $5	—	—	—	—	12	—	—	12
Stock compensation expense	—	—	1,764	—	—	—	—	1,764
Awards of common shares	—	—	—	—	—	—	—	—
Net settlement of restricted stock units	45	—	—	—	—	18	(749)	(749)
Common stock repurchased under stock repurchase program	—	—	—	—	—	138	(5,541)	(5,541)
Balance at September 30, 2022	34,034	$340	$320,428	$624,630	$(6,769)	2,530	$(95,138)	$843,491

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	33,568	$336	$304,870	$469,943	$(2,461)	1,028	$(28,883)	$743,805
Net income	—	—	—	12,762	—	—	—	12,762
Foreign currency translation adjustment	—	—	—	—	3,198	—	—	3,198
Minimum post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	27	—	—	27
Stock compensation expense	—	—	2,368	—	—	—	—	2,368
Stock options exercised	25	—	910	—	—	—	—	910
Net settlement of restricted stock units	118	1	(1)	—	—	54	(4,662)	(4,662)
Balance at March 31, 2021	33,711	$337	$308,147	$482,705	$764	1,082	$(33,545)	$758,408
Net income	—	—	—	25,949	—	—	—	25,949
Foreign currency translation adjustment	—	—	—	—	761	—	—	761
Minimum post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	27	—	—	27
Stock compensation expense	—	—	2,567	—	—	—	—	2,567
Stock options exercised	1	—	14	—	—	—	—	14
Awards of common shares	3	—	—	—	—	—	—	—
Net settlement of restricted stock units	3	—	—	—	—	1	(118)	(118)
Balance at June 30, 2021	33,718	$337	$310,728	$508,654	$1,552	1,083	$(33,663)	$787,608
Net income	—	—	—	27,556	—	—	—	27,556
Foreign currency translation adjustment	—	—	—	—	(1,057)	—	—	(1,057)
Minimum post retirement benefit plan adjustments, net of taxes of $9	—	—	—	—	27	—	—	27
Stock compensation expense	—	—	1,834	—	—	—	—	1,834
Stock options exercised	10	—	97	—	—	—	—	97
Net settlement of restricted stock units	54	1	(1)	—	—	19	(1,381)	(1,381)
Total other comprehensive loss	—	—	—	—	—	—	—	—
Balance at September 30, 2021	33,782	$338	$312,658	$536,210	$522	1,102	$(35,044)	$814,684

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)    CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Gibraltar Industries, Inc. (the "Company") have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal; for this and other reasons financial results for any interim period are not necessarily indicative of the results expected for any subsequent interim period or for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021.

The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU No. 2020-04 Reference Rate Reform (Topic 848), Facilitation of Effects of Reference Rate Reform on Financial Reporting, and ASU No. 2021-01 Reference Rate Reform (Topic 848), Scope	The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued as a result of reference rate reform. The expedients and exceptions provided by the amendments in ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.	The amendments in these updates are effective as of March 12, 2020 through December 31, 2022, and may be applied retrospectively to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date the financial statements are available to be issued. The adoption of the amendments in these updates is not expected to have a material impact on the Company's financial statements.

(3)    ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts receivable	$222,368	$185,745
Costs in excess of billings	57,183	54,437
Total accounts receivables	279,551	240,182
Less allowance for doubtful accounts and contract assets	(3,847)	(3,738)
Accounts receivable, net	$275,704	$236,444

Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.

The following table provides a roll-forward of the allowance for credit losses, for the nine month period ended September 30, 2022, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Beginning balance as of January 1, 2022	$3,738
Bad debt expense, net of recoveries	960
Accounts written off against allowance and other adjustments	(851)
Ending balance as of September 30, 2022	$3,847

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

As of September 30, 2022, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.

Contract assets consist of costs in excess of billings presented within accounts receivable in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of cost, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of September 30, 2022 and December 31, 2021 was $3.4 million and $3.7 million, respectively. Revenue recognized during the nine months ended September 30, 2022 and 2021 that was in contract liabilities at the beginning of the respective periods was $41.2 million and $52.6 million, respectively.

(5)    INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw material	$132,084	$135,558
Work-in-process	21,642	5,858
Finished goods	56,955	39,256
Gross inventory	210,681	180,672
Less reserves	(6,681)	(4,465)
Total inventories, net	$204,000	$176,207

(6)    ACQUISITION

On August 22, 2022, the Company purchased all the issued and outstanding membership interests of Quality Aluminum Products ("QAP"), a manufacturer of aluminum and steel products including soffit, fascia, trim coil, rain carrying products and aluminum siding. The results of QAP have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential segment. The preliminary purchase consideration for the acquisition of QAP was $52.6 million, which includes a preliminary working capital adjustment and certain other adjustments provided for in the membership interest purchase agreement.

The purchase price for the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has commenced the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of acquisition. Due to the timing of the acquisition, we continue to gather information supporting the acquired assets and assumed liabilities. Accordingly, all amounts recorded are provisional. These provisional amounts are subject to change if new information is obtained concerning facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of acquisition. The final values may also result in changes to depreciation and amortization expense related to certain assets such as property, plant and equipment and acquired intangible assets. The preliminary excess consideration was recorded as goodwill and approximated $3.5 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the domestic building products markets. The final purchase price allocation will be completed no later than the third quarter of fiscal year 2023.

The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$1,018
Working capital	24,279
Property, plant and equipment	3,462
Acquired intangible assets	20,000
Other assets	404
Goodwill	3,476
Fair value of purchase consideration	$52,639

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$5,000	Indefinite
Customer relationships	15,000	15 years
Total	$20,000

In determining the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.

The acquisition of QAP was financed primarily through borrowings under the Company's revolving credit facility.

The Company incurred costs related to the acquisition of QAP that have been recognized in the consolidated statements of income. Within cost of sales, the Company recognizes the amortization of the purchase price allocated to the step up of inventory to fair value. Legal and consulting fees incurred as a result of the acquisition were recognized as a component of selling, general, and administrative expenses.

The acquisition-related costs consisted of the following for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$476	$—	$476	$—
Selling, general and administrative costs	522	53	529	946
Total acquisition related costs	$998	$53	$1,005	$946

(7)    GOODWILL AND RELATED INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2021	$188,680	$205,452	$85,132	$31,678	$510,942
Acquired goodwill	—	3,476	—	—	3,476
Adjustments to prior year acquisitions	904	—	—	—	904
Foreign currency translation	(2,545)	—	(1,911)	—	(4,456)
Balance at September 30, 2022	$187,039	$208,928	$83,221	$31,678	$510,866

The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of September 30, 2022 which would require an interim impairment test to be performed.

Acquired Intangible Assets
Acquired intangible assets consist of the following (in thousands):

	September 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$57,700	$—	$52,700	$—
Finite-lived intangible assets:
Trademarks	5,432	4,337	5,521	4,011
Unpatented technology	34,117	21,456	38,474	20,656
Customer relationships	117,429	43,914	108,591	39,832
Non-compete agreements	2,368	1,965	2,686	1,969
Backlog	6,852	6,852	7,200	7,200
	166,198	78,524	162,472	73,668
Total acquired intangible assets	$223,898	$78,524	$215,172	$73,668

The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$2,801	$4,646	$8,718	$14,125

Amortization expense related to acquired intangible assets for the remainder of fiscal 2022 and the next five years thereafter is estimated as follows (in thousands):

	2022	2023	2024	2025	2026	2027
Amortization expense	$2,905	$11,140	$10,960	$10,820	$9,397	$7,747

(8)    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Revolving credit facility	$122,300	$24,500
Less unamortized debt issuance costs	(460)	(719)
Total debt	$121,840	$23,781

Senior Credit Agreement

On January 24, 2019, the Company entered into a Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing from the lenders to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement. The Senior Credit Agreement contains three financial covenants. As of September 30, 2022, the Company was in compliance with all three covenants.

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

Standby letters of credit of $4.5 million have been issued under the Senior Credit Agreement on behalf of the Company as of September 30, 2022. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $273.2 million and $369.3 million of availability under the revolving credit facility at September 30, 2022 and December 31, 2021, respectively.

(9)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, (in thousands):

	Foreign Currency Translation Adjustment	Minimum Post Retirement Benefit Plan Adjustments	Total Pre-Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$1,640	$(2,247)	$(607)	$794	$187
Minimum post retirement health care plan adjustments	—	34	34	(10)	24
Foreign currency translation adjustment	(227)	—	(227)	—	(227)
Balance at March 31, 2022	1,413	(2,213)	(800)	784	(16)
Minimum post retirement health care plan adjustments	—	1	1	—	1
Foreign currency translation adjustment	(3,198)	—	(3,198)	—	(3,198)
Balance at June 30, 2022	(1,785)	(2,212)	(3,997)	784	(3,213)
Minimum post retirement health care plan adjustments	—	17	17	(5)	12
Foreign currency translation adjustment	(3,568)	—	(3,568)	—	(3,568)
Balance at September 30, 2022	$(5,353)	$(2,195)	$(7,548)	$779	$(6,769)

	Foreign Currency Translation Adjustment	Minimum Post Retirement Benefit Plan Adjustments	Total Pre-Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(872)	$(2,426)	$(3,298)	$837	$(2,461)
Minimum post retirement health care plan adjustments	—	37	37	(10)	27
Foreign currency translation adjustment	3,198	—	3,198	—	3,198
Balance at March 31, 2021	2,326	(2,389)	(63)	827	764
Minimum post retirement health care plan adjustments	—	37	37	(10)	27
Foreign currency translation adjustment	761	—	761	—	761
Balance at June 30, 2021	3,087	(2,352)	735	817	1,552
Minimum post retirement health care plan adjustments	—	36	36	(9)	27
Foreign currency translation adjustment	(1,057)	—	(1,057)	—	(1,057)
Balance at September 30, 2021	$2,030	$(2,316)	$(286)	$808	$522

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

Equity Based Awards - Settled in Stock

The following table sets forth the number of equity-based awards granted during the nine months ended September 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2022		2021
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units (1)	108,464	$47.00	62,778	$87.84
Restricted stock units	123,351	$43.42	62,873	$80.43
Deferred stock units	2,460	$42.69	7,536	$83.58
Common shares	15,652	$42.49	2,512	$83.58
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

Total MSPP liabilities recorded on the consolidated balance sheet as of September 30, 2022 was $16.2 million, of which $2.8 million was included in current accrued expenses and $13.4 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2021 was $22.6 million, of which $2.9 million was included in current accrued expenses and $19.7 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabillity were $14.2 million and $20.7 million at September 30, 2022 and December 31, 2021, respectively.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to restricted stock units issued under the MSPP during the nine months ended September 30,:

	2022	2021
Restricted stock units credited	9,564	28,230
Share-based liabilities paid (in thousands)	$2,961	$4,022

(11)    HELD FOR SALE AND DISCONTINUED OPERATIONS

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

As of September 30, 2022, the assets and liabilities of the disposal group have been classified as held for sale. The following table summarizes these assets and liabilities which have been measured at the lower of (i) the carrying value when classified as held for sale and (ii) the fair value of the business less costs to sell.

(in thousands)	September 30, 2022
Assets held for sale
Accounts receivable, net of allowance	$89
Inventories, net of reserves	8,498
Other current assets	1,609
Property, plant, and equipment, net	331
Operating lease asset	603
Goodwill (1)	—
Acquired intangibles, net	6,213
Total assets held for sale	$17,343
Liabilities held for sale
Accounts payable	$803
Accrued expenses	74
Non-current operating lease liabilities	165
Total liabilities held for sale	$1,042

(1) The assignment of goodwill was based on the relative fair value of the disposal group compared to the fair value of the total reporting unit it was included in prior to being reclassified as held for sale.

Net sales and operating loss for held for sale operations for the three and nine months ended September 30 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$2,326	$3,825	$6,897	$16,062
Operating loss	$(481)	$(1,387)	$(4,115)	$(2,689)

Effective with the classification of the disposal group as held for sale, depreciation of property, plant, and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to an estimated sales price, adjusted for costs to sell, no losses were recorded during the nine months ended September 30, 2022. The recoverability of the disposal group will be evaluated each reporting period until the sale of the business is completed.

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

Components of income from discontinued operations before taxes, including the interest allocated to discontinued operations, for the three and nine months ended September 30 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$—	$—	$—	$20,391
Operating expenses	—	—	—	17,493
Adjustment to loss on disposal	—	201	—	1,031
(Loss) Income from discontinued operations before taxes	$—	$(201)	$—	$1,867

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

Exit activity costs (recoveries) were incurred during the nine months ended September 30, 2022 and 2021 which related to moving and closing costs, severance, and contract terminations, along with asset impairment charges related to the write-down of inventory and impairment of machinery and equipment associated with discontinued product lines, as a result of process simplification initiatives. In conjunction with these initiatives, the Company exited a facility, relocating to a new one, and separately, closed one other facility during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company closed two facilities as a result of these initiatives.

The following tables set forth the exit activity costs (recoveries) and asset impairment charges incurred by segment during the three and nine months ended September 30, related to the restructuring activities described above (in thousands):

	Three months ended September 30,
	2022			2021
	Exit activity (recoveries) costs, net	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total
Renewables	$(44)	$—	$(44)	$131	$—	$131
Residential	—	12	12	83	—	83
Agtech	15	217	232	293	—	293
Infrastructure	—	—	—	—	—	—
Corporate	11	—	11	37	—	37
Total exit activity (recoveries) costs & asset impairments	$(18)	$229	$211	$544	$—	$544

	Nine months ended September 30,
	2022			2021
	Exit activity costs (recoveries), net	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total
Renewables	$1,359	$1,198	$2,557	$4,695	$1,193	$5,888
Residential	1,298	12	1,310	177	—	177
Agtech	103	217	320	1,784	—	1,784
Infrastructure	(63)	—	(63)	—	—	—
Corporate	93	—	93	96	—	96
Total exit activity costs & asset impairments	$2,790	$1,427	$4,217	$6,752	$1,193	$7,945

The following table provides a summary of where the exit activity costs and asset impairment charges were recorded in the consolidated statements of income for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$(39)	$194	$2,249	$5,959
Selling, general, and administrative expense	250	350	1,968	1,986
Total exit activity and asset impairment charges	$211	$544	$4,217	$7,945

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2022	2021
Balance at January 1	$272	$1,030
Exit activity costs recognized	2,790	6,752
Cash payments	(2,782)	(5,970)
Balance at September 30	$280	$1,812

(13)    INCOME TAXES

The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and nine months ended September 30, and the applicable effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for income taxes	$11,690	$9,561	$26,686	$20,578
Effective tax rate	25.4%	25.6%	25.2%	24.1%
The effective tax rate for the three months ended September 30, 2022 and 2021, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences. Furthermore, the three months ended September 30, 2021 period was partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation. The effective tax rate for the nine months ended September 30, 2022 and 2021, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.

(14)    EARNINGS PER SHARE

Earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share are as follows for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations	$34,295	$27,854	$79,058	$64,723
(Loss) income from discontinued operations	—	(298)	—	1,544
Net income available to common stockholders	$34,295	$27,556	$79,058	$66,267
Denominator for basic earnings per share:
Weighted average shares outstanding	31,707	32,802	32,396	32,791
Denominator for diluted earnings per share:
Weighted average shares outstanding	31,707	32,802	32,396	32,791
Common stock options and stock units	105	248	107	264
Weighted average shares and conversions	31,812	33,050	32,503	33,055

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards. The following table provides the potential anti-dilutive common stock options and stock units for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock options and stock units	51	30	48	—

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
(iii)Agtech, which provides growing and processing solutions including the designing, engineering, manufacturing and installation of greenhouses; and
(iv)Infrastructure, which primarily includes structural bearings, expansion joints and pavement sealant for bridges, airport runways and roadways, elastomeric concrete, and bridge cable protection systems.

When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics.

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Renewables	$111,119	$130,162	$291,451	$323,425
Residential	215,592	171,545	595,322	475,971
Agtech	44,217	48,975	130,325	149,410
Infrastructure	20,363	18,671	59,007	56,528
Total net sales	$391,291	$369,353	$1,076,105	$1,005,334

Income from operations:
Renewables	$14,216	$12,206	$14,061	$21,195
Residential	35,802	29,482	104,901	79,571
Agtech	3,777	2,227	5,350	4,133
Infrastructure	2,572	1,640	6,640	7,863
Unallocated Corporate Expenses	(8,971)	(7,577)	(22,222)	(30,560)
Total income from operations	$47,396	$37,978	$108,730	$82,202

	September 30, 2022	December 31, 2021
Total assets:
Renewables	$419,214	$445,486
Residential	581,167	453,469
Agtech	219,800	212,038
Infrastructure	84,626	82,662
Unallocated corporate assets	21,456	21,246
	$1,326,263	$1,214,901

The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$7,660	$214,175	$3,510	$9,938	$235,283
Over Time	103,459	1,417	40,707	10,425	156,008
Total net sales	$111,119	$215,592	$44,217	$20,363	$391,291

	Three Months Ended September 30, 2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$8,835	$170,280	$4,010	$8,194	$191,319
Over Time	121,327	1,265	44,965	10,477	178,034
Total net sales	$130,162	$171,545	$48,975	$18,671	$369,353

	Nine Months Ended September 30, 2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$18,569	$591,160	$9,152	$25,177	$644,058
Over Time	272,882	4,162	121,173	33,830	432,047
Total net sales	$291,451	$595,322	$130,325	$59,007	$1,076,105

	Nine Months Ended September 30, 2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$21,855	$472,277	$16,541	$25,301	$535,974
Over Time	301,570	3,694	132,869	31,227	469,360
Total net sales	$323,425	$475,971	$149,410	$56,528	$1,005,334

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “anticipates,” “aspires,” “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies, margins, integration of acquired businesses, the industries in which we operate and the expected impact of evolving laws and regulation. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” disclosures in our most recent Annual Report on Form 10-K as updated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, along with Item 1A of this Quarterly Report on Form 10-Q. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition, liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

The Company operates and reports its results in the following four reporting segments:
•Renewables;
•Residential;
•Agtech; and
•Infrastructure.

The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of food and plants, and contractors. At September 30, 2022, we operated 36 facilities, comprised of 26 manufacturing facilities, two distribution centers, and eight offices, which are located in 15 states, Canada, China, and Japan. Our operational infrastructure provides the necessary scale to support regional and national customers in each of our markets.

Recent Trends
The broader market dynamics over the past two years, which have included the impact of COVID-19, have resulted in impacts to our company, including material cost inflation, labor availability issues and logistics costs increases. We have also been impacted from supply constraints for materials and commodities used in our operations and used by our customers in conjunction with the goods and services we provide. In certain instances these constraints have resulted in project delays, cost inflation and logistical delays. We continue to work with our customers and suppliers in this dynamic environment to better align pricing, understand the existing and potential future impacts to the supply chain, and make efforts to mitigate such impacts as we expect these supply chain and labor availability pressures along with the impact of inflation on material cost, labor and logistics will continue throughout 2022.

In early 2022, the U.S. Department of Commerce ("USDOC") was petitioned to investigate alleged circumvention of antidumping and countervailing duties on Chinese imports of solar panels produced in other countries in Southeast Asia. In March 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. In June 2022, the President of the United States issued an Executive Order to suspend any tariffs that result from this investigation for two years. The USDOC has not yet issued a ruling to implement this order and the preliminary ruling, including any preliminary duty rates, which was initially expected in August 2022, but is currently delayed until November 2022. Furthermore, in June 2022, the Uyghur Forced Labor Prevention Act ("UFLPA") was enacted. The UFLPA requires traceability of components of imported goods to validate that the components are not sourced from areas in the Xinjiang region of China. There are reports that up to three-gigawatts of solar panels are being held at U.S. customs until the importer is able to prove where they have been sourced, and it is our understanding that these panels have not yet been released by U.S. customs. As the timing and progress of many of our customers’ projects depend upon the supply of solar panels, our operating results have been and could be impacted by these actions. We continue to work with customers who are assessing their ability to source panels needed to complete projects.

On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law. Among other things, the IRA provides for Investment Tax Credits ("ITC") for renewable energy. The IRA provides a 30% ITC for projects started prior to the forthcoming issuance of guidance by the Department of the Treasury regarding new wage and apprenticeship standards. Sixty days after the issuance of such guidance the base ITC will be 6%, with an additional 24% available if the new labor standards are met or the project is less than one megawatt. The IRA also provides the option to earn an additional 10% credit for domestic content, and separately, an additional 10% credit for siting a project in an “energy community.” Lastly, there are Manufacturers Tax Credits available to suppliers of certain, specific solar tracker components, including mechanical parts and battery storage, that are made in the U.S. We expect the ITC to accrue to our downstream customers, solar investors, and expect Manufacturers Tax Credits to accrue to the Company's upstream suppliers. Both tax credits will provide long-term certainty for the industry and should reduce policy driven demand swings for our products. As provided for in the issued guidance relative to prevailing wage and sourcing provisions, we will work with our customers to maximize the tax credits available to them.

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

We believe the key elements of our strategy have, and will continue to, enable us to respond timely to changes in the end markets we serve, including the broader market dynamics experienced over the past two years. We have and expect to continue to examine the need for restructuring of our operations, including consolidation of facilities, reducing overhead costs, curtailing investments in working capital, and managing our business to generate incremental cash. We believe our strategy enables us to respond to volatility in commodity and other input costs and fluctuations in customer demand, along with striving to maintain and improve margins. We have used cash flows generated by these initiatives to minimize debt, improve our liquidity position, invest in growth initiatives and return capital to our shareholders through share repurchases. Overall, we continue to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher stockholder returns.

Recent Developments
On August 22, 2022, the Company purchased all the issued and outstanding membership interest of Quality Aluminum Products ("QAP"), a manufacturer of aluminum and steel products including soffit, fascia, trim coil, rain carrying products and aluminum siding, for an aggregate purchase price of $52.6 million, which may be adjusted for working capital adjustments and certain other adjustments provided for in the membership interest purchase agreement. The acquisition was financed primarily through borrowings under the Company's revolving credit facility. The results of operations of QAP have been included in the Residential segment of the Company's consolidated financial statements from the date of acquisition.

In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of September 30, 2022, the Company has repurchased 1,333,453 shares for an aggregate price of $55.5 million under this repurchase program.

During the first quarter of 2022, the Company committed to a plan to sell its processing equipment business, which is a business within the Company's Agtech reportable segment, as a result of its portfolio management strategy in order to focus its resources on the higher growth and more profitable growing business within the Agtech segment. The processing equipment business was classified as held for sale as of March 31, 2022 and remains under such classification as of September 30, 2022.

During the first quarter of 2021, the Company sold its Industrial business which was previously included in the Company's Industrial and Infrastructure Products segment, now the Infrastructure segment, and was reported as discontinued operations as of December 31, 2020.

Results of Operations
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended September 30 (in thousands):

	2022		2021
Net sales	$391,291	100.0%	$369,353	100.0%
Cost of sales	296,735	75.8%	286,101	77.5%
Gross profit	94,556	24.2%	83,252	22.5%
Selling, general, and administrative expense	47,160	12.1%	45,274	12.2%
Income from operations	47,396	12.1%	37,978	10.3%
Interest expense	1,048	0.2%	491	0.2%
Other expense	363	0.1%	72	0.0%
Income before taxes	45,985	11.8%	37,415	10.1%
Provision for income taxes	11,690	3.0%	9,561	2.6%
Income from continuing operations	34,295	8.8%	27,854	7.5%
Loss from discontinued operations	—	0.0%	(298)	0.0%
Net income	$34,295	8.8%	$27,556	7.5%

The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

				Impact of
	2022	2021	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$111,119	$130,162	$(19,043)	$—	$—	$(19,043)
Residential	215,592	171,545	44,047	11,461	—	32,586
Agtech	44,217	48,975	(4,758)	—	(1,499)	(3,259)
Infrastructure	20,363	18,671	1,692	—	—	1,692
Consolidated	$391,291	$369,353	$21,938	$11,461	$(1,499)	$11,976

Consolidated net sales increased by $21.9 million, or 5.9%, to $391.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The 5.9% increase in revenue was driven by a 3.2% or $12.0 million increase in organic revenue and 3.1% increase or $11.5 million generated from the acquisition of QAP, acquired in the third quarter of 2022 and reported as part of our Residential segment. This increase was partially offset by a decline in revenues in the Company's processing business which was reclassified as held-for-sale as of March 31, 2022. The organic revenue growth in the Residential and Infrastructure segments more than offset volume declines in both our Renewables and Agtech segments. The improvement year over year was driven by a 11% increase in pricing to customers, partially offset by a net volume decline of 8%. The increase during the current year quarter was also driven by participation gains and price management in our Residential segment, partially offset by project delays caused by continuing end market supply chain challenges in the Agtech and Renewables segments. While the Company committed to a plan of sale of its Processing business within the Agtech segment, and has reclassified the assets and liabilities as held-for-sale as of March 31, 2022, the Company will continue reporting its operating results in the Company's consolidated operating results from continuing operations until the sale of the business is completed. Consolidated backlog decreased 7% to $358 million down from $385 million at the end of the prior year quarter.

Net sales in our Renewables segment decreased $19.0 million, or 14.7%, to $111.1 million for the three months ended September 30, 2022 compared to $130.2 million for the three months ended September 30, 2021. Revenue decreased in line with our expectations during the quarter as the market demand for solar panel installation continues to be impacted by the UFLPA, which was implemented in June 2022, and a three-month delay by the Department of Commerce for its preliminary ruling on its solar panel anti-dumping / countervailing duties ("AD/CVD") anti-circumvention investigation. As a result, backlog decreased 9% year over year, however, given the current conversations with our customers, we expect backlog to improve once the DOC issues preliminary and then final order and there is better understanding of enforcement and compliance relative to the UFLPA.

Net sales in our Residential segment increased 25.7%, or $44.0 million, to $215.6 million for the three months ended September 30, 2022 compared to $171.5 million for the three months ended September 30, 2021. The increase from the prior year quarter, the ninth consecutive quarter of double-digit growth, was driven by price management, participation gains and market demand. Sales generated from QAP, acquired in the third quarter of 2022, also contributed $11.5 million or 6.7% to the increase.

Net sales in our Agtech segment decreased 9.8%, or $4.8 million, to $44.2 million for the three months ended September 30, 2022 compared to $49.0 million for the three months ended September 30, 2021. Excluding the impact of the processing equipment business which has been classified as held for sale as of March 31, 2022, revenue declined in our produce and cannabis businesses as projects shifted into the fourth quarter and 2023, the result of continued licensing and permit delays. The commercial greenhouse business was relatively flat compared to the prior year quarter. While quote activity remains robust, backlog decreased 7% year over year.

Net sales in our Infrastructure segment increased 9.1%, or $1.7 million, to $20.4 million for the three months ended September 30, 2022 compared to $18.7 million for the three months ended September 30, 2021. The increase in revenue was due to solid market demand for non-fabricated products, and timing of project work. The business has strong bidding activity which resulted in an 11% increase in backlog year over year. Management expects continued positive impact from increased infrastructure spending related to the Infrastructure Investment and Jobs Act through the end of this year and into 2023.

Our consolidated gross margin increased to 24.2% for the three months ended September 30, 2022 compared to 22.5% for the three months ended September 30, 2021. The increase was largely the result of favorable price / cost management, business mix, and improved operating execution from lean enterprise initiatives, along with the impact of participation gains in our residential segment.
Selling, general, and administrative ("SG&A") expenses increased by $1.9 million, or 4.2% to $47.2 million for the three months ended September 30, 2022 compared to $45.3 million for the three months ended September 30, 2021. The $1.9 million increase was the net result of expenses associated with investing in our enterprise resource planning ("ERP") systems to simplify and digitize our businesses, along with transaction costs to complete the acquisition of QAP which closed during the quarter, partially offset by lower performance-based compensation expense as compared to the prior year quarter, largely the result of equity-based awards in the Company's deferred compensation plan that are valued based on its 200-day average stock price Despite the above increases, SG&A expenses as a percentage of net sales modestly decreased to 12.1% for the three months ended September 30, 2022 compared to 12.2% for the three months ended September 30, 2021.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

						Impact of
	2022		2021		Total Change	Portfolio Management	Ongoing Operations
Income from operations:
Renewables	$14,216	12.8%	$12,206	9.4%	$2,010	$—	$2,010
Residential	35,802	16.6%	29,482	17.2%	6,320	—	6,320
Agtech	3,777	8.5%	2,227	4.5%	1,550	906	644
Infrastructure	2,572	12.6%	1,640	8.8%	932	—	932
Unallocated Corporate Expenses	(8,971)	(2.3)%	(7,577)	(2.1)%	(1,394)	—	(1,394)
Consolidated income from operations	$47,396	12.1%	$37,978	10.3%	$9,418	$906	$8,512
The Renewables segment generated an operating margin of 12.8% in the current year quarter compared to 9.4% in the prior year quarter. The increase in operating margin was driven by improved project management, favorable alignment of material costs to customer selling prices and field operations efficiencies. During the quarter, the segment completed the implementation of a common platform for its ERP system. Execution of other integration plans, such as in-sourcing production, remain on track.

The Residential segment generated an operating margin of 16.6% in the current year quarter compared to 17.2% in the prior year quarter. While operating profit increased $6.3 million as compared to the prior year quarter, margin decreased due to the anticipated lower margins from our recent acquisition of QAP. We expect QAP margins to improve as we continue to integrate it operationally through 80/20 initiatives.

Our Agtech segment generated an operating margin of 8.5% in the current year quarter compared to 4.5% in the prior year quarter. Operating margin improved year over year, the result of business mix, price / cost management, supply chain improvement and 80/20 initiatives.

Our Infrastructure segment generated an operating margin of 12.6% during the three months ended September 30, 2022 compared to 8.8% during the three months ended September 30, 2021. The margin improved year over year driven by favorable alignment of material costs to pricing, volume leverage, positive mix and improved operating execution.

Unallocated corporate expenses increased $1.4 million from $7.6 million during the three months ended September 30, 2021 to $9.0 million during the three months ended September 30, 2022. The increase in expense was primarily the result of expenses associated with investing in our ERP systems to simplify and digitize our businesses as compared to the prior year quarter along with transaction costs to complete the acquisition of QAP which closed during the quarter. These increases were partially offset by lower performance-based compensation expense for equity-based awards in the Company's deferred compensation plan that are valued based on its 200-day average stock price as compared to the prior year quarter.

Interest expense increased year over year with $1.0 million for the three months ended September 30, 2022 compared to $0.5 million for the three months ended September 30, 2021. The increase in expense was due to both higher outstanding balances on the Company's revolving credit facility during the quarter along with higher interest rates compared to the prior year quarter. The outstanding balances on the Company's revolving credit facility were $121.8 million and $59.7 million as of September 30, 2022, and 2021, respectively.

The Company recorded other expense of $0.4 million for the three months ended September 30, 2022, compared to the $0.1 million recorded for the three months ended September 30, 2021. The increase in expense from the prior year quarter was primarily the result of foreign currency translation fluctuations.

We recognized a provision for income taxes of $11.7 million and $9.6 million, with effective tax rates of 25.4% and 25.6% for the three months ended September 30, 2022, and 2021, respectively. The effective tax rate for the three months ended September 30, 2022, and 2021, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences. Furthermore, the increase in provision during the three months ended September 30, 2021 period was partially offset by an excess tax benefit on stock-based compensation.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
The following table sets forth selected results of operations data and its percentage of net sales for the nine months ended September 30 (in thousands):

	2022		2021
Net sales	$1,076,105	100.0%	$1,005,334	100.0%
Cost of sales	826,434	76.8%	781,133	77.7%
Gross profit	249,671	23.2%	224,201	22.3%
Selling, general, and administrative expense	140,941	13.1%	141,999	14.1%
Income from operations	108,730	10.1%	82,202	8.2%
Interest expense	2,189	0.2%	1,180	0.1%
Other expense (income)	797	0.1%	(4,279)	(0.4)%
Income before taxes	105,744	9.8%	85,301	8.5%
Provision for income taxes	26,686	2.5%	20,578	2.1%
Income from continuing operations	79,058	7.3%	64,723	6.4%
Income from discontinued operations	—	0.0%	1,544	0.2%
Net income	$79,058	7.3%	$66,267	6.6%
The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30, (in thousands):

				Impact of
	2022	2021	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$291,451	$323,425	$(31,974)	$—	$—	$(31,974)
Residential	595,322	475,971	119,351	11,461	—	107,890
Agtech	130,325	149,410	(19,085)	—	(9,165)	(9,920)
Infrastructure	59,007	56,528	2,479	—	—	2,479
Consolidated	$1,076,105	$1,005,334	$70,771	$11,461	$(9,165)	$68,475

Consolidated net sales increased by $70.8 million, or 7.0%, to $1.1 billion for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The 7.0% increase in revenue was driven by a 6.8% or $68.5 million increase in organic revenue along with a 1.1% or $11.5 million generated from the acquisition of QAP this quarter in the Residential segment. The increase was partially offset by a decline in revenue in the Company's processing business which was reclassified as held-for-sale as of March 31, 2022. The organic revenue growth in the Residential and Infrastructure segments more than offset volume declines in both our Renewables and Agtech segments. This net improvement year over year was driven by a 13% increase in pricing to customers, partially offset by a net volume decline of 7%. The increase in net sales during the current year was also driven by price management and participation gains in our Residential segment, partially offset by continued project delays caused by supply chain challenges in the Agtech and Renewables segments. While the Company committed to a plan of sale of its Processing business within the Agtech segment, and has reclassified the assets and liabilities as held-for-sale as of March 31, 2022, the Company will continue reporting its operating results in the Company's consolidated operating results from continuing operations until the sale of the business is completed. Consolidated backlog decreased 7% to $358 million down from $385 million at the end of the prior year period.
Net sales in our Renewables segment decreased $32.0 million, or 9.9%, to $291.5 million for the nine months ended September 30, 2022 compared to $323.4 million for the nine months ended September 30, 2021. Revenue decreased as anticipated by 9.9% during the current year as the market demand for solar panel installation continues to be impacted by the UFLPA, which was implemented in June 2022, and a three-month delay by the Department of Commerce for its preliminary ruling on its solar panel AD/CVD anti-circumvention investigation. As a result, backlog decreased 9% year over year, however, given the current conversations with our customers, we expect backlog to improve once the DOC issues preliminary and then final order and there is better understanding of enforcement and compliance relative to the UFLPA.
Net sales in our Residential segment increased 25.1%, or $119.4 million, to $595.3 million for the nine months ended September 30, 2022 compared to $476.0 million for the nine months ended September 30, 2021. The increase from the prior year was primarily driven by pricing actions, along with participation gains and increased market demand. Sales generated from QAP, acquired in the third quarter of 2022, also contributed $11.5 million or 2.4% to the increase.

Net sales in our Agtech segment decreased 12.8%, or $19.1 million, to $130.3 million for the nine months ended September 30, 2022 compared to $149.4 million for the nine months ended September 30, 2021. Excluding the impact of the processing equipment business which has been classified as held for sale as of March 31, 2022, revenue declined $9.9 million as our produce and cannabis businesses due to project delays, the result of continued licensing and permit delays. Despite these headwinds, the commercial greenhouse business continued solid growth across its core product lines. While quote activity remains robust, backlog decreased 7% year over year.

Net sales in our Infrastructure segment increased 4.4%, or $2.5 million, to $59.0 million for the nine months ended September 30, 2022 compared to $56.5 million for nine months ended September 30, 2021. The increase in revenue was driven by growth in demand for fabricated products with strong bidding activity which resulted in an 11% increase in backlog year over year. Management expects continued positive impact from the increased infrastructure spending related to the Infrastructure Investment and Jobs Act through the end of this year and into 2023.

Our consolidated gross margin increased to 23.2% for the nine months ended September 30, 2022 compared to 22.3% for the nine months ended September 30, 2021. The increase was primarily the result of favorable price / cost management and favorable revenue mix and improved operating execution from lean enterprise initiatives along with participation gains in our residential segment. These actions more than offset the impacts of supply chain challenges and severe weather which were experienced in the early part of the year that resulted in increased costs due to project disruptions.

SG&A expenses as a percentage of net sales decreased to 13.1% for the nine months ended September 30, 2022 compared to 14.1% for the nine months ended September 30, 2021. The decrease of $1.1 million, or 0.7%, to $140.9 million for the current year period compared to $142.0 million for the prior year period was primarily due to lower performance-based compensation expense for equity-based awards in the Company's deferred compensation plan that are valued based on its 200-day average stock price. This increase was partially offset by higher expenses associated with investing in our ERP systems to simplify and digitize our businesses as compared to the prior year.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

						Impact of
	2022		2021		Total Change	Portfolio Management	Ongoing Operations
Income from operations:
Renewables	$14,061	4.8%	$21,195	6.6%	$(7,134)	$—	$(7,134)
Residential	104,901	17.6%	79,571	16.7%	25,330	—	25,330
Agtech	5,350	4.1%	4,133	2.8%	1,217	(1,426)	2,643
Infrastructure	6,640	11.3%	7,863	13.9%	(1,223)	—	(1,223)
Unallocated Corporate Expenses	(22,222)	(2.1)%	(30,560)	(3.0)%	8,338	—	8,338
Consolidated income from operations	$108,730	10.1%	$82,202	8.2%	$26,528	$(1,426)	$27,954

The Renewables segment generated an operating margin of 4.8% in the current year period compared to 6.6% in the prior year period. The decrease in operating margin on lower volume was the result of project management inefficiencies related to project delays and disruptions associated with market supply chain challenges and prolonged inflation on structural steel used in solar canopy projects in the earlier part of the year. Improved project management, favorable alignment of material costs to customer selling prices and field operations efficiencies beginning in May and sustained through the current period is largely offsetting the challenges experienced at the beginning of the year. Execution of integration plans, such as in-sourcing production, remain on track.
The Residential segment generated an operating margin of 17.6% in the current year period compared to 16.7% in the prior year period. The increase in operating margin was the result of favorable price / cost management, segment mix, labor management, volume leverage and 80/20 initiatives. During the year, we completed the implementation a new ERP system in the mail and package business.

Our Agtech segment generated an operating margin of 4.1% in the current year period compared to 2.8% in the prior year period. Excluding the impact of the Processing business which has been classified as held for sale as of March 31, 2022, operating profit and margin improved year over year as a result of improved business mix, price / cost management, continued execution from 80/20 and lean enterprise initiatives and ongoing integration activities.

Our Infrastructure segment generated an operating margin of 11.3% in the current year period compared to 13.9% during the prior year period. The margin declined year over year due to the impact of plate steel inflation on fixed price and was partially offset by improving operating execution.

Unallocated corporate expenses decreased $8.3 million from $30.6 million during the nine months ended September 30, 2021 to $22.2 million during the nine months ended September 30, 2022. The decrease in expense was largely the result of lower performance-based compensation expense for equity-based awards in the Company's deferred compensation plan that are valued based on its 200-day average stock price as compared to the prior year.

Interest expense increased year over year with $2.2 million for the nine months ended September 30, 2022 compared to $1.2 million for the nine months ended September 30, 2021. The increase in expense was primarily due to higher outstanding balances on the Company's revolving credit facility during the current year along with higher interest rates compared to the prior year period. The outstanding balances on the Company's revolving credit facility were $121.8 million and $59.7 million as of September 30, 2022, and 2021, respectively.

The Company recorded other expense of $0.8 million for the nine months ended September 30, 2022, compared to other income of $4.3 million for the nine months ended September 30, 2021. The change from income in the prior year to expense in the current year was primarily the result of the $4.7 million gain recognized on the sale of securities received from the sellers of Thermo Energy Systems, Inc. ("Thermo") to settle indemnification claims recorded in the prior year.

We recognized a provision for income taxes of $26.7 million and $20.6 million, with effective tax rates of 25.2% and 24.1% for the nine months ended September 30, 2022, and 2021, respectively. The effective tax rate for the nine months ended September 30, 2022, and 2021, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by an excess tax benefit on stock-based compensation.

Liquidity and Capital Resources

The following table sets forth our liquidity position as of:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$21,919	$12,849
Availability on revolving credit facility	273,205	369,305
	$295,124	$382,154

Sources of Liquidity

We believe that our cash on hand and available borrowing capacity provided under our Sixth Amended and Restated Credit Agreement (the "Senior Credit Agreement") provide us with ample liquidity and capital resources to invest in key business strategies that drive our mission. We have been able to weather the economic impacts of the broader market dynamics, including the current inflationary cost environment, while continuing to make investments that support our strategy. We continue to remain focused on managing our working capital, closely monitoring customer credit and collection activities, and working to extend payment terms. We believe our liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and to invest in operational excellence, growth initiatives and stock repurchases for the foreseeable future.

We use our Senior Credit Agreement to provide liquidity and capital resources primarily for our U.S. operations. Historically, our foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2022, our foreign subsidiaries held $15.7 million of cash.

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

In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of September 30, 2022, the Company has repurchased 1,333,453 shares for an aggregate price of $55.5 million under this repurchase program.

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

Over the long-term, we expect that future investments, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under our Senior Credit Agreement, new debt financing, the issuance of equity securities, or any combination of the above. The $52.6 million preliminary purchase price for the acquisition of QAP was financed primarily through borrowing on our revolving credit facility. Additional cash payments may be required for customary adjustments related to QAP's net working capital and certain other adjustments as provided for in the membership interest purchase agreement. All potential acquisitions are evaluated based on our acquisition strategy, which includes the enhancement of our existing products, operations, or capabilities, expanding our access to new products, markets, and customers, with the goal of creating compounding and sustainable stockholder value.

These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than expected levels, or sources of financing are not available or not available at acceptable terms, our future liquidity may be adversely affected.

Except as disclosed above, there have been no material changes in our cash requirements since December 31, 2021, the end of fiscal year 2021. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2022	2021
Cash provided by (used in):
Operating activities of continuing operations	$38,561	$(14,523)
Investing activities of continuing operations	(67,325)	28,954
Financing activities of continuing operations	39,675	(30,276)
Discontinued operations	—	(2,178)
Effect of foreign exchange rate changes	(1,841)	(97)
Net increase (decrease) in cash and cash equivalents	$9,070	$(18,120)

Operating Activities

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2022 of $38.6 million consisted of income from continuing operations of $79.1 million and non-cash net charges totaling $30.3 million, which include depreciation, amortization, stock-based compensation, exit activity costs and other non-cash charges, offset by a $70.8 million investment in working capital and other net assets. The investment in working capital and other net assets was due to increases in accounts receivable and inventory, largely the result of seasonal increases in demand, holding increased quantities due to general supply chain disruption, along with increased raw material and freight costs impacting inventory. A decrease in accounts payable as a result of the correlation between the timing of inventory receipts and vendor payments also contributed to the increase.

Net cash used in operating activities of continuing operations for the nine months ended September 30, 2021 of $14.5 million consisted of income from continuing operations of $64.7 million and non-cash net charges totaling $32.6 million, which include depreciation, amortization, stock-based compensation, exit activity costs and other non-cash charges, offset by a $111.8 million investment in working capital and other net assets. The investment in net working capital and other net assets was largely driven by an increase in inventory due to rising material costs and provisioning for potential supply chain disruptions along with accounts receivable due to seasonal increases in demand, offset by an increase in accounts payable as the result of seasonal increases in manufacturing activity.

Investing Activities

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2022 of $67.3 million consisted of net cash paid of $51.6 million for the acquisition of QAP and capital expenditures of $15.7 million.

Net cash provided by investing activities of continuing operations for the nine months ended September 30, 2021 of $29.0 million was primarily due to $38.1 million in net proceeds received from the sale of the Company's Industrial business and receipt of the $4.1 million final working capital settlement resulting from the 2020 acquisition of TerraSmart, offset by capital expenditures of $13.3 million.

Financing Activities

Net cash provided by financing activities of continuing operations for the nine months ended September 30, 2022 of $39.7 million was the result of $197.8 million in proceeds from borrowing on our long-term credit facility, offset by $100.0 million in payments on long-term debt and $58.1 million of common stock repurchases. Share repurchases of 1,333,453 under the Company’s recently authorized share repurchase program totaled $55.5 million with the balance repurchased for the net settlement of tax obligations for participants in the Company's equity incentive plans.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2022 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2 to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, interest rates, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its foreign operations. In the current year, there have been no material changes in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

(b)Changes in Internal Control over Financial Reporting
We implemented a new Enterprise Resource Planning (“ERP”) system for one of our operating units in our Renewables segment during the quarter ended September 30, 2022. The implementation of this ERP system is expected to, among other things, improve user access security and automate a number of accounting and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Also, the Company acquired Quality Aluminum Products ("QAP") on August 22, 2022. This completed acquisition will be excluded from management's annual report on internal control over financial reporting for the year ending December 31, 2022.

Except for the implementation of the new ERP system and the acquisition of QAP, there have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are subject to litigation from time to time in the ordinary course of business, however, there is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled, or otherwise resolved during the three months ended September 30, 2022, other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Form 10-Q for the quarterly period ended March 31, 2022. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. During the quarter ended September 30, 2022, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as amended by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, respectively, except as follows.

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

In addition, the United States currently imposes antidumping and countervailing duties on certain imported solar panels and components from certain countries in Southeast Asia. The antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce ("USDOC"), and a change in duty rates could have an adverse impact on our operating results. In early 2022, the USDOC was petitioned to investigate alleged circumvention of antidumping and countervailing duties on Chinese imports of solar panels and components produced in other countries in Southeast Asia. In March 2022, the USDOC announced that it would investigate the circumvention alleged in the petition which is still ongoing at this time. Furthermore, in June 2022, the Uyghur Forced Labor Prevention Act ("UFLPA") was enacted. The UFLPA requires traceability of components of imported goods to validate that the components are not sourced from areas in the Xinjiang region of China, which may be held at U.S. customs until the importer is able to prove where they have been sourced. As the timing and progress of many of our customers’ projects depend upon the supply of solar panels and components, our operating results could be adversely impacted by any negative circumvention determinations made by the USDOC and timing of review by U.S. customs.

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

The following table sets forth purchases made by or on behalf of the Company during the quarter ended September 30, 2022.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2022	—	$—	—	$150,000,002
August 1 - 31, 2022	—	$—	—	$150,000,002
September 1 - 30, 2022	138,528	$40.00	138,528	$144,459,470
Total	138,528	$40.00	138,528

The Company did not sell unregistered equity securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits

3.1	Certificate of Incorporation of Gibraltar Industries, Inc., as amended by: (i) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on October 27, 2004, (ii) Certificate of Change of Registered Agent and Registered Office of Gibraltar Industries, Inc. filed on May 11, 2005, (iii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 22, 2012, (iv) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 11, 2015, (v) Certificate of Change of Registered Agent and/or Registered Office filed on January 10, 2019, and (vi) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 6, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2021)
3.2	Amended and Restated By Laws of Gibraltar Industries, Inc. effective January 1, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2015)
31.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.*
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.*
32.1	Certification of the Chairman of the Board, President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.* **
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.* **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRA	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically with this Quarterly Report on Form 10-Q.
**	Documents are furnished not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC
(Registrant)

/s/ William T. Bosway
William T. Bosway
Chairman of the Board, President and Chief Executive Officer

/s/ Timothy F. Murphy
Timothy F. Murphy
Senior Vice President and Chief Financial Officer
Date: November 3, 2022