Form 10-K
period 2022-12-31
GIBRALTAR INDUSTRIES, INC.
filed 2023-02-22
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-22462
GIBRALTAR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter))
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
   Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “small reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2022 was: $1.2 billion.
As of February 21, 2023, the number of shares of Common Stock outstanding was: 30,786,457.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The Company
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the renewable energy, residential, agtech and infrastructure markets. The Company's mission is to make life better for people and the planet, fueled by advancing the disciplines of engineering, science, and technology. The Company is innovating to reshape critical markets in sustainable power, comfortable and efficient living, and productive growing throughout North America. Furthermore, the Company strives to create compounding and sustainable value for its stockholders and stakeholders with strong and relevant leadership positions in higher growth, profitable end markets focused on addressing some of the world's most challenging opportunities. The foundation of the Company's strategy is built on three core pillars: Business System, Portfolio Management, and Organization Development.
1.Business System reflects the necessary systems, processes, and management tools required to deliver consistent and continuous performance improvement, every day. The Company's business system is a critical enabler to grow, scale, and deliver its plans. The Company's focus is on deploying effective tools to drive growth, improve operating performance, and develop the organization utilizing 80/20 and lean quote-to-cash initiatives along with digital systems for speed, agility and responsiveness. The Business System pillar challenges existing operating paradigms, drives day-to-day performance, forces prioritization of resources, tests the Company's business models, and drives new product and services innovation.
2.Portfolio Management is focused on optimizing the Company’s business portfolio in higher growth markets with leadership positions while ensuring its financial capital and human resources are effectively and efficiently deployed to deliver sustainable, profitable growth while increasing its relevance with customers and shaping its markets. In 2022, the Company most recently acquired Quality Aluminum Products ("QAP") in the Residential segment and made the decision to divest its non-core Processing business within the Agtech segment to help achieve these objectives.

3.Organization Development drives the Company’s continuous focus on ensuring it has the right design and structure to scale the organization in order to execute the Company’s plans and meet commitments. The Company aspires to make its place of work the "Best Place to Work", where focus is on creating an environment for our people to have the best opportunity for success, continue to develop, grow and learn. At core of this pillar is the Company’s development process focused on helping employees reach their potential, improve performance, develop career roadmaps, identify ongoing education requirements, and respective succession plans. The Company believes doing so helps it attract and retain the best people to execute its business plans.
Corporate Social Responsibility
Corporate Social Responsibility is a key consideration in everything, from the products the Company makes and the suppliers the Company engages with, to the Company's employee policies, business strategies, and future plans. The Company is committed to making a difference in the lives of the people the Company's business touches, and to creating meaningful impact every day through the Company's work and relationships.
A sense of responsibility to people and the planet is woven into the core values that define the Company's purpose and drive the Company's culture. These values include:
•Make it better - The Company challenges itself and its way of thinking every day to exceed the needs of the Company's customers.
•Make it right - The Company cares about doing the right thing for each other, customers, and communities by holding the Company to the highest standards of ethics and safety.
•Make it together - The Company works collaboratively with customers and each other - teamwork sets the Company apart. The Company works to create a culture that is inclusive of different perspectives and experiences.
•Make an impact - The Company is here to make a difference. The Company drives change and delivers meaningful value to customers, investors, and community.
The Company's efforts are focused on delivering positive impact in three key areas:
•Our People: The safety, well-being, and success of our people is our top priority. We are dedicated to developing their potential as professionals and future leaders, drawing on the unique abilities of each team member to build a rich, inclusive culture of difference-makers.
•Our Communities: Sharing our success with the communities where we live and work is vital to our purpose. By supporting local nonprofits and institutions as investors and volunteers, we help build resilience and strengthen the bonds that will help our communities thrive.
•The World: Our work is firmly rooted in making life better for people and the planet; we innovate in the service of possibility, acting responsibly to create positive, lasting change in our world. We promote sustainability across our value chain, developing products and services for our customers that reduce environmental impact and improve quality of life.
The Company's businesses reflect the Company's purpose, values and desire to make a positive impact on the world. Since 2014, the Company has been transforming itself to focus on solving some of humanity's most challenging opportunities - from harnessing energy and growing food more sustainably to living and working with greater ease, efficiency, and comfort. Transforming the Company positions it to play a significant role in sustainable development issues, building partnerships with key players that help advance critical technologies, strengthening the Agtech, Renewables, Residential and Infrastructure businesses, and enabling the Company to better respond to humanity's evolving needs.
Segments
The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of food and plants, and contractors. At December 31, 2022, the Company operated 33 facilities, which were comprised of 25 manufacturing facilities, one distribution center, and seven offices, and were located within 15 states, Canada, China, and Japan. The Company's operational infrastructure provides the necessary scale to support regional and national customers in each of its markets.

The Company operates and reports its results in the following four reporting segments:
•Renewables
•Residential
•Agtech
•Infrastructure
The following table summarizes the primary products, applications, and end markets for each segment:
Renewables Segment

Products & Services	Applications	End Users
Design, engineering, manufacturing and installation of solar racking and electrical balance of systems	Commercial & distributed generation scale solar installations on any type of terrain	Solar developers; power companies; solar energy EPC contractors
Residential Segment

Products	Applications	End Market

Roof and foundation ventilation products	Ventilation and whole-house air flow	Residential: new construction and repair and remodeling

Single point & centralized mail systems and electronic package solutions	Secure storage for mail and package deliveries

Retractable awnings & gutter guards	Sun protection; gutter protection

Rain dispersion, trims and flashings, other accessories	Water & protection from natural elements
Agtech Segment

Products & Services	Applications	End Users
Provide growing and processing solutions including the designing, engineering, manufacturing, full scope construction, & maintenance & support of greenhouses & indoor growing operations	Retail, fruits & vegetables, flowers, cannabis, commercial, institutional & conservatories, car wash structures	Large scale indoor produce growers; retail garden centers; conservatories and botanical gardens; floriculture growers; agricultural research; car washes; cannabis growers
Infrastructure Segment

Products	Applications	End Market
Engineered solutions for bridges, highways & airfields, including structural bearings, expansion joints, pavement seals, elastomeric concrete, bridge cable protection systems	Preserve functionality under varying weight, wind, temperature and seismic conditions	Bridge and elevated highway construction, airport pavements

The Company’s operating businesses have established strong positions in attractive end markets by building core capabilities in innovation, new products and services, manufacturing and field operations, business systems, quality performance, along with a healthy balance sheet and the strength of our people. The Company will continue its focus of time, talent, and energy on strengthening its position in each market it serves.
Attractive End Markets. The Company's businesses are focused on solving global challenges accelerating renewable energy generation, increasing the supply of locally-grown and more sustainably-produced food and plants, maintaining healthy and efficient home environments, supporting mail and package delivery, and improving the country’s transportation infrastructure and ways of transporting people.
Value-Added Products and Services. The Company provides optimal solutions to its customers: racking, foundation, and electrical systems for photovoltaic (PV) solar systems, commercial growing greenhouses for biologically grown food, cannabis, and other plants; roof-related ventilation and weather protection to support healthy home environments; mail and package storage for home and retail and non-retail sites; and structural bearings, expansion joints and rubber products for bridges and other transportation structures. The Company's products and services are highly engineered, supported with intellectual property, and driven by effective business systems and IT infrastructure.
Commitment to Customer & Quality. The Company strives to be connected directly with its end customers, where it receives unfiltered feedback on performance, insight on customer problems and opportunities, and cooperation on ideas for new products, services, and business model optimization. The percentage of the Company's total revenue generated from products and services that were sold directly to the end user was approximately 45% and the Company expects this to grow in future years. The Company's commitment to quality is a core operating tenet, and its quality management systems are designed to ensure the Company delivers to customer and stakeholder expectations while meeting statutory and regulatory requirements related to its products and services.
Strong Liquidity Profile. The Company strives to manage its cash resources to ensure sufficient liquidity to fund growth initiatives, support the seasonality of its businesses and manage effectively through economic cycles. As of December 31, 2022, the Company's liquidity was $322.1 million, including $17.6 million of cash and $304.5 million of availability under its revolving credit facility. The Company believes its low leverage and ample borrowing capacity, along with enhanced flexibility in its Credit Agreement, provides the Company with the financial capacity to fund its ongoing business requirements, strategic initiatives, and acquisition opportunities.
Recent Developments
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement"), and concurrently with entering into the Credit Agreement, the Company paid off all amounts owed under the Sixth Amended and Restated Credit Agreement dated as of January 24, 2019, which was terminated with no prepayment penalties. The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of December 31, 2022, the Company was in compliance with both financial covenants. The Credit Agreement terminates on December 8, 2027.
On August 22, 2022, the Company purchased all the issued and outstanding membership interests of Quality Aluminum Products ("QAP"), a manufacturer of soffit, fascia, trim coil, rain carrying products and aluminum siding for an aggregate purchase price of $52.1 million. The acquisition of QAP was financed primarily through borrowings under the Company's revolving credit facility. The results of operations of QAP have been included in the Residential segment of the Company's consolidated financial statements from the date of acquisition.
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of December 31, 2022, the Company has repurchased 1,997,366 shares for an aggregate price of $85.9 million under this repurchase program.

During the first quarter of 2022, the Company committed to a plan to sell its Processing business, a business within the Company's Agtech reportable segment, as part of its portfolio management strategy in order to focus its resources on the higher growth and more profitable growing business within the Agtech segment. The Processing business was classified as held for sale as of March 31, 2022 and remains under such classification as of December 31, 2022.
Customers and Products
The Company's customers are located primarily throughout North America. One customer, a home improvement retailer which purchases from the Residential segment represented 14%, 13%, and 14% of the Company's consolidated net sales for the years ended December 31, 2022, 2021 and 2020, respectively. No other customer in any segment or segments accounted for more than 10% of the Company's consolidated net sales.
The Company's products are primarily distributed to its customers using common carriers. The Company generally ships directly from its manufacturing plants to ensure on-time delivery while maintaining efficiency. Customers and product offerings by segment are described below.
Renewables
The Renewables segment designs, manufacturers and installs solar energy mounting systems including foundation, racking, and electrical balance of systems for developers, EPCs and owners / operators of solar fields.
An integral part of solar projects is the design, engineering, and fabrication of unique structures and electrical balance of systems, as well as the field installation of both whether applied to a ground-mounted or carport system. The Company provides both fixed tilt and tracker racking systems along with either a screw or pile driven foundation systems. Most of the Company's production is completed using computer numerical control machines, roll forming machines, laser cutters and other fabrication tools. The structural metal components are designed, engineered, fabricated and installed in accordance with applicable building codes.
New products introduced in recent years include screw-based racking and foundation solutions, operating software to optimize solar energy investments, and single-axis tracker systems. The Company's screw-based racking foundation offers rapid and secure installation on any terrain. The Company's operating software enables its team to optimize solar project design utilizing solar irradiance data and topography analysis to quickly and automatically generate multiple potential layouts for complex projects. The single-axis tracker systems are able to support and adapt to a variety of site conditions while also reducing the typical civil work preparation and installation costs associated with projects. The patented design eliminates complexities incorporated in traditional systems, simplifying the operations and maintenance of the system, along with streamlining the installation process. Other products offered include solar racking systems for both carports and pile-driven ground mount systems. Solar racking systems for carports serve as protection for cars from the effects of the sun and intense heat while providing a renewable energy source. Similarly, solar racking systems installed on idle land, such as solid waste landfills, or on challenging, rocky terrain, converts such land into a useful property by providing clean renewable power generating capabilities.
Residential
The Residential segment serves both the residential repair and remodeling and new housing construction markets in North America with products including roof and foundation ventilation products, single point and centralized mail systems and electronic package solutions, outdoor living space products (sun-shading), rain dispersion systems, and other construction accessories. The Company's residential product offerings are sold through major retail home centers, building material wholesalers, building product distributors, buying groups, roofing distributors, residential contractors, property management companies, postal services distributors and providers, and online direct to end consumers.
The Company's mail and electronic package solutions include single mailboxes, cluster style mail and parcel boxes for single and multi-family housing, and electronic package locker systems. The Company's remaining residential product offerings consist of roof edging and flashing, soffits and trim, drywall corner bead, metal roofing and accessories, rain dispersion products, including gutters and accessories, and exterior retractable awnings. Each of these product offerings can be sold separately or as part of a system solution.

The Company strives to improve its product-solution offerings while adapting to local and regional building code and new products recently introduced include electronic parcel lockers, roof top safety kits, chimney caps, heat trace coils, remote-controlled deck awnings for sun protection, and high-efficiency ventilation products. The Company's ventilation and roof flashing products provide protection and extend the life of residential structures while providing a safer, healthier environment for residents. The Company's building products are manufactured primarily from galvanized and painted steel, anodized and painted aluminum, and various resins. The Company's electronic parcel lockers and parcel room systems provide multi-family communities and businesses a secure storage solution to handle both package deliveries and receipt of other goods, along with helping retail businesses and their customers to transact via buy on line, pick up in store transactions. The Company's cluster box mail delivery products provide delivery cost savings to the postal service while offering secure storage for delivered mail and packages.
The Company leverages its production capabilities and supply chain across the U.S. while maintaining the capability to support the many local and regional customer requirements. The production facilities and processes are designed to provide a broad, but locally focused product range of residential products, and includes automated roll forming and injection molding, welding, stamping, and finished painting. The Company maintains its equipment through daily maintenance and a preventive maintenance program. In some cases, the Company sources products from third-party vendors to optimize cost and quality in order to provide the very best and affordable solution for customers.
Agtech
The Agtech segment designs, manufactures, and installs high-technology turnkey greenhouse facilities designed for large-scale indoor growing production of fruits and vegetables, plants and flowers, and agricultural research and development facilities with over 100 universities in the United States. Large scale greenhouse facilities are unique to a particular type of plant, vegetable, flower, or fruit, and require unique structures, growing systems, and the integration of the structure and the systems.
Infrastructure
The Infrastructure segment serves highway and bridge construction and airports through commercial and transportation contractors. The Company's products include expansion joints, structural bearings, rubber pre-formed seals and other sealants, elastomeric concrete, and bridge cable protection systems. Infrastructure's products are manufactured primarily from plate and structural steel along with various resin and rubber based materials.
New products introduced in recent years extend the infrastructure products into new markets. For example, its engineered pavement sealants for roadways are now being installed on airport runways, its structural bearings for elevated highways and bridges have been installed on offshore oil production platforms, and its corrosion-protection products for cable-suspension bridges are now marketed and sold internationally.
Engineering and Technical Services
The Company's business segments employ engineers and other technical personnel to perform a variety of key tasks which include the identification and implementation of improvements to its manufacturing process, redesign of its products for better performance, the development of new products and identification and execution of cost reduction activities. In addition, the Company's engineering staff employs a range of software to design highly specialized and technically precise products. In the Renewables, Agtech, and Infrastructure segments, drawings are approved and stamped by state licensed professional engineers as required by individual projects. Technical service personnel also work in conjunction with the Company's sales force in the new product development process to determine the types of products and services that suit the particular needs of customers.
Suppliers and Raw Materials
The Company's business is required to maintain sufficient quantities of raw material inventory in order to accommodate customers delivery requirements. Accordingly, the Company plans its purchases to maintain raw materials at sufficient levels to satisfy the anticipated needs of customers. The Company has implemented enterprise resource planning systems along with a corporate wide SIOP (Sales, Inventory, Operations Planning process) to better manage inventory, forecast customer orders, enable efficient supply chain management, and allow for timely counter-measures to changing market conditions.
The primary raw materials the Company purchases are flat-rolled, structural and plate steel, aluminum coil and extrusions, and resins. The Company purchases flat-rolled and plate steel and aluminum at regular intervals on an as-needed basis, primarily from the major North American mills, as well as, a limited amount from domestic service centers and foreign steel importers. Substantially all of its resins are purchased from domestic vendors, primarily through distributors, with a small amount purchased directly from manufacturers. Management continually evaluates improvements in the Company's purchasing practices across its geographically dispersed facilities in order to streamline purchasing across similar commodities.
The Company purchases natural gas and electricity from suppliers in proximity to its operations.
Intellectual Property
The Company actively protects its proprietary rights by the use of trademark, copyright, and patent registrations. While the Company does not believe that any individual item of its intellectual property is material, the Company believes its trademarks, copyrights, and patents provide the Company with a competitive advantage when marketing its products to customers. The Company also believes its brands are well recognized in the markets it serves and the Company believes the brands stand for high-quality manufactured goods at a competitive price. These trademarks, copyrights, and patent registrations help the Company maintain product leadership positions for the goods it offers.
Sales and Marketing
In 2022, approximately 45% of the Company's revenues were generated from products and services that were sold directly to the end user, with the remainder of revenues generated through retailers, wholesalers and distributors, down from 56% in 2021. The Company's sales process regularly includes a competitive bid process, and its reputation for product and service quality and meeting delivery requirements make the Company a preferred provider for many customers.
The Company shifted its marketing focus in 2021 to build an enhanced cohesive brand strategy—ensuring the Company has a defined purpose and values and ensuring the Company's brand messages reflect the needs of the market and the capabilities of its businesses. The businesses in the Company's Renewables segment were integrated and rebranded under the brand name Terrasmart at the beginning of 2022 and the Company's businesses in its Agtech segment were consolidated under the brand name Prospiant during 2021. In their markets, both brands reflect the Company's unique value to customers.
In 2021, the Company began to expand and upgrade its Customer Relationship Management (CRM) system, which work continued into 2022, thus improving its visibility into sales account status and enabling cross-sell and up-sell opportunities. The CRM also provides important aggregate market data.
Backlog
Backlog represents the value of the total confirmed orders at a point in time for which performance obligations have not yet been satisfied. Only actual orders with signed contracts are included in the Company's backlog. This metric is useful as it reflects the committed amount the Company expects to recognize as revenue in the near-term.
While the majority of the Company's products have short lead time order cycles, the Company has aggregated approximately $299 million of backlog from continuing operations at December 31, 2022 compared to $344 million at December 31, 2021. The backlog primarily relates to certain business units in the Company's Renewables, Agtech, and Infrastructure segments. The Company believes that the performance obligations related to the majority of its backlog will be satisfied and related revenue recognized during 2023.
Competition
The Company operates in highly competitive markets with several competitors participating in each of its end markets. The Company goes to market with a focused and broad range of high quality products, executes with speed and industry-leading service, value-based pricing and project management and field operations in its Agtech and Renewables businesses.
Seasonality
The Company’s end markets have historically experienced seasonal demand fluctuation, with lower demand typically in the first and fourth quarters. Levels of residential and commercial construction can be cyclical and can depend on interest rates, availability of financing, inflation, employment, spending habits, consumer confidence and cost and availability of skilled labor. Furthermore, general economic forces, such as tax credit expirations and imposed tariffs, the impact of the COVID-19 pandemic, and changes in the Company’s products and customer mix can and have shifted traditional seasonal fluctuations in revenue over the past few years. As the pandemic is subsiding and tax credits for the Company's renewable energy customers begin to stabilize, the Company has seen a shift back towards traditional seasonality with the fourth quarter of 2022 being slower than experienced in 2021 and 2020.
Governmental Regulation
The Company's production processes involve the use of environmentally regulated materials. The Company believes that the Company operates its business in material compliance with all federal, state and local environmental laws and regulations, and does not anticipate any material adverse effect on its financial condition or results of operations to maintain compliance with such laws and regulations. However, the Company could incur operating costs or capital expenditures in complying with new or more stringent environmental requirements in the future or with current requirements if they are applied to its manufacturing facilities or distribution centers in a way the Company does not anticipate. In addition, new or more stringent regulation of the Company's energy suppliers could cause them to increase the price of energy.
The Company's operations are also governed by many other laws and regulations covering its labor relationships, the import and export of goods, the zoning of its facilities, taxes, its general business practices, and other matters. The Company believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its financial condition or results of operations.
Human Capital - Organization Development
The foundation for the Company's focus on organizational development is built on two fundamental beliefs:
•The Company's ability to perform and deliver shareholder value is dependent on our people, and
•The Company strives to create an environment where our people can have the best chance to thrive, which the Company refers to internally as creating the "Best Place to Work."
The Company's "Best Place to Work" initiative engages the entire organization, with areas of focus that include Health and Safety, Education and Development, Diversity and Inclusion, Compensation and Employee Benefits, and Communication and Employee Engagement.
The Company employed 2,117 full-time employees and 20 part-time employees as of December 31, 2022. Of the Company's 2,137 total employees, 876 were classified as salary and 1,261 classified as hourly. The Company also employed approximately 329 full-time equivalent temporary agency employees. Approximately 6% of the Company's U.S. workforce was represented by unions through two collective bargaining agreements ("CBAs") as of December 31, 2022. Both of the Company's CBAs will expire and are expected to be renegotiated in 2024. The Company considers its employee relations to be good.
Health and Safety
The Company expects each team member of the Company to follow the Company's safety standards and practices, support the Company's key safety initiatives, be accountable to themselves and each other, and be part of safety solutions. The Company believes all accidents and near-misses are preventable as the Company strives to create a zero incidents work environment.
The Company has continued to invest in the Company's safety organization, and implemented a disciplined safety management and reporting process, measuring and reviewing the Company's safety results continuously in each location. The Company's CEO reviews safety performance monthly, including recordable incidents, near misses, and first aid cases. Safety performance and best practices are also reviewed quarterly with the entire organization during company-wide Town Hall meetings and with the Company's Board of Directors during quarterly board meetings.
Each of the Company's businesses have a safety team that assesses all recordable incidents and near misses to identify mitigating actions to prevent accidents in the future. The Company's businesses also identify additional safety investments required for training, education, equipment, and processes as part of the Company's annual budget and capital planning procedure.

The Company is continuously evolving its crisis management plans as the Company gains experience, reviews industry best practices, and continues to develop more effective tools, processes, and policies. In an emergency, the Company's priorities are to protect the welfare of our people and to maintain business continuity.
Diversity and Inclusion
The Company supports and encourages a culture where diversity of thought flourishes and all employees feel appreciated, included, and know they have an equal opportunity to develop, grow, and succeed based on their performance. The Company believes demonstrating respect for our people and valuing their perspectives and their contributions is critical to cultivating the Company's best and most successful work environment, a belief that is foundational for the Company's “Best Place to Work” initiative.
Key demographics for the Company's employees are shown below. While the figures below are in total, the Company evaluates its organization against the diversity of the communities that the Company operates in, with a goal of being representative at the community level.
2022 Workforce Composition (Gender and Age)

Employee Age Groups	Female	Male	Not Specified	Total by Age Group	% by Age Group
< 30 years of age	79	265	1	345	16.1%
30 - 49 years of age	282	716	—	998	46.7%
50+ years of age	261	532	1	794	37.2%
Total	622	1,513	2	2,137
As a percentage	29.1%	70.8%	0.1%
Number of 2022 Employees by Employment Type (by Gender)

Employee Type	Female	Male	Not Specified	Total by Type	% by Type
Salary	282	594	—	876	41.0%
Hourly	340	919	2	1,261	59.0%
Total	622	1,513	2	2,137
2022 Ethnic Background of Employees

Ethnic Background	% of Employees
White	62.1%
Hispanic or Latino	13.8%
Black or African American	12.6%
Asian	4.5%
Not Specified	3.3%
Two or More Races	2.4%
Hawaiian/Pacific Islander	0.7%
American Indian/Alaska Native	0.6%
The Company believes in building a team that includes people who bring diversity of thought, experience, and perspective to its organization. The Company recognizes that its organization and the communities in which the Company operates will continue to evolve and grow, which will require that the Company remain focused on the following initiatives:
•Continue the Company's mandatory and annual education and development program for the Company, including the Board of Directors, and evolve the curriculum as needed

•Continue to map the Company's organization with the communities it operates in to ensure the make-up of the Company's team is representative of the community itself
•Implement and upgrade business systems across the Company to give the Company the capability to gather and analyze data, derive conclusions, and develop action plans for implementation
•Communicate the Company's progress through monthly business reviews with the Company's leadership teams, quarterly communications with its teams, and quarterly reviews with the Company's Board of Directors
•Build the most effective talent acquisition framework to attract the best candidates with the following objectives:
–Build diversity into the Company's recruiting process with its partner recruitment firms and labor agencies, universities, and trade schools, and ensure these partners deliver diverse slates of candidates for the Company's hiring needs, and
–Strengthen the Company's outreach to academic institutions, industry associations, local businesses, and affinity groups to broaden opportunities for diverse talent
•Be proactive with the Company's customers and supply chain partners to find ways to work together in promoting positive social development
Leadership Development
The Company reimagined the scope and objectives of its leadership development program in 2021. The multi-year effort that emerged will establish a foundation for excellence in leadership. The basis of the Company's program now includes multiple learning paths to meet the development needs of employees at all levels, including ethics compliance, leadership development, continuous improvement, diversity and inclusion, and function-specific learning and certification programs.
The Gibraltar Leadership Program core curriculum, launched to 194 leaders in 2022, is a two-day program with modules on servant leadership, skilled collaboration, accountability at work, taking control of conflict, emotional intelligence, and communicating as a manager. In 2023, the Company will continue to offer this program to both new and existing leaders, and will expand the program to include additional modules on influence, change management and coaching for development. The Company also maintains its commitment to ethical leadership with quarterly ethics training for all employees, and furthermore, also encourages and supports employees who pursue training and development to build their functional knowledge and expertise through continuing education and certification programs related to the employees' functional area.
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
The Company's business, financial condition and results of operations, and the market price for its common stock are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following discussion, as well as other sections of this Annual Report on Form 10-K, including “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain business and other risks affecting the Company. In conjunction with reviewing the forward-looking statements and other information contained in this Annual Report on Form 10-K, consideration should be given to the risk factors described below as well as those in the Safe Harbor Statement at the beginning of this Annual Report on Form 10-K. These risks are not the only risks to which the Company is exposed. The Company's business operations and the market for its securities could also be adversely affected by additional factors that are not presently known to the Company, or that it currently considers to be immaterial to its operations.

Risks Related to the Company's Business Operations
The volatility of the commodity market with respect to the Company's principal raw materials and component parts, or substantial decreases in the availability of the Company's principal raw materials and component parts, has impacted, and could continue to impact, the Company's business, results of operations, and cash flows.
The Company's principal raw materials are commodity products primarily consisting of steel, aluminum, and resins. The Company also purchases component parts such as glass for greenhouse roofing systems thus resulting in exposure to changes in the price and availability of glass, and furthermore, although not purchased by the Company, the Company also has exposure related to the availability of solar panels which has impacted the installation of, and which can and has reduced demand for, the Company's solar racking projects, as experienced in 2022. As the Company has seen with the broader market dynamics in 2022, and potentially continuing in 2023, availability and pricing of raw materials can be volatile due to a number of factors beyond its control, including general economic conditions, domestic and worldwide supply and demand, labor costs and availability, competition, freight costs and transportation, import duties, tariffs, and currency exchange rates. The Company has been impacted by cost increases and disruptions to the Company's supply deliveries, which disruptions have subsided in the latter part of 2022.
The Company may not be successful in passing along pricing increases to its customers or in its efforts to mitigate the impact of supply chain disruptions. The failure by the Company's suppliers to deliver raw materials or component parts according to schedule, or at all, has resulted in manufacturing delays, capacity constraints, project delays, cost inflation and logistics delays and has affected, and may continue to affect, the Company's ability to meet its customers' needs. Furthermore, the failure of any sourced raw materials or components to conform to the Company's specifications could also result in delays in its ability to timely deliver, and may have an adverse impact on the Company's relationships with its customers and its ability to fully realize the revenue expected from sales to those customers.
In addition, commodity price fluctuations and increased competition could force the Company to lower its prices or to offer additional services or enhanced products at a higher cost to the Company, which could reduce the Company's gross profit, net income, and cash flow and cause the Company to lose market share.
Macroeconomic factors outside of the Company's control may adversely affect its business, its industry, and the businesses and industries of many of its customers and suppliers.
Macroeconomic factors have a significant impact on the Company's business, customer demand and the availability of credit and other capital, affecting the Company's ability to generate profitable margins. The Company's operations are subject to the effects of domestic and international economic conditions, including global industrial production rates, inflation, deflation, interest rates, availability of capital, debt levels, consumer spending, energy availability, commodity prices, and the effects of governmental initiatives to manage economic conditions, including government monetary and trade policies, tax laws and regulations. Tariffs placed on imported products used by the Company's customers, such as solar panels, could impact cost and availability of these products to the Company's customers which could impact the demand for the Company's products or services. In addition, fluctuations in the U.S. dollar impact the prices the Company charges and costs it incurs to export and import products. The Company is unable to predict the impact on its business of changes in domestic and international economic conditions. The Company currently faces challenging market conditions, and domestic or global economies, or certain industry sectors of those economies that are key to the Company's sales, may further deteriorate, which could result in a corresponding decrease in demand for the Company's products and negatively impact the Company's results of operations and financial condition.
In reference to aforementioned tariffs on imported solar panels, the United States currently imposes antidumping and countervailing duties ("AD/CVD") on certain imported solar panels and components from certain countries in Southeast Asia. The AD/CVD can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce ("USDOC"), and a change in duty rates could have an adverse impact on the Company's operating results. In early 2022, the USDOC was petitioned to investigate alleged circumvention of AD/CVD on Chinese imports of solar panels and components produced in other countries in Southeast Asia. In March 2022, the USDOC announced that it would investigate the circumvention alleged in the petition and in December 2022, it issued a preliminary report that found occurrences of the alleged circumvention. Concurrent with this investigation, in June 2022, the President of the United States issued an Executive Order to suspend any tariffs that result from this investigation for two years.

Furthermore, in June 2022, the Uyghur Forced Labor Prevention Act ("UFLPA") was enacted. The UFLPA requires traceability of components of imported goods to validate that the components are not sourced from areas in the Xinjiang region of China, which may be held at U.S. customs until the importer is able to prove where they have been sourced.
As the timing and progress of many of the Company's customers’ projects depend upon the supply of solar panels and components, the Company's operating results have been impacted by the disruption resulting from the above investigation and validation procedures. The Company's operating results could be further adversely impacted by any final negative circumvention determinations made by the USDOC and continued timing lag of review by U.S. customs.
The success of the Company's business depends on the Company's senior management team, as well as other key employees and the Company's ability to attract, retain, develop and motivate a skilled and diverse workforce.
The Company's success is dependent on the management and leadership skills of its senior executive and divisional management teams. The Company has had recent changes in the senior executive team that were planned and/or are expected to be mitigated, however, the Company cannot assure you that the Company will be able to retain its existing senior management personnel, or that the Company will have a successor prepared and available upon any loss of such personnel, or that the Company will be able to attract additional qualified personnel through external recruitment when needed. The Company has not entered into employment agreements with any of its senior management personnel.
Additionally, the Company may not be able to successfully compete for, attract, retain, develop or motivate a skilled and diverse workforce that the Company's business may require. The Company's business is dependent on engineers and other technical personnel to execute a variety of key responsibilities which include, but are not limited to, the identification and implementation of improvements to the Company's manufacturing process, redesign of the Company's products for better performance, the development of new products, and the identification and execution of cost reduction activities. Also, technical service personnel work in conjunction with the Company's sales force in the new product development process to determine the types of products and services that suit the particular needs of the Company's customers. Furthermore, the Company's business may be adversely impacted by the availability of labor at its manufacturing and distribution facilities, or in the field at its customers' project sites. The unexpected loss of a member of the Company's senior management team, key employee or highly-skilled associate, including due to an increase in aggressive recruiting for talent in the current labor market, or the Company's inability to attract and retain additional personnel could deplete the Company's institutional knowledge base, erode the Company's competitiveness and prevent the Company from successfully executing its business strategy.
The COVID-19 pandemic has significantly impacted worldwide economic conditions and adversely impacted, and may continue to adversely impact the Company's business, results of operations, financial condition, and cash flows.
The COVID-19 pandemic began to impact the Company's operations late in the first quarter of 2020 as government authorities imposed mandatory closures, work from home orders and social distancing protocols, which resulted in temporary curtailment of some operations and increased costs to operate certain facilities, and has continued to impact the Company's operations as new strains of the COVID-19 virus have been identified.
During 2021 and to a lesser extent in 2022, the COVID-19 pandemic, as well as broader market dynamics have resulted in impacts to the Company's business, including increased material cost inflation, labor availability issues (due to illness and otherwise) and logistics challenges and costs increases and were impacted by supply constraints for materials and commodities used in the Company's operations.
It is not possible to predict the ultimate impact of the COVID-19 pandemic, as well as the emergence of new virus strains and availability of effective treatment on the Company's business, results of operations, financial position or cash flows, and the duration of such impact may vary dramatically by geography and line of business. However, while the COVID-19 pandemic subsides, the Company may experience continued adverse impacts of this pandemic on the Company's business and financial statements, including through disruptions to the supply chain, limiting access to the Company's distribution channels, reducing the availability of the Company's workforce and subcontractors and heightened cybersecurity risk, all of which may pose material risk to the Company's results of operations, financial condition, and cash flows. Further, the COVID-19 pandemic may exacerbate the potential impact of the other risks described herein on the Company's results of operations, financial condition and cash flows.
A significant portion of the Company's net sales are concentrated with a few customers. The loss of any of those customers would adversely affect the Company's business, results of operations, and cash flows.
A loss of sales, whether due to decreased demand from the end markets the Company serves, the loss or bankruptcy of any significant customer in these markets, a decrease in the prices that the Company can realize from sales of its products to customers in these markets, or a significant decrease in business from any of the Company's major customers, could have a significant adverse effect on the Company's profitability and cash flows. The Company's ten largest customers accounted for approximately 41%, 38%, and 35% of the Company's net sales during 2022, 2021, and 2020, respectively, with its largest customer, a retail home improvement center, accounting for approximately 14%, 13% and 14% of the Company's consolidated net sales during each of the years 2022, 2021, and 2020, respectively.
The Company's business is highly competitive and increased competition could reduce the Company's gross profit, net income, and cash flow.
The principal markets that the Company serves are highly competitive. Competition is based primarily on product functionality, quality, price, raw material and inventory availability, and the ability to meet delivery schedules dictated by customers. The markets in which the Company operates are characterized by changing technologies and introductions of new products and services, so the Company also faces competition from the introduction by competitors of new products or technologies. The Company competes in its principal markets with companies of various sizes, some of which have greater scale and financial and other resources than the Company, as well as have better established brand names and may be better able to withstand a change in conditions in the markets the Company serves. Increased competition could force the Company to lower its prices or to offer additional services or enhanced products at a higher cost to the Company, which could reduce the Company's gross profit, net income, and cash flow and cause the Company to lose market share. Further, if the Company does not have sufficient resources to invest or is otherwise unable to correctly identify customer needs and preferences, innovate and drive improvements or efficiencies in existing products, develop new products, technologies or services in the markets the Company participates in, or successfully commercialize its innovation efforts, the Company may lose market share. Even when the Company successfully innovates and develops new and enhanced products and services, the Company often incurs substantial costs in doing so, and the Company's profitability may suffer.
If the subcontractors the Company relies upon do not perform their contractual obligations, the Company's revenues and cash flows would be adversely affected.
Some of the Company's construction contracts with customers involve subcontracts with other companies that perform a portion of the services or provide systems that are integral to the end product that the Company provides to its customers. The Company depends on the quality and timeliness of work performed by its subcontractors. There is a risk the subcontractors may not perform their contractual obligations, which may subject the Company to customer concerns or disputes. Any such disputes or concerns could materially and adversely impact the Company's ability to perform the Company's obligations as the prime contractor.
The Company's operations are subject to seasonal fluctuations and the cyclical nature of construction activity that may impact the Company's cash flow.
The Company's net sales are generally lowest in the first quarter primarily as a result of reduced activity in the building industry due to inclement weather. Therefore, the Company's cash flow from operations may vary from quarter to quarter. Furthermore, construction activity has historically been cyclical and dependent on economic conditions, including interest rates, availability of financing, inflation, employment, spending habits, consumer confidence and other factors outside the Company's control. Residential and commercial construction is also affected by the cost and availability of skilled labor, which could impact both the cost and pace of construction activity, as well as the construction methods used, all of which could adversely affect demand for the Company's products. If the Company's cash flows were significantly reduced due to seasonal fluctuations or reduced construction activity, the Company may not be able to service its indebtedness or maintain covenant compliance.

The Company's ongoing and expected restructuring plans and other cost savings initiatives may not be as effective as the Company anticipates, and the Company may fail to realize the cost savings and increased efficiencies that the Company expects to result from these actions, which could negatively affect the Company's operating results.
The Company continually seeks ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of its operations, which from time to time includes restructuring and integration activities. The Company has implemented significant restructuring activities across its manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including the Company's inability to effectively eliminate duplicative back-office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives the Company is contemplating may require consultation with various employees and consultants which may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.
If the Company is unable to implement its cost savings initiatives as timely and/or effectively as planned, the Company's business may be adversely affected by the impact of the Company's ability to continue to meet customer demand, maintain a high level of quality throughout the execution of the plans, and achieve the expected financial benefits of such plans, and therefore, potentially resulting in a material adverse effect on the Company's business, results of operations and financial condition.
Economic, political, and other risks associated with foreign operations could adversely affect the Company's financial results and cash flows.
Although the significant majority of the Company's business activity takes place in the United States, the Company derives a portion of its revenues and earnings from operations in Canada, China and Japan, and are subject to risks associated with doing business internationally. The Company's sales originating outside the United States represented approximately 4% of the Company's consolidated net sales during the year ended December 31, 2022. The Company believes that its business activities outside of the United States involve a higher degree of risk than the Company's domestic activities, such as the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements and exposes the Company to currency exchange rate fluctuations between the United States Dollar and foreign currencies. In addition, any local or global health issue or uncertain political climates, international hostilities, natural disasters, or any terrorist activities could adversely affect customer demand, the Company's operations and the Company's ability to source and deliver products and services to the Company's customers.
Climate change and climate change legislation or regulations may adversely affect the Company's business.
Legislative and regulatory changes in response to the potential effects of climate change may require additional costs and investment for compliance, including an increase in the Company's capital expenditures to reduce the Company's greenhouse gas emissions and increased cost of purchased energy for both the Company and its suppliers, which may increase the Company's costs to procure raw materials, components or equipment parts. As climate change continues to increase the severity of weather, physical effects—such as damage to facilities, capital equipment and inventory or disruption in production, product distribution or field operations as a result of heat, drought, wildfires, major storm events and shifts in regional weather patterns and intensities—may also significantly affect the Company's operations and financial results. Concerns over global climate change and environmental sustainability over time, including due to expectations of the Company's stockholders, customers and employees, may influence the Company's strategic direction, supply chain, or delivery channels.
Future terror attacks, war, natural disasters or other catastrophic events beyond the Company's control could negatively impact the Company's operations and financial results.
Terror attacks, war, or other civil disturbances, natural or man-made disasters (which may become more frequent due to climate change), other catastrophic events or public health crises could cause catastrophic loss or other material damage to the Company's facilities or lead to economic instability, decreased capacity to produce the Company's products and decreased demand for the Company's products. The Company has experienced operating disruptions related to severe weather across the U.S. From time to time, terrorist attacks worldwide have caused instability in global financial markets. The Company does not conduct business in nor source directly from either

Russia or Ukraine yet continues to monitor the current military conflict between these countries for any potential disruptions. The Company could incur uninsured losses and liabilities arising from such events, and any resulting business interruptions could have an adverse effect on the Company's operations, cash flows and financial results.
Risks Related to Information Technology
The Company's business and financial performance may be adversely affected by cybersecurity attacks, information systems interruptions, equipment failures, and technology integration.
The Company relies on information technology ("IT") systems, some of which are provided and/or managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to the Company's employees, customers and other business partners), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers, and fulfilling contractual obligations). The Company's ability to effectively manage its business depends on the security, reliability, and capacity of these IT systems. These systems (including those the Company acquires through business acquisitions) can be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes, or other unforeseen events. While, the Company maintains IT measures designed to protect the Company against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, cyber-attacks are increasingly difficult to identify and prevent, and it is possible that potential vulnerabilities could go undetected for an extended period. The Company's systems are not fully redundant and the Company's disaster recovery planning may not be sufficient. Any interruptions to the Company's IT systems could disrupt the Company's operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. Security breaches can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to the Company or to the Company's employees, partners, customers, or suppliers, damage customer, business partner and employee relationships and the Company's reputation and result in legal claims and proceedings, liability and penalties under data protection laws and regulations. Some of the Company's IT systems have experienced past security breaches, and, although they did not have a material adverse effect on the Company's operating results, there can be no assurance that future incidents will not have material adverse effects on the Company's operations or financial results.
In addition, the Company's IT systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards and customer expectations, changes in the techniques used to obtain unauthorized access to data and information systems, and the IT needs associated with the Company's changing products and services. In addition, the Company is subject to data privacy and security laws, regulations, and customer-imposed controls in a number of jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of the Company's business. Compliance with the varying data privacy regulations across the United States and around the world has required, and will continue to require, significant expenditures. There can be no assurance that the Company will be able to successfully maintain, enhance and upgrade the Company's IT systems as necessary to effectively address changing cybersecurity risks and legal requirements, and the Company's efforts to do so may be costly.
Risks Related to Acquisitions
The Company's strategy depends, in part, on identification, management and successful business and system integration of future acquisitions.
Historically, the Company has grown through a combination of internal growth plus external expansion through acquisitions. The Company intends to continue to seek additional acquisition opportunities in accordance with the Company's business strategy. However, the Company cannot provide any assurance that the following risks involved in completing acquisitions will not occur nor adversely impact the Company's operations and financial results:
•Failure to identify appropriate acquisition candidates, or, if the Company does, failure to successfully negotiate the terms of an acquisition;
•Diversion of senior management’s attention from existing business activities;
•Failure to integrate any acquisition into the Company's operations successfully;

•Unforeseen obligations, loss of key customers, suppliers, and employees of the acquired businesses, or loss of existing customers and suppliers;
•Difficulties or delays in integrating and assimilating information and systems that may require significant unforeseen upgrades or replacement of the Company's primary IT systems across significant parts of the Company's businesses and operations, which could lead to interruptions of information flow internally and to the Company's customers and suppliers;
•The need to raise additional funds through additional equity or debt financing, which could be dilutive to stockholder value, increase the Company's interest expense and reduce the Company's cash flows and available funds; and
•Adverse impact on overall profitability if the acquired business does not achieve the return on investment projected at the time of acquisition.
Risks Related to Financing and Accounting Matters
The Company applies judgments and makes estimates in accounting for certain customer contracts, and changes in these judgments or estimates may have significant impacts on the Company's earnings.
Changes in judgments or required estimates and any subsequent adjustments to those judgments or estimates (such as performance incentives, penalties, contract claims and contract modifications) could have a material effect on the Company's sales and profits. Due to the substantial judgments applied and estimations involved with the Company's accounting for customer contracts, the Company's actual results could differ materially or could be settled unfavorably from the Company's estimates. Revenue representing 40%, 47% and 40% of 2022, 2021 and 2020 of the Company's consolidated net sales, respectively, were recognized over time under the cost-to-cost method. Refer to “Critical Accounting Estimates” within Item 7 of this Annual Report on Form 10-K for more detail of how the Company's financial statements can be affected by accounting for revenue from contracts with customers.
If events occur or indicators of impairment are present that may cause the carrying value of long-lived and indefinite-lived assets to no longer be recoverable or to exceed the fair value of the asset, or that may lead to a reduction in the fair value of the asset, significant non-cash impairment charges to earnings may be taken that may have a material adverse impact on the Company's results of operations.
The Company has previously recorded significant non-cash impairment charges for goodwill and other intangible assets as a result of reductions in the estimated fair values of certain businesses. It is possible that the Company will be required to record additional non-cash impairment charges to the Company's earnings in the future, which could be significant and have a material adverse impact on the Company's results of operations. Refer to “Critical Accounting Estimates” within Item 7 of this Annual Report on Form 10-K for more detail of how the Company's financial statements can be affected by asset impairment.
Increases in future levels of leverage and size of debt service obligations could adversely affect the Company's ability to raise additional capital to fund the Company's operations, limit the Company's ability to react to changes in the economy or the Company's industries and prevent the Company from meeting the Company's obligations.
As of December 31, 2022, the Company had $91.0 million of outstanding indebtedness. The Company's ability to make scheduled payments on, or refinance, its debt obligations depend on the Company's financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond the Company's control. The Company may need to incur additional debt in the future to fund strategic acquisitions, investments or for other purposes, which debt could have significant adverse consequences to the Company's business. Any sustained weakness in general economic conditions and/or U.S. or global capital markets could adversely affect the Company’s ability to raise capital on favorable terms or at all. The Company’s access to funds under its credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect the Company’s access to the liquidity needed for its businesses in the longer term. Such disruptions could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for its business needs can be arranged. The Company's Credit Agreement entered into on December 8, 2022, contains several financial and other restrictive covenants. A significant decline in the

Company's operating income or use of the Company's Credit Agreement (or other additional indebtedness) for acquisitions, operations and capital expenditures could cause the Company to violate these covenants which could result in the Company incurring additional financing fees that would be costly and adversely affect the Company's profitability and cash flows.
Risks Related to Legal and Regulatory Matters
A portion of the Company's business is dependent on laws and regulations pertaining to the cannabis industry, and this industry faces significant opposition that could adversely affect this portion of the Company's business.
One of the Company's businesses makes and sells greenhouses which may be sold to companies that cultivate, process and sell cannabis products for recreational and medicinal use. This business is dependent on state laws and regulations pertaining to the cannabis industry that legalize and regulate cannabis use. While several states have legalized cannabis for medical or recreational purposes, it remains illegal under federal law. Even in those states in which cannabis use has been legalized, its use remains a violation of federal criminal law, which preempts state laws that legalize its use. Strict enforcement of federal law regarding cannabis would likely have an adverse impact on the Company's customers, and correspondingly, may adversely impact the Company's gross profit, net income and cash flows.
The cultivation, processing and distribution of cannabis in states where it has been legalized is subject to significant regulatory requirements. If the Company's customers who purchase greenhouses are unable to obtain and maintain the licenses, permits, authorizations or accreditations required to comply with state and local regulations, the Company may experience adverse effects on the Company's business and results of operations.
The Company's business that engages in the sale of greenhouses is dependent, in part, on increasing legalization and market acceptance of medical and recreational cannabis use. The Company cannot predict the future increase in state legalization or the future market potential of legalized cannabis use. Other well-established business sectors with powerful economic influence may take action that could adversely impact the cannabis market. The failure of further legalization or market acceptance, or the adverse action by competing well-established business sectors, may suppress the Company's customers’ demand for the Company's products and thereby reduce the Company's gross profit and net income.
Imposed tariffs and potential future tariffs may result in increased costs and could adversely affect the Company's results of operations.
Tariffs imposed in the United States on certain steel and aluminum products imported into the U.S. have created volatility in the market and have increased the costs of these inputs. Increased costs for imported steel and aluminum products have led domestic sellers to respond with market-based increases to prices for such inputs as well. These tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased costs, shifting in competitive positions and a decreased available supply of steel, resins and aluminum as well as additional imported components and inputs. The Company may not be able to pass price increases on to its customers and may not be able to secure adequate alternative sources of steel, resins and aluminum on a timely basis. While retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, the Company cannot predict further developments. The tariffs could adversely affect the Company's income from operations for some of the Company's businesses and customer demand for some of the Company's products which could have a material adverse effect on the Company's results of operations, financial position and cash flows.
The expiration, elimination or reduction of solar rebates, credits and incentives may adversely impact the Company's business.
A variety of federal, state and local government agencies provide incentives to promote electricity generation from renewable sources such as solar power. These incentives are in the form of rebates, tax credits and other financial incentives which help to motivate end users, distributors, system integrators and others to install solar powered generating systems. Any changes to reduce, shorten or eliminate the scope and availability of these incentive programs could materially and adversely impact the demand for the Company's related products, and the Company's financial condition and results of operations.
The timing and progress of many of the Company's renewable energy customers’ projects are impacted by incentives provided by the Federal solar tax credit also known as Investment Tax Credit ("ITC"). The recent Inflation

Reduction Act ("IRA") signed into law on August 16, 2022, provides a 30% ITC for projects started prior to the guidance issued by the Department of the Treasury and published in the Federal Register on November 30, 2022. Sixty days after the issuance of such guidance, January 29, 2023, the base ITC will be reduced to 6%. In order for the Company's customers to attain an additional 24% for a total credit of 30%, new labor requirements for the new wage and apprenticeship standards must be met. Demand for the Company's products could be adversely impacted if the Company does not meet the above standards in order to enable its customer to obtain the full 30% credit.
The nature of the Company's business exposes the Company to product liability, product warranty and other claims, and other legal proceedings.
The Company is involved in product liability, product warranty and other claims relating to the products the Company manufactured and distributed. Although the Company currently maintains what the Company believes to be suitable and adequate insurance in excess of the Company's self-insured amounts for product liability and other claims, there can be no assurance that the Company will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of the Company's management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in the Company's products, the Company's brands and the Company. In the ordinary course of business, the Company is also subject to other types of legal and regulatory proceedings. Any claims raised in legal and regulatory proceedings, whether with or without merit, could be time consuming and expensive to defend and could divert the Company's management attention and resources. The Company cannot assure you that any current or future claims will not adversely affect the Company's reputation, financial condition, operating results, and cash flows.
The Company could incur substantial costs in order to comply with, or to address any changes in or violations of, environmental, health, safety and other laws.
The Company's operations and facilities are subject to a variety of stringent federal, state, local, and foreign laws and regulations, including those relating to the protection of the environment and human health and safety. Compliance with these laws and regulations sometimes involves substantial operating costs and capital expenditures, and failure to maintain or achieve compliance with these laws and regulations or with the permits required for the Company's operations could result in substantial costs and liabilities, such as fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations, including claims arising from the businesses and facilities that the Company has sold. The Company is subject to the risk that the Company, its employees, its affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take actions determined to be in violation of any of these laws, for which the Company might be held responsible, particularly as the Company expands its operations geographically through organic growth and acquisitions. The Company cannot provide assurance that the Company's internal controls and compliance systems, including the Company's Code of Ethics and Statement of Policy, will protect the Company from acts committed by the Company's employees, agents or business partners that violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices, workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect the Company's results of operations, financial condition or strategic objectives. For certain businesses the Company has divested, the Company has provided limited indemnifications for environmental contamination to the successor owners. The Company has also acquired and expects to continue to acquire businesses and facilities to add to the Company's operations. While the Company sometimes receives indemnification for pre-existing environmental contamination, the party providing the indemnification may not have sufficient resources to cover the cost of any required measures. Certain facilities of the Company have been in operation for many years and the Company may be liable for remediation of any contamination at the Company's current or former facilities; or at off-site locations where waste has been sent for disposal, regardless of fault or whether the Company, its predecessors or others are responsible for such contamination. The Company has been responsible for remediation of contamination at some of the Company's locations, and while such costs have not been material to date, the cost of remediation of any of these and any newly-discovered contamination cannot be quantified, and the Company cannot assure you that it will not materially affect the Company's profits or cash flows. Changes in laws, regulations or enforcement policies, including without limitation new or additional regulations affecting disposal of hazardous substances and waste, greenhouse gas emissions or use of fossil fuels, could have a material adverse effect on the Company's business, financial condition, or results of operations.
The Company is subject to certain additional regulations as a United States government contractor or subcontractor.
Some of the Company's revenue is derived from contracts with agencies of the United States government and subcontracts with its prime contractors. As a United States government contractor or subcontractor, the Company is subject to federal contracting regulations, including the Federal Acquisition Regulations, which govern the allowability of costs incurred by the Company in the performance of United States government contracts. In connection with the Company's United States government business, the Company is also subject to government audits and to review and approval of the Company's policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances, if the Company does not comply with the terms of a government contract or with regulations or statutes, the Company could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company leases its principal executive office and corporate headquarters in Buffalo, New York. The number, type, location and classification of the properties used by the Company's operations by segment and corporate as of December 31, 2022, are as follows:

	Number and Type of Properties
	Plant	Distribution Center	Office	Total
Renewables	4	1	3	8
Agtech	5	—	1	6
Residential Products	14	—	1	15
Infrastructure Products	2	—	—	2
Corporate	—	—	2	2
Total	25	1	7	33

	Location of Properties		Classification of Properties
	Domestic	Foreign	Owned	Leased
Renewables	7	1	—	8
Agtech	4	2	1	5
Residential Products	15	—	6	9
Infrastructure Products	2	—	2	—
Corporate	2	—	—	2
Total	30	3	9	24
The Company believes that its properties are effectively utilized, well maintained, in good condition, and will be able to accommodate the Company's capacity needs to meet current levels of demand. In addition, the Company believes that its properties are located to optimize customer service, market requirements, distribution capability and freight costs.

Item 3.	Legal Proceedings
From time to time the Company has been and may in the future become involved in litigation, as well as other legal proceedings in the ordinary course of the Company's business. The Company maintains liability insurance against risks arising out of the normal course of business. While the outcome of these legal proceedings cannot be predicted with certainty, the Company's management, based on currently available facts, does not believe that the ultimate outcome of any pending litigation will have a material effect on the Company's consolidated financial condition, results of operations, or liquidity.
There were no material legal proceedings terminated, settled, or otherwise resolved during the fourth quarter of the year ended December 31, 2022.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROCK.”
As of February 21, 2023, there were approximately 32 shareholders of record of the Company’s common stock. However, the Company believes that it has a significantly higher number of beneficial owners because of the number of shares that are held by banks, brokers, and other financial institutions.
The Company did not declare any cash dividends during the years ended December 31, 2022 and 2021 and does not expect to pay any in the foreseeable future. The Company intends to use cash generated by operations to reinvest in the businesses, fund acquisitions and to repurchase stock. The Company's disclosure in Note 9 of the Company’s audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provide additional information regarding restrictions on potential capital distributions.
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
The following table sets forth purchases made by or on behalf of the Company during the quarter ended December 31, 2022.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2022	537,756	$45.48	537,756	$120,001,218
November 1 - 30, 2022	—	$—	—	$120,001,218
December 1 - 31, 2022	126,157	$46.58	126,157	$114,124,306
Total	663,913	$45.69	663,913
The Company did not sell unregistered equity securities during the period covered by this report.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Company Overview
The Company is a leading manufacturer and provider of products and services for the renewable energy, residential, agtech, and infrastructure markets. The Company serves customers primarily in North America including renewable energy (solar) developers, institutional and commercial growers of food and plants, home improvement retailers, wholesalers, distributors, and contractors. The Company's operational infrastructure provides the necessary scale to support local, regional, and national customers in each of its markets.
The Company operates and reports its results in the following four reporting segments:
•Renewables
•Residential
•Agtech
•Infrastructure
Demand for products and services in the segments and end markets the Company's businesses serve are subject to economic conditions that are influenced by various factors. These factors include but are not limited to changes in general economic conditions, interest rates, exchange rates, commodity costs, expiration of solar rebates, supply limitations that impact the availability of solar panels and therefore solar racking installations, demand for residential construction, demand for repair and remodeling, governmental policies and funding, tax policies and incentives, tariffs, trade policies, weather patterns, the level of non-residential construction and infrastructure projects, the need for protection of high value assets, demand for renewable energy sources, and climate change. The Company believes the key elements of its strategy outlined in Item 1. Business of this Annual Report on Form 10-K will allow the Company to respond timely to these factors.
Recent Trends
The broader market dynamics over the past two years, which has included the residual impact of COVID-19, have resulted in impacts to the Company, including material cost inflation, labor availability issues and logistics costs increases. The Company has also been impacted from supply constraints for materials and commodities used in its operations and from solar panels shortages used by the Company's customers in conjunction with the goods and services the Company provides. In certain instances these constraints have resulted in project delays, cost inflation and logistical delays. The Company continues to work with its customers and suppliers in this dynamic environment to better align pricing, understand the existing and potential future impacts to the supply chain, and make efforts to mitigate such impacts. While certain of these pressures have subsided over the latter part of 2022, the Company expects that some of these dynamics will continue into 2023 and could continue to have an impact on demand, material costs, labor and logistics.
In early 2022, the U.S. Department of Commerce ("USDOC") was petitioned to investigate alleged circumvention of anti-dumping and countervailing duties on Chinese imports of solar panels produced in other countries in Southeast Asia. In March 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. In June 2022, the President of the United States issued an Executive Order to suspend any tariffs that result from this investigation for two years. In December 2022, the USDOC issued a preliminary report that identified occurrences of the alleged circumvention against specific solar panel manufacturers, but also cleared other manufacturers. No retroactive tariffs or penalties are expected against the former group. The original complainant is expected to appeal these USDOC findings and decisions, including pursuit of a temporary restraining order.
In June 2022, the Uyghur Forced Labor Prevention Act ("UFLPA") was enacted. The UFLPA requires traceability of components of imported goods to validate that the components are not sourced from areas in the Xinjiang region of China. There are reports that solar panels continue to be held at U.S. customs until the importer is able to prove where they have been sourced. It is the Company's understanding that these panels are starting to be released by U.S. customs, however, progress is slow and a significant backlog of panels continue to await review and release..
As the timing and progress of many of the Company's customers’ projects depend upon the supply of solar panels, the Company's operating results have been and could be further impacted by these actions. The Company continues to work with customers who are assessing their ability to source panels needed to complete projects.
On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law. Among other things, the IRA provides for Investment Tax Credits ("ITC") for renewable energy. The IRA provides a 30% ITC for projects started prior to the guidance issued by the Department of the Treasury and published in the Federal Register on November 30, 2022, regarding new wage and apprenticeship standards. Sixty days after the issuance of such guidance, January 29, 2023, the base ITC will be 6%, with an additional 24% available if the new labor standards are met or the project is less than one megawatt. The IRA also provides the option to earn an additional 10% credit for domestic content, and separately, an additional 10% credit for siting a project in an “energy community.” Lastly, there are Manufacturers Tax Credits available to suppliers of certain, specific solar tracker components, including mechanical parts and battery storage, that are made in the U.S. The Company expects the ITC to accrue to its downstream customers, solar investors, and expect Manufacturers Tax Credits to accrue to the Company's upstream suppliers. The Company anticipates that these tax credits will provide stability for the industry and should reduce policy driven demand swings for the Company's products. As provided for in the issued guidance relative to prevailing wage and sourcing provisions, the Company intends to work with its customers to maximize the tax credits available to them.
The Company enters 2023 with solid operating momentum and a plan to deliver full year growth, margin expansion, and strong cash performance for the year, as it anticipates 2023 will continue to be a fluid external environment as the Residential market is expected to return to normal demand seasonality, panel supply for the solar industry is expected to improve in the second half of the year, and Agtech projects for produce growing are expected to be finalized.
Operating Performance Measures
The Company uses certain operating performance measures, specifically consolidated gross margin, operating margin by segment and consolidated operating margin, to manage its businesses, set operational goals, and establish performance targets for incentive compensation for its employees. The Company defines consolidated gross margin as a percentage of total consolidated gross profit to total consolidated net sales. The Company defines operating margin by segment as a percentage of total income from operations by segment to total net sales by segment and consolidated operating margin as a percentage of total consolidated income from operations to total consolidated net sales. The Company believes gross margin and operating margin may be useful to investors in evaluating the profitability of its segments and the Company on a consolidated basis.
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For a discussion of the Company's results of operations for the year ended December 31, 2021 and for a comparison of such results of operations for the year ended December 31, 2020 results please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on February 23, 2022.
The following table sets forth selected results of operations data (in thousands) and its percentages of net sales for the years ended December 31:

	2022		2021
Net sales	$1,389,966	100.0%	$1,339,783	100.0%
Cost of sales	1,071,272	77.1%	1,049,772	78.4%
Gross profit	318,694	22.9%	290,011	21.6%
Selling, general, and administrative expense	188,592	13.5%	184,723	13.8%
Intangible asset impairment	—	—%	8,300	0.6%
Income from operations	130,102	9.4%	96,988	7.2%
Interest expense	4,047	0.3%	1,639	0.1%
Other expense (income)	14,565	1.1%	(4,213)	(0.3)%
Income before taxes	111,490	8.0%	99,562	7.4%
Provision for income taxes	29,084	2.1%	25,046	1.8%
Income from continuing operations	82,406	5.9%	74,516	5.6%
Income from discontinued operations	—	—%	1,113	0.1%
Net income	$82,406	5.9%	$75,629	5.6%

The following table sets forth the Company’s net sales by reportable segment for the years ended December 31 (in thousands):

				Impact of
	2022	2021	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$377,567	$432,096	$(54,529)	$—	$—	$(54,529)
Residential	767,248	635,505	131,743	26,449	—	105,294
Agtech	168,868	199,161	(30,293)	—	(12,488)	(17,805)
Infrastructure	76,283	73,021	3,262	—	—	3,262
Consolidated	$1,389,966	$1,339,783	$50,183	$26,449	$(12,488)	$36,222
Consolidated net sales increased from 2021 by $50.2 million, or 3.7%, to $1.4 billion for 2022 compared to 2021. The 3.7% increase in revenue was driven by a 2.7% or $36.2 million increase from organic revenue, the result of an 11% increase in pricing to customers partially offset by a net volume decline of 10%, and a 2.0% or $26.4 million increase generated from the current year acquisition of QAP in the Residential segment. Partially offsetting these increases was a decline of 0.9% or $12.5 million from the Company's processing business which was reclassified as held-for-sale as of March 31, 2022; the results of which will continue to be reported in the Company's consolidated operating results from continuing operations until the sale of the business is completed.
The organic revenue growth in the Residential segment, largely driven by price management and participation gains, and the Infrastructure segment revenue growth more than offset volume declines in both the Renewables and Agtech segments, which were primarily impacted by project delays. Consolidated backlog decreased 12% to $301 million down from $344 million at the end of the prior year.
Net sales in the Renewables segment decreased 12.6%, or $54.5 million, to $377.6 million in 2022 compared to $432.1 million in 2021. Revenue decreased by 12.6% from the prior year as the market demand for solar panel installation continues to be impacted by the UFLPA, which was implemented in June 2022, along with the impact of the Department of Commerce's preliminary ruling on its solar panel AD/CVD anti-circumvention investigation, which has impacted scheduling of projects. As a result, backlog decreased 17% from the prior year for this segment, however, given the current conversations with the Company's customers and expected continued progress on the part of panel importers, the Company expects backlog to improve once there is better understanding of documentary compliance requirements relative to the UFLPA.
Net sales in the Residential segment increased 20.7%, or $131.7 million, to $767.2 million in 2022 compared to $635.5 million in 2021. The increase from the prior year was the result of continued pricing actions to better align price to inputs costs resulting from inflation, along with participation gains and strong market demand. Sales generated by QAP, acquired in the third quarter of 2022, also contributed $26.4 million to the increase in the current year.
Net sales in the Agtech segment decreased 15.2%, or $30.3 million, to $168.9 million in 2022 compared to $199.2 million in 2021. Excluding the impact of the processing equipment business which has been classified as held-for-sale as of March 31, 2022, revenue declined $17.8 million due to project delays in the Company's produce and cannabis businesses, the result of continued rescheduling and re-scoping of projects. Partially offsetting the decrease was growth in the Company's commercial greenhouse business. While quote activity remains robust, order backlog was also impacted by continued rescheduling and re-scoping of projects and decreased 13% year over year.
Net sales in the Infrastructure segment increased 4.5%, or $3.3 million, to $76.3 million in 2022 compared to $73.0 million in 2021. The increase in revenue was driven by growth in demand for fabricated products. Strong bidding activity resulted in a 23% increase in backlog from the prior year. Management expects continued positive impact from the increased infrastructure spending related to the Infrastructure Investment and Jobs Acts in 2023.
The Company's consolidated gross margin increased to 22.9% for 2022 compared to 21.6% for 2021. This increase was primarily the result of favorable price/cost management along with favorable product and service revenue mix, along with improved operating execution from 80/20 and lean enterprise initiatives and participation gains in the Residential segment. These actions more than offset the impacts of supply chain challenges and severe weather which the Company experienced in the early part of 2022, that resulted in increased costs due to disruptions in project timing in the Renewables and Agtech segments.
Selling, general, and administrative ("SG&A") expenses increased by $3.9 million, or 2.1%, to $188.6 million for 2022 from $184.7 million for 2021. The $3.9 million increase was primarily due to incremental SG&A expenses recorded for the recent acquisition of QAP along with higher expenses associated with investments in the Company's organization to drive performance, including investing in the Company's ERP systems to simplify and digitize its businesses. This increase was partially offset by lower performance-based compensation expense for equity-based awards in the Company's deferred compensation plan that are valued based on its 200-day average stock price, as compared to the prior year. Despite the above increases, SG&A expenses as a percentage of net sales decreased to 13.5% for 2022 compared to 13.8% for 2021.
During 2021, the Company recognized intangible asset impairment charges of $8.3 million. The impairment was the result of a rebranding initiative in 2021 that resulted in the discontinuation of certain indefinite-lived trademarks in the Agtech segment.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the years ended December 31 (in thousands):

						Impact of
	2022		2021		Total Change	Portfolio Management	Ongoing Operations
Income from operations:
Renewables	$25,243	6.7%	$20,158	4.7%	$5,085	$—	$5,085
Residential	126,458	16.5%	105,821	16.7%	20,637	—	20,637
Agtech	2,914	1.7%	(931)	(0.5)%	3,845	5,070	(1,225)
Infrastructure	9,003	11.8%	8,911	12.2%	92	—	92
Unallocated Corporate Expenses	(33,516)	(2.4)%	(36,971)	(2.8)%	3,455	—	3,455
Consolidated income from operations	$130,102	9.4%	$96,988	7.2%	$33,114	$5,070	$28,044
The Renewables segment generated an operating margin of 6.7% in 2022 compared to 4.7% in 2021. The increase in operating margin was the combined result of costs incurred in the prior year related to backlog amortization and integration costs from recent acquisitions not recurring in 2022. Improved project management along with favorable alignment of material costs to customer selling prices and field operations efficiencies beginning in May and sustained through to the end of 2022 also contributed to the increase.
The Residential segment operating margin slightly decreased to 16.5% in 2022 from 16.7% in 2021. The decrease in operating margin was the result of the expected lower margins generated by QAP as the Company continues to integrate them operationally, partially offset by the benefit of improved alignment of price actions and input costs, along with continued solid execution resulting from 80/20 productivity initiatives.
The Agtech segment generated an operating margin of 1.7% in 2022 compared to (0.5)% in 2021. Excluding the impact of both a prior year $8.3 million impairment charge for an indefinite lived trademark that was discontinued as a result of a rebranding initiative in 2021, and the impact of the Processing business which has been classified as held for sale as of March 31, 2022, operating margin for the current year was essentially flat as compared to the prior year.
The Infrastructure segment operating margin decreased to 11.8% in 2022 compared to 12.2% in 2021. The margin declined from the prior year due to the impact of plate steel inflation on fixed price contracts in the earlier part of the year largely offset by improving operating execution.
Unallocated corporate expenses decreased $3.5 million, or 9.3%, for 2022 from $37.0 million for 2021 to $33.5 million for 2022. The decrease in expense was largely the result of lower performance-based compensation expense related to equity-based awards in the Company's deferred compensation plan that are valued based on its 200-day average stock price as compared to the prior year.
Interest expense increased $2.4 million to $4.0 million for 2022 from $1.6 million for 2021. The increase in expense was primarily due to higher outstanding balances on the Company's revolving credit facility during the current year along with higher interest rates compared to the prior year. The outstanding balances on the Company's revolving credit facility were $91.0 million and $23.8 million as of December 31, 2022, and 2021, respectively.
The Company recorded other expense of $14.6 million in 2022, compared to other income of $4.2 million in 2021. In 2022, the Company recorded a $14.0 valuation allowance related to the write-down of the processing business to estimated fair market value, which has been classified as held-for-sale as of March 31, 2022. In 2021, the Company recognized a $4.7 million gain on the sale of securities received from the sellers of Thermo Energy Systems, Inc. to settle indemnification claims recorded in the prior year.
The Company recognized a provision for income taxes of $29.1 million, an effective tax rate of 26.1%, for 2022 compared with a provision for income taxes of $25.0 million, an effective tax rate of 25.2%, for 2021. The effective tax rates for 2022 and 2021 exceeded the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by an excess tax benefit on stock-based compensation.
Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$17,608	$12,849
Availability on revolving credit facility	304,505	369,305
	$322,113	$382,154
Sources of Liquidity
The Company's sources of liquidity are comprised of cash on hand and available borrowing capacity provided under the Company's Credit Agreement (the "Credit Agreement"), entered into on December 8, 2022. This Credit Agreement replaced and paid off all amounts owed under the Sixth Amended and Restated Credit Agreement dated as of January 24, 2019. The Credit Agreement maintains similar capacity as the prior agreement in which it provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Company believes that these sources provide the Company with ample liquidity and capital resources to invest in operational excellence, growth initiatives and the development of the organization.
The Company has been able to weather the economic impacts of the broader market dynamics, including the inflationary cost environment, while continuing to make investments that support the Company's strategy. The Company continues to remain focused on managing its working capital, closely monitoring customer credit and collection activities, and working to extend payment terms with its vendors. The Company believes its liquidity, together with the cash expected to be generated from operations, should be sufficient to fund working capital needs and growth initiatives for the foreseeable future.
The Company uses the Credit Agreement to provide liquidity and capital resources primarily for the Company's U.S. operations. Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of December 31, 2022 and 2021, the Company's foreign subsidiaries held $15.2 million and $11.3 million of cash, respectively.
Outstanding balances on the Company's revolving credit facility under the Company's Credit Agreement accrue interest at a rate, at the Company's option, equal to the applicable margin plus (a) a base rate, (b) a daily simple secured overnight financing rate ("SOFR"), (c) a term SOFR rate, or (d) for certain foreign currencies, a foreign currency rate. See Note 9 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K for further information on the Company’s Credit Agreement.

Uses of Cash / Cash Requirements
The Company's material short-term cash requirements primarily include accounts payable, certain employee and retiree benefit-related obligations, operating lease obligations, interest payments on outstanding debt, repayments of borrowing on its revolving credit facility, capital expenditures, and other purchase obligations originating in the normal course of business for inventory purchase orders and contractual service agreements. The Company's principal capital requirements are to fund its operations' working capital and capital improvements, as well as provide capital for acquisitions and to strategically allocate capital through repurchases of Company stock. The Company will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate its business. The Company intends to fund its cash requirements through cash generated from operations and, as necessary, from the availability on its revolving credit facility. See Notes 8, 10, 12, 18 and 20 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K for further detail on the Company's accrued expenses, employee and retiree benefit-related obligations, operating lease obligations and historical capital expenditures.
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of December 31, 2022, the Company has repurchased 1,997,366 shares for an aggregate price of $85.9 million under this repurchase program.
During 2020, the Company opted to defer remittance of the employer portion of Social Security tax as provided in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), which allowed the Company to retain $4.4 million in cash during 2020 that would have otherwise been remitted to the federal government. The deferred tax payments were required to be repaid in two installments occurring near the end of each year 2021 and 2022, of which $1.9 million was repaid in 2021 and the remaining $2.5 million was repaid in 2022.
Over the long-term, the Company expects that future investments, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under the Credit Agreement, new debt financing, the issuance of equity securities, or any combination of the aforementioned. The $52.1 million preliminary purchase price for the acquisition of QAP was financed primarily through borrowing on the Company's revolving credit facility. Additional cash payments may be required for customary adjustments as provided for in the membership interest purchase agreement. All potential acquisitions are evaluated based on the Company's acquisition strategy, which includes the enhancement of the Company's existing products, operations, and/or capabilities, as well as expanding the Company's access to new products, markets, and customers, with the goal of creating compounding and sustainable stockholder value.
These expectations are forward-looking statements based upon currently available information and may change if conditions in the credit and equity markets deteriorate or other circumstances change. To the extent that operating cash flows are lower than current levels, or sources of financing are not available or not available at acceptable terms, the Company's future liquidity may be adversely affected.
Cash Flows
The following table sets forth selected cash flow data for the years ended December 31 (in thousands):

	2022	2021
Cash provided by (used in):
Operating activities of continuing operations	$102,691	$25,072
Investing activities of continuing operations	(71,683)	24,714
Financing activities of continuing operations	(25,007)	(66,612)
Discontinued operations	—	(2,178)
Effect of exchange rate changes	(1,242)	(201)
Net increase (decrease) in cash and cash equivalents	$4,759	$(19,205)

Operating Activities
Net cash provided by operating activities of continuing operations for 2022 of $102.7 million consisted of income from continuing operations of $82.4 million, non-cash net charges totaling $58.6 million, which include depreciation, amortization, stock compensation, held for sale valuation allowance, provision for deferred income taxes and other non-cash charges, offset by a net investment in working capital and other net assets of $38.3 million. The net investment in working capital was largely the result of the timing and the settlement of payables in the current year related to inventory received in the prior year. Further, offsetting the impact of the decline in payables, the Company also reduced its investment in inventory as supply chain challenges subsided in the current year and the Company was able to better align inventory levels with lower sales volumes. The decrease in accounts receivable as a result of lower sales volume in the fourth quarter of 2022 compared to the fourth quarter of 2021 also partially offset the investment in working capital.
Net cash provided by operating activities of continuing operations for 2021 of $25.1 million consisted of income from continuing operations of $74.5 million, non-cash net charges totaling $54.6 million, which include depreciation, amortization, intangible asset impairment, stock compensation, and other non-cash charges, offset by a net investment in working capital and other net assets of $104.0 million. The investment in working capital and other net assets was largely due to increases in inventory and accounts payable due to higher inventory input costs, such as raw materials and freight, and provisioning for potential supply chain disruptions, along with increases in accounts receivable due to the timing of invoicing project-based customers, partially offset by a decrease in accrued expenses.
Investing Activities
Net cash used in investing activities of continuing operations for 2022 of $71.7 million consisted of net cash paid of $51.6 million for the acquisition of Quality Aluminum Products in the third quarter of 2022 and capital expenditures of $20.1 million.
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
Financing Activities
Net cash used in financing activities for 2022 of $25.0 million consisted of $89.5 million of common stock repurchases, $2.0 million payment of debt issuance costs, offset by net proceeds from borrowings of $66.5 million. Shares repurchases of 1,997,366 shares repurchased under the Company's authorized share repurchase program totaled $85.1 million with the balance repurchased of $4.4 million of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans. Net proceeds from borrowings consisted of $204.5 million in proceeds from borrowing on the Company's long-term credit facility, offset by $138.0 million in payments on long-term debt.
Net cash used in financing activities for 2021 of $66.6 million consisted of $120.6 million in payments on long-term debt and $6.5 million of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans, offset by $59.5 million in proceeds from borrowing on the Company's long-term credit facility and $1.0 million from the issuance of common stock from stock option exercises during the year.
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
•revenue recognition on contracts with customers;
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
Revenue Recognition on Contracts with Customers
The vast majority of the Company's sales contracts are for standard products with revenue recognized at the point in time the Company transfer control to the customer. The point in time the Company transfers control is based on when the Company determines the customer has legal title, significant risks and rewards of ownership of the asset, and the Company has a present right to payment for the product. However, revenue representing 40%, 47% and 40% of the Company's 2022, 2021 and 2020 consolidated net sales, respectively, was recognized over time under the cost-to-cost method as the Company satisfied its performance obligations. This method of revenue recognition pertains to activities within the Renewables, Agtech, and Infrastructure segments.
Revenue recognized on contracts over time using the cost-to-cost method for measuring progress is recognized as work progresses toward completion based on the ratio of cumulative costs incurred to date to estimated total contract costs at completion. Revenues are recognized proportionally as costs are incurred under this method. Estimates of the total costs at completion for the performance obligations involve subjective judgment and estimation to determine total costs expected to be incurred by the time the performance obligation has been completed and accepted by the customer. The estimates of total costs to be incurred at completion of each contract are sensitive to significant judgments and assumptions, such as the expected costs to complete installation, which are affected by customer site-specific conditions as well as availability and cost of third-party contractors to complete the installation process. These estimates, judgments and assumptions impact the timing and amount of net sales and cost of sales recognized on in-progress performance obligations with customers. The Company continuously review its estimates and the progress and performance of the performance obligation for substantially all contracts that the Company recognizes revenue over time under the cost-to-cost method. Any adjustments or changes in these estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. A significant change in an estimate on one or more contracts could have a material effect on the Company's results of operations.
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
Accounting for Acquired Assets and Liabilities Assumed in a Business Combination
When the Company acquires a business, the Company allocates the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. The Company records any premium over the fair value of net assets acquired as goodwill. Significant judgment is necessary to determine the fair value of the purchase price. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. The way the Company characterizes the assets has important implications, as long-lived assets with definitive lives, for example, are depreciated or amortized, whereas goodwill is tested annually for impairment, as explained above.
With respect to determining the fair value of assets, the most subjective estimates involve valuations of long-lived assets, such as identified intangible assets and property, plant, and equipment. The Company uses all available information to make these fair value determinations and engage independent valuation specialists to assist in the fair value determination of the acquired long-lived assets. The fair values of long-lived assets are determined using valuation techniques that use discounted cash flow methods, independent market appraisals, and other acceptable valuation techniques. The significant assumptions used to estimate the value of the intangible assets included discount rates, customer attrition, and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and operating profit margin). The significant assumptions related to estimating the fair value of the intangible assets above are forward looking and could be affected by future economic market conditions.
Goodwill and Other Indefinite-lived Intangible Asset Impairment Testing
The Company's goodwill and indefinite-lived intangible asset balances of $512.4 million and $55.5 million, respectively, which in aggregate represent 46% of total assets as of December 31, 2022, are subject to impairment testing. The Company test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. Indicators of impairment could include a significant long-term adverse change in business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.
The Company test goodwill for impairment at the reporting unit level. The Company identifies the Company's reporting units by assessing whether the components of the Company constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. The Company has eight reporting units, all of which have goodwill. The Company test its indefinite-lived intangible assets for impairment by comparing the fair value of the indefinite-lived intangible asset, determined using a discounted cash flow model, with its carrying amount.
During interim periods, the Company evaluates the potential for goodwill and indefinite-lived intangible asset impairment using a qualitative assessment by considering factors such as, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy, changes in key personnel, and overall financial performance. Upon completing this assessment, if it is determined that it is more likely than not that the fair value is less than its carrying value, the Company proceeds to a quantitative impairment test. During the interim periods of 2022, the Company concluded that no indicators of impairment existed at interim dates and did not perform any quantitative interim impairment tests related to goodwill and indefinite-lived intangible assets.
The Company conducts its annual impairment test on all eight reporting units as of October 31, during which the Company test goodwill and other indefinite-lived intangible assets for impairment. On an annual basis, the quantitative goodwill impairment test consists of comparing the fair value of a reporting unit with the carrying amount of the reporting unit including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit. The assumptions used to determine the fair value of the Company's indefinite-lived intangible assets are consistent with the assumptions employed in the determination of the fair values of the Company's reporting units. An impairment loss would be recognized for the carrying amount in excess of its fair value. The fair values of the impaired trademarks were determined using an income approach consisting of the relief-from-royalty method.
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
As a result of the Company's quantitative testing, none of the reporting units as of the Company's testing date had carrying values in excess of their fair values, nor were any of the reporting units "at-risk" of impairment. The Company quantitatively defines "at risk" as a percentage of the excess of the reporting unit's fair value over its carrying amount that is less than 10%. An "at risk" reporting unit qualitatively represents a reporting unit with a higher degree of uncertainty of the reporting unit's ability to meet its forecasted cash flows based upon revenue growth rate and operating margin assumptions relied upon in the estimation of its fair value.
There were no impairment charges against goodwill recorded during the years ended December 31, 2022, 2021, and 2020.

The Company did not recognize any impairment charges on its indefinite-lived intangible assets in 2022 and 2020. During 2021, the Company recognized $8.3 million of impairment charges on its indefinite-lived intangible assets, due to a rebranding initiative resulting in the discontinuation of two indefinite-lived trademarks in the Agtech segment.
Recent Accounting Pronouncements
New accounting pronouncements are issued periodically that affect the Company's current and future operations. See Note 1 to the Company's consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information on recent accounting pronouncements in accordance with U.S. generally accepted accounting principles.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its long-term debt and foreign operations.
Raw Material Pricing Risk
The Company is subject to market risk exposure related to volatility in the price of the Company's principal raw materials of steel, aluminum and resins, which are cyclical in nature and have been historically volatile. Exposure to commodity price fluctuations are generally managed through alignment of the Company's materials costs with pricing to customers by passing increases in raw material costs through to customers and maintaining inventory levels not in excess of the Company's production requirements. The Company may experience unfavorable cost-price alignment if increases in these raw material costs cannot be partially or fully passed on to customers, or if the timing of price increases lags behind the raw material cost increases. The Company cannot accurately calculate the pre-tax impact a one percent change in the commodity costs would have on the Company's 2022 operating results as the change in commodity costs would both impact the cost to purchase materials and the selling prices the Company offers to customers. The impact to the Company's operating results would significantly depend on the competitive environment and the costs of other alternative products, which could impact the Company's ability to pass commodity costs to customers.
Interest Rate Risk
The Company currently utilizes variable interest rate debt to manage interest rate risk, and would consider utilizing fixed rate debt if borrowings were expected to be outstanding for an extended period of time. In order to manage interest rate risk, the Company will continue to monitor changes in its debt levels and access to capital ensuring interest rate risk is appropriately managed. At December 31, 2022, the Company's available variable rate debt consisted of borrowings under the Company's Credit Agreement, of which $91 million was outstanding on the revolving credit facility as of December 31, 2022 and was the only debt outstanding at year end. Effective December 8, 2022, borrowings under the revolving credit facility bore interest at a variable interest rate based upon, at the Company's option, at a rate equal to an additional margin plus (a) a base rate, (b) a daily simple SOFR rate, (c) a term SOFR rate or (d) for certain foreign currencies, a foreign current rate. Prior to December 8, 2022, borrowings under the revolving credit facility under the Company's Sixth Amended and Restated Credit Agreement bore interest at a variable interest rate based upon the LIBOR plus an additional margin. A hypothetical 1% increase or decrease in interest rates would have changed the Company's 2022 interest expense by $0.8 million.
Foreign Exchange Risk
The Company has foreign exchange risk due to the Company's international operations, primarily in Canada and Asia, and through sales to and purchases from foreign customers and vendors. Changes in the values of currencies of foreign countries affect the Company's financial position and cash flows when translated into U.S. dollars. The Company principally manages its exposures to many of these foreign exchange rate risks solely through management of its core business activities. The Company cannot accurately calculate the pre-tax impact that a one percent change in the exchange rates of foreign currencies would have on the Company's 2022 operating results as the changes in exchange rates would impact the cost of materials, the U.S. dollar revenue equivalents, and potentially the prices offered to overseas customers.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gibraltar Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gibraltar Industries, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition on Contracts
Description of the Matter
During the year ended December 31, 2022, the amount of revenue recognized over time was $555 million. As discussed in Note 1 to the consolidated financial statements, the Company’s revenue on contracts is accounted for based on the cost-to-cost input measure of progress, whereby the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

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

Boston, Massachusetts
February 22, 2023

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net sales	$1,389,966	$1,339,783	$1,032,578
Cost of sales	1,071,272	1,049,772	776,235
Gross profit	318,694	290,011	256,343
Selling, general, and administrative expense	188,592	184,723	149,153
Intangible asset impairment	—	8,300	—
Income from operations	130,102	96,988	107,190
Interest expense, net	4,047	1,639	703
Other expense (income)	14,565	(4,213)	(1,272)
Income before taxes	111,490	99,562	107,759
Provision for income taxes	29,084	25,046	24,468
Income from continuing operations	82,406	74,516	83,291
Discontinued operations:
Income (loss) before taxes	—	1,479	(16,602)
Provision for income taxes	—	366	2,123
Income (loss) from discontinued operations	—	1,113	(18,725)
Net income	$82,406	$75,629	$64,566
Net earnings per share – Basic:
Income from continuing operations	$2.57	$2.27	$2.55
Income (loss) from discontinued operations	—	0.03	(0.57)
Net income	$2.57	$2.30	$1.98
Weighted average shares outstanding – Basic	32,096	32,873	32,664
Net earnings per share – Diluted:
Income from continuing operations	$2.56	$2.25	$2.53
Income (loss) from discontinued operations	—	0.04	(0.57)
Net income	$2.56	$2.29	$1.96
Weighted average shares outstanding – Diluted	32,192	33,054	32,918

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$82,406	$75,629	$64,566
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,022)	2,512	3,301
Adjustment to post-retirement benefit liability, net of tax	1,403	136	(371)
Other comprehensive (loss) income	(3,619)	2,648	2,930
Total comprehensive income	$78,787	$78,277	$67,496

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,608	$12,849
Accounts receivable, net of allowance of $3,746 and $3,738, respectively	217,156	236,444
Inventories, net	170,360	176,207
Prepaid expenses and other current assets	18,813	21,467
Total current assets	423,937	446,967
Property, plant, and equipment, net	109,584	96,885
Operating lease assets	26,502	18,120
Goodwill	512,363	510,942
Acquired intangibles	137,526	141,504
Other assets	701	483
	$1,210,613	$1,214,901
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,582	$172,286
Accrued expenses	73,721	67,993
Billings in excess of cost	35,017	46,711
Total current liabilities	215,320	286,990
Long-term debt	88,762	23,781
Deferred income taxes	47,088	40,278
Non-current operating lease liabilities	19,041	11,390
Other non-current liabilities	18,303	27,204
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,060 and 33,799 shares issued and outstanding in 2022 and 2021	340	338
Additional paid-in capital	322,873	314,541
Retained earnings	627,978	545,572
Accumulated other comprehensive (loss) income	(3,432)	187
Cost of 3,199 and 1,107 common shares held in treasury in 2022 and 2021	(125,660)	(35,380)
Total stockholders’ equity	822,099	825,258
	$1,210,613	$1,214,901

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$82,406	$75,629	$64,566
Income (loss) from discontinued operations	—	1,113	(18,725)
Income from continuing operations	82,406	74,516	83,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,167	31,966	20,915
Intangible asset impairment	—	8,300	—
Held for sale valuation allowance	13,990	—	—
Stock compensation expense	8,334	8,652	8,173
Exit activity costs, non-cash	2,276	1,193	493
Provision for deferred income taxes	6,337	2,968	3,786
Other, net	1,506	1,570	63
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	32,754	(41,887)	2,277
Inventories	14,377	(85,763)	(5,719)
Other current assets and other assets	2,062	(426)	5,467
Accounts payable	(76,260)	38,367	(1,160)
Accrued expenses and other non-current liabilities	(11,258)	(14,384)	(44,570)
Net cash provided by operating activities of continuing operations	102,691	25,072	73,016
Net cash (used in) provided by operating activities of discontinued operations	—	(2,002)	16,088
Net cash provided by operating activities	102,691	23,070	89,104
Cash Flows from Investing Activities
Purchases of property, plant, and equipment, net	(20,062)	(17,491)	(12,991)
Acquisitions, net of cash acquired	(51,621)	4,143	(313,686)
Net proceeds from sale of business	—	38,062	2,000
Net cash (used in) provided by investing activities of continuing operations	(71,683)	24,714	(324,677)
Net cash used in investing activities of discontinued operations	—	(176)	(2,033)
Net cash (used in) provided by investing activities	(71,683)	24,538	(326,710)
Cash Flows from Financing Activities
Long-term debt payments	(138,000)	(120,636)	—
Proceeds from long-term debt	204,500	59,500	85,000
Payment of debt issuance costs	(2,013)	—	—
Purchase of common stock at market prices	(89,494)	(6,497)	(6,656)
Net proceeds from issuance of common stock	—	1,021	1,119
Net cash (used in) provided by financing activities	(25,007)	(66,612)	79,463
Effect of exchange rate changes on cash	(1,242)	(201)	(1,166)
Net increase (decrease) in cash and cash equivalents	4,759	(19,205)	(159,309)
Cash and cash equivalents at beginning of year	12,849	32,054	191,363
Cash and cash equivalents at end of year	$17,608	$12,849	$32,054
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	33,192	$332	$295,582	$405,668	$(5,391)	906	$(22,227)	$673,964
Net income	—	—	—	64,566	—	—	—	64,566
Foreign currency translation adjustment	—	—	—	—	3,301	—	—	3,301
Minimum post retirement benefit plan adjustments, net of taxes of $116	—	—	—	—	(371)	—	—	(371)
Stock compensation expense	—	—	8,173	—	—	—	—	8,173
Cumulative effect of accounting change	—	—	—	(291)	—	—	—	(291)
Net settlement of restricted stock units	296	4	(4)	—	—	122	(6,656)	(6,656)
Awards of common stock	4	—	—	—	—	—	—	—
Stock options exercised	76	—	1,119	—	—	—	—	1,119
Balance at December 31, 2020	33,568	$336	$304,870	$469,943	$(2,461)	1,028	$(28,883)	$743,805
Net income	—	—	—	75,629	—	—	—	75,629
Foreign currency translation adjustment	—	—	—	—	2,512	—	—	2,512
Minimum post retirement benefit plan adjustments, net of taxes of $43	—	—	—	—	136	—	—	136
Stock compensation expense	—	—	8,652	—	—	—	—	8,652
Net settlement of restricted stock units	192	2	(2)	—	—	79	(6,497)	(6,497)
Awards of common stock	3	—	—	—	—	—	—	—
Stock options exercised	36	—	1,021	—	—	—	—	1,021
Balance at December 31, 2021	33,799	$338	$314,541	$545,572	$187	1,107	$(35,380)	$825,258
Net income	—	—	—	82,406	—	—	—	82,406
Foreign currency translation adjustment	—	—	—	—	(5,022)	—	—	(5,022)
Minimum post retirement benefit plan adjustments, net of taxes of $449	—	—	—	—	1,403	—	—	1,403
Stock compensation expense	—	—	8,334	—	—	—	—	8,334
Net settlement of restricted stock units	245	2	(2)	—	—	95	(4,404)	(4,404)
Awards of common stock	16	—	—	—	—	—	—	—
Common stock repurchased under stock repurchase program	—	—	—	—	—	1,997	(85,876)	(85,876)
Balance at December 31, 2022	34,060	$340	$322,873	$627,978	$(3,432)	3,199	$(125,660)	$822,099

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
Use of estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates due to uncertainty in the current economic environment.
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
Performance obligations satisfied at a point in time and significant judgments
Revenue from contracts with customers is recognized when the Company transfers control of the promised product at a point in time, which is determined when the customer has legal title and the significant risks and rewards of ownership of the asset, and the Company has a present right to payment for the product. The Company allocates the transaction price, which is generally the quoted price per terms of the contract and the consideration the Company expects to receive, to each performance obligation. These products are generally sold with rights of return and these contracts may provide other credits or incentives, which are accounted for as variable consideration. Sales returns, allowances, and customer incentives, including rebates, are treated as reductions to the sales transaction price and based largely on an assessment of all information (i.e., historical, current and forecasted) that is reasonably available to the Company, and estimated at contract inception and updated at the end of each reporting period as additional information becomes available.
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
The Company regularly reviews the progress under the cost-to-cost method and any adjustments are recognized as necessary. Changes in estimates are recognized as they become known using the cumulative catch-up basis.
The Company also recognizes revenues from services contracts over time. The Company recognizes revenue over time during the term of the agreement as the customer is simultaneously receiving and consuming the benefits provided throughout the Company's performance. Therefore, due to control transferring over time, the Company recognizes revenue on a straight-line basis throughout the contract period.
Contract assets and contract liabilities
Contract assets primarily represents revenue recognized for performance obligations that have been satisfied but for which amounts receivable have not been billed. These are included as current assets and included within accounts receivable on the Company's consolidated balance sheets. Contract liabilities include payments received from customers in advance of the satisfaction of performance obligations for a contract. The Company does not consider contract advances to be significant financing components as the intent of these payments in advance are for reasons other than providing a significant financing benefit and are customary in the Company's industry. Unearned revenue relates to payments received in advance of performance under the contract and is recognized when the Company performs under the contract. Unearned revenue is presented within accrued expenses in the Company's consolidated balance sheets.
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

The following table summarizes activity recorded within the allowance for doubtful accounts and contract assets balances for the years ended December 31 (in thousands):

	2022	2021	2020
Beginning balance	$3,738	$3,529	$5,951
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings at January 1, 2020	—	—	385
Bad debt expense, net of recoveries	1,221	898	1,321
Accounts written off against allowance and other adjustments	(1,213)	(689)	(4,128)
Ending balance	$3,746	$3,738	$3,529
Concentrations of credit risk in accounts receivable are limited to those from significant customers that are believed to be financially sound. As of December 31, 2022 and 2021, the Company's most significant customer is a home improvement retailer. The home improvement retailer purchases from the Residential segment. Accounts receivable as a percentage of consolidated accounts receivable from the home improvement retailer was 14% as of December 31, 2022 and 2021. Net sales to the home improvement retailer as a percentage of consolidated net sales were 14%, 13%, and 14% during the years ended December 31, 2022, 2021 and 2020, respectively.
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
The table below sets forth the depreciation expense recognized during the years ended December 31 (in thousands):

	2022	2021	2020
Depreciation expense	$14,583	$13,110	$11,252
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
Goodwill and other intangible assets
The Company tests goodwill for impairment at the reporting unit level on an annual basis at October 31, or more frequently if an event occurs, or circumstances change, that indicate that the fair value of a reporting unit could be below its carrying value. The reporting units are at the component level, or one level below the operating segment level. Goodwill is assigned to each reporting unit as of the date the reporting unit is acquired.
The Company may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for some or all of the Company's selected reporting units. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of the Company's reporting units.
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
Impairment of long-lived assets
Long-lived assets, including acquired identifiable intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. In specific situations, when the Company has selected individual assets to be sold or scrapped, the Company obtains market value data for those specific assets and measures and records the impairment loss based on such data. Otherwise, the Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss by approximating fair value using acceptable valuation techniques, including discounted cash flow models and third-party appraisals. For additional disclosure on impairment of the Company's long-lived assets refer to Note 7 "Goodwill and Related Intangible Assets," Note 14 "Held for Sale and Discontinued Operations" and Note 15 "Exit Activity Costs and Asset Impairments."
Leases
The Company determines if an agreement is, or contains, a lease at the inception of the agreement. At lease commencement, the Company recognizes a right-of-use asset and a lease liability for leases with terms greater than twelve months. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on the Company's consolidated balance sheets. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company combines lease and non-lease components, such as common area maintenance costs, in calculating the related asset and lease liabilities for all underlying asset groups. Operating lease cost is included in income from operations and includes short-term leases and variable lease costs which are immaterial.
Deferred charges
Deferred charges associated with initial costs incurred to enter into new debt arrangements are included as a component of long-term debt and are amortized as a part of interest expense over the terms of the associated debt agreements.
Advertising
The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2022, 2021 and 2020, advertising and marketing costs were $10.9 million, $8.0 million, and $7.2 million, respectively.
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
Recent accounting pronouncements
The Company considers the applicability and impact of ASUs, and ASUs effective in or after 2022, respectively, were assessed and determined to be either not applicable, or had or are expected to have minimal impact on the Company's consolidated financial statements and related disclosures.

(2) ACCOUNTS RECEIVABLE, NET
Accounts receivable at December 31 consisted of the following (in thousands):

	2022	2021
Trade accounts receivable	$179,170	$185,745
Costs in excess of billings	41,732	54,437
Total accounts receivables	220,902	240,182
Less allowance for doubtful accounts	(3,746)	(3,738)
Accounts receivable, net	$217,156	$236,444
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
As of December 31, 2022, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less. Additionally, as of December 31, 2022 and 2021, there were no assets recognized related to incremental costs of obtaining a contract with a customer as the benefits of these costs are not expected to exceed one year.
Contract assets consist of costs in excess of billings presented within accounts receivable in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of cost, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets.

The following table presents the ending and beginning balances of costs in excess of billings, billings in excess of cost and unearned revenue, respectively, as of December 31 (in thousands):

	2022	2021	2020
Costs in excess of billings	41,732	$54,437	$26,915
Billings in excess of cost	(35,017)	(46,711)	(34,702)
Unearned revenue	(4,572)	(3,681)	(21,325)
Revenue recognized during the years ended December 31, 2022, 2021, and 2020 that was in contract liabilities at the beginning of the respective periods was $44.4 million, $53.0 million, and $57.8 million, respectively.
The decreases in costs in excess of billings and billings in excess of cost as of December 31, 2022 compared to December 31, 2021, respectively, were primarily due to decline in volume in the Renewables and Agtech segments in 2022 compared to 2021. The increase in costs in excess of billings as of December 31, 2021 compared to December 31, 2020 was primarily due to the timing of the Company's right to invoice customers for performance satisfied by the Company for significant contracts in the Renewables and Agtech segments near the end of 2021.

(4) INVENTORIES
Inventories at December 31 consisted of the following (in thousands):

	2022	2021
Raw material	$111,187	$135,558
Work-in-process	17,944	5,858
Finished goods	47,523	39,256
Gross inventory	176,654	180,672
Less reserves	(6,294)	(4,465)
Total inventories	$170,360	$176,207
The Company's gross inventory balances are reduced by reserves for excess, obsolete and slow moving inventory and estimates for determining net realizable value of the inventory that are reported on a net basis on the Company's consolidated balance sheets.
The following table summarizes activity recorded within the reserve for excess, obsolete and slow moving inventory for the years ended December 31 (in thousands):

	2022	2021	2020
Beginning balance	$4,400	$4,161	$3,463
Excess, obsolete and slow moving inventory expense	1,582	215	355
Scrapped inventory and other adjustments	197	24	343
Ending balance	$6,179	$4,400	$4,161

(5) PROPERTY, PLANT, AND EQUIPMENT
Components of property, plant, and equipment at December 31 consisted of the following (in thousands):

	2022	2021
Land and land improvements	$4,704	$4,634
Building and improvements	43,416	42,526
Machinery and equipment	223,843	194,015
Construction in progress	13,065	20,293
Property, plant, and equipment, gross	285,028	261,468
Less: accumulated depreciation	(175,444)	(164,583)
Property, plant, and equipment, net	$109,584	$96,885

(6) ACQUISITIONS

2022 Acquisitions
On August 22, 2022, the Company purchased all the issued and outstanding membership interests of Quality Aluminum Products ("QAP"), a manufacturer of aluminum and steel products including soffit, fascia, trim coil, rain carrying products and aluminum siding. The results of QAP have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential segment. The preliminary purchase consideration for the acquisition of QAP was $52.1 million, which includes a preliminary working capital adjustment and certain other adjustments provided for in the membership interest purchase agreement.
The purchase price for the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has commenced the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of acquisition. Due to the timing of the acquisition, the Company continues to gather information supporting the acquired assets and assumed liabilities. Accordingly, all amounts recorded are provisional. These provisional amounts are subject to change if new information is obtained concerning facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of acquisition. The final values may also result in changes to depreciation and amortization expense related to certain assets such as property, plant, and equipment and acquired intangible assets. The preliminary excess consideration was recorded as goodwill and approximated $3.6 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the domestic building products markets. The final purchase price allocation will be completed no later than the third quarter of fiscal year 2023.
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$1,018
Working capital	23,759
Property, plant, and equipment	8,486
Acquired intangible assets	14,700
Other assets	1,813
Other liabilities	(1,295)
Goodwill	3,604
Fair value of purchase consideration	$52,085

The intangible assets acquired in this acquisition consisted of the following as of the date of acquisition (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$2,800	Indefinite
Customer relationships	11,900	12 years
Total	$14,700
2020 Acquisitions
During the year ended December 31, 2020, the Company acquired five businesses in separate transactions, described further below, two of which are included within the Company's Renewables segment, two in the Company's Agtech segment, and one in the Company's Residential segment. The purchase consideration for each acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values.
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
The allocation of the TerraSmart purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$1,491
Working capital	5,569
Property, plant, and equipment	11,446
Acquired intangible assets	64,150
Other assets	1,854
Other liabilities	(1,640)
Goodwill	140,997
Fair value of purchase consideration	$223,867

The intangible assets acquired in the TerraSmart acquisition consisted of the following as of the date of acquisition (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$20,830	Indefinite
Technology	1,940	12 years
Customer relationships	35,110	12 years
Backlog	6,270	Less than 1 year
Total	$64,150
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

The allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed in the acquisitions of Sunfig, Architectural Mailboxes, Delta Separations and Thermo is as follows as of the respective date of the acquisition (in thousands):

Cash	$179
Working capital	(15,377)
Property, plant, and equipment	1,740
Acquired intangible assets	38,066
Other current assets	1,528
Other assets	2,381
Other liabilities	(5,576)
Goodwill	62,161
Fair value of purchase consideration	$85,102
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
The acquisition of QAP was financed primarily through borrowings under the Company's revolving credit facility. The acquisition of TerraSmart was financed through a combination of cash on hand and borrowings under the Company's revolving credit facility. The acquisitions of Sunfig, Architectural Mailboxes, Delta Separations, and Thermo were funded from cash on hand.
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
The acquisition-related costs consisted of the following for the years ended December 31 (in thousands):

	2022	2021	2020
Cost of sales	$1,427	$—	$634
Selling, general and administrative costs	545	949	3,230
Total acquisition related costs	$1,972	$949	$3,864

(7) GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31 were as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2020	$192,527	$205,452	$84,622	$31,678	$514,279
Adjustments to prior year acquisitions	(2,433)	—	323	—	(2,110)
Foreign currency translation	(1,414)	—	187	—	(1,227)
Balance at December 31, 2021	188,680	205,452	85,132	31,678	510,942
Acquired goodwill	—	3,604	—	—	3,604
Adjustment to prior year acquisition	904	—	—	—	904
Foreign currency translation	(1,554)	—	(1,533)	—	(3,087)
Balance at December 31, 2022	$188,030	$209,056	$83,599	$31,678	$512,363
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of December 31, 2022 and 2021, respectively. No goodwill impairment charges were recognized by the Company during 2022 or 2021.
Annual and Interim Impairment Testing
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 31 and at interim dates when indicators of impairment are present. In 2022, 2021 and 2020, no indicators of impairment were identified as of interim dates; therefore, no interim tests were performed.
During the October 31, 2022 impairment test, the Company conducted a quantitative analysis for all eight of the Company’s reporting units. The quantitative impairment test consists of comparing the fair value of a reporting unit with its carrying value including goodwill. The fair value of each reporting unit evaluated under the quantitative test was determined using two valuation techniques: an income approach and a market approach. Each valuation approach relies on significant assumptions including a weighted average cost of capital ("WACC") based upon the capital structure of market participants in the Company’s peer groups, projected revenue growth, forecasted cash flows, and earnings multiples based on the market value of the Company and market participants within its peer groups.
As a result of the Company's annual testing for 2022, 2021 and 2020, none of the reporting units with goodwill as of the testing date had carrying values in excess of their fair values.

Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$55,500	$—	$52,700	$—
Finite-lived intangible assets:
Trademarks	5,448	4,481	5,521	4,011
Unpatented technology	34,163	22,037	38,474	20,656
Customer relationships	115,125	46,557	108,591	39,832
Non-compete agreements	2,371	2,006	2,686	1,969
Backlog	—	—	7,200	7,200
	157,107	75,081	162,472	73,668
Total acquired intangible assets	$212,607	$75,081	$215,172	$73,668
The Company did not recognize impairment charges related to intangible assets during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recognized impairment charges of $8.3 million related to indefinite-lived trademark intangible assets due to a rebranding initiative that resulted in the discontinuation of certain indefinite-lived trademarks in the Company's Agtech segment.
The Company recognized amortization expense related to the definite-lived intangible assets. The following table summarizes amortization expense for the years ended December 31 (in thousands):

	2022	2021	2020
Amortization expense	$11,584	$18,856	$9,663
Amortization expense related to acquired intangible assets for the next five years ended December 31 is estimated as follows (in thousands):

	2023	2024	2025	2026	2027
Amortization expense	$11,102	$10,922	$10,782	$9,370	$7,728

(8) ACCRUED EXPENSES
Accrued expenses at December 31 consisted of the following (in thousands):

	2022	2021
Compensation	$17,010	$15,293
Customer rebates	16,768	15,253
Current operating lease liability	8,620	7,239
Insurance	6,440	7,310
Accrued warranties	6,251	5,686
Interest and taxes	5,696	5,463
Unearned revenue	4,572	3,681
Current portion of MSPP liabilities	2,267	2,947
Other	6,097	5,121
Total accrued expenses	$73,721	$67,993
Accrued expenses for insurance are primarily for general liability, workers’ compensation and employee healthcare policies for which the Company is self-insured up to certain per-occurrence and aggregate limits. The amounts accrued represent the Company's best estimates of the probable amount of claims to be paid. Differences between the amounts accrued and the amount that may be reasonably possible of payment are not material. Accrued expenses for unearned revenue primarily relate to up-front customer deposits received on contracts for goods and services to be provided by the Company as further discussed in Note 3 "Revenue." The current portion of Management Stock Purchase Plan liabilities ("MSPP liabilities") represents the Company's equity-based awards that are settled in cash, further described in Note 12 "Equity-Based Compensation."

(9) DEBT
Long-term debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Revolving credit facility	$91,000	$24,500
Less unamortized debt issuance costs	(2,238)	(719)
Total debt	$88,762	$23,781
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement"), and concurrently with entering into the Credit Agreement, the Company paid off all amounts owed under the Sixth Amended and Restated Credit Agreement dated as of January 24, 2019, and which was terminated without any prepayment penalties. The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of December 31, 2022, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
Interest rates on the revolving credit facility under the Credit Agreement bear interest, at the Company’s option, at a rate equal to the applicable margin plus (a) a base rate, (b) a daily simple secured overnight financing rate ("SOFR") rate, (c) a term SOFR rate or (d) for certain foreign currencies, a foreign currency rate, in each case subject to a 0% floor. Through March 31, 2023, the Credit Agreement has an initial applicable margin of 0.125% for base rate loans and 1.125% for SOFR and alternative currency loans. Thereafter, the applicable margin ranges from 0.125% to 1.00% for base rate loans and from 1.125% to 2.00% for SOFR and alternative currency loans based on the Company’s Total Net Leverage Ratio, as defined in the Credit Agreement. In addition, the Credit Agreement is subject to an annual commitment fee, payable quarterly, which is initially 0.20% of the daily average undrawn balance of the revolving credit facility and, from and after April 1, 2023, ranges between 0.20% and 0.25% of the daily average undrawn balance of the revolving credit facility based on the Company’s Total Net Leverage Ratio.
Borrowings under the Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. Capital distributions are subject to certain Total Net Leverage Ratio requirements and capped by an annual aggregate limit under the Credit Agreement.
On January 24, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement ("Senior Credit Agreement"), which amended and restated the Company’s Fifth Amended and Restated Credit Agreement dated December 9, 2015, and provided a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company had the ability to request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Senior Credit Agreement.
Interest rates on the revolving credit facility under the Senior Credit Agreement were based on LIBOR plus an additional margin that ranges from 1.125% to 2.00%. In addition, the revolving credit facility under the Senior Credit Agreement was subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance. The Senior Credit Agreement terminated on December 8, 2022.

Standby letters of credit of $4.5 million have been issued under the Credit Agreement to third parties on behalf of the Company as of December 31, 2022. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $304.5 million and $369.3 million of availability under the revolving credit facility as of December 31, 2022 and 2021, respectively.
Total cash paid for interest in the years ended December 31 was (in thousands):

	2022	2021	2020
Interest expense, net	$4,047	$1,639	$703
Interest income	174	269	276
Other non-cash adjustments	(679)	(345)	(345)
Cash paid for interest	$3,542	$1,563	$634

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
Total expense for all retirement plans for the years ended December 31 was (in thousands):

	2022	2021	2020
401(k) plan	$3,580	$3,196	$2,403
Multiemployer and other defined benefit and pension plans	79	78	70
Postretirement healthcare plan	342	411	351
Total retirement plan expense	$4,001	$3,685	$2,824
The Company's one multiemployer plan is underfunded and has a rehabilitation plan in place. The rehabilitation plan requires minimum contributions from the Company. Given the status of this plan, it is reasonably possible that future contributions to the plan will increase although the Company cannot reasonably estimate a possible range of increased contributions as of December 31, 2022.

The following table presents the changes in the accumulated postretirement benefit obligation related to the Company’s unfunded postretirement healthcare benefits at December 31 (in thousands):

	2022	2021
Projected benefit obligation at January 1	$6,202	$6,443
Interest cost	127	125
Plan amendments	—	162
Actuarial gain	(1,784)	(200)
Benefits paid, net of contributions	(316)	(328)
Projected benefit obligation at December 31	4,229	6,202
Fair value of plan assets	—	—
Under funded status	(4,229)	(6,202)
Unamortized prior service cost	352	412
Unrecognized actuarial (gain) loss	(278)	1,530
Net amount recognized	$(4,155)	$(4,260)
Amounts recognized in the consolidated financial statements consisted of (in thousands):

	2022	2021
Accrued postretirement benefit liability:
Current portion	$353	$358
Long term portion	3,876	5,844
Pre-tax accumulated other comprehensive loss – unamortized post-retirement healthcare costs	(74)	(1,942)
Net amount recognized	$4,155	$4,260
The measurement date used to determine postretirement benefit obligation measures was December 31.
Components of net periodic postretirement benefit cost charged to expense for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
Service cost	$—	$—	$10
Interest cost	127	125	172
Amortization of unrecognized prior service cost	60	44	44
Loss amortization (2)	24	113	64
Net periodic benefit cost	$211	$282	$290
Assumptions used to calculate the benefit obligation:
Discount rate	4.8%	2.4%	2.0%
Annual rate of increase in the per capita cost of:
Medical costs before age 65 (1)	7.8%	7.0%	7.0%
Medical costs after age 65 (1)	4.5%	4.5%	4.5%
Prescription drug costs (1)	7.8%	7.0%	7.0%
(1) For 2022, it was assumed that these rates would gradually decline to 4.0% by 2075. For 2021 and 2020, it was assumed that these rates would gradually decline to 3.8% by 2075.
(2) Actuarial losses are amortized utilizing the corridor approach. Differences between actual experience and the actuarial assumptions are reflected in (gain)/loss. If the total net (gain) or loss exceeds 10 percent of the greater of the accumulated postretirement benefit obligation or plan assets, this excess must be amortized over the average remaining service period of the active plan participants. If most of the plan participants are inactive, the amortization period is the expected future lifetime of inactive plan participants.

Expected benefit payments from the plan for the years ended December 31 are as follows (in thousands):

	2023	2024	2025	2026	2027	Years 2028 - 2032
Expected benefit payments	$353	$357	$369	$359	$355	$1,649

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign Currency Translation Adjustment	Minimum post retirement benefit plan adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(872)	$(2,426)	$(3,298)	$(837)	$(2,461)
Minimum post retirement benefit plan adjustments	—	179	179	43	136
Foreign currency translation adjustment	2,512	—	2,512	—	2,512
Balance at December 31, 2021	1,640	(2,247)	(607)	(794)	187
Minimum post retirement benefit plan adjustments	—	1,852	1,852	449	1,403
Foreign currency translation adjustment	(5,022)	—	(5,022)	—	(5,022)
Balance at December 31, 2022	$(3,382)	$(395)	$(3,777)	$(345)	$(3,432)
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

At December 31, 2022, approximately 326,000 and 80,000 shares were available for issuance under the 2018 Plan and 2015 Plan, respectively, as incentive stock options or other stock awards, and approximately 101,000 shares were available for issuance under the Non-Employee Directors Plan as awards of shares of the Company's common stock.
The Company recognized the following compensation expense in connection with awards that vested under the 2018 Plan, the 2015 Plan, the Prior Plan, and the Non-Employee Directors Plan along with the related tax benefits recognized during the years ended December 31 (in thousands):

	2022	2021	2020
Expense recognized under the Prior Plan	$19	$29	$40
Expense recognized under the 2015 Plan	1,617	1,186	1,932
Expense recognized under the 2018 Plan	5,928	6,597	5,441
Expense recognized under the Non-Employee Directors Plan	770	840	760
Total stock compensation expense	$8,334	$8,652	$8,173
Tax benefits recognized related to stock compensation expense	$2,175	$2,189	$2,272
Equity Based Awards - Settled in Stock
The following table provides the number of stock units and common stock granted during the years ended December 31, along with the weighted-average grant-date fair value of each award:

	2022		2021		2020
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Deferred stock units	2,460	$42.69	7,536	$83.58	12,402	$45.98
Common stock	15,652	$42.49	2,512	$83.58	4,134	$45.98
Restricted stock units	132,430	$43.92	72,243	$79.28	81,397	$56.81
Performance stock units (1)	108,464	$47.00	62,778	$87.84	160,426	$55.98
(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance or market conditions. The number of shares to be issued may vary between 0% and 200% of the number of PSUs granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on either the Company’s return on invested capital (“ROIC”) over a one-year period performance period or other criteria such as revenue, gross profit, and operating profit thresholds over a three-year performance period. The Company's PSUs with a market condition are based on the ranking of the Company’s total shareholder return (“TSR”) performance, on a percentile basis, over a three-year performance period compared to the S&P Small Cap Industrial sector, over the same three-year performance period.
Stock Options
No options were granted during the years ended December 31, 2022, 2021 and 2020. The Company determines the fair value of stock options granted based on the Black-Scholes option pricing model on the date of grant, and the expected stock volatility is based on volatility of the Company’s stock price using a historical period commensurate with the expected life of the options.

At December 31, 2022, the Company has one grant of options outstanding. The following table summarizes the Company's outstanding and exercisable options at December 31, 2022:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$39.55	5,000	4.26	$39.55	5,000	$39.55
The following table summarizes information about stock option transactions:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2020	117,409	$19.91
Exercised	(75,909)	14.73
Balance at December 31, 2020	41,500	$29.38
Exercised	(36,500)	27.99
Balance at December 31, 2021	5,000	$39.55
Exercised	—	—
Balance at December 31, 2022	5,000	$39.55	4.26	$31,650
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the $45.88 per share market price of the Company’s common stock as of December 31, 2022, which would have been received by the option holder had the option holder with an exercise price below the per share market price on December 31, 2022, exercised the options as of that date.
Stock Units and Common Stock
The following table summarizes information about non-vested restricted stock units and performance stock units (that will convert to shares upon vesting) and common stock:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Common Stock	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value	Deferred Stock Units (2)	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	204,584	$52.90	—	$—	363,474	$55.44	52,472	$43.99
Granted	132,430	$43.92	15,652	$42.49	108,464	$47.00	2,460	$42.69
Adjustments (1)	—	$—	—	$—	(65,209)	$82.75	—	$—
Vested	(83,714)	$45.77	(15,652)	$42.49	(145,153)	$41.28	(14,582)	$40.53
Forfeited	(17,930)	$59.62	—	$—	(50,208)	$61.51	—	$—
Balance at December 31, 2022	235,370	$49.87	—	$—	211,368	$50.96	40,350	$45.16
(1) The Company's PSU adjustments during 2022 represents (i) 55,959 shares for which the performance condition was not achieved and the PSUs were adjusted in the first quarter of 2022 to reflect zero PSU earned as the threshold level of achievement was not met based on the Company's actual ROIC achievement level for the performance period ended December 31, 2021 and (ii) 9,250 shares not earned that related to two separate PSU awards granted in 2019 and 2020 that the threshold level of achievement based on other performance criteria as defined in the respective awards over a two-year or three-year performance periods were not met for the performance periods ended December 31, 2021.
(2) Vested and issuable upon termination from service as a member of the Company's Board of Directors.

The fair value of the common stock, restricted stock units, and deferred stock units, as well as the performance stock units with a financial performance condition granted during the three years ended December 31, 2022 was based on the Company stock price at grant date of the award. The fair value of the performance stock units with a market condition granted during the three years ended December 31, 2022 were determined using a Monte Carlo simulation as of the grant date of the award. The Company granted performance units with a market condition during 2020; however, no such awards were granted in 2022 and 2021.
The following table sets forth the aggregate intrinsic value of options exercised and aggregate fair value of restricted stock units and restricted shares that vested during the years ended December 31 (in thousands):

	2022	2021	2020
Aggregate intrinsic value of options exercised	$—	$2,103	$3,812
Aggregate fair value of vested restricted stock units	$3,920	$6,320	$11,851
Aggregate fair value of vested common stock	$665	$370	$190
Aggregate fair value of vested performance stock units	$6,729	$9,080	$4,197
Aggregate fair value of vested deferred stock units	$105	$630	$570
As of December 31, 2022, there was $9.3 million of total unrecognized compensation cost related to non-vested restricted and performance stock units. That cost is expected to be recognized over a weighted average period of 2.3 years.
Equity Based Awards - Settled in Cash
Management Stock Purchase Plan
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
Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2022 were $15.4 million, of which $2.3 million was included in current accrued expenses and $13.1 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2021 were $22.6 million, of which $2.9 million was included in current accrued expenses and $19.7 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liability were $13.4 million and $20.7 million at December 31, 2022 and 2021, respectively.
The following table provides the number of restricted stock units credited to active participant accounts, balance of vested and unvested restricted stock units within active participant accounts, payments made with respect to restricted stock units issued under the MSPP, and MSPP expense during years ended December 31:

	2022	2021	2020
Restricted stock units credited	12,365	30,475	57,046
Restricted stock units balance, vested and unvested	158,644	223,892	231,343
Share-based liabilities paid (in thousands)	$3,689	$4,915	$15,401
MSPP (recovery) expense (in thousands)	$(4,459)	$6,034	$4,518

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
The Company had no financial assets or liabilities measured at fair value on a recurring basis and did not have any financial instruments for which carrying value differed from its fair value at December 31, 2022 and 2021. As of December 31, 2022, the Company had $91.0 million outstanding on its revolving credit facility under its Credit Agreement. The Company determined the carrying value of the outstanding balance on its revolving credit facility approximates fair value due to the variable market interest rate terms of the credit facility. The Company had $24.5 million outstanding on its revolving credit facility as of December 31, 2021.
The Company’s other financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable.  The carrying values for these financial instruments approximate fair value. The Company did not have any other material assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2022 and 2021.
Other non-recurring fair value measurements
The Company recorded impairment of property, plant and equipment during the years ended December 31, 2022 and 2020, and recognized impairment charges related to certain intangible assets during the year ended December 31, 2021. The Company uses unobservable inputs, classified as Level 3 inputs, in determining the fair value of these assets. See Note 7 "Goodwill and Related Intangible Assets," Note 14 "Held for Sale and Discontinued Operations" and Note 15 "Exit Activity Costs and Asset Impairments" for more disclosure regarding the impairment of certain intangible assets and property, plant, and equipment, respectively.
The Company also applied fair value principles for the goodwill impairment tests performed during 2022, 2021, and 2020. The Company used two valuation models to estimate the fair values of its reporting units, both of which primarily use Level 3 inputs. See Note 7 "Goodwill and Related Intangible Assets" of the consolidated financial statements for the results of the Company’s goodwill impairment tests.
Additionally, the Company's recent acquisition activity, as described in Note 6 "Acquisitions," used Level 3 inputs to estimate fair values allocated to the assets acquired and liabilities assumed.

(14) HELD FOR SALE AND DISCONTINUED OPERATIONS
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
The Company classifies assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented in prepaid expenses and other current assets and accrued expenses on the Company's consolidated balance sheets with a valuation allowance to recognize the net carrying amount at the lower of cost or fair value, less costs to sell.

As of December 31, 2022, the assets and liabilities of the disposal group have been classified as held for sale. The following table summarizes these assets and liabilities which have been measured at the lower of (i) the carrying value when classified as held for sale and (ii) the fair value of the business less costs to sell.

(in thousands)	December 31, 2022
Assets held for sale
Accounts receivable, net of allowance	$266
Inventories, net of reserves	6,748
Other current assets	1,999
Property, plant, and equipment, net	331
Operating lease asset	495
Acquired intangibles, net	6,213
Valuation allowance	(13,990)
Total assets held for sale	$2,062
Liabilities held for sale
Accounts payable	$733
Accrued expenses	1,159
Non-current operating lease liabilities	70
Total liabilities held for sale	$1,962
Net sales, operating loss and valuation allowance recorded for this disposal group for the years ended December 31 are as follows (in thousands):

	2022	2021
Net sales	$7,840	$20,328
Operating loss	$(6,769)	$(3,539)
Valuation allowance	$(13,990)	$—
Effective with the classification of the disposal group as held for sale, depreciation of property, plant, and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. As a result of the Company's evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to an estimated sales price, adjusted for costs to sell, a valuation allowance of $14.0 million was recorded during the twelve months ended December 31, 2022 and has been presented within other expense (income) in the consolidated statements of operations. The recoverability of the disposal group will be evaluated each reporting period until the sale of the business is completed.
Discontinued Operations
On February 23, 2021, the Company sold the stock of its Industrial business which had been classified as held for sale and reported as a discontinued operation in the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020. Net proceeds of $38 million, consisting of cash and a $13 million seller note, resulted in an estimated pre-tax loss of $30 million, subject to working capital and other adjustments, of which $29.6 million was recorded when the assets of the Industrial business were written down to fair market value during the fourth quarter of 2020. The seller note was paid in full to the Company during the second quarter of 2021.
The results of operations of the Industrial business have been presented as a discontinued operation in the Company's consolidated financial statements for all periods presented. The Company allocates interest to its discontinued operations in accordance with ASC Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations.” Interest was allocated based on the amount of net assets held by the discontinued operation in comparison to consolidated net assets.

Components of the income (loss) from discontinued operations before taxes, including the interest allocated to discontinued operations, for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
Net sales	$—	$20,391	$128,915
Operating expenses	—	17,493	115,822
Loss and adjustments to loss on disposal	—	1,419	29,600
Interest expense allocation	—	—	95
Income (loss) from discontinued operations before taxes	$—	$1,479	$(16,602)
On June 30, 2020, the Company sold its self-guided apartment tour application business to a third party from its Residential segment. The $2.0 million net proceeds from the sale resulted in pre-tax net gain of $1.9 million and has been presented within other expense (income) in the consolidated statements of operations. This divestiture did not meet the criteria to be reported as a discontinued operation nor did it have a major effect on the Company's operations.

(15) EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company has incurred exit activity costs and asset impairment charges as a result of its 80/20 simplification and portfolio management initiatives. These initiatives have resulted in the identification of low-volume, low margin, internally-produced products which have been or will be outsourced or discontinued, the simplification of processes, in the sale and exiting of less profitable businesses or products lines, and the reduction in the Company's manufacturing footprint.
Exit activity costs were incurred during 2022 related to moving and closing costs, severance and contract terminations, along with asset impairment charges related to the write-down of inventory and impairment of machinery and equipment associated with discontinued product lines, as a result of process simplification initiatives. In conjunction with these initiatives, in 2022, the Company exited a facility, relocating to a new one, and separately, closed two other facilities. In 2021, the Company closed four facilities. In 2020, the Company closed two facilities and, separately, sold a facility closed in 2017. These closures resulted in exit activity costs and asset impairment charges.
The following table sets forth the exit activity costs (recoveries) and asset impairment charges incurred by segment during the years ended December 31 related to the restructuring activities described above (in thousands):

	2022			2021			2020
	Exit activity costs (recoveries)	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total
Renewables	$3,256	$1,198	$4,454	$4,769	$1,193	$5,962	$15	$—	$15
Residential	1,825	12	1,837	393	—	393	731	9	740
Agtech	771	1,066	1,837	1,687	—	1,687	860	72	932
Infrastructure	(63)	—	(63)	26	—	26	226	—	226
Corporate	250	—	250	145	—	145	375	—	375
Total	$6,039	$2,276	$8,315	$7,020	$1,193	$8,213	$2,207	$81	$2,288
The following table provides a summary of where the above exit activity costs and asset impairments are recorded in the consolidated statements of operations for the years ended December 31 (in thousands):

	2022	2021	2020
Cost of sales	$5,258	$6,176	$1,059
Selling, general, and administrative expense	3,057	2,037	1,229
Total exit activity costs and asset impairments	$8,315	$8,213	$2,288

The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2022	2021
Balance as of January 1	$272	$1,030
Exit activity costs recognized	6,039	7,020
Cash payments	(3,894)	(7,778)
Balance as of December 31	$2,417	$272

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
The components of income before taxes from continuing operations consisted of the following for the years ended December 31 (in thousands):

	2022	2021	2020
Domestic	$112,635	$93,155	$108,930
Foreign	(1,145)	6,407	(1,171)
Income before taxes from continuing operations	$111,490	$99,562	$107,759
The provision for income taxes from continuing operations for the years ended December 31 consisted of the following (in thousands):

	2022	2021	2020
Current:
U.S. Federal	$17,014	$16,137	$16,505
State	5,647	5,009	4,071
Foreign	86	932	106
Total current	22,747	22,078	20,682
Deferred:
U.S. Federal	5,259	1,766	3,620
State	1,381	134	672
Foreign	(303)	1,068	(506)
Total deferred	6,337	2,968	3,786
Provision for income taxes	$29,084	$25,046	$24,468

The provision for income taxes from discontinued operations for the years ended December 31 consisted of the following (in thousands):

	2022	2021	2020
Current:
U.S. Federal	$—	$362	$1,345
State	—	139	57
Foreign	—	214	1,725
Total current	—	715	3,127
Deferred:
U.S. Federal	—	(340)	(876)
State	—	2	10
Foreign	—	(11)	(138)
Total deferred	—	(349)	(1,004)
Provision for income taxes	$—	$366	$2,123
The provision for income taxes from continuing operations differs from the federal statutory rate of 21% due to the following for the years ended December 31 (in thousands, except for percentages) :

	2022		2021		2020
Statutory rate	23,413	21.0%	20,908	21.0%	22,629	21.0%
State taxes, less federal effect	5,541	5.0%	4,068	4.1%	3,650	3.4%
Federal tax credits	(549)	(0.5)%	(587)	(0.6)%	(1,064)	(1.0)%
Excess tax benefit on stock based compensation	(214)	(0.2)%	(2,039)	(2.0)%	(1,674)	(1.6)%
Executive compensation	960	0.9%	1,781	1.8%	1,114	1.0%
Change in valuation allowance	—	—%	—	—%	(130)	(0.1)%
Other	(67)	(0.1)%	915	0.9%	(57)	—%
	$29,084	26.1%	$25,046	25.2%	$24,468	22.7%
Deferred tax liabilities at December 31 consisted of the following (in thousands):

	2022	2021
Depreciation	$14,570	$9,633
Goodwill	62,132	48,265
Intangible assets	3,706	1,657
Other	8,133	5,298
Gross deferred tax liabilities	88,541	64,853
Capital loss carryforward	(26,490)	(27,328)
Equity compensation	(5,993)	(8,236)
Assets held for sale	(13,669)	—
Capitalized research and development costs	(4,503)	—
Other	(17,493)	(15,641)
Gross deferred tax assets	(68,148)	(51,205)
Valuation allowances	26,488	26,581
Deferred tax assets, net of valuation allowances	(41,660)	(24,624)
Net deferred tax liabilities	$46,881	$40,229

At December 31, 2022, the Company had total net operating loss carry forwards of $7.9 million, which included $0.4 million for federal, $6.6 million for state, and $0.9 million for foreign income tax purposes. The federal and state net operating loss carry forwards expire between 2023 and 2042. The foreign net operating loss carry forwards expire between 2023 and 2031. The Company recognized a total of $0.7 million of deferred tax assets, net of the federal tax benefit, related to these net operating losses prior to any valuation allowances, which included $0.1 million of federal and $0.4 million of state deferred tax assets and $0.2 million of foreign deferred tax assets.
As a result of the sale of the Industrial business during 2021, the Company generated a capital loss of $113.7 million for federal and state purposes to the extent allowable under state tax regulations. Amended Federal returns were filed to carry back $3.7 million of capital loss. As of December 31, 2022, the remaining capital loss carry forward is $110.0 million. The capital loss carryforward will expire in 2026. The Company recognized a total of $26.5 million of deferred tax assets, net of the federal benefit, related to this carryforward prior to any valuation allowances, which included $22.2 million of federal and $4.3 million of state deferred tax assets. The Company has a full valuation allowance on the capital loss carry forward and as a result there is no deferred tax asset.
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
The following sets forth a reconciliation of the beginning and ending amount of the Company’s valuation allowance (in thousands):

	2022	2021	2020
Balance as of January 1	$26,581	$111	$298
Cost charged to the tax provision	10	13	70
Reductions	(103)	(41)	(248)
Reclassification from discontinued operations upon sale of industrial group	—	26,498	—
Currency translation	—	—	(9)
Balance as of December 31	$26,488	$26,581	$111
The Company made net payments for income taxes for the following amounts for the years ended December 31 (in thousands):

	2022	2021	2020
Payments made for income taxes, net	$27,017	$22,076	$21,351
At December 31, 2022, the Company had approximately $2.2 million of undistributed earnings of foreign subsidiaries. The Company continues to maintain its assertion that all remaining foreign earnings will be indefinitely reinvested. Any excess earnings could be used to grow the Company's foreign operations through launches of new capital projects or additional acquisitions. Determination of the amount of unrecognized deferred U.S. income tax liability related to the Company's remaining unremitted foreign earnings is not practicable due to the complexities associated with its hypothetical calculation.
In 2022, 2021 and 2020, the Company did not have any unrecognized tax benefits and no activity related to such benefits has occurred in any of the years presented in the consolidated financial statements. The Company classifies accrued interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been recognized during the years ended December 31, 2022, 2021 or 2020.
The Company and its U.S. subsidiaries file a U.S. federal consolidated income tax return. Foreign and U.S. state jurisdictions have statute of limitations generally ranging from four to ten years. The Company is currently in appeals for an audit of tax years 2016 through 2019 in Massachusetts and believes the technical merits of the position will be sustained.

(17) EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive common shares which include shares issuable pursuant to equity based incentive compensation awards under the equity compensation plans described in Note 12 "Equity-Based Compensation" of the consolidated financial statements.
Weighted average shares outstanding for basic and diluted earnings were as follows for the years ended December 31 (in thousands):

	2022	2021	2020
Numerator:
Income from continuing operations	$82,406	$74,516	$83,291
Income (loss) from discontinued operations	—	1,113	(18,725)
Net income available to common shareholders	$82,406	$75,629	$64,566
Denominator for basic earnings per share:
Weighted average shares outstanding	32,096	32,873	32,664
Denominator for diluted earnings per share:
Common stock options and stock units	96	181	254
Weighted average shares and conversions	32,192	33,054	32,918
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
The following table provides the potential anti-dilutive common stock options and stock units for the years ended December 31 (in thousands):

	2022	2021	2020
Common stock options and stock units	43	—	13

(18) LEASES
The Company's leases are classified as operating leases and consist of manufacturing facilities, distribution centers, office space, vehicles and equipment.
Most of the Company's leases include one or more options to renew, with renewal terms that can extend the respective lease term from one month to fifteen years. The exercise of lease renewal options is at the Company's sole discretion. As of December 31, 2022 and 2021, the Company's renewal options are not part of the Company's operating lease assets and operating lease liabilities. Certain leases also include options to purchase at fair value the underlying leased asset at the Company's sole discretion.

Amounts recognized in the Company's consolidated balance sheet at December 31 were as follows (in thousands):

		2022	2021
Assets	Operating lease assets	$26,502	$18,120

Liabilities
Current	Accrued expenses	$8,620	$7,239
Non-current	Non-current operating lease liabilities	19,041	11,390
		$27,661	$18,629
The components of lease costs for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
Operating lease cost	$11,191	$10,977	$10,005
Short-term lease cost	5,694	7,153	996
Total lease cost	$16,885	$18,130	$11,001
Information related to the Company's operating right-of-use assets and related operating lease liabilities for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
Cash paid for amounts included in the measurement of operating liabilities	$8,835	$9,431	$9,502
Right-of-use assets obtained in exchange for new lease liabilities	$17,008	$1,084	$12,745
Information related to the Company's lease terms and discount rates as of December 31 were as follows:

	2022		2021
Weighted-average remaining lease term - operating leases	5.3	years	3.0	years
Weighted-average discount rate - operating leases	5.0%		5.2%
The future maturity of the Company's lease liabilities as of December 31, 2022 were as follows (in thousands):

2023	$9,734
2024	6,884
2025	3,850
2026	2,444
2027	1,817
After 2027	7,011
Total lease payments	31,740
Less: present value discount	(4,079)
Present value of lease liabilities	$27,661
The Company uses the its incremental borrowing rate based on information available at the commencement date of a lease in determining the present value of lease payments as the rates implicit in most of the Company's leases are not readily determinable.

(19) COMMITMENTS AND CONTINGENCIES
The Company is a party to certain claims and legal actions generally incidental to its business. Management does not believe that the outcome of any claims, or other claims which are not clearly determinable at the present time, would result in a material adverse effect on the Company's financial condition or results of operations.

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
(iii)Agtech, which provides growing solutions including the designing, engineering, manufacturing and installation of greenhouses; and
(iv)Infrastructure, which primarily includes structural bearings, expansion joints and pavement sealant for bridges, airport runways and roadways, elastomeric concrete, and bridge cable protection systems.
When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. During the first quarter of 2021, the Company reassessed its reportable segments. As a result, the Company's former Renewable Energy and Conservation segment was divided into two reportable segments: Renewables and Agtech.
The following tables illustrate certain measurements used by management to assess the performance of the segments described above as of and for the years ended December 31 (in thousands):

	2022	2021	2020
Net sales:
Renewables	$377,567	$432,096	$238,107
Residential	767,248	635,505	522,814
Agtech	168,868	199,161	209,460
Infrastructure	76,283	73,021	62,197
Total consolidated net sales	$1,389,966	$1,339,783	$1,032,578

Income from operations:
Renewables	$25,243	$20,158	$30,105
Residential	126,458	105,821	94,430
Agtech	2,914	(931)	10,633
Infrastructure	9,003	8,911	7,233
Segments income from operations	163,618	133,959	142,401
Unallocated corporate expenses	(33,516)	(36,971)	(35,211)
Total income from operations	$130,102	$96,988	$107,190

Depreciation and Amortization
Renewables	$8,467	$14,682	$3,377
Residential	8,983	8,694	8,110
Agtech	4,377	5,279	6,068
Infrastructure	3,150	3,092	3,060
Unallocated corporate expenses	1,190	219	300
	$26,167	$31,966	$20,915

	2022	2021	2020
Total assets
Renewables	$392,368	$445,486	$402,797
Residential	519,567	453,469	407,132
Agtech	193,966	212,038	216,274
Infrastructure	80,264	82,662	80,796
Unallocated corporate assets	24,448	21,246	28,057
Assets of discontinued operations	—	—	77,438
	$1,210,613	$1,214,901	$1,212,494

Capital expenditures
Renewables	$3,589	$4,268	$423
Residential	10,050	4,182	3,313
Agtech	3,177	3,289	720
Infrastructure	1,898	2,097	1,511
Unallocated corporate expenditures	1,424	3,869	7,101
	$20,138	$17,705	$13,068
The following tables illustrate revenue disaggregated by timing of transfer of control to the customer for the years ended December 31 (in thousands):

	2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$27,317	$761,576	$13,011	$32,983	$834,887
Over Time	350,250	5,672	155,857	43,300	555,079
Total	$377,567	$767,248	$168,868	$76,283	$1,389,966

	2021
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$28,630	$630,494	$20,157	$32,512	$711,793
Over Time	403,466	5,011	179,004	40,509	627,990
Total	$432,096	$635,505	$199,161	$73,021	$1,339,783

	2020
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$22,833	$518,281	$52,894	$22,781	$616,789
Over Time	215,274	4,533	156,566	39,416	415,789
Total	$238,107	$522,814	$209,460	$62,197	$1,032,578

Net sales by region or origin and long-lived assets by region of domicile for the years ended and as of December 31 are as follows (in thousands):

	2022	2021	2020
Net sales
North America	$1,373,907	$1,318,795	$1,018,406
Asia	16,059	20,988	14,172
Total	$1,389,966	$1,339,783	$1,032,578

Long-lived assets
North America	$136,553	$97,003	$90,685
Asia	234	365	476
Total	$136,787	$97,368	$91,161

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Gibraltar Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The Company's acquisition of Quality Aluminum Products ("QAP") was excluded from management's annual report on internal control over financial reporting as of December 31, 2022. The Company acquired QAP on August 22, 2022. The results of QAP are included in the Company's 2022 consolidated financial statements and were $53.9 million of total assets and $51.1 million of net assets, respectively, as of December 31, 2022, and $26.4 million and $(1.0) million of net sales and net income, respectively, for the year then ended.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Gibraltar Industries, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Gibraltar Industries, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gibraltar Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Quality Aluminum Products which is included in the 2022 consolidated financial statements of the Company and constituted 4.4% and 6.1% of total and net assets, respectively, as of December 31, 2022 and 1.9% and (1.0%) of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Quality Aluminum Products.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 22, 2023

Item 9B.	Other information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding directors and executive officers of the Company, as well as the required disclosures with respect to the Company’s audit committee financial expert, is incorporated herein by reference to the information included in the Company’s 2023 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year.
The Company has adopted a Code of Ethics that applies to all of the Company's directors, officers, employees and representatives, including the Company's Chief Executive Officer and Chief Financial Officer. The complete text of this Code of Ethics is available in the corporate governance section of the Company's website at www.gibraltar1.com. The Company does not intend to incorporate the contents of its website into this Annual Report on Form 10-K.
The Company intends to disclose future amendments to certain provisions of the Company's Code of Ethics, or waivers of such provisions, applicable to the Company's Chief Executive Officer and Chief Financial Officer on the Company's website identified above.

Item 11.	Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the information included in the Company’s 2023 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and the Company's equity compensation plans are incorporated herein by reference to the information included in the Company’s 2023 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information included in the Company’s 2023 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year.

Item 14.	Principal Accountant Fees and Services
Information regarding principal accounting fees and services is incorporated herein by reference to the information included in the Company’s 2023 Proxy Statement which will be filed with the Commission within 120 days after the end of the Company’s 2022 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10K:

	(1)	Consolidated Financial Statements:

		(i)	Report of Independent Registered Public Accounting Firm

		(ii)	Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020

		(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020

		(iv)	Consolidated Balance Sheets as of December 31, 2022 and 2021

		(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020

		(vi)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020

		(vii)	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule:

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

Exhibit Index
No.	Exhibit

2.1	Equity Purchase Agreement between Gibraltar Industries, Inc. through its indirect wholly owned Ohio corporation RBI Solar, Inc. and TerraSmart, LLC and TerraTrak, LLC dated December 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 5, 2021)

3.1	Certificate of Incorporation of Gibraltar Industries, Inc., as amended by: (i) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on October 27, 2004, (ii) Certificate of Change of Registered Agent and Registered Office of Gibraltar Industries, Inc. filed on May 11, 2005, (iii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 22, 2012, (iv) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 11, 2015, (v) Certificate of Change of Registered Agent and/or Registered Office filed on January 10, 2019, and (vi) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 6, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2021)

3.2	Second Amended and Restated By-Laws of Gibraltar Industries, Inc., effective as of December 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on December 9, 2022)

4.1	Description of Registrant's Securities

10.1*	Correspondence dated December 17, 2018, from William P. Montague to William T. Bosway (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 7, 2019)

10.2*	Restrictive Covenants and Severance Agreement by and between Gibraltar Industries, Inc. and William T. Bosway, dated December 17, 2018 and effective January 2, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 7, 2019)

10.3*	Change in Control Agreement between the Company and William T. Bosway dated December 17, 2018 and effective January 2, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2019)

10.4*	Correspondence dated March 8, 2019, from William T. Bosway to Patrick M. Burns (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 19, 2019)

10.5*	Change in Control Agreement between Gibraltar Industries, Inc. and Timothy F. Murphy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2017)

10.6*	Gibraltar Deferred Compensation Plan Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2009)

10.7*
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

10.8*	Gibraltar Industries, Inc. Omnibus Code Section 409A Compliance Policy, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009)

10.9*	Summary Description of Annual Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009)

No.	Exhibit

10.10	Credit Agreement dated as of December 8, 2022 among Gibraltar Industries, Inc. and Gibraltar Steel Corporation of New York, as borrowers, the lenders named therein, KeyBank National Association, as administrative agent, swing line lender and issuing lender, KeyBanc Capital Markets Inc., as joint lead arranger and joint book runner, Bank of America, N.A., M&T Bank, PNC Bank, National Association, as joint lead arrangers, joint book runners and co-syndication agents, and Comerica Bank, TD Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 9, 2022) (1)

10.11*
Gibraltar Industries, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 7, 2016), and as amended by Gibraltar Industries, Inc. 2015 Equity Incentive Plan First Amendment dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 9, 2017)

10.12*
Gibraltar Industries, Inc. 2015 Management Stock Purchase Plan dated May 7, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 12, 2015), as amended by the First Amendment to the Management Stock Purchase Plan dated December 31, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 7, 2016), and further amended by the Gibraltar Industries, Inc. Management Stock Purchase Plan Second Amendment dated January 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 28, 2016)

10.13*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan dated May 4, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 7, 2018)

10.14*	Gibraltar Industries, Inc. 2018 Management Stock Purchase Plan dated November 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 1, 2018)

10.15*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Stock dated May 7, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 12, 2015)

10.16*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Performance Units dated December 31, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 3, 2017)

10.17*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Non-Qualified Options dated December 31, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 7, 2016)

10.18*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units dated December 31, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 5, 2016)

10.19*	Gibraltar Industries, Inc. 2015 Equity Incentive Plan Form of Award of Restricted Units dated December 31, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 5, 2016)

10.20*	Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 5, 2022)

10.21*	Gibraltar Industries, Inc. Amended and Restated 2016 Stock Plan for Non-Employee Directors Form of Award of Common Stock (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 5, 2022)

10.22*	Gibraltar Industries, Inc. Non-Employee Director Stock Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2016)

10.23*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Performance Units dated May 4, 2018 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

No.	Exhibit

10.24*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.25*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.26*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.27*	Gibraltar Industries, Inc. 2018 Equity Incentive Plan Form of Award of Restricted Units dated May 4, 2018 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed February 27, 2019)

10.28*	Separation Agreement and General Release with Patrick M. Burns dated December 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 5, 2022)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document **

101.SCH**	Inline XBRL Taxonomy Extension Schema Document**

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document **

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document **

104**	Cover Page Interactive Data File (formated as Inline XBRL and contained in Exhibit 101)

(1)	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the Securities and Exchange Commission. A list of the omitted schedules and exhibits to this agreement is set forth in the agreement.
*	Document is a management contract or compensatory plan or agreement.
**	Submitted electronically with this Annual Report on Form 10-K.
***	Documents are furnished not filed.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIBRALTAR INDUSTRIES, INC.
By:	/s/ William T. Bosway
William T. Bosway
President and Chief Executive Officer
Dated:	February 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William T. Bosway	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 22, 2023
William T. Bosway

/s/ Timothy F. Murphy	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 22, 2023
Timothy F. Murphy

/s/ Atlee Valentine Pope	Lead Independent Director	February 22, 2023
Atlee Valentine Pope

/s/ Mark G. Barberio	Director	February 22, 2023
Mark G. Barberio

/s/ Craig A. Hindman	Director	February 22, 2023
Craig A. Hindman

/s/ Gwendolyn G. Mizell	Director	February 22, 2023
Gwendolyn G. Mizell

/s/ Linda K. Myers	Director	February 22, 2023
Linda K. Myers

/s/ James B. Nish	Director	February 22, 2023
James B. Nish

/s/ Manish H. Shah	Director	February 22, 2023
Manish H. Shah