Form 10-Q
period 2023-03-31
GIBRALTAR INDUSTRIES, INC.
filed 2023-05-03
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-22462

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of May 1, 2023, the number of common shares outstanding was: 30,410,872.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$293,267	$317,865
Cost of sales	216,338	253,021
Gross profit	76,929	64,844
Selling, general, and administrative expense	47,559	43,649
Income from operations	29,370	21,195
Interest expense	1,491	485
Other (income) expense	(397)	153
Income before taxes	28,276	20,557
Provision for income taxes	7,177	5,101
Net income	$21,099	$15,456

Net earnings per share:
Basic	$0.68	$0.47
Diluted	$0.68	$0.47
Weighted average shares outstanding:
Basic	30,897	32,913
Diluted	31,024	33,022
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$21,099	$15,456
Other comprehensive (loss) income:
Foreign currency translation adjustment	(115)	(227)
Minimum post retirement benefit plan adjustments, net of tax	8	24
Other comprehensive loss	(107)	(203)
Total comprehensive income	$20,992	$15,253
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,497	$17,608
Accounts receivable, net of allowance of $4,164 and $3,746, respectively	230,132	217,156
Inventories, net	171,634	170,360
Prepaid expenses and other current assets	19,015	18,813
Total current assets	428,278	423,937
Property, plant, and equipment, net	107,701	109,584
Operating lease assets	24,432	26,502
Goodwill	512,639	512,363
Acquired intangibles	134,735	137,526
Other assets	707	701
	$1,208,492	$1,210,613
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$129,661	$106,582
Accrued expenses	67,103	73,721
Billings in excess of cost	42,929	35,017
Total current liabilities	239,693	215,320
Long-term debt	49,876	88,762
Deferred income taxes	47,030	47,088
Non-current operating lease liabilities	17,488	19,041
Other non-current liabilities	19,018	18,303
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,148 and 34,060 shares issued and outstanding in 2023 and 2022	341	340
Additional paid-in capital	324,466	322,873
Retained earnings	649,077	627,978
Accumulated other comprehensive loss	(3,539)	(3,432)
Cost of 3,389 and 3,199 common shares held in treasury in 2023 and 2022	(134,958)	(125,660)
Total stockholders’ equity	835,387	822,099
	$1,208,492	$1,210,613
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$21,099	$15,456
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,834	6,336
Stock compensation expense	1,594	1,352
Exit activity (recoveries) costs, non-cash	(63)	1,198
(Benefit of) provision for deferred income taxes	(51)	17
Other, net	1,023	1,395
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(18,004)	(11,101)
Inventories	(1,586)	(20,937)
Other current assets and other assets	2,536	731
Accounts payable	23,077	(11,962)
Accrued expenses and other non-current liabilities	1,586	9,761
Net cash provided by (used in) operating activities	38,045	(7,754)
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	554	—
Purchases of property, plant, and equipment, net	(2,190)	(4,402)
Net cash used in investing activities	(1,636)	(4,402)
Cash Flows from Financing Activities
Long-term debt payments	(50,000)	(29,000)
Proceeds from long-term debt	11,000	47,500
Purchase of common stock at market prices	(7,509)	(3,461)
Net cash (used in) provided by financing activities	(46,509)	15,039
Effect of exchange rate changes on cash	(11)	(159)
Net (decrease) increase in cash and cash equivalents	(10,111)	2,724
Cash and cash equivalents at beginning of year	17,608	12,849
Cash and cash equivalents at end of period	$7,497	$15,573
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	34,060	$340	$322,873	$627,978	$(3,432)	3,199	$(125,660)	$822,099
Net income	—	—	—	21,099	—	—	—	21,099
Foreign currency translation adjustment	—	—	—	—	(115)	—	—	(115)
Minimum post retirement benefit plan adjustments, net of taxes of $3	—	—	—	—	8	—	—	8
Stock compensation expense	—	—	1,594	—	—	—	—	1,594
Net settlement of restricted stock units	88	1	(1)	—	—	36	(1,929)	(1,929)
Common stock repurchased under stock repurchase program	—	—	—	—	—	154	(7,369)	(7,369)
Balance at March 31, 2023	34,148	$341	$324,466	$649,077	$(3,539)	3,389	$(134,958)	$835,387

Balance at December 31, 2021	33,799	$338	$314,541	$545,572	$187	1,107	$(35,380)	$825,258
Net income	—	—	—	15,456	—	—	—	15,456
Foreign currency translation adjustment	—	—	—	—	(227)	—	—	(227)
Minimum post retirement benefit plan adjustments, net of taxes of $10	—	—	—	—	24	—	—	24
Stock compensation expense	—	—	1,352	—	—	—	—	1,352
Net settlement of restricted stock units	173	2	(2)	—	—	72	(3,461)	(3,461)
Balance at March 31, 2022	33,972	$340	$315,891	$561,028	$(16)	1,179	$(38,841)	$838,402

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)    CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements of Gibraltar Industries, Inc. (the "Company") have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of results for the interim period have been included. The Company's operations are seasonal; for this and other reasons financial results for any interim period are not necessarily indicative of the results expected for any subsequent interim period or for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2022.
The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
(2)    RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of Accounting Standards Updates ("ASUs"), and ASUs effective in or after 2023, respectively, which were assessed and determined to be either not applicable, or had or are expected to have minimal impact on the Company's consolidated financial statements and related disclosures.
(3)    ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts receivable	$189,281	$179,170
Costs in excess of billings	45,015	41,732
Total accounts receivables	234,296	220,902
Less allowance for doubtful accounts and contract assets	(4,164)	(3,746)
Accounts receivable, net	$230,132	$217,156
Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.
The following table provides a roll-forward of the allowance for credit losses, for the three month period ended March 31, 2023, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2023	$3,746
Bad debt expense, net of recoveries	260
Accounts written off against allowance and other adjustments	158
Ending balance as of March 31, 2023	$4,164
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

As of March 31, 2023, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
Contract assets consist of costs in excess of billings presented within accounts receivable in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of cost, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of March 31, 2023 and December 31, 2022 was $7.8 million and $4.6 million, respectively. Revenue recognized during the three months ended March 31, 2023 and 2022 that was in contract liabilities at the beginning of the respective periods was $18.7 million and $27.4 million, respectively.
(5)    INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw material	$120,150	$111,187
Work-in-process	12,824	17,944
Finished goods	44,944	47,523
Gross inventory	177,918	176,654
Less reserves	(6,284)	(6,294)
Total inventories, net	$171,634	$170,360
(6)    ACQUISITION
On August 22, 2022, the Company purchased all the issued and outstanding membership interests of Quality Aluminum Products ("QAP"), a manufacturer of aluminum and steel products including soffit, fascia, trim coil, rain carrying products and aluminum siding. The results of QAP have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential segment. The purchase consideration for the acquisition of QAP was $52.1 million, which includes a working capital adjustment and certain other adjustments provided for in the membership interest purchase agreement.
The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has completed the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of acquisition. The final determination of the fair value of certain assets and liabilities has been completed within a measurement period of up to one year from the date of acquisition. The excess consideration was recorded as goodwill and approximated $4.0 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the domestic building products markets.
The allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Cash	$1,018
Working capital	23,372
Property, plant and equipment	8,486
Acquired intangible assets	14,700
Other assets	1,813
Other liabilities	(1,295)
Goodwill	3,991
Fair value of purchase consideration	$52,085

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$2,800	Indefinite
Customer relationships	11,900	12 years
Total	$14,700
In determining the allocation of the purchase price to the assets acquired and liabilities assumed, the Company uses all available information to make fair value determinations using Level 3 unobservable inputs in which little or no market data exists, and therefore, engages independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.
The acquisition of QAP was financed primarily through borrowings under the Company's revolving credit facility.
The Company recognized costs related to recent acquisitions comprised of legal and consulting fees within selling, general, and administrative ("SG&A") expenses of $21.0 thousand and $7.0 thousand for the three months ended March 31, 2023 and 2022, respectively.
(7)    GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 are as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2022	$188,030	$209,056	$83,599	$31,678	$512,363
Adjustments to prior year acquisitions	—	387	—	—	387
Foreign currency translation	(141)	—	30	—	(111)
Balance at March 31, 2023	$187,889	$209,443	$83,629	$31,678	$512,639
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of March 31, 2023 and December 31, 2022, respectively.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of March 31, 2023 which would require an interim impairment test to be performed.
Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	March 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$55,500	$—	$55,500	$—
Finite-lived intangible assets:
Trademarks	5,449	4,516	5,448	4,481
Unpatented technology	34,165	22,610	34,163	22,037
Customer relationships	115,027	48,609	115,125	46,557
Non-compete agreements	2,371	2,042	2,371	2,006
	157,012	77,777	157,107	75,081
Total acquired intangible assets	$212,512	$77,777	$212,607	$75,081

The following table summarizes the acquired intangible asset amortization expense for the three months ended March 31, (in thousands):

	2023	2022
Amortization expense	$2,766	$3,098
Amortization expense related to acquired intangible assets for the remainder of fiscal 2023 and the next five years thereafter is estimated as follows (in thousands):

	2023	2024	2025	2026	2027	2028
Amortization expense	$8,297	$10,883	$10,745	$9,338	$7,699	$6,832
(8)    LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Revolving credit facility	$52,000	$91,000
Less unamortized debt issuance costs	(2,124)	(2,238)
Total debt	$49,876	$88,762
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement"), and concurrently with entering into the Credit Agreement, the Company paid off all amounts owed under the Sixth Amended and Restated Credit Agreement dated as of January 24, 2019. The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of March 31, 2023, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate equal to the applicable margin plus (a) a base rate, (b) a daily simple secured overnight financing rate ("SOFR") rate, (c) a term SOFR rate or (d) for certain foreign currencies, a foreign currency rate, in each case subject to a 0% floor. Through March 31, 2023, the Credit Agreement had an initial applicable margin of 0.125% for base rate loans and 1.125% for SOFR and alternative currency loans. Thereafter, the applicable margin ranges from 0.125% to 1.00% for base rate loans and from 1.125% to 2.00% for SOFR and alternative currency loans based on the Company’s Total Net Leverage Ratio, as defined in the Credit Agreement. In addition, the Credit Agreement is subject to an annual commitment fee, payable quarterly, which is initially 0.20% of the daily average undrawn balance of the revolving credit facility and, from and after April 1, 2023, ranges between 0.20% and 0.25% of the daily average undrawn balance of the revolving credit facility based on the Company’s Total Net Leverage Ratio.
Borrowings under the Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. Capital distributions are subject to certain Total Net Leverage Ratio requirements and capped by an annual aggregate limit under the Credit Agreement.
For the three months ended March 31, 2022, interest rates on the revolving credit facility under the Sixth Amended and Restated Credit Agreement were based on LIBOR plus an additional margin that ranges from 1.125% to 2.00%. In addition, the revolving credit facility under the Sixth Amended and Restated Credit Agreement was subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance.
Standby letters of credit of $4.3 million have been issued under the Credit Agreement to third parties on behalf of the Company as of March 31, 2023. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $343.7 million and $304.5 million of availability under the revolving credit facility as of March 31, 2023 and December 31, 2022, respectively.

(9)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, (in thousands):

	Foreign Currency Translation Adjustment	Minimum Post Retirement Benefit Plan Adjustments	Total Pre-Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(3,382)	$(395)	$(3,777)	$(345)	$(3,432)
Minimum post retirement health care plan adjustments	—	11	11	3	8
Foreign currency translation adjustment	(115)	—	(115)	—	(115)
Balance at March 31, 2023	$(3,497)	$(384)	$(3,881)	$(342)	$(3,539)

Balance at December 31, 2021	$1,640	$(2,247)	$(607)	$794	$187
Minimum post retirement health care plan adjustments	—	34	34	(10)	24
Foreign currency translation adjustment	(227)	—	(227)	—	(227)
Balance at March 31, 2022	$1,413	$(2,213)	$(800)	$784	$(16)
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
Equity Based Awards - Settled in Stock
The following table sets forth the number of equity-based awards granted during the three months ended March 31, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2023		2022
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units (1)	81,611	$53.44	108,464	$47.00
Restricted stock units	46,646	$53.44	58,958	$47.00
(1) The Company’s performance stock units (“PSUs”) represent shares granted for which the final number of shares earned depends on financial performance. The number of shares to be issued may vary between 0% and 200% of the number of PSUs granted depending on the relative achievement to targeted thresholds. The Company's PSUs with a financial performance condition are based on the Company’s return on invested capital (“ROIC”) over a one-year performance period.

(2) PSUs granted in the first quarter of 2022 includes 5,653 units that were forfeited in the first quarter of 2023 and 62,201 units that will be converted to shares and issued to recipients in the first quarter of 2025 at 60.5% of the target amount granted, based on the Company's actual ROIC compared to ROIC target for the performance period ended December 31, 2022.
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
Total MSPP liabilities recorded on the consolidated balance sheet as of March 31, 2023 was $15.9 million, of which $2.0 million was included in current accrued expenses and $13.9 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2022 was $15.4 million, of which $2.3 million was included in current accrued expenses and $13.1 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liability were $13.7 million and $13.4 million at March 31, 2023 and December 31, 2022, respectively.
The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities during the three months ended March 31,:

	2023	2022
Restricted stock units credited	41,743	2,876
MSPP liabilities paid (in thousands)	$2,147	$2,545
(11)    EXIT ACTIVITY COSTS AND ASSET IMPAIRMENTS
The Company has incurred exit activity costs and asset impairment charges as a result of its 80/20 simplification and portfolio management initiatives. These initiatives have resulted in the identification of low-volume, low margin, internally-produced products which have been or will be outsourced or discontinued, the simplification of processes, the sale and exiting of less profitable businesses or product lines, and a reduction in the Company's manufacturing footprint.
Exit activity costs (recoveries) were incurred during the three months ended March 31, 2023 and 2022 which related to moving and closing costs, and severance, along with asset impairment charges (recoveries) related to the write-down of inventory associated with discontinued product lines, as a result of process simplification initiatives. In conjunction with these initiatives, the Company recorded costs during the three months ended March 31, 2023 associated with the final closure and sale of a facility closed during the fourth quarter of 2022. During the three months ended March 31, 2022, the Company closed one facility as a result of these initiatives.

The following tables set forth the exit activity costs (recoveries) and asset impairment charges (recoveries) incurred by segment during the three months ended March 31, related to the restructuring activities described above (in thousands):

	2023			2022
	Exit activity costs	Asset impairment recovery	Total	Exit activity costs (recoveries), net	Asset impairment charges	Total
Renewables	$—	$(63)	$(63)	$1,328	$1,198	$2,526
Residential	114	—	114	3	—	3
Agtech	561	—	561	(9)	—	(9)
Infrastructure	—	—	—	(63)	—	(63)
Corporate	—	—	—	20	—	20
Total	$675	$(63)	$612	$1,279	$1,198	$2,477
The following table provides a summary of where the exit activity costs and asset impairment charges were recorded in the consolidated statements of income for the three months ended March 31, (in thousands):

	2023	2022
Cost of sales	$513	$2,208
Selling, general, and administrative expense	99	269
Total exit activity and asset impairment charges	$612	$2,477
The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2023	2022
Balance at January 1	$2,417	$272
Exit activity costs recognized	675	1,279
Cash payments	(1,321)	(116)
Balance at March 31	$1,771	$1,435
(12)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three months ended March 31, and the applicable effective tax rates:

	2023	2022
Provision for income taxes	$7,177	$5,101
Effective tax rate	25.4%	24.8%
The effective tax rate for the three months ended March 31, 2023 and 2022, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.

(13)    EARNINGS PER SHARE
Earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share are as follows for the three months ended March 31, (in thousands):

	2023	2022
Numerator:
Net income available to common stockholders	$21,099	$15,456
Denominator for basic earnings per share:
Weighted average shares outstanding	30,897	32,913
Denominator for diluted earnings per share:
Weighted average shares outstanding	30,897	32,913
Common stock units	127	109
Weighted average shares and conversions	31,024	33,022
The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards. The following table provides the potential anti-dilutive common stock units for the three months ended March 31, (in thousands):

	2023	2022
Common stock units	64	54
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

The following table illustrates certain measurements used by management to assess performance of the segments described above for the three months ended March 31, (in thousands):

	2023	2022
Net sales:
Renewables	$59,205	$78,783
Residential	179,495	179,485
Agtech	35,852	42,428
Infrastructure	18,715	17,169
Total net sales	$293,267	$317,865

Income from operations:
Renewables	$2,269	$(6,984)
Residential	29,509	33,435
Agtech	2,330	31
Infrastructure	2,714	1,181
Unallocated Corporate Expenses	(7,452)	(6,468)
Total income from operations	$29,370	$21,195

	March 31, 2023	December 31, 2022
Total assets:
Renewables	$393,088	$392,368
Residential	535,423	519,567
Agtech	180,688	193,966
Infrastructure	82,795	80,264
Unallocated corporate assets	16,498	24,448
	$1,208,492	$1,210,613
The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the three months ended March 31 (in thousands):

	Three Months Ended March 31, 2023
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$9,094	$177,942	$5,107	$6,061	$198,204
Over Time	50,111	1,553	30,745	12,654	95,063
Total net sales	$59,205	$179,495	$35,852	$18,715	$293,267

	Three Months Ended March 31, 2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$5,650	$178,131	$1,613	$6,303	$191,697
Over Time	73,133	1,354	40,815	10,866	126,168
Total net sales	$78,783	$179,485	$42,428	$17,169	$317,865

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information set forth herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and, therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “anticipates,” “aspires,” “expects,” “estimates,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, competition, strategies, margins, integration of acquired businesses, the industries in which we operate and the expected impact of evolving laws and regulation. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” disclosures in our most recent Annual Report on Form 10-K. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition, liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make herein speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
The Company uses certain operating performance measures, specifically consolidated gross margin, operating margin by segment and consolidated operating margin, to manage the Company's businesses, set operational goals, and establish performance targets for incentive compensation for the Company's employees. The Company defines consolidated gross margin as a percentage of total consolidated gross profit to total consolidated net sales. The Company defines operating margin by segment as a percentage of total income from operations by segment to total net sales by segment and consolidated operating margin as a percentage of total consolidated income from operations to total consolidated net sales. The Company believes consolidated gross margin, operating margin and consolidated operating margin may be useful to investors in evaluating the profitability of the Company's segments and the Company on a consolidated basis.
Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the renewable energy, residential, agtech, and infrastructure markets.
The Company operates and reports its results in the following four reporting segments:
•Renewables;
•Residential;
•Agtech; and
•Infrastructure.
The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of food and plants, and contractors. At March 31, 2023, the Company operated 33 facilities, comprised of 25 manufacturing facilities, one distribution center, and seven offices, which are located in 15 states, Canada, China, and Japan. The Company's operational infrastructure provides the necessary scale to support regional and national customers in each of the Company's markets.
Recent Trends
The broader market dynamics over the past few years, have resulted in impacts to the Company, including material cost inflation, labor availability issues and logistics costs increases. The Company has also been impacted from supply constraints for materials and commodities used in its operations and from shortages in solar panels used by the Company's customers in conjunction with the goods and services the Company provides. In certain instances these constraints have resulted in project delays, cost inflation and logistical delays. The Company continues to work with its customers and suppliers in this dynamic environment to better align pricing, understand the existing and potential future impacts to the supply chain, and make efforts to mitigate such impacts. The Company expects that some of these dynamics will continue in 2023 and could continue to have an impact on demand, material costs, labor and logistics.
In June 2022, the Uyghur Forced Labor Prevention Act ("UFLPA") was enacted. The UFLPA requires traceability of components of imported goods to validate that the components are not sourced from areas in the Xinjiang region of China. This has caused solar panels to be held at the border awaiting a determination that the panels do not contain components from Xinjiang. While a few of the historically significant suppliers have begun to have panels cleared for importation, the clearance is still on a shipment-by-shipment basis, and formal documentation requirements have not yet been published. Some of the Company's larger customers have continued to shift sourcing to modules manufactured outside of China in efforts to clear U.S. customs more efficiently and ramp up the execution of solar projects.
In December 2022, the U.S. Department of Commerce ("USDOC") announced its preliminary ruling regarding the circumvention of antidumping and countervailing duties (“AD/CVD”) on Chinese imports of solar panels produced in four other countries in Southeast Asia. Four of eight major manufacturers across the four countries investigated were found to have been circumventing the AD/CVD orders. The findings are preliminary and further investigation is occurring with a final determination scheduled for August 17, 2023. Independent of the DOC’s final determination, the Presidential Proclamation issued in June 2022 provides that duties will not be collected on the imports from the impacted countries until June 2024. This provides U.S. solar importers time to adjust supply chains to ensure compliance with U.S. law. As the timing and progress of many of our customers’ projects depend upon the supply of solar panels, our operating results have been and could be impacted by these actions. We continue to work with customers who are assessing their ability to source panels needed to complete projects.
On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law. Among other things, the IRA provides for Investment Tax Credits ("ITC") for renewable energy. The IRA provides a 30% ITC for projects started prior January 29, 2023. Projects started on or after this date have the opportunity to claim the 30% rate only if the project is less than one megawatt or adheres to the new prevailing wage and apprenticeship requirements. Otherwise, these projects will default to a base rate of 6%. The IRA also provides the option to earn an additional 10% credit for domestic content, and separately, an additional 10% credit for siting a project in an “energy community.” Lastly, under the IRA, Manufacturers Tax Credits ("MTC") that support clean energy manufacturing were established and expanded, and are available to suppliers of certain, specific solar tracker components, including mechanical parts and battery storage, that are made in the U.S. Final guidance is pending and expected to be issued by the Department of Treasury over the course of 2023 for the domestic content, energy community, and MTC credits. The Company believes that these enhanced tax credits under the IRA will provide long-term certainty for the industry and should reduce policy driven demand swings for our products. We will work with our customers to maximize the tax credits available to them.
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
2.Portfolio Management is focused on optimizing the Company’s business portfolio in higher growth markets with leadership positions while ensuring its financial capital and human resources are effectively and efficiently deployed to deliver sustainable, profitable growth while increasing its relevance with customers and shaping its markets. In 2022, the Company acquired Quality Aluminum Products ("QAP") in the Residential segment and made the decision to divest its non-core Processing business within the Agtech segment to help achieve these objectives.
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
The Company believes the key elements of the Company's strategy have, and will continue to, enable the Company to respond timely to changes in the end markets the Company serves, including the broader market dynamics experienced over the past two years. The Company has and expects to continue to examine the need for restructuring of the Company's operations, including consolidation of facilities, reducing overhead costs, curtailing investments in working capital, and managing the Company's business to generate incremental cash. The Company believes its strategy enables the Company to respond to volatility in commodity and other input costs and fluctuations in customer demand, along with striving to maintain and improve margins. The Company has used cash flows generated by these initiatives to minimize debt, improve the Company's liquidity position, invest in growth initiatives and return capital to the Company's shareholders through share repurchases. Overall, the Company continues to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher stockholder returns.
Recent Developments
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement"), and concurrently with entering into the Credit Agreement, the Company paid off all amounts owed under the Sixth Amended and Restated Credit Agreement dated as of January 24, 2019, which was terminated with no prepayment penalties. The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of March 31, 2023, the Company was in compliance with both financial covenants. The Credit Agreement terminates on December 8, 2027.
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
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of March 31, 2023, the Company has repurchased 2,150,903 shares for an aggregate price of $93.2 million under this repurchase program.

Results of Operations
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended March 31 (in thousands):

	2023		2022
Net sales	$293,267	100.0%	$317,865	100.0%
Cost of sales	216,338	73.8%	253,021	79.6%
Gross profit	76,929	26.2%	64,844	20.4%
Selling, general, and administrative expense	47,559	16.2%	43,649	13.7%
Income from operations	29,370	10.0%	21,195	6.7%
Interest expense	1,491	0.5%	485	0.2%
Other (income) expense	(397)	(0.1)%	153	0.0%
Income before taxes	28,276	9.6%	20,557	6.5%
Provision for income taxes	7,177	2.4%	5,101	1.6%
Net income	$21,099	7.2%	$15,456	4.9%
The following table sets forth the Company’s net sales by reportable segment for the three months ended March 31, (in thousands):

				Impact of
	2023	2022	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$59,205	$78,783	$(19,578)	$—	$—	$(19,578)
Residential	179,495	179,485	10	14,266	—	(14,256)
Agtech	35,852	42,428	(6,576)	—	691	(7,267)
Infrastructure	18,715	17,169	1,546	—	—	1,546
Consolidated	$293,267	$317,865	$(24,598)	$14,266	$691	$(39,555)
Consolidated net sales decreased by $24.6 million, or 7.7%, to $293.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The 7.7% decrease in revenue was driven by a $39.6 million or 12.4% decrease in organic revenue, largely the result of a 14% volume decline, partially offset by a 1% increase in pricing to customers. Partially offsetting the year over year decrease were $14.3 million of revenues generated by QAP, which was acquired during the third quarter of 2022 and reported as part of the Company's Residential segment. Consolidated backlog decreased 18% to $360 million down from $437 million at the end of the prior year quarter.
Net sales in the Company's Renewables segment decreased $19.6 million, or 24.9%, to $59.2 million for the three months ended March 31, 2023 compared to $78.8 million for the three months ended March 31, 2022. Revenue declined as the demand for solar panel installation continues to be impacted by panel importation challenges resulting from the UFLPA, which was implemented in June 2022. Additionally, adverse winter weather conditions experienced in the current year quarter impacted the scheduling of projects. As a result, backlog decreased 20% from the prior year, however, the Company expects backlog to improve once there is better understanding of documentary compliance requirements relative to the UFLPA.
Net sales in the Company's Residential segment were flat at $179.5 million for both the three months ended March 31, 2023 and 2022, respectively. The positive impact of participation gains along with $14.3 million of sales generated by QAP, acquired in the third quarter of 2022, offset headwinds of channel inventory correction, the market's return to normal seasonal demand, and adverse winter weather in key regions of the U.S.
Net sales in the Company's Agtech segment decreased 15.3%, or $6.6 million, to $35.9 million for the three months ended March 31, 2023 compared to $42.4 million for the three months ended March 31, 2022. Revenue declined in the Company's produce businesses as customers re-scope and re-prioritize project launch of fruit and vegetable growing facilities. While the active project pipeline continues to grow, backlog decreased 32% year over year.
Net sales in the Company's Infrastructure segment increased 8.7%, or $1.5 million, to $18.7 million for the three months ended March 31, 2023 compared to $17.2 million for the three months ended March 31, 2022. The increase in revenue was due to continued solid market demand, which also resulted in an 38% increase in backlog year over year. Management expects continued positive momentum from increased infrastructure spending related to the Infrastructure Investment and Jobs Act, and ongoing efforts to increase market participation.
The Company's consolidated gross margin increased to 26.2% for the three months ended March 31, 2023 compared to 20.4% for the three months ended March 31, 2022. The increase was driven by business mix, field operations productivity and improvement in supply chain management and efficiencies along with continuing progress in the Company's business operating system.
Selling, general, and administrative ("SG&A") expenses increased by $3.9 million, or 9.0% to $47.6 million for the three months ended March 31, 2023 compared to $43.6 million for the three months ended March 31, 2022. The $3.9 million increase was the combined result of higher performance-based compensation expense as compared to the prior year, largely the result of equity-based awards in the Company's deferred compensation plan that are valued based on its 200-day average stock price, along with incremental SG&A expenses incurred by QAP, acquired in the third quarter of 2022. SG&A expenses as a percentage of net sales increased to 16.2% for the three months ended March 31, 2023 compared to 13.7% for the three months ended March 31, 2022.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended March 31, (in thousands):

						Impact of
	2023		2022		Total Change	Portfolio Management	Ongoing Operations
Income from operations:
Renewables	$2,269	3.8%	$(6,984)	(8.9)%	$9,253	$—	$9,253
Residential	29,509	16.4%	33,435	18.6%	(3,926)	—	(3,926)
Agtech	2,330	6.5%	31	0.1%	2,299	1,890	409
Infrastructure	2,714	14.5%	1,181	6.9%	1,533	—	1,533
Unallocated Corporate Expenses	(7,452)	(2.5)%	(6,468)	(2.0)%	(984)	—	(984)
Consolidated income from operations	$29,370	10.0%	$21,195	6.7%	$8,175	$1,890	$6,285
The Renewables segment generated an operating margin of 3.8% in the current year quarter compared to (8.9)% in the prior year quarter. The increase in operating margin was driven by field operations productivity and improved supply chain management that offset lower volumes, along with restructuring costs recorded in the prior year quarter.
The Residential segment generated an operating margin of 16.4% in the current year quarter compared to 18.6% in the prior year quarter. The decrease in operating margin was the result of expected compression in price to material cost alignment and the anticipated lower margins from the Company's recent acquisition of QAP. The Company expects margins to improve as seasonal volume accelerates, price / material cost are better aligned, and QAP integration benefits are realized.
The Agtech segment generated an operating margin of 6.5% in the current year quarter compared to 0.1% in the prior year quarter. Operating margin improved year over year, the result of business mix, improvement in its business operating system, along with supply chain productivity and efficiency improvement.
The Infrastructure segment generated an operating margin of 14.5% during the three months ended March 31, 2023 compared to 6.9% during the three months ended March 31, 2022. The margin improved year over year driven by strong operating execution, volume leverage, and supply chain productivity.
Unallocated corporate expenses increased $1.0 million from $6.5 million during the three months ended March 31, 2022 to $7.5 million during the three months ended March 31, 2023. The increase in expense was primarily the result of higher performance-based compensation expense for equity-based awards in the Company's deferred compensation plan that are valued based on its 200-day average stock price as compared to the prior year quarter.
Interest expense increased year over year with $1.5 million for the three months ended March 31, 2023 compared to $0.5 million for the three months ended March 31, 2022. The increase in expense was due to both higher interest rates compared to the prior year quarter along with higher outstanding balances on the Company's revolving credit facility during the quarter. The outstanding balances on the Company's revolving credit facility were $49.9 million and $42.4 million as of March 31, 2023, and 2022, respectively.
The Company recorded other income of $0.4 million for the three months ended March 31, 2023, compared to other expense of $0.2 million recorded for the three months ended March 31, 2022. The change year over year is primarily the result of foreign currency translation fluctuations.
The Company recognized a provision for income taxes of $7.2 million and $5.1 million, with effective tax rates of 25.4% and 24.8% for the three months ended March 31, 2023, and 2022, respectively. The effective tax rate for the three months ended March 31, 2023, and 2022, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items.
Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$7,497	$17,608
Availability on revolving credit facility	343,655	304,505
	$351,152	$322,113
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
The Company uses the Credit Agreement to provide liquidity and capital resources primarily for the Company's U.S. operations. Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of March 31, 2023 and December 31, 2022, the Company's foreign subsidiaries held $7.5 million and $15.2 million of cash, respectively.
Outstanding balances on the Company's revolving credit facility under the Company's Credit Agreement accrue interest at a rate, at the Company's option, equal to the applicable margin plus (a) a base rate, (b) a daily simple secured overnight financing rate ("SOFR"), (c) a term SOFR rate, or (d) for certain foreign currencies, a foreign currency rate. See Note 8 to the Company's consolidated financial statements in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information on the Company’s Credit Agreement.
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
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of March 31, 2023, the Company has repurchased 2,150,903 shares for an aggregate price of $93.2 million under this repurchase program, including 153,537 shares repurchased for an aggregate price of $7.4 million during the three months ended March 31, 2023.
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
Except as disclosed above, there have been no material changes in the Company's cash requirements since December 31, 2022, the end of fiscal year 2022. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Cash Flows
The following table sets forth selected cash flow data for the three months ended March 31, (in thousands):

	2023	2022
Cash provided by (used in):
Operating activities	$38,045	$(7,754)
Investing activities	(1,636)	(4,402)
Financing activities	(46,509)	15,039
Effect of foreign exchange rate changes	(11)	(159)
Net (decrease) increase in cash and cash equivalents	$(10,111)	$2,724
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2023 of $38.0 million consisted of net income of $21.1 million, non-cash net charges totaling $9.3 million, which include depreciation, amortization, stock-based compensation, exit activity recoveries and other non-cash charges, and $7.6 million of cash generated from working capital and other net assets. The cash generated from working capital and other net assets was due to an increase in accounts payable as a result of the timing of purchases and vendor payments, offset by an increase in accounts receivable as revenues increased in the latter part of the quarter.
Net cash used in operating activities for the three months ended March 31, 2022 of $7.7 million consisted of income from continuing operations of $15.5 million and non-cash net charges totaling $10.3 million, which include depreciation, amortization, stock compensation, exit activity costs and other non-cash charges, offset by a $33.5 million investment in working capital and other net assets. The investment in working capital and other net assets was due to increases in inventory as a result of provisioning for potential supply chain disruptions and raw material and freight costs, along with an increase in accounts receivable as the result of seasonal increases in demand and a decrease in accounts payable as the result of timing of vendor payments. This was offset by an increase in accrued expenses and other non-current liabilities due to an increase in unbilled project revenues.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 of $1.6 million was primarily due to capital expenditures of $2.2 million, offset by receipt of the $0.6 million final working capital settlement resulting from the 2022 acquisition of QAP.
Net cash used in investing activities for the three months ended March 31, 2022 of $4.4 million was primarily due to capital expenditures of $4.4 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 of $46.5 million consisted of net long-term debt payments of $39.0 million and $7.5 million of common stock repurchases. Net long-term debt payments consisted of $50.0 million in long-term debt payments, offset by $11.0 million in proceeds from borrowing on the Company's long-term debt credit facility. The Company repurchased 153,537 shares under the Company's authorized share repurchase program which totaled $5.6 million paid during the three months ended March 31, 2023 with the balance repurchased common stock of $1.9 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
Net cash provided by financing activities for the three months ended March 31, 2022 of $15.0 million was the result of $47.5 million in proceeds from borrowing on the Company's long-term credit facility, offset by $29.0 million in payments on long-term debt and $3.5 million of common stock repurchases related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates during the three months ended March 31, 2023 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
See Note 2 to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, competition, interest rates, foreign exchange rates, and raw materials pricing and availability. In addition, the Company is exposed to other financial market risks, primarily related to its foreign operations. In the current year, there have been no material changes in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
There were no material legal proceedings terminated, settled, or otherwise resolved during the three months ended March 31, 2023.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. During the quarter ended March 31, 2023, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
The following table sets forth purchases made by or on behalf of the Company during the quarter ended March 31, 2023.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2023	76,937	$47.98	76,937	$110,432,987
February 1 - 28, 2023	2,200	$48.56	2,200	$110,326,147
March 1 - 31, 2023	74,400	$47.98	74,400	$106,756,068
Total	153,537	$47.99	153,537
The Company did not sell unregistered equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Gibraltar Industries, Inc., as amended by: (i) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on October 27, 2004, (ii) Certificate of Change of Registered Agent and Registered Office of Gibraltar Industries, Inc. filed on May 11, 2005, (iii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 22, 2012, (iv) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 11, 2015, (v) Certificate of Change of Registered Agent and/or Registered Office filed on January 10, 2019, and (vi) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 6, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2021)
3.2	Second Amended and Restated By-Laws of Gibraltar Industries, Inc., effective as of December 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on December 9, 2022)
31.1*	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of the Chairman of the Board, President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically with this Quarterly Report on Form 10-Q.
**	Documents are furnished not filed herewith.

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
Date: May 3, 2023