Form 10-Q
period 2023-06-30
GIBRALTAR INDUSTRIES, INC.
filed 2023-08-02
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of July 31, 2023, the number of common shares outstanding was: 30,423,657.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$364,914	$366,949	$658,181	$684,814
Cost of sales	268,175	276,678	484,513	529,699
Gross profit	96,739	90,271	173,668	155,115
Selling, general, and administrative expense	53,662	50,132	101,221	93,781
Income from operations	43,077	40,139	72,447	61,334
Interest expense	1,308	656	2,799	1,141
Other (income) expense	(509)	281	(906)	434
Income before taxes	42,278	39,202	70,554	59,759
Provision for income taxes	11,555	9,895	18,732	14,996
Net income	$30,723	$29,307	$51,822	$44,763

Net earnings per share:
Basic	$1.01	$0.90	$1.69	$1.37
Diluted	$1.00	$0.90	$1.68	$1.36
Weighted average shares outstanding:
Basic	30,554	32,585	30,725	32,748
Diluted	30,684	32,660	30,846	32,843
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$30,723	$29,307	$51,822	$44,763
Other comprehensive (loss) income:
Foreign currency translation adjustment	(584)	(3,198)	(699)	(3,425)
Postretirement benefit plan adjustments, net of tax	8	1	16	25
Other comprehensive loss	(576)	(3,197)	(683)	(3,400)
Total comprehensive income	$30,147	$26,110	$51,139	$41,363
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,621	$17,608
Accounts receivable, net of allowance of $4,849 and $3,746, respectively	266,487	217,156
Inventories, net	159,542	170,360
Prepaid expenses and other current assets	18,320	18,813
Total current assets	462,970	423,937
Property, plant, and equipment, net	106,130	109,584
Operating lease assets	25,041	26,502
Goodwill	511,961	512,363
Acquired intangibles	131,925	137,526
Other assets	550	701
	$1,238,577	$1,210,613
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$155,464	$106,582
Accrued expenses	82,746	73,721
Billings in excess of cost	54,838	35,017
Total current liabilities	293,048	215,320
Long-term debt	9,790	88,762
Deferred income taxes	47,024	47,088
Non-current operating lease liabilities	18,502	19,041
Other non-current liabilities	19,903	18,303
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,194 and 34,060 shares issued and outstanding in 2023 and 2022	342	340
Additional paid-in capital	327,927	322,873
Retained earnings	679,800	627,978
Accumulated other comprehensive loss	(4,115)	(3,432)
Cost of 3,770 and 3,199 common shares held in treasury in 2023 and 2022	(153,644)	(125,660)
Total stockholders’ equity	850,310	822,099
	$1,238,577	$1,210,613
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$51,822	$44,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,665	12,677
Stock compensation expense	5,056	4,125
Exit activity (recoveries) costs, non-cash	(23)	1,198
Provision for deferred income taxes	179	29
Other, net	2,680	2,666
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(54,979)	(40,473)
Inventories	12,130	(33,616)
Other current assets and other assets	4,069	(1,612)
Accounts payable	48,327	(10,501)
Accrued expenses and other non-current liabilities	31,168	21,288
Net cash provided by operating activities	114,094	544
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	554	—
Purchases of property, plant, and equipment, net	(5,284)	(11,202)
Net cash used in investing activities	(4,730)	(11,202)
Cash Flows from Financing Activities
Long-term debt payments	(120,000)	(51,000)
Proceeds from long-term debt	40,800	120,500
Purchase of common stock at market prices	(28,770)	(53,468)
Net cash (used in) provided by financing activities	(107,970)	16,032
Effect of exchange rate changes on cash	(381)	(1,074)
Net increase in cash and cash equivalents	1,013	4,300
Cash and cash equivalents at beginning of year	17,608	12,849
Cash and cash equivalents at end of period	$18,621	$17,149
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	34,148	$341	$324,466	$649,077	$(3,539)	3,389	$(134,958)	$835,387
Net income	—	—	—	30,723	—	—	—	30,723
Foreign currency translation adjustment	—	—	—	—	(584)	—	—	(584)
Postretirement benefit plan adjustments, net of taxes of $3	—	—	—	—	8	—	—	8
Stock compensation expense	—	—	3,462	—	—	—	—	3,462
Net settlement of restricted stock units	38	1	(1)	—	—	14	(874)	(874)
Awards of common stock	8	—	—	—	—	—	—	—
Common stock repurchased under stock repurchase program	—	—	—	—	—	367	(17,812)	(17,812)
Balance at June 30, 2023	34,194	$342	$327,927	$679,800	$(4,115)	3,770	$(153,644)	$850,310

Balance at March 31, 2022	33,972	$340	$315,891	$561,028	$(16)	1,179	$(38,841)	$838,402
Net income	—	—	—	29,307	—	—	—	29,307
Foreign currency translation adjustment	—	—	—	—	(3,198)	—	—	(3,198)
Postretirement benefit plan adjustments, net of taxes of $0	—	—	—	—	1	—	—	1
Stock compensation expense	—	—	2,773	—	—	—	—	2,773
Net settlement of restricted stock units	1	—	—	—	—	—	(7)	(7)
Awards of common stock	16	—	—	—	—	—	—	—
Common stock repurchased under stock repurchase program	—	—	—	—	—	1,195	(50,000)	(50,000)
Balance at June 30, 2022	33,989	$340	$318,664	$590,335	$(3,213)	2,374	$(88,848)	$817,278

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	34,060	$340	$322,873	$627,978	$(3,432)	3,199	$(125,660)	$822,099
Net income	—	—	—	51,822	—	—	—	51,822
Foreign currency translation adjustment	—	—	—	—	(699)	—	—	(699)
Postretirement benefit plan adjustments, net of taxes of $6	—	—	—	—	16	—	—	16
Stock compensation expense	—	—	5,056	—	—	—	—	5,056
Net settlement of restricted stock units	126	2	(2)	—	—	50	(2,803)	(2,803)
Awards of common stock	8	—	—	—	—	—	—	—
Common stock repurchased under stock repurchase program	—	—	—	—	—	521	(25,181)	(25,181)
Balance at June 30, 2023	34,194	$342	$327,927	$679,800	$(4,115)	3,770	$(153,644)	$850,310

Balance at December 31, 2021	33,799	$338	$314,541	$545,572	$187	1,107	$(35,380)	$825,258
Net income	—	—	—	44,763	—	—	—	44,763
Foreign currency translation adjustment	—	—	—	—	(3,425)	—	—	(3,425)
Postretirement benefit plan adjustments, net of taxes of $10	—	—	—	—	25	—	—	25
Stock compensation expense	—	—	4,125	—	—	—	—	4,125
Net settlement of restricted stock units	174	2	(2)	—	—	72	(3,468)	(3,468)
Awards of common stock	16	—	—	—	—	—	—	—
Common stock repurchased under stock repurchase program	—	—	—	—	—	1,195	(50,000)	(50,000)
Balance at June 30, 2022	33,989	$340	$318,664	$590,335	$(3,213)	2,374	$(88,848)	$817,278

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
(3)    ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts receivable	$232,177	$179,170
Costs in excess of billings	39,159	41,732
Total accounts receivable	271,336	220,902
Less allowance for doubtful accounts and contract assets	(4,849)	(3,746)
Accounts receivable, net	$266,487	$217,156
Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.
The following table provides a roll-forward of the allowance for credit losses, for the six month period ended June 30, 2023, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2023	$3,746
Bad debt expense, net of recoveries	1,328
Accounts written off against allowance and other adjustments	(225)
Ending balance as of June 30, 2023	$4,849
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

As of June 30, 2023, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
Contract assets consist of costs in excess of billings presented within accounts receivable in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of cost, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of June 30, 2023 and December 31, 2022 was $6.5 million and $4.6 million, respectively. Revenue recognized during the six months ended June 30, 2023 and 2022 that was in contract liabilities at the beginning of the respective periods was $33.7 million and $38.6 million, respectively.
(5)    INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw material	$105,401	$111,187
Work-in-process	13,658	17,944
Finished goods	46,336	47,523
Gross inventory	165,395	176,654
Less reserves	(5,853)	(6,294)
Total inventories, net	$159,542	$170,360
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
The Company recognized costs related to recent acquisitions comprised of legal and consulting fees within selling, general, and administrative ("SG&A") expense. While no SG&A expenses were incurred during the three months ended June 30, 2023 and 2022, the Company recognized expenses of $21 thousand and $7 thousand for the six months ended June 30, 2023 and 2022, respectively.
(7)    GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2023 are as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2022	$188,030	$209,056	$83,599	$31,678	$512,363
Adjustments to prior year acquisitions	—	387	—	—	387
Foreign currency translation	(990)	—	201	—	(789)
Balance at June 30, 2023	$187,040	$209,443	$83,800	$31,678	$511,961
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of June 30, 2023 and December 31, 2022, respectively.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of June 30, 2023 which would require an interim impairment test to be performed.
Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	June 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$55,500	$—	$55,500	$—
Finite-lived intangible assets:
Trademarks	5,472	4,572	5,448	4,481
Unpatented technology	34,232	23,205	34,163	22,037
Customer relationships	114,507	50,303	115,125	46,557
Non-compete agreements	2,374	2,080	2,371	2,006
	156,585	80,160	157,107	75,081
Total acquired intangible assets	$212,085	$80,160	$212,607	$75,081

The following table summarizes the acquired intangible asset amortization expense for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$2,760	$2,819	$5,526	$5,917
Amortization expense related to acquired intangible assets for the remainder of fiscal 2023 and the next five years thereafter is estimated as follows (in thousands):

	2023	2024	2025	2026	2027	2028
Amortization expense	$5,526	$10,872	$10,735	$9,335	$7,702	$6,834
(8)    LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Revolving credit facility	$11,800	$91,000
Less unamortized debt issuance costs	(2,010)	(2,238)
Total debt	$9,790	$88,762
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement"), and concurrently with entering into the Credit Agreement, the Company paid off all amounts owed under the Sixth Amended and Restated Credit Agreement dated as of January 24, 2019. The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of June 30, 2023, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a rate equal to the applicable margin plus (a) a base rate, (b) a daily simple secured overnight financing rate ("SOFR") rate, (c) a term SOFR rate or (d) for certain foreign currencies, a foreign currency rate, in each case subject to a 0% floor. Through March 31, 2023, the Credit Agreement had an initial applicable margin of 0.125% for base rate loans and 1.125% for SOFR and alternative currency loans. Thereafter, the applicable margin ranges from 0.125% to 1.00% for base rate loans and from 1.125% to 2.00% for SOFR and alternative currency loans based on the Company’s Total Net Leverage Ratio, as defined in the Credit Agreement. In addition, the Credit Agreement is subject to an annual commitment fee, payable quarterly, which was initially 0.20% of the daily average undrawn balance of the revolving credit facility and, from and after April 1, 2023, ranges between 0.20% and 0.25% of the daily average undrawn balance of the revolving credit facility based on the Company’s Total Net Leverage Ratio.
Borrowings under the Credit Agreement are secured by the trade receivables, inventory, personal property, equipment, and general intangibles of the Company’s significant domestic subsidiaries. Capital distributions are subject to certain Total Net Leverage Ratio requirements and capped by an annual aggregate limit under the Credit Agreement.
For the three and six months ended June 30, 2022, interest rates on the revolving credit facility under the Sixth Amended and Restated Credit Agreement were based on LIBOR plus an additional margin that ranged from 1.125% to 2.00%. In addition, the revolving credit facility under the Sixth Amended and Restated Credit Agreement was subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance.
Standby letters of credit of $4.3 million have been issued under the Credit Agreement to third parties on behalf of the Company as of June 30, 2023. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $383.9 million and $304.5 million of availability under the revolving credit facility as of June 30, 2023 and December 31, 2022, respectively.

(9)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, for the three months ended June 30, (in thousands):

	Foreign Currency Translation Adjustment	Postretirement Benefit Plan Adjustments	Total Pre-Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2023	$(3,497)	$(384)	$(3,881)	$(342)	$(3,539)
Postretirement health care plan adjustments	—	11	11	3	8
Foreign currency translation adjustment	(584)	—	(584)	—	(584)
Balance at June 30, 2023	$(4,081)	$(373)	$(4,454)	$(339)	$(4,115)

Balance at March 31, 2022	$1,413	$(2,213)	$(800)	$784	$(16)
Postretirement health care plan adjustments	—	1	1	—	1
Foreign currency translation adjustment	(3,198)	—	(3,198)	—	(3,198)
Balance at June 30, 2022	$(1,785)	$(2,212)	$(3,997)	$784	$(3,213)
The following tables summarize the cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, for the six months ended June 30, (in thousands):

	Foreign Currency Translation Adjustment	Postretirement Benefit Plan Adjustments	Total Pre-Tax Amount	Tax Benefit (Expense)	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(3,382)	$(395)	$(3,777)	$(345)	$(3,432)
Postretirement health care plan adjustments	—	22	22	6	16
Foreign currency translation adjustment	(699)	—	(699)	—	(699)
Balance at June 30, 2023	$(4,081)	$(373)	$(4,454)	$(339)	$(4,115)

Balance at December 31, 2021	$1,640	$(2,247)	$(607)	$794	$187
Postretirement health care plan adjustments	—	35	35	(10)	25
Foreign currency translation adjustment	(3,425)	—	(3,425)	—	(3,425)
Balance at June 30, 2022	$(1,785)	$(2,212)	$(3,997)	$784	$(3,213)
The realized adjustments relating to the Company’s postretirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of income.
(10)    EQUITY-BASED COMPENSATION
On May 3, 2023, the stockholders of the Company approved the adoption of the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (the "Amended 2018 Plan") which increases the total number of shares for issuance by the Company from 1,000,000 shares to 1,550,000 shares. In addition, 81,707 shares that were unissued and available for grant under the Gibraltar Industries, Inc. 2015 Equity Incentive Plan (the "2015 Plan") were consolidated with the Amended 2018 Plan. No further grants will be made under the 2015 Plan. Consistent with the Gibraltar Industries, Inc. 2018 Equity Incentive Plan and the 2015 Plan, the Amended 2018 Plan allows the Company to grant equity-based incentive compensation awards, in the form of non-qualified options, restricted shares, restricted stock units, performance shares, performance stock units, and stock rights to eligible participants.

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
Equity Based Awards - Settled in Stock
The following table sets forth the number of equity-based awards granted during the six months ended June 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2023		2022
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units (1)	85,323	$53.22	108,464	$47.00
Restricted stock units	53,862	$53.49	67,158	$45.84
Deferred stock units	6,351	$54.33	2,460	$42.69
Common shares	8,468	$54.33	15,652	$42.49
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
Total MSPP liabilities recorded on the consolidated balance sheet as of June 30, 2023 was $16.9 million, of which $2.0 million was included in current accrued expenses and $14.9 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2022 was $15.4 million, of which $2.3 million was included in current accrued expenses and $13.1 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liability were $14.6 million and $13.4 million at June 30, 2023 and December 31, 2022, respectively.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities during the six months ended June 30,:

	2023	2022
Restricted stock units credited	44,102	6,234
MSPP liabilities paid (in thousands)	$2,147	$2,545
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
Exit activity costs (recoveries) were incurred during the six months ended June 30, 2023 and 2022 which related to moving and closing costs, severance, and contract terminations, along with asset impairment charges (recoveries) related to the write-down of inventory associated with discontinued product lines, as a result of process simplification initiatives. In conjunction with these initiatives, the Company recorded costs during the six months ended June 30, 2023 associated with the final closure and sale of a facility closed during the fourth quarter of 2022. During the six months ended June 30, 2022, the Company exited a facility, relocating to a new one, and separately, closed one other facility as a result of these initiatives.
The following tables set forth the exit activity costs (recoveries) and asset impairment charges (recoveries) incurred by segment during the three and six months ended June 30, related to the restructuring activities described above (in thousands):

	Three Months Ended June 30,
	2023			2022
	Exit activity costs	Asset impairment charges	Total	Exit activity costs	Asset impairment charges	Total
Renewables	$2,909	$40	$2,949	$75	$—	$75
Residential	—	—	—	1,295	—	1,295
Agtech	156	—	156	97	—	97
Infrastructure	—	—	—	—	—	—
Corporate	—	—	—	62	—	62
Total	$3,065	$40	$3,105	$1,529	$—	$1,529

	Six Months Ended June 30,
	2023			2022
	Exit activity costs	Asset impairment recovery	Total	Exit activity costs (recoveries), net	Asset impairment charges	Total
Renewables	$2,909	$(23)	$2,886	$1,403	$1,198	$2,601
Residential	114	—	114	1,298	—	1,298
Agtech	717	—	717	88	—	88
Infrastructure	—	—	—	(63)	—	(63)
Corporate	—	—	—	82	—	82
Total	$3,740	$(23)	$3,717	$2,808	$1,198	$4,006

The following table provides a summary of where the exit activity costs and asset impairment charges were recorded in the consolidated statements of income for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$3,098	$80	$3,611	$2,288
Selling, general, and administrative expense	7	1,449	106	1,718
Total exit activity and asset impairment charges	$3,105	$1,529	$3,717	$4,006
The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2023	2022
Balance at January 1	$2,417	$272
Exit activity costs recognized	3,740	2,808
Cash payments	(2,377)	(1,951)
Balance at June 30	$3,780	$1,129
(12)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and six months ended June 30, and the applicable effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision for income taxes	$11,555	$9,895	$18,732	$14,996
Effective tax rate	27.3%	25.2%	26.6%	25.1%
The effective tax rate for the three and six months ended June 30, 2023 and 2022, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
(13)    EARNINGS PER SHARE
Earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share are as follows for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income available to common stockholders	$30,723	$29,307	$51,822	$44,763
Denominator for basic earnings per share:
Weighted average shares outstanding	30,554	32,585	30,725	32,748
Denominator for diluted earnings per share:
Weighted average shares outstanding	30,554	32,585	30,725	32,748
Common stock units	130	75	121	95
Weighted average shares and conversions	30,684	32,660	30,846	32,843

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards. The following table provides the potential anti-dilutive common stock units for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock units	19	225	17	65
(14)    SEGMENT INFORMATION
The Company is organized into four reportable segments on the basis of the production processes, products and services provided by each segment, identified as follows:
(i)Renewables, which primarily includes designing, engineering, manufacturing and installation of solar racking and electrical balance of systems;
(ii)Residential, which primarily includes roof and foundation ventilation products, centralized mail systems and electronic package solutions, retractable awnings and gutter guards, rain dispersion products, trims and flashings and other accessories;
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
The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Renewables	$77,459	$101,549	$136,664	$180,332
Residential	228,234	200,245	407,729	379,730
Agtech	35,028	43,680	70,880	86,108
Infrastructure	24,193	21,475	42,908	38,644
Total net sales	$364,914	$366,949	$658,181	$684,814

Income from operations:
Renewables	$5,908	$6,829	$8,177	$(155)
Residential	43,959	35,664	73,468	69,099
Agtech	(1,117)	1,542	1,213	1,573
Infrastructure	5,828	2,887	8,542	4,068
Unallocated Corporate Expenses	(11,501)	(6,783)	(18,953)	(13,251)
Total income from operations	$43,077	$40,139	$72,447	$61,334

	June 30, 2023	December 31, 2022
Total assets:
Renewables	$404,447	$392,368
Residential	546,480	519,567
Agtech	182,942	193,966
Infrastructure	84,255	80,264
Unallocated corporate assets	20,453	24,448
	$1,238,577	$1,210,613
The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2023
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$10,633	$226,618	$880	$8,848	$246,979
Over Time	66,826	1,616	34,148	15,345	117,935
Total net sales	$77,459	$228,234	$35,028	$24,193	$364,914

	Three Months Ended June 30, 2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$5,259	$198,854	$4,029	$8,936	$217,078
Over Time	96,290	1,391	39,651	12,539	149,871
Total net sales	$101,549	$200,245	$43,680	$21,475	$366,949

	Six Months Ended June 30, 2023
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$19,727	$404,560	$4,803	$14,909	$443,999
Over Time	116,937	3,169	66,077	27,999	214,182
Total net sales	$136,664	$407,729	$70,880	$42,908	$658,181

	Six Months Ended June 30, 2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$10,909	$376,985	$5,642	$15,239	$408,775
Over Time	169,423	2,745	80,466	23,405	276,039
Total net sales	$180,332	$379,730	$86,108	$38,644	$684,814
(15)    SUBSEQUENT EVENT
On July 5, 2023, the Company acquired the assets of a Utah based privately held company that manufactures and distributes roof flashing and accessory products, for $10.4 million in an all cash transaction. The company sells direct to roofing wholesalers and will be reported as a part of our Residential segment. The preliminary purchase price allocation has not yet been determined.

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
The Company operates and reports its results in the following four reporting segments:
•Renewables;
•Residential;
•Agtech; and
•Infrastructure.
The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of food and plants, and contractors. At June 30, 2023, the Company operated 30 facilities, comprised of 22 manufacturing facilities, one distribution center, and seven offices, which are located in 15 states, Canada, China, and Japan. The Company's operational infrastructure provides the necessary scale to support regional and national customers in each of the Company's markets.
Recent Trends
The broader market dynamics over the past few years have resulted in impacts to the Company. Supply chains continue to recover from global disruptions experienced over the last few year including shortages of solar modules used by the Company's customers in conjunction with the goods and services the Company provides and for which such shortages have resulted in project delays. We continue working to minimize supply chain challenges which have and may continue to adversely impact our performance and our financial results. In addition, the uncertainty of the current environment and potential worsening of macro-economic conditions present risks for the Company. Although such uncertainty did not significantly impact our financial results in the first half of 2023, the Company expects that some of these dynamics, along with higher interest rates, will continue in 2023.
In June 2022, the Uyghur Forced Labor Prevention Act ("UFLPA") was enacted. The UFLPA requires traceability of components of imported goods to validate that the components are not sourced from areas in the Xinjiang region of China. This has caused solar panels to be held at the border awaiting a determination that the panels do not contain components from Xinjiang. While a few of the historically significant suppliers have begun to have panels cleared for importation, the clearance is still on a shipment-by-shipment basis, and formal documentation requirements have not yet been published. Some of the Company's larger customers have continued to shift sourcing to modules manufactured outside of the typical southeast Asia manufacturers in efforts to clear U.S. customs more efficiently and ramp up the execution of solar projects.
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

2.Portfolio Management is focused on optimizing the Company’s business portfolio in higher growth markets with leadership positions while ensuring its financial capital and human resources are effectively and efficiently deployed to deliver sustainable, profitable growth while increasing its relevance with customers and shaping its markets. Recent acquisitions to help achieve these objectives include the assets of a small privately held manufacturing and distributing company of roof flashing and accessory products in July 2023 and Quality Aluminum Products ("QAP") in 2022, both within the Residential segment. To further these objectives, the Company made the decision in 2022 to divest its non-core Processing business and is currently in the final stages of liquidation of this business.
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
The Company believes the key elements of the Company's strategy enable the Company to respond timely to changes in the end markets the Company serves, including the broader market dynamics experienced over the past two years. The Company continues to examine the need for restructuring of the Company's operations, including consolidation of facilities, reducing overhead costs, curtailing investments in working capital, and managing the Company's business to generate incremental cash. The Company believes its strategy enables the Company to respond to volatility in commodity and other input costs and fluctuations in customer demand, along with striving to maintain and improve margins. The Company has used cash flows generated by these initiatives to minimize debt, improve the Company's liquidity position, invest in growth initiatives and return capital to the Company's shareholders through share repurchases. Overall, the Company continues to strive to achieve stronger financial results, make more efficient use of capital, and deliver higher stockholder returns.
Recent Developments
On July 5, 2023, the Company acquired the assets of a Utah based privately held company that manufactures and distributes roof flashing and accessory products, for $10.4 million.
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement"), and concurrently with entering into the Credit Agreement, the Company paid off all amounts owed under the Sixth Amended and Restated Credit Agreement dated as of January 24, 2019, which was terminated with no prepayment penalties. The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of June 30, 2023, the Company was in compliance with both financial covenants. The Credit Agreement terminates on December 8, 2027.
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
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of June 30, 2023, the Company has repurchased 2,518,941 shares for an aggregate price of $111.0 million under this repurchase program.

Results of Operations
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended June 30 (in thousands):

	2023		2022
Net sales	$364,914	100.0%	$366,949	100.0%
Cost of sales	268,175	73.5%	276,678	75.4%
Gross profit	96,739	26.5%	90,271	24.6%
Selling, general, and administrative expense	53,662	14.7%	50,132	13.7%
Income from operations	43,077	11.8%	40,139	10.9%
Interest expense	1,308	0.3%	656	0.1%
Other (income) expense	(509)	(0.1)%	281	0.1%
Income before taxes	42,278	11.6%	39,202	10.7%
Provision for income taxes	11,555	3.2%	9,895	2.7%
Net income	$30,723	8.4%	$29,307	8.0%
The following table sets forth the Company’s net sales by reportable segment for the three months ended June 30, (in thousands):

				Impact of
	2023	2022	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$77,459	$101,549	$(24,090)	$—	$—	$(24,090)
Residential	228,234	200,245	27,989	25,563	—	2,426
Agtech	35,028	43,680	(8,652)	—	(1,983)	(6,669)
Infrastructure	24,193	21,475	2,718	—	—	2,718
Consolidated	$364,914	$366,949	$(2,035)	$25,563	$(1,983)	$(25,615)
Consolidated net sales decreased by $2.0 million, or 0.5%, to $364.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The net sales decrease was largely due to a $25.6 million or 7.0% decrease in organic revenue, the net result of a 8% volume decline and a 1% increase in pricing to customers, essentially offset by $25.6 million of revenues generated from QAP, which was acquired during the third quarter of 2022 and reported as part of the Company's Residential segment. Consolidated backlog remained flat at $411 million, as compared to the end of the prior year quarter.
Net sales in the Company's Renewables segment decreased $24.1 million, or 23.6%, to $77.5 million for the three months ended June 30, 2023 compared to $101.5 million for the three months ended June 30, 2022. Revenue declined as a result of the continued lower demand for solar module installations impacted by importation challenges resulting from the UFLPA implemented in June 2022, along with timing delays experienced by new projects due to lengthier permitting processes. New order bookings continued to accelerate during the quarter and backlog increased 6% from the prior year, as customers and solar module importers gain a better understanding of documentary compliance requirements relative to the UFLPA.
Net sales in the Company's Residential segment increased $28.0 million, or 14.0%, to $228.2 million for the three months ended June 30, 2023 compared to $200.2 million for the three months ended June 30, 2022. Sales of $25.6 million generated by QAP, acquired in the third quarter of 2022, along with the positive impact of participation gains offset the year over year impact of market price adjustments made in prior quarters in response to lower commodity prices and some remaining channel inventory right-sizing.
Net sales in the Company's Agtech segment decreased 19.9%, or $8.7 million, to $35.0 million for the three months ended June 30, 2023 compared to $43.7 million for the three months ended June 30, 2022. Revenue declined as the commercial business experienced customer-driven delays in project starts. While backlog decreased 24% year over year, primarily because of a slower commercial end market, the Company expects new produce projects to drive improved revenue in the second half of 2023.
Net sales in the Company's Infrastructure segment increased 12.6%, or $2.7 million, to $24.2 million for the three months ended June 30, 2023 compared to $21.5 million for the three months ended June 30, 2022. The increase in revenue was due to continued solid market demand supported by the Infrastructure Investment and Jobs Act and ongoing efforts to increase market participation. Backlog also benefited from these efforts resulting in a 46% increase year over year.
The Company's consolidated gross margin increased to 26.5% for the three months ended June 30, 2023 compared to 24.6% for the three months ended June 30, 2022. The increase was driven by improved price to material cost alignment, solid execution in field operations and continued operational efficiencies, along with favorable business and product mix.
Selling, general, and administrative ("SG&A") expenses increased by $3.5 million, or 7.0% to $53.7 million for the three months ended June 30, 2023 compared to $50.1 million for the three months ended June 30, 2022. The $3.5 million increase was primarily due to higher performance-based compensation expense as compared to the prior year quarter. SG&A expenses as a percentage of net sales increased to 14.7% for the three months ended June 30, 2023 compared to 13.7% for the three months ended June 30, 2022.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended June 30, (in thousands):

						Impact of
	2023		2022		Total Change	Portfolio Management	Ongoing Operations
Income from operations:
Renewables	$5,908	7.6%	$6,829	6.7%	$(921)	$—	$(921)
Residential	43,959	19.3%	35,664	17.8%	8,295	—	8,295
Agtech	(1,117)	(3.2)%	1,542	3.5%	(2,659)	(3,113)	454
Infrastructure	5,828	24.1%	2,887	13.4%	2,941	—	2,941
Unallocated Corporate Expenses	(11,501)	(3.2)%	(6,783)	(1.8)%	(4,718)	—	(4,718)
Consolidated income from operations	$43,077	11.8%	$40,139	10.9%	$2,938	$(3,113)	$6,051
The Renewables segment generated an operating margin of 7.6% in the current year quarter compared to 6.7% in the prior year quarter. The increase in operating margin was driven by field operations efficiencies, favorable price to cost alignment and improved supply chain management that offset lower volumes and restructuring charges incurred in the current year quarter.
The Residential segment generated an operating margin of 19.3% in the current year quarter compared to 17.8% in the prior year quarter. The expansion in operating margin was the result of increased volume, improved alignment of price/cost, implementation of additional 80/20 initiatives, and favorable product line mix.
The Agtech segment generated an operating margin of (3.2)% in the current year quarter compared to 3.5% in the prior year quarter. Operating margin declined year over year, due to portfolio management charges related to the liquidation of the processing business recorded in the current quarter, partially offset by 80/20 initiatives, supply chain optimization initiatives, and improvement in project management systems.
The Infrastructure segment generated an operating margin of 24.1% during the three months ended June 30, 2023 compared to 13.4% during the three months ended June 30, 2022. The margin improved year over year driven by strong operating execution, 80/20 productivity, supply chain efficiency, and product line mix.
Unallocated corporate expenses increased $4.7 million from $6.8 million during the three months ended June 30, 2022 to $11.5 million during the three months ended June 30, 2023. The increase in expense was primarily the result of higher performance-based compensation expense as compared to the prior year quarter.

Interest expense increased $0.6 million to $1.3 million for the three months ended June 30, 2023 compared to $0.7 million for the three months ended June 30, 2022. The increase in interest expense was primarily due to higher interest rates as rates more than tripled as compared to the prior year quarter. Average outstanding balances on the Company's revolving credit facility were $61.9 million and $60.9 million for the three months ended June 30, 2023, and 2022, respectively.
The Company recorded other income of $0.5 million for the three months ended June 30, 2023, compared to other expense of $0.3 million recorded for the three months ended June 30, 2022. The change year over year is the combined result of foreign currency translation fluctuations and changes in the fair market valuation allowance related to the liquidation of the processing business.
The Company recognized a provision for income taxes of $11.6 million and $9.9 million, with effective tax rates of 27.3% and 25.2% for the three months ended June 30, 2023, and 2022, respectively. The effective tax rate for the three months ended June 30, 2023, and 2022, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
The following table sets forth selected results of operations data and its percentage of net sales for the six months ended June 30 (in thousands):

	2023		2022
Net sales	$658,181	100.0%	$684,814	100.0%
Cost of sales	484,513	73.6%	529,699	77.3%
Gross profit	173,668	26.4%	155,115	22.7%
Selling, general, and administrative expense	101,221	15.4%	93,781	13.7%
Income from operations	72,447	11.0%	61,334	9.0%
Interest expense	2,799	0.4%	1,141	0.2%
Other (income) expense	(906)	(0.1)%	434	0.1%
Income before taxes	70,554	10.7%	59,759	8.7%
Provision for income taxes	18,732	2.8%	14,996	2.2%
Net income	$51,822	7.9%	$44,763	6.5%
The following table sets forth the Company’s net sales by reportable segment for the six months ended June 30, (in thousands):

				Impact of
	2023	2022	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$136,664	$180,332	$(43,668)	$—	$—	$(43,668)
Residential	407,729	379,730	27,999	39,829	—	(11,830)
Agtech	70,880	86,108	(15,228)	—	(1,292)	(13,936)
Infrastructure	42,908	38,644	4,264	—	—	4,264
Consolidated	$658,181	$684,814	$(26,633)	$39,829	$(1,292)	$(65,170)
Consolidated net sales decreased by $26.6 million, or 3.9%, to $658.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The 3.9% decrease in revenue was driven by a $65.2 million or 9.5% decrease in organic revenue, the net result of a 11% volume decline and a 1% increase in pricing to customers which primarily occurred in the first quarter of 2023. Partially offsetting the year over year decrease were $39.8 million of revenues generated by QAP, which was acquired during the third quarter of 2022 and reported as part of the Company's Residential segment. Consolidated backlog remained flat at $411 million, as compared to the end of the prior year period.

Net sales in the Company's Renewables segment decreased $43.7 million, or 24.2%, to $136.7 million for the six months ended June 30, 2023 compared to $180.3 million for the six months ended June 30, 2022. The decline was the result of decreased demand for solar module installations, which continues to be impacted by importation challenges resulting from the UFLPA implemented in June 2022, along with timing delays incurred due to lengthier permitting processes. New order bookings continued to accelerate during the year and backlog increased 6% from the prior year, as customers and solar module importers gain a better understanding of documentary compliance requirements relative to the UFLPA.
Net sales in the Company's Residential segment increased $28.0 million, or 7.4%, to $407.7 million for the six months ended June 30, 2023 compared to $379.7 million for the six months ended June 30, 2022. Sales of $39.8 million generated by QAP, acquired in the third quarter of 2022, along with the positive impact of participation gains more than offset channel inventory correction, price declines related to commodity cost reductions, and adverse winter weather conditions in the earlier months of 2023.
Net sales in the Company's Agtech segment decreased 17.7%, or $15.2 million, to $70.9 million for the six months ended June 30, 2023 compared to $86.1 million for the six months ended June 30, 2022. Revenue declined as both the segment's commercial business and produce projects experienced delayed project starts, the latter the result of key project re-scoping and prioritizing. While backlog decreased 24% year over year, primarily because of a slower commercial end market, the Company expects new produce projects to drive improved revenue in the second half of 2023.
Net sales in the Company's Infrastructure segment increased 11.1%, or $4.3 million, to $42.9 million for the six months ended June 30, 2023 compared to $38.6 million for the six months ended June 30, 2022. The increase in revenue was due to continued solid market demand supported by the Infrastructure Investment and Jobs Act and ongoing efforts to increase market participation. Backlog also benefited from these efforts resulting in a 46% increase year over year.
The Company's consolidated gross margin increased to 26.4% for the six months ended June 30, 2023 compared to 22.7% for the six months ended June 30, 2022. The increase was driven by improved price to material cost alignment, solid execution in field operations, improvement in supply chain management and continued operational efficiencies, along with favorable business and product mix.
Selling, general, and administrative ("SG&A") expenses increased by $7.4 million, or 7.9%, to $101.2 million for the six months ended June 30, 2023 compared to $93.8 million for the six months ended June 30, 2022. The $7.4 million increase was primarily due to higher performance-based compensation expense as compared to the prior year. Incremental SG&A expenses incurred by QAP, acquired in the third quarter of 2022, also contributed to the increase. SG&A expenses as a percentage of net sales increased to 15.4% for the six months ended June 30, 2023 compared to 13.7% for the six months ended June 30, 2022.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the six months ended June 30, (in thousands):

						Impact of
	2023		2022		Total Change	Portfolio Management	Ongoing Operations
Income from operations:
Renewables	$8,177	6.0%	$(155)	(0.1)%	$8,332	$—	$8,332
Residential	73,468	18.0%	69,099	18.2%	4,369	—	4,369
Agtech	1,213	1.7%	1,573	1.8%	(360)	(1,223)	863
Infrastructure	8,542	19.9%	4,068	10.5%	4,474	—	4,474
Unallocated Corporate Expenses	(18,953)	(2.9)%	(13,251)	(1.9)%	(5,702)	—	(5,702)
Consolidated income from operations	$72,447	11.0%	$61,334	9.0%	$11,113	$(1,223)	$12,336
The Renewables segment generated an operating margin of 6.0% in the current year compared to (0.1)% in the prior year. The increase in operating margin was driven by field operations productivity, favorable price to cost alignment and improved supply chain management that offset lower volumes.

The Residential segment generated an operating margin of 18.0% in the current year compared to 18.2% in the prior year. The decrease in operating margin was the result of the anticipated lower margins from the Company's recent acquisition of QAP largely offset by continued price/cost rebalancing, 80/20 activities and mix.
The Agtech segment generated an operating margin of 1.7% in the current year compared to 1.8% in the prior year. Operating margin declined year over year, due to portfolio management charges related to the liquidation of the processing business recorded in the current year, largely offset by 80/20 initiatives, supply chain optimization initiatives, and improvement in project management systems.
The Infrastructure segment generated an operating margin of 19.9% during the six months ended June 30, 2023 compared to 10.5% during the six months ended June 30, 2022. The margin improved year over year driven by strong operating execution, 80/20 productivity, supply chain efficiency, and product line mix.
Unallocated corporate expenses increased $5.7 million from $13.3 million during the six months ended June 30, 2022 to $19.0 million during the six months ended June 30, 2023. The increase in expense was primarily due to higher performance-based compensation expense as compared to the prior year.
Interest expense increased year over year with $2.8 million for the six months ended June 30, 2023 compared to $1.1 million for the six months ended June 30, 2022. The increase in expense was largely due to higher interest rates which more than tripled compared to the prior year. Higher average outstanding balances on the Company's revolving credit facility of $72.5 million and $55.4 million for the six months ended June 30, 2023, and 2022, respectively, also contributed to the increased expense.
The Company recorded other income of $0.9 million for the six months ended June 30, 2023, compared to other expense of $0.4 million recorded for the six months ended June 30, 2022. The change year over year is the combined result of foreign currency translation fluctuations and changes in the fair market valuation allowance related to the liquidation of the processing business.
The Company recognized a provision for income taxes of $18.7 million and $15.0 million, with effective tax rates of 26.6% and 25.1% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the six months ended June 30, 2023, and 2022, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$18,621	$17,608
Availability on revolving credit facility	383,855	304,505
	$402,476	$322,113
Sources of Liquidity
The Company's sources of liquidity are comprised of cash on hand and available borrowing capacity under the Company's Credit Agreement (the "Credit Agreement"), entered into on December 8, 2022. The Credit Agreement replaced and paid off all amounts owed under the Sixth Amended and Restated Credit Agreement dated as of January 24, 2019. The Credit Agreement maintains similar capacity as the prior agreement in which it provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Company believes that these sources provide the Company with ample liquidity and capital resources to invest in operational excellence, growth initiatives and the development of the organization.
The Company has been able to weather the economic impacts of the broader market dynamics, including the inflationary cost environment, while continuing to make investments that support the Company's strategy. The Company continues to remain focused on managing its working capital, closely monitoring customer credit and collection activities, and working to extend payment terms with its vendors. The Company believes its liquidity, together with the cash expected to be generated from operations, will be sufficient to fund working capital needs and growth initiatives for the foreseeable future.

The Company can and does use the Credit Agreement to provide liquidity and capital resources primarily for the Company's U.S. operations when necessary. Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of June 30, 2023 and December 31, 2022, the Company's foreign subsidiaries held $16.4 million and $15.2 million of cash, respectively.
Outstanding balances on the Company's revolving credit facility under the Company's Credit Agreement accrue interest at a rate, at the Company's option, equal to the applicable margin plus (a) a base rate, (b) a daily simple secured overnight financing rate ("SOFR"), (c) a term SOFR rate, or (d) for certain foreign currencies, a foreign currency rate. See Note 8 to the Company's consolidated financial statements in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information on the Credit Agreement.
Uses of Cash / Cash Requirements
The Company's material short-term cash requirements primarily include accounts payable, certain employee and retiree benefit-related obligations, operating lease obligations, interest and repayments of borrowing on its revolving credit facility, capital expenditures, and other purchase obligations originating in the normal course of business for inventory purchase orders and contractual service agreements. The Company's principal capital requirements are to fund its operations' working capital and capital improvements, as well as provide capital for acquisitions and to strategically allocate capital through repurchases of Company stock. The Company will continue to invest in growth opportunities as appropriate while focusing on working capital efficiency and profit improvement opportunities to minimize the cash invested to operate its business. The Company intends to fund its cash requirements through cash generated from operations and, as necessary, from the availability on its revolving credit facility.
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of June 30, 2023, the Company has repurchased 2,518,941 shares for an aggregate price of $111.0 million under this repurchase program, including 521,575 shares repurchased for an aggregate price of $25.2 million during the six months ended June 30, 2023.
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

Cash Flows
The following table sets forth selected cash flow data for the six months ended June 30, (in thousands):

	2023	2022
Cash provided by (used in):
Operating activities	$114,094	$544
Investing activities	(4,730)	(11,202)
Financing activities	(107,970)	16,032
Effect of foreign exchange rate changes	(381)	(1,074)
Net increase in cash and cash equivalents	$1,013	$4,300
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2023 of $114.1 million consisted of net income of $51.8 million, non-cash net charges totaling $21.6 million, which include depreciation, amortization, stock-based compensation, exit activity recoveries and other non-cash charges, and $40.7 million of cash generated from working capital and other net operating assets. The cash generated from working capital and other net operating assets was largely due to increases in accounts payable, the result of the timing of purchases and vendor payments, and billings in excess of costs, the result of increased advance payments from and billings to customers on projects. In addition, cash was generated due to the Company's focus on reducing its investment in inventory to better align with lower sales volumes while still meeting customer demand. These activities were partially offset by an increase in accounts receivable largely the result of seasonal increases in demand.
Net cash provided by operating activities for the six months ended June 30, 2022 of $0.5 million consisted of income from continuing operations of $44.8 million and non-cash net charges totaling $20.7 million, which include depreciation, amortization, stock-based compensation, exit activity costs and other non-cash charges, offset by a $64.9 million investment in working capital and other net assets. The investment in working capital and other net assets was due to increases in accounts receivable and inventory, largely the result of seasonal increases in demand along with increased raw material and freight costs impacting inventory. A decrease in accounts payable as a result of the correlation between the timing of inventory receipts and vendor payments also contributed to the increase. The overall increase was partially offset by an increase in accrued expenses and other non-current liabilities due to increases in advance payments from and billings to customers on projects.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 of $4.7 million was primarily due to capital expenditures of $5.3 million, offset by receipt of the $0.6 million final working capital settlement resulting from the 2022 acquisition of QAP.
Net cash used in investing activities for the six months ended June 30, 2022 of $11.2 million was primarily due to capital expenditures of $11.3 million.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 of $108.0 million consisted of net long-term debt payments of $79.2 million and $28.8 million of common stock repurchases. Net long-term debt payments consisted of $120.0 million in long-term debt payments, offset by $40.8 million in proceeds from borrowing on the Company's long-term debt credit facility. The Company paid $26.0 million during the six months ended June 30, 2023 related to repurchase of 538,575 shares under the Company's authorized share repurchase program. The remainder of the repurchased common stock of $2.8 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
Net cash provided by financing activities for the six months ended June 30, 2022 of $16.0 million was the result of $120.5 million in proceeds from borrowing on our long-term credit facility, offset by $51.0 million in payments on long-term debt and $53.5 million of common stock repurchases. Share repurchases of 1,194,925 under the Company’s authorized share repurchase program totaled $50.0 million with the balance repurchased for the net settlement of tax obligations for participants in the Company's equity incentive plans.

Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates during the six months ended June 30, 2023 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
There were no material legal proceedings terminated, settled, or otherwise resolved during the quarter ended June 30, 2023.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. During the quarter ended June 30, 2023, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
The following table sets forth purchases made by or on behalf of the Company during the quarter ended June 30, 2023.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2023	342,562	$48.31	342,562	$90,206,650
May 1 - 31, 2023	25,476	$49.58	25,476	$88,943,472
June 1 - 30, 2023	—	$—	—	$88,943,472
Total	368,038	$48.40	368,038
The Company did not sell unregistered equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.1
Certificate of Incorporation of Gibraltar Industries, Inc., as amended by: (i) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on October 27, 2004, (ii) Certificate of Change of Registered Agent and Registered Office of Gibraltar Industries, Inc. filed on May 11, 2005, (iii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 22, 2012, (iv) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 11, 2015, (v) Certificate of Change of Registered Agent and/or Registered Office filed on January 10, 2019, (vi) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 6, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2021), and (vii) Certificate of Amendment of Certificate of Incorporation of Gibraltar Industries, Inc. filed on May 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2023)

3.2	Second Amended and Restated By-Laws of Gibraltar Industries, Inc., effective as of December 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on December 9, 2022)
10.1	Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2023)
10.2*	Form of Award of Restricted Units under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan
10.3*	Form of Award of Performance Units under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan
10.4	Gibraltar Industries, Inc. Change in Control Executive Severance Plan, effective as of July 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 2, 2023)
10.5	First Amendment to Change in Control Agreement and Employment Agreement, dated July 28, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 2, 2023)
10.6	First Amendment to Change in Control Agreement, dated July 28, 2023 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 2, 2023)
31.1*	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of the Chairman of the Board, President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically with this Quarterly Report on Form 10-Q.
**	Documents are furnished not filed herewith.

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
Date: August 2, 2023