Form 10-Q
period 2023-09-30
GIBRALTAR INDUSTRIES, INC.
filed 2023-11-02
CIK 912562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of October 31, 2023, the number of shares of common stock outstanding was: 30,436,438.

GIBRALTAR INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$390,744	$391,291	$1,048,925	$1,076,105
Cost of sales	285,360	296,735	769,873	826,434
Gross profit	105,384	94,556	279,052	249,671
Selling, general, and administrative expense	52,194	47,160	153,415	140,941
Income from operations	53,190	47,396	125,637	108,730
Interest expense	417	1,048	3,216	2,189
Other (income) expense	(1,040)	363	(1,946)	797
Income before taxes	53,813	45,985	124,367	105,744
Provision for income taxes	14,536	11,690	33,268	26,686
Net income	$39,277	$34,295	$91,099	$79,058

Net earnings per share:
Basic	$1.29	$1.08	$2.97	$2.44
Diluted	$1.28	$1.08	$2.96	$2.43
Weighted average shares outstanding:
Basic	30,485	31,707	30,638	32,396
Diluted	30,715	31,812	30,808	32,503
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$39,277	$34,295	$91,099	$79,058
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,376)	(3,568)	(2,075)	(6,993)
Postretirement benefit plan adjustments, net of tax	8	12	24	37
Other comprehensive loss	(1,368)	(3,556)	(2,051)	(6,956)
Total comprehensive income	$37,909	$30,739	$89,048	$72,102
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,465	$17,608
Accounts receivable, net of allowance of $4,069 and $3,746, respectively	256,400	217,156
Inventories, net	141,008	170,360
Prepaid expenses and other current assets	24,817	18,813
Total current assets	507,690	423,937
Property, plant, and equipment, net	105,537	109,584
Operating lease assets	23,004	26,502
Goodwill	515,344	512,363
Acquired intangibles	134,047	137,526
Other assets	2,424	701
	$1,288,046	$1,210,613
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$160,742	$106,582
Accrued expenses	100,657	73,721
Billings in excess of cost	51,616	35,017
Total current liabilities	313,015	215,320
Long-term debt	—	88,762
Deferred income taxes	47,007	47,088
Non-current operating lease liabilities	16,901	19,041
Other non-current liabilities	21,274	18,303
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 34,212 and 34,060 shares issued and outstanding in 2023 and 2022	342	340
Additional paid-in capital	330,128	322,873
Retained earnings	719,077	627,978
Accumulated other comprehensive loss	(5,483)	(3,432)
Cost of 3,776 and 3,199 common shares held in treasury in 2023 and 2022	(154,215)	(125,660)
Total stockholders’ equity	889,849	822,099
	$1,288,046	$1,210,613
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$91,099	$79,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,574	19,192
Stock compensation expense	7,257	5,889
Exit activity costs, non-cash	572	1,427
Provision for deferred income taxes	179	181
Other, net	2,945	3,620
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(44,331)	(25,538)
Inventories	30,431	(19,840)
Other current assets and other assets	(1,426)	393
Accounts payable	53,198	(24,756)
Accrued expenses and other non-current liabilities	46,158	(1,065)
Net cash provided by operating activities	206,656	38,561
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(9,863)	(51,621)
Purchases of property, plant, and equipment, net	(7,976)	(15,704)
Net cash used in investing activities	(17,839)	(67,325)
Cash Flows from Financing Activities
Long-term debt payments	(141,000)	(100,000)
Proceeds from long-term debt	50,000	197,800
Purchase of common stock at market prices	(29,182)	(58,125)
Net cash (used in) provided by financing activities	(120,182)	39,675
Effect of exchange rate changes on cash	(778)	(1,841)
Net increase in cash and cash equivalents	67,857	9,070
Cash and cash equivalents at beginning of year	17,608	12,849
Cash and cash equivalents at end of period	$85,465	$21,919
See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2023	34,194	$342	$327,927	$679,800	$(4,115)	3,770	$(153,644)	$850,310
Net income	—	—	—	39,277	—	—	—	39,277
Foreign currency translation adjustment	—	—	—	—	(1,376)	—	—	(1,376)
Postretirement benefit plan adjustments, net of taxes of $3	—	—	—	—	8	—	—	8
Stock compensation expense	—	—	2,201	—	—	—	—	2,201
Net settlement of restricted stock units	18	—	—	—	—	6	(412)	(412)
Excise tax on repurchase of common stock	—	—	—	—	—	—	(159)	(159)
Balance at September 30, 2023	34,212	$342	$330,128	$719,077	$(5,483)	3,776	$(154,215)	$889,849

Balance at June 30, 2022	33,989	$340	$318,664	$590,335	$(3,213)	2,374	$(88,848)	$817,278
Net income	—	—	—	34,295	—	—	—	34,295
Foreign currency translation adjustment	—	—	—	—	(3,568)	—	—	(3,568)
Postretirement benefit plan adjustments, net of taxes of $5	—	—	—	—	12	—	—	12
Stock compensation expense	—	—	1,764	—	—	—	—	1,764
Net settlement of restricted stock units	45	—	—	—	—	18	(749)	(749)
Common stock repurchased under stock repurchase program	—	—	—	—	—	138	(5,541)	(5,541)
Balance at September 30, 2022	34,034	$340	$320,428	$624,630	$(6,769)	2,530	$(95,138)	$843,491

See accompanying notes to consolidated financial statements.

GIBRALTAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	34,060	$340	$322,873	$627,978	$(3,432)	3,199	$(125,660)	$822,099
Net income	—	—	—	91,099	—	—	—	91,099
Foreign currency translation adjustment	—	—	—	—	(2,075)	—	—	(2,075)
Postretirement benefit plan adjustments, net of taxes of $9	—	—	—	—	24	—	—	24
Stock compensation expense	—	—	7,257	—	—	—	—	7,257
Net settlement of restricted stock units	144	2	(2)	—	—	56	(3,215)	(3,215)
Awards of common stock	8	—	—	—	—	—	—	—
Excise tax on repurchase of common stock	—	—	—	—	—	—	(159)	(159)
Common stock repurchased under stock repurchase program	—	—	—	—	—	521	(25,181)	(25,181)
Balance at September 30, 2023	34,212	$342	$330,128	$719,077	$(5,483)	3,776	$(154,215)	$889,849

Balance at December 31, 2021	33,799	$338	$314,541	$545,572	$187	1,107	$(35,380)	$825,258
Net income	—	—	—	79,058	—	—	—	79,058
Foreign currency translation adjustment	—	—	—	—	(6,993)	—	—	(6,993)
Postretirement benefit plan adjustments, net of taxes of $15	—	—	—	—	37	—	—	37
Stock compensation expense	—	—	5,889	—	—	—	—	5,889
Net settlement of restricted stock units	219	2	(2)	—	—	90	(4,217)	(4,217)
Awards of common stock	16	—	—	—	—	—	—	—
Common stock repurchased under stock repurchase program	—	—	—	—	—	1,333	(55,541)	(55,541)
Balance at September 30, 2022	34,034	$340	$320,428	$624,630	$(6,769)	2,530	$(95,138)	$843,491

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
(3)    ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Trade accounts receivable	$216,754	$179,170
Costs in excess of billings	43,715	41,732
Total accounts receivable	260,469	220,902
Less allowance for doubtful accounts and contract assets	(4,069)	(3,746)
Accounts receivable, net	$256,400	$217,156
Refer to Note 4 "Revenue" concerning the Company's costs in excess of billings.
The following table provides a roll-forward of the allowance for credit losses, for the nine month period ended September 30, 2023, that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

Beginning balance as of January 1, 2023	$3,746
Bad debt expense, net of recoveries	1,479
Accounts written off against allowance and other adjustments	(1,156)
Ending balance as of September 30, 2023	$4,069
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

As of September 30, 2023, the Company's remaining performance obligations are part of contracts that have an original expected duration of one year or less.
Contract assets consist of costs in excess of billings presented within accounts receivable in the Company's consolidated balance sheets. Contract liabilities consist of billings in excess of cost, classified as current liabilities, and unearned revenue, presented within accrued expenses, in the Company's consolidated balance sheets. Unearned revenue as of September 30, 2023 and December 31, 2022 was $7.2 million and $4.6 million, respectively. Revenue recognized during the nine months ended September 30, 2023 and 2022 that was in contract liabilities at the beginning of the respective periods was $32.2 million and $41.2 million, respectively.
(5)    INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw material	$91,069	$111,187
Work-in-process	13,675	17,944
Finished goods	42,497	47,523
Gross inventory	147,241	176,654
Less reserves	(6,233)	(6,294)
Total inventories, net	$141,008	$170,360
(6)    ACQUISITION
On July 5, 2023, the Company acquired the assets of a privately held Utah-based company that manufactures and distributes roof flashing and accessory products, and sells direct to roofing wholesalers. The results of this company have been included in the Company's consolidated financial results since the date of acquisition within the Company's Residential segment. The preliminary purchase consideration for this acquisition was $10.4 million, which includes a preliminary working capital adjustment and certain other adjustments provided for in the asset purchase agreement.
The purchase price for the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their respective fair values estimated as of the date of acquisition. The Company has commenced the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of acquisition. Due to the timing of the acquisition, the Company continues to gather information supporting the acquired assets and assumed liabilities. Accordingly, all amounts recorded are provisional. These provisional amounts are subject to change if new information is obtained concerning facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of acquisition. The final values may also result in changes to depreciation and amortization expense related to certain assets such as property, plant, and equipment and acquired intangible assets. The preliminary excess consideration was recorded as goodwill and approximated $4.1 million, all of which is deductible for tax purposes. Goodwill represents future economic benefits arising from other assets acquired that could not be individually identified including workforce additions, growth opportunities, and increased presence in the domestic building products markets. The final purchase price allocation will be completed no later than the third quarter of fiscal year 2024.
The preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed is as follows as of the date of the acquisition (in thousands):

Working capital	$889
Property, plant and equipment	195
Acquired intangible assets	5,200
Goodwill	4,133
Fair value of purchase consideration	$10,417

The intangible assets acquired in this acquisition consisted of the following (in thousands):

	Fair Value	Weighted-Average Amortization Period
Trademarks	$300	2 years
Customer relationships	4,900	12 years
Total	$5,200

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
The acquisition of the privately held Utah-based company and the acquisition of QAP were financed primarily through borrowings under the Company's revolving credit facility.

The Company recognized costs as a component of cost of sales related to the sale of inventory at fair value as a result of allocating the purchase price of recent acquisitions. The Company also incurred certain acquisition-related costs comprised of legal and consulting fees within selling, general, and administrative ("SG&A") expense.
The acquisition-related costs consisted of the following for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$12	$476	$12	$476
Selling, general and administrative costs	224	522	245	529
Total acquisition related costs	$236	$998	$257	$1,005

(7)    GOODWILL AND RELATED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 are as follows (in thousands):

	Renewables	Residential	Agtech	Infrastructure	Total
Balance at December 31, 2022	$188,030	$209,056	$83,599	$31,678	$512,363
Acquired goodwill	—	4,133	—	—	4,133
Adjustments to prior year acquisitions	—	387	—	—	387
Foreign currency translation	(1,273)	—	(266)	—	(1,539)
Balance at September 30, 2023	$186,757	$213,576	$83,333	$31,678	$515,344
Goodwill is recognized net of accumulated impairment losses of $133.2 million as of September 30, 2023 and December 31, 2022, respectively.
The Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company determined that no triggering event had occurred as of September 30, 2023 which would require an interim impairment test to be performed.
Acquired Intangible Assets
Acquired intangible assets consisted of the following (in thousands):

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
Trademarks	$55,500	$—	$55,500	$—
Finite-lived intangible assets:
Trademarks	5,745	4,616	5,448	4,481
Unpatented technology	34,155	23,749	34,163	22,037
Customer relationships	119,078	52,323	115,125	46,557
Non-compete agreements	2,370	2,113	2,371	2,006
	161,348	82,801	157,107	75,081
Total acquired intangible assets	$216,848	$82,801	$212,607	$75,081

The following table summarizes the acquired intangible asset amortization expense for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$2,893	$2,801	$8,419	$8,718
Amortization expense related to acquired intangible assets for the remainder of fiscal 2023 and the next five years thereafter is estimated as follows (in thousands):

	2023	2024	2025	2026	2027	2028
Amortization expense	$2,899	$11,416	$11,204	$9,738	$8,111	$7,244
(8)    LONG-TERM DEBT
The Company had no outstanding debt as of September 30, 2023 and unamortized debt issuance costs, included in other assets on the consolidated balance sheet, were $1.9 million. As of December 31, 2022, the Company's total outstanding debt was $88.8 million, which included $91.0 million on the Company's revolving credit facility net of $2.2 million in unamortized debt issuance costs.
Revolving Credit Facility
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement"), and concurrently with entering into the Credit Agreement, the Company paid off all amounts owed under the Sixth Amended and Restated Credit Agreement dated as of January 24, 2019. The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of September 30, 2023, the Company was in compliance with all financial covenants. The Credit Agreement terminates on December 8, 2027.
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
For the three and nine months ended September 30, 2022, interest rates on the revolving credit facility under the Sixth Amended and Restated Credit Agreement were based on LIBOR plus an additional margin that ranged from 1.125% to 2.00%. In addition, the revolving credit facility under the Sixth Amended and Restated Credit Agreement was subject to an undrawn commitment fee ranging between 0.15% and 0.25% based on the Total Leverage Ratio and the daily average undrawn balance.
Standby letters of credit of $3.9 million have been issued under the Credit Agreement to third parties on behalf of the Company as of September 30, 2023. These letters of credit reduce the amount otherwise available under the revolving credit facility. The Company had $396.1 million and $304.5 million of availability under the revolving credit facility as of September 30, 2023 and December 31, 2022, respectively.

(9)    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables summarize the cumulative balance of each component of accumulated other comprehensive loss, net of tax, for the three months ended September 30, (in thousands):

	Foreign Currency Translation Adjustment	Postretirement Benefit Plan Adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive Loss
Balance at June 30, 2023	$(4,081)	$(373)	$(4,454)	$(339)	$(4,115)
Postretirement health care plan adjustments	—	11	11	3	8
Foreign currency translation adjustment	(1,376)	—	(1,376)	—	(1,376)
Balance at September 30, 2023	$(5,457)	$(362)	$(5,819)	$(336)	$(5,483)

Balance at June 30, 2022	$(1,785)	$(2,212)	$(3,997)	$(784)	$(3,213)
Postretirement health care plan adjustments	—	17	17	5	12
Foreign currency translation adjustment	(3,568)	—	(3,568)	—	(3,568)
Balance at September 30, 2022	$(5,353)	$(2,195)	$(7,548)	$(779)	$(6,769)
The following tables summarize the cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, for the nine months ended September 30, (in thousands):

	Foreign Currency Translation Adjustment	Postretirement Benefit Plan Adjustments	Total Pre-Tax Amount	Tax (Benefit) Expense	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(3,382)	$(395)	$(3,777)	$(345)	$(3,432)
Postretirement health care plan adjustments	—	33	33	9	24
Foreign currency translation adjustment	(2,075)	—	(2,075)	—	(2,075)
Balance at September 30, 2023	$(5,457)	$(362)	$(5,819)	$(336)	$(5,483)

Balance at December 31, 2021	$1,640	$(2,247)	$(607)	$(794)	$187
Postretirement health care plan adjustments	—	52	52	15	37
Foreign currency translation adjustment	(6,993)	—	(6,993)	—	(6,993)
Balance at September 30, 2022	$(5,353)	$(2,195)	$(7,548)	$(779)	$(6,769)
The realized adjustments relating to the Company’s postretirement health care costs were reclassified from accumulated other comprehensive loss and included in other expense in the consolidated statements of income.
(10)    EQUITY-BASED COMPENSATION
On May 3, 2023, the stockholders of the Company approved the adoption of the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan (the "Amended 2018 Plan") which increases the total number of shares available for issuance by the Company from 1,000,000 shares to 1,550,000 shares. In addition, 81,707 shares that were unissued and available for grant under the Gibraltar Industries, Inc. 2015 Equity Incentive Plan (the "2015 Plan") were consolidated with the Amended 2018 Plan. No further grants will be made under the 2015 Plan. Consistent with the Gibraltar Industries, Inc. 2018 Equity Incentive Plan and the 2015 Plan, the Amended 2018 Plan allows the Company to grant equity-based incentive compensation awards, in the form of non-qualified options, restricted shares, restricted stock units, performance shares, performance stock units, and stock rights to eligible participants.

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
Equity Based Awards - Settled in Stock
The following table sets forth the number of equity-based awards granted during the nine months ended September 30, which will convert to shares upon vesting, along with the weighted average grant date fair values:

	2023		2022
Awards	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards (2)	Weighted Average Grant Date Fair Value
Performance stock units (1)	85,323	$53.22	108,464	$47.00
Restricted stock units	89,713	$61.21	123,351	$43.42
Deferred stock units	6,351	$54.33	2,460	$42.69
Common shares	8,468	$54.33	15,652	$42.49
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
Total MSPP liabilities recorded on the consolidated balance sheet as of September 30, 2023 were $18.3 million, of which $2.0 million was included in current accrued expenses and $16.3 million was included in non-current liabilities. Total MSPP liabilities recorded on the consolidated balance sheet as of December 31, 2022 were $15.4 million, of which $2.3 million was included in current accrued expenses and $13.1 million was included in non-current liabilities. The value of the restricted stock units within the MSPP liabilities was $15.9 million and $13.4 million at September 30, 2023 and December 31, 2022, respectively.

The following table provides the number of restricted stock units credited to active participant accounts and the payments made with respect to MSPP liabilities during the nine months ended September 30,:

	2023	2022
Restricted stock units credited	46,843	9,564
MSPP liabilities paid (in thousands)	$2,392	$2,961
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
Exit activity costs (recoveries) were incurred during the nine months ended September 30, 2023 and 2022 which related to moving and closing costs, severance, and contract terminations, along with asset impairment charges (recoveries) related to the write-down of inventory and other charges associated with discontinued product lines, as a result of process simplification initiatives. In conjunction with these initiatives, the Company recorded costs during the nine months ended September 30, 2023 associated with the final closure and sale of a facility closed during the fourth quarter of 2022. During the nine months ended September 30, 2022, the Company exited a facility, relocating to a new one, and separately, closed one other facility as a result of these initiatives.
The following tables set forth the exit activity costs (recoveries) and asset impairment charges (recoveries) incurred by segment during the three and nine months ended September 30, related to the restructuring activities described above (in thousands):

	Three Months Ended September 30,
	2023			2022
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Renewables	$4,389	$(59)	$4,330	$(44)	$—	$(44)
Residential	22	654	676	—	12	12
Agtech	5	—	5	15	217	232
Infrastructure	—	—	—	—	—	—
Corporate	(33)	—	(33)	11	—	11
Total	$4,383	$595	$4,978	$(18)	$229	$211

	Nine Months Ended September 30,
	2023			2022
	Exit Activity	Asset Impairment	Total	Exit Activity	Asset Impairment	Total
Renewables	$7,298	$(82)	$7,216	$1,359	$1,198	$2,557
Residential	136	654	790	1,298	12	1,310
Agtech	722	—	722	103	217	320
Infrastructure	—	—	—	(63)	—	(63)
Corporate	(33)	—	(33)	93	—	93
Total	$8,123	$572	$8,695	$2,790	$1,427	$4,217

The following table provides a summary of where the exit activity costs and asset impairment charges were recorded in the consolidated statements of income for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$4,544	$(39)	$8,155	$2,249
Selling, general, and administrative expense	434	250	540	1,968
Total exit activity and asset impairment charges	$4,978	$211	$8,695	$4,217
The following table reconciles the beginning and ending liability for exit activity costs relating to the Company’s facility consolidation efforts (in thousands):

	2023	2022
Balance at January 1	$2,417	$272
Exit activity costs recognized	8,123	2,790
Cash payments	(3,254)	(2,782)
Balance at September 30	$7,286	$280
(12)    INCOME TAXES
The following table summarizes the provision for income taxes for continuing operations (in thousands) for the three and nine months ended September 30, and the applicable effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$14,536	$11,690	$33,268	$26,686
Effective tax rate	27.0%	25.4%	26.7%	25.2%
The effective tax rate for the three and nine months ended September 30, 2023 and 2022, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
(13)    EARNINGS PER SHARE
Earnings per share and the weighted average shares outstanding used in calculating basic and diluted earnings per share are as follows for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income available to common stockholders	$39,277	$34,295	$91,099	$79,058
Denominator for basic earnings per share:
Weighted average shares outstanding	30,485	31,707	30,638	32,396
Denominator for diluted earnings per share:
Weighted average shares outstanding	30,485	31,707	30,638	32,396
Common stock units	230	105	170	107
Weighted average shares and conversions	30,715	31,812	30,808	32,503

The weighted average number of diluted shares does not include potential anti-dilutive common shares issuable pursuant to equity based incentive compensation awards. The following table provides the potential anti-dilutive common stock units for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock units	17	51	19	48
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
The following table illustrates certain measurements used by management to assess performance of the segments described above for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Renewables	$106,362	$111,119	$243,026	$291,451
Residential	227,747	215,592	635,476	595,322
Agtech	31,666	44,217	102,546	130,325
Infrastructure	24,969	20,363	67,877	59,007
Total net sales	$390,744	$391,291	$1,048,925	$1,076,105

Income from operations:
Renewables	$12,907	$14,216	$21,084	$14,061
Residential	42,158	35,802	115,626	104,901
Agtech	2,136	3,777	3,349	5,350
Infrastructure	6,386	2,572	14,928	6,640
Unallocated Corporate Expenses	(10,397)	(8,971)	(29,350)	(22,222)
Total income from operations	$53,190	$47,396	$125,637	$108,730

	September 30, 2023	December 31, 2022
Total assets:
Renewables	$399,969	$392,368
Residential	539,800	519,567
Agtech	182,988	193,966
Infrastructure	79,877	80,264
Unallocated corporate assets	85,412	24,448
	$1,288,046	$1,210,613
The following tables illustrate segment revenue disaggregated by timing of transfer of control to the customer for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2023
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$15,903	$225,985	$777	$9,922	$252,587
Over Time	90,459	1,762	30,889	15,047	138,157
Total net sales	$106,362	$227,747	$31,666	$24,969	$390,744

	Three Months Ended September 30, 2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$7,660	$214,175	$3,510	$9,938	$235,283
Over Time	103,459	1,417	40,707	10,425	156,008
Total net sales	$111,119	$215,592	$44,217	$20,363	$391,291

	Nine Months Ended September 30, 2023
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$35,630	$630,545	$5,580	$24,831	$696,586
Over Time	207,396	4,931	96,966	43,046	352,339
Total net sales	$243,026	$635,476	$102,546	$67,877	$1,048,925

	Nine Months Ended September 30, 2022
	Renewables	Residential	Agtech	Infrastructure	Total
Net sales:
Point in Time	$18,569	$591,160	$9,152	$25,177	$644,058
Over Time	272,882	4,162	121,173	33,830	432,047
Total net sales	$291,451	$595,322	$130,325	$59,007	$1,076,105

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
The Company uses certain operating performance measures, specifically consolidated gross margin, operating margin by segment and consolidated operating margin, to manage the Company's businesses, set operational goals, and establish performance targets for incentive compensation for the Company's employees. The Company defines consolidated gross margin as a percentage of total consolidated gross profit to total consolidated net sales. The Company defines operating margin by segment as a percentage of total income from operations by segment to total net sales by segment and consolidated operating margin as a percentage of total consolidated income from operations to total consolidated net sales. The Company believes consolidated gross margin and operating margin by segment may be useful to investors in evaluating the profitability of the Company's segments and the Company on a consolidated basis.
Overview
Gibraltar Industries, Inc. (the "Company") is a leading manufacturer and provider of products and services for the renewable energy, residential, agtech, and infrastructure markets.
The Company operates and reports its results in the following four reporting segments:
•Renewables;
•Residential;
•Agtech; and
•Infrastructure.
The Company serves customers primarily in North America including renewable energy (solar) developers, home improvement retailers, wholesalers, distributors, institutional and commercial growers of food and plants, and contractors. At September 30, 2023, the Company operated 31 facilities, comprised of 23 manufacturing facilities, one distribution center, and seven offices, which are located in 16 states, Canada, China, and Japan. The Company's operational infrastructure provides the necessary scale to support regional and national customers in each of the Company's markets.
Recent Trends
The uncertainty of the current macro-economic environment, including shifting inflation and higher interest rates, along with trade related disruptions that continue to impact the supply of solar modules used by the Company’s customers, have impacted and may continue to adversely impact our performance and financial results. Although the disruption in the supply of solar modules is improving, our customers are being challenged to obtain permits from relevant government entities to build new solar fields and the Company does expect that these aforementioned dynamics will continue in the remainder of 2023.
While the Company does not sell or import solar modules, the goods and services the Company provides for its customers depend upon the supply of solar modules for which such shortages have resulted in project delays over the past two years. The supply has been primarily impacted by two regulatory items: the Uyghur Forced Labor Prevention Act ("UFLPA") which was enacted in June 2022, and the circumvention of anti-dumping and countervailing duties (“AD/CVD”) investigation launched by the U.S. Department of Commerce ("USDOC") in March 2022, against eight solar module manufacturers producing in four countries in Southeast Asia.
The UFLPA requires traceability of components of imported goods to validate components are not sourced from the Xinjiang province in China. This requirement has caused delays in module availability as module manufacturers must follow a stringent importation process with the U.S. Custom and Border Protection Agency. While a few of the larger module manufacturers are experiencing more consistent success with the importation process, other module suppliers need to make further progress with UFLPA and the importation process. The UFLPA continues to create a compliance burden and constrain supply of imported solar modules, but the Company expects continual improvement of supply as more module manufacturers move forward on the learning curve.
As a result of the USDOC’s AD/CVD investigation, and until the final ruling from the USDOC was announced in August 2023, projects were delayed due to the risk of retroactive tariffs being imposed on the import of solar modules produced in four countries in Southeast Asia, where Chinese manufacturers have operations. In addition, of the eight major manufacturers under investigation, five were found to have been circumventing the AD/CVD orders. In parallel to the USDOC investigation, on June 6, 2022, an emergency Presidential Proclamation was issued delaying the imposition of duties on imports from the impacted countries until June 6, 2024. This proclamation provides non-U.S. based module manufacturers time to modify and secure supply chains to ensure compliance with U.S. law.
On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law. Among other things, the IRA provides for a variety of enhanced Investment Tax Credits ("ITC") and Production Tax Credits for renewable energy subject to specific dates and requirements. Although the Company believes the IRA should assist in driving growth in the renewable energy industry, it is important that the Department of Treasury finalize rules governing the execution of additional investment tax incentives so industry and the Company's customers can move forward with projects currently on hold. Overall, the Company believes the enhanced tax credits under the IRA will provide long-term certainty for the industry and support consistent and accelerating demand for our products. The Company will work with its customers to optimize the various ITCs as the final rules are defined and implemented.

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
Recent Developments
On July 5, 2023, the Company acquired the assets of a privately held Utah based company that manufactures and distributes roof flashing and accessory products for $10.4 million.
On December 8, 2022, the Company entered into a Credit Agreement (the "Credit Agreement"), and concurrently with entering into the Credit Agreement, the Company paid off all amounts owed under the Sixth Amended and Restated Credit Agreement dated as of January 24, 2019, which was terminated with no prepayment penalties. The Credit Agreement provides for a revolving credit facility and letters of credit in an aggregate amount equal to $400 million. The Company can request additional financing to increase the revolving credit facility to $700 million or enter into a term loan of up to $300 million subject to conditions set forth in the Credit Agreement. The Credit Agreement contains two financial covenants. As of September 30, 2023, the Company was in compliance with both financial covenants. The Credit Agreement terminates on December 8, 2027.
On August 22, 2022, the Company purchased all the issued and outstanding membership interests of QAP, a manufacturer of soffit, fascia, trim coil, rain carrying products and aluminum siding for an aggregate purchase price of $52.1 million. The acquisition of QAP was financed primarily through borrowings under the Company's revolving credit facility. The results of operations of QAP have been included in the Residential segment of the Company's consolidated financial statements from the date of acquisition.
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of September 30, 2023, the Company has repurchased 2,518,941 shares for an aggregate price of $111.0 million under this repurchase program.

Results of Operations
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
The following table sets forth selected results of operations data and its percentage of net sales for the three months ended September 30 (in thousands):

	2023		2022
Net sales	$390,744	100.0%	$391,291	100.0%
Cost of sales	285,360	73.0%	296,735	75.8%
Gross profit	105,384	27.0%	94,556	24.2%
Selling, general, and administrative expense	52,194	13.4%	47,160	12.1%
Income from operations	53,190	13.6%	47,396	12.1%
Interest expense	417	0.1%	1,048	0.2%
Other (income) expense	(1,040)	(0.3)%	363	0.1%
Income before taxes	53,813	13.8%	45,985	11.8%
Provision for income taxes	14,536	3.7%	11,690	3.0%
Net income	$39,277	10.1%	$34,295	8.8%
The following table sets forth the Company’s net sales by reportable segment for the three months ended September 30, (in thousands):

				Impact of
	2023	2022	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$106,362	$111,119	$(4,757)	$—	$—	$(4,757)
Residential	227,747	215,592	12,155	18,880	—	(6,725)
Agtech	31,666	44,217	(12,551)	—	(1,546)	(11,005)
Infrastructure	24,969	20,363	4,606	—	—	4,606
Consolidated	$390,744	$391,291	$(547)	$18,880	$(1,546)	$(17,881)
Consolidated net sales were essentially flat at $390.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Revenue of $18.9 million generated from recent acquisitions in the Residential segment was essentially offset by a $17.9 million or 5.0% decrease in organic revenue, the result of a 4% volume decline along with a 1% decrease in pricing to customers due to price management initiatives. Consolidated backlog increased 5% to $375 million, as compared to the end of the prior year quarter.
Net sales in the Company's Renewables segment decreased $4.8 million, or 4.2%, to $106.4 million for the three months ended September 30, 2023 compared to $111.1 million for the three months ended September 30, 2022. Revenue declined as module supply, local permitting delays and pending guidance on final IRA tax credit guidelines delayed the timing of contracted and active projects. Module imports have declined as a result of continued, yet improving, importation challenges resulting from the UFLPA implemented in June 2022. New order bookings remained robust as backlog increased 13% from the prior year, as customers and solar module importers gain a better understanding of documentary compliance requirements relative to the UFLPA.
Net sales in the Company's Residential segment increased $12.2 million, or 5.6%, to $227.7 million for the three months ended September 30, 2023 compared to $215.6 million for the three months ended September 30, 2022. Sales of $18.9 million generated from recent acquisitions along with the positive impact of participation gains and expanded market presence offset the year over year impact of market price adjustments in response to lower commodity prices and 80/20 initiatives targeting less attractive product lines.
Net sales in the Company's Agtech segment decreased 28.3%, or $12.6 million, to $31.7 million for the three months ended September 30, 2023 compared to $44.2 million for the three months ended September 30, 2022. The revenue decline was driven by timing of new project construction shifting from the third quarter to the fourth quarter, partially offset by new project construction activity commencing at the end of the quarter. Backlog decreased 6% year over year.
Net sales in the Company's Infrastructure segment increased 22.5%, or $4.6 million, to $25.0 million for the three months ended September 30, 2023 compared to $20.4 million for the three months ended September 30, 2022. The increase in revenue was due to strong end market demand and ongoing efforts to increase market participation. Backlog also benefited from these efforts resulting in a 6% increase year over year.
The Company's consolidated gross margin increased to 27.0% for the three months ended September 30, 2023 compared to 24.2% for the three months ended September 30, 2022. The increase was driven by improved price to material cost alignment, solid execution in field operations and continued operational efficiencies, along with 80/20 initiatives and favorable business and product mix.
Selling, general, and administrative ("SG&A") expenses increased by $5.0 million, or 10.7% to $52.2 million for the three months ended September 30, 2023 compared to $47.2 million for the three months ended September 30, 2022. The $5.0 million increase was primarily due to higher performance-based compensation expense as compared to the prior year quarter. SG&A expenses as a percentage of net sales increased to 13.4% for the three months ended September 30, 2023 compared to 12.1% for the three months ended September 30, 2022.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the three months ended September 30, (in thousands):

	2023		2022		Total Change
Income from operations:
Renewables	$12,907	12.1%	$14,216	12.8%	$(1,309)
Residential	42,158	18.5%	35,802	16.6%	6,356
Agtech	2,136	6.7%	3,777	8.5%	(1,641)
Infrastructure	6,386	25.6%	2,572	12.6%	3,814
Unallocated Corporate Expenses	(10,397)	(2.7)%	(8,971)	(2.3)%	(1,426)
Consolidated income from operations	$53,190	13.6%	$47,396	12.1%	$5,794
The Renewables segment generated an operating margin of 12.1% in the current year quarter compared to 12.8% in the prior year quarter. The decrease in operating margin was a result of restructuring charges incurred in the current year quarter related to addressing customer issues arising from the discontinued legacy solar tracker solution, largely offset by favorable price to cost alignment and field operations efficiencies.
The Residential segment generated an operating margin of 18.5% in the current year quarter compared to 16.6% in the prior year quarter. The expansion in operating margin was the result of increased volume, improved alignment of price/cost, implementation of additional 80/20 initiatives, and favorable product line mix.
The Agtech segment generated an operating margin of 6.7% in the current year quarter compared to 8.5% in the prior year quarter. Operating margin declined year over year due to less favorable price to cost alignment, volume deleverage and product mix, partially offset by 80/20 initiatives.
The Infrastructure segment generated an operating margin of 25.6% during the three months ended September 30, 2023 compared to 12.6% during the three months ended September 30, 2022. The margin improved year over year driven by strong operating execution, strategic pricing, 80/20 productivity, supply chain productivity and favorable product line mix.
Unallocated corporate expenses increased $1.4 million from $9.0 million during the three months ended September 30, 2022 to $10.4 million during the three months ended September 30, 2023. The increase in expense was primarily the result of higher performance-based compensation expense as compared to the prior year quarter.
Interest expense decreased $0.6 million to $0.4 million for the three months ended September 30, 2023 compared to $1.0 million for the three months ended September 30, 2022. Despite higher interest rates in the current year quarter as compared to the prior year quarter, the decrease in interest expense was primarily due to lower average outstanding balances on the Company's revolving credit facility during these respective quarters.

The Company recorded other income of $1.0 million for the three months ended September 30, 2023, compared to other expense of $0.4 million recorded for the three months ended September 30, 2022. The change year over year is the combined result of foreign currency translation fluctuations and changes in the fair market valuation allowance related to the liquidation of the processing business.
The Company recognized a provision for income taxes of $14.5 million and $11.7 million, with effective tax rates of 27.0% and 25.4% for the three months ended September 30, 2023, and 2022, respectively. The effective tax rate for the three months ended September 30, 2023, and 2022, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
The following table sets forth selected results of operations data and its percentage of net sales for the nine months ended September 30 (in thousands):

	2023		2022
Net sales	$1,048,925	100.0%	$1,076,105	100.0%
Cost of sales	769,873	73.4%	826,434	76.8%
Gross profit	279,052	26.6%	249,671	23.2%
Selling, general, and administrative expense	153,415	14.6%	140,941	13.1%
Income from operations	125,637	12.0%	108,730	10.1%
Interest expense	3,216	0.3%	2,189	0.2%
Other (income) expense	(1,946)	(0.2)%	797	0.1%
Income before taxes	124,367	11.9%	105,744	9.8%
Provision for income taxes	33,268	3.2%	26,686	2.5%
Net income	$91,099	8.7%	$79,058	7.3%
The following table sets forth the Company’s net sales by reportable segment for the nine months ended September 30, (in thousands):

				Impact of
	2023	2022	Total Change	Acquisitions	Portfolio Management	Ongoing Operations
Net sales:
Renewables	$243,026	$291,451	$(48,425)	$—	$—	$(48,425)
Residential	635,476	595,322	40,154	58,709	—	(18,555)
Agtech	102,546	130,325	(27,779)	—	(2,838)	(24,941)
Infrastructure	67,877	59,007	8,870	—	—	8,870
Consolidated	$1,048,925	$1,076,105	$(27,180)	$58,709	$(2,838)	$(83,051)
Consolidated net sales decreased by $27.2 million, or 2.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in revenue was driven by a $83.1 million or 7.7% decrease in organic revenue, largely the result of a 8% volume decline. Partially offsetting the year over year decrease were $58.7 million of revenues generated by recent acquisitions, which are reported as part of the Company's Residential segment, along with participation gains. Consolidated backlog increased 5% to $375 million, as compared to the end of the prior year period.
Net sales in the Company's Renewables segment decreased $48.4 million, or 16.6%, to $243.0 million for the nine months ended September 30, 2023 compared to $291.5 million for the nine months ended September 30, 2022. The decline was the result of decreased demand for solar racking installations, which continues to be impacted by importation challenges resulting from the UFLPA, timing delays incurred due to lengthier permitting processes, and pending guidance on final IRA tax credit guidelines. New order bookings continued to accelerate during the year and backlog increased 13% from the prior year.

Net sales in the Company's Residential segment increased $40.2 million, or 6.8%, to $635.5 million for the nine months ended September 30, 2023 compared to $595.3 million for the nine months ended September 30, 2022. Sales of $58.7 million generated by recent acquisitions, along with the positive impact of participation gains and expanded market presence more than offset channel inventory corrections and price declines related to commodity cost reductions and 80/20 initiatives targeting less attractive product lines.
Net sales in the Company's Agtech segment decreased 21.3%, or $27.8 million, to $102.5 million for the nine months ended September 30, 2023 compared to $130.3 million for the nine months ended September 30, 2022. Revenue declined as both the segment's commercial business and produce projects experienced delayed new project starts, driven by the timing of project construction. While backlog decreased 6% year over year, the Company expects new project execution that is underway to help drive revenue growth in the fourth quarter of 2023.
Net sales in the Company's Infrastructure segment increased 15.1%, or $8.9 million, to $67.9 million for the nine months ended September 30, 2023 compared to $59.0 million for the nine months ended September 30, 2022. The increase in revenue was due to continued solid market demand and ongoing efforts to increase market participation. Backlog also benefited from these efforts resulting in a 6% increase year over year.
The Company's consolidated gross margin increased to 26.6% for the nine months ended September 30, 2023 compared to 23.2% for the nine months ended September 30, 2022. The increase was driven by improved price to material cost alignment, solid execution in field operations, improvement in supply chain management and continued operational efficiencies, along with 80/20 initiatives and favorable business and product mix.
Selling, general, and administrative ("SG&A") expenses increased by $12.5 million, or 8.9%, to $153.4 million for the nine months ended September 30, 2023 compared to $140.9 million for the nine months ended September 30, 2022. The $12.5 million increase was primarily due to higher performance-based compensation expense as compared to the prior year. Incremental SG&A expenses incurred by recent acquisitions also contributed to the increase. SG&A expenses as a percentage of net sales increased to 14.6% for the nine months ended September 30, 2023 compared to 13.1% for the nine months ended September 30, 2022.
The following table sets forth the Company’s income from operations and income from operations as a percentage of net sales by reportable segment for the nine months ended September 30, (in thousands):

	2023		2022		Total Change
Income from operations:
Renewables	$21,084	8.7%	$14,061	4.8%	$7,023
Residential	115,626	18.2%	104,901	17.6%	10,725
Agtech	3,349	3.3%	5,350	4.1%	(2,001)
Infrastructure	14,928	22.0%	6,640	11.3%	8,288
Unallocated Corporate Expenses	(29,350)	(2.8)%	(22,222)	(2.1)%	(7,128)
Consolidated income from operations	$125,637	12.0%	$108,730	10.1%	$16,907
The Renewables segment generated an operating margin of 8.7% in the current year compared to 4.8% in the prior year. The increase in operating margin was driven by field operations productivity, favorable price to cost alignment and improved supply chain management that offset lower volumes and higher restructuring expenses recorded in the current year.
The Residential segment generated an operating margin of 18.2% in the current year compared to 17.6% in the prior year. The increase in operating margin was the result of continued price/cost rebalancing, 80/20 activities and mix, offset by the anticipated lower margins from the Company's recent acquisitions.
The Agtech segment generated an operating margin of 3.3% in the current year compared to 4.1% in the prior year. Operating margin declined year over year due to volume deleverage and product mix, partially offset by 80/20 initiatives and improvement in project management systems.
The Infrastructure segment generated an operating margin of 22.0% during the nine months ended September 30, 2023 compared to 11.3% during the nine months ended September 30, 2022. The margin improved year over year driven by strong operating execution, 80/20 productivity, supply chain efficiency, and product line mix.

Unallocated corporate expenses increased $7.1 million from $22.2 million during the nine months ended September 30, 2022 to $29.4 million during the nine months ended September 30, 2023. The increase in expense was primarily due to higher performance-based compensation expense as compared to the prior year.
Interest expense increased year over year with $3.2 million for the nine months ended September 30, 2023 compared to $2.2 million for the nine months ended September 30, 2022. The increase in expense was due to higher interest rates which nearly tripled compared to the prior year, largely offset by higher average outstanding balances in the prior year, $50 million compared to $73 million, for September 30, 2023 and 2022, respectively.
The Company recorded other income of $1.9 million for the nine months ended September 30, 2023, compared to other expense of $0.8 million recorded for the nine months ended September 30, 2022. The change year over year is the combined result of foreign currency translation fluctuations and changes in the fair market valuation allowance related to the liquidation of the processing business.
The Company recognized a provision for income taxes of $33.3 million and $26.7 million, with effective tax rates of 26.7% and 25.2% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended September 30, 2023, and 2022, respectively, was greater than the U.S. federal statutory rate of 21% due to state taxes and nondeductible permanent differences partially offset by favorable discrete items due to an excess tax benefit on stock-based compensation.
Liquidity and Capital Resources
The following table sets forth the Company's liquidity position as of (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$85,465	$17,608
Availability on revolving credit facility	396,056	304,505
	$481,521	$322,113
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
The Company can and does use the Credit Agreement to provide liquidity and capital resources primarily for the Company's U.S. operations when necessary. Generally, the Company's foreign operations have generated cash flow from operations sufficient to invest in working capital and fund their capital improvements. As of September 30, 2023 and December 31, 2022, the Company's foreign subsidiaries held $22.3 million and $15.2 million of cash, respectively.
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
In May 2022, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's issued and outstanding common stock. The program has a duration of three years, ending May 2, 2025. Repurchases may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program may be suspended or discontinued at any time at the Company's discretion. As of September 30, 2023, the Company has repurchased 2,518,941 shares for an aggregate price of $111.0 million under this repurchase program, including 521,575 shares repurchased for an aggregate price of $25.2 million during the nine months ended September 30, 2023.
Over the long-term, the Company expects that future investments, including strategic business opportunities such as acquisitions, may be financed through a number of sources, including internally available cash, availability under the Credit Agreement, new debt financing, the issuance of equity securities, or any combination of the aforementioned. The $10.4 million preliminary purchase price for the acquisition of a privately held Utah-based company was financed primarily through borrowing on our revolving credit facility. All potential acquisitions are evaluated based on the Company's acquisition strategy, which includes the enhancement of the Company's existing products, operations, and/or capabilities, as well as expanding the Company's access to new products, markets, and customers, with the goal of creating compounding and sustainable stockholder value.
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
Cash Flows
The following table sets forth selected cash flow data for the nine months ended September 30, (in thousands):

	2023	2022
Cash provided by (used in):
Operating activities	$206,656	$38,561
Investing activities	(17,839)	(67,325)
Financing activities	(120,182)	39,675
Effect of foreign exchange rate changes	(778)	(1,841)
Net increase in cash and cash equivalents	$67,857	$9,070
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2023 of $206.7 million consisted of net income of $91.1 million, non-cash net charges totaling $31.5 million, which include depreciation, amortization, stock-based compensation, exit activity recoveries and other non-cash charges, and $84.1 million of cash generated from working capital and other net operating assets. The cash generated from working capital and other net operating assets was largely due to increases in accounts payable, the result of the timing of purchases and vendor payments, and billings in excess of costs, the result of increased advance payments from and billings to customers on projects. In addition, cash was generated due to the Company's focus on reducing its investment in inventory to better align with lower sales volumes while still meeting customer demand. These activities were partially offset by an increase in accounts receivable largely the result of seasonal increases in demand.
Net cash provided by operating activities for the nine months ended September 30, 2022 of $38.6 million consisted of income from continuing operations of $79.1 million and non-cash net charges totaling $30.3 million, which include depreciation, amortization, stock-based compensation, exit activity costs and other non-cash charges, offset by a $70.8 million investment in working capital and other net assets. The investment in working capital and other net assets was due to increases in accounts receivable and inventory, largely the result of seasonal increases in demand, holding increased quantities due to general supply chain disruption, along with increased raw material and freight costs impacting inventory. A decrease in accounts payable as a result of the correlation between the timing of inventory receipts and vendor payments also contributed to the increase.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 of $17.8 million consisted of cash paid of $10.4 million for the acquisition of a privately held Utah-based company offset by receipt of the $0.6 million final working capital settlement related to the 2022 acquisition of QAP and net capital expenditures of $8.0 million.
Net cash used in investing activities for the nine months ended September 30, 2022 of $67.3 million consisted of net cash paid of $51.6 million for the acquisition of QAP and net capital expenditures of $15.7 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 of $120.2 million consisted of net long-term debt payments of $91.0 million and $29.2 million of common stock repurchases. Net long-term debt payments consisted of $141.0 million in long-term debt payments, offset by $50.0 million in proceeds from borrowing on the Company's long-term debt credit facility. The Company paid $26.0 million during the nine months ended September 30, 2023 related to repurchase of 538,575 shares under the Company's authorized share repurchase program. The remainder of the repurchased common stock of $3.2 million related to the net settlement of tax obligations for participants in the Company's equity incentive plans.
Net cash provided by financing activities for the nine months ended September 30, 2022 of $39.7 million was the result of $197.8 million in proceeds from borrowing on our long-term credit facility, offset by $100.0 million in payments on long-term debt and $58.1 million of common stock repurchases. Share repurchases of 1,333,453 under the Company’s authorized share repurchase program totaled $55.5 million with the balance repurchased for the net settlement of tax obligations for participants in the Company's equity incentive plans.
Critical Accounting Estimates
There have been no material changes to the Company's critical accounting estimates during the nine months ended September 30, 2023 from those disclosed in the consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
There were no material legal proceedings terminated, settled, or otherwise resolved during the quarter ended September 30, 2023.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risks and uncertainties have the potential to materially affect the Company's business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may materially adversely impact the Company's business, financial condition, or operating results. During the quarter ended September 30, 2023, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
The Company did not purchase shares during the quarter ended September 30, 2023 and the approximate dollar value of shares that may yet be purchased under the program was $88,943,472.
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

3.2	Second Amended and Restated By-Laws of Gibraltar Industries, Inc., effective as of December 7, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on December 9, 2022)
10.1*	Form of Award of Restricted Units (Executive) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan
10.2*	Form of Award of Restricted Units (Management) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan
10.3*	Form of Award of Restricted Units (CEO Discretionary) under the Gibraltar Industries, Inc. Amended and Restated 2018 Equity Incentive Plan
31.1*	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of the Chairman of the Board, President and Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of the Senior Vice President and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically with this Quarterly Report on Form 10-Q.
**	Documents are furnished not filed herewith.

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
Date: November 2, 2023